Form 10-K
period 2006-12-31
Spirit AeroSystems Holdings, Inc.
filed 2007-03-05
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33160

Spirit AeroSystems Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2436320
(State of Incorporation)	(I.R.S. Employer Identification Number)

3801 South Oliver
Wichita, Kansas 67210
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:
(316) 526-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Class A Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the class A common stock on February 9, 2007 as reported on the New York Stock Exchange was approximately $1,992,226,479.

As of February 9, 2007, the registrant had outstanding 63,345,834 shares of class A common stock, $0.01 par value per share and 71,351,347 shares of class B common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this report are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to:

•	our ability to continue to grow our business and execute our growth strategy;

•	the build rates of certain Boeing aircraft including, but not limited to, the B737 program, the B747 program, the B767 program and the B777 program and build rates of the Airbus A320 and A380 programs;

•	our ability to enter into supply arrangements with additional customers and to satisfy performance requirements under existing supply contracts with Boeing and Airbus;

•	any adverse impact on Boeing’s production of aircraft resulting from reduced orders by Boeing’s customers;

•	the success and timely progression of Boeing’s new B787 aircraft program, including receipt of necessary regulatory approvals;

•	future levels of business in the aerospace and commercial transport industries;

•	competition from original equipment manufacturers and other aerostructures suppliers;

•	the effect of governmental laws, such as U.S. export control laws, environmental laws and agency regulation, in the U.S. and abroad;

•	the effect of new commercial and business aircraft development programs, their timing and resource requirements that may be placed on us;

•	the cost and availability of raw materials;

•	our ability to recruit and retain highly skilled employees and our relationships with the unions representing many of our employees;

•	spending by the United States and other governments on defense;

•	our continuing ability to operate successfully as a stand alone company;

•	the outcome or impact of ongoing or future litigation and regulatory actions; and

•	our exposure to potential product liability claims.

These factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report for a more complete discussion of these and other factors that may affect our business.

PART I

Item 1.	Business

Our Company

Unless the context otherwise indicates or requires, as used in this Annual Report, references to “we,” “us,” “our” or the “company” refer to Spirit AeroSystems Holdings, Inc., its subsidiaries and predecessors. References to “Spirit” refer only to our subsidiary, Spirit AeroSystems, Inc., and references to “Spirit Holdings” or “Holdings” refer only to Spirit AeroSystems Holdings, Inc. References to “Boeing” refer to The Boeing Company and references to “Airbus” refer to Airbus S.A.S. We are the largest independent original parts designer and manufacturer of aerostructures in the world. Aerostructures are structural components such as fuselages, propulsion systems and wing systems for commercial and military aircraft. Spirit Holdings was formed in February 2005 as a holding company of Spirit. Spirit’s operations commenced on June 17, 2005 following the acquisition of the commercial aerostructures manufacturing operations of Boeing, herein referred to as “Boeing Wichita”. The acquisition of Boeing Wichita is herein referred to as the “Boeing Acquisition”.

On April 1, 2006, we became a supplier to Airbus through our acquisition of the aerostructures division of BAE Systems (Operations) limited, herein referred to as “BAE Systems”. The acquired division of BAE Systems is herein referred to as “BAE Aerostructures” and the acquisition of BAE Aerostructures is herein referred to as the “BAE Acquisition”. Although Spirit Holdings is a recently-formed company, its predecessor, Boeing Wichita, had 75 years of operating history and expertise in the commercial and military aerostructures industry. For the twelve months ended December 31, 2006 we generated revenues of approximately $3,207.7 million and had net income of approximately $16.8 million.

We are the largest independent supplier of aerostructures to both Boeing and Airbus. We manufacture aerostructures for every Boeing commercial aircraft currently in production, including the majority of the airframe content for the Boeing B737. As a result of our unique capabilities both in process design and composite materials, we were awarded a contract that makes us the largest aerostructures content supplier on the Boeing B787, Boeing’s next generation twin aisle aircraft. Furthermore, we believe we are the largest content supplier for the wing for the Airbus A320 family and we are a significant supplier for Airbus’ new A380. Sales related to the large commercial aircraft market, some of which may be used in military applications, represented approximately 99% of our revenues for the twelve months ended December 31, 2006.

We derive our revenues primarily through long-term supply agreements with both Boeing and Airbus. For the twelve months ended December 31, 2006, approximately 91% and approximately 8% of our combined revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier of 96% of the products we sell to Boeing and Airbus, as measured by dollar value of the products sold. We are a critical partner to our customers due to the broad range of products we currently supply to them and our leading design and manufacturing capabilities using both metallic and composite materials. Under our supply agreements with Boeing and Airbus, we supply essentially all of our products for the life of the aircraft program (other than the A380), including commercial derivative models. For the A380 we have a long-term supply contract with Airbus that covers a fixed number of product units at established prices.

Our History

In December 2004 and February 2005, an investor group led by Onex Partners LP and Onex Corporation formed Spirit and Spirit Holdings, respectively, for the purpose of acquiring Boeing Wichita. The Boeing Acquisition was completed on June 16, 2005. Prior to the acquisition, Boeing Wichita functioned as an internal supplier of parts and assemblies for Boeing’s airplane programs and had very few sales to third parties.

In connection with the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing’s exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the Boeing Acquisition. The supply contract is a requirements contract covering certain products such as fuselages, struts/pylons and wing components for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models. Pricing for existing products on in-production models is contractually set through May 2013, with average prices decreasing at higher volume levels and increasing at lower volume levels. We also entered into a long-term supply agreement for Boeing’s new B787 platform covering the life of this platform, including commercial derivatives. Under this contract we will be Boeing’s exclusive supplier for the forward fuselage, fixed and moveable leading wing edges and struts for the B787. Pricing for these products on the B787-8 model is generally set through 2021, with prices decreasing as cumulative production volume levels are achieved.

On April 1, 2006, through our wholly-owned subsidiary, Spirit Europe, we acquired BAE Aerostructures. Spirit Europe manufactures leading and trailing wing edges and other wing components for commercial aircraft programs for Airbus and Boeing and produces various aerostructure components for certain Raytheon business jets. The BAE Acquisition provides us with a foundation to increase future sales to Airbus, as Spirit Europe is a key supplier of wing and flight control surfaces for the A320 platform, Airbus’ core single aisle program, and of wing components for the A380 platform, one of Airbus’ most important new programs and the world’s largest commercial passenger aircraft. Under our supply agreements with Airbus, we supply most of our products for the life of the aircraft program, including commercial derivative models, with pricing determined through 2010. For the A380, we have a long-term supply contract with Airbus that covers a fixed number of units.

Our Industry

Based on our research, the global market for aerostructures is estimated to have totaled $27.6 billion in annual sales in 2005. Currently, aircraft original equipment manufacturers, referred to herein as “OEMs”, outsource approximately half of the aerostructures market to independent third parties such as ourselves. We expect the outsourcing of the design, engineering and manufacturing of aerostructures to increase as OEMs increasingly focus operations on final assembly and support services for their customers. The original equipment aerostructures market can be divided by end market application into three market sectors: (1) commercial (including regional and business jets), (2) military and (3) modifications, upgrades, repairs and spares. While we serve all three market sectors, we primarily derive our current revenues from the commercial market sector. We estimate that the commercial original equipment sector represents approximately 63% of the total aerostructures market, while the military original equipment sector represents approximately 28% and the modifications, upgrades, repairs and spares (both commercial and military) sector represents approximately 9%.

Demand for commercial aerostructures is directly correlated to demand for new aircraft. Demand for new aircraft is a function of several factors such as demand for commercial air transport and freight capacity, financial health of aircraft operators, and general economic conditions. New large commercial aircraft deliveries by Boeing and Airbus totaled 832 in 2006, up from 668 in 2005 and 605 in 2004, which was the most recent cyclical trough following the 1999 peak of 914 deliveries. Aircraft orders and deliveries in 2002 and 2003 were adversely impacted by economic recessionary conditions, the terrorist attacks of September 11, 2001 and SARS outbreaks in 2002. In 2005 demand started to rebound, resulting in record orders for 2,057 Boeing and Airbus aircraft, which are expected to be delivered over the next several years. According to published estimates by Boeing and Airbus, they expect to deliver a combined total of approximately 870 commercial aircraft in 2007. As of December 31, 2006, Boeing and Airbus had a combined backlog of 4,851 commercial aircraft, which has grown from a combined backlog of 3,968 as of December 31, 2005.

The business jet market segment is driven by corporate profitability, worldwide economic growth and the extent to which business jets are viewed as a viable alternative to commercial air travel. Higher corporate profit rates coupled with emerging business jet market growth are producing what we believe will be a record business jet market in 2007, with projected deliveries of approximately 1,000 aircraft, and we expect the industry to remain relatively steady in the coming years. Based on our research, we believe that over the next ten-year period, over 10,000 business jets, worth approximately $195 billion in sales, will be produced.

The market for military aerostructures is dependent upon government development and procurement of military aircraft, which is affected by many factors, including force structure and fleet requirements, the Department of Defense, herein referred to “DoD”, and foreign defense budgets, the political environment and public support for defense spending and current and expected threats to U.S. and foreign national security and related interests. Following the terrorist attacks of September 11, 2001, the DoD aircraft procurement budget rose to

$20.9 billion in federal fiscal 2002, excluding supplementals, from $18.8 billion in federal fiscal 2001, and since 2002 has risen to $26.0 billion in federal fiscal 2007.

Aircraft modifications, upgrades, repairs and spares are intended to extend the useful life of in-service aircraft. Modifications are structural changes that enable existing aircraft to perform alternative missions. For example, certain B747 models used for commercial transport service have been modified to provide increased freight capacity by removing seating and adding cargo doors and support structures for increased weight loads. Upgrades represent the application of new technology to increase performance characteristics. For example, winglets are affixed to the tips of existing wings to increase aerodynamics and fuel efficiencies. The market for repairs and spares, otherwise referred to as the aftermarket, encompasses both scheduled and event-driven maintenance of existing aircraft structural components. Scheduled maintenance is performed at regular intervals to ensure structural integrity of aerostructures and drives demand for spares and repairs.

Our Competitive Strengths

We believe our key competitive strengths include:

Leading Position in the Growing Commercial Aerostructures Market.  We are the largest independent original parts manufacturer of commercial aerostructures with an estimated 19% market share among all aerostructures suppliers. We believe our market position and significant scale favorably position us to capitalize on the increased demand for large commercial aircraft. As of December 31, 2006, Boeing and Airbus had a combined backlog of 4,851 commercial aircraft, which has grown from a backlog of 3,968 as of December 31, 2005. We are under contract to provide aerostructure products for approximately 97% of the aircraft that comprise this commercial aircraft backlog. The significant aircraft order backlog and our strong relationships with Boeing and Airbus should enable us to continue to profitably grow our core commercial aerostructures business.

Participation on High Volume and Major Growth Platforms.  We derive a high proportion of our Boeing revenues from Boeing’s high volume B737 program and a high proportion of our Airbus revenues from the high volume A320 program. The B737 and A320 families are Boeing’s and Airbus’ best selling commercial airplanes. We also have been awarded a significant amount of work on the major new twin aisle programs launched by Boeing and Airbus, the B787 and the A380.

Stable Base Business.  We have entered into exclusive long-term supply agreements with Boeing and Airbus, our two largest customers, making us the exclusive supplier for most of the business covered by these contracts. Our supply agreements with Boeing provide that we will continue to supply essentially all of the products we currently supply to Boeing for the life of the current aircraft programs, including commercial derivative models. The principal supply agreements we have entered into with Boeing make us Boeing’s exclusive source for substantially all of the products covered by the agreements, meaning that Boeing may not produce the products internally or purchase them from other suppliers. In addition, for essentially all of our products currently sold to Boeing, our product pricing is variable such that at lower annual volumes the average prices are higher, thereby helping to protect our margins if volume is reduced.

Under our supply agreements with Airbus, we supply most of our products for the life of the aircraft program, including commercial derivative models, with pricing determined through 2010. For the A380, we have a long-term supply contract with Airbus that covers a fixed number of units. We are currently the sole-source supplier for approximately 78% of the products, as measured by dollar value, that we sell to Airbus. We believe our long-term supply contracts with our two largest customers provide us with a stable base business upon which to build.

Strong Incumbent and Competitive Position.  We have a strong incumbent position on the products we currently supply to Boeing and Airbus due not only to our long-term supply agreements, but also to our long-standing relationships with Boeing and Airbus, as well as to the high costs OEMs would incur to switch suppliers on existing programs. We have strong, embedded relationships with our primary customers as most of our senior management team are former Boeing or Airbus executives. We believe our senior management team possesses inherent knowledge of and relationships with Boeing and Airbus that may not exist to a corresponding degree between other suppliers and these two OEMs.

We believe that OEMs incur significant costs to change aerostructures suppliers once contracts are awarded. Such changes after contract award require additional testing and certification, which may create production delays and significant costs for both the OEM and the new supplier. We also believe it would be cost prohibitive for other suppliers to duplicate our facilities and the over 20,000 major pieces of equipment that we own or operate. The combined insurable replacement value of all the buildings and equipment we own or operate is approximately $5.1 billion, including approximately $2.3 billion and approximately $1.7 billion for buildings and equipment, respectively, that we own and approximately $1.1 billion for other equipment used in the operation of our business. The insurable values represent the estimated replacement cost of buildings and equipment used in our operations and covered by property insurance, and exceeds the fair value of assets acquired as determined for financial reporting purposes. As a result, we believe that so long as we continue to meet our customers’ requirements, the probability of their changing suppliers on our current statement of work is quite low.

Industry Leading Technology, Design Capabilities and Manufacturing Expertise.  Spirit Holdings’ predecessor, Boeing Wichita, had over 75 years of experience designing and manufacturing large-scale, complex aerostructures and we possess industry-leading engineering capabilities that include significant expertise in structural design and technology, use of composite materials, stress analysis, systems engineering and acoustics technology. With approximately 850 degreed engineering and technical employees (including over 200 degreed contract engineers), we possess knowledge and manufacturing know-how that would be difficult for other suppliers to replicate. In addition to our engineering expertise, we have strong manufacturing and technological capabilities. Our manufacturing processes are highly automated, delivering efficiency and quality, and we have expertise in manufacturing aerostructures using both metallic and composite materials. We have strong technical expertise in bonding and metals fabrication, assembly, tooling and composite manufacturing, including handling all composite material grades and fabricating large scale complex contour composites.

We believe our technological, engineering and manufacturing capabilities separate us from many of our competitors and give us a significant competitive advantage to grow our business and increase our market share. The fact that we are the only external supplier of forward fuselages for large commercial aircraft demonstrates our industry leadership. The forward fuselage is one of the most complex and technologically advanced aerostructures on a commercial aircraft because it must satisfy the aircraft’s contour requirements, balance strength, aerodynamics and weight, and house the cockpit and avionics. Given this complexity, the forward fuselage sells at a premium, for approximately twice the value per pound of other fuselage sections.

Competitive and Predictable Labor Cost Structure.  The primary contributors to establishing our competitive cost structure were: (1) labor savings, (2) pension and other benefit savings, (3) reduced corporate overhead, and (4) operational efficiency improvements. At the time of the Boeing Acquisition, we reduced our workforce by 15% and entered into new labor contracts with our unions that established wage levels which are in-line with the local market. We also changed work rules and significantly reduced the number of job categories, resulting in greater flexibility in work assignments and increased productivity. We were also able to reduce pension costs, largely through a shift from a defined benefit plan to more predictable defined contribution and union-sponsored plans, and to reduce fringe benefits by increasing employee contributions to health care plans and decreasing retiree medical costs. In addition, we replaced corporate overhead previously allocated to Boeing Wichita when it was a division of Boeing with our own significantly lower overhead spending. As a result of our long-term collective bargaining agreements with most of our labor unions, our labor costs are fairly stable and predictable well into 2010.

We have also begun to implement a number of operational efficiency improvements, including global sourcing to reduce supplier costs and realignment of our business units. It is our strong belief that our competitive cost structure has positioned us to win significant new business and was a key factor in three recent significant contract awards.

Experienced Management Team with Significant Equity Ownership.  We have an experienced and proven management team with an average of more than 20 years of aerospace industry experience. Our management team has successfully expanded our business, reduced costs and established the stand alone operations of our business. Members of our management team and the Board of Directors hold common stock equivalent to approximately 6.1% of our company’s outstanding stock on a fully diluted basis.

Our Strategy

Our goal is to remain a leading aerostructures manufacturer and to increase revenues while maximizing our profitability and growth. Our strategy includes the following:

Support Increased Aircraft Deliveries.  Core to our business strategy is a determination to meet or exceed the expectations of Boeing and Airbus under our existing supply arrangements. Our customers expect us to deliver high quality products on schedule. We are constantly focused on improving our manufacturing efficiency and maintaining our high standards of quality and on-time delivery to meet these expectations. We are also focused on supporting our customers’ increase in new aircraft production and the introduction of key aircraft programs such as the Boeing B787 and the Airbus A380. We are adjusting our manufacturing processes, properties and facilities to accommodate an increase in production and an expected shift in mix. In 2006, we delivered the first B787 wing package out of our Tulsa, Oklahoma production plant. With the upturn in the commercial aerospace market, we have seen delivery rates increase. For the twelve months ended December 31, 2006, we delivered 392 Boeing shipsets (one shipset being a full set of components produced by us for one airplane), as compared to 308 Boeing shipsets for the twelve months ended December 29, 2005. Deliveries of the Airbus and Raytheon products began on April 1st, 2006 with the acquisition of BAE Aerostructures. For the nine months ended December 31, 2006, we delivered 318 Airbus shipsets and 51 Raytheon shipsets. Along with rising production rates, we are also experiencing a mix change, with a higher ratio of larger aircraft, which generally have higher dollar value content. We believe we are well positioned to meet the increased demand for our products by our customers.

Win New Business from Existing and New Customers.  We believe that we are well positioned to win additional work from Boeing and Airbus, particularly work that they currently insource but that they might shift to an external supplier in the future and work on new aircraft programs. Based on our research, we believe that outsourcing design, engineering and manufacturing of aerostructures to suppliers increased from approximately 40% in 2003 to approximately 49% by year end in 2004 (adjusting for the outsourcing by Boeing as a result of the Boeing Acquisition), and decreased slightly to approximately 45% in 2005. Despite the slight decline in 2005, our research shows that the underlying procurement trend is for increased outsourcing. In addition, opportunities for us to win significant new business will typically arise when OEMs design new aircraft programs such as the Boeing B787 or the Airbus A380, or a new aircraft derivative, such as cargo versions of passenger aircraft, larger or extended range versions of in-production airplanes, and military versions of commercial airplanes. Suppliers to aircraft OEMs must meet demanding quality and reliability standards, and our record of meeting those standards over decades with Boeing and Airbus is a key competitive strength. We believe we are well positioned to increase our statement of work from our customers given our strong relationships, our size, design and build capabilities and our financial resources, which are necessary to make proper investments. Since inception, Spirit has bid on additional work with existing customers in the large commercial aircraft, business jet, rotorcraft and military sectors.

Prior to the Boeing Acquisition, Boeing Wichita was unable to pursue non-Boeing OEM business. However, as an independent company, we now have significant opportunities to increase our sales to OEMs other than Boeing. We believe our design, engineering and manufacturing capabilities are highly attractive to potential new customers and provide a competitive advantage in winning new aerostructures business. For example, we believe we are well positioned to win new composite aerostructures business from OEMs by leveraging our composite expertise developed from the design and production of the Boeing B777 nacelle and the development of the Boeing B787 forward fuselage. Based on our research, the composite aerostructures market is currently estimated to have generated over $2.5 billion in annual sales in 2005 with a projected annual growth rate of 21.6% over the period from 2005 to 2010. Since inception, Spirit has bid on supply contracts with new customers in the regional aircraft, business jet, rotorcraft, military and engine manufacturer sectors.

We have established a sales and marketing infrastructure to support our efforts to win business from new and existing customers. To win new business, we market our mix of engineering expertise in the design and manufacture of aerostructures, our advanced manufacturing capabilities with both composites and metals, and our competitive cost structure. As a result of our core capabilities, competitive cost position, and sales and marketing efforts, we have won several significant contracts from non-Boeing customers in competitive bid processes since the Boeing Acquisition.

Research and Development Investment in Next Generation Technologies.  We invest in direct research and development for current programs to strengthen our relationships with our customers and new programs to generate new business. As part of our research and development effort, we work closely with OEMs and integrate our engineering teams into their design processes. As a result of our close coordination with OEMs’ design engineering teams and our research and development investments in technology, engineering and manufacturing, we believe we are well positioned to win new business on new commercial and military platforms.

Provide New Value-Added Services to our Customers.  We possess the core competencies to not only manufacture, but also to integrate and assemble complex system and structural components. We have been selected to assemble and integrate avionics, electrical systems, hydraulics, wiring and other components for the forward fuselage and pylons for the Boeing B787. Boeing expects to be able to ultimately assemble a B787 so that it is ready for test flying in significantly less time after it receives our shipset than is the case for B737s. We believe our ability to integrate complex components into aerostructures is a service that greatly benefits our customers by reducing their flow time and inventory holding costs. As a result of our ability to integrate and assemble components from a diverse supplier base, we believe we are integral to our customers’ supply chain.

Continued Improvement to our Low Cost Structure.  Although we achieved significant cost reductions at the time of acquisition, we remain focused on further reducing costs. There continue to be cost saving opportunities in our business and we have identified and begun to implement them. We expect that most of our future cost saving opportunities will arise from increased productivity, continued outsourcing of non-core activities, and improved procurement and sourcing through our global sourcing initiatives. We believe our strategic sourcing expertise should allow us to develop and manage low-cost supply chains in Asia and Central Europe. Our goal is to continue to increase our material sourcing from low-cost jurisdictions.

Pursue Strategic Acquisitions on an Opportunistic Basis.  The commercial aerostructures market is highly fragmented, with many small private businesses and divisions of larger public companies. Given the market fragmentation, coupled with the trend by OEMs to outsource work to Tier 1 manufacturers, we believe our industry could experience significant consolidation in the coming years. Although our main focus is to grow our business organically, we believe we are well positioned to capture additional market share and diversify our current business through opportunistic strategic acquisitions.

Our Relationship with Boeing

Supply Agreement with Boeing for B737, B747, B767, and B777 Platforms

Overview.  In connection with the Boeing Acquisition, Spirit entered into long-term supply agreements under which we are Boeing’s exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the closing of the Boeing Acquisition. The main supply contract is primarily comprised of two separate agreements: (1) the Special Business Provisions, or Sustaining SBP, which sets forth the specific terms of the supply arrangement with regard to Boeing’s B737, B747, B767 and B777 aircraft and (2) the General Terms Agreement, or GTA, which sets forth other general contractual provisions relating to our various supply arrangements with Boeing, including provisions relating to termination, events of default, assignment, ordering procedures, inspections and quality controls. The summary below describes provisions contained in both the Sustaining SBP and the GTA as both agreements govern the main supply arrangement. We refer below to the Sustaining SBP, the GTA and any related purchase order or contract collectively as the “Supply Agreement.” The following description of the Supply Agreement summarizes the material portions of the agreement. The Supply Agreement is a requirements contract which covers certain products, including fuselages, struts/pylons and nacelles (including thrust reversers), as well as tooling, for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models. During the term of the Supply Agreement and absent default by Spirit, Boeing is obligated to purchase all of its requirements for products covered by the Sustaining SBP from Spirit and prohibited from manufacturing such products itself. Although Boeing is not required to maintain a minimum production rate, Boeing is subject to a maximum production rate above which it must negotiate with us regarding responsibility for nonrecurring expenditures related to a capacity increase.

Pricing.  The Supply Agreement sets forth established prices for recurring products through May 2013. Prices are adjusted each year based on a quantity-based price adjustment formula described in the Supply Agreement whereby average per unit prices are higher at lower volumes and lower at higher volumes. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other changes. See “— Changes” below.

Two years prior to the expiration of the established pricing terms, Spirit will propose pricing for the following ten years or another period to be agreed upon by the parties. Boeing and Spirit are required to negotiate the pricing for such additional period in good faith based on then-prevailing U.S. market conditions for forward fuselages, B737 fuselages and B737/B777 struts and nacelles and based on then-prevailing global market conditions for all other products. If the parties are unable to agree upon pricing, then, until such dispute is resolved, pricing will be determined according to the price as of the expiration of the initial eight-year period, adjusted using the then-existing quantity-based price adjustment formula and annual escalation until such time as future pricing is agreed.

Prices for commercial derivative models are to be negotiated in good faith by the parties based on then-prevailing market conditions. If the parties cannot agree on price, then the parties must engage in dispute resolution pursuant to agreed-upon procedures.

Tooling.  Under the Supply Agreement, Boeing owns all tooling used in production or inspection of products covered by the Sustaining SBP. Spirit is responsible for providing all new tooling required to manufacture and deliver products under the Supply Agreement, and Boeing acquires title to such tooling upon payment. Since Boeing owns this tooling, Spirit may not sell, lease, dispose of or encumber any of it. Spirit has the option to purchase certain limited tooling.

Although Boeing owns the tooling, Spirit has the limited right to use all tooling without charge to perform its obligations to Boeing under the Supply Agreement and also to provide aftermarket services in accordance with the rights granted to Spirit under other related agreements, including royalty-bearing license agreements. Boeing is entitled to use the tooling only under limited circumstances. Spirit is responsible for maintaining and insuring the tooling. Spirit’s rights to use the tooling are subject to the termination provisions of the Supply Agreement.

Changes.  Upon written notification to Spirit, Boeing has the right to make changes within the general scope of work performed by Spirit under the Supply Agreement. If any such change increases or decreases the cost or time required to perform, Boeing and Spirit will negotiate an equitable adjustment (based on rates, factors and methodology set forth in the Supply Agreement) to the price or schedule to reflect the change, except that Spirit will be responsible for absorbing the cost of certain changes. The Supply Agreement also provides for equitable adjustments to product prices in the event there are order accelerations or decelerations, depending on lead times identified in the Supply Agreement. In addition, the Supply Agreement provides for equitable adjustments to recurring part prices as well as the price of nonrecurring work upon the satisfaction of certain conditions and upon certain minimum dollar thresholds being met.

Raw Materials.  Spirit is required to procure from Boeing (or its designated service provider) certain raw materials used in producing Boeing products, except that Spirit has the right to procure such raw materials from other sources if it reasonably believes that Boeing or its designated service provider cannot support its requirements. Revisions to the raw material pricing terms set forth in the Supply Agreement may entitle Spirit to a price adjustment.

Third Party Pricing.  Spirit may be permitted to purchase supplies or subparts directly from Boeing’s subcontractors under the terms of Boeing’s subcontracts. If Spirit does so, a majority of the savings achieved as a result of purchasing through the subcontracts will be applied towards price reductions on the applicable Boeing products.

Nonrecurring Work Transfer.  Following an event of default (as described below), termination by Boeing of an airplane program, expiration of the Supply Agreement or the termination of the Supply Agreement by mutual agreement of the parties, Spirit must transfer to Boeing all tooling and other nonrecurring work relating to the affected program, or if the entire Supply Agreement is cancelled, all tooling and other nonrecurring work covered by the Supply Agreement.

Additional Spirit Costs.  In the event that Boeing rejects a product manufactured by Spirit, Boeing is entitled to repair or rework such product, and Spirit is required to pay all reasonable costs and expenses incurred by Boeing related thereto. In addition, Spirit is required to reimburse Boeing for costs expended in providing Spirit and/or Spirit’s contractors technical or manufacturing assistance with respect to Spirit nonperformance issues.

Termination for Convenience.  Subject to the restrictions prohibiting Boeing from manufacturing certain products supplied by Spirit or purchasing such products from any other supplier, Boeing may, at any time, terminate all or part of any order under the Supply Agreement by written notice to Spirit. If Boeing terminates all or part of an order, Spirit is entitled to compensation for certain costs.

Termination of Airplane Program.  If Boeing decides not to initiate or continue production of a Boeing commercial aircraft model B737, B747, B767 or B777 or commercial derivative because it determines there is insufficient business basis for proceeding, Boeing may terminate such model or derivative, including any order therefore, by written notice to Spirit. In the event of such a termination, Boeing will be liable to Spirit for any orders issued prior to the date of the termination notice and may also be liable for certain termination costs. In addition, if Boeing terminates any such commercial aircraft model within two years after the Boeing Acquisition, Spirit also has the right to receive an inconvenience fee equal to Boeing’s then-current net book value for the tooling in support of the terminated commercial aircraft model, determined without regard to any write-off or other adjustment by reason of such termination.

Events of Default and Remedies.  It is an “event of default” under the Supply Agreement if Spirit:

(1) fails to deliver products as required by the Supply Agreement;

(2) fails to provide certain “assurances of performance” required by the Supply Agreement;

(3) breaches the provisions of the Supply Agreement relating to intellectual property and proprietary information;

(4) participates in the sale, purchase or manufacture of airplane parts without the required approval of the FAA or appropriate foreign regulatory agency;

(5) defaults under certain requirements to maintain a system of quality assurance;

(6) fails to comply with other obligations under the Supply Agreement (which breach continues for more than 10 days after notice is received from Boeing);

(7) is unable to pay its debts as they become due, dissolves or declares bankruptcy; or

(8) breaches the assignment provisions of the Supply Agreement (which breach continues for more than 10 days after notice is received from Boeing).

If an event of default occurs, Boeing has the right to exercise various remedies set forth in the Supply Agreement, including the right to manufacture or to otherwise obtain substitute products, cancel any or all outstanding orders under the Supply Agreement, and/or terminate the Supply Agreement. Boeing is limited, however, in its ability to cancel orders or terminate the Supply Agreement for the defaults described in items (1), (2) and (6) of the preceding paragraph. In such cases, Boeing may not cancel orders unless the event of default is material and has an operational or financial impact on Boeing and may not terminate the Supply Agreement unless there are repeated, material events of default and certain other criteria are satisfied. In such case, Boeing may only terminate the Supply Agreement with respect to the aircraft program affected by the event of default. If two or more programs are affected by the event of default, Boeing may terminate the entire Supply Agreement. Boeing may also require Spirit to transfer tooling, raw material, work-in-process and other inventory and certain intellectual property to Boeing in return for reasonable compensation therefor.

Wrongful Termination.  If Boeing wrongfully terminates an order, Spirit is entitled to recover lost profits, in addition to any amount Spirit would be entitled to recover for a “Termination for Convenience,” as described above. If Boeing wrongfully cancels or terminates the Sustaining SBP with respect to a model of program airplane, then Spirit is entitled to all remedies available at law or in equity, with monetary damages not to exceed an agreed limit.

Excusable Delay.  If delivery of any product is delayed by circumstances beyond Spirit’s reasonable control, and without Spirit’s or its suppliers’ or subcontractors’ error or negligence (including, without limitation, acts of God, war, terrorist acts, fires, floods, epidemics, strikes, unusually severe weather, riots and acts of government), or by any material act or failure to act by Boeing, each being an “excusable delay”, then, subject to certain exceptions, Spirit’s delivery obligations will be extended. If delivery of any product is delayed by an excusable delay for more than three months, Boeing may cancel all or part of any order relating to the delayed products.

If delivery of any product constituting more than 25% of the shipset value for one or more models of program airplanes is delayed by an excusable delay for more than five months, Boeing may cancel the Sustaining SBP as it applies to such models of program airplanes, and neither party will have any liability to the other, other than as described in the above paragraph under the heading “Events of Default and Remedies.”

Suspension of Work.  Boeing may at any time require Spirit to stop work on any order for up to 120 days. During such time, Boeing may either direct Spirit to resume work or cancel the work covered by such stop work order. If Boeing directs Spirit to resume work or the 120-day period expires, Spirit must resume work, the delivery schedule affected by the stop work order will be extended and Boeing must compensate Spirit for its reasonable direct costs incurred as a result of the stop work order.

Assignment.  Spirit may not assign its rights under the Supply Agreement other than with Boeing’s consent, which Boeing may not unreasonably withhold unless the assignment is to a disqualified person. A disqualified person is one: (1) whose principal business is as an OEM of commercial aircraft, space vehicles, satellites or defense systems; (2) that Boeing reasonably believes will not be able to perform its obligations under the Supply Agreement; (3) that, after giving effect to the transaction, would be a supplier of more than 40% by value of the major structural components of any Boeing program then in production; or (4) who is, or is an affiliate of, a commercial airplane operator or is one of five named corporate groups. Sale of majority voting power or of all or substantially all of Spirit’s assets to a disqualified person is considered an assignment.

B787 Supply Agreement with Boeing

Overview.  Spirit and Boeing also entered into a long-term supply agreement for Boeing’s new B787 program, or the B787 Supply Agreement, which covers the life of the program and commercial derivatives. The B787 Supply Agreement is a requirements contract pursuant to which Spirit is Boeing’s exclusive supplier for the forward fuselage, fixed and moveable leading wing edges, struts (or pylons) and related tooling for the B787. The B787 Supply Agreement does not provide for a minimum or maximum rate of production, but does acknowledge that Spirit will equip itself for a maximum rate of seven aircraft per month and will negotiate with Boeing regarding an equitable price adjustment if additional expenditures are required to increase the production rate above that level. Spirit is evaluating facility requirements to increase that capability to ten airplanes per month. Additional capital expenditures would be needed for tooling and equipment to support a production rate above seven per month. Under the B787 Supply Agreement, Spirit also provides certain support, development and redesign engineering services to Boeing at an agreed hourly rate.

Pricing.  Pricing for the B787-8, the base model currently going into production, is generally established through 2021, with prices decreasing as cumulative volume levels are met over the life of the program. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other changes. Prices for future commercial derivatives such as the B787-3, B787-9 and B787-10 will be negotiated in good faith by the parties on principles consistent with the terms of the B787 Supply Agreement as they relate to the B787-8 model of the B787.

Advance Payments.  The B787 Supply Agreement requires Boeing to make advance payments to Spirit for production articles in the aggregate amount of $700 million. As of December 31, 2006, $600 million had been received by Spirit, and an additional $100 million will be advanced to Spirit in 2007. Spirit must repay these advances, without interest, in the amount of a $1.4 million offset against the purchase price of each of the first five hundred B787 shipsets delivered to Boeing. In the event that Boeing does not take delivery of five hundred B787 shipsets, any advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to Spirit, with any remaining balance repaid at the rate of $84 million per year beginning the month following Spirit’s final delivery of a B787 production shipset to Boeing.

Termination of Airplane Program.  If Boeing decides not to initiate or continue production of the B787 airplane program because Boeing determines, after consultation with Spirit, that there is an insufficient business basis for proceeding, Boeing may terminate the B787 airplane program, including any orders, by written notice to Spirit. In the event of such a termination, Boeing will be liable to Spirit for costs incurred in connection with any orders issued prior to the date of the termination notice and may also be liable for certain termination costs and for compensation for any tools, raw materials or work-in-process requested by Boeing in connection with the termination.

Events of Default and Remedies.  It is an “event of default” under the B787 Supply Agreement if Spirit:

(1) fails to deliver products as required by the B787 Supply Agreement;

(2) breaches the provisions of the B787 Supply Agreement relating to intellectual property and proprietary information;

(3) participates in the sale, purchase or manufacture of airplane parts without the required approval of the FAA or appropriate foreign regulatory agency;

(4) defaults under certain requirements to maintain a system of quality assurance;

(5) fails to comply with other obligations under the B787 Supply Agreement (which breach continues for more than 15 days after notice is received from Boeing);

(6) is unable to pay its debts as they become due, dissolves or declares bankruptcy;

(7) fails to comply with U.S. export control laws; or

(8) breaches the assignment provisions of the B787 Supply Agreement (which breach continues for more than 10 days after notice is received from Boeing).

If an event of default occurs, Boeing has the right to exercise various remedies set forth in the B787 Supply Agreement, including the right to manufacture or to otherwise obtain substitute products, cancel any or all outstanding orders under the B787 Supply Agreement and/or terminate the B787 Supply Agreement. Before terminating any order or the B787 Supply Agreement, Boeing is required to work with Spirit to attempt to agree on a satisfactory recovery plan. Boeing may also require Spirit to transfer tooling, raw material, work-in-process and other inventory and certain intellectual property to Boeing in return for reasonable compensation.

Assignment.  Spirit may not assign its rights under the B787 Supply Agreement or any related order other than with Boeing’s consent, which Boeing may not unreasonably withhold unless the assignment is to a disqualified person. A disqualified person is one: (1) whose principal business is as an OEM of commercial aircraft, space vehicles, satellites or defense systems; (2) that Boeing reasonably believes will not be able to perform its obligations under the B787 Supply Agreement; (3) that, after giving effect to the transaction, would be a supplier of more than 40% by value of the major structural components of any Boeing program then in production; or (4) who is, or is an affiliate of, a commercial airplane operator or is one of five named corporate groups. Sale of majority voting power or of all or substantially all of Spirit’s assets to a disqualified person is considered an assignment.

License of Intellectual Property

Supply Agreement.  All technical work product and works of authorship produced by or for Spirit with respect to any work performed by or for Spirit pursuant to the Supply Agreement are the exclusive property of Boeing. All inventions conceived by or for Spirit with respect to any work performed by or for Spirit pursuant to the Supply Agreement and any patents claiming such inventions are the exclusive property of Spirit, except that Boeing will own any such inventions that Boeing reasonably believes are applicable to the B787 platform, and Boeing may seek patent protection for such B787 inventions or hold them as trade secrets, provided that, if Boeing does not seek patent protection, Spirit may do so.

Except as Boeing otherwise agrees, Spirit may only use Boeing proprietary information and materials (such as tangible and intangible confidential, proprietary and/or trade secret information and tooling) in the performance of its obligations under the Supply Agreement. Spirit is prohibited from selling products manufactured using Boeing proprietary information and materials to any person other than Boeing without Boeing’s authorization.

Spirit has granted to Boeing a license to Spirit proprietary information and materials and software and related products for use in connection with the testing, certification, use, sale or support of a product covered by the Supply Agreement, or the manufacture, testing, certification, use, sale or support of any aircraft including and/or utilizing a product covered by the Supply Agreement. Spirit has also granted to Boeing a license to use Spirit intellectual property to the extent such intellectual property interferes with Boeing’s use of products or intellectual property belonging to Boeing under the Supply Agreement.

In order to protect Boeing against Spirit’s default, Spirit has granted to Boeing a license, exercisable on such default to practice and/or use, and license for others to practice and/or use on Boeing’s behalf, Spirit’s intellectual property and tooling related to the development, production, maintenance or repair of products in connection with making, using and selling products. As a part of the foregoing license, Spirit must, at the written request of and at no additional cost to Boeing, promptly deliver to Boeing any such licensed property considered by Boeing to be necessary to exercise Boeing’s rights under the license.

B787 Supply Agreement.  The B787 Supply Agreement establishes three classifications for patented invention and proprietary information: (1) intellectual property developed by Spirit during activity under the B787 Supply Agreement, or Spirit IP; (2) intellectual property developed jointly by Boeing and Spirit during that activity, or Joint IP; and (3) all other intellectual property developed during activity under the B787 Supply Agreement, or Boeing IP.

Boeing may use Spirit IP for work on the B787 program and Spirit may license it to third parties for work on such program. Spirit may also not unreasonably withhold consent to the license of such intellectual property to third parties for work on other Boeing programs, provided that it may require a reasonable royalty to be paid and, with respect to commercial airplane programs, that Spirit has been offered an opportunity, to the extent commercially feasible, to work on such programs.

Each party is free to use Joint IP in connection with work on the B787 and other Boeing programs, but each must obtain the consent of the other to use it for other purposes. If either party wishes to license Joint IP to a third party for work on a Boeing program other than the B787, then the other party may require a reasonable royalty but may not unreasonably withhold its consent, as long as (if the program in question is another Boeing commercial airplane program) Spirit has been offered an opportunity, to the extent commercially feasible, to perform work for the particular program.

Spirit is entitled to use Boeing IP for the B787 program, and may require Boeing to license it to subcontractors for the same purpose.

Additional License From Boeing.  Boeing has licensed certain intellectual property rights to Spirit under a Hardware Material Services General Terms Agreement, or HMSGTA, and four initial Supplemental License Agreements, or SLAs, under the HMSGTA. The HMSGTA and the initial SLAs grant Spirit licenses to use Boeing intellectual property to manufacture listed parts for the aftermarket and to perform maintenance, repair and overhaul, or MRO, of aircraft and aircraft components for customers other than Boeing. These agreements also permit Spirit to use know-how obtained by Spirit personnel prior to the closing of the Boeing Acquisition. Spirit also may obtain additional SLAs from Boeing and those SLAs will also supersede the restrictions on Spirit’s use of Boeing’s proprietary information and materials described above.

Our Products

We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid, and rear fuselage sections, (2) Propulsion Systems, which include nacelles, struts/pylons and engine structural components and (3) Wing Systems, which include wings, wing components and flight control surfaces. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services and sales of natural gas through a tenancy-in-common with other Wichita companies. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 28%, 22% and 1%, respectively, of our revenues for the period ended December 31, 2006.

Commercial Aircraft Structures

We principally design, engineer and manufacture commercial aircraft structures such as fuselages, nacelles (including thrust reversers), struts/pylons, wings and wing assemblies and flight control surfaces. We are the largest independent supplier of aerostructures to both Boeing and Airbus. Sales related to the large commercial aircraft market, some of which may be used in military applications, represent approximately 99% of our combined revenues for the twelve months ended December 31, 2006.

Our structural components, in particular the forward fuselage and nacelles, are among the most complex and highly engineered structural components and represent a significant percentage of the costs of each aircraft. We are currently the sole-source supplier of 96% of the products we sell to Boeing and Airbus, as measured by dollar value of products sold. We typically sell a package of aerostructure components, referred to as a shipset, to our customers.

The following table summarizes the major commercial (including regional and business jets) programs that we currently have under long-term contract by product and aircraft platform.

Product	Description	Aircraft Platform

Fuselage Systems
Forward Fuselage	Forward section of fuselage which houses flight deck, passenger cabin and cargo area	B737, B747, B767, B777, B787
Other Fuselage Sections	Mid-section and other sections of the fuselage and certain other structural components, including floor beams	B737, B747, B777
Propulsion Systems
Nacelles (including Thrust Reversers)	Aerodynamic structure surrounding engines	B737, B747, B767, B777
Struts/Pylons	Structure that connects engine to the wing	B737, B747, B767, B777, B787
Wing Systems
Flight Control Surfaces	Flaps and slats	B737, B777, A320 family
Empennages	Horizontal stabilizer and vertical fin spar assemblies	B737, Raytheon Hawker 800 series
Wing Structures	Wing framework which consists mainly of spars, ribs, fixed leading edge, stringers, trailing edges and flap track beams	B737, B747, B767, B777, B787, A320 family, A330, A340, A380

In addition, we have recently won contracts for two other business jet packages on which we expect to commence deliveries in 2009 and 2011, respectively.

Military Equipment

In addition to providing aerostructures to large commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We provide a significant amount of content for the 737 Wedgetail and have also been awarded a significant amount of work for the 737 MMA and 737 C40. The 737 Wedgetail, 737 MMA and 737 C40 are commercial aircraft modified for military use. Other military programs for which we provide products are KC-135, V-22 and AWACs (E-3).

The following table summarizes the major military programs that we currently have under long-term contract by product and military platform.

Product	Description	Military Platform

Low Observables	Radar absorbent and translucent materials	Various
Other Military	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	AWACS, KC-135, V-22, E-6, and Various

Aftermarket

Although we primarily manufacture aerostructures for OEMs, we intend to increase our aftermarket sales on the products we manufacture. We have developed a direct sales and marketing channel for our aftermarket business. In September 2006, we entered into a five-year distribution agreement with Aviall Services, Inc., or Aviall, a provider of global parts distribution and supply chain services for the aerospace industry and a wholly-owned subsidiary of Boeing, pursuant to which Aviall will serve as our exclusive distributor of certain aftermarket products worldwide, excluding the United States and Canada. We have obtained parts manufacturing approvals from the FAA for approximately 7,000 parts which allow us to sell spare parts directly to airlines and MRO organizations. In addition, our Wichita and Tulsa facilities are FAA repair station certified and have full technical capability to provide MRO services.

The following table summarizes our aftermarket products and services.

Product	Description	Aircraft Platform(1)

Spares	Provides replacement parts and components support	B737, B747, B767, B777, A320
Maintenance, Repair and Overhaul	FAA certified repair stations that provide complete on-site nacelle repair and overhaul; maintains global partnerships to support MRO services	B737, B777

(1)	The company also has the opportunity to produce spares for certain out-of-production aircraft and is under contract to provide spares for the B787 and A380.

Segment Information

Spirit operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Essentially all revenues in the three principal segments are with Boeing in the U.S. with the exception of Wing Systems which includes revenues from Airbus in the U.K. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services and sales of natural gas through a tenancy-in-common with other Wichita companies. The Company’s primary profitability measure to review a segment’s operating performance is operating income before unallocated corporate selling, general and administrative expenses and unallocated research and development. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments nor are they allocated in measuring the operating segments’ profitability and performance and operating margins.

Spirit’s Fuselage Systems segment includes development, production and marketing of forward, mid- and rear fuselage sections and systems, primarily to aircraft OEMs, as well as related spares and MRO services.

Spirit’s Propulsion Systems segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers) and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services.

Spirit’s Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces) primarily to aircraft OEMs, as well as related spares and MRO services.

The Company’s segments are consistent with the organization and responsibilities of management reporting to the chief operating decision-maker for the purpose of assessing performance. The Company’s definition of segment operating income differs from operating income as presented in its primary financial statements and a reconciliation of the segmented and consolidated results is provided in the table set forth below. Most selling, general and administrative expenses (SG&A), and all interest expense/(income), related financing costs and income tax amounts are not allocated to the operating segments.

While some working capital accounts are maintained on a segment basis, much of the Company’s assets are not managed or maintained on a segmented basis. Property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, prepaid expenses, other assets and deferred taxes are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in the production of aerostructures across all segments. Work-in-process inventory is identifiable by segment, but is managed and evaluated at the program level. As there is no segmentation by the Company of its productive assets, depreciation expense (included in fixed manufacturing costs and general and administrative expenses) and capital expenditures, no allocation of these amounts has been made solely for purposes of segment disclosure requirements. Segment data is not presented for periods prior to the Boeing Acquisition as Boeing Wichita did not maintain separate business segments.

The following table shows segment information:

		Period from
		June 17, 2005
	Year Ended	through
	December 31, 2006	December 29, 2005
	(Dollars in millions)

Segment Revenues
Fuselage Systems	$1,570.0	$637.7
Propulsion Systems	887.7	372.2
Wing Systems	720.3	170.0
All Other	29.7	27.7

	$3,207.7	$1,207.6

Segment Operating Income (Loss)(1)
Fuselage Systems	$112.5	$43.7
Propulsion Systems	33.7	24.5
Wing Systems	11.8	5.1
All Other	4.3	(1.2)

	162.3	72.1
Unallocated corporate SG&A(2)	(216.5)	(138.9)
Unallocated research and development	(2.1)	(1.0)

Total operating income (loss)	$(56.3)	$(67.8)

(1)	The fiscal year 2006 operating income (loss) for Fuselage Systems, Propulsion Systems, Wing Systems, and All Other include Union Equity Plan (UEP) charges of $172.9, $103.1, $44.9, and $1.0, respectively.

(2)	Included in 2006 Unallocated corporate SG&A expenses are a fourth quarter charge of $4.0 million related to the termination of the intercompany agreement with Onex and a charge of $4.3 million related to the Executive Incentive Plan. Both of these charges relate to the Company’s IPO.

Sales and Marketing

We have established a sales and marketing infrastructure to support our efforts to reach new customers, expand our business with existing customers and win new business in three sectors of the aerostructures industry: (1) commercial (including regional and business jets), (2) military and (3) the aftermarket. Our sales and marketing unit is comprised of approximately 46 employees. Our employees are organized by focus areas: a marketing team that performs research and analysis on market trends, sector strategies, customers and competitors, and a sales team led by sales directors assigned to establish and maintain relationships with each key customer. The sales and marketing team provides support and works closely with salespeople in the individual business units to ensure a consistent, single message approach with customers.

Due to (1) our long-term contracts with Boeing and Airbus on existing and new programs such as the B737, B787, A320 and A380, (2) the OEMs’ desire to limit supplier concentration, and (3) the industry practice of rarely changing a third party aerostructures supplier once a program has been implemented due to the high switching costs, we are able to minimize our marketing efforts on these specific programs. However, our marketing team continues to research and analyze trends in new product development and our sales team maintains regular contact with key Airbus and Boeing decision-makers in order to sustain strong relationships with, and position ourselves to win new business from, both companies.

Prior to the Boeing Acquisition, as an internal Boeing supplier, we were unable to pursue non-Boeing OEM business. As an independent company, we have opportunities to increase our sales to other OEMs in the commercial, military and business jet sectors. To win new customers, we market our mix of engineering expertise in the design and manufacture of aerostructures, our advanced manufacturing capabilities with both composites and metals, and our competitive cost structure.

We have established a customer contact database to maximize our interactions with existing and potential customers. We are also actively working to build positive identity and name recognition for the Spirit AeroStructures brand through advertising, trade shows, sponsorships and Spirit customer events.

Prior to the Boeing Acquisition, we were dependent upon Boeing’s Commercial Aviation Services organization to provide entry into the aftermarket business. We are now able to provide aftermarket support directly to airlines and are in the process of developing the necessary expertise and customer relationships within this sector of the business.

Customers

Our primary customers are aircraft OEMs. Boeing and Airbus are our two largest customers, and we are the largest independent aerostructures supplier to both companies. We entered into long-term supply agreements with our customers to provide aerostructure products to aircraft programs. Currently, virtually all of the products we sell are under long-term contracts with 99% of those products, as measured by dollar value of product sold, supplied by us on a sole-sourced basis.

We have good relationships with our customers due to our diverse product offering, leading design and manufacturing capabilities using both metallic and composite materials, and competitive pricing.

Boeing.  For the twelve months ended December 31, 2006, approximately 91% of our revenues were from sales to Boeing. We have a strong relationship with Boeing given our 75 + year history as a Boeing division. Many members of our senior management team are former Boeing executives who have strong embedded relationships with Boeing and continue to work closely with Boeing. As part of the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing’s exclusive supplier for substantially all of the products and services provided by Boeing Wichita prior to the Boeing Acquisition for the life of the programs. In addition, Boeing selected us to be the design leader for the Boeing B787 forward fuselage based in part on our strong expertise with composite technologies.

We believe our strong relationship with Boeing is unmatched in the industry and will allow us to continue to be an integral partner with Boeing in the designing, engineering and manufacturing of complex aerostructures.

Airbus.  For the twelve months ended December 31, 2006, approximately 8% of our combined revenues were from sales to Airbus. As a result of the BAE Acquisition, we have become the largest independent aerostructures supplier to Airbus. Under our supply agreements with Airbus, we supply most of our products for the life of the aircraft program, including commercial derivative models, with pricing determined through 2010. For the A380, we have a long-term supply contract with Airbus that covers a fixed number of units. We believe we can leverage our relationship with Airbus and history of delivering high quality products to further increase our sales to Airbus and continue to partner with Airbus on new programs going forward.

Although most of our revenues are obtained from sales inside the U.S., we generated $254.1 million in sales to international customers for the twelve months ended December 31, 2006, primarily to Airbus. This includes nine months of revenue since our acquisition of BAE Aerostructures. The following chart illustrates the split between domestic and foreign sales:

	Year Ended		Period from June 17, 2005
	December 31, 2006		through December 29, 2005
		Percent of
		Total Net		Percent of Total
Revenue Source	Net Sales	Sales	Net Sales	Net Sales

United States	$2,953.6	92%	$1,207.6	100%
International
United Kingdom	254.0	8%	—	—
Other	0.1	—	—	—

Total International	254.1	8%	—	—

Total Revenue	$3,207.7	100%	$1,207.6	100%

The international revenue is included primarily in the Wing Systems segment. All other segment revenues are from U.S. sales. Approximately 11.7% of our total assets based on book value are located in the United Kingdom as part of Spirit Europe with less than 1 percent of the remaining assets located in other countries outside the United States.

Expected Backlog

As of December 31, 2006, our expected backlog associated with Boeing and Airbus deliveries through 2011, calculated based on contractual product prices and expected delivery volumes, was approximately $19.2 billion, based on Boeing and Airbus published schedules. This is an increase of $4.8 billion over our corresponding estimate as of December 31, 2005 (after giving effect to the BAE Acquisition), which reflects the strong orders at Boeing and Airbus. Backlog is calculated based on the lower of the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing or Airbus announced backlog on our requirements contracts. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year will be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2006 may not necessarily represent the actual amount of deliveries or sales for any future period.

Manufacturing and Engineering

Manufacturing

Our expertise is in designing, engineering and manufacturing large-scale, complex aerostructures. We maintain four state-of-the-art manufacturing facilities in Wichita, Kansas, Tulsa, Oklahoma, McAlester, Oklahoma, and Prestwick, Scotland (acquired in April 2006). Following the Boeing Acquisition, we realigned our manufacturing operations to reduce costs and improve efficiency. We reduced our workforce by 15% while increasing productivity, entered into new labor contracts with our unions that established wage levels that are in-line with the local market, changed work rules and significantly reduced the number of job categories, resulting in greater manufacturing flexibility in work assignments. Additionally, we are working to realign our supply base to more fully utilize low cost, capable suppliers. We continually strive to improve productivity and reduce costs.

We are organized into three principal reporting segments: (1) Fuselage Systems, (2) Propulsion Systems, and (3) Wing Systems. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services and sales of natural gas through a tenancy-in-common with other Wichita companies. The business units, process centers and support organizations work together as one cohesive team with a view to maximizing performance and efficiency throughout the manufacturing process. Our core manufacturing competencies include:

•	composites design and manufacturing processes;

•	leading mechanized and automated assembly and fastening techniques;

•	large scale skin fabrication using both metallic and composite materials;

•	chemical etching and metal bonding expertise;

•	monolithic structures technology; and

•	precision metal forming producing complex contoured shapes in sheet metal and extruded aluminum.

Our manufacturing expertise is supported by our state-of-the-art equipment. We have over 20,000 major pieces of equipment installed in our customized manufacturing facilities. For example, for the manufacture of the B787 composite forward fuselage, we installed a 30-foot diameter by 70-foot long autoclave which is one of the largest autoclaves in the world. An autoclave is an enclosure device that generates controlled internal heat and pressure conditions used to cure and bond certain resins, and which we use in the manufacture of composite structures. We intend to continue to make the appropriate investments in our facilities in order to support and maintain our industry-leading manufacturing expertise.

Engineering

We have approximately 850 engineering and technical employees, including over 200 degreed contract engineers. We also employ 20 technical fellows, who are experts in engineering and keep the company current with new technology by producing technical solutions for new and existing products and processes; eight FAA designated engineering representatives, or DERs, experienced engineers appointed by the FAA to approve engineering data used for certification; and nine authorized representatives, who possess the same qualifications and perform the same certification functions as DERs, but with authority from the Boeing Certification and Compliance organization. The primary purpose of the engineering organization is to provide continuous support for ongoing design, production and process improvements. We possess a broad base of engineering skills in metal and composite fabrication and assembly, chemical processing and finishing, tooling design and development, and quality and precision measurement technology, systems and controls.

Our engineering organization is composed of four primary groups, including (1) Structures Design and Drafting, which focuses on production support, customer introductions, design-for-manufacturing and major product derivatives, (2) Structures Technology, which focuses on overall structural integrity over the lifecycle of the airframe through stress and durability analysis, damage tolerance analysis and vibration testing, (3) Manufacturing Engineering, responsible for applying lean manufacturing techniques, interpreting design drawings and providing manufacturing sequence work plans, and (4) Liaison, Lab and Materials, Processes and Standards, which conducts research into defects discovered by quality assurance through analytical chemistry, metallurgical, static and dynamic testing and full-scale testing.

We believe our leading engineering capabilities are a key strategic differentiating factor between us and certain of our competitors.

Research and Development

We believe that world class research and development helps to maintain our position as an advanced partner to OEMs’ new product development teams. As a result, we spend a significant amount of capital and resources on our research and development, including approximately $104.7 million during the twelve months ended December 31, 2006. Through our research, we aim to develop unique intellectual property and technologies that will improve our OEM customers’ products and, at the same time, position us to win work on new products. Our development effort, which is an ongoing process that helps us reduce production costs and streamline manufacturing, is currently focused on preparing for initial production of new products and improving manufacturing processes on our current work.

Our research and development is geared toward the architectural design of our principal products: fuselages, propulsion systems and wing systems. We are currently focused on research in areas such as advanced metallic joining, low cost composites, acoustic attenuation, efficient structures, systems integration, advanced design and analysis methods, and new material systems. We collaborate with universities, research facilities and technology partners in our research and development.

Suppliers and Materials

The principal raw materials used in our manufacturing operations are aluminum, titanium, and composites. We also use purchased products such as machined parts, sheet metal parts, non-metallic parts and assemblies. In addition, we purchase assemblies and subassemblies from various manufacturers which are used in the final aerostructure assembly.

Currently we have over 850 active suppliers with no one supplier representing more than 4% of our cost of goods sold. We have entered into long-term supply contracts with substantially all of our suppliers. Our exposure to rising raw material prices is somewhat limited due to such contracts under which we purchase most of our raw materials based on fixed pricing or at reduced rates through Boeing’s or Airbus’ high volume purchase contracts.

Although we believe our material costs are competitive, we continue to seek ways to further reduce these costs. We have begun a global sourcing initiative to increase the amount of material sourced from low cost countries in Asia and Central Europe. Historically, Boeing Wichita and BAE Aerostructures purchased certain parts from other Boeing or BAE Systems facilities, respectively, since they operated as divisions of Boeing and BAE Systems, respectively. We believe we can achieve cost savings by reducing the amount of parts that we purchase from Boeing and BAE Systems. Following the Boeing Acquisition, we have been free to contract with third parties for, or to produce internally, the parts historically supplied by Boeing. As our current supply contracts with business units of BAE Systems expire over the next several years, we expect to have similar opportunities with respect to those parts that we continue to source from BAE Systems.

Environmental Matters

Our operations and facilities are subject to various environmental laws and regulations governing, among other matters, the emission, discharge, handling and disposal of hazardous materials, the investigation and remediation of contaminated sites, and permits required in connection with our operations. Our operations are designed, maintained and operated to promote protection of human health and the environment. Although we believe that our operations and facilities are in material compliance with applicable environmental and worker protection laws and regulations, management cannot provide assurance that future changes in such laws, or in the nature of our operations will not require us to make significant additional expenditures to ensure continued compliance. Further, we could incur substantial costs, including cleanup costs, fines and sanctions, and third party property damage or personal injury claims as a result of violations of or liabilities under environmental laws, relevant common law or the environmental permits required for our operations.

United States

Under some environmental laws in the United States, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of hazardous materials at such property, whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous materials. Persons who arrange for disposal or treatment of hazardous materials also may be liable for the costs of investigation, removal or remediation of those substances at a disposal or treatment site, regardless of whether the affected site is owned or operated by them. Because we own and/or operate a number of facilities that have a history of industrial or commercial use and because we arrange for the disposal of hazardous materials at many disposal sites, we may and do incur costs for investigation, removal and remediation.

The Asset Purchase Agreement for the Boeing Acquisition, referred to herein as the “Asset Purchase Agreement”, provides, with limited exceptions, that Boeing is responsible for environmental liabilities relating to conditions existing at the Wichita, Kansas and Tulsa and McAlester, Oklahoma facilities at the time of the Boeing Acquisition. For example, Boeing is subject to an administrative consent order issued by the KDHE to contain and clean-up contaminated groundwater which underlies a majority of the Wichita site. Pursuant to the KDHE order, Boeing has a long-term remediation plan in place, and containment and remediation efforts are underway. We are responsible for any environmental conditions that we cause at these facilities after the closing of the Boeing Acquisition.

United Kingdom

In the United Kingdom, remediation of contaminated land may be compelled by the government in certain situations. If a property is to be redeveloped, in its planning role, the local authority may require remediation as a condition to issuing a permit. In addition, in situations in which the contamination is causing harm to human health or polluting the environment, the local authority may use its environmental legislative powers to force remediation so that the environmental standards are “suitable for use.” If contamination is polluting the property of a third party or causing loss, injury or damage, the third party may file an action in common law based on negligence or nuisance to recover the value of the loss, injury or damage sustained.

Prestwick Facility.  BAE Systems indemnified us for any clean-up costs for environmental liabilities caused by existing pollution on the Prestwick facility, existing pollution that migrates from the Prestwick facility to a third party’s property and any pollution that migrates to the Prestwick facility from the property retained by BAE Systems. Subject to certain exceptions, the indemnity extends until April 1, 2013 and is limited to a maximum of $78.3 million as of December 31, 2006. BAE Systems has undertaken a solvent emission program. If the program does not enable compliance with the European Solvent Emission Directive currently in effect, BAE Systems may be required to install additional abatement technology such as a thermal oxidizer.

Competition

Although we are the largest aerostructures supplier with a 19% market share, the aerostructures market remains highly fragmented. Competition in the aerostructures market is intense. Our primary competition comes from either work performed by internal divisions of OEMs or third-party aerostructures suppliers.

Our principal competitors among OEMs may include Airbus S.A.S., Boeing, Dassault Aviation, Embraer Brazilian Aviation Co., Gulfstream Aerospace Co., Lockheed Martin Corp., Northrop Grumman Corporation, Raytheon Company and Textron Inc. These OEMs may choose not to outsource production of aerostructures due to, among other things, their own direct labor and other overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource.

Our principal competitors among non-OEM aerostructures suppliers are Alenia Aeronautica, Fuji Aerospace Technology Co., Ltd., GKN Aerospace, The Goodrich Corporation, Kawasaki Precision Machinery (U.S.A.), Inc., Mitsubishi Electric Corporation, Saab AB, Snecma, Triumph Group, Inc. and Vought Aircraft Industries. Our ability to compete for new aerostructures contracts depends upon (1) our design, engineering and manufacturing capabilities, (2) our underlying cost structure, (3) our relationship with OEMs, and (4) our available manufacturing capacity.

Employees

As of December 27, 2006, we had approximately 11,845 employees, including contract labor, located in our three U.S. facilities. Approximately 81% of our U.S. employees are represented by five unions. All of our unions in the U.S. have entered into new collective bargaining agreements since the time of the Boeing Acquisition, with an average initial duration of five years. Our largest union is the IAM which represents approximately 5,600 employees or 47% of the U.S. workforce. This union contract is in effect through June 25, 2010. The Society of Professional Engineering Employees in Aerospace — Wichita Technical and Professional Unit (SPEEA) represents approximately 2,225 employees or 19% of the workforce. The union contract is in effect through July 11, 2011. The

International Union, United Automobile, Aerospace & Agricultural Implement Workers of America (UAW), or UAW, represents approximately 950 employees or 8% of the workforce. The union contract is in effect through November 30, 2010. The Society of Professional Engineering Employees in Aerospace — Wichita Engineering Unit represents approximately 600 employees or 5% of the workforce. The union contract is in effect through July 11, 2009. The International Brotherhood of Electrical Workers, or IBEW, represents approximately 175 employees or 2% of the workforce. The union contract is in effect through September 17, 2010.

Under each of our U.S. collective bargaining agreements, we are required to meet with collective bargaining agents for the union three years after ratification of the agreement to discuss the terms and conditions of the agreement. However, we have no obligation to agree to any changes to the terms and conditions of the agreement and employees have no right to strike in the event we do not agree to any such changes.

As of December 27, 2006, we had approximately 904 employees located in our two U.K. facilities. Approximately 77% or 696 of our U.K. employees are represented by one union, Amicus. We have entered into a labor agreement with Amicus, which terms are generally negotiated on a yearly basis. Wages are typically the subject of our negotiations, while the other terms usually remain the same from year to year until both parties agree to change them (either separately or in the aggregate).

We consider our relationships with our employees to be satisfactory.

Government Contracts

Companies engaged in supplying defense-related equipment and services to U.S. government agencies, either directly or by subcontract, are subject to business risks specific to the defense industry. These risks include the ability of the U.S. government to unilaterally: (1) suspend or debar us from receiving new prime contracts or subcontracts; (2) terminate existing contracts; (3) reduce the value of existing contracts; (4) audit our contract-related costs and fees, including allocated indirect costs; and (5) control and potentially prohibit the export of our products.

Most U.S. government contracts for which we subcontract can be terminated by the U.S. government either for its convenience or if the prime contractor defaults by failing to perform under the contract. In addition, the prime contractor typically has the right to terminate our subcontract for its convenience or if we default by failing to perform under the subcontract. Termination for convenience provisions generally provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Termination for default provisions generally provide for the subcontractor to be liable for excess costs incurred by the prime contractor in procuring undelivered items from another source.

Foreign Ownership, Control or Influence

Under the U.S. Government’s National Industry Security Program Operating Manual, or NISPOM, the U.S. government will not award contracts to companies under foreign ownership, control or influence, or FOCI, where DoD Facility Security Clearances, or FSC, are required, unless certain “mitigation” measures are put in place. The purpose of the FOCI mitigation measures is to protect cleared U.S. defense contractors against improper FOCI.

Spirit has been cleared to the “secret” level under a Special Security Agreement, or SSA, which is one of the recognized FOCI mitigation measures under the NISPOM and we are in the process of obtaining such clearance for Spirit Holdings. As a cleared entity, we must comply with the requirements of our SSA, the NISPOM and any other applicable U.S. government industrial security regulations (which could apply depending on our contracts). Failure to follow the requirements of the SSA, the NISPOM or any other applicable U.S. government industrial security regulations could, among other things, result in termination of our FSC, which in turn would preclude us from being awarded classified contracts or, under certain circumstances, performing on our existing classified contracts.

Governmental Regulations

The commercial aircraft component industry is highly regulated by both the FAA in the United States, the JAA in Europe and other agencies throughout the world. The military aircraft component industry is governed by military quality specifications. We, and the components we manufacture, are required to be certified by one or more of these entities or agencies, and, in some cases, by individual OEMs, in order to engineer and service parts and components used in specific aircraft models.

We must also satisfy the requirements of our customers, including OEMs and airlines that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations applicable to commercial flight operations. In addition, the FAA requires that various maintenance routines be performed on aircraft components. We believe that we currently satisfy or exceed these maintenance standards in our repair and overhaul services. We also maintain several FAA approved repair stations.

The technical data and components used in the manufacture and production of our products, as well as many of the products and technical data we export, either as individual items or as components incorporated into aircraft, are subject to compliance with U.S. export control laws. Collaborative agreements that we may have with foreign persons, including manufacturers or suppliers, are also subject to U.S. export control laws.

Our operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act, or OSHA, mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. Our management believes that our operations are in material compliance with OSHA’s health and safety requirements.

Available Information

The Company’s Internet address is www.spiritaero.com. The content on the Company’s website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report.

The Company makes available through its Internet website under the heading “Investor Relations”, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on form 8-K, and amendments to those reports after it electronically files such materials with the Securities and Exchange Commission. Copies of the Company’s key corporate governance documents, including its Corporate Governance Guidelines, Code of Ethics and Business Conduct, and charters for the Audit Committee and the Compensation Committee are also on the Company’s website. Stockholders may request free copies of these documents including our Annual Report to Shareholders from the Investor Relations Department by writing to Spirit AeroSystems, Investor Relations, P.O. Box 780008, Wichita, KS, 67278-0008, or by calling (316) 526-1700 or by sending an email request to investorrelations@spiritaero.com.

Our annual and quarterly reports, proxy and other information statements will be available to the public through the SEC’s website at http://www.sec.gov.

Item 1A.	Risk Factors

An investment in our class A common stock involves risk and uncertainties. Any of the following risks could materially adversely affect our business, financial condition or results of operations.

Risk Factors Related to our Business and Industry

Our commercial business is cyclical and sensitive to commercial airlines’ profitability. The business of commercial airlines is, in turn, affected by general economic conditions and world safety considerations.

We compete in the aerostructures segment of the aerospace industry. Our business is affected indirectly by the financial condition of the commercial airlines and other economic factors, including general economic conditions and world safety considerations that affect the demand for air transportation. Specifically, our commercial business is dependent on the demand from passenger airlines for the production of new aircraft. Accordingly, demand for our commercial products is tied to the worldwide airline industry’s ability to finance the purchase of new aircraft and the industry’s forecasted demand for seats, flights and routes. Similarly, the size and age of the worldwide commercial aircraft fleet affects the demand for new aircraft and, consequently, for our products. Such factors, in conjunction with evolving economic conditions, cause the market in which we operate to be cyclical to varying degrees, thereby affecting our business and operating results.

During the past several years, softening of the global and U.S. economies, reduced corporate travel spending, excess capacity in the market for commercial air travel, changing pricing models among airlines and significantly increased fuel, security and insurance costs have resulted in many airlines reporting, and continuing to forecast, significant net losses. Moreover, during recent years, in addition to the generally soft global and U.S. economies, the September 11, 2001 terrorist attacks, conflicts in Iraq and Afghanistan and concerns relating to the transmission of SARS have contributed to diminished demand for air travel. Many major U.S. air carriers have parked or retired a portion of their fleets and have reduced workforces and flights to mitigate their large losses. From 2001 to 2003, numerous carriers rescheduled or canceled orders for aircraft to be purchased from the major aircraft manufacturers, including Boeing and Airbus. Any protracted economic slump or future terrorist attacks, war or health concerns, including the prospect of human transmission of the Avian Flu Virus, could cause airlines to cancel or delay the purchase of additional new aircraft. If demand for new aircraft decreases, there would likely be a decrease in demand for our commercial aircraft products and our business, financial condition and results of operations could be materially adversely affected.

Our business could be materially adversely affected if one of our components causes an aircraft accident.

Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured or serviced by us or our suppliers. While we believe that our liability insurance is adequate to protect us from future product liability claims, it may not be adequate. Also, we may not be able to maintain insurance coverage in the future at an acceptable cost. Any such liability not covered by insurance or for which third party indemnification is not available could require us to dedicate a substantial portion of our cash flows to make payments on such liability, which could have a material adverse effect on our business, financial condition and results of operations.

An accident caused by one of our components could also damage our reputation for quality products. We believe our customers consider safety and reliability as key criteria in selecting a provider of aerostructures. If an accident were to be caused by one of our components, or if we were otherwise to fail to maintain a satisfactory record of safety and reliability, our ability to retain and attract customers could be materially adversely affected.

Because we depend on Boeing and, to a lesser extent, Airbus, as our largest customers, our sales, cash flows from operations and results of operations will be negatively affected if either Boeing or Airbus reduces the number of products it purchases from us or if either experiences business difficulties.

Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the twelve months ended December 31, 2006, approximately 91% and approximately 8% of our combined revenues were generated from sales to Boeing and Airbus, respectively. Although we intend to diversify our customer base by entering into supply arrangements with additional customers, we cannot assure you that we will be successful in doing so. Even if we are successful in retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future. Although we are a party to various supply contracts with Boeing and Airbus which obligate Boeing and Airbus to purchase all of their requirements for certain products from us, if we breach certain obligations under these supply agreements and Boeing or Airbus exercises its right to terminate such agreements, our business will be materially adversely affected. In addition, we have agreed to a limitation on recoverable damages in the event Boeing wrongfully terminates our main supply agreement with it with respect to any model of airplane program, so if this occurs, we may not be able to recover the full amount of our actual damages. Furthermore, if Boeing or Airbus (1) experiences a decrease in requirements for the products which we supply to it, (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply chain problem or a decrease in orders from its customers or (3) files for bankruptcy protection, our business, financial condition and results of operations could be materially adversely affected.

Our largest customer, Boeing, operates in a very competitive business environment.

Boeing operates in a highly competitive industry. Competition from Airbus, Boeing’s main competitor, as well as from regional jet makers, has intensified as these competitors expand aircraft model offerings and competitively price their products. As a result of this competitive environment, Boeing continues to face pressure on product offerings and sale prices. While we do have supply agreements with Airbus, we currently have substantially more business with Boeing and thus any adverse impact on Boeing’s production of aircraft resulting from this competitive environment may have a material adverse impact on our business, financial condition and results of operations.

Potential and existing customers, including Airbus, may view our historical and ongoing relationship with Boeing as a deterrent to providing us with future business.

We operate in a highly competitive industry and any of our other potential or existing customers, including Airbus, may be threatened by our historical and ongoing relationship with Boeing. Prior to the Boeing Acquisition, Boeing Wichita functioned as an internal supplier of parts and assemblies for Boeing’s aircraft programs and had very few sales to third parties. Other potential and existing customers, including Airbus, may be deterred from using the same supplier that previously produced aerostructures solely for Boeing. Although we believe we have sufficient resources to service multiple OEMs, competitors of Boeing may see a conflict of interest in our providing both them and Boeing with the parts for their different aircraft programs. If we are unable to successfully develop our relationship with other customers and OEMs, including Airbus, we may be unable to increase our customer base. If there is not sufficient demand for our business, our financial condition and results of operations could be materially adversely affected.

Our business depends, in large part, on sales of components for a single aircraft program, the B737.

For the twelve months ended December 31, 2006, approximately 60% of our revenues were generated from sales of components to Boeing for the B737 aircraft. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and the military Multi-mission Maritime Aircraft, or MMA, derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model. In the event Boeing develops a next generation single-aisle aircraft program to replace the B737 which is not a commercial derivative, we may not have the next generation technology, engineering and manufacturing capability necessary to obtain significant aerostructures supply business for such replacement program, may not be able to provide components for such replacement program at competitive prices or, for other reasons, may not be engaged by Boeing to the extent of our involvement in the B737 or at all. If we were unable to obtain significant aerostructures supply business for the B737 replacement program, our business, financial condition and results of operations could be materially adversely affected.

Our business depends on the success of a new model aircraft, the B787.

The success of our business will depend, in large part, on the success of Boeing’s new B787 program. We have entered into supply agreements with Boeing pursuant to which we will be a Tier 1 supplier to the B787 program. We have made and will continue to make a significant investment in this program before the first commercial delivery of a B787 aircraft, which is scheduled for 2008. If there is not sufficient demand for the B787 aircraft, or if there are technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule for such aircraft, our business, financial condition and results of operations may be materially adversely affected.

We incur risk associated with new programs.

New programs with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new aircraft program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new programs to the customer’s satisfaction, if we were unable to manufacture products at our estimated costs or if a new program in which we had made a significant investment experienced weak demand, delays or technological problems, our business, financial condition and results of operations could be materially adversely affected.

In addition, beginning new work on existing programs also carries risks associated with the transfer of technology, knowledge and tooling.

Our operations depend on our ability to maintain continuing, uninterrupted production at our manufacturing facilities. Our production facilities are subject to physical and other risks that could disrupt production.

Our manufacturing facilities could be damaged or disrupted by a natural disaster, war, terrorist activity or sustained mechanical failure. Although we have obtained property damage and business interruption insurance, a major catastrophe, such as a fire, flood, tornado or other natural disaster at any of our sites, war or terrorist activities in any of the areas where we conduct operations or the sustained mechanical failure of a key piece of equipment could result in a prolonged interruption of all or a substantial portion of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers and we may not have insurance to adequately compensate us for any of these events. A large portion of our operations takes place at one facility in Wichita, Kansas and any significant damage or disruption to this facility in particular would materially adversely affect our ability to service our customers.

We operate in a very competitive business environment.

Competition in the aerostructures segment of the aerospace industry is intense. Although we have entered into requirements contracts with Boeing and Airbus under which we are their exclusive supplier for certain aircraft parts, in trying to expand our customer base and the types of parts we make we will face substantial competition from both OEMs and non-OEM aerostructures suppliers.

OEMs may choose not to outsource production of aerostructures due to, among other things, their own direct labor and other overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource.

Our principal competitors among aerostructures suppliers are Alenia Aeronautica, Fuji Aerospace Technology Co., Ltd., GKN Aerospace, The Goodrich Corporation, Kawasaki Precision Machinery (U.S.A.), Inc., Mitsubishi Electric Corporation, Saab AB, Snecma, Triumph Group, Inc. and Vought Aircraft Industries. Some of our competitors have greater resources than we do and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply chain management and sales and marketing, and we may not have enough resources to make such investments. For these reasons, we may not be able to compete successfully in this market or against such competitors, which could have a material adverse effect on our business, financial condition and results of operations.

High switching costs may substantially limit our ability to obtain business that is currently under contract with other suppliers.

Once a contract is awarded by an OEM to an aerostructures supplier, the OEM and the supplier are typically required to spend significant amounts of time and capital on design, manufacture, testing and certification of tooling and other equipment. For an OEM to change suppliers during the life of an aircraft program, further testing and certification would be necessary, and the OEM would be required either to move the tooling and equipment used by the existing supplier for performance under the existing contract, which may be expensive and difficult (or impossible), or to manufacture new tooling and equipment. Accordingly, any change of suppliers would likely result in production delays and additional costs to both the OEM and the new supplier. These high switching costs may make it more difficult for us to bid competitively against existing suppliers and less likely that an OEM will be willing to switch suppliers during the life of an aircraft program, which could materially adversely affect our ability to obtain new work on existing aircraft programs.

Pre-Boeing Acquisition financial statements are not comparable to post-Boeing Acquisition statements and, because of our limited operating history, nothing in our financial statements can show you how we would operate in a market downturn.

Our historical financial statements prior to the Boeing Acquisition are not comparable to our financial statements subsequent to June 16, 2005. Historically, Boeing Wichita was operated as a cost center of BCA and recognized the cost of products manufactured for BCA programs without recognizing any corresponding revenues for those products. Accordingly, the financial statements with respect to periods prior to the Boeing Acquisition included in this Annual Report do not represent the financial results that would have been achieved had Boeing Wichita been operated as a stand alone entity during those periods. Additionally, our financial statements are not indicative of how we would operate through a market downturn. Since the Boeing Acquisition on June 16, 2005, we have operated in a market experiencing an upturn, with both Boeing and Airbus posting record orders in 2005 and 2006. Our financial results from this limited history cannot give you any indication of our ability to operate in a market experiencing significantly lower demand for our products and the products of our customers. As such, we cannot assure you that we will be able to successfully operate in such a market.

Increases in labor costs, potential labor disputes and work stoppages at our facilities or the facilities of our suppliers or customers could materially adversely affect our financial performance.

Our financial performance is affected by the availability of qualified personnel and the cost of labor. A majority of our workforce is represented by unions. If our workers were to engage in a strike, work stoppage or other slowdown, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to our customers on a timely basis and could result in a breach of our supply agreements. This could result in a loss of business and an increase in our operating expenses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.

We have agreed with Boeing to continue to operate substantial manufacturing operations in Wichita, Kansas until at least June 16, 2015. As a result, we may not be able to utilize lower cost labor from other locations. This may prevent us from being able to offer our products at prices which are competitive in the marketplace and could have a material adverse effect on our ability to generate new business.

In addition, many aircraft manufacturers, airlines and aerospace suppliers have unionized work forces. In 2005, a labor strike by unionized employees at Boeing, our largest customer, temporarily halted commercial aircraft production by Boeing, which had a significant short-term adverse impact on our operations. Additional strikes, work stoppages or slowdowns experienced by aircraft manufacturers, airlines or aerospace suppliers could reduce our customers’ demand for additional aircraft structures or prevent us from completing production of our aircraft structures.

Our business may be materially adversely affected if we lose our government, regulatory or industry approvals, if more stringent government regulations are enacted or if industry oversight is increased.

The Federal Aviation Administration, or FAA, prescribes standards and qualification requirements for aerostructures, including virtually all commercial airline and general aviation products, and licenses component repair stations within the United States. Comparable agencies, such as the Joint Aviation Authorities, or JAA, in Europe, regulate these matters in other countries. If we fail to qualify for or obtain a required license for one of our products or services or lose a qualification or license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed and our business, financial condition and results of operations could be materially adversely affected. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be expensive and time consuming.

From time to time, the FAA, the JAA or comparable agencies propose new regulations or changes to existing regulations. These changes or new regulations generally increase the costs of compliance. To the extent the FAA, the JAA or comparable agencies implement regulatory changes, we may incur significant additional costs to achieve compliance.

In addition, certain aircraft repair activities we intend to engage in may require the approval of the aircraft’s OEM. Our inability to obtain OEM approval could materially restrict our ability to perform such aircraft repair activities.

We are subject to regulation of our technical data and goods under U.S. export control laws.

As a manufacturer and exporter of defense and dual-use technical data and commodities, we are subject to U.S. laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, administered by the U.S. Department of State, and the Export Administration Regulations, administered by the U.S. Department of Commerce. Collaborative agreements that we may have with foreign persons, including manufacturers and suppliers, are also subject to U.S. export control laws. In addition, we are subject to trade sanctions against embargoed countries, administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury.

A determination that we have failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. Additionally, restrictions may be placed on the export of technical data and goods in the future as a result of changing geo-political conditions. Any one or more of such sanctions could have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental regulation and our ongoing operations may expose us to environmental liabilities.

Our operations are subject to extensive regulation under environmental, health and safety laws and regulations in the United States and the United Kingdom. We may be subject to potentially significant fines or penalties, including criminal sanctions, if we fail to comply with these requirements. We have made, and will continue to make, significant capital and other expenditures in order to comply with these laws and regulations. We cannot predict with certainty what environmental legislation will be enacted in the future or how existing laws will be administered or interpreted. Our operations involve the use of large amounts of hazardous substances and generate many types of wastes. Spills and releases of these materials may subject us to clean-up liability. We cannot assure you that the aggregate amount of future clean-up costs and other environmental liabilities will not be material.

Boeing, our predecessor at the Wichita facility, is under an administrative consent order issued by the Kansas Department of Health and Environment, or KDHE, to contain and clean-up contaminated groundwater which underlies a majority of the site. Pursuant to this order and its agreements with us, Boeing has a long-term remediation plan in place, and treatment, containment and remediation efforts are underway. If Boeing does not comply with its obligations under the order and these agreements, we may be required to undertake such efforts and make material expenditures.

In connection with the BAE Acquisition, we acquired a manufacturing facility in Prestwick, Scotland that is adjacent to contaminated property retained by BAE Systems. The contaminated property may be subject to a regulatory action requiring remediation of the land. It is also possible that the contamination may spread into the property we acquired. BAE Systems has agreed to indemnify us for certain clean-up costs related to existing pollution on the acquired property, existing pollution that migrates from the acquired property to a third party’s property and any pollution that migrates to our property from property retained by BAE Systems. If BAE Systems does not comply with its obligations under the agreement, we may be required to undertake such efforts and make material expenditures.

In the future, contamination may be discovered at our facilities or at off-site locations where we send waste. The remediation of such newly-discovered contamination, or the enactment of new laws or a stricter interpretation of existing laws, may require us to make additional expenditures, some of which could be material. See “Business — Environmental Matters.”

Significant consolidation in the aerospace industry could make it difficult for us to obtain new business.

The aerospace industry has recently experienced consolidation among suppliers. Suppliers have consolidated and formed alliances to broaden their product and integrated system offerings and achieve critical mass. This supplier consolidation is in part attributable to aircraft manufacturers more frequently awarding long-term sole-source or preferred supplier contracts to the most capable suppliers, thus reducing the total number of suppliers. If this consolidation were to continue, it may become more difficult for us to be successful in obtaining new customers.

We may be materially adversely affected by high fuel prices.

Due to the competitive nature of the airline industry, airlines are often unable to pass on increased fuel prices to customers by increasing fares. Fluctuations in the global supply of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. In the event there is an outbreak or escalation of hostilities or other conflicts or significant disruptions in oil production or delivery in oil-producing areas or elsewhere, there could be reductions in the production or importation of crude oil and significant increases in the cost of fuel. If there were major reductions in the availability of jet fuel or significant increases in its cost, or if current high prices are sustained for a significant period of time, the airline industry and, as a result, our business, could be materially adversely affected.

Interruptions in deliveries of components or raw materials or increased prices for components or raw materials used in our products could materially adversely affect our profitability, margins and revenues.

Our dependency upon regular deliveries from particular suppliers of components and raw materials means that interruptions or stoppages in such deliveries could materially adversely affect our operations until arrangements with alternate suppliers, to the extent alternate suppliers exist, could be made. If any of our suppliers were unable or refused to deliver materials to us for an extended period of time, or if we were unable to negotiate acceptable terms for the supply of materials with these or alternative suppliers, our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs for us. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business and might lead to termination of our supply agreements with our customers.

In addition, our profitability is affected by the prices of the components and raw materials, such as titanium, aluminum and carbon fiber, used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including world oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Although our supply agreements with Boeing and Airbus allow us to pass on certain unusual increases in component and raw material costs to Boeing and Airbus in limited situations, we will not be fully compensated for such increased costs.

Our business will suffer if certain key officers or employees discontinue employment with us or if we are unable to recruit and retain highly skilled staff.

The success of our business is highly dependent upon the skills, experience and efforts of our President and Chief Executive Officer, Jeffrey Turner, and certain of our other key officers and employees. As the top executive officer of Boeing Wichita for almost ten years prior to the Boeing Acquisition, Mr. Turner gained extensive experience in running our business and long-standing relationships with many high-level executives at Boeing, our largest customer. We believe Mr. Turner’s reputation in the aerospace industry and relationship with Boeing are critical elements in maintaining and expanding our business. The loss of Mr. Turner or other key personnel could have a material adverse effect on our business, operating results or financial condition. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly skilled engineers. The market for these resources is highly competitive. We may be unsuccessful in attracting and retaining the engineers we need and, in such event, our business could be materially adversely affected. The loss of the services of any key personnel, or our inability to hire new personnel with the requisite skills, could impair our ability to provide products to our customers or manage our business effectively.

We are subject to the requirements of the National Industrial Security Program Operating Manual for our facility security clearance, which is a prerequisite for our ability to perform on classified contracts for the U.S. government.

A DoD facility security clearance is required in order to be awarded and perform on classified contracts for the DoD and certain other agencies of the U.S. government. We currently perform on several classified contracts, which generated no revenues for the period from June 17, 2005 through December 29, 2005 and which generated less than 1% of our revenues for the fiscal year ended December 31, 2006. Spirit has obtained clearance at the “secret” level, and we are in the process of obtaining such clearance for Spirit Holdings. Due to the fact that more than 50% of our voting power is effectively controlled by a non-U.S. entity, we will be required to operate in accordance with the terms and requirements of our Special Security Agreement, or SSA, with the DoD. If we were to violate the terms and requirements of our SSA, the National Industrial Security Program Operating Manual, or any other applicable U.S. government industrial security regulations (which may apply to us under the terms of our classified contracts), we could lose our security clearance. We cannot assure you that we will be able to maintain our security clearance. If for some reason our security clearance is invalidated or terminated, we may not be able to continue to perform our present classified contracts and we would not be able to enter into new classified contracts, which could adversely affect our revenues.

We derive a significant portion of our revenues from direct and indirect sales outside the United States and are subject to the risks of doing business in foreign countries.

We derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the United States. In addition, for the twelve months ended December 31, 2006, direct sales to our non-U.S. customers accounted for approximately 8% of our combined revenues. We expect that our and our customers’ international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements;

•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements;

•	fluctuations in foreign currency exchange rates;

•	the complexity and necessity of using foreign representatives and consultants;

•	uncertainties and restrictions concerning the availability of funding credit or guarantees;

•	imposition of tariffs and embargos, export controls and other trade restrictions;

•	the difficulty of management and operation of an enterprise spread over various countries;

•	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad; and

•	economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.

While these factors or the impact of these factors are difficult to predict, adverse developments of any one or more of these factors could materially adversely affect our business, financial condition and results of operations in the future.

Our fixed-price contracts may commit us to unfavorable terms.

We provide most of our products and services through long-term contracts with Boeing and Airbus in which the pricing terms are fixed based on certain production volumes. Accordingly, we bear the risk that increased or unexpected costs may reduce our profit margins or cause us to sustain losses on these contracts. Other than certain increases in raw material costs which can be passed on to Boeing and Airbus, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a contract or cause a loss.

This is particularly a risk in relation to products such as the Boeing B787 for which we have not yet delivered production articles and in respect of which our profitability at the contracted price depends on our being able to achieve production cost reductions as we gain production experience. Pricing for the B787-8, the base model currently going into production, is generally established through 2021, with prices decreasing as cumulative volume levels are met over the life of the program. When we negotiated the B787-8 pricing, we assumed that our development of new technologies and capabilities would reduce our production costs over the life of the B787 program, thus maintaining or improving our margin on each B787 we produced. We cannot assure you that our development of new technologies or capabilities will be successful or that we will be able to reduce our B787 production costs over the life of the program. Our failure to reduce production costs as we have anticipated could result in decreasing margins on the B787 during the life of the program.

Many of our other production cost estimates also contain pricing terms which anticipate cost reductions over time. In addition, although we have entered into these fixed price contracts with Boeing and Airbus, they may nonetheless seek to re-negotiate pricing with us in the future. Any such higher costs or re-negotiations could materially adversely affect our profitability, margins and revenues.

We identified a material weakness in our internal control over financial reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Prior to the Boeing Acquisition, Boeing Wichita relied on Boeing’s shared services group for certain business processes associated with its financial reporting including treasury, income tax accounting and external reporting. Since the Boeing Acquisition, we have had to develop these and other functional areas as a stand alone entity including the necessary processes and internal control to prepare our financial statements on a timely basis in accordance with U.S. GAAP.

Generally accepted auditing standards define a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with the issuance of our December 29, 2005 and June 29, 2006 financial statements during the third quarter of 2006, we concluded that we had a material weakness in our internal control over financial reporting as described below.

•	We did not maintain effective controls over our determination of the fair values ascribed for financial reporting purposes to stock compensation awards granted to our employees and directors through June 29, 2006 in accordance with SFAS No. 123(R), Share Based Payment. Specifically, we did not properly estimate the fair values of these awards in determining the accuracy of our stock compensation expense under SFAS No. 123(R). This control deficiency resulted in a restatement of our financial results as of December 29, 2005 and June 29, 2006 and for the periods then ended to adjust selling, general and administrative expenses, income taxes and equity accounts as well as our earnings per share and stock compensation financial statement disclosures.

While we believe that this material weakness has been remediated, we cannot be certain that additional material weaknesses or significant deficiencies will not develop or be identified. Any failure to maintain adequate internal control over financial reporting or to implement required, new or improved controls, or difficulties encountered in their implementation could cause us to report material weaknesses or other deficiencies in our internal control over financial reporting and could result in a more than remote possibility of errors or misstatements in the restated consolidated financial statements that would be material. Under current rules, beginning with our Annual Report on Form 10-K for fiscal year 2007, pursuant to Section 404 of the Sarbanes-Oxley Act, our management will be required to assess the effectiveness of our internal control over financial reporting, and we will be required to have our independent registered public accounting firm, audit management’s assessment and the operating effectiveness of our internal control over financial reporting. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information and the value of our stock could be adversely impacted.

We face a potential class action lawsuit which could result in substantial costs, diversion of management’s attention and resources and negative publicity.

Spirit, Boeing and Onex have been named as defendants in a lawsuit by certain former employees of Boeing who assert several claims and purport to bring the case as a class action and collective action on behalf of all individuals who were employed by Boeing (BCA) in Wichita, Kansas or Tulsa, Oklahoma within two years prior to the date of the Boeing Acquisition and who were terminated by or not hired by Spirit. The plaintiffs seek damages and injunctive relief for age discrimination, interference with ERISA rights, breach of contract and retaliation. Plaintiffs seek an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. On November 15, 2006, the court granted the plaintiffs’ motion for conditional class certification and held that the plaintiffs may send notice of the collective action to all former Boeing employees who were terminated by Boeing on or after January 1, 2002, were 40 years of age or older at the time of termination and were not hired by Spirit. Pursuant to the Asset Purchase Agreement, we agreed to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. The lawsuit could result in substantial costs, divert management’s attention and resources from our operations and negatively affect our public image and reputation. An unfavorable outcome or prolonged litigation related to these matters could materially harm our business.

We have a very limited operating history as a stand alone company and we may not be successful operating as a stand alone company.

Prior to the Boeing Acquisition, Boeing Wichita was a division of Boeing. Boeing Wichita relied on Boeing for many of its internal functions, including, without limitation, accounting and tax, payroll, technology support, benefit plan administration and human resources. Although we have replaced most of these services either through outsourcing or internal sources, we may not be able to perform any or all of these services in a cost-effective manner. In addition, while we implement our plan to replace certain technology and systems support services provided by Boeing, Boeing continues to provide such services to us under a transition services agreement which we entered into at the time of the Boeing Acquisition. We cannot assure you that we will be able to successfully implement our plan to replace the services that we continue to use and in particular, our Enterprise Resource Planning System, upon expiration of the transition services agreement, which will expire in its entirety on June 15, 2007, unless otherwise extended. As such, we cannot assure you that we will be successful in operating Boeing Wichita as a stand alone company.

We do not own most of the intellectual property and tooling used in our business.

Our business depends on using certain intellectual property and tooling that we have rights to use under license grants from Boeing. These licenses contain restrictions on our use of Boeing intellectual property and tooling and may be terminated if we default under certain of these restrictions. Our loss of license rights to use Boeing intellectual property or tooling would materially adversely affect our business. In addition, we must honor our contractual commitments to our other customers related to intellectual property and comply with infringement laws in the use of intellectual property. In the event we obtain new business from new or existing customers, we will need to pay particular attention to these contractual commitments and any other restrictions on our use of intellectual property to make sure that we will not be using intellectual property improperly in the performance of such new business. In the event we use any such intellectual property improperly, we could be subject to an infringement claim by the owner or licensee of such intellectual property. See “Business — Our Relationship with Boeing — License of Intellectual Property.”

In the future, our entry into new markets may require obtaining additional license grants from Boeing and/or from other third parties. If we are unable to negotiate additional license rights on acceptable terms (or at all) from Boeing and/or other third parties as the need arises, our ability to enter new markets may be materially restricted. In addition, we may be subject to restrictions in future licenses granted to us that may materially restrict our use of third party intellectual property.

Our success depends in part on the success of our research and development initiatives.

We spent approximately $104.7 million on research and development during the twelve months ended December 31, 2006. Our significant expenditures on our research and development efforts may not create any new sales opportunities or increases in productivity that are commensurate with the level of resources invested.

We are in the process of developing specific technologies and capabilities in pursuit of new business and in anticipation of customers going forward with new programs, including the Boeing B787-8 Model and other programs which have not yet been developed. For the period from January 1, 2006 through December 31, 2006, we spent approximately $76.0 million on these activities. Work in connection with the Boeing B787-8 Model consisted of approximately 72% of our total development costs during such period. If the Boeing B787 or any other such programs do not go forward or are not successful, we may be unable to recover the costs incurred in anticipation of such programs and our profitability and revenues may be materially adversely affected.

The BAE Acquisition and any future business combinations, acquisitions or mergers expose us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.

The BAE Acquisition involves risks, including difficulties in integrating the operations and personnel of BAE Aerostructures and the potential loss of key employees of BAE Aerostructures. We may not be able to satisfactorily integrate the acquired business in a manner and a timeframe that achieves the cost savings and operating synergies that we expect.

In addition, we actively consider strategic transactions from time to time. We evaluate acquisitions, joint ventures, alliances or co-production programs as opportunities arise, and we may be engaged in varying levels of negotiations with potential competitors at any time. We may not be able to effect transactions with strategic alliance, acquisition or co-production program candidates on commercially reasonable terms or at all. If we enter into these transactions, we also may not realize the benefits we anticipate. In addition, we may not be able to obtain additional financing for these transactions.

The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

•	demands on management related to the increase in size after the transaction;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	difficulties in the assimilation and retention of employees;

•	difficulties in the assimilation of different cultures and practices, as well as in the assimilation of geographically dispersed operations and personnel, who may speak different languages;

•	difficulties combining operations that use different currencies or operate under different legal structures;

•	difficulties in the integration of departments, systems (including accounting systems), technologies, books and records and procedures, as well as in maintaining uniform standards, controls (including internal accounting controls), procedures and policies; and

•	constraints (contractual or otherwise) limiting our ability to consolidate, rationalize and/or leverage supplier arrangements to achieve integration.

Consummating any acquisitions, joint ventures, alliances or co-production programs could result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities.

Risk Factors Related to our Capital Structure

The interests of our controlling stockholder may conflict with your interests.

Onex Partners LP, Onex Corporation and their respective partners and affiliates that beneficially own our class B common stock, herein referred to collectively as the “Onex entities”, own 64,215,743 shares of our class B common stock. Our class A common stock has one vote per share, while our class B common stock has ten votes per share on all matters to be voted on by our stockholders. The Onex entities control approximately 89.6% of the combined voting power of our outstanding common stock. Accordingly, and for so long as the Onex entities continue to hold class B common stock that represents at least 10% of the total number of shares of common stock outstanding, Onex will exercise a controlling influence over our business and affairs and will have the power to determine all matters submitted to a vote of our stockholders, including the election of directors and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. Onex could cause corporate actions to be taken even if the interests of Onex conflict with the interests of our other stockholders. This concentration of voting power could have the effect of deterring or preventing a change in control of Spirit that might otherwise be beneficial to our stockholders. Gerald W. Schwartz, the Chairman, President and Chief Executive Officer of Onex Corporation, owns shares representing a majority of the voting rights of the shares of Onex Corporation.

Our substantial indebtedness could materially adversely affect our financial condition and our ability to operate our business.

As a result of the Boeing Acquisition, we have a substantial amount of debt and debt servicing requirements. As of December 31, 2006, we had total debt of approximately $618.2 million, including approximately $590.0 million of borrowings under our senior secured credit facility and approximately $28.0 million of capital lease obligations. In addition to our debt, we have less than $1 million of letters of credit outstanding. In addition, subject to restrictions in the credit agreement governing our senior secured credit facility, we may incur additional debt.

Our substantial debt could have important consequences to you, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt service requirements or other general corporate purposes may be impaired;

•	we must use a significant portion of our cash flow for payments on our debt, which will reduce the funds available to us for other purposes;

•	we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited;

•	our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our high level of debt; and

•	our ability to borrow additional funds or to refinance debt may be limited.

Servicing our debt will require a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations.

Our business may not generate sufficient cash flow from operating activities. We may need to obtain new credit arrangements and other sources of financing in order to meet our current and future obligations and working capital requirements and to fund our future capital expenditures. In addition, our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. We cannot assure you of our future performance, which depends in part on general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including those described above under “— Risk Factors Related to our Business and Industry.” Lower net revenues generally will reduce our cash flow.

If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations or raise additional debt or equity capital. We cannot assure you that we could effect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from effecting certain or any of these alternatives.

Restrictive covenants in our senior secured credit facility may restrict our ability to pursue our business strategies.

Our senior secured credit facility limits our ability, among other things, to:

•	incur additional debt or issue our preferred stock;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our capital stock;

•	make investments;

•	incur liens;

•	enter into transactions with our stockholders and affiliates;

•	sell certain assets;

•	acquire the assets of, or merge or consolidate with, other companies; and

•	incur restrictions on the ability of our subsidiaries to make distributions or transfer assets to us.

Our ability to comply with these covenants may be affected by events beyond our control, and any material deviation from our forecasts could require us to seek waivers or amendments of covenants, alternative sources of financing or reductions in expenditures. We cannot assure you that such waivers, amendments or alternative financings could be obtained, or, if obtained, would be on terms acceptable to us.

In addition, the credit agreement governing our senior secured credit facility requires us to meet a financial ratio of EBITDA as defined by the credit agreement and total debt. We may not be able to meet this ratio.

If a breach of any covenant or restriction contained in our credit agreement governing our senior secured credit facility results in an event of default, the lenders thereunder could discontinue lending, accelerate the related debt (which would accelerate other debt) and declare all borrowings outstanding thereunder to be due and payable. In addition, the lenders could terminate any commitments they had made to supply us with additional funds. In the event of an acceleration of our debt, we may not have or be able to obtain sufficient funds to make any accelerated debt payments, and we may not have sufficient capital to perform our obligations under our supply agreements.

We may sell more equity and reduce your ownership in Spirit Holdings.

Our business plan may require the investment of new capital, which we may raise by issuing additional equity (including equity interests which may have a preference over shares of our class A common stock) or additional debt (including debt securities and/or bank loans). However, this capital may not be available at all, or when needed, or upon terms and conditions favorable to us. The issuance of additional equity in Spirit Holdings may result in significant dilution of shares of our class A common stock. We may issue additional equity in connection with or to finance subsequent acquisitions. Further, our subsidiaries could issue securities in the future to persons or entities (including our affiliates) other than us or another subsidiary. This could materially adversely affect your investment in us because it would dilute your indirect ownership interest in our subsidiaries.

Spirit Holdings’ certificate of incorporation and by-laws and our supply agreements with Boeing contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of Spirit Holdings’ certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our current board of directors. These provisions include:

•	multi-vote shares of common stock, which are owned by the Onex entities and management stockholders;

•	advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	the authority of the board of directors to issue, without stockholder approval, up to 10 million shares of preferred stock with such terms as the board of directors may determine and an additional 65,302,819 shares of class A common stock (not including shares reserved for issuance upon conversion of outstanding shares of class B common stock) and an additional 78,648,653 shares of class B common stock (not including shares issued but subject to vesting requirements under our benefit plans).

In addition, our supply agreements with Boeing include provisions giving Boeing the ability to terminate the agreements in the event any of certain disqualified persons acquire a majority of Spirit’s direct or indirect voting power or all or substantially all of Spirit’s assets. See “Business — Our Relationship with Boeing.”

Spirit Holdings is a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, will qualify for, and intends to rely on, exemptions from certain corporate governance requirements.

Because the Onex entities own more than 50% of the combined voting power of our common stock, we are deemed a “controlled company” under the rules of the New York Stock Exchange, or NYSE. As a result, we qualify for, and intend to rely upon, the “controlled company” exception to the board of directors and committee composition requirements under the rules of the NYSE. Pursuant to this exception, we are exempt from rules that would otherwise require that Spirit Holdings’ board of directors be comprised of a majority of “independent directors” (as defined under the rules of the NYSE), and that Spirit Holdings’ compensation committee and corporate governance and nominating committee be comprised solely of “independent directors,” so long as the Onex entities continue to own more than 50% of the combined voting power of our common stock. Spirit Holdings’ board of directors consists of ten directors, five of whom qualify as “independent.” In addition, Spirit Holdings’ compensation and corporate governance and nominating committees are comprised solely of “independent directors.” See “Management — Executive Officers and Directors” and “— Committees of the Board of Directors.”

Our stock price may be volatile.

Price fluctuations in our class A common stock could result from general market and economic conditions and a variety of other factors, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in aerostructures pricing;

•	our competitors’ and customers’ announcements of significant contracts, acquisitions or strategic investments;

•	changes in our growth rates or our competitors’ and customers’ growth rates;

•	the timing or results of regulatory submissions or actions with respect to our business;

•	our inability to raise additional capital;

•	conditions of the aerostructure industry or in the financial markets or economic conditions in general; and

•	changes in stock market analyst recommendations regarding our class A common stock, other comparable companies or the aerospace industry in general.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2006 are set forth below:

		Approximate
Location	Primary Use	Square Footage	Owned/Leased

United States
Wichita, Kansas	Primary Manufacturing Facility/Offices/Warehouse	10.8 million	Owned*/Leased*
Tulsa, Oklahoma	Manufacturing Facility	1.6 million	Leased
Tulsa, Oklahoma	Offices/Warehouse	117,000	Leased
McAlester, Oklahoma	Manufacturing Facility	135,000	Owned
United Kingdom
Prestwick, Scotland	Manufacturing Facility	1.1 million	Owned
Samlesbury, England	Administrative Offices	15,919	Leased

*	A portion of the Wichita facility is owned and a portion is leased.

Our physical assets consist of 13.6 million square feet of building space located on 946 acres in five facilities. We produce our fuselages, propulsion systems and wing systems from our primary manufacturing facility located in Wichita, Kansas and we also produce wing systems in our manufacturing facilities in Tulsa, Oklahoma and Prestwick, Scotland. In addition to these three sites, we have a facility located in McAlester, Oklahoma dedicated to supplying the Tulsa facility and office space in Samlesbury, England, where a number of Spirit Europe’s employees are located. The Wichita facilities are owned or leased, the Tulsa facility is leased from the city of Tulsa and the Tulsa Airports Improvement Trust, the Prestwick facility is owned, the McAlester facility is owned, and the Samlesbury facility is leased.

The Wichita facility, including the corporate offices, comprises 616 acres, 6.0 million square feet of manufacturing space, 1.3 million square feet of offices and laboratories for the engineering and design group and 3.5 million square feet for support functions and warehouses. A total of 821,000 square feet is currently vacant (of which 194,000 square feet is being customized for the B787). Additionally, a 127,000 square foot expansion of our Composites Fuselage Facility to support the B787 was completed in August 2006. The Wichita site has access to transportation by rail, road and air. For air cargo, the Wichita site has access to the runways of the McConnell Air Force Base. We have renewed a lease as of July 1, 2006 for 135,000 square feet of manufacturing space at our Wichita, Kansas facility for a five-year term. We have also acquired a new 101,000 square foot lease adjacent to the plant for tool storage.

The Tulsa facility consists of 1.6 million square feet of building space set on 135 acres. The Tulsa plant is located five miles from an international shipping port and is located next to the Tulsa International Airport. In addition, we entered into an eighteen month lease effective August 16, 2006 for 117,000 square feet of warehousing space located near our Tulsa plant. The McAlester site, which manufactures parts and sub-assemblies primarily for the Tulsa facility, consists of 135,000 square feet of building space on 92 acres.

The Prestwick facility consists of 1.1 million square feet of building space, comprised of 0.7 million square feet of manufacturing space, 0.2 million square feet of office space, and 0.2 million square feet of office/support space. This facility is set on 100 acres. The Prestwick plant is located on the west coast of Scotland, approximately 33 miles south of Glasgow, within close proximity to the motorway network that provides access between England and continental Europe. It is also easily accessible by air (at Prestwick International Airport) or by sea. We lease a portion of our Prestwick facility to the Regional Aircraft division of BAE Systems and certain other tenants.

The Wichita and Tulsa manufacturing facilities have significant scale in order to accommodate the very large structures that are manufactured there, including entire fuselages. The three U.S. facilities are in close proximity, with approximately 175 miles between Wichita and Tulsa and 90 miles between Tulsa and McAlester. Currently, the three U.S. facilities utilize approximately 90% of the available building space. The Prestwick manufacturing facility currently utilizes only 49% of the space; of the remaining space, 27% is leased and 24% is vacant. The Samlesbury office space is located in North Lancashire, England, approximately 195 miles south of Prestwick.

Item 3.	Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. In the opinion of management, we are not engaged in any legal proceedings that we expect will have, individually or in the aggregate, a material adverse effect on our business, financial condition, cash flows, results of operations or liquidity, other than as set forth below.

From time to time, in the ordinary course of business and like others in the industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action. We have been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future.

On December 19, 2005, an action entitled Perry Apsley et al. v. The Boeing Company, Onex Corporation and Spirit AeroSystems, Inc. was filed in the U.S. District Court for the District of Kansas. The plaintiffs served us and the other defendants in early March 2006. The plaintiffs assert several claims and purport to bring the case as a class action and collective action on behalf of all individuals who were employed by Boeing (BCA) in Wichita, Kansas or Tulsa, Oklahoma within two years prior to the date of the Boeing Acquisition and who were terminated or not hired by Spirit. The plaintiffs seek damages and injunctive relief for age discrimination, interference with ERISA rights, breach of contract and retaliation. Plaintiffs’ seek an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. On November 15, 2006, the court granted the plaintiffs’ motion for conditional class certification and held that the plaintiffs may send notice of the collective action to all former Boeing employees who were terminated by Boeing on or after January 1, 2002, were 40 years of age or older at the time of termination and were not hired by Spirit. Pursuant to the Asset Purchase Agreement, we agreed to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions.

During the period from July 2005 through March 2006, 35 former Boeing employees who worked in Tulsa and McAlester, Oklahoma filed discrimination complaints against Spirit, Onex and Boeing with the Equal Employment Opportunity Commission, or EEOC, in Oklahoma City, Oklahoma claiming age, retaliation, disability and other types of discrimination as a result of their not being hired by Spirit at the time of the Boeing Acquisition. Spirit responded to the 35 individual complaints. The EEOC has issued a notice of right to sue on all 35 of the complaints and stated that it “was unable to conclude that the information establishes violations of the statutes.” On December 22, 2006 eight of the individuals who had worked at the McAlester, Oklahoma facility filed a lawsuit in the Eastern District of Oklahoma of the United States District Court. The suit is against Spirit, Boeing, Onex and the UAW. The Plaintiffs are claiming age, disability, sex and race discrimination as well as breach of the duty of fair representation, retaliatory discharge, violation of FMLA (retaliation) and ERISA. The defendants have all been served and answers by Spirit, Onex and Boeing were filed with the court on February 2, 2006. Twenty-six of the complainants did not file their own lawsuit within the 90 day period. They will have the opportunity to join the Kansas case. The last complainant was issued a Right to Sue letter on November 16, 2006 and has 90 days from receipt of the letter to file her own action. She also has the opportunity to join the Kansas case.

In December 2005, a federal grand jury sitting in Topeka, Kansas issued subpoenas regarding the vapor degreasing equipment at our Wichita, Kansas facility. The government’s investigation appears to focus on whether the degreasers were operating within permit parameters and whether chemical wastes from the degreasers were disposed of properly. The subpoenas cover a time period both before and after our purchase of the Wichita, Kansas facility. Subpoenas were issued to Boeing, Spirit and individuals who were employed by Boeing prior to the Boeing Acquisition but are now employed by us. We are in the process of responding to the subpoena and are cooperating with the government’s investigation. At this time, we do not have enough information to make any predictions about the outcome of this matter.

Airbus has filed oppositions to six European patents originally issued to or applied for by Boeing and acquired by Spirit in the Boeing Acquisition. Airbus claims that the subject matter in these patents is not patentable because of a lack of novelty and a lack of inventive activity. Responses to three of the Airbus oppositions have been filed. Spirit’s response to a fourth opposition is due on March 19, 2007. After Spirit responds, the European Patent Office, or EPO, will issue a preliminary opinion. If the opinion does not resolve all issues, then the parties will participate in oral proceedings before a three member board of the EPO. The decision of the board is appealable. The remaining two patents have gone before the three panel board. In one case the patent was maintained without amendments to the claims. On the second patent, the board accepted the claims with limitation and Spirit has appealed. Spirit is awaiting confirmation of whether Airbus has appealed either decision.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2006.

Executive Officers of the Registrant

Listed below are the names, ages, positions held, and biographies of all executive officers of Spirit AeroSystems. Executive officers hold office until their successors are elected or appointed, or until their death, retirement, resignation, or removal.

Jeffrey L. Turner, 55.  Mr. Turner has been the President and Chief Executive Officer of Spirit Holdings since June 2006 and became a director of Spirit Holdings on November 15, 2006. Since June 16, 2005, the date of the Boeing Acquisition, he has also served in such capacities for Spirit. Mr. Turner joined Boeing in 1973 and was appointed Vice President — General Manager in November 1995. Mr. Turner received his Bachelor of Science in Mathematics and Computer Science and his M.S. in Engineering Management Science, both from Wichita State University. He was selected as a Boeing Sloan Fellow to the Massachusetts Institute of Technology’s (MIT) Sloan School of Management where he earned a Master’s Degree in Management.

Ulrich (Rick) Schmidt, 57.  Mr. Schmidt has been the Executive Vice President, Chief Financial Officer of Spirit Holdings since June 2006 and was Treasurer of Spirit Holdings from June 2006 through January 2007. He has also served in such capacities for Spirit since August 2005. Previously, Mr. Schmidt was the Executive Vice President and Chief Financial Officer of the Goodrich Corporation from October 2000 until August 2005. Mr. Schmidt received his Bachelor of Arts and Masters of Business from Michigan State University.

Ronald C. Brunton, 59.  Mr. Brunton became the Executive Vice President and Chief Operating Officer of Spirit Holdings on November 15, 2006. Since the date of the Boeing Acquisition, he has served in this capacity for Spirit. Mr. Brunton joined Boeing in 1983 and was appointed Vice President of Manufacturing in December 2000. Mr. Brunton received his Bachelor of Science in Mechanical Engineering and equivalent undergraduate in Business from Wichita State University.

H. David Walker, 55.  Mr. Walker became the Senior Vice President of Sales/Marketing of Spirit Holdings on November 15, 2006. Mr. Walker joined Spirit in September 2005 in these same capacities. From 2003 through September 2005, Mr. Walker was Vice President of Vought Aircraft Industries. Mr. Walker served as the Vice President/General Manager of The Aerostructures Corp. from 2002 until 2003 and served as Vice President of Programs and Marketing from 1997 through 2002. Mr. Walker received his BEME and MSME from Vanderbilt University.

Gloria Farha Flentje, 63.  Ms. Flentje became the Vice President, General Counsel and Secretary of Spirit Holdings on November 15, 2006. Since the date of the Boeing Acquisition, she has served in these capacities for Spirit. Prior to the Boeing Acquisition, she worked for Boeing as Chief Legal Counsel for five years. Prior to joining Boeing, she was a partner in the Wichita, Kansas law firm of Foulston & Siefkin, L.L.P., where she represented numerous clients, including Boeing, on employment and labor matters and school law issues. Ms. Flentje graduated from the University of Kansas with a Bachelor of Arts in Mathematics and International Relations. She received her J.D. from Southern Illinois University.

Janet S. Nicolson, 50.  Ms. Nicolson became the Senior Vice President of Human Resources of Spirit Holdings on November 15, 2006. Since the beginning of 2006, she has served in this capacity for Spirit and is responsible for all aspects of human resources and labor relations. Prior to joining Spirit, Ms. Nicolson was a principal with Mercer Human Resource Consulting, one of the largest global Human Resources consulting firms, from January 2001 to December 2005. From 1998 to 2001, she served as Vice President Human Resources with Allied Worldwide, a global logistics and transportation company. Her corporate human resources experience includes executive and leadership positions with diverse organizations such as PepsiCo, SIRVA, North American Van Lines, Norfolk Southern Corporation and United Technologies. She holds a Bachelor of Science degree in Business from Concordia University and a Master’s degree in Human Resources from Pennsylvania State University.

John Lewelling, 46.  Mr. Lewelling became the Senior Vice President, Strategy and Information Technology of Spirit Holdings on November 15, 2006. Since February 2006, he has served in this capacity for Spirit. Prior to joining Spirit, Mr. Lewelling was the Chief Operating Officer of GVW Holdings from 2004 to 2006. Mr. Lewelling was a Managing Director with AlixPartners from 2002 to 2003. Prior to that, he was a Partner with AT Kearney from 1999 to 2002. Mr. Lewelling received his Bachelor of Science degree in Materials and Logistics Management with a dual focus in Industrial Engineering and Business from Michigan State University.

Richard Buchanan, 56.  Mr. Buchanan became the Vice President/General Manager of Fuselage Structures/Systems Business Unit of Spirit Holdings in July of 2005. Since the date of the Boeing Acquisition, he has served in this capacity for Spirit. Prior to the Boeing Acquisition, he was employed by Boeing for more than 25 years, all of which were spent at Boeing Wichita, expect one and one-half years in Everett, Washington as Fuselage Leader for the 787. During his tenure with Boeing, Mr. Buchanan held the positions of Director for SubAssembly/ Lot Time, Director for Light Structures, and the Director and Leader of B737 Structures Value Chain. Mr. Buchanan is a graduate of Friends University with a Bachelor of Science degree in Human Resource Management.

Michael G. King, 51.  Mr. King became the Vice President/General Manager of the Propulsion Structures and Systems Business Unit of Spirit Holdings on November 15, 2006. Since the date of the Boeing Acquisition, he has served in this capacity for Spirit. Prior to the Boeing Acquisition, Mr. King worked for Boeing for 24 years, from 1980 until 2005. In 1990, Mr. King was assigned to the Sub-Assembly/Lot Time (SA/LT) Manufacturing Business Unit at Boeing, responsible for the lot time production activities. From 1996 until 2002, he worked at Boeing’s Machining Fabrication Manufacturing Business Unit with responsibility for production of complex machined detail parts and assemblies for all commercial airplane models. In 2002, Mr. King became the director of the Strut, Nacelle and Composite Responsibility Center at Boeing. Mr. King earned an Associate of Arts degree from Butler County Community College. He completed his Bachelor of Science in Manufacturing Technology through Southwestern College and received a Mini-MBA through Wichita State University. Mr. King also completed the Duke University Executive Management Program in 2002.

Neil McManus, 41.  Mr. McManus is the Vice President and Managing Director of Spirit AeroSystems (Europe) Limited. Since the date of the BAE Systems Aerostructures Acquisition, he has served in that capacity for Spirit Europe. Mr. McManus joined BAE Systems Aerostructures in 1986 and was appointed Managing Director — Aerostructures in January 2003. Mr. McManus was educated at Loughborough University of Science and Technology, where he received his Bachelor of Science Honors Degree in Engineering Manufacturing and a diploma in Industrial Studies.

Donald R. Carlisle, 53.  Mr. Carlisle became the Vice President/General Manager of the AeroStructures Business Unit of Spirit Holdings on November 15, 2006. Since the date of the Boeing Acquisition, he has served in this capacity for Spirit and is responsible for the design and manufacture of major aerostructure products for commercial and military aerospace programs. Mr. Carlisle served as Managing Director of Boeing’s Tulsa and McAlester, Oklahoma plants from 2002 until the Boeing Acquisition. Prior to that assignment, he was managing director of Boeing’s Tulsa Division with responsibility for plants in Tennessee, Arkansas and Oklahoma. Mr. Carlisle has over 30 years of leadership experience in a wide range of aerospace business assignments with Cessna, Martin Marietta, Rockwell International and Boeing including production engineering, operations, product and business development, program management and sales and marketing for both government and commercial programs.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our class A common stock has been quoted on The New York Stock Exchange under the symbol “SPR” since November 21, 2006. Prior to that time, there was no public market for our stock. As of February 9, 2007, there were approximately 25 holders of record of class A common stock. However, we believe that many additional holders of our class A common stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names. The closing price on February 9, 2007 was $31.45 per share as reported by The New York Stock Exchange.

As of February 9, 2007, there were approximately 87 holders of record of class B common stock.

The following table sets forth for the indicated period the high and low sales price for our class A common stock on The New York Stock Exchange.

Fiscal Year 2006 Quarter Ended(1):	High	Low

December 31, 2006	$33.65	$27.48

(1)	From IPO date of November 21, 2006 through December 31, 2006

Our class B common stock is neither listed nor publicly traded.

Dividend Policy

We did not pay any cash dividends in 2005 or 2006 and we currently do not intend to pay cash dividends and, under conditions in which our cash is below specific levels, are prohibited from doing so under credit agreements governing our credit facilities. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents restricted shares outstanding under the 2005 Executive Incentive Plan, the 2005 Board of Directors Plan, and the 2006 Short-term and Long-term Incentive plans as of December 31, 2006.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuances
	to be Issued	Weighted-Average	Under the Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column)(a)
	(a)	(b)	(c)

Restricted Stock Awards
Equity compensation plans approved by security holders(1)	5,826,360	$—	7,464,486
Equity compensation plans not approved by security holders(2)	—	$—	0
Total	5,826,360	$—	7,464,486

(1)	Approved by previous security holders in place before our initial public offering.

(2)	Our equity incentive plans provide for the issuance of incentive awards to officers, directors, employees and consultants in the form of stock appreciation rights, restricted stock and deferred stock, in lieu of cash compensation.

Recent Sales of Unregistered Securities

The following share amounts give effect to the 3-for-1 stock split of our common stock that occurred on November 16, 2006.

On June 16, 2005, Spirit Holdings issued 112,500,000 shares of class B common stock for an aggregate purchase price of $375,000,000 to four investors in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

On June 17, 2005, Spirit Holdings issued 30,000 shares of class B common stock for an aggregate purchase price of $100,000 to a member of senior management pursuant to Spirit Holdings’ Executive Incentive Plan in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On July 18, 2005, Spirit Holdings issued 6,179,478 shares of class B common stock for an aggregate purchase price of $1,979,620 to members of senior management pursuant to Spirit Holdings’ Executive Incentive Plan in reliance upon the exemption provided by Rule 701 of the Securities Act.

On August 1, 2005, Spirit Holdings issued an additional 1,575,858 shares of class B common stock for an aggregate purchase price of $816,620 to members of senior management pursuant to Spirit Holdings’ Executive Incentive Plan in reliance upon the exemption provided by Rule 701 of the Securities Act.

In September 2005, Spirit Holdings issued an aggregate of 1,950,000 shares of class B common stock for an aggregate purchase price of $1,300,000 to members of senior management pursuant to Spirit Holdings’ Executive Incentive Plan and in reliance upon the exemption provided by Rule 701 of the Securities Act.

On December 15, 2005, Spirit Holdings issued 75,000 shares of class B common stock to one of our directors pursuant to Spirit Holdings’ Director Stock Plan in reliance upon the exemption provided by Rule 506 of the Securities Act.

On December 15, 2005, Spirit Holdings granted a total of 315,000 shares of class B common stock to seven directors of Spirit pursuant to Spirit Holdings’ Director Stock Plan. We do not believe such grants constituted sales of securities under the securities act; however, if they were sales of securities, they were issued in reliance on the exemption provided by Section 4(2) of the Securities Act.

On January 2, 2006, Spirit Holdings issued 795,000 shares of class B common stock for an aggregate purchase price of $500,000 to three accredited investors in reliance upon the exemption provided by Rule 506 of the Securities Act.

On February 17, 2006, Spirit Holdings granted a total of 390,393 shares of class B common stock to members of senior management pursuant to Spirit Holdings’ Short Term Incentive Plan. Such grants did not constitute sales of securities under the Securities Act.

On February 17, 2006, Spirit Holdings granted a total of 74,550 shares of class B common stock to a member of senior management pursuant to Spirit Holdings’ Long Term Incentive Plan. Such grant did not constitute a sale of securities under the Securities Act.

In July 2006, Spirit Holdings issued an aggregate of 79,047 shares of class B common stock for an aggregate purchase price of $606,027 to members of senior management pursuant to Spirit Holdings’ Executive Incentive Plan and in reliance upon the exemption provided by Rule 701 of the Securities Act.

Use of Proceeds

On November 20, 2006, a registration statement (Registration No. 333-135486) relating to our initial public offering of our class A common stock was declared effective by the Securities and Exchange Commission and an additional registration statement (Registration No. 333-138854) relating to the initial public offering became automatically effective upon its filing. These registration statements covered 55,083,334 shares of our class A common stock, and an additional 8,262,500 shares subject to the underwriters’ over-allotment option granted by certain selling stockholders identified in the registration statement. On November 21, 2006 we sold 10,416,667 shares and the selling stockholders sold 52,929,167 shares at a price of $26.00 per share less underwriter discounts and commissions. The managing underwriters were Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co. and Morgan Stanley & Co. Incorporated.

The aggregate gross proceeds, to us and the selling stockholders from the shares of class A common stock sold to the public were approximately $1.65 billion, before deducting offering expenses and underwriting discounts and commissions. The aggregate net proceeds to us from sales of shares by us were approximately $249.3 million after deducting approximately $13.5 million of underwriting discounts and commissions and an estimated $8.0 million of other expenses we incurred in connection with the offering. We did not receive any of the proceeds from the sale of shares by the selling stockholders.

The net proceeds were used as follows:

•	approximately $100 million to repay debt outstanding under our Term Loan B under our senior secured credit facility; and

•	the balance to pay a portion of the obligations which became due upon the closing of the offering under our Union Equity Participation Plan.

An affiliate of Credit Suisse Securities (USA) LLC, one of the representatives of the underwriters, was a lender under, and received a portion of the net proceeds used to repay debt under, our senior secured credit facility.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following table sets forth our selected consolidated financial data for each of the periods indicated. The periods prior to and including June 16, 2005 reflect data of our Predecessor for financial accounting purposes. The periods beginning June 17, 2005 reflect our financial data after the Boeing Acquisition. Financial data for the year ended December 31, 2002 (Predecessor), the year ended December 31, 2003 (Predecessor), the year ended December 31, 2004 (Predecessor), and the period from January 1, 2005 through June 16, 2005 (Predecessor). The period from June 17, 2005 through December 29, 2005 (Spirit Holdings) and the twelve months ended December 31, 2006 (Spirit Holdings) are derived from the audited consolidated financial statements of Predecessor or the audited consolidated financial statements of Spirit Holdings, as applicable. The audited consolidated financial statements for the year ended December 31, 2004 (Predecessor), the period from January 1, 2005 through June 16, 2005 (Predecessor), and the period from June 17, 2005 through December 29, 2005 (Spirit Holdings) and the twelve months ended December 31, 2006 (Spirit Holdings) are included in this Annual Report. You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined and consolidated financial statements and related notes contained elsewhere in this Annual Report.

	Spirit Holdings		Predecessor
		Period	Period
		from	from
	Twelve	June 17,	January 1,
	Months	2005	2005
	Ended	through	through	Fiscal Year Ended
	December 31,	December 29,	June 16,	December 31,	December 31,	December 31,
	2006	2005	2005	2004	2003	2002
	(Dollars in millions, except per share data)
Statement of Income Data:
Net sales	$3,207.7	$1,207.6	N/A	N/A	N/A	N/A
Cost of sales (1)	2,934.3	1,056.4	$1,163.9	$2,074.3	$2,063.9	$2,350.7
Selling, general and administrative expenses (2)	225.0	140.7	79.7	155.1	116.7	135.1
Research and development	104.7	78.3	11.0	18.1	17.3	18.5
Special charge (3)	—	—	—	—	10.3	—

Operating loss	(56.3)	(67.8)	N/A	N/A	N/A	N/A
Interest expense and financing fee amortization (4)	(50.1)	(25.5)	N/A	N/A	N/A	N/A
Interest income	29.0	15.4	—	—	—	—
Other income (loss), net	5.9	1.3	N/A	N/A	N/A	N/A

Loss before income taxes	(71.5)	(76.6)	N/A	N/A	N/A	N/A
Provision for income taxes	88.3	(13.7)	N/A	N/A	N/A	N/A

Net income (loss)	$16.8	$(90.3)	N/A	N/A	N/A	N/A

Net income (loss) per basic share	$0.15	$(0.80)	N/A	N/A	N/A	N/A
Shares used in per share calculation, basic	115.6	113.5	N/A	N/A	N/A	N/A
Net income (loss) per share, diluted	$0.14	$(0.80)	N/A	N/A	N/A	N/A
Shares used in per share calculation, diluted	122.0	113.5	N/A	N/A	N/A	N/A

	Spirit Holdings		Predecessor
		Period	Period
		from	from
	Twelve	June 17,	January 1,
	Months	2005	2005
	Ended	through	through	Fiscal Year Ended
	December 31,	December 29,	June 16,	December 31,	December 31,	December 31,
	2006	2005	2005	2004	2003	2002
	(Dollars in millions)
Other Financial Data:
Cash flow provided by operating activities	$273.6	$223.8	$(1,177.8)	$(2,164.9)	$(2,081.8)	$(2,281.8)
Cash flow used in investing activities	$(473.6)	$(1,030.3)	$(48.2)	$(54.4)	$(43.3)	$(50.4)
Cash flow provided by financing activities	$140.9	$1,047.8	N/A	N/A	N/A	N/A
Capital expenditures	$(343.2)	$(144.6)	$(48.2)	$(54.4)	$(43.3)	$(50.4)
Consolidated Balance Sheet Data:
Cash and cash equivalents (5)	$184.3	$241.3	$0.8	$3.0	$3.6	$1.3
Accounts receivable, net	$200.2	$98.8	$0.4	$2.0	$2.0	$1.6
Inventories	$882.2	$510.7	$487.6	$524.6	$529.4	$535.1
Property, plant & equipment, net	$773.8	$518.8	$528.4	$511.0	$555.3	$611.8
Total assets	$2,722.2	$1,656.6	$1,020.4	$1,043.6	$1,093.3	$1,153.1
Total debt	$618.2	$721.6	N/A	N/A	N/A	N/A
Long-term debt	$594.3	$710.0	N/A	N/A	N/A	N/A
Shareholder’s equity	$859.0	$325.8	N/A	N/A	N/A	N/A

(1)	Included in 2006 cost of sales are non-recurring charges of $321.9 million for the Union Equity Participation Plan.

(2)	Includes non-cash stock compensation expenses of $56.6 million, $34.7 million, $22.1 million, $23.3 million, $12.9 million, and $9.1 million for the respective periods starting with the twelve months ended December 31, 2006. Also included in 2006 are $8.3 million of IPO related charges.

(3)	In 2003, a charge was allocable to Boeing Wichita in connection with the close-out of the Boeing B757 program.

(4)	Included in 2006 interest expense and financing fee amortization are expenses related to the IPO of $3.7 million.

(5)	Prior to the Boeing Acquisition, the Predecessor was part of Boeing’s cash management system, and consequently, had no separate cash balance. Therefore, at June 16, 2005, December 31, 2004, December 31, 2003, and December 31, 2002, the Predecessor had negligible cash on the balance sheet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the audited consolidated financial statements, the notes to the audited consolidated financial statements and the “Selected Consolidated Financial Information and Other Data” appearing elsewhere in this Annual Report. This discussion covers periods before and after the closing of the Boeing Acquisition. The discussion and analysis of historical periods prior to the Boeing Acquisition do not reflect the impact of the Boeing Acquisition. In addition, this discussion contains forward-looking statements that must be understood in the context of numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this Annual Report. See “Cautionary Statements Regarding Forward-Looking Statements.” Our results may differ materially from those anticipated in any forward-looking statements.

Recent Events

Initial Public Offering.  On June 30, 2006, the Company filed a Registration Statement on Form S-1 (Registration No. 333-135486) with the Securities and Exchange Commission for an initial public offering of the Company’s class A common stock. On November 20, 2006, that registration statement was declared effective by the Securities and Exchange Commission and an additional registration statement (Registration No. 333-138854) relating to the initial public offering became automatically effective upon its filing. These registration statements covered 55,083,334 shares of our class A common stock, and an additional 8,262,500 shares subject to the underwriters’ over-allotment option granted by certain selling stockholders identified in the registration statement. We sold 10,416,667 shares and the selling stockholders sold 52,929,167 shares at a price of $26.00 per share less underwriter discounts and commissions.

Acquisition of BAE Aerostructures.  On April 1, 2006, through our wholly-owned subsidiary, Spirit Europe, we acquired BAE Aerostructures for a cash purchase price of approximately $145.7 million and the assumption of certain normal course liabilities (including accounts payable of approximately $67.0 million). Spirit Europe manufactures leading and trailing wing edges and other wing components for commercial aircraft programs for Airbus and Boeing and produces various aerostructure components for certain Raytheon business jets. The BAE Acquisition provides us with a foundation to increase future sales to Airbus, as Spirit Europe is a key supplier of wing and flight control surfaces for the A320 platform, Airbus’ core single aisle program, and of wing components for the A380 platform, one of Airbus’ most important new programs and the world’s largest commercial passenger aircraft. Under our supply agreements with Airbus, we supply most of our products for the life of the aircraft program, including commercial derivative models, with pricing determined through 2010. For the A380, we have a long-term supply contract with Airbus that covers a fixed number of units.

IAM Strike at Boeing Commercial Airplanes.  On September 2, 2005, Boeing experienced a strike during collective bargaining discussions with the International Association of Machinists and Aerospace Workers, or the IAM. At the onset of the strike, Boeing implemented a ship-in-place plan for all Spirit-produced major components. During the ship-in-place period, we continued production at a reduced rate, but did not physically deliver any products to Boeing, other than miscellaneous spares and small components. We recognized revenue on these ship-in-place units consistent with contractual terms. During this time period, we worked with our employees to reduce work weeks instead of implementing layoffs and furloughs. After Boeing reached a three-year agreement with the IAM on September 29, 2005, Spirit and Boeing worked together to return production to normal rates by January 2006. The reduced production rates during and for a period of time after the strike reduced Spirit’s revenue by an estimated $172 million for the six and one-half months ended December 29, 2005 and negatively impacted our revenue, income and cash flows for the first quarter of 2006.

Overview

We are the largest independent original parts designer and manufacturer of aerostructures in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial, military and business jet aircraft. We derive our revenues primarily through long-term supply agreements with Boeing and Airbus. For the twelve months ended December 31, 2006, we generated net revenues of approximately $3,207.7 million and net income of approximately $16.8 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid and rear fuselage sections, (2) Propulsion Systems, which include nacelles, struts/pylons and engine structural components and (3) Wing Systems, which include wings, wing components and flight control surfaces. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services and sales of natural gas through a tenancy-in-common with other Wichita companies. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 28%, 22% and 1%, respectively, of our revenues for the twelve months ended December 31, 2006.

Market Trends

The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. The commercial airline industry is impacted by the strength of the global economy and geo-political events around the world. The commercial airline industry suffered after the terrorist attacks of September 11, 2001 and the subsequent downturn in the global economy, the SARS epidemic in 2002 and, more recently, from rising fuel prices and the conflicts in the Middle East. In the last two years, the industry has shown signs of strengthening with increases in global revenue passenger miles (RPMs) driven in large part by deregulation and economic growth in Asia and the Middle East, although rising fuel prices, conflicts in the Middle East, major U.S. airline financial distress and the risk of additional terrorist activity have tempered the recovery.

Both Boeing and Airbus experienced record airplane orders in 2005 and 2006. As reported by Boeing and Airbus as of December 31, 2006, they had a combined backlog of 4,851 commercial aircraft, which has grown from a backlog of 3,968 as of December 31, 2005. The current backlog represents approximately 4.8 years of production at 2006 delivery rates. Many industry experts believe that the strength of commercial orders will continue through the next several years, although they are not expected to approach the record 2005 and 2006 levels. As a result, Boeing has announced delivery increases in 2007 and 2008. The following table sets forth the historical deliveries of Boeing and Airbus for 2002 through 2006 and Boeing’s announced delivery expectations for 2007.

	2002	2003	2004	2005	2006	2007(1)

Boeing	381	281	285	290	398	440
Airbus	303	305	320	378	434	430

Total	684	586	605	668	832	870

(1)	Boeing has announced 2007 deliveries to be between 440-445. We have included 430 deliveries for Airbus as an estimate as Airbus has not yet published their 2007 guidance.

Although the commercial aerospace industry is in a cycle of increased production, our business could be adversely affected by significant changes in the U.S. or global economy. Historically, aircraft travel, as measured by global RPMs, generally correlates to economic conditions and a reduction in aircraft travel could result in a decrease in new orders, or even cancellation of existing orders, for new or replacement aircraft, which in turn could adversely affect our business. Part of our strategy during this upturn is to work on diversifying our customer base and reducing our fixed to variable cost ratio so we have downside protection in this cyclical market.

2007 Outlook

We expect the following results for the year ending December 31, 2007:

	2007 Outlook	2006 Actuals

Revenues	$4.0-4.1 billion	$3.2 billion
Operating earnings (loss)	$400-420 million	($56.3) million
Operating margins	9.8-10.5%	(1.76%)
Depreciation and amortization	$120-125 million	$64.8 million
Earnings per share, diluted	$1.80-1.90 per share	$0.14 per share
Cash flow from operations (1)	approx. $280 million	$273.6 million
Capital expenditures	approx. $300 million	$343.2 million

(1)	2007 Cash flow from operations includes $40-50 million of capital expenditures funded by customers

Our 2007 outlook is based on the following market assumptions:

•	We expect 2007 revenues between $4.0 billion and $4.1 billion, approximately 25 percent higher than 2006, as increased market demand for large commercial transport aircraft from Boeing and Airbus drives additional shipset deliveries. This revenue projection is based on previously issued 2007 Boeing delivery guidance of 440-445 aircraft and our estimate of 430 Airbus deliveries. This projection also includes the initial deliveries to Boeing of Spirit products on the 787 program as well as a full year of revenue from Spirit Europe.

•	We expect our operating margins to be between 9.8 percent and 10.5 percent as benefits from higher volumes, cost reduction and productivity initiatives, as well as lower R&D, stock compensation, and transition expenses expand operating margins versus 2006 actual results. We expect 2007 fully diluted earnings per share to be $1.80 to $1.90.

•	We expect our cash flow from operations to be approximately $280 million, which includes additional working capital spending for the new 787 program. Fiscal 2007 capital expenditures are expected to be approximately $300 million. We expect to utilize approximately 50 percent of the capital expenditures to complete the installation of production capacity for the new 787 program. We anticipate that approximately $45 million of customer financing will partially offset these capital expenditures.

•	We expect depreciation and amortization expenses to be between $120 and $125 million as new capital equipment is placed into service.

The Boeing Acquisition and Related Transactions

In December 2004 and February 2005, an investor group led by Onex Partners LP and Onex Corporation formed the companies of Spirit and Spirit Holdings, respectively, for the purpose of acquiring Boeing Wichita. On June 16, 2005, Spirit acquired Boeing Wichita for a cash purchase price of approximately $903.9 million and the assumption of certain liabilities, pursuant to the Asset Purchase Agreement. Based on final working capital and other factors specified in the Asset Purchase Agreement, a purchase price adjustment of $19.0 million was paid to Spirit in the fourth quarter of 2005. The acquisition was financed through borrowings of a $700.0 million Term Loan B under our senior secured credit facilities and an equity investment of $375.0 million. Proceeds from the Term Loan B were used to consummate the Boeing Acquisition and pay fees and expenses incurred in connection therewith and for working capital. Our senior secured credit facilities also included a $175.0 million revolving credit facility, none of which was borrowed at the closing date of the Boeing Acquisition and $0.3 million of which is outstanding in the form of letters of credit as of December 31, 2006. In connection with the Boeing Acquisition, Boeing is required to make future payments to Spirit in amounts of $45.5 million, $116.1 million and $115.4 million in 2007, 2008 and 2009, respectively, in payment for various tooling and capital assets built or purchased by Spirit. These amounts are included at their net present value within current and non-current assets in the consolidated balance sheet. Spirit will retain unimpeded usage rights and custody of these assets for their remaining useful lives without compensation to Boeing. Boeing also contributed $30.0 million to us to partially offset our costs to transition to a stand alone company. The fair value of the various assets acquired and liabilities assumed were determined by management based on valuations performed by an independent third party. The fair value of the net assets acquired exceeded the total consideration for the acquisition by approximately $739.1 million. The excess (negative goodwill) was allocated on a pro rata basis to long-lived assets.

In connection with the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing’s exclusive supplier for substantially all of the products and services that Boeing Wichita provided to Boeing prior to the Boeing Acquisition. The supply contract is a requirements contract covering certain products such as fuselages, struts, wing components and nacelles for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models. Pricing for existing products is contractually set through May 2013, with average prices decreasing at higher volume levels and increasing at lower volume levels. We also entered into a long-term supply agreement for Boeing’s new B787 platform covering the life of this platform, including commercial derivatives. Under this contract, we will be Boeing’s exclusive supplier for the forward fuselage, fixed and moveable leading wing edges and struts for the B787. Pricing for these products on the B787-8 model is generally set through 2021, with prices decreasing as cumulative production volume levels are achieved over time.

Union Equity Participation Plan Compensation Expense

We established a Union Equity Participation Plan (UEP) pursuant to which we were obligated to pay benefits tied to the value of our class B common stock for the benefit of certain employees represented by the IAM, IBEW and UAW upon the consummation of our initial public offering. The stock appreciation rights entitled certain of these employees to receive proceeds, which, at our option, were paid in the form of cash and / or future issuance of shares of our common stock. Generally, former Boeing employees represented by one of these unions whom we hired effective on the first day following the Boeing Acquisition and who were employed by us for at least three consecutive months between the closing of the Boeing Acquisition and December 31, 2005, were identified as eligible to receive a portion of the proceeds to be paid to union employees as a result of the consummation of this offering. Upon the consummation of the initial public offering, and including the appreciation in stock value for the benefits to be paid in cash, the Company expensed a total of $321.9 million related to the Union Equity Participation Plan as of December 31, 2006, (included in the total of $333.9 million of IPO expenses) a portion of which was agreed to be paid by us, at our option, in shares of class A common stock, valued at the public offering price. We currently anticipate paying approximately 39.0% of such amount in shares of class A common stock, through the issuance of approximately 4,834,984 shares, which we expect to issue on or prior to March 15, 2007. The portion of the benefit that is to be paid in stock is accounted for as an equity based plan under SFAS 123(R), Shared-Based Payment. This treatment has resulted in a $125.7 million increase to additional paid-in capital on the Company’s consolidated balance sheet. Most of the remainder of the benefit was paid in cash using $149.3 million of the proceeds of the offering and $36.0 million from available cash. Additional amounts will be paid on or before March 15, 2007 to certain participants who are not entitled to receive stock and to taxing authorities on account of the employer’s portion of payroll taxes payable in connection with the issuance of stock. The Union Equity Participation Plan will terminate following the issuance of shares in final payment to the employees.

Basis of Presentation

Since the Boeing Acquisition was effective on June 17, 2005, the financial statements and subsidiary detail for prior periods relate to its predecessor, the Wichita Division of Boeing Commercial Airplanes, which we refer to as Boeing Wichita or the Predecessor, and are presented on a carve-out basis. As a result, we believe that the financial statements for the Predecessor are not comparable to the financial statements for Spirit Holdings for periods following the Boeing Acquisition, as described under the heading “— Pre-Boeing Acquisition Results are Not Comparable to Post-Boeing Acquisition Results.”

Prior to the Boeing Acquisition.  Prior to the completion of the Boeing Acquisition, the Predecessor was a division of Boeing and was not a separate legal entity. Historically, the Predecessor functioned as an internal supplier of parts and assemblies to Boeing aircraft programs and had very few sales to third parties. It operated as a cost center within Boeing, meaning that it recognized its cost of products manufactured for BCA programs, but did not recognize any corresponding revenues for those products. No intra-company pricing was established for the parts and assemblies that the Predecessor supplied to Boeing. Revenues from sales to third parties were insignificant, consisting of less than $100,000 in each year from 2002 through 2004, and in the period from January 1, 2005 through the closing date of the Boeing Acquisition. As a cost center, the division operated under intra-company arrangements with Boeing, with all transactions with Boeing conducted on a non-cash basis. The Predecessor accumulated incurred costs and assigned a per-finished item value to the airplane programs as completed items were delivered to Boeing’s Puget Sound facilities for final assembly.

Certain amounts included in the Predecessor’s financial statements have been allocated from BCA and/or Boeing. Spirit believes that these allocations are reasonable, but not necessarily indicative of costs that would have been incurred by Boeing Wichita had it operated as a stand alone business for the same periods.

Statements of cash flows have not been presented for the Predecessor because it did not maintain cash accounts and participated in Boeing’s centralized cash management systems and Boeing funded all of its cash requirements.

The Predecessor’s financial statements include both the Wichita and Tulsa/McAlester sites. All intercompany balances and transactions involving the consolidating entities have been eliminated in consolidation.

Post Boeing Acquisition.  Since the Boeing Acquisition, Spirit has operated as a stand alone entity with its own accounting records. The consolidated financial statements for the period from June 17, 2005 through December 29, 2005 and the consolidated financial statements for the year ended December 31, 2006 include Spirit Holdings, Spirit and its other subsidiaries in accordance with Accounting Research Bulletin No. 51, SFAS No. 94 and Financial Accounting Standards Board, or FASB, Interpretation No. 46(R). All intercompany balances and transactions have been eliminated in consolidation.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory, income taxes, financing obligations, warranties, pensions and other post-retirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes that the quality and reasonableness of our most critical policies enable the fair presentation of our financial position and results of operations. However, the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

The following are the most critical accounting policies of Spirit Holdings, which are those that require management’s most subjective and complex judgments, requiring the use of estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Revenue and Profit Recognition

A significant portion of Spirit’s revenues are recognized under long-term, volume-based pricing contracts, requiring delivery of products over several years. Spirit recognizes revenue under the contract method of accounting and records sales and profits on each contract in accordance with the percentage-of-completion method of accounting, using the units of delivery method. We follow the requirements of Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts (the contract method of accounting), using the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impact of revisions in estimates is recognized immediately when changes in estimated contract profitability become known.

A profit rate is estimated based on the difference between total revenues and total costs of a contract. Total revenues at any given time include actual historical revenues up to that time plus future estimated revenues. Total costs at any given time include actual historical costs up to that time plus future estimated costs. Estimated revenues include negotiated or expected values for units delivered, estimates of probable recoveries asserted against the customer for changes in specifications, price adjustments for contract and volume changes, and escalation. Costs include the estimated cost of certain pre-production effort (including non-recurring engineering and planning subsequent to completion of final design) plus the estimated cost of manufacturing a specified number of production units. Estimates take into account assumptions relative to future labor performance and rates, and projections relative to material and overhead costs including expected “learning curve” cost reductions over the term of the contract. The specified number of production units used to establish the profit margin (“contract block”) is predicated upon contractual terms and market forecasts. The assumed timeframe/period covered by the contract block is generally equal to the period specified in the contract or the future timeframe for which we can project reasonably dependable cost estimates. If the contract is a “life of program” contract, then the life of the contract block is usually the latter of these timeframes. Estimated revenues and costs also take into account the expected impact of specific contingencies that we believe are probable.

Estimates of revenue and cost for our contracts span a period of multiple years and are based on a substantial number of underlying assumptions. We believe that the underlying assumptions are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the revenue and cost streams can be significant if the assumptions change.

For revenues not recognized under the contract method of accounting, we recognize revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Revenues earned from providing maintenance service are recognized when the service is complete.

For hardware end items, the Predecessor recognized transferred costs when the item was due on dock at Boeing’s major assembly facility. Costs of products manufactured at the Predecessor’s Wichita site were valued at discrete unit cost, while costs of products manufactured at its Tulsa/McAlester facility were valued based on the estimated average cost for a Boeing-defined block of units. The cost of other work (services, tooling, etc.) was measured at actual cost as the costs were incurred by the Predecessor.

We treat the Boeing-owned tooling that we use in the performance of our supply agreements with Boeing as having been obtained in the Boeing Acquisition pursuant to the equivalent of a capital lease and we take a charge against revenues for the amortization of such tooling in accordance with EITF No. 01-3, Accounting in a Business Combination for Deferred Revenue of an Acquiree and EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (including a Reseller of the Vendor’s Products).

Inventory

Raw materials are stated at the lower of cost (on an actual or average cost basis) or market which is consistent with the Predecessor’s valuation of raw materials. Inventory costs relating to long-term contracts are stated at the actual production costs, including manufacturing and engineering overhead incurred to date, reduced by amounts associated with revenue recognized on units delivered.

Inventory costs on long-term contracts include certain pre-production costs incurred once research and development activity has ended and the product is ready for manufacture, including applicable overhead, in accordance with SOP 81-1. In addition, inventory costs typically include higher learning curve costs on new programs. These factors usually result in an increase in inventory (referred to as “excess-over-average” or “deferred production costs”) during the early years of a contract. These costs are deferred only to the extent the amount of actual or expected excess-over-average is reasonably expected to be fully offset by lower than average costs in future periods of a contract.

If we determine that in-process inventory plus estimated costs to complete a specific contract exceeds the anticipated remaining sales value of such contract, such excess is charged to cost of sales in the period in which such determination is made, thus reducing inventory to estimated realizable value.

Finished goods inventory is stated at its estimated average per unit cost based on all units expected to be produced.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that, in the opinion of management, will ultimately be realized. The effect of changes in tax rates is recognized during the period in which the rate change occurs.

We record an income tax expense or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. The final tax outcome of these matters may be different than the estimates originally made by management in determining the income tax provision. A change to these estimates could impact the effective tax rate and, subsequently, net income or net loss.

The Predecessor had no income taxes identified or allocated to it (all income taxes were held at the Boeing corporate level).

Pensions and Other Post-Retirement Benefits

We account for pensions and other post-retirement benefits in accordance with SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Employers’ Accounting for Post-retirement Benefits Other Than Pensions, both as modified by SFAS 132(R), Employers’ Disclosures about Pensions and Other Post-retirement Benefits (As Amended) and SFAS 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans. The Financial Accounting Standards Board issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans, during 2006 and it requires companies to reflect the funded status for each of their defined benefit and post-retirement plans on the balance sheet. Results as of fiscal year end 2006 reflect the changes pursuant to this new accounting standard.

Assumptions used in determining the benefit obligations and the annual expense for our pension and post-retirement benefits other than pensions are evaluated and established in conjunction with an independent actuary.

We set the discount rate assumption annually for each of our retirement-related benefit plans as of the measurement date, based on a review of projected cash flows and long-term high quality corporate bond yield curves. The discount rate determined on each measurement date is used to calculate the benefit obligation as of that date, and is also used to calculate the net periodic benefit expense (income) for the upcoming plan year.

We derive assumed expected rate of return on pension assets from the long-term expected returns based on the investment allocation by class specified in our investment policy. The expected return on plan assets determined on each measurement date is used to calculate the net periodic benefit expense/(income) for the upcoming plan year.

Assumed health care cost trend rates have a significant effect on the amounts reported for the post-retirement health care plans. To determine the health care cost trend rates, we consider national health trends and adjust for our specific plan designs and locations.

The Predecessor participated in various pension and post-retirement plans sponsored by Boeing which covered substantially all of its employees. The costs of such plans were not discretely identifiable to the Predecessor but were allocated by Boeing to the Predecessor and included in the cost of products transferred. The assets and obligations under these plans were also not discretely identified to the Predecessor.

Stock Compensation Plans

Upon inception, we adopted SFAS No. 123(R), which generally requires companies to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period or immediately if there is no service period or other performance requirements. Stock-based compensation represents a significant accounting policy of ours which is further described in Note 2 within the notes to our consolidated financial statements included in this Annual Report.

We have established various stock compensation plans which include restricted share grants and stock purchase plans.

Purchase Accounting

Boeing Acquisition.  We have accounted for the Boeing Acquisition as a purchase in accordance with SFAS No. 141, Business Combinations, and recorded the assets acquired and liabilities assumed based upon the estimated fair value of the consideration paid, which is summarized in the following table.

(Dollars in millions)

Cash payment to Boeing	$903.9
Direct costs of the acquisition	20.2
Less:
Consideration to be returned from Boeing for sale of capital assets	(202.8)
Consideration to be returned from Boeing for transition costs	(30.0)
Working capital settlement	(19.0)

Total consideration	$672.3

Direct costs of the acquisition include professional fees paid to outside advisors for investment banking, legal, tax, due diligence, appraisal and valuation services.

In connection with the Boeing Acquisition, Boeing is required to make future non-interest bearing payments to Spirit in amounts of $45.5 million, $116.1 million and $115.4 million in 2007, 2008 and 2009, respectively, in payment for various tooling and capital assets built or purchased by Spirit. Spirit will retain usage rights and custody of the assets for their remaining useful lives without compensation to Boeing. Since Spirit retains the risks and rewards of ownership to such assets, Spirit recorded such amounts as consideration to be returned from Boeing at a net present value of approximately $203.0 million. The initial amount will be accreted as interest income until payments occur and is recorded as a component of other assets. The accretion of interest income was approximately $15.3 million and approximately $9.7 million in the twelve months of 2006 and in fiscal 2005, respectively.

In connection with the Boeing Acquisition, Boeing also made payments to us totaling $30.0 million through June 2006 for Spirit’s costs of transition to a newly formed enterprise. Since Spirit had no obligations under this arrangement, such amounts were recorded as consideration to be returned from Boeing. These payments were not discounted as they were realized within one year of closing.

In accordance with the Asset Purchase Agreement, in fiscal 2005, Boeing reimbursed Spirit approximately $19.0 million for the contractually determined working capital settlement.

The fair value of the various assets acquired and liabilities assumed were determined by management. The fair value of the net assets acquired exceeded the total consideration for the acquisition by approximately $739.1 million. The excess (negative goodwill) was allocated on a pro rata basis to long-lived assets and resulted in the purchase price allocation as follows:

Book value
June 16, 2005
(Dollars in millions)

Cash	$1.3
Accounts receivable	0.3
Inventory	479.2
Other current assets	0.3
Property, plant and equipment	231.1
Intangible assets	17.3
Other assets	6.8
Pension asset	101.2
Accounts payable and accrued liabilities	(130.2)
Pension and post-retirement liabilities	(35.0)

Net assets acquired	$672.3

BAE Acquisition.  We accounted for the BAE Acquisition as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations, and recorded the assets acquired and liabilities assumed based upon the fair value of the consideration paid, which is summarized in the following table:

Cash payment to BAE Systems	$139.1
Direct costs of the acquisition	3.6
Working capital settlement	3.0

Total consideration	$145.7

The fair value of the various assets acquired and liabilities assumed was determined by management based on valuations performed by an independent third party. The total consideration exceeded the fair value of the net assets acquired by approximately $10.3 million, resulting in goodwill. The purchase price was allocated as follows:

Book value
April 1, 2006
(Dollars in millions)

Cash	$0.3
Accounts receivable	61.9
Inventory	44.2
Other current assets	—
Property, plant and equipment	88.0
Intangible assets	30.1
Goodwill	10.3
Currency hedge assets	11.1
Accounts payable and accrued liabilities	(67.0)
Pension liabilities	(19.1)
Other liabilities	(12.4)
Currency hedge liabilities	(1.7)

Net assets acquired	$145.7

New Accounting Standards

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 and SFAS No. 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and simplifies the accounting for those instruments. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We have not issued or acquired the hybrid instruments included in the scope of SFAS No. 155 and do not expect the adoption of SFAS No. 155 to have a material impact on our financial condition, results of operations or cash flows.

In June 2006, FASB issued FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes the minimum recognition threshold a tax position must meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. We do not expect the adoption of FIN 48 to have a material impact on our financial condition, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

On September 29, 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). The standard requires us to:

•	Recognize the funded status of our defined benefit plans in our consolidated financial statements.

•	Recognize as a component of other compensation income any actuarial gains and losses and prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit cost.

•	Measure defined benefit plan assets and obligations as of our fiscal year end.

•	Disclose in the notes to the financial statements additional information about certain effects on net periodic cost for the subsequent fiscal year that arise from delayed recognition of gains or losses, prior to service costs or credits, and transition asset or obligation.

•	Requires that we change our measurement date from November to the fiscal year end (i.e., December 31) by year-end 2008.

The standard is effective for fiscal years ending after December 15, 2006. See Note 9, Pensions and Other Post-retirement Benefits in the enclosed Notes to Consolidated Financial Statements.

Accounting Changes and Pronouncements

Following the Boeing Acquisition, we adopted a number of accounting policies, practices and conventions that differ from the Predecessor, including but not limited to the following:

•	change from discrete unit or block costing to the use of long-term contract accounting;

•	reclassification of certain costs from cost of sales to selling, general and administrative costs, or SG&A;

•	change from accelerated depreciation methods for most personal property to straight line depreciation methods for all property, plant and equipment;

•	implementation of accounting for new activities that were not performed by or otherwise recognized by the Predecessor; and

•	establishment of a lower dollar threshold for capitalization of internal use software.

Other than the above changes associated with the transition of Boeing Wichita to a stand alone business, there have been no significant changes in our critical accounting policies during the periods presented. Announced new SFAS or other pronouncements with effective dates subsequent to the periods presented are not expected to materially impact us.

Results of Operations

The Predecessor’s results were driven primarily by Boeing’s commercial airplane demand and the resulting production volume. A shipset is a full set of components produced by us for one airplane, and may include fuselage components, wing systems and propulsion systems. For purposes of measuring production or deliveries for Boeing aircraft in a given period, the term “shipset” refers to sets of structural fuselage components produced or delivered in such period. For purposes of measuring production or deliveries for Airbus aircraft in a given period, the term “shipset” refers to sets of wing components produced or delivered in such period. Other components which are part of the same aircraft shipsets could be produced or shipped in earlier or later accounting periods than the components used to measure production or deliveries, which may result in slight variations in production or delivery quantities of the various shipset components in any given period.

In 2004, the Predecessor produced 270 shipsets, increasing to 308 shipsets from combined deliveries by Spirit and the Predecessor in the twelve months ended December 29, 2005. In the twelve months ended December 31, 2006, Spirit delivered 392 shipsets, an increase of 84 shipsets over the prior year.

Deliveries for the B737 increased from 201 shipsets in 2004 to 233 in 2005 and 302 in 2006. Deliveries for the B777 increased from 37 shipsets delivered in 2004 to 49 in 2005 and 65 in 2006. B747, B757 and B767 production remained at comparatively low levels during the same periods, with the B757 completing its production run in 2004.

The Predecessor’s period-to-period cost of sales also reflects changes in model mix, incremental cost improvements, an increase in cost of material and a decrease in labor content as the increase in deliveries over such periods was led by the more material intensive B737 and B777 models. Period costs include expenses such as SG&A and research and development that are charged directly to expense and not capitalized in inventory as a cost of production.

As a stand alone company, our cost of sales reflects a lower cost structure, reclassification of some costs of sales to SG&A and implementation of long term contract accounting. Our higher period costs for the post-Boeing Acquisition period of 2005 and the twelve months of 2006 as compared to those of the Predecessor for the prior periods reflect new functions required to establish a stand alone business, accounting reclassifications and nonrecurring transition costs of $35.8 million in 2005 and $27.5 million for the twelve months ended December 31, 2006.

The following table sets forth, for the periods indicated, certain of our operating data:

	Spirit Holdings		Predecessor
		Period	Period
		from	from
	Twelve	June 17,	January 1,
	Months	2005	2005
	Ended	through	through	Fiscal Year
	December 31,	December 29,	June 16,	December 31,
	2006	2005	2005	2004
	(Dollars in millions)
Net sales	$3,207.7	$1,207.6	N/A	N/A
Cost of sales (a)	2,934.3	1,056.4	$1,163.9	$2,074.3
SG&A, R&D, other period costs (b)	329.7	219.0	90.7	173.2

Operating income (loss)	(56.3)	(67.8)	N/A	N/A
Interest expense and financing fee amortization (c)	(50.1)	(25.5)	N/A	N/A
Interest income	29.0	15.4	—	—
Other income (loss), net	5.9	1.3	N/A	N/A
Provision for income taxes	88.3	(13.7)	N/A	N/A

Net income (loss)	$16.8	$(90.3)	N/A	N/A

(a)	Included in 2006 cost of sales are the fourth quarter charges related to the UEP payout of $321.9 million.

(b)	Includes non-cash stock compensation expense of $56.6 million, $34.7 million, $22.1 million, and $23.3 million, respectively, for the periods starting with the twelve months ended December 31, 2006.

(c)	Included in 2006 interest expense and financing fee amortization are expenses related to the IPO of $3.7 million.

Pre-Boeing Acquisition Results are Not Comparable to Post-Boeing Acquisition Results

Spirit Holdings’ historical financial statements prior to the Boeing Acquisition are not comparable to its financial statements subsequent to June 16, 2005. Spirit Holdings was formed in February 2005 as a holding company of Spirit, but did not commence operations until June 17, 2005. Prior to the Boeing Acquisition, the

Predecessor was a division of Boeing and was not a separate legal entity. Historically, the Predecessor functioned as an internal supplier of parts and assemblies to Boeing airplane programs and had insignificant sales to third parties. It operated as a cost center of Boeing, meaning that it recognized the cost of products manufactured for BCA programs but did not recognize any corresponding revenues for those products. No intra-company pricing was established for the parts and assemblies that the Predecessor supplied to Boeing.

On the closing date of the Boeing Acquisition, Spirit entered into exclusive supply agreements with Boeing pursuant to which Spirit began to supply parts and assemblies to Boeing at pricing established under those agreements, and began to operate as a stand alone entity with revenues and its own accounting records. In addition, prior to the Boeing Acquisition, certain costs were allocated to the Predecessor which were not necessarily representative of the costs the Predecessor would have incurred for the corresponding functions had it been a stand alone entity. At the time of the Boeing Acquisition significant cost savings were realized through labor savings, pension and other benefit savings, reduced corporate overhead and operational improvements. As a result of these substantial changes which occurred concurrently with the Boeing Acquisition, the Predecessor’s historical financials pre-Boeing Acquisition are not comparable to Spirit Holdings’ financials post-Boeing Acquisition.

Twelve Months Ended December 31, 2006 as Compared to Ten and One-Half Months Ended December 29, 2005

	Twelve Months	Ten and One-Half
	Ended	Months Ended
	December 31,	December 29,
	2006	2005
	(Dollars in millions)

Net revenues	$3,207.7	$1,207.6
Operating costs and expenses
Cost of sales	2,934.3	1,056.4
Selling, general and administrative	225.0	140.7
Research and development	104.7	78.3

Total costs and expenses	3,264.0	1,275.4
Operating income (loss)	(56.3)	(67.8)
Interest expense and financing fee amortization	(50.1)	(25.5)
Interest income	29.0	15.4
Other income, net	5.9	1.3

Income (loss) before income taxes	(71.5)	(76.6)
Income tax provision	88.3	(13.7)

Net income (loss)	$16.8	$(90.3)

Net Revenues.  Net revenues for the twelve months ended December 31, 2006 cannot be compared to net revenues for the ten and one-half months ended December 29, 2005 as the current year contains twelve months of operations compared to six and one-half months of operations for the comparable period of 2005 due to the fact that the operations of Spirit as a standalone entity did not commence until June 17, 2005. The 2006 amounts also include the results of Spirit Europe beginning April 1, 2006, the date we acquired Spirit Europe. Spirit delivered 392 shipsets to Boeing during the twelve months of 2006, as compared with 155 shipsets delivered during the ten and one-half months ended December 29, 2005. As discussed above under the heading “— Recent Events,” the strike experienced by Boeing from September 2, 2005 through September 29, 2005 impacted delivery rates during the last six months of 2005 and the first quarter of 2006. Revenues attributable to Airbus, through Spirit Europe, were approximately 8% of our total revenues for the twelve months ended December 31, 2006. We expect sales of shipsets to Airbus to be approximately 10% of total revenue on an annual basis.

Cost of Sales.  Cost of sales for 2006 cannot be compared to cost of sales for 2005 as the current period contains twelve months of operations compared to six and one-half months of operations for the comparable period of 2005. Cost of sales for 2006 also includes the results of Spirit Europe beginning April 1, 2006, the date we acquired Spirit Europe. Cost of sales as a percentage of net revenues was 92% and 87% for the fiscal year of 2006 and the ten and one-half months of 2005, respectively. Included in 2006 cost of sales are the fourth quarter charges related to the UEP payout of $321.9 million. The results for the fiscal year ended December 31, 2006 also contained a favorable cumulative catch up adjustment of approximately $59 million which was related to revenues recognized in 2005 resulting from revised contract accounting estimates, primarily with respect to cost reduction initiatives, and adjustments to reduce depreciation and amortization expense as a result of the final pension asset transfer from Boeing.

SG&A, Research and Development and Other Period Costs.  SG&A, research and development and other period costs for 2006 cannot be compared to 2005 because the current period contains twelve months of operations compared to six and one-half months of operations for the comparable period of 2005. Expenses for 2006 also included Spirit Europe beginning April 1, 2006, the date we acquired Spirit Europe. SG&A, research and development, and other period costs as a percentage of net revenues was 10% and 18% for the fiscal year ended December 31, 2006 and the ten and one-half months ended December 31, 2005, respectively. Included in 2006 SG&A expenses are a fourth quarter charge of $4 million related to the termination of the intercompany agreement with Onex and a charge of $4.3 million related to the Executive Incentive Plan. This reduction in percentage of net revenues between periods was driven by decreasing transition expenses as we near completion of the transition from Boeing to Spirit and decreasing research and development spending on the B787 program as production commences. This decrease was also partially attributable to the stock compensation charge incurred in 2005 related to the revision of fair values assigned to stock purchases and grants made in that year. This caused stock compensation expense to increase to $34.7 million in the 2005 period. Fiscal year 2006 stock compensation expense included in SG&A was $56.6 million.

Operating Income.  Operating income for 2006 cannot be compared to Operating income for 2005 as the 2006 period contains twelve months of operations compared to six and one-half months of operations for the comparable period of 2005. The operating income for 2006 also includes Spirit Europe results beginning April 1, 2006, the date we acquired Spirit Europe. Operating income for the year ended December 31, 2006 included the favorable effect of the cumulative catch-up adjustment discussed above, $321.9 million of UEP charges and $8.3 million of expense as described above. Operating loss of ($56.3) million also includes unallocated corporate expenses in addition to these IPO related charges for the twelve month period of 2006, as well as $75.5 million of B787 research and development costs and $27.5 million of non-recurring transition costs related to the Boeing Acquisition.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for 2006 cannot be compared to Interest expense and financing fee amortization for 2005 as the current period contains twelve months of expenses and amortization compared to six and one-half months of expenses and amortization for the comparable period of 2005. Interest expense and financing fee amortization for the twelve months ended December 31, 2006 included primarily interest and fees paid or accrued in connection with long-term debt and $4.7 million in amortization of deferred financing costs. Also included were expenses related to the IPO of $3.7 million.

Interest Income.  Interest income for 2006 cannot be compared to interest income for 2005 as the current period contains twelve months of interest income compared to six and one-half months of interest income for the comparable period of 2005. Interest income for the twelve months ended December 31, 2006, consisted of $20.7 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement and $8.3 million in interest income.

Provision for Income Taxes.  Provision for income tax for 2006 cannot be compared to provision for income tax for 2005 as the current period contains twelve months of operations compared to the six and one-half months of operations for the comparable period of 2005. The income tax provision for the twelve months ended December 31, 2006, consisted of ($63.5) million for federal income taxes, ($25.4) million for state taxes and $0.6 million for foreign taxes. During the period from inception through September 28, 2006, upon weighing available positive and negative evidence, including the fact that Spirit Holdings was a new legal entity that had no earnings history, we established a valuation allowance against 100% of our net deferred tax assets as it was, at that time, considered more likely than not that we would not have the ability to realize these assets. This affected our tax provision by deferring tax benefits until such time as management determined under SFAS No. 109 that we had sufficient earnings history, among other factors, to recognize those benefits. Management reviews the need for a valuation allowance on a quarterly basis. In the fourth quarter of 2006, management determined there was sufficient evidence indicating it was more likely than not that our deferred tax asset would be realized, which led to the release of the valuation allowance on our net deferred tax assets. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in a decrease to non-current intangibles of $5.6 million and a net income tax benefit of $75.2 million.

Segments.  The following table shows segment information for the twelve months ended December 31, 2006 as compared to ten and one-half months ended December 29, 2005:

		Ten and One-Half
	Twelve Months Ended	Months Ended
	December 31,	December 29,
	2006(1)	2005(2)
	(Dollars in millions)

Segment Revenues
Fuselage Systems	$1,570.0	$637.7
Propulsion Systems	887.7	372.2
Wing Systems	720.3	170.0
All Other	29.7	27.7

Total	$3,207.7	$1,207.6

(1)	Revenues for Wing Systems include Spirit Europe after April 1, 2006, the date we acquired BAE Aerostructures.

(2)	Includes only six and one-half months of operations and excludes Spirit Europe.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 28%, 22% and 1% respectively, of our net sales for the twelve months ended December 31, 2006. Revenues attributable to Airbus are recorded within Wing Systems. We expect that the value of Airbus deliveries will account for approximately 50% of Wing Systems revenues annually.

Comparative shipset deliveries by model are as follows:

	Spirit Holdings		Predecessor
	Twelve Months	Ten and One-Half	Five and One-Half
	Ended	Months Ended	Months Ended
Model	December 31, 2006(1)	December 29, 2005(2)	June 16, 2005

B737	302	119	114
B747	13	7	8
B767	12	5	6
B777	65	24	25

Total Boeing	392	155	153
A320	241	—	—
A330/340	73	—	—
A380	4	—	—
Raytheon Hawker 800 Series	51	—	—

Total Spirit	761	155	153

(1)	Deliveries of the Airbus and Raytheon products began on April 1, 2006 with the acquisition of BAE Aerostructures.

(2)	Spirit commenced operations on June 17, 2005.

The following table shows segment information for the twelve month period ended December 31, 2006 as compared to ten and one-half months ended December  29, 2005:

	Twelve Months	Ten and One-Half
	Ended	Months Ended
	December 31, 2006(1)	December 29, 2005(2)
	(Dollars in millions)

Segment Operating Income
Fuselage Systems	$112.5	$43.7
Propulsion Systems	33.7	24.5
Wing Systems	11.8	5.1
All Other	4.3	(1.2)

Total Segment Operating Income	162.3	72.1
Unallocated Corporate Expenses (3)	(218.6)	(139.9)

Operating Income (Loss)	$(56.3)	$(67.8)

(1)	Operating income for Wing Systems includes Spirit Europe after April 1, 2006, the date we acquired BAE Aerostructures.

(2)	Includes only six and one-half months of operations and excludes Spirit Europe.

(3)	Unallocated corporate expenses for 2006 is comprised of $2.1 of research and development, $27.5 of non-recurring transition costs, and $189.0 of selling, general and administrative costs which includes $8.3 million of fourth quarter charges related to the Company’s IPO.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 69%, 21%, 7% and 3%, respectively, of our operating income before unallocated corporate expenses for the fiscal year ended December 31, 2006. Operating income before unallocated corporate expenses as a percentage of net sales was 4%, 1%, <1% and <1%, respectively, for Fuselage Systems, Propulsion Systems, Wing Systems and All Other for the year ended December 31, 2006. The 2006 segment income before unallocated corporate expenses for Fuselage Systems, Propulsion Systems, Wing Systems, and All Other includes UEP charges of $172.9 million, $103.1 million, $44.9 million, and $1.0 million, respectively.

Year Ended December 29, 2005 as Compared to Year Ended December 31, 2004

Since the Boeing Acquisition occurred in the middle of 2005, financial results for the full calendar year 2005 and a comparison of these results with any prior period would not be meaningful.

Product Deliveries.  Spirit and the Predecessor delivered 308 shipsets during 2005, as compared with 270 shipsets delivered by the Predecessor in 2004, reflecting Boeing’s increased production rates.

Comparative shipset deliveries by model are as follows:

	Combined	Predecessor
	Period from	Period from
	January 1, 2005 to	January 1, 2004 to
	December 29,	December 31,
Model	2005	2004

B737	233	201
B747	15	13
B757	0	9
B767	11	10
B777	49	37

Total	308	270

The most significant volume increases were on the B737 and B777 models. The B737 is less costly to produce and also generates lower revenues per shipset than the other Boeing models for which we provide parts. Boeing ended production of the B757 in 2004.

Period from June 17, 2005 through December 29, 2005

For the reasons discussed above, the Predecessor’s historical financial statements for the periods prior to the Boeing Acquisition are not comparable to Spirit Holdings’ financial statements for periods subsequent to the Boeing Acquisition, so a comparison of financial results for the period from June 17, 2005 through December 29, 2005 with those of any prior period would not be meaningful. Accordingly, we describe the results of operations for such period below without comparison to any prior period.

Net Sales.  Spirit Holdings’ $1,207.6 million of net sales in the period from June 17, 2005 through December 29, 2005 were driven primarily by sales of shipsets for Boeing aircraft. During this period, Spirit delivered 155 airplane units (expressed in terms of shipsets). Revenues and deliveries were negatively impacted for this period as a result of the Boeing strike which lasted 28 days. Although Boeing continued to make payment for ship-in-place units completed during the Boeing IAM strike, and revenues were recorded on such units consistent with contractual terms, strike-driven changes to Boeing’s production schedule reduced Spirit’s revenue by an estimated $172 million for the six and one-half months ended December 29, 2005. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 31%, 14% and 2%, respectively, of our net sales for the period.

The following table shows segment information for the period ending December 29, 2005:

(Dollars in millions)

Segment Revenues
Fuselage Systems	$637.7
Propulsion Systems	372.2
Wing Systems	170.0
All Other	27.7

Total	$1,207.6

Shipset deliveries by model were as follows:

Spirit Holdings
Period from
June 17, 2005 through
Model	December 29, 2005

B737	119
B747	7
B767	5
B777	24

Total	155

Cost of Sales.  Spirit Holdings’ total cost of sales for the period from June 17, 2005 through December 29, 2005 was $1,056.4 million, which includes costs related to labor, material and allocable indirect costs, as well as Spirit Holdings’ previously described stand alone cost structure and effects of Spirit Holdings’ previously described accounting policy for revenue and profit recognition.

SG&A.  Spirit’s $140.7 million of SG&A included $100.6 million in recurring costs of finance, sales and marketing, human resources, legal and other SG&A functions, plus $35.8 million in nonrecurring costs to establish stand alone human resources and other functions, recruit key executive personnel and transition computing systems from Boeing or to segregate Spirit and Boeing applications. The $100.6 million in recurring costs include $34.7 million in non-cash stock compensation expense which represents the difference between the fair value of stock purchased by employees and the price paid by employees for the stock, and the vested portion of the fair value of restricted stock grants to employees and others pursuant to Spirit’s stock compensation plans or other agreements. The amounts above include the reclassification to SG&A of certain costs that were inventoried by the Predecessor, and the elimination of cost allocations made previously to the Predecessor by its parent for SG&A support.

Research and Development.  Spirit’s $78.3 million in research and development consisted primarily of $75.7 million incurred on the B787 program. The Predecessor’s research and development was for internal manufacturing process development, most of which related to the B787 program.

Interest Expense and Financing Fee Amortization.  Spirit’s $25.5 million in interest expense and financing fee amortization consisted primarily of $22.4 million in interest and fees paid or accrued in connection with long-term debt and $2.6 million in amortization of deferred financing costs. Since the Predecessor’s parent handled all financing activities, no significant interest expense and financing fee amortization was recorded by the Predecessor.

Interest Income.  Spirit’s interest income consisted primarily of $9.7 million in accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement and $5.7 million in interest income. Since the Predecessor’s parent handled all financing activities, no significant interest income was recorded by the Predecessor.

Provision for Income Taxes.  The $13.7 million income tax provision consisted of $14.0 million for federal taxes and $(0.3) million for state taxes. Since the Predecessor’s parent filed a consolidated tax return for the entire parent company with no income specifically identifiable to the Predecessor, no income tax provision was recorded by the Predecessor. During the period from inception through December 29, 2005, upon weighing available positive and negative evidence, including the fact that Spirit Holdings was a new legal entity that had no earnings history, we established a valuation allowance against 100% of our net deferred tax assets as it was, at that time, considered more likely than not that we would not have the ability to realize these assets. This affected our tax provision by deferring tax benefits until such time as management determines under SFAS No. 109 that we have a sufficient earnings history, among other factors, to recognize these benefits.

Operating Income (Loss).  The operating loss of $67.8 million (after unallocated corporate expenses of $139.9 million) for the period included $75.7 million of B787 research and development costs and $35.8 million of non-recurring transition costs related to the Boeing Acquisition. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 61%, 34%, 7% and (2)%, respectively, of our operating income before unallocated corporate expenses for the period. Operating income (before unallocated corporate expenses of $139.9 million) as a percentage of sales was 7%, 7%, 3% and (5)%, respectively, for Fuselage Systems, Propulsion Systems, Wing Systems and All Other.

Period from January 1, 2005 through June 16, 2005 as Compared to Year Ended December 31, 2004

	Predecessor
	Period from
	January 1, 2005
	through	Year Ended
	June 16, 2005	December 31, 2004
	(Dollars in millions)

Cost of products transferred	$1,163.9	$2,074.3
SG&A, R&D, other period costs	$90.7	$173.2
SG&A, R&D, other period costs as a percentage of cost of products transferred	7.8%	8.3%

Cost of Products Transferred.  The Predecessor’s cost of products transferred decreased significantly from 2004 to 2005 driven by the fact that the Predecessor ceased operating as the Predecessor five and one-half months through 2005 and began operating as Spirit at the time of the Boeing Acquisition. As a result, the Predecessor delivered significantly fewer units in 2005 as compared to 2004. On a per unit basis, the cost of products transferred was relatively unchanged for the five and one-half month period ended June 16, 2005 as compared to the year ended December 31, 2004, reflecting similar product mix and cost structures in both periods.

SG&A, Research and Development and Other Period Costs.  The Predecessor’s SG&A, research and development and other period costs decreased significantly from 2004 to 2005 driven by the fact that the Predecessor ceased operating as the Predecessor five and one-half months through 2005 and began operating as Spirit at the time of the Boeing Acquisition.

Liquidity and Capital Resources

Liquidity, or access to cash, is an important factor in determining our financial stability. The primary sources of our liquidity include cash flow from operations, borrowing capacity through our credit facilities and advance payments and receivables from Boeing. Our liquidity requirements and working capital needs depend on a number of factors, including delivery rates under our contracts, the level of research and development expenditures related to new programs (including the B787 program as discussed below), capital expenditures, growth and contractions in the business cycle, contributions to our union-sponsored plans and interest and debt payments.

We expect that our working capital requirements will increase significantly over the next two years as the B787-8 program progresses toward FAA certification and we build inventory in support of the program. Under our arrangement with Boeing, we will not receive payment for B787-8 shipsets delivered to Boeing prior to FAA certification. We anticipate that this will lead to a short-term increase in our accounts receivable balances as we expect to deliver shipsets beginning in mid-2007, but do not expect Boeing to receive FAA certification of the B787-8 until 2008. Accounts receivable balances associated with the B787-8 program will return to normal levels after FAA certification is received. In the aggregate, we expect total working capital for the B787-8 program, including the net of production inventory, engineering costs capitalized into inventory, accounts receivable and accounts payable, to increase by $300 million to $550 million between December 31, 2006 and when the B787-8 achieves FAA certification. We believe we can finance this increase from our cash flow from operations and existing financing sources.

Upon the consummation of our initial public offering, and including the appreciation in stock value for the benefits to be paid in cash, the Company expensed a total of $321.9 million related to the Union Equity Participation Plan as of December 31, 2006 (included in the total $333.9 million of IPO expenses). We currently anticipate paying approximately 39.0% of such amount in shares of class A common stock through the issuance of approximately 4,834,984 shares, which we expect to issue on or prior to March  15, 2007. Most of the remainder of the benefit was paid in cash using $149.3 million of the proceeds of the offering and $36.0 million from available cash. Additional amounts will be paid on or before March 15, 2007 to certain participants who are not entitled to receive stock and to taxing authorities on account of the employer’s portion of payroll taxes payable in connection with the issuance of stock. The entire cost of the plan is reflected in cost of sales on the Company’s consolidated statement of operations.

Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. This is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current levels of operations and absent any disruptive events, management believes that internally generated funds, advance payments and receivables from Boeing described below, and borrowings available under our revolving loan facility should provide sufficient resources to finance our operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least fiscal year 2007. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we cannot generate sufficient cash flow, we may need to refinance all or a portion of our indebtedness on or before maturity. Also, to the extent we accelerate our growth plans, consummate acquisitions or have lower than anticipated sales or increases in expenses, we may also need to raise additional capital. In particular, increased working capital needs occur whenever we consummate acquisitions or experience strong incremental demand for our products. We cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all.

We may pursue strategic acquisitions on an opportunistic basis. Our acquisition strategy may require substantial capital, and we may not be able to raise any necessary funds on acceptable terms or at all. If we incur additional debt to finance acquisitions, our total interest expense will increase.

We currently have manufacturing capacity to produce shipsets at the rates we have committed to our customers. Our capacity utilization on the products we produced prior to the Boeing Acquisition averages about 60%, while our capacity utilization on the fuselages for the B737 and B777 are at close to 95% at our current production rates. These capacity utilization rates are based on five days per week, three shifts per day operations. Significant capital expenditures may be required if our customers request that we increase production rates for an extended period of time. Our supply agreements typically have maximum production rates. If a customer requests that we increase production rates above these stated maximum levels, additional negotiation would be required to determine whether we or our customer would bear the cost of any capital expenditures, tooling and nonrecurring engineering required as a result of such production rate increase.

Cash.  At December 31, 2006 and December 29, 2005 we had cash and cash equivalents of $184.3 million and $241.3 million, respectively. On April 1, 2006, we used approximately $145.7 million of cash to pay the purchase price for the BAE Acquisition. Prior to the Boeing Acquisition, the Predecessor was part of Boeing’s cash management system, and consequently, had no separate cash balance. Therefore, at December 31, 2004, the Predecessor had negligible cash on the balance sheet.

Credit Facilities.  In connection with the Boeing Acquisition, Spirit and certain of its affiliates entered into $875.0 million of Senior Secured Credit Facilities with Citicorp North America, Inc. and a syndicate of other lenders, consisting of a six and one-half year $700.0 million Term Loan B and a five year $175.0 million Revolver. The Term Loan B was used to pay a portion of the consideration for the Boeing Acquisition and certain fees and expenses incurred in connection therewith. We repaid $100.0 million of principal of the Term Loan B at the time of our initial public offering and entered into an amendment and restatement of the Senior Secured Credit Facilities at that time which, among other things, extended the maturity of the Term Loan B by twenty-one months and increased the Revolver from $175.0 million to $400.0 million. The Term Loan B is repayable in quarterly installments of 1% of the aggregate principal amount thereof through September 30, 2012 with the remaining balance due in the final four quarters. The Revolver is available for general corporate purposes of Spirit and its subsidiaries, and contains a letter of credit sub-facility. As of December 31, 2006, approximately $589.8 million was outstanding under the Term Loan B, no amounts were outstanding under the Revolver and $0.3 million of letter of credit were outstanding.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to the sum of LIBOR plus the applicable margin (as defined below) or, at our option, the alternate base rate, which will be the highest of (x) the Citicorp North America, Inc. prime rate, (y) the certificate of deposit rate, plus 0.50% and (z) the federal funds rate plus 0.50%, plus the applicable margin. The applicable margin with respect to the Term Loan B is 1.75% per annum in the case of such portion of the Term Loan B that bears interest at LIBOR and 0.75% in the case of such portion of the Term Loan B that bears interest at the alternate base rate. The applicable margin with respect to borrowings under the Revolver is determined in accordance with a performance grid based on our total leverage ratio and ranges from 2.75% to 2.25% per annum in the case of LIBOR advances and from 1.75% to 1.25% per annum in the case of alternate base rate advances. We are also obligated to pay a commitment fee of 0.50% per annum on the unused portion of the Revolver. See “Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risks.”

The obligations under the Senior Secured Credit Facilities are guaranteed by Spirit Holdings, Spirit AeroSystems Finance, Inc. and each of Spirit’s direct and indirect domestic subsidiaries (other than non-wholly-owned domestic subsidiaries that are prohibited from providing such guarantees). All obligations under the Senior Secured Credit Facilities and the guarantees are secured by a first priority security interest in substantially all of Spirit’s and the guarantor’s assets.

The Senior Secured Credit Facilities contain customary affirmative and negative covenants, including restrictions on our ability to incur additional indebtedness, create liens on our assets, engage in transactions with affiliates, make investments, pay dividends, redeem stock and engage in mergers, consolidations and sales of assets. The Senior Secured Credit Facilities also contain a financial covenant consisting of a maximum senior credit facility leverage ratio. We were in compliance with this covenant as of December 31, 2006.

In connection with our initial public offering, the Senior Secured Credit Facilities were amended to, among other things, (1) eliminate the structure whereby Spirit borrows from an indirect subsidiary of Onex Wind and reflect the release of Onex Wind and its subsidiaries from all of their obligations under the Senior Secured Credit Facilities upon the assumption of the same by Spirit, (2) refinance the existing term loans under the Senior Secured Credit Facilities on substantially similar terms, with certain changes including a reduction in the applicable interest margin and an extension of the final maturity date to September 30, 2013, (3) increase the amount of the revolving commitments under the Senior Secured Credit Facility from $175.0 million to $400.0 million, (4) replace the existing financial covenants with a covenant limiting the maximum total senior credit facility leverage ratio of Spirit and its subsidiaries on a consolidated basis, and (5) remove the mandatory prepayment requirements with respect to proceeds of equity issuances.

In connection with the Boeing Acquisition, Spirit and certain of its affiliates also entered into a $150.0 million subordinated delayed draw credit facility with Boeing. This credit facility was terminated on November 27, 2006.

Investment in B787 Program.  We have received and, over the next several years, will receive cash from Boeing to fund development in connection with the B787 program, capital expenditures in connection with our other Boeing production work and stand alone transition costs. We expect to invest approximately $915.0 million, excluding capitalized interest, on the B787-8 Model program for research and development, capitalized pre-production costs and capitalized expenditures (including Tooling), of which approximately $589.0 million, excluding capitalized interest, had been spent as of December 31, 2006.

The B787 Supply Agreement requires Boeing to make advance payments to us for production articles in the aggregate amount of $700.0 million. As of December 31, 2006, $600.0 million had been received by us, and an additional $100.0 million will be advanced to us in 2007. We must repay these advances, without interest, in the amount of a $1.4 million offset against the purchase price of each of the first five hundred B787 shipsets delivered to Boeing. In the event that Boeing does not take delivery of five hundred B787 shipsets, any advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance repaid at the rate of $84.0 million per year beginning the month following our final delivery of a B787 production shipset to Boeing.

Receivables from Boeing.  Boeing is required to make future payments to us in amounts of $45.5 million, $116.1 million and $115.4 million in 2007, 2008 and 2009, respectively, in payment for various tooling and capital assets built or purchased by us, although we will retain usage rights and custody of these assets for their remaining useful lives without compensation to Boeing. Boeing also contributed $30.0 million to us to partially offset our costs to transition to a stand alone company.

We accrued revenue for volume-based price increases retroactive to June  17, 2005, which we were contractually entitled to collect after June 1, 2006. Our supply agreement with Boeing provides for prices to be established based on planned production volumes for each period beginning June 1 through May 31, with higher prices at lower volumes and lower prices at higher volumes. These pre-established prices are the basis for billing and payment for the entire year regardless of actual volume, with any differences settled after the yearly period has ended. The Boeing strike reduced volume for 2005 and the first part of 2006 below planned levels, resulting in higher average prices than had been established. Since we were contractually entitled to payment at the higher prices after the end of the first pricing year (approximately June 2006), we accrued revenue for these volume-based price increases retroactive to June 17, 2005. We collected this amount in August 2006.

Tax Incentive Bonds.  Both Spirit and the Predecessor utilized IRBs issued by the City of Wichita to finance the purchase and/or construction of real and personal property at the Wichita site. Tax benefits associated with IRBs include a provision for a ten-year property tax abatement and a sales tax exemption from the Kansas Department of Revenue. Spirit and the Predecessor, being both holders of the bonds and debtors thereunder, offset the amounts on a consolidating basis. Each of Spirit and the Predecessor also purchased the IRBs and therefore is the bondholder as well as the borrower/lessee of the property purchased with the IRB proceeds. The City of Wichita owns the property purchased with the IRBs and leases it to Spirit (with respect to the bonds issued in 2005) and to the Predecessor (with respect to the bonds issued in 1996 through 2004). Upon maturity or redemption of the bonds, title to the leased property reverts to the lessee. The bonds issued in December 2006 and December 2005 are ten year bonds and mature in 2017 and 2016, respectively. The bonds issued in 1996 through 2004 mature 25 years following issuance.

Certain personal property assets of Boeing Wichita that were subject to IRBs owned by Boeing prior to the Boeing Acquisition continue to be subject to those IRBs. In connection with the Boeing Acquisition, Boeing assigned its leasehold interest in these assets and the related bonds to a special purpose trust beneficially owned by Boeing, which subleases these assets to Spirit. Pursuant to the terms of the sublease, as these assets cease to qualify for the ten-year property tax abatement, the special purpose trust will purchase the assets from the City of Wichita, terminate the related leases, redeem the related bonds and transfer the assets to Spirit.

The principal amount of the portion of the bonds subleased from the special purpose trust is approximately $713.0 million. The IRBs obtained by Spirit in 2005 and 2006 have an aggregate principal amount of $332.0 million.

We entered into an incentive agreement with the Kansas Department of Commerce, pursuant to which the Kansas Development Finance Authority will finance an eligible project by entering into a debt structure with us consisting of a loan and the issuance of bonds. The purpose of the program is to provide incentives to us to invest in the State of Kansas. In return, we receive a tax benefit in the form of a rebate of certain payroll taxes from the Kansas Department of Revenue. Pursuant to offset provisions in the debt instruments, there is no cash payment of principal or interest upon payment or in respect of the bonds, other than the tax benefit to us and the costs of issuance. We offset the amount owed by us, as debtor, to Spirit AeroSystems Finance, Inc., as bondholder, on a consolidated basis. The instruments are in the amount of $80.0 million and expire in December 2025.

Open Infrastructure Offering (OIO).  On September 29, 2005, we entered into a five-year agreement with International Business Machines Corporation, or IBM, and IBM Credit, LLC, or IBM Credit. This agreement includes the financing of the purchase of software licenses with a value of $26.2 million payable in monthly payments of $0.6 million for 48 months with an interest rate of 7.8%. On July 18, 2006 this initial loan was refinanced. This refinancing agreement increased the monthly payment from $0.6 to $1.0 million and reduced the number of payments by 15 months. During the third quarter of 2006 additional software was purchased totaling $7.9 million and was financed with IBM Credit. These additional loans have a combined monthly payment of $0.4 million and are for terms of 24 and 36 months with effective interest rates of 3.7% and 4.8%, respectively. Under the terms of the OIO Agreement, we would be in default if our credit rating with Standard and Poor’s for secured debt falls below BB-. Our debt rating as of the date of this Annual Report was BB. In the event that IBM or IBM Credit determines that we are in default under the OIO Agreement, we would be required to pay IBM any previously unpaid monthly payments under the agreement and pay IBM Credit a settlement charge. Additionally, if we do not make the required payments to IBM or IBM Credit, as applicable, we could be required to cease using and surrender all licensed program materials financed by IBM Credit and destroy our copies of such program materials. IBM has a security interest in any equipment acquired through the lease agreement included in the OIO. As of December 31, 2006, we had debt related to OIO of $20.7 million.

Other Debt.  In addition to the OIO agreement with IBM we entered into an agreement on March 31, 2006 to finance a service contract with IBM for assisting us in implementing our operating systems. This contract has a total value of $11.8 million. The agreement is to make monthly draws against the contract as the work is performed and certain milestones are achieved. Each draw is a separate loan with twenty-four equal payments paid monthly, and carries an interest rate of 4.75%. As of December 31, 2006 we have drawn a total of $10.1 million and have paid back $2.5 million leaving a balance of approximately $7.6 million.

Cash Flow

The Predecessor’s cash was provided by and managed at the Boeing corporate level and, consequently, the Predecessor had no separate cash balance. While certain cash flow information is included in a note to the Predecessor’s historical financial statements, such information is estimated using a change in net working capital approach. The Predecessor did not have any significant cash inflows, and therefore the Predecessor’s cash flows are not comparable to Spirit’s cash flows as a stand alone entity following the Boeing Acquisition. The Predecessor’s cash flows from operating activities are largely based on cost of products transferred and period costs and the Predecessor’s cash flows from investing activities are equivalent to capital expenditures.

Twelve Months Ended December 31, 2006

Operating Activities.  Spirit had a net cash inflow of $273.6 million in the twelve months ended 2006 related to operations. This was primarily due to receipt of a $400.0 million advance payment from Boeing on the B787 program, earnings of $16.8 million, a $149.4 million increase in accounts payable (primarily as a result of increases in inventory resulting from higher production rates), partially offset by a $41.9 million increase in accounts receivable, and $318.6 million in inventory growth as a result of higher production rates and build-up of inventory for the B787 contract.

Investing Activities.  Spirit had a net cash outflow of $473.6 million in the twelve months ended 2006 related to investing activities. This was primarily due to investments of $343.2 million in property, plant and equipment, software and program tooling, most of which was related to capital investments in preparation of the start of B787 production. We also invested $145.4 million in the acquisition of BAE Systems’ aerostructures business (net of cash acquired).

Financing Activities.  Spirit had a net cash inflow of $140.9 million in the twelve months ended 2006 related to financing activities. This was primarily due to $249.3 million in proceeds from our initial public offering and $15.3 million in pool of windfall tax benefits related to FAS 123(R) accounting for restricted stock vesting, partially offset by $124.0 in principal debt payments.

Period from June 17, 2005 through December 29, 2005

Operating Activities.  Spirit had cash flows related to operating activities of $223.8 million in the six and one-half months ended December 29, 2005. This was primarily due to the receipt of $200.0 million in advance payments from Boeing related to the B787 program, an increase of $163.4 million in accounts payable driven by a combination of increased production rates, and higher research and development expenses, offset by the operating loss, an increase of $88.4 million in accounts receivable and an increase of $31.4 million in inventory. The increase in accounts receivable was a result of Spirit commencing external sales under contractual payment terms. The increase in inventory reflects unbilled product development activity on certain Boeing derivative models and the residual impact of lower production rates during the Boeing strike.

Investing Activities.  In the six and one-half months ended December 29, 2005, we had cash outflows of $1,030.3 million related to investing activities. This reflects a cash payment of $885.7 million paid in connection with the Boeing Acquisition and investment of $144.6 million in property, plant and equipment, software and program tooling. The investment in property, plant and equipment was primarily related to capital investments in preparation of the start of B787 production.

Financing Activities.  We had cash flow from financing activities of $1,047.8 million in the six and one-half months ended December 29, 2005. This cash flow was primarily driven by the issuance of $700.0 million in long term debt in connection with the Boeing Acquisition and the equity investment of $370.0 million in connection with the Boeing Acquisition.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2006:

							2013 and
Contractual Obligations	2007	2008	2009	2010	2011	2012	After	Total
	(Dollars in millions)

Principal Payment on Term Loan B(1)	$5.9	$5.9	$5.9	$5.9	$5.9	$143.4	$416.9	$589.8
Non-Cancelable Operating Lease Payments	5.8	4.7	3.4	2.1	1.2	0.6	3.7	21.5
Non-Cancelable Capital Lease Payments(2)	19.3	9.6	1.0	—	—	—	—	29.9
Interest on Debt(3)	37.0	36.6	36.2	35.8	35.5	35.1	13.1	229.3
Purchase Obligations(4)	71.4	—	—	—	—	—	—	71.4

Total	$139.4	$56.8	$46.5	$43.8	$42.6	$179.1	$433.7	$941.9

(1)	Does not include repayment of B787 advances to Boeing, which are reflected in our balance sheet as long-term liabilities.

(2)	Treats the financing of software license purchases and direct financing of system implementation as capital leases.

(3)	Interest on our debt was calculated for all years using the effective rate as of December 31, 2006 of 6.29%.

(4)	Purchase obligations represent property, plant and equipment commitments at December 31, 2006. Although we also have significant other purchase obligations, most commonly in the form of purchase orders, the timing of these purchases is often variable rather than specific and the payments made by our customers in accordance with our long-term contracts, including advance payments, substantially reimburse the payments due. Accordingly, these obligations are not included in the table.

A Transition Services Agreement, or TSA, with Boeing is excluded from Contractual Obligations shown above because it may be terminated by Spirit with 30 days advance notice. The TSA covers services to be supplied to Spirit by Boeing during a transition period ending in 2007. The services supplied by Boeing include computer systems and services, certain financial transaction processing operations, and certain non-production operations. Spirit pays Boeing approximately $3.2 million per month for services under the TSA.

Our primary future cash needs will consist of working capital, debt service, research and development and capital expenditures. We expend significant capital on research and development during the start-up phase of new programs, to develop new technologies for next generation aircraft and to improve the manufacturing processes of aircraft already in production. Research and development expenditures totaled approximately $104.7 million and $78.3 million for the twelve months ended December 31, 2006 and the ten and one-half months ended December 29, 2005, respectively, and approximately $18.1 million for the year ended December 31, 2004. We incur capital expenditures for the purpose of maintaining production capacity through replacement of existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $343.2 million and $144.6 million for the twelve months ended December 31, 2006 and the ten and one-half months ended December 29, 2005, respectively, and approximately $54.4 million for the year ended December 31, 2004. The significant increases in research and development and capital expenditures in the period from June 17, 2005 through December 29, 2005 and the twelve months of 2006 are primarily attributable to increased spending on the B787 program.

We may from time to time seek to retire our outstanding debt. The amounts involved may be material. In addition, we may issue additional debt if prevailing market conditions are favorable to do so and contractual restrictions permit us.

Off-Balance Sheet Arrangements

Other than operating leases disclosed in the notes to Spirit Holdings’ financial statements included in this Annual Report, we have not entered into any off-balance sheet arrangements as of December 31, 2006.

Tax

As indicated in “— Critical Accounting Policies — Income Tax” in accordance with SFAS No. 109, Accounting for Income Taxes and SFAS No. 5, Accounting for Contingencies, we establish reserves for certain tax contingencies when, despite our view that the tax return positions are fully supportable, we anticipate that certain positions may be challenged by the various taxing authorities and it is probable that our positions may not be fully sustained. The reserves are adjusted quarterly to reflect changing facts and circumstances, such as the progress of a tax audit, case law developments and new or emerging legislation. We believe that the current tax reserves of $21.6 million are adequate and reflect the most probable outcome of known tax contingencies at December 31, 2006. Any additional taxes will be determined only after the completion of any future tax audits. The timing of such payments cannot be determined, but we expect that they will not be made within one year. Accordingly, the tax contingency liability is included as a long term liability in our consolidated balance sheet.

During the period from inception through September 28, 2006, upon weighing available positive and negative evidence, including the fact that Spirit Holdings was a new legal entity that had no earnings history, we established a valuation allowance against 100% of our net deferred tax assets as it was, at that time, considered more likely than not that we would not have the ability to realize these assets. This affected our tax provision by deferring tax benefits until such time as management determined under SFAS No. 109 that we had sufficient earnings history, among other factors, to recognize those benefits. Management reviews the need for a valuation allowance on a quarterly basis. In the fourth quarter of 2006, management determined there was sufficient earnings history to release the valuation allowance on our net deferred tax assets. Based on the nature of the underlying deferred tax assets, the reversal of the valuation allowance resulted in a decrease to non-current intangibles of $5.6 million and a net income tax benefit of $75.2 million.

For income tax purposes, we are required to use the percentage-of-completion (POC) method of accounting for our long-term contracts. The tax POC method essentially defers deductions for research and certain development costs incurred in the early years of long-term programs. For the period from inception through December 29, 2005, we reflected a net loss on our financial statements driven in large part by B787 development costs. For tax purposes, such development costs are deferred under the tax POC method and, accordingly, we generated taxable income and a current period tax liability.

Repayment of B787 Advance Payments

The B787 Supply Agreement requires Boeing to make advance payments to us for production articles in the aggregate amount of $700.0 million, payable to us through 2007. We must then repay this advance, without interest, in the amount of a $1.4 million offset against the purchase price of each of the first five hundred B787 shipsets delivered to Boeing. These repayments will not have an effect on cash flows from operations. In the event that Boeing does not take delivery of five hundred B787 shipsets, any advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance repaid at the rate of $84.0 million per year beginning the year following our final delivery of a B787 production shipset to Boeing. Accordingly, portions of the repayment liability are included as current and long-term liabilities in our consolidated balance sheet.

Expected Backlog

We estimate that, as of December 31, 2006, our expected backlog associated with Boeing and Airbus deliveries through 2011, calculated based on contractual product prices and expected delivery volumes, will be approximately $19.2 billion, based on Boeing and Airbus published schedules. This is an increase of $4.8 billion over our corresponding estimate as of the end of 2005 (after giving effect to the BAE Acquisition), which reflects strong orders at Boeing and Airbus. Backlog is calculated based on the lower of the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing or Airbus announced backlog on our requirements contracts. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year will be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2006 may not necessarily represent the actual amount of deliveries or sales for any future period.

Foreign Operations

We engage in business in various non-U.S. markets. As of April 1, 2006, we have a foreign subsidiary with one production facility in the United Kingdom and a worldwide supplier base. We purchase certain components and materials that we use in our products from foreign suppliers and a portion of our products will be sold directly to foreign customers, including Airbus, or resold to foreign end-users (i.e. foreign airlines and militaries).

Currency fluctuations, tariffs and similar import limitations, price controls and labor regulations can affect our foreign operations. Other potential limitations on our foreign operations include expropriation, nationalization, restrictions on foreign investments or their transfers and additional political and economic risks. In addition, the transfer of funds from foreign operations could be impaired by any restrictive regulations that foreign governments could enact.

Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on our business or market opportunities with such governments’ countries. Furthermore, the political, cultural and economic climate outside the United States may be unfavorable to our operations and growth strategy.

For the twelve months ended December 31, 2006, our revenues from direct sales to non-U.S. customers were approximately $254.1 million, or approximately 8% of total revenue for the same period. All of these sales occurred during the period from April 1, 2006 through December 31, 2006, following our acquisition of Spirit Europe.

Inflation

A majority of our sales are conducted pursuant to long-term contracts that set fixed unit prices, some of which provide for price adjustment for inflation. In addition, we typically consider expected inflation in determining proposed pricing when we bid on new work. Although we have attempted to minimize the effect of inflation on our business through these protections, sustained or higher than anticipated increases in costs of labor or materials could have a material adverse effect on our results of operations.

Spirit’s contracts with suppliers currently provide for fixed pricing in U.S. dollars; Spirit Europe’s supply contracts are denominated in U.S. dollars, British pounds sterling and Euros. In some cases our supplier arrangements contain inflationary adjustment provisions based on accepted industry indices, and we typically include an inflation component in estimating our supply costs. As the metallic raw material industry is experiencing significant demand pressure, we expect that raw material market pricing will increase to a level that may impact our costs, despite protections in our existing supplier arrangements. We will continue to focus our strategic cost reduction plans on mitigating the effects of this cost increase on our operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt.

Other than the interest rate swaps described below, financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

Accounts receivable include amounts billed and currently due from customers, amounts earned but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. For the twelve months ended December 31, 2006, approximately 91% of our revenues (approximately 89% of our combined revenues assuming the BAE Acquisition had occurred on January 1, 2006) were from sales to Boeing. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically not been material, we cannot guarantee that we will continue to experience the same credit loss rates in the future.

We maintain cash and cash equivalents with various financial institutions and perform periodic evaluations of the relative credit standing of those financial institutions. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit risk on cash and cash equivalents.

Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk. We are party to collective raw material sourcing contracts arranged through Boeing, Airbus and BAE Systems. These collective sourcing contracts allow us to obtain raw materials at pre-negotiated rates and help insulate us from disruption associated with the unprecedented market demand across the industry for metallic and composite raw materials. We also have long-term supply agreements with a number of our major parts suppliers. We, as well as our supply base, are experiencing delays in the receipt of, and pricing increases for, metallic raw materials (primarily aluminum and titanium) due to unprecedented market demand across the industry. Based upon discussions with customers and suppliers, we expect these conditions to continue through at least 2012 as metallic raw material supply adjusts to the industry upturn, market conditions shift due to increased infrastructure demand in China and Russia, and aluminum and titanium usage increases in a widening range of global products. These market conditions began to affect cost and production schedules in mid-2005, and may have an impact on cash flows or results of operations in future periods. We generally do not employ forward contracts or other financial instruments to hedge commodity price risk, although we are reviewing a full range of business options focused on strategic risk management for all raw material commodities.

Any failure by our suppliers to provide acceptable raw materials, components, kits or subassemblies could adversely affect our production schedules and contract profitability. We assess qualification of suppliers and continually monitor them to control risk associated with such supply base reliance.

To a lesser extent, we also are exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, chemicals and freight. We utilize a range of long-term agreements to minimize procurement expense and supply risk in these areas.

Interest Rate Risks

After the effect of interest rate swaps, as of December 31, 2006, we had $500.0 million of total fixed rate debt and $89.8 million of variable rate debt outstanding as compared to $500.0 million of total fixed rate debt and $196.5 million of variable rate debt outstanding as of December 31, 2005. Borrowings under our senior secured credit facility bear interest that varies with LIBOR. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $0.9 million.

As required under our senior secured credit facility, in July 2005 we entered into floating-to-fixed interest rate swap agreements with notional amounts totaling $500.0 million as follows:

•	an effective fixed interest rate of 5.99% from June 2005 to July 2008 on $100.0 million of the Term Loan B;

•	an effective fixed interest rate of 6.05% from June 2005 to July 2009 on $300.0 million of the Term Loan B; and

•	an effective fixed interest rate of 6.12% from June 2005 to July 2010 on $100.0 million of the Term Loan B.

The purpose of entering into these swaps was to reduce our exposure to variable interest rates. In accordance with SFAS No. 133, the interest rate swaps are being accounted for as cash flow hedges and the fair value of the swap agreements is reported as an asset on the balance sheet. The fair value of the interest rate swaps was a net asset of approximately $8.6 million at December 31, 2006.

Foreign Exchange Risks

On April 1, 2006, in connection with the BAE Acquisition, we acquired forward foreign currency exchange contracts denominated in British pounds sterling with notional amounts totaling approximately $94.0 million. The purpose of these forward contracts is to allow Spirit Europe to reduce its exposure to fluctuations of U.S. dollars.

As a result of the BAE Acquisition, we have sales, expenses, assets and liabilities that are denominated in British pounds sterling. Spirit Europe’s functional currency is the British pound sterling. However, sales of Spirit Europe’s products to Boeing and some procurement costs are denominated in U.S. dollars. As a consequence, movements in exchange rates could cause net sales and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our exposure to currency exchange rate fluctuations. The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

In addition, even when revenues and expenses are matched, we must translate British pound sterling denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar as compared to the British pound sterling will affect our reported results of operations and the value of our assets and liabilities on our consolidated balance sheet, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods and/or result in significant changes to the carrying value of our assets, liabilities and shareholders’ equity.

In accordance with SFAS No. 133, the foreign exchange contracts are being accounted for as cash flow hedges. The fair value of the foreign exchange contracts was a net asset of approximately $12.4 million at December 31, 2006. At December 31, 2006, a 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have reduced our unrealized gains by $1.2 million.

Other than the interest rate swaps and foreign exchange contracts, we have no other derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

SPIRIT AEROSYSTEMS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Spirit AeroSystems Holdings, Inc. for the periods ended December 31, 2006 and from February 7, 2005 (date of inception) through December 29, 2005	73
Report of Independent Registered Public Accounting Firm	74
Consolidated Statements of Income (Loss)	75
Consolidated Balance Sheets	76
Consolidated Statements of Shareholders’ Equity	77
Consolidated Statements of Cash Flows	78
Notes to Consolidated Financial Statements	79

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Spirit AeroSystems Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income/(loss), shareholders’ equity and cash flows, present fairly, in all material respects, the financial position of Spirit AeroSystems Holdings, Inc. (the “Company”) at December 31, 2006 and 2005 and the results of its operations and its cash flows for the year ended December 31, 2006 and the period between February 7, 2005 (date of inception) and December 29, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 9 to the consolidated financial statements, the Company changed the manner in which it accounts for its defined benefit pension and other post-retirement plans in 2006.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Saint Louis, Missouri
March 2, 2007

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Income (Loss)

		Period from
	For the Twelve	June 17, 2005
	Months Ended	through
	December 31, 2006	December 29, 2005
	($ in millions, except per share data)

Net revenues	$3,207.7	$1,207.6
Operating costs and expenses
Cost of sales	2,934.3	1,056.4
Selling, general and administrative	225.0	140.7
Research and development	104.7	78.3

Total costs and expenses	3,264.0	1,275.4
Operating loss	(56.3)	(67.8)
Interest expense and financing fee amortization	(50.1)	(25.5)
Interest income	29.0	15.4
Other income, net	5.9	1.3

Loss before income taxes	(71.5)	(76.6)
Income tax provision	88.3	(13.7)

Net income (loss)	$16.8	$(90.3)

Earnings (loss) per share
Basic	$0.15	$(0.80)
Diluted	$0.14	$(0.80)

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 29,
	2006	2005
	($ in millions)

Current assets
Cash and cash equivalents	$184.3	$241.3
Accounts receivable, net	200.2	98.8
Other receivable	43.0	—
Inventory, net	882.2	510.7
Prepaids	20.8	10.2
Income tax receivable	21.7	—
Deferred tax asset-current	68.3	1.1

Total current assets	1,420.5	862.1
Property, plant and equipment, net	773.8	518.8
Long-term receivable	191.5	212.5
Pension assets	207.3	—
Other assets	129.1	63.2

Total assets	$2,722.2	$1,656.6

Current liabilities
Accounts payable	$339.1	$173.7
Accrued expenses	170.0	125.6
Profit sharing/deferred compensation	28.5	—
Current portion of long-term debt	23.9	11.6
Deferred revenue	8.2	—
Income taxes	—	0.6

Total current liabilities	569.7	311.5
Long-term debt	594.3	710.0
Advance payments	587.4	200.0
Other liabilities	111.8	108.2
Deferred tax liability - non-current	—	1.1
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 63,345,834 and no shares issued and outstanding, respectively	0.6	—
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 71,351,347 and 122,670,336 shares issued and outstanding, respectively	0.7	1.2
Additional paid-in capital	858.7	410.7
Accumulated other comprehensive income	72.5	4.2
Accumulated deficit	(73.5)	(90.3)

Total shareholders’ equity	859.0	325.8

Total liabilities and shareholders’ equity	$2,722.2	$1,656.6

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Shareholders’ Equity

					Accumulated
					Other
	Common Stock			Additional	Comprehensive	Accumulated		Comprehensive
	Shares		Amount	Paid-in Capital	Income	Deficit	Total	Income/(Loss)
	( $ in millions)
Initial capitalization — February 7, 2005	100	(1)	$—	$—	$—	$—	$—	$—
Cancellation of Shares(1)	(100)		—	—
Equity issuance to investors	112,500,000		1.1	368.9			370.0
Net loss						(90.3)	(90.3)	(90.3)
Unrealized gain on cash flow hedges					4.2		4.2	4.2
Employee equity awards	8,476,464		0.1	18.5			18.6
Non-employee equity awards	435,000		—	0.6			0.6
Equity issuances to management	1,258,872		—	13.7			13.7
Supplemental executive retirement plan conversion	—		—	9.0			9.0

Balance — December 29, 2005	122,670,336		1.2	410.7	4.2	(90.3)	325.8	(86.1)

Net income						16.8	16.8	16.8
Pension valuation adjustment, net of tax					40.0		40.0
Post-retirement benefit valuation adjustment, net of tax					2.8		2.8
Unrealized gain on cash flow hedges, net of tax					5.8		5.8	5.8
Employee equity awards	1,381,131			51.1			51.1
UEP Stock				125.7			125.7
Pool of windfall tax benefits				15.3			15.3
Non-employee equity awards	—		—	5.6			5.6
Equity issuances — IPO, net of issuance costs	10,416,667		0.1	249.2			249.3
Equity issuances — Management	229,047			1.1			1.1
Unrealized gain on currency translation adjustments, net of tax	—		—	—	19.7		19.7	19.7

Balance — December 31, 2006	134,697,181		$1.3	$858.7	$72.5	$(73.5)	$859.0	$42.3

(1)	Issued as common stock without designation as to class. Shares were cancelled as of June 16, 2005.

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Twelve
	Months Ended	Period from
	December 31,	June 17, 2005 through
	2006	December 29, 2005
	($ in millions)

Operating activities
Net income (loss)	$16.8	$(90.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	52.8	28.6
Amortization expense	12.0	3.3
Accretion of long-term receivable	(22.0)	(9.7)
Employee stock compensation expense	182.3	34.7
Loss on disposition of assets	0.9	—
Deferred taxes	(125.1)	—
Income taxes payable	(7.9)	7.2
Pension, net	(33.2)	(8.9)
Other	13.1	14.0
Changes in assets and liabilities, net of acquisition
Accounts receivable	(41.9)	(88.4)
Inventory, net	(318.6)	(31.4)
Other current assets	(10.5)	1.3
Accounts payable and accrued liabilities	149.4	163.4
Profit sharing/deferred compensation	5.5	—
Customer advance from Boeing	400.0	200.0

Net cash provided by operating activities	273.6	223.8

Investing Activities
Purchase of property, plant and equipment	(343.2)	(144.6)
Acquisition of business, net of cash acquired	(145.4)	(885.7)
Financial derivatives	4.7	—
Transition payments	10.0	—
Proceeds from sale of assets	0.3	—

Net cash (used in) investing activities	(473.6)	(1,030.3)

Financing Activities
Proceeds from short-term debt	85.0	—
Payments on short-term debt	(85.0)	—
Proceeds from long-term debt	—	700.0
Principal payments of debt	(124.0)	(5.0)
Debt issuance costs	(0.8)	(21.4)
Pool of windfall tax benefits	15.3	—
Equity contributions from shareholders	—	370.0
Proceeds from IPO, net of issuance costs	249.3	—
Executive stock investments	1.1	4.2

Net cash provided by financing activities	140.9	1,047.8

Effect of exchange rate changes on cash and cash equivalents	2.1	—

Net (decrease) increase in cash and cash equivalents for the period	(57.0)	241.3
Cash and cash equivalents, beginning of the period	241.3	—

Cash and cash equivalents, end of the period	$184.3	$241.3

Supplemental Information
Interest paid	$55.1	$28.1
Income taxes paid	$29.3	$8.5
Appreciation of financial instruments	$9.0	$4.2
Property acquired through capital leases	$11.5	$26.7

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements
($ in millions other than per share and per hour amounts)

1.	Nature of Business

Spirit AeroSystems Holdings, Inc. (“Holdings”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (see Note 2). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit” or the “Company”). Onex Corporation of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, Boeing and Raytheon. Prior to this acquisition, Holdings essentially sold all of its production to Boeing. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma and Prestwick, Scotland as well as Wichita.

Spirit is the majority participant in the Kansas Industrial Energy Supply Company (KIESC), a tenancy in common with other Wichita companies established to purchase natural gas.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include Spirit’s financial statements and the financial statements of its majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated in consolidation. Spirit’s U.K. subsidiary uses local currency, the British pound, as its functional currency. As part of the monthly consolidation process, the functional currency is translated to U.S. dollars using the end of month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts as defined by SFAS No. 52, Foreign Currency Translation (as amended). In addition, Kansas Industrial Energy Supply Company (KIESC), a tenancy in common, is included in consolidation as Spirit owns 77.8% of the entity’s equity.

Acquisition of Spirit

Onex Corporation and Onex Partners LP, an affiliate of Onex Corporation (collectively referred to as “Onex” or the “Parent”) formed Spirit AeroSystems Holdings, Inc. (formerly Mid-Western Aircraft Systems Holdings, Inc.), for the purpose of acquiring various assets and liabilities of certain operating divisions of Boeing, in accordance with an acquisition agreement dated February 22, 2005, as amended. The stockholders initially capitalized Holdings by acquiring Holdings’ stock for approximately $375.0, which was contributed as capital to Spirit.

Spirit acquired the assets and liabilities through proceeds from the initial capitalization and the $875.0 credit agreement described in Note 8. Spirit commenced operations upon closing. At acquisition, Spirit entered into long-term agreements with Boeing to supply components for all of Boeing’s existing B737, B747, B767 and B777 platforms and the new B787 platform. In connection with the acquisition, Boeing provided the Company with a delayed draw term loan facility of up to $150.0, also described in Note 8, which terminated in connection with Spirit’s initial public offering in November 2006.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

Spirit accounted for the acquisition as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and recorded the assets acquired and liabilities assumed based upon fair value of the consideration paid, which is summarized in the following table.

Cash payment to Boeing	$903.9
Direct costs of the acquisition	20.2
Less:
Consideration to be returned from Boeing for sale of capital assets	(202.8)
Consideration to be returned from Boeing for transition costs	(30.0)
Working capital settlement	(19.0)

Total consideration	$672.3

For income tax purposes, Spirit allocated the purchase price under IRC Sec. 1060 and applied deferred taxes against any differences in the book and tax bases of the acquired assets and assumed liabilities, resulting in a net deferred tax asset. In accordance with SFAS No. 109, Accounting for Income Taxes, a full valuation allowance was provided against the net deferred tax assets existing at the June 17, 2005 opening balance sheet date. The valuation allowance was reversed in the fourth quarter of 2006 as described in Note 12.

Direct costs of the acquisition include professional fees paid to outside advisors for investment banking, legal, tax, due diligence, appraisal and valuation services.

In connection with the acquisition, Boeing is required to make future non-interest bearing payments to Spirit in amounts of $45.5, $116.1 and $115.4 in 2007, 2008 and 2009, respectively, attributable to the acquisition of title of various tooling and other capital assets to be determined by Spirit. Spirit will retain usage rights and custody of the assets for their remaining useful lives without compensation to Boeing. Since Spirit retains the risks and rewards of ownership to such assets, Spirit recorded such amounts as consideration to be returned from Boeing at net present value of approximately $233.2. The initial amount will be accreted as interest income until payments occur and is recorded as a component of other assets. The accretion of interest income was approximately $9.7 in fiscal 2005, and approximately $20.7 for fiscal 2006.

In connection with the acquisition, Boeing made payments totaling $30.0 through September 2006 for Spirit’s costs of transition to a newly formed enterprise. Since Spirit had no obligations under this arrangement, such amounts were recorded as consideration to be returned from Boeing. These payments were not discounted as they were realized within one year of closing.

In accordance with the acquisition agreement, Boeing reimbursed the Company in fiscal 2005 approximately $19.0 for the contractually determined working capital settlement.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

The fair value of the various assets acquired and liabilities assumed were determined by management. The fair value of the net assets acquired exceeded the total consideration for the acquisition by approximately $739.1. The excess (negative goodwill) was allocated on a pro rata basis to long-lived assets and resulted in the purchase price allocation noted below:

Book Value
June 16, 2005
(Dollars in millions)

Cash	$1.3
Accounts receivable	0.3
Inventory	479.2
Other current assets	0.3
Property, plant and equipment	231.1
Intangible assets	17.3
Other assets	6.8
Pension asset	101.2
Accounts payable and accrued liabilities	(130.2)
Post-retirement liabilities	(35.0)

Net assets acquired	$672.3

On May 30, 2006, the Company’s defined benefit pension trust received $60.7 from Boeing’s defined benefit pension trust, representing the final transfer of pension assets in accordance with the acquisition agreement. This transfer, which was based on final actuarial and other valuation data completed in 2006, exceeded the original estimate calculated in 2005, which was based on preliminary actuarial and other valuation data. As a result, adjustments were recorded in June 2006 to eliminate the defined pension liability, record a prepaid pension asset, and adjust the book value of property, plant and equipment and intangible assets as of June 17, 2005. As a result of these adjustments, a cumulative catch-up adjustment was recorded to the statement of income (loss) in June 2006 to reflect higher pension income and lower depreciation and amortization expense.

In connection with the acquisition, Boeing paid Spirit $200.0 in advances in June 2005 to be applied against future B787 shipset deliveries, which is a component of long-term liabilities. Additional advance payments of $400.0 have been paid by Boeing to Spirit through December 31, 2006, and advance payments of $100.0 will be paid to Spirit in 2007. These advance payments will be applied to the first five hundred B787 shipsets purchased by Boeing at the rate of $1.4 per shipset. If Boeing does not take delivery of five hundred shipsets, the remaining balance of the advance payments will be first applied against any outstanding payments due to Spirit by Boeing for other B787 costs. Any remaining balance will be repaid to Boeing on December 15 each year at a prorated rate of $84.0 per year until any remaining balance of the advance payment has been recovered.

Acquisition of BAE Aerostructures

On April 1, 2006, the Company completed its purchase of BAE Aerostructures’ operations in Prestwick, Scotland and Samlesbury, England for a cash purchase price of approximately $145.7 and the assumption of certain normal course liabilities (including accounts payable of approximately $67.0), financed with available cash balances. The purpose of the acquisition was to diversify the Company’s revenue base and accelerate growth. The production facilities build structural components for Airbus models A320, A330, A340 and the A380, as well as Boeing models B767 and B777 and the Raytheon Hawker 800 Series. The acquisition of the European unit gave the Company an additional 814 employees all of which are located in the United Kingdom. The European unit is known as Spirit AeroSystems (Europe) Limited (Spirit Europe).

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

Spirit accounted for the acquisition as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations, and recorded the assets acquired and liabilities assumed based upon the fair value of the consideration paid, which is summarized in the following table:

Cash payment to BAE Systems	$139.1
Direct costs of the acquisition	3.6
Working capital settlement	3.0

Total consideration	$145.7

The acquisition of BAE Aerostructures was negotiated in an arms-length transaction. Factors that may have influenced the determination of the purchase price include the expected duration of production of the A320 and risks associated with the ramp-up in production of the A380.

The fair value of the various assets acquired and liabilities assumed was determined by management based on valuations performed by an independent third party. The total consideration exceeded the fair value of the net assets acquired by approximately $10.3, resulting in goodwill. The purchase price was allocated as follows:

Book Value
April 1, 2006
(Dollars in millions)

Cash	$0.3
Accounts receivable	61.9
Inventory	44.2
Property, plant and equipment	88.0
Intangible assets	30.1
Goodwill	10.3
Currency hedge assets	11.1
Accounts payable and accrued liabilities	(67.0)
Pension liabilities	(19.1)
Other liabilities	(12.4)
Currency hedge liabilities	(1.7)

Net assets acquired	$145.7

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

The results of operations during fiscal 2006 include the favorable impact of cumulative catch-up adjustments related to 2005 revenues of $59.0 resulting from revised contract accounting estimates, primarily as a result of cost reduction initiatives, lower fringe benefits, and depreciation and amortization costs. In the first quarter of 2006, the Company implemented new fringe benefit cost estimates to reflect the impact of increased employment levels to support rising production rates and its benefit cost experience to that point in time. In the second quarter of 2006, the Company raised its estimate of pension income and lowered its estimates of depreciation and amortization costs to reflect the final pension asset transfer received from Boeing in May 2006. Total cumulative catch-up adjustments, relating to 2005 deliveries, recorded in the first quarter were $33.6, total cumulative catch-up adjustments recorded in

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

the second quarter were $10.0 (includes $5.0 of contra-revenue adjustments for 2005), total cumulative catch-up adjustments recorded in the third quarter were $7.4, and the cumulative catch-up adjustments recorded in the fourth quarter were $8.0.

Revenue Recognition

A significant portion of Spirit’s revenues are under long-term, volume-based pricing contracts, requiring delivery of products over several years.

Spirit recognizes revenue under the contract method of accounting and records sales and profits on each contract in accordance with the percentage-of-completion method of accounting, using the units of delivery method. The Company follows the guidelines of American Institute of Certified Public Accounting Statement of Position 81-1 (“SOP 81-1”), Accounting for Performance of Construction-Type and Certain Production-Type Contracts (the “contract method of accounting”). The contract method of accounting involves the use of various estimating techniques to project costs at completion and includes estimates of recoveries asserted against the customer for changes in specifications. These estimates involve various assumptions and projections relative to the outcome of future events, including the quantity and timing of product deliveries. Also included are assumptions relative to future labor performance and rates, and projections relative to material and overhead costs. These assumptions involve various levels of expected performance improvements. The Company re-evaluates its contract estimates periodically and reflects changes in estimates in the current and future periods, and uses the cumulative catch-up method of accounting for revisions in estimates of total revenue, total costs or extent of progress on a contract.

For revenues not recognized under the contract method of accounting, Spirit recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Shipping and handling costs are included in cost of sales. Revenues earned from providing maintenance services including any contracted research and development are recognized when the service is complete or other contractual milestones are attained.

Since Boeing retained title to tooling assets and provides such tooling to Spirit at no cost, the Company treats the amortization of Boeing-owned tooling as a reduction to revenues as required by Emerging Issues Task Force (“EITF”) 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Purchase accounting adjustments in 2006 related to the pension asset resulted in lower assigned value to the Boeing owned tooling which in turn reduced the amortization year-over-year. The Company recognized $8.5 and $12.3, as a reduction to net revenues for the periods ended December 31, 2006 and December 29, 2005, respectively. The Company expects to recognize the following amounts as reductions to net revenues each of the next five years.

2007	$13.5
2008	13.5
2009	8.7
2010	1.9
2011	—

Does not reflect future amortization resulting from sale of tooling to Boeing as provided in Note 5.

Research and Development

Research and development includes costs incurred for experimentation, design and testing and are expensed as incurred as required under the provisions of SFAS No. 2, Accounting for Research and Development Costs.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

Reclassifications and Revisions

Certain prior year amounts in the consolidated financial statements have been reclassified or revised to conform to the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables. Account balances are charged off against the allowance after the potential for recovery is considered remote. The Company’s allowance for doubtful accounts was approximately $0.6 at each of December 31, 2006 and December 29, 2005.

Inventory

Raw materials are stated at lower of cost (principally on an actual or average cost basis) or market. Inventoried costs attributed to units delivered under long-term contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. This usually results in an increase in inventory (referred to as “excess-over-average” or “deferred production costs”) during the early years of a contract. These costs are deferred only to the extent the amount of actual or expected excess-over-average is reasonably expected to be fully offset by lower-than-average costs in future periods of a contract. If in-process inventory plus estimated costs to complete a specific contract exceed the anticipated remaining sales value of such contract, such excess is charged to cost of sales in the period the loss becomes known, thus reducing inventory to estimated realizable value. Costs in inventory include amounts relating to contracts with long production cycles, some of which are not expected to be realized within one year.

The Company reviews its general stock materials and spare parts inventory each quarter to identify impaired inventory, including excess or obsolete inventory, based on historical sales trends and expected production usage. Impaired inventories are written off as an expense to cost of sales in the period identified.

Finished goods inventory is stated at its estimated average per unit cost based on all units expected to be produced.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is applied using a straight-line method over the useful lives of the respective assets as described in the following table:

Estimated Useful Life

Land improvements	20 years
Buildings	40 years
Machinery and equipment	3-11 years
Tooling — Airplane program — B787	5-20 years
Tooling — Airplane program — all others	2-10 years

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Repair and maintenance costs are expensed as incurred.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

Intangible Assets

Intangible assets are recorded at estimated fair value and are comprised of patents, favorable leasehold interests, and customer relationships that are amortized on a straight-line basis over their estimated useful lives, ranging from 6 to 16 years for patents, 14 to 24 years for favorable leasehold interests, and 8 years for customer relationships. The acquisition of Spirit Europe added $10.3 of goodwill.

Impairment or Disposal of Long-Lived Assets and Goodwill

Spirit reviews capital and intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the standard, assets must be classified as either held-for-use or available-for-sale. An impairment loss is recognized when the carrying amount of an asset that is held for use exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of the asset exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets available-for-sale, an impairment loss is recognized when the carrying amount exceeds the fair value less cost to sell. The Company performs an annual impairment test for goodwill, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

Deferred Financing Costs

Costs relating to long-term debt are deferred and included in long-term assets. These costs are amortized over the term of the related debt or debt facilities, and are included as a component of interest expense.

Derivative Instruments and Hedging Activity

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. To account for our derivative financial instruments, we follow the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in fair value of derivatives are recorded at each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designed and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. Our use of derivatives has generally been limited to interest rate swaps, but in fiscal 2006 we also began using derivative instruments to mange our risk associated with U.S. dollar revenues.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for future income tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that, in the opinion of management, will ultimately be realized. The effect of changes in tax rates is recognized during the period in which the rate change occurs.

The Company records an income tax expense or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. The final tax outcome of these matters may be different

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

than the estimates originally made by management in determining the income tax provision. A change to these estimates could impact the effective tax rate and, subsequently, net income or net loss.

The Company files a U.S. consolidated federal income tax return. Under the terms of an informal tax sharing arrangement, the amount of the cumulative tax liability of each member shall not exceed the total tax liability as computed on a separate return basis.

Stock-Based Compensation and Other Share-Based Payments

The Company’s employees are participants in various stock compensation plans. The Company accounts for stock option plans, restricted share plans and other stock-based payments in accordance with SFAS No. 123(R), Share-Based Payment. The expense attributable to the Company’s employees is recognized over the period the amounts are earned and vested, as described in Note 11.

Warranty

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims. The Company’s provision for warranty expenses at December 31, 2006 and December 29, 2005 is $9.6 and $0.9, respectively.

Fiscal Year End

The Company’s fiscal years ended on December 29, 2005, and December 31, 2006. Both Holdings’ and the Company’s fiscal quarters end on the Thursday closest to the calendar quarter end. The Company’s 2005 results include the period from inception (February 7, 2005) through December 29, 2005.

New Accounting Standards

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS No. 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and simplifies the accounting for those instruments. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company has not issued or acquired the hybrid instruments included in the scope of SFAS No. 155 and does not expect the adoption of SFAS No. 155 to have a material impact on the Company’s financial condition, results of operations or cash flows.

In June 2006, FASB issued FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes the minimum recognition threshold a tax position must meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements, but is not yet in a position to make this determination. We do not expect the adoption of FIN 48 to have a material impact on our financial condition, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories (level 3), including a reconciliation of the

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

beginning and ending balances separately for each major category of assets and liabilities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We believe that the adoption of SFAS No. 157 will not have a material impact on our consolidated financial statements.

On September 29, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). See Note 9, Pension and Other Post-Retirement Benefits. The standard is effective for fiscal years ending after December 15, 2006, and requires the Company to:

•	Recognize the funded status of the Company’s defined benefit plans in its consolidated financial statements.

•	Recognize as a component of other comprehensive income any actuarial gains and losses and prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit cost.

•	Measure defined benefit plan assets and obligations as of the Company’s fiscal year end.

•	Disclose in the notes to the financial statements additional information about certain effects on net periodic cost for the subsequent fiscal year that arise from delayed recognition of gains or losses, prior to service costs or credits, and transition asset or obligation.

•	Requires that we change our measurement date from November to the fiscal year end (i.e. December 31) by year-end 2008.

The standard is effective for fiscal years ending after December 15, 2006. See Note 9, Pensions and Other Post-Retirement Benefits.

3.  Inventory

Inventories are summarized as follows:

	December 31,	December 29,
	2006	2005

Raw materials	$118.1	$68.6
Work-in-process	729.9	442.1
Finished goods	34.2	—

Total inventory, net	$882.2	$510.7

Inventories as of December 31, 2006 and December 29, 2005 are summarized by platform as follows:

	December 31,	December 29,
	2006	2005

B737	$280.6	$243.8
B747	62.8	60.9
B767	25.2	16.2
B777	152.9	126.5
B787(1)	172.2	—
Airbus-All platforms	70.2	—
Other in-process inventory related to long-term contracts and other programs (2)	118.3	63.3

Balance-December 31, 2006	$882.2	$510.7

(1)	B787 inventory includes $143.3 in capitalized pre-production costs.

(2)	Contracted non-recurring services for certain derivative aircraft programs to be paid by OEM, plus miscellaneous other work-in-process.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

At December 31, 2006 and December 29, 2005, inventory included deferred production costs of approximately $41.8 and $0.0, respectively. These deferred production values represent the excess of costs incurred over estimated average costs per Boeing shipset for the 547 Boeing shipsets delivered since inception through December 31, 2006, as well as 318 Airbus shipsets delivered from April 1, 2006 through December 31, 2006. Recovery of the deferred production costs is dependent on the number of shipsets ultimately sold and actual selling prices and production costs associated with future production.

Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.

4.	Property, Plant and Equipment

Property, plant and equipment, net consists of the following:

	December 31,	December 29,
	2006	2005

Land (including improvements)	$22.5	$18.8
Buildings	154.2	116.0
Machinery and equipment	219.5	121.8
Tooling	245.4	121.6
Construction in progress	213.4	169.2

Total	855.0	547.4
Less: accumulated depreciation	(81.2)	(28.6)

Property, plant and equipment, net	$773.8	$518.8

5.	Long-Term Receivable

In connection with the acquisition, Boeing is required to make future non-interest bearing payments to Spirit attributable to the acquisition of title of various tooling and other capital assets to be determined by Spirit. Spirit will retain usage rights and custody of the assets for their remaining useful lives without compensation to Boeing. See Note 2, Revenue Recognition for discussion on tooling.

Boeing is required to make non-interest bearing cash payments to the Company as follows:

2008	$116.1
2009	115.4

Total	$231.5

A discount rate of 9.75 percent was used to record these payments at their estimated present value of $233.2 and $212.5 at December 31, 2006 and December 29, 2005, respectively. Also included in long-term receivable is $1.3 of B787 sales not due until first delivery of full unit. At December 31, 2006, the current portion of long-term receivable in the amount of $43.0 was reclassified to current assets.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

6.	Other Assets

Other assets are summarized as follows:

	December 31,	December 29,
	2006	2005

Intangible assets
Patents	$2.0	$3.5
Favorable leasehold interests	9.7	27.3
Customer relationships	33.8	—

Total intangible assets	45.5	30.8
Less: Accumulated amortization-patents	(0.2)	(0.2)
Accumulated amortization-favorable leasehold interest	(1.3)	(1.1)
Accumulated amortization-customer relationships	(3.2)	—

Intangible assets, net	40.8	29.5
Deferred tax asset	39.1	—
Deferred financing costs, net	14.8	22.4
Fair value of derivative instruments	24.3	6.9
Goodwill — Europe	6.0	—
Other	4.1	4.4

Total	$129.1	$63.2

Deferred financing costs are recorded net of $8.4 and $2.6 of accumulated amortization at December 31, 2006 and December 29, 2005, respectively.

Estimated amortization expense associated with the Company’s amortizable intangible assets for each of the next five years is as follows:

2007	$4.8
2008	$4.8
2009	$4.8
2010	$4.8
2011	$4.9

7.	Derivative and Hedging Activities

In July 2005, in connection with the execution of the credit agreement as described in Note 8, the Company entered into floating-to-fixed interest rate swap agreements with notional amounts totaling $500.0. The terms and fair value of the swaps are as follows:

				Effective	Fair Value,
		Variable	Fixed	Fixed	December 31,
Principal Amount	Expires	Rate	Rate	Rate	2006

$100	July 2008	LIBOR	4.24%	5.99%	$1.3
$300	July 2009	LIBOR	4.30%	6.05%	$5.2
$100	July 2010	LIBOR	4.37%	6.12%	$2.1

The purpose of entering into these swaps was to reduce Spirit’s exposure to variable interest rates. The settlement and maturity dates are provided above. In accordance with SFAS No. 133, Accounting for Derivative

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

Instruments and Hedging Activities, the interest rate swaps are being accounted for as cash flow hedges and the carrying value of the notes has been adjusted to reflect the fair values of the interest rate swaps. The fair value of the interest rate swaps was an asset (unrealized gain) of $8.6 and $6.9 at December 31, 2006 and December 29, 2005, respectively. The after-tax impact of $5.3 and $4.2 was recorded as a component of Other Comprehensive Income for the periods ended December 31, 2006 and December 29, 2005, respectively.

In April 2006, the Company acquired BAE Aerostructures headquartered in Prestwick, Scotland. The functional currency of BAE Aerostructures is the British pound sterling with approximately 80% of revenue from contracts denominated in British pounds. These contracts expose the Company to the effects of changes in foreign currency exchange rates. To reduce the risks associated with the changes in exchange rates, the Company acquired foreign currency exchange contracts to purchase British pounds sterling with maturity dates that approximate the receipt of U.S. dollars. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the foreign currency exchange contracts are being accounted for as cash flow hedges. As of December 31, 2006 the Company has determined that some of the forward contracts have become ineffective resulting in a charge to current earnings of $0.1. The fair value of the forward contracts was a net asset of $12.4 as of December 31, 2006, which was recorded to Other Comprehensive Income.

The Company, as of December 31, 2006 and December 29, 2005, did not hold any derivative instruments for trading purposes. The only derivatives that the Company transacts are interest rate swaps related to its variable interest rate on debt and foreign currency exchange contracts related to net U.S. dollar receipts in its foreign subsidiary. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be received or paid related to the debt or foreign exchange contract, an asset or liability (cash flow hedge). For such hedges the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instruments, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking such derivatives that are designated as cash-flow hedges specific to debt liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge is recorded in Other Comprehensive Income, to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in operations.

Spirit discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item; the derivative expires or is sold, terminated or exercised; the derivative is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur; or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in Other Comprehensive Income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate long-term debt obligations are reported in accumulated Other Comprehensive Income. Similarly, the changes in fair value of the foreign currency exchange contracts designated as cash-flow hedges are also reported in accumulated Other Comprehensive Income. These amounts related to interest rate swaps subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. Reclassification of the amounts related to the foreign currency exchange contracts are recorded to revenue in the same period in which the contract is settled. If the Company receives funds from the interest rate swaps, the amount received is classified as interest income.

To the extent that derivatives do not qualify for hedge accounting treatment, the derivatives are “marked to market” with the changes in fair market value of the instruments reported in the current period.

8.	Debt

Credit Agreement

In connection with the Boeing Acquisition as described in Note 2, Spirit executed an $875.0 credit agreement that consisted of a $700.0 senior secured term loan used to fund the acquisition and pay all related fees and expenses associated with the acquisition and the credit agreement, and a $175.0 senior secured revolving credit facility. On November 27, 2006, the credit agreement was amended to, among other things, increase the revolving credit facility to $400.0. As of December 31, 2006, the Company has no outstanding loans under the revolving credit facility. Both the term loan and the revolving credit facility are secured by the entire asset classes of the Company including inventory and property, plant, and equipment.

Prior to the November 27, 2006 amendment of the credit agreement, the senior secured term loan required quarterly principal installments of $1.75 beginning in September 2005 through December 2010, with the balance due in four equal quarterly installments of $165.4 in 2011. As part of the November 27, 2006 amendment, the quarterly principal payments on the senior secured term loan were reduced to $1.48 starting December 31, 2006 and continuing through September 2012, with the balance due in four equal quarterly payments of $138.9 starting December 2012 through September 2013. There are provisions in the agreement that require mandatory prepayments to be made with specified percentages of net cash proceeds received by Spirit and its subsidiaries from the sale of certain assets or the incurrence of additional debt not otherwise permitted under the credit agreement and certain insurance and indemnity payments. Per the agreement, as in effect prior to the November 27, 2006 amendment, the Company made a principal payment of $100.0 on the senior debt on November 27, 2006, using proceeds from the public offering of Spirit AeroSystems Holdings, Inc. stock. In addition, Spirit is required to prepay the loans annually with a percentage of its excess cash flow (as calculated in accordance with the credit agreement) if the Company’s debt leverage ratio is greater than 2.5x. As of December 31, 2006 no additional payment is anticipated. The amended secured term loan matures September 2013 and the revolving facility matures June 2010. As of December 31, 2006 and December 29, 2005, the outstanding balance of the term loan was $589.8 and $696.5, respectively. No amounts were outstanding under the revolving credit facility at either December 31, 2006 or December 29, 2005.

Prior to the November 27, 2006 amendment of the credit agreement, the borrowings under the term loan bore interest based on LIBOR plus an interest rate margin of 2.35 percent or a base rate plus an interest rate margin of 1.35 percent, which in either case, included 0.1 percent payable to Onex Corporation. With the amendment dated November 27, 2006, the interest rate margin was reduced to 1.75 percent for term loans bearing interest based on LIBOR, and 0.75 percent for term loans bearing interest based on the base rate, and the 0.1 percent payable to Onex Corporation was eliminated, (interest rates at December 31, 2006 and at December 29, 2005 were 7.11 percent and 6.51 percent, respectively), payable quarterly. In connection with the term loan, Spirit entered into interest rate swap agreements on $500.0 of the term loan, as described in Note 7. The borrowings under the revolving facility bear

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

interest based on LIBOR or a base rate plus an interest rate margin of up to 2.75 percent, and 1.75 percent, respectively, payable quarterly.

The amended credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. This agreement also contains a financial covenant, consisting of a maximum total leverage ratio that decreases over time, starting at 4.5x in 2005, 4.25x in 2006, 4.0x in 2007, 3.5x in 2008, 3.0x in 2009, 2.5x in 2010, and 2.25x in 2011 through 2013. The credit agreement contained a minimum interest coverage ratio that was removed as part of the November 27, 2006 amendment, together with the limitation on annual capital expenditures that existed prior to the amendment. The leverage ratio compares the balance of total senior credit facility debt to an adjusted EBITDA, which is the amount of income (loss) from operations before depreciation and amortization expenses and other specifically identified exclusions. The leverage ratio is calculated each quarter in accordance with the credit agreement. Failure to meet this financial covenant would be an event of default under the senior secured credit facility. The Company remained in compliance with such covenant as of and during the fiscal periods ending December 31, 2006 and December 29, 2005.

Total debt shown on the balance sheet is comprised of the following:

	December 31,	December 29,
	2006	2005

Senior secured debt	$589.8	$696.5
Present value of capital lease obligations	28.4	25.1

Total	$618.2	$721.6

Boeing Delayed Draw Term Loan Facility

In connection with the acquisition, Boeing provided Spirit with a delayed draw term loan facility of up to $150. The delayed draw term loan facility bore interest at a rate of 90 day LIBOR (established at the end of each calendar quarter) plus 6.0 percent and was subordinate to the borrowings under the credit agreement. The delayed draw term loan facility could have been drawn upon any time up to December 31, 2008 and any such borrowings would have matured in June 2013. No amounts were ever borrowed under this delayed draw term loan facility.

The Company terminated this credit facility upon completion of the initial public offering on November 27, 2006.

Principal Repayments

The annual minimum repayment requirements for the next five years on long-term debt are as follows:

As of
December 31,
2006

2007	$5.9
2008	$5.9
2009	$5.9
2010	$5.9
2011	$5.9
Thereafter	$560.3

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

9.	Pension and Other Post-Retirement Benefits

Multi-Employer Pension Plan

In connection with the collective bargaining agreement signed with the International Association of Machinists and Aerospace Workers (IAM), the Company contributes to a multi-employer defined benefit pension plan (IAM National Pension Fund). The level of contribution, as specified in the bargaining agreement, is fixed over the next five years at $1.35 per hour of employee service. The collective bargaining agreement with the IAM, United Automobile, Aerospace & Agricultural Implement Workers of America (UAW), specifies that the Company will contribute $1.20 per hour to a multi-employer defined benefit pension plan (IAM National Pension Fund) beginning in 2006. The UAW bargaining agreement provides for a $0.05 increase per hour in the contribution rate beginning in 2008, and an additional $0.05 increase per hour beginning in 2010.

The collective bargaining agreements provided for an additional contribution by the Company of $0.30 per hour of employee service starting in 2005 to an IAM pension escrow account. In 2005, Spirit contributed $1.0. As a result of action taken by the Board of Trustees of the IAM National Pension Fund in January 2006, the IAM National Pension Fund no longer requires Spirit’s contribution and amounts contributed in 2005 were returned to the Company on May 10, 2006.

The Company made contributions of $15.8 and $3.6 to the IAM and the UAW Pension Plan for the twelve months ended December 31, 2006 and the ten and one-half month period ended December 31, 2005, respectively.

Defined Contribution Plans

The Company contributes to a defined contribution plan available to all employees, excluding IAM and UAW represented employees. Under the plan, the Company can make a matching contribution of 75 percent of the employee contribution to a maximum 8 percent of eligible individual employee compensation. In addition, non-matching contributions based on an employee’s age and service are paid at the end of each calendar year for certain employee groups.

The Company recorded $31.0 and $16.7 in contributions to these plans for the twelve months ended December 31, 2006 and the ten and one-half month period ended December 29, 2005, respectively.

On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who hire into the company after the date of acquisition. Under the plan, the Company contributes 8 percent of basic salary while participating employees are required to contribute 4 percent of basic salary. The Company recorded $0.2 in contributions to this plan for the period April 1, 2006 through December 31, 2006.

Defined Benefit Pension Plans

Effective June 17, 2005, pension assets and liabilities were spun-off from three Boeing qualified plans into four qualified Spirit AeroSystems plans for each Spirit AeroSystems employee who did not retire from Boeing by August 1, 2005. Effective December 31, 2005, all four qualified plans were merged together. In addition, Spirit AeroSystems has one nonqualified plan providing supplemental benefits to executives (SERP) who transferred from a Boeing nonqualified plan to a Spirit AeroSystems plan and elected to keep their benefits in this plan. Both plans are frozen as of the date of acquisition (i.e., no future service benefits are being earned in these plans). We intend to fund our qualified pension plan through a trust. Pension assets are placed in trust solely for the benefit of the pension plans’ participants, and are structured to maintain liquidity that is sufficient to pay benefit obligations.

On May 30, 2006, the Company’s defined benefit pension trust received $60.7 from Boeing’s defined benefit pension trust, representing the final transfer of pension assets in accordance with the acquisition agreement. This transfer, which was based on final actuarial and other valuation data completed in 2006, exceeded the original

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

estimate calculated in 2005, which was based on preliminary actuarial and other valuation data. As a result, adjustments were recorded in June 2006 to eliminate the defined benefit pension plan liability, record a prepaid pension asset, and adjust the book value of property, plant and equipment and intangible assets as of June 17, 2005. As a result of these adjustments, a cumulative catch-up adjustment was recorded in June 2006 to reflect higher pension income and lower depreciation and amortization expense.

On April 1, 2006, as part of the acquisition of BAE Aerostructures in the U.K., the Company established a defined benefit pension plan for those employees that had pension benefits remaining in BAE Systems’ pension plan. The plan is not open to new participants. The liability to the Company represents the cost of providing benefits in line with salary increases to the extent that future salary increases exceed the inflation adjustments applied to the benefits within the BAE Systems plan. BAE Systems will provide increases to past service benefits in line with inflation, subject to a maximum of 5% per annum compounded, and the Company’s plan is responsible for funding the difference between the BAE Systems increases and actual salary increases. In addition, this plan provides future service benefit accruals for covered employees. The amount included for this pension plan within other liabilities on the Company’s balance sheet is $19.9 at December 31, 2006.

Other Post-Retirement Benefit Plans

We also have postretirement health care coverage for eligible U.S. retirees and qualifying dependents prior to age 65. Eligibility for employer-provided benefits is limited to those employees who were hired at the date of acquisition (Spirit) and retire on or after attainment of age 62 and 10 years of service. Employees who do not satisfy these eligibility requirements can retire with postretirement medical benefits at age 55 and 10 years of service, but they must pay the full cost of medical benefits provided.

The Company recorded $3.6 and $1.9 in expense associated with its other post-retirement plans for the fiscal year ended December 31, 2006, the ten and one-half month period ended December 29, 2005, respectively.

Changes Required by FAS 158

During 2006, the Financial Accounting Standards Board (FASB) issued Statement 158. In accordance with this new statement, we have reflected the year-end funded status for each defined benefit and other postretirement benefit plan on the company’s balance sheet. As of December 31, 2006, we have recorded an asset of $207.3 for our qualified pension plan, a liability of $0.7 for our nonqualified pension plan and a liability of $33.1 for our postretirement medical plan. For the U.K. plan, we have recorded a liability of $19.9. FAS 158 did not change net income nor comprehensive income for the fiscal year ending December 31, 2006, but it did require a one-time adjustment to accumulated other comprehensive income (AOCI) in shareholders’ equity ($69.2 total for U.S. and U.K. plans, before tax effect). The adjustments to AOCI were comprised of $64.7 pension, or $40.0 net of tax, and $4.5 of post-retirement benefits, or $2.8 net of tax.

FAS 158 also requires that we change our measurement date from November 30 to the fiscal year end (i.e., December 31) by year-end 2008. In the year that we make this change, it will result in a separate adjustment to retained earnings to reflect one additional month of expense and a separate adjustment in AOCI to reflect changes in plan assets and benefit obligations between November 30 and December 31. We intend to make this change in the 2008 fiscal year for all plans in the U.S. Our Europe plans currently use a December 31 measurement date.

Obligations and Funded Status

The following tables reconcile the funded status of both pension and postretirement medical benefits to the balance on the Consolidated Statements of Financial Position for the fiscal years 2006 and 2005 respectively. Benefit obligation balances presented in the table reflect the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for our pension plans, and accumulated postretirement benefit obligations (APBO) for our

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

postretirement medical plan. We use a measurement date of November 30 for our U.S. pension and postretirement medical plans.

		Other
	Defined Benefit	Post-Retirement
U.S. Plans — 2006	Pension Plans	Benefit Plans

Change in benefit obligation
Benefit obligation, beginning of period	$543.1	$31.2
Acquisitions	12.3	0.3
Service cost	—	1.8
Interest cost	33.3	1.8
Amendments	—	—
Actuarial loss (gain)	25.7	(2.0)
Benefits paid	(1.1)	—

Benefit obligation, end of period	$613.3	$33.1

Change in plan assets
Fair value of plan assets, beginning of period	$549.4	$—
Acquisitions	177.5	—
Actual return on plan assets	95.0	—
Benefits paid	(1.1)	—
Expenses paid	(0.9)	—

Fair value of plan assets, end of period	$819.9	$—

Reconciliation of funded status
Funded status at the end of the year	$206.6	$(33.1)
Employer contributions between measurement date and fiscal year-end	—	—
Net amount recognized (after FAS 158)	206.6	(33.1)

Amounts recognized in the financial statements
Noncurrent assets	$207.3	$—
Current liabilities	—	—
Noncurrent liabilities	(0.7)	(33.1)

Net amount recognized (after FAS 158)	$206.6	$(33.1)

Amounts not yet reflected in net periodic benefit cost and included In AOCI (FAS 158)
Prior service cost credit	$—	$—
Accumulated gain(loss)	65.4	4.5

Accumulated other comprehensive income (AOCI)	$65.4	$4.5
Cumulative employer contributions in excess of net periodic benefit cost	141.2	(37.6)
Net amount recognized in statement of financial position	206.6	(33.1)
AOCI before FAS 158	$—	$—
Change in AOCI due to FAS 158	65.4	4.5

Information for pension plans with benefit obligations in excess of plan assets
Projected benefit obligation/APBO	$0.7	$33.1
Accumulated benefit obligation	0.7	—
Fair value of assets	—	—

The above recognized amounts of $207.3 for U.S. defined benefit pension plans were included in long-term assets and $0.7 were included in long-term liabilities at December 31, 2006. The above recognized amount of $33.1 for other post-retirement benefit plans was included in long-term liabilities on the consolidated balance sheet at December 31, 2006.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

Defined Benefit
U.K. Plans — 2006	Pension Plans

Change in benefit obligation
Benefit obligation, beginning of period	$—
Service cost	5.2
Interest cost	0.8
Employee contributions	0.1
Amendments	—
Actuarial loss (gain)	—
Settlements	—
Benefits paid	—
Rebates from U.K. government	0.6
Acquisitions	19.1
Exchange rate changes	2.7

Benefit obligation, end of period	$28.5

Change in plan assets
Fair value of plan assets, beginning of period	$—
Acquisitions	—
Actual return on plan assets	0.1
Company contributions	8.0
Employee contributions	0.1
Settlement/curtailment	—
Benefits paid	—
Expenses paid	—
Exchange rate changes	0.4

Fair value of plan assets, end of period	$8.6

Reconciliation of funded status
Funded status at the end of the year	$(19.9)
Employer contributions between measurement date and fiscal year-end	—
Net amount recognized (after FAS 158)	(19.9)

Amounts recognized in the financial statements
Noncurrent assets	$—
Current liabilities	—
Noncurrent liabilities	(19.9)

Net amount recognized (after FAS 158)	$(19.9)

Amounts not yet reflected in net periodic benefit cost and included In AOCI (FAS 158)
Prior service (cost) credit	$—
Accumulated gain(loss)	(0.7)

Accumulated other comprehensive income (AOCI)	$(0.7)
Prepaid (unfunded accrued) pension cost	(19.2)
Net amount recognized in statement of financial position	(19.9)

The above recognized amount of $19.9 for defined benefit pension was included in long-term liabilities on the consolidated balance sheet at December 31, 2006.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

		Other
	Defined Benefit	Post-Retirement
U.S. Plans — 2005	Pension Plans	Benefit Plans

Change in benefit obligation
Benefit obligation, beginning of period	$—	$—
Acquisitions	583.8	31.8
Service cost	—	1.0
Interest cost	17.4	0.9
Amendments	—	—
Actuarial losses	(58.1)	(2.5)

Benefit obligation, end of period	$543.1	$31.2

Change in plan assets
Fair value of plan assets, beginning of period	$—	$—
Acquisitions	525.0	—
Actual return on plan assets	24.4	—

Fair value of plan assets, end of period	$549.4	$—

Reconciliation of funded status
Funded status — assets minus obligation	$6.3	$(31.2)
Unrecognized actuarial loss (gain)	(59.0)	(2.4)

Net amount recognized	$(52.7)	$(33.6)

Amounts recognized in the financial statements
Prepaid benefit cost	$—	$—
Accrued benefit liability	(52.7)	(33.6)
Accumulated other comprehensive income	—	—

Net amount recognized	$(52.7)	$(33.6)

The above recognized amounts of $52.7 and $33.6 for defined benefit pension and other post-retirement benefit plans, respectively, were included in long-term liabilities on the consolidated balance sheet at December 31, 2005.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

The components of pension and other post-retirement benefit plans expense along with the assumptions used to determine benefit obligations for 2006 are as follows:

		Other
	Defined Benefit	Post-Retirement
U.S. Plans — 2006	Pension Plans	Benefit Plans

Assumptions used to determine benefit obligation for the period ended December 31, 2006
Discount rate	5.75 percent	5.60 percent
Salary increases	N/A	N/A
Medical assumptions
Trend assumed for next year	N/A	9 percent
Ultimate trend rate	N/A	5 percent
Year that ultimate trend rate is reached	N/A	2011
Components of benefit (income) expense
Service cost	$—	$1.8
Interest cost	33.3	1.8
Expected return on plan assets	(59.9)	—

Net benefit (income) expense	$(26.6)	$3.6

Other Changes Recognized on OCI
Total recognized in OCI	$—	$—
Total recognized in net periodic benefit cost and OCI	(26.6)	3.6

Assumptions used to determine benefit expense for the period ended December 31, 2006
Discount rate	6 percent	5.75 percent
Expected return on plan assets	8.25 percent	N/A
Salary increases	N/A	N/A
Medical assumptions
Trend assumed for next year	N/A	10 percent
Ultimate trend rate	N/A	5 percent
Year that ultimate trend rate is reached	N/A	2011

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

Defined Benefit
U.K. Plans — 2006	Pension Plans

Assumptions used to determine benefit obligation for the period ended December 31, 2006
Discount rate	5 percent
Salary increases	4 percent
Medical assumptions
Trend assumed for next year	N/A
Ultimate trend rate	N/A
Year that ultimate trend rate is reached	N/A
Components of benefit (income) expense
Service cost	$5.2
Interest cost	0.8
Expected return on plan assets	(0.2)

Net benefit (income) expense	$5.8

Other Changes Recognized on OCI
Total recognized in OCI	$—
Total recognized in net periodic benefit cost and OCI	5.8

Assumptions used to determine benefit expense for the period ended December 31, 2006
Discount rate	5 percent
Expected return on plan assets	5 percent
Salary increases	4 percent

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

The components of pension and other post-retirement benefit plans expense along with the assumptions used to determine benefit obligations for 2005 are as follows:

		Other
	Defined Benefit	Post-Retirement
U.S. Plans — 2005	Pension Plans	Benefit Plans

Assumptions used to determine benefit obligation for the period ended December 29, 2005
Discount rate	6 percent	5.75 percent
Salary increases	N/A	N/A
Medical assumptions
Trend assumed for next year	N/A	10 percent
Ultimate trend rate	N/A	5 percent
Year that ultimate trend rate is reached	N/A	2011

Components of benefit (income) expense
Service cost	$—	$1.0
Interest cost	17.4	0.9
Expected return on plan assets	(23.5)	—

Net benefit (income) expense	$(6.1)	$1.9

Assumptions used to determine benefit expense for the period ended December 29, 2005
Discount rate	5.5 percent	5.25 percent
Expected return on plan assets	8.25 percent	N/A
Salary increases	N/A	N/A
Medical assumptions
Trend assumed for next year	N/A	11.0 percent
Ultimate trend rate	N/A	5.0 percent
Year that ultimate trend rate is reached	N/A	2011

The estimated prior service cost (credit) and net (gain) loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0.0 and $(0.1), respectively.

The Company sets the discount rate assumption annually for each of its retirement-related benefit plans as of the measurement date, based on a review of projected cash flow and a long-term high quality corporate bond yield curve. The discount rate determined on each measurement date is used to calculate the benefit obligation as of that date, and is also used to calculate the net periodic benefit (income)/cost for the upcoming plan year.

The pension expected return on assets assumption is derived from the long-term expected returns based on the investment allocation by class specified in Spirit’s investment policy. The expected return on plan assets determined on each measurement date is used to calculate the net periodic benefit (income)/cost of the upcoming plan year.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. To determine the health care cost trend rates the Company considers national health trends and adjusts for its specific plan design and locations.

A one percentage point increase in the initial through ultimate assumed health care trend rates would have increased the Accumulated Postretirement Benefit Obligation by $4.7 at November 30, 2006 and the aggregate service and interest cost components of non-pension postretirement benefit expense for 2006 by $0.5. A

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

one-percentage point decrease would have decreased the obligation by $4.1 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2006 by $0.5.

The Company’s plans have asset allocations for the U.S., as of November 30, 2006 and November 30, 2005, as follows:

	2006	2005

Asset Category — U.S.
Equity securities — U.S.	50%	55%
Equity securities — International	13%	7%
Debt securities	29%	37%
Real estate	5%	—
Other	3%	1%

Total	100%	100%

U.S. Plan

The company’s investment objective is to achieve long-term growth of capital, with exposure to risk set at an appropriate level. This objective shall be accomplished through the utilization of a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities. The allowable asset allocation range is:

Equities	40% - 80%
Fixed Income	20% - 60%
Real Estate	0% - 7%

Investment guidelines include that no security, excepting issues of the U.S. Government, shall comprise more than 5% of total Plan assets and further, no individual portfolio shall hold more than 7% of its assets in the securities of any single entity, excepting issues of the U.S. Government. The following derivative transactions are prohibited — leverage, unrelated speculation and “exotic” collateralized mortgage obligations or CMOs. Investments in hedge funds, private placements, oil and gas and venture capital must be specifically approved by the company in advance of their purchase.

The Company’s plans have asset allocations for the U.K., as of December 31, 2006, as follows:

Asset Category — U.K.
Equity securities	44%
Debt securities	56%
Real Estate	—
Other	—

Total	100%

U.K. Plan

The Trustee’s investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is, to achieve a return on the total Plan which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Equities	50%
Bonds	50%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be $0.0 in 2007 and discretionary contributions are not expected in 2007. SERP and post-retirement medical plan contributions in 2007 are not expected to exceed $0.1. Expected contributions to the U.K. plan for 2007 are $11.2.

The total benefits expected to be paid over the next ten years from the plans’ assets or the assets of the Company, by country, are as follows:

		Other Post-
		Retirement
U.S.	Pension Plans	Benefit Plans

2007	$1.7	$—
2008	$3.1	$0.1
2009	$4.9	$0.2
2010	$7.3	$0.3
2011	$10.0	$0.4
2012-2016	$109.4	$16.7

U.K.	Pension Plans

2007	$0.3
2008	$0.5
2009	$0.9
2010	$1.3
2011	$1.8
2012-2016	$19.1

10.	Capital Stock

A 3-for-1 stock split occurred on November 16, 2006. This split affected both classes of Holdings’ common stock, including class A common stock and class B common stock. The post-split par value of our shares remains $0.01 per share. All common share and per common share amounts in these consolidated financial statements have been adjusted to reflect the stock split.

Holdings has authorized 360,000,000 shares of stock. Of that, 200,000,000 shares are class A common stock, par value $0.01 per share, one vote per share, 150,000,000 shares are class B common stock, par value $0.01 per share, ten votes per share, and 10,000,000 shares are preferred stock, par value $0.01 per share.

In association with the acquisition, Spirit executives with balances in Boeing’s Supplemental Executive Retirement Plan (SERP) were authorized to purchase a fixed number of units of Holdings “phantom stock” at $3.33 per unit based on the present value of their SERP balances. Under this arrangement, 860,244 phantom units were purchased. Any payment on account of units may be made in cash and/ or shares of class B common stock at the sole discretion of Holdings.

11.	Stock Compensation

Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Spirit stock at the grant date. The stock value is added to equity and charged to period expense or included in inventory and cost of sales.

For the fiscal period ended December 31, 2006, the Company recognized a total of $56.6 of stock compensation expense. The restricted stock grants that occurred post-acquisition were approximately 390,393; 74,550;

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

9,392,652; 390,000; and 0 shares under the Company’s Short Term Incentive Plan, the Long Term Incentive Plan, Executive Incentive Plan, Director Stock Plan, and the Union Equity Participation Plan, respectively. The fair value of vested shares was $43.8 and $20.1 at December 31, 2006 and December 29, 2005, respectively, based on the value of Holdings’ stock on those dates.

Executive Incentive Plan

Holdings’ Executive Incentive Plan (EIP) is designed to provide participants with the opportunity to acquire an equity interest in the Company through direct purchase of Holdings’ class B shares at prices established by the board of directors or through grants of class B restricted shares with performance based vesting. The Company has the sole authority to designate either stock purchase or grants of restricted shares. The total authorized shares are 15,000,000 and the grant terminates at the end of ten years.

Holdings has issued restricted shares as part of the Company’s long-term executive incentive plan. The restricted shares have been granted in groups of four shares. Participants do not have the unrestricted rights of stockholders until those shares vest. The shares may vest upon a liquidity event, with the number of shares vested based upon a participant’s number of years of service to the Company, the portion of the investment by Onex and its affiliates liquidated through the date of the liquidity event and the return on invested capital by Onex and its affiliates through the date of the liquidity event. If no liquidity event has occurred by the 10th year, shares may vest based on a valuation of Holdings. The Company’s initial public offering in November 2006 was considered a liquidity event. An expense for the fair value of the award, based on the value of each share at the time of the grant multiplied by the probability of the share vesting based on historical performance of Onex’s controlled investments, is being recorded by Holdings over a five year vesting period. Holdings expensed $41.1 and $18.6 during the periods ended December 31, 2006 and December 29, 2005, respectively. Spirit’s unamortized stock compensation related to these restricted shares is $47.7 and $72.3 at December 31, 2006 and December 29, 2005, respectively, and will be recognized using a graded vesting basis over five years. The weighted average remaining period for the vesting of these shares is 3.64 years. The fair values of the unvested shares at December 31, 2006 and December 29, 2005 were $179.4 and $130.4, respectively, based on the value of Holdings’ stock and the number of unvested shares.

The following table summarizes the activity of restricted shares under the Executive Incentive Plan for the periods ended December 29, 2005 and December 31, 2006:

	Shares	Value
	(Thousands)	(Millions)

Executive Incentive Plan
Nonvested at February 7, 2005 (date of inception)	—	$—
Granted during period	8,476	90.8
Vested during period	—	—
Forfeited during period	—	—

Nonvested at December 29, 2005	8,476	$90.8
Granted during period	916	16.6
Vested during period	(4,031)	(46.2)
Forfeited during period	—	—

Nonvested at December 31, 2006	5,361	$61.2

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

Board of Directors Stock Awards

This plan provides non-employee directors the opportunity to receive grants of restricted shares subject to certain vesting provisions. The maximum aggregate number of shares that may be granted to participants is 3,000,000 shares.

As part of their overall compensation package, Holdings restricted stock valued at $5.8 was granted to the Spirit board of directors in December 2005 based on the value of Holdings’ stock at the grant date. These shares vest upon the achievement of certain performance conditions and the occurrence of a liquidity event. If participants cease to serve as directors within a year of the grant, the restricted shares are forfeited. In addition, any remaining restricted shares are forfeited five years after a participant ceases to serve as a director. Holdings expensed $5.6 and $0.2 during the periods ended December 31, 2006 and December 29, 2005, respectively.

The following table summarizes stock grants to members of the Spirit board of directors for the periods ended December 29, 2005 and December 31, 2006:

	Shares	Value
	(Thousands)	(Millions)

Board of Directors Stock Grants
Nonvested at February 7, 2005 (date of inception)	—	$—
Granted during period	390	5.8
Vested during period	—	—
Forfeited during period	—	—

Nonvested at December 29, 2005	390	$5.8
Granted during period	—	—
Vested during period	(390)	(5.8)
Forfeited during period	—	—

Nonvested at December 31, 2006	—	$—

Short Term Incentive Plan

This plan enables eligible employees to receive incentive benefits in the form of restricted stock in Holdings, cash or both, as determined by the board of directors or its authorized committee. The stock portion vests one year from the date granted. For 2005, $11.6 was awarded under this plan, $7.8 in restricted stock and $3.8 in cash. The cash portion was treated as 2005 compensation expense, and $6.9 was expensed for the stock portion awarded in 2006. The fair value of the unvested shares at December 31, 2006 was $15.6, based on the value of Holdings’ stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

The following table summarizes the activity of the restricted shares under the Short Term Incentive Plan for the twelve months ended December 31, 2006:

	Shares	Value(1)
	(Thousands)	(Millions)

Short Term Incentive Plan
Nonvested at December 29, 2005	—	—
Granted during period	465	$7.8
Vested during period	—	—
Exercised during period	—	—

Forfeited during period	—	—
Nonvested at December 31, 2006	465	$7.8

(1)	Value represents grant date fair value.

Dividends on Restricted Share Grants

The Company does not currently have plans to pay dividends in the foreseeable future. However, any dividends declared by Holdings’ Board of Directors with respect to common shares and with respect to any restricted share grants under any of the Company’s compensation plans will be cumulative and paid to the participants only at the time and to the extent the participant acquires an interest in, or vests, in any of the restricted shares.

Union Equity Participation Plan

As part of certain collective bargaining agreements, Holdings has established a Union Equity Participation Plan pursuant to which it will issue shares of its class A common stock for the benefit of approximately 4,676 employees represented by the IAM, UAW and IBEW based on benefits determined on the closing date of the initial public offering. The number of shares issued will equal 1,034 times the number of employees eligible to receive stock under the Union Equity Participation Plan.

The following table summarizes the activity of Union Equity Participation Plan Stock Appreciation Rights for the periods ended December 29, 2005 and December 31, 2006:

	SARs	Value(1)
	(Thousands)	(Millions)

Union Equity Participation Plan
Nonvested at February 7, 2005 (date of inception)	—	—
Granted during period(2)	4,835	$125.7
Vested during period	—	—
Exercised during period	—	—
Forfeited during period	—	—

Nonvested at December 29, 2005	4,835	125.7
Granted during period	—	—
Vested during period(3)	(4,835)	(125.7)
Exercised during period	—	—
Forfeited during period	—	—

Nonvested at December 31, 2006	—	$—

(1)	Value represents the IPO stock value of $26 per share on closing date of IPO on November 27, 2006.

(2)	Although the UEP plan began in June 2005, no expenses were recorded at that time as the IPO which triggered the obligation had not yet occurred.

(3)	Upon the closing date of the IPO, all rights to receive stock were considered vested. The share figure represents the estimated amount of shares that will be issued to eligible employees on or before March 15, 2007.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

12.	Income Taxes

The following summarizes pretax income (loss) (in millions):

	2006	2005

U.S.	$(73.2)	$(76.6)
International	1.7	—

Total	$(71.5)	$(76.6)

The provision for income taxes for the periods ended December 31, 2006 and December 29, 2005 was estimated as follows:

	2006	2005

Income taxes estimated to be payable currently
U.S. federal	$10.3	$9.1
U.S. state and local	0.9	—
Foreign	—	—

Total payable currently	11.2	9.1

Income taxes estimated to be payable — long term
U.S. federal	15.0	7.2
U.S. state and local	0.2	—
Foreign	—	—

Total payable — long term	15.2	7.2

Deferred income tax expense (credit) — net
U.S. federal	(88.8)	(2.3)
U.S. state and local	(26.5)	(0.3)
Foreign	0.6	—

Total deferred	(114.7)	(2.6)

Total (benefit) provision for income taxes	$(88.3)	$13.7

Annual tax provisions (benefits) include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns. A reconciliation of the provision for income taxes compared with the amounts at the U.S. federal statutory rate is as follows:

	2006	2005

Tax (benefit) at U.S. federal statutory income tax rate	$(25.0)	$(26.8)
State and local tax benefit	(16.3)	(3.9)
Valuation allowance (reversal)	(40.1)	41.5
Research and Development Credit	(7.3)	—
Other	(0.7)	(0.5)
Stock compensation	1.1	3.4

Total (benefit) provision for income taxes	$(88.3)	$13.7

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

Deferred income tax assets and liabilities for the periods ended December 31, 2006 and December 29, 2005 reflect the effect of temporary differences between amounts of assets, liabilities and equity for financial reporting purposes and the bases of such assets, liabilities and equity as measured by tax laws, as well as tax loss and tax credit carryforwards. Temporary differences and carryforwards that gave rise to deferred tax assets and (liabilities) included the following:

	2006	2005

Long-term contract methods of income recognition	$67.9	$28.2
Post-retirement benefits other than pensions	12.7	12.8
Pension and other employee benefit plans	(62.7)	20.2
Employee compensation accruals	23.3	15.8
Depreciation and amortization	21.5	(28.3)
Inventory	38.9	2.3
Interest swap contracts	(5.3)	(2.6)
State income tax credits	8.1	0.4
Other	2.9	(1.7)

Net deferred tax asset	107.3	47.1

Valuation Allowances	—	(47.1)

Net deferred tax asset	$107.3	$—

Deferred tax detail above is included in the consolidated balance sheet and supplemental information as follows:

	2006	2005

Current deferred tax assets	$64.9	$3.1
Current deferred tax liabilities	—	(2.0)

Net current deferred tax asset	64.9	1.1

Non-current deferred tax assets	117.8	29.8
Non-current deferred tax liabilities	(75.4)	(30.9)

Net non-current deferred tax asset (liability)	$42.4	$(1.1)

The Company made income tax payments of $29.3 and $8.5 in the periods ended December 31, 2006 and December 29, 2005, respectively.

A valuation allowance is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions. Due to the loss generated for financial reporting purposes for the year ending December 29, 2005 and due to the fact that the Company was a new entity, a valuation allowance had been provided against net deferred tax assets. A valuation allowance was also recorded on the net deferred tax assets existing at the June 16, 2005 opening balance sheet date in the amount of $5.6 ($5.2 and $0.4 for federal and state, respectively). At December 29, 2005, Spirit recorded a valuation allowance against the net deferred tax assets in the amount of $47.1 ($42.8 and $4.3 for federal and state, respectively). The net change in the respective valuation allowance for the period ended December 29, 2005 was $41.5 composed of $37.7 federal, net of $2.4 related to other comprehensive income, and $3.8 state. In the fourth quarter of 2006, management determined there was sufficient evidence to release the full valuation allowance on our net deferred tax assets. Based on the nature of the underlying deferred tax assets, the reversal of the valuation

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

allowance resulted in a decrease to non-current intangibles of $5.6 and a $75.2 net income tax benefit in net income. As a result of the acquisition of BAE Aerostructures on April 1, 2006, the Company has operations in the United Kingdom. A valuation allowance was recorded on the net deferred tax assets existing at the April 1, 2006 opening balance sheet date of Spirit Europe in the amount of $5.7. Based on the cumulative earnings of the UK entity at December 31, 2006, management determined that a full valuation allowance against the net deferred tax assets at the opening balance sheet date was no longer necessary. As a result, the $5.7 was recorded as a reduction to goodwill in the fourth quarter of 2006. This reduction was partially offset by fluctuations in exchange rates between the British pound and the U.S. dollar.

As allowed under APB 23, Accounting for Income Taxes-Special Areas and SFAS 109, management has maintained a permanent reinvestment strategy as it relates to the Company’s foreign operations. As such, deferred taxes have not been provided on unremitted earnings of our U.K. subsidiary. As indicated in “— Critical Accounting Policies — Income Tax” in accordance with SFAS No. 109, Accounting for Income Taxes and SFAS No. 5, Accounting for Contingencies, we establish reserves for certain tax contingencies when, despite our view that the tax return positions are fully supportable, we anticipate that certain positions may be challenged by the various taxing authorities and it is probable that our positions may not be fully sustained. The reserves are adjusted quarterly to reflect changing facts and circumstances, such as the progress of a tax audit, case law developments and new or emerging legislation. We believe that the current tax reserves of $21.6 are adequate and reflect the most probable outcome of known tax contingencies at December 31, 2006. Any additional taxes will be determined only after the completion of any future tax audits. The timing of such payments cannot be determined, but we expect that they will not be made within one year. Accordingly, the tax contingency liability is included as a long term liability in our consolidated balance sheet.

The Company is not currently under audit with the Internal Revenue Service or any State taxing authorities.

Included in the deferred tax assets at December 31, 2006, net of federal benefit, are $8.1 of state income tax credit carryforwards comprised of a $5.4 Kansas High Performance Incentive Program (HPIP) Credit and a $2.7 Kansas R&D Credit. The Kansas HPIP credit provides a 10% investment tax credit in a qualified business facility located in Kansas of which $0.5 expires in 2015 and $4.9 expires in 2016. The $2.7 Kansas R&D Credit is a credit against income tax for qualifying expenditures in research and development activities conducted within Kansas and can be carried forward indefinitely until utilized. Management believes the $8.1 state income tax credit carryforwards will be utilized before they expire.

13.	Earnings (Loss) per Share Calculation

Basic earnings (loss) per share represents the income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share represents the income available to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period. Holdings incurred a net loss for the period February 7, 2005 through December 29, 2005 therefore, all of Holdings’ 8,866,464 non-vested restricted stock awards granted under the Executive Incentive Plan and Director Stock Plan, as well as the contingent stock appreciation rights under the Union Equity Participation Plan, at December 29, 2005, were excluded from the computation of diluted loss per share as they were deemed to be antidilutive.

Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of our outstanding common stock are entitled to any dividend declared by the board of directors out of funds legally available for this purpose. No dividend may be declared on the class A or class B common stock unless at the same time an equal dividend is paid on every share of class A and class B common stock. Dividends paid in shares of our common stock must be paid, with respect to a particular class of common stock, in shares of that class. We do not

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

intend to pay cash dividends on our common stock. In addition, the terms of our current financing agreements preclude us from paying any cash dividends on our common stock.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Period from February 7, 2005
	(Date of Inception)
	through December 29, 2005
			Per Share
Basic & Diluted EPS	Income	Shares	Amount

Loss available to common shareholders	$(90.3)	113.5	$(0.80)

	For the Year Ended December 31, 2006
			Per Share
Basic EPS	Income	Shares	Amount

Income available to common shareholders	$16.8	115.6	$0.15
Diluted Potential Common Shares		6.4
Diluted EPS
Income available to common shareholders + assumed vesting and conversion	$16.8	122.0	$0.14

Not included in the computation of basic weighted average shares were 464,943 Short Term Incentive Plan shares, which vested February 17, 2007.

14.	Related Party Transactions

In June 2005, Spirit paid a subsidiary of Onex a fee of $5.0, for services performed in connection with the acquisition, as described in Note 2, which was recorded as a return of initial capital. Also, the Company has expensed the payment of service fees of $5.5 and $1.0 to a subsidiary of Onex for services rendered in the periods ended December 31, 2006 and December 29, 2005, respectively. On November 27, 2006, Spirit terminated the agreement with the Onex subsidiary with a final payment of $4.0. Management believes the fees charged were reasonable in relation to the services provided.

As described in Note 8, the Company has a $589.8 term loan outstanding at December 31, 2006. Prior to November 27, 2006 this loan was with a subsidiary of Onex Corporation. During the periods ended December 31, 2006 and December 29, 2005, the Company paid interest of $47.4 and $23.5, respectively, to the subsidiary on the term loan. Management believes the interest charged was reasonable in relation to the loan provided.

Boeing owns and operates significant information technology systems utilized by the Company and, as required under the acquisition agreement, is providing those systems and support services to Spirit under a transition services agreement. A number of services covered by the transition services agreement have now been established by the Company, and the remaining services are scheduled to be completed during 2007, subject to renewal options. The Company incurred fees of $38.3 and $38.6 for services performed in 2006 and 2005, respectively. These amounts included accrued liabilities of $11.8 and $22.1 at December 31, 2006 and December 29, 2005, respectively.

Purchase Service Agreement (PSA) is an agreement between Spirit and Boeing in which Spirit would continue to provide certain functions (e.g., Health Services, Finance Systems, etc.) for Boeing after the divestiture. These services covered by the agreement are now being established by Boeing. Boeing paid fees to Spirit of $0.5 and $2.2 for services performed in 2006 and 2005, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $1.4 million and $0.5 million to the firm for the period ended December 31, 2006 and December 29, 2005, respectively.

An executive of the Company is a member of the board of directors of a Wichita, Kansas bank that provides banking services to Spirit. No fees have been paid to the bank since inception, which is consistent with commercial terms that would be available to other unrelated parties.

15.	Commitments, Contingencies and Guarantees

Litigation

Spirit may be involved from time to time in legal proceedings, claims and litigation arising in the ordinary course of business. In the opinion of management, the resolution of these matters will not materially affect the Company’s financial position, results of operations or liquidity.

Age Discrimination Litigation

A lawsuit has been filed against Spirit, the Onex Corporation, and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The purchase agreement between Onex and Boeing requires Spirit to indemnify Boeing for damages against Boeing in the suit. The Company intends to vigorously defend itself in this matter. Although discovery has not yet begun, management believes the resolution of these matters will not materially affect the Company’s financial position, results of operation or liquidity.

On December 22, 2006, a lawsuit was filed against Spirit, Boeing, Onex and the UAW alleging age, disability, sex and race discrimination as well as breach of the duty of fair representation, retaliatory discharge, violation of FMLA (retaliation) and ERISA. The complaint was filed in the U.S. District Court in the Eastern District of Oklahoma. The Company intends to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operation or liquidity.

Commitments

The Company leases equipment and facilities under various non-cancelable capital and operating leases. The capital leasing arrangements extend through 2009. Minimum future lease payments under these leases at December 31, 2006 are as follows:

		Capital
		Present
	Operating	Value	Interest	Total

2007	$5.8	$18.0	$1.3	$19.3
2008	$4.7	$9.4	$0.2	$9.6
2009	$3.4	$1.0	$—	$1.0
2010	$2.1	$—	$—	$—
2011	$1.2	$—	$—	$—
2012 and thereafter	$4.3	$—	$—	$—

Spirit has aggregate capital commitments of $71.4 and $73.7 at December 31, 2006 and December 29, 2005, respectively.

The Company paid $2.0 in interest expense related to the capital leases for the period ending December 31, 2006.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

Service and Product Warranties

The Company provides service and warranty policies on its products. Liability under service and warranty policies is based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

Guarantees

Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. As of December 31, 2006 and December 29, 2005, $0.8 and $4.6 was outstanding in respect of these guarantees, respectively.

Indemnification

The Company has entered into indemnification agreements with each of its directors, and some of its executive employment agreements include indemnification provisions. Under those agreements, the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as the Company’s agent or the agent of any of its subsidiaries to the fullest extent legally permitted.

Environmental

The Company is subject to laws and regulations concerning the environment and to the risk of environmental liability inherent in activities relating to past and present operations. Under terms of the acquisition agreement, as described in Note 2, the Company accepted certain contingent liabilities after having obtained indemnifications from Boeing.

In December 2005, a federal grand jury sitting in Topeka, Kansas issued subpoenas regarding the vapor degreasing equipment at the Company’s Wichita, Kansas facility. The government’s investigation appears to focus on whether the degreasers were operating within permit parameters and whether chemical wastes from the degreasers were disposed of properly. The subpoenas cover a time period both before and after the Company’s purchase of the Wichita, Kansas facility. Subpoenas were issued to Boeing, the Company and individuals who were employed by Boeing prior to the Boeing acquisition but are now employed by the Company. The Company is in the process of responding to the subpoena and is cooperating with the government’s investigation. At this time, the Company does not have enough information to make any predictions about the outcome of this matter.

Boeing is under an administrative consent order issued by the Kansas Department of Health and Environment (“KDHE”) to conduct certain soil and groundwater investigation, remediation and containment efforts at the Company’s Wichita facility, as contaminated groundwater underlies a majority of the site. Pursuant to this order and its agreements with the Company, Boeing has a long-term remediation plan in place and treatment, containment and remediation efforts are underway. Pursuant to the acquisition agreement, Boeing also agreed to retain certain obligations regarding environmental conditions existing at the Wichita facility at the time of the acquisition. Spirit has entered into an access agreement and an environmental support agreement necessary to allow Boeing to conduct work required by the KDHE orders or the retained obligations. In addition, under the environmental support agreement, Spirit has agreed to provide Boeing with certain environmental support services for certain portions of the Wichita facility which Boeing still owns. These services include the treatment and transport of industrial wastewater and transport of sanitary discharges.

In general, under the acquisition agreement, Boeing is responsible for environmental liabilities caused prior to the acquisition date and Spirit is responsible for environmental liabilities caused after that date, subject to certain exceptions. For example, the acquisition agreement specifies certain restricted areas at the Wichita facility, including a construction demolition landfill, where Spirit has agreed to certain restrictions on our activities. In the

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

event Spirit conducts certain activities in these specified areas, environmental liabilities and costs (such as environmental disposal costs) may be apportioned between Spirit and Boeing depending on the activity conducted, the location of the activity and when the environmental condition first existed. If Spirit performs certain activities in specified areas, the Company will share certain excess disposal costs with Boeing. However, with respect to those excess costs which will be shared equally, Spirit’s liability is limited to $.75 per year through June 16, 2008, and $2.0 per year thereafter. In addition, in the event the Company’s activities in certain areas result in asbestos abatement or disposal costs for demolition debris contaminated with lead, Spirit will bear 100% of the costs unless the activities are necessary in response to an act of God.

Boeing’s obligations to reimburse Spirit for certain environmental liabilities and costs are subject to certain conditions, including that the Company minimize disposal costs and reuse soil to the extent practicable.

Also, in the event that Spirit contributed to an environmental liability for which Boeing also has liability, each company will be responsible for its proportional allocation of the liability. Spirit is responsible for certain damage to Boeing’s onsite remediation activities resulting from interference with or damage to them.

Under the acquisition agreement, Spirit is responsible for any environmental liability caused at the Tulsa and McAlester facilities after the date of the acquisition. In the event that Spirit contributed to any environmental liability at these facilities for which Boeing also had an environmental liability, each Company will be responsible for its proportional allocation of the damage.

Boeing has agreed to indemnify Spirit for known environmental liabilities at the Tulsa and McAlester facilities in existence as of the date of the acquisition or which were identified in the Phase II environmental site assessments that were conducted at the Oklahoma facilities in October 2005. Boeing also agreed to indemnify Spirit for environmental liabilities at these facilities in existence as of the acquisition date but unknown to Boeing as of such date, as long as Spirit gives it notice of any such liability on or before January 16, 2013.

The Company also has insurance to cover costs incurred for certain environmental matters. Although the effect on operating results and liquidity, if any, cannot be reasonably estimated, management believes, based on current information, that these environmental matters should not have a material adverse effect on the Company’s consolidated financial position, operations, or liquidity.

Bonds

The Company utilizes Industrial Revenue Bonds (“IRBs”) issued by the City of Wichita to finance the purchase and/or construction of certain real and personal property at the Wichita site. Tax benefits associated with IRBs include a provision for a ten year property tax abatement and a sales tax exemption from the Kansas Department of Revenue. The Company recorded the property on its consolidating balance sheet, along with a capital lease obligation to repay the proceeds of the IRB. The Company also purchased the IRBs and therefore is the Bondholder as well as the Borrower/ Lessee of the property purchased with the IRB proceeds. As the right of offset exists on these bonds, no net debt is reflected.

Spirit also utilized a Kansas Development Finance Authority (“KDFA”) bond in the amount of $80.0, issued by the KDFA. Tax benefits associated with the KDFA bond include a rebate of payroll taxes from the Kansas Department of Revenue. A subsidiary of the Company also issued a bond with identical principal, terms and conditions to the KDFA. The two bonds legally offset and therefore, in accordance with FASB Interpretation No. 39, the principal and interest on the bonds have been offset in these consolidated financial statements.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

16.	Significant Concentrations of Risk

Economic Dependence

Spirit has one major customer (Boeing) that accounts for more than 90 percent of the revenue for the periods ending December 31, 2006 and December 29, 2005 and approximately 67 percent and 70 percent of accounts receivable at December 31, 2006 and December 29, 2005, respectively.

17.	Supplemental Balance Sheet Information

Accrued expenses and other liabilities consist of the following:

	December 31,	December 29,
	2006	2005(1)

Accrued expenses
Accrued wages and bonuses	$35.3	$21.9
Accrued fringe benefits	91.0	65.1
Accrued interest	3.3	9.2
Advance payments - B787 (2)	12.6	—
Workers’ compensation	8.6	—
Other	19.2	29.4

Total	$170.0	$125.6

Other liabilities
Pension obligation	$19.9	$52.7
Post-employment benefit obligation	33.8	33.6
Federal income taxes - long-term	21.6	7.2
Deferred revenue and other deferred credits	36.0	—
Other	0.5	14.7

Total	$111.8	$108.2

(1)	In 2005, unreserved sick leave of $14.2 was recorded in other liabilities. In 2006, unreserved sick leave was recorded in accrued fringe benefits.

(2)	Represents the current portion of the $600.0 advance payment received from Boeing for the B787 Supply Agreement.

18.	Segment Information

Spirit operates in three principal segments:  Fuselage Systems, Propulsion Systems and Wing Systems. Essentially all revenues in the three principal segments are with Boeing, with the exception of Wing Systems, which includes revenues from Airbus in the U.K. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services and the KIESC. The Company’s primary profitability measure to review a segment’s operating performance is operating income before unallocated corporate selling, general and administrative expenses and unallocated research and development. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments nor are they allocated in measuring the operating segments’ profitability and performance and operating margins.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

Spirit’s Fuselage Systems segment includes development, production and marketing of forward, mid- and rear fuselage sections and systems, primarily to aircraft OEMs, as well as related spares and MRO services.

Spirit’s Propulsion Systems segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers) and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services.

Spirit’s Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces) primarily to aircraft OEMs, as well as related spares and MRO services.

The Company’s segments are consistent with the organization and responsibilities of management reporting to the chief operating decision-maker for the purpose of assessing performance. The Company’s definition of segment operating income differs from operating income as presented in its primary financial statements and a reconciliation of the segmented and consolidated results is provided in the table set forth below. Most selling, general and administrative expenses (SG&A), and all interest expense/(income), related financing costs and income tax amounts are not allocated to the operating segments.

While some working capital accounts are maintained on a segment basis, much of the Company’s assets are not managed or maintained on a segmented basis. Property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, prepaid expenses, other assets and deferred taxes are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in the production of aerostructures across all segments. Work-in-process inventory is identifiable by segment, but is managed and evaluated at the program level. As there is no segmentation of the Company’s productive assets, depreciation expense (included in fixed manufacturing costs and general and administrative expenses) and capital expenditures, no allocation of these amounts has been made solely for purposes of segment disclosure requirements. Segment Data is not presented for periods prior to the Boeing Acquisition as Boeing Wichita did not maintain separate business segments.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

The following table shows segment information:

	Fiscal Year
		Period from June 17,
		2005 through
	December 31, 2006	December 29, 2005

Segment Revenues
Fuselage Systems	$1,570.0	$637.7
Propulsion Systems	887.7	372.2
Wing Systems	720.3	170.0
All Other	29.7	27.7

	$3,207.7	$1,207.6

Segment Operating Income (Loss)(1)
Fuselage Systems	$112.5	$43.7
Propulsion Systems	33.7	24.5
Wing Systems	11.8	5.1
All Other	4.3	(1.2)

	162.3	72.1
Unallocated corporate SG&A(2)	(216.5)	(138.9)
Unallocated research and development	(2.1)	(1.0)

Total operating income (loss)	$(56.3)	$(67.8)

(1)	The fiscal year 2006 operating income (loss) for Fuselage Systems, Propulsion Systems, Wing Systems, and All Other include Union Equity Plan (UEP) charges of $172.9, $103.1, $44.9, and $1.0, respectively.

(2)	Included in 2006 Unallocated corporate SG&A expenses are a fourth quarter charge of $4.0 million related to the termination of the intercompany agreement with Onex and a charge of $4.3 million related to the Executive Incentive Plan. Both of these charges relate to the Company’s IPO.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share and per hour amounts)

19.	Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31,	September 28,	June 29,	March 30,
2006	2006	2006	2006	2006

Revenues	$851.8	$829.7	$855.4	$670.8
Operating income (loss)	$(240.4)	$77.5	$56.0	$50.6
Net income (loss)	$(69.4)	$34.0	$29.7	$22.5
Earnings per share, basic	$(0.58)	$0.30	$0.26	$0.20
Earnings per share, diluted	$(0.58)	$0.28	$0.25	$0.19

	Quarter Ended
		For the Period June 17,
	December 29,	2005 through
2005	2005	September 29, 2005(a)

Revenues	$557.4	$650.2
Operating income (loss)	$(39.0)	$(28.8)
Net income (loss)	$(46.9)	$(43.4)
Earnings per share, basic	$(0.42)	$(0.38)
Earnings per share, diluted	$(0.42)	$(0.38)

(a)	Spirit AeroSystems Holdings, Inc. was incorporated in the state of Delaware on February 7, 2005 and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
The Boeing Company
Chicago, Illinois

We have audited the accompanying statements of assets and liabilities of the Wichita Division of the Boeing Commercial Airplanes Group (the “Division”) of The Boeing Company (the “Company”) as of June 16, 2005 and December 31, 2004, and the related statements of cost center activity for the period from January 1, 2005 through June 16, 2005, and for the years ended December 31, 2004 and 2003 (the “Division’s financial statements”). The Division’s financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Division is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Division’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the accompanying financial statements, the financial statements were prepared to present assets and liabilities of the Division, along with the related cost center activity, and are not necessarily indicative of the conditions that would have existed or the results of operations if the Division had been operated as a standalone company during the periods presented. Portions of certain expenses represent allocations made from, and are applicable to, the Company as a whole.

In our opinion, the Division’s financial statements present fairly, in all material respects, the assets and liabilities of the Division as of June 16, 2005 and December 31, 2004, and the cost center activity for the period from January 1, 2005 through June 16, 2005, and for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Seattle, Washington
June 27, 2006

WICHITA DIVISION
(A Business Unit of The Boeing Company)

STATEMENT OF ASSETS AND LIABILITIES

	June 16,	December 31,
	2005	2004
	(Amounts in millions)

ASSETS:
Cash	$0.8	$3.0
Accounts receivable	0.4	2.0
Inventories	487.6	524.6
Long-term assets	3.2	3.0
Property, plant, and equipment — net	528.4	511.0

Total assets	1,020.4	1,043.6

LIABILITIES:
Accounts payable	57.4	45.7
Accrued expenses	2.0	6.1
Employee vacation	40.3	47.5
Accrued employee-related expenses	7.9	8.4
KIESC minority interest	0.5	0.5

Total liabilities	108.1	108.2

NET ASSETS	$912.3	$935.4

The accompanying notes are an integral part of these financial statements.

WICHITA DIVISION
(A Business Unit of The Boeing Company)

STATEMENTS OF COST CENTER ACTIVITY

	Period from
	January 1, 2005
	through	Year Ended	Year Ended
	June 16,	December 31,	December 31,
	2005	2004	2003
	(Amounts in millions)

COST OF PRODUCTS TRANSFERRED:
Labor	$326.6	$688.8	$733.9
Material	503.0	885.1	821.6
Overhead and nonlabor	334.3	500.4	508.4

Total cost of products transferred	1,163.9	2,074.3	2,063.9

PROVISION OF ENERGY SERVICES — Net	(0.2)	—	—
PERIOD EXPENSES:
General and administrative	79.7	155.1	116.7
Internal application development	11.0	18.1	17.3
757 production phase out	—	—	10.3

Total period expenses	90.7	173.2	144.3

TOTAL INCURRED AND ALLOCATED COSTS OF THE WICHITA DIVISION	$1,254.4	$2,247.5	$2,208.2

The accompanying notes are an integral part of these financial statements.

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS
JUNE 16, 2005 AND DECEMBER 31, 2004 AND 2003
(Amounts are in millions unless otherwise indicated)

1.	BASIS OF PRESENTATION

The Wichita Division (“Division”), which is not a separate legal entity, is operated as a cost center within the Boeing Commercial Airplanes Group (“BCA”) of The Boeing Company (“Boeing”). The Division includes the manufacturing operations of BCA located in Wichita, Kansas; Tulsa, Oklahoma, and McAlester, Oklahoma, along with certain assets and operations of the Shared Services Group (“SSG”) of Boeing. The Division has historically been an internal supplier of parts and assemblies to the 737, 747, 757, 767, and 777 Airplane Programs of BCA, with very few sales to third-party customers. The Division has also been selected as a supplier to the 787 Airplane Program currently under development by Boeing. These financial statements, hereafter referred to as the “Financial Statements,” reflect the standalone financial statements of the Division. Certain amounts in these financial statements have been allocated from Boeing’s financial statements. Allocations are generally based on the specific identification of costs, assets and liabilities, as well as on headcount and direct labor dollars where specific attribution is not practical. The General and Administrative (“G&A”) expense included in these statements is an allocation of Boeing Corporate (“Corporate”), SSG and BCA G&A expense (collectively “Boeing G&A”).

Management believes these allocations are reasonable, but may not be indicative of costs that would have been incurred had the Division been operated as a standalone business.

Most support function costs represent allocations to the Division. However, there is a portion of these support functions that occur at the Division, for example, general management, human resources, and finance that provide support directly to product-related organizations.

Boeing entered into an Asset Purchase Agreement (“APA”) dated February 22, 2005, as revised June 15, 2005, to sell the Division to Mid-Western Aircraft Systems, Inc. (“Mid-Western”), an indirect majority-owned subsidiary of Onex Partners L.P. The accompanying financial statements have been prepared with reference to this agreement and present assets and liabilities as well as a statement of cost center activities. The accompanying financial statements may not be indicative of the conditions that would have existed or the results of operations if the Division had been operated as a standalone company during the periods presented.

On June 16, 2005, Boeing completed the sale of substantially all of the assets at BCA’s facilities in Wichita, Kansas and Tulsa and McAlester, Oklahoma under the APA to Mid-Western, which was subsequently named Spirit Aerosystems, Inc. (Spirit). Transaction consideration given to Boeing included cash of approximately $900, together with the transfer of certain liabilities and the establishment of long-term supply agreements. All assets and liabilities presented in these financial statements were included in the sale.

Statements of cash flows have not been presented as the Division participated in Boeing’s centralized cash management systems and all its cash management activities were funded by Boeing. Other than cash on hand to meet immediate cash requirements the Division’s cash flow information is estimated in Note 9 using a change in net working capital.

Transactions with Boeing — Transactions with Boeing were conducted on a noncash basis, and generally involved performance under intracompany arrangements between the Division and Boeing.

Certain costs were incurred by Boeing on the Division’s behalf. To the extent practical, these costs are discretely transferred to the Division, but in some cases an allocation methodology is used to transfer the costs to the Division. These costs fall into three major categories and all such costs have been included in these financial statements.

The first category represents costs directly related to the activities of the Division, which were incurred by Boeing and transferred to the Division for administrative purposes including payroll, accounts payable, travel and

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — Continued

employee benefits such as pension costs, and medical coverage. These costs are primarily included in “Cost of Products Transferred” and the balance included in “Period Expenses.”

A second category of costs incurred by Boeing on the Division’s behalf represented the purchase of parts from Boeing that are incorporated into the products of the Division. The cost of these parts is treated the same as the cost of parts acquired from third parties and is included in “Cost of Products Transferred.”

The third category of costs incurred by Boeing on the Division’s behalf are either general and administrative or relate to support services provided by Boeing for the benefit of the Division. These costs, except for those identified as G&A, are included in “Cost of Products Transferred.” These allocated costs are described in detail below. The following table reconciles total G&A and Internal Application Development (“IAD”) reported on the Statement of Cost Center Activity to the detailed cost tables that follow. IAD costs are certain costs incurred at the Division to improve processes or internal applications rather than product.

Table (1)

	Period
	1/1/2005
	through	Year Ended	Year Ended
Incurring Org and Description	6/16/2005	2004	2003

Allocated WHQ — G&A	$15.9	$31.2	$31.7
Allocated WHQ — Share-Based Plans	20.1	19.4	8.9
Allocated WHQ — Share-Value Trust	2.0	3.9	4.0
Allocated BCA G&A	26.7	53.2	46.9
SSG G&A included in SSG Support Allocations (below)	5.5	29.6	30.0
Division Incurred — G&A	9.5	17.8	(4.8)

Total Division G&A Expense	$79.7	$155.1	$116.7

Table (2)

	Period
	1/1/2005
	through	Year Ended	Year Ended
Incurring Org and Description	6/16/2005	2004	2003

Division Incurred — IAD (A period expense on the Statement of Cost Center Activity)	$17.3	$18.1	$11.0

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — Continued

Support Allocations — Boeing provides certain services to the Division and pays for certain expenditures on its behalf. The following table summarizes and describes the approximate amounts billed to the Division.

Table (3)

	Period
	1/1/2005
	through	Year Ended	Year Ended
Incurring Org and Description	6/16/2005	2004	2003

BCA — CAD/ CAM and Other	$4.9	$4.3	$2.1
SSG — Workplace Services	114.6	233.4	212.9
SSG — Information Technology Services	25.1	46.3	54.3
SSG — Administrative Services	21.2	41.9	42.8

Total Support Allocations (including SSG G&A)	165.8	325.9	312.1
Less SSG G&A Allocations included in Cost Allocation Table(1) above	5.5	29.6	30.0

Total SSG Costs and BCA CAD/ CAM and Other included in Division Cost of Products Transferred	$160.3	$296.3	$282.1

BCA Computer Aided Design (“CAD”), BCA Computer Aided Manufacturing (“CAM”), and other cost allocated include calibration and certification costs and computer-aided design costs.

SSG costs (including an element of SSG-incurred G&A) were allocated to the Division based on SSG’s cost collection and cost allocation processes which are primarily based on pooling of common costs and allocating pooled costs based on a measure of usage. SSG Workplace Services includes the cost of providing facilities, food, mail and in-plant transportation services, security and fire protection, technical services and safety, health, and environmental affairs. SSG Information Technology Services includes business systems and computing and network operations. SSG Administrative Services includes external transportation services, enterprise human resource management, payroll services and learning, training, and development. An estimate of the SSG G&A included in the above support allocations were recorded by the Division as period expense in accordance with established Boeing-wide practice. The remaining SSG-related amounts as well as the BCA CAD/CAM allocations were included in the Overhead and nonlabor portion of Cost of Products Transferred.

In 2005, SSG revised its methodology for allocating G&A costs. As a result of the revision, the January 1 through June 16, 2005 SSG G&A Allocations amount recorded was $5.5 rather than $14.8.

Period Expenses Incurred at the Division — These costs are not inventoriable costs and therefore are not included in Costs of Products Transferred.

Table (4)

	Period
	1/1/2005
	through	Year Ended	Year Ended
Incurring Org and Description	6/16/2005	2004	2003

Division Incurred — G&A (Included in Table(1))	$9.5	$17.8	$(4.8)
Division Incurred — IAD (Included in Table(2))	11.0	18.1	17.3

Total	$20.5	$35.9	$12.5

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — Continued

Division G&A costs are incurred at the Division and include salaries and costs associated with G&A-type functions such as site financial accounting. IAD costs are costs incurred at the Division to improve processes or internal applications rather than products.

Period Expense Incurred by Boeing not Billed or Incurred at the Division — For purposes of these statements, certain costs have been allocated to the Division. These costs have not been billed to or incurred by, nor is the Division obligated to pay for these costs in the past or in the future. These allocations are conducted on a noncash basis and generally involve the performance of corporate-wide functions that have no direct relationship to the Division’s cost center activities. These costs are included in the total Division G&A expense (see Table 1).

Table (5)

	Period
	1/1/2005
	through	Year Ended	Year Ended
Incurring Org and Description	6/16/2005	2004	2003

Corporate — G&A	$15.9	$31.2	$31.7
Corporate — Share-Based Plans	20.1	19.4	8.9
Corporate — Share-Value Trust	2.0	3.9	4.0
BCA — G&A	26.7	53.2	46.9

Total Period Expense incurred by Boeing not billed or incurred	$64.7	$107.7	$91.5

Corporate costs allocated include centralized services such as government affairs, legal, tax, office of internal governance, international relations, communications and advertising, CEO and staff, investor relations, and miscellaneous liability, property, and foreign insurances. Corporate Share-Based plans and Share-Value Trust are described in Note 8 below.

BCA G&A costs allocated include business operations, sales and marketing, contracts, finance, communications, and BCA office of the president.

2.	Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements of the Division include the accounts of the majority-owned interest in Kansas Industrial Energy Supply Company (“KIESC”). The KIESC (formerly known as Wichita Gas Utility) arrangement has been in place since 1980. It was formed to purchase gas directly from the gas suppliers rather than through the city of Wichita. The current arrangement gives participants in KIESC more control over their cost. The agreement between the participating companies is titled “Tenants-in-Common Management Agreement.” It designates the arrangement as a tenancy in common and stipulates that nothing in the agreement should be construed as creating a joint venture, association, or partnership. All assets are owned in common. Nothing can be severed in a way that hurts the other tenants. Each tenant is prohibited from selling or assigning their interest to another party without the approval of the other tenants. The Division owned 79% of all outstanding interests and considered that a controlling share. 100% of KIESC’s results have been consolidated in these financial statements. Accordingly, the Division’s intercompany profits, transactions, and balances have been eliminated with the consolidation of KIESC. The result of KIESC income and expense is shown as Provision of Energy Services, Net. 77.77% of KIESC was sold on June 16, 2005 in connection with the transaction, with the

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — Continued

remainder retained by Boeing to support Boeing’s remaining operations in Wichita, Kansas. KIESC’s net assets are shown below:

Table (6)

	Period
	1/1/2005
	through
Incurring Org and Description	6/16/2005	12/31/04

KIESC Total Net Assets	$2.7	$2.2

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that directly affect the amounts reported in the financial statements. Actual results could differ from those estimates.

Cost of Products Transferred — As a cost center to the BCA Airplane Programs, the Division does not have sales to parties other than Boeing. For purposes of these financial statements, the Division recognizes cost of products transferred in an amount equal to the cost assigned. Through May 31, 2005, the Wichita Site Cost of Products Transferred was recognized when completed parts and assemblies were received or the scheduled receipt date occurred at BCA Airplane Program’s Final Assembly Areas. On June 1, 2005 this treatment changed to reflect the provisions of the supply agreement that was to be implemented post-divestiture. From June 1, 2005 to June 16, 2005, the Wichita Site Cost of Products Transferred was recognized when completed parts and assemblies were shipped from the Wichita plant. The Tulsa and McAlester Sites Cost of Products Transferred is recognized when completed parts and assemblies are shipped from the site. Costs of Products Transferred also includes costs assigned to programs as incurred, for support of non-recurring activities performed on behalf of the programs. Non-recurring support refers to activities like design or design and build of tooling. 787 design activities included in Division Cost of Products Transferred totals $65.6 for the period from January 1, 2005 through June 16, 2005.

Cost of Products Transferred consists of material, labor, nonlabor, and site overhead, which includes fringe benefits, production-related indirect and plant management salaries, and plant services. Labor cost includes direct and indirect labor, related fringe costs, and labor bonuses. Fringe benefit allocations are based on a rate applied to labor dollars. The rate includes elements such as vacation, holiday, sick leave, medical, pension, and postretirement medical.

Nonlabor costs included in overhead include cost of shop supplies, travel, software licensing, equipment depreciation, perishable tools, and cost allocations (see “Transactions with Boeing” above).

Cash — Cash primarily consists of balances maintained by the Division’s consolidated interest in KIESC. The Division participates in Boeing’s centralized cash management systems. Accordingly, the financial statements exclude cash, debt, interest income, and interest expense maintained in the centralized cash management systems.

Accounts Receivable — Accounts receivable consist of amounts on KIESC books due from third parties and are stated at the amount billed to customers, plus any accrued and unpaid interest. An allowance is provided for based upon a review of outstanding receivables, historical collection information, and existing economic conditions.

Inventories — Inventories consist of raw materials and work in process (“WIP”). Finished goods are shipped immediately upon completion. Costs of raw materials and component parts that are identified as obsolete or surplus, including a provision for anticipated amounts, are included as a cost of products transferred.

The Division’s Wichita site in-process inventories are stated at the cost of products based on the stage of completion within production. The individual elements of inventory (e.g., raw material, WIP, and production stores)

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — Continued

are valued using a standard cost methodology with any resulting variances to the standard allocated monthly to cost of products transferred.

The Division’s Tulsa/McAlester sites in-process inventories are stated at the cost of products based on the stage of completion within production. Raw materials are valued based on an average cost method. Commercial Airplane Program’s WIP inventory is valued based on total actual incurred costs for a block of aircraft, less the billed amount. The billed amount is calculated based on the average unit cost of an end-item (e.g., 737 Slats/ Flaps) for a block of aircraft based on the Estimate at Completion.

Long-Term Assets — Long-term assets consists of amounts on the KIESC books for investments in marketable securities. KIESC has the positive intent and ability to hold these until maturity. They are valued at historical cost, adjusted for amortization of premiums and accretion of discounts computed by the level-yield method.

Property, Plant, and Equipment — Property, plant, and equipment are recorded at cost, including applicable construction-period interest, less accumulated depreciation, and are depreciated principally over the following estimated useful lives: new buildings and land improvements, from 10 to 40 years; and new machinery and equipment, from 3 to 20 years. The principal methods of depreciation are as follows: buildings and land improvements, 150% declining balance; and machinery and equipment, sum-of-the-years’ digits. The Division periodically evaluates the appropriateness of remaining depreciable lives assigned to long-lived assets subject to a management plan for disposition.

The Division reviews long-lived assets, which includes property, plant, and equipment, for impairments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Long-lived assets held for sale are stated at the lower of cost or fair value, less cost to sell. Long-lived assets held for use are subject to an impairment assessment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the carrying value is no longer recoverable based upon the undiscounted future cash flows of the asset, the amount of the impairment is the difference between the carrying amount and the fair value of the asset.

757 Production Phase Out — On October 16, 2003, Boeing announced that production of the 757 would end with the final aircraft to be produced in late 2004. This resulted in a Division charge to Period Expenses incurred for the year ended December 31, 2003, of $10.3, $3.5 related to vendor penalties and $6.8 related to obsolete and excess inventory. The vendor penalties are expected to be settled in cash by the end of 2006. The related liabilities are excluded from the Statement of Assets and Liabilities as they were not assumed in the acquisition.

Income Taxes — Boeing does not allocate income tax expense and related assets and liabilities to the Division. In accordance with the APA, the Statement of Net Assets and Liabilities does not include assets and liabilities related to income tax. Accordingly, the Statement of Cost Center Activity does not reflect the effect of income taxes.

Leases — The Division has entered into contracts, having noncancelable lease terms in excess of one year, for operating leases requiring future rental payments.

Pension and Postretirement Benefits Plan — The Division participates in various pension plans sponsored by Boeing which cover substantially all employees. Discrete, detailed information concerning costs of these plans is not available for the Division but is part of the Overhead and nonlabor costs allocated by Boeing and included in the Cost of Products Transferred. The assets and obligations under these plans are not separately identifiable for the Division.

Boeing also provides certain other postretirement benefit plans other than pensions which consist principally of health care coverage for eligible retirees. Discrete, detailed information concerning costs of these plans is not available for the Division but is part of the Overhead and nonlabor costs allocated by Boeing and included in the

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — Continued

Cost of Products Transferred. The assets and obligations under these plans are not separately identifiable for the Division.

Share-Based Plans — Division employees participate in certain of Boeing’s share-based compensation plans. In these financial statements, the share-based plan expenses are accounted for under SFAS 123R, Share-Based Payment (“SFAS 123R”) as of January 1, 2005, and under SFAS No. 123, Accounting for Stock-Based Compensation, for periods prior to January 1, 2005.

3.	STANDARDS ISSUED AND NOT YET IMPLEMENTED

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, Inventory Costs — an amendment of ARB No. 43. This Standard requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current period charges. Additionally, it requires that fixed production overhead costs be allocated to inventory based on the normal capacity of the production facility. The provisions of this Standard apply prospectively and are effective for inventory costs incurred after January 1, 2006. While the Division believes this Standard will not have a material effect on its financial statements, the impact of adopting these new rules is dependent on events that could occur in future periods, and as such, an estimate of the impact cannot be determined until the event occurs in future periods.

4.	INVENTORIES

Inventories are summarized as follows for the periods ending:

	Period
	1/1/2005
	through
	6/16/2005	12/31/2004

Raw materials	$213.5	$209.1
Work in process	274.1	315.5

Inventories	$487.6	$524.6

5.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are summarized as follows for the periods ending:

	Period
	1/1/2005
	through
	6/16/2005	12/31/2004

Land	$5.0	$7.4
Buildings	709.5	718.2
Machinery and equipment	1,331.7	1,371.8
Construction in progress	63.5	15.1
Less accumulated depreciation	(1,581.3)	(1,601.5)

Property, plant, and equipment — net	$528.4	$511.0

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — Continued

Depreciation expense, which is included in Cost of Products Transferred, is as follows for the periods ending:

	Period
	1/1/2005		Year
	through	Year Ended	Ended
	6/16/2005	2004	2003

Depreciation expense	$40.3	$90.7	$97.4

Interest capitalized as construction-period property, plant, and equipment costs is as follows for the periods ending:

	Period
	1/1/2005		Year
	through	Year Ended	Ended
	6/16/2005	2004	2003

Interest capitalized	$2.1	$4.9	$3.2

6.	COMMITMENTS

Lease — Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated approximately $18.7 at June 16, 2005 and are payable as follows:

Future Minimum Payments

6/17/05-12/31/05	$3.0
2006	4.3
2007	2.4
2008	2.2
2009	1.4
2010	0.6
Thereafter	4.8

Total rent expense was approximately as follows:

	Period
	1/1/2005		Year
	through	Year Ended	Ended
	6/16/2005	2004	2003

Total rent expense	$4.3	$9.7	$9.8

7.	PENSION AND POSTRETIREMENT BENEFITS

The Division participates in various pension and postretirement plans sponsored by Boeing which cover substantially all employees. Discrete, detailed information concerning costs of these plans is not available for the Division but is part of the Overhead and nonlabor costs allocated by Boeing and included in the Cost of Products Transferred. The assets and obligations under these plans are not separately identifiable for the Division.

The amounts below represent total Boeing balances. Note that Boeing uses a September 30 measurement date for its pension plans.

	Year Ended	Year Ended
	9/30/05	9/30/04

Pension plan assets	$43,484	$38,977
Pension plan benefit obligation	45,183	42,781

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — Continued

Boeing also provides certain other postretirement benefits other than pensions which consist principally of health care coverage for eligible retirees. Discrete, detailed information concerning costs of these plans is not available for the Division but is part of the Overhead and nonlabor costs allocated by Boeing and included in the Cost of Products Transferred. The assets and obligations under these plans are not separately identifiable for the Division.

The amounts below represent total Boeing balances. Note that Boeing uses a September 30 measurement date for its postretirement plans.

	Year Ended	Year Ended
	9/30/05	9/30/04

Postretirement benefits plan assets	$82	$72
Postretirement benefit obligation	8,057	8,135

8.	SHARE-BASED PLANS

Share-Based Plans — The following is a discussion of share-based compensation plans. Qualifying Division employees may retain eligibility under provisions of these plans going forward. Under the provisions of the APA, Boeing will retain these obligations. Division employees participate in certain of Boeing’s share-based compensation plans. In these financial statements, the share-based plan expenses are accounted for under SFAS 123R, as of January 1, 2005, using the modified prospective method, and under SFAS No. 123 for periods prior to January 1, 2005. The share-based plans are described below. Share-based plan expense allocated to the Division is included in the Statement of Cost Center Activity as a Period Expense classified as G&A.

Performance Shares — Performance Shares are stock units that are convertible to Boeing common stock contingent upon Boeing’s stock price performance. If, at any time up to five years after award, Boeing’s stock price reaches and maintains a price equal to 161.0% of the Boeing’s stock issue price at the date of the award (representing a growth rate of 10% compounded annually for five years), 25% of the Performance Shares awarded are convertible to Boeing common stock. Likewise, at stock prices equal to 168.5%, 176.2%, 184.2%, 192.5%, and 201.1% of the Boeing stock price at the date of award, the cumulative portions of awarded Performance Shares convertible to Boeing common stock are 40%, 55%, 75%, 100%, and 125%, respectively. Performance Shares awards not converted to Boeing common stock expire five years after the date of the award; however, the Compensation Committee of the Boeing Board of Directors may, at its discretion, allow vesting of up to 100% of the target Performance Shares if Boeing’s total shareholder return (stock price appreciation plus dividends) during the five-year performance period exceeds the average total shareholder return of the S&P 500 over the same period.

Beginning with the 2003 grants, all new Performance Shares awarded are subject to different terms and conditions from those issued prior to 2003. If at any time up to five years after award Boeing’s stock price reaches and maintains for 20 consecutive days a price equal to a cumulative growth rate of 40% above the grant price, 15% of the Performance Shares awarded are convertible to common stock. Likewise, at cumulative growth rates above the grant price equal to 50%, 60%, 70%, 80%, 90%, 100%, 110%, 120%, and 125%, the cumulative portion of awarded shares convertible to Boeing common stock are 30%, 45%, 60%, 75%, 90%, 100%, 110%, 120%, and 125%, respectively. Performance Share awards not converted to Boeing common stock expire five years after the date of the award. In the event all stock price hurdles have not been met at the end of the performance period, unvested shares may vest based on Boeing’s Total Shareholder Return (“TSR”) performance relative to the S&P 500. If less than 125% of the grant has vested at the end of the five-year performance period, an award formula will be applied to the initial grant based on the percentile rank of Boeing’s TSR relative to the S&P 500. This can result in a vesting of the Performance Shares award up to a total of 125% and only applies if (1) Boeing’s total shareholder return during the five-year performance period meets or exceeds the median total shareholder return of the S&P 500 over the same period and (2) total shareholder return is in excess of the five-year Treasury Bill rate at the start of the

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — Continued

five-year period. The Division was allocated share-based expense amounts calculated based on SFAS No. 123 for Performance Share awards granted to employees of the Division. The allocated share-based plans expense, which is included in Period Expense as G&A in the Statement of Cost Center Activity, was approximately as follows:

	Period
	1/1/2005
	through	Year Ended	Year Ended
	6/16/2005	2004	2003

Performance shares	$17.1	$18.5	$8.3

ShareValue Trust — The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds Boeing common stock, receives dividends, and distributes to employees appreciation in value above a 3% per annum threshold rate of return. As of December 31, 2004, the Trust held 38,982,205 shares of Boeing common stock, split between two funds, “fund 1” and “fund 2.”

The Division was allocated ShareValue Trust expense based upon headcount at the Division. The allocated ShareValue Trust expense, which is included in Period Expenses as G&A in the Statement of Cost Center Activity, was approximately as follows:

	Period
	1/1/2005
	through	Year Ended	Year Ended
	6/16/2005	2004	2003

Share-value trust	$2.0	$3.9	$4.0

Other Share-Based Compensation — Boeing offers employees stock awards, at no cost to the employee, under its Career Shares, Learning Together, and Engineering Technical Fellows stock programs. Additionally, Boeing common stock is issued or interest is accrued to certain Boeing employees electing deferrals under certain share-based compensation or salary deferral plans. The Division was allocated Other Share-Based Compensation expense based upon headcount at the Division. The allocated Other Share-Based Compensation expense, which is included in Period Expenses as G&A in the Statement of Cost Center Activity, was approximately as follows:

	Period
	1/1/2005
	through	Year Ended	Year Ended
	6/16/2005	2004	2003

Other share-based plan totals	$3.0	$0.9	$0.6

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — Continued

9.	CASH FLOW INFORMATION

As a cost center, the Division’s cash funding activities were managed and funded by Corporate. The Division’s cash impacts are estimated below using a change in net working capital approach:

	Period
	1/1/2005
	through	Year Ended	Year Ended
	6/16/2005	2004	2003

Cash flow from operating activities:
Intercompany cost of products transferred	$(1,163.9)	$(2,074.3)	$(2,063.9)
Period expenses	(90.7)	(173.2)	(144.3)
Net energy services	0.2	0.0	0.0
Depreciation	40.3	90.7	97.4
Changes in working capital:
Cash (KIESC)	(2.2)	(0.6)	2.3
Accounts receivable	1.6	0.0	(0.4)
Inventories	37.0	4.8	5.7
Prepaid expenses	0.0	0.3	(0.2)
Accounts payable	11.7	(11.5)	14.6
Accrued expenses	(4.1)	(1.9)	3.5
Employee vacation	(7.2)	0.8	0.4
Accrued employee related expenses	(0.5)	—	3.1

Net cash used by operating activities	(1,177.8)	(2,164.9)	(2,081.8)
Investing activities:
Capital expenditures	(48.2)	(54.4)	(43.3)

Net cash impact	$(1,226.0)	$(2,219.3)	$(2,125.1)

10.	SIGNIFICANT CONCENTRATIONS OF RISK

For all of the periods covered by these financial statements, all of the Division’s product transfers were to Boeing Programs. The Division is subject to both operational and external business environment risks. Operational risks that can disrupt the ability to make timely delivery of commercial jet aircraft components and assemblies and meet contractual commitments include execution of internal performance plans, product performance risks associated with regulatory certifications by the U.S. government, other regulatory uncertainties, collective bargaining disputes, performance issues with key suppliers and subcontractors, and the cost and availability of energy resources, such as electrical power. Aircraft programs, particularly new aircraft models, face the additional risk of pricing pressures and cost management issues inherent in the design and production of complex products. External business environment risks include adverse governmental import and export policies, factors that result in significant and prolonged disruption to air travel worldwide, and other factors that affect the economic viability of the commercial airline industry. Examples of factors relating to external business environment risks include the volatility of aircraft fuel prices, global trade policies, worldwide political stability and economic growth, acts of aggression that impact the perceived safety of commercial flight, escalation trends inherent in pricing, and a competitive industry structure which results in market pressure to reduce product prices. As of June 16, 2005, the principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM) representing 51% of the Division employees; the Society of Professional Engineering Employees (SPEEA) representing 34% of the Division employees; The United Automobile, Aerospace, and Agricultural

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — Continued

Implement Workers of America representing 9% of the Division employees. At the end of June 16, 2005, all Division employees left the Boeing payroll as a result of the sale of the Division to Mid-Western and are no longer working under the terms and conditions of the Boeing labor agreements. Employees who transferred to Mid-Western were covered by their labor agreements or employment practices, if no labor agreement was in place.

11.	CONTINGENCIES

The Division is subject to federal and state requirements for protection of the environment, including those for discharge of hazardous materials and remediation of contaminated sites. The costs incurred and expected to be incurred have not had, and are not expected to have, a material adverse impact.

The provisions of the APA specifically exclude the assumption of environmental liabilities relating to conditions existing on or prior to June 16, 2005 and also exclude liabilities arising from any environmental proceedings pending as of June 16, 2005, as well as any proceeding commenced after June 16, 2005 to the extent arising out of or relating to any act or omission occurring on or prior to the closing date.

Also, the provisions of the APA specifically exclude liabilities arising out of any proceedings pending as of June 16, 2005 or that arise after June 16, 2005 to the extent the matter relates to an act or omission that occurred prior to June 16, 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls as of December 31, 2006 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

We are not currently required to evaluate our internal control over financial reporting in the same manner that is currently required of certain public companies, nor have we performed such an evaluation. Such an evaluation would include documentation of internal control activities and procedures over financial reporting, assessment of design effectiveness of such controls and testing of operating effectiveness of such controls which could result in the identification of material weaknesses in our internal control over financial reporting.

Prior to the Boeing Acquisition, Boeing Wichita relied on Boeing’s shared services group for certain business processes associated with its financial reporting including treasury, income tax accounting and external reporting. Since the Boeing Acquisition, we have had to develop these and other functional areas as a stand alone entity including the necessary processes and internal control to prepare our financial statements on a timely basis in accordance with U.S. GAAP.

Generally accepted auditing standards define a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In connection with the issuance of our December 29, 2005 and June 29, 2006 financial statements in the third quarter of 2006, we concluded that we had a material weakness in our internal control over financial reporting as described below.

•	We did not maintain effective controls over our determination of the fair values ascribed for financial reporting purposes to stock compensation awards granted to our employees and directors through June 29, 2006 in accordance with SFAS No. 123(R), Share Based Payment. Specifically, we did not properly estimate the fair values of these awards in determining the accuracy of our stock compensation expense under SFAS No. 123(R). This control deficiency resulted in a restatement of our financial results as of December 29, 2005 and June 29, 2006 and for the periods then ended to adjust selling, general and administrative expenses, income taxes and equity accounts as well as our earnings per share and stock compensation financial statement disclosures.

During the third quarter of 2006, we began to remediate the material weakness associated with determining the fair value of our stock compensation awards. These remediation efforts included the development of a valuation methodology and corresponding model to determine the fair value of our underlying equity on a per share basis at each of our equity award grant dates. In addition, we have implemented additional corporate accounting oversight, monitoring and review procedures to validate the fair values and resulting stock compensation expense to be recorded in accordance with SFAS No. 123(R). As a result, we believe that this material weakness has been remediated.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2006, other than the remediation efforts described above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information concerning the directors of Spirit AeroSystems Holdings, Inc. will be provided in Spirit’s proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Information concerning the executive officers of Spirit is included in Part I of this Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Act of 1934 will be provided in Spirit’s proxy statement for its 2007 annual meeting of stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

The Company has adopted a Code of Ethics that applies to the Company’s Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and persons performing similar functions. A copy of the Code of Ethics is available on the Company’s website at www.spiritaero.com under the “Investor Relations” link, and any waiver from the Code of Ethics will be timely disclosed on the Company’s website as will any amendments to the Code of Ethics.

Item 11.	Executive Compensation

Information concerning the compensation of directors and executive officers of Spirit AeroSystems Holdings, Inc. will be provided in Spirit’s proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the ownership of Spirit equity securities by certain beneficial owners and by management will be provided in Spirit’s proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will be provided in Spirit’s proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accounting fees and services will be provided in Spirit’s proxy statement for its 2007 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
3.1	Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-135486), filed October 30, 2006, Exhibit 3.1
3.2	Amended and Restated By-Laws of Spirit AeroSystems Holdings, Inc.	Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-135486), filed October 30, 2006, Exhibit 3.2
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.2	Form of Class B Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.2
4.3	Investor Stockholders Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Onex Partners LP and the stockholders listed on the signature pages thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.3
4.4	Registration Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and the persons listed on Schedule A thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.4
10.1	Employment Agreement, dated June 16, 2005, between Jeffrey L. Turner and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.1
10.2	Employment Agreement, dated August 3, 2005, between Ulrich Schmidt and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.2
10.3	Employment Agreement, dated September 13, 2005, between Spirit AeroSystems, Inc. and H. David Walker	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.3
10.4	Employment Agreement, dated December 28, 2005, between Spirit AeroSystems, Inc. and John Lewelling	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.4

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

10.5	Employment Agreement, dated December 30, 2005, between Spirit AeroSystems, Inc. and Janet S. Nicolson	Registration Statement on Form S-1 (File No. 333-135486), filed August 29, 2006, Exhibit 10.5
10.6	Employment Agreement, dated March 20, 2006, between Spirit AeroSystems (Europe) Limited and Neil McManus	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.6
10.7	Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) Executive Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.7
10.8	Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) Supplemental Executive Retirement Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.8
10.9	Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) Short Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.9
10.10	Spirit AeroSystems Holdings, Inc. Long-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.10
10.11	Spirit AeroSystems Holdings, Inc. Cash Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.11
10.12	Spirit AeroSystems Holdings, Inc. Union Equity Participation Program	Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-135486), filed October 30, 2006, Exhibit 10.12
10.13	Spirit AeroSystems Holdings, Inc. Director Stock Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.13
10.14	Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14
10.15	Intercompany Agreement, dated June 30, 2005, between Onex Partners Manager L.P. and Spirit AeroSystems, Inc.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.15
10.16	Consulting Agreement, dated as of February 25, 2005, between Gephardt and Associates LLC and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.).	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.16
10.17	Amended and Restated Credit Agreement, dated as of July 20, 2005, by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, the guarantors party thereto, Citicorp North America, Inc. and the other lenders party thereto.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.17

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

10.18	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of December 11, 2005, by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, the guarantors party thereto, Citicorp North America, Inc. and the other lenders party thereto.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.18
10.19	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of March 31, 2006, by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, the guarantors party thereto, Citicorp North America, Inc. and the other lenders party thereto.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.19
10.20	Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and Citicorp North America, Inc., as collateral agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.20
10.21	Credit Agreement, dated as of June 16, 2005, by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, the other guarantor party thereto, and The Boeing Company.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.21
10.22	Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Spirit AeroSystems Finance, Inc. (f/k/a Mid-Western Aircraft Finance, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and The Boeing Company, as agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.22

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

10.23	Special Business Provisions (Sustaining), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.23
10.24	General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.25	Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25
10.26	Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26
10.27	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27
10.28	Spirit AeroSystems Holdings, Inc. Long Term Incentive Plan	Registration Statement on Form S-1/A (File No. 333-135486), filed November 6, 2006, Exhibit 10.28
10.29	Amendment to the Amended and Restated Credit Agreement, dated as of November 27, 2006, by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc., (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, the guarantor party thereto, Citicorp North America, Inc. and the other lenders party thereto.	Current Report on Form 8-K (File No. 001-33160), filed December 1, 2006, Exhibit 10.1
10.30	Second Amended and Restated Credit Agreement by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), the guarantor party thereto, Citicorp North America, Inc. and the other lenders party thereto.	Current Report on Form 8-K (File No. 001-33160), filed December 1, 2006, Exhibit 10.2
14.1	Code of Ethics	Filed herewith
(i) Spirit Code of Conduct
(ii) Spirit Finance Code of Professional Conduct
21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

23.2	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Wichita, State of Kansas on March 2, 2007.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

By:	/s/ Ulrich Schmidt
Ulrich Schmidt
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Turner Jeffrey L. Turner	President and Chief Executive Officer (Principal Executive Officer)	March 2, 2007

/s/ Ulrich Schmidt Ulrich Schmidt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2007

/s/ Daniel R. Davis Daniel R. Davis	Corporate Controller (Principal Accounting Officer)	March 2, 2007

/s/ Ivor Evans Ivor Evans	Director	March 2, 2007

/s/ Paul Fulchino Paul Fulchino	Director	March 2, 2007

/s/ Richard Gephardt Richard Gephardt	Director	March 2, 2007

/s/ Robert Johnson Robert Johnson	Director	March 2, 2007

/s/ Ronald Kadish Ronald Kadish	Director	March 2, 2007

/s/ Cornelius McGillicuddy, III Cornelius McGillicuddy, III	Director	March 2, 2007

Signature	Title	Date

/s/ Seth Mersky Seth Mersky	Director	March 2, 2007

/s/ Francis Raborn Francis Raborn	Director	March 2, 2007

/s/ Nigel Wright Nigel Wright	Director	March 2, 2007

SCHEDULE II — Valuation and Qualifying Accounts

	Balance	Charge to	Write-offs			Balance
	December 29,	Costs and	Net of	Purchased	Exchange	December 31,
	2005	Expenses	Recoveries	Reserves(1)	Rate	2006

Tax valuation	$47.1	$(47.1)	$—	$—	$—	$—
Inventory — obsolete and surplus	16.8	(3.2)	(0.1)	1.5	0.2	15.2
Warranties	0.9	5.6	—	2.8	0.3	9.6
Allowance for doubtful accounts	0.6	—	—	—	—	0.6

(1)	Related to the BAE Acquisition

II-1