Form 10-Q
period 2007-03-29
Spirit AeroSystems Holdings, Inc.
filed 2007-05-07
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of April 30, 2007, the registrant had outstanding 68,159,104 shares of class A common stock, $0.01 par value per share and 71,446,595 shares of class B common stock, $0.01 par value per share.

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements
Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 29, 2007	March 30, 2006
	($ in millions, except per share data)
Net revenues	$954.1	$670.8
Operating costs and expenses
Cost of sales	794.8	533.0
Selling, general and administrative	45.1	44.8
Research and development	10.4	42.4

Total costs and expenses	850.3	620.2
Operating income	103.8	50.6
Interest expense and financing fee amortization	(8.9)	(11.2)
Interest income	7.7	7.1
Other income, net	2.0	1.4

Income before income taxes	104.6	47.9
Income tax expense	(34.8)	(25.4)

Net income	$69.8	$22.5

Earnings per share
Basic	$0.54	$0.20
Diluted	$0.50	$0.19
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 29,	December 31,
	2007	2006
	($ in millions)
Current assets
Cash and cash equivalents	$157.3	$184.3
Accounts receivable, net	256.8	200.2
Other receivable	59.0	43.0
Inventory, net	947.0	882.2
Income tax receivable	—	21.7
Other current assets	78.1	89.1

Total current assets	1,498.2	1,420.5
Property, plant and equipment, net	841.0	773.8
Long-term receivable	170.0	191.5
Pension assets	215.4	207.3
Other assets	115.5	129.1

Total assets	$2,840.1	$2,722.2

Current liabilities
Accounts payable	$357.6	$339.1
Accrued expenses	185.8	198.5
Current portion of long-term debt	24.9	23.9
Other current liabilities	21.2	8.2

Total current liabilities	589.5	569.7
Long-term debt	590.2	594.3
Advance payments	600.5	587.4
Other liabilities	124.6	111.8
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 68,159,104 and 63,345,834 issued and outstanding, respectively	0.7	0.6
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 71,446,595 and 71,351,347 shares issued and outstanding, respectively	0.7	0.7
Additional paid-in capital	867.2	858.7
Accumulated other comprehensive income	70.4	72.5
Accumulated deficit	(3.7)	(73.5)

Total shareholders’ equity	935.3	859.0

Total liabilities and shareholders’ equity	$2,840.1	$2,722.2

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Paid-in Capital	Income	Deficit	Total	Income/(Loss)
	($ in millions)
Balance — December 29, 2005	122,670,336	$1.2	$410.7	$4.2	$(90.3)	$325.8	$(86.1)
Net income					16.8	16.8	16.8
Pension valuation adjustment, net of tax				40.0		40.0
Post-retirement benefit valuation adjustment, net of tax				2.8		2.8
Unrealized gain on cash flow hedges, net of tax				5.8		5.8	5.8
Employee equity awards	1,381,131		51.1			51.1
UEP Stock			125.7			125.7
Pool of windfall tax benefits			15.3			15.3
Non-employee equity awards	—	—	5.6			5.6
Equity issuances — IPO, net of issuance costs	10,416,667	0.1	249.2			249.3
Equity issuances — Management	229,047		1.1			1.1
Unrealized gain on currency translation adjustments, net of tax	—	—	—	19.7		19.7	19.7

Balance — December 31, 2006	134,697,181	$1.3	$858.7	$72.5	$(73.5)	$859.0	$42.3
Net income					69.8	69.8	69.8
UEP stock issued	4,813,270	0.1	(0.7)			(0.6)
Employee equity awards	317,652	—	7.7			7.7
Restricted stock forfeitures	(222,404)	—	(1.1)			(1.1)
Pool of windfall tax benefits			2.6			2.6
Unrealized (loss) on cash flow hedges, net of tax				(2.5)		(2.5)	(2.5)
Unrealized gain on currency translation adjustments, net of tax	—	—	—	0.4		0.4	0.4

Balance — March 29, 2007	139,605,699	$1.4	$867.2	$70.4	$(3.7)	$935.3	$67.7

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 29, 2007	March 30, 2006
	($ in millions)
Operating activities
Net income	$69.8	$22.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	20.9	16.7
Amortization expense	1.9	1.1
Accretion of long-term receivable	(5.5)	(5.0)
Employee stock compensation expense	6.6	13.4
Loss on disposition of assets	0.1	—
Deferred taxes	6.0	—
Pension, net	(8.1)	(3.2)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(54.3)	(75.4)
Inventory, net	(63.6)	(26.5)
Other current assets	10.3	4.4
Accounts payable and accrued liabilities	(10.2)	26.0
Customer advances	29.2	100.0
Income taxes payable	23.8	18.9
Deferred revenue and other deferred credits	19.5	—
Other	3.7	(2.9)

Net cash provided by operating activities	50.1	90.0

Investing Activities
Purchase of property, plant and equipment	(87.5)	(93.8)
Long-term receivable	11.4	—
Financial derivatives	1.1	—

Net cash (used in) investing activities	(75.0)	(93.8)

Financing Activities
Principal payments of debt	(4.7)	(1.8)
Pool of windfall tax benefits	2.6	—
Executive stock investments	—	0.5

Net cash (used in) financing activities	(2.1)	(1.3)

Effect of exchange rate changes on cash and cash equivalents	—	—

Net (decrease) in cash and cash equivalents for the period	(27.0)	(5.1)
Cash and cash equivalents, beginning of period	184.3	241.3

Cash and cash equivalents, end of period	$157.3	$236.2

Supplemental Information
Change in value of financial instruments	$(2.7)	$10.8
Property acquired through capital leases	$1.6	$—
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)
1. Organization and Basis of Interim Presentation
     Spirit AeroSystems Holdings, Inc. (“Holdings”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit” or the “Company”). Onex Corporation of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, Boeing and Hawker Beechcraft Corporation (formerly Raytheon Aircraft Company). Prior to this acquisition, Holdings sold essentially all of its production to Boeing. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma and Prestwick, Scotland and in Wichita.
     Spirit is the majority participant in the Kansas Industrial Energy Supply Company (KIESC), a tenancy in common with other Wichita companies established to purchase natural gas.
     The accompanying interim condensed consolidated financial statements include Spirit’s financial statements and the financial statements of its majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation.
     In the opinion of management, the accompanying interim condensed unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 29, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Certain reclassifications have been made to the financial statements and notes for the prior year to conform to the 2007 presentation. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 5, 2007.
2. New Accounting Pronouncements
     In June 2006, FASB issued FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes the minimum recognition threshold a tax position must meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest impact that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open since inception of the Company. As a result of the implementation of Interpretation 48, the Company did not incur any change in the liability for unrecognized tax benefits and does not expect its contractual liabilities to be materially impacted.
     The amount of unrecognized tax benefits was $23.7 at March 29, 2007 and $21.6 at January 1, 2007. Included in these amounts was $2.2 at March 29, 2007 and $1.9 at January 1, 2007 of unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.
     The Company is not currently under examination in any tax jurisdiction. The Company reasonably expects no material change in the unrecognized tax benefit liability in the next 12 months.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
($ in millions other than per share)
     The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company had accrued approximately $0.5 for the payment of interest and penalties at January 1, 2007. Subsequent changes to accrued interest and penalties have not been significant.
     On September 29, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires the overfunded or underfunded status of single-employer defined benefit postretirement plans be recognized as an asset or liability on the consolidated balance sheet. SFAS 158 requires the funded status for pension plans to be determined based on the projected benefit obligation and for other postretirement plans on the accumulated benefit obligation. The Company adopted SFAS 158 on December 31, 2006. See Note 7, Pensions and Other Post-Retirement Benefits.
     In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 11, which allows for the option to measure financial instruments, warranties, and insurance contracts at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We do not presently have any financial assets or liabilities that we would elect to measure at fair value, and therefore we expect this standard will have no impact on our financial statements.
3. Inventory
     Product inventory as of March 29, 2007 and December 31, 2006 are made up of the following:

	March 29,	December 31,
	2007	2006
Raw materials	$118.8	$118.1
Work-in-process	625.0	586.6
Finished goods	13.9	34.2

Product inventory	757.7	738.9
Capitalized pre-production	189.3	143.3

Inventory, net	$947.0	$882.2

     Inventories as of March 29, 2007 and December 31, 2006 are summarized by platform as follows:

	March 29,	December 31,
	2007	2006
B737	$291.7	$280.6
B747	63.7	62.8
B767	24.7	25.2
B777	153.6	152.9
B787(1)	243.8	172.2
Airbus-All platforms	69.4	70.2
Other in-process inventory related to long-term contracts and other programs (2)	100.1	118.3

Balance	$947.0	$882.2

(1)	B787 inventory includes $183.9 and $143.3 in capitalized pre-production costs for March 29, 2007 and December 31, 2006, respectively.

(2)	Contracted non-recurring services for certain derivative aircraft programs to be paid by the original equipment manufacturer, plus miscellaneous other work-in-process.
     At March 29, 2007 and December 31, 2006, inventory included deferred production costs of approximately $28.8 and $41.8, respectively. These deferred production costs represent the excess of costs incurred over estimated average costs per Boeing shipset for the 659 Boeing shipsets delivered since inception through March 29, 2007, as well as 433 Airbus shipsets delivered from April 1, 2006 through March 29, 2007. Recovery of the deferred production costs is dependent on the number of shipsets ultimately sold and actual selling prices and production costs associated with future production.
     Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
($ in millions other than per share)
     The following is a roll forward of the inventory obsolescence and surplus reserve at March 29, 2007:

Balance, December 31, 2006	$15.2
Charges to costs and expenses	2.5
Write-offs net of recoveries	—
Purchased reserves	—
Exchange rate	—

Balance March 29, 2007	$17.7

4. Property, Plant and Equipment
     Property, plant and equipment, net consist of the following:

	March 29,	December 31,
	2007	2006
Land (including improvements)	$23.4	$22.5
Buildings	155.5	154.2
Machinery and equipment	253.8	219.5
Tooling	271.5	245.4
Construction in progress	238.9	213.4

Total	943.1	855.0
Less: accumulated depreciation	(102.1)	(81.2)

Property, plant and equipment, net	$841.0	$773.8

5. Long-Term Receivable
     In connection with the Boeing Acquisition, Boeing is required to make future non-interest bearing payments to Spirit attributable to the acquisition of title of various tooling and other capital assets to be determined by Spirit. Spirit will retain usage rights and custody of the assets for their remaining useful lives without compensation to Boeing.
     The following is a schedule of future payments from our long-term and short term receivables:

2007	$34.1
2008	116.1
2009	115.4

Total	$265.6

     A discount rate of 9.75 percent was used to record these payments at their estimated present value of $227.3 and $233.2 at March 29, 2007 and December 31, 2006, respectively. Also included in long-term receivable is $1.7 of B787 sales not due until FAA certification is achieved. At March 29, 2007, the current portion of long-term receivable is $59.0 which reflects a payment of $11.4 received from Boeing during the first quarter 2007.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
($ in millions other than per share)
6. Other Assets
     Other assets are summarized as follows:

	March 29,	December 31,
	2007	2006
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	34.0	33.8

Total intangible assets	45.7	45.5
Less: Accumulated amortization-patents	(0.3)	(0.2)
Accumulated amortization-favorable leasehold interests	(1.5)	(1.3)
Accumulated amortization-customer relationships	(4.2)	(3.2)

Intangible assets, net	39.7	40.8
Deferred tax asset	35.2	39.1
Deferred financing costs, net	14.1	14.8
Fair value of derivative instruments	19.8	24.3
Goodwill — Europe	3.6	6.0
Other	3.1	4.1

Total	$115.5	$129.1

     Deferred financing costs, net are recorded net of $9.2 and $8.4 of accumulated amortization at March 29, 2007 and December 31, 2006, respectively.
7. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	Three Months	Three Months
	Ended	Ended
	March 29, 2007	March 30, 2006
Components of Net Periodic Benefit Cost
Service cost	$1.9	$—
Interest cost	9.2	8.3
Expected return on plan assets	(17.1)	(15.0)
Amortization of prior service cost	—	—
Amortization of net (gain)/loss	—	—
Curtailment/settlement	—	—

Net periodic benefit cost	$(6.0)	$(6.7)

Other Benefits
	Three Months	Three Months
	Ended	Ended
	March 29, 2007	March 30, 2006
($ in millions)
Components of Net Periodic Benefit Cost
Service cost	$0.4	$0.4
Interest cost	0.5	0.5
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of net (gain)/loss	—	—
Curtailment/settlement	—	—

Net periodic benefit cost	$0.9	$0.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
($ in millions other than per share)
Employer Contributions
     We previously disclosed in our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 5, 2007, that we expected to contribute zero dollars to the U.S. qualified plan, $11.2 to the U.K. pension plan and less than $0.1 to both the SERP and post-retirement medical plans. For the three months ended March 29, 2007, we contributed $2.7 to the U.K. pension plan. We anticipate contributing an additional $8.5 to the U.K. pension plan in 2007.
U.K. Pension Plan
     Because the U.K. pension plan was acquired during April of 2006, no expense was attributed to this plan during the first quarter of 2006.
8. Stock Compensation
     Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.
     For the quarter ended March 29, 2007, the Company recognized a total of $7.7 of stock compensation expense, which was offset by a $1.1 expense reduction resulting from stock forfeitures. The restricted class B stock grants that occurred after the Boeing Acquisition were approximately 715,204; 67,391; 9,392,652; 390,000; and 0 shares under the Company’s Short Term Incentive Plan, the Long Term Incentive Plan, Executive Incentive Plan, Director Stock Plan, and the Union Equity Participation Plan, respectively. The fair value of vested shares was $50.2 and $43.8 at March 29, 2007 and December 31, 2006, respectively, based on the value of Holdings’ common stock on those dates.
Executive Incentive Plan
     Holdings’ Executive Incentive Plan, or EIP, is designed to provide participants with the opportunity to acquire an equity interest in the Company through direct purchase of Holdings’ class B common stock at prices established by the board of directors or through grants of class B restricted common stock with performance based vesting. The Company has the sole authority to designate either stock purchases or grants of restricted shares. The total number of shares authorized under the EIP are 15,000,000 and the grants terminate at the end of ten years.
     Holdings has issued restricted shares as part of the Company’s EIP. The restricted shares have been granted in groups of four shares. Participants do not have the unrestricted rights of stockholders until those shares vest. The shares may vest upon a liquidity event, with the number of shares vested based upon a participant’s number of years of service to the Company, the portion of the investment by Onex and its affiliates liquidated through the date of the liquidity event and the return on invested capital by Onex and its affiliates through the date of the liquidity event. If no liquidity event has occurred by the 10th year, shares may vest based on a valuation of Holdings. The Company’s initial public offering in November 2006 was considered a liquidity event. An expense for the fair value of the award, based on the value of each share at the time of the grant multiplied by the probability of the share vesting based on historical performance of Onex’s controlled investments, is being recorded by Holdings over a five year vesting period. Holdings expensed $5.7, offset by $0.9 expense reduction resulting from stock forfeitures, during the period ended March 29, 2007. Spirit’s unamortized stock compensation related to these restricted shares is $40.1 and $47.7 at March 29, 2007 and December 31, 2006, respectively. The weighted average remaining period for the vesting of these shares is 8.39 years. The intrinsic values of the unvested shares at March 29, 2007 and December 31, 2006 were $167.8 and $179.4, respectively, based on the value of Holdings’ common stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
($ in millions other than per share)
     The following table summarizes the activity of restricted shares under the Executive Incentive Plan for the periods ended December 31, 2006, and March 29, 2007:

	Shares	Value(1)
	(Thousands)	(Millions)
Executive Incentive Plan
Nonvested at December 29, 2005	8,476	$90.8
Granted during period	916	16.6
Vested during period	(4,031)	(46.2)
Forfeited during period	—	—

Nonvested at December 31, 2006	5,361	61.2

Granted during period	—	—
Vested during period	—	—
Forfeited during period	(202)	(2.8)

Nonvested at March 29, 2007	5,159	$58.4

(1)	Value represents grant date fair value.
Board of Directors Stock Awards
     This plan provides non-employee directors the opportunity to receive grants of restricted shares of class B common stock subject to certain vesting provisions. The maximum aggregate number of shares that may be granted to participants is 3,000,000 shares.
     As part of their overall compensation package, Holdings restricted common stock valued at $5.8 was granted to the Holdings Board of Directors in December 2005 based on the value of Holdings’ common stock at the grant date. These shares vest upon the achievement of certain performance conditions and the occurrence of a liquidity event. If participants cease to serve as directors within a year of the grant, the restricted shares are forfeited. In addition, any remaining restricted shares are forfeited five years after a participant ceases to serve as a director. Holdings expensed $0 during the period ended March 29, 2007.
     The following table summarizes stock grants to members of the Holdings’ Board of Directors for the periods ended December 31, 2006, and March 29, 2007:

	Shares	Value(1)
	(Thousands)	(Millions)
Board of Directors Stock Grants
Nonvested at December 29, 2005	390	$5.8
Granted during period	—	—
Vested during period	(167)	(2.5)
Forfeited during period	—	—

Nonvested at December 31, 2006	223	3.3

Granted during period	—	—
Vested during period	—	—
Forfeited during period	—	—

Nonvested at March 29, 2007	223	$3.3

(1)	Value represents grant date fair value.
Short Term Incentive Plan
     This plan enables eligible employees to receive incentive benefits in the form of restricted class B stock in Holdings, cash, or both, as determined by the Board of Directors or its authorized committee. The stock portion vests one year from the date of grant. Restricted shares are forfeited if the employee’s employment terminates prior to vesting. For 2005, $11.6 was awarded under this plan, $7.8 in restricted stock (464,943 shares) and $3.8 in cash. The cash portion was treated as 2005 compensation expense, and $6.9 was expensed for the stock portion awarded in 2006. Shares granted for the 2005 plan vested in the first quarter of 2007. For the 2006 plan, 250,261 shares with a value of $7.5 million were granted on February 22, 2007 and will vest on the one-year anniversary of the grant date. The 2006 cash award of $7.5 was expensed in 2006 and paid in 2007. Expensed in the first quarter were $1.0 offset by $0.2 expense reduction resulting from stock forfeitures for the 2005 plan and $0.9 for the 2006 plan. The intrinsic value of the unvested

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
($ in millions other than per share)
shares at March 29, 2007 and December 31, 2006 was $7.8 and $15.6, respectively, based on the value of Holdings’ common stock and the number of unvested shares.
     The following table summarizes the activity of the restricted shares under the Short Term Incentive Plan, or STIP, for the periods ended December 31, 2006 and March 29, 2007:

	Shares	Value(1)
	(Thousands)	(Millions)
Short Term Incentive Plan
Nonvested at December 29, 2005	—	—
Granted during period	465	$7.8
Vested during period	—	—
Exercised during period	—	—
Forfeited during period	—	—

Nonvested at December 31, 2006	465	7.8

Granted during period	250	7.5
Vested during period	(456)	(7.6)
Exercised during period	—	—
Fortfeited during the period	(19)	(0.5)

Nonvested at March 29, 2007	240	$7.2

(1)	Value represents grant date fair value.
Long Term Incentive Plan
     The Long Term Incentive Plan is designed to encourage retention of key employees. One-half of the granted restricted shares of class B common stock vest on the second anniversary of the grant date, and the other half vest on the fourth anniversary of the grant date. Restricted shares are forfeited if the employee’s employment terminates prior to vesting. In the first quarter of 2007, 67,391 shares valued at $2.0 were granted. Holdings expensed $0.1 in the first quarter of 2007 related to this grant. The intrinsic value of the unvested shares at March 29, 2007 was $2.2 based on the value of Holdings’ common stock and the number of unvested shares.
     The following table summarizes the activity of the restricted shares under the Long Term Incentive Plan for the periods ended December 31, 2006 and March 29, 2007:

	Shares	Value(1)
	(Thousands)	(Millions)
Long Term Incentive Plan
Nonvested at December 31, 2006	—	—
Granted during the period	67	$2.0
Vested during period	—	—
Exercised during period	—	—
Forfeited during the period	(1)	—

Nonvested at March 29, 2007	66	$2.0

(1)	Value represents grant date fair value.
Dividends on Restricted Share Grants
     The Company does not currently have plans to pay dividends in the foreseeable future. However, any dividends declared by Holdings’ Board of Directors with respect to common stock and with respect to any restricted share grants under any of the Company’s compensation plans will be cumulative and paid to the participants only at the time and to the extent the participant acquires an interest in, or vests in, any of the restricted shares.
Union Equity Participation Plan
     As part of certain collective bargaining agreements, Holdings established a Union Equity Participation Plan pursuant to which it issued shares of its class A common stock for the benefit of approximately 4,650 employees represented by the IAM, UAW and

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
($ in millions other than per share)
IBEW based on benefits determined on the closing date of the initial public offering. The number of shares issued equaled 1,034 times the number of employees eligible to receive stock under the Union Equity Participation Plan.
     The following table summarizes the activity of Union Equity Participation Plan shares for the periods ended December 31, 2006 and March 29, 2007:

	Shares	Value(1)
	(Thousands)	(Millions)
Union Equity Participation Plan
Nonvested at December 29, 2005	4,813	$125.1
Granted during period	—	—
Vested during period	—	—
Exercised during period	—	—
Forfeited during period	—	—

Nonvested at December 31, 2006	4,813	125.1
Granted during period	—	—
Vested during period	(4,813)	(125.1)
Exercised during period	—	—
Forfeited during period	—	—

Nonvested at March 29, 2007	—	$—

(1)	Value represents the IPO price of $26 per share.
9. Income Taxes
     In general, the Company records income tax expense during the interim periods based on its best estimate of the full year’s effective tax rate. Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period. The Company’s effective tax rate was 33.2% for the three months ended March 29, 2007 compared to the prior year effective tax rate of 53.0%. The effective tax rate for the three months ended March 29, 2007 was lower compared to the same period for 2006 due primarily to the effects of a prior year valuation allowance recorded against deferred tax assets. The full year 2007 effective tax rate can be affected as a result of variances among the estimated amounts of full year sources of taxable income, the realization of tax credits and adjustments which may arise from the Company’s assessment of its liability for uncertain tax positions.
10. Earnings per Share Calculation
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 29, 2007
			Per Share
	Income	Shares	Amount
Basic EPS
Income available to common shareholders	$69.8	129.7	$0.54
Diluted Potential Common Shares		9.3
Diluted EPS
Income available to common shareholders + assumed vesting and conversion	$69.8	139.0	$0.50

	Three Months Ended March 30, 2006
			Per Share
	Income	Shares	Amount
Basic EPS
Income available to common shareholders	$22.5	113.9	$0.20
Diluted Potential Common Shares		3.3
Diluted EPS
Income available to common shareholders + assumed vesting and conversion	$22.5	117.2	$0.19

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
($ in millions other than per share)
11. Related Party Transactions
     On March 26, 2007, Hawker Beechcraft, Inc., of which Onex Partners II LP (an affiliate of Onex Corporation) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. Spirit’s Prestwick facility provided wing components for the Hawker 800 Series and generated sales of $6.2 in the first quarter 2007.
     The Company has a $589.8 term loan outstanding at March 29, 2007. Prior to November 27, 2006, this loan was with a subsidiary of Onex Corporation. Upon consummation of the IPO, the loan agreement was amended to remove the Onex subsidiary as the guarantor. During the periods ended March 29, 2007 and March 30, 2006, the Company paid interest of $0.0 and $11.5, respectively, to the Onex subsidiary on the term loan. Management believes the interest charged was reasonable in relation to the loan provided.
     Boeing owns and operates significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, is providing those systems and support services to Spirit under a transition services agreement. A number of services covered by the transition services agreement have now been established by the Company, and the remaining services are scheduled to be completed during 2007, subject to renewal options. The Company incurred fees of $6.4 and $11.4 for services performed for the quarters ended March 29, 2007 and March 30, 2006, respectively.
     Spirit had provided certain functions (e.g., health services and finance systems) for Boeing since the Boeing Acquisition pursuant to a Purchased Services Agreement. These services are expected to be transitioned to Boeing by the end of 2007. Boeing paid fees to Spirit of less than $0.1 and $0.2 for services performed during the quarter ended March 29, 2007 and March 30, 2006, respectively.
     The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $0.6 and $0.2 to the firm for the quarters ended March 29, 2007 and March 30, 2006, respectively.
     An executive of the Company is a member of the board of directors of a Wichita, Kansas bank that provides banking services to Spirit. We have paid no fees to the bank since our inception, which is consistent with commercial terms that would be available to unrelated parties.
12. Commitments, Contingencies and Guarantees
Litigation
     We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse affect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
($ in millions other than per share)
     In December 2005, a federal grand jury sitting in Topeka, Kansas issued subpoenas regarding the vapor degreasing equipment at our Wichita, Kansas facility. The government’s investigation appears to focus on whether the degreasers were operating within permit parameters and whether chemical wastes from the degreasers were disposed of properly. The subpoenas cover a time period both before and after our purchase of the Wichita, Kansas facility. Subpoenas were issued to Boeing, Spirit and individuals who were employed by Boeing prior to the Boeing Acquisition but are now employed by Spirit. Spirit has responded to the subpoena and is continuing to provide additional information to the government as requested. Spirit continues to cooperate with the government’s investigation. At this time, we do not have enough information to make any predictions about the outcome of this matter.
     Airbus has filed oppositions to six European patents originally issued to or applied for by Boeing and acquired by Spirit in the Boeing Acquisition. Airbus claims that the subject matter in these patents is not patentable because of a lack of novelty and a lack of inventive activity. Responses to three of the Airbus oppositions have been filed. For the fourth opposition, Spirit has requested oral proceedings before a three-member Opposition Board of the European Patent Office (“EPO”). Spirit’s observations and arguments against the opposition will be due a month before the oral proceedings. A date for the oral proceedings has not yet been set by the EPO, but oral proceedings should occur in approximately 4-10 months. The decision of the Opposition Board is appealable. The remaining two patents have gone before the three panel board. In one case the patent was maintained without amendments to the claims. On the second patent, the board accepted the claims with limitation and Spirit has appealed. Spirit is awaiting confirmation of whether Airbus has appealed either decision.
     On February 16, 2007 an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early April. Spirit AeroSystems Holdings, Inc., The Spirit AeroSystems Retirement Plan for IBEW, WEU and WTPU Employees and The Spirit AeroSystems Retirement Plan for IAM Employees, along with the Boeing Company and Boeing retirement and health plan entities, were sued by 12 former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income Security Act of 1974 (“ ERISA”) and general contract law and purport to bring the case as a class action on behalf of similarly-situated individuals. The putative sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing Aircraft Company in Wichita, Kansas and who were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in a job represented by a union, were between the ages of 49 and 55 and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities are that the Spirit plans wrongfully have failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” allegedly triggered by their separation from employment by Boeing and that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek certification of a class, declaration that they are entitled to the early retirement benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. At this time, we do not have enough information to make any predictions about the outcome of this matter.
Guarantees
     Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. As of March 29, 2007 and December 31, 2006, $12.4 and $0.8 was outstanding in respect of these guarantees, respectively.
Service and Product Warranties
     The Company provides service and warranty policies on its products. Liability under service and warranty policies is based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues. The service warranty reserve was $9.6 at December 31, 2006 and at March 29, 2007.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) - (Continued)
($ in millions other than per share)
13. Segment Information
     Spirit operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Essentially all revenues in the three principal segments are with Boeing, with the exception of Wing Systems, which includes revenues from Airbus and others in the U.K. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services and the KIESC. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses and unallocated research and development. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.
     Spirit’s Fuselage Systems segment includes development, production and marketing of forward, mid- and rear fuselage sections and systems, primarily to aircraft OEMs, as well as related spares and maintenance, repairs and overhaul, or MRO, services.
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
     The Company’s segments are consistent with the organization and responsibilities of management reporting to the chief operating decision-maker for the purpose of assessing performance. The Company’s definition of segment operating income differs from operating income as presented in its primary financial statements and a reconciliation of the segment and consolidated results is provided in the table set forth below. Most selling, general and administrative expenses (SG&A), and all interest expense/(income), related financing costs and income tax amounts, are not allocated to the operating segments.
     While some working capital accounts are maintained on a segment basis, much of the Company’s assets are not managed or maintained on a segment basis. Property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, prepaid expenses, other assets and deferred taxes are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in the production of aerostructures across all segments. Work-in-process inventory is identifiable by segment, but is managed and evaluated at the program level. As there is no segmentation of the Company’s productive assets, depreciation expense (included in fixed manufacturing costs and selling, general and administrative expenses) and capital expenditures, no allocation of these amounts has been made solely for purposes of segment disclosure requirements.
     The following table shows segment information:

	Three Months Ended	Three Months Ended
	March 29, 2007	March 30, 2006 (1)

Segment Net Revenues
Fuselage Systems	$445.2	$353.7
Propulsion Systems	260.4	216.5
Wing Systems	241.2	92.0
All Other	7.3	8.6

	$954.1	$670.8

Segment Operating Income
Fuselage Systems	$83.0	$60.1
Propulsion Systems	40.3	29.8
Wing Systems	23.2	5.5
All Other	0.8	0.5

	147.3	95.9
Unallocated corporate SG&A	(42.5)	(43.4)
Unallocated research and development	(1.0)	(1.9)

Total operating income	$103.8	$50.6

(1)	Revenues for Wing Systems exclude Spirit Europe before April 1, 2006, the date we acquired BAE Aerostructures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following section may include “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.
Overview
     We are the largest independent original parts designer and manufacturer of commercial aerostructures in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial, military and business jet aircraft. We derive our revenues primarily through long-term supply agreements with Boeing and Airbus. For the three months ended March 29, 2007, we generated net revenues of $954.1 million and net income of $69.8 million.
     We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid and rear fuselage sections, (2) Propulsion Systems, which include nacelles, struts/pylons and engine structural components and (3) Wing Systems, which include wings, wing components and flight control surfaces. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services and sales of natural gas through a tenancy-in-common with other Wichita companies. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 56%, 27%, 16% and 1%, respectively, of our segment operating income before unallocated corporate expenses for the three months ended March 29, 2007.
Results of Operations
     Three Months Ended March 29, 2007 as Compared to Three Months Ended March 30, 2006

	Three Months	Three Months
	Ended	Ended
	March 29,	March 30,
	2007	2006
	($ in millions)
Net revenues	$954.1	$670.8
Operating costs and expenses
Cost of sales	794.8	533.0
Selling, general and administrative	45.1	44.8
Research and development	10.4	42.4

Total costs and expenses	850.3	620.2
Operating income	103.8	50.6
Interest expense and financing fee amortization	(8.9)	(11.2)
Interest income	7.7	7.1
Other income, net	2.0	1.4

Income before income taxes	104.6	47.9
Income tax provision	(34.8)	(25.4)

Net income	$69.8	$22.5

     Comparative shipset deliveries by model are as follows:

	Three Months	Three Months
	Ended	Ended
Model	March 29, 2007	March 30, 2006(1)
B737	83	64
B747	5	3
B767	3	3
B777	21	14

Total Boeing	112	84

A320 Family	93	—
A330/340	22	—
A380	—	—

Total Airbus	115	—

Hawker 800 Series	16	—

Total	243	84

(1)	Deliveries exclude Spirit Europe before April 1, 2006, the date we acquired BAE Aerostructures.
     Net Revenues. Net revenues for the first quarter of 2007 include the results of Spirit Europe, which we acquired on April 1, 2006. Net revenues for the quarter ended March 29, 2007 were $954.1 million, an increase of $283.3 million, or 42%, compared with net revenues of $670.8 million for the same period in the prior year. Included in the first quarter of 2007 is $126.9 million of Spirit Europe net revenue. The increase in net revenues, excluding Spirit Europe, is primarily attributable to delivery rate increases on the B737, B747 and B777 programs. Deliveries to Boeing increased from 84 shipsets during the first quarter of 2006 to 112 shipsets in the first quarter of 2007, a 33% increase. In total, in the first quarter of 2007, we delivered 243 shipsets compared to 84 shipsets delivered for the same period last year. Approximately 98% of Spirit’s net revenue for the first quarter 2007 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales for the first quarter of 2007 includes the results of Spirit Europe, which we acquired on April 1, 2006. Cost of sales as a percentage of net revenues was 83% for the quarter ended March 29, 2007 as compared to 79% for the same period in the prior year. Excluding the impact of Spirit Europe on first quarter of 2007, there was a slight increase in cost of sales compared to the first quarter of 2006. During the first quarter of 2007, Spirit updated its contract profitability estimates resulting in a favorable change in contract estimates of $6.3 million. Almost all of the estimate changes are recorded in the Wing Systems segment and were driven by favorable cost trends within the current contract blocks. Because Spirit recognized changes in contract estimates utilizing the cumulative catch-up method of accounting under Statement of Position 81-1, approximately $1.6 million of the favorable adjustment relates to net revenues recognized in 2005, and approximately $4.7 million relates to revenues recognized in 2006. Largely offsetting the favorable cumulative catch-up adjustment in the quarter were certain adjustments at Spirit Europe, including a contract loss provision also recorded in the Wing Systems segment. The increase in cost of sales as a percentage of revenue in the first quarter of 2007 as compared to the first quarter of 2006 results included a $33.6 million favorable cumulative catch-up adjustment and the addition of Spirit Europe, which has a higher cost of goods sold than the rest of our business.
     Selling, General, and Administrative. SG&A Expenses for the first quarter of 2007 include the results of Spirit Europe, which we acquired on April 1, 2006. SG&A as a percentage of net revenue for the first quarter of 2007 was 5% compared to 7% for the same period last year. SG&A Expenses in the first quarter of 2007 were lower as a percentage of net revenue due to an increase in net revenue and a reduction in spending on transition related costs and lower accrued compensation expenses.
     Research and Development and Other Period Costs. R&D for the first quarter of 2007 includes the results of Spirit Europe, which we acquired on April 1, 2006. R&D costs as a percentage of net revenues were approximately 1% for the quarter ended March 29, 2007 and 6% for the same period in the prior year. R&D costs have declined primarily due to a reduction in R&D spending on the B787 program in the first quarter of 2007 compared to the first quarter of 2006.
     Operating Income. Operating income for the first quarter of 2007 includes the results of Spirit Europe, which we acquired on April 1, 2006. Operating income for the three months ended March 29, 2007 was $103.8 million compared to operating income of $50.6 million for the same period in the prior year. The increase was driven by the additional gross profit from greater sales volume and lower SG&A and R&D expenses compared to the first quarter of 2006.
     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the first quarter of 2007 includes $8.3 million of interest and fees paid or accrued in connection with long-term debt and $0.6 million in amortization of deferred financing costs. The decrease of $2.3 as compared to the first quarter of 2006 primarily resulted from the prepayment of debt and the write-off of deferred financing costs in the fourth quarter of 2006.

     Interest Income. Interest income for the first quarter of 2007, consisted of $5.5 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition and $2.2 million in interest income. The increase in interest income as compared to the first quarter of 2006 was primarily related to higher accretion amounts in 2007. As we begin to receive payments on the receivable, the difference will decrease.
     Provision for Income Taxes. The income tax provision for the first quarter of 2007 consisted of $33.9 million for federal income taxes, $1.4 million for state taxes and ($0.5) million for foreign taxes. The effective income tax rate of 33.2% for the three months ended March 29, 2007 differs from the effective income tax rate of 53.0% for the same period in the prior year primarily due to the effect of a prior year valuation allowance recorded against deferred tax assets.
     Segments. We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid- and rear fuselage sections, (2) Propulsion Systems, which include nacelles (aerodynamic engine enclosures which enhance propulsion installation efficiency, dampen engine noise and provide thrust reverser capabilities), struts/pylons (structures that attach engines to airplane wings) and engine structural components and, (3) Wing Systems, which include wings, wing components and flight control surfaces. All other activities fall within the All Other segment.
     The following table shows comparative segment operating income before unallocated corporate expenses for the three months ended March 29, 2007 compared to the three months ended March 30, 2006:

	Three Months Ended	Three Months Ended
	March 29, 2007	March 30, 2006 (1)
	($ in millions)
Segment Net Revenues
Fuselage Systems	$445.2	$353.7
Propulsion Systems	260.4	216.5
Wing Systems	241.2	92.0
All Other	7.3	8.6

	$954.1	$670.8

Segment Operating Income
Fuselage Systems	$83.0	$60.1
Propulsion Systems	40.3	29.8
Wing Systems	23.2	5.5
All Other	0.8	0.5

	147.3	95.9
Unallocated corporate SG&A	(42.5)	(43.4)
Unallocated research and development	(1.0)	(1.9)

Total operating income	$103.8	$50.6

(1)	Net revenues for Wing Systems exclude Spirit Europe before April 1, 2006, the date we acquired BAE Aerostructures.
     Improvements to segment operating income before unallocated corporate expenses in the first quarter of 2007 compared to the first quarter of 2006 were driven by greater sales and lower expenses, primarily R&D. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 56%, 27%, 16% and 1%, respectively, of our segment operating income before unallocated corporate expenses for the three months ended March 29, 2007. Operating income before unallocated corporate expenses as a percentage of net revenues was approximately 9%, 4%, 2% and less than 1%, respectively, for Fuselage Systems, Propulsion Systems, Wing Systems and All Other for the three months ended March 29, 2007.
     Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 47%, 27%, 25% and 1% respectively, of our net revenues for the three months ended March 29, 2007. Net revenues attributable to Airbus were recorded in the Wing Systems segment.
     Fuselage Systems. Fuselage Systems segment net revenues for the first quarter of 2007 were $445.2 million, an increase of 26% or $91.5 million over the same period last year. This reflects an increase in Boeing B737, B747, and B777 model production volumes in support of customer deliveries. Net revenues in the first quarter of 2006 were lower than originally planned as a result of the IAM strike at Boeing which occurred in September of 2005.

Fuselage Systems posted segment operating margins of 19% for the first quarter of 2007, up from 17% in the same period of 2006, as R&D expense on the B787 program declined and higher production rates were realized.
     Propulsion Systems. Propulsion Systems segment net revenues for the first quarter of 2007 were $260.4 million, an increase of 20% or $43.9 million over the same period last year. This reflects an increase in Boeing B737, B747 and B777 model production volumes in support of customer deliveries. Propulsion Systems posted segment operating margins of 16% for the first quarter of 2007, compared to 14% in the same period of 2006 as R&D expense on the B787 program declined and higher production rates were realized.
     Wing Systems. Wing Systems segment net revenues for the first quarter of 2007 was $241.2 million, an increase of $149.2 million over the same period last year. Wing Systems net revenues for the first quarter of 2006 excluded Spirit Europe, which accounted for $126.9 million of the Wing Systems segment net revenues in the first quarter of 2007. Wing Systems posted segment operating margins of 10% for the first quarter of 2007, compared to 6% in same period of 2006, as R&D expense on the B787 program declined and, to a lesser extent, favorable cost trends generated favorable changes in contract estimates that were largely offset by certain adjustments including a loss provision at Spirit Europe during the first quarter of 2007.
     All Other. The All Other net revenues consist of sundry sales and miscellaneous services, and net revenues from the Kansas Industrial Energy Supply Company, or KIESC. The reduction in net revenues in the first quarter of 2007, compared to the first quarter of 2006, is primarily driven by a decrease in natural gas revenues associated with KIESC.
Cash Flow
Three Months Ended March 29, 2007 as Compared to Three Months Ended March 30, 2006
     Operating Activities. For the three months ended March 29, 2007, we had a net cash inflow of $50.1 million from operating activities, a decrease of $39.9 million or 44% compared to a net cash inflow of $90.0 million for the same period in the prior year. The decrease in cash provided in the current year was primarily due to inventory builds for the start-up of the B787 program and lower customer advances, partially offset by higher earnings.
     Investing Activities. For the three months ended March 29, 2007, we had a net cash outflow of $75.0 million from investing activities, a decrease of $18.8 million compared to $93.8 million for the same period in the prior year. During the first three months of 2007, we invested $87.5 million in property, plant, and equipment, software and program tooling. Of this amount, $50.0 million was related to capital investments in preparation for the start of B787 production. Investments were partially offset by $11.4 million in capital reimbursements from Boeing.
     Financing Activities. For the three months ended March 29, 2007, we had a net cash outflow of $2.1 million from financing activities, an increase of $0.8 million compared to $1.3 million for the same period in the prior year. The increase in net cash used in the current year was primarily the result of principal payments on outstanding debt.

Cautionary Statements regarding Forward-Looking Statements
     This quarterly report contains “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” or “continue,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls as of March 29, 2007 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     During the first quarter of 2007, portions of our new enterprise resource planning (ERP) system were implemented. This conversion affected certain general ledger functions, and resulted in the use of new system reports and additional monitoring controls during the transition from legacy systems. Other than this item, there were no other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II- OTHER INFORMATION
Item 1. Legal Proceedings
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
     On December 19, 2005, an action entitled Perry Apsley et al. v. The Boeing Company, Onex Corporation and Spirit AeroSystems, Inc. was filed in the U.S. District Court for the District of Kansas. The plaintiffs served us and the other defendants in early March 2006. The plaintiffs assert several claims and purport to bring the case as a class action and collective action on behalf of all individuals who were employed by Boeing Commercial Aircraft in Wichita, Kansas or Tulsa, Oklahoma within two years prior to the date of the Boeing Acquisition and who were terminated or not hired by Spirit. The plaintiffs seek damages and injunctive relief for age discrimination, interference with ERISA rights, breach of contract and retaliation. Plaintiffs’ seek an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. On November 15, 2006, the court granted the plaintiffs’ motion for conditional class certification and held that the plaintiffs may send notice of the collective action to all former Boeing employees who were terminated by Boeing on or after January 1, 2002, were 40 years of age or older at the time of termination and were not hired by Spirit. Notice has been sent and individuals had until April 20, 2007 to indicate their interest in joining the lawsuit. Pursuant to the Asset Purchase Agreement, we agreed to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions.

     On December 22, 2006 eight individuals who had worked at the McAlester, Oklahoma facility filed a lawsuit in the Eastern District of Oklahoma of the United States District Court. The suit is against Spirit, Boeing, Onex and the UAW. The Plaintiffs are claiming age, disability, sex and race discrimination as well as breach of the duty of fair representation, retaliatory discharge, violation of FMLA (retaliation) and ERISA. The defendants have all been served and answers by Spirit, Onex and Boeing were filed with the court on February 2, 2006. Discovery is proceeding.
     In December 2005, a federal grand jury sitting in Topeka, Kansas issued subpoenas regarding the vapor degreasing equipment at our Wichita, Kansas facility. The government’s investigation appears to focus on whether the degreasers were operating within permit parameters and whether chemical wastes from the degreasers were disposed of properly. The subpoenas cover a time period both before and after our purchase of the Wichita, Kansas facility. Subpoenas were issued to Boeing, Spirit and individuals who were employed by Boeing prior to the Boeing Acquisition but are now employed by Spirit. Spirit has responded to the subpoena and is continuing to provide additional information to the government as requested. Spirit continues to cooperate with the government’s investigation. At this time, we do not have enough information to make any predictions about the outcome of this matter.
     Airbus has filed oppositions to six European patents originally issued to or applied for by Boeing and acquired by Spirit in the Boeing Acquisition. Airbus claims that the subject matter in these patents is not patentable because of a lack of novelty and a lack of inventive activity. Responses to three of the Airbus oppositions have been filed. For the fourth opposition, Spirit has requested oral proceedings before a three-member Opposition Board of the European Patent Office (“EPO”). Spirit’s observations and arguments against the opposition will be due a month before the oral proceedings. A date for the oral proceedings has not yet been set by the EPO, but oral proceedings should occur in approximately 4-10 months. The decision of the Opposition Board is appealable. The remaining two patents have gone before the three panel board. In one case the patent was maintained without amendments to the claims. On the second patent, the board accepted the claims with limitation and Spirit has appealed. Spirit is awaiting confirmation of whether Airbus has appealed either decision.
     On February 16, 2007 an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early April. Spirit AeroSystems Holdings, Inc., The Spirit AeroSystems Retirement Plan for IBEW, WEU and WTPU Employees and The Spirit AeroSystems Retirement Plan for IAM Employees, along with the Boeing Company and Boeing retirement and health plan entities, were sued by 12 former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income Security Act of 1974 (“ ERISA”) and general contract law and purport to bring the case as a class action on behalf of similarly-situated individuals. The putative sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing Aircraft Company in Wichita, Kansas and who were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in a job represented by a union, were between the ages of 49 and 55 and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities are that the Spirit plans wrongfully have failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” allegedly triggered by their separation from employment by Boeing and that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek certification of a class, declaration that they are entitled to the early retirement benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. At this time, we do not have enough information to make any predictions about the outcome of this matter.
Item 1A. Risk Factors
     In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 5, 2007, which could materially affect our business, financial condition or results of operations.
Item 5. Other Information
Recent Events
     On April 30, 2007, we entered into a memorandum of agreement with Amicus, the union which represents approximately 77% or 696 of our U.K. employees, which establishes wage levels through 2009.
Waiver Under Our Code of Ethics
     On May 1, 2007, the Board of Directors of the Company consented to Mr. Nigel Wright’s participation on the Board of Directors of Hawker Beechcraft, Inc. in accordance with the requirements of the Company’s Code of Ethics. Hawker Beechcraft is a customer of the Company. Mr. Wright, a director of the Company, abstained in the decision of the Board of Directors.

Item 6. Exhibits

Article I. Exhibit
Number	Section 1.01 Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Ulrich Schmidt Ulrich Schmidt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 4, 2007

/s/ Daniel R. Davis Daniel R. Davis	Corporate Controller (Principal Accounting Officer)	May 4, 2007