Form 10-Q
period 2007-06-28
Spirit AeroSystems Holdings, Inc.
filed 2007-08-09
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2007
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number 001-33160
Spirit AeroSystems Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	20-2436320 (I.R.S. Employer Identification Number)
3801 South Oliver
Wichita, Kansas 67210
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code:
(316) 526-9000
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☑
     As of July 31, 2007, the registrant had outstanding 102,499,588 shares of class A common stock, $0.01 par value per share and 37,071,864 shares of class B common stock, $0.01 par value per share.

PART I— FINANCIAL INFORMATION
Item 1. Financial Statements
Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 28, 2007	June 29, 2006	June 28, 2007	June 29, 2006
		($ in millions, except per share data)
Net revenues	$958.8	$855.4	$1,912.9	$1,526.2
Operating costs and expenses
Cost of sales	788.7	716.0	1,583.5	1,249.0
Selling, general and administrative	54.3	55.3	99.4	100.1
Research and development	13.7	28.1	24.1	70.5

Total operating costs and expenses	856.7	799.4	1,707.0	1,419.6
Operating income	102.1	56.0	205.9	106.6
Interest expense and financing fee amortization	(9.5)	(11.7)	(18.4)	(22.9)
Interest income	7.2	6.9	14.8	14.0
Other income, net	1.8	1.5	3.8	2.9

Income before income taxes	101.6	52.7	206.1	100.6
Income tax expense	(33.6)	(23.0)	(68.3)	(48.4)

Net income	$68.0	$29.7	$137.8	$52.2

Earnings per share
Basic	$0.50	$0.26	$1.04	$0.46
Diluted	$0.49	$0.25	$0.99	$0.43
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 28,	December 31,
	2007	2006
	($ in millions)
Current assets
Cash and cash equivalents	$127.0	$184.3
Accounts receivable, net	261.7	200.2
Other receivables	75.5	43.0
Inventory, net	1,097.5	882.2
Income tax receivable	15.8	21.7
Other current assets	93.6	89.1

Total current assets	1,671.1	1,420.5
Property, plant and equipment, net	891.6	773.8
Long-term receivable	145.8	191.5
Pension assets	223.4	207.3
Other assets	118.5	129.1

Total assets	$3,050.4	$2,722.2

Current liabilities
Accounts payable	$385.7	$339.1
Accrued expenses	213.6	198.5
Current portion of long-term debt	23.8	23.9
Other current liabilities	24.4	8.2

Total current liabilities	647.5	569.7
Long-term debt	585.2	594.3
Advance payments	613.2	587.4
Other liabilities	149.4	111.8
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 102,499,588 and 63,345,834 issued and outstanding, respectively	1.0	0.6
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 37,071,864 and 71,351,347 shares issued and outstanding, respectively	0.4	0.7
Additional paid-in capital	913.0	858.7
Accumulated other comprehensive income	76.9	72.5
Retained earnings/ (deficit)	63.8	(73.5)

Total shareholders’ equity	1,055.1	859.0

Total liabilities and shareholders’ equity	$3,050.4	$2,722.2

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)

				Accumulated	Retained
				Other	Earnings/
	Common Stock		Additional	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Paid-in Capital	Income	Deficit	Total	Income/(Loss)
	($ in millions)
Balance — December 31, 2006	134,697,181	$1.3	$858.7	$72.5	$(73.5)	$859.0	$42.3

Net income					137.8	137.8	137.8
UEP stock issued	4,813,270	0.1	(0.7)			(0.6)
Employee equity awards	317,652	—	21.8			21.8
Restricted stock forfeitures	(222,404)	—	(0.8)			(0.8)
Excess tax benefits from share-based payment arrangements			34.5			34.5
Unrealized gain on cash flow hedges, net of tax				0.3		0.3	0.3
Unrealized gain on currency translation adjustments				4.1		4.1	4.1
Stock repurchase	(34,247)	—	(0.5)	—	(0.5)	(1.0)

Balance — June 28, 2007	139,571,452	$1.4	$913.0	$76.9	$63.8	$1,055.1	$142.2

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 28, 2007	June 29, 2006
	($ in millions)
Operating activities
Net income	$137.8	$52.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	43.7	14.2
Amortization expense	3.8	4.0
Accretion of long-term receivable	(10.8)	(10.1)
Employee stock compensation expense	21.0	26.3
Excess tax benefits from share-based payment arrangements	(34.5)	—
Loss on disposition of assets	0.1	—
Deferred taxes	13.7	2.3
Pension, net	(14.6)	(4.2)
Changes in assets and liabilities, net of acquisition Accounts receivable	(44.9)	(101.2)
Inventory, net	(212.4)	(53.2)
Other current assets	2.2	(3.6)
Accounts payable and accrued liabilities	28.4	92.8
Customer advances	54.2	200.0
Income taxes payable	38.5	(22.7)
Deferred revenue and other deferred credits	36.2	—
Other	2.2	15.8

Net cash provided by operating activities	64.6	212.6

Investing Activities
Purchase of property, plant and equipment	(159.2)	(180.0)
Proceeds from sale of assets	0.2	—
Acquisition of business, net of cash required	—	(145.4)
Long-term receivable	11.4	—
Financial derivatives	2.5	2.0

Net cash (used in) investing activities	(145.1)	(323.4)

Financing Activities
Principal payments of debt	(10.8)	(5.4)
Excess tax benefits from share-based payment arrangements	34.5	—
Executive stock investments/(repurchase)	(1.0)	0.5

Net cash provided by (used in) financing activities	22.7	(4.9)

Effect of exchange rate changes on cash and cash equivalents	0.5	0.1

Net (decrease) in cash and cash equivalents for the period	(57.3)	(115.6)
Cash and cash equivalents, beginning of period	184.3	241.3

Cash and cash equivalents, end of period	$127.0	$125.7

Supplemental Information
Change in value of financial instruments	$2.0	$13.1
Property acquired through capital leases	$1.6	$4.0
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share amounts)
1. Organization and Basis of Interim Presentation
     Spirit AeroSystems Holdings, Inc. (“Holdings”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit” or the “Company”). Onex Corporation (“Onex”) of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, Boeing and Hawker Beechcraft Corporation (formerly Raytheon Aircraft Company). Prior to this acquisition, Holdings sold essentially all of its production to Boeing. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma and Prestwick, Scotland and in Wichita.
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
     In the opinion of management, the accompanying interim condensed unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 28, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     Certain reclassifications have been made to the financial statements and notes for the prior year to conform to the 2007 presentation. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 5, 2007.
2. New Accounting Pronouncements
     In June 2006, FASB issued FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes the minimum recognition threshold a tax position must meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement impact of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest impact that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions as the statute of limitations remained open for all of the Company’s tax years. As a result of the implementation of Interpretation 48, the Company did not incur any change in the liability for unrecognized tax benefits and does not expect its contractual liabilities to be materially impacted.
     The liability for unrecognized tax benefits was $26.4 at June 28, 2007 and $21.6 at January 1, 2007. Included in these amounts was $1.1 at June 28, 2007 and $0.7 at January 1, 2007 of tax affected unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)–(continued)
($ in millions other than per share amounts)
     The Company is not currently under examination in any tax jurisdiction. The Company reasonably expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.
     The Company recognizes interest related to unrecognized tax benefits in interest expense while penalties are recognized in operating expenses for all periods presented. The Company has accrued approximately $1.0 at June 28, 2007 and $0.5 at January 1, 2007 for the payment of interest and penalties.
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. It is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of SFAS 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. The adoption of SFAS 157 is not expected to materially affect our financial position or results of operations.
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
3. Inventory
     Product inventory as of June 28, 2007 and December 31, 2006 is made up of the following:

	June 28,	December 31,
	2007	2006
Raw materials	$139.4	$118.1
Work-in-process	709.5	586.6
Finished goods	21.2	34.2

Product inventory	870.1	738.9
Capitalized pre-production	227.4	143.3

Inventory, net	$1,097.5	$882.2

     Inventories as of June 28, 2007 and December 31, 2006 are summarized by platform as follows:

	June 28,	December 31,
	2007	2006
B737	$296.7	$280.6
B747	63.8	62.8
B767	22.9	25.2
B777	160.3	152.9
B787(1)	312.0	172.2
Airbus-All platforms	85.3	70.2
Other in-process inventory related to long-term contracts and other programs (2)	156.5	118.3

Balance	$1,097.5	$882.2

(1)	B787 inventory includes $215.8 and $143.3 in capitalized pre-production costs at June 28, 2007 and December 31, 2006, respectively.

(2)	Contracted non-recurring services for certain derivative aircraft programs to be paid by the original equipment manufacturer, plus miscellaneous other work-in-process.
     Capitalized pre-production costs include certain costs, including applicable overhead, incurred before a product is manufactured. These costs are typically recovered over a certain number of shipset deliveries and can be guaranteed through our contracts with customers. As such, the Company believes these amounts will be fully recovered.
     At June 28, 2007 and December 31, 2006, inventory included deferred production costs of approximately $56.4 and $41.8, respectively. These deferred production costs represent the excess of costs incurred over estimated average costs per Boeing shipset for the 774 Boeing shipsets delivered since inception through June 28, 2007, as well as 538 Airbus shipsets delivered from April 1,

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)–(continued)
($ in millions other than per share amounts)
2006 through June 28, 2007. Recovery of the deferred production costs is dependent on the number of shipsets ultimately sold and actual selling prices and production costs associated with future production.
     Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.
     The following is a roll forward of the inventory obsolescence and surplus reserve included in the inventory balances at June 28, 2007:

Balance, December 31, 2006	$15.2
Charges to costs and expenses	3.2

Balance June 28, 2007	$18.4

4. Property, Plant and Equipment
     Property, plant and equipment, net consist of the following:

	June 28,	December 31,
	2007	2006
Land (including improvements)	$25.8	$22.5
Buildings	156.4	154.2
Machinery and equipment	263.2	219.5
Tooling	324.0	245.4
Construction in progress	247.2	213.4

Total	1,016.6	855.0
Less: accumulated depreciation	(125.0)	(81.2)

Property, plant and equipment, net	$891.6	$773.8

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

     A discount rate of 9.75 percent was used to record these payments at their estimated present value of $232.6 and $233.2 at June 28, 2007 and December 31, 2006, respectively. At June 28, 2007, the current portion of long-term receivable is $75.5. We received the second installment of $11.4 on June 30, 2007 after the close of the second quarter.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)–(continued)
($ in millions other than per share amounts)
6. Other Assets
     Other assets are summarized as follows:

	June 28,	December 31,
	2007	2006
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	34.6	33.8

Total intangible assets	46.3	45.5
Less: Accumulated amortization-patents	(0.3)	(0.2)
Accumulated amortization-favorable leasehold interest	(1.6)	(1.3)
Accumulated amortization-customer relationships	(5.4)	(3.2)

Intangible assets, net	39.0	40.8
Deferred tax asset	35.7	39.1
Deferred financing costs, net	13.5	14.8
Fair value of derivative instruments	23.2	24.3
Goodwill — Europe	3.7	6.0
Other	3.4	4.1

Total	$118.5	$129.1

     Deferred financing costs, net are recorded net of $11.1 and $8.4 of accumulated amortization at June 28, 2007 and December 31, 2006, respectively.
7. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three		For the Six
	Months Ended		Months Ended
Components of Net Periodic Benefit Cost	June 28, 2007	June 29, 2006	June 28, 2007	June 29, 2006

Service cost	$1.9	$1.7	$3.8	$1.7
Interest cost	9.2	8.6	18.4	16.9
Expected return on plan assets	(17.0)	(15.1)	(34.1)	(30.0)
Amortization of prior service cost	—	—	—	—
Amortization of net (gain)/loss	—	—	—	—

Net periodic benefit cost	$(5.9)	$(4.8)	$(11.9)	$(11.4)

	Other Benefits
	For the Three		For the Six
	Months Ended		Months Ended
Components of Net Periodic Benefit Cost	June 28, 2007	June 29, 2006	June 28, 2007	June 29, 2006

Service cost	$0.3	$0.4	$0.7	$0.9
Interest cost	0.4	0.5	0.9	0.9
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net (gain)/loss	(0.1)	—	(0.1)	—

Net periodic benefit cost	$0.6	$0.9	$1.5	$1.8

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)–(continued)
($ in millions other than per share amounts)
Employer Contributions
     We previously disclosed in our financial statements for the year ended December 31, 2006 that we expected to contribute zero dollars to the U.S. qualified pension plan and less than $0.1 to both SERP and post-retirement medical plans. As of June 28, 2007, our projected contributions to the U.K. pension plan for 2007 was $12.0, of which $6.0 was contributed in the second quarter of 2007. We anticipate contributing an additional $6.0 to the U.K. pension plan during the remainder of 2007.
8. Stock Compensation
     Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.
     For the three months ended June 28, 2007, the Company recognized a total of $14.4 of stock compensation expense, and year to date compensation expense of $21.8, which was offset by a $0.8 expense reduction resulting from stock forfeitures. The restricted class B stock grants that occurred after the Boeing Acquisition were approximately 715,204; 67,391; 9,392,652; 390,000; and 0 shares under the Company’s Short Term Incentive Plan, the Long Term Incentive Plan, Executive Incentive Plan, Director Stock Plan, and the Union Equity Participation Plan, respectively. The fair value of vested shares was $58.2 and $43.8 at June 28, 2007 and December 31, 2006, respectively, based on the value of Holdings’ common stock on those dates.
Executive Incentive Plan
     Holdings’ Executive Incentive Plan, or EIP, is designed to provide participants with the opportunity to acquire an equity interest in the Company through direct purchase of Holdings’ class B common stock at prices established by the board of directors or through grants of class B restricted common stock with performance based vesting. The Company has the sole authority to designate either stock purchases or grants of restricted shares. The total number of shares authorized under the EIP is 15,000,000 and the grants terminate at the end of ten years.
     Holdings has issued restricted shares as part of the Company’s EIP. The restricted shares have been granted in groups of four shares. Participants do not have the unrestricted rights of stockholders until those shares vest. The shares may vest upon a liquidity event, with the number of shares vested based upon a participant’s number of years of service to the Company, the portion of the investment by Onex and its affiliates liquidated through the date of the liquidity event and the return on invested capital by Onex and its affiliates through the date of the liquidity event. If no liquidity event has occurred by the 10th year, shares may vest based on a valuation of Holdings. The Company’s initial public offering in November 2006 (the “IPO”) and secondary offering in May 2007 were considered liquidity events. An expense for the fair value of the award, based on the value of each share at the time of the grant multiplied by the probability of the share vesting based on historical performance of Onex’s controlled investments, is being recorded by Holdings over a five year vesting period. Holdings expensed $17.9, offset by $0.6 expense reduction resulting from stock forfeitures, during the six months ended June 28, 2007. Included in this was a catch-up adjustment of $7.0 recorded in the second quarter related to the acceleration of vesting caused by the May 2007 secondary offering. Spirit’s unamortized stock compensation related to these restricted shares is $27.8 and $47.7 at June 28, 2007 and December 31, 2006, respectively. The weighted average remaining period for the vesting of these shares is 8.15 years. The intrinsic values of the unvested shares at June 28, 2007 and December 31, 2006 were $92.5 and $179.4, respectively, based on the value of Holdings’ common stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)–(continued)
($ in millions other than per share amounts)
     The following table summarizes the activity of restricted shares under the Executive Incentive Plan for the periods ended December 31, 2006, and June 28, 2007:

	Shares	Value(1)
	(thousands)	(millions)
Executive Incentive Plan
Nonvested at December 29, 2005	8,476	$90.8
Granted during period	916	16.6
Vested during period	(4,031)	(46.2)
Forfeited during period	—	—

Nonvested at December 31, 2006	5,361	61.2

Granted during period	—	—
Vested during period	(2,555)	(28.9)
Forfeited during period	(202)	(2.8)

Nonvested at June 28, 2007	2,604	$29.5

(1)	Value represents grant date fair value.
Board of Directors Stock Awards
     This plan provides non-employee directors the opportunity to receive grants of restricted shares of class B common stock subject to certain vesting provisions. The maximum aggregate number of shares that may be granted to participants is 3,000,000 shares.
     As part of their overall compensation package, Holdings restricted common stock valued at $5.8 was granted to members of the Holdings Board of Directors in December 2005 based on the value of Holdings’ common stock at the grant date. These shares vest upon the achievement of certain performance conditions and the occurrence of a liquidity event. If participants cease to serve as directors within a year of the grant, the restricted shares are forfeited. In addition, any remaining restricted shares are forfeited five years after a participant ceases to serve as a director. Holdings expensed zero dollars during the six months ended June 28, 2007.
     The following table summarizes stock grants to members of the Holdings’ board of directors for the periods ended December 31, 2006, and June 28, 2007:

	Shares	Value(1)
	(thousands)	(millions)
Board of Directors Stock Grants
Nonvested at December 29, 2005	390	$5.8
Granted during period	—	—
Vested during period	(167)	(2.5)
Forfeited during period	—	—

Nonvested at December 31, 2006	223	3.3

Granted during period	—	—
Vested during period	(111)	(1.6)
Forfeited during period	—	—

Nonvested at June 28, 2007	112	$1.7

(1)	Value represents grant date fair value.
Short Term Incentive Plan
     This plan enables eligible employees to receive incentive benefits in the form of restricted class B stock in Holdings, cash, or both, as determined by the Board of Directors or its authorized committee. The stock portion vests one year from the date of grant. Restricted shares are forfeited if the employee’s employment terminates prior to vesting. For 2005, $11.6 was awarded under this plan, $7.8 in restricted stock (464,943 shares) and $3.8 in cash. The cash portion was treated as 2005 compensation expense, and $6.9 was expensed for the stock portion awarded in 2006. Shares granted for the 2005 plan year vested in the first quarter of 2007. For the 2006 plan year, 250,261 shares with a value of $7.5 were granted on February 22, 2007 and will vest on the one-year anniversary of the

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)–(continued)
($ in millions other than per share amounts)
grant date. The 2006 cash award of $7.5 was expensed in 2006 and paid in 2007. Holdings expensed $3.8 for the six months ended June 28, 2007 offset by $0.1 expense reduction resulting from stock forfeitures for the 2005 plan year awards. The intrinsic value of the unvested shares at June 28, 2007 and December 31, 2006 was $8.5 and $15.6, respectively, based on the value of Holdings’ common stock and the number of unvested shares.
     The following table summarizes the activity of the restricted shares under the Short Term Incentive Plan, or STIP, for the periods ended December 31, 2006 and June 28, 2007:

	Shares	Value(1)
	(thousands)	(millions)
Short Term Incentive Plan
Nonvested at December 29, 2005	—	—
Granted during period	465	$7.8
Vested during period	—	—
Forfeited during period	—	—

Nonvested at December 31, 2006	465	7.8

Granted during period	250	7.5
Vested during period	(456)	(7.6)
Fortfeited during the period	(19)	(0.5)

Nonvested at June 28, 2007	240	$7.2

(1)	Value represents grant date fair value.
Long Term Incentive Plan
     The Long Term Incentive Plan is designed to encourage retention of key employees. One-half of the granted restricted shares of class B common stock vest on the second anniversary of the grant date, and the other half vest on the fourth anniversary of the grant date. Restricted shares are forfeited if the employee’s employment terminates prior to vesting. In the first quarter of 2007, 67,391 shares valued at $2.0 were granted. Holdings expensed $0.2 in the six months ended June 28, 2007 related to this grant. The intrinsic value of the unvested shares at June 28, 2007 was $2.4 based on the value of Holdings’ common stock and the number of unvested shares.
     The following table summarizes the activity of the restricted shares under the Long Term Incentive Plan for the periods ended December 31, 2006 and June 28, 2007:

	Shares	Value(1)
	(thousands)	(millions)
Long Term Incentive Plan
Nonvested at December 31, 2006	—	$—
Granted during the period	67	2.0
Vested during period	—	—
Forfeited during the period	(1)	—

Nonvested at June 28, 2007	66	$2.0

(1)	Value represents grant date fair value.
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

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)–(continued)
($ in millions other than per share amounts)
9. Income Taxes
     In general, the Company records income tax expense during the interim periods based on its best estimate of the full year’s effective tax rate. Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period. The Company had no discrete items for the first six months of 2007. The Company’s effective tax rate was 33.1% for the six months ended June 28, 2007 compared to 48.1% for the same period for 2006. The effective tax rate for the three and six months ended June 28, 2007 was lower compared to the same period for 2006 due primarily to the effects of a prior year valuation allowance recorded against deferred tax assets. The full year 2007 effective tax rate can be affected by variances among the estimated amounts of full year sources of taxable income, the realization of tax credits and adjustments which may arise from the Company’s assessment of its liability for uncertain tax positions.
10. Earnings per Share Calculation
     The following table sets forth the computation of basic and diluted earnings per share:

	For the Three
	Months Ended
	June 28, 2007			June 29, 2006
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common shareholders	$68.0	134.9	$0.50	$29.7	114.0	$0.26
Diluted potential common shares		4.3			5.8
Diluted EPS
Income available to common shareholders + assumed vesting	$68.0	139.2	$0.49	$29.7	119.8	$0.25

	For the Six
	Months Ended
	June 28, 2007			June 29, 2006
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common shareholders	$137.8	132.3	$1.04	$52.2	113.9	$0.46
Diluted potential common shares		6.9			7.0
Diluted EPS
Income available to common shareholders + assumed vesting	$137.8	139.2	$0.99	$52.2	120.9	$0.43
11. Related Party Transactions
     On March 26, 2007, Hawker Beechcraft, Inc., of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. Spirit’s Prestwick facility provides wing components for the Hawker 800 Series and generated sales of $12.5 in the six months ended June 28, 2007. For the three months ended June 28, 2007 and June 29, 2006, sales for the Hawker 800 Series were $6.3 and $4.4, respectively.
     A member of the Company’s board of directors is also a member of the board of directors of Hawker Beechcraft, Inc.
     Since February 2007, an executive of the Company has been a member of the board of directors for one of our suppliers, Precision Castparts Corp. of Portland, Oregon, a manufacturer of complex metal components and products. For the three and six months ended June 28, 2007, we purchased $7.1 and $14.2 of products, respectively, from this supplier.
     A member of our board of directors is the president and chief executive officer of Aviall, Inc., the parent of one of our customers, Aviall Services, Inc. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc. Net revenues to the Company under this agreement for the three and six months ended June 28, 2007 were $0.9 and $2.6, respectively.
     The Company has a $588.3 term loan outstanding at June 28, 2007. Prior to November 27, 2006, this loan was with a subsidiary of Onex Corporation. Upon consummation of the IPO, the loan agreement was amended to, among other things, release the Onex subsidiary from all its obligations under the loan agreement, including with respect to the term loan, and all such obligations were assumed by the company. During the six months ended June 28, 2007 and June 29, 2006, the Company paid interest of $0.0 and $24.9, respectively, to the Onex subsidiary on the term loan. For the three months ended June 28, 2007 and June 29, 2006, the Company paid interest of $0.0 and $13.4, respectively. Management believes the interest charged was reasonable in relation to the loan provided.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)–(continued)
($ in millions other than per share amounts)
     Boeing owns and operates significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, is providing those systems and support services to Spirit under a transition services agreement. A number of services covered by the transition services agreement have now been established by the Company, and the remaining services are scheduled to be completed during 2008, subject to renewal options. The Company incurred fees of $12.0 and $22.7 for services performed for the six months ended June 28, 2007 and June 29, 2006, respectively. For the three months ended June 28, 2007 and June 29, 2006, the Company incurred fees for services performed of $5.6 and $11.3, respectively.
     Spirit had provided certain functions (e.g., health services and finance systems) for Boeing since the Boeing Acquisition pursuant to a Purchased Services Agreement. These services are expected to be transitioned to Boeing by the end of 2007. Boeing incurred fees to Spirit of less than $0.1 and $0.5 for services performed during the six months ended June 28, 2007 and June 29, 2006, respectively. For the three months ended June 28, 2007 and June 29, 2006, Boeing incurred fees to Spirit of less than $0.1 and $0.3, respectively.
     The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $1.0 and $0.6 to the firm for the six months ended June 28, 2007 and June 29, 2006, respectively. The Company paid fees of $0.4 for each of the three months ended June 28, 2007 and June 29, 2006.
     An executive of the Company is a member of the board of directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties.
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
     From time to time, in the ordinary course of business and like others in the industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action. We have been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future. Additionally, we are subject to federal and state requirements for protection of the environment, including those for disposal of hazardous waste and remediation of contaminated sites. As a result, we are required to participate in certain government investigations regarding environmental remediation actions.
     A lawsuit has been filed against Spirit, Onex, and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The purchase agreement between Onex and Boeing requires Spirit to indemnify Boeing for damages against Boeing in the suit. The Company intends to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
     On December 22, 2006, a lawsuit was filed against Spirit, Boeing, Onex and the International Union, United Automobile, Aerospace & Agricultural Implement Workers of America (UAW) alleging age, disability, sex and race discrimination as well as breach of the duty of fair representation, retaliatory discharge, violation of FMLA (retaliation) and the Employee Retirement Income Security Act (ERISA), arising out of Spirit’s failure to hire eight former Boeing employees at the McAlester, Oklahoma facility. The complaint was filed in the U.S. District Court in the Eastern District of Oklahoma. The Company intends to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
     In December 2005, a federal grand jury sitting in Topeka, Kansas issued subpoenas regarding the vapor degreasing equipment at our Wichita, Kansas facility. The government’s investigation appears to focus on whether the degreasers were operating within permit

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)–(continued)
($ in millions other than per share amounts)
parameters and whether chemical wastes from the degreasers were disposed of properly. The subpoenas cover a time period both before and after our purchase of the Wichita, Kansas facility. Subpoenas were issued to Boeing, Spirit and individuals who were employed by Boeing prior to the Boeing Acquisition but are now employed by Spirit. Spirit has responded to the subpoena and is continuing to provide additional information to the government as requested. Spirit continues to cooperate with the government’s investigation. Therefore, at this time, we do not have enough information to make any predictions about the outcome of this matter. However, we believe that any outcome that does result from this matter will not have a material adverse effect on the Company’s financial position or liquidity.
     Airbus has filed oppositions to six European patents originally issued to or applied for by Boeing and acquired by Spirit in the Boeing Acquisition. Airbus claims that the subject matter in these patents is not patentable because of a lack of novelty and a lack of inventive activity. For the first opposition, Spirit has requested oral proceedings before a three member Opposition Board of the European Patent Office (EPO). Spirit’s observations and arguments against the opposition will be due a month before the oral proceedings, which is scheduled for December 13, 2007. The decision of the Opposition Board is appealable. Spirit has filed responses to two of the other oppositions, but no date for oral proceedings has been set. For the fourth opposition, Spirit expects to file a response to the opposition before the end of the third quarter. The remaining two patents have gone before the three panel board. In one case, the patent was maintained without amendments to the claims. On the second patent, the board accepted the claims with limitation and Spirit has appealed. Airbus did not file an appeal in either of the adverse decisions.
     On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early April. Holdings, The Spirit AeroSystems Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Western European Union (WEU) and Wichita Technical Professional Unit (WTPU) Employees and The Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with the Boeing Company and Boeing retirement and health plan entities, were sued by 12 former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under ERISA and general contract law and purport to bring the case as a class action on behalf of similarly situated individuals. The putative sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing Aircraft Company in Wichita, Kansas and who were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in a job represented by a union, were between the ages of 49 and 55 and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities are that the Spirit plans wrongfully have failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” allegedly triggered by their separation from employment by Boeing and that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek certification of a class, declaration that they are entitled to the early retirement benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. At this time, we do not have enough information to make any predictions about the outcome of this matter. However, we believe that any outcome that does result from this matter will not have a material adverse effect on the Company’s financial position or liquidity.
Guarantees
     Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit and letters of guarantee reduce the amount of borrowings available under the revolving credit facility. As of June 28, 2007 and December 31, 2006, $12.4 and $0.8 were outstanding in respect of these guarantees, respectively.
Service and Product Warranties
     The Company provides service and warranty policies on its products. Liability under service and warranty policies is based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues. The service warranty reserve was $9.6 at June 28, 2007 and December 31, 2006.
13. Segment Information
     Spirit operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Essentially all revenues in the three principal segments are with Boeing, with the exception of Wing Systems, which includes revenues from Airbus and others in the U.K. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services and the KIESC. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses (SG&A) and unallocated research and development. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)–(continued)
($ in millions other than per share amounts)
that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.
     Spirit’s Fuselage Systems segment includes development, production and marketing of forward, mid- and rear fuselage sections and systems, primarily to aircraft OEMs, as well as related spares and maintenance, repairs and overhaul, or MRO services.
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
     The Company’s segments are consistent with the organization and responsibilities of management reporting to the chief operating decision-maker for the purpose of assessing performance. The Company’s definition of segment operating income differs from operating income as presented in its primary financial statements and a reconciliation of the segment and consolidated results is provided in the table set forth below. Most selling, general and administrative expenses, and all interest expense/(income), related financing costs and income tax amounts, are not allocated to the operating segments.
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
     The following table shows segment information:

	For the Three		For the Six
	Months Ended		Months Ended
	June 28,	June 29,	June 28,	June 29,
	2007	2006	2007	2006 (1)
Segment Revenues
Fuselage Systems	$449.7	$414.5	$894.9	$768.2
Propulsion Systems	259.2	225.2	519.6	441.7
Wing Systems	245.4	207.1	486.6	299.1
All Other	4.5	8.6	11.8	17.2

	$958.8	$855.4	$1,912.9	$1,526.2

Segment Operating Income
Fuselage Systems	$82.1	$65.4	$165.1	$125.5
Propulsion Systems	44.0	29.3	84.3	59.1
Wing Systems	28.4	13.5	51.6	19.0
All Other	0.7	1.6	1.5	2.1

Business Segment Operating Income	155.2	109.8	302.5	205.7
Unallocated corporate SG&A	(51.9)	(53.3)	(94.4)	(96.7)
Unallocated research and development	(1.2)	(0.5)	(2.2)	(2.4)

Total operating income	$102.1	$56.0	$205.9	$106.6

(1)	Revenues for Wing Systems exclude Spirit Europe before April 1, 2006, the date we acquired BAE Aerostructures.

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
     The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto included in this Form 10-Q and the audited consolidated financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Recent Events
     Secondary Offering. On May 8, 2007, Spirit Holdings filed a Registration Statement on Form S-1 (Registration No. 333-142689) with the Securities and Exchange Commission for a secondary offering of Spirit Holdings’ class A common stock. On May 21, 2007, that registration statement, as amended, was declared effective by the Securities and Exchange Commission. The registration statement covered 31,516,802 shares of our class A common stock, and up to an additional 3,151,682 shares of our class A common stock subject to the underwriters’ over-allotment option granted by the selling stockholders identified in the registration statement. The selling stockholders sold a total of 34,340,484 shares of our class A common stock at a price of $33.50 per share less underwriter discounts and commissions. Associated with this offering, the Company incurred $9.6 million of pre-tax expense. A majority of the expense, contained in selling, general and administrative (SG&A), reflects an acceleration of stock-based compensation expense which would have otherwise been recognized in future years. The Company received no proceeds from this offering.
Overview
     We are the largest independent original parts designer and manufacturer of commercial aerostructures in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial, military and business jet aircraft. We derive our revenues primarily through long-term supply agreements with Boeing and Airbus. For the three months ended June 28, 2007, we generated net revenues of $958.8 million and net income of $68.0 million. For the six months ended June 28, 2007, we generated net revenues of $1,912.9 million and net income of $137.8 million.
     We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid- and rear fuselage sections, (2) Propulsion Systems, which include nacelles, struts/pylons and engine structural components and (3) Wing Systems, which include wings, wing components and flight control surfaces. All other activities fall within the All Other segment, principally made up of sundry sales and miscellaneous services and sales of natural gas through a tenancy-in-common with other Wichita companies. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 28%, 18% and 1%, respectively, of our segment operating income before unallocated corporate expenses for the three months ended June 28, 2007. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 55%, 28%, 17% and less than 1%, respectively, of our segment operating income before unallocated corporate expenses for the six months ended June 28, 2007.
2007 Outlook
     We expect the following results for the year ending December 31, 2007:

	2007 Outlook	2006 Actuals
Revenues	$4.0-4.1 billion	$3.2 billion
Operating earnings (loss)	$410-430 million	($56.3) million
Operating margins	10.0-10.7%	(1.76%)
Depreciation and amortization	$115-120 million	$64.8 million
Earnings per share, diluted	$1.90-2.00 per share	$0.14 per share
Cash flow from operations (1)	approx. $280 million	$273.6 million
Capital expenditures	approx. $300 million	$343.2 million

(1)	2007 Cash flow from operations includes $45 million of capital expenditures funded by customers

Our 2007 outlook is based on the following market assumptions:
•	We expect 2007 revenues between $4.0 billion and $4.1 billion, approximately 25 percent higher than 2006, as increased market demand for large commercial transport aircraft from Boeing and Airbus drives additional shipset deliveries. This revenue projection is based on previously issued 2007 Boeing and Airbus delivery guidance of 440-445 and 440-450, respectively. This projection also includes the initial deliveries to Boeing of Spirit products on the 787 program as well as a full year of revenue from Spirit Europe.
•	We expect our operating margins to be between 10.0 percent and 10.7 percent as benefits from higher volumes, cost reduction and productivity initiatives, as well as lower research and development (R&D), stock compensation, and transition expenses expand operating margins versus 2006 actual results. We expect 2007 fully diluted earnings per share to be $1.90 to $2.00.
•	We expect our cash flow from operations to be approximately $280 million, which includes additional working capital spending for the new 787 program. Fiscal 2007 capital expenditures are expected to be approximately $300 million. We expect to utilize approximately 50 percent of the capital expenditures to complete the installation of production capacity for the new 787 program. We anticipate that approximately $45 million of customer financing will partially offset these capital expenditures.
•	We expect depreciation and amortization expenses to be between $115 and $120 million as new capital equipment is placed into service.
•	Additionally for 2007, R&D expense is expected to be approximately $60 million and SG&A expense is expected to be approximately $200 million.
Results of Operations

	Three Months	Three Months		Six Months	Six Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	June 28,	June 29,	Change to Prior	June 28,	June 29,	Change to Prior
	2007	2006	Year	2007	2006 (1)	Year
	($ in millions)
Net revenues	$958.8	$855.4	12%	$1,912.9	$1,526.2	25%
Operating costs and expenses
Cost of sales	788.7	716.0	10%	1,583.5	1,249.0	27%
Selling, general and administrative	54.3	55.3	(2%)	99.4	100.1	(1%)
Research and development	13.7	28.1	(51%)	24.1	70.5	(66%)

Total costs and expenses	856.7	799.4	7%	1,707.0	1,419.6	20%
Operating income	102.1	56.0	82%	205.9	106.6	93%
Interest expense and financing fee amortization	(9.5)	(11.7)	(19%)	(18.4)	(22.9)	(20%)
Interest income	7.2	6.9	4%	14.8	14.0	6%
Other income, net	1.8	1.5	20%	3.8	2.9	31%

Income before income taxes	101.6	52.7	93%	206.1	100.6	105%
Income tax provision	(33.6)	(23.0)	46%	(68.3)	(48.4)	41%

Net income	$68.0	$29.7	129%	$137.8	$52.2	164%

(1)	Results exclude Spirit Europe before April 1, 2006, the date we acquired BAE Aerostructures.
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

     Comparative shipset deliveries by model are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Model	June 28, 2007	June 29, 2006	June 28, 2007	June 29, 2006 (1)
B737	85	77	168	141
B747	4	3	9	6
B767	4	3	7	6
B777	21	16	42	30
B787	1	—	1	—

Total Boeing	115	99	227	183
A320 Family	84	81	177	81
A330/340	21	33	43	33
A380	—	4	—	4

Total Airbus	105	118	220	118
Hawker 800 Series	15	12	31	12

Total	235	229	478	313

(1)	Deliveries exclude Spirit Europe before April 1, 2006, the date we acquired BAE Aerostructures.
Results of Operations for the Three Months Ended June 28, 2007 and June 29, 2006
     Net Revenues. Net revenues for the three months ended June 28, 2007 were $958.8 million, an increase of $103.4 million, or 12%, compared with net revenues of $855.4 million for the same period in the prior year due to increased deliveries. Deliveries to Boeing increased from 99 shipsets during the second quarter of 2006 to 115 shipsets in the second quarter of 2007, a 16% increase. In total, in the second quarter of 2007, we delivered 235 shipsets compared to 229 shipsets delivered for the same period in the prior year. Approximately 98% of Spirit’s net revenues for the second quarter 2007 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 82% for the three months ended June 28, 2007 as compared to 84% for the same period in the prior year. During the second quarter of 2007, Spirit updated its contract profitability estimates resulting in a favorable change in contract estimates of $3.4 million related to periods prior to the second quarter of 2007 as compared to $15.3 million of favorable change recorded in the second quarter of 2006 related to periods prior to the second quarter of 2006. This favorable change was primarily recorded in the Wing Systems and Propulsion Systems segments and was driven by favorable cost trends within the current contract blocks. The decrease in the total cost of sales as a percentage of revenue in the second quarter of 2007 as compared to the second quarter of 2006 was driven by lower fringe benefit related expenses and continued productivity improvements.
     Selling, General and Administrative. SG&A, including transition expense, as a percentage of net revenue for the three months ended June 28, 2007 was 6% as compared to 7% for the same period in the prior year. The decrease is attributable to SG&A expenses remaining relatively flat compared to the increase in net revenue period over period. In the second quarter of 2007, we recognized $14.4 million in stock compensation expense as compared to $12.9 million during the second quarter of 2006. Included in the 2007 amount was $7.0 million of stock compensation expense related to the secondary offering. The total amount of expense related to the secondary offering included in SG&A was $9.6 million.
     Research and Development. R&D costs as a percentage of net revenues were approximately 1% for the three months ended June 28, 2007 and 3% for the same period in the prior year. R&D costs have declined in total, as well as a percentage of net revenues primarily due to a reduction in R&D spending on the B787 program.
     Operating Income. Operating income for the three months ended June 28, 2007 was $102.1 million compared to operating income of $56.0 million for the same period in the prior year. The increase was driven by the additional gross profit from greater sales volume and lower R&D and transition expenses compared to the second quarter of 2006.
     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the three months ended June 28, 2007 includes $8.9 million of interest and fees paid or accrued in connection with long-term debt and $0.6 million in amortization of deferred financing costs as compared to $10.8 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs for the same period in the prior year. The decrease of $2.2 as compared to the second quarter of 2006 primarily resulted from the prepayment of debt and the write-off of deferred financing costs in the fourth quarter of 2006.
     Interest Income. Interest income for the three months ended June 28, 2007 consisted of $5.4 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition and $1.8 million in interest income as compared to $5.1 million of accretion of the discounted long-term receivable and $1.5 million of interest income for the same period in the prior year. As we receive additional payments on the receivable, the amount of accretion will decrease.
     Provision for Income Taxes. The income tax provision for the three months ended June 28, 2007 consisted of $30.7 million for federal income taxes, $1.1 million for state taxes, and $1.8 million for foreign taxes. The income tax provision for the three months ended June 29, 2006 consisted of $22.8 million for federal income taxes and $0.2 million for state taxes. The effective income tax rate of 33.1% for the three months ended June 28, 2007 differs from the effective income tax rate of 43.6% for the same period in the prior year primarily due to the effects of a prior year valuation allowance recorded against deferred tax assets and additional current year state income tax credits.
     The following table shows comparable segment operating income before unallocated corporate expenses for the three months ended June 28, 2007 compared to the three months ended June 29, 2006:

	Three Months Ended	Three Months Ended
	June 28, 2007	June 29, 2006
	($ in millions)
Segment Net Revenues
Fuselage Systems	$449.7	$414.5
Propulsion Systems	259.2	225.2
Wing Systems	245.4	207.1
All Other	4.5	8.6

	$958.8	$855.4

Segment Operating Income
Fuselage Systems	$82.1	$65.4
Propulsion Systems	44.0	29.3
Wing Systems	28.4	13.5
All Other	0.7	1.6

	155.2	109.8
Unallocated corporate SG&A	(51.9)	(53.3)
Unallocated research and development	(1.2)	(0.5)

Total operating income	$102.1	$56.0

     Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 47%, 27%, 26% and less than 1%, respectively, of our net revenues for the three months ended June 28, 2007. Net revenues attributable to Airbus are recorded in the Wing Systems segment.
     Improvements to segment operating income before unallocated corporate expenses for the three months ended June 28, 2007 compared to the three months ended June 29, 2006 were driven by greater sales and lower expenses, primarily R&D associated with the B787 program and fringe benefit cost reductions. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 28%, 18% and 1%, respectively, of our segment operating income before unallocated corporate expenses for the three months ended June 28, 2007.
     Fuselage Systems. Fuselage Systems segment net revenues for the three months ended June 28, 2007 were $449.7 million, an increase of 8% or $35.2 million over the same period in the prior year. This reflects an increase in Boeing B737, B747, B767 and B777 model production in support of customer deliveries and delivery of the first B787 forward fuselage section. Fuselage Systems posted segment operating margins of 18% for the three months ended June 28, 2007, up from 16% in the same period of 2006, driven by lower cost, particularly fringe benefits and usage and occupancy, and less R&D expense on the B787 program. A favorable cumulative catch-up adjustment of $7.3 million was recognized for the second quarter of 2006 related to periods prior to the second quarter of 2006.

     Propulsion Systems. Propulsion Systems segment net revenues for the three months ended June 28, 2007 were $259.2 million, an increase of 15% or $34.0 million over the same period in the prior year. This reflects an increase in Boeing B737, B747 and B777 model production in support of customer deliveries and deliveries of the initial B787 shipsets. Propulsion Systems posted segment operating margins of 17% for the second quarter 2007, compared to 13% in the same period in the prior year driven by lower cost and less R&D expense on the B787 program. A favorable cumulative catch-up adjustment of $5.8 million was recognized for the second quarter of 2006 related to periods prior to the second quarter of 2006.
     Wing Systems. Wing Systems segment net revenues for the three months ended June 28, 2007 were $245.4 million, an increase of 18% or $38.3 million over the same period in the prior year. Wing Systems posted segment operating margins of 12% for the three months ended June 28, 2007, compared to 7% in same period in the prior year, as R&D expense on the B787 program declined. A favorable cumulative catch-up adjustment of $2.2 million was recognized for the second quarter of 2006 related to periods prior to the second quarter of 2006.
     All Other. The All Other net revenues consist of sundry sales and miscellaneous services, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. The reduction in net revenues and operating income for the three months ended June 28, 2007, compared to the three months ended June 29, 2006, was primarily driven by decreases in natural gas demand associated with KIESC.
Results of Operations for the Six Months Ended June 28, 2007 and June 29, 2006
     Net Revenues. Net revenues for the six months ended June 28, 2007 were $1,912.9 million, an increase of $386.7 million, or 25%, compared with net revenues of $1,526.2 million for the same period in the prior year. Included in the six months ended June 28, 2007 is $248.4 million of Spirit Europe net revenues, of which $126.9 million were recorded in the first quarter of 2007. The increase in net revenues, excluding Spirit Europe, is primarily attributable to delivery rate increases on the B737, B747 and B777 programs and initial deliveries of the B787 production shipsets. Deliveries to Boeing increased from 183 shipsets during the six months ended June 29, 2006 to 227 shipsets in the six months ended June 28, 2007, a 24% increase. In total, for the six months ended June 28, 2007, we delivered 478 shipsets compared to 313 shipsets delivered for the same period in the prior year. Approximately 98% of Spirit’s net revenues for the six months ended June 28, 2007 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 83% for the six months ended June 28, 2007 as compared to 82% for the same period in the prior year due to a higher favorable cumulative catch-up adjustment of $43.1 million recorded in the first six months of 2006 related to periods prior to 2006 as compared to a favorable cumulative catch-up of adjustment $11.3 million recorded in the first six months of 2007 related to periods prior to 2007. The lower cost in the first six months of 2006 was due to lower depreciation, fringe benefit and pension expenses. The favorable cumulative catch-up adjustment for 2007 was primarily recorded in the Wing Systems and Propulsion Systems segments and was driven by favorable cost trends within the current contract blocks.
     Selling, General and Administrative. SG&A as a percentage of net revenue for the first six months of 2007 was 5% compared to 7% for the same period in the prior year. SG&A expenses in the six months ended June 28, 2007 were lower as a percentage of net revenues due to an increase in net revenues and a reduction in spending on transition related costs and lower stock compensation expenses. In the first six months of 2007, we recognized $21.0 million in stock compensation expense as compared to $26.3 million during the first six months of 2006. Included in the 2007 amount was $7.0 million of stock compensation expense related to the secondary offering. The total amount of expense related to the secondary offering included in SG&A was $9.6 million.
     Research and Development. R&D costs as a percentage of net revenues were approximately 1% for the first six months ended June 28, 2007 and 5% for the same period in the prior year. R&D costs have declined primarily due to a reduction in R&D spending on the B787 program in the first six months of 2007 compared to the first six months of 2006.
     Operating Income. Operating income for the six months ended June 28, 2007 was $205.9 million compared to operating income of $106.6 million for the same period in the prior year. The increase was driven by the additional gross profit from greater sales volume and lower transition and R&D expenses compared to the first six months of 2006.
     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the six months ended June 28, 2007 includes $17.1 million of interest and fees paid or accrued in connection with long-term debt and $1.3 million in amortization of deferred financing costs as compared to $20.7 million of interest and fees paid or accrued in connection with long-term debt and

$2.2 million in amortization of deferred financing costs for the same period in the prior year. The decrease of $4.4 million as compared to the six months ended June 29, 2006 was primarily due to the prepayment of debt and the write-off of deferred financing costs in the fourth quarter of 2006.
     Interest Income. Interest income for the six months ended June 28, 2007, consisted of $10.8 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition and $4.0 million in interest income as compared to $10.1 million of accretion of the discounted long-term receivable and $3.6 million of interest income for the same period in the prior year. The increase in interest income as compared to the first six months of 2006 was primarily related to higher accretion amounts in 2007. As we receive additional payments on the receivable, the amount of accretion will decrease.
     Provision for Income Taxes. The income tax provision for the six months ended June 28, 2007 consisted of $64.6 million for federal income taxes, $2.5 million for state taxes and $1.2 million for foreign taxes. The income tax provision for the six months ended June 29, 2006 consisted of $48.1 for federal income taxes and $0.3 million for state taxes. The effective income tax rate of 33.1% for the six months ended June 28, 2007 differs from the effective income tax rate of 48.1% for the same period in the prior year primarily due to the effects of a prior year valuation allowance recorded against deferred tax assets.
     Segments. We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid- and rear fuselage sections, (2) Propulsion Systems, which include nacelles, struts/pylons and engine structural components and, (3) Wing Systems, which include wings, wing components and flight control surfaces. All other activities fall within the All Other segment.
     The following table shows comparable segment revenues and operating income before unallocated corporate expenses for the six months ended June 28, 2007 compared to the six months ended June 29, 2006:

	Six Months Ended	Six Months Ended
	June 28, 2007	June 29, 2006 (1)
	($ in millions)
Segment Net Revenues
Fuselage Systems	$894.9	$768.2
Propulsion Systems	519.6	441.7
Wing Systems	486.6	299.1
All Other	11.8	17.2

	$1,912.9	$1,526.2

Segment Operating Income
Fuselage Systems	$165.1	$125.5
Propulsion Systems	84.3	59.1
Wing Systems	51.6	19.0
All Other	1.5	2.1

	302.5	205.7
Unallocated corporate SG&A	(94.4)	(96.7)
Unallocated research and development	(2.2)	(2.4)

Total operating income	$205.9	$106.6

(1)	Results for Wing Systems exclude Spirit Europe before April 1, 2006, the date we acquired BAE Aerostructures.
     Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 47%, 27%, 25% and 1%, respectively, of our net revenues for the six months ended June 28, 2007. Net revenues attributable to Airbus are recorded in the Wing Systems segment.
     Improvements to segment operating income before unallocated corporate expenses in the six months ended June 28, 2007 compared to the six months ended June 29, 2006 were driven by greater sales and lower transition and R&D expenses. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 55%, 28%, 17% and less than 1%, respectively, of our segment operating income before unallocated corporate expenses for the six months ended June 28, 2007.

     Fuselage Systems. Fuselage Systems segment net revenues for the six months ended June 28, 2007 were $894.9 million, an increase of 17% or $126.7 million over the same period in the prior year. This reflects an increase in Boeing B737, B747, B767 and B777 model production in support of customer deliveries and delivery of the first B787 forward fuselage section. Net revenues in the first six months of 2006 were lower than originally planned as a result of the IAM strike at Boeing which occurred in September of 2005. Fuselage Systems posted segment operating margins of 18% for the six months ended June 28, 2007, up from 16% in the same period of 2006, driven by volume increases, lower production costs, particularly fringe benefits and usage and occupancy, and less R&D expense on the B787 program. A favorable cumulative catch-up adjustment of $28.5 million was recognized for the first six months of 2006 related to periods prior to 2006.
     Propulsion Systems. Propulsion Systems segment net revenues for the six months ended June 28, 2007 were $519.6 million, an increase of 18% or $77.9 million over the same period in the prior year. This reflects an increase in Boeing B737, B747 and B777 model production in support of customer deliveries and deliveries of the initial B787 shipsets. Net revenues in the first six months of 2006 were lower than originally planned as a result of the IAM strike at Boeing which occurred in September of 2005. Propulsion Systems posted segment operating margins of 16% for the six months ended June 28, 2007, compared to 13% in the same period in the prior year as R&D expense on the B787 program declined and higher production rates, which resulted in production efficiencies, were realized. A favorable cumulative catch-up adjustment of $8.9 million was recognized for the first six months of 2006 related to periods prior to 2006.
     Wing Systems. Wing Systems segment net revenues for the six months ended June 28, 2007 was $486.6 million, an increase of $187.5 million over the same period in the prior year. Wing Systems net revenues for the six months ended June 29, 2006 excluded Spirit Europe for the first quarter of 2006, which accounted for $248.4 million of the Wing Systems segment net revenues in the first six months of 2007. In addition, net revenues in the first six months of 2006 were lower than originally planned as a result of the IAM strike at Boeing which occurred in September of 2005. Wing Systems posted segment operating margins of 11% for the first six months of 2007, compared to 6% in same period in the prior year, as R&D expense on the B787 program declined. A favorable cumulative catch-up adjustment of $5.7 million was recognized for the first six months of 2006 related to periods prior to 2006.
     All Other. The All Other net revenues consist of sundry sales and miscellaneous services, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. The reduction in net revenues in the six months ended June 28, 2007, compared to the six months ended June 29, 2006, was primarily driven by decreases in natural gas demand associated with KIESC.
Cash Flow
Six Months Ended June 28, 2007 Compared to the Six Months Ended June 29, 2006
     Operating Activities. For the six months ended June 28, 2007, we had a net cash inflow of $64.6 million from operating activities, a decrease of $148.0 million or 70% compared to a net cash inflow of $212.6 million for the same period in the prior year. The decrease in cash provided in the current year was primarily due to accounts receivable and inventory builds for the start-up of the B787 program and lower customer advances, partially offset by higher earnings. In addition, we had $34.5 million of excess tax benefits from share-based payment arrangements which are reflected as outflows in operating activities and offset as financing activities as required by SFAS 123R. This activity represents the cash tax benefit that will be recognized in current and future periods through reduced tax payments.
     Investing Activities. For the six months ended June 28, 2007, we had a net cash outflow of $145.1 million from investing activities, a decrease of $178.3 million compared to $323.4 million for the same period in the prior year. During the six months ended June 28, 2007, we invested $159.2 million in property, plant and equipment, software and program tooling which was $20.8 million less than the same period of 2006. Of this amount, $86.4 million was related to capital investments related to the start of B787 production as compared to $125.8 million over the same period in the prior year. Investments were partially offset by $11.4 million in capital reimbursements from Boeing received in the first quarter of 2007. Also included in 2006 was the investment of $145.4 million for the acquisition of BAE Aerostructures (net of cash acquired).
     Financing Activities. For the six months ended June 28, 2007, we had a net cash inflow of $22.7 million from financing activities, an increase of $27.6 million compared to a net cash outflow of $4.9 million for the same period in the prior year. The increase in net cash was due primarily to $34.5 million related to excess tax benefits from share-based payment arrangements (which are reflected as outflows in operating activities) partially offset by $10.8 million of payments on long-term debt in 2007 compared to $5.4 million of long-term debt payments in the first half of 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 5, 2007, which could materially affect our business, financial condition or results of operations.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls as of June 28, 2007, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     During the second quarter of 2007, portions of our new enterprise resource planning (ERP) system were implemented. This conversion affected certain general ledger functions, and resulted in the use of new system reports and additional monitoring controls during the transition from legacy systems. Other than this item, there were no other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 5, 2007, which could materially affect our business, financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
At the May 1, 2007 annual meeting of shareholders, the following matters were submitted to a vote of the shareholders:
(a) Election of Directors
     The Company’s shareholders elected 10 directors, each for a one-year term.
     The shareholders elected the Company’s 10 nominees to the 10 director positions by the vote shown below:

Nominees	Votes For	Withheld
Ivor Evans	526,821,231	2,816,844
Paul Fulchino	506,356,253	23,281,822
Richard Gephardt	507,486,389	22,151,686
Robert Johnson	525,758,243	3,879,832
Ronald Kadish	526,907,705	2,730,370
Cornelius McGillicuddy, III	526,822,596	2,815,479
Seth Mersky	506,782,519	22,855,556
Francis Raborn	524,539,895	5,098,180
Jeffrey L. Turner	510,435,767	19,202,308
Nigel Wright	504,383,018	25,255,057
(b) Ratification of the Appointment of Independent Auditor
     The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor in 2007 as follows:

Votes For	Votes Against	Abstentions
529,489,694	82,378	66,003

Item 6. Exhibits

Article I. Exhibit
Number	Section 1.01 Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Ulrich Schmidt Ulrich Schmidt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 9, 2007

/s/ Daniel R. Davis Daniel R. Davis	Corporate Controller (Principal Accounting Officer)	August 9, 2007