Form 10-Q
period 2007-09-27
Spirit AeroSystems Holdings, Inc.
filed 2007-11-05
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of October 31, 2007 the registrant had outstanding 102,563,955 shares of class A common stock, $0.01 par value per share and 36,863,876 shares of class B common stock, $0.01 par value per share.

PART I— FINANCIAL INFORMATION
Item 1. Financial Statements
Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2007	September 28, 2006	September 27, 2007	September 28, 2006
	($ in millions, except per share data)
Net revenues	$967.5	$829.7	$2,880.4	$2,355.9
Operating costs and expenses
Cost of sales	804.7	677.7	2,388.2	1,926.7
Selling, general and administrative	42.9	59.9	142.3	160.0
Research and development	13.3	14.6	37.4	85.1

Total operating costs and expenses	860.9	752.2	2,567.9	2,171.8

Operating income	106.6	77.5	312.5	184.1
Interest expense and financing fee amortization	(9.7)	(11.9)	(28.1)	(34.8)
Interest income	8.0	6.9	22.8	20.9
Other income, net	1.3	0.7	5.1	3.6

Income before income taxes	106.2	73.2	312.3	173.8
Income tax expense	(22.6)	(39.2)	(90.9)	(87.6)

Net income	$83.6	$34.0	$221.4	$86.2

Earnings per share
Basic	$0.61	$0.30	$1.65	$0.76
Diluted	$0.60	$0.28	$1.59	$0.71
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 27,	December 31,
	2007	2006
	($ in millions)
Current assets
Cash and cash equivalents	$105.4	$184.3
Accounts receivable, net	247.2	200.2
Other receivables	92.3	43.0
Inventory, net	1,198.4	882.2
Prepaid expenses	14.8	20.8
Income tax receivable	—	21.7
Other current assets	59.6	68.3

Total current assets	1,717.7	1,420.5
Property, plant and equipment, net	937.7	773.8
Long-term receivable	141.0	191.5
Pension assets	231.5	207.3
Other assets	138.1	129.1

Total assets	$3,166.0	$2,722.2

Current liabilities
Accounts payable	$374.9	$339.1
Accrued expenses	229.2	198.5
Current portion of long-term debt	22.8	23.9
Other current liabilities	19.8	8.2

Total current liabilities	646.7	569.7
Long-term debt	582.5	594.3
Advance payments	638.5	587.4
Pension obligation	56.6	53.7
Other liabilities	101.7	58.1
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 102,563,955 and 63,345,834 issued and outstanding, respectively	1.0	0.6
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 36,890,084 and 71,351,347 shares issued and outstanding, respectively	0.4	0.7
Additional paid-in capital	917.2	858.7
Accumulated other comprehensive income	74.0	72.5
Retained earnings/ (deficit)	147.4	(73.5)

Total shareholders’ equity	1,140.0	859.0

Total liabilities and shareholders’ equity	$3,166.0	$2,722.2

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)

				Accumulated	Retained
				Other	Earnings/
	Common Stock		Additional	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Paid-in Capital	Income	Deficit	Total	Income/(Loss)
	($ in millions)
Balance — December 31, 2006	134,697,181	$1.3	$858.7	$72.5	$(73.5)	$859.0
Net income					221.4	221.4	221.4
UEP stock issued	4,812,641	0.1	(0.7)			(0.6)
Employee equity awards	317,652	—	27.9			27.9
Restricted stock forfeitures	(339,188)	—	(1.1)			(1.1)
Excess tax benefits from share-based payment arrangements			32.9			32.9
Unrealized gain on cash flow hedges, net of tax				(4.6)		(4.6)	(4.6)
Unrealized gain on currency translation adjustments				6.1		6.1	6.1
Stock repurchases	(34,247)	—	(0.5)	—	(0.5)	(1.0)	—

Balance — September 27, 2007	139,454,039	$1.4	$917.2	$74.0	$147.4	$1,140.0	$222.9

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 27, 2007	September 28, 2006
	($ in millions)
Operating Activities
Net income	$221.4	$86.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	67.1	30.3
Amortization expense	5.7	6.2
Accretion of long-term receivable	(16.0)	(15.3)
Employee stock compensation expense	26.8	40.8
Excess tax benefits from share-based payment arrangements	(32.9)	—
Loss on disposition of assets	0.4	—
Deferred taxes	3.8	—
Changes in assets and liabilities, net of acquisition
Accounts receivable	(48.0)	(63.2)
Inventory, net	(312.6)	(171.5)
Other current assets	6.1	(6.1)
Accounts payable and accrued liabilities	18.7	142.0
Customer advances	93.6	300.0
Deferred revenue and other deferred credits	36.4	—
Other	36.1	(23.7)

Net cash provided by operating activities	106.6	325.7

Investing Activities
Purchase of property, plant and equipment	(228.0)	(233.4)
Proceeds from sale of assets	0.2	—
Acquisition of business, net of cash required	—	(135.4)
Long-term receivable	22.8	—
Financial derivatives	3.1	3.1
Other	(1.3)	—

Net cash (used in) investing activities	(203.2)	(365.7)

Financing Activities
Principal payments of debt	(14.4)	(10.2)
Excess tax benefits from share-based payment arrangements	32.9	—
Equity issuance costs	—	(3.4)
Executive stock investments/(repurchase)	(1.0)	1.1

Net cash provided by (used in) financing activities	17.5	(12.5)

Effect of exchange rate changes on cash and cash equivalents	0.2	0.2

Net (decrease) in cash and cash equivalents for the period	(78.9)	(52.3)
Cash and cash equivalents, beginning of period	184.3	241.3

Cash and cash equivalents, end of period	$105.4	$189.0

Supplemental Information
Change in value of financial instruments	$(5.1)	$6.6
Property acquired through capital leases	$1.6	$10.2
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
     Spirit is the majority participant in the Kansas Industrial Energy Supply Company (“KIESC”), a tenancy in common with other Wichita companies established to purchase natural gas.
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
     In the opinion of management, the accompanying interim condensed unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 27, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
     Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2007 presentation. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on March 5, 2007.
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
     The liability for unrecognized tax benefits was $28.2 at September 27, 2007 and $21.6 at January 1, 2007. The increase is primarily due to accelerated depreciation deductions. Included in these amounts was $1.2 at September 27, 2007 and $0.7 at January 1, 2007 of tax effected unrecognized tax benefits which, if ultimately recognized, will reduce the Company's annual effective tax rate.
     The Company is not currently under examination in any tax jurisdiction. The Company reasonably expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.
     The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses for all periods presented. The Company has accrued approximately $1.3 at September 27, 2007 and $0.5 at January 1, 2007 for the payment of potential interest and penalties.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in millions other than per share amounts)
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
     In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 11, which allows for the option to measure financial instruments, warranties, and insurance contracts at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. It is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. We do not presently have any financial assets or liabilities that we would elect to measure at fair value, and therefore we expect the adoption of this standard will have no impact on our financial statements.
3. Inventory
     Product inventory as of September 27, 2007 and December 31, 2006 is made up of the following:

	September 27,	December 31,
	2007	2006
Raw materials	$151.5	$118.1
Work-in-process	766.0	586.6
Finished goods	21.0	34.2

Product inventory	938.5	738.9
Capitalized pre-production	259.9	143.3

Inventory, net	$1,198.4	$882.2

     Inventories as of September 27, 2007 and December 31, 2006 are summarized by platform as follows:

	September 27,	December 31,
	2007	2006
B737	$301.1	$280.6
B747	68.4	62.8
B767	24.1	25.2
B777	162.0	152.9
B787(1)	424.1	172.2
Airbus-All platforms	79.5	70.2
Other in-process inventory related to long-term contracts and other programs (2)	139.2	118.3

Balance	$1,198.4	$882.2

(1)	B787 inventory includes $235.8 and $143.3 in capitalized pre-production costs at September 27, 2007 and December 31, 2006, respectively.

(2)	Contracted non-recurring services for certain derivative aircraft programs to be paid by the original equipment manufacturer, plus miscellaneous other work-in-process, and capitalized pre-production for other miscellaneous programs.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in millions other than per share amounts)
     Capitalized pre-production costs include certain costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically recovered over a certain number of shipset deliveries and the Company believes these amounts will be fully recovered.
     At September 27, 2007 and December 31, 2006, inventory included deferred production costs of approximately $52.6 and $41.8, respectively. These deferred production costs represent the excess of costs incurred over estimated average costs per Boeing shipset for the 887 Boeing shipsets delivered since inception through September 27, 2007, as well as 653 Airbus shipsets delivered from April 1, 2006 through September 27, 2007. Recovery of the deferred production costs is dependent on the number of shipsets ultimately sold and actual selling prices and production costs associated with future production.
     Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.
     The following is a roll forward of the inventory obsolescence and surplus reserve included in the inventory balances at September 27, 2007:

Balance, December 31, 2006	$15.2
Charges to costs and expenses	4.9
Exchange rate	0.1

Balance, September 27, 2007	$20.2

4. Property, Plant and Equipment
     Property, plant and equipment, net consist of the following:

	September 27,	December 31,
	2007	2006 (1)
Land	$19.5	$19.0
Buildings (including improvements)	165.5	157.7
Machinery and equipment	270.3	219.5
Tooling	348.7	245.4
Construction in progress	282.0	213.4

Total	1,086.0	855.0
Less: accumulated depreciation	(148.3)	(81.2)

Property, plant and equipment, net	$937.7	$773.8

(1)	Land improvements of $3.5 have been reclassified from Land to Buildings in the December 31, 2006 figures to conform to current year presentation.
5. Long-Term Receivable
     In connection with the Boeing Acquisition, Boeing is required to make future non-interest bearing payments to Spirit attributable to the acquisition of title of various tooling and other capital assets to be determined by Spirit. Spirit will retain usage rights and custody of the assets for their remaining useful lives without compensation to Boeing.
     The following is a schedule of future payments from our long-term and short term receivables:

2007 (September 15, 2007 through December 15, 2007)	$22.7
2008	116.1
2009	115.4

Total	$254.2

     A discount rate of 9.75 percent was used to record these payments at their estimated present value of $226.5 and $233.2 at September 27, 2007 and December 31, 2006, respectively. At September 27, 2007, the current portion of long-term receivable is $103.7 of which $11.4 was billed to Boeing in the third quarter and recorded to accounts receivable. We received the second installment of $11.4 in the third quarter. Also included in long-term receivable is $18.2 of B787 receivables not due until Boeing’s first aircraft delivery.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in millions other than per share amounts)
6. Other Assets
     Other assets are summarized as follows:

	September 27,	December 31,
	2007	2006
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	35.0	33.8

Total intangible assets	46.7	45.5
Less: Accumulated amortization-patents	(0.4)	(0.2)
Accumulated amortization-favorable leasehold interest	(1.7)	(1.3)
Accumulated amortization-customer relationships	(6.6)	(3.2)

Intangible assets, net	38.0	40.8
Deferred tax asset	63.3	39.1
Deferred financing costs, net	12.8	14.8
Fair value of derivative instruments	15.5	24.3
Goodwill — Europe	3.8	6.0
Other	4.7	4.1

Total	$138.1	$129.1

     Deferred financing costs, net are recorded net of $10.4 and $8.4 of accumulated amortization at September 27, 2007 and December 31, 2006, respectively.
7. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three		For the Nine
	Months Ended		Months Ended
	September 27,	September 28,	September 27,	September 28,
Components of Net Periodic Benefit Cost	2007	2006	2007	2006

Service cost	$1.9	$1.7	$5.7	$3.4
Interest cost	9.2	8.6	27.6	25.5
Expected return on plan assets	(17.1)	(15.0)	(51.2)	(45.0)
Amortization of prior service cost	—	—	—	—
Amortization of net (gain)/loss	—	—	—	—

Net periodic benefit cost	$(6.0)	$(4.7)	$(17.9)	$(16.1)

	Other Benefits
	For the Three		For the Nine
	Months Ended		Months Ended
	September 27,	September 28,	September 27,	September 28,
Components of Net Periodic Benefit Cost	2007	2006	2007	2006

Service cost	$0.4	$0.4	$1.2	$1.3
Interest cost	0.4	0.5	1.2	1.4
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net (gain)/loss	(0.1)	—	(0.2)	—

Net periodic benefit cost	$0.7	$0.9	$2.2	$2.7

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in millions other than per share amounts)
Employer Contributions
     We continue to expect to contribute zero dollars to the U.S. qualified pension plan and less than $0.1 to both SERP and post-retirement medical plans in 2007. As of September 27, 2007, our projected contributions to the U.K. pension plan for 2007 were $11.6, of which $8.8 was contributed by the end of the third quarter 2007. We anticipate contributing an additional $2.8 to the U.K. pension plan during the remainder of 2007. The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.
8. Stock Compensation
     Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.
     For the three months ended September 27, 2007, the Company recognized a total of $6.1 of stock compensation expense, and compensation expense for the nine months ended September 27, 2007 was $27.9, which was offset by a $1.1 expense reduction resulting from stock forfeitures. The restricted class B stock grants that occurred after the Boeing Acquisition were approximately 715,204 under the Short Term Incentive Plan; 67,391 under the Long Term Incentive Plan; 9,392,652 under the Executive Incentive Plan; 390,000 under the Director Stock Plan; and 0 shares under the Union Equity Participation Plan. The fair value of vested shares was $59.7 and $43.8 at September 27, 2007 and December 31, 2006, respectively, based on the value of Holdings’ common stock on those dates.
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
     Holdings has issued restricted shares as part of the Company’s EIP. The restricted shares have been granted in groups of four shares. Participants do not have the unrestricted rights of stockholders until those shares vest. The shares may vest upon a liquidity event, with the number of shares vested based upon a participant’s number of years of service to the Company, the portion of the investment by Onex and its affiliates liquidated through the date of the liquidity event and the return on invested capital by Onex and its affiliates through the date of the liquidity event. If a specific type of liquidity event has not occurred by the 10th year, shares may vest based on a valuation of Holdings. The Company’s initial public offering in November 2006 (the “IPO”) and secondary offering in May 2007 were considered liquidity events under the EIP. Holdings records expenses equal to the fair value of the award over a five year vesting period. The fair value of the award is based on the value of each share at the time of the grant multiplied by the probability of the share vesting based on historical performance of Onex’s controlled investments. Holdings expensed $22.1, offset by $0.8 expense reduction resulting from stock forfeitures, during the nine months ended September 27, 2007. Included in this was a catch-up adjustment of $7.0 recorded in the second quarter related to the acceleration of vesting caused by the May 2007 secondary offering. Spirit’s unamortized stock compensation related to these restricted shares is $22.1 and $47.7 at September 27, 2007 and December 31, 2006, respectively. The weighted average remaining period of compensation cost not yet recognized is 2.9 years. The weighted average remaining life of these shares is 7.9 years. The intrinsic values of the unvested shares at September 27, 2007 and December 31, 2006 were $94.6 and $179.4, respectively, based on the value of Holdings’ common stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in millions other than per share amounts)
     The following table summarizes the activity of restricted shares under the EIP for the periods ended December 31, 2006, and September 27, 2007:

	Shares	Value(1)
	(thousands)	(millions)
Executive Incentive Plan
Nonvested at December 29, 2005	8,476	$90.8
Granted during period	916	16.6
Vested during period	(4,031)	(46.2)
Forfeited during period	—	—

Nonvested at December 31, 2006	5,361	61.2

Granted during period	—	—
Vested during period	(2,555)	(29.1)
Forfeited during period	(313)	(4.0)

Nonvested at September 27, 2007	2,493	$28.1

(1)	Value represents grant date fair value.
Board of Directors Stock Awards
     This plan provides non-employee directors the opportunity to receive grants of restricted shares of class B common stock subject to certain vesting provisions. The maximum aggregate number of shares that may be granted to participants is 3,000,000 shares.
     As part of their overall compensation package, Holdings restricted common stock valued at $5.8 was granted to members of the Holdings’ Board of Directors in December 2005 based on the value of Holdings’ common stock at the grant date. These shares vest upon the achievement of certain performance conditions and the occurrence of a liquidity event. If participants cease to serve as directors within a year of the grant, the restricted shares are forfeited. In addition, any remaining restricted shares are forfeited five years after a participant ceases to serve as a director. Holdings expensed zero dollars during the nine months ended September 27, 2007.
     The following table summarizes stock grants to members of the Holdings’ Board of Directors for the periods ended December 31, 2006, and September 27, 2007:

	Shares	Value(1)
	(thousands)	(millions)
Board of Directors Stock Grants
Nonvested at December 29, 2005	390	$5.8
Granted during period	—	—
Vested during period	(167)	(2.5)
Forfeited during period	—	—

Nonvested at December 31, 2006	223	3.3

Granted during period	—	—
Vested during period	(223)	(3.3)
Forfeited during period	—	—

Nonvested at September 27, 2007	—	$—

(1)	Value represents grant date fair value.
Short Term Incentive Plan
     This plan enables eligible employees to receive incentive benefits in the form of restricted class B stock in Holdings, cash, or both, as determined by the Board of Directors or its authorized committee. The stock portion vests one year from the date of grant. Restricted shares are forfeited if the employee’s employment terminates prior to vesting. For 2005, $11.6 was awarded under this plan, $7.8 in restricted stock (464,943 shares) and $3.8 in cash. The cash portion was treated as 2005 compensation expense, and $6.9 was expensed in 2006 for the stock portion awarded for the 2005 plan year and granted in 2006. Shares granted for the 2005 plan year vested in the first quarter of 2007. For the 2006 plan year, 250,261 shares with a value of $7.5 were granted on February 22, 2007 and

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in millions other than per share amounts)
will vest on the one-year anniversary of the grant date. The 2006 cash award of $7.5 was expensed in 2006 and paid in 2007. Holdings expensed $5.5 for the nine months ended September 27, 2007 offset by $0.2 expense reduction resulting from stock forfeitures for the 2006 plan year awards. The intrinsic value of the unvested shares at September 27, 2007 and December 31, 2006 was $8.9 and $15.6, respectively, based on the value of Holdings’ common stock and the number of unvested shares.
     The following table summarizes the activity of the restricted shares under the Short Term Incentive Plan, or STIP, for the periods ended December 31, 2006 and September 27, 2007:

	Shares	Value(1)
	(thousands)	(millions)
Short Term Incentive Plan
Nonvested at December 29, 2005	—	$—
Granted during period	465	7.8
Vested during period	—	—
Forfeited during period	—	—

Nonvested at December 31, 2006	465	7.8

Granted during period	250	7.5
Vested during period	(456)	(7.7)
Forfeited during the period	(25)	(0.6)

Nonvested at September 27, 2007	234	$7.0

(1)	Value represents grant date fair value.
Long Term Incentive Plan
     The Long Term Incentive Plan is designed to encourage retention of key employees. One-half of the granted restricted shares of class B common stock vest on the second anniversary of the grant date, and the other half vest on the fourth anniversary of the grant date. Restricted shares are forfeited if the employee’s employment terminates prior to vesting. In the first quarter of 2007, 67,391 shares valued at $2.0 were granted. Holdings expensed $0.3 in the nine months ended September 27, 2007 related to this grant. The intrinsic value of the unvested shares at September 27, 2007 was $2.5 based on the value of Holdings’ common stock and the number of unvested shares.
     The following table summarizes the activity of the restricted shares under the Long Term Incentive Plan for the periods ended December 31, 2006 and September 27, 2007:

	Shares	Value(1)
	(thousands)	(millions)
Long Term Incentive Plan
Nonvested at December 31, 2006	—	$—
Granted during the period	67	2.0
Vested during period	—	—
Forfeited during the period	(1)	—

Nonvested at September 27, 2007	66	$2.0

(1)	Value represents grant date fair value.
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

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in millions other than per share amounts)
9. Income Taxes
     In preparing our consolidated financial statements, income tax expense is calculated for all jurisdictions in which we operate. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. A valuation allowance is established and a corresponding additional income tax expense is recorded in our consolidated statement of income if their recovery is not likely. The provision for income taxes could also be materially impacted if actual taxes due differ from our earlier estimates. As of September 27, 2007, no valuation allowance existed on our balance sheet. The total net deferred tax assets as of December 31, 2006 and September 27, 2007 were $107.3 and $112.7, respectively.
     We file income tax returns in all jurisdictions in which we operate. We established reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based on management’s assessment as to the potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. All tax reserves are analyzed periodically and adjustments made as events occur that warrant modification.
     In general, the Company records income tax expense during the interim periods based on its best estimate of the full year’s effective tax rate. Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in full in the relevant interim period. The Company’s effective tax rate was 29.1% for the nine months ended September 27, 2007 compared to 50.4% for the same period in 2006. The effective tax rate for the nine months ended September 27, 2007 was lower than the same period in 2006 due primarily to a valuation allowance recorded in the prior year against deferred tax assets as well as $4.9 in favorable discrete adjustments made in the third quarter of 2007 primarily related to additional state income tax credits. The difference between the 29.5% estimated annual effective rate and the effective rate for the nine months ended September 27, 2007 is primarily due to estimated full year sources of taxable income, the full realization of discrete events pertaining to additional state income tax credits attributable to prior years, and adjustments which may arise from the Company’s assessment of its liability for uncertain tax positions.
10. Earnings per Share Calculation
     The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	September 27, 2007			September 28, 2006
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common shareholders	$83.6	136.7	$0.61	$34.0	114.0	$0.30
Diluted potential common shares		2.8			7.2

Diluted EPS
Income available to common shareholders + assumed vesting	$83.6	139.5	$0.60	$34.0	121.2	$0.28

	For the Nine Months Ended
	September 27, 2007			September 28, 2006
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common shareholders	$221.4	133.8	$1.65	$86.2	113.9	$0.76
Diluted potential common shares		5.4			7.8

Diluted EPS
Income available to common shareholders + assumed vesting	$221.4	139.2	$1.59	$86.2	121.7	$0.71
11. Related Party Transactions
     On March 26, 2007, Hawker Beechcraft, Inc., of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. Spirit’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker Beechcraft and generated

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in millions other than per share amounts)
sales of $19.2 in the nine months ended September 27, 2007 and $10.1 for the nine months ended September 28, 2006. For the three months ended September 27, 2007 and September 28, 2006, sales for the Hawker 800 Series were $6.7 and $5.7, respectively.
     A member of the Holdings’ Board of Directors is also a member of the Board of Directors of Hawker Beechcraft, Inc.
     An executive of the Company is a member of the Board of Directors of one of Spirit’s suppliers, Precision Castparts Corp. of Portland, Oregon, a manufacturer of complex metal components and products. For the three and nine months ended September 27, 2007, the Company purchased $7.2 and $21.3 of products, respectively, from this supplier.
     A member of Holdings’ Board of Directors is the president and chief executive officer of Aviall, Inc., the parent company of one of our customers, Aviall Services, Inc. and a wholly owned subsidiary of Boeing. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc. Net revenues under the distribution agreement for the three and nine months ended September 27, 2007 were $1.3 and $3.9, respectively.
     The Company has a $588.3 term loan outstanding at September 27, 2007. Prior to November 27, 2006, this loan was with a subsidiary of Onex. Upon consummation of the IPO, the loan agreement was amended to, among other things, release the Onex subsidiary from all its obligations under the loan agreement, including with respect to the term loan, and all such obligations were assumed by the Company. During the three and nine months ended September 28, 2006, the Company paid interest of $13.6 and $38.5, respectively, to the Onex subsidiary on the term loan. No such interest was paid to the Onex subsidiary in 2007. Management believes the interest charged was reasonable in relation to the loan provided.
     The Company paid $0.1 and $1.5 to a subsidiary of Onex for services rendered for the nine months ended September 27, 2007 and September 28, 2006, respectively. Management believes the amounts charged were reasonable in relation to the services provided.
     Boeing owns and operates significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, is providing those systems and support services to Spirit under a Transition Services Agreement. A number of services covered by the Transition Services Agreement have now been established by the Company, and the remaining services are scheduled to be completed during 2008, subject to renewal options. The Company incurred fees of $25.6 and $26.5 for services performed for the nine months ended September 27, 2007 and September 28, 2006, respectively. For the three month periods ended September 27, 2007 and September 28, 2006, the Company incurred fees for services performed of $5.5 and $7.8, respectively.
     Spirit has provided certain functions (e.g., health services and finance systems) for Boeing since the Boeing Acquisition pursuant to a Purchased Services Agreement. These services are expected to be transitioned to Boeing by the end of 2007. Boeing incurred fees to Spirit of less than $0.1 and $0.5 for services performed during the nine months ended September 27, 2007 and September 28, 2006, respectively. For each of the three month periods ended September 27, 2007 and September 28, 2006, Boeing incurred fees to Spirit of less than $0.1.
     The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $1.6 and $1.0 to the firm for the nine months ended September 27, 2007 and September 28, 2006, respectively. The Company paid fees of $0.3 and $0.4 for the three month periods ended September 27, 2007 and September 28, 2006, respectively.
     An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties.
12. Commitments, Contingencies and Guarantees
Litigation
     The Company is from time to time subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse affect on the Company’s financial position or liquidity. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in millions other than per share amounts)
     From time to time, in the ordinary course of business and like others in the industry, the Company receives requests for information from government agencies in connection with their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. The Company reviews such requests and notices and takes appropriate action. The Company has been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future. Additionally, the Company is subject to federal and state requirements for protection of the environment, including those for disposal of hazardous waste and remediation of contaminated sites. As a result, the Company is required to participate in certain government investigations regarding environmental remediation actions.
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
     On December 22, 2006, a lawsuit was filed against Spirit, Boeing, Onex and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) alleging age, disability, sex and race discrimination as well as breach of the duty of fair representation, retaliatory discharge, violation of FMLA (retaliation) and the Employee Retirement Income Security Act (ERISA), arising out of Spirit’s failure to hire eight former Boeing employees at the McAlester, Oklahoma facility. The complaint was filed in the U.S. District Court in the Eastern District of Oklahoma. The Company intends to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
     In December 2005, a federal grand jury sitting in Topeka, Kansas issued subpoenas regarding the vapor degreasing equipment at the Company’s Wichita, Kansas facility. The government’s investigation appears to focus on whether the degreasers were operating within permit parameters and whether chemical wastes from the degreasers were disposed of properly. The subpoenas cover a time period both before and after the Company’s purchase of the Wichita, Kansas facility. Subpoenas were issued to Boeing, Spirit and individuals who were employed by Boeing prior to the Boeing Acquisition but are now employed by Spirit. Spirit has responded to the subpoena and is continuing to provide additional information to the government as requested. Spirit continues to cooperate with the government’s investigation. Therefore, at this time, the Company does not have enough information to make any predictions about the outcome of this matter. However, management believes that any outcome that does result from this matter will not have a material adverse effect on the Company’s financial position or liquidity.
     Airbus has filed oppositions to six European patents originally issued to or applied for by Boeing and acquired by Spirit in the Boeing Acquisition. Airbus claims that the subject matter in these patents is not patentable because of a lack of novelty and a lack of inventive activity. For the first opposition, Spirit has requested oral proceedings before a three member Opposition Board of the European Patent Office (EPO). Spirit’s observations and arguments against the opposition will be due a month before the oral proceedings, which is scheduled for December 13, 2007. The decision of the Opposition Board is appealable. Spirit has filed responses to three of the other oppositions, but no date for oral proceedings has been set. The remaining two patents have gone before the three panel board. In one case, the patent was maintained without amendments to the claims. On the second patent, the board accepted the claims with limitation and Spirit has appealed. Airbus did not file an appeal in either of the adverse decisions.
     On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early April. Holdings, The Spirit AeroSystems Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical Professional Unit (SPEEA WTPU) employees and The Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) employees, along with the Boeing Company and Boeing retirement and health plan entities, were sued by 12 former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under ERISA and general contract law and purport to bring the case as a class action on behalf of similarly situated individuals. The putative sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas and who were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in a job represented by a union, were between the ages of 49 and 55 and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities are that the Spirit plans wrongfully have failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” allegedly triggered by their separation from

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in millions other than per share amounts)
employment by Boeing and that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek certification of a class, declaration that they are entitled to the early retirement benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. At this time, the Company does not have enough information to make any predictions about the outcome of this matter. However, management believes that any outcome that does result from this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
Guarantees
     Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit and letters of guarantee reduce the amount of borrowings available under the revolving credit facility. As of September 27, 2007 and December 31, 2006, $12.4 and $0.8 were outstanding in respect of these guarantees, respectively.
Service and Product Warranties
     The Company provides service and warranty policies on its products. Liability under service and warranty policies is based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues. The service warranty reserve was $9.6 at September 27, 2007 and December 31, 2006.
13. Segment Information
     Spirit operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Essentially all revenues in the three principal segments are with Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services and the KIESC. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses and unallocated research and development. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.
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
     Spirit’s Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces) as well as other miscellaneous structural parts primarily to aircraft OEMs, as well as related spares and MRO services. These activities take place at the Company’s facilities in Tulsa and McAlester, Oklahoma and Prestwick, Scotland.
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

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
($ in millions other than per share amounts)
     The following table shows segment information:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 27,	September 28,	September 27,	September 28,
	2007	2006	2007	2006 (1)
Segment Revenues
Fuselage Systems	$434.3	$405.9	$1,329.2	$1,174.1
Propulsion Systems	278.9	227.1	798.5	668.8
Wing Systems	251.5	192.2	738.1	491.3
All Other	2.8	4.5	14.6	21.7

	$967.5	$829.7	$2,880.4	$2,355.9

Segment Operating Income
Fuselage Systems	$78.1	$82.8	$243.2	$208.3
Propulsion Systems	45.9	41.3	130.2	100.4
Wing Systems	23.5	11.6	75.1	30.6
All Other	0.3	1.2	1.8	3.3

Business Segment Operating Income	147.8	136.9	450.3	342.6
Unallocated corporate SG&A	(39.9)	(57.9)	(134.3)	(154.6)
Unallocated research and development	(1.3)	(1.5)	(3.5)	(3.9)

Total operating income	$106.6	$77.5	$312.5	$184.1

(1)	Revenues for Wing Systems exclude Spirit Europe before April 1, 2006, the date we acquired BAE Aerostructures.

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
Recent Events
     Boeing B787-8 Announcement. On October 10, 2007, The Boeing Company announced the delay of the first flight and initial deliveries for the B787 program. The initial deliveries have been rescheduled from the original target of May 2008, until late November or December 2008.
     As previously discussed in our 2006 Form 10-K, under our current contractual arrangement with Boeing, we will not receive payment for B787-8 shipsets delivered to Boeing prior to certification and delivery of the aircraft to the customer. Our previous estimates of the impact of this arrangement to working capital, which includes the net of production inventory, engineering costs capitalized into inventory, accounts receivable and accounts payable, were $300 to $550 between December 31, 2006 and May 2008 when the B787-8 was originally scheduled for certification and delivery. Our current estimate of the impact of the announced delay is approximately an additional $450 which increases the range of working capital impact to between $750 and $1,000. The Company will consider increasing its financing capacity to prepare for the contingency that we might be unable to negotiate modified payment terms with Boeing.
     Secondary Offering. On May 8, 2007, Holdings filed a Registration Statement on Form S-1 (Registration No. 333-142689) with the Securities and Exchange Commission for a secondary offering of Holdings’ class A common stock. On May 21, 2007, that registration statement, as amended, was declared effective by the Securities and Exchange Commission. The registration statement covered 31,516,802 shares of our class A common stock, and up to an additional 3,151,682 shares of our class A common stock subject to the underwriters’ over-allotment option granted by the selling stockholders identified in the registration statement. The selling stockholders sold a total of 34,340,484 shares of our class A common stock at a price of $33.50 per share less underwriter discounts and commissions. Associated with this offering, the Company incurred $9.6 million of pre-tax expense. A majority of the expense, contained in selling, general and administrative (SG&A), reflects an acceleration of stock-based compensation expense which would have otherwise been recognized in future years. The Company received no proceeds from this offering.
Overview
     We are the largest independent original parts designer and manufacturer of commercial aerostructures in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial, military and business jet aircraft. We derive our revenues primarily through long-term supply agreements with Boeing and Airbus. For the three months ended September 27, 2007, we generated net revenues of $967.5 million and net income of $83.6 million. For the nine months ended September 27, 2007, we generated net revenues of $2,880.4 million and net income of $221.4 million.
     We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid- and rear fuselage sections, (2) Propulsion Systems, which include nacelles, struts/pylons and engine structural components and (3) Wing Systems, which includes facilities in Tulsa and McAlester, Oklahoma and Prestwick, Scotland that manufacture wings, wing components, flight control surfaces, and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales and miscellaneous services and sales of natural gas through a tenancy-in-common with other Wichita companies. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 31%, 16% and less than 1%, respectively, of our segment operating income before unallocated corporate expenses for the three months ended September 27, 2007. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 54%, 29%, 17% and less than 1%, respectively, of our segment operating income before unallocated corporate expenses for the nine months ended September 27, 2007.

2007 Outlook
     We expect the following results for the year ending December 31, 2007:

	2007 Outlook	2006 Actual Results
Revenues	$3.9-4.0 billion	$3.2 billion
Operating earnings (loss)	$415-425 million	($56.3) million
Operating margins	10.4-10.8%	(1.76%)
Depreciation and amortization	$115-120 million	$64.8 million
Earnings per share, diluted	$2.10-2.15 per share	$0.14 per share
Effective tax rate	+/- 29.5%	N/A
Cash flow from operations (1)	+/- $250 million	$273.6 million
Capital expenditures	+/- $300 million	$343.2 million
Customer reimbursement of capital expenditures	approx. $45 million	N/A
Average fully diluted shares outstanding	139.5-140 million	122 million

(1)	2007 Cash flow from operations includes $40-50 million of capital expenditures funded by customers
     Our 2007 outlook is based on the following market assumptions:
•	We expect 2007 revenues to be between $3.9 and $4.0 billion, or approximately 23 percent higher than 2006 revenues. This guidance is a change from the previous guidance range of between $4.0 billion and $4.1 billion. The 2007 revenue projection is based on previously issued 2007 Boeing and Airbus delivery guidance of 440 and 440-450 aircraft, respectively, and includes fewer initial deliveries of Spirit products to Boeing on the B787 program.

•	We expect our operating margins to be between 10.4 and 10.8 percent. We expect 2007 fully diluted EPS guidance to increase to between $2.10 and $2.15 per share as benefits from cost reductions, productivity initiatives and a lower than expected effective tax rate improve profitability.

•	We expect our cash flow from operations to be approximately +/- $250 million, which includes additional working capital spending for the new B787 program. Fiscal 2007 capital expenditures are unchanged and are expected to be +/- $300 million. Approximately 50 percent of the capital expenditures will be utilized for the installation of production capacity for the new B787 program. Spirit anticipates approximately $45 million of customer reimbursement to partially offset these capital expenditures.

•	We expect depreciation and amortization expenses to be between $115 and $120 million while R&D expense is expected to be between $55 and $60 million. SG&A expense for 2007 is now expected to be between $195 and $200 million.

Results of Operations

	Three Months	Three Months		Nine Months	Nine Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	September 27,	September 28,	Change from	September 27,	September 28,	Change from
	2007	2006	Prior Year	2007	2006 (1)	Prior Year
	($ in millions)
Net revenues	$967.5	$829.7	17%	$2,880.4	$2,355.9	22%
Operating costs and expenses
Cost of sales	804.7	677.7	19%	2,388.2	1,926.7	24%
Selling, general and administrative	42.9	59.9	(28%)	142.3	160.0	(11%)
Research and development	13.3	14.6	(9%)	37.4	85.1	(56%)

Total costs and expenses	860.9	752.2	14%	2,567.9	2,171.8	18%

Operating income	106.6	77.5	38%	312.5	184.1	70%
Interest expense and financing fee amortization	(9.7)	(11.9)	(18%)	(28.1)	(34.8)	(19%)
Interest income	8.0	6.9	16%	22.8	20.9	9%
Other income, net	1.3	0.7	86%	5.1	3.6	42%

Income before income taxes	106.2	73.2	45%	312.3	173.8	80%
Income tax provision	(22.6)	(39.2)	(42%)	(90.9)	(87.6)	4%

Net income	$83.6	$34.0	145%	$221.4	$86.2	157%

(1)	Results exclude Spirit Europe before April 1, 2006, the date we acquired BAE Aerostructures.
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
     Comparative shipset deliveries by model are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 27,	September 28,	September 27,	September 28,
Model	2007	2006	2007	2006 (1)
B737	84	84	252	225
B747	5	3	14	9
B767	3	3	10	9
B777	21	16	63	46
B787	—	—	1	—

Total Boeing	113	106	340	289
A320 Family	91	74	268	155
A330/340	22	17	65	50
A380	2	—	2	4

Total Airbus	115	91	335	209
Hawker 800 Series	17	15	48	27

Total	245	212	723	525

(1)	Deliveries exclude Spirit Europe before April 1, 2006, the date we acquired BAE Aerostructures.

Results of Operations for the Three Months Ended September 27, 2007 and September 28, 2006
     Net Revenues. Net revenues for the three months ended September 27, 2007, were $967.5 million, an increase of $137.8 million, or 17%, compared with net revenues of $829.7 million for the same period in the prior year due to increased deliveries. Deliveries to Boeing increased from 106 shipsets during the third quarter of 2006 to 113 shipsets in the third quarter of 2007, a 7% increase. Deliveries to Airbus increased from 91 shipsets during the third quarter of 2006 to 115 shipsets in the third quarter of 2007, a 26% increase. In total, for the third quarter of 2007, we delivered 245 shipsets compared to 212 shipsets for the same period in the prior year, a 16% increase. Approximately 98% of Spirit’s net revenues for the third quarter 2007 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 83% for the three months ended September 27, 2007 as compared to 82% for the same period in the prior year. A favorable cumulative catch-up adjustment of $16.8 million was recognized in the third quarter of 2006 related to periods prior to the third quarter of 2006. Excluding the effects of the cumulative catch-up adjustment, cost of sales as a percentage of revenue improved 1% over last year driven primarily by favorable cost trends within the current contracts blocks.
     Selling, General and Administrative. SG&A, including transition expense, as a percentage of net revenue for the three months ended September 27, 2007, was 4% as compared to 7% for the same period in the prior year. The decrease is attributable to lower transition expense and stock compensation expense while other SG&A expenses remained constant as compared to increased net revenues. In the third quarter of 2007, we recognized less than $1.0 million of transition expense and $5.7 million of stock compensation expense, net of $0.3 million of stock forfeitures, as compared to $7.1 million and $13.4 million, respectively, during the third quarter 2006.
     Research and Development. R&D costs as a percentage of net revenues were approximately 1% for the three months ended September 27, 2007 and 2% for the same period in the prior year. R&D costs have declined due to a reduction in R&D spending on the B787 program.
     Operating Income. Operating income for the three months ended September 27, 2007 was $106.6 million compared to operating income of $77.5 million for the same period in the prior year. The increase was driven by the additional gross profit from greater sales volume and lower SG&A and R&D expenses compared to the third quarter of 2006.
     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the three months ended September 27, 2007 includes $8.5 million of interest and fees paid or accrued in connection with long-term debt and $1.2 million in amortization of deferred financing costs as compared to $10.4 million of interest and fees paid or accrued in connection with long-term debt and $1.5 million in amortization of deferred financing costs for the same period in the prior year. The total decrease of $2.2 million as compared to the third quarter of 2006 primarily resulted from the prepayment of debt and the write-off of the related deferred financing costs in the fourth quarter of 2006.
     Interest Income. Interest income for the three months ended September 27, 2007, consisted of $5.3 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition and $2.7 million in interest income as compared to $5.2 million of accretion of the discounted long-term receivable and $2.3 million of interest income for the same period in the prior year. As we receive additional payments on the receivable, the amount of accretion will decrease.
     Provision for Income Taxes. Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition could include finalizing audit examinations for open tax years, a statute of limitation’s expiration, or a stock acquisition.
     The income tax provision for the three months ended September 27, 2007, consisted of $36.7 million for federal income taxes, ($14.5) million for state taxes and $0.4 million for foreign taxes. The 21.3% effective income tax rate for the three months ended September 27, 2007 differs from the 53.5% effective income tax rate for the same three month period in the prior year primarily due to a non-recurring valuation allowance recorded against deferred tax assets in the prior year and additional state income tax credits recorded this year that partially relate to prior year operations. The availability of these additional state income tax credits was finalized in 2007 and recognized as they became known.

     Segments. The following table shows comparable segment operating income before unallocated corporate expenses for the three months ended September 27, 2007 compared to the three months ended September 28, 2006:

	Three Months Ended	Three Months Ended
	September 27, 2007	September 28, 2006
	($ in millions)
Segment Net Revenues
Fuselage Systems	$434.3	$405.9
Propulsion Systems	278.9	227.1
Wing Systems	251.5	192.2
All Other	2.8	4.5

	$967.5	$829.7

Segment Operating Income
Fuselage Systems	$78.1	$82.8
Propulsion Systems	45.9	41.3
Wing Systems	23.5	11.6
All Other	0.3	1.2

	147.8	136.9
Unallocated corporate SG&A	(39.9)	(57.9)
Unallocated research and development	(1.3)	(1.5)

Total operating income	$106.6	$77.5

     Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 45%, 29%, 26% and less than 1%, respectively, of our net revenues for the three months ended September 27, 2007. Net revenues attributable to Airbus are recorded in the Wing Systems segment.
     Improvements to segment operating income before unallocated corporate expenses for the three months ended September 27, 2007, compared to the three months ended September 28, 2006, were driven by greater sales and lower expenses, primarily R&D associated with the B787 program and fringe benefit costs. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 31%, 16% and less than 1%, respectively, of our segment operating income before unallocated corporate expenses for the three months ended September 27, 2007.
     Fuselage Systems. Fuselage Systems segment net revenues for the three months ended September 27, 2007, were $434.3 million, an increase of $28.4 million, or 7%, compared with Fuselage Systems segment net revenues of $405.9 million for the same period in the prior year. This reflects an increase in Boeing B747 and B777 model production in support of customer deliveries. Fuselage Systems posted segment operating margins of 18% for the three months ended September 27, 2007, down from 20% in the same period of 2006. A favorable cumulative catch-up adjustment of $9.1 million was recognized in the segment for the third quarter of 2006 related to periods prior to the third quarter of 2006.
     Propulsion Systems. Propulsion Systems segment net revenues for the three months ended September 27, 2007, were $278.9 million, an increase of $51.8 million, or 23%, compared with Propulsion Systems segment net revenues of $227.1 million for the same period in the prior year. This reflects an increase in Boeing B747 and B777 model production in support of customer deliveries. Propulsion Systems posted segment operating margins of 17% for the third quarter 2007, compared to 18% in the same period in the prior year. A favorable cumulative catch-up adjustment of $6.4 million was recognized in the segment for the third quarter of 2006 related to periods prior to the third quarter of 2006.
     Wing Systems. Wing Systems segment net revenues for the three months ended September 27, 2007, were $251.5 million, an increase of $59.3 million, or 31%, compared with Wing Systems segment net revenues of $192.2 million for the same period in the prior year. This reflects an increase in Boeing B747 and B777 model production in support of customer deliveries. Wing Systems posted segment operating margins of 9% for the three months ended September 27, 2007, compared to 6% in same period in the prior year, due to completion of R&D on the B787 program and favorable exchange rates. A favorable cumulative catch-up adjustment of $1.3 million was recognized in the segment for the third quarter of 2006 related to periods prior to the third quarter of 2006.
     All Other. All Other segment net revenues consist of sundry sales and miscellaneous services, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. The reduction in net revenues and operating income for the three months ended September 27, 2007, compared to the three months ended September 28, 2006, was primarily driven by decreases in natural gas demand associated with KIESC.

Results of Operations for the Nine Months Ended September 27, 2007 and September 28, 2006
     Net Revenues. Net revenues for the nine months ended September 27, 2007, were $2,880.4 million, an increase of $524.5 million, or 22%, compared with net revenues of $2,355.9 million for the same period in the prior year. Spirit Europe was acquired on April 1, 2006; therefore the prior year only includes six months of its operations through September 28, 2006. In the first quarter of 2007 Spirit Europe recorded net revenues of $126.9 million. The increase in net revenues, excluding Spirit Europe, is primarily attributable to delivery rate increases on the B737, B747, B767 and B777 programs and delivery of the B787 production shipsets. Net revenues in the first nine months of 2006 were negatively impacted as a result of the IAM strike at Boeing which occurred in September of 2005. Deliveries to Boeing increased from 289 shipsets during the nine months ended September 28, 2006 to 340 shipsets in the nine months ended September 27, 2007, an 18% increase. In total, for the nine months ended September 27, 2007, we delivered 723 shipsets compared to 525 shipsets delivered for the same period in the prior year, a 38% increase. Approximately 98% of Spirit’s net revenues for the nine months ended September 27, 2007 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 83% for the nine months ended September 27, 2007, as compared to 82% for the same period in the prior year. A favorable cumulative catch-up adjustment of $12.1 million was recorded in the first nine months of 2007 related to periods prior to 2007, compared to a favorable cumulative catch-up adjustment of $50.5 million recorded in the first nine months of 2006. The more favorable cumulative catch-up in 2006 was driven by decreases in fringe and pension expenses and opening balance sheet adjustments, which resulted in lower depreciation expense. The favorable cumulative catch-up adjustment for 2007 was primarily recorded in the Wing Systems and Propulsion Systems segments and was driven by favorable cost trends within the current contract blocks. Excluding the effects of the cumulative catch-up adjustments, cost of sales as a percentage of revenue improved 1% over last year driven primarily by favorable cost trends within the current contract blocks.
     Selling, General and Administrative. SG&A as a percentage of net revenue for the first nine months of 2007 was 5% compared to 7% for the same period in the prior year. SG&A expenses in the nine months ended September 27, 2007, were lower as a percentage of net revenues due to an increase in net revenues and a reduction in spending on transition related costs and lower stock compensation expenses. In the first nine months of 2007, we recognized $26.5 million in stock compensation expense, net of $1.1 million in stock forfeitures, as compared to $37.7 million during the first nine months of 2006. Included in the 2007 amount was $7.0 million of stock compensation expense related to the secondary offering. The total amount of expense in 2007 related to the secondary offering included in SG&A was $9.6 million.
     Research and Development. R&D costs as a percentage of net revenues were approximately 1% for the first nine months ended September 27, 2007 and 4% for the same period in the prior year. R&D costs have declined primarily due to a reduction in R&D spending on the B787 program in the first nine months of 2007 compared to the first nine months of 2006.
     Operating Income. Operating income for the nine months ended September 27, 2007, was $312.5 million, an increase of $128.4 million, or 70%, compared to operating income of $184.1 million for the same period in the prior year. The increase was driven by the additional gross profit from greater sales volume, lower SG&A expenses, particularly transition and stock compensation expenses, and lower R&D expenses compared to the first nine months of 2006.
     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the nine months ended September 27, 2007, includes $24.2 million of interest and fees paid or accrued in connection with long-term debt and $3.9 million in amortization of deferred financing costs as compared to $30.9 million of interest and fees paid or accrued in connection with long-term debt and $3.9 million in amortization of deferred financing costs for the same period in the prior year. The decrease of $6.7 million as compared to the nine months ended September 28, 2006, was primarily due to the prepayment of debt and the write-off of the related deferred financing costs in the fourth quarter of 2006.
     Interest Income. Interest income for the nine months ended September 27, 2007, consisted of $16.1 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition and $6.7 million in interest income as compared to $15.3 million of accretion of the discounted long-term receivable and $5.6 million of interest income for the same period in the prior year. The increase in interest income as compared to the first nine months of 2006 was primarily related to higher accretion amounts in 2007. As we receive additional payments on the receivable, the amount of accretion will decrease.
     Provision for Income Taxes. Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition could include finalizing audit examinations for open tax years, a statute of limitation’s expiration, or a stock acquisition.

     The income tax provision for the nine months ended September 27, 2007 consisted of $101.3 million for federal income taxes, ($12.0) million for state taxes and $1.6 million for foreign taxes. The 29.1% effective income tax rate for the nine months ended September 27, 2007 is lower than the 50.4% effective income tax rate for the same period in the prior year primarily due to a non-recurring valuation allowance recorded against deferred tax assets in the prior year and additional state income tax credits recorded this year. We expect our effective tax rate to be approximately 29.5% for 2007 although future adjustments may increase or decrease the effective tax rate.
     Segments. The following table shows comparable segment revenues and operating income before unallocated corporate expenses for the nine months ended September 27, 2007 compared to the nine months ended September 28, 2006:

	Nine Months Ended	Nine Months Ended
	September 27, 2007	September 28, 2006 (1)
	($ in millions)
Segment Net Revenues
Fuselage Systems	$1,329.2	$1,174.1
Propulsion Systems	798.5	668.8
Wing Systems	738.1	491.3
All Other	14.6	21.7

	$2,880.4	$2,355.9

Segment Operating Income
Fuselage Systems	$243.2	$208.3
Propulsion Systems	130.2	100.4
Wing Systems	75.1	30.6
All Other	1.8	3.3

	450.3	342.6
Unallocated corporate SG&A	(134.3)	(154.6)
Unallocated research and development	(3.5)	(3.9)

Total operating income	$312.5	$184.1

(1)	Results for Wing Systems exclude Spirit Europe before April 1, 2006, the date we acquired BAE Aerostructures.
     Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 46%, 28%, 26% and less than 1%, respectively, of our net revenues for the nine months ended September 27, 2007. Net revenues attributable to Airbus are recorded in the Wing Systems segment.
     Improvements to segment operating income before unallocated corporate expenses in the nine months ended September 27, 2007, compared to the nine months ended September 28, 2006, were driven by greater sales and lower transition and R&D expenses. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 54%, 29%, 17% and less than 1%, respectively, of our segment operating income before unallocated corporate expenses for the nine months ended September 27, 2007.
     Fuselage Systems. Fuselage Systems segment net revenues for the nine months ended September 27, 2007, were $1,329.2 million, an increase of $155.1 million, or 13%, compared with Fuselage Systems segment net revenues of $1,174.1 million for the same period in the prior year. This reflects an increase in Boeing B737, B747, B767 and B777 model production in support of customer deliveries and delivery of the first B787 forward fuselage section. Net revenues in the first nine months of 2006 were lower than originally planned as a result of the IAM strike at Boeing which occurred in September of 2005. Fuselage Systems posted segment operating margins of 18% for the nine months ended September 27, 2007, unchanged from the 18% reported in the same period in the prior year. A favorable cumulative catch-up adjustment of $32.6 million was recognized in the segment for the first nine months of 2006 related to periods prior to 2006. The positive impact of this adjustment in 2006 was largely offset by higher R&D expenses associated with the B787 program in the same period.
     Propulsion Systems. Propulsion Systems segment net revenues for the nine months ended September 27, 2007, were $798.5 million, an increase of $129.7 million, or 19%, compared with Propulsion Systems segment net revenues of $668.8 million for the same period in the prior year. This reflects an increase in Boeing B737, B747, B767 and B777 model production in support of customer deliveries and deliveries of the initial B787 shipsets. Net revenues in the first nine months of 2006 were lower than originally planned as a result of the IAM strike at Boeing which occurred in September of 2005. Propulsion Systems posted segment operating margins of 16% for the nine months ended September 27, 2007, compared to 15% in the same period in the prior year due to the decline of R&D expense on the B787 program as well as higher production rates, which resulted in production efficiencies. A favorable cumulative catch-up adjustment of $11.6 million was recognized in the segment for the first nine months of 2006 related to periods prior to 2006. The positive impact of this adjustment in 2006 was largely offset by higher R&D expenses associated with the B787 program in the same period.
     Wing Systems. Wing Systems segment net revenues for the nine months ended September 27, 2007, were $738.1 million, an increase of $246.8 million, or 50%, compared with Wing Systems segment net revenues of $491.3 million for the same period in the prior year. Spirit Europe was acquired on April 1, 2006; therefore the prior year only includes six months of its operations through September 28, 2006. In the first quarter of 2007 Spirit Europe recorded net revenues of $126.9 million. In addition, net revenues in the first nine months of 2006 were lower than originally planned as a result of the IAM strike at Boeing which occurred in September of 2005. Wing Systems posted segment operating margins of 10% for the first nine months of 2007, compared to 6% in same period in the prior year, as R&D expense on the B787 program declined. The 2007 favorable cumulative catch-up was driven by lower fringe expenses, favorable material costs and productivity gains.
     All Other. All Other segment net revenues consist of sundry sales and miscellaneous services, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. The reduction in net revenues in the nine months ended September 27, 2007, compared to the nine months ended September 28, 2006, was primarily driven by decreases in natural gas demand associated with KIESC.
Cash Flow
Nine Months Ended September 27, 2007 Compared to the Nine Months Ended September 28, 2006
     Operating Activities. For the nine months ended September 27, 2007, we had a net cash inflow of $106.6 million from operating activities, a decrease of $219.1 million, or 67%, compared to a net cash inflow of $325.7 million for the same period in the prior year. The decrease in cash provided in the current year was primarily due to inventory build-up for the start-up of the B787 program and lower customer advances, partially offset by higher earnings. We also had $32.9 million of excess tax benefits from share-based payment arrangements which are reflected as outflows in operating activities and offset as financing activities as required by SFAS 123 (R). This activity represents the cash tax benefit that will be recognized in current and future periods through reduced tax payments.
     Investing Activities. For the nine months ended September 27, 2007, we had a net cash outflow of $203.2 million from investing activities, a decrease of $162.5 million, or 44%, compared to a net cash outflow of $365.7 million for the same period in the prior year. During the nine months ended September 27, 2007, we invested $228.0 million in property, plant and equipment, software and program tooling which was $5.4 million less than the same period of 2006. Of the 2007 amount, $123.5 million was related to capital investments related to the start of B787 production as compared to $233.4 million over the same period in the prior year. Capitalized expenditures were partially offset by $22.8 million in capital reimbursements from Boeing received in the first and third quarters of 2007. Also included in 2006 was the investment of $135.4 million for the acquisition of BAE Aerostructures (net of cash acquired).
     Financing Activities. For the nine months ended September 27, 2007, we had a net cash inflow of $17.5 million from financing activities, an increase of $30.0 million, or 240%, compared to a net cash outflow of $12.5 million for the same period in the prior year. The increase in net cash was due primarily to $32.9 million related to excess tax benefits from share-based payment arrangements (which are reflected as outflows in operating activities) partially offset by $14.4 million of payments on long-term debt in 2007 compared to $10.2 million of long-term debt payments in the first nine months of 2006.
Liquidity and Capital Resources
     Based on our current levels of operations and absent any disruptive events, management believes that internally generated funds, advance payments and receivables from Boeing, and borrowings available under our revolving credit facility should provide sufficient resources to finance our operations, non-acquisition related capital expenditures, research and development efforts, and long-term indebtedness obligations through at least fiscal year 2007.
     We ended the third quarter of 2007 with cash and cash equivalents of $105.4 million compared to $184.3 million at December 31, 2006. The decrease in cash and cash equivalents was primarily due to a higher level of customer advances received in 2006.

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
     Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to:
•	our ability to continue to grow our business and execute our growth strategy;

•	the build rates of certain Boeing aircraft including, but not limited to, the B737 program, the B747 program, the B767 program and the B777 program and the build rates of the Airbus A320 and A380 programs;

•	our ability to enter into supply arrangements with additional customers and to satisfy performance requirements under existing supply contracts with Boeing and Airbus;

•	any adverse impact on Boeing’s production of aircraft resulting from reduced orders by Boeing’s customers;

•	the success and timely progression of Boeing’s new B787 aircraft program, including receipt of necessary regulatory approvals;

•	future levels of business in the aerospace and commercial transport industries;

•	competition from original equipment manufacturers and other aerostructures suppliers;

•	the effect of governmental laws, such as U.S. export control laws, environmental laws and agency regulation, in the U.S. and abroad;

•	the effect of new commercial and business aircraft development programs, their timing and resource requirements that may be placed on us;

•	the cost and availability of raw materials;

•	our ability to recruit and retain highly skilled employees and our relationships with the unions representing many of our employees;

•	spending by the United States and other governments on defense;

•	our continuing ability to operate successfully as a stand alone company;

•	the outcome or impact of ongoing or future litigation and regulatory actions;

•	our exposure to potential product liability claims.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 5, 2007, which could materially affect our business, financial condition or results of operations. There have been no material changes to our market since the filing of our Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls as of September 27, 2007, and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II— OTHER INFORMATION
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

Signature	Title	Date

/s/ Ulrich Schmidt Ulrich Schmidt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 5, 2007

/s/ Daniel R. Davis Daniel R. Davis	Corporate Controller (Principal Accounting Officer)	November 5, 2007