Form 10-K
period 2007-12-31
Spirit AeroSystems Holdings, Inc.
filed 2008-02-22
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the class A common stock on June 28, 2007, as reported on the New York Stock Exchange was approximately $3,648,552,560.

As of February 15, 2008, the registrant had outstanding 102,718,259 shares of class A common stock, $0.01 par value per share and 36,801,233 shares of class B common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Report are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to:

•	our ability to continue to grow our business and execute our growth strategy;

•	the build rates of certain Boeing aircraft including, but not limited to, the B737 program, the B747 program, the B767 program and the B777 program and build rates of the Airbus A320 and A380 programs;

•	the success and timely progression of Boeing’s new B787 aircraft program, including receipt of necessary regulatory approvals;

•	our ability to enter into supply arrangements with additional customers and the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing, Airbus, and other customers;

•	any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from reduced orders by their customers;

•	future levels of business in the aerospace and commercial transport industries;

•	competition from original equipment manufacturers and other aerostructures suppliers;

•	the effect of governmental laws, such as U.S. export control laws, environmental laws and agency regulation, in the U.S. and abroad;

•	the effect of new commercial and business aircraft development programs, their timing and resource requirements that may be placed on us;

•	the cost and availability of raw materials and purchased components;

•	our ability to recruit and retain highly skilled employees and our relationships with the unions representing many of our employees;

•	spending by the United States and other governments on defense;

•	our continuing ability to operate successfully as a stand-alone company;

•	our ability to obtain adequate financing on acceptable terms to meet our capital needs;

•	the outcome or impact of ongoing or future litigation and regulatory actions; and

•	our exposure to potential product liability claims.

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

Our Company

Unless the context otherwise indicates or requires, as used in this Annual Report, references to “we,” “us,” “our” or the “Company” refer to Spirit AeroSystems Holdings, Inc., its subsidiaries and predecessors. References to “Spirit” refer only to our subsidiary, Spirit AeroSystems, Inc., and references to “Spirit Holdings” or “Holdings” refer only to Spirit AeroSystems Holdings, Inc. References to “Boeing” refer to The Boeing Company and references to “Airbus” refer to Airbus S.A.S. We are the largest independent non-OEM (OEM refers to aircraft original equipment manufacturer) parts designer and manufacturer of commercial aerostructures in the world. Aerostructures are structural components such as fuselages, propulsion systems and wing systems for commercial and military aircraft. Spirit Holdings was formed in February 2005 as a holding company of Spirit. Spirit’s operations commenced on June 17, 2005 following the acquisition of the commercial aerostructures manufacturing operations of Boeing, herein referred to as “Boeing Wichita”. The acquisition of Boeing Wichita is herein referred to as the “Boeing Acquisition”.

On April 1, 2006, we became a supplier to Airbus through our acquisition of the aerostructures division of BAE Systems (Operations) Limited, herein referred to as “BAE Systems”. The acquired division of BAE Systems is herein referred to as “BAE Aerostructures” and the acquisition of BAE Aerostructures is herein referred to as the “BAE Acquisition”. Although Spirit Holdings began operations as a stand-alone company in 2005, its predecessor, Boeing Wichita, had 75 years of operating history and expertise in the commercial and military aerostructures industry. For the twelve months ended December 31, 2007, we generated revenues of $3,860.8 million and had net income of $296.9 million.

We are the largest independent supplier of aerostructures to both Boeing and Airbus. We manufacture aerostructures for every Boeing commercial aircraft currently in production, including the majority of the airframe content for the Boeing B737. As a result of our unique capabilities both in process design and composite materials, we were awarded a contract that makes us the largest aerostructures content supplier on the Boeing B787, Boeing’s next generation twin-aisle aircraft. Furthermore, we believe we are the largest content supplier for the wing for the Airbus A320 family and we are a significant supplier for Airbus’ new A380. Sales related to the large commercial aircraft market, some of which may be used in military applications, represented approximately 99% of our revenues for the twelve months ended December 31, 2007.

We derive our revenues primarily through long-term supply agreements with both Boeing and Airbus. For the twelve months ended December 31, 2007, approximately 87% and approximately 10% of our combined revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier of 95% of the products we sell to Boeing and Airbus, as measured by dollar value of the products sold. We are a critical partner to our customers due to the broad range of products we currently supply to them and our leading design and manufacturing capabilities using both metallic and composite materials. Under our supply agreements with Boeing and Airbus, we supply essentially all of our products for the life of the aircraft program (other than the A380), including commercial derivative models. For the A380 we have a long-term supply contract with Airbus that covers a fixed number of product units at established prices.

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

In connection with the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing’s exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the Boeing Acquisition. The supply contract is a requirements contract covering certain products such as fuselages, struts/pylons and wing components for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models. Pricing for existing products on in-production models is contractually set through May 2013, with average prices decreasing at higher volume levels and increasing at lower volume levels. We also entered into a long-term supply agreement for Boeing’s new B787 platform covering the life of this platform, including commercial derivatives. Under this contract we will be Boeing’s exclusive supplier for the forward fuselage, fixed and moveable leading wing edges and engine pylons for the B787. Pricing for the initial configuration of the B787-8 model is generally set through 2021, with prices decreasing as cumulative production volume levels are achieved. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes, including design changes from the contract configuration baseline. We are currently in negotiations with Boeing on pricing for certain changes. The parties have agreed to negotiate in good faith the prices for future commercial derivatives, such as the B787-3 and the B787-9, based on principles consistent with the B787 Supply Agreement terms as they relate to the B787-8 model.

On April 1, 2006, through our wholly owned subsidiary, Spirit Europe, we acquired BAE Aerostructures. Spirit Europe manufactures leading and trailing wing edges and other wing components for commercial aircraft programs for Airbus and Boeing and produces various aerostructure components for certain Hawker Beechcraft business jets. The BAE Acquisition provides us with a foundation to increase future sales to Airbus, as Spirit Europe is a key supplier of wing and flight control surfaces for the A320 platform, Airbus’ core single-aisle program, and of wing components for the A380 platform, one of Airbus’ most important new programs and the world’s largest commercial passenger aircraft. Under our supply agreements with Airbus, we supply most of our products for the life of the aircraft program, including commercial derivative models, with pricing determined through 2010. For the A380, we have a long-term supply contract with Airbus that covers a fixed number of units.

In November 2006, we issued and sold 10,416,667 shares of our class A common stock and certain selling stockholders sold 52,929,167 shares of our class A common stock at a price of $26.00 per share in our initial public offering. In May 2007, certain selling stockholders sold 34,340,484 shares of our class A common stock at a price of $33.50 per share in a secondary offering of our class A common stock.

Our Industry

Based on our research, the global market for aerostructures is estimated to have totaled $32.0 billion in annual sales in 2006. Currently, aircraft original equipment manufacturers, referred to herein as “OEMs”, outsource approximately half of the aerostructures market to independent third parties such as ourselves. We expect the outsourcing of the design, engineering and manufacturing of aerostructures to increase as OEMs increasingly focus operations on final assembly and support services for their customers. The original equipment aerostructures market can be divided by end market application into three market sectors: (1) commercial (including regional and business jets), (2) military and (3) modifications, upgrades, repairs and spares. While we serve all three market sectors, we primarily derive our current revenues from the commercial market sector. We estimate that the commercial original equipment sector represents approximately 66% of the total aerostructures market, while the military original equipment sector represents approximately 26% and the modifications, upgrades, repairs and spares (both commercial and military) sector represents approximately 8%.

Demand for commercial aerostructures is directly correlated to demand for new aircraft. Demand for new aircraft is a function of several factors such as demand for commercial air transport and freight capacity, financial health of aircraft operators, and general economic conditions. New large commercial aircraft deliveries by Boeing and Airbus totaled 894 in 2007, up from 832 in 2006 and up from 668 in 2005 and 605 in 2004, which was the most recent cyclical trough following the 1999 peak of 914 deliveries. Aircraft orders and deliveries in 2002 and 2003 were adversely affected by economic recessionary conditions, the terrorist attacks of September 11, 2001, and SARS outbreaks in 2002. In 2005, Boeing and Airbus experienced record aggregate annual airplane orders, followed in 2006 with aggregate annual order totals of 1,834 that, at the time, were the second highest ever. In 2007, Boeing and Airbus aggregate annual airplane orders again reached a record at 2,754. According to published estimates by Boeing and Airbus, they expect to deliver a combined total of approximately 945 commercial aircraft in 2008. As of December 31, 2007, Boeing and Airbus had a combined backlog of 6,848 commercial aircraft, which has grown from a combined backlog of 4,985 as of December 31, 2006.

The business jet market sector is driven by corporate profitability, worldwide economic growth and the extent to which business jets are viewed as a viable alternative to commercial air travel. Global demand for business jets is expected to increase in 2008. Projected deliveries of approximately 1,300 aircraft are anticipated in 2008 and we expect the industry to remain relatively steady in the coming years. Based on our research, we believe that over the next ten-year period, more than 13,000 business jets, worth approximately $214.0 billion in sales, will be produced.

The market for military aerostructures is dependent upon government development and procurement of military aircraft, which is affected by many factors, including force structure and fleet requirements, the Department of Defense, herein referred to as “DoD”, and foreign defense budgets, the political environment and public support for defense spending and current and expected threats to U.S. and foreign national security and related interests. Following the terrorist attacks of September 11, 2001, the DoD aircraft procurement budget rose to $20.9 billion in federal fiscal 2002, excluding supplementals, from $18.8 billion in federal fiscal 2001, and since 2002 has risen to $29.3 billion in federal fiscal 2008.

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

Our Competitive Strengths

We believe our key competitive strengths include:

Leading Position in the Growing Commercial Aerostructures Market.  We are the largest independent non-OEM parts manufacturer of commercial aerostructures with an estimated 20% market share among all aerostructures suppliers. We believe our market position and significant scale favorably position us to capitalize on the increased demand for large commercial aircraft. As of December 31, 2007, Boeing and Airbus had a combined backlog of 6,848 commercial aircraft, which has grown from a backlog of 4,985 as of December 31, 2006. We are under contract to provide aerostructure products for approximately 95% of the aircraft that comprise this commercial aircraft backlog. The significant aircraft order backlog and our strong relationships with Boeing and Airbus should enable us to continue to profitably grow our core commercial aerostructures business.

Participation on High-Volume and Major Growth Platforms.  We derive a high proportion of our Boeing revenues from the high-volume B737 program and a high proportion of our Airbus revenues from the high-volume A320 program. The B737 and A320 families are Boeing’s and Airbus’ best-selling commercial airplanes. We also have been awarded a significant amount of work on the major new twin-aisle programs launched by Boeing and Airbus, the B787 and the A380.

Stable Base Business.  We have entered into exclusive long-term supply agreements with Boeing and Airbus, our two largest customers, making us the exclusive supplier for most of the business covered by these contracts. Our supply agreements with Boeing provide that we will continue to supply essentially all of the products we currently supply to Boeing for the life of the current aircraft programs, including commercial derivative models. The principal supply agreements we have entered into with Boeing make us Boeing’s exclusive source for substantially all of the products covered by the agreements; therefore, Boeing may not produce the products internally or purchase them from other suppliers. In addition, for essentially all of our products currently sold to Boeing, our product pricing is variable such that at lower annual volumes the average prices are higher, thereby helping to protect our margin if volume is reduced.

Under our supply agreements with Airbus, we supply most of our products for the life of the aircraft program, including commercial derivative models, with pricing determined through 2010. For the A380, we have a long-term supply contract with Airbus that covers a fixed number of units. We are currently the sole-source supplier for approximately 79% of the products, as measured by dollar value, that we sell to Airbus. We believe our long-term supply contracts with Boeing and Airbus provide us with a stable base business upon which to build.

Strong Incumbent and Competitive Position.  We have a strong incumbent position on the products we currently supply to Boeing and Airbus due not only to our long-term supply agreements, but also to our long-standing relationships with Boeing and Airbus, as well as to the high costs OEMs would incur to switch suppliers on existing programs. We have strong, embedded relationships with our primary customers as many members of our senior management team are former Boeing or Airbus executives. We believe our senior management team possesses inherent knowledge of and relationships with Boeing and Airbus that may not exist to a corresponding degree between other suppliers and these two OEMs.

We believe that OEMs incur significant costs to change aerostructures suppliers once contracts are awarded. Such changes after contract award require additional testing and certification, which may create production delays and significant costs for both the OEM and the new supplier. We also believe it would be cost prohibitive for other suppliers to duplicate our facilities and the over 20,000 major pieces of equipment that we own or operate. The combined insurable replacement value of all the buildings and equipment we own or operate is approximately $5.9 billion, including approximately $2.6 billion and approximately $1.7 billion for buildings and equipment, respectively, that we own and approximately $1.6 billion for other equipment used in the operation of our business. The insurable values represent the estimated replacement cost of buildings and equipment used in our operations and covered by property insurance, and exceeds the fair value of assets acquired as determined for financial reporting purposes. As a result, we believe that as long as we continue to meet our customers’ requirements, the probability of their changing suppliers on our current statement of work is quite low.

Industry-Leading Technology, Design Capabilities and Manufacturing Expertise.  Spirit Holdings’ predecessor, Boeing Wichita, had over 75 years of experience designing and manufacturing large-scale, complex aerostructures and we possess industry-leading engineering capabilities that include significant expertise in structural design and technology, use of composite materials, stress analysis, systems engineering and acoustics technology. With approximately 940 degreed engineering and technical employees (including over 160 degreed contract engineers and access to 120 degreed engineers from Spirit-Progresstech LLC), we possess knowledge and manufacturing know-how that would be difficult for other suppliers to replicate. In addition to our engineering expertise, we have strong manufacturing and technological capabilities. Our manufacturing processes are highly automated, delivering efficiency and quality, and we have expertise in manufacturing aerostructures using both metallic and composite materials. We have strong technical expertise in bonding and metals fabrication, assembly, tooling and composite manufacturing, including the handling of all composite material grades and fabricating large-scale complex contour composites. We are building on this expertise with the addition of a manufacturing facility in Subang, Malaysia that is expected to be fully operational in early 2009.

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

Competitive and Predictable Labor Cost Structure.  Following the Boeing Acquisition, we entered into new labor contracts with our unions that established wage levels that are in-line with the local market. We also changed work rules and significantly reduced the number of job categories, resulting in greater flexibility in work assignment programs and increased productivity. In addition, we replaced corporate overhead previously allocated to Boeing Wichita when it was a division of Boeing with our own significantly lower overhead spending. As a result of our long-term collective bargaining agreements with most of our labor unions, our labor costs are fairly stable and predictable well into 2010.

We have also continued to implement a number of operational efficiency improvements, including global sourcing to reduce supplier costs. It is our belief that our competitive cost structure has positioned us to win significant new business and was a key factor in three recent significant contract awards.

Experienced Management Team with Equity Ownership.  We have an experienced and proven management team with an average of more than 20 years each of aerospace industry experience. Our management team has successfully expanded our business, reduced costs and established the stand-alone operations of our business. Members of our management team and the Board of Directors hold common stock equivalent to approximately 3.0% of our Company’s outstanding stock on a fully diluted basis.

Our Strategy

Our goal is to remain a leading aerostructures manufacturer and to increase revenues while maximizing our profitability and growth. Our strategy includes the following:

Support Increased Aircraft Deliveries.  Our determination to meet or exceed the expectations of Boeing, Airbus and our other existing customers continues as our core business strategy. Our customers expect us to deliver high-quality products on schedule. We constantly focus on improving our manufacturing efficiency, maintaining our high standards of quality, and delivering our products on-time to meet these expectations. With the upturn in the commercial aerospace market, we experienced delivery rate increases in 2007. We are focused on supporting our customers’ increase in new aircraft production, as well as key programs that include the Boeing B737, B777, and the Airbus A320. In 2007, we delivered the first B787 Section 41 Fuselage and Pylon from our Wichita, Kansas production plant. We are improving our manufacturing processes, properties and facilities to accommodate an increase in production and the change in model mix of existing aircraft. For the twelve months ended December 31, 2007, we delivered 446 Boeing ship sets (one ship set represents a full set of components for one airplane), as compared to 392 Boeing ship sets for the prior twelve months ended December 31, 2006. Deliveries of Airbus and Hawker Beechcraft products began on April 2006, with the acquisition of BAE Aerostructures. For the twelve months ended December 31, 2007, we delivered 449 Airbus ship sets and 68 Hawker Beechcraft ship sets, compared to deliveries from April 1, thru December 31, 2006 of 318 Airbus ship sets and 51 Hawker Beechcraft ship sets. We believe we are well positioned to meet the increased demand for our products by our customers.

Win New Business from Existing and New Customers.  The large commercial airplanes, business jet and regional jet sectors of the market are experiencing record orders and deliveries. We expect this trend to continue for several years. To win new business, we provide our mix of engineering expertise in the design and manufacturing processes, our advanced manufacturing capabilities with both composites and metals, and our competitive cost structure. As a result of leveraging our core capabilities, competitive cost position, and sales and marketing efforts, we have won several significant contracts from non-Boeing customers in competitive bid processes since the Boeing Acquisition. Design techniques and processes that were developed in the high-volume large commercial market sector are now being introduced to the business jet, regional jet, military and helicopter markets. These very competitive design techniques are largely new to these sectors and make Spirit attractive to this new group of customers. For example, the helicopter and military market have begun to incorporate composite aerostructures, with which we have experience in the large commercial market, into their designs. Based on our research, the composite aerostructures market is currently estimated to have generated over $3.1 billion in annual sales in 2006 and $2.5 billion in annual sales in 2005 with a projected annual growth rate of 14.5% over the period from 2006 to 2011.

Large Commercial Airplanes:  We believe that Spirit is well positioned to win additional work from Boeing and Airbus, particularly work they currently in-source, but may potentially shift to an external supplier in the future as well as work on new aircraft programs. Based on our research, we believe that the outsourcing of design, engineering and manufacturing of aerostructures to suppliers increased from approximately 40% in 2003 to approximately 49% by the end of 2004 (adjusting for the outsourcing by Boeing as a result of the Boeing Acquisition), decreased slightly to approximately 45% in 2005, and increased to 51% in 2006. Our research shows that the underlying procurement trend will continue to be toward increased outsourcing. In addition, opportunities for us to win significant new business will typically arise when large commercial airplane OEMs design new aircraft programs such as the Airbus A350, or a new aircraft derivative, such as cargo versions of passenger aircraft, larger or extended range versions of in-production airplanes, and military versions of commercial airplanes. Suppliers to aircraft OEMs must meet demanding quality and reliability standards, and our record of meeting those standards with Boeing and Airbus is a key competitive strength. We believe these strengths position us well to increase our statement of work from our customers. In addition, our strong relationships, size, design and build capabilities, and financial resources, create a competitive advantage for us.

Business & Regional Jets:  Spirit has expanded its presence in the business and regional jet markets with four program wins (one fuselage, one propulsion, and two structures contracts). The propulsion and structures customers have not publicly announced the programs, but Spirit is under contract and performing design work. On February 6, 2008, Cessna announced the selection of Spirit as the supplier for the fuselage and empennage on the new Cessna large cabin business jet. In addition, the sector market strength is growing as evidenced by 2007 being a record year for deliveries and orders. Spirit is well positioned to use many of the tools developed in the high-volume commercial market to design and build competitive structures in this sector.

Military/Helicopter:  Spirit has also been able to apply high-volume commercial techniques to provide very competitive designs for our customers in the military and helicopter market. For example, Spirit won a competitive bid to build the cockpit and the entire cabin assembly for the Sikorsky CH-53K helicopter development program. We will design, tool and build all of the flight test articles in the development program, with potential for the production contract when it is awarded.

On the Navy P-8A program, Spirit started building the first airplane fuselage at the end of 2007 in a ceremony with Boeing Commercial Airplanes, Boeing Integrated Defense Systems and the United States Navy. By using the current 737NG assembly line, we are able to produce the military specific aircraft at much lower commercial costs, providing our customer competitive value.

Research and Development Investment in Next-Generation Technologies.  We invest in direct research and development for current programs to strengthen our relationships with our customers and in new programs to generate new business. We are currently developing proprietary Spirit intellectual property (“IP”) that we will be able to use for our current and future customers. To maximize our research and development efforts and the resulting IP, we work closely with OEMs and integrate our engineering teams into their design processes. Each of our business segments has a specific five-year technology road map as well as a longer term team developing the future technologies that will support and build our growth plans.

Provide New Value-Added Services to our Customers.  We possess the core competencies not only to manufacture, but also to integrate and assemble complex system and structural components. We have been selected to assemble and integrate avionics, electrical systems, hydraulics, wiring and other components for the forward fuselage and pylons for the Boeing B787. Boeing expects to be able to ultimately assemble a B787 so that it is ready for test flying in significantly less time after it receives our ship set than is the case for B737s. We believe our ability to integrate complex components into aerostructures is a service that greatly benefits our customers by reducing their flow time and inventory holding costs. As a result of our ability to integrate and assemble components from a diverse supplier base, we believe we are integral to our customers’ supply chains.

Continued Improvement to our Low-Cost Structure.  Although we achieved significant cost reductions at the time of the Boeing Acquisition, we remain focused on further reducing costs. There continue to be cost-saving opportunities in our business and we have identified and begun to implement them. We expect that most of our future cost-saving opportunities will arise from increased productivity, further improvements to quality, continued outsourcing of non-core activities, and improved procurement and sourcing through our global sourcing initiatives. We believe our strategic sourcing expertise should allow us to develop and manage low-cost supply chains in Asia and Central Europe. As part of our plans for low-cost supply chains, we have announced the opening of our Malaysia plant that will initially focus on building composite assemblies. Our goal is to continue to increase our material sourcing from low-cost jurisdictions.

Pursue Acquisitions on a Strategic Basis.  To continue to grow and build our global capabilities we will consider potential strategic acquisitions. The commercial aerostructures market is highly fragmented, with many small private businesses and divisions of larger public companies. Given the market fragmentation, coupled with the trend by OEMs to outsource work to Tier 1 manufacturers, we believe our industry could experience significant consolidation in the coming years. Although our main focus is to grow our business organically, we believe we are well positioned to capture additional market share and diversify our current business through opportunistic strategic acquisitions.

Our Relationship with Boeing

Supply Agreement with Boeing for B737, B747, B767, and B777 Platforms

Overview.  In connection with the Boeing Acquisition, Spirit entered into long-term supply agreements under which we are Boeing’s exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the closing of the Boeing Acquisition. The main supply contract is primarily comprised of two separate agreements: (1) the Special Business Provisions, or Sustaining SBP, which sets forth the specific terms of the supply arrangement with regard to Boeing’s B737, B747, B767 and B777 aircraft and (2) the General Terms Agreement, or GTA, which sets forth other general contractual provisions relating to our various supply arrangements with Boeing, including provisions relating to termination, events of default, assignment, ordering procedures, inspections and quality controls. The summary below describes provisions contained in both the Sustaining SBP and the GTA as both agreements govern the main supply arrangement. We refer below to the Sustaining SBP, the GTA and any related purchase order or contract collectively as the “Supply Agreement.” The following description of the Supply Agreement summarizes the material portions of the agreement. The Supply Agreement is a requirements contract which covers certain products, including fuselages, struts/pylons and nacelles (including thrust reversers), as well as tooling, for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models. During the term of the Supply Agreement and absent default by Spirit, Boeing is obligated to purchase all of its requirements for products covered by the Sustaining SBP from Spirit and is prohibited from manufacturing such products itself. Although Boeing is not required to maintain a minimum production rate, Boeing is subject to a maximum production rate above which it must negotiate with us regarding responsibility for nonrecurring expenditures related to a capacity increase.

Pricing.  The Supply Agreement sets forth established prices for recurring products through May 2013. Prices are adjusted each year based on a quantity-based price adjustment formula described in the Supply Agreement whereby average per-unit prices are higher at lower volumes and lower at higher volumes. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other changes. See “— Changes” below.

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

Tooling.  Under the Supply Agreement, Boeing owns all tooling used in production or inspection of products covered by the Sustaining SBP. Spirit is responsible for providing all new tooling required for manufacturing and delivering products under the Supply Agreement, and Boeing acquires title to such tooling upon payment. Because Boeing owns this tooling, Spirit may not sell, lease, dispose of or encumber any of it. Spirit does, however, have the option to purchase certain limited tooling.

Although Boeing owns the tooling, Spirit has the limited right to use this tooling without any additional charge to perform its obligations to Boeing under the Supply Agreement and also to provide aftermarket services in accordance with the rights granted to Spirit under other related agreements, including royalty-bearing license agreements. Boeing is entitled to use the tooling only under limited circumstances. Spirit is responsible for maintaining and insuring the tooling. Spirit’s rights to use the tooling are subject to the termination provisions of the Supply Agreement.

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

Third-Party Pricing.  Spirit may be permitted to purchase supplies or subparts directly from Boeing’s subcontractors under the terms of Boeing’s subcontracts. If Spirit does so, a majority of the savings achieved as a result of purchasing through the subcontracts will be applied towards price reductions on the applicable Boeing products.

Nonrecurring Work Transfer.  Following an event of default as described below or Boeing’s termination of an airplane program, the Supply Agreement’s expiration, or the party’s mutual agreement to terminate the existing Supply Agreement, Spirit must transfer to Boeing all tooling and other nonrecurring work relating to the affected program. If the entire Supply Agreement expires or is cancelled, then all tooling and other nonrecurring work covered by the Supply Agreement must be transferred to Boeing.

Additional Spirit Costs.  In the event that Boeing rejects a product manufactured by Spirit, Boeing is entitled to repair or rework such product, and Spirit is required to pay all reasonable costs and expenses incurred by Boeing related thereto. In addition, Spirit is required to reimburse Boeing for costs expended in providing Spirit and/or Spirit’s contractors the technical or manufacturing assistance with respect to Spirit nonperformance issues.

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

If delivery of any product constituting more than 25% of the ship set value for one or more models of program airplanes is delayed by an excusable delay for more than five months, Boeing may cancel the Sustaining SBP as it applies to such models of program airplanes, and neither party will have any liability to the other, other than as described in the above paragraph under the heading “Events of Default and Remedies.”

Suspension of Work.  Boeing may at any time require Spirit to stop work on any order for up to 120 days. During such time, Boeing may either direct Spirit to resume work or cancel the work covered by such stop-work order. If Boeing directs Spirit to resume work or the 120-day period expires, Spirit must resume work, the delivery schedule affected by the stop-work order will be extended and Boeing must compensate Spirit for its reasonable direct costs incurred as a result of the stop-work order.

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

B787 Supply Agreement with Boeing

Overview.  Spirit and Boeing also entered into a long-term supply agreement for Boeing’s new B787 program, or the B787 Supply Agreement, which covers the life of the program and commercial derivatives. The B787 Supply Agreement is a requirements contract pursuant to which Spirit is Boeing’s exclusive supplier for the forward fuselage, fixed and moveable leading wing edges, engine pylons and related tooling for the B787. While the B787 Supply Agreement does not provide for a minimum or maximum production rate, the agreement acknowledges that Spirit will equip itself for a maximum rate of seven aircraft per month and will negotiate with

Boeing regarding an equitable price adjustment if additional expenditures are required to increase the production rate above that level. Spirit is evaluating facility requirements to increase that capability to ten airplanes per month. Additional capital expenditures would be needed for tooling and equipment to support a production rate above seven per month. Under the B787 Supply Agreement, Spirit also provides certain support, development and redesign engineering services to Boeing at an agreed hourly rate.

Pricing.  Pricing for the initial configuration of the B787-8 base model that is currently in production is generally established through 2021, with prices decreasing as cumulative volume levels are met over the life of the program. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes, including design changes from the contract configuration baseline. We are currently in negotiations with Boeing on pricing for certain changes. The parties have agreed to negotiate in good faith the prices for future commercial derivatives such as the B787-3 and the B787-9, based on principles consistent with the B787 Supply Agreement terms as they relate to the B787-8 model.

Advance Payments.  The B787 Supply Agreement requires Boeing to make advance payments aggregating $700.0 million to Spirit for production articles. As of December 31, 2007, the entire $700.0 million in advance payments has been received. Spirit must repay these advances, without interest, by offsetting the purchase price for each of the first five hundred B787 ship sets delivered to Boeing by $1.4 million per ship set. In the event that Boeing does not take delivery of five hundred B787 ship sets, any advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to Spirit, with any remaining balance repaid at the rate of $84.0 million per year beginning the month following Spirit’s final delivery of a B787 production ship set to Boeing.

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

Each party is free to use Joint IP in connection with work on the B787 and other Boeing programs, but each must obtain the consent of the other to use it for other purposes. If either party wishes to license Joint IP to a third party for work on a Boeing program other than the B787, then the other party may require a reasonable royalty, but may not unreasonably withhold its consent, as long as (if the program in question is another Boeing commercial airplane program) Spirit has been offered an opportunity, to the extent commercially feasible, to perform work for the particular program.

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

Our Products

We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid, and rear fuselage sections, (2) Propulsion Systems, which include nacelles, struts/pylons and engine structural components and (3) Wing Systems, which include facilities in Tulsa and McAlester, Oklahoma and Prestwick, Scotland that manufacture wings, wing components, flight control surfaces, and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services and sales of natural gas through a tenancy-in-common with other Wichita companies. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 46%, 28%, 25% and 1%, respectively, of our revenues for the period ended December 31, 2007.

Commercial Aircraft Structures

We principally design, engineer and manufacture commercial aircraft structures such as fuselages, nacelles (including thrust reversers), struts/pylons, wings and wing assemblies and flight control surfaces. We are the largest independent supplier of aerostructures to both Boeing and Airbus. Sales related to the large commercial aircraft market, some of which may be used in military applications, represent approximately 99% of our combined revenues for the twelve months ended December 31, 2007.

Our structural components, in particular the forward fuselage and nacelles, are among the most complex and highly engineered structural components and represent a significant percentage of the costs of each aircraft. We are currently the sole-source supplier of 95% of the products we sell to Boeing and Airbus, as measured by dollar value of products sold. We typically sell a package of aerostructure components, referred to as a ship set, to our customers.

The following table summarizes the major commercial (including derivatives, regional and announced business jets) programs that we currently have under long-term contract by product and aircraft platform.

Product	Description	Aircraft Platform

Fuselage Systems
Forward Fuselage	Forward section of fuselage which houses flight deck, passenger cabin and cargo area	B737, B747, B767, B777, B787
Other Fuselage Sections	Mid-section and other sections of the fuselage and certain other structural components, including floor beams	B737, B747, B777
Propulsion Systems
Nacelles (including Thrust Reversers)	Aerodynamic structure surrounding engines	B737, B747, B767, B777
Struts/Pylons	Structure that connects engine to the wing	B737, B747, B767, B777, B787
Wing Systems
Flight Control Surfaces	Flaps and slats	B737, B777, A320 family
Empennages	Empennage horizontal stabilizer and vertical fin and spar assemblies	B737, Hawker Beechcraft 800 series
Wing Structures	Wing framework which consists mainly of spars, ribs, fixed leading edge, stringers, trailing edges and flap track beams	B737, B747, B767, B777, B787, A320 family, A330, A340, A380

In addition to the February 2008 Cessna announcement of its selection of Spirit as the supplier for the fuselage and empennage on the new Cessna large cabin business jet, we have won contracts for three other business jet packages on which we expect to commence deliveries in 2008 through 2012.

Military Equipment

In addition to providing aerostructures to large commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We have been awarded a significant amount of work for the 737 P-8A and 737 C40. The 737 P-8A and 737 C40 are commercial aircraft modified for military use. Other military programs for which we provide products are KC-135, V-22, and the development of the CH-53K.

The following table summarizes the major military programs that we currently have under long-term contract by product and military platform. Rotorcraft is part of the Fuselage Systems segment and low observables and other military are part of the Wing Systems segment.

Product	Description	Military Platform

Low Observables	Radar absorbent and translucent materials	Various
Rotorcraft	Forward cockpit and cabin	Sikorsky- CH-53K Development Program
Other Military	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	KC-135, V-22, E-6, and Various

Aftermarket

Although we primarily manufacture aerostructures for OEMs, we intend to increase our aftermarket sales of the products we manufacture. We have developed a direct sales and marketing channel for our aftermarket business.

In September 2006, we entered into a five-year distribution agreement with Aviall Services, Inc., or Aviall, a provider of global parts distribution and supply-chain services for the aerospace industry and a wholly owned subsidiary of Boeing, pursuant to which Aviall will serve as our exclusive distributor of certain aftermarket products worldwide, excluding the United States and Canada. We have obtained parts manufacturing approvals from the FAA for approximately 7,000 parts which allow us to sell spare parts directly to airlines and maintenance, repair and overhaul (“MRO”) organizations. In addition, our Wichita and Tulsa facilities are FAA repair station certified and have full technical capability to provide MRO services. Starting in mid-2008, Spirit’s Europe facility in Prestwick, Scotland will perform repair services supporting the European and Middle East regions.

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

The Company’s segments are consistent with the organization and responsibilities of management reporting to the chief operating decision-maker for the purpose of assessing performance. The Company’s definition of segment operating income differs from operating income as presented in its primary financial statements and a reconciliation of the segment and consolidated results is provided in the table set forth below. Most selling, general and administrative expenses, and all interest expense or income, related financing costs and income tax amounts, are not allocated to the operating segments.

While some working capital accounts are maintained on a segment basis, much of the Company’s assets are not managed or maintained on a segment basis. Property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, prepaid expenses, other assets and deferred taxes are maintained and managed on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in the production of aerostructures across all segments. Work-in-process inventory is identifiable by segment, but is managed and evaluated at the program level. As there is no segmentation of the Company’s productive assets, depreciation expense (included in fixed manufacturing and engineering costs) and capital expenditures, no allocation of these amounts has been made solely for purposes of segment disclosure requirements. Segment data is not presented for periods prior to the Boeing Acquisition as Boeing Wichita did not maintain separate business segments.

The following table shows segment information:

			Period from
			June 17, 2005 through
	December 31, 2007	December 31, 2006	December 29, 2005
	(Dollars in millions)

Segment Revenues
Fuselage Systems	$1,790.7	$1,570.0	$637.7
Propulsion Systems	1,063.6	887.7	372.2
Wing Systems(2)	985.5	720.3	170.0
All Other	21.0	29.7	27.7

	$3,860.8	$3,207.7	$1,207.6

Segment Operating Income (Loss)(1)
Fuselage Systems	$317.6	$112.5	$43.7
Propulsion Systems	174.2	33.7	24.5
Wing Systems(2)	111.3	11.8	5.1
All Other	2.5	4.3	(1.2)

	605.6	162.3	72.1
Unallocated corporate SG&A(3)	(181.6)	(216.5)	(138.9)
Unallocated research and development	(4.8)	(2.1)	(1.0)

Total operating income (loss)	$419.2	$(56.3)	$(67.8)

(1)	2006 operating income for Fuselage Systems, Propulsion Systems, Wing Systems and All Other includes Union Equity Plan (UEP) charges of $172.9, $103.1, $44.9, and $1.0, respectively.

(2)	Wing Systems includes Spirit Europe, which was acquired on April 1, 2006.

(3)	Included in 2006 unallocated corporate SG&A expenses are fourth quarter charges of $4.0 million related to the termination of the intercompany agreement with Onex and $4.3 million related to the Executive Incentive Plan. Both of these charges relate to the Company’s IPO.

Sales and Marketing

We have established a sales and marketing infrastructure to support our efforts to reach new customers, expand our business with existing customers and win new business in three sectors of the aerostructures industry: (1) large commercial airplanes, (2) business and regional jets and (3) military/helicopter. Our sales and marketing unit is comprised of approximately 30 employees. Our employees are organized by focus areas: a marketing team that performs research and analysis on market trends, sector strategies, customers and competitors, and a sales team led by sales directors assigned to establish and maintain relationships with each key customer. The sales and marketing teams provide support and work closely with salespeople in the individual business units to ensure a consistent, single message approach with customers.

Due to (1) our long-term contracts with Boeing and Airbus on existing and new programs such as the B737, B787, A320 and A380, (2) the OEMs’ desires to limit supplier concentration, and (3) the industry practice of rarely changing a third-party aerostructures supplier once a program has been implemented due to the high switching costs, we are able to minimize our marketing efforts on these specific programs. However, our marketing team continues to research and analyze trends in new product development and our sales team maintains regular contact with key Boeing and Airbus decision-makers to sustain strong relationships with, and position ourselves to win new business from, both companies.

Prior to the Boeing Acquisition, as an internal Boeing supplier, we were unable to pursue non-Boeing OEM business. As an independent company, we have opportunities to increase our sales to other OEMs in the large commercial airplane, business and regional jet and military/helicopter sectors. To win new customers, we market our mix of engineering expertise in the design and manufacture of aerostructures, our advanced manufacturing capabilities with both composites and metals, and our competitive cost structure.

We have established a customer contact database to maximize our interactions with existing and potential customers. We are also successfully building a positive identity and name recognition for the Spirit brand through advertising, trade shows, sponsorships and Spirit customer events.

Prior to the Boeing Acquisition, we were dependent upon Boeing’s Commercial Aviation Services organization to provide entry into the aftermarket business. We are now able to provide aftermarket support directly to airlines and are in the process of developing the necessary expertise and customer relationships and alliances within this sector of the business.

Customers

Our primary customers are aircraft OEMs. Boeing and Airbus are our two largest customers, and we are the largest independent aerostructures supplier to both companies. We entered into long-term supply agreements with our customers to provide aerostructure products to aircraft programs. Currently, virtually all of the products we sell are under long-term contracts and 95% of those products, as measured by dollar value of product sold, are supplied by us on a sole-sourced basis.

We have good relationships with our customers due to our diverse product offerings, leading design and manufacturing capabilities using both metallic and composite materials, and competitive pricing.

Boeing.  For the twelve months ended December 31, 2007, approximately 87% of our revenues were from sales to Boeing. We have a strong relationship with Boeing given our predecessor’s 75+ year history as a Boeing division. Many members of our senior management team are former Boeing executives who have longstanding relationships with Boeing and continue to work closely with Boeing. As part of the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing’s exclusive supplier for substantially all of the products and services provided by Boeing Wichita prior to the Boeing Acquisition for the life of the programs. In addition, Boeing selected us to be the design leader for the Boeing B787 forward fuselage based in part on our expertise with composite technologies.

We believe our relationship with Boeing is unmatched in the industry and will allow us to continue to be an integral partner with Boeing in the designing, engineering and manufacturing of complex aerostructures.

Airbus.  For the twelve months ended December 31, 2007, approximately 10% of our revenues were from sales to Airbus. As a result of the BAE Acquisition, we have become the largest independent aerostructures supplier to Airbus. Under our supply agreements with Airbus, we supply most of our products for the life of the aircraft program, including commercial derivative models, with pricing determined through 2010. For the A380, we have a long-term supply contract with Airbus that covers a fixed number of units. We believe we can leverage our relationship with Airbus and history of delivering high-quality products to further increase our sales to Airbus and continue to partner with Airbus on new programs going forward.

Although most of our revenues are obtained from sales inside the U.S., we generated $428.5 million in sales to international customers for the twelve months ended December 31, 2007, primarily to Airbus. Revenues for the twelve months ended December 31, 2006, include nine months of revenues following our acquisition of BAE Aerostructures. The following chart illustrates the split between domestic and foreign sales:

	Year Ended		Year Ended		Period from June 17, 2005
	December 31, 2007		December 31, 2006		Through December 29, 2005
		Percent of		Percent of
		Total		Total		Percent of Total
Revenue Source	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales

United States	$3,432.3	89%	$2,953.6	92%	$1,207.6	100%
International
United Kingdom	402.2	10	254.0	8	—	—
Other	26.3	1	0.1	—	—	—

Total International	428.5	11	254.1	8	—	—

Total Revenues	$3,860.8	100%	$3,207.7	100%	$1,207.6	100%

The international revenue is included primarily in the Wing Systems segment. All other segment revenues are from U.S. sales. Approximately 10% of our total assets based on book value are located in the United Kingdom as part of Spirit Europe with less than 1% of the remaining assets located in countries outside the United States.

Expected Backlog

As of December 31, 2007, our expected backlog associated with Boeing and Airbus deliveries through 2011, calculated based on contractual product prices and expected delivery volumes, was approximately $26.5 billion, based on Boeing and Airbus published schedules. This is an increase of $7.3 billion over our corresponding estimate as of the end of 2006 which reflects strong orders at Boeing and Airbus. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing or Airbus announced backlog on our requirements contracts. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2007, may not necessarily represent the actual amount of deliveries or sales for any future period.

Manufacturing and Engineering

Manufacturing

Our expertise is in designing, engineering and manufacturing large-scale, complex aerostructures. We maintain four state-of-the-art manufacturing facilities in Wichita, Kansas; Tulsa, Oklahoma; McAlester, Oklahoma; and Prestwick, Scotland (acquired in April 2006). A fifth manufacturing plant in Subang, Malaysia is expected to be fully operational early in 2009. Following the Boeing Acquisition, we realigned our manufacturing operations to reduce costs and improve efficiency. We increased productivity, entered into new labor contracts with our unions that established wage levels that are in-line with the local market, changed work rules and significantly reduced the number of job categories, resulting in greater manufacturing flexibility in work assignments. Additionally, we are working to realign our supply base to more fully utilize low-cost, capable suppliers. We continually strive to improve productivity and reduce costs.

Our core manufacturing competencies include:

•	composites design and manufacturing processes;

•	leading mechanized and automated assembly and fastening techniques;

•	large-scale skin fabrication using both metallic and composite materials;

•	chemical etching and metal bonding expertise;

•	monolithic structures technology; and

•	precision metal forming producing complex contoured shapes in sheet metal and extruded aluminum.

Our manufacturing expertise is supported by our state-of-the-art equipment. We have over 20,000 major pieces of equipment installed in our customized manufacturing facilities. For example, for the manufacture of the B787 composite forward fuselage, we installed a 30-foot diameter by 70-foot long autoclave, which is one of the largest autoclaves in the world. An autoclave is an enclosure device that generates controlled internal heat and pressure conditions used to cure and bond certain resins and is used in the manufacture of composite structures. We intend to continue to make the appropriate investments in our facilities to support and maintain our industry-leading manufacturing expertise.

Engineering

We have approximately 940 degreed engineering and technical employees, including over 160 degreed contract engineers. In addition, we have access to 120 degreed engineers from Spirit-Progresstech LLC, a joint venture we entered into with Progresstech LTD of Moscow, Russia in November 2007, initially to perform engineering consulting services. We also employ 23 technical fellows, who are experts in engineering and keep the Company current with new technology by producing technical solutions for new and existing products and processes; eight FAA designated engineering representatives, or DERs, experienced engineers appointed by the FAA to approve engineering data used for certification; and nine authorized representatives, who possess the same qualifications and perform the same certification functions as DERs, but with authority from the Boeing Certification and Compliance organization. The primary purpose of the engineering organization is to provide continuous support for ongoing design, production and process improvements. We possess a broad base of engineering skills in metal and composite fabrication and assembly, chemical processing and finishing, tooling design and development, and quality and precision measurement technology, systems and controls.

Our engineering organization is composed of four primary groups, including: (1) Structures Design and Drafting, which focuses on production support, customer introductions, design-for-manufacturing and major product derivatives; (2) Structures Technology, which focuses on overall structural integrity over the lifecycle of the airframe through stress and durability analysis, damage tolerance analysis and vibration testing; (3) Manufacturing Engineering, responsible for applying lean manufacturing techniques, interpreting design drawings and providing manufacturing sequence work plans; and (4) Liaison, Lab and Materials, Processes and Standards, which conducts research into defects discovered by quality assurance through analytical chemistry, metallurgical, static and dynamic testing and full-scale testing.

We believe our leading engineering capabilities are a key strategic factor differentiating us from certain of our competitors.

Research and Development

We believe that world-class research and development helps to maintain our position as an advanced partner to OEMs’ new product development teams. As a result, we spend significant capital and financial resources on our research and development, including approximately $52.3 million during the year ended December 31, 2007 and approximately $104.7 million during the year ended December 31, 2006. Through our research, we strive to develop unique intellectual property and technologies that will improve our OEM customers’ products and, at the same time, position us to win work on new products. Our development effort, which is an ongoing process that helps us reduce production costs and streamline manufacturing, is currently focused on preparing for initial production of new products and improving manufacturing processes on our current work.

Our research and development is geared toward the architectural design of our principal products: fuselage systems, propulsion systems and wing systems. We are currently focused on research in areas such as advanced metallic joining, low-cost composites, acoustic attenuation, efficient structures, systems integration, advanced design and analysis methods, and new material systems. We collaborate with universities, research facilities and technology partners in our research and development.

Suppliers and Materials

The principal raw materials used in our manufacturing operations are aluminum, titanium and composites. We also use purchased products such as machined parts, sheet metal parts, non-metallic parts and assemblies. In addition, we purchase assemblies and subassemblies from various manufacturers which are used in the final aerostructure assembly.

Currently we have over 1,000 active suppliers with no one supplier representing more than 4% of our cost of goods sold. Our strategy is to enter into long-term supply contracts with our largest suppliers to secure competitive pricing. Our exposure to rising raw material prices is somewhat limited due to raw materials purchase contracts which are either based on fixed pricing or priced at reduced rates through Boeing’s or Airbus’ high-volume purchase contracts for such raw materials.

Although we believe our material costs are competitive, we continue to seek ways to further reduce these costs. We have begun a global sourcing initiative to increase the amount of material sourced from low-cost countries in Asia and Central Europe. Historically, Boeing Wichita and BAE Aerostructures purchased certain parts from other Boeing or BAE Systems facilities, respectively, since they operated as divisions of Boeing and BAE Systems, respectively. We believe we can achieve cost savings by reducing the amount of parts that we purchase from Boeing and BAE Systems. Following the Boeing Acquisition, we have been free to contract with third parties for, or to produce internally, the parts that Boeing historically supplied. Although our current supply contracts with various BAE Systems business units expire over the next several years, we expect to have similar opportunities to contract for those parts currently sourced from BAE Systems. We have begun to prepare for these opportunities with the groundbreaking of our facility in Malaysia.

Environmental Matters

Our operations and facilities are subject to various environmental laws and regulations governing, among other matters, the emission, discharge, handling and disposal of hazardous materials, the investigation and remediation of contaminated sites, and permits required in connection with our operations. Our operations are designed, maintained and operated to promote protection of human health and the environment. Although we believe that our operations and facilities are in material compliance with applicable environmental and worker protection laws and regulations, management cannot provide assurance that future changes in such laws, or in the nature of our operations will not require us to make significant additional expenditures to ensure continued compliance. Further, we could incur substantial costs, including cleanup costs, fines and sanctions, and third-party property damage or personal injury claims as a result of violations of or liabilities under environmental laws, relevant common law or the environmental permits required for our operations.

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

The Asset Purchase Agreement for the Boeing Acquisition, referred to herein as the “Asset Purchase Agreement”, provides, with limited exceptions, that Boeing is responsible for environmental liabilities relating to conditions existing at the Wichita, Kansas and Tulsa and McAlester, Oklahoma facilities as of the Boeing Acquisition date. For example, Boeing is subject to an administrative consent order issued by the Kansas Department of Health and Environment to contain and clean-up contaminated groundwater, which underlies a majority of the Wichita site. Pursuant to the KDHE order, Boeing has a long-term remediation plan in place, and containment and remediation efforts are underway. We are responsible for any environmental conditions that we cause at these facilities after the closing of the Boeing Acquisition.

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

Prestwick Facility.  BAE Systems indemnified us for any clean-up costs for environmental liabilities caused by existing pollution at the Prestwick facility, existing pollution that migrates from the Prestwick facility to a third party’s property and any pollution that migrates to the Prestwick facility from the property retained by BAE Systems. Subject to certain exceptions, the indemnity extends until April 1, 2013, and is subject to an aggregate liability cap of $78.3 million. As of December 31, 2007, we do not anticipate reaching the liability cap.

Competition

Although we are the largest aerostructures supplier with an estimated 20% market share, the aerostructures market remains highly fragmented. Competition in the aerostructures market is intense. Our primary competition comes from either work performed by internal divisions of OEMs or third-party aerostructures suppliers.

Our principal competitors among OEMs may include Airbus S.A.S., Boeing, Dassault Aviation, Embraer Brazilian Aviation Co., Gulfstream Aerospace Co., Lockheed Martin Corp., Northrop Grumman Corporation, Hawker Beechcraft Company and Textron Inc. These OEMs may choose not to outsource production of aerostructures due to, among other things, their own direct labor and other overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce parts in-house or to outsource them.

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

Employees

As of December 31, 2007, we had 13,089 employees, including contract labor, located in our three U.S. facilities. Approximately 80% of our U.S. employees are represented by five unions. All of our unions in the U.S. have entered into new collective bargaining agreements since the time of the Boeing Acquisition, with an average initial duration of five years. Our largest union is the International Association of Machinists and Aerospace Workers (IAM), which represents approximately 6,150 employees, or 47% of the U.S. workforce. This union contract is in effect through June 25, 2010. The Society of Professional Engineering Employees in Aerospace — Wichita Technical and Professional Unit (SPEEA) represents approximately 2,390 employees, or 18% of the workforce. This union contract is in effect through July 11, 2011. The International Union, United Automobile, Aerospace & Agricultural Implement Workers of America (UAW), represents approximately 1,130 employees or 9% of the workforce. This union contract is in effect through November 30, 2010. The Society of Professional Engineering Employees in Aerospace — Wichita Engineering Unit represents approximately 680 employees or 5% of the workforce. This union contract is in effect through July 11, 2009. The International Brotherhood of Electrical Workers, or IBEW, represents approximately 178 employees, or 1% of the workforce. This union contract is in effect through September 17, 2010.

Under each of our U.S. collective bargaining agreements, we are required to meet with collective bargaining agents for the union in 2008 to discuss the terms and conditions of the agreement. However, we have no obligation to agree to any changes to the terms and conditions of the agreement and employees have no right to strike in the event we do not agree to any such changes.

As of December 31, 2007, we had 898 employees located in our two U.K. facilities. Approximately 430 employees, or 48% of our U.K. employees are represented by one union, Amicus. We have entered into a labor agreement with Amicus, the terms of which are generally negotiated on a yearly basis. Wages are typically the subject of our negotiations, while the other terms usually remain the same from year to year until both parties agree to change them (either separately or in the aggregate).

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

Governmental Regulations

The commercial aircraft component industry is highly regulated by both the FAA in the United States, the JAA in Europe and other agencies throughout the world. The military aircraft component industry is governed by military quality specifications. We, and the components we manufacture, are required to be certified by one or more of these entities or agencies, and, in some cases, by individual OEMs, to engineer and service parts and components used in specific aircraft models.

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

The Company makes available through its Internet website under the heading “Investor Relations”, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, Annual Proxy Statements and amendments to those reports after it electronically files such materials with the Securities and Exchange Commission. Copies of the Company’s key corporate governance documents, including its Corporate Governance Guidelines, Code of Ethics and Business Conduct, and charters for the Audit Committee and the Compensation Committee are also on the Company’s website. Stockholders may request free copies of these documents, including our Annual Report to Shareholders, from the Investor Relations Department by writing to Spirit AeroSystems, Investor Relations, P.O. Box 780008, Wichita, KS, 67278-0008, or by calling (316) 526-1700 or by sending an e-mail request to investorrelations@spiritaero.com.

Our filed Annual and Quarterly Reports, Proxy and other information statements are also available to the public through the SEC’s website at http://www.sec.gov.

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

The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. The commercial airline industry is impacted by the strength of the global economy and geo-political events around the world. Near-term challenges include high fuel prices (possibly leading to higher fares), and the continuing turmoil in global credit markets (possibly leading to widespread economic slowdown, restricted discretionary spending, and a slowdown in air traffic). Possible exogenous shocks such as expanding conflicts in the Middle East, renewed terrorist attacks against the industry, or pandemic health crises have the potential to cause precipitous declines in air traffic. Any protracted economic slump, future terrorist attacks, war or health concerns could cause airlines to cancel or delay the purchase of additional new aircraft. If demand for new aircraft decreases, there would likely be a decrease in demand for our commercial aircraft products, and our business, financial condition and results of operations could be materially adversely affected.

Our business could be materially adversely affected if one of our components causes an aircraft accident.

Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured or serviced by us or our suppliers. While we believe that our liability insurance is adequate to protect us from future product liability claims, it may not be adequate. Also, we may not be able to maintain insurance coverage in the future at an acceptable cost. Any such liability not covered by insurance or for which third-party indemnification is not available could require us to dedicate a substantial portion of our cash flows to make payments on such liability, which could have a material adverse effect on our business, financial condition and results of operations.

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

Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the twelve months ended December 31, 2007, approximately 87% and approximately 10% of our revenues were generated from sales to Boeing and Airbus, respectively. Although we intend to diversify our customer base by entering into supply arrangements with additional customers, we cannot give any assurance that we will be successful in doing so. Even if we are successful in retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future. Although we are a party to various supply contracts with Boeing and Airbus which obligate Boeing and Airbus to purchase all of their requirements for certain products from us, if we breach certain obligations under these supply agreements and Boeing or Airbus exercises its right to terminate such agreements, our business will be materially adversely affected. In addition, we have agreed to a limitation on recoverable damages in the event Boeing wrongfully terminates our main supply agreement with it with respect to any model of airplane program, so if this occurs, we may not be able to recover the full amount of our actual damages. Furthermore, if Boeing or Airbus (1) experiences a decrease in requirements for the products which we supply to it; (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply-chain problem or a decrease in orders from its customers; or (3) files for bankruptcy protection, our business, financial condition and results of operations could be materially adversely affected.

Our largest customer, Boeing, operates in a very competitive business environment.

Boeing operates in a highly competitive industry. Competition from Airbus, Boeing’s main competitor, as well as from regional jet makers, has intensified as these competitors expand aircraft model offerings and competitively price their products. As a result of this competitive environment, Boeing continues to face pressure on product offerings and sale prices. While we do have supply agreements with Airbus, we currently have substantially more business with Boeing and thus any adverse effect on Boeing’s production of aircraft resulting from this competitive environment may have a material adverse effect on our business, financial condition and results of operations.

Our business depends, in large part, on sales of components for a single aircraft program, the B737.

For the twelve months ended December 31, 2007, approximately 53% of our revenues were generated from sales of components to Boeing for the B737 aircraft. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and the military Multi-mission Maritime Aircraft, or MMA, derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model. In the event Boeing develops a next-generation single-aisle aircraft program to replace the B737 which is not a commercial derivative, we may not have the next-generation technology, engineering and manufacturing capability necessary to obtain significant aerostructures supply business for such replacement program, may not be able to provide components for such replacement program at competitive prices or, for other reasons, may not be engaged by Boeing to the extent of our involvement in the B737 or at all. If we were unable to obtain significant aerostructures supply business for the B737 replacement program, our business, financial condition and results of operations could be materially adversely affected.

Potential and existing customers, including Airbus, may view our historical and ongoing relationship with Boeing as deterrent to providing us with future business.

We operate in a highly competitive industry and any of our other potential and existing customers, including Airbus, may be threatened by our historical and ongoing relationship with Boeing. Prior to the Boeing Acquisition, Boeing Wichita functioned as an internal supplier of parts and assemblies for Boeing’s aircraft programs and had very few sales to third parties. Other potential and existing customers, including Airbus, may be deterred from using the same supplier that previously produced aerostructures solely for Boeing. Although we believe we have sufficient resources to service multiple OEMs, competitors of Boeing may see a conflict of interest in our providing both them and Boeing with the parts for their different aircraft programs. If we are unable to successfully develop our relationship with other customers and OEMs, including Airbus, we may be unable to increase our customer base. If there is not sufficient demand for our business, our financial condition and results of operations could be materially adversely affected.

Our business depends, in part, on the success of a new model aircraft, the B787.

The success of our business will depend, in part, on the success of Boeing’s new B787 program. We have entered into supply agreements with Boeing pursuant to which we will be a Tier 1 supplier to the B787 program. We have made and will continue to make a significant investment in this program before the first commercial delivery of a B787 aircraft, which was recently rescheduled for 2009. On January 16, 2008, Boeing announced the second delay of the first flight of the B787 from March 2008 to June 2008, pushing delivery of the first airplane out to early

2009. Under our current contractual arrangement with Boeing, we will not receive payment for B787-8 ship sets delivered to Boeing prior to certification and the earlier of Boeing’s delivery of the aircraft to the customer or the passage of twenty-four months from our ship set delivery to Boeing. Our original estimates of the impact of this arrangement to working capital, which is calculated as the net of production inventory, engineering costs capitalized into inventory, accounts receivable and accounts payable, were $300 million to $550 million between December 31, 2006 and May 2008 when the B787-8 was originally scheduled for certification and delivery. Currently, Boeing expects to certify and deliver the B787-8 in early 2009. We now estimate the impact of the arrangement on working capital to be a maximum of an additional $450 million, which increases the range of working capital impact from the B787-8 to between $750 million and $1.0 billion. Any additional delays in the B787 program, including delays in negotiations of certain contractual matters with Boeing, could further impact our cash flows from operations and could materially adversely affect our business, financial condition and results of operations. Discussions between Spirit and Boeing regarding our additional working capital requirements resulting from the impact of 787 schedule shifts to Spirit’s 2008 cash flow are continuing. The failure to reach an agreement on these matters on terms acceptable to us could materially adversely affect our business, financial condition and results of operations.

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

Competition in the aerostructures segment of the aerospace industry is intense. Although we have entered into requirements contracts with Boeing and Airbus under which we are their exclusive supplier for certain aircraft parts, in trying to expand our customer base and the types of parts we make, we will face substantial competition from both OEMs and non-OEM aerostructures suppliers.

OEMs may choose not to outsource production of aerostructures due to, among other things, their own direct labor and other overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource.

Our principal competitors among aerostructures suppliers are Alenia Aeronautica, Fuji Aerospace Technology Co., Ltd., GKN Aerospace, The Goodrich Corporation, Kawasaki Precision Machinery (U.S.A.), Inc., Mitsubishi Electric Corporation, Saab AB, Snecma, Triumph Group, Inc. and Vought Aircraft Industries. Some of our competitors have greater resources than we do and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Additionally, as part of its Power 8 restructuring plan, Airbus has announced preferred bidders for certain French and German manufacturing facilities. If these acquisitions are successful, the acquiring companies could become competitors of Spirit. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply-chain management and sales and marketing, and we may not have enough resources to make such investments. For these reasons, we may not be able to compete successfully in this market or against such competitors, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our historical financial statements prior to the Boeing Acquisition are not comparable to our financial statements subsequent to June 16, 2005. Historically, Boeing Wichita was operated as a cost center of BCA and recognized the cost of products manufactured for BCA programs without recognizing any corresponding revenues for those products. Accordingly, the financial statements with respect to periods prior to the Boeing Acquisition included in this Annual Report do not represent the financial results that would have been achieved had Boeing Wichita been operated as a stand-alone entity during those periods. Additionally, our financial statements are not indicative of how we would operate through a market downturn. Since the Boeing Acquisition on June 16, 2005, we have operated in a market experiencing an upturn. In 2005, Boeing and Airbus experienced record aggregate annual airplane orders, followed in 2006 with aggregate annual order totals that, at the time, were the second highest ever. Aggregate annual orders remained strong in 2007 at 2,754. Our financial results from this limited history cannot give you any indication of our ability to operate in a market experiencing significantly lower demand for our products and the products of our customers. As such, we cannot give any assurance that we will be able to successfully operate in such a market.

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

We have agreed with Boeing to continue to operate substantial manufacturing operations in Wichita, Kansas until at least June 16, 2015. This may prevent us from being able to offer our products at prices that are competitive in the marketplace and could have a material adverse effect on our ability to generate new business.

In addition, many aircraft manufacturers, airlines and aerospace suppliers have unionized work forces. In 2005, a labor strike by unionized employees at Boeing, our largest customer, temporarily halted commercial aircraft production by Boeing, which had a significant short-term adverse effect on our operations. In 2008, Boeing will be in contract negotiations with unions representing a significant number of its employees. Additional strikes, work stoppages or slowdowns experienced by aircraft manufacturers, airlines or aerospace suppliers could reduce our customers’ demand for additional aircraft structures or prevent us from completing production of our aircraft structures.

Our business may be materially adversely affected if we lose our government, regulatory or industry approvals, if more stringent government regulations are enacted, or if industry oversight is increased.

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

As a manufacturer and exporter of defense and dual-use technical data and commodities, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations, administered by the U.S. Department of State, and the Export Administration Regulations, administered by the U.S. Department of Commerce. Collaborative agreements that we may have with foreign persons, including manufacturers and suppliers, are also subject to U.S. export control laws. In addition, we are subject to trade sanctions against embargoed countries, administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury.

A determination that we have failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. Additionally, restrictions may be placed on the export of technical data and goods in the future as a result of changing geopolitical conditions. Any one or more of such sanctions could have a material adverse effect on our business, financial condition and results of operations.

We are subject to environmental regulation and our ongoing operations may expose us to environmental liabilities.

Our operations are subject to extensive regulation under environmental, health and safety laws and regulations in the United States and the United Kingdom. We may be subject to potentially significant fines or penalties, including criminal sanctions, if we fail to comply with these requirements. We have made, and will continue to make, significant capital and other expenditures to comply with these laws and regulations. We cannot predict with certainty what environmental legislation will be enacted in the future or how existing laws will be administered or interpreted. Our operations involve the use of large amounts of hazardous substances and generate many types of wastes. Spills and releases of these materials may subject us to clean-up liability. We cannot give any assurance that the aggregate amount of future clean-up costs and other environmental liabilities will not be material.

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

Due to the competitive nature of the airline industry, airlines are often unable to pass on increased fuel prices to customers by increasing fares. Fluctuations in the global supply of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. In the event there is an outbreak or escalation of hostilities or other conflicts, or significant disruptions in oil production or delivery in oil-producing areas or elsewhere, there could be reductions in the production or importation of crude oil and significant increases in the cost of fuel. If there were major reductions in the availability of jet fuel or significant increases in its cost, or if current high prices are sustained for a significant period of time, the airline industry and, as a result, our business, could be materially adversely affected.

Interruptions in deliveries of components or raw materials, or increased prices for components or raw materials used in our products could materially adversely affect our profitability, margins and revenues.

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

In addition, our profitability is affected by the prices of the components and raw materials, such as titanium, aluminum and carbon fiber, used in the manufacture of our products. These prices may fluctuate based on a number of factors beyond our control, including world oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Although our supply agreements with Boeing and Airbus allow us to pass on certain unusual increases in component and raw material costs to Boeing and Airbus in limited situations, we may not be fully compensated for such increased costs.

Our business will suffer if certain key officers or employees discontinue employment with us or if we are unable to recruit and retain highly skilled staff.

The success of our business is highly dependent upon the skills, experience and efforts of our President and Chief Executive Officer, Jeffrey Turner, and certain of our other key officers and employees. As the top executive officer of Boeing Wichita for almost ten years prior to the Boeing Acquisition, Mr. Turner gained extensive experience in running our business and long-standing relationships with many high-level executives at Boeing, our largest customer. We believe Mr. Turner’s reputation in the aerospace industry and relationship with Boeing are critical elements in maintaining and expanding our business. The loss of Mr. Turner or other key personnel could have a material adverse effect on our business, operating results or financial condition. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly skilled engineers. The market for these resources is highly competitive. We may be unsuccessful in attracting and retaining the engineers we need and, in such event, our business could be materially adversely affected. The loss of the services of any skilled key personnel, or our inability to hire new personnel with the requisite skills, could impair our ability to provide products to our customers or manage our business effectively.

We are subject to the requirements of the National Industrial Security Program Operating Manual for our facility security clearance, which is a prerequisite for our ability to perform on classified contracts for the U.S. Government.

A DoD facility security clearance is required for a company to be awarded and perform on classified contracts for the DoD and certain other agencies of the U.S. Government. We currently perform on several classified contracts, which generated less than 1% of our revenues for the fiscal year ended December 31, 2007. We have obtained a facility security clearance at the “secret” level, and we are in the process of obtaining such clearance for Spirit Holdings. Due to the fact that more than 50% of our voting power is effectively controlled by a non-U.S. entity, we will be required to operate in accordance with the terms and requirements of our Special Security Agreement, or SSA, with the DoD. If we were to violate the terms and requirements of our SSA, the National Industrial Security Program Operating Manual, or any other applicable U.S. Government industrial security regulations (which may apply to us under the terms of our classified contracts), we could lose our security clearance. We cannot give any assurance that we will be able to maintain our security clearance. If for some reason our security clearance is invalidated or terminated, we may not be able to continue to perform our present classified contracts and we would not be able to enter into new classified contracts, which could adversely affect our revenues.

We derive a significant portion of our revenues from direct and indirect sales outside the United States and are subject to the risks of doing business in foreign countries.

We derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the United States. In addition, for the twelve months ended December 31, 2007, direct sales to our non-U.S. customers accounted for approximately 11% of our combined revenues. We expect that our and our customers’ international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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

While these factors or the effect of these factors are difficult to predict, adverse developments of any one or more of these factors could materially adversely affect our business, financial condition and results of operations in the future.

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

This risk particularly applies to products such as the Boeing B787 for which we had delivered one production article as of December 31, 2007, and in respect of which our profitability at the contracted price depends on our being able to achieve production cost reductions as we gain production experience. Pricing for the initial configuration of the B787-8, the base model currently in production, is generally established through 2021, with prices decreasing as cumulative volume levels are achieved. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes. When we negotiated the B787-8 pricing, we assumed that our development of new technologies and capabilities would reduce our production costs over the life of the B787 program, thus maintaining or improving our margin on each B787 we produced. We cannot give any assurance that our development of new technologies or capabilities will be successful or that we will be able to reduce our B787 production costs over the life of the program. Our failure to reduce production costs as we have anticipated could result in decreasing margin on the B787 during the life of the program.

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

We face a class-action lawsuit which could potentially result in substantial costs, diversion of management’s attention and resources and negative publicity.

A lawsuit has been filed against Spirit, Onex, and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The Asset Purchase Agreement between Onex and Boeing requires Spirit to indemnify Boeing for its damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita which relate or allegedly relate to the involvement of, or consultation, with employees of Boeing in such employment decisions. The lawsuit could result in substantial costs, divert management’s attention and resources from our operations and negatively affect our public image and reputation. An unfavorable outcome or prolonged litigation related to these matters could materially harm our business.

We continue to rely on certain Boeing information systems.

Prior to the Boeing Acquisition, Boeing Wichita was a division of Boeing. Boeing Wichita relied on Boeing for many of its internal functions, including, without limitation, accounting and tax, payroll, technology support, benefit plan administration and human resources. Although we have replaced most of these services either through outsourcing or internal sources, Boeing continues to provide certain technology and systems support services to us under a Transition Services Agreement which we entered into at the time of the Boeing Acquisition. Although we have established a number of services covered by the Transition Services Agreement, we cannot assure you that we will be able to successfully implement, in a cost effective manner, our plan to replace the services that we continue to use and in particular, our Enterprise Resource Planning System, before the expiration of the Transition Services Agreement.

We do not own most of the intellectual property and tooling used in our business.

Our business depends on using certain intellectual property and tooling that we have rights to use under license grants from Boeing. These licenses contain restrictions on our use of Boeing intellectual property and tooling and may be terminated if we default under certain of these restrictions. Our loss of license rights to use Boeing intellectual property or tooling would materially adversely affect our business. In addition, we must honor our contractual commitments to our other customers related to intellectual property and comply with infringement laws in the use of intellectual property. In the event we obtain new business from new or existing customers, we will need to pay particular attention to these contractual commitments and any other restrictions on our use of intellectual property to make sure that we will not be using intellectual property improperly in the performance of such new business. In the event we use any such intellectual property improperly, we could be subject to an infringement claim by the owner or licensee of such intellectual property. See “Business — Our Relationship with Boeing — License of Intellectual Property.” In addition to the licenses with Boeing, Spirit licenses some of the intellectual property needed for performance under some of its supply contracts from its customers under those supply agreements.

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

We spent approximately $52.3 million on research and development during the twelve months ended December 31, 2007. Our significant expenditures on our research and development efforts may not create any new sales opportunities or increases in productivity that are commensurate with the level of resources invested.

We are in the process of developing specific technologies and capabilities in pursuit of new business and in anticipation of customers going forward with new programs. If any such programs do not go forward or are not successful, we may be unable to recover the costs incurred in anticipation of such programs and our profitability and revenues may be materially adversely affected.

Any future business combinations, acquisitions, mergers, or joint ventures will expose us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.

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

Onex Partners LP, Onex Corporation and their respective partners and affiliates that beneficially own our class B common stock, herein referred to collectively as the “Onex entities”, own 32,411,638 shares of our class B common stock. Our class A common stock has one vote per share, while our class B common stock has ten votes per share on all matters to be voted on by our stockholders. The Onex entities control approximately 73% of the combined voting power of our outstanding common stock. Accordingly, and for so long as the Onex entities continue to hold class B common stock that represents at least 10% of the total number of shares of common stock outstanding, Onex will exercise a controlling influence over our business and affairs and will have the power to determine all matters submitted to a vote of our stockholders, including the election of directors and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. Onex could cause corporate actions to be taken even if the interests of Onex conflict with the interests of our other stockholders.

This concentration of voting power could have the effect of deterring or preventing a change in control of Spirit that might otherwise be beneficial to our stockholders. Gerald W. Schwartz, the Chairman, President and Chief Executive Officer of Onex Corporation, owns shares representing a majority of the voting rights of the shares of Onex Corporation.

Our indebtedness could adversely affect our financial condition and our ability to operate our business.

As of December 31, 2007, we had total debt of approximately $595.0 million, including approximately $583.8 million of borrowings under our senior secured credit facility and approximately $11.2 million of capital lease obligations. In addition to our debt, as of December 31, 2007, we had $12.4 million of letters of credit and letters of guarantee outstanding. In addition, subject to restrictions in the credit agreement governing our senior secured credit facility, we may incur additional debt.

Our debt could have consequences, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions, debt-service requirements or other general corporate purposes may be impaired;

•	we must use a portion of our cash flow for payments on our debt, which will reduce the funds available to us for other purposes;

•	we are more vulnerable to economic downturns and adverse industry conditions and our flexibility to plan for, or react to, changes in our business or industry is more limited;

•	our ability to capitalize on business opportunities and to react to competitive pressures, as compared to our competitors, may be compromised due to our level of debt; and

•	our ability to borrow additional funds or to refinance debt may be limited.

In addition, if we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital. We cannot provide assurance that we could effect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from effecting certain or any of these alternatives.

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

We cannot provide assurance that such waivers, amendments or alternative financings could be obtained, or, if obtained, would be on terms acceptable to us.

In addition, the credit agreement governing our senior secured credit facility contains a covenant that requires us to maintain the ratio of our adjusted consolidated credit facility indebtedness to our EBITDA below specified levels. We may not be able to comply with this covenant.

If a breach of any covenant or restriction contained in our credit agreement governing our senior secured credit facility results in an event of default, the lenders thereunder could terminate their commitments to make loans to us and to provide letters of credit for our benefit. In addition, they could demand cash collateral to secure obligations under outstanding letters of credit and could accelerate all indebtedness under our senior secured credit facility. Such acceleration would result in some or all of the indebtedness under our secured senior credit facility being due and payable immediately, and may cause the acceleration of our indebtedness to other parties. In the event of an acceleration of any such indebtedness, we may not have or be able to obtain sufficient funds to make the required accelerated repayments, and we may not have sufficient capital to perform our obligations under our supply agreements.

We may sell more equity and reduce your ownership in Spirit Holdings.

Our business plan may require the investment of new capital, which we may raise by issuing additional equity (including equity interests which may have a preference over shares of our class A common stock) or additional debt (including debt securities and/or bank loans). However, this capital may not be available at all, or when needed, or upon terms and conditions favorable to us. The issuance of additional equity in Spirit Holdings may result in significant dilution of shares of our class A common stock. We may issue additional equity in connection with or to finance acquisitions. Further, our subsidiaries could issue securities in the future to persons or entities (including our affiliates) other than us or another subsidiary. This could materially adversely affect your investment in us because it would dilute your indirect ownership interest in our subsidiaries.

Spirit Holdings’ certificate of incorporation and by-laws and our supply agreements with Boeing contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of Spirit Holdings’ certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our current board of directors. These provisions include:

•	multi-vote shares of common stock, which are owned by the Onex entities and management stockholders;

•	advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	the authority of the board of directors to issue, without stockholder approval, up to 10 million shares of preferred stock with such terms as the board of directors may determine and an additional 59,716,618 shares of class A common stock (not including shares reserved for issuance upon conversion of outstanding shares of class B common stock) and an additional 112,409,676 shares of class B common stock (not including shares issued but subject to vesting requirements under our benefit plans).

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

Because the Onex entities own more than 50% of the combined voting power of our common stock, we are deemed a “controlled company” under the rules of the New York Stock Exchange, or NYSE. As a result, we qualify for, and intend to rely upon, the “controlled company” exception to the board of directors and committee composition requirements under the rules of the NYSE. Pursuant to this exception, we are exempt from rules that would otherwise require that Spirit Holdings’ board of directors be comprised of a majority of “independent directors” (as defined under the rules of the NYSE), and that Spirit Holdings’ compensation committee and corporate governance and nominating committee be comprised solely of “independent directors,” so long as the Onex entities continue to own more than 50% of the combined voting power of our common stock. Spirit Holdings’ board of directors consists of ten directors, five of whom qualify as “independent.” In addition, Spirit Holdings’ compensation and corporate governance and nominating committees are not comprised solely of “independent directors.” See “Management — Executive Officers and Directors” and “Committees of the Board of Directors.”

Our stock price may be volatile.

Price fluctuations in our class A common stock could result from general market and economic conditions and a variety of other factors, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in aerostructures pricing;

•	our competitors’ and customers’ announcements of significant contracts, acquisitions or strategic investments;

•	changes in our growth rates or our competitors’ and customers’ growth rates;

•	the timing or results of regulatory submissions or actions with respect to our business;

•	our inability to raise additional capital;

•	conditions of the aerostructure industry, in the financial markets, or economic conditions in general; and

•	changes in stock market analyst recommendations regarding our class A common stock, other comparable companies or the aerospace industry in general.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2007 are set forth below:

		Approximate
Location	Primary Use	Square Footage	Owned/Leased

United States
Wichita, Kansas	Primary Manufacturing	11.1 million	Owned*/Leased*
	Facility/Offices/Warehouse
Tulsa, Oklahoma	Manufacturing Facility	1.8 million	Leased
McAlester, Oklahoma	Manufacturing Facility	135,000	Owned
United Kingdom
Prestwick, Scotland	Manufacturing Facility	1.1 million	Owned
Samlesbury, England	Administrative Offices	15,919	Leased

*	A portion of the Wichita facility is owned and a portion is leased.

Our physical assets consist of 14.1 million square feet of building space located on 956 acres in five facilities. We produce our fuselages systems and propulsion systems from our primary manufacturing facility located in Wichita, Kansas and we produce wing systems in our manufacturing facilities in Tulsa, Oklahoma and Prestwick, Scotland. In addition to these three sites, we have a facility located in McAlester, Oklahoma dedicated to supplying the Wichita and Tulsa facilities, and office space in Samlesbury, England, where a number of Spirit Europe’s employees are located. The Wichita facilities are owned and leased, the Tulsa facility is leased from the city of Tulsa and the Tulsa Airports Improvement Trust, the Prestwick facility is owned, the McAlester facility is owned, and the Samlesbury facility is leased.

The Wichita facility, including the corporate offices, comprises 616 acres, 6.2 million square feet of manufacturing space, 1.4 million square feet of offices and laboratories for the engineering and design group and 3.5 million square feet for support functions and warehouses. A total of 629,000 square feet is currently vacant. The Wichita site has access to transportation by rail, road and air. For air cargo, the Wichita site has access to the runways of McConnell Air Force Base.

The Tulsa facility consists of 1.8 million square feet of building space set on 148 acres. The Tulsa plant is located five miles from an international shipping port and is located next to the Tulsa International Airport. The McAlester site, which manufactures parts and sub-assemblies primarily for the Tulsa facility, consists of 135,000 square feet of building space on 92 acres.

The Prestwick facility consists of 1.1 million square feet of building space, comprised of 0.7 million square feet of manufacturing space, 0.2 million square feet of office space, and 0.1 million square feet of support and warehouse space. This facility is set on 100 acres. The Prestwick plant is located on the west coast of Scotland, approximately 33 miles south of Glasgow, within close proximity to the motorway network that provides access between England and continental Europe. It is also easily accessible by air (at Prestwick International Airport) or by sea. We lease a portion of our Prestwick facility to the Regional Aircraft division of BAE Systems and certain other tenants.

The Wichita and Tulsa manufacturing facilities have significant scale to accommodate the very large structures that are manufactured there, including entire fuselages. The three U.S. facilities are in close proximity, with approximately 175 miles between Wichita and Tulsa and 90 miles between Tulsa and McAlester. Currently, the three U.S. facilities utilize approximately 93% of the available building space. The Prestwick manufacturing facility currently utilizes only 59% of the space; of the remaining space, 28% is leased and 13% is vacant. The Samlesbury office space is located in North Lancashire, England, approximately 195 miles south of Prestwick.

On November 22, 2007, we broke ground on a manufacturing plant in the Malaysia International Aerospace Center (MIAC) in Subang, Malaysia. The anticipated 242,000 square foot facility is expected to be fully operational in the first quarter of 2009.

Item 3.	Legal Proceedings

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse affect on the Company’s long-term financial position or liquidity. Consistent with the requirements of SFAS No. 5, Accounting for Contingencies, we had no accruals at December 31, 2007 or December 31, 2006 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

A lawsuit has been filed against Spirit, Onex, and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The Asset Purchase Agreement requires Spirit to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. The Company intends to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

In December 2005, a federal grand jury sitting in Topeka, Kansas issued subpoenas regarding the vapor degreasing equipment at our Wichita, Kansas facility. The government’s investigation appears to focus on whether the degreasers were operating within permit parameters and whether chemical wastes from the degreasers were disposed of properly. The subpoenas cover a time period both before and after our purchase of the Wichita, Kansas facility. Subpoenas were issued to Boeing, Spirit and individuals who were employed by Boeing prior to the Boeing Acquisition, but are now employed by us. We have responded to the subpoena and are continuing to provide additional information to the government as requested. We continue to cooperate with the government’s investigation. Therefore, at this time, we do not have enough information to make any predictions about the outcome of this matter. However, management believes that any outcome that does result from this matter will not have a material adverse effect on the Company’s financial position or liquidity.

Airbus filed oppositions to six European patents originally issued to or applied for by Boeing and acquired by Spirit in the Boeing Acquisition. Airbus claimed that the subject matter in these patents was not patentable because of a lack of novelty and a lack of inventive activity. For two of the patents, oral proceedings before a three panel board of the European Patent Office (EPO) were held in May 2005. In one case, the patent was maintained without amendments to the claims. On the second patent, the board accepted the claims with limitation and Spirit appealed. Airbus did not file an appeal in either of the adverse decisions. Therefore, for the first patent maintained without amendments, the opposition is complete, the patent is maintained as granted, and no further action will be taken. For the second patent wherein Spirit appealed the EPO’s Opposition Board’s findings, Spirit may now decide whether to continue the appeal or accept the claim limitations. For a third patent, oral proceedings were held on December 13, 2007. The Opposition Board accepted claim limitations, and therefore, the patent is maintained with limitations. Spirit is considering whether or not to appeal. For the final three oppositions, responses to the oppositions have been filed, but no date for oral proceedings has been set.

Spirit and Airbus recently entered into an agreement in December 2007, wherein Airbus agreed to withdraw all of its pending oppositions and Airbus subsequently proceeded to do so. The EPO now has the opportunity to decide whether it desires to continue the Oppositions for the final three patents for which oral proceedings have not been held. A decision from the EPO is expected within the coming months.

On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early April. Holdings, The Spirit AeroSystems Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical Professional Unit (SPEEA WTPU) employees and The Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) employees, along with the Boeing Company and Boeing retirement and health plan entities, were sued by 12 former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under ERISA and general contract law and purport to bring the case as a class action on behalf of similarly situated individuals. The putative sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55 and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities are that the Spirit plans wrongfully have failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” allegedly triggered by their separation from employment by Boeing and that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek certification of a class, declaration that they are entitled to the early retirement benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. At this time, the Company does not have enough information to make any predictions about the outcome of this matter. However, management believes that any outcome that does result from this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2007.

Executive Officers of the Registrant

Listed below are the names, ages, positions held, and biographies of all executive officers of Spirit AeroSystems. Executive officers hold office until their successors are elected or appointed, or until their death, retirement, resignation, or removal.

Jeffrey L. Turner, 56.  Mr. Turner has been the President and Chief Executive Officer of Spirit Holdings since June 2006 and became a director of Spirit Holdings on November 15, 2006. Since June 16, 2005, the date of the Boeing Acquisition, he has also served in such capacities for Spirit. Mr. Turner joined Boeing in 1973 and was appointed Vice President — General Manager in November 1995. Mr. Turner received his Bachelor of Science in Mathematics and Computer Science and his M.S. in Engineering Management Science, both from Wichita State University. He was selected as a Boeing Sloan Fellow to the Massachusetts Institute of Technology’s (MIT) Sloan School of Management where he earned a Master’s Degree in Management.

Ulrich (Rick) Schmidt, 58.  Mr. Schmidt has been the Executive Vice President, Chief Financial Officer of Spirit Holdings since June 2006 and was Treasurer of Spirit Holdings from June 2006 through January 2007. He has also served in such capacities for Spirit since August 2005. Previously, Mr. Schmidt was the Executive Vice

President and Chief Financial Officer of the Goodrich Corporation from October 2000 until August 2005. Mr. Schmidt received his Bachelor of Arts and Masters of Business from Michigan State University.

Ronald C. Brunton, 60.  Mr. Brunton became the Executive Vice President and Chief Operating Officer of Spirit Holdings on November 15, 2006. Since the date of the Boeing Acquisition, he has served in this capacity for Spirit. Mr. Brunton joined Boeing in 1983 and was appointed Vice President of Manufacturing in December 2000. Mr. Brunton received his Bachelor of Science in Mechanical Engineering and equivalent undergraduate degree in Business from Wichita State University.

H. David Walker, 56.  Mr. Walker became the Senior Vice President of Sales/Marketing of Spirit Holdings on November 15, 2006. Mr. Walker joined Spirit in September 2005 in these same capacities. From 2003 through September 2005, Mr. Walker was a Vice President of Vought Aircraft Industries. Mr. Walker served as the Vice President/General Manager of The Aerostructures Corp. from 2002 until 2003 and served as Vice President of Programs and Marketing from 1997 through 2002. Mr. Walker received his BEME and MSME from Vanderbilt University.

Gloria Farha Flentje, 64.  Ms. Flentje became the Vice President, General Counsel and Secretary of Spirit Holdings on November 15, 2006, and became Senior Vice President of Administration and Human Resources on August 14, 2007. Prior to the Boeing Acquisition, she worked for Boeing as Chief Legal Counsel for five years. Prior to joining Boeing, she was a partner in the Wichita, Kansas law firm of Foulston & Siefkin, L.L.P., where she represented numerous clients, including Boeing, on employment and labor matters and school law issues. Ms. Flentje graduated from the University of Kansas with a Bachelor of Arts in Mathematics and International Relations. She received her J.D. from Southern Illinois University.

John Lewelling, 47.  Mr. Lewelling became the Senior Vice President, Strategy and Information Technology of Spirit Holdings on November 15, 2006. Since February 2006, he has served in this capacity for Spirit. Prior to joining Spirit, Mr. Lewelling was the Chief Operating Officer of GVW Holdings from 2004 to 2006. Mr. Lewelling was a Managing Director with AlixPartners from 2002 to 2003. Prior to that, he was a Partner with AT Kearney from 1999 to 2002. Mr. Lewelling received his Bachelor of Science degree in Materials and Logistics Management with a dual focus in Industrial Engineering and Business from Michigan State University.

Richard Buchanan, 57.  Mr. Buchanan became the Vice President/General Manager of Fuselage Structures/Systems Business Unit of Spirit Holdings in July of 2005. Since the date of the Boeing Acquisition, he has served in this capacity for Spirit. Prior to the Boeing Acquisition, he was employed by Boeing for more than 25 years, all of which were spent at Boeing Wichita, except for one and one-half years in Everett, Washington as Fuselage Leader for the 787. During his tenure with Boeing, Mr. Buchanan held the positions of Director for Sub-Assembly/Lot Time, Director for Light Structures, and the Director and Leader of B737 Structures Value Chain. Mr. Buchanan is a graduate of Friends University with a Bachelor of Science degree in Human Resource Management.

Michael G. King, 52.  Mr. King became the Vice President/General Manager of the Propulsion Structures and Systems Business Unit of Spirit Holdings on November 15, 2006. Since the date of the Boeing Acquisition, he has served in this capacity for Spirit. Prior to the Boeing Acquisition, Mr. King worked for Boeing for 24 years, from 1980 until 2005. In 1990, Mr. King was assigned to the Sub-Assembly/Lot Time Manufacturing Business Unit at Boeing, responsible for lot time production activities. From 1996 until 2002, he worked at Boeing’s Machining Fabrication Manufacturing Business Unit with responsibility for production of complex machined detail parts and assemblies for all commercial airplane models. In 2002, Mr. King became the Director of the Strut, Nacelle and Composite Responsibility Center at Boeing. Mr. King earned an Associate of Arts degree from Butler County Community College. He completed his Bachelor of Science in Manufacturing Technology at Southwestern College and received a Mini-MBA from Wichita State University. Mr. King also completed the Duke University Executive Management Program in 2002.

Neil McManus, 42.  Mr. McManus is the Vice President and Managing Director of Spirit AeroSystems (Europe) Limited. Since the date of the BAE Systems Aerostructures Acquisition, he has served in that capacity for Spirit Europe. Mr. McManus joined BAE Systems Aerostructures in 1986 and was appointed Managing Director — Aerostructures in January 2003. Mr. McManus was educated at Loughborough University of Science and

Technology, where he received his Bachelor of Science Honors Degree in Engineering Manufacturing and a diploma in Industrial Studies.

Donald R. Carlisle, 54.  Mr. Carlisle became the Vice President/General Manager of the AeroStructures Business Unit of Spirit Holdings on November 15, 2006. Since the date of the Boeing Acquisition, he has served in this capacity for Spirit and is responsible for the design and manufacture of major aerostructure products for commercial and military aerospace programs. Mr. Carlisle served as Managing Director of Boeing’s Tulsa and McAlester, Oklahoma plants from 2002 until the Boeing Acquisition. Prior to that assignment, he was Managing Director of Boeing’s Tulsa Division with responsibility for plants in Tennessee, Arkansas and Oklahoma. Mr. Carlisle has over 30 years of leadership experience in a wide range of aerospace business assignments with Cessna, Martin Marietta, Rockwell International and Boeing, including production engineering, operations, product and business development, program management and sales and marketing for both government and commercial programs.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our class A common stock has been quoted on The New York Stock Exchange under the symbol “SPR” since November 21, 2006. Prior to that time, there was no public market for our stock. As of February 15, 2008, there were approximately 45 holders of record of class A common stock. However, we believe that many additional holders of our class A common stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names. The closing price on February 15, 2008 was $27.51 per share as reported by The New York Stock Exchange.

As of February 15, 2008, there were approximately 221 holders of record of class B common stock. Our class B common stock is neither listed nor publicly traded.

The following table sets forth for the indicated period the high and low sales price for our class A common stock on The New York Stock Exchange.

	2007		2006(1)
Fiscal Quarter	High	Low	High	Low

1st	$32.61	$27.45	$—	$—
2nd	$38.10	$31.16	$—	$—
3rd	$41.72	$30.40	$—	$—
4th	$38.94	$32.05	$33.65	$27.48

(1)	From IPO date of November 21, 2006 through December 31, 2006.

Dividend Policy

We did not pay any cash dividends in 2005, 2006, or 2007 and we currently do not intend to pay cash dividends and, under conditions in which our cash is below specific levels, are prohibited from doing so under credit agreements governing our credit facilities. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents restricted shares outstanding under the 2005 Executive Incentive Plan, the 2005 Board of Directors Plan, and the 2006 Short-term and Long-term Incentive plans as of December 31, 2007.

Equity Compensation Plan Information

Number of Securities
Remaining Available
	Number of Securities		for Future Issuances
	to be Issued	Weighted-Average	Under the Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
	(a)	(b)	(c)

Restricted Stock Awards
Equity compensation plans approved by security holders(1)	2,762,879	$—	7,516,626
Equity compensation plans not approved by security holders(2)	—	$—	—
Total	2,762,879	$—	7,516,626

(1)	Approved by previous security holders in place before our initial public offering.

(2)	Our equity incentive plans provide for the issuance of incentive awards to officers, directors, employees and consultants in the form of stock appreciation rights, restricted stock and deferred stock, in lieu of cash compensation.

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

On February 17, 2006, Spirit Holdings granted a total of 390,393 shares of class B common stock to members of senior management pursuant to Spirit Holdings’ Short-Term Incentive Plan. Such grants did not constitute sales of securities under the Securities Act.

On February 17, 2006, Spirit Holdings granted a total of 74,550 shares of class B common stock to a member of senior management pursuant to Spirit Holdings’ Long-Term Incentive Plan. Such grant did not constitute a sale of securities under the Securities Act.

In July 2006, Spirit Holdings issued an aggregate of 79,047 shares of class B common stock for an aggregate purchase price of $606,027 to members of senior management pursuant to Spirit Holdings’ Executive Incentive Plan and in reliance upon the exemption provided by Rule 701 of the Securities Act.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following table sets forth our selected consolidated financial data for each of the periods indicated. The periods prior to and including June 16, 2005 reflect data of the Wichita Division of Boeing Commercial Airplanes (“Predecessor”) for financial accounting purposes. The periods beginning June 17, 2005 reflect our financial data after the Boeing Acquisition. Financial data for the year ended December 31, 2003 (Predecessor), the year ended December 31, 2004 (Predecessor), and the period from January 1, 2005 through June 16, 2005 (Predecessor), the period from June 17, 2005 through December 29, 2005 (Spirit Holdings) and the twelve month periods ended December 31, 2006 and December 31, 2007 (Spirit Holdings) are derived from the audited consolidated financial statements of Predecessor or the audited consolidated financial statements of Spirit Holdings, as applicable. The audited consolidated financial statements for the period from January 1, 2005 through June 16, 2005 (Predecessor), and the period from June 17, 2005 through December 29, 2005 (Spirit Holdings) and the years ended December 31, 2006 and December 31, 2007 (Spirit Holdings) are included in this Annual Report. You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined and consolidated financial statements and related notes contained elsewhere in this Annual Report.

	Spirit Holdings			Predecessor
			Period	Period
			from	from
			June 17,	January 1,
			2005	2005
	Twelve Months Ended		through	through	Fiscal Year Ended
	December 31,	December 31,	December 29,	June 16,	December 31,	December 31,
	2007	2006	2005	2005	2004	2003
	(Dollars in millions, except per share data)
Statement of Income Data:
Net revenues	$3,860.8	$3,207.7	$1,207.6	N/A	N/A	N/A
Cost of sales(1)	3,197.2	2,934.3	1,056.4	$1,163.9	$2,074.3	$2,063.9
Selling, general and administrative expenses(2)	192.1	225.0	140.7	79.7	155.1	116.7
Research and development	52.3	104.7	78.3	11.0	18.1	17.3
Special charge(3)	—	—	—	—	—	10.3

Operating income (loss)	419.2	(56.3)	(67.8)	N/A	N/A	N/A
Interest expense and financing fee amortization(4)	(36.8)	(50.1)	(25.5)	N/A	N/A	N/A
Interest income	29.0	29.0	15.4	—	—	—
Other income, net	8.4	5.9	1.3	N/A	N/A	N/A

Income (loss) before benefits from income taxes	419.8	(71.5)	(76.6)	N/A	N/A	N/A
Income tax benefit (provision)(5)	(122.9)	88.3	(13.7)	N/A	N/A	N/A

Net income (loss)	$296.9	$16.8	$(90.3)	N/A	N/A	N/A

Net income (loss) per share, basic	$2.21	$0.15	$(0.80)	N/A	N/A	N/A
Shares used in per share calculation, basic	134.5	115.6	113.5	N/A	N/A	N/A
Net income (loss) per share, diluted	$2.13	$0.14	$(0.80)	N/A	N/A	N/A
Shares used in per share calculation, diluted	139.3	122.0	113.5	N/A	N/A	N/A

	Spirit Holdings			Predecessor
			Period	Period
			from	from
			June 17,	January 1,
			2005	2005
	Twelve Months Ended		through	through	Fiscal Year Ended
	December 31,	December 31,	December 29,	June 16,	December 31,	December 31,
	2007	2006	2005	2005	2004	2003
	(Dollars in millions)
Other Financial Data:
Cash flow provided by (used in) operating activities	$180.1	$273.6	$223.8	$(1,177.8)	$(2,164.9)	$(2,081.8)
Cash flow (used in) investing activities	$(239.1)	$(473.6)	$(1,030.3)	$(48.2)	$(54.4)	$(43.3)
Cash flow provided by financing activities	$8.3	$140.9	$1,047.8	N/A	N/A	N/A
Capital expenditures	$(288.2)	$(343.2)	$(144.6)	$(48.2)	$(54.4)	$(43.3)
Consolidated Balance Sheet Data:
Cash and cash equivalents(6)	$133.4	$184.3	$241.3	$0.8	$3.0	$3.6
Accounts receivable, net	$159.9	$200.2	$98.8	$0.4	$2.0	$2.0
Inventories, net	$1,342.6	$882.2	$510.7	$487.6	$524.6	$529.4
Property, plant & equipment, net	$963.8	$773.8	$518.8	$528.4	$511.0	$555.3
Total assets	$3,339.9	$2,722.2	$1,656.6	$1,020.4	$1,043.6	$1,093.3
Total debt	$595.0	$618.2	$721.6	N/A	N/A	N/A
Long-term debt	$579.0	$594.3	$710.0	N/A	N/A	N/A
Shareholders’ equity	$1,266.6	$859.0	$325.8	N/A	N/A	N/A

(1)	Included in 2006 cost of sales are non-recurring charges of $321.9 million for the Union Equity Participation Plan.

(2)	Includes non-cash stock compensation expenses of $32.6 million, $56.6 million, $34.7 million, $22.1 million, $23.3 million, and $12.9 million for the respective periods starting with the twelve months ended December 31, 2007. Also included in 2007 are $4.9 million of costs associated with evaluation of Airbus’ European manufacturing sites in 2007. Included in 2006 are $8.3 million of IPO related charges.

(3)	In 2003, a charge was allocable to Boeing Wichita in connection with the close-out of the Boeing B757 program.

(4)	Included in 2006 interest expense and financing fee amortization are expenses related to the IPO of $3.7 million.

(5)	Included in the 2006 income tax benefit is a $40.1 million federal and a $4.0 million state tax valuation allowance reversal totaling $44.1 million.

(6)	Prior to the Boeing Acquisition, the Predecessor was part of Boeing’s cash management system, and consequently, had no separate cash balance. Therefore, at June 16, 2005, December 31, 2004, and December 31, 2003, the Predecessor had negligible cash on the balance sheet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Events

Boeing B787-8 Announcement.  On January 16, 2008, The Boeing Company announced an additional three month schedule shift of the first flight and initial delivery under the B787 program. The initial deliveries were rescheduled for early 2009 rather than late 2008.

Under our current contractual arrangement with Boeing, we will not receive payment for B787-8 ship sets delivered to Boeing prior to certification and the earlier of Boeing’s delivery of the aircraft to the customer or the passage of twenty-four months from our ship set delivery to Boeing. Our original estimate of the impact of this arrangement to working capital, which is calculated as the net of production inventory, engineering costs capitalized into inventory, accounts receivable and accounts payable, was $300 million to $550 million between December 31, 2006 and May 2008 when the B787-8 was originally scheduled for certification and delivery. With certification and delivery of the B787-8 now scheduled for early 2009, we now estimate the impact of the arrangement on working capital to be a maximum of an additional $450 million, which increases the range of working capital impact from the B787-8 to between $750 million and $1.0 billion. Discussions between Spirit and Boeing regarding our additional working capital requirements resulting from the impact of 787 schedule shifts to Spirit’s 2008 cash flow are continuing. We are also evaluating alternatives for securing additional financing to meet potential liquidity needs. See “Liquidity and Capital Resources” for a full discussion of our liquidity.

Overview

We are the largest independent original parts designer and manufacturer of aerostructures in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial, military and business jet aircraft. We derive our revenues primarily through long-term supply agreements with Boeing and Airbus. For the twelve months ended December 31, 2007, we generated net revenues of $3,860.8 million and net income of $296.9 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid and rear fuselage sections, (2) Propulsion Systems, which include nacelles, struts/pylons and engine structural components and (3) Wing Systems, which include facilities in Tulsa and McAlester, Oklahoma and Prestwick, Scotland that manufacture wings, wing components, flight control surfaces, and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services and sales of natural gas through a tenancy-in-common with other Wichita companies. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 46%, 28%, 25% and 1%, respectively, of our revenues for the twelve months ended December 31, 2007.

Market Trends

The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. The commercial airline industry is impacted by the strength of the global economy and geo-political events around the world. In the last two years, both U.S. and foreign air carriers have returned to profitability despite high fuel prices. Healthy increases in global revenue passenger miles (RPMs) have been driven by increasing business and recreational travel demands within the established U.S. and European markets, and continuing deregulation and economic growth stimulating traffic in Asia and the Middle East. Near-term challenges include high fuel prices (possibly leading to higher fares), and the continuing turmoil in global credit markets

(possibly leading to widespread economic slowdown, restricted discretionary spending, and a slowdown in air traffic). Possible exogenous shocks such as expanding conflicts in the Middle East, renewed terrorist attacks against the industry, or pandemic health crises have the potential to cause precipitous declines in air traffic.

In 2005, Boeing and Airbus experienced record aggregate annual airplane orders, followed in 2006 with aggregate annual order totals that, at the time, were the second highest ever. This was followed by a new historical high for aggregate annual airplane orders in 2007. As reported by Boeing and Airbus, the December 31, 2007 combined backlog totaled 6,848 commercial aircraft, which grew from a backlog of 4,985 as of December 31, 2006. The current backlog represents approximately 7.7 years of commercial production at 2007 delivery rates. Many industry experts believe that annual commercial orders will continue to exceed industry output in 2008, though orders are not expected to approach the record levels of 2005 to 2007. The extensive backlog has resulted in increased delivery forecasts from both Boeing and Airbus for 2008. The following table sets forth the historical deliveries of Boeing and Airbus for 2002 through 2007, and their announced delivery expectations for 2008.

	2002	2003	2004	2005	2006	2007	2008(1)

Boeing	381	281	285	290	398	441	>475
Airbus	303	305	320	378	434	453	>470

Total	684	586	605	668	832	894	>945

(1)	Boeing has announced 2008 deliveries to be between 475-480. Airbus deliveries of >470 are based on Airbus delivery forecasts.

Although the commercial aerospace industry is currently experiencing a period of increasing production, our business could be adversely affected by significant changes in the U.S. or global economy. Historically, aircraft travel correlates to economic conditions. Weakening economies can lead to a reduction in airline traffic and resultant decreases in new orders, or even cancellations of existing orders. Part of our strategy during this upturn is to work on diversifying our customer base and reducing our fixed to variable cost ratio so we have downside protection in the cyclical civil aerospace market.

2008 Outlook

We expect the following results, or ranges of results, for the year ending December 31, 2008:

	2008 Outlook	2007 Actuals

Revenues	~$4.7 billion	$3.9 billion
Earnings per share, diluted	$2.30-2.40 per share	$2.13 per share
Effective tax rate	33%-34%	29.3%

Our 2008 outlook is based on the following market assumptions:

•	We expect our 2008 revenues to be approximately $4.7 billion, or 21% higher than 2007 revenues. The 2008 revenue projection is based on previously issued 2008 Boeing and Airbus delivery guidance of 475-480 aircraft and approximately 470 aircraft, respectively. Our revenue guidance for 2008 assumes delivery of approximately forty-five 787 ship sets from Spirit to Boeing. On January 16, 2008, Boeing announced an additional three month schedule shift in first flight and first delivery on the 787 program. Presently, we are jointly assessing with Boeing the impact of this announcement on our 2008 deliveries to them. A reduction in our 2008 787 ship set deliveries would likely result in lower than forecasted revenues and earnings for the year. Major focus areas for us on the 787 program continue to be solidifying the supply base, accommodating engineering changes, and timely receipt of systems and wiring for installation.

•	Assuming a $4.7 billion revenue base, earnings per share for 2008 are expected to be between $2.30 and $2.40 per share as increased volumes on large commercial aircraft programs and improved operating efficiencies increase profitability.

•	Discussions between Spirit and Boeing concerning 787 schedule shift impacts to our 2008 cash flow are continuing. We expect to provide cash flow guidance upon completion of these discussions. We are also evaluating alternatives for securing additional financing to meet potential liquidity needs. See “Liquidity and Capital Resources” for a full discussion of our liquidity.

•	Effective December 31, 2007, the U.S. research tax credit expired. While there has been activity to retroactively extend the research credit, a bill has not been signed into law. If a retroactive extension of the credit is not signed into law, there could be an unfavorable impact on our 2008 effective income tax rate. The impact of the U.S. research tax credit reduced the 2007 effective income tax rate by 1.4%.

The Boeing Acquisition and Related Transactions

In December 2004 and February 2005, an investor group led by Onex Partners LP and Onex Corporation formed the companies of Spirit and Spirit Holdings, respectively, for the purpose of acquiring Boeing Wichita. On June 16, 2005, Spirit acquired Boeing Wichita for a cash purchase price of approximately $903.9 million and the assumption of certain liabilities, pursuant to the Asset Purchase Agreement. Based on final working capital and other factors specified in the Asset Purchase Agreement, a purchase price adjustment of $19.0 million was paid to Spirit in the fourth quarter of 2005. The acquisition was financed through borrowings of a $700.0 million Term Loan B under our senior secured credit facilities and an equity investment of $375.0 million. Proceeds from the Term Loan B were used to consummate the Boeing Acquisition and pay fees and expenses incurred in connection therewith and for working capital. Our senior secured credit facilities also included a $175.0 million revolving credit facility (which has since been increased to $400.0 million), none of which was borrowed at the closing date of the Boeing Acquisition and $0.3 million of which is outstanding in the form of letters of credit (which has since increased to $12.4 million). In connection with the Boeing Acquisition, Boeing is required to make payments to Spirit in amounts of $45.5 million in 2007 (all of which was paid), $116.1 million in 2008 and $115.4 million in 2009, in payment for various tooling and capital assets built or purchased by Spirit. These amounts are included at their net present value within current and non-current assets in the consolidated balance sheet. Spirit will retain unimpeded usage rights and custody of these assets for their remaining useful lives without compensation to Boeing. Boeing also contributed $30.0 million to us to partially offset our costs to transition to a stand-alone company. The fair value of the various assets acquired and liabilities assumed were determined by management based on valuations performed by an independent third party. The fair value of the net assets acquired exceeded the total consideration for the acquisition by approximately $739.1 million. The excess (negative goodwill) was allocated on a pro rata basis to long-lived assets.

In connection with the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing’s exclusive supplier for substantially all of the products and services that Boeing Wichita provided to Boeing prior to the Boeing Acquisition. The supply contract is a requirements contract covering certain products such as fuselages, struts, wing components and nacelles for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models. Pricing for existing products is contractually set through May 2013, with average prices decreasing at higher volume levels and increasing at lower volume levels. We also entered into a long-term supply agreement for Boeing’s new B787 platform covering the life of this platform, including commercial derivatives. Under this contract, we will be Boeing’s exclusive supplier for the forward fuselage, fixed and moveable leading wing edges and engine pylons for the B787. Pricing for the initial configuration of the B787-8 model is generally set through 2021, with prices decreasing as cumulative production volume levels are achieved. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes, including design changes from the contract configuration baseline. We are currently in negotiations with Boeing on pricing for certain changes. The parties have agreed to negotiate in good faith the prices for future commercial derivatives, such as the B787-3 and the B787-9, based on principles consistent with the B787 Supply Agreement terms as they relate to the B787-8 model.

Union Equity Participation Plan Compensation Expense

Pursuant to our Union Equity Participation Plan (UEP) we were obligated to pay benefits tied to the value of our class B common stock for the benefit of certain employees represented by the IAM, IBEW and UAW upon the consummation of our initial public offering. The benefits were to be paid, at our option, in the form of cash and/or future issuance of shares of our class A common stock, valued at the initial public offering price. The Company expensed $321.9 million and $1.2 million related to the Union Equity Participation Plan for the year ended December 31, 2006 and the quarter ended March 29, 2007, respectively. We paid approximately 39.0% of the total benefit in shares of class A common stock, through the issuance of 4,812,344 shares in March 2007. The portion of the benefit that was paid in stock was accounted for as an equity based plan under SFAS 123(R), Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment. This treatment resulted in a $125.7 million increase and a $0.7 million decrease to additional paid-in capital on our consolidated balance sheet as of December 31, 2006 and March 29, 2007, respectively. The decrease as of March 29, 2007, resulted from the payment of cash in lieu of shares to employees whose employment terminated prior to March 15, 2007. The remainder of the benefit was paid in cash using $149.3 million of the proceeds of the initial public offering and $48.5 million from available cash.

Basis of Presentation

Since the Boeing Acquisition was effective on June 17, 2005, the financial statements and subsidiary detail for prior periods relate to our predecessor, the Wichita Division of Boeing Commercial Airplanes (BCA), which we refer to as Boeing Wichita or the Predecessor, and are presented on a carve-out basis. As a result, we believe that the financial statements for the Predecessor are not comparable to the financial statements for Spirit Holdings for periods following the Boeing Acquisition, as described under the heading “— Pre-Boeing Acquisition Results are Not Comparable to Post-Boeing Acquisition Results.”

Prior to the Boeing Acquisition.  Prior to the completion of the Boeing Acquisition, the Predecessor was a division of Boeing and was not a separate legal entity. Historically, the Predecessor functioned as an internal supplier of parts and assemblies to Boeing aircraft programs and had very few sales to third parties. It operated as a cost center within Boeing, meaning that it recognized its cost of products manufactured for BCA programs, but did not recognize any corresponding revenues for those products. No intra-company pricing was established for the parts and assemblies that the Predecessor supplied to Boeing. Revenues from sales to third parties were insignificant, consisting of less than $100,000 in each of 2003 and 2004, and in the period from January 1, 2005 through the closing date of the Boeing Acquisition. As a cost center, the division operated under intra-company arrangements with Boeing, with all transactions with Boeing conducted on a non-cash basis. The Predecessor accumulated incurred costs and assigned a per-finished item value to the airplane programs as completed items were delivered to Boeing’s Puget Sound facilities for final assembly.

Certain amounts included in the Predecessor’s financial statements have been allocated from BCA and/or Boeing. Spirit believes that these allocations are reasonable, but not necessarily indicative of costs that would have been incurred by Boeing Wichita had it operated as a stand-alone business for the same periods.

Statements of cash flows have not been presented for the Predecessor because it did not maintain cash accounts and participated in Boeing’s centralized cash management systems with Boeing funding all of its cash requirements.

The Predecessor’s financial statements include both the Wichita and Tulsa/McAlester sites. All intercompany balances and transactions involving the consolidating entities have been eliminated in consolidation.

Post Boeing Acquisition.  Since the Boeing Acquisition, Spirit has operated as a stand-alone entity with its own accounting records. The consolidated financial statements for the period from June 17, 2005 through December 29, 2005 and the consolidated financial statements for the years ended December 31, 2006 and December 31, 2007, include Spirit Holdings, Spirit and its other subsidiaries in accordance with Accounting Research Bulletin No. 51, SFAS No. 94 and Financial Accounting Standards Board, or FASB, Interpretation No. 46(R). All intercompany balances and transactions have been eliminated in consolidation.

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

The following are our most critical accounting policies, which are those that require management’s most subjective and complex judgments, requiring the use of estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

Revenues and Profit Recognition

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

Estimates of revenues and costs for our contracts span a period of multiple years and are based on a substantial number of underlying assumptions. We believe that the underlying assumptions are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the revenue and cost streams can be significant if the assumptions change.

For revenues not recognized under the contract method of accounting, we recognize revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Revenues earned from providing maintenance service are recognized when the service is complete. Revenues from non-recurring design work are recognized based on substantive milestones that are indicative of our progress toward completion.

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

Inventory

Raw materials are stated at the lower of cost (on an actual or average cost basis) or market which is consistent with the Predecessor’s valuation of raw materials. Inventory costs relating to long-term contracts are stated at the actual production costs, including manufacturing and engineering overhead incurred to date, reduced by amounts associated with revenues recognized on units delivered.

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

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. The effect of changes in tax rates is recognized in the period during which the rate change occurs.

We record an income tax expense or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The final tax outcome for these matters may be different than management’s original estimates made in determining the income tax provision. A change to these estimates could impact the effective tax rate and net income or loss in subsequent periods. We use the flow-through accounting method for investment tax credits. Under this method, investment tax credits reduce income tax expense.

No income taxes were identified or allocated to the Predecessor. All income taxes were recorded at the Boeing corporate level.

Pensions and Other Post-Retirement Benefits

We account for pensions and other post-retirement benefits in accordance with SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Employers’ Accounting for Post-retirement Benefits Other Than Pensions, both as modified by SFAS 132(R), Employers’ Disclosures about Pensions and Other Post-retirement Benefits (As Amended) and SFAS 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans. The Financial Accounting Standards Board issued and we adopted SFAS 158 during 2006, which requires companies to reflect the funded status for each of their defined benefit and post-retirement plans on the balance sheet. In 2007 and 2006 we used November 30 as our measurement date. Beginning in 2008, we are required to use December 31 as our measurement date.

Assumptions used in determining the benefit obligations and the annual expense for our pension and post-retirement benefits other than pensions are evaluated and established in conjunction with an independent actuary.

We set the discount rate assumption annually for each of our retirement-related benefit plans as of the measurement date, based on a review of projected cash flows and long-term high-quality corporate bond yield curves. The discount rate determined on each measurement date is used to calculate the benefit obligation as of that date, and is also used to calculate the net periodic benefit expense (income) for the upcoming plan year.

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

The Predecessor participated in various pension and post-retirement plans sponsored by Boeing which covered substantially all of its employees. The costs of such plans were not discretely identifiable to the Predecessor, but were allocated by Boeing to the Predecessor and included in the cost of products transferred. The assets and obligations under these plans were also not discretely identified to the Predecessor.

Stock Compensation Plans

At inception, we adopted SFAS No. 123(R), which generally requires companies to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period or immediately if there is no service period or other performance requirements. Stock-based compensation represents a significant accounting policy of ours which is further described in Note 2 within the notes to our consolidated financial statements included in this Annual Report.

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

In connection with the Boeing Acquisition, Boeing agreed to make non-interest bearing payments to Spirit in amounts of $45.5 million in 2007 (all of which was paid), $116.1 million in 2008 and $115.4 million in 2009, in payment for various tooling and capital assets built or purchased by Spirit. Spirit will retain usage rights and custody of the assets for their remaining useful lives without compensation to Boeing. Since Spirit retains the risks and rewards of ownership to such assets, Spirit recorded such amounts as consideration to be returned from Boeing at a net present value of approximately $202.8 million. The initial amount accretes as interest income until payments occur and are recorded as a component of other assets. The accretion of interest income was approximately $21.1 million, $22.0 million and $9.7 million in the twelve months of 2007, 2006 and in fiscal 2005, respectively.

In connection with the Boeing Acquisition, Boeing also made payments to Spirit totaling $30.0 million through June 2006 for Spirit’s costs of transition to a newly formed enterprise. Since Spirit had no obligations under this arrangement, such amounts were recorded as consideration to be returned from Boeing. These payments were not discounted as they were realized within one year of closing.

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

(Dollars in millions)

Cash payment to BAE Systems	$139.1
Direct costs of the acquisition	3.6
Working capital settlement	3.0

Total consideration	$145.7

The fair value of the various assets acquired and liabilities assumed was determined by management based on valuations performed by an independent third party. The total consideration exceeded the fair value of the net assets acquired by approximately $7.9 million, resulting in goodwill. The purchase price was allocated as follows:

Book value
April 1, 2006
(Dollars in millions)

Cash	$0.3
Accounts receivable	64.3
Inventory	44.2
Other current assets	—
Property, plant and equipment	88.0
Intangible assets	30.1
Goodwill	7.9
Currency hedge assets	11.1
Accounts payable and accrued liabilities	(67.0)
Pension liabilities	(19.1)
Other liabilities	(12.4)
Currency hedge liabilities	(1.7)

Net assets acquired	$145.7

New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes which is an interpretation of FASB Statement 109, Accounting for Income Taxes. Interpretation No. 48, effective for fiscal years beginning after December 15, 2006, requires management to perform a two-step evaluation for all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. This interpretation provides management with a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements tax positions that the Company has taken or expects to take on its income tax returns. We adopted the provisions of Interpretation No. 48 on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

In accordance with Interpretation No. 48, the Company recognizes the financial statement impact of a tax position only after determining that, based on its technical merits, the relevant tax authority would more likely than not sustain the position upon audit. For tax positions meeting the “more likely than not threshold”, the amount recognized in the financial statements is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date and for the year ended December 31, 2007, Interpretation No. 48 has been applied to all tax positions as the statute of limitations has not expired for any of the Company’s tax years. As a result of the implementation of Interpretation No. 48, the Company did not incur any change in the liability for unrecognized tax benefits.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. It is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of SFAS 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. On November 14, 2007, the FASB granted a one year deferral for non-financial assets and liabilities to comply with SFAS 157. The rule’s scheduled effective date for financial assets, November 15, remains intact. The adoption of SFAS 157 is not expected to materially affect our financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which allows for the option to measure financial instruments, warranties, and insurance contracts at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. It is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We do not presently have any financial assets or liabilities that we would elect to measure at fair value. The adoption of SFAS 157 is not expected to materially affect our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS No. 141. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and any goodwill acquired to be measured at their fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations completed subsequent to that adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the application of SFAS 160 to have a material impact on our financial position or results of operations.

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

Other than the above changes associated with the transition of Boeing Wichita to a stand-alone business, there have been no significant changes in our critical accounting policies during the periods presented.

Results of Operations

A ship set is a full set of components produced by us for one airplane, and may include fuselage components, wing systems and propulsion systems. For purposes of measuring production or deliveries for Boeing aircraft in a given period, the term “ship set” refers to sets of structural fuselage components produced or delivered in such period. For purposes of measuring production or deliveries for Airbus aircraft in a given period, the term “ship set” refers to sets of wing components produced or delivered in such period. Other components which are part of the same aircraft ship sets could be produced or shipped in earlier or later accounting periods than the components used to measure production or deliveries, which may result in slight variations in production or delivery quantities of the various ship set components in any given period. The Predecessor’s results were driven primarily by Boeing’s commercial airplane demand and the resulting production volume.

For the twelve months ended December 29, 2005, combined deliveries by Spirit and the Predecessor were 308 ship sets. As a stand-alone company, including Spirit Europe deliveries, Spirit delivered 761 ship sets in the twelve months ended December 31, 2006 (which includes nine months of Spirit Europe) and 963 ship sets in the twelve months ended December 31, 2007, an increase of 202 ship sets over the prior year.

Deliveries for the B737 increased from 233 ship sets in 2005 to 302 in 2006 and 331 in 2007. Deliveries for the B777 increased from 49 ship sets delivered in 2005 to 65 in 2006 and 83 in 2007. B747 and B767 production remained at comparatively low levels during fiscal periods 2005 and 2006, but the B747 did see a modest increase in 2007. In the twelve months ended December 31, 2007, we delivered 3 test units (2 fatigue and 1 static) and 1 production unit for the B787.

Period costs include expenses such as SG&A and research and development that are charged directly to expense and not capitalized in inventory as a cost of production.

Our higher period costs for the post-Boeing Acquisition periods reflect new functions required to establish a stand-alone business, accounting reclassifications and nonrecurring transition costs of $35.8 million in 2005, $27.5 million in 2006 and $10.3 million in 2007.

The following table sets forth, for the periods indicated, certain of our operating data:

	Spirit Holdings			Predecessor
			Period	Period
			from	from
	Twelve	Twelve	June 17,	January 1,
	Months	Months	2005	2005
	Ended	Ended	through	through
	December 31,	December 31,	December 29,	June 16,
	2007	2006	2005	2005
	(Dollars in millions)

Net revenues	$3,860.8	$3,207.7	$1,207.6	N/A
Cost of sales(a)	3,197.2	2,934.3	1,056.4	$1,163.9
Selling, general and administrative expenses(b)	192.1	225.0	140.7	79.7
Research and development	52.3	104.7	78.3	11.0

Operating income (loss)	419.2	(56.3)	(67.8)	N/A
Interest expense and financing fee amortization	(36.8)	(50.1)	(25.5)	N/A
Interest income	29.0	29.0	15.4	—
Other income, net	8.4	5.9	1.3	N/A
(Provision for) benefit from income taxes	(122.9)	88.3	(13.7)	N/A

Net income (loss)	$296.9	$16.8	$(90.3)	N/A

(a)	Included in 2007 cost of sales are charges related to the UEP payout of $1.2 million. Included in 2006 cost of sales are fourth quarter charges related to the UEP payout of $321.9 million.

(b)	Includes non-cash stock compensation expense of $32.6 million, $56.6 million, $34.7 million, and $22.1 million, respectively, for the periods starting with the twelve months ended December 31, 2007. Also included in the twelve months ended December 31, 2007, are $4.9 million of costs associated with the evaluation of Airbus’ European manufacturing sites. Included in the twelve months ended December 31, 2006 are $8.3 million of IPO related charges.

Twelve Months Ended December 31, 2007 as Compared to Twelve Months Ended December 31, 2006

Net Revenues.  Net revenues for the twelve months ended December 31, 2007, were $3,860.8 million, an increase of $653.1 million, or 20%, compared with net revenues of $3,207.7 million for the same period in the prior year. BAE Aerostructures was acquired on April 1, 2006; therefore 2006 results only include nine months of Spirit Europe operations. In the first quarter of 2007, Spirit Europe recorded net revenues of $126.9 million. The increase in net revenues, excluding the first quarter of Spirit Europe, is primarily attributable to delivery rate increases on the B737, B747, B767 and B777 programs and delivery of the first B787 production ship set. Deliveries to Boeing increased from 392 ship sets during the twelve months ended December 31, 2006 to 446 ship sets in the twelve months ended December 31, 2007, a 14% increase. In total, for the twelve months ended December 31, 2007, we delivered 963 ship sets compared to 761 ship sets delivered for the same period in the prior year, a 27% increase. Approximately 97% of Spirit’s net revenues for the twelve months ended December 31, 2007 came from our two largest customers, Boeing and Airbus.

Cost of Sales.  Cost of sales as a percentage of net revenues was 83% for the twelve months ended December 31, 2007, as compared to 92% for the same period in the prior year. Cost of sales for 2007 includes a Union Equity Plan (UEP) charge of only $1.2 million as compared to $321.9 million charged in 2006. A favorable cumulative catch-up adjustment of $12.5 million was recorded in the twelve months of 2007 related to periods prior to 2007, compared to a favorable cumulative catch-up adjustment of approximately $59.0 million recorded in the twelve months of 2006 related to periods prior to 2006. The favorable cumulative catch-up adjustment for 2007 was primarily recorded in the Wing Systems and Propulsion Systems segments and was driven by lower fringe expenses and favorable cost trends within the current contract blocks. The favorable cumulative catch-up in 2006 was driven by decreases in fringe and pension expenses and opening balance sheet adjustments, which resulted in lower depreciation expense. Excluding these factors, cost of sales increased 20%, comparable to the increase in sales, primarily attributable to the increase in ship set deliveries and the full-year impact of Spirit Europe.

SG&A, Research and Development and Other Period Costs.  SG&A, Research and Development and other period costs as a percentage of net revenues for the twelve months ended December 31, 2007 was 6% compared to 10% for the same period in the prior year. SG&A expenses for the twelve months ended December 31, 2007, were lower as a percentage of net revenues due to an increase in net revenues and a reduction in spending on transition related costs and lower stock compensation expenses. SG&A in 2007 also included $7.0 million of non-cash stock compensation expense related to the secondary offering that occurred in May of 2007 and expenses of $4.9 million associated with the evaluation of Airbus’ manufacturing sites in Europe. Transition expenses were reduced from $27.5 million in 2006 to $10.3 million in 2007 as the transition to Spirit-owned systems and processes progressed. In 2007, we recognized $32.6 million in stock compensation expense as compared to $56.6 million in 2006. Research and Development costs for 2007 were $52.3 million as compared to $104.7 million in 2006. The lower 2007 R&D expenses can be attributed to the completion of R&D spending on the 787 program.

Operating Income.  Operating income for the twelve months ended December 31, 2007, was $419.2 million, compared to an operating loss of ($56.3) million for the same period in the prior year. The increase is primarily related to the fact that operating income for 2007 included $11.9 million of expense related to the secondary offering and evaluation of Airbus’ European manufacturing sites as compared to $330.2 million in IPO related expense in 2006. Additional factors driving the increase include the additional gross profit from greater sales volume, improvements to cost of sales, lower SG&A expenses, particularly transition and stock compensation expenses, and lower R&D expenses, primarily associated with the completion of R&D spending on the 787 program.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the twelve months ended December 31, 2007, includes $31.7 million of interest and fees paid or accrued in connection with long-term debt and $5.1 million in amortization of deferred financing costs as compared to $41.7 million of interest and fees paid or accrued in connection with long-term debt and $4.7 million in amortization of deferred financing costs in the prior year. Also included in 2006 are expenses related to our public offering of $3.7 million. The decrease in 2007 of $13.3 million as compared to the twelve months ended December 31, 2006, was primarily due to lower interest expense resulting from the $100.0 million prepayment of debt and the write-off of the related deferred financing costs in the fourth quarter of 2006.

Interest Income.  Interest income was $29.0 million for each of the twelve month periods ended December 31, 2007, and December 31, 2006. Interest income included the accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition.

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

The income tax provision for the twelve months ended December 31, 2007, was $122.9 million compared to a tax benefit in 2006 of $88.3 million. The change is related primarily to the reversal of a non-recurring valuation allowance recorded against deferred tax assets in 2006 and additional state income tax credits recorded this year. The 2007 effective tax rate was 29.3%. This is lower than the U.S. statutory tax rate primarily due to state tax credits, the federal research and development tax credit, and a qualified domestic production activities deduction.

Segments.  The following table shows segment revenues for the twelve months ended December 31, 2007 as compared to the twelve months ended December 31, 2006:

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2007	2006
	(Dollars in millions)

Segment Revenues
Fuselage Systems	$1,790.7	$1,570.0
Propulsion Systems	1,063.6	887.7
Wing Systems(1)	985.5	720.3
All Other	21.0	29.7

Total	$3,860.8	$3,207.7

(1)	Revenues for Wing Systems include Spirit Europe after April 1, 2006, the date we acquired BAE Aerostructures.

Comparative ship set deliveries by model are as follows:

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
Model	2007	2006(1)

B737	331	302
B747	18	13
B767	13	12
B777	83	65
B787	1	—

Total Boeing	446	392
A320	359	241
A330/340	85	73
A380	5	4
Hawker 800 Series	68	51

Total Spirit	963	761

(1)	Deliveries of the Airbus and Hawker products began on April 1, 2006, the date we acquired BAE Aerostructures.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 46%, 28%, 25% and 1% respectively, of our net revenues for the twelve months ended December 31, 2007. Revenues attributable to Airbus are recorded within Wing Systems. The value of Airbus deliveries accounts for approximately 40% of Wing Systems revenues annually.

The following table shows segment operating income for the twelve month period ended December 31, 2007 as compared to the twelve months ended December 31, 2006:

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,
	2007	2006(1)
	(Dollars in millions)

Segment Operating Income
Fuselage Systems	$317.6	$112.5
Propulsion Systems	174.2	33.7
Wing Systems	111.3	11.8
All Other	2.5	4.3

Total Segment Operating Income(2)	605.6	162.3
Unallocated Corporate Expenses(3)	(186.4)	(218.6)

Operating Income (Loss)	$419.2	$(56.3)

(1)	Operating income for Wing Systems includes Spirit Europe after April 1, 2006, the date we acquired BAE Aerostructures.

(2)	The 2006 segment operating income before unallocated corporate expenses for Fuselage Systems, Propulsion Systems, Wing Systems, and All Other includes UEP charges of $172.9 million, $103.1 million, $44.9 million, and $1.0 million, respectively.

(3)	Unallocated corporate expenses for 2007 are comprised of $4.8 million of research and development, $10.3 million of non-recurring transition costs, and $171.3 million of selling, general and administrative costs, which included $7.0 million of non-cash stock compensation expense related to the secondary offering that occurred in May 2007 and expenses of $4.9 million associated with the evaluation of Airbus’ manufacturing sites in Europe. Unallocated corporate expenses for 2006 is comprised of $2.1 million of research and development, $27.5 million of non-recurring transition costs, and $189.0 million of selling, general and administrative costs, which includes $8.3 million of fourth quarter charges related to the Company’s IPO.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 29%, 18% and 1%, respectively, of our operating income before unallocated corporate expenses for the fiscal year ended December 31, 2007. Operating income before unallocated corporate expenses as a percentage of net revenues by segment was 18%, 16%, 11% and 12%, respectively, for Fuselage Systems, Propulsion Systems, Wing Systems and All Other for the year ended December 31, 2007.

Fuselage Systems.  Fuselage Systems segment net revenues for the twelve months ended December 31, 2007, were $1,790.7 million, an increase of $220.7 million, or 14%, compared with Fuselage Systems segment net revenues of $1,570.0 million for the same period in the prior year. This reflects an increase in Boeing B737, B747, B767 and B777 model production in support of customer deliveries and delivery of the first B787 forward fuselage section. The 2007 Fuselage Systems segment revenue also includes $125.2 million associated with non-recurring efforts. Fuselage Systems posted segment operating margins of 18% for the twelve months ended December 31, 2007, as compared to 7% reported in the same period in the prior year. The margin in 2006 includes a charge associated with the Union Equity Participation Plan of $172.9 million. A favorable cumulative catch-up adjustment of approximately $35.7 million was recorded in the twelve months of 2006 related to periods prior to 2006 caused primarily by lower fringe expenses and improved productivity. The lower 2006 segment operating margin was driven by R&D expenses of $45.2 million related to the 787 program, which did not recur in 2007.

Propulsion Systems.  Propulsion Systems segment net revenues for the twelve months ended December 31, 2007, were $1,063.6 million, an increase of $175.9 million, or 20%, compared with Propulsion Systems segment net revenues of $887.7 million for the same period in the prior year. This reflects an increase in Boeing B737, B747, B767 and B777 model production in support of customer deliveries and deliveries of the initial B787 ship sets. Propulsion Systems posted segment operating margins of 16% for the twelve months ended December 31, 2007, compared to 4% in the same period in the prior year. The segment operating margin in 2006 includes a charge associated with the Union Equity Participation Plan of $103.1 million. The lower 2006 segment operating margin was driven by R&D expenses of $8.2 million related to the 787 program, which did not recur in 2007.

Wing Systems.  Wing Systems segment net revenues for the twelve months ended December 31, 2007, were $985.5 million, an increase of $265.2 million, or 37%, compared with Wing Systems segment net revenues of $720.3 million for the same period in the prior year. BAE Aerostructures was acquired on April 1, 2006; therefore, 2006 includes only nine months of Spirit Europe operations. Spirit Europe recorded net revenues of $126.9 million in the first quarter of 2007. Wing Systems posted segment operating margins of 11% for the twelve months ended December 31, 2007, compared to 2% in the same period in the prior year. The segment operating margin in 2006 includes a charge associated with the Union Equity Participation Plan of $44.9 million. The lower 2006 segment operating margin was also driven by R&D expenses of $22.3 million related to the 787 program, which did not recur in 2007.

All Other.  All Other segment net revenues consist of sundry sales and miscellaneous services, and revenues from the Kansas Industrial Energy Supply Company (KIESC). In the twelve months ended December 31, 2007, All Other segment net revenues were $21.0 million, a decrease of $8.7 million or 29% compared with $29.7 million for the same period in the prior year. The reduction in net revenues for the twelve months ended December 31, 2007, compared to the twelve months ended December 31, 2006, was primarily driven by decreases in natural gas demand associated with KIESC.

Twelve Months Ended December 31, 2006 as Compared to Ten and One-Half Months Ended December 29, 2005

Net Revenues.  Net revenues for the twelve months ended December 31, 2006 cannot be compared to net revenues for the ten and one-half months ended December 29, 2005, as 2006 contains twelve months of operations compared to six and one-half months of operations for the comparable period of 2005 due to the fact that the operations of Spirit as a standalone entity did not commence until June 17, 2005. The 2006 amounts also include the results of Spirit Europe beginning April 1, 2006, the date we acquired Spirit Europe. Spirit delivered 392 ship sets to Boeing during the twelve months of 2006, as compared with 155 ship sets delivered during the ten and one-half months ended December 29, 2005. The strike experienced by Boeing from September 2, 2005 through September 29, 2005 impacted delivery rates during the last six months of 2005 and the first quarter of 2006. Revenues attributable to Airbus, through Spirit Europe, were approximately 8% of our total revenues for the twelve months ended December 31, 2006.

Cost of Sales.  Cost of sales for 2006 cannot be compared to cost of sales for 2005 as the current period contains twelve months of operations compared to six and one-half months of operations for the comparable period of 2005. Cost of sales for 2006 also includes the results of Spirit Europe beginning April 1, 2006, the date we acquired Spirit Europe. Cost of sales as a percentage of net revenues was 92% and 87% for the fiscal year of 2006 and the ten and one-half months of 2005, respectively. Included in 2006 cost of sales are fourth quarter charges related to the UEP payout of $321.9 million. The results for the fiscal year ended December 31, 2006 also contained a favorable cumulative catch-up adjustment of approximately $59.0 million which was related to revenues recognized in 2005 resulting from revised contract accounting estimates, primarily with respect to cost reduction initiatives, and adjustments to reduce depreciation and amortization expense as a result of the final pension asset transfer from Boeing.

SG&A, Research and Development and Other Period Costs.  SG&A, research and development and other period costs for 2006 cannot be compared to 2005 because the current period contains twelve months of operations compared to six and one-half months of operations for the comparable period of 2005. Expenses for 2006 also included Spirit Europe beginning April 1, 2006, the date we acquired Spirit Europe. SG&A, research and development, and other period costs as a percentage of net revenues was 10% and 18% for the fiscal year ended December 31, 2006 and the ten and one-half months ended December 31, 2005, respectively. Included in 2006 SG&A expenses are a fourth quarter charge of $4.0 million related to the termination of the intercompany agreement with Onex and a charge of $4.3 million related to the Executive Incentive Plan. This reduction in percentage of net revenues between periods was driven by decreasing transition expenses as we neared completion of the transition from Boeing to Spirit and decreasing research and development spending on the B787 program as production commenced. This decrease was also partially attributable to the stock compensation charge incurred in

2005 related to the revision of fair values assigned to stock purchases and grants made in that year. This caused stock compensation expense to increase to $34.7 million in the 2005 period. Fiscal year 2006 stock compensation expense included in SG&A was $56.6 million.

Operating Income.  Operating income for 2006 cannot be compared to Operating income for 2005 as the 2006 period contains twelve months of operations compared to six and one-half months of operations for the comparable period of 2005. The operating income for 2006 also includes Spirit Europe results beginning April 1, 2006, the date we acquired Spirit Europe. Operating income for the year ended December 31, 2006 included the favorable effect of the cumulative catch-up adjustment discussed above, $321.9 million of UEP charges and $8.3 million of expense as described above. Operating loss of $56.3 million also includes unallocated corporate expenses in addition to these IPO related charges for the twelve month period of 2006, as well as $75.5 million of B787 research and development costs and $27.5 million of non-recurring transition costs related to the Boeing Acquisition.

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

Interest Income.  Interest income for 2006 cannot be compared to interest income for 2005 as the current period contains twelve months of interest income compared to six and one-half months of interest income for the comparable period of 2005. Interest income was $29.0 million for the twelve months ended December 31, 2006, which included the accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement.

Provision for Income Taxes.  We established a 100% valuation allowance against our net deferred tax assets created from inception through September 28, 2006. This allowance was recorded because there was no earnings history for Spirit Holdings nor any other positive and negative evidence that would have collectively determined whether we were able to realize these assets. The valuation allowance increased our tax provision by deferring the tax benefits until such time that we determined under SFAS No. 109 that we had sufficient earnings history to recognize those benefits. We review the need for a valuation allowance each quarter. During the fourth quarter of 2006, we determined that a sufficient earnings history was established to release the valuation allowance against our net deferred tax assets. The valuation allowance reversal in the year ended December 31, 2006, resulted in a $5.6 million decrease to non-current intangibles, a $40.1 million federal income tax benefit and a $4.0 state income tax benefit.

Segments.  The following table shows segment revenues for the twelve months ended December 31, 2006 as compared to the ten and one-half months ended December 29, 2005:

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

Comparative ship set deliveries by model are as follows:

	Spirit Holdings		Predecessor
	Twelve Months	Ten and One-Half	Five and One-Half
	Ended	Months Ended	Months Ended
	December 31,	December 29,	June 16,
Model	2006(1)	2005(2)	2005

B737	302	119	114
B747	13	7	8
B767	12	5	6
B777	65	24	25

Total Boeing	392	155	153
A320	241	—	—
A330/340	73	—	—
A380	4	—	—
Hawker 800 Series	51	—	—

Total Spirit	761	155	153

(1)	Deliveries of the Airbus and Hawker products began on April 1, 2006, the date we acquired BAE Aerostructures.

(2)	Spirit commenced operations on June 17, 2005.

The following table shows segment operating income for the twelve month period ended December 31, 2006 as compared to the ten and one-half months ended December 29, 2005:

	Twelve Months	Ten and One-Half
	Ended	Months Ended
	December 31,	December 29,
	2006(1)	2005(2)
	(Dollars in millions)

Segment Operating Income
Fuselage Systems	$112.5	$43.7
Propulsion Systems	33.7	24.5
Wing Systems	11.8	5.1
All Other	4.3	(1.2)

Total Segment Operating Income	162.3	72.1
Unallocated Corporate Expenses(3)	(218.6)	(139.9)

Operating Income (Loss)	$(56.3)	$(67.8)

(1)	Operating income for Wing Systems includes Spirit Europe after April 1, 2006, the date we acquired BAE Aerostructures.

(2)	Includes only six and one-half months of operations and excludes Spirit Europe.

(3)	Unallocated corporate expenses for 2006 is comprised of $2.1 of research and development, $27.5 of non-recurring transition costs, and $189.0 of selling, general and administrative costs, which includes $8.3 million of fourth quarter charges related to the Company’s IPO.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 69%, 21%, 7% and 3%, respectively, of our operating income before unallocated corporate expenses for the fiscal year ended December 31, 2006. Operating income before unallocated corporate expenses as a percentage of net sales by segment was 7%, 4%, 2% and 14%, respectively, for Fuselage Systems, Propulsion Systems, Wing Systems and All Other for the year ended December 31, 2006. The 2006 segment income before unallocated corporate expenses for Fuselage Systems, Propulsion Systems, Wing Systems, and All Other includes UEP charges of $172.9 million, $103.1 million, $44.9 million, and $1.0 million, respectively.

Period from January 1, 2005 through June 16, 2005

For the reasons discussed above, the Predecessor’s historical financial statements for the periods prior to the Boeing Acquisition are not comparable to Spirit Holdings’ financial statements for periods subsequent to the Boeing Acquisition, so a comparison of financial results for the period from January 1, 2005 through June 16, 2005 with those of any subsequent period would not be meaningful.

Liquidity and Capital Resources

Liquidity, or access to cash, is an important factor in determining our financial stability. The primary sources of our liquidity include cash flow from operations, borrowing capacity through our credit facilities and advance payments and receivables from customers. Our liquidity requirements and working capital needs depend on a number of factors, including delivery rates and payment terms under our contracts, the level of research and development expenditures related to new programs, capital expenditures, growth and contractions in the business cycle, contributions to our union-sponsored plans and interest and debt payments.

We expect that our working capital requirements will increase significantly through early 2009 as the B787-8 program progresses toward FAA certification and we build inventory in support of the program. Under our current arrangement with Boeing, payment for ship sets delivered to Boeing prior to FAA certification will be made after FAA certification and upon the earlier of Boeing delivering the aircraft to its customer or the passage of twenty-four months from our ship set delivery to Boeing. Payment for ship set deliveries made to Boeing after FAA certification will be made on standard commercial terms.

Our original estimates of the impact of this arrangement to working capital, which is calculated as the net of production inventory, engineering costs capitalized into inventory, accounts receivable and accounts payable, were $300 million to $550 million between December 31, 2006 and May 2008 when the B787-8 was originally scheduled for certification and delivery. Currently, Boeing expects to certify and deliver the B787-8 in early 2009. We now estimate the impact of the arrangement on working capital to be a maximum of an additional $450 million, which increases the range of working capital impact from the B787-8 to between $750 million and $1.0 billion. Discussions between Spirit and Boeing concerning the impact of 787 schedule shifts to Spirit’s 2008 cash flow are continuing. The Company is also evaluating alternatives for securing additional financing to meet potential liquidity needs.

Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. This is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current levels of operations and absent any disruptive events, management believes that internally generated funds, advance payments, and receivables from customers, and borrowings available under our revolving loan facility should provide sufficient resources to finance our operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least fiscal year 2008. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we cannot generate sufficient cash flow, we may need to refinance all or a portion of our indebtedness on or before maturity. Also, to the extent we accelerate our growth plans, consummate acquisitions or have lower than anticipated sales or increases in expenses, we may also need to raise additional capital. In particular, increased working capital needs occur whenever we consummate acquisitions or experience strong incremental demand for our products. We cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all.

We may pursue strategic acquisitions on an opportunistic basis. Our acquisition strategy may require substantial capital, and we may not be able to raise any necessary funds on acceptable terms or at all. If we incur additional debt to finance acquisitions, our total interest expense will increase.

Pursuant to our Union Equity Participation Plan we were obligated to pay benefits tied to the value of our class B common stock for the benefit of certain employees represented by the IAM, the IBEW, and UAW, upon the consummation of our initial public offering. The benefits were to be paid, at our option, in the form of cash and /or future issuance of shares of our class A common stock, valued at the initial public offering price. We expensed $321.9 million and $1.2 million related to the Union Equity Participation Plan for the year ended December 31, 2006 and the quarter ended March 29, 2007, respectively. We paid approximately 39.0% of the total benefit in shares of class A common stock, through the issuance of 4,812,344 shares in March 2007. The portion of the benefit that was paid in stock was accounted for as an equity based plan under SFAS 123(R). This treatment resulted in a $125.7 million increase and a $0.7 million decrease to additional paid-in capital on our consolidated balance sheet as of December 31, 2006 and March 29, 2007, respectively. The remainder of the benefit was paid in cash using $149.3 million of the proceeds of the initial public offering and $48.5 million from available cash.

We currently have manufacturing capacity to produce ship sets at the rates we have committed to our customers. We have additional capacity on some of our products, but our capacity utilization on the fuselages for the B737 and B777 are at close to 95% at our current production rates. These capacity utilization rates are based on five days per week, three shifts per day operations. Significant capital expenditures may be required if our customers request that we increase production rates for an extended period of time. Our supply agreements typically have maximum production rates. If a customer requests that we increase production rates above these stated maximum levels, additional negotiation would be required to determine whether we or our customer would bear the cost of any capital expenditures, tooling and nonrecurring engineering required as a result of such production rate increases.

Our corporate credit rating at Standard & Poor’s Rating Services and Moody’s Investor Service as of December 31, 2007 was BB and Ba3, respectively. On January 18, 2008, Standard & Poor’s revised the Company’s credit outlook from “positive” to “negative” reflecting the potential for materially reduced cash flow as a result of Boeing 787 schedule shifts and the potential impact on working capital. Standard & Poor’s did not revise our BB rating. Moody’s outlook for Spirit remains unchanged since December 31, 2007.

Cash.  At December 31, 2007 and December 31, 2006 we had cash and cash equivalents of $133.4 million and $184.3 million, respectively. We maintain bank accounts with highly rated financial institutions and from time to time we invest excess cash in a liquid, short-term money-market fund. To date, our cash investments have had no direct exposure to any sub-prime asset classes. On April 1, 2006, we used approximately $145.7 million of cash to pay the purchase price for the BAE Acquisition.

Credit Facilities.  In connection with the Boeing Acquisition, Spirit and certain of its affiliates entered into $875.0 million of Senior Secured Credit Facilities with Citicorp North America, Inc. and a syndicate of other lenders, consisting of a six and one-half year $700.0 million Term Loan B and a five year $175.0 million Revolver. The Term Loan B was used to pay a portion of the consideration for the Boeing Acquisition and certain fees and expenses incurred in connection therewith. We repaid $100.0 million of principal of the Term Loan B at the time of our initial public offering and entered into an amendment and restatement of the Senior Secured Credit Facilities at that time which, among other things, extended the maturity of the Term Loan B by twenty-one months and increased the Revolver from $175.0 million to $400.0 million. The Term Loan B is repayable in quarterly installments of 1% of the aggregate principal amount thereof through September 30, 2012 with the remaining balance due in the final four quarters. The Revolver is available for general corporate purposes of Spirit and its subsidiaries, and contains a letter of credit sub-facility. As of December 31, 2007, approximately $583.8 million was outstanding under the Term Loan B, no amounts were outstanding under the Revolver and $11.9 million of letters of credit were outstanding.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to the sum of LIBOR plus the applicable margin (as defined below) or, at our option, the alternate base rate, which will be the highest of (1) the

Citicorp North America, Inc. prime rate, (2) the certificate of deposit rate, plus 0.50% and (3) the federal funds rate plus 0.50%, plus the applicable margin. The applicable margin with respect to the Term Loan B is 1.75% per annum in the case of such portion of the Term Loan B that bears interest at LIBOR and 0.75% in the case of such portion of the Term Loan B that bears interest at the alternate base rate. The applicable margin with respect to borrowings under the Revolver is determined in accordance with a performance grid based on our total leverage ratio and ranges from 2.75% to 2.25% per annum in the case of LIBOR advances and from 1.75% to 1.25% per annum in the case of alternate base rate advances. We are also obligated to pay a commitment fee of 0.50% per annum on the unused portion of the Revolver. See “Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risks.”

The obligations under the Senior Secured Credit Facilities are guaranteed by Spirit Holdings, and each of Spirit’s direct and indirect domestic subsidiaries (other than non-wholly owned domestic subsidiaries that are prohibited from providing such guarantees). All obligations under the Senior Secured Credit Facilities and the guarantees are secured by a first priority security interest in substantially all of Spirit’s and the guarantor’s assets.

The Senior Secured Credit Facilities contain customary affirmative and negative covenants, including restrictions on our ability to incur additional indebtedness, create liens on our assets, engage in transactions with affiliates, make investments, pay dividends, redeem stock and engage in mergers, consolidations and sales of assets. The Senior Secured Credit Facilities also contain a financial covenant consisting of a maximum senior credit facility leverage ratio. We were in compliance with this covenant as of December 31, 2007.

Investment in B787 Program.  We have received cash from Boeing to fund development in connection with the B787 program, for capital expenditures in connection with our other Boeing production work and for stand-alone transition costs. We expect to invest approximately $1.0 billion, excluding capitalized interest, on the B787-8 program for research and development, capitalized pre-production costs and capitalized expenditures (including tooling), of which approximately $807.0 million, excluding capitalized interest, had been spent as of December 31, 2007.

The B787 Supply Agreement required Boeing to make advance payments to us for production articles in the aggregate amount of $700.0 million, all of which had been received by us as of December 31, 2007. We must repay these advances, without interest, in the amount of a $1.4 million offset against the purchase price of each of the first five hundred B787 ship sets delivered to Boeing. In the event that Boeing does not take delivery of five hundred B787 ship sets, any advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance repaid at the rate of $84.0 million per year beginning the month following our final delivery of a B787 production ship set to Boeing.

Receivables from Boeing.  In connection with the Boeing Acquisition, Boeing agreed to make non-interest bearing payments to Spirit in amounts of $45.5 million in 2007 (all of which was paid), $116.1 million in 2008 and $115.4 million in 2009, in payment for various tooling and capital assets built or purchased by Spirit. Spirit will retain usage rights and custody of the assets for their remaining useful lives without compensation to Boeing. Boeing also contributed $30.0 million, which was received by us in three installments in 2005 and 2006, to partially offset our costs to transition to a stand-alone company.

Tax Incentive Bonds.  Both Spirit and the Predecessor utilized City of Wichita-issued Industrial Revenue Bonds (IRBs) to finance self-constructed and purchased real and personal property at the Wichita site. Tax benefits associated with IRBs include provisions for a ten-year complete property tax abatement and Kansas Department of Revenue sales tax exemption on all IRB funded purchases. Spirit and the Predecessor purchased these IRBs so they are both bondholders and debtor / lessee for the property purchased with the IRB proceeds. Therefore, Spirit and the Predecessor may offset the amounts invested and obligations for these bonds on a consolidated basis.

The City of Wichita owns the IRB funded property and leases it to Spirit with respect to the bonds issued in December 2005 and December 2006 and to the Predecessor with respect to the bonds issued in December 1996 through December 2004. Title to the leased property reverts to the lessee when the bonds are redeemed or mature. The bonds issued in 2006 and 2005 mature ten years from issuance while the bonds issued in 1996 through 2004 mature 25 years after their issuance.

Certain Predecessor property that was subject to Predecessor owned IRBs continues to be subject to those IRBs. In connection with the Boeing Acquisition, the Predecessor assigned its leasehold interest in IRB funded assets and the related bonds to a special purpose trust beneficially owned by Boeing which subleases these assets to Spirit. Pursuant to the sublease terms, the special purpose trust will purchase the assets from the City of Wichita, terminate the leases between the City and Predecessor, redeem the bonds, and transfer the assets to Spirit when these assets cease to qualify for the ten-year property tax abatement.

The face value for the bonds subleased from the special purpose trust is approximately $668.0 million. In addition, Spirit obtained IRBs in 2005 and 2006 with an aggregate principal amount of $311.3 million. In conjunction with tooling sales to Boeing, Spirit redeemed $10.0 million of IRBs issued in 2005 and $10.7 million of IRBs issued in 2006 in March and October 2007, respectively.

We entered into an incentive agreement with the Kansas Department of Commerce, pursuant to which the Kansas Development Finance Authority issued bonds and provided loans to finance eligible projects. The program’s purpose is to provide us with incentives to invest in the State of Kansas. To induce this investment, the Kansas Department of Revenue will rebate certain payroll taxes until the bonds are redeemed or mature. Pursuant to offset provisions in the underlying debt instruments, there are no principal or interest cash payments associated with the bonds.

As debtor, Spirit offsets the amount owed to its wholly owned subsidiary, Spirit AeroSystems Finance, Inc., as bondholder. Therefore, we may offset the amounts invested and obligations for these bonds on a consolidated basis. The debt instruments total $80.0 million and will expire in December 2025.

Open Infrastructure Offering (OIO).  On September 29, 2005, we entered into a five-year agreement with International Business Machines Corporation, or IBM, and IBM Credit, LLC, or IBM Credit. This agreement includes the financing of the purchase of software licenses with a value of $26.2 million payable in monthly payments of $0.6 million for 48 months with an interest rate of 7.8%. On July 18, 2006 this initial loan was refinanced. This refinancing agreement increased the monthly payment from $0.6 to $1.0 million and reduced the number of payments by 15 months. During the third quarter of 2006 additional software was purchased totaling $7.9 million and was financed with IBM Credit. These additional loans have a combined monthly payment of $0.4 million and are for terms of 24 and 36 months with effective interest rates of 3.7% and 4.8%, respectively. Under the terms of the OIO Agreement, we would be in default if our credit rating with Standard & Poor’s for secured debt falls below BB-. Our debt rating as of the date of this Annual Report was BB. In the event that IBM or IBM Credit determines that we are in default under the OIO Agreement, we would be required to pay IBM any previously unpaid monthly payments under the agreement and pay IBM Credit a settlement charge. Additionally, if we do not make the required payments to IBM or IBM Credit, as applicable, we could be required to cease using and surrender all licensed program materials financed by IBM Credit and destroy our copies of such program materials. IBM has a security interest in any equipment acquired through the lease agreement included in the OIO. As of December 31, 2007, we had debt related to the OIO Agreement of $7.8 million.

Other Debt.  In addition to the OIO agreement with IBM we entered into an agreement on March 31, 2006 to finance a service contract with IBM for assisting us in implementing our operating systems. This contract has a total value of $11.8 million. The agreement is to make monthly draws against the contract as the work is performed and certain milestones are achieved. Each draw is a separate loan with twenty-four equal payments paid monthly, and carries an interest rate of 4.75%. As of December 31, 2007 we have drawn a total of $11.7 million and have paid back $8.3 million resulting in a balance of approximately $3.4 million.

Cash Flow

Twelve Months Ended December 31, 2007

Operating Activities.  Spirit had a net cash inflow of $180.1 million related to operations in the twelve months ended December 31, 2007. This was primarily due to earnings, excluding non-cash items, of $367.2 million and $193.8 million of customer advances and deferred revenue payments partially offset by inventory build-up for the start-up of the B787 program and other new programs. Customer advances were significantly less in 2007 than in prior years because the payment schedule for the B787 advances from Boeing provided for lower payments in 2007.

Investing Activities.  Spirit had a net cash outflow of $239.1 million related to investing activities in the twelve months ended December 31, 2007. This was primarily due to investments of $288.2 million in property, plant and equipment, software and program tooling. The primary capital expenditures included investment in our 787 facilities and development of our stand-alone computer systems.

Financing Activities.  Spirit had a net cash inflow of $8.3 million related to financing activities in the twelve months ended December 31, 2007. This was due primarily to $34.0 million related to excess tax benefits from share-based payment arrangements (which are reflected as outflows in operating activities) partially offset by $24.7 million of payments on long-term debt.

Twelve Months Ended December 31, 2006

Operating Activities.  Spirit had a net cash inflow of $273.6 million related to operations in the twelve months ended December 31, 2006. This was primarily due to receipt of a $400.0 million advance payment from Boeing on the B787 program, earnings of $93.2 million, excluding non-cash items, a $149.4 million increase in accounts payable (primarily as a result of increases in inventory resulting from higher production rates), partially offset by a $41.9 million increase in accounts receivable, and $318.6 million in inventory growth as a result of higher production rates and build-up of inventory for the B787 contract.

Investing Activities.  Spirit had a net cash outflow of $473.6 million related to investing activities in the twelve months ended December 31, 2006. This was primarily due to investments of $343.2 million in property, plant and equipment, software and program tooling, most of which was related to capital investments in preparation of the start of B787 production. We also invested $145.4 million in the acquisition of BAE Systems’ aerostructures business (net of cash acquired).

Financing Activities.  Spirit had a net cash inflow of $140.9 million related to financing activities in the twelve months ended December 31, 2006. This was primarily due to $249.3 million in proceeds from our initial public offering and $15.3 million related to tax benefits from shared-based payment arrangements, partially offset by $124.0 million in long-term debt payments.

Period from June 17, 2005 through December 29, 2005

Operating Activities.  Spirit had a net cash inflow related to operating activities of $223.8 million in the six and one-half months ended December 29, 2005. This was primarily due to the receipt of $200.0 million in advance payments from Boeing related to the B787 program, an increase of $163.4 million in accounts payable driven by a combination of increased production rates and higher research and development expenses, offset by the operating loss, an increase of $88.4 million in accounts receivable and an increase of $31.4 million in inventory. The increase in accounts receivable was a result of Spirit commencing external sales under contractual payment terms. The increase in inventory reflects unbilled product development activity on certain Boeing derivative models and the residual impact of lower production rates during the Boeing strike.

Investing Activities.  In the six and one-half months ended December 29, 2005, we had a net cash outflow of $1,030.3 million related to investing activities. This reflects a cash payment of $885.7 million paid in connection with the Boeing Acquisition and investment of $144.6 million in property, plant and equipment, software and program tooling. The investment in property, plant and equipment was primarily related to capital investments in preparation of the start of B787 production.

Financing Activities.  We had a net cash inflow from financing activities of $1,047.8 million in the six and one-half months ended December 29, 2005. This cash flow was primarily driven by the issuance of $700.0 million of long-term debt in connection with the Boeing Acquisition and the equity investment of $370.0 million in connection with the Boeing Acquisition.

Period from January 1, 2005 through June 17, 2005

The Predecessor’s cash was provided by and managed at the Boeing corporate level and, consequently, the Predecessor had no separate cash balance. While certain cash flow information is included in a note to the Predecessor’s historical financial statements, such information is estimated using a change in net working capital approach. The Predecessor did not have any significant cash inflows, and therefore the Predecessor’s cash flows are not comparable to Spirit’s cash flows as a stand-alone entity following the Boeing Acquisition. The Predecessor’s cash flows from operating activities are largely based on cost of products transferred and period costs and the Predecessor’s cash flows from investing activities are equivalent to capital expenditures.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2007:

							2014 and
Contractual Obligations(1) (2)	2008	2009	2010	2011	2012	2013	After	Total
	(Dollars in millions)

Principal Payment on Term Loan B	$5.9	$5.9	$5.9	$5.9	$143.4	$416.8	$—	$583.8
Non-Cancelable Operating Lease Payments	6.8	5.7	4.5	3.4	2.4	0.7	6.2	29.7
Non-Cancelable Capital Lease Payments(3)	10.3	1.1	—	—	—	—	—	11.4
Interest on Debt(4)	37.8	37.4	37.0	36.6	36.3	13.6	—	198.7
Purchase Obligations(5)	102.3	18.6	—	—	—	—	—	120.9

Total	$163.1	$68.7	$47.4	$45.9	$182.1	$431.1	$6.2	$944.5

(1)	Does not include repayment of B787 advances to Boeing, which are reflected in our balance sheet as long-term liabilities.

(2)	The $26.7 million of unrecognized tax benefit liability for uncertain tax positions has been excluded from this table due to uncertainty involving the ultimate settlement period. See Note 13, Income Taxes.

(3)	Treats the financing of software license purchases and direct financing of system implementation as capital leases.

(4)	Interest on our debt was calculated for all years using the effective rate as of December 31, 2007 of 6.5%.

(5)	Purchase obligations represent computing, tooling costs, and property, plant and equipment commitments at December 31, 2007. Although we also have significant other purchase obligations, most commonly in the form of purchase orders, the timing of these purchases is often variable rather than specific and the payments made by our customers in accordance with our long-term contracts, including advance payments, substantially reimburse the payments due. Accordingly, these obligations are not included in the table.

A Transition Services Agreement, or TSA, with Boeing is excluded from Contractual Obligations shown above because it may be terminated by Spirit with 30 days advance notice. The TSA covers services to be supplied by Boeing to Spirit during the Company’s continuing transition that is scheduled to be completed in 2008. The services supplied by Boeing include computer systems and services, certain financial transaction processing operations, and certain non-production operations. Spirit pays Boeing approximately $1.8 million per month for the remaining services under the TSA.

Our primary future cash needs will consist of working capital, debt service, research and development and capital expenditures. We expend significant capital on research and development during the start-up phase of new programs, to develop new technologies for next generation aircraft and to improve the manufacturing processes of aircraft already in production. Research and development expenditures totaled approximately $52.3 million and $104.7 million for the twelve months ended December 31, 2007 and December 31, 2006, respectively, and approximately $78.3 million for the ten and one-half months ended December 29, 2005. We incur capital expenditures for the purpose of maintaining production capacity through replacement of existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $288.2 million and $343.2 million for the twelve months ended December 31, 2007 and December 31, 2006, respectively, and approximately $144.6 million for the ten and one-half months ended December 29, 2005. The research and development and capital expenditures are primarily attributable to spending on the B787 program.

We may from time to time seek to retire our outstanding debt. The amounts involved may be material. In addition, we may issue additional debt if prevailing market conditions are favorable to do so and contractual restrictions permit us.

Off-Balance Sheet Arrangements

Other than operating leases disclosed in the notes to Spirit Holdings’ financial statements included in this Annual Report, we have not entered into any off-balance sheet arrangements as of December 31, 2007.

Tax

We establish reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited in accordance with FIN 48. We recognize the financial statement impact for tax positions only after determining that based on its technical merits the relevant tax authority would more likely than not sustain the position on audit. For tax positions meeting the “more likely than not threshold” the amount recognized in the financial statements is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The reserves are adjusted quarterly to reflect changing facts and circumstances, such as the tax audit’s progress, case law developments and new or emerging legislation. We believe that at $26.7 million, the tax reserves are adequate and reflect the most probable outcome for all tax contingencies known at December 31, 2007. Additional taxes, if any, will be determined only after completing any future tax audits. While the timing for such payments cannot be determined, we expect that they will not be made within one year. Accordingly, the tax contingency liability is included as a long-term liability in our consolidated balance sheet.

We established a 100% valuation allowance against our deferred tax asset created during the period from inception through September 28, 2006. This allowance reflected no earnings history for Spirit Holdings or other positive and negative evidence that collectively determined whether we were be able to realize these assets. The valuation allowance increased our tax provision by deferring tax benefits until such time that we determined under SFAS No. 109 that we had sufficient earnings history to recognize those benefits. We review the need for a valuation allowance each quarter. During the fourth quarter in 2006, we determined that a sufficient earnings history was established to release the valuation allowance against our net deferred tax assets. The valuation allowance reversal in the year ended December 31, 2006, resulted in a $5.6 million decrease to non-current intangibles, a $40.1 million federal income tax benefit and a $4.0 million state income tax benefit.

Repayment of B787 Advance Payments

The B787 Supply Agreement requires Boeing to make advance payments to us for production articles in the aggregate amount of $700.0 million, payable to us through 2007. We must then repay this advance, without interest, in the amount of a $1.4 million offset against the purchase price of each of the first five hundred B787 ship sets delivered to Boeing. These repayments will not have an effect on cash flows from operations. In the event that Boeing does not take delivery of five hundred B787 ship sets, any advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance repaid at the rate of $84.0 million per year beginning the year following our final delivery of a B787 production ship set to Boeing. Accordingly, portions of the repayment liability are included as current and long-term liabilities in our consolidated balance sheet.

Expected Backlog

We estimate that, as of December 31, 2007, our expected backlog, primarily associated with Boeing and Airbus deliveries through 2011, calculated based on contractual product prices and expected delivery volumes, will be approximately $26.5 billion, based on Boeing and Airbus published schedules. This is an increase of $7.3 billion over our corresponding estimate as of the end of 2006 which reflects continued strong orders at Boeing and Airbus. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing or Airbus announced backlog on our requirements contracts. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2007 may not necessarily represent the actual amount of deliveries or sales for any future period.

Foreign Operations

We engage in business in various non-U.S. markets. As of December 31, 2007, we have a foreign subsidiary with one facility in the United Kingdom, which serves as a production facility, a worldwide supplier base, and a repair center for the European and Middle-Eastern regions. We purchase certain components and materials that we use in our products from foreign suppliers and a portion of our products will be sold directly to foreign customers, including Airbus, or resold to foreign end-users (i.e., foreign airlines and militaries). In addition, Spirit has chosen Malaysia as the location to establish its first Asian manufacturing facility. The initial plant is expected to be fully operational in early 2009.

In November, 2007, we announced a joint-venture operation with Russian-based Progresstech LTD. The new company, known as Spirit-Progresstech LLC, will operate primarily from a branch office located in Moscow, Russia and will begin its operations by performing engineering consulting services.

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

For the twelve months ended December 31, 2007, our revenues from direct sales to non-U.S. customers were approximately $428.5 million, or approximately 11% of total revenues for the same period. For the twelve months ended December 31, 2006, our revenues from direct sales to non-U.S. customers were approximately $254.1 million, or 8% of total revenues for the same period. All 2006 sales occurred during the period from April 1, 2006 through December 31, 2006, following the acquisition of Spirit Europe.

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

Spirit’s contracts with suppliers currently provide for fixed pricing in U.S. dollars; Spirit Europe’s supply contracts are denominated in U.S. dollars, British pounds sterling and Euros. In some cases our supplier arrangements contain inflationary adjustment provisions based on accepted industry indices, and we typically include an inflation component in estimating our supply costs. As the metallic raw material industry is experiencing significant demand pressure, we expect that raw material market pricing will increase to a level that may impact our costs, despite protections in our existing supplier arrangements. We will continue to focus our strategic cost reduction plans on mitigating the effects of this potential cost increase on our operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt.

Other than the interest rate swaps described below, financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, the funds in which our pension assets are invested, and trade accounts receivable.

Accounts receivable include amounts billed and currently due from customers, amounts earned but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. For the twelve months ended December 31, 2007, approximately 87% of our revenues were from sales to Boeing. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically not been material, we cannot guarantee that we will continue to experience the same credit loss rates in the future.

We maintain cash and cash equivalents with various financial institutions and perform periodic evaluations of the relative credit standing of those financial institutions. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit risk on cash and cash equivalents. Additionally, we monitor our defined benefit pension plan asset investments on a quarterly basis and we believe that we are not exposed to any significant credit risk in these investments.

Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk. We are party to collective raw material sourcing contracts arranged through Boeing, Airbus and BAE Systems. These collective sourcing contracts allow us to obtain raw materials at pre-negotiated rates and help insulate us from disruptions associated with the unprecedented market demand across the industry for metallic and composite raw materials. Although our supply agreements with Boeing and Airbus allow us to pass on certain unusual increases in component and raw material costs to Boeing and Airbus in limited situations, we may not be fully compensated for such increased costs. We also have long-term supply agreements with a number of our major parts suppliers. We, as well as our supply base, are experiencing delays in the receipt of, and pricing increases for, metallic raw materials (primarily aluminum and titanium) due to unprecedented market demand across the industry. Based upon discussions with customers and suppliers, we expect these conditions to continue through at least 2012 as metallic raw material supply adjusts to the industry upturn, market conditions shift due to increased infrastructure demand in China and Russia, and aluminum and titanium usage increases in a widening range of global products. These market conditions began to affect cost and production schedules in mid-2005, and may have an impact on cash flows or results of operations in future periods. We generally do not employ forward contracts or other financial instruments to hedge commodity price risk, although we are reviewing a full range of business options focused on strategic risk management for all raw material commodities.

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

Interest Rate Risks

After the effect of interest rate swaps, as of December 31, 2007, we had $500.0 million of total fixed rate debt and $83.8 million of variable rate debt outstanding as compared to $500.0 million of total fixed rate debt and $89.8 million of variable rate debt outstanding as of December 31, 2006. Borrowings under our senior secured credit facility bear interest that varies with LIBOR. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $0.8 million.

As required under our senior secured credit facility, in July 2005 we entered into floating-to-fixed interest rate swap agreements with notional amounts totaling $500.0 million as follows:

				Effective	Fair Value,
		Variable	Fixed	Fixed	December 31,
Principal Amount	Expires	Rate	Rate	Rate	2007
($ in millions)

$100	July 2008	LIBOR	4.24%	5.99%	$0.1
$300	July 2009	LIBOR	4.30%	6.05%	$(2.2)
$100	July 2010	LIBOR	4.37%	6.12%	$(1.4)

The purpose of entering into these swaps was to reduce our exposure to variable interest rates. In accordance with SFAS No. 133, the interest rate swaps are being accounted for as cash flow hedges and the fair value of the swap agreements is reported on the balance sheet as an asset, if positive, or a liability, if negative. The fair value of the interest rate swaps was a net liability of approximately $3.5 million at December 31, 2007.

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

In accordance with SFAS No. 133, the foreign exchange contracts are being accounted for as cash flow hedges. The fair value of the foreign exchange contracts was a net asset of approximately $7.7 million with a notional amount of $42.6 million at December 31, 2007. At December 31, 2007, a 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have reduced our unrealized gains by $4.3 million.

					Risk from 10% Change
($ in millions)		Average	Average	Net Asset Fair	in Revaluation
Year	Notional Amount	Contract Rate	Revaluation Rate	Value	Rate

2008	$24.1	1.6852	1.9988	$4.8	$2.4
2009	18.8	1.6687	1.9759	3.3	1.9
2010-2013	(0.3)	1.7444	1.9395	(0.4)	—

	$42.6			$7.7	$4.3

In accordance with SFAS No. 52, the intercompany revolving credit facility with Spirit Europe is exposed to fluctuations in foreign exchange rates. The fluctuation in rates for 2007 resulted in a gain of $2.1 million reflected in other income/expense. Based on the current balance of $19.0 million, a 10% unfavorable exchange rate movement would have resulted in a loss of $1.9 million.

Other than the interest rate swaps and foreign exchange contracts, we have no other derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

SPIRIT AEROSYSTEMS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Spirit Holdings, Inc. for the periods ended December 31, 2007, and December 31, 2006 and from February 7, 2005 (date of inception) through December 29, 2005
Report of Independent Registered Public Accounting Firm	74
Consolidated Statements of Income (Loss)	75
Consolidated Balance Sheets	76
Consolidated Statements of Shareholders’ Equity	77
Consolidated Statements of Cash Flows	78
Notes to Consolidated Financial Statements	79
Financial Statements of the Wichita Division (a business unit of the Boeing Company) for the period from January 1, 2005 through June 16, 2005
Report of Independent Registered Public Accounting Firm	120
Statement of Assets and Liabilities	121
Statement of Cost Center Activity	122
Notes to Financial Statements	123

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Spirit AeroSystems Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income/(loss), shareholders’ equity and cash flows, present fairly, in all material respects, the financial position of Spirit AeroSystems Holdings, Inc. (the “Company”) at December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the two years ended December 31, 2007 and the period between February 7, 2005 (date of inception) and December 29, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2007). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for its defined benefit pension and other post-retirement plans in 2006.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 22, 2008

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Income/(Loss)

			Period from
	For the Twelve	For the Twelve	June 17, 2005
	Months Ended	Months Ended	through
	December 31, 2007	December 31, 2006	December 29, 2005
	($ in millions, except per share data)

Net revenues	$3,860.8	$3,207.7	$1,207.6
Operating costs and expenses
Cost of sales	3,197.2	2,934.3	1,056.4
Selling, general and administrative	192.1	225.0	140.7
Research and development	52.3	104.7	78.3

Total costs and expenses	3,441.6	3,264.0	1,275.4
Operating income (loss)	419.2	(56.3)	(67.8)
Interest expense and financing fee amortization	(36.8)	(50.1)	(25.5)
Interest income	29.0	29.0	15.4
Other income, net	8.4	5.9	1.3

Income (loss) before income taxes	419.8	(71.5)	(76.6)
Income tax benefit (provision)	(122.9)	88.3	(13.7)

Net income/(loss)	$296.9	$16.8	$(90.3)

Earnings/ (loss) per share
Basic	$2.21	$0.15	$(0.80)
Diluted	$2.13	$0.14	$(0.80)

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
	($ in millions)

Current assets
Cash and cash equivalents	$133.4	$184.3
Accounts receivable, net	159.9	200.2
Current portion of long-term receivable	109.5	43.0
Inventory, net	1,342.6	882.2
Prepaids	14.2	20.8
Income tax receivable	9.6	21.7
Deferred tax asset - current	67.3	68.3
Other current assets	6.3	—

Total current assets	1,842.8	1,420.5
Property, plant and equipment, net	963.8	773.8
Long-term receivable	123.0	191.5
Pension assets	318.7	207.3
Deferred tax asset - non-current	30.5	39.1
Other assets	61.1	90.0

Total assets	$3,339.9	$2,722.2

Current liabilities
Accounts payable	$362.6	$339.1
Accrued expenses	163.9	157.4
Profit sharing/deferred compensation	18.7	28.5
Current portion of long-term debt	16.0	23.9
Deferred revenue	42.3	8.2
Advances short-term	67.6	12.6
Income taxes payable	2.5	—
Other short-term liabilities	1.4	—

Total current liabilities	675.0	569.7
Long-term debt	579.0	594.3
Advance payments	653.4	587.4
Pension/OPEB obligation	43.0	53.7
Deferred tax liability - non-current	23.7	—
Other liabilities	99.2	58.1
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 102,693,058 and 63,345,834 issued and outstanding, respectively	1.0	0.6
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 36,826,434 and 71,351,347 shares issued and outstanding, respectively	0.4	0.7
Additional paid-in capital	924.6	858.7
Accumulated other comprehensive income	117.7	72.5
Retained earnings/(accumulated deficit)	222.9	(73.5)

Total shareholders’ equity	1,266.6	859.0

Total liabilities and shareholders’ equity	$3,339.9	$2,722.2

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Shareholders’ Equity

				Accumulated	Retained
			Additional	Other	Earnings/
	Common Stock		Paid-in	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Capital	Income	Deficit	Total	Income/(Loss)
	($ in millions)
Initial capitalization — February 7, 2005	100 (1)	$—	$—	$—	$—	$—	$—
Cancellation of shares(1)	(100)	—	—
Equity issuance to investors	112,500,000	1.1	368.9			370.0
Net loss					(90.3)	(90.3)	(90.3)
Unrealized gain on cash flow hedges, net of tax				4.2		4.2	4.2
Employee equity awards	8,476,464	0.1	18.5			18.6
Non-employee equity awards	435,000	—	0.6			0.6
Equity issuances to management	1,258,872	—	13.7			13.7
Supplemental executive retirement plan conversion	—	—	9.0			9.0

Balance — December 29, 2005	122,670,336	1.2	410.7	4.2	(90.3)	325.8	$(86.1)

Net income					16.8	16.8	$16.8
Pension valuation adjustment, net of tax				40.0		40.0
Post-retirement benefit valuation adjustment, net of tax				2.8		2.8
Unrealized gain on cash flow hedges, net of tax				5.8		5.8	5.8
Employee equity awards	1,381,131		51.1			51.1
UEP stock			125.7			125.7
Excess tax benefits from share-based payment arrangements			15.3			15.3
Non-employee equity awards	—	—	5.6			5.6
Equity issuances — IPO, net of issuance costs	10,416,667	0.1	249.2			249.3
Equity issuances — Management	229,047		1.1			1.1
Unrealized gain on currency translation adjustments	—	—	—	19.7		19.7	19.7

Balance — December 31, 2006	134,697,181	1.3	858.7	72.5	(73.5)	859.0	$42.3

Net income					296.9	296.9	$296.9
UEP stock issued	4,812,344	0.1	(0.6)			(0.5)
Employee equity awards	317,652		34.2			34.2
Stock forfeitures	(369,792)		(1.2)			(1.2)
SERP shares issued	96,354	—				—
Restricted stock forfeitures
Excess tax benefits from share-based payment arrangements			34.0			34.0
Unrealized loss on cash flow hedges, net of tax				(8.6)		(8.6)	(8.6)
Unrealized loss on currency translation adjustments, net of tax				(2.2)		(2.2)	(2.2)
Unrealized gain on pension, SERP, Retiree Medical, net of tax				56.0		56.0	56.0
Stock repurchases	(34,247)	—	(0.5)	—	(0.5)	(1.0)	—

Balance — December 31, 2007	139,519,492	$1.4	$924.6	$117.7	$222.9	$1,266.6	$342.1

(1)	Issued as common stock without designation as to class. Shares were cancelled as of June 16, 2005.

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Twelve	For the Twelve	Period from
	Months Ended	Months Ended	June 17, 2005 through
	December 31,	December 31,	December 29,
	2007	2006	2005
	($ in millions)

Operating activities
Net income/(loss)	$296.9	$16.8	$(90.3)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation expense	97.4	52.8	28.6
Amortization expense	7.6	12.0	3.3
Accretion of long-term receivable	(21.1)	(22.0)	(9.7)
Employee stock compensation expense	33.0	182.3	34.7
Excess tax benefits from share-based payment arrangements	(34.0)	(15.3)	—
Gain from foreign currency transactions	(2.1)	—	—
Loss on disposition of assets	1.0	0.9	—
Deferred taxes	9.1	(109.8)	—
Pension income, net	(20.6)	(24.5)	(4.2)
Changes in assets and liabilities, net of acquisition
Accounts receivable	20.5	(41.9)	(88.4)
Inventory, net	(458.9)	(318.6)	(31.4)
Other current assets	6.6	(10.5)	1.3
Accounts payable and accrued liabilities	24.9	149.4	163.4
Profit sharing/deferred compensation	(9.8)	5.5	—
Customer advances	123.4	400.0	200.0
Income taxes payable	45.9	(7.9)	7.2
Deferred revenue and other deferred credits	70.4	—	—
Other	(10.1)	4.4	9.3

Net cash provided by operating activities	180.1	273.6	223.8

Investing Activities
Purchase of property, plant and equipment	(288.2)	(343.2)	(144.6)
Proceeds from sale of assets	0.3	0.3	—
Acquisition of business, net of cash acquired	—	(145.4)	(885.7)
Capital expense reimbursement	45.5	—	—
Financial derivatives	3.3	4.7	—
Other	—	10.0	—

Net cash (used in) investing activities	(239.1)	(473.6)	(1,030.3)

Financing Activities
Proceeds from revolving credit facility	—	85.0	—
Payments on revolving credit facility	—	(85.0)	—
Proceeds from long-term debt	—	—	700.0
Principal payments of debt	(24.7)	(124.0)	(5.0)
Excess tax benefits from share-based payment arrangements	34.0	15.3	—
Debt issuance costs	—	(0.8)	(21.4)
Equity contributions from shareholders	—	—	370.0
Proceeds from equity issuance	—	249.3	—
Executive stock investments/(repurchase)	(1.0)	1.1	4.2

Net cash provided by financing activities	8.3	140.9	1,047.8

Effect of exchange rate changes on cash and cash equivalents	(0.2)	2.1	—

Net (decrease)/ increase in cash and cash equivalents for the period	(50.9)	(57.0)	241.3
Cash and cash equivalents, beginning of the period	184.3	241.3	—

Cash and cash equivalents, end of the period	$133.4	$184.3	$241.3

Supplemental Information
Interest paid	$29.0	$55.1	$28.1
Income taxes paid	$66.7	$29.3	$8.5
Non-cash Financing and Investing Activities
Change in value of financial instruments	$(10.9)	$9.0	$4.2
Property acquired through capital leases	$1.6	$11.5	$26.7

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements
($ in millions other than per share amounts)

1.	Nature of Business

Spirit AeroSystems Holdings, Inc. (“Holdings”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005, through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit” or the “Company”). Onex Corporation (“Onex”) of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, Boeing and Hawker Beechcraft Corporation (formerly Raytheon Aircraft Company). Prior to this acquisition, Holdings sold essentially all of its production to Boeing. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland and in Wichita. A new manufacturing facility is expected to open in Malaysia in early 2009.

Spirit is the majority participant in the Kansas Industrial Energy Supply Company (KIESC), a tenancy-in-common with other Wichita companies established to purchase natural gas.

In November 2007, Spirit entered into a joint-venture with Progresstech LTD of Moscow, Russia called Spirit-Progresstech LLC. Spirit and Progresstech LTD each have a 50% ownership interest in the company, which will provide engineering consulting services. The investment in Spirit-Progresstech LLC is accounted for under the equity method of accounting.

The accompanying consolidated financial statements include Spirit’s financial statements and the financial statements of its majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-K and Article 10 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2007 presentation.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include Spirit’s financial statements and the financial statements of its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies, generally 20 to 50% ownership, are accounted for by the equity method. All intercompany balances and transactions have been eliminated in consolidation. Spirit’s U.K. subsidiary uses local currency, the British pound, as its functional currency. As part of the monthly consolidation process, the functional currency is translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts as defined by SFAS No. 52, Foreign Currency Translation (as amended). In addition, Kansas Industrial Energy Supply Company (KIESC), a tenancy-in-common, is included in consolidation as Spirit owns 77.8% of the entity’s equity.

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
($ in millions other than per share amounts)

capitalized Holdings by acquiring Holdings’ stock for approximately $375.0, which was contributed as capital to Spirit.

Spirit acquired the assets and liabilities through proceeds from the initial capitalization and the $875.0 credit agreement described in Note 9. Spirit commenced operations upon closing. At acquisition, Spirit entered into long-term agreements with Boeing to supply components for all of Boeing’s existing B737, B747, B767 and B777 platforms and the new B787 platform. In connection with the acquisition, Boeing provided the Company with a delayed draw term loan facility of up to $150.0, also described in Note 9, which terminated in connection with Spirit’s initial public offering in November 2006.

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

For income tax purposes, Spirit allocated the purchase price under IRC Sec. 1060 and applied deferred taxes against any differences in the book and tax bases of the acquired assets and assumed liabilities, resulting in a net deferred tax asset. In accordance with SFAS No. 109, Accounting for Income Taxes, the company provided a full valuation allowance against the net deferred tax assets existing at the June 17, 2005 opening balance sheet date. The valuation allowance was reversed in the fourth quarter in 2006 as noted in Note 13, Income Taxes.

Direct costs of the acquisition include professional fees paid to outside advisors for investment banking, legal, tax, due diligence, appraisal and valuation services.

In connection with the acquisition, Boeing made non-interest bearing payments of $45.5 in 2007 and is required to make future non-interest bearing payments to Spirit of $116.1 and $115.4 in 2008 and 2009, respectively, attributable to the acquisition of title of various tooling and other capital assets to be determined by Spirit. Spirit will retain usage rights and custody of the assets for their remaining useful lives without compensation to Boeing. Since Spirit retains the risks and rewards of ownership to such assets, Spirit recorded such amounts as consideration to be returned from Boeing at net present value of $202.8. The initial amount will be accreted as interest income until payments occur and are recorded as a component of other assets. The accretion of interest income was $9.7 in fiscal 2005, $22.0 in fiscal 2006, and $21.1 in fiscal 2007.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The fair value of the various assets acquired and liabilities assumed was determined by management. The fair value of the net assets acquired exceeded the total consideration for the acquisition by approximately $739.1. The excess (negative goodwill) was allocated on a pro rata basis to long-lived assets and resulted in the purchase price allocation noted below:

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

In connection with the acquisition, Boeing paid Spirit $200.0 in advances in June 2005 to be applied against future B787 ship set deliveries, which is a component of long-term liabilities. Additional advance payments of $400.0 and $100.0 have been paid by Boeing to Spirit in 2006 and 2007, respectively. These advance payments will be applied to the first five hundred B787 ship sets purchased by Boeing at the rate of $1.4 per ship set. If Boeing does not take delivery of five hundred ship sets, the remaining balance of the advance payments will be first applied against any outstanding payments due to Spirit by Boeing for other B787 costs. Any remaining balance will be repaid to Boeing on December 15 each year at a prorated rate of $84.0 per year until any remaining balance of the advance payment has been recovered.

Acquisition of BAE Aerostructures

On April 1, 2006, the Company completed its purchase of BAE Aerostructures’ operations in Prestwick, Scotland and Samlesbury, England for a cash purchase price of approximately $145.7 and the assumption of certain normal course liabilities (including accounts payable of approximately $67.0), financed with available cash balances. The purpose of the acquisition was to diversify the Company’s revenue base and accelerate growth. The production facilities build structural components for Airbus models A320, A330, A340 and the A380, as well as Boeing models B767 and B777 and the Hawker (Beechcraft) 800 Series. The acquisition of the European unit gave the Company an additional 814 employees all of which are located in the United Kingdom. The European unit is known as Spirit AeroSystems (Europe) Limited (Spirit Europe).

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

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

The fair value of the various assets acquired and liabilities assumed was determined by management based on valuations performed by an independent third party. The total consideration exceeded the fair value of the net assets acquired by approximately $7.9, resulting in goodwill. The purchase price was allocated as follows:

Book Value
April 1, 2006

Cash	$0.3
Accounts receivable	64.3
Inventory	44.2
Property, plant and equipment	88.0
Intangible assets	30.1
Goodwill	7.9
Currency hedge assets	11.1
Accounts payable and accrued liabilities	(67.0)
Pension liabilities	(19.1)
Other liabilities	(12.4)
Currency hedge liabilities	(1.7)

Net assets acquired	$145.7

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The results of operations during fiscal 2007 include the favorable impact of cumulative catch-up adjustments relating to 2005 and 2006 revenues of $12.5 resulting from revised contract accounting estimates primarily as a result of cost reduction initiatives, lower fringe benefits, and depreciation and amortization costs.

Revenue Recognition

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

Estimates of revenues and costs for our contracts span a period of multiple years and are based on a substantial number of underlying assumptions. We believe that the underlying assumptions are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the revenue and cost streams can be significant if the assumptions change.

For revenues not recognized under the contract method of accounting, Spirit recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Shipping and handling costs are included in cost of sales. Revenues earned from providing maintenance services including any contracted research and development are recognized when the service is complete or other contractual milestones are attained. Revenues from non-recurring design work are recognized based on substantive milestones that are indicative of our progress toward completion.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Since Boeing retained title to tooling assets and provides such tooling to Spirit at no cost, the Company treats the amortization of Boeing-owned tooling as a reduction to revenues as required by Emerging Issues Task Force (“EITF”) 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Purchase accounting adjustments in 2006 related to the pension asset resulted in lower assigned value to the Boeing owned tooling which in turn reduced the amortization year-over-year. The Company recognized $13.5, $8.5 and $12.3, as a reduction to net revenues for the periods ended December 31, 2007, December 31, 2006 and December 29, 2005, respectively. The Company expects to recognize the following amounts as reductions to net revenues each of the next five years.

2008	$13.4
2009	8.6
2010	1.9
2011	—
2012	—

Advance payments.  Pursuant to the B787 contract, the Company has received $700.0 from Boeing in advance payments on the B787 program, which will be recovered through specified reductions in Boeing’s payments for the first five hundred production units. As of December 31, 2007, the entire $700.0 in advance payments has been received. The amount of advance payments to be so recovered against units delivering within a year is classified as a short term liability, with the balance of the unliquidated advance payments classified as a long term liability.

Deferred revenue.  Pursuant to the B737 contract, the Company has received $35.0 from Boeing in nonrefundable payments of surcharges attributable to higher production rates. These payments are classified as deferred revenue when received, and reclassified to revenue as the production units to which the surcharge applies are delivered. The Company has also received additional payments for future performance on other miscellaneous contracts. The Company’s deferred revenue liability was approximately $51.6 at December 31, 2007 and $8.2 at December 31, 2006.

Joint Venture

The investment resulting in a fifty percent ownership interest in Spirit-Progresstech LLC totaled less than $0.1 at December 31, 2007 and was accounted for under the equity method of accounting.

Research and Development

Research and development includes costs incurred for experimentation, design and testing and are expensed as incurred as required under the provisions of SFAS No. 2, Accounting for Research and Development Costs.

Cash and Cash Equivalents

Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables. Account balances are charged off against the allowance after the potential for recovery is considered remote. The Company’s allowance for doubtful accounts was approximately $1.3 and $1.2 at December 31, 2007 and December 31, 2006, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is applied using a straight-line method over the useful lives of the respective assets as described in the following table:

Estimated Useful Life

Land improvements	20 years
Buildings	40 years
Machinery and equipment	3-11 years
Tooling — Airplane program — B787	5-20 years
Tooling — Airplane program — all others	2-10 years
Capitalized software	3-5 years

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $7.5 and $10.3 for the periods ended December 31, 2007 and December 31, 2006, respectively. Repair and maintenance costs are expensed as incurred.

We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation expense related to capitalized software was $17.7, $11.3, and $2.1 for the periods ended December 31, 2007, December 31, 2006 and December 29, 2005, respectively.

Intangible Assets and Goodwill

Intangible assets are recorded at estimated fair value and are comprised of patents, favorable leasehold interests, and customer relationships that are amortized on a straight-line basis over their estimated useful lives, ranging from 6 to 16 years for patents, 14 to 24 years for favorable leasehold interests, and 8 years for customer relationships.

Goodwill resulting from the acquisition of BAE Aerostructures is not amortized.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Impairment or Disposal of Long-Lived Assets and Goodwill

Spirit reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the standard, assets must be classified as either held-for-use or available-for-sale. An impairment loss is recognized when the carrying amount of an asset that is held for use exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of the asset exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets available-for-sale, an impairment loss is recognized when the carrying amount exceeds the fair value less cost to sell. The Company performs an annual impairment test for goodwill in the fourth quarter of each year, in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.

Deferred Financing Costs

Costs relating to long-term debt are deferred and included in long-term assets. These costs are amortized over the term of the related debt or debt facilities, and are included as a component of interest expense.

Derivative Instruments and Hedging Activity

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. To account for our derivative financial instruments, we follow the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in fair value of derivatives are recorded at each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item or when the hedge is no longer effective. We present the cash flows associated with our derivatives as a component of the investing section of the Statement of Cash Flows. Our use of derivatives has generally been limited to interest rate swaps, but in fiscal 2006 we also began using derivative instruments to manage our risk associated with U.S. dollar denominated contracts negotiated by Spirit Europe.

Fair Value of Financial Instruments

The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities.

Our long-term debt consists of obligations with variable interest rates. The estimated fair value of our long-term debt obligations is based on the quoted market prices for such debt obligations. The estimated fair value of long-term debt at December 31, 2007 with a carrying value of $578 million is $570 million.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. The income tax provision is calculated for all jurisdictions in which we operate. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability and a valuation allowance is established with a corresponding additional income tax provision recorded in our Consolidated Statements of Income if their recovery is not considered likely. The provision for

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

income taxes could also be materially impacted if actual taxes due differ from our earlier estimates. The effect of changes in tax rates is recognized during the period in which the rate change is enacted.

We file income tax returns in all jurisdictions in which we operate. We establish reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited in accordance with FIN 48. We recognize the financial statement impact for tax positions only after determining that based on its technical merits the relevant tax authority would more likely than not sustain the position on audit. For tax positions meeting the “more likely than not threshold” the amount recognized in the financial statements is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. These reserves and applicable interest have been established based upon management’s assessment of the potential exposure attributable to permanent and temporary differences. All tax reserves are analyzed periodically and adjustments are made as events occur that warrant modification. We use the flow-through accounting method for investment tax credits. Under this method, investment tax credits reduce income tax expense.

We file a U.S. consolidated federal income tax return. Under our tax sharing arrangement, the cumulative tax liability for each member in the affiliated group shall not exceed the total tax liability as computed on a separate return basis.

Stock-Based Compensation and Other Share-Based Payments

The Company’s employees are participants in various stock compensation plans. The Company accounts for stock option plans, restricted share plans and other stock-based payments in accordance with SFAS No. 123(R), Share-Based Payment. The expense attributable to the Company’s employees is recognized over the period the amounts are earned and vested, as described in Note 12.

Warranty

Provisions for estimated expenses related to product warranties are made at the time products are sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims. The Company’s provision for warranty expenses at December 31, 2007 and December 29, 2006 was $9.9 and $9.6, respectively.

Fiscal Year End

The Company’s fiscal years ended on December 29, 2005, and December 31, 2006 and December 31, 2007. Both Holdings’ and the Company’s fiscal quarters end on the Thursday closest to the calendar quarter end. The Company’s 2005 results include the period from inception (February 7, 2005) through December 29, 2005.

New Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes which is an interpretation of FASB Statement 109, Accounting for Income Taxes. Interpretation No. 48, effective for fiscal years beginning after December 15, 2006, requires management to perform a two-step evaluation for all tax positions, ensuring that these tax return positions meet the “more likely than not” recognition threshold and can be measured with sufficient precision to determine the benefit recognized in the financial statements. This interpretation provides management with a comprehensive model for how the Company should recognize, measure, present, and disclose in its financial statements tax positions that the Company has taken or expects to take on its income tax returns. We adopted the provisions of Interpretation No. 48 on January 1, 2007. Previously, we had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

In accordance with Interpretation No. 48, the Company recognizes the financial statement impact of a tax position only after determining that, based on its technical merits, the relevant tax authority would more likely than not sustain the position upon audit. For tax positions meeting the “more likely than not threshold”, the amount recognized in the financial statements is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date and for the year ended December 31, 2007, Interpretation No. 48 has been applied to all tax positions as the statute of limitations has not expired for any of the Company’s tax years. As a result of the implementation of Interpretation No. 48, the Company did not incur any change in the liability for unrecognized tax benefits.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. It is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of SFAS 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. On November 14, 2007, the Financial Accounting Standards Board granted a one year deferral for non-financial assets and liabilities to comply with SFAS 157. The rule’s scheduled effective date for financial assets, November 15, remains intact. The adoption of SFAS 157 is not expected to materially affect our financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment FASB Statement No. 115, which allows for the option to measure financial instruments, warranties, and insurance contracts at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. It is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We do not presently have any financial assets or liabilities that we would elect to measure at fair value, and therefore the adoption of SFAS 157 is not expected to materially affect our financial position or results of operations.

In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141(R), which replaces SFAS No. 141. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and any goodwill acquired to be measured at their fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations completed subsequent to that adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the application of SFAS 160 to have a material impact on our financial position or results of operations.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

3.	Accounts Receivable

Accounts receivable, net consists of the following:

	December 31,	December 31,
	2007	2006

Trade receivables	$154.9	$192.1
Other	6.3	9.3

Total	161.2	201.4
Less: allowance for doubtful accounts	(1.3)	(1.2)

Accounts receivable, net	$159.9	$200.2

4.	Inventory

Inventories are summarized as follows:

	December 31,	December 31,
	2007	2006

Raw materials	$157.8	$118.1
Work-in-process	878.3	584.4
Finished goods	27.0	34.2

Product inventory	1,063.1	736.7
Capitalized pre-production	279.5	145.5

Total inventory, net	$1,342.6	$882.2

Inventories as of December 31, 2007 and December 31, 2006 are summarized by platform as follows:

	December 31,	December 31,
	2007	2006

B737	$341.9	$280.6
B747	82.8	62.8
B767	18.1	25.2
B777	158.9	152.9
B787(1)	519.0	172.2
Airbus — All platforms	86.4	70.2
Other in-process inventory related to long-term contracts and other programs(2)	135.5	118.3

Balance — December 31, 2007	$1,342.6	$882.2

(1)	B787 inventory includes $238.0 and $143.3 in capitalized pre-production costs at December 31, 2007 and December 31, 2006, respectively.

(2)	Includes contracted non-recurring services for certain derivative aircraft programs to be paid by the original equipment manufacturer, plus miscellaneous other work-in-process, and $41.5 and $2.2 of capitalized pre-production for other miscellaneous programs at December 31, 2007 and December 31, 2006, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Capitalized pre-production costs include certain costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically recovered over a certain number of ship set deliveries and the Company believes these amounts will be fully recovered.

At December 31, 2007 and December 31, 2006, work-in-process inventory included deferred production costs of approximately $57.1 and $41.8, respectively. These deferred production values represent the excess of costs incurred over estimated average costs per Boeing ship set for the 993 Boeing ship sets delivered since inception through December 31, 2007, as well as 767 Airbus ship sets delivered from April 1, 2006 through December 31, 2007. Recovery of the deferred production costs is dependent on the number of ship sets ultimately sold and actual selling prices and production costs associated with future production.

Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.

5.	Property, Plant and Equipment

Property, plant and equipment, net consists of the following:

	December 31,	December 31,
	2007	2006(1)

Land	$19.2	$19.0
Buildings (including improvements)	178.2	157.7
Machinery and equipment	396.7	219.5
Tooling	384.7	245.4
Construction in progress	164.4	213.4

Total	1,143.2	855.0
Less: accumulated depreciation	(179.4)	(81.2)

Property, plant and equipment, net	$963.8	$773.8

(1)	Land improvements of $3.5 have been reclassified from Land to Buildings in the December 31, 2006 figures to conform to current year presentation.

6.	Long-Term Receivable

In connection with the acquisition, Boeing is required to make future non-interest bearing payments to Spirit attributable to the acquisition of title of various tooling and other capital assets to be determined by Spirit. Spirit will retain usage rights and custody of the assets for their remaining useful lives without compensation to Boeing.

The following is a schedule of future payments from our long-term and short-term receivables:

2008	$116.1
2009	115.4

Total	$231.5

A discount rate of 9.75% was used to record these payments at their estimated present value of $208.8 and $233.2 at December 31, 2007 and December 31, 2006, respectively. At December 31, 2007, the current portion of the long-term receivable was $109.5. Also included in the long-term receivable is $23.7 of B787 receivables not due until Boeing’s first aircraft delivery.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

7.	Other Assets

Other assets are summarized as follows:

	December 31,	December 31,
	2007	2006

Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	34.3	33.8

Total intangible assets	46.0	45.5
Less: Accumulated amortization-patents	(0.4)	(0.2)
Accumulated amortization-favorable leasehold interest	(1.9)	(1.3)
Accumulated amortization-customer relationships	(7.5)	(3.2)

Intangible assets, net	36.2	40.8
Deferred financing costs, net	12.2	14.8
Fair value of derivative instruments	5.5	24.3
Goodwill — Europe	3.7	6.0
Other	3.5	4.1

Total	$61.1	$90.0

Deferred financing costs are recorded net of $10.7 and $8.4 of accumulated amortization at December 31, 2007 and December 31, 2006, respectively.

The Company recognized $5.1 and $3.4 of amortization expense of intangibles for the twelve months ended December 31, 2007 and December 31, 2006, respectively and $1.3 for the period June 17, 2005 through December 29, 2005.

Estimated amortization expense associated with the Company’s amortizable intangible assets for each of the next five years is as follows:

2008	$5.1
2009	$5.0
2010	$5.0
2011	$5.0
2012	$4.9

8.	Derivative and Hedging Activities

In July 2005, in connection with the execution of the credit agreement as described in Note 9, the Company entered into floating-to-fixed interest rate swap agreements with notional amounts totaling $500.0. The terms and fair value of the swaps are as follows:

				Effective	Fair Value,
		Variable	Fixed	Fixed	December 31,
Principal Amount	Expires	Rate	Rate	Rate	2007

$100	July 2008	LIBOR	4.24%	5.99%	$0.1
$300	July 2009	LIBOR	4.30%	6.05%	$(2.2)
$100	July 2010	LIBOR	4.37%	6.12%	$(1.4)

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The purpose of entering into these swaps was to reduce Spirit’s exposure to variable interest rates. The settlement and maturity dates are provided above. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the interest rate swaps are being accounted for as cash flow hedges. The fair value of the interest rate swaps was a liability (unrealized loss) of $(3.5) at December 31, 2007 and an asset (unrealized gain) of $8.6 at December 31, 2006. The after-tax impact of $(2.2) and $5.3 was recorded as a component of Other Comprehensive Income for the periods ended December 31, 2007 and December 31, 2006, respectively.

In April 2006, the Company acquired BAE Aerostructures headquartered in Prestwick, Scotland. The functional currency of BAE Aerostructures is the British pound sterling with approximately 83% of revenues from contracts denominated in British pounds and 75% of purchases denominated in British pounds. To reduce the risks associated with the changes in exchange rates on sales and purchases denominated in other currencies, the Company enters into foreign currency exchange contracts. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the foreign currency exchange contracts are being accounted for as cash flow hedges. As of December 31, 2007 the Company determined that some of the forward contracts were ineffective, resulting in a positive impact to current earnings of less than $0.1. The fair value of the forward contracts was a net asset of $7.7 as of December 31, 2007 and $12.4 as of December 31, 2006, which was recorded to Other Comprehensive Income, net of tax.

The Company, as of December 31, 2007 and December 31, 2006, did not hold any derivative instruments for trading purposes. The only derivatives that the Company transacts are interest rate swaps related to its variable interest rate on debt and foreign currency exchange contracts related to U.S. dollar receipts and purchases in its foreign subsidiary, Spirit Europe. On the date a derivative contract is entered into, the Company designates the derivative as a hedge of the variability of cash flows to be received or paid related to the debt or foreign exchange contract, as an asset or liability (cash flow hedge). For such hedges, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instruments, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking such derivatives that are designated as cash-flow hedges specific to debt liabilities on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge is recorded in Other Comprehensive Income, net of tax, to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash-flow hedge is reported in the results of operations.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate long-term debt obligations are reported in Accumulated Other Comprehensive Income, net of tax. Similarly, the changes in fair value of the foreign currency exchange contracts designated as cash-flow hedges are also reported in Accumulated Other Comprehensive Income, net of tax. These amounts related to interest rate swaps subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. Reclassification of the amounts related to the foreign currency exchange contracts are recorded to revenues in the same period in which the contract is settled. If the Company receives funds from the interest rate swaps, the amount received is classified as interest expense.

To the extent that derivatives do not qualify for hedge accounting treatment, the derivatives are “marked to market” with the changes in fair market value of the instruments reported in the results of operations for the current period.

9.	Debt

Credit Agreement

In connection with the Boeing Acquisition as described in Note 2, Spirit executed an $875.0 credit agreement that consisted of a $700.0 senior secured term loan used to fund the acquisition and pay all related fees and expenses associated with the acquisition and the credit agreement, and a $175.0 senior secured revolving credit facility. On November 27, 2006, the credit agreement was amended to, among other things, increase the revolving credit facility to $400.0. Commitment fees associated with the revolver total 50 basis points on the undrawn amount and 225 basis points on letters of credit. As of December 31, 2007, the Company has no outstanding loans under the revolving credit facility. The entire asset classes of the Company, including inventory and property, plant, and equipment, are pledged as collateral for both the term loan and the revolving credit facility.

Prior to the November 27, 2006 amendment of the credit agreement, the senior secured term loan required quarterly principal installments of $1.8 beginning in September 2005 through December 2010, with the balance due in four equal quarterly installments of $165.4 in 2011. As part of the November 27, 2006 amendment, the quarterly principal payments on the senior secured term loan were reduced to $1.5 starting December 31, 2006 and continuing through September 2012, with the balance due in four equal quarterly payments of $138.9 starting December 2012 through September 2013. There are provisions in the agreement that require mandatory prepayments to be made with specified percentages of net cash proceeds received by Spirit and its subsidiaries from the sale of certain assets or the incurrence of additional debt not otherwise permitted under the credit agreement and certain insurance and indemnity payments. Per the agreement, as in effect prior to the November 27, 2006 amendment, the Company made a principal payment of $100.0 on the senior debt on November 27, 2006, using proceeds from the public offering of Spirit AeroSystems Holdings, Inc. stock. In addition, Spirit is required to prepay the loans annually with a percentage of its excess cash flow (as calculated in accordance with the credit agreement) if the Company’s debt leverage ratio is greater than 2.5x. As of December 31, 2007 no additional payment is anticipated. The amended secured term loan matures September 2013 and the revolving facility matures June 2010. As of December 31, 2007 and December 31, 2006, the outstanding balance of the term loan was $583.8 and $589.8, respectively. No amounts were outstanding under the revolving credit facility at either December 31, 2007 or December 31, 2006.

Prior to the November 27, 2006 amendment of the credit agreement, the borrowings under the term loan bore interest based on LIBOR plus an interest rate margin of 2.35% or a base rate plus an interest rate margin of 1.35%, which in either case, included 0.1% payable to an affiliate of Onex. With the amendment dated November 27, 2006, the interest rate margin was reduced to 1.75% for term loans bearing interest based on LIBOR, and 0.75% for term loans bearing interest based on the base rate, and the 0.1% payable to the affiliate of Onex was eliminated, (interest rates at December 31, 2007 and December 31, 2006 were 6.90% and 7.11%, respectively), payable quarterly. In connection with the term loan, Spirit entered into interest rate swap agreements to fix the interest rate on $500.0 of

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

the term loan, as described in Note 8. The borrowings under the revolving facility bear interest based on LIBOR or a base rate plus an interest rate margin of up to 2.75%, and 1.75%, respectively, payable at maturity or quarterly, whichever comes first.

The amended credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. This agreement also contains a financial covenant, consisting of a maximum total leverage ratio that decreases over time, currently at 3.5x in 2008, 3.0x in 2009, 2.5x in 2010, and 2.25x in 2011 through 2013. The credit agreement contained a minimum interest coverage ratio that was removed as part of the November 27, 2006 amendment, together with the limitation on annual capital expenditures that existed prior to the amendment. The leverage ratio compares the balance of total senior credit facility debt to an adjusted EBITDA, which is the amount of income (loss) from operations before depreciation and amortization expenses and other specifically identified exclusions. The leverage ratio is calculated each quarter in accordance with the credit agreement. Failure to meet this financial covenant would be an event of default under the senior secured credit facility. The Company remained in compliance with such covenant as of and during the fiscal periods ending December 31, 2007 and December 31, 2006.

Total debt shown on the balance sheet is comprised of the following:

	December 31,	December 31,
	2007	2006

Senior secured debt	$583.8	$589.8
Present value of capital lease obligations	11.2	28.4

Total	$595.0	$618.2

Principal Repayments

The annual minimum repayment requirements for the next five years on senior secured debt are as follows:

As of
December 31,
2007

2008	$5.9
2009	$5.9
2010	$5.9
2011	$5.9
2012	$143.4
Thereafter	$416.8

10.	Pension and Other Post-Retirement Benefits

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
($ in millions other than per share amounts)

in 2006. The UAW bargaining agreement provides for a $0.05 increase per hour in the contribution rate beginning in 2008, and an additional $0.05 increase per hour beginning in 2010.

The Company made contributions of $17.9 and $15.8 to the IAM National Pension Fund on behalf of IAM and UAW members for the twelve months ended December 31, 2007 and December 31, 2006, respectively.

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

Defined Contribution Plans

The Company contributes to a defined contribution plan available to all employees, excluding IAM and UAW represented employees. Under the plan, the Company can make a matching contribution of 75% of the employee contribution to a maximum 8% of eligible individual employee compensation. In addition, non-matching contributions based on an employee’s age and service are paid at the end of each calendar year for certain employee groups.

The Company recorded $31.5 and $31.0 in contributions to these plans for the twelve months ended December 31, 2007 and December 31, 2006, respectively.

On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who are hired after the date of acquisition. Under the plan, the Company contributes 8% of basic salary while participating employees are required to contribute 4% of basic salary. The Company recorded $0.2 in contributions to this plan for the period April 1, 2006 through December 31, 2006 and $0.2 in contributions for the period ending December 31, 2007.

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

On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined benefit pension plan for those employees that had pension benefits remaining in BAE Systems’ pension plan. The plan is not open to new participants. The liability to the Company represents the cost of providing benefits in line with

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

salary increases to the extent that future salary increases exceed the inflation adjustments applied to the benefits within the BAE Systems plan. BAE Systems will provide increases to past service benefits in line with inflation, subject to a maximum of 5% per annum compounded, and the Company’s plan is responsible for funding the difference between the BAE Systems increases and actual salary increases. In addition, this plan provides future service benefit accruals for covered employees. The amount included for this pension plan within other liabilities on the Company’s balance sheet is $8.6 at December 31, 2007 and $19.9 at December 31, 2006. The pension adjustment to accumulated other comprehensive income (AOCI) for the fiscal year ended December 31, 2007 is $91.7, or $54.5, net of tax.

Other Post-Retirement Benefit Plans

We also have post-retirement health care coverage for eligible U.S. retirees and qualifying dependents prior to age 65. Eligibility for employer-provided benefits is limited to those employees who were employed at the date of acquisition (Spirit) and retire on or after attainment of age 62 and 10 years of service. Employees who do not satisfy these eligibility requirements can retire with post-retirement medical benefits at age 55 and 10 years of service, but they must pay the full cost of medical benefits provided.

The Company recorded $2.9 and $3.6 in expense associated with its other post-retirement plans for the fiscal years ended December 31, 2007 and December 31, 2006, respectively. The adjustment to AOCI for post-retirement benefits for the fiscal year ended December 31, 2007, is $2.5, or $1.5 net of tax.

Changes Required by FAS 158

During 2006, the FASB issued Statement 158 (FAS 158). In accordance with this new statement, we have reflected the year-end funded status for each defined benefit and other post-retirement benefit plan on the company’s balance sheet. As of December 31, 2007, we recorded an asset of $318.7 for our qualified pension plan, a liability of $0.7 for our nonqualified pension plan and a liability of $33.6 for our post-retirement medical plan. For the U.K. plan, we recorded a liability of $8.7 as of December 31, 2007. FAS 158 did not change net income nor comprehensive income for the fiscal year ending December 31, 2006, but it did require a one-time adjustment to AOCI in shareholders’ equity of $69.2 (total for U.S. and U.K. plans, before tax effect). The adjustments to AOCI were comprised of $64.7 of pension, or $40.0 net of tax, and $4.5 of post-retirement benefits, or $2.8 net of tax.

FAS 158 also requires that we change our measurement date from November 30 to the fiscal year-end (i.e., December 31) by year-end 2008. In the year that we make this change, it will result in a separate adjustment to retained earnings to reflect one additional month of expense and a separate adjustment in AOCI to reflect changes in plan assets and benefit obligations between November 30 and December 31. We intend to make this change in the 2008 fiscal year for all plans in the U.S. Our Europe plans currently use a December 31 measurement date.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Obligations and Funded Status

The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the Consolidated Statements of Financial Position for the fiscal years 2007 and 2006. Benefit obligation balances presented in the table reflect the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for our pension plans, and accumulated post-retirement benefit obligations (APBO) for our post-retirement medical plan. We use a measurement date of November 30 for our U.S. pension and post-retirement medical plans.

			Other
	Pension Benefits		Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2007	2006	2007	2006

Change in projected benefit obligation:
Beginning Balance	$613.3	$543.1	$33.1	$31.2
Acquisitions	—	12.3	—	0.3
Service Cost	—	—	1.6	1.8
Interest Cost	35.3	33.3	1.7	1.8
Amendments	—	—	—	—
Actuarial (gains) and losses	(88.0)	25.7	(2.8)	(2.0)
Benefits paid	(0.9)	(1.1)	—	—

Projected benefit obligation at the end of the period	$559.7	$613.3	$33.6	$33.1

Assumptions used to determine benefit obligation:
Discount rate	6.60%	5.75%	6.40%	5.60%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	10.00%	9.00%
Ultimate trend rate	N/A	N/A	5.00%	5.00%
Year that ultimate trend rate is reached	N/A	N/A	2013	2011
Change in fair value of plan assets:
Beginning Balance	$819.9	$549.4	$—	$—
Acquisitions	—	177.5	—	—
Actual return on assets	60.9	95.0	—	—
Benefits paid	(0.9)	(1.1)	—	—
Expenses paid	(2.2)	(0.9)	—	—

Ending Balance	$877.7	$819.9	$—	$—

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$318.0	$206.6	$(33.6)	$(33.1)
Employer contributions between measurement date and fiscal year-end	—	—	—	—

Net amounts recognized	$318.0	$206.6	$(33.6)	$(33.1)

Amounts recognized in the balance sheet:
Noncurrent assets	$318.7	$207.3	$—	$—
Current liabilities	—	—	—	—
Noncurrent liabilities	(0.7)	(0.7)	(33.6)	(33.1)

Net amounts recognized	$318.0	$206.6	$(33.6)	$(33.1)

Amounts not yet reflected in net periodic benefit cost and included in AOCI (FAS 158):
Prior service cost credit	$—	$—	$—	$—
Accumulated gain (loss)	144.5	65.4	7.0	4.5

Accumulated other comprehensive income (AOCI)	$144.5	$65.4	$7.0	$4.5
Cumulative employer contributions in excess of net periodic benefit cost	173.5	141.2	(40.6)	(37.6)

Net amount recognized in statement of financial position	318.0	206.6	(33.6)	(33.1)
AOCI before FAS 158	$—	$—	$—	$—
Change in AOCI due to FAS 158	N/A	65.4	N/A	4.5
Information for pension plans with benefit obligations in excess of plan assets
Projected benefit obligation/APBO	$0.7	$0.7	$33.6	$33.1
Accumulated benefit obligation	0.7	0.7	—	—
Fair value assets	—	—	—	—

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2007	2006

Change in projected benefit obligation:
Beginning Balance	$28.5	$—
Acquisitions	—	19.1
Service Cost	7.9	5.2
Interest Cost	1.4	0.8
Employee contributions	0.1	0.1
Amendments	—	—
Actuarial (gains) and losses	(9.0)	—
Settlements	—	—
Benefits paid	(0.1)	—
Rebates from U.K. Government	0.4	0.6
Exchange rate changes	0.4	2.7

Projected benefit obligation at the end of the period	$29.6	$28.5

Assumptions used to determine benefit obligation:
Discount rate	5.40%	5.00%
Rate of compensation increase	4.00%	4.00%
Change in fair value of plan assets:
Beginning Balance	$8.6	$—
Acquisitions	—	—
Actual return on assets	0.2	0.1
Company contributions	12.1	8.0
Employee contributions	0.1	0.1
Settlement/curtailment	—	—
Benefits paid	(0.1)	—
Expenses paid	—	—
Exchange rate changes	—	0.4

Ending Balance	$20.9	$8.6

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$(8.7)	$(19.9)
Employer contributions between measurement date and fiscal year-end	—	—

Net amounts recognized	$(8.7)	$(19.9)

Amounts recognized in the balance sheet:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(8.7)	(19.9)

Net amounts recognized	$(8.7)	$(19.9)

Amounts not yet reflected in net periodic benefit cost and included in AOCI (FAS 158):
Prior service (cost) credit	$—	$—
Accumulated gain (loss)	7.2	(0.7)

Accumulated other comprehensive income (AOCI)	7.2	(0.7)
Prepaid (unfunded accrued) pension cost	(15.9)	(19.2)

Net amount recognized in statement of financial position	(8.7)	(19.9)

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for 2005, 2006, and 2007 are as follows:

				Other
				Post-Retirement
	Pension Benefits			Benefits
	Periods Ended			Periods Ended
	December 31,			December 31,
U.S. Plans	2007	2006	2005	2007	2006	2005

Components of net periodic benefit cost (income):
Service Cost	$—	$—	$—	$1.5	$1.8	$1.0
Interest Cost	35.3	33.3	17.4	1.7	1.8	0.9
Expected return on plan assets	(67.5)	(67.2)	(23.5)	—	—	—
Amortization of net (gain) loss	—	—	—	(0.3)	—	—
Amortization of prior service cost	—	—	—	—	—	—

Net periodic benefit cost (income)	$(32.2)	$(33.9)	$(6.1)	$2.9	$3.6	$1.9

Other changes recognized in OCI:
Total recognized in OCI	$(79.2)	$—	$—	$(2.4)	$—	$—
Total recognized in net periodic benefit cost and OCI	$(111.4)	$(33.9)	$(6.1)	$0.5	$3.6	$1.9

Assumptions Used to Determine Net Periodic Benefit Costs:
Discount rate	5.75%	6.00%	5.50%	5.60%	5.75%	5.25%
Expected return on plan assets	8.25%	8.25%	8.25%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	9.00%	10.00%	11.00%
Ultimate trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2011	2011	2011

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for 2006 and 2007 are as follows:

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2007	2006

Components of net periodic benefit cost (income):
Service Cost	$8.0	$5.2
Interest Cost	1.5	0.8
Expected return on plan assets	(0.8)	(0.2)
Amortization of net (gain) loss	—	—
Amortization of prior service cost	—	—

Net periodic benefit cost (income)	$8.7	$5.8

Other changes recognized in OCI :
Total recognized in OCI	$(8.0)	$—
Total recognized in net periodic benefit cost and OCI	0.7	5.8

Assumptions Used to Determine Net Periodic Benefit Costs:
Discount rate	5.00%	5.00%
Expected return on plan assets	5.83%	5.00%
Salary increases	4.00%	4.00%

The estimated net (gain) loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $(6.9).

The Company sets the discount rate assumption annually for each of its retirement-related benefit plans as of the measurement date, based on a review of projected cash flow and a long-term high-quality corporate bond yield curve. The discount rate determined on each measurement date is used to calculate the benefit obligation as of that date, and is also used to calculate the net periodic benefit (income)/cost for the upcoming plan year.

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

A one-percentage point increase in the initial through ultimate assumed health care trend rates would have increased the Accumulated Post-retirement Benefit Obligation by $4.3 at November 30, 2007 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2007 by $0.4. A one-percentage point decrease would have decreased the obligation by $3.8 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2007 by $0.4.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

U.S. Plans

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

Investment guidelines include that no security, except issues of the U.S. Government, shall comprise more than 5% of total Plan assets and further, no individual portfolio shall hold more than 7% of its assets in the securities of any single entity, except issues of the U.S. Government. The following derivative transactions are prohibited — leverage, unrelated speculation and “exotic” collateralized mortgage obligations or CMOs. Investments in hedge funds, private placements, oil and gas and venture capital must be specifically approved by the Company in advance of their purchase.

The Company’s plans have asset allocations for the U.S., as of November 30, 2007 and November 30, 2006, as follows:

	2007	2006

Asset Category — U.S.
Equity securities — U.S.	45%	50%
Equity securities — International	9%	13%
Debt securities	40%	29%
Real estate	6%	5%
Other	—	3%

Total	100%	100%

U.K. Plans

The Trustee’s investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is, to achieve a return on the total Plan which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Equities	50%
Bonds	50%

The Company’s plans have asset allocations for the U.K., as of December 31, 2007 and December 31, 2006, as follows:

	2007	2006

Asset Category — U.K.
Equity securities	47%	44%
Debt securities	47%	56%
Real estate	—	—
Other	6%	—

Total	100%	100%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be $0.0 in 2008 and discretionary contributions are not expected in 2008. SERP and post-retirement medical plan contributions in 2008 are not expected to exceed $0.1. Expected contributions to the U.K. plan for 2008 are $12.6.

We monitor our defined benefit pension plan asset investments on a quarterly basis and we believe that we are not exposed to any significant credit risk in these investments.

The total benefits expected to be paid over the next ten years from the plans’ assets or the assets of the Company, by country, are as follows:

		Other
		Post-Retirement
U.S.	Pension Plans	Benefit Plans

2008	$3.2	$0.1
2009	$5.1	$0.2
2010	$7.5	$0.3
2011	$10.3	$0.4
2012	$13.5	$0.4
2013-2017	$134.4	$23.6

U.K.	Pension Plans

2008	$0.3
2009	$0.5
2010	$0.7
2011	$1.0
2012	$1.4
2013-2017	$15.1

11.	Capital Stock

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

In association with the Boeing Acquisition, Spirit executives with balances in Boeing’s Supplemental Executive Retirement Plan (SERP) were authorized to purchase a fixed number of units of Holdings “phantom stock” at $3.33 per unit based on the present value of their SERP balances. Under this arrangement, 860,244 phantom units were purchased. Any payment on account of units may be made in cash and/or shares of class B common stock at the sole discretion of Holdings.

12.	Stock Compensation

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

For the fiscal period ended December 31, 2007, the Company recognized a total of $34.2 of stock compensation cost, which was offset by a $1.2 reduction resulting from stock forfeitures. Of the total $33.0 million of stock compensation in 2007, $32.6 million was recorded as expense in selling, general and administrative expense while the remaining $0.4 million was capitalized in inventory and is recognized through cost of sales consistent with the accounting methods we follow per SOP 81-1. The Company recognized a total of $56.6 and $34.7 of stock compensation expense for the periods ended December 31, 2006 and December 29, 2005, respectively. The total income tax benefit recognized in the income statement for share based compensation arrangements was $12.4, $20.3, and $13.3 for 2007, 2006, and 2005, respectively. The restricted class B common stock grants that occurred after the Boeing Acquisition were approximately 640,654 under the Short Term Incentive Plan; 141,941 under the Long Term Incentive Plan; 9,392,652 under the Executive Incentive Plan; 390,000 under the Director Stock Plan; and 0 shares under the Union Equity Participation Plan. The fair value of vested shares was $57.0 and $43.8 at December 31, 2007 and December 31, 2006, respectively, based on the value of Holdings’ common stock on those dates.

Executive Incentive Plan

Holdings’ Executive Incentive Plan or EIP is designed to provide participants with the opportunity to acquire an equity interest in the Company through direct purchase of Holdings’ class B common stock shares at prices established by the board of directors or through grants of class B restricted common stock shares with performance based vesting. The Company has the sole authority to designate either stock purchases or grants of restricted shares. The total number of shares authorized under the EIP is 15,000,000 and the grant terminates at the end of ten years.

Holdings has issued restricted shares as part of the Company’s EIP. The restricted shares have been granted in groups of four shares. Participants do not have the unrestricted rights of stockholders until those shares vest. The shares may vest upon a liquidity event, with the number of shares vested based upon a participant’s number of years of service to the Company, the portion of the investment by Onex and its affiliates liquidated through the date of the liquidity event and the return on invested capital by Onex and its affiliates through the date of the liquidity event. If a specific type of liquidity event has not occurred by the 10th year, shares may vest based on a valuation of Holdings. The Company’s initial public offering in November 2006 (the “IPO”) and secondary offering in May 2007 were considered liquidity events under the EIP. Holdings records expenses equal to the fair value of the award over a five year vesting period. The fair value of the award is based on the value of each share at the time of the grant multiplied by the probability of the share vesting based on historical performance of Onex’s controlled investments. Holdings expensed $26.5, offset by $0.9 expense reduction resulting from stock forfeitures for the year ended December 31, 2007. Included in this was a catch-up adjustment of $7.0 recorded in the second quarter related to the acceleration of vesting caused by the May 2007 secondary offering. Holdings expensed a total of $41.1 and $18.6 for the periods ended December 31, 2006 and December 29, 2005, respectively. Holdings’ unamortized stock compensation related to these restricted shares is $17.7 and $47.7 at December 31, 2007 and December 31, 2006, respectively, and will be recognized using a graded vesting basis over five years. The weighted average remaining period of compensation cost not yet recognized is 2.6 years. The weighted average remaining period for the vesting of these shares is 7.6 years. The intrinsic values of the unvested shares at December 31, 2007 and December 31, 2006 were $85.2 and $179.4, respectively, based on the value of Holdings’ stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The following table summarizes the activity of restricted shares under the EIP for the periods ended December 29, 2005, December 31, 2006 and December 31, 2007:

	Shares	Value (1)
	(Thousands)

Executive Incentive Plan
Nonvested at February 7, 2005 (date of inception)	—	$—
Granted during period	8,476	90.8
Vested during period	—	—
Forfeited during period	—	—

Nonvested at December 29, 2005	8,476	90.8
Granted during period	916	16.6
Vested during period	(4,031)	(46.2)
Forfeited during period	—	—

Nonvested at December 31, 2006	5,361	61.2
Granted during period	—	—
Vested during period	(2,555)	(28.9)
Forfeited during period	(337)	(4.3)

Nonvested at December 31, 2007	2,469	$28.0

(1)	Value represents grant date fair value.

Board of Directors Stock Awards

This plan provides non-employee directors the opportunity to receive grants of restricted shares of class B common stock subject to certain vesting provisions. The maximum aggregate number of shares that may be granted to participants is 3,000,000 shares.

As part of their overall compensation package, Holdings restricted class B common stock valued at $5.8 was granted to members of the Holdings’ Board of Directors in December 2005 based on the value of Holdings’ common stock at the grant date. These shares vest upon the achievement of certain performance conditions and the occurrence of a liquidity event. If participants cease to serve as directors within a year of the grant, the restricted shares are forfeited. In addition, any remaining restricted shares are forfeited five years after a participant ceases to serve as a director. All remaining shares granted to members of Holdings’ Board of Directors vested in 2007. Holdings expensed $0.0, $5.6, and $0.2 during the periods ended December 31, 2007, December 31, 2006, and December 29, 2005, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The following table summarizes stock grants to members of the Holdings’ Board of Directors for the periods ended December 29, 2005, December 31, 2006 and December 31, 2007:

	Shares	Value (1)
	(Thousands)

Board of Directors Stock Grants
Nonvested at February 7, 2005 (date of inception)	—	$—
Granted during period	390	5.8
Vested during period	—	—
Forfeited during period	—	—

Nonvested at December 29, 2005	390	$5.8
Granted during period	—	—
Vested during period	(167)	(2.5)
Forfeited during period	—	—

Nonvested at December 31, 2006	223	$3.3
Granted during period	—	—
Vested during period	(223)	(3.3)
Forfeited during period	—	—

Nonvested at December 31, 2007	—	$—

(1)	Value represents grant date fair value.

Short Term Incentive Plan

The Short-Term Incentive Plan enables eligible employees to receive incentive benefits in the form of restricted class B stock in Holdings, cash, or both, as determined by the Board of Directors or its authorized committee. The stock portion vests one year from the date of grant. Restricted shares are forfeited if the employee’s employment terminates prior to vesting. For 2005, $10.4 was awarded under this plan, $6.6 in restricted stock (390,393 shares) and $3.8 in cash. The cash portion was treated as 2005 compensation expense, and $5.8 was expensed in 2006 for the stock portion awarded for the 2005 plan year and granted in 2006. In the first quarter of 2007, we recognized $0.7 of expense related to the shares granted under the 2005 plan, which fully vested twelve months from the grant date. For the 2006 plan year, 250,261 shares with a value of $7.5 were granted on February 22, 2007 and will vest on the one-year anniversary of the grant date. The 2006 cash award of $7.5 was expensed in 2006 and paid in 2007. Holdings expensed $7.1 for the twelve months ended December 31, 2007 offset by $0.3 expense reduction resulting from stock forfeitures for the 2005 and 2006 plan year awards. The intrinsic value of the unvested shares at December 31, 2007 and December 31, 2006 was $8.0 and $15.6, respectively, based on the value of Holdings’ common stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The following table summarizes the activity of the restricted shares under the Short Term Incentive Plan for the twelve months ended December 31, 2006 and December 31, 2007:

	Shares	Value(1)
	(Thousands)

Short Term Incentive Plan
Nonvested at December 29, 2005	—	$—
Granted during period	390	6.6
Vested during period	—	—
Forfeited during period	—	—

Nonvested at December 31, 2006	390	6.6
Granted during period	250	7.5
Vested during period	(381)	(6.4)
Forfeited during period	(27)	(0.7)

Nonvested at December 31, 2007	232	$7.0

(1)	Value represents grant date fair value.

Long Term Incentive Plan

The Long Term Incentive Plan is designed to encourage retention of key employees. In the first quarter of 2006, 74,550 shares valued at $1.2 were granted with a one year vesting period. Holdings expensed $1.1 for the year ended December 31, 2006. For the 2007 grant, one-half of the granted restricted shares of class B common stock vest on the second anniversary of the grant date, and the other half vest on the fourth anniversary of the grant date. Restricted shares are forfeited if the employee’s employment terminates prior to vesting. In the first quarter of 2007, 67,391 shares valued at $2.0 were granted. Holdings expensed $0.6 in the twelve months ended December 31, 2007. The intrinsic value of the unvested shares at December 31, 2007 was $2.1 based on the value of Holdings’ common stock and the number of unvested shares.

The following table summarizes the activity of the restricted shares under the Long Term Incentive Plan for the periods ended December 31, 2006 and December 31, 2007:

	Shares	Value(1)
	(Thousands)

Long Term Incentive Plan
Nonvested at December 29, 2005	—	$—
Granted during the period	75	1.2
Vested during period	—	—
Forfeited during the period	—	—
Nonvested at December 31, 2006	75	1.2
Granted during the period	67	2.0
Vested during period	(75)	(1.2)
Forfeited during the period	(5)	(0.2)

Nonvested at December 31, 2007	62	$1.8

(1)	Value represents grant date fair value.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

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

Union Equity Participation Plan

As part of certain collective bargaining agreements, Holdings had established a Union Equity Participation Plan pursuant to which it issued shares of its class A common stock for the benefit of approximately 4,676 employees represented by the IAM, UAW and IBEW based on benefits determined on the closing date of the IPO. The number of shares issued equaled 1,034 times the number of employees eligible to receive stock under the Union Equity Participation Plan.

The following table summarizes the activity of Union Equity Participation Plan Stock Appreciation Rights, or SARs, for the periods ended December 29, 2005, December 31, 2006 and December 31, 2007:

	SARs	Value(1)
(Thousands)

Union Equity Participation Plan
Nonvested at February 7, 2005 (date of inception)	—	$—
Granted during period(2)	4,812	125.1
Vested during period	—	—
Exercised during period	—	—
Forfeited during period	—	—

Nonvested at December 29, 2005	4,812	125.1
Granted during period	—	—
Vested during period(3)	(4,812)	(125.1)
Exercised during period	—	—
Forfeited during period	—	—

Nonvested at December 31, 2006	—	—
Granted during period	—	—
Vested during period	—	—
Exercised during period	—	—
Forfeited during period	—	—
Recalled during the period	—	—

Nonvested at December 31, 2007	—	$—

(1)	Value represents the IPO stock value of $26 per share on closing date of IPO, on November 27, 2006.

(2)	Although the UEP plan began in June 2005, no expenses were recorded at that time as the IPO which triggered the obligation had not yet occurred.

(3)	Upon the closing date of the IPO, all rights to receive stock were considered vested. The share figure represents the estimated amount of shares that will be issued to eligible employees on or before March 15, 2007.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

13.	Income Taxes

The following summarizes pretax income (loss):

	2007	2006	2005

U.S.	$403.7	$(73.2)	$(76.6)
International	16.1	1.7	—

Total	$419.8	$(71.5)	$(76.6)

The following tax provision contains the following components:

	2007	2006	2005

Current
Federal	$111.0	$25.3	$16.3
State	3.3	1.1	—
Foreign	4.2	—	—

Total current	118.5	26.4	16.3

Deferred
Federal	22.1	(88.8)	(2.3)
State	(18.7)	(26.5)	(0.3)
Foreign	1.0	0.6	—

Total deferred	4.4	(114.7)	(2.6)

Total tax expense (benefit)	122.9	$(88.3)	$13.7

The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	2007		2006		2005

Tax at U.S. Federal statutory rate	$146.9	35.0%	$(25.0)	35.0%	$(26.8)	35.0%
State income taxes, net of Federal benefit	(10.8)	(2.6)	(16.3)	22.8	(3.9)	5.1
Valuation allowance (reversal)	—	—	(40.1)	56.1	41.5	(54.2)
Research and Development Credit	(5.7)	(1.4)	(7.3)	10.2	—	—
Domestic Production Activities Deduction	(7.3)	(1.7)	—	—	—	—
Other	(0.2)	—	(0.7)	0.9	(0.5)	0.6
Stock compensation	—	—	1.1	(1.5)	3.4	(4.4)

Total provision (benefit) for income taxes	$122.9	29.3%	$(88.3)	123.5%	$13.7	(17.9)%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Tax effected, significant temporary differences comprising the net deferred tax asset are as follows:

	2007	2006

Long-term contracts	$96.5	$67.9
Post-retirement benefits other than pensions	12.8	12.7
Pension and other employee benefit plans	(107.3)	(62.7)
Employee compensation accruals	29.0	23.3
Depreciation and amortization	(15.7)	21.5
Inventory	33.0	38.9
Interest swap contracts	1.3	(5.3)
State income tax credits	23.4	8.1
Accruals and reserves	4.8	—
Financial derivatives	(7.5)	—
Foreign currency exchange	2.3	—
Other	1.5	2.9

Net deferred tax asset	74.1	107.3

Deferred tax detail above is included in the consolidated balance sheet and supplemental information as follows:

	2007	2006

Current deferred tax assets	$67.3	$64.9
Current deferred tax liabilities	—	—

Net current deferred tax asset	67.3	64.9

Non-current deferred tax assets	30.5	117.8
Non-current deferred tax liabilities	(23.7)	(75.4)

Net non-current deferred tax asset	$6.8	$42.4

As required under SFAS 123R, $34.0 was recorded to Additional Paid in Capital, representing the tax effect associated with the net excess tax pool created during 2007 due to share awards paid with a fair market value in excess of the book accruals for those awards.

In accordance with APB 23, Accounting for Income Taxes-Special Areas and SFAS 109, management has maintained a permanent reinvestment strategy as it relates to the Company’s foreign operations. As such, deferred taxes have not been provided on unremitted earnings for our U.K., Germany, and Singapore subsidiaries. These unremitted earnings have an immaterial impact, if any, on the financial statements.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. This did not result in any change to the liability for unrecognized tax benefits.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The beginning and ending unrecognized tax benefits reconciliation is as follows:

Balance, January 1, 2007	$21.6
Additions based upon tax positions related to the current year	0.5
Changes for tax positions of prior years	4.6
Settlements	—
Lapse of statute of limitations	—

Balance December 31, 2007	$26.7

Included in the amounts above were $1.0 at December 31, 2007 and $0.7 at January 1, 2007 in tax effected unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s annual effective tax rate. We are not currently under examination in any tax jurisdiction. We reasonably expect no material change related to our current positions in our recorded unrecognized tax benefit liability in the next 12 months. There is no schedule detailing the cash impact associated with the income tax liability for uncertain tax positions due to the uncertainty involving when this liability will reverse.

We recognize interest related to unrecognized tax benefits in interest expense while penalties are recognized in operating expenses for all periods presented. We have accrued approximately $1.6 at December 31, 2007 and $0.5 at January 1, 2007 to pay such interest and penalties.

Included in the deferred tax assets at December 31, 2007 are $25.4 in Kansas High Performance Incentive Program (“HPIP”) Credits, $9.3 in Kansas Research & Development Credit (“R&D”), and $1.3 in Kansas Business and Jobs Development Credit totaling $36.0 million in state income tax credit carryforwards. The HPIP Credit provides a 10% investment tax credit for qualified business facilities located in Kansas. The credit begins to expire in 2016. The R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely. The Business and Jobs Development Credit provides a tax credit for increased employment in Kansas for which $0.6 expires in 2017 and the remainder expires in 2018. Management is confident that all state income tax credits carried forward will be utilized before they expire.

14.	Earnings (Loss) per Share Calculation

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

Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of our outstanding common stock are entitled to any dividend declared by the board of directors out of funds legally available for this purpose. No dividend may be declared on the class A or class B common stock unless at the same time an equal dividend is paid on every share of class A and class B common stock. Dividends paid in shares of our common stock must be paid, with respect to a particular class of common stock, in shares of that class. We do not intend to pay cash dividends on our common stock. In addition, the terms of our current financing agreements preclude us from paying any cash dividends on our common stock.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Year Ended			For the Year Ended			Period from February 7, 2005
	December 31, 2007			December 31, 2006			(Date of Inception) through December 29, 2005
			Per Share			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income available to common shareholders	$296.9	134.5	$2.21	$16.8	115.6	$0.15	$(90.3)	113.5	$(0.80)
Diluted potential common shares		4.8			6.4
Diluted EPS
Income available to common shareholders + assumed vesting	$296.9	139.3	$2.13	$16.8	122.0	$0.14	$(90.3)	113.5	$(0.80)

15.	Related Party Transactions

On March 26, 2007, Hawker Beechcraft, Inc., of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. Spirit’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker Beechcraft and generated sales to Hawker Beechcraft of $28.0, and $16.6 for the periods ended December 31, 2007 and December 31, 2006, respectively.

A member of the Holdings’ Board of Directors is also a member of the Board of Directors of Hawker Beechcraft, Inc.

Since February 2007, an executive of the Company is a member of the Board of Directors of one of Spirit’s suppliers, Precision Castparts Corp. of Portland, Oregon, a manufacturer of complex metal components and products. For the twelve months ended December 31, 2007, the Company purchased $27.9 of products from this supplier.

A member of Holdings’ Board of Directors is the president and chief executive officer of Aviall, Inc., the parent company of one of our customers, Aviall Services, Inc. and a wholly owned subsidiary of Boeing. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc. Net revenues under the distribution agreement were $5.2 and $1.2 for the periods ended December 31, 2007 and December 31, 2006, respectively.

The Company has a $583.8 term loan outstanding at December 31, 2007. Prior to November 27, 2006, this loan was with a subsidiary of Onex. Upon consummation of the IPO, the loan agreement was amended to, among other things, release the Onex subsidiary from all its obligations under the loan agreement, including with respect to the term loan, and all such obligations were assumed by the Company. During the periods ended December 31, 2006 and December 29, 2005, the Company paid interest of $69.2 and $23.5 to the Onex subsidiary on the term loan. No such interest was paid to the Onex subsidiary in 2007. Management believes the interest charged was reasonable in relation to the loan provided.

In June 2005, Spirit paid a subsidiary of Onex a fee of $5.0, for services performed in connection with the Boeing Acquisition, as described in Note 2, which was recorded as a return in initial capital. On November 27, 2006, Spirit terminated the agreement with the Onex subsidiary with a final payment of $4.0. Management believes the amounts charged were reasonable in relation to the services provided. In addition, the Company paid $0.5, $5.5 and $1.0 to a subsidiary of Onex for various services rendered for the periods ended December 31, 2007, December 31, 2006 and December 29, 2005, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Boeing owns and operates significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, is providing those systems and support services to Spirit under a Transition Services Agreement. A number of services covered by the Transition Services Agreement have now been established by the Company, and the Company is scheduled to continue to use the remaining services. The Company incurred fees of $34.7, $38.3 and $38.6 for services performed for the periods ended December 31, 2007, December 31, 2006 and December 29, 2005, respectively. These amounts included accrued liabilities of $7.5 and $11.8 at December 31, 2007 and December 31, 2006, respectively.

Spirit has provided certain functions (e.g., health services and finance systems) for Boeing since the Boeing Acquisition pursuant to a Purchased Services Agreement. These services are expected to be transitioned to Boeing by the end of 2007. Boeing incurred fees to Spirit of less than $0.1, $0.5 and $2.2 for services performed during the periods ended December 31, 2007, December 31, 2006 and December 29, 2005, respectively.

The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $2.2, $1.4 and $0.5 to the firm for the periods ended December 31, 2007, December 31, 2006 and December 29, 2005, respectively.

An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties.

16.	Commitments, Contingencies and Guarantees

Litigation

The Company is from time to time subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse affect on the Company’s financial position or liquidity. Consistent with the requirements of SFAS No. 5, Accounting for Contingencies, we had no accruals at December 31, 2007 or December 31, 2006 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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
($ in millions other than per share amounts)

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

Airbus filed oppositions to six European patents originally issued to or applied for by Boeing and acquired by Spirit in the Boeing Acquisition. Airbus claimed that the subject matter in these patents was not patentable because of a lack of novelty and a lack of inventive activity. For two of the patents, oral proceedings before a three panel board of the European Patent Office (EPO) was held in May 2005. In one case, the patent was maintained without amendments to the claims. On the second patent, the board accepted the claims with limitation and Spirit appealed. Airbus did not file an appeal in either of the adverse decisions. Therefore, for the first patent maintained without amendments, the Opposition is complete, the patent is maintained as granted, and nothing further will be done. For the second patent wherein Spirit appealed the EPO’s Opposition Board’s findings, Spirit may now decide whether to continue the appeal or accept the claim limitations. For a third patent, Oral Proceedings were held on December 13, 2007. The Board accepted claim limitations, and therefore, the patent is maintained with limitations. Spirit is considering whether or not to appeal. For the final three Oppositions, responses to the Oppositions have been filed, but no date for oral proceedings has been set.

Spirit and Airbus entered into an agreement in December 2007, wherein Airbus agreed to withdraw all of its pending Oppositions. Airbus subsequently proceeded to do so. The EPO now has the opportunity to decide whether it desires to continue the Oppositions for the final three patents for which oral proceedings have not been held. A decision from the EPO is expected within the coming months.

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
($ in millions other than per share amounts)

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

Commitments

The Company leases equipment and facilities under various non-cancelable capital and operating leases. The capital leasing arrangements extend through 2009. Minimum future lease payments under these leases at December 31, 2007 are as follows:

		Capital
		Present
	Operating	Value	Interest	Total

2008	$6.8	$10.1	$0.2	$10.3
2009	$5.7	$1.1	$—	$1.1
2010	$4.5	$—	$—	$—
2011	$3.4	$—	$—	$—
2012	$2.4	$—	$—	$—
2013 and thereafter	$6.9	$—	$—	$—

Spirit has aggregate capital commitments of $120.9 and $71.4 at December 31, 2007 and December 31, 2006, respectively.

The Company paid $1.3 and $2.0 in interest expense related to the capital leases for the periods ending December 31, 2007 and December 31, 2006, respectively.

Service and Product Warranties

The Company provides service and warranty policies on its products. Liability under service and warranty policies is based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues. The service warranty reserve was $9.9 and $9.6 at December 31, 2007 and December 31, 2006, respectively.

Guarantees

Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of December 31, 2007 and December 31, 2006, $12.4 and $0.8 was outstanding in respect of these guarantees, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

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

Bonds

The Company utilized City of Wichita issued Industrial Revenue Bonds (“IRBs”) to finance self constructed and purchased real and personal property at the Wichita site. Tax benefits associated with IRBs include provisions for a ten-year complete property tax abatement and Kansas Department of Revenue sales tax exemption on all IRB funded purchases. Spirit and the Predecessor purchased these IRBs so they are bondholders and debtor / lessee for the property purchased with the IRB proceeds.

The Company recorded the property on its Consolidated Balance Sheet along with a capital lease obligation to repay the IRB proceeds. Therefore, Spirit and the Predecessor have exercised their right to offset the amounts invested and obligations for these bonds on a consolidated basis. At December 31, 2007 and 2006, the assets and liabilities associated with these IRBs were $311.3 and $332.0, respectively.

The Company utilized $80.0 in Kansas Development Finance Authority (“KDFA”) issued bonds to receive a rebate of payroll taxes from the Kansas Department of Revenue to KDFA bondholders. Concurrently, a Company subsidiary issued an intercompany note with identical principal, terms, and conditions to the KDFA bonds. In accordance with FASB Interpretation No. 39, the principal and interest payments on these bonds offset in the consolidated financial statements.

17.	Significant Concentrations of Risk

Economic Dependence

Spirit has one major customer (Boeing) that accounts for approximately 87% of the revenues for the period ending December 31, 2007 and more than 90% of the revenues for the periods ending December 31, 2006, and December 29, 2005. Approximately 65%, 67%, and 70% of Spirit’s accounts receivable balance at December 31, 2007, December 31, 2006, and December 29, 2005, respectively, is attributable to Boeing.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

18.	Supplemental Balance Sheet Information

Accrued expenses and other liabilities consist of the following:

	December 31,	December 31,
	2007	2006

Accrued expenses
Accrued wages and bonuses	$20.2	$35.3
Accrued fringe benefits	104.0	91.0
Accrued interest	8.4	3.3
Workers’ compensation	10.2	8.6
Property and sales tax	4.6	5.1
Other	16.5	14.1

Total	$163.9	$157.4

Other liabilities
Federal income taxes-long-term	$26.7	$21.6
Deferred revenue and other deferred credits	49.6	14.7
Warranty reserve	9.9	9.6
Other	13.0	12.2

Total	$99.2	$58.1

19.	Segment Information

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

The Company’s segments are consistent with the organization and responsibilities of management reporting to the chief operating decision-maker for the purpose of assessing performance. The Company’s definition of segment operating income differs from operating income as presented in its primary financial statements and a reconciliation

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

of the segment and consolidated results is provided in the table set forth below. Most selling, general and administrative expenses, and all interest expense or income, related financing costs and income tax amounts, are not allocated to the operating segments.

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

The following table shows segment information:

			Period from June 17,
			2005 through
	December 31,	December 31,	December 29,
	2007	2006	2005

Segment Revenues
Fuselage Systems	$1,790.7	$1,570.0	$637.7
Propulsion Systems	1,063.6	887.7	372.2
Wing Systems(2)	985.5	720.3	170.0
All Other	21.0	29.7	27.7

	$3,860.8	$3,207.7	$1,207.6

Segment Operating Income (Loss)(1)
Fuselage Systems	$317.6	$112.5	$43.7
Propulsion Systems	174.2	33.7	24.5
Wing Systems(2)	111.3	11.8	5.1
All Other	2.5	4.3	(1.2)

	605.6	162.3	72.1
Unallocated corporate SG&A(3)	(181.6)	(216.5)	(138.9)
Unallocated research and development	(4.8)	(2.1)	(1.0)

Total operating income (loss)	$419.2	$(56.3)	$(67.8)

(1)	The fiscal year 2006 operating income for Fuselage Systems, Propulsion Systems, Wing Systems, and All Other include Union Equity Plan (UEP) charges of $172.9, $103.1, $44.9, and $1.0, respectively.

(2)	Wing Systems includes Spirit Europe, which was acquired on April 1, 2006.

(3)	Included in 2006 unallocated corporate SG&A expenses are fourth quarter charges of $4.0 million related to the termination of the intercompany agreement with Onex and $4.3 million related to the Executive Incentive Plan. Both of these charges relate to the Company’s IPO.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Although most of our revenues are obtained from sales inside the U.S., we generated $428.5 million in sales to international customers for the twelve months ended December 31, 2007, primarily to Airbus. Revenues for the twelve months ended December 31, 2006, include nine months of revenues following our acquisition of BAE Aerostructures. The following chart illustrates the split between domestic and foreign sales:

	Year Ended		Year Ended		Period from June 17, 2005
	December 31, 2007		December 31, 2006		Through December 29, 2005
		Percent of		Percent of
		Total		Total		Percent of Total
Revenue Source	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales

United States	$3,432.3	89%	$2,953.6	92%	$1,207.6	100%
International
United Kingdom	402.2	10	254.0	8	—	—
Other	26.3	1	0.1	—	—	—

Total International	428.5	11	254.1	8	—	—

Total Revenues	$3,860.8	100%	$3,207.7	100%	$1,207.6	100%

The international revenue is included primarily in the Wing Systems segment. All other segment revenues are from U.S. sales. Approximately 10% of our total assets based on book value are located in the United Kingdom as part of Spirit Europe with less than 1% of the remaining assets located in countries outside the United States.

20.	Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31,	September 27,	June 28,	March 29,
2007	2007	2007	2007	2007

Revenues	$980.4	$967.5	$958.8	$954.1
Operating income	$106.7	$106.6	$102.1	$103.8
Net income	$75.5	$83.6	$68.0	$69.8
Earnings per share, basic	$0.55	$0.61	$0.50	$0.54
Earnings per share, diluted	$0.54	$0.60	$0.49	$0.50

	Quarter Ended
	December 31,	September 28,	June 29,	March 30,
2006	2006	2006	2006	2006

Revenues	$851.8	$829.7	$855.4	$670.8
Operating income (loss)	$(240.4)	$77.5	$56.0	$50.6
Net income (loss)	$(69.4)	$34.0	$29.7	$22.5
Earnings (loss) per share, basic	$(0.58)	$0.30	$0.26	$0.20
Earnings (loss) per share, diluted	$(0.58)	$0.28	$0.25	$0.19

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

	Quarter Ended
		For the Period June 17,
		2005 through
	December 29,	September 29,
2005	2005	2005(a)

Revenues	$557.4	$650.2
Operating loss	$(39.0)	$(28.8)
Net loss	$(46.9)	$(43.4)
Loss per share, basic	$(0.42)	$(0.38)
Loss per share, diluted	$(0.42)	$(0.38)

(a)	Spirit AeroSystems Holdings, Inc. was incorporated in the state of Delaware on February 7, 2005 and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
The Boeing Company
Chicago, Illinois

We have audited the accompanying statement of assets and liabilities of the Wichita Division of the Boeing Commercial Airplanes Group (the “Division”) of The Boeing Company (the “Company”) as of June 16, 2005 and the related statement of cost center activity for the period from January 1, 2005 through June 16, 2005 (the “Division’s financial statements”). The Division’s financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Division is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Division’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 to the accompanying financial statements, the financial statements were prepared to present assets and liabilities of the Division, along with the related cost center activity, and are not necessarily indicative of the conditions that would have existed or the results of operations if the Division had been operated as a standalone company during the period presented. Portions of certain expenses represent allocations made from, and are applicable to, the Company as a whole.

In our opinion, the Division’s financial statements present fairly, in all material respects, the assets and liabilities of the Division as of June 16, 2005, and the cost center activity for the period from January 1, 2005 through June 16, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Seattle, Washington
June 27, 2006

WICHITA DIVISION
(A Business Unit of The Boeing Company)

STATEMENT OF ASSETS AND LIABILITIES

June 16,
2005
(Amounts in millions)

ASSETS:
Cash	$0.8
Accounts receivable	0.4
Inventories	487.6
Long-term assets	3.2
Property, plant, and equipment — net	528.4

Total assets	1,020.4

LIABILITIES:
Accounts payable	57.4
Accrued expenses	2.0
Employee vacation	40.3
Accrued employee-related expenses	7.9
KIESC minority interest	0.5

Total liabilities	108.1

NET ASSETS	$912.3

The accompanying notes are an integral part of these financial statements.

WICHITA DIVISION
(A Business Unit of The Boeing Company)

STATEMENT OF COST CENTER ACTIVITY

Period from
January 1, 2005
through
June 16,
2005
(Amounts in millions)

COST OF PRODUCTS TRANSFERRED:
Labor	$326.6
Material	503.0
Overhead and nonlabor	334.3

Total cost of products transferred	1,163.9

PROVISION OF ENERGY SERVICES — Net	(0.2)
PERIOD EXPENSES:
General and administrative	79.7
Internal application development	11.0

Total period expenses	90.7

TOTAL INCURRED AND ALLOCATED COSTS OF THE WICHITA DIVISION	$1,254.4

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

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Table (1)

Period
1/1/2005
through
Incurring Org and Description	6/16/2005

Allocated WHQ — G&A	$15.9
Allocated WHQ — Share-Based Plans	20.1
Allocated WHQ — Share-Value Trust	2.0
Allocated BCA G&A	26.7
SSG G&A included in SSG Support Allocations (below)	5.5
Division Incurred — G&A	9.5

Total Division G&A Expense	$79.7

Table (2)

Period
1/1/2005
through
Incurring Org and Description	6/16/2005

Division Incurred — IAD (A period expense on the Statement of Cost Center Activity)	$11.0

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Support Allocations — Boeing provides certain services to the Division and pays for certain expenditures on its behalf. The following table summarizes and describes the approximate amounts billed to the Division.

Table (3)

Period
1/1/2005
through
Incurring Org and Description	6/16/2005

BCA — CAD/CAM and Other	$4.9
SSG — Workplace Services	114.6
SSG — Information Technology Services	25.1
SSG — Administrative Services	21.2

Total Support Allocations (including SSG G&A)	165.8
Less SSG G&A Allocations included in Cost Allocation Table(1) above	5.5

Total SSG Costs and BCA CAD/CAM and Other included in Division Cost of Products Transferred	$160.3

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

Table (4)

Period
1/1/2005
through
Incurring Org and Description	6/16/2005

Division Incurred — G&A (Included in Table(1))	$9.5
Division Incurred — IAD (Included in Table(2))	11.0

Total	$20.5

Division G&A costs are incurred at the Division and include salaries and costs associated with G&A-type functions such as site financial accounting. IAD costs are costs incurred at the Division to improve processes or internal applications rather than products.

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Table (5)

Period
1/1/2005
through
Incurring Org and Description	6/16/2005

Corporate — G&A	$15.9
Corporate — Share-Based Plans	20.1
Corporate — Share-Value Trust	2.0
BCA — G&A	26.7

Total Period Expense incurred by Boeing not billed or incurred	$64.7

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

Principles of Consolidation — The consolidated financial statements of the Division include the accounts of the majority-owned interest in Kansas Industrial Energy Supply Company (“KIESC”). The KIESC (formerly known as Wichita Gas Utility) arrangement has been in place since 1980. It was formed to purchase gas directly from the gas suppliers rather than through the city of Wichita. The current arrangement gives participants in KIESC more control over their cost. The agreement between the participating companies is titled “Tenants-in-Common Management Agreement.” It designates the arrangement as a tenancy in common and stipulates that nothing in the agreement should be construed as creating a joint venture, association, or partnership. All assets are owned in common. Nothing can be severed in a way that hurts the other tenants. Each tenant is prohibited from selling or assigning their interest to another party without the approval of the other tenants. The Division owned 79% of all outstanding interests and considered that a controlling share. 100% of KIESC’s results have been consolidated in these financial statements. Accordingly, the Division’s intercompany profits, transactions, and balances have been eliminated with the consolidation of KIESC. The result of KIESC income and expense is shown as Provision of Energy Services, Net. 77.77% of KIESC was sold on June 16, 2005 in connection with the transaction, with the remainder retained by Boeing to support Boeing’s remaining operations in Wichita, Kansas. KIESC’s net assets are shown below:

Table (6)

Period
1/1/2005
through
Incurring Org and Description	6/16/2005

KIESC Total Net Assets	$2.7

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

The Division’s Wichita site in-process inventories are stated at the cost of products based on the stage of completion within production. The individual elements of inventory (e.g., raw material, WIP, and production stores) are valued using a standard cost methodology with any resulting variances to the standard allocated monthly to cost of products transferred.

The Division’s Tulsa/McAlester sites in-process inventories are stated at the cost of products based on the stage of completion within production. Raw materials are valued based on an average cost method. Commercial Airplane Program’s WIP inventory is valued based on total actual incurred costs for a block of aircraft, less the billed amount. The billed amount is calculated based on the average unit cost of an end-item (e.g., 737 Slats/Flaps) for a block of aircraft based on the Estimate at Completion.

Long-Term Assets — Long-term assets consists of amounts on the KIESC books for investments in marketable securities. KIESC has the positive intent and ability to hold these until maturity. They are valued at historical cost, adjusted for amortization of premiums and accretion of discounts computed by the level-yield method.

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	INVENTORIES

Inventories are summarized as follows for the periods ending:

Period
1/1/2005
through
6/16/2005

Raw materials	$213.5
Work in process	274.1

Inventories	$487.6

5.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment are summarized as follows for the periods ending:

Period
1/1/2005
through
6/16/2005

Land	$5.0
Buildings	709.5
Machinery and equipment	1,331.7
Construction in progress	63.5
Less accumulated depreciation	(1,581.3)

Property, plant, and equipment — net	$528.4

Depreciation expense, which is included in Cost of Products Transferred, is as follows for the periods ending:

Period
1/1/2005
through
6/16/2005

Depreciation expense	$40.3

Interest capitalized as construction-period property, plant, and equipment costs is as follows for the periods ending:

Period
1/1/2005
through
6/16/2005

Interest capitalized	$2.1

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

6.	COMMITMENTS

Lease — Minimum future rental commitments under operating leases having noncancelable lease terms in excess of one year aggregated approximately $18.7 at June 16, 2005 and are payable as follows:

Future Minimum Payments

6/17/05-12/31/05	$3.0
2006	4.3
2007	2.4
2008	2.2
2009	1.4
2010	0.6
Thereafter	4.8

Total rent expense was approximately as follows:

Period
1/1/2005
through
6/16/2005

Total rent expense	$4.3

7.	PENSION AND POSTRETIREMENT BENEFITS

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

The amounts below represent total Boeing balances. Note that Boeing uses a September 30 measurement date for its pension plans.

Year Ended
9/30/05

Pension plan assets	$43,484
Pension plan benefit obligation	45,183

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

The amounts below represent total Boeing balances. Note that Boeing uses a September 30 measurement date for its postretirement plans.

Year Ended
9/30/05

Postretirement benefits plan assets	$82
Postretirement benefit obligation	8,057

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

8.	SHARE-BASED PLANS

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

Beginning with the 2003 grants, all new Performance Shares awarded are subject to different terms and conditions from those issued prior to 2003. If at any time up to five years after award Boeing’s stock price reaches and maintains for 20 consecutive days a price equal to a cumulative growth rate of 40% above the grant price, 15% of the Performance Shares awarded are convertible to common stock. Likewise, at cumulative growth rates above the grant price equal to 50%, 60%, 70%, 80%, 90%, 100%, 110%, 120%, and 125%, the cumulative portion of awarded shares convertible to Boeing common stock are 30%, 45%, 60%, 75%, 90%, 100%, 110%, 120%, and 125%, respectively. Performance Share awards not converted to Boeing common stock expire five years after the date of the award. In the event all stock price hurdles have not been met at the end of the performance period, unvested shares may vest based on Boeing’s Total Shareholder Return (“TSR”) performance relative to the S&P 500. If less than 125% of the grant has vested at the end of the five-year performance period, an award formula will be applied to the initial grant based on the percentile rank of Boeing’s TSR relative to the S&P 500. This can result in a vesting of the Performance Shares award up to a total of 125% and only applies if (1) Boeing’s total shareholder return during the five-year performance period meets or exceeds the median total shareholder return of the S&P 500 over the same period and (2) total shareholder return is in excess of the five-year Treasury Bill rate at the start of the five-year period. The Division was allocated share-based expense amounts calculated based on SFAS No. 123 for Performance Share awards granted to employees of the Division. The allocated share-based plans expense, which is included in Period Expense as G&A in the Statement of Cost Center Activity, was approximately as follows:

Period
1/1/2005
through
6/16/2005

Performance shares	$17.1

ShareValue Trust — The ShareValue Trust, established effective July 1, 1996, is a 14-year irrevocable trust that holds Boeing common stock, receives dividends, and distributes to employees appreciation in value above a 3% per annum threshold rate of return. As of December 31, 2004, the Trust held 38,982,205 shares of Boeing common stock, split between two funds, “fund 1” and “fund 2.”

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

The Division was allocated ShareValue Trust expense based upon headcount at the Division. The allocated ShareValue Trust expense, which is included in Period Expenses as G&A in the Statement of Cost Center Activity, was approximately as follows:

Period
1/1/2005
through
6/16/2005

Share-value trust	$2.0

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

Period
1/1/2005
through
6/16/2005

Other share-based plan totals	$3.0

9.	CASH FLOW INFORMATION

As a cost center, the Division’s cash funding activities were managed and funded by Corporate. The Division’s cash impacts are estimated below using a change in net working capital approach:

Period
1/1/2005
through
6/16/2005

Cash flow from operating activities:
Intercompany cost of products transferred	$(1,163.9)
Period expenses	(90.7)
Net energy services	0.2
Depreciation	40.3
Changes in working capital:
Cash (KIESC)	(2.2)
Accounts receivable	1.6
Inventories	37.0
Accounts payable	11.7
Accrued expenses	(4.1)
Employee vacation	(7.2)
Accrued employee related expenses	(0.5)

Net cash used by operating activities	(1,177.8)
Investing activities:
Capital expenditures	(48.2)

Net cash impact	$(1,226.0)

WICHITA DIVISION
(A Business Unit of The Boeing Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	SIGNIFICANT CONCENTRATIONS OF RISK

For all of the periods covered by these financial statements, all of the Division’s product transfers were to Boeing Programs. The Division is subject to both operational and external business environment risks. Operational risks that can disrupt the ability to make timely delivery of commercial jet aircraft components and assemblies and meet contractual commitments include execution of internal performance plans, product performance risks associated with regulatory certifications by the U.S. government, other regulatory uncertainties, collective bargaining disputes, performance issues with key suppliers and subcontractors, and the cost and availability of energy resources, such as electrical power. Aircraft programs, particularly new aircraft models, face the additional risk of pricing pressures and cost management issues inherent in the design and production of complex products. External business environment risks include adverse governmental import and export policies, factors that result in significant and prolonged disruption to air travel worldwide, and other factors that affect the economic viability of the commercial airline industry. Examples of factors relating to external business environment risks include the volatility of aircraft fuel prices, global trade policies, worldwide political stability and economic growth, acts of aggression that impact the perceived safety of commercial flight, escalation trends inherent in pricing, and a competitive industry structure which results in market pressure to reduce product prices. As of June 16, 2005, the principal collective bargaining agreements were with the International Association of Machinists and Aerospace Workers (IAM) representing 51% of the Division employees; the Society of Professional Engineering Employees (SPEEA) representing 34% of the Division employees; The United Automobile, Aerospace, and Agricultural Implement Workers of America representing 9% of the Division employees. At the end of June 16, 2005, all Division employees left the Boeing payroll as a result of the sale of the Division to Mid-Western and are no longer working under the terms and conditions of the Boeing labor agreements. Employees who transferred to Mid-Western were covered by their labor agreements or employment practices, if no labor agreement was in place.

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

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls as of December 31, 2007 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting provides reasonable assurance of the reliability of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be detected or prevented on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information concerning the directors of Spirit AeroSystems Holdings, Inc. will be provided in Spirit’s proxy statement for its 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Information concerning the executive officers of Spirit is included in Part I of this Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Act of 1934 will be provided in Spirit’s proxy statement for its 2008 annual meeting of stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

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

Information concerning the compensation of directors and executive officers of Spirit AeroSystems Holdings, Inc. will be provided in Spirit’s proxy statement for its 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 12.	Security Ownership and Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the ownership of Spirit equity securities by certain beneficial owners and by management will be provided in Spirit’s proxy statement for its 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will be provided in Spirit’s proxy statement for its 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accounting fees and services will be provided in Spirit’s proxy statement for its 2008 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
3.1	Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-135486), filed October 30, 2006, Exhibit 3.1
3.2	Amended and Restated By-Laws of Spirit AeroSystems Holdings, Inc.	Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-135486), filed October 30, 2006, Exhibit 3.2
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.2	Form of Class B Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.2
4.3	Investor Stockholders Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Onex Partners LP and the stockholders listed on the signature pages thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.3
4.4	Registration Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and the persons listed on Schedule A thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.4
10.1	Employment Agreement, dated June 16, 2005, between Jeffrey L. Turner and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.1
10.2	Employment Agreement, dated August 3, 2005, between Ulrich Schmidt and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.2
10.3	Employment Agreement, dated September 13, 2005, between Spirit AeroSystems, Inc. and H. David Walker	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.3
10.4	Employment Agreement, dated December 28, 2005, between Spirit AeroSystems, Inc. and John Lewelling	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.4

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

10.5	Employment Agreement, dated December 30, 2005, between Spirit AeroSystems, Inc. and Janet S. Nicolson	Registration Statement on Form S-1 (File No. 333-135486), filed August 29, 2006, Exhibit 10.5
10.6	Employment Agreement, dated March 20, 2006, between Spirit AeroSystems (Europe) Limited and Neil McManus	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.6
10.7	Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) Executive Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.7
10.8	Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) Supplemental Executive Retirement Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.8
10.9	Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) Short- Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.9
10.10	Spirit AeroSystems Holdings, Inc. Long-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.10
10.11	Spirit AeroSystems Holdings, Inc. Cash Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.11
10.12	Spirit AeroSystems Holdings, Inc. Union Equity Participation Program	Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-135486), filed October 30, 2006, Exhibit 10.12
10.13	Spirit AeroSystems Holdings, Inc. Director Stock Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.13
10.14	Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14
10.15	Intercompany Agreement, dated June 30, 2005, between Onex Partners Manager LP and Spirit AeroSystems, Inc.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.15
10.16	Consulting Agreement, dated as of February 25, 2005, between Gephardt and Associates LLC and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.).	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.16
10.17	Amended and Restated Credit Agreement, dated as of July 20, 2005, by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, the guarantors party thereto, Citicorp North America, Inc. and the other lenders party thereto.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.17

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

10.18	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of December 11, 2005, by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, the guarantors party thereto, Citicorp North America, Inc. and the other lenders party thereto.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.18
10.19	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of March 31, 2006, by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, the guarantors party thereto, Citicorp North America, Inc. and the other lenders party thereto.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.19
10.20	Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and Citicorp North America, Inc., as collateral agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.20
10.21	Credit Agreement, dated as of June 16, 2005, by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, the other guarantor party thereto, and The Boeing Company.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.21
10.22	Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Spirit AeroSystems Finance, Inc. (f/k/a Mid-Western Aircraft Finance, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and The Boeing Company, as agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.22

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

10.23	Special Business Provisions (Sustaining), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.23
10.24	General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.25	Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25
10.26	Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26
10.27	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27
10.28	Spirit AeroSystems Holdings, Inc. Long- Term Incentive Plan	Registration Statement on Form S-1/A (File No. 333-135486), filed November 6, 2006, Exhibit 10.28
10.29	Amendment to the Amended and Restated Credit Agreement, dated as of November 27, 2006, by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc., (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, the guarantor party thereto, Citicorp North America, Inc. and the other lenders party thereto.	Current Report on Form 8-K (File No. 001-33160), filed December 1, 2006, Exhibit 10.1
10.30	Second Amended and Restated Credit Agreement by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), the guarantor party thereto, Citicorp North America, Inc. and the other lenders party thereto.	Current Report on Form 8-K (File No. 001-33160), filed December 1, 2006, Exhibit 10.2
10.31	Amendment to Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, dated July 30, 2007	Registration Statement on Form S-8 (File No. 333-146112), filed September 17, 2007, Exhibit 10.2
14.1	Code of Ethics	Registration Statement on Form 10-K (File No. 001-33160), filed March 5, 2007, Exhibit 14.1
(i) Spirit Code of Conduct

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

(ii) Spirit Finance Code of Professional Conduct
21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	Filed herewith
23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith
23.2	Consent of Deloitte & Touche LLP	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	Filed herewith

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Wichita, State of Kansas on February 22, 2008.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

By:	/s/ Ulrich Schmidt
Ulrich Schmidt
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Turner Jeffrey L. Turner	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2008
/s/ Ulrich Schmidt Ulrich Schmidt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2008
/s/ Daniel R. Davis Daniel R. Davis	Corporate Controller (Principal Accounting Officer)	February 22, 2008
/s/ Ivor Evans Ivor Evans	Director	February 22, 2008
/s/ Paul Fulchino Paul Fulchino	Director	February 22, 2008
/s/ Ronald Kadish Ronald Kadish	Director	February 22, 2008
/s/ Cornelius McGillicuddy, III Cornelius McGillicuddy, III	Director	February 22, 2008
/s/ Francis Raborn Francis Raborn	Director	February 22, 2008
/s/ Nigel Wright Nigel Wright	Director	February 22, 2008

SCHEDULE II — Valuation and Qualifying Accounts

	Balance	Charge to	Write-offs			Balance
	December 31,	Costs and	Net of	Purchased	Exchange	December 31,
	2006	Expenses	Recoveries	Reserves(1)	Rate	2007
	($ in millions)

Inventory — obsolete and surplus	$15.2	$13.4	$(6.8)	$—	$—	$21.8
Warranties	9.6	0.9	(0.7)	—	0.1	9.9
Allowance for doubtful accounts	$1.2	$0.1	$—	$—	$—	$1.3

(1)	Related to the BAE Acquisition

II-1