Form 10-Q
period 2008-03-27
Spirit AeroSystems Holdings, Inc.
filed 2008-05-02
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     As of April 25, 2008, the registrant had outstanding 102,812,313 shares of class A common stock, $0.01 par value per share and 36,755,537 shares of class B common stock, $0.01 par value per share.

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements
Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations (unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 27, 2008	March 29, 2007
	($ in millions, except per share data)
Net revenues	$1,036.4	$954.1
Operating costs and expenses
Cost of sales	857.3	794.8
Selling, general and administrative	39.1	45.1
Research and development	9.8	10.4

Total costs and expenses	906.2	850.3
Operating income	130.2	103.8
Interest expense and financing fee amortization	(9.1)	(8.9)
Interest income	5.7	7.7
Other income, net	1.4	2.0

Income before income taxes	128.2	104.6
Income tax expense	(43.0)	(34.8)

Net income	$85.2	$69.8

Earnings per share
Basic	$0.62	$0.54
Diluted	$0.61	$0.50
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 27,	December 31,
	2008	2007
	($ in millions)
Current assets
Cash and cash equivalents	$203.4	$133.4
Accounts receivable, net	266.5	159.9
Current portion of long-term receivable	112.1	109.5
Inventory, net	1,499.5	1,342.6
Prepaids	12.1	14.2
Income tax receivable	1.1	9.6
Other current assets	72.7	73.6

Total current assets	2,167.4	1,842.8
Property, plant and equipment, net	1,001.4	963.8
Long-term receivable	101.6	123.0
Pension assets	331.9	318.7
Other assets	99.2	91.6

Total assets	$3,701.5	$3,339.9

Current liabilities
Accounts payable	$417.8	$362.6
Accrued expenses	184.4	182.6
Current portion of long-term debt	13.4	16.0
Advance payments short-term	189.5	109.9
Income tax payable	42.3	2.5
Other current liabilities	7.5	1.4

Total current liabilities	854.9	675.0
Revolving credit facility	75.0	—
Long-term debt	578.6	579.0
Advance payments long-term	660.5	653.4
Other liabilities	180.3	165.9
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 102,776,848 and 102,693,058 issued and outstanding, respectively	1.0	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 36,827,426 and 36,826,434 shares issued and outstanding, respectively	0.4	0.4
Additional paid-in capital	928.1	924.6
Accumulated other comprehensive income	112.7	117.7
Accumulated earnings	310.0	222.9

Total shareholders’ equity	1,352.2	1,266.6

Total liabilities and shareholders’ equity	$3,701.5	$3,339.9

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited)

				Accumulated	Retained
				Other	Earnings/
	Common Stock		Additional	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Paid-in Capital	Income	Deficit	Total	Income/(Loss)
			($ in millions)
Balance — December 31, 2006	134,697,181	$1.3	$858.7	$72.5	$(73.5)	$859.0	$42.3

Net income					296.9	296.9	$296.9
UEP stock issued	4,812,344	0.1	(0.6)			(0.5)
Employee equity awards	317,652	—	34.2			34.2
Stock forfeitures	(369,792)	—	(1.2)			(1.2)
SERP shares issued	96,354	—				—
Excess tax benefit from share-based payment arrangements			34.0			34.0
Unrealized loss on cash flow hedges, net of tax				(8.6)		(8.6)	(8.6)
Unrealized loss on currency translation adjustments, net of tax				(2.2)		(2.2)	(2.2)
Unrealized gain on pension, SERP, retiree medical, net of tax				56.0		56.0	56.0
Stock repurchases	(34,247)	—	(0.5)	—	(0.5)	(1.0)	—

Balance — December 31, 2007	139,519,492	$1.4	$924.6	$117.7	$222.9	$1,266.6	$342.1

Net income					85.2	85.2	$85.2
Employee equity awards	149,576	—	4.0			4.0
Stock forfeitures	(64,794)	—	(0.3)			(0.3)
SFAS 158 measurement date change, net of tax					1.9	1.9
Excess tax liability from share-based payment arrangements			(0.2)			(0.2)
Unrealized loss on cash flow hedges, net of tax				(6.0)		(6.0)	(6.0)
Unrealized gain on currency translation adjustments, net of tax	—	—	—	1.0		1.0	1.0

Balance — March 27, 2008	139,604,274	$1.4	$928.1	$112.7	$310.0	$1,352.2	$80.2

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 27, 2008	March 29, 2007
	($ in millions)
Operating activities
Net income	$85.2	$69.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	28.0	20.9
Amortization expense	2.1	1.9
Accretion of long-term receivable	(4.9)	(5.5)
Employee stock compensation expense	3.7	6.6
Excess tax benefit from share-based arrangements	—	(2.6)
Loss from the ineffectiveness of hedge contracts	0.3	—
Loss on disposition of assets	0.7	0.1
Deferred taxes	(2.1)	8.6
Pension income, net	(7.2)	(5.1)
Changes in assets and liabilities
Accounts receivable	(66.4)	(54.3)
Inventory, net	(155.8)	(63.6)
Other current assets	2.1	10.3
Accounts payable and accrued liabilities	60.8	(10.2)
Customer advances	89.1	29.2
Income taxes payable	47.8	23.8
Deferred revenue and other deferred credits	(8.5)	19.5
Other	(3.6)	0.7

Net cash provided by operating activities	71.3	50.1

Investing Activities
Purchase of property, plant and equipment	(65.7)	(87.5)
Long-term receivable	—	11.4
Financial derivatives	0.4	1.1
Investment in joint-venture	(0.5)	—

Net cash (used in) investing activities	(65.8)	(75.0)

Financing Activities
Proceeds from revolving credit facility	75.0	—
Principal payments of debt	(3.2)	(4.7)
Debt issuance costs	(6.8)	—
Excess tax benefit from share-based arrangements	—	2.6

Net cash provided by (used in) financing activities	65.0	(2.1)

Effect of exchange rate changes on cash and cash equivalents	(0.5)	—

Net increase (decrease) in cash and cash equivalents for the period	70.0	(27.0)
Cash and cash equivalents, beginning of period	133.4	184.3

Cash and cash equivalents, end of period	$203.4	$157.3

Supplemental Information
Change in value of financial instruments	$8.9	$(2.7)
Property acquired through capital leases	$—	$1.6
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)
1. Organization and Basis of Interim Presentation
     Spirit AeroSystems Holdings, Inc. (“Holdings”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit” or the “Company”). Onex Corporation (“Onex”) of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, Boeing and Hawker Beechcraft Corporation (formerly Raytheon Aircraft Company). Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit’s incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, and Cessna. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland and in Wichita. A new manufacturing facility is expected to open in Malaysia in early 2009.
     Spirit is the majority participant in the Kansas Industrial Energy Supply Company (KIESC), a tenancy-in-common with other Wichita companies established to purchase natural gas. KIESC is fully consolidated as Spirit owns 77.8% of the entity’s equity.
     In November 2007, Spirit entered into a joint-venture with Progresstech LTD of Moscow, Russia called Spirit-Progresstech LLC. Spirit and Progresstech LTD each have a 50% ownership interest in the company, which provides aerospace engineering consulting services. The investment in Spirit-Progresstech LLC is accounted for under the equity method of accounting.
     The accompanying interim condensed consolidated financial statements include Spirit’s financial statements and the financial statements of its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership), are accounted for by the equity method. All intercompany balances and transactions have been eliminated in consolidation. Spirit’s U.K. subsidiary uses local currency, the British pound, as its functional currency.
     As part of the monthly consolidation process, the functional currency is translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts as defined by SFAS No. 52, Foreign Currency Translation (as amended).
     In the opinion of management, the accompanying interim condensed unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 27, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2008 presentation. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on February 22, 2008.
2. New Accounting Pronouncements
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measures. It is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of SFAS 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. On November 14, 2007, the Financial Accounting Standards Board granted a one year deferral solely for non-financial assets and liabilities to comply with SFAS 157. Financial assets have been subject to the rule since the original effective date of November 15, 2007 remained intact. The partial adoption of SFAS 157 did not affect our financial position or results of operations, but did require additional disclosures about fair value measurement for financial assets. See Note 8, Fair Value Measurements. In February 2008, the FASB issued Staff Position “Partial Deferral of the Effective Date of Statement 157” (FSP No. 157-2),

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
which delayed the adoption date until January 1, 2009 for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. We do not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on our financial position or results of operations.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which allows for the option to measure financial instruments, warranties, and insurance contracts at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. It became effective for fiscal years beginning after November 15, 2007. Early adoption was permitted as of the beginning of a fiscal year that began on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. On January 1, 2008, we did not elect to measure any financial assets or liabilities at fair value.
     In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any non-controlling interest in the acquiree, and any goodwill acquired to be measured at their fair value on the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations completed subsequent to that adoption.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.
     In March 2008, the FASB issued SFAS 161, Disclosures about Derivatives Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161), which requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We do not expect the adoption of SFAS 161 to have a material impact on our financial position or results of operations.
3.  Accounts Receivable
     Accounts receivable, net consists of the following:

	March 27,	December 31,
	2008	2007
Trade receivables	$259.6	$154.9
Other	7.9	6.3

Total	267.5	161.2
Less: allowance for doubtful accounts	(1.0)	(1.3)

Accounts receivable, net	$266.5	$159.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
4. Inventory
     Inventories are summarized as follows:

	March 27,	December 31,
	2008	2007
Raw materials	$167.3	$157.8
Work-in-process	999.3	878.3
Finished goods	32.4	27.0

Product inventory	1,199.0	1,063.1
Capitalized pre-production	300.5	279.5

Total inventory, net	$1,499.5	$1,342.6

     Inventories are summarized by platform as follows:

	March 27,	December 31,
	2008	2007
B737	$327.1	$341.9
B747	95.2	82.8
B767	14.3	18.1
B777	152.2	158.9
B787(1)	609.9	519.0
Airbus — All platforms	94.0	86.4
Other in-process inventory related to long-term contracts and other programs(2)	206.8	135.5

Total inventory	$1,499.5	$1,342.6

(1)	B787 inventory includes $238.1 and $238.0 in capitalized pre-production costs at March 27, 2008 and December 31, 2007, respectively.

(2)	Includes contracted non-recurring services for certain derivative aircraft programs to be paid by the original equipment manufacturer, plus miscellaneous other work-in-process, and $62.4 and $41.5 of capitalized pre-production for other miscellaneous programs at March 27, 2008 and December 31, 2007, respectively.
     Capitalized pre-production costs include certain costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically recovered over a certain number of ship set deliveries and the Company believes these amounts will be fully recovered.
     At March 27, 2008 and December 31, 2007, work-in-process inventory included deferred production costs of approximately $126.9 and $57.1, respectively. These deferred production values represent the excess of costs incurred over estimated average costs per Boeing ship set for the 1,114 Boeing ship sets delivered since inception through March 27, 2008, as well as 890 Airbus ship sets delivered from April 1, 2006 through March 27, 2008. Recovery of the deferred production costs is dependent on the number of ship sets ultimately sold and actual selling prices and production costs associated with future production.
     Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.
     The following is a roll forward of the inventory obsolescence and surplus reserve included in the inventory balances at March 27, 2008:

Balance-December 31, 2007	$21.8
Charges to costs and expenses	2.9
Exchange rate	0.1

Balance-March 27, 2008	$24.8

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
5.  Property, Plant and Equipment
     Property, plant and equipment, net consists of the following:

	March 27,	December 31,
	2008	2007
Land	$19.9	$19.2
Buildings (including improvements)	180.5	178.2
Machinery and equipment	430.2	396.7
Tooling	396.6	384.7
Construction in progress	182.3	164.4

Total	1,209.5	1,143.2
Less: accumulated depreciation	(208.1)	(179.4)

Property, plant and equipment, net	$1,001.4	$963.8

     Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $1.5 and $1.6 for the periods ended March 27, 2008 and March 29, 2007, respectively. Repair and maintenance costs are expensed as incurred. We recognized $18.9 and $14.6 of repair and maintenance expense for the three months ended March 27, 2008 and March 29, 2007, respectively.
     We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation expense related to capitalized software was $5.8 and $4.4 for the periods ended March 27, 2008 and March 29, 2007, respectively.
6.  Long-Term Receivable
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

     A discount rate of 9.75% was used to record these payments at their estimated present value of $213.7 and $208.8 at March 27, 2008 and December 31, 2007, respectively. At March 27, 2008, the current portion of the long-term receivable was $112.1.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
7.  Other Assets
     Other assets are summarized as follows:

	March 27,	December 31,
	2008	2007
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	34.8	34.3

Total intangible assets	46.5	46.0
Less: Accumulated amortization-patents	(0.5)	(0.4)
Accumulated amortization-favorable leasehold interest	(2.0)	(1.9)
Accumulated amortization-customer relationships	(8.7)	(7.5)

Intangible assets, net	35.3	36.2

Deferred tax asset, non-current	33.3	30.5
Deferred financing costs, net	18.1	12.2
Fair value of derivative instruments	4.8	5.5
Goodwill — Europe	3.7	3.7
Other	4.0	3.5

Total other assets	$99.2	$91.6

     Deferred financing costs, net are recorded net of $11.0 and $10.1 of accumulated amortization at March 27, 2008 and December 31, 2007, respectively. An additional $6.8 of financing costs associated with the March 18, 2008 amendment to the Second Amended and Restated Credit Facility (see Note 9 below) were deferred during the three months ended March 27, 2008.
     The Company recognized $1.4 and $1.3 of amortization expense of intangibles for the three months ended March 27, 2008 and March 29, 2007, respectively.
8. Fair Value Measurements
     We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. To account for our derivative financial instruments, we follow the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138. Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item or when the hedge is no longer effective. We present the cash flows associated with our derivatives as a component of the investing section of the Statement of Cash Flows. Our use of derivatives has generally been limited to interest rate swaps, but in fiscal 2006 we also began using derivative instruments to manage our risk associated with U.S. dollar denominated contracts negotiated by Spirit Europe.
          Effective January 1, 2008, the Company adopted SFAS 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. In February 2008, the FASB issued Staff Position “Partial Deferral of the Effective Date of Statement 157” (FSP No. 157-2), which delayed the adoption date until January 1, 2009 for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. We do not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on our financial position or results of operations.
     SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
     The standard discloses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market. Quoted market prices are used to measure fair value for the underlying investments in our money market fund.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Observable inputs, such as current and forward interest rates and foreign exchange rates, are used in determining the fair value of our interest rate swaps and foreign currency hedges.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets and liabilities. Level 3 assets and liabilities includes financial instruments whose value is determined using pricing models, discounted cash flows methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

				Fair Value Measurements
				At March 27, 2008,
	March 27, 2008			Using
	Total Carrying			Quoted Prices in Active	Significant
	Amount in			Markets	Other	Significant
	Statement of	Assets	Liabilities	for Identical	Observable	Unobservable
	Financial	Measured at	Measured at	Assets	Inputs	Inputs
Description	Position	Fair Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Money Market	$169.8	$169.8	$—	$169.8	$—	$—

Interest Swaps	$(11.6)	$—	$(11.6)	$—	$(11.6)	$—

Foreign Currency Hedges	$5.8	$8.7	$(2.9)	$—	$5.8	$—
     In the first quarter of 2008, the Company recorded $0.3 for the ineffective portion of the change in fair value of interest rate swaps to interest expense. In the first quarter of 2008, the ineffective portion of the change in fair value for the foreign currency hedges was immaterial.
9. Debt
     In connection with the Boeing Acquisition, Spirit executed an $875.0 credit agreement that consisted of a $700.0 senior secured term loan used to fund the acquisition and pay all related fees and expenses associated with the acquisition and the credit agreement, and a $175.0 senior secured revolving credit facility. On November 27, 2006, the credit agreement was amended to, among other things, increase the revolving credit facility to $400.0. Commitment fees associated with the revolver total 50 basis points on the undrawn amount and 225 basis points on letters of credit. On March 18, 2008, Spirit entered into an amendment (the “Amendment”) to its Second Amended and Restated Credit Agreement dated as of November 27, 2006 (as amended). As a result of the Amendment, the revolving credit facility and the $700.0 term loan B were amended to, among other things, (i) increase the amount of the revolver from $400.0 to $650.0, (ii) increase from $75.0 to $200.0 the amount of indebtedness Spirit and its subsidiaries can incur on a consolidated basis to finance acquisition of capital assets, (iii) add a provision allowing Spirit and Spirit Holdings to have additional indebtedness outstanding of up to $300.0, (iv) add a provision allowing Spirit and its subsidiaries on a consolidated basis the ability to make investments in joint ventures not to exceed a total of $50.0 at any given time, and (v) modify the definition of “Change of Control” to exclude certain circumstances that previously would have been considered a Change of Control. The maturity date and interest cost of both our senior secured term loan and revolving credit facility remains unchanged. As of March 27, 2008, the Company had $75.0 of outstanding loans under the revolving credit facility. The entire asset classes of the Company, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
     Total debt shown on the balance sheet is comprised of the following:

	March 27,	December 31,
	2008	2007
Senior secured debt (short and long-term)	$583.8	$583.8
Revolving credit facility	75.0	—
Present value of capital lease obligations	8.2	11.2

Total	$667.0	$595.0

10. Pension and Other Post-Retirement Benefits
	Defined Benefit Plans
	Three Months	Three Months
	Ended	Ended
	March 27, 2008	March 29, 2007
Components of Net Periodic Pension Income
Service cost	$1.9	$1.9
Interest cost	9.6	9.2
Expected return on plan assets	(17.9)	(17.1)
Amortization of prior service cost	—	—
Amortization of net (gain)/loss	(1.7)	—
Curtailment/settlement	—	—

Net periodic pension income	$(8.1)	$(6.0)

	Other Benefits
	Three Months	Three Months
	Ended	Ended
	March 27, 2008	March 29, 2007
Components of Net Periodic Benefit Cost
Service cost	$0.4	$0.4
Interest cost	0.6	0.5
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of net (gain)/loss	(0.1)	—
Curtailment/settlement	—	—

Net periodic benefit cost	$0.9	$0.9

Changes Required by SFAS 158
     As outlined in Form 10-K filed with the Securities and Exchange Commission on February 22, 2008 for the period ending December 31, 2007, SFAS 158 requires that we change our measurement date from November 30 to the fiscal year-end, December 31, by year-end 2008. Spirit has elected to apply the transition option under which a 13-month measurement was determined as of November 30, 2007 that covers the period until the fiscal year-end measurement is required on December 31, 2008. As a result, an adjustment to retained earnings was recorded in the first quarter of fiscal year-end 2008 as follows: pension $3.3, OPEB ($0.3), resulting in a net adjustment of $1.9, net of $1.1 in tax.
Employer Contributions
     We expect to contribute zero dollars to the U.S. qualified pension plan and less than $0.1 to both The Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2008. As of March 27, 2008, our projected contributions to the U.K. pension plan for 2008 were $11.9, of which $2.8 was contributed by the end of the first quarter 2008. We anticipate contributing the additional $9.1 to the U.K.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
pension plan during the remainder of 2008. In addition, $0.6 was contributed to the U.K. pension plan in January 2008 for the 2007 plan year. The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.
11.  Stock Compensation
     Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.
     For the three months ended March 27, 2008, the Company recognized a total of $4.0 of stock compensation cost, which was offset by a $0.3 reduction resulting from stock forfeitures as compared to $6.6 of stock compensation expense, net of forfeitures, recognized for the three months ended March 29, 2007. Of the total $3.7 of stock compensation expense recorded for the three months ended March 27, 2008, $3.6 was recorded as expense in selling, general and administrative expense while the remaining $0.1 was capitalized in inventory and is recognized through cost of sales consistent with the accounting methods we follow in accordance with SOP 81-1. The restricted class B common stock grants that occurred after the Boeing Acquisition were approximately 790,230 under the Short-Term Incentive Plan; 141,941 under the Long-Term Incentive Plan; 9,392,652 under the Executive Incentive Plan; 390,000 under the Director Stock Plan; and 0 shares under the Union Equity Participation Plan. The fair value of vested shares was $39.7 and $50.2 at March 27, 2008 and March 29, 2007, respectively, based on the market value of Holdings’ common stock on those dates.
Short-Term Incentive Plan
     The Short-Term Incentive Plan enables eligible employees to receive incentive benefits in the form of restricted stock in Holdings, cash, or both, as determined by the Board of Directors or its authorized committee. The stock portion vests one year from the date of grant. Restricted shares are forfeited if the employee’s employment terminates prior to vesting. In the first quarter of 2008, we recognized $0.9 of expense related to the shares granted under the Short-Term Incentive Plan for 2006 performance, which fully vested twelve months from the grant date. For the 2007 plan year, 149,576 shares with a value of $4.2 were granted on February 22, 2008 and will vest on the one-year anniversary of the grant date. Holdings expensed $1.4 for the three months ended March 27, 2008 for the 2007 plan year grant. The 2007 cash award of $3.9 was expensed in 2007 and paid in 2008. The intrinsic value of the unvested shares at March 27, 2008 and December 31, 2007 was $3.2 and $8.0, respectively, based on the value of Holdings’ common stock and the number of unvested shares.
     The following table summarizes the activity of the restricted shares under the Short-Term Incentive Plan for the periods ended December 31, 2007 and March 27, 2008:

	Shares	Value(1)
	(Thousands)
Short-Term Incentive Plan
Nonvested at December 31, 2006	390	$6.6
Granted during period	250	7.5
Vested during period	(381)	(6.4)
Forfeited during period	(27)	(0.7)

Nonvested at December 31, 2007	232	7.0
Granted during period	150	4.2
Vested during period	(231)	(7.0)
Forfeited during period	(4)	(0.1)

Nonvested at March 27, 2008	147	$4.1

(1)	Value represents grant date fair value.
12. Income Taxes
     The process of calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax assets as of March 27, 2008 and December 31, 2007 were $78.4 and $74.1, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
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
     In general, the Company records income tax expense during the interim periods based on its best estimate of the full year’s effective tax rate. Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in the relevant interim period. The Company’s effective tax rate was 33.5% for the three months ended March 27, 2008 compared to 33.2% for the same period in 2007. The effective tax rate for the three months ended March 27, 2008 was slightly higher than the same period in 2007 due to the U.S. Research and Experimentation Tax Credit’s expiration effective December 31, 2007 offset by an increase in the Domestic Production Activities Deduction and state income tax credits. The 33.5% estimated annualized effective rate may fluctuate due to discrete events and changes to the Company’s liability assessment for uncertain tax positions.
     The Company is not currently under examination in any tax jurisdiction. The Company reasonably expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.
13. Earnings per Share Calculation
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 27, 2008
			Per Share
	Income	Shares	Amount
Basic EPS
Income available to common shareholders	$85.2	136.8	$0.62
Diluted Potential Common Shares		2.8
Diluted EPS
Income available to common shareholders + assumed vesting and conversion	$85.2	139.6	$0.61

	Three Months Ended March 29, 2007
			Per Share
	Income	Shares	Amount
Basic EPS
Income available to common shareholders	$69.8	129.7	$0.54
Diluted Potential Common Shares		9.3
Diluted EPS
Income available to common shareholders + assumed vesting and conversion	$69.8	139.0	$0.50
14. Related Party Transactions
     On March 26, 2007, Hawker Beechcraft, Inc. (“Hawker”), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. Spirit’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker. For the three months ended March 27, 2008 and March 29, 2007, sales to Hawker were $5.1 and $6.2, respectively.
     A member of the Holdings’ Board of Directors is also a member of the Board of Directors of Hawker.
     Since February 2007, an executive of the Company has been a member of the Board of Directors of one of Spirit’s suppliers, Precision Castparts Corp. of Portland, Oregon, a manufacturer of complex metal components and products. For the three months ended March 27, 2008 and March 29, 2007, the Company purchased $8.2 and $7.1 of products, respectively, from this supplier.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
     A member of Holdings’ Board of Directors is the president and chief executive officer of Aviall, Inc., the parent company of one of our customers, Aviall Services, Inc. and a wholly owned subsidiary of Boeing. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc. Net revenues under the distribution agreement were $1.6 and $1.7 for the three months ended March 27, 2008 and March 29, 2007, respectively.
          The Company paid less than $0.1 to a subsidiary of Onex for services rendered for the three months ended March 27, 2008 and March 29, 2007. Management believes the amounts charged were reasonable in relation to the services provided.
          Boeing owns and operates significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, is providing those systems and support services to Spirit under a Transition Services Agreement. A number of services covered by the Transition Services Agreement have now been established by the Company, and the Company is scheduled to continue to use the remaining systems and support services it has not yet established. The Company incurred fees of $5.8 and $6.4 for services performed for the three months ended March 27, 2008 and March 29, 2007, respectively. These amounts included accrued liabilities of $1.9 and $2.0 at March 27, 2008 and March 29, 2007, respectively.
          The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $0.6 to the firm for each of the three month periods ended March 27, 2008 and March 29, 2007.
          An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties. Such fees are not material to Spirit.
15. Commitments, Contingencies and Guarantees
Litigation
     We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of SFAS 5, Accounting for Contingencies, we had no accruals at March 27, 2008 or December 31, 2007 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
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
     A lawsuit has been filed against Spirit, Onex, and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The Asset Purchase Agreement requires Spirit to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of the commercial aerostructures manufacturing operations at Boeing (“Boeing Wichita”) which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. The Company intends to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
     On December 22, 2006, a lawsuit was filed against Spirit, Boeing, Onex and the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) alleging age, disability, sex and race discrimination as well as breach of the duty of fair representation, retaliatory discharge, violation of FMLA (retaliation) and the Employee Retirement Income Security Act (ERISA), arising out of Spirit’s failure to hire eight former Boeing employees at the McAlester, Oklahoma facility. The complaint was filed in the U.S. District Court in the Eastern District of Oklahoma. At Court-ordered mediation on February 28 and 29, 2008, the individual cases were settled by the parties. The settlements do not have a material adverse effect on the Company’s financial position or liquidity.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
     In December 2005, a federal grand jury sitting in Topeka, Kansas issued subpoenas regarding the vapor degreasing equipment at our Wichita, Kansas facility. The government’s investigation appeared to focus on whether the degreasers were operating within permit parameters and whether chemical wastes from the degreasers were disposed of properly. The subpoenas covered a time period both before and after our purchase of the Wichita, Kansas facility. Subpoenas were issued to Boeing, Spirit and individuals who were employed by Boeing prior to the Boeing Acquisition, but are now employed by us. We responded to the subpoena and provided additional information to the government as requested. On March 25, 2008, the U.S. Attorney’s Office informed the Company that it was closing its criminal file on the investigation. The Company has no present indication that any civil investigation is ongoing.
     Airbus filed oppositions to six European patents originally issued to or applied for by Boeing and acquired by Spirit in the Boeing Acquisition. Airbus claimed that the subject matter in these patents was not patentable because of a lack of novelty and a lack of inventive activity.
     For two of the patents, oral proceedings before a three panel board of the European Patent Office (EPO) were held in May 2005. In one case, the patent was maintained without amendments to the claims. On the second patent, the board accepted the claims with limitation and Spirit appealed. Airbus did not file an admissible appeal in either of the adverse decisions. Therefore, for the first patent, the opposition is complete, the patent is maintained as granted, and nothing further will be done. For the second patent wherein Spirit appealed the EPO’s Opposition Board’s findings, Spirit may now either continue its appeal or accept the claim limitations.
     For a third patent, Oral Proceedings were held on December 13, 2007. The EPO’s Opposition Board accepted certain claim limitations, and therefore, the patent is maintained with limitations. Spirit has not yet determined whether it plans to appeal this decision.
     Spirit and Airbus entered into an agreement in December 2007, wherein Airbus agreed to withdraw all of its pending oppositions, including the three remaining oppositions for which oral proceedings had not yet been held. Airbus subsequently proceeded to do so. The EPO notified Spirit’s European counsel that it will not proceed with the opposition for two of the three pending oppositions. Spirit is awaiting a decision from the EPO regarding the final opposition.
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
Guarantees
          Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of March 27, 2008 and December 31, 2007, $14.1 and $12.4 was outstanding in respect of these guarantees, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
Service and Product Warranties
          The Company provides service and warranty policies on its products. Liabilities under service and warranty policies are based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.
     The following is a roll forward of the service warranty balances at March 27, 2008:

Balance-December 31, 2007	$9.9
Charges to costs and expenses	0.1
Exchange rate	—

Balance-March 27, 2008	$10.0

16. Segment Information
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
     The following table shows segment information:

	Three Months Ended	Three Months Ended
	March 27, 2008	March 29, 2007
Segment Revenues
Fuselage Systems	$492.0	$445.2
Propulsion Systems	274.7	260.4
Wing Systems	262.3	241.2
All Other	7.4	7.3

	$1,036.4	$954.1

Segment Operating Income
Fuselage Systems	$89.1	$83.0
Propulsion Systems	44.5	40.3
Wing Systems	32.5	23.2
All Other	0.4	0.8

	166.5	147.3
Unallocated corporate SG&A	(36.1)	(42.5)
Unallocated research and development	(0.2)	(1.0)

Total operating income	$130.2	$103.8

17. Subsequent Events
     On April 22, 2008, upon approval by Holdings’ shareholders, Holdings’ Short-Term Incentive Plan (the “STIP”) was further amended to increase the number of shares authorized under the STIP by 2,000,000 class A common stock (for an aggregate number of class A common stock issuable under the LTIP of 2,800,000 shares) and to provide that all future grants of shares under the STIP may only be made in class A common stock.
     On April 22, 2008, upon approval by Holdings’ shareholders, Holdings’ Long-Term Incentive Plan (the “LTIP”) was further amended to increase the number of shares authorized under the LTIP by 3,000,000 class A common stock (for an aggregate number of class A common stock issuable under the LTIP of 3,400,000 shares) and to provide that all future grants of shares under the LTIP may only be made in class A common stock.
     On April 21, 2008, upon approval by Holdings’ Board of Directors, Holdings’ Director Stock Plan (the “DSP”) was amended to allow for grants of restricted stock units (“RSUs”), provide for the grants of stock or RSUs that will comprise one-half of each non-employee director’s annual director fee and eliminate performance conditions in favor of a one-year service condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following section may include “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.
Recent Events
     On April 25, 2008, Spirit announced its participation in a joint venture partnership called Taikoo Spirit AeroSystems Composite Co., between several major aviation companies to develop and implement a state-of-the-art composite and metal bond component repair station in the Asia-Pacific region. The new service center will be located in Xiamen, China and will provide repair services for airlines and aircraft operators across the Asia-Pacific region.
     On April 9, 2008, Boeing announced a revised schedule for the first flight and initial deliveries of the B787 Dreamliner. The date of first flight was projected to occur in the fourth quarter of 2008 rather than the end of the second quarter of 2008, and initial deliveries were rescheduled for the third quarter of 2009 rather than the first quarter of 2009. According to Boeing, the new schedule will result in approximately twenty-five B787 aircraft deliveries in 2009.
     On March 26, 2008, Spirit and Boeing amended their existing B787 Supply Agreement to, among other things, provide for revised payment terms for deliveries from Spirit to Boeing. The revised terms will result in additional cash advance payments to Spirit in 2008 approximating the value anticipated to be delivered by Spirit in 2008 in the original B787 program schedule. The additional advances will be applied against the purchase price of ship sets delivered until fully repaid. The amendment also eliminates the existing delayed payment schedule for ship sets delivered prior to aircraft certification and ties all payments for ship sets not covered by the additional advances to the date of delivery by Spirit to Boeing. The amended payment terms were initiated with a cash advance payment made to Spirit of $124.0 million which is reflected in our first quarter 2008 results.
     On March 18, 2008, Spirit entered into an amendment (the “Amendment”) to the Second Amended and Restated Credit Agreement dated as of November 27, 2006 (as amended), among Spirit, as Borrower, Spirit Holdings, as Parent Guarantor, the Lenders referred to therein, Citicorp North America, Inc., as Administrative Agent, Citigroup Global Markets Inc., as Sole Lead Arranger and Bookrunner, The Bank of Nova Scotia and Royal Bank Of Canada, as Co-Arrangers and Co-Syndication Agents, The Bank Of Nova Scotia, as Issuing Bank, and Export Development Canada and Caisse de Dépôt et Placement due Québec, as Co-Documentation Agents (the “Second Amended and Restated Credit Agreement”). The Amendment increased the revolving credit facility from $400 to $650 million. The maturity date and interest cost of the credit facility remain unchanged. See “Liquidity and Capital Resources.”
     On March 14, 2008, Spirit announced Rolls-Royce Corporation (“Rolls-Royce”) as the customer for one of its previously awarded business jet contracts worth in excess of $600 million in sales. Spirit will design and build the nacelles, thrust reversers and engine build-up components for the engines for the Gulfstream G650 Business Jet. Rolls-Royce is providing Gulfstream Aerospace Corporation (“Gulfstream”) with its BR725 engine. The design and manufacturing for the contract will be done at Spirit’s Wichita, Kansas facility.
     On March 13, 2008, Spirit announced Gulfstream as the customer for one of its previously awarded business jet contracts worth in excess of $1 billion in sales. Spirit will utilize its internal capability and global supply base to design and manufacture an integrated flight-ready wing for the Gulfstream G650 Business Jet. Final assembly, testing and delivery will be done at Spirit’s Tulsa, Oklahoma facility.
     On February 8, 2008, Cessna Aircraft Company (“Cessna”) announced its selection of Spirit as the supplier for the fuselage and empennage on the new Cessna large cabin business jet. Spirit has been participating in the Joint Development phase of the program. Cessna plans to achieve Federal Aviation Administration certification of the new aircraft by the end of 2013, with deliveries beginning in 2014.
Overview
     We are the largest independent non-OEM (OEM refers to aircraft original equipment manufacturer) parts designer and manufacturer of commercial aerostructures in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial, military and business jet aircraft.

We derive our revenues primarily through long-term supply agreements with Boeing, Airbus, and various business jet customers. For the three months ended March 27, 2008, we generated net revenues of $1,036.4 million and net income of $85.2 million.
     We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid and rear fuselage sections, (2) Propulsion Systems, which include nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which include facilities in Tulsa and McAlester, Oklahoma and Prestwick, Scotland that manufacture wings, wing components, flight control surfaces, and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services and sales of natural gas through a tenancy-in-common with other Wichita companies. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 27%, 20% and less than 1%, respectively, of our segment operating income before unallocated corporate expenses for the three months ended March 27, 2008.
2008 Outlook
     We expect the following results, or ranges of results, for the year ending December 31, 2008:

	2008 Outlook	2007 Actuals
Revenues	~$4.4 billion	$3.9 billion
Earnings per share, diluted	$2.25-2.35 per share	$2.13 per share
Effective tax rate	~33%	29.3%
Cash flow from operations	~$400 million	$180 million
Capital expenditures	~$275 million	$288 million
Capital reimbursement	~$116 million	$46 million
     Our 2008 outlook is based on the following market assumptions:
•	We previously issued 2008 revenue guidance of approximately $4.7 billion based on previously issued 2008 Boeing delivery guidance of 480-490 aircraft and internal Spirit forecasts for Airbus and other products. Our revenue guidance assumed delivery of approximately forty-five 787 ship sets from Spirit to Boeing. On April 9, 2008, Boeing announced a revised schedule that shifted first customer deliveries of the 787 to the third quarter of 2009, with approximately twenty-five 787 aircraft now expected to be delivered in 2009.

•	We now expect to achieve 2008 revenues of approximately $4.4 billion based on the revised 787 schedule; 2008 Boeing delivery guidance 475-480 aircraft; 2008 Airbus delivery guidance of greater than 470 aircraft; and internal Spirit forecasts for other products.

•	Fully diluted earnings per share for 2008 is now expected to be between $2.25 and $2.35 as improved operating efficiencies are expected to offset a portion of the impact of delays in the 787 program.

•	Effective December 31, 2007, the U.S. Research and Experimentation Tax Credit expired. While there has been activity to retroactively extend this credit, no bill has been signed into law. We have assumed the U.S. Research and Experimentation Tax Credit will be reinstated retroactively to January 1, 2008, and this assumption has been reflected in our effective tax rate 2008 outlook.

•	For 2008, cash flow from operations is expected to be approximately $400 million, as revised 787 payment terms shift cash receipts from 2009 and early 2010 into 2008. Capital expenditures are expected to be approximately $275 million in 2008.

Results of Operations

	Three Months	Three Months
	Ended	Ended
	March 27,	March 29,
	2008	2007
	($ in millions)
Net revenues	$1,036.4	$954.1
Operating costs and expenses
Cost of sales	857.3	794.8
Selling, general and administrative	39.1	45.1
Research and development	9.8	10.4

Total costs and expenses	906.2	850.3
Operating income	130.2	103.8
Interest expense and financing fee amortization	(9.1)	(8.9)
Interest income	5.7	7.7
Other income, net	1.4	2.0

Income before income taxes	128.2	104.6
Income tax provision	(43.0)	(34.8)

Net income	$85.2	$69.8

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

Comparative ship set deliveries by model are as follows:

	Three Months	Three Months
	Ended	Ended
Model	March 27, 2008	March 29, 2007
B737	93	83
B747	4	5
B767	3	3
B777	20	21
B787	1	—

Total Boeing	121	112

A320 Family	95	93
A330/340	24	22
A380	4	—

Total Airbus	123	115

Hawker 800 Series	15	16

Total	259	243

Three Months Ended March 27, 2008 as Compared to Three Months Ended March 29, 2007
     Net Revenues. Net revenues for the three months ended March 27, 2008 were $1,036.4 million, an increase of $82.3 million, or 9%, compared with net revenues of $954.1 million for the same period in the prior year. The increase in net revenues is primarily attributable to ship set delivery rate increases on the B737, A320 Family, A330/340, and A380 programs and the second ship set delivery of the B787 forward fuselage. Deliveries to Boeing increased from 112 ship sets during the first three months of 2007 to 121 ship sets in the first three months of 2008, an 8% increase. In total, in the first three months of 2008, we delivered 259 ship sets compared to 243 ship sets delivered for the same period in the prior year, a 7% increase. Approximately 98% of Spirit’s net revenue for the first three months 2008 came from our two largest customers, Boeing and Airbus.

     Cost of Sales. Cost of sales as a percentage of net revenues was 83% for the three months ended March 27, 2008 and March 29, 2007. The $62.5 million, or 8% increase, in cost of sales is primarily attributed to the increase in ship set deliveries. During the first three months of 2008, Spirit updated its contract profitability estimates resulting in a favorable change in contract estimates of $1.8 million driven primarily by favorable cost trends within the Wing Systems segment’s current contract blocks, as compared to $6.3 million of favorable change in contract estimates recognized during the first quarter of 2007.
     Selling, General and Administrative. SG&A as a percentage of net revenues for the first three months of 2008 was 4% as compared to 5% for the same period in the prior year. SG&A Expenses in the first three months of 2008 were lower as a percentage of net revenue due to a decrease in non-cash stock compensation expenses and minimal transition related costs as spending was mostly completed in the first half of 2007.
     Research and Development. R&D costs as a percentage of net revenues remained constant at approximately 1% for the three months ended March 27, 2008 and March 29, 2007. R&D spending on the 787 program was completed in January of 2007.
     Operating Income. Operating income for the three months ended March 27, 2008 was $130.2 million, an increase of $26.4 million, or 25%, compared to operating income of $103.8 million for the same period in the prior year. The increase was driven by the additional gross profit from greater sales volume and lower SG&A expenses in the quarter, as compared to the first quarter of 2007.
     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the first three months of 2008 includes $8.2 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs as compared to $8.3 million of interest and fees paid or accrued in connection with long-term debt and $0.6 million in amortization of deferred financing costs for the same period in the prior year. The increase of $0.2 as compared to the first quarter of 2007 primarily resulted from an increase in amortizable costs associated with the Amendment of the credit facility.
     Interest Income. Interest income for the first three months of 2008 consisted of $4.9 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition and $0.8 million in interest income as compared to $5.5 million of accretion and $2.2 million in interest income for the same period in the prior year.
     Provision for Income Taxes. The income tax provision for the first quarter of 2008 consisted of $40.4 million for federal income taxes, $1.1 million for state taxes and $1.5 million for foreign taxes. The effective income tax rate of 33.5% for the three months ended March 27, 2008 is slightly higher than the effective income tax rate of 33.2% for the same period in the prior year due to the expiration of the U.S. Research and Experimentation Tax Credit effective December 31, 2007, offset by an increase in the Domestic Production Activities Deduction and state income tax credits.
     Segments. We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid and rear fuselage sections, (2) Propulsion Systems, which include nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which include facilities in Tulsa and McAlester, Oklahoma and Prestwick, Scotland that manufacture wings, wing components, flight control surfaces, and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services and sales of natural gas through a tenancy-in-common with other Wichita companies.

     The following table shows comparable segment operating income before unallocated corporate expenses for the three months ended March 27, 2008 compared to the three months ended March 29, 2007:

	Three Months Ended	Three Months Ended
	March 27, 2008	March 29, 2007
	($ in millions)
Segment Revenues
Fuselage Systems	$492.0	$445.2
Propulsion Systems	274.7	260.4
Wing Systems	262.3	241.2
All Other	7.4	7.3

	$1,036.4	$954.1

Segment Operating Income
Fuselage Systems	$89.1	$83.0
Propulsion Systems	44.5	40.3
Wing Systems	32.5	23.2
All Other	0.4	0.8

	166.5	147.3
Unallocated corporate SG&A	(36.1)	(42.5)
Unallocated research and development	(0.2)	(1.0)

Total operating income	$130.2	$103.8

     Improvements to segment operating income before unallocated corporate expenses in the first quarter of 2008 compared to the first quarter of 2007 were driven by higher sales and lower expenses, primarily SG&A and transition costs. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 27%, 20% and less than 1%, respectively, of our segment operating income before unallocated corporate expenses for the three months ended March 27, 2008. Operating income before unallocated corporate expenses as a percentage of net revenues by segment was approximately 18%, 16%, 12% and 1%, respectively, for Fuselage Systems, Propulsion Systems, Wing Systems and All Other for the three months ended March 27, 2008.
     Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 47%, 27%, 25% and 1% respectively, of our net revenues for the three months ended March 27, 2008. Net revenues attributable to Airbus are recorded in the Wing Systems segment.
     Fuselage Systems. Fuselage Systems segment net revenues for the first quarter of 2008 were $492.0 million, an increase of $46.8 million, or 11%, over the same period in the prior year. This reflects an increase in Boeing B737 production volume in support of customer deliveries and the second ship set delivery of the B787 forward fuselage. Fuselage Systems posted segment operating margins of 18% for the first three months of 2008, down from 19% in the same period of 2007 due to higher R&D spending in the first three months of 2008 as compared to the same period last year.
     Propulsion Systems. Propulsion Systems segment net revenues for the first three months of 2008 were $274.7 million, an increase of $14.3 million, or 6%, over the same period last year. This reflects an increase in Boeing B737 model production volumes in support of customer deliveries. Propulsion Systems posted segment operating margins of 16% for the first three months of 2008 as compared to 15% for the same period of 2007 due to improved operating efficiencies realized in the first three months of 2008.
     Wing Systems. Wing Systems segment net revenues for the first three months of 2008 were $262.3 million, an increase of $21.1 million, or 9%, over the same period last year. Wing Systems posted segment operating margins of 12% for the first three months of 2008, compared to 10% in same period of 2007, reflecting improved operating efficiencies and lower R&D expenses.
     All Other. All Other net revenues consist of sundry sales and miscellaneous services, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. The increase in net revenues in the first three months of 2008, compared to the first three months of 2007, was driven by an increase in natural gas revenues associated with KIESC, partially offset by a decrease in revenues for miscellaneous services.

Cash Flow
Three Months Ended March 27, 2008 Compared to the Three Months Ended March 29, 2007
     Operating Activities. For the three months ended March 27, 2008, we had a net cash inflow of $71.3 million from operating activities, an increase of $21.2 million, or 42%, compared to a net cash inflow of $50.1 million for the same period in the prior year. The increase in cash provided from operations in the first quarter of 2008 was primarily due to higher earnings and increased customer advances, which also contributed to the decrease in accounts receivable, partially offset by additional inventory for the B787 program. In accordance with the payment terms from the amended B787 Supply Agreement, we received a cash advance payment from Boeing in the amount of $124.0 million in March 2008.
     Investing Activities. For the three months ended March 27, 2008, we had a net cash outflow of $65.8 million from investing activities, a decrease of $9.2 million, or 12%, compared to $75.0 million for the same period in the prior year. During the first three months of 2008, we invested $65.7 million in property, plant and equipment, software and program tooling, which was $21.8 million less than the same period last year. Of the 2008 amount, $9.0 million involved capital investments related to the start of B787 production as compared to $50.0 million during the same period in the prior year. Net cash provided by investing activities in the first quarter of 2007 included $11.4 million of capital reimbursements received from Boeing.
     Financing Activities. For the three months ended March 27, 2008, we had a net cash inflow of $65.0 million from financing activities compared to a net cash outflow of $2.1 million for the same period in the prior year. The increase in net cash provided from financing activities in the current quarter was primarily the result of $75.0 of borrowings from the revolving credit facility, partially offset by $6.8 million of debt issuance costs.
Liquidity and Capital Resources
     Liquidity, or access to cash, is an important factor in determining our financial stability. The primary sources of our liquidity include cash flow from operations, borrowing capacity through our credit facilities and advance payments and receivables from customers. Our liquidity requirements and working capital needs depend on a number of factors, including the timing and rate of deliveries, payment terms under our contracts, the level of research and development expenditures related to new programs, capital expenditures, growth and contractions in the business cycle, contributions to our union-sponsored plans and interest and debt payments.
     On March 18, 2008, we entered into the Amendment to the Second Amended and Restated Credit Agreement. As a result of the Amendment, the revolving credit facility and the $700.0 million term loan B were amended to, among other things, (i) increase the amount of the revolver from $400.0 million to $650.0 million, (ii) increase from $75.0 million to $200.0 million the amount of indebtedness Spirit and its subsidiaries can incur on a consolidated basis to finance acquisition of capital assets, (iii) add a provision allowing Spirit and Spirit Holdings to have additional indebtedness outstanding of up to $300.0 million, (iv) add a provision allowing Spirit and its subsidiaries on a consolidated basis the ability to make investments in joint ventures not to exceed a total of $50.0 million at any given time, and (v) modify the definition of “Change of Control” to exclude certain circumstances that previously would have been considered a Change of Control.
     On March 26, 2008, Boeing and Spirit amended their existing B787 Supply Agreement to, among other things, provide for revised payment terms for deliveries from Spirit to Boeing. The revised terms will result in additional cash advance payments to Spirit in 2008 approximating the value anticipated to be delivered by Spirit in 2008 in the original B787 program schedule. The additional advances will be applied against the purchase price of the ship sets delivered until fully repaid. The amendment also eliminates the existing delayed payment schedule for ship sets delivered prior to aircraft certification and ties all payments for ship sets not covered by the additional advances to the date of delivery by Spirit to Boeing. The amended payment terms were initiated with a cash advance payment made to Spirit of $124.0 million which is reflected in our first quarter 2008 results.
     We ended the first quarter of 2008 with cash and cash equivalents of $203.4 million, an increase of $70 million, compared to a cash balance of $133.4 million at December 31, 2007. This increase included proceeds of $75.0 million of drawdown on our revolving credit facility, $124.0 million in customer advances and $129.0 million of cash used primarily for working capital, capital investment and debt service. The outstanding revolver balance of $75.0 million was repaid on April 2, 2008.
     Considering the positive impacts of the additional borrowing capacity under the revolving credit facility and the additional advance payments from Boeing, we believe our liquidity position is fully adequate to fund all intermediate term cash flow needs.

     During the quarter, Standard & Poor’s revised the Company’s credit outlook from negative to stable following Spirit’s announcement of its increased credit line. Standard & Poor’s and Moody’s confirmed their respective BB and Ba3 corporate ratings for Spirit.
     We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. To account for our derivative financial instruments, we follow the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138. Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. The derivatives are valued at “mark to market” with the changes in fair market value of the instruments recorded at each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item or when the hedge is no longer effective. We present the cash flows associated with our derivatives as a component of the investing section of the Statement of Cash Flows. Our use of derivatives has generally been limited to interest rate swaps, but in fiscal 2006 we also began using derivative instruments to manage our risk associated with U.S. dollar denominated contracts negotiated by Spirit Europe. We believe that the effect of significant increases or decreases in the aggregate fair value of our derivatives will not materially impact our liquidity.
     The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities.
Repayment of B787 Advance Payments
     The original B787 Supply Agreement required Boeing to make advance payments to us for production articles in the aggregate amount of $700.0 million. These advances were paid by the end of 2007. We must repay this advance, without interest, in the amount of a $1.4 million offset against the purchase price of each of the first five hundred B787 ship sets delivered to Boeing. In the event that Boeing does not take delivery of five hundred B787 ship sets, any advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance repaid at the rate of $84.0 million per year beginning the year in which we deliver our final B787 production ship set to Boeing, prorated for the remaining portion of the year in which we make our final delivery. Accordingly, portions of the repayment liability are included as current and long-term liabilities in our consolidated balance sheet.
     On March 26, 2008, Boeing and Spirit amended their existing B787 Supply Agreement to, among other things, provide for revised payment terms for deliveries from Spirit to Boeing. The Amended B787 Supply Agreement requires Boeing to make additional advance payments to us in 2008 for production articles in an aggregate amount approximating the value anticipated to be delivered by Spirit in 2008 in the original B787 program schedule, in addition to the $700.0 million received through 2007. The additional advances will be applied against the full purchase price of the ship sets delivered (net of the $1.4 million per ship set applied against the initial $700.0 million of advances described above) until fully repaid. In the event that Boeing does not take delivery of the number of ship sets for which the additional advance payments have been made, any additional advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance repaid beginning the year in which we deliver our final B787 production ship set to Boeing, with the full amount to be repaid no later than the end of the subsequent year. Accordingly, portions of the repayment liability associated with the additional advances are included as current and long-term liabilities in our consolidated balance sheet.

Cautionary Statements regarding Forward-Looking Statements
     This quarterly report contains “forward-looking statements.” Forward-looking statements give our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.
     Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to:
•	our ability to continue to grow our business and execute our growth strategy;

•	the build rates of certain Boeing aircraft including, but not limited to, the B737 program, the B747 program, the B767 program and the B777 program, and build rates of the Airbus A320 and A380 programs;

•	the success and timely progression of Boeing’s new B787 aircraft program, including receipt of necessary regulatory approvals;

•	our ability to enter into supply arrangements with additional customers and the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing, Airbus, and other customers;

•	any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from reduced orders by their customers;

•	future levels of business in the aerospace and commercial transport industries;

•	competition from original equipment manufacturers and other aerostructures suppliers;

•	the effect of governmental laws, such as U.S. export control laws, the Foreign Corrupt Practices Act, environmental laws and agency regulation, in the U.S. and abroad;

•	the effect of new commercial and business aircraft development programs, and the resulting timing and resource requirements that may be placed on us;

•	the cost and availability of raw materials and purchased components;

•	our ability to recruit and retain highly skilled employees and our relationships with the unions representing many of our employees;

•	spending by the United States and other governments on defense;

•	our continuing ability to operate successfully as a stand-alone company;

•	the outcome or impact of ongoing or future litigation and regulatory actions; and

•	our exposure to potential product liability claims.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 22, 2008, which could materially affect our business, financial condition or results of operations. There have been no material changes to our market risk since the filing of our Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls as of March 27, 2008, and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     During the first quarter of 2008, portions of our new enterprise resource planning (ERP) system were implemented. This conversion affected certain general ledger functions, and resulted in the use of new system reports and additional monitoring controls during the transition from legacy systems. Other than this item, there were no other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding any recent material developments relating to our legal proceedings since the filings of our most recent Annual Report on Form 10-K is included in Note 15 to our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
     In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 22, 2008, which could materially affect our business, financial condition or results of operations.

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

Signature	Title	Date

/s/ Ulrich Schmidt Ulrich Schmidt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	May 1, 2008

/s/ Daniel R. Davis Daniel R. Davis	Corporate Controller (Principal Accounting Officer)	May 1, 2008