Form 10-Q
period 2008-06-26
Spirit AeroSystems Holdings, Inc.
filed 2008-08-01
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 25, 2008, the registrant had outstanding 103,214,345 shares of class A common stock, $0.01 par value per share and 36,696,560 shares of class B common stock, $0.01 par value per share.

Page
PART I- FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	34
PART II- OTHER INFORMATION
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 4. Submission of Matters to a Vote of Security Holders	35
Item 6. Exhibits	36

Signatures	37
Employment Agreement
Inducement Agreement
Lease Agreement
Construction Agency Agreement
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements
Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 26, 2008	June 28, 2007	June 26, 2008	June 28, 2007
	($ in millions, except per share data)
Net revenues	$1,062.1	$958.8	$2,098.5	$1,912.9
Operating costs and expenses
Cost of sales	874.5	788.7	1,731.8	1,583.5
Selling, general and administrative	40.9	54.3	80.0	99.4
Research and development	10.6	13.7	20.4	24.1

Total operating costs and expenses	926.0	856.7	1,832.2	1,707.0
Operating income	136.1	102.1	266.3	205.9
Interest expense and financing fee amortization	(10.5)	(9.5)	(19.6)	(18.4)
Interest income	5.0	7.2	10.7	14.8
Other income, net	0.2	1.8	1.6	3.8

Income before income taxes	130.8	101.6	259.0	206.1
Income tax expense	(44.4)	(33.6)	(87.4)	(68.3)

Net income	$86.4	$68.0	$171.6	$137.8

Earnings per share
Basic	$0.63	$0.50	$1.25	$1.04
Diluted	$0.62	$0.49	$1.23	$0.99
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 26,	December 31,
	2008	2007
	($ in millions)
Current assets
Cash and cash equivalents	$147.4	$133.4
Accounts receivable, net	234.3	159.9
Current portion of long-term receivable	110.8	109.5
Inventory, net	1,652.8	1,342.6
Prepaids	15.3	14.2
Other current assets	74.9	83.2

Total current assets	2,235.5	1,842.8
Property, plant and equipment, net	1,028.8	963.8
Long-term receivable	50.8	123.0
Pension assets	341.2	318.7
Other assets	89.6	91.6

Total assets	$3,745.9	$3,339.9

Current liabilities
Accounts payable	$404.9	$362.6
Accrued expenses	172.3	182.6
Current portion of long-term debt	8.9	16.0
Advance payments, short-term	159.8	67.6
Deferred revenue, short-term	40.0	42.3
Other current liabilities	13.8	3.9

Total current liabilities	799.7	675.0
Long-term debt	586.2	579.0
Advance payments, long-term	745.1	653.4
Other liabilities	171.4	165.9
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 103,201,380 and 102,693,058 issued and outstanding, respectively	1.0	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 36,713,632 and 36,826,434 shares issued and outstanding, respectively	0.4	0.4
Additional paid-in capital	931.9	924.6
Accumulated other comprehensive income	113.9	117.7
Retained earnings	396.3	222.9

Total shareholders’ equity	1,443.5	1,266.6

Total liabilities and shareholders’ equity	$3,745.9	$3,339.9

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Retained		Comprehensive
	Shares	Amount	Paid-in Capital	Income	Earnings	Total	Income/(Loss)
			( $ in millions)
Balance — December 31, 2007	139,519,492	$1.4	$924.6	$117.7	$222.9	$1,266.6	$342.1

Net income					171.6	171.6	171.6
Employee equity awards	497,903	—	8.0			8.0
Stock forfeitures	(102,383)	—	(0.5)			(0.5)
SFAS 158 measurement date change, net of tax					1.8	1.8
Excess tax liability from share-based payment arrangements			(0.2)			(0.2)
Unrealized loss on cash flow hedges, net of tax				(2.8)		(2.8)	(2.8)
Unrealized loss on currency translation adjustments, net of tax				(1.0)		(1.0)	(1.0)

Balance — June 26, 2008	139,915,012	$1.4	$931.9	$113.9	$396.3	$1,443.5	$167.8

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 26, 2008	June 28, 2007
	($ in millions)
Operating activities
Net income	$171.6	$137.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	57.8	43.7
Amortization expense	4.6	3.8
Accretion of long-term receivable	(9.3)	(10.8)
Employee stock compensation expense	7.5	21.0
Excess tax benefit from share-based payment arrangements	—	(34.5)
Loss from the ineffectiveness of hedge contracts	0.6	—
Gain (Loss) on disposition of assets	(0.4)	0.1
Deferred taxes	0.5	13.7
Pension and other post-retirement benefits, net	(14.3)	(14.6)
Changes in assets and liabilities
Accounts receivable	(52.9)	(44.9)
Inventory, net	(310.2)	(212.4)
Accounts payable and accrued liabilities	43.3	28.4
Customer advances	183.9	54.2
Income taxes payable	10.3	38.5
Deferred revenue and other deferred credits	0.3	36.2
Other	(14.9)	4.4

Net cash provided by operating activities	78.4	64.6

Investing Activities
Purchase of property, plant and equipment	(119.4)	(159.2)
Proceeds from sale of assets	1.7	0.2
Long-term receivable (refer to footnote 6)	56.5	11.4
Financial derivatives	0.8	2.5
Investment in joint venture	(1.0)	—

Net cash (used in) investing activities	(61.4)	(145.1)

Financing Activities
Proceeds from revolving credit facility	75.0	—
Payments on revolving credit facility	(75.0)	—
Proceeds from issuance of debt	9.4	—
Proceeds from government grants	1.4	—
Principal payments of debt	(7.9)	(10.8)
Debt issuance costs	(6.8)	—
Excess tax benefit from share-based payment arrangements	—	34.5
Executive stock repurchase	—	(1.0)

Net cash provided by (used in) financing activities	(3.9)	22.7

Effect of exchange rate changes on cash and cash equivalents	0.9	0.5

Net increase (decrease) in cash and cash equivalents for the period	14.0	(57.3)
Cash and cash equivalents, beginning of period	133.4	184.3

Cash and cash equivalents, end of period	$147.4	$127.0

Supplemental Information
Change in value of financial instruments	$3.8	$2.0
Property acquired through capital leases	$3.3	$1.6
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)
1. Organization and Basis of Interim Presentation
     Spirit AeroSystems Holdings, Inc. (“Holdings”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit” or the “Company”). Onex Corporation (“Onex”) of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, Boeing and Hawker Beechcraft Corporation (formerly Raytheon Aircraft Company). Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit’s incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, and Cessna. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland and in Wichita. Spirit expects to open a new manufacturing facility in Subang, Malaysia in early 2009 and another manufacturing facility in Kinston, North Carolina in 2010 that will produce components for the A350 XWB aircraft.
     Spirit is the majority participant in the Kansas Industrial Energy Supply Company (KIESC), a tenancy-in-common with other Wichita companies established to purchase natural gas. KIESC is fully consolidated as Spirit owns 77.8% of the entity’s equity.
     In November 2007, Spirit entered into a joint venture with Progresstech LTD of Moscow, Russia called Spirit-Progresstech LLC. Spirit and Progresstech LTD each have a 50% ownership interest in the company, which provides aerospace engineering consulting services. The investment in Spirit-Progresstech LLC is accounted for under the equity method of accounting.
     In April 2008, Spirit entered into a joint venture with Hong Kong Aircraft Engineering Company Limited (HAECO), and its subsidiary, Taikoo Aircraft Engineering Company Limited (TAECO), Oklahoma-based First Wave MRO, Inc., Cathay Pacific Airways Limited, and Cal-Asia to develop and implement a state-of-the-art composite and metal bond component repair station in the Asia-Pacific region. The service center will be called Taikoo Spirit AeroSystems Composite Co. Ltd., with Spirit expected to own 25.5% of the company. The investment in Taikoo Spirit AeroSystems Composite Co. Ltd. will be accounted for under the equity method of accounting.
     The accompanying interim condensed consolidated financial statements include Spirit’s financial statements and the financial statements of its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership), are accounted for by the equity method. All intercompany balances and transactions have been eliminated in consolidation. Spirit’s U.K. subsidiary uses local currency, the British pound, as its functional currency. All other foreign subsidiaries use local currency as their functional currency with the exception of our Malaysian subsidiary which uses the British pound.
     As part of the monthly consolidation process, the functional currency is translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts as defined by SFAS No. 52, Foreign Currency Translation (as amended).
     In the opinion of management, the accompanying interim condensed unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 26, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2008 presentation. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2008.

2. Summary of Significant Accounting Policies
     The significant accounting policies set forth in this report should be read in conjunction with the significant accounting policies discussed in the notes to the consolidated financial statements under Part II, Item 8, “Financial Statements and Supplementary Data”, included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 22, 2008.
Joint Ventures
     The investment resulting in a 50% ownership interest in Spirit-Progresstech LLC totaled $1.0 at June 26, 2008 and is accounted for under the equity method of accounting.
     The investment resulting in a 25.5% ownership interest in Taikoo Spirit AeroSystems Composite Co. Ltd. will be accounted for under the equity method of accounting when we fund our contribution in the third quarter of 2008.
Government Grants
     As part of our site construction projects in Kinston, North Carolina and Subang, Malaysia, we have the potential benefit of government grants related to government funding of a portion of these buildings and other specific capital assets. Due to the terms of the lease agreements, we are deemed to own the construction projects. During the construction phase of the facilities, as amounts eligible under the terms of the grants are expended, we will record that spending as Property, Plant and Equipment (construction in process) and Deferred Grant Income Liability (less the present value of any future minimum lease payments). Upon completion of the facilities, the Deferred Grant Income will be amortized as a component of production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the Deferred Grant Income related to the capital investment criteria, which represents half of the grant, will be amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the Deferred Grant Income will be amortized over the ten year period in a manner consistent with the job performance criteria. In Malaysia, the Deferred Grant Income will be amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of June 26, 2008, we recorded $7.6 within Property, Plant and Equipment and Other Long-Term Liabilities (Deferred Grant Income) related to the use of grant funds in Malaysia. Of the $7.6 of additions, $6.2 represents transactions where funds have been paid directly to contractors by parties other than Spirit so they are not reflected on the Statement of Cash Flows. The remaining $1.4 amount was paid to contractors by Spirit and we received reimbursement from governmental entities so that amount is reflected within Capital Expenditures and Proceeds from Government Grants within the Investing and Financing sections of the Statement of Cash Flows, respectively.
New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) in the United States, and expands disclosures about fair value measures. It is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of SFAS 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. On November 14, 2007, the FASB granted a one year deferral solely for non-financial assets and liabilities to comply with SFAS 157. Financial assets have been subject to the rule since the original effective date of November 15, 2007. The partial adoption of SFAS 157 did not affect our financial position or results of operations, but did require additional disclosures about fair value measurement for financial assets. See Note 8, Fair Value Measurements. In February 2008, the FASB issued Staff Position “Partial Deferral of the Effective Date of Statement 157” (FSP No. 157-2), which delayed the adoption date until January 1, 2009 for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. We do not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on our financial position or results of operations.
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

     In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired to be measured at their fair value on the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations completed subsequent to that adoption.
     In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 160 to have a material impact on our financial position or results of operations.
     In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161), which requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. We do not expect the adoption of SFAS 161 to have a material impact on our financial position or results of operations.
     In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 will not have a material impact on our financial position or results of operations.
3. Accounts Receivable
     Accounts receivable, net consists of the following:

	June 26,	December 31,
	2008	2007
Trade receivables	$220.1	$154.9
Other	15.2	6.3

Total	235.3	161.2
Less: allowance for doubtful accounts	(1.0)	(1.3)

Accounts receivable, net	$234.3	$159.9

4. Inventory
     Inventories are summarized as follows:

	June 26,	December 31,
	2008	2007
Raw materials	$166.6	$157.8
Work-in-process	1,123.9	878.3
Finished goods	28.7	27.0

Product inventory	1,319.2	1,063.1
Capitalized pre-production	333.6	279.5

Total inventory, net	$1,652.8	$1,342.6

     Inventories are summarized by platform as follows:

	June 26,	December 31,
	2008	2007
B737	$363.8	$348.7
B747	136.3	93.8
B767	10.7	17.1
B777	174.3	158.0
B787(1)	682.9	527.3
Airbus — All platforms	90.3	86.4
Gulfstream(2)	108.7	44.9
Rolls-Royce	29.8	10.8
Other in-process inventory related to long-term contracts and other programs(3)	56.0	55.6

Total inventory	$1,652.8	$1,342.6

(1)	B787 inventory includes $237.0 and $238.0 in capitalized pre-production costs at June 26, 2008 and December 31, 2007, respectively.

(2)	Gulfstream inventory includes $96.6 and $39.5 in capitalized pre-production costs at June 26, 2008 and December 31, 2007, respectively.

(3)	Includes contracted non-recurring services for certain derivative aircraft programs to be paid by the original equipment manufacturer, plus miscellaneous other work-in-process.
     Capitalized pre-production costs include certain costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically recovered over a certain number of ship set deliveries and the Company believes these amounts will be fully recovered.
     At June 26, 2008, work-in-process inventory included $167.1 of deferred production costs on certain contracts for the excess of production costs over the estimated average cost per ship set and $(43.7) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks. These balances were $57.1 and $(50.4), respectively, at December 31, 2007. Recovery of excess over average deferred production costs is dependent on the number of ship sets ultimately sold and actual selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts will be fully recovered.
     Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.

     The following is a roll forward of the inventory obsolescence and surplus reserve included in the inventory balances at June 26, 2008:

Balance-December 31, 2007	$21.8
Charges to costs and expenses	10.8
Write-offs, net of recoveries	(5.9)

Balance-June 26, 2008	$26.7

5. Property, Plant and Equipment
     Property, plant and equipment, net consists of the following:

	June 26,	December 31,
	2008	2007
Land	$19.7	$19.2
Buildings (including improvements)	183.8	178.2
Machinery and equipment	441.9	396.7
Tooling	411.8	384.7
Construction-in-progress	209.9	164.4

Total	1,267.1	1,143.2
Less: accumulated depreciation	(238.3)	(179.4)

Property, plant and equipment, net	$1,028.8	$963.8

     Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $1.6 and $1.7 for the three months ended June 26, 2008 and June 28, 2007, respectively, and $3.1 and $3.3 for the six months ended June 26, 2008 and June 28, 2007, respectively. Repair and maintenance costs are expensed as incurred. We recognized $27.0 and $25.3 of repair and maintenance expense for the three months ended June 26, 2008 and June 28, 2007, respectively, and $49.6 and $42.7 for the six months ended June 26, 2008 and June 28, 2007, respectively.
6. Long-Term Receivable
     In connection with the Boeing Acquisition, Boeing is required to make future non-interest bearing payments to Spirit attributable to the acquisition of title of various tooling and other capital assets to be determined by Spirit. Spirit will retain usage rights and custody of the assets for their remaining useful lives without compensation to Boeing.
     The following is a schedule of future payments from our long-term and short-term receivables:

2008	$59.6
2009	115.4

Total	$175.0

     A discount rate of 9.75% was used to record these payments at their estimated present value of $161.6 and $208.8 at June 26, 2008 and December 31, 2007, respectively. At June 26, 2008, the current portion of the long-term receivable was $110.8.

7. Other Assets
     Other assets are summarized as follows:

	June 26,	December 31,
	2008	2007
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	34.4	34.3

Total intangible assets	46.1	46.0
Less: Accumulated amortization-patents	(0.5)	(0.4)
Accumulated amortization-favorable leasehold interest	(2.2)	(1.9)
Accumulated amortization-customer relationships	(9.7)	(7.5)

Intangible assets, net	33.7	36.2

Deferred tax asset, non-current	29.2	30.5
Deferred financing costs, net	16.8	12.2
Fair value of derivative instruments	1.6	5.5
Goodwill — Europe	3.7	3.7
Other	4.6	3.5

Total other assets	$89.6	$91.6

     Deferred financing costs are recorded net of $12.2 and $10.1 of accumulated amortization at June 26, 2008 and December 31, 2007, respectively. Included in deferred financing fees was an additional $6.8 of financing costs associated with the March 18, 2008 amendment to the Second Amended and Restated Credit Facility (see Note 9 below).
     The Company recognized $1.2 and $1.3 of amortization expense of intangibles for the three months ended June 26, 2008 and June 28, 2007, respectively, and $2.6 for each of the six month periods ended June 26, 2008 and June 28, 2007.
8. Fair Value Measurements
     We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. To account for our derivative financial instruments, we follow the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138. Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item or when the hedge is no longer effective. We present the cash flows associated with our derivatives as a component of the investing section of the Statement of Cash Flows. Our use of derivatives has generally been limited to interest rate swaps, but in fiscal year 2006 we also began using derivative instruments to manage our risk associated with U.S. dollar denominated contracts negotiated by Spirit Europe.
     Effective January 1, 2008, the Company adopted SFAS 157, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. In February 2008, the FASB issued Staff Position FSP No. 157-2, Partial Deferral of the Effective Date of Statement 157, which delayed the adoption date until January 1, 2009 for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. We do not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on our financial position or results of operations.
     SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard discloses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market. Quoted market prices are used to measure fair value for the underlying investments in our money market fund.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Observable inputs, such as current and forward interest rates and foreign exchange rates, are used in determining the fair value of our interest rate swaps and foreign currency hedges.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets and liabilities. Level 3 assets and liabilities includes financial instruments whose value is determined using pricing models, discounted cash flows methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

				Fair Value Measurements
	June 26, 2008			At June 26, 2008, Using
				Quoted Prices in	Significant
				Active Markets	Other	Significant
	Total Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount on	Measured at	Measured at	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Money Market	$103.4	$103.4	$—	$103.4	$—	$—
Interest Swaps	$(6.8)	$—	$(6.8)	$—	$(6.8)	$—
Foreign Currency Hedges	$4.9	$7.2	$(2.3)	$—	$4.9	$—
     In the second quarter of 2008, the Company recorded an additional $0.3 for the ineffective portion of the change in fair value of interest rate swaps as a component of Interest Expense bringing the total amount recorded as Interest Expense to $0.6 in the first half of 2008. The ineffective portion of the change in fair value for the foreign currency hedges was immaterial at June 26, 2008.
9. Debt
     In connection with the Boeing Acquisition, Spirit executed an $875.0 credit agreement that consisted of a $700.0 senior secured term loan used to fund the acquisition and pay all related fees and expenses associated with the acquisition and the credit agreement, and a $175.0 senior secured revolving credit facility. On November 27, 2006, the credit agreement was amended to, among other things, increase the revolving credit facility to $400.0. Commitment fees associated with the revolver total 50 basis points on the undrawn amount and 225 basis points on letters of credit. On March 18, 2008, Spirit entered into an amendment (the “Amendment”) to its Second Amended and Restated Credit Agreement dated as of November 27, 2006 (as amended). As a result of the Amendment, the revolving credit facility and the $700.0 term loan B were amended to, among other things, (i) increase the amount of the revolver from $400.0 to $650.0, (ii) increase from $75.0 to $200.0 the amount of indebtedness Spirit and its subsidiaries can incur on a consolidated basis to finance acquisition of capital assets, (iii) add a provision allowing Spirit and Spirit Holdings to have additional indebtedness outstanding of up to $300.0, (iv) add a provision allowing Spirit and its subsidiaries on a consolidated basis the ability to make investments in joint ventures not to exceed a total of $50.0 at any given time, and (v) modify the definition of “Change of Control” to exclude certain circumstances that previously would have been considered a Change of Control. The maturity date and interest cost of both our senior secured term loan and revolving credit facility remains unchanged. At June 26, 2008, the Company had no outstanding loans under the revolving credit facility. The entire asset classes of the Company, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility.

Malaysian Term Loan
     On June 2, 2008, Spirit’s wholly owned subsidiary, Spirit AeroSystems Malaysia SDN BHD (“Spirit Malaysia”) entered into a Facility Agreement (“Facility Agreement”) for a term loan facility of Ringgit Malaysia (RM) 69.2 (approximately USD $20.0) (the “Facility”), with EXIM Bank to be used towards partial financing of plant and equipment (including the acquisition of production equipment), materials, inventory and administrative costs associated with the establishment of an aerospace-related composite component assembly plant, plus potential additional work packages in Malaysia at the Malaysia International Aerospace Center in Subang, Selangor, Malaysia (the “Project”). Funds for the Project will be available on a drawdown basis over a twenty-four month period from the date of the Facility Agreement. Spirit Malaysia is scheduled to make periodic draws against the Facility.
     The indebtedness repayment requires quarterly principal installments of RM 3.3 (USD $1.0) from September 2011 through May 2017, or until the entire loan principal has been repaid.
     Outstanding amounts drawn under the Facility are subject to a fixed interest rate of 3.5% per annum, payable quarterly.
     Total debt shown on the balance sheet is comprised of the following:

	June 26,	December 31,
	2008	2007
Senior secured debt (short and long-term)	$582.4	$583.8
Malaysian term loan	9.4	—
Present value of capital lease obligations	3.3	11.2

Total	$595.1	$595.0

10. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three		For the Six
	Months Ended		Months Ended
	June 26,	June 28,	June 26,	June 28,
Components of Net Periodic Pension Income	2008	2007	2008	2007
Service cost	$1.8	$1.9	$3.7	$3.8
Interest cost	9.7	9.2	19.3	18.4
Expected return on plan assets	(18.0)	(21.2)	(35.9)	(38.3)
Amortization of prior service cost	—	—	—	—
Amortization of net (gain)/loss	(1.2)	—	(2.9)	—

Net periodic pension income	$(7.7)	$(10.1)	$(15.8)	$(16.1)

	Other Benefits
	For the Three		For the Six
	Months Ended		Months Ended
	June 26,	June 28,	June 26,	June 28,
Components of Net Periodic Benefit Cost	2008	2007	2008	2007
Service cost	$0.4	$0.3	$0.8	$0.7
Interest cost	0.4	0.4	1.0	0.9
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net (gain)/loss	(0.2)	(0.1)	(0.3)	(0.1)

Net periodic benefit cost	$0.6	$0.6	$1.5	$1.5

Changes Required by SFAS 158
     As outlined in Form 10-K filed with the Securities and Exchange Commission on February 22, 2008 for the period ending December 31, 2007, SFAS 158 requires that we change our measurement date from November 30 to the fiscal year-end, December 31, by year-end 2008. Spirit has elected to apply the transition option under which a 13-month measurement was determined as of November 30, 2007 that covers the period until the fiscal year-end measurement is required on December 31, 2008. As a result, an adjustment to retained earnings was recorded in the first half of fiscal year-end 2008 as follows: pension $3.2 and other post-retirement benefits ($0.3), resulting in a net adjustment of $1.8, net of $1.1 in tax.
Employer Contributions
     We expect to contribute zero dollars to the U.S. qualified pension plan and less than $0.1 to both the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2008. As of June 26, 2008, our projected contributions to the U.K. pension plan for 2008 were $9.9, of which $5.1 was contributed during the first six months of 2008. We anticipate contributing the additional $4.8 to the U.K. pension plan during the remainder of 2008. In addition, $0.6 was contributed to the U.K. pension plan in January 2008 for the 2007 plan year. The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.
11. Stock Compensation
     Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.
     For the three months ended June 26, 2008, Holdings recognized a net total of $3.8 of stock compensation expense, which is net of $0.2 resulting from stock forfeitures, as compared to $14.4 of stock compensation expense, net of forfeitures, recognized for the three months ended June 28, 2007. For the six months ended June 26, 2008, Holdings has recognized a net total of $7.5 of stock compensation expense, which is net of $0.5 resulting from stock forfeitures, as compared to $21.0 of stock compensation expense, net of forfeitures, recognized for the six months ended June 28, 2007.
     Of the total $3.8 of net stock compensation expense recorded for the three months ended June 26, 2008, $3.7 was recorded as an expense in selling, general and administrative expense while the remaining $0.1 was capitalized in inventory and is recognized through cost of sales consistent with the accounting methods we follow in accordance with SOP 81-1. Of the total $7.5 of net stock compensation expense recorded year-to-date, $7.3 was recorded as an expense in selling, general and administrative expense while the remaining $0.2 was capitalized in inventory and is recognized through cost of sales.
     The restricted class B common stock grants that occurred after the Boeing Acquisition were approximately 790,230 under the Short-Term Incentive Plan, 141,941 under the Long-Term Incentive Plan, 9,392,652 under the Executive Incentive Plan, and 390,000 under the Director Stock Plan.
     In April 2008, the Director Stock Plan, Short-Term Incentive Plan, and Long-Term Incentive Plan were amended such that all future stock grants under those plans would consist of class A shares. In addition, the Short-Term Incentive Plan and the Long-Term Incentive Plan were amended to increase the number of shares available for grant thereunder by 2,000,000 and 3,000,000 shares, respectively. In May 2008, the

Board of Directors authorized grants of approximately 327,511 shares of class A common stock under the Long-Term Incentive Plan and 20,816 shares under the Director Stock Plan. The first anticipated grant of class A shares under the Short-Term Incentive Plan is anticipated to be in February of 2009 for 2008 performance. The aggregate fair value of vested class B shares was $61.0 and $58.2 at June 26, 2008 and June 28, 2007, respectively, based on the market value of Holdings’ common stock on those dates.
Board of Directors Stock Awards
     This plan provides non-employee directors the opportunity to receive grants of restricted shares of class A common stock, that vest one year from the grant date, or Restricted Stock Units (RSUs) of class A common stock, that vest upon the later of one year from the grant date or the Director’s separation from service, or both stock and stock units. The maximum aggregate number of shares that may be granted to participants is 3,000,000 shares. In April 2008, the Director Stock Plan was amended such that all issuance of stock pursuant to the plan after that date would be grants of class A common stock or RSUs. All shares granted prior to April 2008 were class B common stock.
     For each non-employee Director of Holdings, one-half of their annual director compensation will be paid in the form of a grant of class A common stock and/or class A common RSUs, as elected by each Director. In addition, each Director may elect to have all or any portion of the remainder of their annual director compensation paid in cash or in the form of a grant of stock and/or RSUs. In addition to this, the Board of Directors or its authorized committee may make discretionary grants of shares or RSUs from time to time.
     Holdings’ restricted class A common stock valued at $0.6 was granted to members of the Holdings’ Board of Directors in May 2008 based on the value of Holdings’ common stock at the grant date. If participants cease to serve as Directors within a year of the grant, the restricted shares are forfeited. Holdings expensed $0.1, and zero during the periods ended June 26, 2008, and June 28, 2007, respectively.
     The following table summarizes stock and RSU grants to members of the Holdings’ Board of Directors for the periods ended December 31, 2007 and June 26, 2008:

	Shares		Value (1)
	(Thousands)
	Class A	Class B	Class A	Class B
Board of Directors Stock Grants
Nonvested at December 31, 2006	—	223	$—	$3.3
Granted during period	—	—	—	—
Vested during period	—	(223)	—	(3.3)
Forfeited during period	—	—	—	—

Nonvested at December 31, 2007	—	—	—	—
Granted during period	21	—	0.6	—
Vested during period	—	—	—	—
Forfeited during period	—	—	—	—

Nonvested at June 26, 2008	21	—	$0.6	$—

(1)	Value represents grant date fair value.
Short-Term Incentive Plan
     The Short-Term Incentive Plan enables eligible employees to receive incentive benefits in the form of restricted stock in Holdings, cash, or both, as determined by the Board of Directors or its authorized committee. The stock portion vests one year from the date of grant. Restricted shares are forfeited if the employee’s employment terminates prior to vesting. In April 2008, the Short-Term Incentive Plan was amended such that all issuance of stock pursuant to the plan after that date would be grants of class A common stock and to increase by 2,000,000 the number of shares available for grant thereunder. All shares granted prior to April 2008 were class B common stock.
     In the first quarter of 2008, we recognized $0.9 of expense related to the shares granted under the Short-Term Incentive Plan for 2006 performance, which fully vested twelve months from the grant date. For the 2007 plan year, 149,576 shares with a value of $4.2 were granted on February 22, 2008 and will vest on the one-year anniversary of the grant date. Holdings expensed $1.0 and $1.5 for the three and six months ended June 26, 2008, respectively, for the 2007 plan year grant. The 2007 cash award of $3.9 was expensed in 2007 and paid in 2008. The intrinsic value of the unvested shares at June 26, 2008 and December 31, 2007 was $3.0 and $8.0, respectively, based on the value of Holdings’ common stock and the number of unvested shares.
     The following table summarizes the activity of the restricted shares under the Short-Term Incentive Plan for the periods ended December 31, 2007 and June 26, 2008:

	Shares	Value(1)
	(Thousands)
Short-Term Incentive Plan
Nonvested at December 31, 2006	390	$6.6
Granted during period	250	7.5
Vested during period	(381)	(6.4)
Forfeited during period	(27)	(0.7)

Nonvested at December 31, 2007	232	7.0
Granted during period	150	4.2
Vested during period	(231)	(7.0)
Forfeited during period	(6)	(0.2)

Nonvested at June 26, 2008	145	$4.0

(1)	Value represents grant date fair value.
Long-Term Incentive Plan
     The Long-Term Incentive Plan (“LTIP”) is designed to encourage retention of key employees. In April 2008, the Long-Term Incentive Plan was amended such that all issuance of stock pursuant to the plan after that date would be grants of class A common stock and to increase by 3,000,000 the number of shares available for grant thereunder. All shares granted prior to April 2008 were class B common stock.
     For shares granted in 2007, one-half of the granted restricted shares of class B common stock vest on the second anniversary of the grant date, and the other half vest on the fourth anniversary of the grant date. Restricted shares are forfeited if the employee’s employment terminates prior to vesting. In the first quarter of 2007, 67,391 shares valued at $2.0 were granted. Holdings expensed $0.1 and $0.2 for the unvested class B LTIP shares in the three and six months ended June 26, 2008, respectively. The intrinsic value of the unvested class B LTIP shares at June 26, 2008 and December 31, 2007 was $1.3 and $2.1, respectively, based on the value of Holdings’ common stock and the number of unvested shares.
     In May 2008, 327,511 class A shares valued at $9.4 were granted. Holdings expensed $0.3 for the unvested class A LTIP shares in the three months ended June 26, 2008. Within the May 2008 LTIP grant were three groups of stock, each with a unique vesting schedule. The first group of shares vests over three years, with one-third vesting annually beginning in 2009. The second and third groups also vest in one-third increments, but vesting begins on the second and third anniversary of the grant, respectively. The vesting schedule for the 2008 grant is as follows:

Shares
(Thousands)
Long-Term Incentive Plan Vesting Schedule
May 2009	7
May 2010	26
May 2011	109
May 2012	103
May 2013	83

Total	328

     The intrinsic value of unvested class A LTIP shares at June 26, 2008 was $6.8, based on the value of Holdings’ common stock and the number of unvested shares.

     The following table summarizes the activity of the restricted shares under the Long-Term Incentive Plan for the periods ended December 31, 2007 and June 26, 2008:

	Shares		Value (1)
	(Thousands)
	Class A	Class B	Class A	Class B
Long-Term Incentive Plan
Nonvested at December 31, 2006	—	75	$—	$1.2
Granted during period	—	67	—	2.0
Vested during period	—	(75)	—	(1.2)
Forfeited during period	—	(5)	—	(0.2)

Nonvested at December 31, 2007	—	62	—	1.8
Granted during period	328	—	9.4	—
Vested during period	—	—	—	—
Forfeited during period	—	(2)	—	—

Nonvested at June 26, 2008	328	60	$9.4	$1.8

(1)	Value represents grant date fair value.
12. Income Taxes
     The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax assets as of June 26, 2008 and December 31, 2007 were $74.2 and $74.1, respectively.
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
     In general, the Company records income tax expense during the interim periods based on its best estimate of the full year’s effective tax rate. Certain items, however, are given discrete period treatment and, as a result, the tax effects of such items are reported in the relevant interim period. The Company’s effective tax rate was 33.75% for the six months ended June 26, 2008 compared to 33.10% for the same period in 2007. The effective tax rate for the six months ended June 26, 2008 was slightly higher than the same period in 2007 due to the U.S. Research and Experimentation Tax Credit’s expiration effective December 31, 2007, partially offset by an increase in the Domestic Production Activities Deduction and state income tax credits. The 33.75% estimated annualized effective rate may, however, fluctuate due to discrete events and changes to the Company’s liability assessment for uncertain tax positions.
     The Company’s 2005 and 2006 U.S. Federal income tax returns are scheduled for examination. The Company reasonably expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.

13. Earnings per Share Calculation
     The following table sets forth the computation of basic and diluted earnings per share:

	For the Three
	Months Ended
	June 26,			June 28,
	2008			2007
		Shares	Per Share		Shares	Per Share
	Income	(in millions)	Amount	Income	(in millions)	Amount
Basic EPS
Income available to common shareholders	$86.4	137.0	$0.63	$68.0	134.9	$0.50
Diluted potential common shares		2.8			4.3

Diluted EPS
Income available to common shareholders + assumed vesting	$86.4	139.8	$0.62	$68.0	139.2	$0.49

	For the Six
	Months Ended
	June 26,			June 28,
	2008			2007
		Shares	Per Share		Shares	Per Share
	Income	(in millions)	Amount	Income	(in millions)	Amount
Basic EPS
Income available to common shareholders	$171.6	136.9	$1.25	$137.8	132.3	$1.04
Diluted potential common shares		2.9			6.9

Diluted EPS
Income available to common shareholders + assumed vesting	$171.6	139.8	$1.23	$137.8	139.2	$0.99
14. Related Party Transactions
     On March 26, 2007, Hawker Beechcraft, Inc. (“Hawker”), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. Spirit’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker. For the three months ended June 26, 2008 and June 28, 2007, sales to Hawker were $7.4 and $6.3, respectively. Sales to Hawker were $12.5 for each of the six month periods ended June 26, 2008 and June 28, 2007.
     A member of the Holdings’ Board of Directors is also a member of the Board of Directors of Hawker.
     Since February 2007, an executive of the Company has been a member of the Board of Directors of one of Spirit’s suppliers, Precision Castparts Corp. of Portland, Oregon, a manufacturer of complex metal components and products. For the three months ended June 26, 2008 and June 28, 2007, the Company purchased $15.2 and $19.2 of products, respectively, from this supplier. For the six months ended June 26, 2008 and June 28, 2007, the Company purchased $32.9 and $37.6 of products, respectively, from this supplier.
     A member of Holdings’ Board of Directors is the president and chief executive officer of Aviall, Inc., the parent company of one of our customers, Aviall Services, Inc. and a wholly owned subsidiary of Boeing. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc. Net revenues under the distribution agreement were $1.3 and $0.9 for the three months ended June 26, 2008 and June 28, 2007, respectively, and $2.9 and $2.6 for the six months ended June 26, 2008 and June 28, 2007, respectively.
     The Company paid $0.2 and less than $0.1 for the three months ended June 26, 2008 and June 28, 2007, respectively, to a subsidiary of Onex for services rendered. Management believes the amounts charged were reasonable in relation to the services provided.

     Boeing owns and operates significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, is providing those systems and support services to Spirit under a Transition Services Agreement. A number of services covered by the Transition Services Agreement have now been established by the Company, and the Company is scheduled to continue to use the remaining systems and support services it has not yet established. The Company incurred fees of $6.6 and $5.6 for services performed for the three months ended June 26, 2008 and June 28, 2007, respectively, and $12.4 and $12.0 for the six months ended June 26, 2008 and June 28, 2007, respectively. These amounts included accrued liabilities of $2.1 and $1.9 at June 26, 2008 and June 28, 2007, respectively.
     The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $0.3 and $0.4 to the firm for the three month periods ended June 26, 2008 and June 28, 2007, respectively, and $0.9 and $1.0 for the six months ended June 26, 2008 and June 28, 2007, respectively.
     An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties. Such fees are not material to Spirit.
15. Commitments, Contingencies and Guarantees
Litigation
     We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of SFAS 5, Accounting for Contingencies, we had no accruals at June 26, 2008 or December 31, 2007 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
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
     In 2005, a lawsuit was filed against Spirit, Onex, and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The Asset Purchase Agreement requires Spirit to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of the commercial aerostructures manufacturing operations at Boeing (“Boeing Wichita”) which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. The Company intends to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
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
Guarantees
     Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of June 26, 2008 and December 31, 2007, $14.1 and $12.4 was outstanding in respect of these guarantees, respectively.
Service and Product Warranties
     The Company provides service and warranty policies on its products. Liabilities under service and warranty policies are based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to accruals based on claim data changes and historical experience. In addition, the Company incurs discretionary costs to service its products in connection with product performance issues.

     The following is a roll forward of the service warranty balances at June 26, 2008:

Balance-December 31, 2007	$9.9
Charges to costs and expenses	0.1
Exchange rate	—

Balance-June 26, 2008	$10.0

16. Segment Information
     Spirit operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. The majority of revenues in the three principal segments are with Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services and KIESC. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses and unallocated research and development. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.
     Spirit’s Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs, as well as related spares and maintenance, repairs and overhaul, or MRO services.
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
     While some working capital accounts are maintained on a segment basis, much of the Company’s assets are not managed or maintained on a segment basis. Property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, prepaid expenses, other assets and deferred taxes are managed and maintained on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in the production of aerostructures across all segments. Work-in-process inventory is identifiable by segment, but is managed and evaluated at the program level. As there is no segmentation of the Company’s productive assets, depreciation expense (included in fixed manufacturing costs and selling, general and administrative expenses) and capital expenditures, no allocation of these amounts has been made solely for purposes of segment disclosure requirements.

     The following table shows segment information:

	For the Three		For the Six
	Months Ended		Months Ended
	June 26,	June 28,	June 26,	June 28,
	2008	2007	2008	2007
Segment Revenues
Fuselage Systems	$493.4	$449.7	$985.4	$894.9
Propulsion Systems	296.9	259.2	571.6	519.6
Wing Systems	264.4	245.4	526.7	486.6
All Other	7.4	4.5	14.8	11.8

	$1,062.1	$958.8	$2,098.5	$1,912.9

Segment Operating Income
Fuselage Systems	$92.4	$82.1	$181.5	$165.1
Propulsion Systems	49.3	44.0	93.8	84.3
Wing Systems	32.9	28.4	65.4	51.6
All Other	(0.3)	0.7	0.1	1.5

Business Segment Operating Income	174.3	155.2	340.8	302.5
Unallocated corporate SG&A	(38.0)	(51.9)	(74.1)	(94.4)
Unallocated research and development	(0.2)	(1.2)	(0.4)	(2.2)

Total operating income	$136.1	$102.1	$266.3	$205.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following section may include “forward-looking statements.” Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.
Recent Events
     On July 7, 2008, Spirit AeroSystems (Europe) Limited (“Spirit Europe”) announced that it had signed a contract with Airbus to design and produce a major wing structure for the A350 XWB program. Spirit Europe will design and assemble the wing leading edge structure primarily at its facility in Prestwick, Scotland. The Composite Front Spar will be built at Spirit’s recently announced Kinston, North Carolina site with composite sub-assemblies being manufactured at the Spirit AeroSystems Malaysia Sdn Bhd (“Spirit Malaysia”) Facility at Subang, Malaysia. In addition, Spirit Europe announced that it had reached an agreement with Airbus to extend its existing contract to supply leading and trailing edges and other wing structures on the A319, A320, and A321 aircraft family at its Prestwick facility from 2011 until 2015. The total value of the extended agreement is expected to be $1.7 billion.
     On May 14, 2008, Spirit announced that it had signed a contract with Airbus to design and produce a major composite fuselage structure for the A350 XWB program with a total contract value expected to be $2.75 billion over the life of the program. To accommodate this and other work, Spirit announced plans to expand its operations with a new facility in Kinston, North Carolina. Construction of the new facility will begin late this year with operations expected to commence in 2010. Total investment, which includes design engineering, tooling, land, building, infrastructure, and capital equipment, is expected to be approximately $700 million over seven years shared by Spirit, Airbus, suppliers, and local government.
     On April 25, 2008, Spirit announced its participation in a joint venture partnership called Taikoo Spirit AeroSystems Composite Co. Ltd., between several major aviation companies to develop and implement a state-of-the-art composite and metal bond component repair station in the Asia-Pacific region. The new service center will be located in Jinjiang, China and will provide repair services for airlines and aircraft operators across the Asia-Pacific region.
     On April 9, 2008, Boeing announced a revised schedule for the first flight and initial deliveries of the B787 Dreamliner. The date of first flight was projected to occur in the fourth quarter of 2008 rather than the end of the second quarter of 2008, and initial deliveries were rescheduled for the third quarter of 2009 from the first quarter of 2009.
Overview
     We are the largest independent non-OEM (OEM refers to aircraft original equipment manufacturer) parts designer and manufacturer of commercial aerostructures in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial, military and business jet aircraft. We derive our revenues primarily through long-term supply agreements with Boeing, Airbus, and various business jet and other aerospace customers. For the three months ended June 26, 2008, we generated net revenues of $1,062.1 million and net income of $86.4 million and for the six months ended June 26, 2008, we generated net revenues of $2,098.5 million and net income of $171.6 million.
     We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid and rear fuselage sections, (2) Propulsion Systems, which include nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which include facilities in Tulsa and McAlester, Oklahoma and Prestwick, Scotland that manufacture wings, wing components, flight control surfaces, and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services and sales of natural gas through a tenancy-in-common with other Wichita companies. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 28%, 19% and less than 1%, respectively, of our segment operating income before unallocated corporate expenses for the three months ended June 26, 2008. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 27%, 19% and 1%, respectively, of our segment operating income before unallocated corporate expenses for the six months ended June 26, 2008.

2008 Outlook
     We expect the following results, or ranges of results, for the year ending December 31, 2008:

	2008 Outlook	2007 Actuals
Revenues	~$4.4 billion	$3.9 billion
Earnings per share, fully diluted	$2.35-2.45 per share	$2.13 per share
Effective tax rate (1)	~33%	29.3%
Cash flow from operations	~$400 million	$180 million
Capital expenditures	~$275 million	$288 million
Capital reimbursement	~$116 million	$46 million

(1)	Effective tax rate guidance assumes the benefit of a retroactive extension to the U.S. research tax credit.
Our 2008 outlook is based on the following market assumptions:
•	Our revenue guidance for the full-year 2008 remains unchanged and is expected to be approximately $4.4 billion based on 2008 Boeing delivery guidance of 475-480 aircraft, 2008 Airbus delivery guidance of approximately 470 aircraft, and internal Spirit forecasts for other products as well as revenue associated with non-recurring development work.

•	Fully diluted earnings per share guidance for 2008 has increased to be between $2.35 and $2.45 to reflect improved performance in the first half of 2008 and current expectations for the second half of 2008.

•	Effective December 31, 2007, the U.S. Research and Experimentation tax credit expired. While there has been legislative activity to retroactively extend this credit, no bill has been signed into law. We have assumed the U.S. Research and Experimentation Tax Credit will be reinstated retroactively to January 1, 2008, and this assumption has been reflected in our effective tax rate 2008 outlook.

•	Cash flow from operations full-year guidance is unchanged and is expected to be approximately $400 million. Capital expenditures guidance for 2008 is unchanged and is expected to be approximately $275 million.
Results of Operations

	Three Months	Three Months		Six Months	Six Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	June 26,	June 28,	Change to Prior	June 26,	June 28,	Change to Prior
	2008	2007	Year	2008	2007	Year
	($ in millions)
Net revenues	$1,062.1	$958.8	11%	$2,098.5	$1,912.9	10%
Operating costs and expenses
Cost of sales	874.5	788.7	11%	1,731.8	1,583.5	9%
Selling, general and administrative	40.9	54.3	(25%)	80.0	99.4	(20%)
Research and development	10.6	13.7	(23%)	20.4	24.1	(15%)

Total costs and expenses	926.0	856.7	8%	1,832.2	1,707.0	7%
Operating income	136.1	102.1	33%	266.3	205.9	29%
Interest expense and financing fee amortization	(10.5)	(9.5)	11%	(19.6)	(18.4)	7%
Interest income	5.0	7.2	(31%)	10.7	14.8	(28%)
Other income, net	0.2	1.8	(89%)	1.6	3.8	(58%)

Income before income taxes	130.8	101.6	29%	259.0	206.1	26%
Income tax provision	(44.4)	(33.6)	32%	(87.4)	(68.3)	28%

Net income	$86.4	$68.0	27%	$171.6	$137.8	25%

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
     Comparative ship set deliveries by model are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended June 26,	Ended June 28,	Ended June 26,	Ended June 28,
Model	2008	2007	2008	2007
B737	95	85	188	168
B747	7	4	11	9
B767	3	4	6	7
B777	22	21	42	42
B787	1	1	2	1

Total Boeing	128	115	249	227
A320 Family	95	84	190	177
A330/340	21	21	45	43
A380	2	—	6	—

Total Airbus	118	105	241	220
Hawker 800 Series	24	15	39	31

Total	270	235	529	478

Results of Operations for the Three Months Ended June 26, 2008 and June 28, 2007
     Net Revenues. Net revenues for the three months ended June 26, 2008 were $1,062.1 million, an increase of $103.3 million, or 11%, compared with net revenues of $958.8 million for the same period in the prior year due to increased deliveries on Boeing and Airbus programs. Deliveries to Boeing increased from 115 ship sets during the second quarter of 2007 to 128 ship sets in the second quarter of 2008, an 11% increase. In addition, deliveries to Airbus increased from 105 ship sets during the second quarter of 2007 to 118 ship sets in the second quarter of 2008, a 12% increase. In total, in the second quarter of 2008, we delivered 270 ship sets compared to 235 ship sets delivered for the same period in the prior year, a 15% increase. Approximately 97% of Spirit’s net revenues for the second quarter 2008 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 82% for the three months ended June 26, 2008 and June 28, 2007. During the second quarter of 2008, Spirit updated its contract profitability estimates resulting in a favorable cumulative catch-up adjustment of $4.0 million driven primarily by favorable cost trends within the Fuselage Systems segment’s current contract blocks, as compared to a $3.4 million favorable cumulative catch-up adjustment recorded in the second quarter of 2007, driven primarily by favorable cost trends within the Propulsion Systems segment.
     Selling, General and Administrative. SG&A as a percentage of net revenue for the three months ended June 26, 2008 was 4% as compared to 6% for the same period in the prior year. SG&A expenses for the three months ended June 26, 2008 were lower as a percentage of net revenue due to a decrease in non-cash stock compensation expense and minimal transition related costs. In the second quarter of 2008, we recognized $3.8 million in stock compensation expense as compared to $14.4 million during the second quarter of 2007. Included in the 2007 amount was $7.0 million of stock compensation expense related to the secondary offering. The total amount of expense related to the secondary offering included in SG&A was $9.6 million.
     Research and Development. R&D costs as a percentage of net revenues were approximately 1% for the three months ended June 26, 2008 and June 28, 2007. Total R&D costs declined $3.1 million, or 23%, primarily due to a reduction in R&D spending on new programs. R&D spending on technical development projects has remained constant in recent periods.
     Operating Income. Operating income for the three months ended June 26, 2008 was $136.1 million, an increase of $34.0 million, or 33%, compared to operating income of $102.1 million for the same period in the prior year. The increase was driven by additional gross profit from greater sales volume and lower SG&A and R&D expenses, as compared to the second quarter of 2007.

     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the three months ended June 26, 2008 includes $7.6 million of interest and fees paid or accrued in connection with long-term debt and $2.9 million in amortization of deferred financing costs as compared to $8.9 million of interest and fees paid or accrued in connection with long-term debt and $0.6 million in amortization of deferred financing costs for the same period in the prior year. The increase of $1.0 million as compared to the second quarter of 2007 primarily resulted from an increase in amortizable costs associated with the amendment and restatement of our senior credit facility on March 18, 2008.
     Interest Income. Interest income for the three months ended June 26, 2008 consisted of $4.4 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition and $0.6 million in interest income as compared to $5.4 million of accretion of the discounted long-term receivable and $1.8 million of interest income for the same period in the prior year. As we receive additional payments on the receivable, the amount of accretion will decrease.
     Provision for Income Taxes. The income tax provision for the three months ended June 26, 2008 included $40.6 million for federal income taxes, $2.0 million for state taxes, and $1.8 million for foreign taxes. The income tax provision for the three months ended June 28, 2007 included $30.7 million for federal income taxes, $1.1 million for state taxes, and $1.8 million for foreign taxes. The 33.9% effective income tax rate for the three months ended June 26, 2008 differs from the 33.1% effective income tax rate for the same period in the prior year primarily due to the U.S. Research and Experimentation Tax Credit’s expiration effective December 31, 2007, partially offset by an increase in the Domestic Production Activities Deduction and state income tax credits.
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
     The following table shows comparable segment operating income before unallocated corporate expenses for the three months ended June 26, 2008 compared to the three months ended June 28, 2007:

	Three Months Ended	Three Months Ended
	June 26, 2008	June 28, 2007
	($ in millions)
Segment Net Revenues
Fuselage Systems	$493.4	$449.7
Propulsion Systems	296.9	259.2
Wing Systems	264.4	245.4
All Other	7.4	4.5

	$1,062.1	$958.8

Segment Operating Income
Fuselage Systems	$92.4	$82.1
Propulsion Systems	49.3	44.0
Wing Systems	32.9	28.4
All Other	(0.3)	0.7

	174.3	155.2
Unallocated corporate SG&A	(38.0)	(51.9)
Unallocated research and development	(0.2)	(1.2)

Total operating income	$136.1	$102.1

     Improvements to segment net revenues and operating income before unallocated corporate expenses for the three months ended June 26, 2008 compared to the three months ended June 28, 2007 were driven by higher deliveries and lower expenses, primarily R&D associated with new programs. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 46%, 28%, 25% and 1%, respectively, of our net revenues for the three months ended June 26, 2008. Net revenues attributable to Airbus are recorded in the Wing Systems segment. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 28%, 19% and less than 1%, respectively, of our segment operating income before unallocated corporate expenses for the three months ended June 26, 2008.

     Fuselage Systems. Fuselage Systems segment net revenues for the three months ended June 26, 2008 were $493.4 million, an increase of $43.7 million, or 10%, over the same period in the prior year. This reflects an increase in Boeing B737, B747 and B777 model production volumes in support of customer deliveries. Fuselage Systems posted segment operating margins of 19% for the three months ended June 26, 2008, up from 18% in the same period of 2007 driven primarily due to lower fringe benefit costs recognized in the second quarter of 2008.
     Propulsion Systems. Propulsion Systems segment net revenues for the three months ended June 26, 2008 were $296.9 million, an increase of $37.7 million, or 15%, over the same period in the prior year. This reflects an increase in Boeing B737, B747 and B777 model production volumes in support of customer deliveries. Propulsion Systems posted segment operating margins of 17% for the second quarters of 2008 and 2007.
     Wing Systems. Wing Systems segment net revenues for the three months ended June 26, 2008 were $264.4 million, an increase of $19.0 million, or 8%, over the same period in the prior year due to higher deliveries to Boeing. Wing Systems posted segment operating margins of 12% for the second quarters of 2008 and 2007.
     All Other. The All Other net revenues consist of sundry sales and miscellaneous services, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. The $2.9 million increase in net revenues for the three months ended June 26, 2008, compared to the three months ended June 28, 2007, was primarily driven by greater tooling sales.
Results of Operations for the Six Months Ended June 26, 2008 and June 28, 2007
     Net Revenues. Net revenues for the six months ended June 26, 2008 were $2,098.5 million, an increase of $185.6 million, or 10%, compared with net revenues of $1,912.9 million for the same period in the prior year. The increase in net revenues is primarily attributable to increased deliveries on Boeing and Airbus programs. Deliveries to Boeing increased from 227 ship sets during the six months ended June 28, 2007 to 249 ship sets in the six months ended June 26, 2008, a 10% increase. In addition, deliveries to Airbus increased from 220 ship sets during the second quarter of 2007 to 241 ship sets in the second quarter of 2008, a 10% increase. In total, for the six months ended June 26, 2008, we delivered 529 ship sets compared to 478 ship sets delivered for the same period in the prior year, an 11% increase. Approximately 98% of Spirit’s net revenues for the six months ended June 26, 2008 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 83% for the six month periods ended June 26, 2008 and June 28, 2007. During the first six months of 2008, Spirit updated its contract profitability estimates resulting in a favorable cumulative catch-up adjustment of $4.8 million driven primarily by favorable cost trends within the Fuselage and Wing Systems segments’ current contract blocks, as compared to $11.3 million of favorable cumulative catch-up adjustment recorded in the first six months of 2007.
     Selling, General and Administrative. SG&A as a percentage of net revenues for the first six months of 2008 was 4% compared to 5% for the same period in the prior year. SG&A expenses in the six months ended June 26, 2008 were lower as a percentage of net revenues due to a decrease in non-cash stock compensation expenses and minimal transition related costs. In the first six months of 2008, we recognized $7.5 million in stock compensation expense as compared to $21.0 million during the first six months of 2007. Included in the 2007 amount was $7.0 million of stock compensation expense related to the secondary offering. The total amount of expense related to the secondary offering included in SG&A was $9.6 million.
     Research and Development. R&D costs as a percentage of net revenues were approximately 1% for the first six month periods ended June 26, 2008 and June 28, 2007. R&D costs declined $3.7 million, or 15%, primarily due to a reduction in R&D spending on new programs in the first six months of 2008 compared to the first six months of 2007.
     Operating Income. Operating income for the six months ended June 26, 2008 was $266.3 million, an increase of $60.4 million, or 29% compared to operating income of $205.9 million for the same period in the prior year. The increase was driven by additional gross profit from greater sales volume and lower transition and R&D expenses compared to the first six months of 2007.
     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the six months ended June 26, 2008 includes $15.8 million of interest expense associated with long-term debt and $3.8 million in amortization of deferred financing costs as compared to $17.1 million of interest expense associated with long-term debt and $1.3 million in amortization of deferred financing costs for the same period in the prior year. The increase of $1.2 million as compared to the six months ended June

28, 2007 primarily resulted from an increase in amortizable costs associated with the amendment and restatement of our senior credit facility on March 18, 2008.
     Interest Income. Interest income for the six months ended June 26, 2008 consisted of $9.3 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition and $1.4 million in interest income as compared to $10.8 million of accretion of the discounted long-term receivable and $4.0 million of interest income for the same period in the prior year. As we receive additional payments on the receivable, the amount of accretion will decrease.
     Provision for Income Taxes. The income tax provision for the six months ended June 26, 2008 includes $81.0 million for federal income taxes, $3.1 million for state taxes and $3.3 million for foreign taxes. The income tax provision for the six months ended June 28, 2007 included $64.6 million for federal income taxes, $2.5 million for state taxes, and $1.2 million for foreign taxes. The 33.75% effective income tax rate for the six months ended June 26, 2008 differs from the 33.1% effective income tax rate for the same period in the prior year primarily due to the U.S. Research and Experimentation Tax Credit’s expiration effective December 31, 2007, partially offset by an increase in the Domestic Production Activities Deduction and state income tax credits.
     Segments. The following table shows comparable segment revenues and operating income before unallocated corporate expenses for the six months ended June 26, 2008 compared to the six months ended June 28, 2007:

	Six Months Ended	Six Months Ended
	June 26, 2008	June 28, 2007
	($ in millions)
Segment Net Revenues
Fuselage Systems	$985.4	$894.9
Propulsion Systems	571.6	519.6
Wing Systems	526.7	486.6
All Other	14.8	11.8

	$2,098.5	$1,912.9

Segment Operating Income
Fuselage Systems	$181.5	$165.1
Propulsion Systems	93.8	84.3
Wing Systems	65.4	51.6
All Other	0.1	1.5

	340.8	302.5
Unallocated corporate SG&A	(74.1)	(94.4)
Unallocated research and development	(0.4)	(2.2)

Total operating income	$266.3	$205.9

     Improvements to segment net revenues and operating income before unallocated corporate expenses for the six months ended June 26, 2008 compared to the six months ended June 28, 2007 were driven by higher deliveries and lower R&D expenses. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 47%, 27%, 25% and 1%, respectively, of our net revenues for the six months ended June 26, 2008. Net revenues attributable to Airbus are recorded in the Wing Systems segment. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 27%, 19% and 1%, respectively, of our segment operating income before unallocated corporate expenses for the six months ended June 26, 2008.
     Fuselage Systems. Fuselage Systems segment net revenues for the six months ended June 26, 2008 were $985.4 million, an increase of $90.5 million, or 10%, over the same period in the prior year. This reflects an increase in Boeing B737, B747 and B787 model production volumes in support of customer deliveries. Fuselage Systems posted segment operating margins of 18% for the six month periods ended June 26, 2008 and June 28, 2007.
     Propulsion Systems. Propulsion Systems segment net revenues for the six months ended June 26, 2008 were $571.6 million, an increase of $52.0 million, or 10%, over the same period in the prior year. This reflects an increase in Boeing B737, B747 and B787 model production volumes in support of customer deliveries. Propulsion Systems posted segment operating margins of 16% for the six month periods ended June 26, 2008 and June 28, 2007.

     Wing Systems. Wing Systems segment net revenues for the six months ended June 26, 2008 was $526.7 million, an increase of $40.1 million, or 8%, over the same period in the prior year due to higher deliveries to Boeing and Airbus. Wing Systems posted segment operating margins of 12% for the first six months of 2008, compared to 11% in same period in the prior year, as R&D expenses on new programs declined.
     All Other. The All Other net revenues consist of sundry sales and miscellaneous services, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. The $3.0 million increase in net revenues in the six months ended June 26, 2008, compared to the six months ended June 28, 2007, was primarily driven by an increase in tooling sales.
Cash Flow
   Six Months Ended June 26, 2008 Compared to the Six Months Ended June 28, 2007
     Operating Activities. For the six months ended June 26, 2008, we had a net cash inflow of $78.4 million from operating activities, an increase of $13.8 million, or 21%, compared to a net cash inflow of $64.6 million for the same period in the prior year. The increase in cash provided in the current year was primarily due to higher earnings and increased customer advances, partially offset by additional inventory for the B787, Gulfstream and other general aviation programs. In accordance with the payment terms from the amended B787 Supply Agreement, we received $231.0 million in cash advance payments from Boeing during the first six months of 2008.
     Investing Activities. For the six months ended June 26, 2008, we had a net cash outflow of $61.4 million from investing activities, a decrease of $83.7 million, or 58%, compared to a net cash outflow of $145.1 million for the same period in the prior year. During the first six months of 2008, we invested $119.4 million in property, plant and equipment, software and program tooling which was $39.8 million less than during the same period of 2007. Of 2008 capital expenditures, $40.6 million was related to capital investments related to the start of B787 production as compared to $86.4 million of B787 capital investments during the same period in the prior year. Capital expenditures were partially offset by $56.5 million in capital reimbursements from Boeing received in the first six months of 2008 compared to $11.4 million received in the first six months of 2007. This difference is due to the increased payment amounts as well as a timing difference that resulted in the receipt of two payments in the second quarter of 2008.
     Financing Activities. For the six months ended June 26, 2008, we had a net cash outflow of $3.9 million from financing activities, compared to a net cash inflow of $22.7 million for the same period in the prior year. The change in net cash was due primarily to $34.5 million recorded in 2007 related to excess tax benefits from share-based payment arrangements, which was caused by the secondary offering. In addition, during the first six months of 2008, we borrowed $9.4 million from the Malaysian term loan, partially offset by $6.8 million of debt issuance costs related to the amendment and restatement of our senior credit facility, which occurred in the first quarter of 2008.
Liquidity and Capital Resources
     Liquidity, or access to cash, is an important factor in determining our financial stability. The primary sources of our liquidity include cash flow from operations, borrowing capacity through our credit facilities and advance payments and receivables from customers. Our liquidity requirements and working capital needs depend on a number of factors including the timing and rate of deliveries, payment terms under our contracts, the level of research and development expenditures related to new programs, capital expenditures, growth and contractions in the business cycle, contributions to our union-sponsored pension plans and interest and debt payments.
     On June 2, 2008, Spirit AeroSystems Malaysia SDN BHD (“Spirit Malaysia”) entered into a Facility Agreement (“Facility Agreement”) for a term loan facility of Ringgit Malaysia (RM) 69.2 million (approximately USD $20.0 million) (the “Facility”), with EXIM Bank, to be used towards partial financing of plant and equipment (including the acquisition of production equipment), materials, inventory and administrative costs associated with the establishment of an aerospace-related composite component assembly plant, plus potential additional work packages at Malaysia International Aerospace Center in Subang, Selangor, Malaysia (the “Project”). Funds for the Project will be available on a drawdown basis over a twenty-four month period from the date of the Facility Agreement. Spirit Malaysia is scheduled to make periodic draws against the Facility.
     The indebtedness repayment requires quarterly principal installments of RM 3.3 million (USD $1.0 million) from September 2011 through May 2017, or until the entire loan principal has been repaid.

     Outstanding amounts drawn under the Facility are subject to a fixed interest rate of 3.5% per annum, payable quarterly.
     On May 14, 2008, Spirit and The North Carolina Global TransPark Authority (“GTPA”) entered into an Inducement Agreement, a Construction Agency Agreement and a Lease Agreement for the construction and lease of a manufacturing facility on an approximately 300 acre site in Kinston, North Carolina (the “NC Facility”). Spirit intends to use the NC Facility for a variety of aerospace manufacturing purposes, including the manufacturing and assembly of aerostructure parts for various customers. Spirit plans to manufacture a portion of the fuselage and the Composite Front Spar for the new Airbus A350 XWB aircraft at the NC Facility.
     Pursuant to the terms of the Construction Agency Agreement, GTPA appointed Spirit as its construction agent for the NC Facility. As the construction agent, Spirit will retain a design company to prepare the plans and specifications for the work and to act as the general contractor for the coordination of the work. The construction will be funded initially from a $100.0 million grant, awarded to GTPA by the Golden L.E.A.F. (Long-Term Economic Advancement Foundation), Inc., with an additional required minimum capital investment of $80.0 million to be funded by Spirit by 2014. The GTPA will pay the contractors directly for construction costs up to the $100.0 million grant value. GTPA will retain title to the site and the NC Facility.
     The Lease Agreement provides that GTPA will lease the site and the NC Facility to Spirit for an initial term of approximately 22 years (such term includes the construction period, which is expected to last approximately 2 years). In addition, Spirit has the option to renew the lease for up to four additional 20-year terms. During the term of the lease, Spirit will make nominal rental payments to GTPA.
     Pursuant to the terms of the Inducement Agreement, Spirit is subject to performance criteria including the creation of 800 jobs by the end of 2018 with measurement to targets beginning in 2010. Failure to meet these targets will result in additional payments to GTPA in future periods, but will not result in any obligation after the initial 22-year term of the lease. The additional payment obligation will be assessed annually based on the aggregate number of positions created at the end of each period; however, a final calculation of the additional amount owing with respect to job creation performance will be assessed on December 31, 2018 based on the total number of sustained eligible jobs created over the performance period. If the minimum number of sustained eligible jobs has been achieved and maintained for any consecutive twelve-quarter period after December 31, 2018, the performance criterion will be considered satisfied and any additional payments will cease.
     Another performance criterion contained in the Inducement Agreement is the requirement for Spirit to make $80.0 million in capital investments at the leased premises by the end of 2014 with measurement to targets beginning in 2009. This requirement is exclusive of any governmental grant proceeds. Failure to meet these targets will result in additional payments to GTPA in future periods, but will not result in any obligation after the initial 22-year term of the lease. The additional payment obligation will be assessed annually based on capital investment spending targets at the end of each period; however, a final calculation of the additional amount owing with respect to capital investment performance will be assessed on December 31, 2014 based on the total $80.0 million capital investment spending target. If additional payments are due, the performance criterion will be considered satisfied and payments will cease once Spirit’s total qualifying capital investment in the leased premises reaches $80.0 million.
     Additionally, Spirit is subject to termination penalties if certain events occur either during or subsequent to the construction phase of the project. Any such termination penalties or additional payments are not expected to be material to Spirit’s financial position or annual results of operations, and are ultimately dependent on the amount of jobs created and capital invested in the Facility.
     On March 26, 2008, Boeing and Spirit amended their existing B787 Supply Agreement to, among other things, provide for revised payment terms for deliveries from Spirit to Boeing. The revised terms will result in additional cash advance payments to Spirit in 2008 approximating the value anticipated to be delivered by Spirit in 2008 in the original B787 program schedule. The additional advances will be applied against the purchase price of the ship sets delivered until fully repaid. The amendment also eliminates the existing delayed payment schedule for ship sets delivered prior to aircraft certification and ties all payments for ship sets not covered by the additional advances to the date of delivery by Spirit to Boeing. During the first and second quarters of 2008, Spirit received $124.0 million and $107.0 million, respectively, in cash advances from Boeing as a result of the amended payment terms.
     On March 18, 2008, we entered into an amendment (the “Amendment”) to our senior credit facility. As a result of the Amendment, the revolving credit facility and the $700.0 million term loan B were amended to, among other things, (i) increase the amount of the revolver from $400.0 million to $650.0 million, (ii) increase from $75.0 million to $200.0 million the amount of indebtedness Spirit and its subsidiaries can incur on a consolidated basis to finance acquisition of capital assets, (iii) add a provision allowing Spirit and Spirit Holdings to have additional indebtedness outstanding of up to $300.0 million, (iv) add a provision allowing Spirit and its subsidiaries on a consolidated basis the ability to make investments in joint ventures not to exceed a total of $50.0 million at any given time, and (v) modify the definition of “Change of Control” to exclude certain circumstances that previously would have been considered a Change of Control.
     In June 2008, we entered into $100.0 million of forward starting swaps, which will replace the swaps maturing in July 2008. The term of the forward starting swaps extends from July 14, 2008 through July 14, 2011.
     We ended the second quarter of 2008 with cash and cash equivalents of $147.4 million, an increase of $14.0 million, compared to a cash balance of $133.4 million at December 31, 2007.
     Considering the positive impacts of the additional borrowing capacity under the revolving credit facility and the additional advance payments from Boeing, we believe our liquidity position is fully adequate to fund all intermediate term cash flow needs.
     During the first quarter of 2008, Standard & Poor’s revised the company’s credit outlook from negative to stable following Spirit’s announcement of its increased credit line. Standard & Poor’s and Moody’s confirmed their respective BB and Ba3 corporate ratings for Spirit.
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
     The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities.
Repayment of B787 Advance Payments
     The original B787 Supply Agreement required Boeing to make advance payments to us for production articles in the aggregate amount of $700.0 million. These advances were received by the end of 2007. We must repay this advance, without interest, in the amount of a $1.4 million offset against the purchase price of each of the first five hundred B787 ship sets delivered to Boeing. In the event that Boeing does not take delivery of five hundred B787 ship sets, any advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance repaid at the rate of $84.0 million per year beginning in the year in which we deliver our final B787 production ship set to Boeing, prorated for the remaining portion of the year in which we make our final delivery. Accordingly, portions of the repayment liability are included as current and long-term liabilities in our consolidated balance sheet.
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

Cautionary Statements regarding Forward-Looking Statements
     This quarterly report contains “forward-looking statements.” Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.
     Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to:
•	our ability to continue to grow our business and execute our growth strategy;

•	the build rates of certain Boeing aircraft including, but not limited to, the B737 program, the B747 program, the B767 program and the B777 program, and build rates of the Airbus A320 and A380 programs;

•	the success and timely progression of Boeing’s new B787 and Airbus’s new A350 aircraft programs, including receipt of necessary regulatory approvals;

•	our ability to enter into supply arrangements with additional customers and the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing, Airbus, and other customers;

•	any adverse impact on Boeing’s and Airbus’s production of aircraft resulting from cancellations or reduced orders by their customers;

•	the impact of continuing high oil prices on the commercial aviation market;

•	future levels of business in the aerospace and commercial transport industries;

•	competition from original equipment manufacturers and other aerostructures suppliers;

•	the effect of governmental laws, such as U.S. export control laws, the Foreign Corrupt Practices Act, environmental laws and agency regulations, both in the U.S. and abroad;

•	the effect of new commercial and business aircraft development programs, and the resulting timing and resource requirements that may be placed on us;

•	the cost and availability of raw materials and purchased components;

•	our ability to recruit and retain highly skilled employees and our relationships with the unions representing many of our employees;

•	spending by the United States and other governments on defense;

•	the outcome or impact of ongoing or future litigation and regulatory actions; and

•	our exposure to potential product liability claims.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates and foreign currency exchange rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 22, 2008, which could materially affect our business, financial condition or results of operations. There have been no material changes to our market risk since the filing of our Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls as of June 26, 2008, and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     During the first half of 2008, portions of our new enterprise resource planning (ERP) system were implemented. This conversion affected certain general ledger functions, and resulted in the use of new system reports and additional monitoring controls during the transition from legacy systems. Other than this item, there were no other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 4. Submission of Matters to a Vote of Security Holders
At the April 22, 2008 Annual Meeting of shareholders, the following matters were submitted to a vote of the shareholders:
(a) Election of Directors
     The Company’s shareholders elected 10 directors, each for a one-year term.
     The shareholders elected the Company’s 10 nominees to the 10 director positions by the vote shown below:

Nominees	Votes For	Withheld
Charles L. Chadwell	427,240,144	3,897,928
Ivor Evans	426,406,290	4,731,782
Paul Fulchino	386,156,040	44,982,032
Richard Gephardt	392,809,672	38,328,400
Robert Johnson	426,463,812	4,674,260
Ronald Kadish	427,270,115	3,867,957
Francis Raborn	427,272,180	3,865,892
Jeffrey L. Turner	426,252,644	4,885,428
James L. Welch	427,244,067	3,894,005
Nigel Wright	397,455,958	33,682,114
(b) Approval to Amend the Company’s Short-Term Incentive Plan
     The shareholders voted to approve amendments to the Company’s Short-Term Incentive Plan to (i) increase the number of shares authorized under the Plan by 2,000,000 and (ii) provide that all future grants of shares under the Plan may only be made in class A common stock as follows:

Votes For	Votes Against	Abstentions
380,177,931	41,047,905	99,779
(c) Approval to Amend the Company’s Long-Term Incentive Plan

     The shareholders voted to approve amendments to the Company’s Long-Term Incentive Plan to (i) increase the number of shares authorized under the Plan by 3,000,000 and (ii) provide that all future grants of shares under the Plan may only be made in class A common stock as follows:

Votes For	Votes Against	Abstentions
405,183,065	16,041,334	101,216
(d) Ratification of the Appointment of Independent Auditor
     The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditor in 2008 as follows:

Votes For	Votes Against	Abstentions
430,476,559	616,363	45,150

Item 6. Exhibits

Article I. Exhibit
Number	Section 1.01 Exhibit
10.1*	Employment Agreement between Spirit AeroSystems, Inc. and Jonathan A. Greenberg dated April 14, 2008.

10.2*	Inducement Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority dated May 14, 2008.

10.3*	Lease Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority dated May 14, 2008.

10.4*	Construction Agency Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority dated May 14, 2008.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Ulrich Schmidt Ulrich Schmidt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 1, 2008

/s/ Daniel R. Davis Daniel R. Davis	Corporate Controller (Principal Accounting Officer)	August 1, 2008