Form 10-K/A
period 2007-12-31
Spirit AeroSystems Holdings, Inc.
filed 2008-08-08
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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

Explanatory Note
     This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K originally filed by Spirit AeroSystems Holdings, Inc. (the “Registrant”) on February 22, 2008 (“Form 10-K”) is being filed solely for the purpose of amending and restating Exhibit 31.1 and Exhibit 31.2 of the Annual Report on Form 10-K .
     Exhibit 31.1 and Exhibit 31.2 are being amended to conform to the language set forth in Regulation S-K, Item 601(b)(31). Part IV, Item 15 is being amended and restated to reflect that Exhibit 31.1 and Exhibit 31.2 are being filed with this Amendment.
     Except as described above, no other changes have been made to Form 10-K. The Amendment does not amend, update or change the financial statements or disclosures in Form 10-K and does not reflect events occurring after the filing of Form 10-K.

Part IV
Item 15. Exhibits and Financial Statement Schedules

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1

2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2

3.1	Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-135486), filed October 30, 2006, Exhibit 3.1

3.2	Amended and Restated By-Laws of Spirit AeroSystems Holdings, Inc.	Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-135486), filed October 30, 2006, Exhibit 3.2

4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1

4.2	Form of Class B Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.2

4.3	Investor Stockholders Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Onex Partners LP and the stockholders listed on the signature pages thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.3

4.4	Registration Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and the persons listed on Schedule A thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.4

10.1	Employment Agreement, dated June 16, 2005, between Jeffrey L. Turner and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.1

10.2	Employment Agreement, dated August 3, 2005, between Ulrich Schmidt and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.2

10.3	Employment Agreement, dated September 13, 2005, between Spirit AeroSystems, Inc. and H. David Walker	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.3

10.4	Employment Agreement, dated December 28, 2005, between Spirit AeroSystems, Inc. and John Lewelling	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.4

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

10.5	Employment Agreement, dated December 30, 2005, between Spirit AeroSystems, Inc. and Janet S. Nicolson	Registration Statement on Form S-1 (File No. 333-135486), filed August 29, 2006, Exhibit 10.5

10.6	Employment Agreement, dated March 20, 2006, between Spirit AeroSystems (Europe) Limited and Neil McManus	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.6

10.7	Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) Executive Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.7

10.8	Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) Supplemental Executive Retirement Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.8

10.9	Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) Short Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.9

10.10	Spirit AeroSystems Holdings, Inc. Long-Term Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.10

10.11	Spirit AeroSystems Holdings, Inc. Cash Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.11

10.12	Spirit AeroSystems Holdings, Inc. Union Equity Participation Program	Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-135486), filed October 30, 2006, Exhibit 10.12

10.13	Spirit AeroSystems Holdings, Inc. Director Stock Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.13

10.14	Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14

10.15	Intercompany Agreement, dated June 30, 2005, between Onex Partners Manager L.P. and Spirit AeroSystems, Inc.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.15

10.16	Consulting Agreement, dated as of February 25, 2005, between Gephardt and Associates LLC and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.).	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.16

10.17	Amended and Restated Credit Agreement, dated as of July 20, 2005, by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, the guarantors party thereto, Citicorp North America, Inc. and the other lenders party thereto.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.17

10.18	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of December 11, 2005, by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, the guarantors party thereto, Citicorp North America, Inc. and the other lenders party thereto.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.18

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

10.19	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of March 31, 2006, by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, the guarantors party thereto, Citicorp North America, Inc. and the other lenders party thereto.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.19

10.20	Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and Citicorp North America, Inc., as collateral agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.20

10.21	Credit Agreement, dated as of June 16, 2005, by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, the other guarantor party thereto, and The Boeing Company.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.21

10.22	Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Spirit AeroSystems Finance, Inc. (f/k/a Mid-Western Aircraft Finance, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and The Boeing Company, as agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.22

10.23	Special Business Provisions (Sustaining), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.23

10.24	General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24

10.25	Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25

10.26	Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26

10.27	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27

10.28	Spirit AeroSystems Holdings, Inc. Long Term Incentive Plan	Registration Statement on Form S-1/A (File No. 333-135486), filed November 6, 2006, Exhibit 10.28

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

10.29	Amendment to the Amended and Restated Credit Agreement, dated as of November 27, 2006, by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc., (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, the guarantor party thereto, Citicorp North America, Inc. and the other lenders party thereto.	Current Report on Form 8-K (File No. 001-33160), filed December 1, 2006, Exhibit 10.1

10.30	Second Amended and Restated Credit Agreement by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), the guarantor party thereto, Citicorp North America, Inc. and the other lenders party thereto.	Current Report on Form 8-K (File No. 001-33160), filed December 1, 2006, Exhibit 10.2

10.31	Amendment to Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, dated July 30, 2007	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006 Exhibit 10.2

14.1	Code of Ethics	Registration Statement on Form 10-K (File No. 001-33160), filed March 5, 2007, Exhibit 14.1

(i) Spirit Code of Conduct

(ii) Spirit Finance Code of Professional Conduct

21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	Filed herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed herewith

23.2	Consent of Deloitte & Touche LLP	Filed herewith

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed with Form 10-K/A, Amendment No. 1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed with Form 10-K/A, Amendment No. 1

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Wichita, State of Kansas on August 8, 2008.

SPIRIT AEROSYSTEMS HOLDINGS, INC.
By:	/s/ Ulrich Schmidt
Ulrich Schmidt
Chief Financial Officer

Exhibit Index to Form 10-K/A

Exhibit Number	Description

31.1	Amended Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Amended Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002