Form 10-Q/A
period 2008-03-27
Spirit AeroSystems Holdings, Inc.
filed 2008-08-08
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q/A
(Amendment No. 1)
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

Explanatory Note
     This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q originally filed by Spirit AeroSystems Holdings, Inc. (the “Registrant”) on May 2, 2008 (“Form 10-Q”) is being filed solely for the purpose of amending and restating Exhibit 31.1 and Exhibit 31.2 of the Quarterly Report on Form 10-Q .
     Exhibit 31.1 and Exhibit 31.2 are being amended to conform to the language set forth in Regulation S-K, Item 601(b)(31). Part II, Item 6 is being amended and restated to reflect that Exhibit 31.1 and Exhibit 31.2 are being filed with this Amendment.
     Except as described above, no other changes have been made to Form 10-Q. The Amendment does not amend, update or change the financial statements or disclosures in Form 10-Q and does not reflect events occurring after the filing of Form 10-Q.

PART II.
Item 6. Exhibits

Article I. Exhibit		Incorporated by Reference to the
Number	Section 1.01 Exhibit	Following Documents

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed with Form 10-Q/A, Amendment No. 1

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed with Form 10-Q/A, Amendment No. 1

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Ulrich Schmidt Ulrich Schmidt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 8, 2008

/s/ Daniel R. Davis Daniel R. Davis	Corporate Controller (Principal Accounting Officer)	August 8, 2008

Exhibit Index to Form 10-Q/A

Exhibit Number	Description

31.1	Amended Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Amended Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

5