Form 10-Q
period 2008-09-25
Spirit AeroSystems Holdings, Inc.
filed 2008-10-31
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 24, 2008, the registrant had outstanding 103,210,626 shares of class A common stock, $0.01 par value per share and 36,681,331 shares of class B common stock, $0.01 par value per share.

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements
Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 25, 2008	September 27, 2007	September 25, 2008	September 27, 2007
		($ in millions, except per share data)
Net revenues	$1,027.2	$967.5	$3,125.7	$2,880.4
Operating costs and expenses
Cost of sales	864.3	804.7	2,596.1	2,388.2
Selling, general and administrative	39.0	42.9	119.0	142.3
Research and development	12.7	13.3	33.1	37.4

Total operating costs and expenses	916.0	860.9	2,748.2	2,567.9
Operating income	111.2	106.6	377.5	312.5
Interest expense and financing fee amortization	(9.9)	(9.7)	(29.5)	(28.1)
Interest income	4.4	8.0	15.1	22.8
Other income (loss), net	(0.7)	1.3	0.9	5.1

Income before income taxes	105.0	106.2	364.0	312.3
Income tax expense	(31.0)	(22.6)	(118.4)	(90.9)

Net income	$74.0	$83.6	$245.6	$221.4

Earnings per share
Basic	$0.54	$0.61	$1.79	$1.65
Diluted	$0.53	$0.60	$1.76	$1.59
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 25,	December 31,
	2008	2007
	($ in millions)
Current assets
Cash and cash equivalents	$177.7	$133.4
Accounts receivable, net	211.9	159.9
Current portion of long-term receivable	82.8	109.5
Inventory, net	1,768.8	1,342.6
Prepaids	13.1	14.2
Other current assets	67.8	83.2

Total current assets	2,322.1	1,842.8
Property, plant and equipment, net	1,053.2	963.8
Long-term receivable	51.9	123.0
Pension assets	350.9	318.7
Other assets	84.6	91.6

Total assets	$3,862.7	$3,339.9

Current liabilities
Accounts payable	$389.4	$362.6
Accrued expenses	177.4	182.6
Current portion of long-term debt	8.1	16.0
Advance payments, short-term	210.7	67.6
Deferred revenue, short-term	43.5	42.3
Other current liabilities	20.8	3.9

Total current liabilities	849.9	675.0
Long-term debt	583.8	579.0
Advance payments, long-term	740.7	653.4
Other liabilities	179.7	165.9
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 103,214,928 and 102,693,058 shares issued and outstanding, respectively	1.0	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 36,682,070 and 36,826,434 shares issued and outstanding, respectively	0.4	0.4
Additional paid-in capital	935.6	924.6
Accumulated other comprehensive income	101.3	117.7
Retained earnings	470.3	222.9

Total shareholders’ equity	1,508.6	1,266.6

Total liabilities and shareholders’ equity	$3,862.7	$3,339.9

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(unaudited)

				Accumulated
				Other
	Common Stock		Additional	Comprehensive	Retained		Comprehensive
	Shares	Amount	Paid-in Capital	Income	Earnings	Total	Income/(Loss)
			( $ in millions)
Balance — December 31, 2007	139,519,492	$1.4	$924.6	$117.7	$222.9	$1,266.6	$342.1
Net income					245.6	245.6	245.6
Employee equity awards	497,903	—	12.3			12.3
Stock forfeitures	(120,397)	—	(0.7)			(0.7)
SFAS 158 measurement date change, net of tax					1.8	1.8
Excess tax liability from share-based payment arrangements			(0.6)			(0.6)
Unrealized loss on cash flow hedges, net of tax				(3.7)		(3.7)	(3.7)
Unrealized loss on currency translation adjustments				(12.7)		(12.7)	(12.7)

Balance — September 25, 2008	139,896,998	$1.4	$935.6	$101.3	$470.3	$1,508.6	$229.2

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 25, 2008	September 27, 2007
	($ in millions)
Operating activities
Net income	$245.6	$221.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	90.8	67.1
Amortization expense	7.1	5.7
Accretion of long-term receivable	(13.0)	(16.0)
Employee stock compensation expense	11.6	26.8
Excess tax benefit from share-based payment arrangements	—	(32.9)
Loss from ineffectiveness of hedge contracts	0.4	—
Loss from foreign currency transactions	0.3	—
(Gain) loss on disposition of assets	(0.2)	0.4
Deferred taxes	0.9	3.8
Pension and other post-retirement benefits, net	(21.5)	(22.0)
Changes in assets and liabilities
Accounts receivable	(28.4)	(48.0)
Inventory, net	(432.9)	(312.6)
Accounts payable and accrued liabilities	30.5	18.7
Advance payments	230.4	93.6
Income taxes payable	15.1	56.6
Deferred revenue and other deferred credits	16.9	36.4
Other	(7.0)	6.3

Net cash provided by operating activities	146.6	105.3

Investing Activities
Purchase of property, plant and equipment	(175.2)	(228.0)
Proceeds from sale of assets	1.8	0.2
Long-term receivable	87.1	22.8
Financial derivatives	1.1	3.1
Investment in joint venture	(3.6)	—

Net cash (used in) investing activities	(88.8)	(201.9)

Financing Activities
Proceeds from revolving credit facility	75.0	—
Payments on revolving credit facility	(75.0)	—
Proceeds from issuance of debt	8.8	—
Proceeds from government grants	1.6	—
Principal payments of debt	(11.9)	(14.4)
Debt issuance costs	(6.8)	—
Excess tax benefit from share-based payment arrangements	—	32.9
Executive stock repurchase	—	(1.0)

Net cash provided by (used in) financing activities	(8.3)	17.5

Effect of exchange rate changes on cash and cash equivalents	(5.2)	0.2

Net increase (decrease) in cash and cash equivalents for the period	44.3	(78.9)
Cash and cash equivalents, beginning of period	133.4	184.3

Cash and cash equivalents, end of period	$177.7	$105.4

Supplemental Information
Change in value of financial instruments	$3.1	$(5.1)
Property acquired through capital leases	$—	$1.6
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)
1. Organization and Basis of Interim Presentation
     Spirit AeroSystems Holdings, Inc. (“Holdings”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit” or the “Company”). Onex Corporation (“Onex”) of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, Boeing and Hawker Beechcraft Corporation (formerly Raytheon Aircraft Company). Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit’s incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Cessna, Mitsubishi Aircraft Corporation, Southwest Airlines, and Continental Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; and in Wichita. Spirit expects to open a new manufacturing facility in Subang, Malaysia in early 2009 and another manufacturing facility in Kinston, North Carolina in 2010 that will produce components for the Airbus A350 XWB aircraft.
      Spirit is the majority participant in the Kansas Industrial Energy Supply Company (KIESC), a tenancy-in-common with other Wichita companies established to purchase natural gas. KIESC is fully consolidated as Spirit owns 77.8% of the entity’s equity.
     In November 2007, Spirit entered into a joint venture with Progresstech LTD of Moscow, Russia called Spirit-Progresstech LLC. Spirit and Progresstech LTD each have a 50% ownership interest in the company, which provides aerospace engineering support services. The $1.6 investment in Spirit-Progresstech LLC to date is accounted for under the equity method of accounting.
     In April 2008, Spirit entered into a joint venture with Hong Kong Aircraft Engineering Company Limited (HAECO), and its subsidiary, Taikoo Aircraft Engineering Company Limited (TAECO), Oklahoma-based First Wave MRO, Inc., Cathay Pacific Airways Limited, and Cal-Asia to develop and implement a state-of-the-art composite and metal bond component repair station in the Asia-Pacific region. The service center is called Taikoo Spirit AeroSystems Composite Co. Ltd., and Spirit owns 25.5% of the company. The $2.2 investment in Taikoo Spirit AeroSystems Composite Co. Ltd. is accounted for under the equity method of accounting.
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
     In the opinion of management, the accompanying interim condensed unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 25, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2008 presentation. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2008.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) — Continued
($ in millions other than per share amounts)
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
     Joint Ventures
     The investment resulting in a 50% ownership interest in Spirit-Progresstech LLC totaled $1.6 at September 25, 2008 and is accounted for under the equity method of accounting.
     The investment resulting in a 25.5% ownership interest in Taikoo Spirit AeroSystems Composite Co. Ltd. totaled $2.2 at September 25, 2008 and is accounted for under the equity method of accounting.
     Government Grants
     As part of our site construction projects in Kinston, North Carolina and Subang, Malaysia, we have the potential benefit of grants related to government funding of a portion of these buildings and other specific capital assets. Due to the terms of the lease agreements, we are deemed to own the construction projects. During the construction phase of the facilities, as amounts eligible under the terms of the grants are expended, we will record that spending as Property, Plant and Equipment (construction-in-progress) and Deferred Grant Income Liability (less the present value of any future minimum lease payments). Upon completion of the facilities, the Deferred Grant Income will be amortized as a component of production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the Deferred Grant Income related to the capital investment criteria, which represents half of the grant, will be amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the Deferred Grant Income will be amortized over a ten year period in a manner consistent with the job performance criteria. In Malaysia, the Deferred Grant Income will be amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of September 25, 2008, we recorded $17.2 within Property, Plant and Equipment and Other Long-Term Liabilities (Deferred Grant Income) related to the use of grant funds in Malaysia. Of the $17.2 in capital, $15.6 represents transactions where funds have been paid directly to contractors by an agency of the Malaysian Government so they are not reflected on the Statement of Cash Flows. The remaining $1.6 amount was paid to contractors by Spirit and we received reimbursement from governmental entities so that amount is reflected within Capital Expenditures and Proceeds from Government Grants within the Investing and Financing sections of the Statement of Cash Flows, respectively.
     New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) in the United States, and expands disclosures about fair value measures. It is effective for fiscal years beginning after November 15, 2007, with early adoption encouraged. The provisions of SFAS 157 are to be applied on a prospective basis, with the exception of certain financial instruments for which retrospective application is required. On November 14, 2007, the FASB granted a one year deferral solely for non-financial assets and liabilities to comply with SFAS 157. Financial assets have been subject to the rule since the adoption on January 1, 2008. The partial adoption of SFAS 157 did not affect our financial position or results of operations, but did require additional disclosures about fair value measurement for financial assets, see Note 8, Fair Value Measurements. In February 2008, the FASB issued Staff Position FSP No. 157-2, Partial Deferral of the Effective Date of Statement 157 (FSP No. 157-2), which delayed the adoption date until January 1, 2009 for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. In October 2008, the FASB issued Staff Position FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active to provide guidance for determining the fair value of material financial assets in an inactive market. We considered FSP No. 157-3 in the determination of the fair value of our financial assets and liabilities. We do not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on our financial position or results of operations.
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

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) — Continued
($ in millions other than per share amounts)
     In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired to be measured at their fair value on the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, and is effective for the Company at the beginning of fiscal 2009. Early adoption is prohibited.
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
3. Accounts Receivable
     Accounts receivable, net consists of the following:

	September 25,	December 31,
	2008	2007
Trade receivables	$202.0	$154.9
Other	10.5	6.3

Total	212.5	161.2
Less: allowance for doubtful accounts	(0.6)	(1.3)

Accounts receivable, net	$211.9	$159.9

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) — Continued
($ in millions other than per share amounts)
4. Inventory
     Inventories are summarized as follows:

	September 25,	December 31,
	2008	2007
Raw materials	$189.2	$169.9
Work-in-process	1,171.5	866.2
Finished goods	33.5	27.0

Product inventory	1,394.2	1,063.1
Capitalized pre-production	374.6	279.5

Total inventory, net	$1,768.8	$1,342.6

     Inventories are summarized by platform as follows:

	September 25,	December 31,
	2008	2007
B737	$362.6	$348.7
B747	137.1	93.8
B767	16.0	17.1
B777	189.5	158.0
B787(1)	719.8	527.3
Airbus — All platforms	103.0	86.4
Gulfstream(2)	159.3	44.9
Rolls-Royce	34.9	10.8
Other in-process inventory related to long-term contracts and other programs(3)	46.6	55.6

Total inventory	$1,768.8	$1,342.6

(1)	B787 inventory includes $236.5 and $238.0 in capitalized pre-production costs at September 25, 2008 and December 31, 2007, respectively.

(2)	Gulfstream inventory includes $138.1 and $39.5 in capitalized pre-production costs at September 25, 2008 and December 31, 2007, respectively.

(3)	Includes contracted non-recurring services for certain derivative aircraft programs to be paid by the original equipment manufacturer, plus miscellaneous other work-in-process.
     Capitalized pre-production costs include certain costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically recovered over a certain number of ship set deliveries and the Company believes these amounts will be fully recovered.
     At September 25, 2008, work-in-process inventory included $202.9 of deferred production costs, of which $152.4 is related to B787, on certain contracts for the excess of production costs over the estimated average cost per ship set and ($59.4) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks. These balances were $57.1 and ($50.4), respectively, at December 31, 2007. Recovery of excess over average deferred production costs is dependent on the number of ship sets ultimately sold and the ultimate final selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts will be fully recovered.
     Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) — Continued
($ in millions other than per share amounts)
     The following is a roll forward of the inventory obsolescence and surplus reserve included in the inventory balances at September 25, 2008:

Balance-December 31, 2007	$21.8
Charges to costs and expenses	18.8
Write-offs, net of recoveries	(10.6)

Balance-September 25, 2008	$30.0

5. Property, Plant and Equipment
     Property, plant and equipment, net consists of the following:

	September 25,	December 31,
	2008	2007
Land	$18.6	$19.2
Buildings (including improvements)	204.1	178.2
Machinery and equipment	471.3	396.7
Tooling	418.6	384.7
Construction-in-progress	211.4	164.4

Total	1,324.0	1,143.2
Less: accumulated depreciation	(270.8)	(179.4)

Property, plant and equipment, net	$1,053.2	$963.8

     Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $1.2 and $1.8 for the three months ended September 25, 2008 and September 27, 2007, respectively, and $4.3 and $5.1 for the nine months ended September 25, 2008 and September 27, 2007, respectively. Repair and maintenance costs are expensed as incurred. We recognized $15.1 and $27.3 of repair and maintenance expense for the three months ended September 25, 2008 and September 27, 2007, respectively, and $64.7 and $70.0 for the nine months ended September 25, 2008 and September 27, 2007, respectively.
6. Long-Term Receivable
     In connection with the Boeing Acquisition, Boeing is required to make future non-interest bearing payments to Spirit attributable to the acquisition of title of various tooling and other capital assets to be determined by Spirit. Spirit will retain usage rights and custody of the assets for their remaining useful lives without compensation to Boeing.
     The following is a schedule of future payments from our long-term and short-term receivables:

2008	$29.0
2009	115.4

Total	$144.4

     A discount rate of 9.75% was used to record these payments at their estimated present value of $134.7 and $208.8 at September 25, 2008 and December 31, 2007, respectively. At September 25, 2008, the current portion of the long-term receivable was $82.8.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) — Continued
($ in millions other than per share amounts)
7. Other Assets
     Other assets are summarized as follows:

	September 25,	December 31,
	2008	2007
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	31.8	34.3

Total intangible assets	43.5	46.0
Less: Accumulated amortization-patents	(0.5)	(0.4)
Accumulated amortization-favorable leasehold interest	(2.3)	(1.9)
Accumulated amortization-customer relationships	(10.0)	(7.5)

Intangible assets, net	30.7	36.2

Deferred tax asset, non-current	27.1	30.5
Deferred financing costs, net	15.6	12.2
Fair value of derivative instruments	0.4	5.5
Goodwill — Europe	3.4	3.7
Equity in net assets of affiliate	3.8	—
Other	3.6	3.5

Total other assets	$84.6	$91.6

     Deferred financing costs are recorded net of $13.5 and $10.1 of accumulated amortization at September 25, 2008 and December 31, 2007, respectively. Included in deferred financing fees was an additional $6.8 of financing costs associated with the March 18, 2008 amendment to the Second Amended and Restated Credit Facility (see Note 9 below).
     The Company recognized $1.1 and $1.4 of amortization expense of intangibles for the three months ended September 25, 2008 and September 27, 2007, respectively, and $3.7 and $4.0 for the nine month periods ended September 25, 2008 and September 27, 2007. The change in amortization expense of intangibles from prior periods is due to a decline in the foreign currency exchange rates.
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

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) — Continued
($ in millions other than per share amounts)

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market. Quoted market prices are used to measure fair value for the underlying investments in our money market fund.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Observable inputs, such as current and forward interest rates and foreign exchange rates, are used in determining the fair value of our interest rate swaps and foreign currency hedges.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets and liabilities. Level 3 assets and liabilities includes financial instruments whose value is determined using pricing models, discounted cash flows methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

				Fair Value Measurements
	September 25, 2008			At September 25, 2008, Using
				Quoted Prices in
	Total Carrying	Assets	Liabilities	Active Markets	Significant	Significant
	Amount on	Measured at	Measured at	for Identical	Other Observable	Unobservable
Description	Balance Sheet	Fair Value	Fair Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Money Market	$38.0	$38.0	$—	$38.0	$—	$—

Interest Swaps	$(4.9)	$—	$(4.9)	$—	$(4.9)	$—

Foreign Currency Hedges	$2.5	$3.2	$(0.7)	$—	$2.5	$—

(1)	In September 2008, the money market fund in which Spirit has deposits of $38.0, temporarily suspended all cash redemptions of shares for a 90 day period. The money market fund is part of the U.S. Treasury’s guarantee program whereby the value of the fund is guaranteed if its net asset value per share falls below $0.995. Based on guidance received from the fund manager, we expect to receive the full value in cash by December 2008.
     In the third quarter of 2008, the Company recorded ($0.2) for the ineffective portion of the change in fair value of interest rate swaps as a component of Interest Expense bringing the total amount recorded as the ineffective component to Interest Expense at $0.4 for the first nine months of 2008. The ineffective portion of the change in fair value for the foreign currency hedges was immaterial at September 25, 2008.
9. Debt
     In connection with the Boeing Acquisition, Spirit executed an $875.0 credit agreement that consisted of a $700.0 senior secured term loan used to fund the acquisition and pay all related fees and expenses associated with the acquisition and the credit agreement, and a $175.0 senior secured revolving credit facility. On November 27, 2006, the credit agreement was amended to, among other things, increase the revolving credit facility to $400.0. Commitment fees associated with the revolver total 50 basis points on the undrawn amount and 225 basis points on letters of credit. On March 18, 2008, Spirit entered into an amendment (the “Amendment”) to its Second Amended and Restated Credit Agreement dated as of November 27, 2006 (as amended). As a result of the Amendment, the revolving credit facility and the $700.0 term loan B were amended to, among other things, (i) increase the amount of the revolver from $400.0 to $650.0, (ii) increase from $75.0 to $200.0 the amount of indebtedness Spirit and its subsidiaries can incur on a consolidated basis to finance acquisition of capital assets, (iii) add a provision allowing Spirit and Spirit Holdings to have additional indebtedness outstanding of up to $300.0, (iv) add a provision allowing Spirit and its subsidiaries on a consolidated basis the ability to make investments in joint ventures not to exceed a total of $50.0 at any given time, and (v) modify the definition of “Change of Control” to exclude certain circumstances that previously would have been considered a Change of Control. The maturity date and interest cost of both our senior secured term loan and revolving credit facility remains unchanged. At September 25, 2008, the Company had no outstanding loans under the revolving credit facility. The entire asset classes of the Company, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) — Continued
($ in millions other than per share amounts)
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
     Outstanding amounts drawn under the Facility are subject to a fixed interest rate of 3.5% per annum, payable quarterly.
     Total debt shown on the balance sheet is comprised of the following:

	September 25,	December 31,
	2008	2007
Senior secured debt (short and long-term)	$580.9	$583.8
Malaysian term loan	8.8	—
Present value of capital lease obligations	2.2	11.2

Total	$591.9	$595.0

10. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three		For the Nine
	Months Ended		Months Ended
	September 25, 2008	September 27, 2007	September 25, 2008	September 27, 2007
Components of Net Periodic Pension Income

Service cost	$1.8	$1.9	$5.5	$5.7
Interest cost	9.6	9.2	28.9	27.6
Expected return on plan assets	(17.9)	(19.2)	(53.8)	(57.5)
Amortization of prior service cost	—	—	—	—
Amortization of net (gain)/loss	(1.4)	—	(4.3)	—

Net periodic pension income	$(7.9)	$(8.1)	$(23.7)	$(24.2)

	Other Benefits
	For the Three		For the Nine
	Months Ended		Months Ended
	September 25, 2008	September 27, 2007	September 25, 2008	September 27, 2007
Components of Net Periodic Benefit Cost

Service cost	$0.3	$0.4	$1.1	$1.2
Interest cost	0.5	0.4	1.5	1.2
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net (gain)/loss	(0.1)	(0.1)	(0.4)	(0.2)

Net periodic benefit cost	$0.7	$0.7	$2.2	$2.2

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) — Continued
($ in millions other than per share amounts)
Changes Required by SFAS 158
     As outlined in Form 10-K filed with the SEC on February 22, 2008 for the period ending December 31, 2007, SFAS 158 requires that we change our measurement date from November 30 to the fiscal year-end, December 31, by year-end 2008. Spirit has elected to apply the transition option under which a 13-month measurement was determined as of November 30, 2007 that covers the period until the fiscal year-end measurement is required on December 31, 2008. As a result, an adjustment to retained earnings was recorded in the first half of fiscal year-end 2008 as follows: Pension $3.2 and Other Post-Retirement Benefits ($0.3), resulting in a net adjustment of $1.8, net of $1.1 in tax.
Employer Contributions
     We expect to contribute zero dollars to the U.S. qualified pension plan and less than $0.1 to both the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2008. As of September 25, 2008, our projected contributions to the U.K. pension plan for 2008 were $9.9, of which $6.7 was contributed during the first nine months of 2008. We anticipate contributing the additional $3.2 to the U.K. pension plan during the remainder of 2008. In addition, $0.6 was contributed to the U.K. pension plan in January 2008 for the 2007 plan year. The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.
11.  Stock Compensation
     Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.
     For the three months ended September 25, 2008, Holdings recognized a net total of $4.1 of stock compensation expense, which is net of $0.2 resulting from stock forfeitures, as compared to $6.1 of stock compensation expense, net of forfeitures, recognized for the three months ended September 27, 2007. For the nine months ended September 25, 2008, Holdings has recognized a net total of $11.6 of stock compensation expense, which is net of $0.7 resulting from stock forfeitures, as compared to $26.8 of stock compensation expense, net of forfeitures, recognized for the nine months ended September 27, 2007.
     Of the total $4.1 of net stock compensation expense recorded for the three months ended September 25, 2008, $4.0 was recorded as an expense in selling, general and administrative expense while the remaining $0.1 was capitalized in inventory and is recognized through cost of sales consistent with the accounting methods we follow in accordance with SOP 81-1. Of the total $11.6 of net stock compensation expense recorded year-to-date, $11.3 was recorded as an expense in selling, general and administrative expense while the remaining $0.3 was capitalized in inventory and is recognized through cost of sales.
     The restricted class B common stock grants that occurred after the Boeing Acquisition were approximately 790,230 under the Short-Term Incentive Plan, 141,941 under the Long-Term Incentive Plan, 9,392,652 under the Executive Incentive Plan, and 390,000 under the Director Stock Plan.
     In April 2008, the Director Stock Plan, Short-Term Incentive Plan, and Long-Term Incentive Plan were amended such that all future stock grants under those plans would consist of class A shares. In addition, the Short-Term Incentive Plan and the Long-Term Incentive Plan were amended to increase the number of shares available for grant thereunder by 2,000,000 and 3,000,000 shares, respectively. In May 2008, the Board of Directors authorized grants of approximately 327,511 shares of class A common stock under the Long-Term Incentive Plan and 20,816 shares under the Director Stock Plan. The first anticipated grant of class A shares under the Short-Term Incentive Plan is expected to be in February 2009 for 2008 performance. The aggregate fair value of vested class B shares was $29.2 and $59.7 at September 25, 2008 and September 27, 2007, respectively, based on the market value of Holdings’ common stock on those dates.
Board of Directors Stock Awards
     This plan provides non-employee directors the opportunity to receive grants of restricted shares of class A common stock, that vest one year from the grant date, or Restricted Stock Units (RSUs) of class A common stock, that vest upon the later of one year from the grant date or the Director’s separation from service, or a combination of both stock and stock units. The maximum aggregate number of shares that may be granted to participants is 3,000,000 shares. In April 2008, the Director Stock Plan was amended such that all issuance of stock pursuant to the plan after that date would be grants of class A common stock or RSUs. All shares granted prior to April 2008 were class B common stock.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) — Continued
($ in millions other than per share amounts)
     For each non-employee Director of Holdings, one-half of their annual director compensation will be paid in the form of a grant of class A common stock and/or class A common RSUs, as elected by each Director. In addition, each Director may elect to have all or any portion of the remainder of their annual director compensation paid in cash or in the form of a grant of stock and/or RSUs. In addition, the Board of Directors or its authorized committee may make discretionary grants of shares or RSUs from time to time.
     Holdings’ restricted class A common stock valued at $0.6 was granted to members of the Holdings’ Board of Directors in May 2008 based on the value of Holdings’ common stock at the grant date. If participants cease to serve as Directors within a year of the grant, the restricted shares are forfeited. Holdings expensed $0.2 and $0.3 for the unvested Board of Directors shares in the three and nine month periods ended September 25, 2008, respectively.
     The following table summarizes stock and RSU grants to members of the Holdings’ Board of Directors for the periods ended December 31, 2007 and September 25, 2008:

	Shares		Value (1)
	(Thousands)
	Class A	Class B	Class A	Class B
Board of Directors Stock Grants
Nonvested at December 31, 2006	—	223	$—	$3.3
Granted during period	—	—	—	—
Vested during period	—	(223)	—	(3.3)
Forfeited during period	—	—	—	—

Nonvested at December 31, 2007	—	—	—	—
Granted during period	21	—	0.6	—
Vested during period	—	—	—	—
Forfeited during period	—	—	—	—
	[a]aa[a][a] [a]
Nonvested at September 25, 2008	21	—	$0.6	$—

(1)	Value represents grant date fair value.
Short-Term Incentive Plan
     The Short-Term Incentive Plan enables eligible employees to receive incentive benefits in the form of restricted stock in Holdings, cash, or both, as determined by the Board of Directors or its authorized committee. The stock portion vests one year from the date of grant. Restricted shares are forfeited if the employee’s employment terminates prior to vesting.
     In the first quarter of 2008, we recognized $0.9 of expense related to the shares granted under the Short-Term Incentive Plan for 2006 performance, which fully vested twelve months from the grant date. For the 2007 plan year, 149,576 shares with a value of $4.2 were granted on February 22, 2008 and will vest on the one-year anniversary of the grant date. Holdings expensed $0.9 and $2.4 for the three and nine months ended September 25, 2008, respectively, for the 2007 plan year grant. The 2007 cash award of $3.9 was expensed in 2007 and paid in 2008. The intrinsic value of the unvested shares at September 25, 2008 and December 31, 2007 was $2.4 and $8.0, respectively, based on the value of Holdings’ common stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) — Continued
($ in millions other than per share amounts)
     The following table summarizes the activity of the restricted shares under the Short-Term Incentive Plan for the periods ended December 31, 2007 and September 25, 2008:

	Shares	Value (1)
	(Thousands)
Short-Term Incentive Plan
Nonvested at December 31, 2006	390	$6.6
Granted during period	250	7.5
Vested during period	(381)	(6.4)
Forfeited during period	(27)	(0.7)

Nonvested at December 31, 2007	232	7.0
Granted during period	150	4.2
Vested during period	(231)	(7.0)
Forfeited during period	(9)	(0.2)

Nonvested at September 25, 2008	142	$4.0

(1)	Value represents grant date fair value.
Long-Term Incentive Plan
     The Long-Term Incentive Plan (“LTIP”) is designed to encourage retention of key employees.
     For shares granted in 2007, one-half of the granted restricted shares of class B common stock vest on the second anniversary of the grant date, and the other one-half vest on the fourth anniversary of the grant date. Restricted shares are forfeited if the participant’s employment terminates prior to vesting. In the first quarter of 2007, 67,391 shares valued at $2.0 were granted. Holdings expensed $0.1 and $0.3 for the unvested class B LTIP shares in the three and nine months ended September 25, 2008, respectively. The intrinsic value of the unvested class B LTIP shares at September 25, 2008 and December 31, 2007 was $1.0 and $2.1, respectively, based on the value of Holdings’ common stock and the number of unvested shares.
     In May 2008, 327,511 class A shares valued at $9.4 were granted. Holdings expensed $0.5 for the unvested class A LTIP shares in the three months ended September 25, 2008 and $0.8 for the nine months ended September 25, 2008. Within the May 2008 LTIP grant were three groups of awards, each with a unique vesting schedule. The first group of shares vests over three years, with one-third vesting annually beginning in 2009. The second and third groups also vest in one-third increments, but vesting begins on the second and third anniversary of the grant, respectively. The vesting schedule for the 2008 grant is as follows:

Shares
(Thousands)
Long-Term Incentive Plan Vesting Schedule
May 2009	6
May 2010	26
May 2011	109
May 2012	103
May 2013	83

Total	327

     The intrinsic value of unvested class A LTIP shares at September 25, 2008 was $5.6, based on the value of Holdings’ common stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) — Continued
($ in millions other than per share amounts)
     The following table summarizes the activity of the restricted shares under the Long-Term Incentive Plan for the periods ended December 31, 2007 and September 25, 2008:

	Shares		Value (1)
	(Thousands)
	Class A	Class B	Class A	Class B
Long-Term Incentive Plan
Nonvested at December 31, 2006	—	75	$—	$1.2
Granted during period	—	67	—	2.0
Vested during period	—	(75)	—	(1.2)
Forfeited during period	—	(5)	—	(0.2)

Nonvested at December 31, 2007	—	62	—	1.8
Granted during period	328	—	9.4	—
Vested during period	—	—	—	—
Forfeited during period	(1)	(3)	—	(0.1)

Nonvested at September 25, 2008	327	59	$9.4	$1.7

(1)	Value represents grant date fair value.
12. Income Taxes
     The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax assets as of September 25, 2008 and December 31, 2007 were $73.5 and $74.1, respectively.
     We file income tax returns in all jurisdictions in which we operate. We established reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based on management’s assessment as to the potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. All tax reserves are analyzed quarterly and adjustments made as events occur that warrant modification.
     In general, the Company records income tax expense each quarter based on its best estimate as to the full year’s effective tax rate. Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises. Events or items that give rise to discrete recognition include finalizing amounts in income tax returns filed, finalizing audit examinations for open tax years, and a statute of limitation’s expiration.
     The 29.5% effective tax rate for the three months ended September 25, 2008 differs from the 21.3% effective tax rate for the same period in 2007, primarily due to the U.S. Research and Experimentation Tax Credit’s (“R&E Tax Credit”) expiration effective December 31, 2007, lower state income tax credits, and discrete items attributable to finalizing tax returns filed in the third quarter. The 32.5% effective tax rate for the nine months ended September 25, 2008 differs from the 29.1% effective tax rate for the same period in 2007, primarily due to the R&E Tax Credit’s expiration effective December 31, 2007, lower state income tax credits, and finalizing year end estimates with tax returns filed in the third quarter. The effective tax rate for the three and nine months ended September 27, 2007 included a $7.5 benefit in the annualized tax expense attributable to expected higher state investment tax credits and $4.9 in state credits recorded as a discrete event.
     The following table summarizes the effective tax rate differences:

	For the Three Months Ended						For the Nine Months Ended
	September 25,			September 27,			September 25,			September 27,
	2008			2007			2008			2007
Annualized Tax Expense	$33.6	32.0%		$27.5	25.9%		$121.0	33.3%		$95.8	30.7%
Discrete Events
Federal Research Credits	(2.6)	(2.5%	)	—	—		(2.6)	(0.8%	)	—	—
State Credits	—	—		(4.9)	(4.6%	)	—	—		(4.9)	(1.6%	)

Effective Tax Expense	$31.0	29.5%		$22.6	21.3%		$118.4	32.5%		$90.9	29.1%

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) — Continued
($ in millions other than per share amounts)
13. Earnings per Share Calculation
     The following table sets forth the computation of basic and diluted earnings per share:

	For the Three
	Months Ended
	September 25, 2008			September 27, 2007
		Shares	Per Share		Shares	Per Share
Basic EPS	Income	(in millions)	Amount	Income	(in millions)	Amount
Income available to common shareholders	$74.0	137.0	$0.54	$83.6	136.7	$0.61
Diluted potential common shares		2.1			2.8

Diluted EPS
Income available to common shareholders + assumed vesting	$74.0	139.1	$0.53	$83.6	139.5	$0.60

	For the Nine
	Months Ended
	September 25, 2008			September 27, 2007
		Shares	Per Share		Shares	Per Share
Basic EPS	Income	(in millions)	Amount	Income	(in millions)	Amount
Income available to common shareholders	$245.6	136.9	$1.79	$221.4	133.8	$1.65
Diluted potential common shares		2.3			5.4

Diluted EPS
Income available to common shareholders + assumed vesting	$245.6	139.2	$1.76	$221.4	139.2	$1.59
14. Related Party Transactions
     On March 26, 2007, Hawker Beechcraft, Inc. (“Hawker”), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. Spirit’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker. For the three months ended September 25, 2008 and September 27, 2007, sales to Hawker were $7.4 and $6.7, respectively, and for the nine months ended September 25, 2008 and September 27, 2007, sales to Hawker were $19.9 and $19.2, respectively.
     A member of the Holdings’ Board of Directors is also a member of the Board of Directors of Hawker.
     Since February 2007, an executive of the Company has been a member of the Board of Directors of one of Spirit’s suppliers, Precision Castparts Corp. of Portland, Oregon, a manufacturer of complex metal components and products. For the three months ended September 25, 2008 and September 27, 2007, the Company purchased $15.1 and $15.9 of products, respectively, from this supplier. For the nine months ended September 25, 2008 and September 27, 2007, the Company purchased $48.0 and $53.5 of products, respectively, from this supplier.
     A member of Holdings’ Board of Directors is the president and chief executive officer of Aviall, Inc., the parent company of one of our customers, Aviall Services, Inc. and a wholly owned subsidiary of Boeing. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc. Net revenues under the distribution agreement were $1.4 and $1.3 for the three months ended September 25, 2008 and September 27, 2007, respectively, and $4.3 and $3.9 for the nine months ended September 25, 2008 and September 27, 2007, respectively.
     The Company paid less than $0.1 and $0.1 for the three months ended September 25, 2008 and September 27, 2007, respectively, to a subsidiary of Onex for services rendered. Management believes the amounts charged were reasonable in relation to the services provided.
     Boeing owns and operates significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, is providing those systems and support services to Spirit under a Transition Services Agreement. A number of services covered by the Transition Services Agreement have now been established by the Company, and the Company is scheduled to continue to use the remaining systems and support services it has not yet established. The Company incurred fees of $5.2 and $5.5 for services performed for the three months ended September 25, 2008 and September 27, 2007, respectively, and $17.6 and $25.6 for the nine months ended September 25, 2008 and September 27, 2007, respectively. These amounts included accrued liabilities of $3.7 and $7.3 at September 25, 2008 and September 27, 2007, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) — Continued
($ in millions other than per share amounts)
          The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $0.5 and $0.3 to the firm for the three month periods ended September 25, 2008 and September 27, 2007, respectively, and $1.4 and $1.6 for the nine months ended September 25, 2008 and September 27, 2007, respectively.
          An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties. Such fees are not material to Spirit.
15. Commitments, Contingencies and Guarantees
     Litigation
     We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of SFAS 5, Accounting for Contingencies, we had no accruals at September 25, 2008 or December 31, 2007 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
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
     In December 2005, a federal grand jury sitting in Topeka, Kansas issued subpoenas regarding the vapor degreasing equipment at our Wichita, Kansas facility. The government’s investigation appeared to focus on whether the degreasers were operating within permit parameters and whether chemical wastes from the degreasers were disposed of properly. The subpoenas covered a time period both before and after our purchase of the Wichita, Kansas facility. Subpoenas were issued to Boeing, Spirit and individuals who were employed by Boeing prior to the Boeing Acquisition, but are now employed by us. We responded to the subpoena and provided additional information to the government as requested. On March 25, 2008, the U.S. Attorney’s Office informed the Company that it was closing its criminal file on the investigation. A civil investigation into this matter is ongoing. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) — Continued
($ in millions other than per share amounts)
     Airbus filed oppositions to six European patents originally issued to or applied for by Boeing and acquired by Spirit in the Boeing Acquisition.  Airbus claimed that the subject matter in these patents was not patentable because of a lack of novelty and a lack of inventive activity.
     For two of the patents, Oral Proceedings before a three panel Opposition Board of the European Patent Office (EPO) were held in May 2005.  In one case, the patent was maintained without amendments to the claims.  On the second patent, the Board accepted the claims with some amendments and Spirit appealed.  Airbus did not file an admissible appeal in either of the decisions adverse to it.  Therefore, for the first patent maintained without amendments, the Opposition is complete, the patent is maintained as granted, and nothing further will be done.  For the second patent wherein Spirit appealed the Opposition Board’s findings, Spirit withdrew its appeal.  Therefore, the patent will be maintained with some amendments, the Opposition is complete, and nothing further will be done.
     For a third patent, Oral Proceedings were held on December 13, 2007.  The Opposition Board accepted claim amendments.  Spirit decided not to appeal the decision by the Board, and the patent will therefore be maintained with some amendments, the Opposition is complete, and nothing further will be done.
     Spirit and Airbus entered into an agreement in December 2007, wherein Airbus agreed to withdraw all of its pending Oppositions, including the three remaining Oppositions that had not yet received Oral Proceedings.  Airbus subsequently proceeded to do so.  The EPO then notified Spirit’s European counsel that it will not proceed with the Oppositions, and therefore, for the remaining three pending Oppositions filed by Airbus, the patents will be maintained as originally granted, the Oppositions are complete, and nothing further will be done.
     On March 7, 2008, Aircelle filed an Opposition against one of Spirit’s recently-issued EPO patents.  Spirit’s response to the Opposition is due no later than December 23, 2008, although extensions may be obtained.
     On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early April. Holdings, The Spirit AeroSystems Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical Professional Unit (SPEEA WTPU) employees and The Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) employees, along with The Boeing Company and Boeing retirement and health plan entities, were sued by 12 former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under ERISA and general contract law and purport to bring the case as a class action on behalf of similarly situated individuals. The putative sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55 and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities are that the Spirit plans wrongfully have failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” allegedly triggered by their separation from employment by Boeing and that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek a declaration that they are entitled to the early retirement benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. At this time, the Company does not have enough information to make any predictions about the outcome of this matter. However, management believes that any outcome that does result from this matter will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.
Guarantees
          Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of September 25, 2008 and December 31, 2007, $14.0 and $12.4 was outstanding in respect of these guarantees, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) — Continued
($ in millions other than per share amounts)
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
     The following is a roll forward of the service warranty balances at September 25, 2008:

Balance-December 31, 2007	$9.9
Charges to costs and expenses	0.1
Exchange rate	(0.2)

Balance-September 25, 2008	$9.8

16. Segment Information
     Spirit operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. The majority of revenues in the three principal segments are with Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 98% of Spirit’s net revenues for the three and nine months ended September 25, 2008 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other Wichita companies. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses and unallocated research and development. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.
     Spirit’s Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer), as well as related spares and maintenance, repairs and overhaul, or MRO services.
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

Spirit AeroSystems Holdings, Inc.
Notes to Condensed Consolidated Financial Statements (unaudited) — Continued
($ in millions other than per share amounts)
     The following table shows segment information:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 25,	September 27,	September 25,	September 27,
	2008	2007	2008	2007
Segment Revenues
Fuselage Systems	$484.8	$434.3	$1,470.2	$1,329.2
Propulsion Systems	291.5	278.9	863.1	798.5
Wing Systems	246.8	251.5	773.5	738.1
All Other	4.1	2.8	18.9	14.6

	$1,027.2	$967.5	$3,125.7	$2,880.4

Segment Operating Income
Fuselage Systems	$73.5	$78.1	$255.0	$243.2
Propulsion Systems	47.1	45.9	140.9	130.2
Wing Systems	26.9	23.5	92.3	75.1
All Other	—	0.3	0.1	1.8

Business Segment Operating Income	147.5	147.8	488.3	450.3
Unallocated corporate SG&A	(35.6)	(39.9)	(109.7)	(134.3)
Unallocated research and development	(0.7)	(1.3)	(1.1)	(3.5)

Total operating income	$111.2	$106.6	$377.5	$312.5

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
Recent Events
     On September 6, 2008, Boeing employees represented by the International Association of Machinists and Aerospace Workers, or the IAM, went on strike following the expiration of their collective bargaining agreement with The Boeing Company (“the Strike”). At the onset of the Strike, Spirit and Boeing jointly implemented a ship-in-place plan for all Spirit-produced major components. During the ship-in-place period, we have continued production at a reduced rate, but are not physically delivering the majority of end-items to Boeing. We are recognizing revenue on these ship-in-place units consistent with contractual terms. During this time period, we are working with our employees to reduce work weeks instead of implementing layoffs and furloughs. The reduced production rates during the Strike reduced Spirit’s revenue by an estimated $53.2 million for the three months ended September 25, 2008, as compared to anticipated pre-Strike results, which negatively impacted our income and cash flows for the third quarter of 2008. By segment, this amounted to reductions in revenue of $24.9 million, $17.7 million and $10.6 million for the Fuselage Systems, Propulsion Systems, and Wing Systems segments, respectively, as compared to anticipated pre-Strike results. For the third quarter of 2008, the Strike resulted in a total of 19 ship-in-place deliveries for which we recorded revenue of $124.4 million.
     Spirit’s supply agreement with Boeing provides for selling prices to be established based on planned production volumes for each period beginning June 1 through May 31, with higher prices at lower volumes and lower prices at higher volumes. These pre-established prices are the basis for billing and payment for the entire year regardless of actual volume, with any differences settled after the yearly period has ended. The Strike is anticipated to reduce volume below the planned levels for the June 1, 2008 through May 31, 2009 time period, resulting in higher actual average prices than had been established. In the third quarter of 2008, the financial results included accrued revenue for volume-based price increases retroactive to June 1, 2008.
     The Company recorded a negative cumulative catch-up adjustment of approximately $18 million related to the Strike during the three months ended September 25, 2008. The impact of this adjustment was primarily reflected in the Fuselage Systems segment. The unfavorable adjustment reflects the impact of the Strike on current contract block profitability, assuming the Strike concludes in early November 2008, followed by an approximately 90 day transition period at Spirit to resume normal production levels. If the Strike were to extend beyond early November 2008, additional cost impacts could be incurred, partially offset by additional revenue from volume-based price increases retroactive to June 1, 2008.
     Spirit continues to operate well across business segments and remains financially healthy with a solid balance sheet and strong liquidity. The company anticipates the continuation of reduced work weeks or other production adjustments throughout the duration of the Strike at Boeing and beyond, while fully meeting its obligations to non-Boeing customers. At the conclusion of the work stoppage, Spirit anticipates working closely with Boeing to establish a revised production plan and delivery schedule. The Company intends to provide an updated financial outlook at the conclusion of that process, which it anticipates to be no later than the end of November.
     On October 23, 2008, Spirit announced that we will design and build the pylon for Mitsubishi Aircraft Corporation’s new next-generation regional jetliner, known as the Mitsubishi Regional Jet (MRJ). Pylon work will be done at Spirit’s facility in Wichita, Kansas.
     On October 21, 2008, Spirit announced the signing of a support agreement whereby we will supply structural parts and components for Continental Airlines’ total fleet of Boeing aircraft.
     On October 6, 2008, Spirit announced (a contract previously discussed as with an unidentified customer) that we will design and build the wing for the new Gulfstream G250 super mid-size business jet. Spirit will design and produce the wing at its Tulsa, Oklahoma facility.
     On September 12, 2008, Spirit announced the signing of a supply agreement with Southwest Airlines whereby we will supply thrust reverser, fuselage and wing components for Southwest’s fleet of B737 aircraft.

     On July 7, 2008, Spirit Europe announced that it had signed a contract with Airbus to design and produce a major wing structure for the A350 XWB program. Spirit Europe will design and assemble the wing leading edge structure primarily at its facility in Prestwick, Scotland. The Composite Front Spar will be built at Spirit’s recently announced Kinston, North Carolina site with composite sub-assemblies being manufactured at the Spirit Malaysia facility at Subang, Malaysia. In addition, Spirit Europe announced that it had reached an agreement with Airbus to extend its existing contract to supply leading and trailing edges and other wing structures on the A319, A320 and A321 aircraft family at its Prestwick facility from 2011 until 2015.
Overview
     We are the largest independent non-OEM (OEM refers to aircraft original equipment manufacturer) parts designer and manufacturer of commercial aerostructures in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial, military and business jet aircraft. We derive our revenues primarily through long-term supply agreements with Boeing, Airbus, and various business jet, regional jet and other aerospace customers. For the three months ended September 25, 2008, we generated net revenues of $1,027.2 million and net income of $74.0 million and for the nine months ended September 25, 2008, we generated net revenues of $3,125.7 million and net income of $245.6 million.
     We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid and rear fuselage sections, (2) Propulsion Systems, which include nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which include facilities in Tulsa and McAlester, Oklahoma and Prestwick, Scotland that manufacture wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other Wichita companies. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 32%, 18% and less than 1%, respectively, of our segment operating income before unallocated corporate expenses for the three months ended September 25, 2008. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 29%, 19% and less than 1%, respectively, of our segment operating income before unallocated corporate expenses for the nine months ended September 25, 2008.
Results of Operations

	Three Months	Three Months			Nine Months	Nine Months
	Ended	Ended	Percentage		Ended	Ended	Percentage
	September 25,	September 27,	Change to Prior		September 25,	September 27,	Change to Prior
	2008	2007	Year		2008	2007	Year
	($ in millions)
Net revenues	$1,027.2	$967.5	6%		$3,125.7	$2,880.4	9%
Operating costs and expenses
Cost of sales	864.3	804.7	7%		2,596.1	2,388.2	9%
Selling, general and administrative	39.0	42.9	(9%	)	119.0	142.3	(16%	)
Research and development	12.7	13.3	(5%	)	33.1	37.4	(11%	)

Total operating costs and expenses	916.0	860.9	6%		2,748.2	2,567.9	7%
Operating income	111.2	106.6	4%		377.5	312.5	21%
Interest expense and financing fee amortization	(9.9)	(9.7)	2%		(29.5)	(28.1)	5%
Interest income	4.4	8.0	(45%	)	15.1	22.8	(34%	)
Other income (loss), net	(0.7)	1.3	(154%	)	0.9	5.1	(82%	)

Income before income taxes	105.0	106.2	(1%	)	364.0	312.3	17%
Income tax provision	(31.0)	(22.6)	37%		(118.4)	(90.9)	30%

Net income	$74.0	$83.6	(11%	)	$245.6	$221.4	11%

     For purposes of measuring production or ship set deliveries for Boeing aircraft in a given period, the term “ship set” refers to sets of structural fuselage components produced or delivered for one aircraft in such period. For purposes of measuring production or ship set deliveries for Airbus aircraft in a given period, the term “ship set” refers to all structural aircraft components produced or delivered for one aircraft in such period. Other components which are part of the same aircraft ship sets could be produced or shipped in earlier or later accounting periods than the components used to measure production or ship set deliveries, which may result in slight variations in production or delivery quantities of the various ship set components in any given period.

     Comparative ship set deliveries by model are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
Model	September 25, 2008	September 27, 2007	September 25, 2008	September 27, 2007
B737	87	84	275	252
B747	4	5	15	14
B767	3	3	9	10
B777	18	21	60	63
B787	1	—	3	1

Total Boeing	113	113	362	340
A320 Family	90	91	280	268
A330/340	23	22	68	65
A380	4	2	10	2

Total Airbus	117	115	358	335
Hawker 800 Series	24	17	63	48

Total	254	245	783	723

Results of Operations for the Three Months Ended September 25, 2008 and September 27, 2007
     Net Revenues. Net revenues for the three months ended September 25, 2008 were $1,027.2 million, an increase of $59.7 million, or 6%, compared with net revenues of $967.5 million for the same period in the prior year. The increase in net revenues is primarily attributable to an increase in ship set deliveries, changes in product mix, a volume-based pricing adjustment and higher aftermarket sales. Ship set deliveries to Boeing remained unchanged at 113 ship sets for the third quarter of 2008 as compared to the same period in 2007, as higher ship set volume during the quarter prior to the Strike was offset by the reduction in production volume, which occurred after the Strike began. The Strike resulted in a total of 19 ship-in-place ship set deliveries during the period from the Strike’s inception on September 6, 2008 through September 25, 2008 for which we recorded revenue of $124.4 million. Ship set deliveries to Airbus increased by 2% to 117 ship sets during the third quarter of 2008 from 115 ship sets in the third quarter of 2007, while ship set deliveries to Hawker increased to 24 ship sets during the third quarter of 2008 from 17 ship sets in the third quarter of 2007, due to increases in the customer delivery schedule. In total, in the third quarter of 2008, we delivered 254 ship sets compared to 245 ship sets delivered for the same period in the prior year, a 4% increase. Approximately 98% of Spirit’s net revenues for the third quarter of 2008 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 84% for the three months ended September 25, 2008 as compared to 83% for the same period in the prior year. During the third quarter of 2008, Spirit updated its contract profitability estimates to reflect continued operating efficiency improvements and the impact of the Strike. The Company’s continued focus on improving operating efficiency resulted in a $5 million favorable cumulative catch-up adjustment, which was more than offset by an $18 million unfavorable cumulative catch-up adjustment caused by the Strike. The impact of the $13 million net unfavorable cumulative catch-up adjustment was primarily reflected in the Fuselage Systems segment. The unfavorable adjustment reflects the impact of the Strike on current contract block profitability, assuming the Strike concludes in early November 2008, followed by an approximately 90 day transition period at Spirit to resume normal production levels. If the Strike were to extend beyond early November 2008, additional cost impacts could be incurred, partially offset by additional revenue from volume-based price increases retroactive to June 1, 2008.
     Selling, General and Administrative. SG&A as a percentage of net revenue for the three months ended September 25, 2008 remained unchanged at 4% as compared to the same period in the prior year. In the third quarter of 2008, we recognized $4.0 million in stock compensation expense as compared to $5.7 million during the third quarter of 2007.
     Research and Development. R&D costs as a percentage of net revenues were unchanged at approximately 1% for the three months ended September 25, 2008 and September 27, 2007 as R&D spending on new product development has remained reasonably constant in recent periods.
     Operating Income. Operating income for the three months ended September 25, 2008 was $111.2 million, an increase of $4.6 million, or 4%, compared to operating income of $106.6 million for the same period in the prior year. The increase was due to lower SG&A and R&D expenses, as compared to the third quarter of 2007.

     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the three months ended September 25, 2008 includes $8.6 million of interest and fees paid or accrued in connection with long-term debt and $1.3 million in amortization of deferred financing costs as compared to $8.5 million of interest and fees paid or accrued in connection with long-term debt and $1.2 million in amortization of deferred financing costs for the same period in the prior year. The increase of $0.2 million as compared to the third quarter of 2007 primarily resulted from an increase in amortizable costs associated with the amendment and restatement of our senior credit facility on March 18, 2008 and the interest incurred on the Malaysian loan.
     Interest Income. Interest income for the three months ended September 25, 2008 consisted of $3.7 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition and $0.7 million in interest income as compared to $5.3 million of accretion of the discounted long-term receivable and $2.7 million of interest income for the same period in the prior year. The accretion income will continue to decrease as the outstanding balance due decreases.
     Provision for Income Taxes. The income tax provision for the three months ended September 25, 2008 included $31.1 million for federal income taxes and ($0.1) million for foreign taxes. The income tax provision for the three months ended September 27, 2007 included $36.7 million for federal income taxes, ($14.5) million for state taxes, and $0.4 million for foreign taxes. The U.S. Research and Experimentation Tax Credit (“R&E Tax Credit”) expired December 31, 2007 but was reinstated on October 3, 2008 retroactive to January 1, 2008. Thus, the impact of the 2008 R&E Tax Credit is not reflected in the income tax provision for the three months ended September 25, 2008. The 29.5% effective income tax rate for the three months ended September 25, 2008 differs from the 21.3% effective income tax rate for the same period in the prior year, primarily due to the R&E Tax Credit’s expiration effective December 31, 2007 and lower state income tax credits.
     Segments. We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid and rear fuselage sections, (2) Propulsion Systems, which include nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which include facilities in Tulsa and McAlester, Oklahoma and Prestwick, Scotland that manufacture wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other Wichita companies.
     The following table shows comparable segment operating income before unallocated corporate expenses for the three months ended September 25, 2008 compared to the three months ended September 27, 2007:

	Three Months Ended	Three Months Ended
	September 25, 2008	September 27, 2007
	($ in millions)
Segment Net Revenues
Fuselage Systems	$484.8	$434.3
Propulsion Systems	291.5	278.9
Wing Systems	246.8	251.5
All Other	4.1	2.8

	$1,027.2	$967.5

Segment Operating Income
Fuselage Systems	$73.5	$78.1
Propulsion Systems	47.1	45.9
Wing Systems	26.9	23.5
All Other	—	0.3

	147.5	147.8
Unallocated corporate SG&A	(35.6)	(39.9)
Unallocated research and development	(0.7)	(1.3)

Total operating income	$111.2	$106.6

     Improvements to total segment net revenues and operating income before unallocated corporate expenses for the three months ended September 25, 2008 compared to the three months ended September 27, 2007 were driven by changes in product mix, a volume-based pricing adjustment for Boeing sales, and lower expenses, primarily R&D associated with new programs. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 47%, 28%, 24% and 1%, respectively, of our net revenues for the three months ended September 25, 2008. Net revenues attributable to Airbus are recorded in the Wing Systems segment. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 32%, 18% and less than 1%, respectively, of our segment operating income before unallocated corporate expenses for the three months ended September 25, 2008.
     Fuselage Systems. Fuselage Systems segment net revenues for the three months ended September 25, 2008 were $484.8 million, an increase of $50.5 million, or 12%, over the same period in the prior year. The increase was driven by delivery of one B787 forward fuselage, a volume-based pricing adjustment and higher non-recurring engineering revenues. For the third quarter of 2008, the Strike resulted in $68.7 million of ship-in-place revenue in the Fuselage Systems segment. Fuselage Systems posted segment operating margins of 15% for the three months ended September 25, 2008, down from 18% in the same period of 2007. This reflects most of the $13 million net unfavorable cumulative catch-up adjustment recognized in the third quarter of 2008 and higher segment R&D expense.
     Propulsion Systems. Propulsion Systems segment net revenues for the three months ended September 25, 2008 were $291.5 million, an increase of $12.6 million, or 5%, over the same period in the prior year. The increase was primarily a result of higher aftermarket sales. For the third quarter of 2008, the Strike resulted in $40.8 million of ship-in-place revenue in the Propulsion Systems segment. Propulsion Systems posted segment operating margins of 16% for the three months ended September 25, 2008, down from 17% in the same period of 2007. The impact of the Strike to Propulsion Systems segment margins was more than offset by improved operating efficiencies.
     Wing Systems. Wing Systems segment net revenues for the three months ended September 25, 2008 were $246.8 million, a decrease of $4.7 million, or 2%, over the same period in the prior year. Although total ship set deliveries to Boeing were the same for the three months ending September 25, 2008 and September 27, 2007, the Boeing 747 and 777 wing systems programs had fewer ship set deliveries, which led to the lower revenue in the Wings Systems segment. For the third quarter of 2008, the Strike resulted in $14.9 million of ship-in-place revenue in the Wings Systems segment. Wing Systems posted segment operating margins of 11% for the third quarter of 2008, up from 9% in the same period of 2007, reflecting continued improvement in operating efficiencies and lower segment R&D expense, partially offset by unfavorable cumulative catch-up adjustments.
     All Other. The All Other net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. The $1.3 million increase in net revenues for the three months ended September 25, 2008, compared to the three months ended September 27, 2007, was primarily driven by greater tooling sales.
Results of Operations for the Nine Months Ended September 25, 2008 and September 27, 2007
     Net Revenues. Net revenues for the nine months ended September 25, 2008 were $3,125.7 million, an increase of $245.3 million, or 9%, compared with net revenues of $2,880.4 million for the same period in the prior year. The increase in net revenues is primarily attributable to an increase in ship set deliveries, changes in product mix, a volume-based pricing adjustment and higher aftermarket sales. Ship set deliveries to Boeing increased by 6% to 362 ship sets in the nine months ended September 25, 2008, from 340 ship sets during the nine months ended September 27, 2007. Ship set volume increases for the year-to-date period prior to the Strike were partially offset by lower volume after the strike began. Boeing continues to pay for ship-in-place units completed during the Strike and revenues are being recorded on such units consistent with contractual terms. The Strike resulted in a total of 19 ship-in-place ship set deliveries during the period from the Strike’s inception on September 6, 2008 through September 25, 2008 for which we recorded revenue of $124.4 million. Ship set deliveries to Airbus increased by 7% to 358 ship sets during the first nine months of 2008 from 335 ship sets in the first nine months of 2007. In total, for the nine months ended September 25, 2008, we delivered 783 ship sets compared to 723 ship sets delivered for the same period in the prior year, an 8% increase. Approximately 98% of Spirit’s net revenues for the nine months ended September 25, 2008 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 83% for the nine month periods ended September 25, 2008 and September 27, 2007. During the first nine months of 2008, Spirit updated its contract profitability estimates to reflect continued operating efficiency improvements and the impact of the Strike. The Company’s continued focus on improving operating efficiency resulted in a $4.8 million favorable cumulative catch-up adjustment which was more than offset by an $8.4 million unfavorable cumulative catch-up adjustment caused by the Strike. These cumulative catch-up adjustments exclude adjustments to the current year and are not comparable to the quarterly cumulative catch-up adjustments which include adjustments through the first half of 2008. The net impact of the $3.6 million unfavorable cumulative catch-up adjustment was evenly reflected in the Fuselage Systems, Propulsion Systems and Wing Systems segments. The unfavorable adjustment reflects the impact of the Strike on current contract block profitability, assuming the Strike concludes by early November 2008, followed by an approximately 90 day transition period at Spirit to resume normal production levels. If the

Strike were to extend beyond early November 2008, additional cost impacts could be incurred, partially offset by additional revenue from volume-based price increases retroactive to June 1, 2008.
     Selling, General and Administrative. SG&A as a percentage of net revenues for the first nine months of 2008 was 4% as compared to 5% for the same period in the prior year. SG&A expenses for the nine months ended September 25, 2008 were lower as a percentage of net revenues, primarily due to a decrease in non-cash stock compensation expense. In the first nine months of 2008, we recognized $11.3 million in stock compensation expense as compared to $26.5 million during the first nine months of 2007. Included in the 2007 amount was $7.0 million of stock compensation expense related to the Company’s secondary offering in the second quarter of 2007. The total amount of expense related to the secondary offering included in SG&A was $9.6 million.
     Research and Development. R&D costs as a percentage of net revenues were approximately 1% for the nine month periods ended September 25, 2008 and September 27, 2007.
     Operating Income. Operating income for the nine months ended September 25, 2008 was $377.5 million, an increase of $65.0 million, or 21%, compared to operating income of $312.5 million for the same period in the prior year. The increase was driven by additional gross profit from greater sales volume and lower SG&A and R&D expenses compared to the first nine months of 2007.
     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the nine months ended September 25, 2008 includes $26.1 million of interest and fees paid or accrued in connection with long-term debt and $3.4 million in amortization of deferred financing costs as compared to $24.2 million of interest and fees paid or accrued in connection with long-term debt and $3.9 million in amortization of deferred financing costs for the same period in the prior year. The increase of $1.4 million as compared to the nine months ended September 27, 2007 primarily resulted from an increase in fees paid or accrued associated with our senior credit facility, partially offset by a decrease in amortization costs associated with the senior credit facility.
     Interest Income. Interest income for the nine months ended September 25, 2008 consisted of $13.0 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition and $2.1 million in interest income as compared to $16.1 million of accretion of the discounted long-term receivable and $6.7 million of interest income for the same period in the prior year. The accretion income will continue to decrease as the outstanding balance due decreases.
     Provision for Income Taxes. The income tax provision for the nine months ended September 25, 2008 includes $112.1 million for federal income taxes, $3.1 million for state taxes and $3.2 million for foreign taxes. The income tax provision for the nine months ended September 27, 2007 included $101.3 million for federal income taxes, ($12.0) million for state taxes, and $1.6 million for foreign taxes. The R&E Tax Credit expired December 31, 2007 but was reinstated on October 3, 2008 retroactive to January 1, 2008. Thus, the impact of the 2008 R&E Tax Credit is not reflected in the income tax provision for the nine months ended September 25, 2008. The 32.5% effective income tax rate for the nine months ended September 25, 2008 differs from the 29.1% effective income tax rate for the same period in the prior year primarily due to the R&E Tax Credit’s expiration effective December 31, 2007 and lower state income tax credits.
     We expect our effective tax rate to be approximately 31.0% for the full year of 2008, reflecting the R&E Tax Credit’s retroactive reinstatement to January 1, 2008 and finalizing year end estimates to state tax returns filed.

     Segments. The following table shows comparable segment revenues and operating income before unallocated corporate expenses for the nine months ended September 25, 2008 compared to the nine months ended September 27, 2007:

	Nine Months Ended	Nine Months Ended
	September 25, 2008	September 27, 2007
	($ in millions)
Segment Net Revenues
Fuselage Systems	$1,470.2	$1,329.2
Propulsion Systems	863.1	798.5
Wing Systems	773.5	738.1
All Other	18.9	14.6

	$3,125.7	$2,880.4

Segment Operating Income
Fuselage Systems	$255.0	$243.2
Propulsion Systems	140.9	130.2
Wing Systems	92.3	75.1
All Other	0.1	1.8

	488.3	450.3
Unallocated corporate SG&A	(109.7)	(134.3)
Unallocated research and development	(1.1)	(3.5)

Total Operating Income	$377.5	$312.5

     Improvements to total segment net revenues and operating income before unallocated corporate expenses for the nine months ended September 25, 2008 compared to the nine months ended September 27, 2007 were driven by higher ship set deliveries, a volume-based pricing adjustment for Boeing sales, and lower SG&A and R&D expenses. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 47%, 27%, 25% and 1%, respectively, of our net revenues for the nine months ended September 25, 2008. Net revenues attributable to Airbus are recorded in the Wing Systems segment. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 29%, 19% and less than 1%, respectively, of our segment operating income before unallocated corporate expenses for the nine months ended September 25, 2008.
     Fuselage Systems. Fuselage Systems segment net revenues for the nine months ended September 25, 2008 were $1,470.2 million, an increase of $141.0 million, or 11%, over the same period in the prior year. This reflects an increase in Boeing 737, 747 and 787 ship set deliveries, and increased non-recurring program and aftermarket sales. For the nine months ended September 25, 2008, the Strike resulted in $68.7 million of ship-in-place revenue in the Fuselage Systems segment. Fuselage Systems posted segment operating margins of 17% for the nine month period ended September 25, 2008, compared to 18% for the same period in the prior year.
     Propulsion Systems. Propulsion Systems segment net revenues for the nine months ended September 25, 2008 were $863.1 million, an increase of $64.6 million, or 8%, over the same period in the prior year. This reflects an increase in Boeing 737, 747 and 787 ship set deliveries and greater aftermarket sales. For the nine months ended September 25, 2008, the Strike resulted in $40.8 million of ship-in-place revenue in the Propulsion Systems segment. Propulsion Systems posted segment operating margins of 16% for the nine month periods ended September 25, 2008 and September 27, 2007.
     Wing Systems. Wing Systems segment net revenues for the nine months ended September 25, 2008 were $773.5 million, an increase of $35.4 million, or 5%, over the same period in the prior year, due to higher ship set deliveries to Boeing and Airbus. For the nine months ended September 25, 2008, the Strike resulted in $14.9 million of ship-in-place revenue in the Wing Systems segment. Wing Systems posted segment operating margins of 12% for the first nine months of 2008, compared to 10% in same period in the prior year, as R&D expenses on new programs declined.
     All Other. The All Other net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. The $4.3 million increase in net revenues in the nine months ended September 25, 2008, compared to the nine months ended September 27, 2007, was primarily driven by an increase in tooling sales.

Cash Flow
     Nine Months Ended September 25, 2008 Compared to the Nine Months Ended September 27, 2007
     Operating Activities. For the nine months ended September 25, 2008, we had a net cash inflow of $146.6 million from operating activities, an increase of $41.3 million, or 39%, compared to a net cash inflow of $105.3 million for the same period in the prior year. The increase in cash provided in the current year was primarily due to higher earnings and increased customer advances, partially offset by additional inventory growth for the B787, Gulfstream and other new development programs. In accordance with the payment terms from the amended B787 Supply Agreement, we received $286.0 million in cash advance payments from Boeing during the first nine months of 2008.
     Investing Activities. For the nine months ended September 25, 2008, we had a net cash outflow of $88.8 million from investing activities, a decrease of $113.1 million, or 56%, compared to a net cash outflow of $201.9 million for the same period in the prior year. During the first nine months of 2008, we invested $175.2 million in property, plant and equipment, software and program tooling which was $52.8 million less than during the same period of 2007. Of the 2008 capital expenditures, $52.7 million was related to capital investments related to the start of B787 production as compared to $123.5 million of B787 capital investments during the same period in the prior year. Capital expenditures were partially offset by $87.1 million in capital reimbursements from Boeing received in the first nine months of 2008 compared to $22.8 million received in the first nine months of 2007. This difference is due to the increased payment amounts as well as timing differences that resulted in the receipt of three payments in the first nine months of 2008 as compared to only two payments received in the first nine months of 2007.
     Financing Activities. For the nine months ended September 25, 2008, we had a net cash outflow of $8.3 million from financing activities, compared to a net cash inflow of $17.5 million for the same period in the prior year. The change in net cash was due primarily to $32.9 million recorded in 2007 related to excess tax benefits from share-based payment arrangements, which was caused by the secondary offering. In addition, during the first nine months of 2008, we borrowed $8.8 million from the Malaysian term loan and received $1.6 million in governmental grant money for the construction of the Malaysian facility. These financing activities were partially offset by $6.8 million of debt issuance costs related to the amendment and restatement of our senior credit facility, which occurred in the first quarter of 2008.
Liquidity and Capital Resources
     Liquidity, or access to cash, is an important factor in determining our financial stability. The primary sources of our liquidity include cash flow from operations, borrowing capacity through our credit facilities, and advance payments and receivables from customers. Our liquidity requirements and working capital needs depend on a number of factors including the timing and rate of ship set deliveries, payment terms under our contracts, the level of research and development expenditures related to new programs, capital expenditures, growth and contractions in the business cycle, contributions to our union-sponsored pension plans, and interest and debt payments.
     We ended the third quarter of 2008 with cash and cash equivalents of $177.7 million, an increase of $44.3 million, compared to a cash balance of $133.4 million at December 31, 2007.
     In the normal course of business, Spirit invests in money market funds with maturities of less than 90 days. In September 2008, an institution in which Spirit has deposits of $38.0 million in a money market fund temporarily suspended all cash redemptions of shares of the fund. In response to the recent turmoil in the banking industry, the U.S. Treasury issued guarantees on the share price of any publicly offered eligible money market fund as of September 19, 2008, that applies for and pays a fee to participate in the program. The guarantee will be triggered if a participating fund’s net asset value per share falls below $0.995. The institution opted to participate in the U.S. Treasury guarantee program. Based on guidance received from the fund manager, the underlying maturities in the fund will mature within 90 days and we expect to receive the full value in cash within that 90 day time-frame. Therefore, we have continued to classify these amounts as cash and cash equivalents.
     On March 26, 2008, Boeing and Spirit amended their existing B787 Supply Agreement to, among other things, provide for revised payment terms for ship set deliveries from Spirit to Boeing. The revised terms have resulted in additional cash advance payments to Spirit in 2008 approximating the value anticipated to be delivered by Spirit in 2008 in the original B787 program schedule. The additional advances will be applied against the purchase price of the ship sets delivered until fully repaid. The amendment also eliminated the existing delayed payment schedule for ship sets delivered prior to aircraft certification and tied all payments for ship sets not covered by the additional advances to the date of delivery by Spirit to Boeing. During the first nine months of 2008, Spirit received $286.0 million in cash advances from Boeing as a result of the amended payment terms, of which $55.0 million was received in the third quarter.

     Considering the positive impacts of the additional borrowing capacity under the revolving credit facility and the additional advance payments from Boeing, we believe our liquidity position is fully adequate to fund all intermediate-term cash flow needs.
     At this point in time, our liquidity has not been materially impacted by the current credit environment and we do not expect that it will be materially impacted in the near future. The Company believes that the lenders participating in its credit facilities will be willing and able to provide financing to the Company in accordance with their legal obligations under the credit facilities. However, there can be no assurance that the cost or availability of future borrowings, if any, in the debt markets or our credit facilities will not be impacted by the ongoing credit market disruptions.
     As of September 25, 2008, we continue to be in full compliance with all covenants contained in our debt agreement.
     During the first quarter of 2008, Standard & Poor’s revised the Company’s credit outlook from negative to stable following Spirit’s announcement of its increased credit line and revised payment terms on the B787 program. Standard & Poor’s and Moody’s confirmed their respective BB and Ba3 corporate ratings for Spirit.
     As a result of losses experienced in global equity markets, our pension plan assets have experienced decreases in value in 2008. Spirit’s plan investments are broadly diversified, and despite the recent downturn, we do not anticipate a near-term requirement to make cash contributions to Spirit's U.S. pension plan. If such losses continue, however, we could experience reductions in non-cash pension income in 2009. Pension income 2009 will be finalized based on December 31, 2008 actual asset value and discount rates.
     On June 2, 2008, Spirit Malaysia entered into a Facility Agreement (“Facility Agreement”) for a term loan facility of Ringgit Malaysia (RM) 69.2 million (approximately USD $20.0 million) (the “Facility”), with EXIM Bank, to be used towards partial financing of plant and equipment (including the acquisition of production equipment), materials, inventory and administrative costs associated with the establishment of an aerospace-related composite component assembly plant, plus potential additional work packages at Malaysia International Aerospace Center in Subang, Selangor, Malaysia (the “Project”). Funds for the Project will be available on a drawdown basis over a twenty-four month period from the date of the Facility Agreement. Spirit Malaysia is scheduled to make periodic draws against the Facility.
     The indebtedness repayment requires quarterly principal installments of RM 3.3 million (USD $1.0 million) from September 2011 through May 2017, or until the entire loan principal has been repaid.
     Outstanding amounts drawn under the Facility are subject to a fixed interest rate of 3.5% per annum, payable quarterly. The amount currently drawn as of September 25, 2008 was $8.8 million.
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

     Another performance criterion contained in the Inducement Agreement is the requirement for Spirit to make $80.0 million in capital investments at the leased premises by the end of 2014 with measurement to targets beginning in 2009. This requirement is exclusive of any governmental grant proceeds. Failure to meet these targets will result in additional payments to GTPA in future periods, but will not result in any obligation after the initial 22-year term of the lease. The additional payment obligation will be assessed annually based on capital investment spending targets at the end of each period; however, a final calculation of the additional amount owing with respect to capital investment performance will be assessed on December 31, 2014 based on the total $80.0 million capital investment spending target. If additional payments are due, the performance criterion will be considered satisfied and payments will cease once Spirit's total qualifying capital investment in the leased premises reaches $80.0 million.
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
     On March 18, 2008, we entered into an amendment (the “Amendment”) to our senior credit facility. As a result of the Amendment, the revolving credit facility and the $700.0 million term loan B were amended to, among other things, (i) increase the amount of the revolver from $400.0 million to $650.0 million, (ii) increase from $75.0 million to $200.0 million the amount of indebtedness Spirit and its subsidiaries can incur on a consolidated basis to finance acquisition of capital assets, (iii) add a provision allowing Spirit and Spirit Holdings to have additional indebtedness outstanding of up to $300.0 million, (iv) add a provision allowing Spirit and its subsidiaries on a consolidated basis the ability to make investments in joint ventures not to exceed a total of $50.0 million at any given time, and (v) modify the definition of "Change of Control" to exclude certain circumstances that previously would have been considered a Change of Control.
     We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. To account for our derivative financial instruments, we follow the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138. Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. The derivatives are valued at “mark to market” with the changes in fair market value of the instruments recorded at each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item or when the hedge is no longer effective. We present the cash flows associated with our derivatives as a component of the investing section of the Statement of Cash Flows. Our use of derivatives has included interest rate swaps, as well as foreign currency swaps to manage our risk associated with U.S. dollar denominated contracts negotiated by Spirit Europe. We believe that the effect of significant increases or decreases in the aggregate fair value of our derivatives will not materially impact our liquidity.
     In October 2008, we entered into $300.0 million of forward starting interest rate swaps, which will replace the interest rate swaps maturing in July 2009. The term of the new forward starting interest rate swaps extends through July 14, 2011.
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

     On March 26, 2008, Boeing and Spirit amended their existing B787 Supply Agreement to, among other things, provide for revised payment terms for ship set deliveries from Spirit to Boeing. The Amended B787 Supply Agreement requires Boeing to make additional advance payments to us in 2008 for production articles in an aggregate amount approximating the value anticipated to be delivered by Spirit in 2008 in the original B787 program schedule, in addition to the $700.0 million received through 2007. The additional advances will be applied against the full purchase price of the ship sets delivered (net of the $1.4 million per ship set applied against the initial $700.0 million of advances described above) until fully repaid. In the event that Boeing does not take delivery of the number of ship sets for which the additional advance payments have been made, any additional advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance repaid beginning the year in which we deliver our final B787 production ship set to Boeing, with the full amount to be repaid no later than the end of the subsequent year. Accordingly, portions of the repayment liability associated with the additional advances are included as current and long-term liabilities in our consolidated balance sheet.

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
     Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to:
•	our ability to continue to grow our business and execute our growth strategy;

•	the build rates of certain Boeing aircraft including, but not limited to, the B737 program, the B747 program, the B767 program and the B777 program, and build rates of the Airbus A320 and A380 programs;

•	the success and timely progression of Boeing’s new B787 and Airbus’s new A350 aircraft programs, including receipt of necessary regulatory approvals;

•	the duration of the Boeing IAM strike, and our ability to balance the needs of employees, customers and suppliers as we adjust to Boeing’s strike-impacted delivery schedule;

•	our ability to enter into supply arrangements with additional customers and the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing, Airbus, and other customers;

•	any adverse impact on Boeing’s and Airbus’s production of aircraft resulting from cancellations or reduced orders by their customers;

•	the impact of high jet fuel prices and the continuing turmoil in the global financial and credit markets on the commercial aviation market;

•	returns on pension assets and impacts of future discount rate changes on pension obligations;

•	future levels of business in the aerospace and commercial transport industries;

•	competition from original equipment manufacturers and other aerostructures suppliers;

•	the effect of governmental laws, such as U.S. export control laws, the Foreign Corrupt Practices Act, environmental laws and agency regulations, both in the U.S. and abroad;

•	the effect of new commercial and business aircraft development programs, and the resulting timing and resource requirements that may be placed on us;

•	the cost and availability of raw materials and purchased components;

•	our ability to recruit and retain highly skilled employees and our relationships with the unions representing many of our employees;

•	spending by the U.S. and other governments on defense;

•	the outcome or impact of ongoing or future litigation and regulatory actions; and

•	our exposure to potential product liability claims.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls as of September 25, 2008, and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     During the first nine months of 2008, portions of our new enterprise resource planning (ERP) system were implemented. This conversion affected certain general ledger functions, and resulted in the use of new system reports and additional monitoring controls during the transition from legacy systems. Other than this item, there were no other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the last fiscal quarter.
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

Item 6. Exhibits

Article I. Exhibit
Number	Section 1.01 Exhibit
10.7*	Spirit AeroSystems Holdings, Inc. Amended and Restated Executive Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Ulrich Schmidt	Executive Vice President and Chief Financial Officer	October 31, 2008
Ulrich Schmidt	(Principal Financial Officer)

/s/ Daniel R. Davis	Corporate Controller	October 31, 2008
Daniel R. Davis	(Principal Accounting Officer)