Form 10-K
period 2008-12-31
Spirit AeroSystems Holdings, Inc.
filed 2009-02-20
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the class A common stock on June 26, 2008, as reported on the New York Stock Exchange was approximately $2,150,716,759.

As of February 13, 2009, the registrant had outstanding 103,209,446 shares of class A common stock, $0.01 par value per share and 36,679,760 shares of class B common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Report are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements.” Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to:

•	our ability to continue to grow our business and execute our growth strategy;

•	the build rates of certain Boeing aircraft including, but not limited to, the B737 program, the B747 program, the B767 program and the B777 program, and build rates of the Airbus A320 and A380 programs, which could be affected by the impact of a deep recession on business and consumer confidence and the impact of continuing turmoil in the global financial and credit markets;

•	the success and timely execution of key milestones such as first flight and first delivery progression of Boeing’s new B787 and Airbus’ new A350 aircraft programs, including receipt of necessary regulatory approvals;

•	our ability to balance the needs of customers and suppliers as we adjust to Boeing’s strike-impacted delivery schedule;

•	our ability to enter into supply arrangements with additional customers and the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing, Airbus, and other customers;

•	any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals or reduced orders by their customers;

•	returns on pension plan assets and impact of future discount rate changes on pension obligations;

•	our ability to borrow additional funds, extend or renew our revolving credit facility, or refinance debt;

•	competition from original equipment manufacturers and other aerostructures suppliers;

•	the effect of governmental laws, such as U.S. export control laws, the Foreign Corrupt Practices Act, environmental laws and agency regulations, both in the U.S. and abroad;

•	the effect of new commercial and business aircraft development programs, and the resulting timing and resource requirements that may be placed on us;

•	the cost and availability of raw materials and purchased components;

•	our ability to recruit and retain highly skilled employees and our relationships with the unions representing many of our employees;

•	spending by the U.S. and other governments on defense;

•	the outcome or impact of ongoing or future litigation and regulatory actions; and

•	our exposure to potential product liability claims.

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

We are the largest independent non-OEM (OEM refers to aircraft original equipment manufacturer) parts designer and manufacturer of commercial aerostructures in the world, as well as the largest independent supplier to both Boeing and Airbus. Aerostructures are structural components such as fuselages, propulsion systems and wing systems for commercial and military aircraft. Spirit Holdings was formed in February 2005 as a holding company for Spirit. Spirit’s operations commenced on June 17, 2005 following the acquisition of the commercial aerostructures manufacturing operations of Boeing, herein referred to as “Boeing Wichita”. The acquisition of Boeing Wichita is herein referred to as the “Boeing Acquisition”.

On April 1, 2006, we became a supplier to Airbus through our acquisition of the aerostructures division of BAE Systems (Operations) Limited, herein referred to as “BAE Systems”. The acquired division of BAE Systems is herein referred to as “BAE Aerostructures” and the acquisition of BAE Aerostructures is herein referred to as the “BAE Acquisition”. Although Spirit Holdings began operations as a stand-alone company in 2005, its predecessor, Boeing Wichita, had 75 years of operating history and expertise in the commercial and military aerostructures industry. For the twelve months ended December 31, 2008, we generated revenues of $3,771.8 million and had net income of $265.4 million.

We manufacture aerostructures for every Boeing commercial aircraft currently in production, including the majority of the airframe content for the Boeing B737. As a result of our unique capabilities both in process design and composite materials, we were awarded a contract that makes us the largest aerostructures content supplier on the Boeing B787, Boeing’s next generation twin-aisle aircraft. Furthermore, we believe we are the largest content supplier for the wing for the Airbus A320 family and we are a significant supplier for Airbus’ new A380. Sales related to the large commercial aircraft market, some of which may be used in military applications, represented approximately 98% of our revenues for the twelve months ended December 31, 2008.

We derive our revenues primarily through long-term supply agreements with Boeing and requirements contracts with Airbus. For the twelve months ended December 31, 2008, approximately 85% and 11% of our net revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier of 95% of the products we sell to Boeing and Airbus, as measured by dollar value of the products sold. We are a critical partner to our customers due to the broad range of products we currently supply to them and our leading design and manufacturing capabilities using both metallic and composite materials. Under our supply agreements with Boeing and requirements contracts with Airbus, we supply essentially all of our products for the life of the aircraft program (other than the A350 XWB and A380), including commercial derivative models. For the A350 XWB and A380, we have long-term requirements contracts with Airbus that cover a fixed number of product units at established prices.

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

In connection with the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing’s exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the Boeing Acquisition. The supply agreement is a requirements contract covering certain products such as fuselages, struts/pylons and wing components for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models. Pricing for existing products on in-production models is contractually set through May 2013, with average prices decreasing at higher volume levels and increasing at lower volume levels. We also entered into a long-term supply agreement for Boeing’s new B787 aircraft covering the life of this aircraft program, including commercial derivatives. Under this contract we will be Boeing’s exclusive supplier for the forward fuselage, fixed and moveable leading wing edges and engine pylons for the B787. Pricing for the initial configuration of the B787-8 model is generally set through 2021, with prices decreasing as cumulative production volume levels are achieved. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes, including design changes from the contract configuration baseline. We are currently in negotiations with Boeing on pricing for certain changes. The parties have agreed to negotiate in good faith the prices for future commercial derivatives, such as the B787-3 and the B787-9, based on principles consistent with the B787 Supply Agreement terms as they relate to the B787-8 model.

On April 1, 2006, through our wholly owned subsidiary, Spirit Europe, we acquired BAE Aerostructures. Spirit Europe manufactures leading and trailing wing edges and other wing components for commercial aircraft programs for Airbus and Boeing and produces various aerostructure components for certain Hawker Beechcraft business jets. The BAE Acquisition provides us with a foundation to increase future sales to Airbus, as Spirit Europe is a key supplier of wing and flight control surfaces for the A320 platform, Airbus’ core single-aisle program, and of wing components for the A380 platform, one of Airbus’ most important new programs and the world’s largest commercial passenger aircraft. In July 2008, Spirit Europe was awarded a contract with Airbus to design and assemble a major wing structure for the A350 XWB (Xtra Wide-Body) program. Under our requirements contracts with Airbus, we supply most of our products for the life of the aircraft program, including commercial derivative models, with pricing determined through 2015. For the A380 and A350 XWB, we have long-term supply contracts with Airbus that cover a fixed number of units.

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

Our Relationship with Boeing

Supply Agreement with Boeing for B737, B747, B767, and B777 Platforms

Overview.  In connection with the Boeing Acquisition, Spirit entered into long-term supply agreements under which we are Boeing’s exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the closing of the Boeing Acquisition. The main supply contract is primarily comprised of two separate agreements: (1) the Special Business Provisions, or Sustaining SBP, which sets forth the specific terms of the supply arrangement with regard to Boeing’s B737, B747, B767 and B777 aircraft and (2) the General Terms Agreement, or GTA, which sets forth other general contractual provisions relating to our various supply arrangements with Boeing, including provisions relating to termination, events of default, assignment, ordering procedures, inspections and quality controls. The summary below describes provisions contained in both the Sustaining SBP and the GTA as both agreements govern the main supply arrangement. We refer below to the Sustaining SBP, the GTA and any related purchase order or contract collectively as the “Supply Agreement.” The following description of the Supply Agreement summarizes the material portions of the agreement. The Supply Agreement is a requirements contract which covers certain products, including fuselages, struts/pylons and nacelles (including thrust reversers), wings and wing components, as well as tooling, for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models. During the term of the Supply Agreement and absent default by Spirit, Boeing is obligated to purchase all of its requirements for products covered by the Sustaining SBP from Spirit and is prohibited from manufacturing such products itself. Although Boeing is not required to maintain a minimum production rate, Boeing is subject to a maximum production rate above which it must negotiate with us regarding responsibility for non-recurring expenditures related to a capacity increase.

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

Tooling.  Under the Supply Agreement, Boeing owns all tooling used in production or inspection of products covered by the Sustaining SBP. Spirit is responsible for providing all new tooling required for manufacturing and delivering products under the Supply Agreement, and Boeing acquires title to such tooling upon completion of the manufacturing of the tools and payment by Boeing. Because Boeing owns this tooling, Spirit may not sell, lease, dispose of or encumber any of it. Spirit does, however, have the option to procure certain limited tooling needed to manufacture and deliver both Boeing and non-Boeing parts.

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

Changes.  Upon written notification to Spirit, Boeing has the right to make changes within the general scope of work performed by Spirit under the Supply Agreement. If any such change increases or decreases the cost or time required to perform, Boeing and Spirit will negotiate an equitable adjustment (based on rates, factors and methodology set forth in the Supply Agreement) to the price or schedule to reflect the change, except that Spirit will be responsible for absorbing the cost of certain changes. The Supply Agreement also provides for equitable adjustments to product prices in the event there are order accelerations or decelerations, depending on lead times identified in the Supply Agreement. In addition, the Supply Agreement provides for equitable adjustments to recurring part prices as well as the price of non-recurring work upon the satisfaction of certain conditions and upon certain minimum dollar thresholds being met.

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

Non-recurring Work Transfer.  Following an event of default as described below or Boeing’s termination of an airplane program, the Supply Agreement’s expiration, or the party’s mutual agreement to terminate the existing Supply Agreement, Spirit must transfer to Boeing all tooling and other non-recurring work relating to the affected program. If the entire Supply Agreement expires or is cancelled, then all tooling and other non-recurring work covered by the Supply Agreement must be transferred to Boeing.

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

On March 26, 2008, Boeing and Spirit amended their existing B787 Supply Agreement to, among other things, provide for revised payment terms for ship set deliveries from Spirit to Boeing. The Amended B787 Supply Agreement required Boeing to make additional advance payments to Spirit in 2008 in the amount of $396.0 million for production articles, in addition to the $700.0 million received through 2007. The additional advances will be applied against the full purchase price of the ship sets delivered (net of the $1.4 million per ship set applied against the initial $700.0 million of advances described above) until fully repaid. In the event that Boeing does not take delivery of the number of ship sets for which the additional advance payments have been made, any additional advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance repaid beginning the year in which we deliver our final B787 production ship set to Boeing, with the full amount to be repaid no later than the end of the subsequent year.

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

Events of Default and Remedies.  It is an “event of default” under the B787 Supply Agreement if Spirit:

(1)	fails to deliver products as required by the B787 Supply Agreement;

(2)	breaches the provisions of the B787 Supply Agreement relating to intellectual property and proprietary information;

(3)	participates in the sale, purchase or manufacture of airplane parts without the required approval of the Federal Aviation Authority, or FAA, or appropriate foreign regulatory agency;

(4)	defaults under certain requirements to maintain a system of quality assurance;

(5)	fails to comply with other obligations under the B787 Supply Agreement (which breach continues for more than 15 days after notice is received from Boeing);

(6)	is unable to pay its debts as they become due, dissolves or declares bankruptcy;

(7)	fails to comply with U.S. export control laws; or

(8)	breaches the assignment provisions of the B787 Supply Agreement (which breach continues for more than 10 days after notice is received from Boeing).

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

Additional License From Boeing.  Boeing has licensed certain intellectual property rights to Spirit under a Hardware Material Services General Terms Agreement, or HMSGTA, and four initial Supplemental License Agreements, or SLAs, under the HMSGTA. The HMSGTA and the initial SLAs grant Spirit licenses to use Boeing intellectual property to manufacture listed parts for the aftermarket and to perform maintenance, repair and overhaul, or MRO, of aircraft and aircraft components for customers other than Boeing. These agreements also permit Spirit to use knowledge obtained by Spirit personnel prior to the closing of the Boeing Acquisition. Spirit also may obtain additional SLAs from Boeing and those SLAs will also supersede the restrictions on Spirit’s use of Boeing’s proprietary information and materials described above.

Intellectual Property

We have several patents pertaining to our processes and products. While our patents, in the aggregate, are of material importance to our business, no individual patent or group of patents is of material importance. We also rely on trade secrets, confidentiality agreements, unpatented knowledge, creative products development and continuing technological advancement to maintain our competitive position.

Our Products

We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid and rear fuselage sections, (2) Propulsion Systems, which include nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which include facilities in Tulsa and McAlester, Oklahoma and Prestwick, Scotland that manufacture wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other Wichita companies. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 47%, 27%, 25% and 1%, respectively, of our revenues for the year ended December 31, 2008.

Commercial Aircraft Structures

We principally design, engineer and manufacture commercial aircraft structures such as fuselages, nacelles (including thrust reversers), struts/pylons, wings and wing assemblies and flight control surfaces. We are the largest independent supplier of aerostructures to both Boeing and Airbus. Sales related to the commercial aircraft structures market, some of which may be used in military applications, represent approximately 98% of our net revenues for the year ended December 31, 2008.

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

Product	Description	Aircraft Platform

Fuselage Systems
Forward Fuselage	Forward section of fuselage which houses flight deck, passenger cabin and cargo area	B737, B747, B767, B777, B787, Cessna Citation Columbus
Other Fuselage Sections	Mid-section and other sections of the fuselage and certain other structural components, including floor beams	B737, B747, B777, A350 XWB, Cessna Citation Columbus
Propulsion Systems
Nacelles (including Thrust Reversers)	Aerodynamic structure surrounding engines	B737, B747, B767, B777, Rolls Royce BR725
Struts/Pylons	Structure that connects engine to the wing	B737, B747, B767, B777, B787, Mitsubishi Regional Jet
Wing Systems
Flight Control Surfaces	Flaps and slats	B737, B777, A320 family
Empennages	Empennage horizontal stabilizer and vertical fin and spar assemblies	B737, Hawker Beechcraft 800 series, Cessna Citation Columbus
Wing Structures	Wing framework which consists mainly of spars, ribs, fixed leading edge, stringers, trailing edges and flap track beams	B737, B747, B767, B777, B787, A320 family, A330, A340, A350 XWB, A380, Gulfstream G650, Gulfstream G250

Military Equipment

In addition to providing aerostructures for commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We have been awarded a significant amount of work for the 737 P-8A and 737 C40. The 737 P-8A and 737 C40 are commercial aircraft modified for military use. Other military programs for which we provide products are KC-135, V-22, and the development of the CH-53K.

The following table summarizes the major military programs that we currently have under long-term contract by product and military platform. Rotorcraft is part of the Fuselage Systems segment and low observables, radome and other military are part of the Wing Systems segment.

Product	Description	Military Platform

Low Observables	Radar absorbent and translucent materials	Various
Rotorcraft	Forward cockpit and cabin	Sikorsky- CH-53K Development Program
Radome	Radome refurbishment	Airborne Warning and Control System (AWACS)
Other Military	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	KC-135, V-22, E-6, and Various

Aftermarket

Although we primarily manufacture aerostructures for OEMs, we intend to increase our aftermarket sales of the products we manufacture. We have developed a global direct sales and marketing channel for our aftermarket business. In September 2006, we entered into a distribution agreement with Aviall Services, Inc., or Aviall, a provider of global parts distribution and supply-chain services for the aerospace industry and a wholly owned subsidiary of Boeing, pursuant to which Aviall serves as our exclusive distributor of certain aftermarket products worldwide, excluding the United States and Canada. We have obtained parts manufacturing approvals from the FAA for approximately 12,500 parts which allow us to sell spare parts directly to airlines and maintenance, repair and overhaul (“MRO”) organizations. In addition, our Wichita repair station facility is FAA and European Aviation Safety Agency (EASA) certified and has full technical capability to provide MRO services.

The following table summarizes our aftermarket products and services.

Product	Description	Aircraft Platform(1)

Spares	Provides replacement parts and components support	B737, B747, B767, B777, A320 family
Maintenance, Repair and Overhaul	Certified repair stations that provide complete on-site nacelle repair and overhaul; maintains global partnerships to support MRO services	B737, B747, B767, B777
Rotable Assets	Maintain a pool of rotable assets for exchange and/or lease	B737, B777

(1)	The Company also has the opportunity to produce spares for certain out-of-production aircraft (i.e., B757) and is under contract to provide spares for the B787, A350 XWB, A380 and for certain regional/business jet programs.

Segment Information

We operate in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Essentially all revenues in the three principal segments are with Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other Wichita companies. Our primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses and unallocated research and development. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.

The Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs, as well as related spares and MRO services.

The Propulsion Systems segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers) and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services.

The Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces) as well as other miscellaneous structural parts primarily to aircraft OEMs, as well as related spares and MRO services. These activities take place at the Company’s facilities in Tulsa and McAlester, Oklahoma and Prestwick, Scotland.

Our segments are consistent with the organization and responsibilities of management reporting to the chief operating decision-maker for the purpose of assessing performance. Our definition of segment operating income differs from operating income as presented in the financial statements and a reconciliation of the segment and consolidated results is provided in the table set forth below. Most selling, general and administrative expenses, and all interest expense or income, related financing costs and income tax amounts, are not allocated to the operating segments.

While some working capital accounts are maintained on a segment basis, much of our assets are not managed or maintained on a segment basis. Property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, prepaid expenses, other assets and deferred taxes are managed and maintained on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in the production of aerostructures across all segments. Work-in-process inventory is identifiable by segment, but is managed and evaluated at the program level. As there is no segmentation of our productive assets, depreciation expense (included in fixed manufacturing costs and selling, general and administrative expenses) and capital expenditures, no allocation of these amounts has been made solely for purposes of segment disclosure requirements.

The following table shows segment information:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006

Segment Revenues
Fuselage Systems	$1,758.4	$1,790.7	$1,570.0
Propulsion Systems	1,031.7	1,063.6	887.7
Wing Systems(2)	955.6	985.5	720.3
All Other	26.1	21.0	29.7

	$3,771.8	$3,860.8	$3,207.7

Segment Operating Income(1)
Fuselage Systems	$287.6	$317.6	$112.5
Propulsion Systems	162.2	174.2	33.7
Wing Systems(2)	99.7	111.3	11.8
All Other	0.3	2.5	4.3

	549.8	605.6	162.3
Unallocated corporate SG&A(3)	(141.7)	(181.6)	(216.5)
Unallocated research and development	(2.4)	(4.8)	(2.1)

Total operating income (loss)	$405.7	$419.2	$(56.3)

(1)	The fiscal year 2006 operating income for Fuselage Systems, Propulsion Systems, Wing Systems, and All Other include Union Equity Plan (UEP) charges of $172.9 million, $103.1 million, $44.9 million, and $1.0 million, respectively.

(2)	Wing Systems includes Spirit Europe, which was acquired on April 1, 2006.

(3)	Included in 2006 unallocated corporate SG&A expenses are fourth quarter charges of $4.0 million related to the termination of an intercompany agreement with Onex and $4.3 million related to the Executive Incentive Plan. Both of these charges relate to the Company’s IPO.

Sales and Marketing

We have established a sales and marketing infrastructure to support our efforts to reach new customers, expand our business with existing customers and win new business in three sectors of the aerostructures industry: (1) large commercial airplanes, (2) business and regional jets and (3) military/helicopter. Our sales and marketing teams are organized by focus areas: a marketing team that performs research and analysis on market trends, sector strategies, customers and competitors, and a sales team led by sales directors assigned to establish and maintain relationships with each key customer. The sales and marketing teams provide support and work closely with salespeople in the individual segments to ensure a consistent, single message approach with customers.

Due to (1) our long-term contracts with Boeing and Airbus on existing and new programs such as the B737, B787, A320, A350 XWB and A380, (2) the OEMs’ desires to limit supplier concentration, and (3) the industry practice of rarely changing a third-party aerostructures supplier once a program has been implemented due to the high switching costs, we are able to minimize our marketing efforts on these specific programs. However, our marketing team continues to research and analyze trends in new product development and our sales team maintains regular contact with key Boeing and Airbus decision-makers to sustain strong relationships with, and position ourselves to win new business from, both companies.

Prior to the Boeing Acquisition, as an internal Boeing supplier, we were unable to pursue non-Boeing OEM business. As an independent company, we have opportunities to increase our sales to other OEMs in the large commercial airplane, business and regional jet, and military/helicopter sectors. To win new customers, we market our mix of engineering expertise in the design and manufacture of aerostructures, our advanced manufacturing capabilities with both composites and metals, and our competitive pricing structure.

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

Boeing.  For the twelve months ended December 31, 2008, approximately 85% of our revenues were from sales to Boeing. We have a strong relationship with Boeing given our predecessor’s 75+ year history as a Boeing division. Many members of our senior management team are former Boeing executives who have longstanding relationships with Boeing and continue to work closely with Boeing. As part of the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing’s exclusive supplier for substantially all of the products and services provided by Boeing Wichita prior to the Boeing Acquisition for the life of the programs. In addition, Boeing selected us to be the design leader for the Boeing B787 forward fuselage based in part on our expertise with composite technologies.

We believe our relationship with Boeing is unmatched in the industry and will allow us to continue to be an integral partner with Boeing in the designing, engineering and manufacturing of complex aerostructures.

Airbus.  For the twelve months ended December 31, 2008, approximately 11% of our revenues were from sales to Airbus. As a result of the BAE Acquisition, we have become the largest independent aerostructures supplier to Airbus. Under our requirements contracts with Airbus, we supply most of our products for the life of the aircraft program, including commercial derivative models, with pricing determined through 2015. For the A350 XWB and A380 programs, we have long-term supply contracts with Airbus that cover a fixed number of units. We believe we can leverage our relationship with Airbus and history of delivering high-quality products to further increase our sales to Airbus and continue to partner with Airbus on new programs going forward.

In May 2008, Spirit AeroSystems announced that it had signed a contract with Airbus to design and manufacture a major composite fuselage structure for the A350 XWB program. To accommodate this and other work, Spirit AeroSystems announced plans to expand its operations with a new facility in Kinston, North Carolina. Construction of the new facility began in the fall of 2008 with operations expected to commence in 2010.

In July 2008, Spirit Europe announced that it had signed a contract with Airbus to design and manufacture a major wing structure for the A350 XWB program. Spirit Europe will design and assemble the wing leading edge structure primarily at its facility in Prestwick, Scotland. The composite front spar will be built at the new facility in Kinston, North Carolina with sub-assemblies being manufactured at the Spirit AeroSystems Malaysia facility in Subang, Malaysia.

Although most of our revenues are obtained from sales inside the U.S., we generated $465.4 million, $428.5 million, and $254.1 million in sales to international customers for the twelve months ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively, primarily to Airbus. Revenues for the twelve months ended December 31, 2006, include nine months of revenues following our acquisition of BAE Aerostructures.

The following chart illustrates the split between domestic and foreign sales:

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
		Percent of		Percent of		Percent of
		Total		Total		Total
Revenue Source	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales(1)	Net Sales

United States	$3,306.4	88%	$3,432.3	89%	$2,953.6	92%
International
United Kingdom	413.3	11	402.2	10	254.0	8
Other	52.1	1	26.3	1	0.1	—

Total International	465.4	12	428.5	11	254.1	8

Total Revenues	$3,771.8	100%	$3,860.8	100%	$3,207.7	100%

(1)	All 2006 sales in the United Kingdom occurred during the period from April 1, 2006 through December 31, 2006, following the acquisition of Spirit Europe.

The international revenue is included primarily in the Wing Systems segment. All other segment revenues are from U.S. sales. Approximately 7% of our total assets based on book value are located in the United Kingdom as part of Spirit Europe with approximately 1% of the remaining assets located in countries outside the United States.

Expected Backlog

As of December 31, 2008, our expected backlog associated with large commercial aircraft, regional jet, business jet, and military equipment deliveries through 2014, calculated based on contractual product prices and expected delivery volumes, was approximately $31.7 billion. This is an increase of $5.2 billion over our corresponding estimate as of the end of 2007 reflecting increased orders due to new business. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing and Airbus announced backlog on our requirements contracts. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2008, may not necessarily represent the actual amount of deliveries or sales for any future period.

Manufacturing and Engineering

Manufacturing

Our expertise is in designing, engineering and manufacturing large-scale, complex aerostructures. We maintain four state-of-the-art manufacturing facilities in Wichita, Kansas; Tulsa, Oklahoma; McAlester, Oklahoma; and Prestwick, Scotland. A fifth manufacturing plant in Subang, Malaysia is expected to become operational in early 2009.

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

Engineering

We have approximately 980 degreed engineering and technical employees, including over 140 degreed contract engineers. In addition, we have access to 120 degreed engineers through Spirit-Progresstech LLC, a joint venture we entered into with Progresstech LTD of Moscow, Russia in November 2007. We also employ 24 technical fellows, who are experts in engineering and keep the Company current with new technology by producing technical solutions for new and existing products and processes; 14 FAA designated engineering representatives, or DERs, experienced engineers appointed by the FAA to approve engineering data used for certification; and 10 authorized representatives, who possess the same qualifications and perform the same certification functions as DERs, but with authority from the Boeing Certification and Compliance organization. The primary purpose of the engineering organization is to provide continuous support for ongoing design, production and process improvements. We possess a broad base of engineering skills in metal and composite fabrication and assembly, chemical processing and finishing, tooling design and development, and quality and precision measurement technology, systems and controls.

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

We believe our leading engineering capabilities are a key strategic factor differentiating us from some of our competitors.

Research and Development

We believe that world-class research and development helps to maintain our position as an advanced partner to our OEM customers’ new product development teams. As a result, we spend significant capital and financial resources on our research and development, including approximately $48.4 million during the year ended December 31, 2008, approximately $52.3 million during the year ended December 31, 2007, and approximately $104.7 million during the year ended December 31, 2006. Through our research, we strive to develop unique intellectual property and technologies that will improve our OEM customers’ products and, at the same time, position us to win work on new products. Our development effort, which is an ongoing process that helps us reduce production costs and streamline manufacturing, is currently focused on preparing for initial production of new products and improving manufacturing processes on our current work.

Our research and development is geared toward the architectural design of our principal products: fuselage systems, propulsion systems and wing systems. We are currently focused on research in areas such as advanced metallic joining, low-cost composites, acoustic attenuation, efficient structures, systems integration, advanced design and analysis methods, and new material systems. Other items that are expensed relate to research and development that is not funded by the customer. We collaborate with universities, research facilities and technology partners in our research and development.

Suppliers and Materials

The principal raw materials used in our manufacturing operations are aluminum, titanium and materials such as carbon fiber used to manufacture composites. We also use purchased products such as machined parts, sheet metal parts, non-metallic parts and assemblies. In addition, we purchase assemblies and subassemblies from various manufacturers which are used in the final aerostructure assembly.

Currently we have approximately 1,000 active suppliers with no one supplier representing more than 4% of our cost of goods sold. Our strategy is to enter into long-term supply contracts with our largest suppliers to secure competitive pricing. Our exposure to rising raw material prices is somewhat limited due to raw materials purchase contracts which are either based on fixed pricing or priced at reduced rates through Boeing’s or Airbus’ high-volume purchase contracts for such raw materials.

Although we believe our material costs are competitive, we continue to seek ways to further reduce these costs. We have begun a global sourcing initiative to increase the amount of material sourced from low-cost countries in Asia and Central Europe. Historically, Boeing Wichita and BAE Aerostructures purchased certain parts from other Boeing or BAE Systems facilities, respectively, since they operated as divisions of Boeing and BAE Systems, respectively. We believe we can achieve cost savings by reducing the amount of parts that we purchase from Boeing and BAE Systems. Following the Boeing Acquisition, we have been free to contract with third parties for, or to produce internally, the parts that Boeing historically supplied. Although our current supply contracts with various BAE Systems business units expire over the next several years, we expect to have similar opportunities to contract for those parts currently sourced from BAE Systems. We have begun to prepare for these opportunities with the opening of our facility in Malaysia scheduled for early 2009.

Environmental Matters

Our operations and facilities are subject to various environmental laws and regulations governing, among other matters, the emission, discharge, handling and disposal of hazardous materials, the investigation and remediation of contaminated sites, and permits required in connection with our operations. Our operations are designed, maintained and operated to promote protection of human health and the environment. Although we believe that our operations and facilities are in material compliance with applicable environmental and worker protection laws and regulations, management cannot provide assurance that future changes in such laws, or the nature of our operations will not require us to make significant additional expenditures to ensure continued compliance. Further, we could incur substantial costs, including clean-up costs, fines and sanctions, and third-party property damage or personal injury claims as a result of violations of or liabilities under environmental laws, relevant common law or the environmental permits required for our operations.

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

The Asset Purchase Agreement for the Boeing Acquisition, referred to herein as the “Asset Purchase Agreement”, provides, with limited exceptions, that Boeing is responsible for environmental liabilities relating to conditions existing at the Wichita, Kansas and Tulsa and McAlester, Oklahoma facilities as of the Boeing Acquisition date. For example, Boeing is subject to an administrative consent order issued by the Kansas Department of Health and Environment, or KDHE, to contain and clean up contaminated groundwater, which underlies a majority of the Wichita site. Pursuant to the KDHE order, Boeing has a long-term remediation plan in place, and containment and remediation efforts are underway. We are responsible for any environmental conditions that we cause at these facilities after the closing of the Boeing Acquisition.

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

Prestwick Facility.  BAE Systems indemnified us for any clean-up costs for environmental liabilities caused by existing pollution at the Prestwick facility, existing pollution that migrates from the Prestwick facility to a third party’s property and any pollution that migrates to the Prestwick facility from the property retained by BAE Systems. Subject to certain exceptions, the indemnity extends until April 1, 2013, and is subject to an aggregate liability cap of £40.0 million. As of December 31, 2008, we do not anticipate reaching the liability cap.

Competition

Although we are the largest independent non-OEM aerostructures supplier with an estimated 11% share of the global aerostructures market, which remains highly competitive and fragmented. Our primary competition comes from either work performed by internal divisions of OEMs or third-party aerostructures suppliers.

Our principal competitors among OEMs may include Airbus, Boeing, Dassault Aviation, Embraer Brazilian Aviation Co., Gulfstream Aerospace Co., Lockheed Martin Corp., Northrop Grumman Corporation, Hawker Beechcraft Company, and Textron Inc. These OEMs may choose not to outsource production of aerostructures due to, among other things, their own direct labor and other overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce parts in-house or to outsource them.

Our principal competitors among non-OEM aerostructures suppliers are Alenia Aeronautica, Fuji Heavy Industries, Ltd., GKN Aerospace, The Goodrich Corporation, Kawasaki Heavy Industries, Mitsubishi Heavy Industries, Saab AB, Snecma, Triumph Group, Inc., NORDAM Aircelle S.A., and Vought Aircraft Industries. Our ability to compete for new aerostructures contracts depends upon (1) our design, engineering and manufacturing capabilities, (2) our underlying cost and pricing structure, (3) our relationship with OEMs, and (4) our available manufacturing capacity.

Employees

As of December 31, 2008, we had 13,162 employees and 673 contract labor personnel, located in our four U.S. facilities. Approximately 78% of our U.S. employees are represented by five unions. Our largest union is the International Association of Machinists and Aerospace Workers (IAM), which represents 5,916 employees, or approximately 45%, of the U.S. workforce. This union contract is in effect through June 25, 2010. The Society of Professional Engineering Employees in Aerospace — Wichita Technical and Professional Unit (SPEEA) represents 2,393 employees, or approximately 18%, of the workforce. This union contract is in effect through July 11, 2011. The International Union, United Automobile, Aerospace & Agricultural Implement Workers of America (UAW), represents 1,168 employees, or approximately 9%, of the workforce. This union contract is in effect through November 30, 2010. The Society of Professional Engineering Employees in Aerospace — Wichita Engineering Unit represents 688 employees, or approximately 5%, of the workforce. This union contract is in effect through July 11, 2009. The International Brotherhood of Electrical Workers, or IBEW, represents 175 employees, or approximately 1%, of the workforce. This union contract is in effect through September 17, 2010.

Under each of our U.S. collective bargaining agreements, we were required to meet with collective bargaining agents for the union in 2008 to discuss the terms and conditions of the agreement. However, we had no obligation to agree to any changes to the terms and conditions of the agreement and the represented employees had no right to strike in the event we did not agree to any such changes. We met with collective bargaining agents for the unions in 2008 and reached agreement on changes which were agreed to for the collective bargaining agreements for employees represented by the IAM and the IBEW. These changes did not extend the term of these two contracts.

As of December 31, 2008, we had 862 employees and 99 contract labor personnel located in our two U.K. facilities. Approximately 638, or 74%, of our U.K. employees are represented by one union, Unite (Amicus Section). We have entered into a three year labor agreement with Unite, the terms of which are generally negotiated on an annual basis. Wages are typically the primary subject of our negotiations, while other contract terms generally remain the same from year to year until both parties agree to change them (either separately or in the aggregate).

As of December 31, 2008, we had 148 employees in our Malaysia facility. None of our Malaysia employees are represented by a union.

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

Foreign Ownership, Control or Influence

Due to the fact that more than 50% of our voting is effectively controlled by a non-U.S. entity (Onex) we are required to operate in accordance with the terms and requirements of a Special Security Agreement, or SSA, with the Department of Defense (“DoD”). Under the U.S. Government’s National Industrial Security Program Operating Manual, or NISPOM, the U.S. government will not award contracts to companies under foreign ownership, control or influence, or FOCI, where the DoD Facility Security Clearances, or FSC, are required, unless certain “mitigation” measures are put in place. The purpose of the FOCI mitigation measures is to protect cleared U.S. defense contractors against improper FOCI.

We have been cleared to the “secret” level under an SSA, which is one of the recognized FOCI mitigation measures under the NISPOM. As a cleared entity, we must comply with the requirements of our SSA, the NISPOM and any other applicable U.S. government industrial security regulations (which could apply depending on our contracts). Failure to follow the requirements of the SSA, the NISPOM or any other applicable U.S. government industrial security regulations could, among other things, result in termination of our FSC, which in turn would preclude us from being awarded classified contracts or, under certain circumstances, performing on our existing classified contracts.

Governmental Regulations

The commercial aircraft component industry is highly regulated by both the FAA in the United States, the Joint Aviation Authority, or JAA, in Europe and other agencies throughout the world. The military aircraft component industry is governed by military quality specifications. We, and the components we manufacture, are required to be certified by one or more of these entities or agencies, and, in some cases, by individual OEMs, to engineer and service parts and components used in specific aircraft models.

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

The technical data and components used in the design and production of our products, as well as many of the products and technical data we export, either as individual items or as components incorporated into aircraft, are subject to compliance with U.S. export control laws. Collaborative agreements that we may have with foreign persons, including manufacturers or suppliers, are also subject to U.S. export control laws.

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

The Company makes available through its Internet website under the heading “Investor Relations”, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, Annual Proxy Statements and amendments to those reports after it electronically files such materials with the Securities and Exchange Commission. Copies of the Company’s key corporate governance documents, including its Corporate Governance Guidelines, Code of Ethics and Business Conduct, and charters for the Audit Committee and the Compensation Committee are also available on the Company’s website. Stockholders may request free copies of these documents, including our Annual Report to Shareholders, from the Investor Relations Department by writing to Spirit AeroSystems, Investor Relations, P.O. Box 780008, Wichita, KS, 67278-0008, or by calling (316) 526-1700 or by sending an e-mail request to investorrelations@spiritaero.com.

Our filed Annual and Quarterly Reports, Proxy and other previously filed SEC reports are also available to the public through the SEC’s website at http://www.sec.gov. Materials we file with the SEC may also be read and copied at the SEC’s Public Reference Room at 100F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

We compete in the aerostructures segment of the aerospace industry. Our business is affected indirectly by the financial condition of the commercial airlines and other economic factors, including general economic conditions and world safety considerations that affect the demand for air transportation. Specifically, our commercial business is dependent on the demand from passenger airlines and cargo carriers for the production of new aircraft. Accordingly, demand for our commercial products is tied to the worldwide airline industry’s ability to finance the purchase of new aircraft and the industry’s forecasted demand for seats, flights, routes and cargo capacity. Similarly, the size and age of the worldwide commercial aircraft fleet affects the demand for new aircraft and, consequently, for our products. Such factors, in conjunction with evolving economic conditions, cause the market in which we operate to be cyclical to varying degrees, thereby affecting our business and operating results.

The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. The commercial airline industry is impacted by the strength of the global economy and geo-political events around the world. Near-term challenges include economic weakness in the airline industry and the continuing turmoil in global credit markets (leading to widespread economic slowdown, restricted discretionary spending, inability to finance airplane purchases, and a slowdown in air traffic). Possible exogenous shocks such as expanding conflicts in the Middle East, renewed terrorist attacks against the industry, or pandemic health crises have the potential to cause precipitous declines in air traffic. Any protracted economic slump, future terrorist attacks, war or health concerns could cause airlines to cancel or delay the purchase of additional new aircraft which could result in a deterioration of commercial airplane backlogs. If demand for new aircraft decreases, there would likely be a decrease in demand for our commercial aircraft products, and our business, financial condition and results of operations could be materially adversely affected.

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

An accident caused by one of our components could also damage our reputation for quality products. We believe our customers consider safety and reliability as key criteria in selecting a provider of aerostructures. If an accident were to be caused by one of our components, or if we were to otherwise fail to maintain a satisfactory record of safety and reliability, our ability to retain and attract customers could be materially adversely affected.

Our business could be materially adversely affected by material product warranty obligations.

Our operations expose us to potential liability for warranty claims made by customers or third parties with respect to aircraft components that have been designed, manufactured, or serviced by us or our suppliers. Material product warranty obligations could have a material adverse effect on our business, financial condition and results of operations.

Because we depend on Boeing and, to a lesser extent, Airbus, as our largest customers, our sales, cash flows from operations and results of operations will be negatively affected if either Boeing or Airbus reduces the number of products it purchases from us or if either experiences business difficulties.

Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the twelve months ended December 31, 2008, approximately 85% and 11% of our revenues were generated from sales to Boeing and Airbus, respectively. Although our strategy, in part, is to diversify our customer base by entering into supply arrangements with additional customers, we cannot give any assurance that we will be successful in doing so. Even if we are successful in retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future. Although we are a party to various supply contracts with Boeing and Airbus which obligate Boeing and Airbus to purchase all of their requirements for certain products from us, if we breach certain obligations under these supply agreements and Boeing or Airbus exercises its right to terminate such agreements, our business will be materially adversely affected. In addition, we have agreed to a limitation on recoverable damages in the event Boeing wrongfully terminates our main supply agreement with it with respect to any model of airplane program, so if this occurs, we may not be able to recover the full amount of our actual damages. Furthermore, if Boeing or Airbus (1) experiences a decrease in requirements for the products which we supply to it; (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply-chain problem or a decrease in orders from its customers; or (3) files for bankruptcy protection; our business, financial condition and results of operations could be materially adversely affected.

Our largest customer, Boeing, operates in a very competitive business environment.

Boeing operates in a highly competitive industry. Competition from Airbus, Boeing’s main competitor, as well as from regional jet makers, has intensified as these competitors expand aircraft model offerings and competitively price their products. As a result of this competitive environment, Boeing continues to face pressure on product offerings and sale prices. While we do have requirements contracts with Airbus, we currently have substantially more business with Boeing and thus any adverse effect on Boeing’s production of aircraft resulting from this competitive environment may have a material adverse effect on our business, financial condition and results of operations.

Our business depends, in large part, on sales of components for a single aircraft program, the B737.

For the twelve months ended December 31, 2008, approximately 53% of our revenues were generated from sales of components to Boeing for the B737 aircraft. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and the military P-8A Poseidon derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model. In the event Boeing develops a next-generation single-aisle aircraft program to replace the B737 which is not a commercial derivative, we may not have the next-generation technology, engineering and manufacturing capability necessary to obtain significant aerostructures supply business for such replacement program, may not be able to provide components for such replacement program at competitive prices or, for other reasons, may not be engaged by Boeing to the extent of our involvement in the B737 or at all. If we were unable to obtain significant aerostructures supply business for the B737 replacement program, our business, financial condition and results of operations could be materially adversely affected.

The profitability of the B787 program depends significantly on the assumptions surrounding a satisfactory settlement of assertions.

Due to the nature of the work performed related to the B787, we regularly commence work or incorporate customer requested changes prior to negotiating pricing terms for the engineering work or the product which has been modified. We have the legal right to negotiate pricing for customer directed changes. We assert for the additional revenue or cost reimbursement we expect to receive upon finalizing pricing terms. An expected recovery value of these assertions is incorporated into our contract profitability estimates when applying contract accounting. Our inability to recover these expected values, among other factors, could result in the recognition of a forward loss on the B787 program and could have a material adverse effect on our results of operations.

Our business depends, in part, on the success of a new model aircraft, the B787.

The success of our business will depend, in part, on the success of Boeing’s new B787 program. We have entered into supply agreements with Boeing pursuant to which we are a Tier 1 supplier to the B787 program. We have made and will continue to make a significant investment in this program before the first commercial delivery of a B787 aircraft. On December 11, 2008, Boeing announced an additional delay of the first flight of the B787 to the second quarter of 2009, pushing delivery of the first airplane out to early 2010. Amounts capitalized into inventory represent our primary working capital exposure to the B787 delays. Given the low margins we currently project in our first contract accounting block, in the event Boeing is unable to meet currently anticipated production levels or if we are not able to achieve the cost reductions we expect, successfully implement customer driven engineering changes, or successfully complete contract negotiations, including assertions, we could eventually need to recognize a forward loss in our current contract accounting block. Any additional delays in the B787 program, including delays in negotiations of certain contractual matters with Boeing, could further impact our cash flows from operations and could materially adversely affect our business, financial condition and results of operations.

We incur risk associated with new programs.

New programs with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new aircraft program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new programs to the customer’s satisfaction, if we were unable to manufacture products at our estimated costs, or if a new program in which we had made a significant investment experienced weak demand, delays or technological problems, our business, financial condition and results of operations could be materially adversely affected. This risk includes the potential for default, quality problems, or inability to meet weight requirements and could result in low margin or forward loss contracts, and the risk of having to write-off inventory if it were deemed to be unrecoverable over the life of the program. In addition, beginning new work on existing programs also carries risks associated with the transfer of technology, knowledge and tooling.

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

Our principal competitors among aerostructures suppliers are Alenia Aeronautica, Fuji Heavy Industries, Ltd., GKN Aerospace, The Goodrich Corporation, Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Saab AB, Snecma, Triumph Group, Inc., Aircelle S.A., NORDAM and Vought Aircraft Industries. Some of our competitors have greater resources than we do and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Additionally, as part of its Power 8 restructuring plan, Airbus has identified certain French and German manufacturing facilities for potential sale to third parties in the future. If these facilities are sold, or otherwise attempt to obtain work from third parties, the facilities could become competitors of Spirit. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply-chain management and sales and marketing, and we may not have enough resources to make such investments. For these reasons, we may not be able to compete successfully in this market or against such competitors, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our financial statements are not indicative of how we would operate through a market downturn. Since the Boeing Acquisition on June 16, 2005, we have operated in a market experiencing an upturn, with the exception of the latter part of 2008. In 2005, Boeing and Airbus experienced record aggregate annual airplane orders, followed in 2006 with aggregate annual order totals that, at the time, were the second highest ever. Aggregate annual orders remained strong in 2007 at 2,754. However, aggregate annual orders for 2008 decreased to 1,439. Our financial results from this limited history provide little indication of our ability to operate in a market experiencing significantly lower demand for our products and the products of our customers. As such, we cannot give any assurance that we will be able to successfully operate in such a market at historical profitability levels.

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

In addition, many aircraft manufacturers, airlines and aerospace suppliers have unionized work forces. On September 6, 2008, Boeing employees represented by the International Association of Machinists and Aerospace Workers, or the IAM, went on strike following the expiration of their collective bargaining agreement with Boeing (“the Strike”). The Strike, which lasted 58 days, temporarily halted commercial aircraft production by Boeing and had a significant short-term adverse effect on our operations. The IAM ratified a new four-year agreement with Boeing on November 2, 2008.

On December 2, 2008, Boeing engineering and technical employees represented by the Society of Professional Engineering Employees in Aerospace (SPEEA) ratified four-year collective bargaining agreements representing 21,000 employees. The contracts went into effect December 2, 2008 and expire October 6, 2012.

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

The FAA prescribes standards and qualification requirements for aerostructures, including virtually all commercial airline and general aviation products, and licenses component repair stations within the United States. Comparable agencies, such as the JAA in Europe, regulate these matters in other countries. If we fail to qualify for or obtain a required license for one of our products or services or lose a qualification or license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed and our business, financial condition and results of operations could be materially adversely affected. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be expensive and time consuming.

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

Boeing, our predecessor at the Wichita facility, is under an administrative consent order issued by the KDHE to contain and clean-up contaminated groundwater which underlies a majority of the site. Pursuant to this order and its agreements with us, Boeing has a long-term remediation plan in place, and treatment, containment and remediation efforts are underway. If Boeing does not comply with its obligations under the order and these agreements, we may be required to undertake such efforts and make material expenditures.

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

Suppliers in the aerospace industry have consolidated and formed alliances to broaden their product and integrated system offerings and achieve critical mass. This supplier consolidation is in part attributable to aircraft manufacturers more frequently awarding long-term sole-source or preferred supplier contracts to the most capable suppliers, thus reducing the total number of suppliers. If this consolidation were to continue, it may become more difficult for us to be successful in obtaining new customers.

We may be materially adversely affected by high fuel prices.

Due to the competitive nature of the airline industry, airlines are often unable to pass on increased fuel prices to customers by increasing fares. Fluctuations in the global supply of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it difficult to predict the future availability of jet fuel. In the event there is an outbreak or escalation of hostilities or other conflicts, or significant disruptions in oil production or delivery in oil-producing areas or elsewhere, there could be reductions in the production or importation of crude oil and significant increases in the cost of fuel. If there were major reductions in the availability of jet fuel or significant increases in its cost, the airline industry and, as a result, our business, could be materially adversely affected.

Interruptions in deliveries of components or raw materials, or increased prices for components or raw materials used in our products could materially adversely affect our profitability, margins and revenues.

Our dependency upon regular deliveries from particular suppliers of components and raw materials means that interruptions or stoppages in such deliveries could materially adversely affect our operations until arrangements with alternate suppliers, to the extent alternate suppliers exist, could be made. If any of our suppliers were unable or refused to deliver materials to us for an extended period of time, or if we were unable to negotiate acceptable terms for the supply of materials with these or alternative suppliers, our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs for us and possible forward losses on certain contracts. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business and might lead to termination of our supply agreements with our customers.

In addition, our profitability is affected by the prices of the components and raw materials, such as titanium, aluminum and carbon fiber, used in the manufacturing of our products. These prices may fluctuate based on a number of factors beyond our control, including world oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Although our supply agreements with Boeing and requirements contracts with Airbus allow us to pass on certain unusual increases in component and raw material costs to Boeing and Airbus in limited situations, we may not be fully compensated for such increased costs.

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

A DoD facility security clearance is required for a company to be awarded and perform on classified contracts for the DoD and certain other agencies of the U.S. Government. We currently perform on several classified contracts, which generated less than 1% of our revenues for the year ended December 31, 2008. We have obtained a facility security clearance at the “secret” level. Due to the fact that more than 50% of our voting power is effectively controlled by a non-U.S. entity, we are required to operate in accordance with the terms and requirements of our SSA with the DoD. If we were to violate the terms and requirements of our SSA, the National Industrial Security Program Operating Manual, or any other applicable U.S. Government industrial security regulations (which may apply to us under the terms of our classified contracts), we could lose our security clearance. We cannot give any assurance that we will be able to maintain our security clearance. If for some reason our security clearance is invalidated or terminated, we may not be able to continue to perform our present classified contracts and we would not be able to enter into new classified contracts, which could adversely affect our revenues.

We derive a significant portion of our revenues from direct and indirect sales outside the United States and are subject to the risks of doing business in foreign countries.

We derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the United States. In addition, for the twelve months ended December 31, 2008, direct sales to our non-U.S. customers accounted for approximately 12% of our net revenues. We expect that our and our customers’ international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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

While these factors or the effect of these factors are difficult to predict, adverse developments in one or more of these areas could materially adversely affect our business, financial condition and results of operations in the future.

Our fixed-price contracts may commit us to unfavorable terms.

We provide most of our products and services through long-term contracts in which the pricing terms are fixed based on certain production volumes. Accordingly, we bear the risk that increased or unexpected costs may reduce our profit margins or cause us to sustain losses on these contracts. Other than certain increases in raw material costs which can be passed on to our customers, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a contract or cause a loss.

This risk particularly applies to products such as the Boeing B787, for which we had delivered four production articles as of December 31, 2008, and in respect of which our profitability at the contracted price depends on our being able to achieve production cost reductions as we gain production experience. Pricing for the initial configuration of the B787-8, the base model currently in production, is generally established through 2021, with prices decreasing as cumulative volume levels are achieved. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes. When we negotiated the B787-8 pricing, we assumed that favorable trends in volume, learning curve efficiencies and future pricing from suppliers would reduce our production costs over the life of the B787 program, thus maintaining or improving our margin on each B787 we produced. We cannot give any assurance that our development of new technologies or capabilities will be successful or that we will be able to reduce our B787 production costs over the life of the program. Our failure to reduce production costs as we have anticipated could result in decreasing margin on the B787 during the life of the program and the need to record a forward loss for the current contract accounting block.

Many of our other production cost estimates also contain pricing terms which anticipate cost reductions over time. In addition, although we have entered into these fixed price contracts with our customers, they may nonetheless seek to re-negotiate pricing with us in the future. Any such higher costs or re-negotiations could materially adversely affect our profitability, margins and revenues.

We face a class-action lawsuit which could potentially result in substantial costs, diversion of management’s attention and resource, and negative publicity.

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

Our business depends on using certain intellectual property and tooling that we have rights to use under license grants from Boeing. These licenses contain restrictions on our use of Boeing intellectual property and tooling and may be terminated if we default under certain of these restrictions. Our loss of license rights to use Boeing intellectual property or tooling would materially adversely affect our business. In addition, we must honor our contractual commitments to our other customers related to intellectual property and comply with infringement laws governing our use of intellectual property. In the event we obtain new business from new or existing customers, we will need to pay particular attention to these contractual commitments and any other restrictions on our use of intellectual property to make sure that we will not be using intellectual property improperly in the performance of such new business. In the event we use any such intellectual property improperly, we could be subject to an infringement claim by the owner or licensee of such intellectual property. See “Business — Our Relationship with Boeing — License of Intellectual Property.” In addition to the licenses with Boeing, Spirit licenses some of the intellectual property needed for performance under some of its supply contracts from its customers under those supply agreements.

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

We spent approximately $48.4 million on research and development during the twelve months ended December 31, 2008. Our significant expenditures on our research and development efforts may not create any new sales opportunities or increases in productivity that are commensurate with the level of resources invested.

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

We are implementing a new Enterprise Resource Planning (ERP) software system, which could increase our information technology expenditures and cause unexpected production delays.

We have begun implementation of a new ERP software system in Wichita, Kansas, with a planned rollout to our Tulsa, Oklahoma and Prestwick, Scotland facilities within the next two years. Our total expenditures for this system could exceed the planned budget. In addition, unexpected problems with the implementation could result in production or other delays.

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

As of December 31, 2008, we had total debt of approximately $588.0 million, including approximately $577.9 million of borrowings under our senior secured credit facility, an $8.9 million Malaysian loan, and approximately $1.2 million of capital lease obligations. In addition to our debt, as of December 31, 2008, we had $14.0 million of letters of credit and letters of guarantee outstanding. In addition, subject to restrictions in the credit agreement governing our senior secured credit facility, we may incur additional debt.

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

Our revolving credit facility is a significant source of liquidity for our business. The current facility expires in mid-2010 and failure to extend or renew this agreement could have a significant effect on our ability to invest sufficiently in our programs, fund day to day operations, or pursue strategic opportunities.

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

We could be required to make future contributions to our defined benefit pension and postretirement benefit plans as a result of adverse changes in interest rates and the capital markets.

Our estimates of liabilities and expenses for pensions and other postretirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). A dramatic decrease in the fair value of our plan assets resulting from movements in the financial markets may cause the status of our plans to go from an over-funded status to an under-funded status and result in cash funding requirements to meet any minimum required funding levels. Our results of operations, liquidity, or shareholders’ equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liability, or changes in employee workforce assumptions.

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

•	multi-vote shares of common stock, which are owned by the Onex entities and management stockholders;

•	advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	the authority of the board of directors to issue, without stockholder approval, up to 10 million shares of preferred stock with such terms as the board of directors may determine and an additional 59,346,904 shares of class A common stock (net of shares reserved for issuance upon conversion of outstanding shares of class B common stock) and an additional 112,556,350 shares of class B common stock (net of shares issued but subject to vesting requirements under our benefit plans).

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

Because the Onex entities own more than 50% of the combined voting power of our common stock, we are deemed a “controlled company” under the rules of the New York Stock Exchange, or NYSE. As a result, we qualify for, and intend to rely upon, the “controlled company” exception to the board of directors and committee composition requirements under the rules of the NYSE. Pursuant to this exception, we are exempt from rules that would otherwise require that Spirit Holdings’ board of directors be comprised of a majority of “independent directors” (as defined under the rules of the NYSE), and that Spirit Holdings’ compensation committee and corporate governance and nominating committee be comprised solely of “independent directors,” so long as the Onex entities continue to own more than 50% of the combined voting power of our common stock. Spirit Holdings’ board of directors consists of ten directors, seven of whom qualify as “independent.” Spirit Holdings’ compensation and corporate governance and nominating committees are not comprised solely of “independent directors.” Spirit Holdings does not currently rely on the exemption related to board composition, although it may do so in the future. See “Management — Executive Officers and Directors” and “Committees of the Board of Directors.”

Our stock price may be volatile.

Price fluctuations in our class A common stock could result from general market and economic conditions and a variety of other factors, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in aerostructures pricing;

•	our competitors’ and customers’ announcements of significant contracts, acquisitions or strategic investments;

•	changes in our growth rates or our competitors’ and customers’ growth rates;

•	the timing or results of regulatory submissions or actions with respect to our business;

•	our inability to finance or raise additional capital;

•	conditions of the aerostructure industry, in the financial markets, or economic conditions in general; and

•	changes in stock market analyst recommendations regarding our class A common stock, other comparable companies or the aerospace industry in general.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2008 are set forth below:

		Approximate
Location	Primary Use	Square Footage	Owned/Leased

United States
Wichita, Kansas	Primary Manufacturing	11.1 million	Owned/Leased*
	Facility/Offices/Warehouse
Tulsa, Oklahoma	Manufacturing Facility	1.9 million	Leased
McAlester, Oklahoma	Manufacturing Facility	135,000	Owned
Kinston, North Carolina	Office/Warehouse	27,500	Leased

United Kingdom
Prestwick, Scotland	Manufacturing Facility	1.1 million	Owned
Samlesbury, England	Administrative Offices	15,919	Leased

Malaysia
Subang, Malaysia	Manufacturing	242,000	Leased
	Facility/Offices

*	94% of the Wichita facility is owned.

Our physical assets consist of 14.5 million square feet of building space located on approximately 1,000 acres in seven facilities. We produce our fuselage systems and propulsion systems from our primary manufacturing facility located in Wichita, Kansas and we produce wing systems in our manufacturing facilities in Tulsa, Oklahoma, and Prestwick, Scotland. In addition to these three sites, we have a facility located in McAlester, Oklahoma primarily dedicated to supplying the Tulsa facility, and office space in Samlesbury, England, where a number of Spirit Europe’s employees are located.

The Wichita facility, including Spirit’s corporate offices, is comprised of 635 acres, 6.2 million square feet of manufacturing space, 1.4 million square feet of offices and laboratories for the engineering and design group and 3.5 million square feet for support functions and warehouses. A total of 510,000 square feet is currently vacant. The Wichita site has access to transportation by rail, road and air. For air cargo, the Wichita site has access to the runways of McConnell Air Force Base.

The Tulsa facility consists of 1.9 million square feet of building space set on 152 acres. The Tulsa plant is located five miles from an international shipping port (Port of Catoosa) and is located next to the Tulsa International Airport. The McAlester site, which manufactures parts and sub-assemblies primarily for the Tulsa facility, consists of 135,000 square feet of building space on 92 acres.

The Prestwick facility consists of 1.1 million square feet of building space, comprised of 0.8 million square feet of manufacturing space, 0.2 million square feet of office space, and 0.1 million square feet of support and warehouse space. This facility is set on 100 acres. The Prestwick plant is located on the west coast of Scotland, approximately 33 miles south of Glasgow, within close proximity to the motorway network that provides access between England and continental Europe. It is also easily accessible by air (at Prestwick International Airport) or by sea. We lease a portion of our Prestwick facility to the Regional Aircraft division of BAE Systems and certain other tenants.

The Wichita and Tulsa manufacturing facilities have significant scale to accommodate the very large structures that are manufactured there, including, in Wichita, entire fuselages. Three of the U.S. facilities are in close proximity, with approximately 175 miles between Wichita and Tulsa and 90 miles between Tulsa and McAlester. Currently, these U.S. facilities utilize approximately 95% of the available building space. The Prestwick manufacturing facility currently utilizes only 59% of the space; of the remaining space, 28% is leased and 13% is vacant. The Samlesbury office space is located in North Lancashire, England, approximately 195 miles south of Prestwick.

The Malaysian manufacturing plant is located at the Malaysia International Aerospace Center (MIAC) in Subang. The 242,000 square foot leased facility is set on 45 acres and is centrally located with easy access to Kuala Lumpur, Malaysia’s capital city, as well as nearby ports and airports. The plant is expected to be operational in the first quarter of 2009. This facility initially will assemble composite panels for wing components.

In September 2008, we broke ground on a 596,000 square foot facility to be leased at a new site in Kinston, North Carolina. This facility will support the manufacturing of composite panels and wing components and is scheduled for completion in April 2010. In the interim, a 27,500 square foot office/warehouse is being leased as a base of operations. Additionally, a 17,000 square foot building has been approved for immediate lease from nearby Global TransPark Authority for approximately one year for the purpose of assembling the autoclave for the manufacturing facility.

Item 3.	Legal Proceedings

From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of SFAS 5, Accounting for Contingencies we had no accruals at December 31, 2008 or December 31, 2007 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

In 2005, a lawsuit was filed against Spirit, Onex, and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The Asset Purchase Agreement requires Spirit to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita, which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. The Company intends to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

On March 7, 2008, Aircelle filed an Opposition against one of Spirit’s recently-issued European Patent Office (EPO) patents. Spirit’s response to the Opposition is due by early March 2009.

On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early April 2007. The defendants include Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with The Boeing Company and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under ERISA and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification and are currently in the discovery process. The sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

On July 21, 2005, the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) filed a grievance against Boeing on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, regarding issues that parallel those asserted in Harkness et al. v. The Boeing Company et al. Boeing denied the grievance, and the UAW subsequently filed suit to compel arbitration, which the parties eventually agreed to pursue. The arbitration was conducted in January 2008. In April 2008, the arbitrator issued an opinion and award in favor of the UAW. The arbitrator directed Boeing to reinstate the seniority of the employees and “afford them the benefits appurtenant thereto.” In January 2009, following subsequent arbitration proceedings regarding remedies, a Boeing representative notified Spirit that Boeing will seek indemnification from Spirit for any indemnifiable damages that arise out of the arbitrator’s remedies decision, pursuant to the terms of the Asset Purchase Agreement between Boeing and Spirit’s corporate predecessor, Mid-Western Aircraft Systems, Inc. Spirit has requested additional information from Boeing regarding any purported basis for indemnification under the Asset Purchase Agreement. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2008.

Executive Officers of the Registrant

Listed below are the names, ages, positions held, and biographies of all executive officers of Spirit AeroSystems. Executive officers hold office until their successors are elected or appointed at the next annual meeting of the Board of Directors, or until their death, retirement, resignation, or removal.

Jeffrey L. Turner, 57.  Mr. Turner has been the President and Chief Executive Officer of Spirit Holdings since June 2006 and became a director of Spirit Holdings on November 15, 2006. Since June 16, 2005, the date of the Boeing Acquisition, he has also served in such capacities for Spirit. Mr. Turner joined Boeing in 1973 and was appointed Vice President — General Manager in November 1995. Mr. Turner received his Bachelor of Science in Mathematics and Computer Science and his M.S. in Engineering Management Science, both from Wichita State

University. He was selected as a Boeing Sloan Fellow to the Massachusetts Institute of Technology’s (MIT) Sloan School of Management where he earned a Master’s Degree in Management.

Ulrich (Rick) Schmidt, 59.  Mr. Schmidt has been the Executive Vice President, Chief Financial Officer of Spirit Holdings since June 2006 and was Treasurer of Spirit Holdings from June 2006 through January 2007. He has also served in such capacities for Spirit since August 2005. Previously, Mr. Schmidt was the Executive Vice President and Chief Financial Officer of the Goodrich Corporation from October 2000 until August 2005. Mr. Schmidt received his Bachelor of Arts and Masters of Business from Michigan State University.

Ronald C. Brunton, 61.  Mr. Brunton became the Executive Vice President and Chief Operations Officer of Spirit Holdings in February 2008, and served as the Executive Vice President and Chief Operating Officer from the date of the Boeing Acquisition to February 2008. Mr. Brunton joined Boeing in 1983 and was appointed Vice President of Manufacturing in December 2000. Mr. Brunton received his Bachelor of Science in Mechanical Engineering and equivalent undergraduate degree in Business from Wichita State University.

H. David Walker, 57.  Mr. Walker became the Senior Vice President of Sales and Marketing of Spirit Holdings on November 15, 2006. Mr. Walker joined Spirit in September 2005 in these same capacities. From 2003 through September 2005, Mr. Walker was a Vice President of Vought Aircraft Industries. Mr. Walker served as the Vice President/General Manager/ Member of the Board of Directors of The Aerostructures Corp. from 2002 until 2003 and served as Vice President of Programs and Marketing from 1997 through 2002. Mr. Walker received his BEME and MSME from Vanderbilt University.

Gloria Farha Flentje, 65.  Ms. Flentje became the Senior Vice President of Corporate Administration and Human Resources of Spirit Holdings in April 2008 and served as Vice President, General Counsel and Secretary from 2006 to April 2008. Prior to the Boeing Acquisition, she worked for Boeing as Chief Legal Counsel for five years. Prior to joining Boeing, she was a partner in the Wichita, Kansas law firm of Foulston & Siefkin, L.L.P., where she represented numerous clients, including Boeing, on employment and labor matters and school law issues. Ms. Flentje graduated from the University of Kansas with a Bachelor of Arts in Mathematics and International Relations. She received her law degree from Southern Illinois University.

John Lewelling, 48.  Mr. Lewelling became the Senior Vice President, Wing Systems Segment for Spirit Holdings in April 2008 and served as the Senior Vice President, Strategy and Information Technology from November 2006 through April 2008. Prior to joining Spirit, Mr. Lewelling was the Chief Operating Officer of GVW Holdings from 2004 to 2006. Mr. Lewelling was a Managing Director with AlixPartners from 2002 to 2003. Prior to that, he was a Partner with AT Kearney from 1999 to 2002. Mr. Lewelling received his Bachelor of Science degree in Materials and Logistics Management from Michigan State University.

Richard Buchanan, 58.  Mr. Buchanan became the Senior Vice President/General Manager of Fuselage Systems Segment of Spirit Holdings in July 2005. Since the date of the Boeing Acquisition, he has served in this capacity for Spirit. Prior to the Boeing Acquisition, he was employed by Boeing for more than 25 years, all of which were spent at Boeing Wichita, except for one and one-half years in Everett, Washington as Fuselage Leader for the 787. During his tenure with Boeing, Mr. Buchanan held the positions of Director for Sub-Assembly/Lot Time, Director for Light Structures, and the Director and Leader of B737 Structures Value Chain. Mr. Buchanan is a graduate of Friends University with a Bachelor of Science degree in Human Resource Management.

Michael G. King, 53.  Mr. King became the Senior Vice President/General Manager of the Propulsion Systems Segment of Spirit Holdings in April 2008 and served as Vice President/ General Manager of the Propulsion Systems Segment from November 2006 to April 2008. Since the date of the Boeing Acquisition, he has served in this capacity for Spirit. Prior to the Boeing Acquisition, Mr. King worked for Boeing for 25 years, from 1980 until 2005. In 1990, Mr. King was assigned to the Sub-Assembly/Lot Time Manufacturing Business Unit at Boeing, responsible for lot time production activities. From 1996 until 2002, he worked at Boeing’s Machining Fabrication Manufacturing Business Unit with responsibility for production of complex machined detail parts and assemblies for all commercial airplane models. In 2002, Mr. King became the Director of the Strut, Nacelle and Composite Responsibility Center at Boeing. Mr. King earned an Associate of Arts degree from Butler County Community College. He completed his Bachelor of Science in Manufacturing Technology at Southwestern College and received a Mini-MBA from Wichita State University. Mr. King also completed the Duke University Executive Management Program in 2002.

John Pilla, 49.  Mr. Pilla became the Senior Vice President and Chief Technology Officer of Spirit Holdings in April 2008. Prior to this assignment, he was Vice President/General Manager-787, a position he assumed at the date of the Boeing Acquisition in June 2005. Mr. Pilla began his career at Boeing Commercial Airplanes in 1981 as a stress engineer and was promoted to Chief Engineer of Structures and Liaison in 1995. In 1997, Mr. Pilla led the Next-Generation 737 engineering programs and ultimately led the Define Team on the 737-900 fuselage and empennage in late 1997 as well as the 777LR airplane in May 2000. In July 2001, Mr. Pilla became the Director of Business Operations, a position he held until July 2003 when he accepted an assignment as 787 Director of Product Definition and Manufacturing. He received his Master’s degree in Aerospace Structures Engineering in 1986 and an MBA in 2002 from Wichita State University.

Jonathan Greenberg, 42.  Mr. Greenberg became the Senior Vice President, General Counsel and Secretary of Spirit Holdings in April 2008. Prior to joining Spirit, he was Vice President, General Counsel, Secretary and Chief Ethics & Compliance Officer for United Industrial/AAI Corporation, an aerospace and defense company located in Baltimore, Maryland, where he worked since 2004. From 2001 to 2004, Mr. Greenberg served as Senior Corporate Counsel for Manugistics, Inc., a global supply chain technology company, where he managed legal affairs for its government, aerospace and defense business. Mr. Greenberg earned his law degree in 1991 from the University of Virginia School of Law, and an undergraduate degree with a double major in Foreign Affairs and Russian Studies from the University of Virginia in 1988. He has been admitted to the Kansas, District of Columbia and New York bars, as well as the U.S. Court of Appeals, Second Circuit, and the federal district courts for the District of Columbia and the Southern and Eastern districts of New York.

Neil McManus, 43.  Mr. McManus is the Vice President and Managing Director of Spirit AeroSystems (Europe) Limited and has executive responsibility for Spirit AeroSystems (Malaysia) Sdn. Bhd. Since the date of the BAE Acquisition, he has served in that capacity for Spirit Europe. Mr. McManus joined BAE Systems Aerostructures in 1986 and was appointed Managing Director — Aerostructures in January 2003. Mr. McManus was educated at Loughborough University of Science and Technology, where he received his Bachelor of Science Honors Degree in Engineering Manufacturing and a diploma in Industrial Studies.

Donald R. Carlisle, 55.  Mr. Carlisle became the Vice President/General Manager, Tulsa site of Spirit Holdings on November 15, 2006. Since the date of the Boeing Acquisition, he has served in this capacity for Spirit and is responsible for the design and manufacture of major aerostructure products for commercial and military aerospace programs. Mr. Carlisle served as Managing Director of Boeing’s Tulsa and McAlester, Oklahoma plants from 2002 until the Boeing Acquisition. Prior to that assignment, he was Managing Director of Boeing’s Tulsa Division with responsibility for plants in Tennessee, Arkansas and Oklahoma. Mr. Carlisle has over 30 years of leadership experience in a wide range of aerospace business assignments with Cessna, Martin Marietta, Rockwell International and Boeing, including production engineering, operations, product and business development, program management and sales and marketing for both government and commercial programs.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our class A common stock has been quoted on The New York Stock Exchange under the symbol “SPR” since November 21, 2006. Prior to that time, there was no public market for our stock. As of February 13, 2009, there were approximately 254 holders of record of class A common stock. However, we believe that many additional holders of our class A common stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names. The closing price on February 13, 2009 was $13.23 per share as reported by The New York Stock Exchange.

As of February 13, 2009, there were approximately 218 holders of record of class B common stock. Our class B common stock is neither listed nor publicly traded.

The following table sets forth for the indicated period the high and low sales price for our class A common stock on The New York Stock Exchange.

	2008		2007
Fiscal Quarter	High	Low	High	Low

1st	$33.26	$21.61	$32.61	$27.45
2nd	$31.17	$20.84	$38.10	$31.16
3rd	$23.40	$16.08	$41.72	$30.40
4th	$17.06	$7.08	$38.94	$32.05

Dividend Policy

We did not pay any cash dividends in 2007 or 2008 and we currently do not intend to pay cash dividends and, under conditions in which our cash is below specific levels, are prohibited from doing so under credit agreements governing our credit facilities. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents restricted shares outstanding under the Executive Incentive Plan, the Board of Directors Plan, and the Short-term and Long-term Incentive Plans as of December 31, 2008.

Equity Compensation Plan Information

Number of Securities
Remaining Available
	Number of Securities		for Future Issuances
	to be Issued	Weighted-Average	Under the Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
	(a)	(b)	(c)

Restricted Stock Awards
Equity compensation plans approved by security holders(1)	2,901,352	$—	13,634,831
Equity compensation plans not approved by security holders(2)	—	$—	—
Total	2,901,352	$—	13,634,831

(1)	Approved by previous security holders in place before our initial public offering.

(2)	Our equity incentive plans provide for the issuance of incentive awards to officers, directors, employees and consultants in the form of stock appreciation rights, restricted stock, restricted stock units and deferred stock, in lieu of cash compensation.

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

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following table sets forth our selected consolidated financial data for each of the periods indicated. The periods prior to and including June 16, 2005 reflect data of the Wichita Division of Boeing Commercial Airplanes (“Predecessor”) for financial accounting purposes. The periods beginning June 17, 2005 reflect our financial data after the Boeing Acquisition. Financial data for the year ended December 31, 2004 (Predecessor), and the period from January 1, 2005 through June 16, 2005 (Predecessor), the period from June 17, 2005 through December 29, 2005 (Spirit Holdings) and the twelve month periods ended December 31, 2006, December 31, 2007 and December 31, 2008 (Spirit Holdings) are derived from the audited consolidated financial statements of Predecessor or the audited consolidated financial statements of Spirit Holdings, as applicable. The audited consolidated financial statements for the years ended December 31, 2006, December 31, 2007 and December 31, 2008 (Spirit Holdings) are included in this Annual Report. You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined and consolidated financial statements and related notes contained elsewhere in this Annual Report.

	Spirit Holdings				Predecessor
				Period	Period
				from	from
				June 17,	January 1,
				2005	2005
	Twelve Months Ended			through	through	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 29,	June 16,	December 31,
	2008	2007	2006	2005	2005	2004
	(Dollars in millions, except per share data)
Statement of Income Data:
Net revenues	$3,771.8	$3,860.8	$3,207.7	$1,207.6	N/A	N/A
Cost of sales(1)	3,163.2	3,197.2	2,934.3	1,056.4	$1,163.9	$2,074.3
Selling, general and administrative expenses(2)	154.5	192.1	225.0	140.7	79.7	155.1
Research and development	48.4	52.3	104.7	78.3	11.0	18.1

Operating income (loss)	405.7	419.2	(56.3)	(67.8)	N/A	N/A
Interest expense and financing fee amortization(3)	(39.2)	(36.8)	(50.1)	(25.5)	N/A	N/A
Interest income	18.6	29.0	29.0	15.4	—	—
Other income (loss), net	(1.2)	8.4	5.9	1.3	N/A	N/A

Income (loss) before income taxes	383.9	419.8	(71.5)	(76.6)	N/A	N/A
Income tax benefit (provision)(4)	(118.5)	(122.9)	88.3	(13.7)	N/A	N/A

Net income (loss)	$265.4	$296.9	$16.8	$(90.3)	N/A	N/A

Net income (loss) per share, basic	$1.94	$2.21	$0.15	$(0.80)	N/A	N/A
Shares used in per share calculation, basic	137.0	134.5	115.6	113.5	N/A	N/A
Net income (loss) per share, diluted	$1.91	$2.13	$0.14	$(0.80)	N/A	N/A
Shares used in per share calculation, diluted	139.2	139.3	122.0	113.5	N/A	N/A

	Spirit Holdings				Predecessor
				Period	Period
				from	from
				June 17,	January 1,
				2005	2005
	Twelve Months Ended			through	through	Fiscal Year Ended
	December 31,	December 31,	December 31,	December 29,	June 16,	December 31,
	2008	2007	2006	2005	2005	2004
	(Dollars in millions)
Other Financial Data:
Cash flow provided by (used in) operating activities	$210.7	$180.1	$273.6	$223.8	$(1,177.8)	$(2,164.9)
Cash flow (used in) investing activities	$(119.8)	$(239.1)	$(473.6)	$(1,030.3)	$(48.2)	$(54.4)
Cash flow provided by financing activities	$3.5	$8.3	$140.9	$1,047.8	N/A	N/A
Capital expenditures	$(235.8)	$(288.2)	$(343.2)	$(144.6)	$(48.2)	$(54.4)
Consolidated Balance Sheet Data:
Cash and cash equivalents(5)	$216.5	$133.4	$184.3	$241.3	$0.8	$3.0
Accounts receivable, net	$149.3	$159.9	$200.2	$98.8	$0.4	$2.0
Inventories, net	$1,882.0	$1,342.6	$882.2	$510.7	$487.6	$524.6
Property, plant & equipment, net	$1,068.3	$963.8	$773.8	$518.8	$528.4	$511.0
Total assets	$3,760.3	$3,339.9	$2,722.2	$1,656.6	$1,020.4	$1,043.6
Total debt	$588.0	$595.0	$618.2	$721.6	N/A	N/A
Long-term debt	$580.9	$579.0	$594.3	$710.0	N/A	N/A
Shareholders’ equity	$1,297.0	$1,266.6	$859.0	$325.8	N/A	N/A

(1)	Included in 2006 cost of sales are non-recurring charges of $321.9 million for the Union Equity Participation Plan.

(2)	Includes non-cash stock compensation expenses of $15.3 million, $32.6 million, $56.6 million, $34.7 million, $22.1 million, and $23.3 million for the respective periods starting with the twelve months ended December 31, 2008. Also included in 2007 are $4.9 million of costs associated with the potential acquisition of Airbus’ European manufacturing sites in 2007. Included in 2006 are $8.3 million of IPO related charges.

(3)	Included in 2006 interest expense and financing fee amortization are expenses related to the IPO of $3.7 million.

(4)	Included in the 2006 income tax benefit is a $40.1 million federal and a $4.0 million state tax valuation allowance reversal.

(5)	Prior to the Boeing Acquisition, the Predecessor was part of Boeing’s cash management system, and consequently, had no separate cash balance. Therefore, at June 16, 2005, and December 31, 2004, the Predecessor had negligible cash on the balance sheet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Events

On September 6, 2008, Boeing employees represented by the International Association of Machinists and Aerospace Workers, or the IAM, went on strike following the expiration of their collective bargaining agreement with The Boeing Company (“the Strike”). At the onset of the Strike, Spirit and Boeing jointly implemented a ship-in-place plan for all Spirit-produced major components, whereby we continued production at a reduced rate, but did not physically deliver the majority of end-items to Boeing. In addition, we worked with our employees to implement reduced work weeks and other cost saving measures to mitigate the effects of the Strike. The reduced production rates during the Strike, which ended on November 2, 2008, reduced Spirit’s revenue by an estimated $503.9 million for 2008, as compared to results consistent with pre-Strike delivery levels, which negatively impacted our income and cash flows for the third and fourth quarters of 2008. By segment, this amounted to estimated reductions in revenue of $284.1 million, $140.0 million and $79.8 million for the Fuselage Systems, Propulsion Systems, and Wing Systems segments, respectively, as compared to results consistent with pre-Strike delivery levels. As of December 31, 2008, we had 22 units with a total value of $133.9 million that had not been physically delivered to Boeing. As of February 5, 2009, we had six units on hand.

Spirit’s supply agreement with Boeing provides for selling prices to be established based on planned production volumes for each period beginning June 1 through May 31, with higher prices at lower volumes and lower prices at higher volumes. These pre-established prices are the basis for billing and payment for the entire year regardless of actual volume, with any differences settled after the yearly period has ended. The Strike impacted production volumes, as they fell below the planned levels for the June 1, 2008 through May 31, 2009 time period, resulting in higher actual average prices than had been anticipated. The financial results for 2008 includes accrued revenue of $29.7 million for volume-based price increases retroactive to June 1, 2008.

The Company recorded an unfavorable cumulative catch-up adjustment during the fourth quarter of 2008 of approximately $27.1 million related to lower forecasted pension income in the current accounting blocks, unfavorable foreign exchange rate movements, net impact from other matters including customer requested delivery delays on the B787 and B747-8 programs, increasing costs from certain suppliers and the Strike. The Company recognized a $3.5 million favorable cumulative catch-up adjustment during the fourth quarter of 2007.

Overview

We are the largest independent non-OEM (OEM refers to aircraft original equipment manufacturer) parts designer and manufacturer of commercial aerostructures in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial, military and business jet aircraft. We derive our revenues primarily through long-term supply agreements with Boeing and requirements contracts with Airbus. For the twelve months ended December 31, 2008, we generated net revenues of $3,771.8 million and net income of $265.4 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid and rear fuselage sections, (2) Propulsion Systems, which include nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which include facilities in Tulsa and McAlester, Oklahoma and Prestwick, Scotland that manufacture wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other Wichita companies. Fuselage

Systems, Propulsion Systems, Wing Systems and All Other represented approximately 47%, 27%, 25% and 1%, respectively, of our revenues for the twelve months ended December 31, 2008.

Market Trends

The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. The global industry is expected to contract in 2009 for both passenger air traffic and cargo freight. Near-term challenges include continuing turmoil in global credit markets, which may lead to increased aircraft order cancellations and deferrals as well as customer difficulty in obtaining financing for large purchases, and ongoing pressure by airlines to cut capacity by cancelling some routes, limiting flight frequencies, and parking aircraft (all contributing to a further softening demand for new aircraft). To date, both Boeing and Airbus have been able to avoid production and delivery slowdowns by finding replacement customers for deferred or cancelled aircraft. Possible exogenous shocks such as expanding conflicts in the Middle East, terrorist attacks against the industry, or a pandemic health crisis also have the potential to cause precipitous declines in air traffic.

From 2005 through 2008, Boeing and Airbus experienced an unprecedented order intake and backlog growth. In that period, the two manufacturers obtained combined total orders of approximately 8,400 aircraft. Their aggregate backlog increased from nearly 2,600 to over 7,400 aircraft. However, many industry experts believe that due to declining demand for commercial air travel including both passenger and freight activity, annual commercial orders will fall behind industry deliveries in 2009, resulting in a downturn in aggregate backlog. The industry has begun to experience this downturn in the fourth quarter of 2008, as a result of low levels of new orders. Total new orders in 2008 for Boeing and Airbus dropped to 1,439 from 2,754 total orders in 2007. Despite the anticipated order slowdown, high backlog levels continue to drive stable production and delivery forecasts for 2009 from both Boeing and Airbus. If the commercial backlog were to decline, there could be a resulting near-term impact on production rates. If production rates fell, we would take actions to reduce costs and limit capital spending to mitigate the resulting loss of revenues and production base. The following table sets forth the historical deliveries of Boeing and Airbus for 2003 through 2008, and their announced delivery expectations for 2009.

	2003	2004	2005	2006	2007	2008	2009(1)

Boeing	281	285	290	398	441	375	>480
Airbus	305	320	378	434	453	483	483

Total	586	605	668	832	894	858	>963

(1)	Boeing has announced that it expects its 2009 deliveries to be between 480-485. Airbus deliveries of 483 are estimated, based on Airbus public statements.

Although the commercial aerospace industry is currently experiencing a period of stable production due to high backlog, absent the impact of the Strike, economic trends indicate that this period may be coming to an end in the near-term. Historically, commercial air travel including both passenger and freight activity, correlates to economic conditions as measured by growth in global domestic product. Weakening economies can lead to a reduction in airline traffic and resultant decreases in new orders, or even cancellations or deferrals of existing orders.

2009 Outlook

We expect the following results, or ranges of results, for the year ending December 31, 2009:

	2009 Outlook	2008 Actuals

Revenues	$4.25-$4.35 billion	$3.8 billion
Earnings per share, fully diluted	$2.15-$2.35 per share	$1.91 per share
Effective tax rate	~33%	30.9%
Capital expenditures	$250-$275 million	$236 million
Capital reimbursement	$115 million	$116 million

Our 2009 outlook is based on the following market assumptions:

•	We expect our 2009 revenues to be approximately $4.25-$4.35 billion based on previously issued 2009 Boeing delivery guidance of 480-485 aircraft; anticipated ramp up of B787 deliveries; 2009 expected Airbus deliveries of around 483 aircraft; internal Spirit forecasts for non-OEM production activity and non-Boeing and Airbus customers; and foreign exchange rates consistent with year-end 2008 levels.

•	We expect our 2009 fully diluted earnings per share guidance to be between $2.15 and $2.35 per share, largely reflecting flat year over year production of large commercial aircraft excluding the impact of the Strike at Boeing on 2008 results, and a continued focus on expense management and improving operating efficiencies.

•	We expect our 2009 cash flow from operations less capital expenditures, net of customer reimbursements, to be positive in the aggregate with capital expenditures to be between $250 million and $275 million.

•	The U.S. Research and Experimentation Tax Credit (“R&E Tax Credit”) expired December 31, 2007, but was reinstated on October 3, 2008 retroactive to January 1, 2008. Thus, the R&E Tax Credit is reflected in our 2008 effective income tax rate and our 2009 Outlook.

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

Basis of Presentation

The financial statements include Spirit’s financial statements and the financial statements of its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership), are accounted for by the equity method. Kansas Industrial Energy Supply Company (“KIESC”), a tenancy-in-common with other Wichita companies established to purchase natural gas, is fully consolidated as Spirit owns 77.8% of the entity’s equity. All intercompany balances and transactions have been eliminated in consolidation. Spirit’s U.K. subsidiary uses local currency, the British pound, as its functional currency. All other foreign subsidiaries use local currency as their functional currency with the exception of our Malaysian subsidiary, which uses the British pound.

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

Revenues and Profit Recognition

A significant portion of the Company’s revenues are recognized under long-term, volume-based pricing contracts, requiring delivery of products over several years. The Company recognizes revenue under the contract method of accounting and records sales and profits on each contract in accordance with the percentage-of-completion method of accounting, primarily using the units of delivery method. Revenues from non-recurring design work are recognized based on substantive milestones or use of the cost to cost method, depending on facts and circumstances, that are indicative of our progress toward completion. We follow the requirements of Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts (the contract method of accounting), using the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impact of revisions in estimates is recognized immediately when changes in estimated contract profitability become known.

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

For revenues not recognized under the contract method of accounting, the Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Shipping and handling costs are included in cost of sales. Revenues earned from providing maintenance services including any contracted research and development are recognized when the service is complete or other contractual milestones are attained.

Since Boeing retained title to tooling assets and provides such tooling to the Company at no cost, the Company treats the amortization of Boeing-owned tooling as a reduction to revenues as required by Emerging Issues Task Force (“EITF”) 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the

Vendor’s Products). Purchase accounting adjustments in 2006 related to the pension asset resulted in lower assigned value to the Boeing owned tooling which in turn reduced the amortization year-over-year.

Inventory

Raw materials are stated at lower of cost (principally on an actual or average cost basis) or market. Inventoried costs attributed to units delivered under long-term contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. This usually results in an increase in inventory (referred to as “excess-over-average” or “deferred production costs”) during the early years of a contract. These costs are deferred only to the extent the amount of actual or expected excess-over-average is reasonably expected to be fully offset by lower-than-average costs in future periods of a contract. If in-process inventory plus estimated costs to complete a specific contract exceed the anticipated remaining revenues of such contract, such excess is charged to cost of sales in the period the loss becomes known, thus reducing inventory to estimated realizable value. Costs in inventory include amounts relating to contracts with long production cycles, some of which are not expected to be realized within one year.

The Company reviews its general stock materials and spare parts inventory each quarter to identify impaired inventory, including excess or obsolete inventory, based on historical sales trends and expected production usage. Impaired inventories are written off in the period identified.

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

Pensions and Other Post-Retirement Benefits

We account for pensions and other post-retirement benefits in accordance with SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Employers’ Accounting for Post-retirement Benefits Other Than Pensions, both as modified by SFAS 132(R), Employers’ Disclosures about Pensions and Other Post-retirement Benefits (As Amended) and SFAS 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans. The Financial Accounting Standards Board issued and we adopted SFAS 158 during 2006, which requires companies to reflect the funded status for each of their defined benefit and post-retirement plans on the balance sheet. In 2007 and 2006 we used November 30 as our measurement date. Beginning in 2008, we are required to and have used December 31 as our measurement date.

Assumptions used in determining the benefit obligations and the annual expense for our pension and post-retirement benefits other than pensions are evaluated and established in conjunction with an independent actuary.

We set the discount rate assumption annually for each of our retirement-related benefit plans as of the measurement date, based on a review of projected cash flows and long-term high-quality corporate bond yield curves. The discount rate determined on each measurement date is used to calculate the benefit obligation as of that date, and is also used to calculate the net periodic benefit expense/(income) for the upcoming plan year.

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

Stock Compensation Plans

At inception, we adopted SFAS No. 123(R), which generally requires companies to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period or immediately if there is no service period or other performance requirements. Stock-based compensation represents a significant accounting policy of ours, which is further described in Note 2 within the notes to our consolidated financial statements included in this Annual Report.

We have established various stock compensation plans that include restricted share grants and restricted stock units.

Purchase Accounting

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

New Accounting Standards

For a listing of new accounting standards see Note 2, “Summary of Significant Accounting Policies- New Accounting Standards”.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Twelve	Twelve	Twelve
	Months	Months	Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	(Dollars in millions)

Net revenues	$3,771.8	$3,860.8	$3,207.7
Cost of sales (1)	3,163.2	3,197.2	2,934.3
Selling, general and administrative expenses (2)	154.5	192.1	225.0
Research and development	48.4	52.3	104.7

Operating income (loss)	405.7	419.2	(56.3)
Interest expense and financing fee amortization	(39.2)	(36.8)	(50.1)
Interest income	18.6	29.0	29.0
Other income (loss), net	(1.2)	8.4	5.9
Income tax (expense) benefit	(118.5)	(122.9)	88.3

Net income	$265.4	$296.9	$16.8

(1)	Included in 2007 cost of sales are charges related to the UEP payout of $1.2 million. Included in 2006 cost of sales are fourth quarter charges related to the UEP payout of $321.9 million.

(2)	Includes non-cash stock compensation expense of $15.3 million, $32.6 million, and $56.6 million, respectively, for the periods starting with the twelve months ended December 31, 2008. Also included in the twelve months ended December 31, 2007, are $4.9 million of costs associated with the potential acquisition of Airbus’

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

Comparative ship set deliveries by model are as follows:

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
Model	2008	2007	2006(1)

B737	317	331	302
B747	16	18	13
B767	10	13	12
B777	68	83	65
B787	3	1	—

Total Boeing	414	446	392
A320 Family	367	359	241
A330/340	90	85	73
A380	16	5	4

Total Airbus	473	449	318
Hawker 800 Series	91	68	51

Total Spirit	978	963	761

(1)	Deliveries of the Airbus and Hawker products began on April 1, 2006, the date we acquired BAE Aerostructures.

Twelve Months Ended December 31, 2008 as Compared to Twelve Months Ended December 31, 2007

Net Revenues.  Net revenues for the twelve months ended December 31, 2008, were $3,771.8 million, a decrease of $89.0 million, or 2%, compared with net revenues of $3,860.8 million for the same period in the prior year. The decrease in net revenues is primarily attributable to decreased ship set deliveries on the B737, B747, B767 and B777 programs due to the Strike, partially offset by a volume-based pricing adjustment, changes in product mix, and an increase in ship set deliveries for the A320, A330/340, and A380 programs. Ship set deliveries to Boeing decreased 7% to 414 ship sets during the twelve months ended December 31, 2008, compared to 446 ship sets for the same period in 2007. As of December 31, 2008, we had 22 ship-in-place units with a total value of $133.9 million that had not been physically delivered to Boeing. Ship set deliveries for Airbus increased 5% to 473 ship sets during the twelve months ended December 31, 2008, compared to 449 ship sets for the same period in 2007, while ship set deliveries to Hawker increased to 91 ship sets during the twelve months ended December 31, 2008, compared to 68 ship sets for the same period in 2007, in each case due to increases in the customer delivery schedule. In total, for the twelve months ended December 31, 2008, we delivered 978 ship sets compared to 963 ship sets delivered for the same period in 2007, a 2% increase. Approximately 96% of Spirit’s net revenues for the twelve months ended December 31, 2008 came from our two largest customers, Boeing and Airbus.

Cost of Sales.  Cost of sales as a percentage of net revenues was 84% for the twelve months ended December 31, 2008, as compared to 83% for the same period in the prior year. During the fourth quarter of 2008, Spirit updated its contract profitability estimates to reflect, among other things, lower forecasted pension income in the current contract accounting blocks, unfavorable foreign exchange rate movements, net impact from other matters including customer requested delivery delays on the B787 and B747-8 programs, increasing costs from certain suppliers and the Strike. The net impact of these matters resulted in a $22.6 million unfavorable cumulative catch-up adjustment for the twelve months ended December 31, 2008 related to periods prior to 2008. A favorable cumulative catch-up adjustment of $12.5 million was recorded in the twelve months of 2007 related to periods prior to 2007, driven primarily by lower fringe expenses and favorable cost trends within the current contract blocks.

SG&A, Research and Development and Other Period Costs.  SG&A, Research and Development and other period costs as a percentage of net revenues for the twelve months ended December 31, 2008 was 5%, compared to 6% for the same period in the prior year despite lower net revenues in 2008 as a result of the Strike. SG&A expenses for the twelve months ended December 31, 2008, were lower as a percentage of net revenues due primarily to a reduction in spending on transition related costs and lower stock compensation expenses. SG&A in 2007 also included $7.0 million of non-cash stock compensation expense related to the secondary offering that occurred in May of 2007 and expenses of $4.9 million associated with the potential acquisition of Airbus’ manufacturing sites in Europe. Transition expenses were reduced from $10.3 million in 2007 to $0.4 million in 2008 as we transitioned to Spirit-owned systems and processes. In 2008, we recognized $15.3 million in stock compensation expense in SG&A as compared to $32.6 million in 2007. Research and Development costs for 2008 were $48.4 million as compared to $52.3 million in 2007.

Operating Income.  Operating income for the twelve months ended December 31, 2008, was $405.7 million, a decrease of $13.5 million, or 3%, compared to operating income of $419.2 million for the same period in the prior year. The decrease is primarily attributable to lower sales volume and the unfavorable 2008 cumulative catch-up adjustments, partially offset by lower SG&A and research and development expenses.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the twelve months ended December 31, 2008, includes $34.5 million of interest and fees paid or accrued in connection with long-term debt and $4.7 million in amortization of deferred financing costs, as compared to $31.7 million of interest and fees paid or accrued in connection with long-term debt and $5.1 million in amortization of deferred financing costs in the prior year. The increase of $2.4 million as compared to the twelve months ended December 31, 2007 was primarily due to increased recurring fees associated with increasing the Revolver capacity and amortization of deferred financing cost, partially offset by the effect of debt repayments.

Interest Income.  Interest income for the twelve months ended December 31, 2008, consisted of $16.2 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition and $2.4 million of interest income compared to $21.1 million of accretion of the discounted long-term receivable and $7.9 million of interest income for the same period in the prior year. The decrease of $10.4 million as compared to the twelve months ended December 31, 2007 was primarily due to lower accretion income as a result of a lower outstanding balance on the discounted long-term receivable and lower interest earned on interest bearing accounts.

Provision for Income Taxes.  Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition could include finalizing audit examinations for open tax years, a statute of limitations expiration, or a stock acquisition.

The income tax provision for the twelve months ended December 31, 2008, was $118.5 million compared to $122.9 million for the same period in the prior year. The 2008 effective tax rate was 30.9% as compared to 29.3% for 2007. The increase in the effective tax rate recorded for 2008 is related primarily to reduced state income tax credits partially offset by additional federal research and experimentation tax credits. The decrease from the U.S. statutory tax rate is attributable primarily to state income tax credits, the federal research and experimentation tax credit, and the qualified domestic production activities deduction.

Segments.  The following table shows segment revenues for the twelve months ended December 31, 2008, December 31, 2007 and December 31, 2006:

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006(1)
	($ in millions)

Segment Net Revenues
Fuselage Systems	$1,758.4	$1,790.7	$1,570.0
Propulsion Systems	1,031.7	1,063.6	887.7
Wing Systems	955.6	985.5	720.3
All Other	26.1	21.0	29.7

	$3,771.8	$3,860.8	$3,207.7

Segment Operating Income
Fuselage Systems	$287.6	$317.6	$112.5
Propulsion Systems	162.2	174.2	33.7
Wing Systems	99.7	111.3	11.8
All Other	0.3	2.5	4.3

	549.8	605.6	162.3
Unallocated corporate SG&A (2)	(141.7)	(181.6)	(216.5)
Unallocated research and development	(2.4)	(4.8)	(2.1)

Total operating income	$405.7	$419.2	$(56.3)

(1)	Revenues and operating income for Wing Systems include Spirit Europe after April 1, 2006, the date we acquired BAE Aerostructures. The 2006 segment operating income before unallocated corporate expenses for Fuselage Systems, Propulsion Systems, Wing Systems, and All Other includes UEP charges of $172.9 million, $103.1 million, $44.9 million, and $1.0 million, respectively.

(2)	Unallocated corporate SG&A for 2007 includes $7.0 million of non-cash stock compensation expense related to the secondary offering that occurred in May 2007, $10.3 million of non-recurring transition costs, and expenses of $4.9 million associated with the potential acquisition of Airbus’ manufacturing sites in Europe. Unallocated corporate SG&A for 2006 includes $27.5 million of non-recurring transition costs.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 47%, 27%, 25% and 1%, respectively, of our net revenues for the twelve months ended December 31, 2008. Revenues attributable to Airbus are recorded within Wing Systems. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 30%, 18% and less than 1%, respectively, of our operating income before unallocated corporate expenses for the year ended December 31, 2008. Operating income before unallocated corporate expenses as a percentage of net revenues by segment was 16%, 16%, 10% and 1%, respectively, for Fuselage Systems, Propulsion Systems, Wing Systems and All Other for the year ended December 31, 2008.

Fuselage Systems.  Fuselage Systems segment net revenues for the twelve months ended December 31, 2008, were $1,758.4 million, a decrease of $32.3 million, or 2%, compared with Fuselage Systems segment net revenues of $1,790.7 million for the same period in the prior year. This reflects a decrease in B737, B747, B767 and B777 model production due to the Strike, partially offset by delivery of three B787 forward fuselage sections in 2008 as compared to one delivery in the prior year. Fuselage Systems recorded segment operating margins of 16% for the twelve months ended December 31, 2008, as compared to 18% reported for the same period in the prior year. The lower operating margin percentage in 2008 is primarily the result of a $10.7 million net unfavorable cumulative catch-up adjustment related to periods prior to 2008.

Propulsion Systems.  Propulsion Systems segment net revenues for the twelve months ended December 31, 2008, were $1,031.7 million, a decrease of $31.9 million, or 3%, compared with Propulsion Systems segment net revenues of $1,063.6 million for the same period in the prior year. This reflects a decrease in B737, B747, B767 and B777 model production due to the Strike, partially offset by higher deliveries of B787 ship sets and greater aftermarket sales in 2008. Propulsion Systems recorded segment operating margins of 16% for the twelve months ended December 31, 2008 and December 31, 2007. The 2008 operating margin includes a $4.4 million net unfavorable cumulative catch-up adjustment related to periods prior to 2008.

Wing Systems.  Wing Systems segment net revenues for the twelve months ended December 31, 2008, were $955.6 million, a decrease of $29.9 million, or 3%, compared with Wing Systems segment net revenues of $985.5 million for the same period in the prior year. This reflects a decrease in B737, B747 and B777 model production due to the strike and unfavorable exchange rate movements. Wing Systems recorded segment operating margins of 10% for the twelve months ended December 31, 2008 as compared to 11% reported for the same period in the prior year. The lower margin is the result of a net unfavorable cumulative catch-up adjustment of $7.5 million, related to periods prior to 2008, partially offset by lower research and development expenses.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from KIESC. In the twelve months ended December 31, 2008, All Other segment net revenues were $26.1 million, an increase of $5.1 million, or 24%, compared with $21.0 million for the same period in the prior year. The increase in net revenues for the twelve months ended December 31, 2008, was primarily driven by higher tooling sales.

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

Cost of Sales.  Cost of sales as a percentage of net revenues was 83% for the twelve months ended December 31, 2007, as compared to 92% for the same period in the prior year. Cost of sales for 2007 includes a UEP charge of only $1.2 million as compared to $321.9 million charged in 2006. A favorable cumulative catch-up adjustment of $12.5 million was recorded in the twelve months of 2007 related to periods prior to 2007, compared to a favorable cumulative catch-up adjustment of approximately $59.0 million recorded in the twelve months of 2006 related to periods prior to 2006. The favorable cumulative catch-up adjustment for 2007 was primarily recorded in the Wing Systems and Propulsion Systems segments and was driven by lower fringe expenses and favorable cost trends within the current contract blocks. The favorable cumulative catch-up in 2006 was driven by decreases in fringe and pension expenses and opening balance sheet adjustments, which resulted in lower depreciation expense. Excluding these factors, cost of sales increased 20%, comparable to the increase in sales, primarily attributable to the increase in ship set deliveries and the full-year impact of Spirit Europe.

SG&A, Research and Development and Other Period Costs.  SG&A, Research and Development and other period costs as a percentage of net revenues for the twelve months ended December 31, 2007 was 6% compared to 10% for the same period in the prior year. SG&A expenses for the twelve months ended December 31, 2007, were lower as a percentage of net revenues due to an increase in net revenues and a reduction in spending on transition related costs and lower stock compensation expenses. SG&A in 2007 also included $7.0 million of non-cash stock compensation expense related to the secondary offering that occurred in May of 2007 and expenses of $4.9 million associated with the potential acquisition of Airbus’ manufacturing sites in Europe. Transition expenses were reduced from $27.5 million in 2006 to $10.3 million in 2007 as the transition to Spirit-owned systems and processes progressed. In 2007, we recognized $32.6 million in stock compensation expense as compared to $56.6 million in

2006. Research and Development costs for 2007 were $52.3 million as compared to $104.7 million in 2006. The lower 2007 R&D expenses are attributable to the completion of R&D spending on the 787 program.

Operating Income.  Operating income for the twelve months ended December 31, 2007, was $419.2 million, compared to an operating loss of ($56.3) million for the same period in the prior year. The increase is primarily related to the fact that operating income for 2007 included $11.9 million of expense related to the secondary offering and potential acquisition of Airbus’ European manufacturing sites as compared to $330.2 million in IPO related expense in 2006. Additional factors driving the increase include the additional gross profit from greater sales volume, improvements to cost of sales, lower SG&A expenses, particularly transition and stock compensation expenses, and lower R&D expenses, primarily associated with the completion of R&D spending on the B787 program.

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

The income tax provision for the twelve months ended December 31, 2007, was $122.9 million compared to a tax benefit in 2006 of $88.3 million. The change is related primarily to the reversal of a non-recurring valuation allowance recorded against deferred tax assets in 2006 and additional state income tax credits recorded in 2007. The 2007 effective tax rate was 29.3%. This is lower than the U.S. statutory tax rate primarily due to state tax credits, the federal research and development tax credit, and a qualified domestic production activities deduction.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 46%, 28%, 25% and 1% respectively, of our net revenues for the twelve months ended December 31, 2007. Revenues attributable to Airbus are recorded within Wing Systems. The value of Airbus deliveries accounted for approximately 40% of Wing Systems revenues in 2007.

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

Fuselage Systems.  Fuselage Systems segment net revenues for the twelve months ended December 31, 2007, were $1,790.7 million, an increase of $220.7 million, or 14%, compared with Fuselage Systems segment net revenues of $1,570.0 million for the same period in the prior year. This reflects an increase in B737, B747, B767 and B777 model production in support of customer deliveries and delivery of the first B787 forward fuselage section. The 2007 Fuselage Systems segment revenue also includes $125.2 million associated with non-recurring efforts. Fuselage Systems posted segment operating margins of 18% for the twelve months ended December 31, 2007, as compared to 7% reported in the same period in the prior year. The margin in 2006 includes a charge associated with the UEP of $172.9 million. A favorable cumulative catch-up adjustment of approximately $35.7 million was recorded in the twelve months of 2006 related to periods prior to 2006 caused primarily by lower fringe expenses and improved productivity. The lower 2006 segment operating margin was driven by R&D expenses of $45.2 million related to the B787 program, which did not recur in 2007.

Propulsion Systems.  Propulsion Systems segment net revenues for the twelve months ended December 31, 2007, were $1,063.6 million, an increase of $175.9 million, or 20%, compared with Propulsion Systems segment net revenues of $887.7 million for the same period in the prior year. This reflects an increase in Boeing B737, B747, B767 and B777 model production in support of customer deliveries and deliveries of the initial B787 ship sets. Propulsion Systems posted segment operating margins of 16% for the twelve months ended December 31, 2007, compared to 4% in the same period in the prior year. The segment operating margin in 2006 includes a charge associated with the UEP of $103.1 million. The lower 2006 segment operating margin was driven by R&D expenses of $8.2 million related to the B787 program, which did not recur in 2007.

Wing Systems.  Wing Systems segment net revenues for the twelve months ended December 31, 2007, were $985.5 million, an increase of $265.2 million, or 37%, compared with Wing Systems segment net revenues of $720.3 million for the same period in the prior year. BAE Aerostructures was acquired on April 1, 2006; therefore, 2006 includes only nine months of Spirit Europe operations. Spirit Europe recorded net revenues of $126.9 million in the first quarter of 2007. Wing Systems posted segment operating margins of 11% for the twelve months ended December 31, 2007, compared to 2% in the same period in the prior year. The segment operating margin in 2006 includes a charge associated with the UEP of $44.9 million. The lower 2006 segment operating margin was also driven by R&D expenses of $22.3 million related to the B787 program, which did not recur in 2007.

All Other.  All Other segment net revenues consist of sundry sales and miscellaneous services, and revenues from KIESC. In the twelve months ended December 31, 2007, All Other segment net revenues were $21.0 million, a decrease of $8.7 million or 29% compared with $29.7 million for the same period in the prior year. The reduction in net revenues for the twelve months ended December 31, 2007, compared to the twelve months ended December 31, 2006, was primarily driven by decreases in natural gas demand associated with KIESC.

Liquidity and Capital Resources

Liquidity, or access to cash, is an important factor in determining our financial stability. The primary sources of our liquidity include cash flow from operations, which include advance payments and receivables from customers, and borrowing capacity through our credit facilities. Our liquidity requirements and working capital needs depend on a number of factors, including delivery rates and payment terms under our contracts, the level of research and development expenditures related to new programs, capital expenditures, growth and contractions in the business cycle, contributions to our union-sponsored benefit plans and interest and debt payments.

Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. This is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current levels of operations and absent any disruptive events, management believes that internally generated funds, advance payments and receivables from customers, and borrowings available under our revolving loan facility should provide sufficient resources to finance our operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least 2009. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we cannot generate sufficient cash flow, we may need to refinance all or a portion of our indebtedness on or before maturity. Also, to the extent we accelerate our growth plans, consummate acquisitions or have lower than anticipated sales or increases in expenses, we may also need to raise additional capital. In particular, increased working capital needs occur whenever we consummate acquisitions or experience strong incremental demand for our products. We cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all.

Our revolving credit facility is a significant source of liquidity for our business. The current facility expires in mid-2010 and we intend to extend or renew this agreement prior to its expiration.

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

We currently have manufacturing capacity to produce ship sets at the rates we have committed to our customers. We have additional capacity on some of our products, but our capacity utilization on the fuselages for the B737 and B777 are at close to 95% at our current production rates. These capacity utilization rates are based on five days per week, three shifts per day operations. Significant capital expenditures may be required if our customers request that we increase production rates for an extended period of time. Our supply agreements typically have maximum production rates. If a customer requests that we increase production rates above these stated maximum levels, additional negotiation would be required to determine whether we or our customer would bear the cost of any capital expenditures, tooling and non-recurring engineering required as a result of such production rate increases.

During the first quarter of 2008, Standard & Poor’s revised the Company’s credit outlook from “negative” to “stable” following Spirit’s announcement of its increased credit line and revised payment terms on the B787 program. Our corporate credit ratings at Standard & Poor’s Rating Services and Moody’s Investor Service as of December 31, 2008 were BB and Ba3, respectively.

The Company’s U.S. pension plan remained fully funded at year-end 2008. As a result of the plan’s asset performance during 2008 and the increased pension obligation resulting from a lower discount rate at the December 31 measurement date, Spirit now expects significantly reduced non-cash pension income in future periods. Spirit’s plan investments are broadly diversified, and despite the recent downturn, we do not anticipate a near-term requirement to make cash contributions to Spirit’s U.S. pension plan.

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities.

Cash.  At December 31, 2008 and December 31, 2007 we had cash and cash equivalents of $216.5 million and $133.4 million, respectively. We maintain bank accounts with highly rated financial institutions and our cash investments have had no direct exposure to any sub-prime asset classes.

Financial Instruments.  We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. To account for our derivative financial instruments, we follow the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138. Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. The derivatives are valued at “mark to market” with the changes in fair market value of the instruments recorded at each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item or when the hedge is no longer effective. We present the cash flows associated with our derivatives as a component of the investing section of the Statement of Cash Flows. Our use of derivatives has included interest rate swaps, as well as foreign currency swaps to manage our risk associated with U.S. dollar denominated contracts negotiated by Spirit Europe. We believe that the effect of significant increases or decreases in the aggregate fair value of our derivatives will not materially impact our liquidity.

In October 2008, we entered into $300.0 million of forward starting interest rate swaps, which will replace the interest rate swaps maturing in July 2009. The term of the new forward starting interest rate swaps extends through July 14, 2011.

Senior Secured Credit Facilities.  In connection with the Boeing Acquisition, Spirit and certain of its affiliates entered into $875.0 million of Senior Secured Credit Facilities with Citicorp North America, Inc. and a syndicate of other lenders, consisting of a six and one-half year $700.0 million Term Loan B and a five year $175.0 million Revolver. The Term Loan B is repayable in quarterly installments of 1% of the aggregate principal amount thereof through September 30, 2012 with the remaining balance due in the final four quarters. The Revolver is available for general corporate purposes of Spirit and its subsidiaries, and contains a letter of credit sub-facility. On November 27, 2006, the credit agreement was amended to, among other things, increase the revolving credit facility to $400.0 million. Commitment fees associated with the revolver total 50 basis points on the undrawn amount and 225 basis points on letters of credit. On March 18, 2008, Spirit entered into an amendment (the “Amendment”) to its Second Amended and Restated Credit Agreement dated as of November 27, 2006 (as amended). As a result of the Amendment, the revolving credit facility and the $700.0 million term loan B were amended to, among other things, (i) increase the amount of the revolver from $400.0 million to $650.0 million, (ii) increase from $75.0 million to $200.0 million the amount of indebtedness Spirit and its subsidiaries can incur on a consolidated basis to finance acquisition of capital assets, (iii) add a provision allowing Spirit and Spirit Holdings to have additional indebtedness outstanding of up to $300.0 million, (iv) add a provision allowing Spirit and its subsidiaries on a consolidated basis the ability to make investments in joint ventures not to exceed a total of $50.0 million at any given time, and (v) modify the definition of “Change of Control” to exclude certain circumstances that previously would have been considered a Change of Control. As of December 31, 2008, approximately $577.9 million was outstanding under the Term Loan B, no amounts were outstanding under the Revolver and $13.6 million of letters of credit were outstanding.

Borrowings under the Senior Secured Credit Facilities bear interest at a rate equal to the sum of LIBOR plus the applicable margin (as defined below) or, at our option, the alternate base rate, which will be the highest of (1) the Citicorp North America, Inc. prime rate, (2) the certificate of deposit rate, plus 0.50% and (3) the federal funds rate plus 0.50%, plus the applicable margin. The applicable margin with respect to the Term Loan B is 1.75% per annum in the case of such portion of the Term Loan B that bears interest at LIBOR and 0.75% in the case of such portion of the Term Loan B that bears interest at the alternate base rate. The applicable margin with respect to borrowings under the Revolver is determined in accordance with a performance grid based on our total leverage ratio and ranges from 2.75% to 2.25% per annum in the case of LIBOR advances and from 1.75% to 1.25% per annum in the case of alternate base rate advances. We are also obligated to pay commitment fees of 0.50% per annum on the unused portion of the Revolver and 2.25% per annum on letters of credit. See “Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risks.”

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

The Senior Secured Credit Facilities contain customary affirmative and negative covenants, including restrictions on our ability to incur additional indebtedness, create liens on our assets, engage in transactions with affiliates, make investments, pay dividends, redeem stock and engage in mergers, consolidations and sales of assets. Among the most restrictive covenants are (1) limitation on incurrence of indebtedness which permits indebtedness to finance the acquisition, construction or improvement of capital assets of up to $200 million; Kansas bond financing of up to $100 million; indebtedness to finance acquisitions of up to $40 million; subordinated indebtedness of up to $40 million; unsecured indebtedness of up to $50 million; and certain additional unsecured indebtedness of up to $300 million; and (2) limitation on investments which permits acquisition of non-guarantor and foreign subsidiaries of up to $200 million; investments in non-guarantor and foreign subsidiaries, joint ventures of up to $50 million; and other investments of up to $25 million. The Senior Secured Credit Facilities also contain a financial covenant consisting of a maximum senior credit facility leverage ratio as calculated by dividing Credit Facility Indebtedness by Bank EBITDA. Credit Facility Indebtedness is made up of Term Loan B balance, Revolver balance, and accrued interest at the end of the period being measured. Bank EBITDA is calculated as net income for the most recent four quarters, adjusted for taxes and non cash items including depreciation, amortization, stock compensation, pension income and accretion of long term receivable. The maximum Senior Credit Facility leverage ratio permitted is 3.5:1 for 2008, 3.0:1 for 2009, 2.5:1 for 2010 and 2.25:1 for the remainder of the Term Loan B. At December 31, 2008 the Senior Credit Facility leverage ratio was 1.15:1, which is in compliance with the covenant.

North Carolina Agreements.  On May 14, 2008, Spirit and The North Carolina Global TransPark Authority (“GTPA”) entered into an Inducement Agreement, a Construction Agency Agreement and a Lease Agreement for the construction and lease of a manufacturing facility on an approximately 300 acre site in Kinston, North Carolina (the “NC Facility”). Spirit intends to use the NC Facility for a variety of aerospace manufacturing purposes, including the manufacturing and assembly of aerostructure parts for various customers. Spirit plans to manufacture a portion of the fuselage and the Composite Front Spar for the new Airbus A350 XWB aircraft at the NC Facility.

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

The Lease Agreement provides that GTPA will lease the site and the NC Facility to Spirit for an initial term of approximately 22 years (such term includes the construction period, which is expected to last approximately two years). In addition, Spirit has the option to renew the lease for up to four additional 20-year terms. During the term of the lease, Spirit will make nominal rental payments to GTPA.

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

Additionally, Spirit is subject to termination penalties if certain events occur either during or subsequent to the construction phase of the project, including failure to complete construction of the NC Facility by June 30, 2010, or have certain additional construction work completed by June 30, 2011. Such termination penalties include, in certain instances, the return of the leased NC facility to the GPTA, the release of the remaining funds of the $100 million grant to be used for construction cost from escrow, and the termination fee which, dependent on the amount of jobs created and capital invested in the NC Facility, would not be expected to be material to our financial position or annual results of operations.

Malaysian Facility Agreement.  On June 2, 2008, Spirit Malaysia entered into a Facility Agreement (“Facility Agreement”) for a term loan facility of Ringgit Malaysia (RM) 69.2 million (approximately USD $20.0 million) (the “Malaysia Facility”), with EXIM Bank, to be used towards partial financing of plant and equipment (including the acquisition of production equipment), materials, inventory and administrative costs associated with the establishment of an aerospace-related composite component assembly plant, which is leased, plus potential additional work packages at Malaysia International Aerospace Center in Subang, Selangor, Malaysia (the “Project”). Funds for the Project will be available on a drawdown basis over a twenty-four month period from the date of the Facility Agreement. Spirit Malaysia is scheduled to make periodic draws against the Malaysia Facility.

The indebtedness repayment requires quarterly principal installments of RM 3.3 million (USD $1.0 million) from September 2011 through May 2017, or until the entire loan principal has been repaid.

Outstanding amounts drawn under the Malaysia Facility are subject to a fixed interest rate of 3.5% per annum, payable quarterly. The amount currently drawn as of December 31, 2008 was $8.9 million.

The obligations under the Malaysian Facility are guaranteed by Spirit Malaysia and all obligations under the Malaysia Facility are secured by a first lien over certain equipment used in connection with the Project.

Investment in B787 Program.  We have received cash from Boeing to fund development in connection with the B787 program, for capital expenditures in connection with our other Boeing production work and for stand-alone transition costs. We expect to invest approximately $1.0 billion, excluding capitalized interest, on the B787-8 program for research and development, capitalized pre-production costs and capitalized expenditures (including tooling), of which approximately $867.5 million, excluding capitalized interest, had been spent as of December 31, 2008.

The original B787 Supply Agreement required Boeing to make advance payments to us for production articles in the aggregate amount of $700.0 million. These advances were received by the end of 2007. We must repay those advances, without interest, in the amount of a $1.4 million offset against the purchase price of each of the first five hundred B787 ship sets delivered to Boeing. In the event that Boeing does not take delivery of five hundred B787 ship sets, any advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance repaid at the rate of $84.0 million per year beginning in the year in which we deliver our final B787 production ship set to Boeing, prorated for the remaining portion of the year in which we make our final delivery. Accordingly, portions of the repayment liability are included as current and long-term liabilities in our consolidated balance sheet.

On March 26, 2008, Boeing and Spirit amended their existing B787 Supply Agreement to, among other things, provide for revised payment terms for ship set deliveries from Spirit to Boeing. The Amended B787 Supply Agreement required Boeing to make additional advance payments to Spirit in 2008 in the amount of $396.0 million for production articles, in addition to the $700.0 million received through 2007. The additional advances will be applied against the full purchase price of the ship sets delivered (net of the $1.4 million per ship set applied against the initial $700.0 million of advances described above) until fully repaid. In the event that Boeing does not take delivery of the number of ship sets for which the additional advance payments have been made, any additional advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance repaid beginning the year in which we deliver our final B787 production ship set to Boeing, with the full amount to be repaid no later than the end of the subsequent year.

Receivables from Boeing.  In connection with the Boeing Acquisition, Boeing agreed to make non-interest bearing payments to Spirit in amounts of $45.5 million in 2007, $116.1 million in 2008, and $115.4 million in 2009, in payment for various tooling and capital assets built or purchased by Spirit. Spirit will retain usage rights and custody of the assets for their remaining useful lives without compensation to Boeing. Boeing also contributed $30.0 million, which was received by us in three installments in 2005 and 2006, to partially offset our costs to transition to a stand-alone company.

Tax Incentive Bonds.  Both Spirit and the Predecessor utilized City of Wichita issued Industrial Revenue Bonds (IRBs) to finance self-constructed and purchased real and personal property at the Wichita site. Tax benefits associated with IRBs include provisions for a ten-year complete property tax abatement and a Kansas Department of Revenue sales tax exemption on all IRB funded purchases. Spirit and the Predecessor purchased these IRBs so they are both bondholders and debtor / lessee for the property purchased with the IRB proceeds. Therefore, Spirit and the Predecessor may, and has, offset the amounts invested in these bonds and capital lease obligations for the real and personal property.

The City of Wichita owns the IRB funded property and leases it to Spirit with respect to the bonds issued in December 2005, 2006 and 2008 and to the Predecessor with respect to the bonds issued in December 1998 through

December 2004. Title to the leased property reverts to the lessee when the bonds are redeemed or mature. The bonds issued in 2008, 2006, and 2005 mature ten years from issuance while the bonds issued in 1998 through 2004 mature 25 years after their issuance.

Certain Predecessor property that was subject to Predecessor owned IRBs continues to be subject to those IRBs. In connection with the Boeing Acquisition, the Predecessor assigned its leasehold interest in IRB funded assets and the related bonds to a special purpose trust beneficially owned by Boeing which subleases these assets to Spirit. Pursuant to the sublease terms, the special purpose trust will purchase the assets from the City of Wichita, terminate the leases between the City and the Predecessor, redeem the bonds, and transfer the assets to Spirit when these assets cease to qualify for the ten-year property tax abatement.

The face value for the bonds subleased from the special purpose trust is approximately $512.0 million. In addition, Spirit obtained IRBs in 2005, 2006, and 2008 with a $273.1 million aggregate principal amount. In conjunction with tooling sales to Boeing, Spirit redeemed $31.9 million of IRBs issued in 2006 and cancelled $36.3 million of IRBs issued in 2006.

We have an incentive agreement with the Kansas Department of Commerce, pursuant to which the Kansas Development Finance Authority issued bonds and provided loans to finance eligible projects. The program’s purpose is to provide us with incentives to invest in the State of Kansas. To induce this investment, the Kansas Department of Revenue will rebate certain payroll taxes until the bonds are redeemed or mature. Pursuant to offset provisions in the underlying debt instruments, there are no principal or interest cash payments associated with the bonds.

As debtor, Spirit offsets the amount owed to its wholly owned subsidiary, Spirit AeroSystems Finance, Inc., as bondholder. Therefore, we may offset the amounts invested and obligations for these bonds on a consolidated basis. The $80.0 million in debt instruments will expire in December 2025.

Open Infrastructure Offering (OIO).  On September 29, 2005, we entered into a five-year agreement with International Business Machines Corporation, or IBM, and IBM Credit, LLC, or IBM Credit. This agreement includes the financing of the purchase of software licenses with a value of $26.2 million payable in monthly payments of $0.6 million for 48 months with an interest rate of 7.8%. On July 18, 2006 this initial loan was refinanced. This refinancing agreement increased the monthly payment from $0.6 to $1.0 million and reduced the number of payments by 15 months. During the third quarter of 2006 additional software was purchased totaling $7.9 million and was financed with IBM Credit. These additional loans have a combined monthly payment of $0.4 million and are for terms of 24 and 36 months with effective interest rates of 3.7% and 4.8%, respectively. Under the terms of the OIO Agreement, we would be in default if our credit rating with Standard & Poor’s for secured debt falls below BB-. Our debt rating as of the date of this Annual Report was BB. In the event that IBM or IBM Credit determines that we are in default under the OIO Agreement, we would be required to pay IBM any previously unpaid monthly payments under the agreement and pay IBM Credit a settlement charge. Additionally, if we do not make the required payments to IBM or IBM Credit, as applicable, we could be required to cease using and surrender all licensed program materials financed by IBM Credit and destroy our copies of such program materials. IBM has a security interest in any equipment acquired through the lease agreement included in the OIO. As of December 31, 2008, we had debt related to the OIO Agreement of $1.2 million.

Cash Flow

Twelve Months Ended December 31, 2008

Operating Activities.  Spirit had a net cash inflow of $210.7 million related to operations in the twelve months ended December 31, 2008. This was primarily due to earnings, net of non-cash items, of $373.4 million, and $341.4 million of net customer advances and $93.7 million of net deferred revenue payments, respectively, partially offset by inventory build-up for the start-up of the B787, Gulfstream G250 and G650 programs. Included in the aforementioned net customer advances is $396.0 million from Boeing as a result of the amended payment terms of the B787 Supply Agreement, which was netted against deliveries made in 2007 and 2008.

Investing Activities.  Spirit had a net cash outflow of $119.8 million related to investing activities in the twelve months ended December 31, 2008. This was primarily due to investments of $235.8 million in property, plant and equipment, software and program tooling, partially offset by $116.1 million in Boeing payments to Spirit attributable to the acquisition of title of various tooling and other capital assets.

Financing Activities.  Spirit had a net cash inflow of $3.5 million related to financing activities in the twelve months ended December 31, 2008. This was due primarily to $10.3 million related to proceeds from the Malaysian loan and $15.9 million from governmental grants, partially offset by $15.9 million of payments on long-term debt and $6.8 million in debt issuance costs.

Twelve Months Ended December 31, 2007

Operating Activities.  Spirit had a net cash inflow of $180.1 million related to operations in the twelve months ended December 31, 2007. This was primarily due to earnings, net of non-cash items, of $367.2 million and $193.8 million of customer advances and deferred revenue payments partially offset by inventory build-up for the start-up of the B787 program and other new programs. Customer advances were significantly less in 2007 than in prior years because the payment schedule for the B787 advances from Boeing provided for lower payments in 2007.

Investing Activities.  Spirit had a net cash outflow of $239.1 million related to investing activities in the twelve months ended December 31, 2007. This was primarily due to investments of $288.2 million in property, plant and equipment, software and program tooling. The primary capital expenditures included investment in our B787 facilities and development of our stand-alone computer systems.

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

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2008:

							2015 and
Contractual Obligations(1) (2)	2009	2010	2011	2012	2013	2014	After	Total
	(Dollars in millions)

Principal Payment on Term Loan B	$5.9	$5.9	$5.9	$143.4	$416.8	$—	$—	$577.9
Malaysia Loan	—	—	0.7	1.5	1.5	1.5	3.7	8.9
U.K. Pension Obligation	7.5	—	——	—	—	—	—	7.5
Non-Cancelable Operating Lease Payments	9.8	8.4	6.7	5.5	4.7	2.3	9.6	47.0
Non-Cancelable Capital Lease Payments(3)	1.2	—	—	—	—	—	—	1.2
Interest on Debt(4)	34.9	31.9	26.6	24.3	15.5	—	—	133.2
Purchase Obligations(5)	101.4	40.2	11.8	2.7	0.5	—	—	156.6

Total	$160.7	$86.4	$51.7	$177.4	$439.0	$3.8	$13.3	$932.3

(1)	Does not include repayment of B787 advances to Boeing, which are reflected in our balance sheet as long-term liabilities.

(2)	The $28.2 million of unrecognized tax benefit liability for uncertain tax positions has been excluded from this table due to uncertainty involving the ultimate settlement period. See Note 15, Income Taxes.

(3)	Treats the financing of software license purchases and direct financing of system implementation as capital leases.

(4)	Interest on our debt was calculated for all years using the effective rate as of December 31, 2008 of 5.45%.

(5)	Purchase obligations represent computing, tooling costs, and property, plant and equipment commitments at December 31, 2008.

A Transition Services Agreement, or TSA, with Boeing is excluded from Contractual Obligations shown above because it may be terminated by Spirit with 30 days advance notice. The TSA covers services to be supplied by Boeing to Spirit during the Company’s continuing transition that is scheduled to be completed in 2009. The services supplied by Boeing include computer systems and services, certain financial transaction processing operations, and certain non-production operations. Spirit pays Boeing approximately $1.7 million per month for the remaining services under the TSA.

Our primary future cash needs will consist of working capital, debt service, research and development and capital expenditures. We expend significant capital on research and development during the start-up phase of new programs, to develop new technologies for next generation aircraft and to improve the manufacturing processes of aircraft already in production. Research and development expenditures totaled approximately $48.4 million, $52.3 million, and $104.7 million for the twelve months ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively. We incur capital expenditures for the purpose of maintaining production capacity through replacement of existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $235.8 million, $288.2 million, and $343.2 million for the twelve months ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively. The research and development and capital expenditures are primarily attributable to spending on new programs.

We may from time to time seek to retire our outstanding debt. The amounts involved may be material. In addition, we may issue additional debt if prevailing market conditions are favorable to do so and contractual restrictions permit us to do so.

Off-Balance Sheet Arrangements

Other than operating leases disclosed in the notes to Spirit Holdings’ financial statements included in this Annual Report, we have not entered into any off-balance sheet arrangements as of December 31, 2008.

Tax

We establish reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited in accordance with FIN 48. We recognize the financial statement impact for tax positions only after determining that based on its technical merits the relevant tax authority would more likely than not sustain the position on audit. For tax positions meeting the “more likely than not threshold” the amount recognized in the financial statements is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The reserves are adjusted quarterly to reflect changing facts and circumstances, such as the tax audit’s progress, case law developments, and new or emerging legislation. We believe that with a $28.2 million long-term payable, the tax reserves are adequate and reflect the most probable outcome for all tax contingencies known at December 31, 2008. Accordingly, the tax contingency liability is included as a long-term liability in our consolidated balance sheet.

Expected Backlog

As of December 31, 2008, our expected backlog associated with large commercial aircraft, regional jet, business jet and military equipment deliveries through 2014, calculated based on contractual product prices and expected delivery volumes, was approximately $31.7 billion. This is an increase of $5.2 billion over our corresponding estimate as of the end of 2007 reflecting increased orders due to new business. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing or Airbus announced backlog on our requirements contracts. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2008, may not necessarily represent the actual amount of deliveries or sales for any future period.

Foreign Operations

We engage in business in various non-U.S. markets. As of December 31, 2008, we have a foreign subsidiary with one facility in the United Kingdom, which serves as a production facility, a worldwide supplier base, and a repair center for the European and Middle-Eastern regions. We purchase certain components and materials that we use in our products from foreign suppliers and a portion of our products will be sold directly to foreign customers, including Airbus, or resold to foreign end-users (i.e., foreign airlines and militaries). In addition, Spirit has chosen Malaysia as the location to establish its first Asian manufacturing facility. The facility is expected to be operational in early 2009.

In November 2007, we announced a joint-venture operation with Russian-based Progresstech LTD. The new company, known as Spirit-Progresstech LLC, will operate primarily from a branch office located in Moscow, Russia and will provide aerospace engineering support services.

In April 2008, Spirit entered into a joint venture with Hong Kong Aircraft Engineering Company Limited (HAECO), and its subsidiary, Taikoo Aircraft Engineering Company Limited (TAECO), Cathay Pacific Airways Limited, and Cal-Asia to develop and implement a state-of-the-art composite and metal bond component repair station in the Asia-Pacific region. The service center is called Taikoo Spirit AeroSystems Composite Co. Ltd.

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

For the twelve months ended December 31, 2008, our revenues from direct sales to non-U.S. customers were approximately $465.4 million, or approximately 12% of total revenues for the same period. For the twelve months ended December 31, 2007, our revenues from direct sales to non-U.S. customers were approximately $428.5 million, or approximately 11% of total revenues for the same period. For the twelve months ended December 31, 2006, our revenues from direct sales to non-U.S. customers were approximately $254.1 million, or 8% of total revenues for the same period. All 2006 sales occurred during the period from April 1, 2006 through December 31, 2006, following the acquisition of Spirit Europe.

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

Spirit’s contracts with suppliers currently provide for fixed pricing in U.S. dollars; Spirit Europe’s supply contracts are denominated in U.S. dollars, British pounds sterling and Euros. In some cases our supplier arrangements contain inflationary adjustment provisions based on accepted industry indices, and we typically include an inflation component in estimating our supply costs. Although the raw material industry is experiencing a softening in demand, some specific materials have yet to reflect a corresponding reduction in price. We expect that raw material market pricing volatility will remain a factor that may impact our costs, despite protections in our existing supplier arrangements. We will continue to focus our strategic cost reduction plans on mitigating the effects of this potential cost increase on our operations.

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

Accounts receivable include amounts billed and currently due from customers, amounts earned but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. For the twelve months ended December 31, 2008, approximately 85% of our revenues were from sales to Boeing. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically not been material, we cannot guarantee that we will continue to experience the same credit loss rates in the future.

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

Commodity Price Risks

Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk. We are party to collective raw material sourcing contracts arranged through Boeing, Airbus and BAE Systems. These collective sourcing contracts allow us to obtain raw materials at pre-negotiated rates and help insulate us from market volatility across the industry for certain specialized metallic and composite raw materials used in the aerospace industry. Although our supply agreements with Boeing and requirements contracts with Airbus allow us to pass on certain unusual increases in component and raw material costs to Boeing and Airbus in limited situations, we may not be fully compensated for such increased costs. We also have long-term supply agreements with a number of our major parts suppliers. We, as well as our supply base, are experiencing pricing increases for metallic raw materials (primarily aluminum and titanium) despite softening market demand across the industry. Although the demand pressure has been somewhat eased for certain metallic and composite raw materials, the specialized nature of the materials used in the aerospace industry has prevented a corresponding decrease in prices. We generally do not employ forward contracts or other financial instruments to hedge commodity price risk, although we are reviewing a full range of business options focused on strategic risk management for all raw material commodities.

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

Interest Rate Risks

After the effect of interest rate swaps, as of December 31, 2008, we had $500.0 million of total fixed rate debt and $77.9 million of variable rate debt outstanding as compared to $500.0 million of total fixed rate debt and $83.8 million of variable rate debt outstanding as of December 31, 2007. Borrowings under our Senior Secured Credit Facility bear interest that varies with LIBOR. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $0.8 million.

As required under our Senior Secured Credit Facility, we enter into floating-to-fixed interest rate swap agreements periodically. As of December 31, 2008, the interest swap agreements had notional amounts totaling $500.0 million. In addition, we entered a forward-starting swap effective from July 2009 to replace the swap expiring in July 2009.

				Effective	Fair Value,
		Variable	Fixed	Fixed	December 31,
Principal Amount	Expires	Rate	Rate	Rate (2)	2008
($ in millions)

$300	July 2009	LIBOR	4.30%	6.05%	$(4.0)
$100	July 2010	LIBOR	4.37%	6.12%	$(4.3)
$100	July 2011	LIBOR	4.27%	6.02%	$(6.2)
$300(1)	July 2011	LIBOR	3.23%	4.98%	$(8.5)

(1)	Forward-starting swap effective July 2009 entered into October 2008.

(2)	Effective fixed rates include LIBOR rates plus 175 basis points.

The purpose of entering into these swaps was to reduce our exposure to variable interest rates. In accordance with SFAS No. 133, the interest rate swaps are being accounted for as cash flow hedges and the fair value of the swap agreements is reported on the balance sheet as an asset, if positive, or a liability, if negative. The fair value of the interest rate swaps was a net liability of approximately $23.0 million at December 31, 2008. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques at year end and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.

Foreign Exchange Risks

On April 1, 2006, in connection with the BAE Acquisition, we acquired forward foreign currency exchange contracts denominated in British pounds sterling with notional amounts totaling approximately $94.0 million. The purpose of these forward contracts is to allow Spirit Europe to reduce its exposure to fluctuations of the U.S. dollar exchange rate. The notional amount of the contracts remaining at December 31, 2008 was $18.5 million.

As a result of the BAE Acquisition, we have sales, expenses, assets and liabilities that are denominated in British pounds sterling. Spirit Europe’s functional currency is the British pound sterling. However, sales of Spirit Europe’s products to Boeing and some procurement costs are denominated in U.S. dollars and Euros. As a consequence, movements in exchange rates could cause net sales and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our exposure to currency exchange rate fluctuations. The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

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

In accordance with SFAS No. 133, the foreign exchange contracts for 2009 are being accounted for as cash flow hedges. The fair value of the foreign exchange contracts was a net liability of approximately $2.6 million with a notional amount of $18.5 million at December 31, 2008. At December 31, 2008, a 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have increased our unrealized losses by $1.9 million.

The foreign exchange contracts for 2010 through 2013 are derivatives acquired as part of the BAE Acquisition. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (as amended), these are recorded at mark-to-market through our Statement of Operations on a monthly basis.

($ in millions)	Notional Amount
		Foreign				Risk from 10% Change
	USD	Currency	Average	Average	Net Fair	in Revaluation
Year	Buy/(Sell)	Buy/(Sell)	Contract Rate	Revaluation Rate	Value	Rate

2009	$(18.8)	$11.3	1.6677	1.4588	$(2.3)	$1.9
2010	0.3	(0.2)	1.4838	1.4580	—	—
2011-2013	—	(0.2)	—	—	(0.3)	—

	$(18.5)	$10.9			$(2.6)	$1.9

In accordance with SFAS No. 52, the intercompany revolving credit facility with Spirit Europe is exposed to fluctuations in foreign exchange rates. The fluctuation in rates for 2008 resulted in a loss of $5.5 million reflected in other income/expense.

Other than the interest rate swaps and foreign exchange contracts, we have no other derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

SPIRIT AEROSYSTEMS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Spirit AeroSystems Holdings, Inc. for the periods ended December 31, 2008, December 31, 2007, and December 31, 2006
Report of Independent Registered Public Accounting Firm	66
Consolidated Statements of Operations	67
Consolidated Balance Sheets	68
Consolidated Statements of Shareholders’ Equity	69
Consolidated Statements of Cash Flows	70
Notes to Consolidated Financial Statements	71

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Spirit AeroSystems Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows, present fairly, in all material respects, the financial position of Spirit AeroSystems Holdings, Inc. (the “Company”) at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the three years ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2008). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for its defined benefit pension and other post-retirement plans in 2006.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 20, 2009

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Operations

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31, 2008	December 31, 2007	December 31, 2006
	($ in millions, except per share data)

Net revenues	$3,771.8	$3,860.8	$3,207.7
Operating costs and expenses
Cost of sales	3,163.2	3,197.2	2,934.3
Selling, general and administrative	154.5	192.1	225.0
Research and development	48.4	52.3	104.7

Total operating costs and expenses	3,366.1	3,441.6	3,264.0
Operating income (loss)	405.7	419.2	(56.3)
Interest expense and financing fee amortization	(39.2)	(36.8)	(50.1)
Interest income	18.6	29.0	29.0
Other income (loss), net	(1.2)	8.4	5.9

Income (loss) before income taxes	383.9	419.8	(71.5)
Income tax benefit (provision)	(118.5)	(122.9)	88.3

Net income	$265.4	$296.9	$16.8

Earnings per share
Basic	$1.94	$2.21	$0.15
Diluted	$1.91	$2.13	$0.14

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
	($ in millions)

Current assets
Cash and cash equivalents	$216.5	$133.4
Accounts receivable, net	149.3	159.9
Current portion of long-term receivable	108.9	109.5
Inventory, net	1,882.0	1,342.6
Prepaids	10.1	14.2
Income tax receivable	3.8	9.6
Deferred tax asset — current	62.1	67.3
Other current assets	0.6	6.3

Total current assets	2,433.3	1,842.8
Property, plant and equipment, net	1,068.3	963.8
Long-term receivable	—	123.0
Pension assets	60.1	318.7
Deferred tax asset — non-current	146.0	30.5
Other assets	52.6	61.1

Total assets	$3,760.3	$3,339.9

Current liabilities
Accounts payable	$316.9	$362.6
Accrued expenses	144.3	163.9
Profit sharing/deferred compensation	17.5	18.7
Current portion of long-term debt	7.1	16.0
Advance payments, short-term	138.9	67.6
Deferred revenue, short-term	110.5	42.3
Income taxes payable	1.8	2.5
Other current liabilities	6.3	1.4

Total current liabilities	743.3	675.0
Long-term debt	580.9	579.0
Advance payments, long-term	923.5	653.4
Pension/OPEB obligation	47.3	43.0
Deferred tax liability — non-current	3.4	23.7
Deferred grant income liability	38.8	—
Deferred revenue and other deferred credits	58.6	49.6
Other liabilities	67.5	49.6
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 103,209,446 and 102,693,058 issued and outstanding, respectively	1.0	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 36,679,760 and 36,826,434 shares issued and outstanding, respectively	0.4	0.4
Additional paid-in capital	939.7	924.6
Accumulated other comprehensive income (loss)	(134.2)	117.7
Retained earnings	490.1	222.9

Total shareholders’ equity	1,297.0	1,266.6

Total liabilities and shareholders’ equity	$3,760.3	$3,339.9

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Shareholders’ Equity

				Accumulated	Retained
			Additional	Other	Earnings/
	Common Stock		Paid-in	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Capital	Income	Deficit	Total	Income/(Loss)
	($ in millions)
Balance — December 29, 2005	122,670,336	$1.2	$410.7	$4.2	$(90.3)	$325.8
Net income					16.8	16.8	$16.8
Pension valuation adjustment, net of tax				40.0		40.0
Post-retirement benefit valuation adjustment, net of tax				2.8		2.8
Unrealized gain on cash flow hedges, net of tax				5.8		5.8	5.8
Employee equity awards	1,381,131		51.1			51.1
UEP stock			125.7			125.7
Excess tax benefits from share-based payment arrangements			15.3			15.3
Non-employee equity awards	—	—	5.6			5.6
Equity issuances — IPO, net of issuance costs	10,416,667	0.1	249.2			249.3
Equity issuances — Management	229,047		1.1			1.1
Unrealized gain on currency translation adjustments				19.7		19.7	19.7

Balance — December 31, 2006	134,697,181	1.3	858.7	72.5	(73.5)	859.0	$42.3

Net income					296.9	296.9	$296.9
UEP stock issued	4,812,344	0.1	(0.6)			(0.5)
Employee equity awards	317,652		34.2			34.2
Stock forfeitures	(369,792)		(1.2)			(1.2)
SERP shares issued	96,354	—				—
Excess tax benefits from share-based payment arrangements			34.0			34.0
Unrealized loss on cash flow hedges, net of tax				(8.6)		(8.6)	(8.6)
Unrealized loss on currency translation adjustments, net of tax				(2.2)		(2.2)	(2.2)
Unrealized gain on pension, SERP, Retiree Medical, net of tax				56.0		56.0	56.0
Stock repurchases	(34,247)		(0.5)		(0.5)	(1.0)

Balance — December 31, 2007	139,519,492	1.4	924.6	117.7	222.9	1,266.6	$342.1

Net income					265.4	265.4	$265.4
Employee equity awards	497,903	—	16.4			16.4
Stock forfeitures	(128,189)	—	(0.7)			(0.7)
SFAS 158 measurement date change, net of tax					1.8	1.8
Excess tax liability from share-based payment arrangements			(0.6)			(0.6)
Unrealized loss on cash flow hedges, net of tax				(18.1)		(18.1)	(18.1)
Unrealized loss on pension, SERP, Retiree Medical, net of tax				(190.8)		(190.8)	(190.8)
Unrealized loss on currency translation adjustments, net of tax				(43.0)		(43.0)	(43.0)

Balance — December 31, 2008	139,889,206	$1.4	$939.7	$(134.2)	$490.1	$1,297.0	$13.5

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
	($ in millions)

Operating activities
Net income	$265.4	$296.9	$16.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	122.4	97.4	52.8
Amortization expense	9.4	7.6	12.0
Accretion of long-term receivable	(16.2)	(21.1)	(22.0)
Employee stock compensation expense	15.7	33.0	182.3
Excess tax benefit from share-based payment arrangements	—	(34.0)	(15.3)
Loss from ineffectiveness of hedge contracts	0.4	—	—
(Gain) loss from foreign currency transactions	6.8	(2.1)	—
Loss on disposition of assets	0.3	1.0	0.9
Deferred taxes	(2.8)	9.1	(109.8)
Pension and other post-retirement benefits, net	(28.0)	(20.6)	(24.5)
Changes in assets and liabilities
Accounts receivable	15.3	20.5	(41.9)
Inventory, net	(570.0)	(458.9)	(318.6)
Other current assets	4.0	6.6	(10.5)
Accounts payable and accrued liabilities	(37.6)	24.9	149.4
Profit sharing/deferred compensation	(1.0)	(9.8)	5.5
Advance payments	341.4	123.4	400.0
Income taxes payable	7.0	45.9	(7.9)
Deferred revenue and other deferred credits	93.7	70.4	—
Other	(15.5)	(10.1)	4.4

Net cash provided by operating activities	210.7	180.1	273.6

Investing activities
Purchase of property, plant and equipment	(235.8)	(288.2)	(343.2)
Proceeds from sale of assets	1.9	0.3	0.3
Acquisition of business, net of cash acquired	—	—	(145.4)
Long-term receivable	116.1	45.5	—
Financial derivatives	1.5	3.3	4.7
Investment in joint venture	(3.6)	—	—
Other	0.1	—	10.0

Net cash (used in) investing activities	(119.8)	(239.1)	(473.6)

Financing activities
Proceeds from revolving credit facility	175.0	—	85.0
Payments on revolving credit facility	(175.0)	—	(85.0)
Proceeds from issuance of debt	10.3	—	—
Proceeds from governmental grants	15.9	—	—
Principal payments of debt	(15.9)	(24.7)	(124.0)
Excess tax benefit from share-based payment arrangements	—	34.0	15.3
Debt issuance costs	(6.8)	—	(0.8)
Proceeds from equity issuance	—	—	249.3
Executive stock investments/(repurchase)	—	(1.0)	1.1

Net cash provided by financing activities	3.5	8.3	140.9

Effect of exchange rate changes on cash and cash equivalents	(11.3)	(0.2)	2.1

Net (decrease)/increase in cash and cash equivalents for the period	83.1	(50.9)	(57.0)
Cash and cash equivalents, beginning of the period	133.4	184.3	241.3

Cash and cash equivalents, end of the period	$216.5	$133.4	$184.3

Supplemental information
Interest paid	$35.5	$29.0	$55.1
Income taxes paid	$115.4	$66.7	$29.3
Non-cash financing and investing activities
Change in value of financial instruments	$(24.9)	$(10.9)	$9.0
Property acquired through capital leases	$—	$1.6	$11.5
Property acquired through governmental grants	$37.0	$—	$—

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements
($ in millions other than per share amounts)

1.	Nature of Business

Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). Onex Corporation (“Onex”) of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, Boeing and Hawker Beechcraft Corporation (formerly Raytheon Aircraft Company). Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit’s incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Cessna, Mitsubishi Aircraft Corporation, Southwest Airlines, and Continental Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; and in Wichita. Spirit expects to open a new manufacturing facility in Subang, Malaysia in early 2009 for the production of composite panels for wing components and another manufacturing facility in Kinston, North Carolina in 2010 that will produce components for the Airbus A350 XWB aircraft.

Spirit is the majority participant in KIESC, a tenancy-in-common with other Wichita companies established to purchase natural gas.

In November 2007, Spirit entered into a joint venture with Progresstech LTD of Moscow, Russia called Spirit-Progresstech LLC. Spirit and Progresstech LTD each have a 50% ownership interest in the company, which provides aerospace engineering support services. The $1.7 investment in Spirit-Progresstech LLC to date is accounted for under the equity method of accounting.

In April 2008, Spirit entered into a joint venture with Hong Kong Aircraft Engineering Company Limited (HAECO), and its subsidiary, Taikoo Aircraft Engineering Company Limited (TAECO), Cathay Pacific Airways Limited, and Cal-Asia to develop and implement a state-of-the-art composite and metal bond component repair station in the Asia-Pacific region. The service center is called Taikoo Spirit AeroSystems Composite Co. Ltd., and Spirit owns 25.5% of the company. The $2.2 investment in Taikoo Spirit AeroSystems Composite Co. Ltd. is accounted for under the equity method of accounting.

The accompanying consolidated financial statements include the Company’s financial statements and the financial statements of its majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-K and Article 10 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2008 presentation.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the Company’s financial statements and the financial statements of its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership), are accounted for by the equity method. KIESC is fully consolidated as Spirit owns 77.8% of the entity’s equity. All intercompany balances and transactions have been eliminated in consolidation. Spirit’s U.K. subsidiary uses local currency, the British pound, as its functional currency. All other

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

foreign subsidiaries use local currency as their functional currency with the exception of our Malaysian subsidiary, which uses the British pound.

As part of the monthly consolidation process, the functional currency is translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts as defined by SFAS No. 52, Foreign Currency Translation (as amended).

Acquisition of BAE Aerostructures

On April 1, 2006, the Company completed its purchase of BAE Aerostructures’ operations in Prestwick, Scotland and Samlesbury, England for a cash purchase price of approximately $145.7 and the assumption of certain normal course liabilities (including accounts payable of approximately $67.0), financed with available cash balances. The purpose of the acquisition was to diversify the Company’s revenue base and accelerate growth. The production facilities build structural components for Airbus models A320, A330, A340 and the A380, as well as Boeing models B767 and B777 and the Hawker (Beechcraft) 800 Series. The acquisition of the European unit gave the Company an additional 814 employees at the date of acquisition, all of which are located in the United Kingdom. The European unit is known as Spirit AeroSystems (Europe) Limited (Spirit Europe).

The Company accounted for the acquisition as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations, and recorded the assets acquired and liabilities assumed based upon the fair value of the consideration paid, which is summarized in the following table:

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

The results of operations during fiscal 2008 include an unfavorable impact of cumulative catch-up adjustments relating to 2005, 2006, and 2007 revenues of $22.6 resulting from revised contract accounting estimates primarily as a result of lower forecasted pension income, higher operating costs, and the unfavorable foreign exchange rate movements for Wing Systems segment products.

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

Revenue Recognition

A significant portion of the Company’s revenues are recognized under long-term, volume-based pricing contracts, requiring delivery of products over several years. The Company recognizes revenue under the contract method of accounting and records sales and profits on each contract in accordance with the percentage-of-completion method of accounting, primarily using the units of delivery method. Revenues from non-recurring design work are recognized based on substantive milestones or use of the cost to cost method, depending on facts and circumstances, that are indicative of our progress toward completion. We follow the requirements of Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts (the contract method of accounting), using the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impact of revisions in estimates is recognized immediately when changes in estimated contract profitability become known.

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

For revenues not recognized under the contract method of accounting, the Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Shipping and handling costs are included in cost of sales. Revenues earned from providing maintenance services including any contracted research and development are recognized when the service is complete or other contractual milestones are attained.

Since Boeing retained title to tooling assets and provides such tooling to the Company at no cost, the Company treats the amortization of Boeing-owned tooling as a reduction to revenues as required by Emerging Issues Task Force (“EITF”) 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products). Purchase accounting adjustments in 2006 related to the pension asset resulted in lower assigned value to the Boeing owned tooling which in turn reduced the amortization year-over-year. The Company recognized $13.7, $13.5, and $8.5, as a reduction to net revenues for the periods ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively. The Company expects to recognize the following amounts as reductions to net revenues each of the next two years after which the Boeing owned tooling becomes fully amortized.

2009	$8.7
2010	1.9

Research and Development

Research and development includes costs incurred for experimentation, design and testing and are expensed as incurred as required under the provisions of SFAS No. 2, Accounting for Research and Development Costs.

Government Grants

As part of our site construction projects in Kinston, North Carolina and Subang, Malaysia, we have the potential benefit of grants related to government funding of a portion of these buildings and other specific capital assets. Due to the terms of the lease agreements, we are deemed to own the construction projects. During the construction phase of the facilities, as amounts eligible under the terms of the grants are expended, we will record that spending as Property, Plant and Equipment (construction-in-progress) and Deferred Grant Income Liability (less the present value of any future minimum lease payments). Upon completion of the facilities, the Deferred Grant Income will be amortized as a component of production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the Deferred Grant Income related to the capital investment criteria, which represents half of the grant, will be amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the Deferred Grant Income will be amortized over a ten year period in a manner consistent with the job performance criteria. In Malaysia, the Deferred Grant Income will be amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of December 31, 2008, we recorded $38.8 within Property, Plant and Equipment and Other Long-Term Liabilities (Deferred Grant Income) related to the use of grant funds in Malaysia and North Carolina. Of this amount, $37.0 in capital represents transactions where funds have been paid directly to contractors by an agency of the Malaysian Government in the case of Malaysia, and by the escrow agent in North Carolina, so they are not reflected on the Statement of Cash Flows.

Joint Venture

The investment resulting in a 50% ownership interest in Spirit-Progresstech LLC totaled $1.7 at December 31, 2008 and is accounted for under the equity method of accounting.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The investment resulting in a 25.5% ownership interest in Taikoo Spirit AeroSystems Composite Co. Ltd. totaled $2.2 at December 31, 2008 and is accounted for under the equity method of accounting.

Cash and Cash Equivalents

Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts may also be accrued as a result of the volume-based pricing program in place with Boeing. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables. Account balances are charged off against the allowance after the potential for recovery is considered remote. The Company’s allowance for doubtful accounts was approximately $0.1 and $1.3 at December 31, 2008 and December 31, 2007, respectively.

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

The Company reviews its general stock materials and spare parts inventory each quarter to identify impaired inventory, including excess or obsolete inventory, based on historical sales trends and expected production usage. Impaired inventories are written off in the period identified.

Finished goods inventory is stated at its estimated average per unit cost based on all units expected to be produced.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is applied using a straight-line method over the useful lives of the respective assets as described in the following table:

Estimated Useful Life

Land improvements	20 years
Buildings	40 years
Machinery and equipment	3-11 years
Tooling — Airplane program — B787, Rolls Royce	5-20 years
Tooling — Airplane program — all others	2-10 years
Capitalized software	3-7 years

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation expense related to capitalized software was $21.2, $17.7, and $11.3 for the periods ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively.

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

Impairment or Disposal of Long-Lived Assets and Goodwill

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under the standard, assets must be classified as either held-for-use or available-for-sale. An impairment loss is recognized when the carrying amount of an asset that is held-for-use exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of the asset exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets available-for-sale, an impairment loss is recognized when the carrying amount exceeds the fair value less cost to sell. The Company performs an annual impairment test for goodwill in the fourth quarter of each year, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

Deferred Financing Costs

Costs relating to long-term debt are deferred and included in other assets. These costs are amortized over the term of the related debt or debt facilities, and are included as a component of interest expense.

Derivative Instruments and Hedging Activity

The Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. To account for our derivative financial instruments, we follow the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138 (“SFAS No. 133”). Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item or when the hedge is no longer effective. The Company presents the cash flows associated with our derivatives as a component of the investing section of the Statement of Cash Flows. Our use of derivatives has generally been limited to interest rate swaps, but in fiscal 2006 the Company also began using derivative instruments to manage our risk associated with U.S. dollar denominated contracts negotiated by Spirit Europe.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP No. 157-2. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. See Note 10, Fair Value Measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

Level 1 — Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2 — Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Valuations based on unobservable inputs reflecting our own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The carrying amounts of certain of our financial instruments including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities.

The Company’s long-term debt consists of obligations with variable interest rates. The estimated fair value of our long-term debt obligations is based on the quoted market prices for such debt obligations. The estimated fair value of long-term debt at December 31, 2008 with a carrying value of $586.8 is $487.0. The estimated fair value of long-term debt at December 31, 2007 with a carrying value of $583.8 was $575.8.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). The income tax provision is calculated for all jurisdictions in which we operate. This process involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability and a valuation allowance is established with a corresponding additional income tax provision recorded in our Consolidated Statements of Income if their recovery is not considered likely. The provision for income taxes could also be materially impacted if actual taxes due differ from our earlier estimates. The effect of changes in tax rates is recognized during the period in which the rate change is enacted.

We file income tax returns in all jurisdictions in which we operate. We establish reserves to provide for additional income taxes that may be due in future years related to previously filed tax returns are audited in accordance with FIN 48. We recognize the financial statement impact for tax positions only after determining that based on its technical merits the relevant tax authority would more likely than not sustain the position on audit. For tax positions meeting the “more likely than not threshold” the amount recognized in the financial statements is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. These reserves and applicable interest have been established based upon management’s assessment of the potential exposure attributable to permanent and temporary differences. All tax reserves are analyzed periodically and adjustments are made as events occur that warrant modification. We use the flow-through accounting method for investment tax credits. Under this method, investment tax credits reduce income tax expense.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Stock-Based Compensation and Other Share-Based Payments

The Company’s employees are participants in various stock compensation plans. The Company accounts for stock option plans, restricted share plans and other stock-based payments in accordance with SFAS No. 123(R), Share-Based Payment. The expense attributable to the Company’s employees is recognized over the period the amounts are earned and vested, as described in Note 14.

Warranty

Provisions for estimated expenses related to product warranties and certain extraordinary rework are made at the time products are sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims. The Company’s provision for warranty and extraordinary rework expenses at December 31, 2008 and December 31, 2007 was $6.5 and $9.9, respectively.

The following is a roll-forward for the warranty and extraordinary rework provision as of December 31, 2008 and December 31, 2007:

	2008	2007

Balance, January 1	$9.9	$9.6
Charges to costs and expenses	0.4	0.9
Write-offs, net of recoveries	(2.9)	(0.7)
Exchange rate	(0.9)	0.1

Balance, December 31	$6.5	$9.9

Pensions and Other Post-Retirement Benefits

We account for pensions and other post-retirement benefits in accordance with SFAS No. 87, Employers’ Accounting for Pensions and SFAS No. 106, Employers’ Accounting for Post-retirement Benefits Other Than Pensions, both as modified by SFAS 132(R), Employers’ Disclosures about Pensions and Other Post-retirement Benefits (As Amended) and SFAS 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Post-retirement Plans. The Financial Accounting Standards Board issued and we adopted SFAS 158 during 2006, which requires companies to reflect the funded status for each of their defined benefit and post-retirement plans on the balance sheet. In 2007 and 2006 we used November 30 as our measurement date. Beginning in 2008, we are required to and have used December 31 as our measurement date.

Assumptions used in determining the benefit obligations and the annual expense for our pension and post-retirement benefits other than pensions are evaluated and established in conjunction with an independent actuary.

We set the discount rate assumption annually for each of our retirement-related benefit plans as of the measurement date, based on a review of projected cash flows and long-term high-quality corporate bond yield curves. The discount rate determined on each measurement date is used to calculate the benefit obligation as of that date, and is also used to calculate the net periodic benefit expense/(income) for the upcoming plan year.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Fiscal Year End

The Company’s fiscal years ended on December 31, 2006, December 31, 2007, and December 31, 2008. Both Holdings’ and Spirit’s fiscal quarters end on the Thursday closest to the calendar quarter end.

New Accounting Standards

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

In December 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired to be measured at their fair value on the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period that begins on or after December 15, 2008, and is effective for the Company at the beginning of fiscal 2009. Early adoption is prohibited.

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which identifies the sources of accounting principles and the framework for selecting the principles to

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 did not have a material impact on our financial position or results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-06 (“EITF 08-06”), “Equity Method Investment Accounting Considerations”. EITF 08-06 addresses the accounting for equity method investments as a result of the accounting changes prescribed by SFAS No 141(R) and SFAS No. 160. EITF 08-06 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-06 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We do not believe that the adoption of EITF 08-06 will have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP amends SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. In addition, this FSP also includes a technical amendment to Statement 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is prepared. The disclosures about plan assets required by this FSP are required in the fiscal year ending December 15, 2009. We do not expect the adoption of FSP FAS 132(R)-1 to have a material impact on our financial position or results of operations.

3.	Accounts Receivable

Accounts receivable, net consists of the following:

	December 31,	December 31,
	2008	2007

Trade receivables	$101.2	$154.9
Volume-based pricing accrual	29.7	—
Employee receivables	1.9	—
Other	16.6	6.3

Total	149.4	161.2
Less: allowance for doubtful accounts	(0.1)	(1.3)

Accounts receivable, net	$149.3	$159.9

4.	Inventory

Inventories are summarized as follows:

	December 31,	December 31,
	2008	2007

Raw materials	$176.3	$169.9
Work-in-process	1,260.3	866.2
Finished goods	27.5	27.0

Product inventory	1,464.1	1,063.1
Capitalized pre-production	417.9	279.5

Total inventory, net	$1,882.0	$1,342.6

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Inventories are summarized by platform as follows:

	December 31,	December 31,
	2008	2007

B737	$309.6	$340.9
B747(1)	154.2	90.7
B767	16.6	15.7
B777	166.4	152.0
B787(2)	768.3	527.3
Airbus — All platforms	70.7	86.4
Gulfstream(3)	224.7	44.9
Rolls-Royce	43.7	10.8
Cessna	20.0	—
Aftermarket	25.7	18.6
Other in-process inventory related to long-term contracts and other programs(4)	82.1	55.3

Total inventory	$1,882.0	$1,342.6

(1)	B747 inventory includes $63.6 and $19.7 in non-recurring production costs at December 31, 2008 and December 31, 2007, respectively related to the B747-8 program.

(2)	B787 inventory includes $235.4 and $238.0 in capitalized pre-production costs at December 31, 2008 and December 31, 2007, respectively.

(3)	Gulfstream inventory includes $182.5 and $39.5 in capitalized pre-production costs at December 31, 2008 and December 31, 2007, respectively.

(4)	Includes non-program specific inventoriable cost accruals and miscellaneous other work-in-process.

Capitalized pre-production costs include certain costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically recovered over a certain number of ship set deliveries and the Company believes these amounts will be fully recovered.

At December 31, 2008, work-in-process inventory included $162.0 of deferred production costs, of which is comprised of $169.4 is related to B787, $30.6 on certain contracts for the excess of production costs over the estimated average cost per ship set and ($38.0) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks. These balances were $57.1 and ($50.4), respectively, at December 31, 2007. Recovery of excess over average deferred production costs is dependent on the number of ship sets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts will be fully recovered.

Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

5.  Property, Plant and Equipment

Property, plant and equipment, net consists of the following:

	December 31,	December 31,
	2008	2007

Land	$15.5	$19.2
Buildings (including improvements)	206.5	178.2
Machinery and equipment	512.8	396.7
Tooling	428.9	384.7
Construction in progress	204.3	164.4

Total	1,368.0	1,143.2
Less: accumulated depreciation	(299.7)	(179.4)

Property, plant and equipment, net	$1,068.3	$963.8

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $5.4 and $7.5 for the twelve months ended December 31, 2008 and December 31, 2007, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized $85.0, $106.6, and $109.0 of repair and maintenance expense for the twelve months ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively.

6.	Long-Term Receivable

In connection with the acquisition of Spirit, Boeing is required to make future non-interest bearing payments to Spirit attributable to the acquisition of title of various tooling and other capital assets to be determined by Spirit. Spirit will retain usage rights and custody of the assets for their remaining useful lives without compensation to Boeing. Since Spirit retains the risks and rewards of ownership to such assets, Spirit recorded such amounts as consideration to be returned from Boeing. The discounted receivable is accreted as interest income until payments occur and are recorded as a component of other assets. The accretion of interest income was $16.2 in fiscal 2008, $21.1 in fiscal 2007 and $22.0 in fiscal 2006.

The following is a schedule of future payments from our long-term and short-term receivables:

2009	$115.4

A discount rate of 9.75% was used to record these payments at their estimated present value of $108.9 and $208.8 at December 31, 2008 and December 31, 2007, respectively. At December 31, 2008, the remaining balance of this receivable was $108.9, of which all is current.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

7.	Other Assets

Other assets are summarized as follows:

	December 31,	December 31,
	2008	2007

Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	25.3	34.3

Total intangible assets	37.0	46.0
Less: Accumulated amortization-patents	(0.6)	(0.4)
Accumulated amortization-favorable leasehold interest	(2.5)	(1.9)
Accumulated amortization-customer relationships	(8.7)	(7.5)

Intangible assets, net	25.2	36.2
Deferred financing costs, net	14.3	12.2
Fair value of derivative instruments	3.8	5.5
Goodwill — Europe	2.7	3.7
Equity in net assets of affiliates	3.9	—
Other	2.7	3.5

Total	$52.6	$61.1

Deferred financing costs are recorded net of $14.7 and $10.1 of accumulated amortization at December 31, 2008 and December 31, 2007, respectively. Included in deferred financing fees was an additional $6.8 of financing costs associated with the March 18, 2008 amendment to the Second Amended and Restated Credit Facility (see Note 11 below).

The Company recognized $4.7, $5.1, and $3.4 of amortization expense of intangibles for the twelve months ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively.

Estimated amortization expense associated with the Company’s amortizable intangible assets for each of the next five years is as follows:

2009	$4.7
2010	$4.7
2011	$4.7
2012	$4.7
2013	$4.7

8.	Advance Payments and Deferred Revenue/Credits

Advance payments.  Advance payments are those payments made to Spirit by third parties made in contemplation of the future performance of services, receipt of goods, incurrence of expenditures, or for other assets to be provided by Spirit on a contract and is repayable if such obligation is not satisfied. The amount of advance payments to be recovered against units delivering within a year is classified as a short term liability, with the balance of the unliquidated advance payments classified as a long-term liability.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Deferred revenue.  Deferred revenue consists of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables. These payments are classified as deferred revenue when received, and reclassified to revenue as the production units to which the surcharge applies are delivered.

Advance payments and deferred revenue/credits are summarized by platform as follows:

	December 31,	December 31,
	2008	2007

B737	$87.3	$74.5
B747	8.0	9.5
B787	1,019.9	697.6
Airbus — All platforms	52.6	4.8
Gulfstream	42.5	23.4
Other	21.2	3.1

Total advance payments and deferred revenue/credits	$1,231.5	$812.9

9.	Derivative and Hedging Activities

In July 2005, in connection with the execution of the credit agreement as described in Note 11, the Company entered into floating-to-fixed interest rate swap agreements with notional amounts totaling $500.0. In addition, we entered a forward-starting swap effective from July 2009 to replace the swap expiring in July 2009. The terms and fair value of the swaps are as follows:

				Effective	Fair Value,
		Variable	Fixed	Fixed	December 31,
Principal Amount	Expires	Rate	Rate	Rate (2)	2008

$300	July 2009	LIBOR	4.30%	6.05%	$(4.0)
$100	July 2010	LIBOR	4.37%	6.12%	$(4.3)
$100	July 2011	LIBOR	4.27%	6.02%	$(6.2)
$300(1)	July 2011	LIBOR	3.23%	4.98%	$(8.5)

(1)	Forward-starting swap effective July 2009 entered into in October 2008.

(2)	Effective fixed rates include LIBOR rates plus 175 basis points.

The purpose of entering into these swaps was to reduce Spirit’s exposure to variable interest rates. The settlement and maturity dates are provided above. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138, the interest rate swaps are being accounted for as cash flow hedges. The fair value of the interest rate swaps was a liability (unrealized loss) of ($23.0) at December 31, 2008 and a liability (unrealized loss) of ($3.5) at December 31, 2007. The after-tax impact of ($12.1) and ($2.2) was recorded as a component of Other Comprehensive Income for the periods ended December 31, 2008 and December 31, 2007, respectively. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques at year-end and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.

In April 2006, the Company acquired BAE Aerostructures headquartered in Prestwick, Scotland. The functional currency of BAE Aerostructures is the British pound sterling with approximately 83% of revenues from contracts denominated in British pounds and 75% of purchases denominated in British pounds. To reduce the

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

risks associated with the changes in exchange rates on sales and purchases denominated in other currencies, Spirit enters into foreign currency exchange contracts. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the foreign currency exchange contracts are being accounted for as cash flow hedges. The fair value of the forward contracts was a net liability of $2.6 as of December 31, 2008 and a net asset of $7.7 as of December 31, 2007. The after-tax impact of ($6.0) and ($1.1) was recorded as a component of Other Comprehensive Income for the periods ended December 31, 2008 and December 31, 2007, respectively.

Spirit, as of December 31, 2008 and December 31, 2007, did not hold any derivative instruments for trading purposes. The only derivatives that Spirit transacts are interest rate swaps related to its variable interest rate on debt and foreign currency exchange contracts related to U.S. dollar receipts and purchases in its foreign subsidiary, Spirit Europe. On the date a derivative contract is entered into, Spirit designates the derivative as a hedge of the variability of cash flows to be received or paid related to the debt or foreign exchange contract, as an asset or liability (cash flow hedge). For such hedges, Spirit formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instruments, the item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking such derivatives that are designated as cash-flow hedges specific to debt liabilities on the balance sheet. Spirit also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability of cash flows associated with variable-rate long-term debt obligations are reported in Accumulated Other Comprehensive Income, net of tax. Similarly, the changes in fair value of the foreign currency exchange contracts designated as cash-flow hedges are also reported in Accumulated Other Comprehensive Income, net of tax. These amounts related to interest rate swaps subsequently are reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. Reclassification of the amounts related to the foreign currency exchange contracts are recorded to revenues in the same period in which the contract is settled. If Spirit receives funds from the interest rate swaps, the amount received is classified as interest expense.

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

10.	Fair Value Measurements

SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard discloses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market. Quoted market prices are used to measure fair value for the underlying investments in our money market fund.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Observable inputs, such as current and forward interest rates and foreign exchange rates, are used in determining the fair value of our interest rate swaps and foreign currency hedges.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets and liabilities. Level 3 assets and liabilities includes financial instruments whose value is determined using pricing models, discounted cash flows methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Fair Value Measurements
	December 31, 2008			At December 31, 2008, Using
				Quoted Prices in	Significant
				Active Markets	Other	Significant
	Total Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount on	Measured at	Measured at	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

Interest Swaps	$(23.0)	$—	$(23.0)	$—	$(23.0)	$—
Foreign Currency
Hedges	$(2.6)	$3.8	$(6.4)	$—	$(2.6)	$—

The fair value of the interest rate swap and foreign currency hedges are determined by using mark-to-market reports generated for each derivative and evaluated for counterparty risk. In the case of the interest rate swaps, the Company evaluated the counterparty using credit default swaps, historical default rates and credit spreads. For the twelve months ended December 31, 2008, the Company recorded $0.4 of expense for the ineffective portion of the change in fair value of interest rate swaps as a component of Interest Expense.

11.	Debt

Credit Agreement

In connection with the Boeing Acquisition, Spirit executed an $875.0 credit agreement that consisted of a $700.0 senior secured term loan used to fund the acquisition and pay all related fees and expenses associated with the acquisition and the credit agreement, and a $175.0 senior secured revolving credit facility. On November 27, 2006, the credit agreement was amended to, among other things, increase the revolving credit facility to $400.0. Commitment fees associated with the revolver total 50 basis points on the undrawn amount and 225 basis points on letters of credit. On March 18, 2008, Spirit entered into an amendment (the “Amendment”) to its Second Amended

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

and Restated Credit Agreement dated as of November 27, 2006 (as amended). As a result of the Amendment, the revolving credit facility and the $700.0 term loan B were amended to, among other things, (i) increase the amount of the revolver from $400.0 to $650.0, (ii) increase from $75.0 to $200.0 the amount of indebtedness Spirit and its subsidiaries can incur on a consolidated basis to finance acquisitions of capital assets, (iii) add a provision allowing Spirit and Spirit Holdings to have additional indebtedness outstanding of up to $300.0, (iv) add a provision allowing Spirit and its subsidiaries on a consolidated basis the ability to make investments in joint ventures not to exceed a total of $50.0 at any given time, and (v) modify the definition of “Change of Control” to exclude certain circumstances that previously would have been considered a Change of Control. The maturity date and interest cost of both our senior secured term loan and revolving credit facility remains unchanged. The entire asset classes of the Company, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility.

There are provisions in the agreement that require mandatory prepayments to be made with specified percentages of net cash proceeds received by Spirit and its subsidiaries from the sale of certain assets or the incurrence of additional debt not otherwise permitted under the credit agreement and certain insurance and indemnity payments. In addition, Spirit is required to prepay the loans annually with a percentage of its excess cash flow (as calculated in accordance with the credit agreement) if the Company’s leverage ratio is greater than 2.5x. As of December 31, 2008 no additional payment is anticipated. The amended secured term loan matures September 2013 and the revolving facility matures June 2010. As of December 31, 2008 and December 31, 2007, the outstanding balance of the term loan was $577.9 and $583.8, respectively. No amounts were outstanding under the revolving credit facility at either December 31, 2008 or December 31, 2007.

Prior to the November 27, 2006 amendment of the credit agreement, the borrowings under the term loan bore interest based on LIBOR plus an interest rate margin of 2.35% or a base rate plus an interest rate margin of 1.35%, which in either case, included 0.1% payable to an affiliate of Onex. With the amendment dated November 27, 2006, the interest rate margin was reduced to 1.75% for term loans bearing interest based on LIBOR, and 0.75% for term loans bearing interest based on the base rate, and the 0.1% payable to the affiliate of Onex was eliminated, (interest rates at December 31, 2008 and December 31, 2007 were 5.45% and 6.90%, respectively), payable quarterly. In connection with the term loan, Spirit entered into interest rate swap agreements to fix the interest rate on $500.0 of the term loan, as described in Note 11. The borrowings under the revolving facility bear interest based on LIBOR or a base rate plus an interest rate margin of up to 2.25%, and 1.75%, respectively, payable at maturity or quarterly, whichever comes first.

The amended credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. This agreement also contains a financial covenant, consisting of a maximum total leverage ratio that decreases over time, currently at 3.5x in 2008, 3.0x in 2009, 2.5x in 2010, and 2.25x in 2011 through 2013. The leverage ratio compares the balance of total senior credit facility debt to an adjusted EBITDA, which is the amount of income (loss) from operations before depreciation and amortization expenses and other specifically identified exclusions. The leverage ratio is calculated each quarter in accordance with the credit agreement. Failure to meet this financial covenant would be an event of default under the senior secured credit facility. The Company remained in compliance with such covenant as of and during the fiscal periods ending December 31, 2008 and December 31, 2007.

Malaysian Term Loan

On June 2, 2008, Spirit’s wholly owned subsidiary, Spirit AeroSystems Malaysia SDN BHD (“Spirit Malaysia”) entered into a Facility Agreement (“Facility Agreement”) for a term loan facility of Ringgit Malaysia (RM) 69.2 (approximately USD $20.0) (the “Malaysia Facility”), with EXIM Bank to be used towards partial

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

financing of plant and equipment (including the acquisition of production equipment), materials, inventory and administrative costs associated with the establishment of an aerospace-related composite component assembly plant, plus potential additional work packages in Malaysia at the Malaysia International Aerospace Center in Subang, Selangor, Malaysia (the “Project”). Funds for the Project will be available on a drawdown basis over a twenty-four month period from the date of the Malaysia Facility Agreement. Spirit Malaysia is scheduled to make periodic draws against the Malaysia Facility.

The indebtedness repayment requires quarterly principal installments of RM 3.3 (USD $1.0) from September 2011 through May 2017, or until the entire loan principal has been repaid.

Outstanding amounts drawn under the Malaysia Facility are subject to a fixed interest rate of 3.5% per annum, payable quarterly.

Total debt shown on the balance sheet is comprised of the following:

	December 31,	December 31,
	2008	2007

Senior secured debt (short and long-term)	$577.9	$583.8
Malaysian term loan	8.9	—
Present value of capital lease obligations	1.2	11.2

Total	$588.0	$595.0

Principal Repayment — Senior Secured Debt

The annual minimum repayment requirements for the next five years on the senior secured debt are as follows:

As of
December 31,
2008

2009	$5.9
2010	$5.9
2011	$5.9
2012	$143.4
2013	$416.8

Principal Repayment — Malaysia Loan

The annual minimum repayment requirements for the next five years on the Malaysian loan are as follows:

As of
December 31,
2008

2009	$—
2010	$—
2011	$0.7
2012	$1.5
2013	$1.5
Thereafter	$5.2

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

12.	Pension and Other Post-Retirement Benefits

Multi-Employer Pension Plan

In connection with the collective bargaining agreement signed with the International Association of Machinists and Aerospace Workers (IAM), the Company contributes to a multi-employer defined benefit pension plan (IAM National Pension Fund). The level of contribution, as specified in the bargaining agreement, is fixed over the five year contract period at $1.35 per hour of employee service. The collective bargaining agreement with the United Automobile, Aerospace & Agricultural Implement Workers of America (UAW), specifies that the Company will contribute $1.25 per hour to a multi-employer defined benefit pension plan (IAM National Pension Fund) beginning in 2006. The UAW bargaining agreement provided for a $0.05 increase per hour in the contribution rate beginning in 2008, and an additional $0.05 increase per hour beginning in 2010.

The Company made contributions of $18.0 and $17.9 to the IAM National Pension Fund on behalf of IAM and UAW members for the twelve months ended December 31, 2008 and December 31, 2007, respectively.

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

The Company recorded $33.6 and $31.5 in contributions to these plans for the twelve months ended December 31, 2008 and December 31, 2007, respectively.

On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan in the U.K. for those employees who are hired after the date of acquisition. Under the plan, the Company contributes 8% of basic salary while participating employees are required to contribute 4% of basic salary. The Company recorded $0.4 in contributions for the period ending December 31, 2008, $0.2 in contributions for the period ending December 31, 2007, and $0.2 in contributions to this plan for the period April 1, 2006 through December 31, 2006.

Defined Benefit Pension Plans

Effective June 17, 2005, pension assets and liabilities were spun-off from three Boeing qualified plans into four qualified Spirit AeroSystems plans for each Spirit AeroSystems employee who did not retire from Boeing by August 1, 2005. Effective December 31, 2005, all four qualified plans were merged together. In addition, Spirit AeroSystems has one nonqualified plan providing supplemental benefits to executives (SERP) who transferred from a Boeing nonqualified plan to a Spirit AeroSystems plan and elected to keep their benefits in this plan. Both plans are frozen as of the date of acquisition (i.e., no future service benefits are being earned in these plans). We intend to fund our qualified pension plan through a trust. Pension assets are held in trust solely for the benefit of the pension plans’ participants, and are structured to maintain liquidity that is sufficient to pay benefit obligations.

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

Other Post-Retirement Benefit Plans

The Company also has post-retirement health care coverage for eligible U.S. retirees and qualifying dependents prior to age 65. Eligibility for employer-provided benefits is limited to those employees who were employed at the date of acquisition (Spirit) and retire on or after attainment of age 62 and 10 years of service. Employees who do not satisfy these eligibility requirements can retire with post-retirement medical benefits at age 55 and 10 years of service, but they must pay the full cost of medical benefits provided.

Changes Required by FAS 158

During 2006, the FASB issued Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) (“SFAS No. 158”). In accordance with this statement, the Company has reflected the year-end funded status for each defined benefit and other post-retirement benefit plan on the Company’s balance sheet. As of December 31, 2008, we reflect an asset of $60.1 for our qualified pension plan, a liability of $0.8 for our nonqualified pension plan and a liability of $44.4 for our post-retirement medical plan. For the U.K. plan, we reflect a liability of $2.1 as of December 31, 2008. The pension and post-retirement medical plan adjustment to accumulated other comprehensive income (AOCI) for the fiscal year ended December 31, 2008 is $307.9 or $190.8, net of tax. The Company recorded $3.0 and $2.9 in expense associated with its post-retirement medical plans for the fiscal years ended December 31, 2008 and December 31, 2007, respectively.

SFAS No. 158 also required that the Company change its measurement date from November 30 to the fiscal year-end (i.e., December 31) by year-end 2008. To facilitate this change for the U.S. plans, the Company has elected to apply the transition option under which a 13-month measurement was determined as of November 30, 2007 that covers the period until the fiscal year-end measurement is required on December 31, 2008. As a result, an adjustment to retained earnings was recorded in the first half of fiscal year 2008 as follows: pension income of $3.2 and other post-retirement benefits expense of $0.3, resulting in a net adjustment to increase retained earnings by $1.8, net of $1.1 in tax. Because our Europe plans historically used a December 31 measurement date, no transition was necessary for these plans.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Obligations and Funded Status

The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the Consolidated Balance Sheets for the fiscal years 2008 and 2007. Benefit obligation balances presented in the table reflect the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the Company’s pension plans, and accumulated post-retirement benefit obligations (APBO) for the Company’s post-retirement medical plan. Effective for the fiscal year ending December 31, 2008, the Company now uses an end of fiscal year measurement date of December 31 for its U.S. pension and post-retirement medical plans as required by FAS 158.

			Other
	Pension Benefits		Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2008	2007	2008	2007

Change in projected benefit obligation:
Beginning Balance	$559.7	$613.3	$33.6	$33.1
Acquisitions	—	—	—	—
Service Cost	—	—	1.6	1.6
Interest Cost	40.1	35.3	2.2	1.7
Amendments	—	—	—	—
Actuarial (gains) and losses	21.1	(88.0)	7.0	(2.8)
Benefits paid	(1.8)	(0.9)	—	—

Projected benefit obligation at the end of the period	$619.1	$559.7	$44.4	$33.6

Assumptions used to determine benefit obligation:
Discount rate	6.07%	6.60%	6.34%	6.40%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	9.00%	10.00%
Ultimate trend rate	N/A	N/A	5.00%	5.00%
Year that ultimate trend rate is reached	N/A	N/A	2013	2013
Change in fair value of plan assets:
Beginning Balance	$877.7	$819.9	$—	$—
Acquisitions	—	—	—	—
Actual return on assets	(195.7)	60.9	—	—
Benefits paid	(1.7)	(0.9)	—	—
Expenses paid	(1.9)	(2.2)	—	—

Ending Balance	$678.4	$877.7	$—	$—

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$59.3	$318.0	$(44.4)	$(33.6)
Employer contributions between measurement date and fiscal year-end	—	—	—	—

Net amounts recognized	$59.3	$318.0	$(44.4)	$(33.6)

Amounts recognized in the balance sheet:
Noncurrent assets	$60.1	$318.7	$—	$—
Current liabilities	—	—	—	—
Noncurrent liabilities	(0.8)	(0.7)	(44.4)	(33.6)

Net amounts recognized	$59.3	$318.0	$(44.4)	$(33.6)

Amounts not yet reflected in net periodic benefit cost and included in AOCI (FAS 158):
Prior service cost credit	$—	$—	$—	$—
Accumulated gain (loss)	(156.0)	144.5	(0.6)	7.0

Accumulated other comprehensive income (AOCI)	$(156.0)	$144.5	$(0.6)	$7.0
Cumulative employer contributions in excess of net periodic benefit cost	215.3	173.5	(43.8)	(40.6)

Net amount recognized in statement of financial position	59.3	318.0	(44.4)	(33.6)
Information for pension plans with benefit obligations in excess of plan assets
Projected benefit obligation/APBO	$0.8	$0.7	$44.4	$33.6
Accumulated benefit obligation	0.8	0.7	—	—
Fair value assets	—	—	—	—

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2008	2007

Change in projected benefit obligation:
Beginning Balance	$29.6	$28.5
Acquisitions	—	—
Service Cost	8.0	7.9
Interest Cost	1.5	1.4
Employee contributions	0.1	0.1
Amendments	—	—
Actuarial (gains) and losses	(6.1)	(9.0)
Settlements	—	—
Benefits paid	(0.1)	(0.1)
Rebates from U.K. Government	1.1	0.4
Exchange rate changes	(8.8)	0.4

Projected benefit obligation at the end of the period	$25.3	$29.6

Assumptions used to determine benefit obligation:
Discount rate	5.40%	5.40%
Rate of compensation increase	3.50%	4.00%
Change in fair value of plan assets:
Beginning Balance	$20.9	$8.6
Acquisitions	—	—
Actual return on assets	(2.3)	0.2
Company contributions	10.4	12.1
Employee contributions	0.2	0.1
Rebates from U.K. Government	1.7	—
Benefits paid	(0.1)	(0.1)
Expenses paid	—	—
Exchange rate changes	(7.6)	—

Ending Balance	$23.2	$20.9

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$(2.1)	$(8.7)
Employer contributions between measurement date and fiscal year-end	—	—

Net amounts recognized	$(2.1)	$(8.7)

Amounts recognized in the balance sheet:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(2.1)	(8.7)

Net amounts recognized	$(2.1)	$(8.7)

Amounts not yet reflected in net periodic benefit cost and included in AOCI (FAS 158):
Prior service (cost) credit	$—	$—
Accumulated gain (loss)	7.4	7.2

Accumulated other comprehensive income (AOCI)	7.4	7.2
Prepaid (unfunded accrued) pension cost	(9.5)	(15.9)

Net amount recognized in statement of financial position	$(2.1)	$(8.7)

Information for pension plans with benefit obligations in excess of plan assets
Projected benefit obligation/APBO	$25.3	$29.6
Accumulated benefit obligation	14.5	1.6
Fair value assets	$23.2	$20.9

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Annual Expense

The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for 2008, 2007 and 2006 are as follows:

				Other
				Post-Retirement
	Pension Benefits			Benefits
	Periods Ended			Periods Ended
	December 31,			December 31,
U.S. Plans	2008	2007	2006	2008	2007	2006

Components of net periodic benefit cost (income):
Service Cost	$—	$—	$—	$1.5	$1.5	$1.8
Interest Cost	36.9	35.3	33.3	2.0	1.7	1.8
Expected return on plan assets	(70.1)	(67.5)	(67.2)	—	—	—
Amortization of net (gain) loss	(5.4)	—	—	(0.5)	(0.3)	—

Net periodic benefit cost (income)	$(38.6)	$(32.2)	$(33.9)	$3.0	$2.9	$3.6

Other changes recognized in OCI:
Total recognized in OCI (gain) loss	$300.5	$(79.2)	$—	$7.6	$(2.4)	$—
Total recognized in net periodic benefit cost and OCI	$261.9	$(111.4)	$(33.9)	$10.6	$0.5	$3.6

Assumptions Used to Determine Net Periodic Benefit Costs:
Discount rate	6.60%	5.75%	6.00%	6.40%	5.60%	5.75%
Expected return on plan assets	8.00%	8.25%	8.25%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	10.00%	9.00%	10.00%
Ultimate trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2013	2011	2011

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for 2008, 2007 and 2006 are as follows:

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2008	2007	2006

Components of net periodic benefit cost (income):
Service Cost	$8.0	$8.0	$5.2
Interest Cost	1.5	1.5	0.8
Expected return on plan assets	(1.6)	(0.8)	(0.2)
Amortization of net (gain) loss	(0.3)	—	—

Net periodic benefit cost (income)	$7.6	$8.7	$5.8

Other changes recognized in OCI :
Total recognized in OCI	$(0.2)	$(8.0)	$—
Total recognized in net periodic benefit cost and OCI	$7.4	$0.7	$5.8

Assumptions Used to Determine Net Periodic Benefit Costs:
Discount rate	5.40%	5.00%	5.00%
Expected return on plan assets	6.27%	5.83%	5.00%
Salary increases	4.00%	4.00%	4.00%

The estimated net (gain) loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year for all plans is ($7.8).

Assumptions

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

A one-percentage point increase in the initial through ultimate assumed health care trend rates would have increased the Accumulated Post-retirement Benefit Obligation by $5.3 at December 31, 2008 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2008 by $0.4. A one-percentage point decrease would have decreased the obligation by $4.7 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2008 by $0.4.

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

The Company’s plans have asset allocations for the U.S., as of December 31, 2008 and November 30, 2007, as follows:

	2008	2007

Asset Category — U.S.
Equity securities — U.S.	43%	45%
Equity securities — International	5%	9%
Debt securities	48%	40%
Real estate	4%	6%

Total	100%	100%

U.K. Plans

The Trustee’s investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is, to achieve a return on the total Plan which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Equities	50%
Bonds	50%

The Company’s plans have asset allocations for the U.K., as of December 31, 2008 and December 31, 2007, as follows:

	2008	2007

Asset Category — U.K.
Equity securities	49%	47%
Debt securities	48%	47%
Other	3%	6%

Total	100%	100%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Projected contributions and benefit payments

Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be $0.0 in 2009 and discretionary contributions are not expected in 2009. SERP and post-retirement medical plan contributions in 2009 are not expected to exceed $0.2. Expected contributions to the U.K. plan for 2009 are $7.5.

The Company monitors our defined benefit pension plan asset investments on a quarterly basis and it believes that it is not exposed to any significant credit risk in these investments.

The total benefits expected to be paid over the next ten years from the plans’ assets or the assets of the Company, by country, are as follows:

		Other
		Post-Retirement
U.S.	Pension Plans	Benefit Plans

2009	$3.5	$0.1
2010	$5.2	$0.3
2011	$7.2	$0.4
2012	$9.5	$0.4
2013	$12.7	$1.7
2014-2018	$135.3	$35.0

U.K.	Pension Plans

2009	$0.2
2010	$0.2
2011	$0.3
2012	$0.4
2013	$0.5
2014-2018	$4.6

13.	Capital Stock

A 3-for-1 stock split occurred on November 16, 2006. This split affected both classes of The Company’s common stock, including class A common stock and class B common stock. The post-split par value of our shares remains $0.01 per share. All common share and per common share amounts in these consolidated financial statements have been adjusted to reflect the stock split.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

14.	Stock Compensation

The Company has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of the Company’s common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory as labor costs and ultimately charged to cost of sales.

For the fiscal period ended December 31, 2008, the Company has recognized a net total of $15.7 of stock compensation expense, which is net of $0.7 resulting from stock forfeitures. The Company recognized a net total of $33.0 and $56.6 of stock compensation expense for the periods ended December 31, 2007 and December 31, 2006, respectively. Of the total net stock compensation expense recorded in 2008, $15.3 was recorded as an expense in selling, general and administrative expense while the remaining $0.4 was capitalized in inventory and is recognized through cost of sales consistent with the accounting methods we follow in accordance with SOP 81-1. The amounts capitalized in inventory in accordance with SOP 81-1 for the periods ended December 31, 2007 and December 31, 2006 were $0.4 and $0.0, respectively. The total income tax benefit recognized in the income statement for share based compensation arrangements was $5.9, $12.4, and $20.3 for 2008, 2007, and 2006, respectively.

The restricted class B common stock grants that occurred after the Boeing Acquisition were approximately 790,230 under the Short-Term Incentive Plan, 141,941 under the Long-Term Incentive Plan, 9,392,652 under the Executive Incentive Plan, and 390,000 under the Director Stock Plan.

In April 2008, the Director Stock Plan, Short-Term Incentive Plan, and Long-Term Incentive Plan were amended such that all future stock grants under those plans would consist of class A shares. In addition, the Short-Term Incentive Plan and the Long-Term Incentive Plan were amended to increase the number of shares available for grant thereunder by 2,000,000 and 3,000,000 shares, respectively. In May 2008, the Board of Directors authorized grants of approximately 327,511 shares of class A common stock under the Long-Term Incentive Plan and 20,816 shares under the Director Stock Plan. The first anticipated grant of class A shares under the Short-Term Incentive Plan is expected to be in February 2009. The aggregate fair value of vested class B shares was $17.4, $57.0, and $43.8 at December 31, 2008, December 31, 2007, and December 31, 2006, respectively, based on the market value of the Company’s common stock on those dates.

Executive Incentive Plan

The Company’s Executive Incentive Plan, or EIP, is designed to provide participants with the opportunity to acquire an equity interest in the Company through direct purchase of the Company’s class B common stock shares at prices established by the Board of Directors or through grants of class B restricted common stock shares with performance based vesting. The Company has the sole authority to designate either stock purchases or grants of restricted shares. The total number of shares authorized under the EIP is 15,000,000 and the grant terminates at the end of ten years.

The Company has issued restricted shares as part of the Company’s EIP. The restricted shares have been granted in groups of four shares. Participants do not have the unrestricted rights of stockholders until those shares vest. The shares may vest upon a liquidity event, with the number of shares vested based upon a participant’s number of years of service to the Company, the portion of the investment by Onex and its affiliates liquidated through the date of the liquidity event and the return on invested capital by Onex and its affiliates through the date of the liquidity event. If a specific type of liquidity event has not occurred by the 10th year, shares may vest based on a valuation of the Company. The Company’s initial public offering in November 2006 (the “IPO”) and secondary offering in May 2007 were considered liquidity events under the EIP. The Company records expenses equal to the fair value of the award over a five year vesting period. The fair value of the award is based on the value of each share at the time of the grant multiplied by the probability of the share vesting based on historical performance of Onex’s controlled investments.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The Company expensed $9.9, offset by $0.6 expense reduction resulting from stock forfeitures for the year ended December 31, 2008. The Company expensed a net total of $26.5 and $41.1 for the periods ended December 31, 2007 and December 31, 2006, respectively. Included in the 2007 expense was a catch-up adjustment of $7.0 recorded in the second quarter related to the acceleration of vesting caused by the May 2007 secondary offering. The Company’s unamortized stock compensation related to these restricted shares is $7.1. The weighted average remaining period of compensation cost not yet recognized is 1.6 years. The weighted average remaining period for the vesting of these shares is 6.6 years. The intrinsic value of the unvested shares based on the value of the Company’s stock at December 31, 2008 was $24.0, based on the value of the Company’s stock and the number of unvested shares.

The following table summarizes the activity of restricted shares under the EIP for the periods ended December 31, 2006, December 31, 2007 and December 31, 2008:

	Shares	Value (1)
	(Thousands)

Executive Incentive Plan
Nonvested at December 29, 2005	8,476	$90.8
Granted during period	916	16.6
Vested during period	(4,031)	(46.2)
Forfeited during period	—	—

Nonvested at December 31, 2006	5,361	61.2
Granted during period	—	—
Vested during period	(2,555)	(28.9)
Forfeited during period	(337)	(4.3)

Nonvested at December 31, 2007	2,469	28.0
Granted during period	—	—
Vested during period	—	—
Forfeited during period	(108)	(0.6)

Nonvested at December 31, 2008	2,361	$27.4

(1)	Value represents grant date fair value.

Board of Directors Stock Awards

This plan provides non-employee directors the opportunity to receive grants of restricted shares of class A common stock, or Restricted Stock Units (RSUs) of class A common stock, or a combination of both common stock and RSUs. The class A common stock grants and RSU grants vest one year from the grant date. The RSU grants are payable upon the Director’s separation from service. The Board of Directors or its authorized committee may make discretionary grants of shares or RSUs from time to time. The maximum aggregate number of shares that may be granted to participants is 3,000,000 shares. In April 2008, the Director Stock Plan was amended such that all issuance of stock pursuant to the plan after that date would be grants of class A common stock or RSUs. All shares granted prior to April 2008 were class B common stock.

For each non-employee Director of the Company, one-half of their annual director compensation will be paid in the form of a grant of class A common stock and/or class A common RSUs, as elected by each Director. In addition, each Director may elect to have all or any portion of the remainder of their annual director compensation paid in cash or in the form of a grant of stock and/or RSUs. If participants cease to serve as Directors within a year of

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

the grant, the restricted shares and/or RSUs are forfeited. In May 2008, the Board of Directors authorized a grant of 20,816 restricted class A common stock to its members valued at $0.6 based on the share price of the Company’s common stock at the grant date. The Company expensed $0.4, $0.0, and $5.6 for the Board of Directors shares during the periods ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively. The Company’s unamortized stock compensation related to these restricted shares is $0.2 which will be recognized over a weighted average remaining period of 4 months. The intrinsic value of the unvested shares based on the value of the Company’s stock at December 31, 2008 was $0.2, based on the value of the Company’s stock and the number of unvested shares.

The following table summarizes stock and RSU grants to members of the Company’s Board of Directors for the periods ended December 31, 2006, December 31, 2007 and December 31, 2008:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)

Board of Directors Stock Grants
Nonvested at December 29, 2005	—	390	$—	$5.8
Granted during period	—	—	—	—
Vested during period	—	(167)	—	(2.5)
Forfeited during period	—	—	—	—

Nonvested at December 31, 2006	—	223	—	3.3
Granted during period	—	—	—	—
Vested during period	—	(223)	—	(3.3)
Forfeited during period	—	—	—	—

Nonvested at December 31, 2007	—	—	—	—
Granted during period	21	—	0.6	—
Vested during period	—	—	—	—
Forfeited during period	—	—	—	—

Nonvested at December 31, 2008	21	—	$0.6	$—

(1)	Value represents grant date fair value.

Short-Term Incentive Plan

The Short-Term Incentive Plan enables eligible employees to receive incentive benefits in the form of restricted stock in the Company, cash, or both, as determined by the Board of Directors or its authorized committee. The stock portion vests one year from the date of grant. Restricted shares are forfeited if the employee’s employment terminates prior to vesting.

In the first quarter of 2008, we recognized $0.9 of expense related to the shares granted under the Short-Term Incentive Plan for 2006 performance, which fully vested twelve months from the grant date. For the 2007 plan year, 149,576 shares with a value of $4.2 were granted on February 22, 2008 and will vest on the one-year anniversary of the grant date. The Company expensed $7.1 for the twelve months ended December 31, 2007 for the 2006 plan year grant. The 2006 cash award of $7.5 was expensed in 2006 and paid in 2007. The Company expensed $3.4 for the twelve months ended December 31, 2008 for the 2007 plan year grant. The 2007 cash award of $3.9 was expensed in 2007 and paid in 2008. The Company’s unamortized stock compensation related to these unvested Short-Term Incentive Plan shares is $0.5 which will be recognized over a weighted average remaining period of 1.5 months. The

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

intrinsic value of the unvested shares at December 31, 2008 was $1.4, based on the value of the Company’s common stock and the number of unvested shares.

The following table summarizes the activity of the restricted shares under the Short-Term Incentive Plan for the twelve months ended December 31, 2006, December 31, 2007 and December 31, 2008:

	Shares	Value(1)
	(Thousands)

Short-Term Incentive Plan
Nonvested at December 29, 2005	—	$—
Granted during period	390	6.6
Vested during period	—	—
Forfeited during period	—	—

Nonvested at December 31, 2006	390	6.6
Granted during period	250	7.5
Vested during period	(381)	(6.4)
Forfeited during period	(27)	(0.7)

Nonvested at December 31, 2007	232	7.0
Granted during period	150	4.2
Vested during period	(231)	(7.0)
Forfeited during period	(11)	(0.3)

Nonvested at December 31, 2008	140	$3.9

(1)	Value represents grant date fair value.

Long-Term Incentive Plan

The Long-Term Incentive Plan (“LTIP”) is designed to encourage retention of key employees.

For shares granted in 2007, one-half of the granted restricted shares of class B common stock vest on the second anniversary of the grant date, and the other one-half vest on the fourth anniversary of the grant date. Restricted shares are forfeited if the participant’s employment terminates prior to vesting. In the first quarter of 2007, 67,391 shares valued at $2.0 were granted. The Company expensed $0.4, $0.6 and $1.1 for the unvested class B LTIP shares in the twelve months ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively. The Company’s unamortized stock compensation related to these unvested class B shares is $1.0 which will be recognized over a weighted average remaining period of 2.1 years. The intrinsic value of the unvested class B LTIP shares at December 31, 2008 was $0.6, based on the value of the Company’s common stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

In May 2008, 327,511 class A shares valued at $9.4 were granted. The Company expensed $1.3 for the unvested class A LTIP shares in the twelve months ended December 31, 2008. Within the May 2008 LTIP grant were three groups of awards, each with a unique vesting schedule. The first group of shares vests over three years, with one-third vesting annually beginning in 2009. The second and third groups also vest in one-third increments, but vesting begins on the second and third anniversary of the grant, respectively. If the Executive Incentive Plan vesting is accelerated by the occurrence of a full liquidity event prior to June 2010, the third group of LTIP shares will begin vesting on the second anniversary of the grant. The vesting schedule for the outstanding shares of the 2008 grant is as follows:

Shares
(Thousands)

Long-Term Incentive Plan Vesting Schedule
May 2009	6
May 2010	24
May 2011	107
May 2012	102
May 2013	83

Total	322

The Company’s unamortized stock compensation related to these unvested class A shares is $7.9 which will be recognized over a weighted average remaining period of 4.1 years. The intrinsic value of the unvested class A LTIP shares at December 31, 2008 was $3.3, based on the value of the Company’s common stock and the number of unvested shares.

The following table summarizes the activity of the restricted shares under the Long-Term Incentive Plan for the periods ended December 31, 2006, December 31, 2007 and December 31, 2008:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)

Long-Term Incentive Plan
Nonvested at December 29, 2005	—	—	$—	$—
Granted during the period	—	75	—	1.2
Vested during period	—	—	—	—
Forfeited during the period	—	—	—	—

Nonvested at December 31, 2006	—	75	—	1.2
Granted during period	—	67	—	2.0
Vested during period	—	(75)	—	(1.2)
Forfeited during period	—	(5)	—	(0.2)

Nonvested at December 31, 2007	—	62	—	1.8
Granted during period	328	—	9.4	—
Vested during period	—	—	—	—
Forfeited during period	(6)	(4)	(0.2)	(0.1)

Nonvested at December 31, 2008	322	58	$9.2	$1.7

(1)	Value represents grant date fair value.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Dividends on Restricted Share Grants

Spirit does not currently have plans to pay dividends in the foreseeable future. However, any dividends declared by Holdings’ Board of Directors with respect to common shares and with respect to any restricted share grants under any of Spirit’s compensation plans will be cumulative and paid to the participants only at the time and to the extent the participant acquires an interest in, or vests, in any of the restricted shares.

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

The following table summarizes the activity of Union Equity Participation Plan Stock Appreciation Rights, or SARs, for the periods ended December 29, 2005 and December 31, 2006:

	SARs	Value(1)
(Thousands)

Union Equity Participation Plan
Nonvested at December 29, 2005	4,812	$125.1
Granted during period	—	—
Vested during period (2)	(4,812)	(125.1)
Exercised during period	—	—
Forfeited during period	—	—

Nonvested at December 31, 2006	—	$—

(1)	Value represents the IPO stock value of $26 per share on closing date of IPO, on November 27, 2006.

(2)	Upon the closing date of the IPO, all rights to receive stock were considered vested. The share figure represents the estimated amount of shares that will be issued to eligible employees on or before March 15, 2007.

15.	Income Taxes

The following summarizes pretax income (loss):

	2008	2007	2006

U.S.	$374.4	$403.7	$(73.2)
International	9.5	16.1	1.7

Total	$383.9	$419.8	$(71.5)

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The following tax provision contains the following components:

	2008	2007	2006

Current
Federal	$118.4	$111.0	$25.3
State	0.1	3.3	1.1
Foreign	0.2	4.2	—

Total current	$118.7	$118.5	$26.4

Deferred
Federal	(6.1)	22.1	(88.8)
State	3.3	(18.7)	(26.5)
Foreign	2.6	1.0	0.6

Total deferred	(0.2)	4.4	(114.7)

Total tax expense (benefit)	$118.5	$122.9	$(88.3)

The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	2008		2007		2006

Tax at U.S. Federal statutory rate	$134.4	35.0%	$146.9	35.0%	$(25.0)	35.0%
State income taxes, net of Federal benefit	2.3	0.6	(10.8)	(2.6)	(16.3)	22.8
Foreign rate differences	(1.2)	(0.3)	(0.8)	(0.2)	(0.1)	0.1
Research and Experimentation Credit	(10.3)	(2.7)	(5.7)	(1.4)	(7.3)	10.2
Domestic Production Activities Deduction	(8.1)	(2.1)	(7.3)	(1.7)	—	—
Valuation allowance (reversal)	—	—	—	—	(40.1)	56.1
Interest on assessments	1.0	0.3	—	—	—	—
Stock compensation	—	—	—	—	1.1	(1.5)
Other	0.4	0.1	0.6	0.2	(0.6)	0.8

Total provision (benefit) for income taxes	$118.5	30.9%	$122.9	29.3%	$(88.3)	123.5%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Significant tax effected temporary differences comprising the net deferred tax asset are as follows:

	2008	2007

Long-term contracts	$114.4	$96.5
Post-retirement benefits other than pensions	16.9	12.8
Pension and other employee benefit plans	(11.2)	(107.3)
Employee compensation accruals	30.6	29.0
Depreciation and amortization	(17.3)	(15.7)
Inventory	15.4	33.0
Interest swap contracts	8.8	1.3
State income tax credits	23.3	23.4
Accruals and reserves	4.9	4.8
Financial derivatives	0.4	(7.5)
Foreign currency exchange	0.1	2.3
Deferred production	1.8	—
Net operating loss carryforward	14.9	—
Other	1.7	1.5

Net deferred tax asset	$204.7	$74.1

Deferred tax detail above is included in the consolidated balance sheet and supplemental information as follows:

	2008	2007

Current deferred tax assets	$62.1	$67.3
Current deferred tax liabilities	—	—

Net current deferred tax asset	$62.1	$67.3

Non-current deferred tax assets	146.0	30.5
Non-current deferred tax liabilities	(3.4)	(23.7)

Net non-current deferred tax asset	$142.6	$6.8

Total deferred tax asset	$204.7	$74.1

As required under SFAS No. 123R, $(0.6) and $34.0 was recorded to Additional Paid in Capital, representing the tax effect associated with the net excess tax pool eliminated or created during 2008 and 2007, respectively.

In accordance with APB 23, Accounting for Income Taxes-Special Areas and SFAS No. 109, management has maintained a permanent reinvestment strategy for the Company’s foreign operations. As such, deferred taxes have not been provided on unremitted earnings for our U.K., Germany, Malaysia, and Singapore subsidiaries. These unremitted earnings have an immaterial impact, if any, on the financial statements.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. This did not result in any change to the liability for unrecognized tax benefits.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The beginning and ending unrecognized tax benefits reconciliation is as follows:

	2008	2007

Beginning balance	$26.7	$21.6
Gross increases related to current period tax positions	6.6	0.5
Gross decreases related to prior period tax positions	(5.6)	4.6
Settlements	—	—
Statute of limitations’ expiration	—	—

Ending balance	$27.7	$26.7

Included in the December 31, 2008 balance were $6.3 in tax effected unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s effective tax rate. Our 2005 and 2006 federal tax returns are currently under examination. While a change could result due to the ongoing examination, we reasonably expect no material change to our current positions in our recorded unrecognized tax benefit liability in the next twelve months. There is no schedule detailing the cash impact associated with our unrecognized tax liability due to the uncertainty involving when this liability will reverse.

We report interest and penalties, if any, related to unrecognized tax benefits in the income tax provision. As of December 31, 2008 and December 31, 2007, accrued interest on our unrecognized tax benefit liability included in the Consolidated Balance Sheets was $2.0 and $1.0, respectively. The interest expensed during 2008 and 2007 was $1.0 and $1.0, respectively.

At December 31, 2008, we had $53.2 in United Kingdom net operating loss carryforwards that do not expire.

Included in the deferred tax assets at December 31, 2008 are $20.5 in Kansas High Performance Incentive Program (“HPIP”) Credits, $12.7 in Kansas Research & Development Credit (“R&D”), and $2.7 in Kansas Business and Jobs Development Credit totaling $35.9 in state income tax credit carryforwards. The HPIP Credit provides a 10% investment tax credit for qualified business facilities located in Kansas for which $9.3 expires in 2016 and the remainder expires in 2017. The R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely. The Business and Jobs Development Credit provides a tax credit for increased employment in Kansas for which $0.6 expires in 2015, $1.4 expires in 2016 and the remainder expires in 2017. It is management’s opinion that all state income tax credits carried forward will be utilized before they expire.

16.	Earnings per Share Calculation

Basic earnings per share represents the income available to common shareholders divided by the weighted average number of common shares outstanding during the measurement period. Diluted earnings per share represents the income available to common shareholders divided by the weighted average number of common shares outstanding during the measurement period while also giving effect to all potentially dilutive common shares that were outstanding during the period.

Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of the Company’s outstanding common stock are entitled to any dividend declared by the Board of Directors out of funds legally available for this purpose. No dividend may be declared on the class A or class B common stock unless at the same time an equal dividend is paid on every share of class A and class B common stock. Dividends paid in shares of the Company’s common stock must be paid, with respect to a particular class of common stock, in shares of that class. The Company does not intend to pay cash dividends on its common stock. In addition, the terms of the Company’s current financing agreements preclude it from paying any cash dividends on its common stock.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2008			December 31, 2007			December 31, 2006
			Per Share			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income available to common shareholders	$265.4	137.0	$1.94	$296.9	134.5	$2.21	$16.8	115.6	$0.15
Diluted potential common shares		2.2			4.8			6.4
Diluted EPS
Income available to common shareholders + assumed vesting	$265.4	139.2	$1.91	$296.9	139.3	$2.13	$16.8	122.0	$0.14

17.	Related Party Transactions

On March 26, 2007, Hawker Beechcraft, Inc. (“Hawker”), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. Spirit’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker. For the twelve months ended December 31, 2008, December 31, 2007, and December 31, 2006, sales to Hawker were $27.7, $28.0, and $16.6, respectively.

A member of the Holdings’ Board of Directors is also a member of the Board of Directors of Hawker Beechcraft, Inc.

Since February 2007, an executive of the Company has been a member of the Board of Directors of one of the Company’s suppliers, Precision Castparts Corp. of Portland, Oregon, a manufacturer of complex metal components and products. For the twelve months ended December 31, 2008 and December 31, 2007, the Company purchased $58.0 and $69.7 of products from this supplier.

A member of Holdings’ Board of Directors is the president and chief executive officer of Aviall, Inc., the parent company of one of the Company’s customers, Aviall Services, Inc. and a wholly owned subsidiary of Boeing. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc. Net revenues under the distribution agreement were $5.6, $5.2, and $1.2 for the periods ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively.

The Company has a $577.9 term loan outstanding at December 31, 2008. Prior to November 27, 2006, this loan was with a subsidiary of Onex. Upon consummation of the IPO, the loan agreement was amended to, among other things, release the Onex subsidiary from all its obligations under the loan agreement, including with respect to the term loan, and all such obligations were assumed by the Company. During the period ended December 29, 2006, the Company paid interest of $69.2 to the Onex subsidiary on the term loan. Management believes the interest charged was reasonable in relation to the loan provided. No interest was paid to the Onex subsidiary on the term loan for the periods ended December 31, 2008 and December 31, 2007.

On November 27, 2006, Spirit terminated the agreement with the Onex subsidiary for services performed in connection with the Boeing Acquisition with a final payment of $4.0. Management believes the amounts charged were reasonable in relation to the services provided. In addition, Spirit paid $0.3, $0.5, and $5.5 to a subsidiary of Onex for various services rendered for the periods ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Boeing owns and operates significant information technology systems utilized by Spirit and, as required under the acquisition agreement for the Boeing Acquisition, is providing those systems and support services to Spirit under a Transition Services Agreement. A number of services covered by the Transition Services Agreement have now been established by Spirit, and Spirit is scheduled to continue to use the remaining systems and support services it has not yet established. Spirit incurred fees of $20.3, $34.7, and $38.3 for services performed for the periods ended December 31, 2008, December 31, 2007 and December 31, 2006, respectively. The amount owed to Boeing and recorded as accrued liabilities are $9.5 and $7.5 at December 31, 2008 and December 31, 2007, respectively.

Spirit has provided certain functions (e.g., health services and finance systems) for Boeing since the Boeing Acquisition pursuant to a Purchased Services Agreement. These services transitioned to Boeing at the end of 2007. Boeing incurred fees to Spirit of less than $0.1 and $0.5 for services performed during the periods ended December 31, 2007 and December 31, 2006, respectively. No fees were paid to Spirit in 2008.

The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $2.0, $2.2, and $1.4 to the firm for the periods ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively.

An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties.

18.	Commitments, Contingencies and Guarantees

Litigation

We are from time to time subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of SFAS 5, Accounting for Contingencies, we had no accruals at December 31, 2008 or December 31, 2007 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

On March 7, 2008, Aircelle filed an Opposition against one of Spirit’s recently-issued European Patent Office (EPO) patents. Spirit’s response to the Opposition is due by approximately March 1, 2009.

On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early April 2007. The defendants include Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with The Boeing Company and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under ERISA and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification and are currently in the discovery process. The sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

On July 21, 2005, the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) filed a grievance against Boeing on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, regarding issues that parallel those asserted in Harkness et al. v. The Boeing Company et al. Boeing denied the grievance, and the UAW subsequently filed suit to compel arbitration, which the parties eventually agreed to pursue. The arbitration was conducted in January 2008. In April 2008, the arbitrator issued an opinion and award in favor of the UAW. The arbitrator directed Boeing to reinstate the seniority of the employees and “afford them the benefits appurtenant thereto.” In January 2009, following subsequent arbitration proceedings regarding remedies, a Boeing representative notified Spirit that Boeing will seek indemnification from Spirit for any

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

indemnifiable damages that arise out of the arbitrator’s remedies decision, pursuant to the terms of the Asset Purchase Agreement between Boeing and Spirit’s corporate predecessor, Mid-Western Aircraft Systems, Inc. Spirit has requested additional information from Boeing regarding any purported basis for indemnification under the Asset Purchase Agreement. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

Commitments

The Company leases equipment and facilities under various non-cancelable capital and operating leases. The capital leasing arrangements extend through 2009. Minimum future lease payments under these leases at December 31, 2008 are as follows:

		Capital
		Present
	Operating	Value	Interest	Total

2009	$9.8	$1.2	$—	$1.2
2010	$8.4	$—	$—	$—
2011	$6.7	$—	$—	$—
2012	$5.5	$—	$—	$—
2013	$4.7	$—	$—	$—
2014 and thereafter	$11.9	$—	$—	$—

Spirit’s aggregate capital commitments totaled $156.6 and $120.9 at December 31, 2008 and December 31, 2007, respectively.

The Company paid $0.2 and $1.3 in interest expense related to the capital leases for the periods ending December 31, 2008 and December 31, 2007, respectively.

Service and Product Warranties and Extraordinary Rework

The Company provides service and warranty policies on its products. Liability under service and warranty policies is based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance or quality issues. The service warranty/extraordinary rework reserve was $6.5 and $9.9 at December 31, 2008 and December 31, 2007, respectively.

Guarantees

Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of December 31, 2008 and December 31, 2007, $14.0 and $12.4 was outstanding in respect of these guarantees, respectively.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Bonds

Spirit utilized City of Wichita issued Industrial Revenue Bonds (“IRBs”) to finance self constructed and purchased real and personal property at the Wichita site. Tax benefits associated with IRBs include provisions for a ten-year complete property tax abatement and a Kansas Department of Revenue sales tax exemption on all IRB funded purchases. Spirit and the Predecessor purchased these IRBs so they are bondholders and debtor/lessee for the property purchased with the IRB proceeds.

Spirit recorded the property on its Consolidated Balance Sheet in accordance with FASB Interpretation No. 39, along with a capital lease obligation to repay the IRB proceeds. Therefore, Spirit and the Predecessor have exercised their right to offset the amounts invested and obligations for these bonds on a consolidated basis. At December 31, 2008 and 2007, the assets and liabilities associated with these IRBs were $273.1 and $311.3, respectively. In connection with tooling sales to Boeing, Spirit redeemed $31.9 of IRBs issued in 2006 and cancelled $36.3 of IRBs in 2006.

Spirit utilized $80.0 in Kansas Development Finance Authority (“KDFA”) issued bonds to receive a rebate of payroll taxes from the Kansas Department of Revenue to KDFA bondholders. Concurrently, a Spirit subsidiary issued an intercompany note with identical principal, terms, and conditions to the KDFA bonds. In accordance with FASB Interpretation No. 39, the principal and interest payments on these bonds offset in the consolidated financial statements.

19.	Significant Concentrations of Risk

Economic Dependence

The Company has one major customer (Boeing) that accounted for approximately 85%, 87%, and more than 90% of the revenues for the periods ending December 31, 2008, December 31, 2007, and December 31, 2006, respectively. Approximately 45%, 65%, and 67% of the Company’s accounts receivable balance at December 31, 2008, December 31, 2007, and December 31, 2006, respectively, was attributable to Boeing.

20.	Supplemental Balance Sheet Information

Accrued expenses and other liabilities consist of the following:

	December 31,	December 31,
	2008	2007

Accrued expenses
Accrued wages and bonuses	$20.5	$20.2
Accrued fringe benefits	89.9	104.0
Accrued interest	7.6	8.4
Workers’ compensation	5.0	10.2
Property and sales tax	5.0	4.6
Other	16.3	16.5

Total	$144.3	$163.9

Other liabilities
Federal income taxes-long-term	$28.2	$26.7
Warranty reserve	6.5	9.9
Other	32.8	13.0

Total	$67.5	$49.6

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

21.	Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Essentially all revenues in the three principal segments are with Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 96% of the Company’s net revenues for the twelve months ended December 31, 2008 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other Wichita companies. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses and unallocated research and development. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.

The Company’s Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer), as well as related spares and maintenance, repairs and overhaul, or MRO services.

The Company’s Propulsion Systems segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers) and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services.

The Company’s Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces) as well as other miscellaneous structural parts primarily to aircraft OEMs, as well as related spares and MRO services. These activities take place at the Company’s facilities in Tulsa and McAlester, Oklahoma and Prestwick, Scotland.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

The following table shows segment information:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Segment Revenues
Fuselage Systems	$1,758.4	$1,790.7	$1,570.0
Propulsion Systems	1,031.7	1,063.6	887.7
Wing Systems(2)	955.6	985.5	720.3
All Other	26.1	21.0	29.7

	$3,771.8	$3,860.8	$3,207.7

Segment Operating Income(1)
Fuselage Systems	$287.6	$317.6	$112.5
Propulsion Systems	162.2	174.2	33.7
Wing Systems(2)	99.7	111.3	11.8
All Other	0.3	2.5	4.3

	549.8	605.6	162.3
Unallocated corporate SG&A(3)	(141.7)	(181.6)	(216.5)
Unallocated research and development	(2.4)	(4.8)	(2.1)

Total operating income (loss)	$405.7	$419.2	$(56.3)

(1)	The fiscal year 2006 operating income for Fuselage Systems, Propulsion Systems, Wing Systems, and All Other include Union Equity Plan (UEP) charges of $172.9, $103.1, $44.9, and $1.0, respectively.

(2)	Wing Systems includes Spirit Europe, which was acquired on April 1, 2006.

(3)	Unallocated corporate SG&A for 2007 includes $7.0 of non-cash stock compensation expense related to the secondary offering that occurred in May 2007, $10.3 of non-recurring transition costs, and expenses of $4.9 associated with the potential acquisition of Airbus’ manufacturing sites in Europe. Included in 2006 unallocated corporate SG&A expenses are fourth quarter charges of $4.0 related to the termination of the intercompany agreement with Onex and $4.3 related to the Executive Incentive Plan. Both of these charges relate to the Company’s IPO.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($ in millions other than per share amounts)

Although most of the Company’s revenues are obtained from sales inside the U.S., we generated $465.4, $428.5, and $254.1 in sales to international customers for the twelve months ended December 31, 2008, December 31, 2007, and December 31, 2006, respectively, primarily to Airbus. Revenues for the twelve months ended December 31, 2006, include nine months of revenues following our acquisition of BAE Aerostructures. The following chart illustrates the split between domestic and foreign sales:

	Year Ended		Year Ended		Year Ended
	December 31, 2008		December 31, 2007		December 31, 2006
		Percent of		Percent of		Percent of
		Total		Total		Total
Revenue Source	Net Sales	Net Sales	Net Sales	Net Sales	Net Sales (1)	Net Sales

United States	$3,306.4	88%	$3,432.3	89%	$2,953.6	92%
International
United Kingdom	413.3	11	402.2	10	254.0	8
Other	52.1	1	26.3	1	0.1	—

Total International	465.4	12	428.5	11	254.1	8

Total Revenues	$3,771.8	100%	$3,860.8	100%	$3,207.7	100%

(1)	All 2006 sales in the United Kingdom occurred during the period from April 1, 2006 through December 31, 2006, following the acquisition of Spirit Europe.

The international revenue is included primarily in the Wing Systems segment. All other segment revenues are from U.S. sales. Approximately 7% of our total assets based on book value are located in the United Kingdom as part of Spirit Europe with approximately 1% of the remaining assets located in countries outside the United States.

22.	Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31,	September 25,	June 26,	March 27,
2008	2008 (1)	2008 (2)	2008	2008

Revenues	$646.1	$1,027.2	$1,062.1	$1,036.4
Operating income	$28.2	$111.2	$136.1	$130.2
Net income	$19.8	$74.0	$86.4	$85.2
Earnings per share, basic	$0.14	$0.54	$0.63	$0.62
Earnings per share, diluted	$0.14	$0.53	$0.62	$0.61

	Quarter Ended
	December 31,	September 27,	June 28,	March 29,
2007	2007	2007	2007	2007

Revenues	$980.4	$967.5	$958.8	$954.1
Operating income	$106.7	$106.6	$102.1	$103.8
Net income	$75.5	$83.6	$68.0	$69.8
Earnings per share, basic	$0.55	$0.61	$0.50	$0.54
Earnings per share, diluted	$0.54	$0.60	$0.49	$0.50

(1)	The fourth quarter 2008 impact of the Strike resulted in a revenue reduction of $450.7. Spirit also updated its contract profitability estimates during the fourth quarter of 2008, resulting in a $27.1 unfavorable cumulative catch-up adjustment.

(2)	The reduced production rates during the strike reduced Spirit’s revenue by an estimated $53.2 for the third quarter of 2008. The Company recorded a negative cumulative catch-up adjustment of approximately $18.0 related to the strike during the third quarter of 2008.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls as of December 31, 2008 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting provides reasonable assurance of the reliability of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control involves maintaining records that accurately represent our business transactions, providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization, and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be detected or prevented on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Director, Executive Officers and Corporate Governance

Information concerning the directors of Spirit AeroSystems Holdings, Inc. will be provided in Spirit’s proxy statement for its 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Information concerning the executive officers of Spirit is included in Part I of this Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Act of 1934 will be provided in Spirit’s proxy statement for its 2009 annual meeting of stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Information concerning Corporate Governance and the Board of Directors will be provided in Spirit’s proxy statement for its 2009 annual meeting of stockholders which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

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

Information concerning the compensation of directors and executive officers of Spirit AeroSystems Holdings, Inc. will be provided in Spirit’s proxy statement for its 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the ownership of Spirit equity securities by certain beneficial owners and by management will be provided in Spirit’s proxy statement for its 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions will be provided in Spirit’s proxy statement for its 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accounting fees and services will be provided in Spirit’s proxy statement for its 2009 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
3.1	Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	*
3.2	Amended and Restated By-Laws of Spirit AeroSystems Holdings, Inc.	*
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.2	Form of Class B Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.2
4.3	Investor Stockholders Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Onex Partners LP and the stockholders listed on the signature pages thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.3
4.4	Registration Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and the persons listed on Schedule A thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.4
10.1	Employment Agreement, dated June 16, 2005, between Jeffrey L. Turner and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.1
10.2	Amendment to Employment Agreement between Spirit AeroSystems, Inc. and Jeffrey L. Turner dated December 31, 2008	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2009, Exhibit 10.1.1
10.3	Employment Agreement, dated August 3, 2005, between Ulrich Schmidt and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.2
10.4	Amendment to Employment Agreement between Spirit AeroSystems, Inc. and Ulrich Schmidt dated December 31, 2008	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2009, Exhibit 10.2.1

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

10.5	Employment Agreement, dated September 13, 2005, between Spirit AeroSystems, Inc. and H. David Walker	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.3
10.6	Employment Agreement, dated December 28, 2005, between Spirit AeroSystems, Inc. and John Lewelling	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.4
10.7	Employment Agreement, dated March 20, 2006, between Spirit AeroSystems (Europe) Limited and Neil McManus	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.6
10.8	Employment Agreement between Spirit AeroSystems, Inc. and Jonathan A. Greenberg dated April 14, 2008.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.1
10.9	Spirit AeroSystems Holdings, Inc. Amended and Restated Executive Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2008, Exhibit 10.7
10.10	Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) Supplemental Executive Retirement Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.8
10.11	Amendment to Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, dated July 30, 2007	Registration Statement on Form S-8 (File No. 333-146112), filed September 17, 2007, Exhibit 10.2
10.12	Spirit AeroSystems Holdings, Inc. Amended and Restated Short-Term Incentive Plan	Registration Statement on Form S-8 (File No. 333-150401), filed April 23, 2008, Exhibit 99.1
10.13	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Long-Term Incentive Plan	Registration Statement on Form S-8 (File No. 333-150401), filed April 23, 2008, Exhibit 99.2
10.14	Spirit AeroSystems Holdings, Inc. Cash Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.11
10.15	Spirit AeroSystems Holdings, Inc. Union Equity Participation Program	Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-135486), filed October 30, 2006, Exhibit 10.12
10.16	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Director Stock Plan	Registration Statement on Form S-8 (File No. 333-150402), filed April 23, 2008, Exhibit 10.1
10.17	Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14
10.19	Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and Citicorp North America, Inc., as collateral agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.20

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

10.20	Credit Agreement, dated as of June 16, 2005, by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, the other guarantor party thereto, and The Boeing Company.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.21
10.21	Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Spirit AeroSystems Finance, Inc. (f/k/a Mid-Western Aircraft Finance, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and The Boeing Company, as agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.22
10.22	Special Business Provisions (Sustaining), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.23
10.23	General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.24	Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25
10.25	Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26
10.26	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27
10.27	Second Amended and Restated Credit Agreement by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), the guarantor party thereto, Citicorp North America, Inc. and the other lenders party thereto.	Current Report on Form 8-K (File No. 001-33160), filed December 1, 2006, Exhibit 10.2

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

10.28	Amendment No. 1 to Second Amended and Restated Credit Agreement.	Current Report on Form 8-K (File No. 001-33160), filed March 19, 2008, Exhibit 10.1
10.29	Inducement Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority dated May 14, 2008.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.2
10.30	Lease Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority dated May 14, 2008.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.3
10.31	Construction Agency Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority dated May 14, 2008.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.4
14.1	Code of Ethics	Annual Report on Form 10-K (File No. 001-33160), filed March 5, 2007, Exhibit 14.1
(i) Spirit Code of Conduct
(ii) Spirit Finance Code of Professional Conduct
21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	*
23.1	Consent of PricewaterhouseCoopers LLP	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Wichita, State of Kansas on February 20, 2009.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

By:	/s/ Ulrich Schmidt
Ulrich Schmidt
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Turner Jeffrey L. Turner	Director, President and Chief Executive Officer (Principal Executive Officer)	February 20, 2009
/s/ Ulrich Schmidt Ulrich Schmidt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2009
/s/ Daniel R. Davis Daniel R. Davis	Corporate Controller (Principal Accounting Officer)	February 20, 2009
/s/ Ivor Evans Ivor Evans	Director	February 20, 2009
/s/ Paul Fulchino Paul Fulchino	Director	February 20, 2009
/s/ Ronald Kadish Ronald Kadish	Director	February 20, 2009
/s/ Francis Raborn Francis Raborn	Director	February 20, 2009
/s/ Nigel Wright Nigel Wright	Director	February 20, 2009
/s/ Charles Chadwell Charles Chadwell	Director	February 20, 2009
/s/ Richard Gephardt Richard Gephardt	Director	February 20, 2009
/s/ Robert Johnson Robert Johnson	Director	February 20, 2009
/s/ James Welch James Welch	Director	February 20, 2009

SCHEDULE II — Valuation and Qualifying Accounts
Obsolete and Surplus Inventories, Allowance for Doubtful Accounts, and Warranties,
(Deducted from assets to which they apply)

Inventory — Obsolete and Surplus	2008	2007	2006
	(Dollars in millions)

Balance, January 1 (1)	$21.8	$15.2	$16.8
Charges to costs and expenses	24.9	13.4	(3.2)
Write-offs, net of recoveries	(14.9)	(6.8)	(0.1)
Purchased Reserves (2)	—	—	1.5
Exchange rate	(0.6)	—	0.2

Balance, December 31	$31.2	$21.8	$15.2

Warranties and Extraordinary Rework	2008	2007	2006

Balance, January 1 (1)	$9.9	$9.6	$0.9
Charges to costs and expenses	0.4	0.9	5.6
Write-offs, net of recoveries	(2.9)	(0.7)	—
Purchased Reserves (2)	—	—	2.8
Exchange rate	(0.9)	0.1	0.3

Balance, December 31	$6.5	$9.9	$9.6

Allowance for Doubtful Accounts	2008	2007	2006

Balance, January 1 (1)	$1.3	$1.2	$0.6
Charges to costs and expenses	0.1	0.1	—
Write-offs, net of recoveries	(1.1)	—	—
Purchased Reserves (2)	—	—	0.6
Exchange rate	(0.2)	—	—

Balance, December 31	$0.1	$1.3	$1.2

(1)	Fiscal year 2006 began on December 30, 2005.
(2)	Related to the BAE Acquisition

II-1