Form 10-Q
period 2009-04-02
Spirit AeroSystems Holdings, Inc.
filed 2009-05-08
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2009
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
(316) 526-9000
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 1, 2009, the registrant had outstanding 103,544,214 shares of class A common stock, $0.01 par value per share and 36,623,759 shares of class B common stock, $0.01 par value per share.

PART I- FINANCIAL INFORMATION
Item 1. Financial Statements
Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	April 2, 2009	March 27, 2008
	($ in millions, except per share data)
Net revenues	$887.4	$1,036.4
Operating costs and expenses
Cost of sales	737.3	857.3
Selling, general and administrative	38.4	39.1
Research and development	13.9	9.8

Total costs and expenses	789.6	906.2
Operating income	97.8	130.2
Interest expense and financing fee amortization	(9.1)	(9.1)
Interest income	2.6	5.7
Other income, net	1.5	1.4

Income before income taxes	92.8	128.2
Income tax expense	(30.2)	(43.0)

Income before equity in net income of affiliates	62.6	85.2
Equity in net income of affiliates	0.1	—

Net income	$62.7	$85.2

Earnings per share
Basic	$0.46	$0.62
Diluted	$0.45	$0.61
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	April 2,	December 31,
	2009	2008
	($ in millions)
Current assets
Cash and cash equivalents	$115.6	$216.5
Accounts receivable, net	268.6	149.3
Current portion of long-term receivable	82.6	108.9
Inventory, net	2,118.4	1,882.0
Deferred tax asset-current	65.0	62.1
Other current assets	11.1	14.5

Total current assets	2,661.3	2,433.3
Property, plant and equipment, net	1,107.0	1,068.3
Pension assets	59.9	60.1
Deferred tax asset-non-current	145.7	146.0
Other assets	48.7	52.6

Total assets	$4,022.6	$3,760.3

Current liabilities
Accounts payable	$435.9	$316.9
Accrued expenses	175.3	161.8
Current portion of long-term debt	6.7	7.1
Advance payments, short-term	174.7	138.9
Deferred revenue, short-term	75.8	110.5
Other current liabilities	37.9	8.1

Total current liabilities	906.3	743.3
Long-term debt	655.9	580.9
Advance payments, long-term	863.6	923.5
Deferred revenue and other deferred credits	64.6	58.6
Pension/OPEB obligation	47.8	47.3
Deferred grant income liability	52.6	38.8
Other liabilities	68.7	70.4
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 103,546,281 and 103,209,466 issued and outstanding, respectively	1.0	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 36,624,147 and 36,679,760 shares issued and outstanding, respectively	0.4	0.4
Additional paid-in capital	941.5	939.7
Noncontrolling interest	0.5	0.5
Accumulated other comprehensive income	(133.1)	(134.2)
Retained earnings	552.8	490.1

Total shareholders’ equity	1,363.1	1,297.5

Total liabilities and shareholders’ equity	$4,022.6	$3,760.3

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	April 2, 2009	March 27, 2008
	($ in millions)
Operating activities
Net income	$62.7	$85.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	30.7	28.0
Amortization expense	2.2	2.1
Accretion of long-term receivable	(2.5)	(4.9)
Employee stock compensation expense	2.8	3.7
Loss from the ineffectiveness of hedge contracts	—	0.3
Gain from foreign currency transactions	(0.7)	—
Loss on disposition of assets	0.2	0.7
Deferred taxes	(2.2)	(2.1)
Pension and other post retirement benefits, net	0.4	(7.2)
Grant income	(0.2)	—
Equity in net income of affiliates	(0.1)	—
Changes in assets and liabilities
Accounts receivable	(121.6)	(66.4)
Inventory, net	(235.4)	(155.8)
Accounts payable and accrued liabilities	134.2	60.8
Advance payments	(24.1)	89.1
Deferred revenue and other deferred credits	(27.6)	(8.5)
Income tax payable	32.1	47.8
Other	—	(1.5)

Net cash provided by (used in) operating activities	(149.1)	71.3

Investing Activities
Purchase of property, plant and equipment	(54.4)	(65.7)
Long-term receivable	28.8	—
Other	0.3	(0.1)

Net cash (used in) investing activities	(25.3)	(65.8)

Financing Activities
Proceeds from revolving credit facility	100.0	75.0
Payments on revolving credit facility	(25.0)	—
Principal payments of debt	(1.9)	(3.2)
Proceeds from governmental grants	0.5	—
Debt issuance costs	—	(6.8)

Net cash provided by financing activities	73.6	65.0

Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.5)

Net increase (decrease) in cash and cash equivalents for the period	(100.9)	70.0
Cash and cash equivalents, beginning of period	216.5	133.4

Cash and cash equivalents, end of period	$115.6	$203.4

Supplemental Information
Change in value of financial instruments	$1.2	$8.9
Property acquired through capital leases	$1.8	$—
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)
1. Organization and Basis of Interim Presentation
     Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). Onex Corporation (“Onex”) of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, Boeing and Hawker Beechcraft Corporation. Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit’s incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Cessna, Mitsubishi Aircraft Corporation, Southwest Airlines, and Continental Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma, Prestwick, Scotland, and in Wichita. Spirit opened a new manufacturing facility in Subang, Malaysia in early 2009 for the production of composite panels for wing components and expects to open another manufacturing facility in Kinston, North Carolina in 2010 that will initially produce components for the Airbus A350 XWB aircraft.
     Spirit is the majority participant in the Kansas Industrial Energy Supply Company (“KIESC”), a tenancy-in-common with other Wichita companies established to purchase natural gas.
     Spirit participates in two joint ventures, Spirit-Progresstech LLC (“Spirit-Progresstech”) and Taikoo Spirit AeroSystems Composite Co. Ltd. (“TSACCL”), of which Spirit’s ownership interest is 50% and 25.5%, respectively. Spirit-Progresstech provides aerospace engineering support services and TSACCL was formed to develop and implement a state of the art composite and metal bond component repair station in the Asia-Pacific region.
     The accompanying unaudited interim condensed consolidated financial statements include the Company’s financial statements and the financial statements of its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership), including Spirit-Progresstech and TSACCL, are accounted for under the equity method. KIESC is fully consolidated as Spirit owns 77.8% of the entity’s equity. All intercompany balances and transactions have been eliminated in consolidation. Spirit’s U.K. subsidiary uses local currency, the British pound, as its functional currency. All other foreign subsidiaries use local currency as their functional currency with the exception of our Malaysian subsidiary, which uses the British pound.
     As part of the monthly consolidation process, the functional currencies of our international subsidiaries are translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts as defined by SFAS No. 52, Foreign Currency Translation (as amended).
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended April 2, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2009 presentation. In addition, the Company adjusted its balance sheet to reflect retrospective presentation of noncontrolling interests from Other liabilities to the Shareholders’ equity section at April 2, 2009 and December 31, 2008 in accordance with reporting requirements under SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (SFAS 160). The adoption of SFAS 160 did not have a material impact on the Company’s results of operations or statement of cash flows. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 20, 2009.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
2. New Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141. SFAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and any goodwill acquired to be measured at their fair value on the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period that begins on or after December 15, 2008, and is effective for the Company at the beginning of fiscal 2009. Early adoption is prohibited. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (SFAS 160), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As a result of adopting SFAS 160 in first quarter of 2009, the Company adjusted its balance sheet to reflect retrospective presentation prescribed by SFAS 160 of noncontrolling interests in the amount of $0.5 from Other liabilities to the Shareholders’ equity section at April 2, 2009 and December 31, 2008. The Company considered SFAS 154, Accounting Changes and Errors Corrections (as amended), to ensure this change in accounting principle is properly accounted for. The adoption of SFAS 160 did not have a material impact on the Company’s results of operations or statement of cash flows.
     In February 2008, the FASB issued Staff Position FSP No. 157-2, Partial Deferral of the Effective Date of Statement 157 (FSP No. 157-2), which delayed the adoption date until January 1, 2009 for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of FSP No. 157-2 did not have a material impact on the Company’s financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (SFAS 161), which requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company adopted the provisions of SFAS 161 effective January 1, 2009. See Note 10 for the Company’s disclosures about its derivative and hedging activities.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). This Statement was effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS 162 did not have a material impact on the Company’s financial position or results of operations.
     In November 2008, the FASB ratified EITF Issue No. 08-06 (EITF 08-06), Equity Method Investment Accounting Considerations. EITF 08-06 addresses the accounting for equity method investments as a result of the accounting changes prescribed by SFAS No. 141(R) and SFAS No. 160. EITF 08-06 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-06 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of EITF 08-06 did not have a material impact on the Company’s financial position or results of operations.
     In December 2008, the FASB issued Staff Position FSP No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP No. 132(R)-1). This FSP amends SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The disclosures about plan assets required by this FSP are required for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP No. 132(R)-1 to have a material impact on our financial position or results of operations.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
3. Accounts Receivable
     Accounts receivable, net consists of the following:

	April 2,	December 31,
	2009	2008
Trade receivables	$199.0	$101.2
Volume-based pricing accrual	47.9	29.7
Employee receivables	1.4	1.9
Other	20.4	16.6

Total	268.7	149.4
Less: allowance for doubtful accounts	(0.1)	(0.1)

Accounts receivable, net	$268.6	$149.3

4. Inventory
     Inventories are summarized as follows:

	April 2,	December 31,
	2009	2008
Raw materials	$195.6	$176.3
Work-in-process	1,427.4	1,260.3
Finished goods	30.7	27.5

Product inventory	1,653.7	1,464.1
Capitalized pre-production	464.7	417.9

Total inventory, net	$2,118.4	$1,882.0

     Inventories are summarized by platform as follows:

	April 2,	December 31,
	2009	2008
B737	$363.3	$309.6
B747(1)	196.0	154.2
B767	17.0	16.6
B777	157.1	166.4
B787(2)	801.9	768.3
Airbus — All platforms	86.6	70.7
Gulfstream(3)	302.9	224.7
Rolls-Royce	46.0	43.7
Cessna	29.7	20.0
Aftermarket	30.2	25.7
Other in-process inventory related to long-term contracts and other programs(4)	87.7	82.1

Total inventory	$2,118.4	$1,882.0

(1)	B747 inventory includes $95.6 and $63.6 in non-recurring production costs at April 2, 2009 and December 31, 2008, respectively, related to the B747-8 program.

(2)	B787 inventory includes $234.4 and $235.4 in capitalized pre-production costs at April 2, 2009 and December 31, 2008, respectively.

(3)	Gulfstream inventory includes $230.3 and $182.5 in capitalized pre-production costs at April 2, 2009 and December 31, 2008, respectively.

(4)	Includes non-program specific inventoriable cost accruals and miscellaneous other work-in-process.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
     At April 2, 2009, work-in-process inventory included $253.5 of deferred production costs, which is comprised of $230.9 related to B787, $53.8 on certain other contracts for the excess of production costs over the estimated average cost per ship set and ($31.2) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks. These balances were $162.0, including $169.4 related to the B787 and $30.6 for certain other contracts, and ($38.0) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated cost per ship set for units delivered under the current production blocks, respectively, at December 31, 2008. Recovery of excess over average deferred production costs is dependent on the number of ship sets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts will be fully recovered.
     Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.
     The following is a roll forward of the inventory obsolescence and surplus reserve included in the inventory balances at April 2, 2009:

Balance-December 31, 2008	$31.2
Charges to costs and expenses	5.2
Write-offs, net of recoveries	(5.2)
Exchange rate	0.1

Balance-April 2, 2009	$31.3

5. Property, Plant and Equipment
     Property, plant and equipment, net consists of the following:

	April 2,	December 31,
	2009	2008
Land	$15.6	$15.5
Buildings (including improvements)	249.2	206.5
Machinery and equipment	538.4	512.8
Tooling	449.7	428.9
Construction in progress	184.9	204.3

Total	1,437.8	1,368.0
Less: accumulated depreciation	(330.8)	(299.7)

Property, plant and equipment, net	$1,107.0	$1,068.3

     Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $1.8 and $1.5 for the three months ended April 2, 2009 and March 27, 2008, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized $20.3 and $18.9 of repair and maintenance expense for the three months ended April 2, 2009 and March 27, 2008, respectively.
     We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation expense related to capitalized software was $3.8 and $5.8 for the three months ended April 2, 2009 and March 27, 2008, respectively.
6. Current Portion of Long-Term Receivable
     In connection with the Boeing Acquisition, Boeing is required to make future non-interest bearing payments to Spirit attributable to the acquisition of title of various tooling and other capital assets to be determined by Spirit. Spirit will retain usage rights and custody of the assets for their remaining useful lives without compensation to Boeing. Since Spirit retains the risks and rewards of ownership to such assets, Spirit recorded such amounts as consideration to be returned from Boeing. The discounted receivable is accreted as interest income until payments occur and are recorded as a component of other assets. The accretion of interest income was $2.5 and $4.9 for the three months ended April 2, 2009 and March 27, 2008, respectively.
     The following is a schedule of future payments from this receivable:

2009	$86.6

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
     A discount rate of 9.75% was used to record these payments at their estimated present value of $82.6 and $108.9 at April 2, 2009 and December 31, 2008, respectively. At April 2, 2009, the remaining discounted balance of this receivable was $82.6, all of which is current.
7. Other Assets
     Other assets are summarized as follows:

	April 2,	December 31,
	2009	2008
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	25.3	25.3

Total intangible assets	37.0	37.0
Less: Accumulated amortization-patents	(0.6)	(0.6)
Accumulated amortization-favorable leasehold interest	(2.6)	(2.5)
Accumulated amortization-customer relationships	(9.5)	(8.7)

Intangible assets, net	24.3	25.2

Deferred financing costs, net	13.0	14.3
Fair value of derivative instruments	2.4	3.8
Goodwill — Europe	2.7	2.7
Equity in net assets of affiliates	3.7	3.9
Other	2.6	2.7

Total	$48.7	$52.6

     Deferred financing costs, net are recorded net of $16.0 and $14.7 of accumulated amortization at April 2, 2009 and December 31, 2008, respectively.
     The Company recognized $0.9 and $1.4 of amortization expense of intangibles for the three months ended April 2, 2009 and March 27, 2008, respectively.
8. Advance Payments and Deferred Revenue/Credits
     Advance payments. Advance payments are those payments made to Spirit by third parties in contemplation of the future performance of services, receipt of goods, incurrence of expenditures, or for other assets to be provided by Spirit on a contract and are repayable if such obligation is not satisfied. The amount of advance payments to be recovered against units expected to be delivered within a year is classified as a short-term liability, with the balance of the unliquidated advance payments classified as a long-term liability.
     Deferred revenue. Deferred revenue consists of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables. These payments are classified as deferred revenue when received, and recognized as revenue as the production units are delivered.
     Advance payments and deferred revenue/credits are summarized by platform as follows:

	April 2,	December 31,
	2009	2008
B737	$81.6	$87.3
B747	7.8	8.0
B787	995.7	1,019.9
Airbus — All platforms	35.4	52.6
Gulfstream	42.5	42.5
Other	15.7	21.2

Total advance payments and deferred revenue/credits	$1,178.7	$1,231.5

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
9. Government Grants
     As part of our site construction projects in Kinston, North Carolina and Subang, Malaysia, we have the potential benefit of grants related to government funding of a portion of these buildings and other specific capital assets. Due to the terms of the lease agreements, we are deemed to own the construction projects. During the construction phase of the facilities, as amounts eligible under the terms of the grants are expended, we will record that spending as Property, Plant and Equipment (construction-in-progress) and Deferred Grant Income Liability (less the present value of any future minimum lease payments). Upon completion of the facilities, the Deferred Grant Income will be amortized as a component of production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the Deferred Grant Income related to the capital investment criteria, which represents half of the grant, will be amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the Deferred Grant Income will be amortized over a ten year period in a manner consistent with the job performance criteria. In Malaysia, the Deferred Grant Income will be amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of April 2, 2009, we recorded $52.6 within Property, Plant and Equipment and Deferred Grant Income Liability related to the use of grant funds in Malaysia and North Carolina. Of this amount, $50.4 in capital represents transactions where funds have been paid directly to contractors by an agency of the Malaysian Government in the case of Malaysia, and by the escrow agent in North Carolina, so they are not reflected on the Statement of Cash Flows.
     Deferred grant income liability, net consists of the following:

	April 2,	December 31,
	2009	2008
Beginning Balance	$38.8	$—
Grant liability recorded	13.9	38.8
Grant income recognized	(0.2)	—
Exchange rate	0.1	—

Total deferred grant income liability	$52.6	$38.8

     The asset related to the deferred grant income, net consists of the following:

	April 2,	December 31,
	2009	2008
Beginning Balance	$38.8	$—
Amount paid by Spirit (reimbursed by third parties)	0.5	2.3
Amount paid by escrow agent	13.4	37.0
Depreciation offset to amortization of grant income	(0.2)	—
Exchange rate	0.1	(0.5)

Total asset value related to deferred grant income	$52.6	$38.8

10. Derivative and Hedging Activities
     Effective for the first quarter of 2009, we adopted SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, which expands the quarterly and annual disclosure requirements about our derivative instruments and hedging activities.
      The Company enters into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. The Company also enters into foreign currency forward contracts to reduce the risks associated with the changes in foreign exchange rates on sales and purchases denominated in other currencies. The Company does not use these contracts for speculative or trading purposes. On the inception date, the Company designates a derivative contract as either a fair value or cash flow hedge in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138 (SFAS 133) and links the contract to either a specific asset or liability on the balance sheet, or to forecasted commitments or transactions. The Company formally documents the hedging relationship between the hedging instrument and the hedged item as well as its risk-management objective and strategy for undertaking the hedge, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on a quarterly basis, whether the derivative item is effective in offsetting changes in fair value or cash flows.

      Changes in the fair value of derivative instruments are reported in Accumulated Other Comprehensive Income, net of tax. In the case of interest rate swaps, amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. If the actual interest rate on the fixed rate portion of debt is less than LIBOR, the monies received are recorded as an offset to interest expense. Conversely, if the actual interest rate on the fixed rate portion of debt is greater than LIBOR, then the Company pays the difference, which is recorded to interest expense. Reclassifications of the amounts related to the foreign currency forward contracts are recorded to revenues in the same period in which the contract is settled. Any change in the fair value resulting from ineffectiveness is immediately recognized in earnings.
      The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques for the three months ended April 2, 2009 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.
      The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item; the derivative expires or is sold, terminated or exercised; the derivative is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur; or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative instrument on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in Other Comprehensive Income are recognized immediately in earnings.
      To the extent that derivative instruments do not qualify for hedge accounting treatment, they are “marked-to-market” with the changes in fair market value of the instruments reported in the results of operations for the current period.
      The Company’s hedge agreements do not include provisions requiring collateral. Certain of the Company’s derivative instruments are covered by master netting arrangements whereby, in the event of a default as defined by the Senior Secured Credit Facility or termination event, the non-defaulting party has the right to offset any amounts payable against any obligation of the defaulting party under the same counterparty agreement.
      The entire asset classes of the Company, including hedges, are pledged as collateral for both the term loan and the revolving credit facility.
Interest Rate Swaps
     As required under our Senior Secured Credit Facility (see Note 12), we enter into floating-to-fixed interest rate swap agreements periodically. As of April 2, 2009, the interest swap agreements had notional amounts totaling $500.0 million. In addition, we entered a forward-starting swap effective from July 2009 to replace the swap expiring in July 2009.

				Effective	Fair Value,
Principal Amount	Expires	Variable Rate	Fixed Rate	Fixed Rate (2)	April 2, 2009
$300	July 2009	LIBOR	4.30%	6.05%	$(2.5)
$100	July 2010	LIBOR	4.37%	6.12%	$(3.8)
$100	July 2011	LIBOR	4.27%	6.02%	$(6.1)
$300(1)	July 2011	LIBOR	3.23%	4.98%	$(9.7)

(1)	Forward-starting swap effective July 2009 entered into October 2008.

(2)	Effective fixed rates include LIBOR rates plus 175 basis points.
     The purpose of entering into these swaps was to reduce the Company’s exposure to variable interest rates. The interest rate swaps settle on a quarterly basis when interest payments are made. These settlements occur through the maturity date. The fair value of the interest rate swaps was a liability (unrealized loss) of ($22.1) and ($23.0) at April 2, 2009 and December 31, 2008, respectively.
Foreign Currency Forward Contracts
     In April 2006, the Company acquired BAE Aerostructures, which became Spirit Europe, headquartered in Prestwick, Scotland. The functional currency of Spirit Europe is the British pound sterling with approximately 83% of revenues from contracts denominated in British pounds and 75% of purchases denominated in British pounds for the Company’s 2008 fiscal year. As a result of the BAE Acquisition, we have certain sales, expenses, assets and liabilities that are denominated in British pounds sterling. However, sales of Spirit Europe’s products to Boeing and some procurement costs are denominated in U.S. dollars and Euros. As a consequence, movements in exchange rates could cause net sales and our expenses to fluctuate, affecting our profitability and cash flows. In addition, even when revenues and expenses are matched, we must translate British pound sterling denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar as compared to the British pound sterling will affect our reported results of operations and the value of our assets and liabilities on our consolidated balance sheet, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods and/or result in significant changes to the carrying value of our assets, liabilities and shareholders’ equity.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
     We use foreign currency forward contracts to reduce our exposure to currency exchange rate fluctuations. The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. The hedges are being accounted for as cash flow hedges in accordance with SFAS 133. Gains and losses from these cash flow hedges are recorded to Other Comprehensive Income until the underlying transaction for which the hedge was placed is recognized and then the value in Other Comprehensive Income is reclassified to earnings. The fair value of the forward contracts was a net liability of $1.2 and $2.6 as of April 2, 2009 and December 31, 2008, respectively.
Notional Amount

		Foreign
	USD	Currency
Year	Buy/(Sell)	Buy/(Sell)
2009	$(8.8)	£5.3
2010 (1)	0.3	(0.2)
2011-2013 (1)	—	(0.2)

	$(8.5)	£4.9

(1)	The foreign currency forward contracts for 2010 through 2013, acquired as part of the BAE Acquisition, had no underlying contractual transactions at the inception date of the contracts and, therefore, are classified as debt securities which are not subject to hedge accounting. The mark-to-market values of these debt securities are recorded through the Consolidated Statement of Operations on a monthly basis in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (as amended).

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
     The following table summarizes the Company’s fair value of outstanding derivatives at April 2, 2009 and December 31, 2008:

	Fair Values of Derivative Instruments
	Other Asset Derivatives		Other Liability Derivatives
	April 2, 2009	December 31, 2008	April 2, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps
Current	$—	$—	$2.5	$4.0
Non-current	—	—	19.6	19.0
Foreign currency forward contracts
Current	—	—	1.0	2.4
Non-current	—	—	—	—

Total derivatives designated as hedging instruments under SFAS 133	—	—	23.1	25.4

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps
Current	—	—	—	—
Non-current	—	—	—	—
Foreign currency forward contracts
Current	1.0	—	1.0	—
Non-current	2.4	3.8	2.6	4.0

Total derivatives not designated as hedging instruments under SFAS 133	3.4	3.8	3.6	4.0

Total derivatives	$3.4	$3.8	$26.7	$29.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
     The impact on Other Comprehensive Income and earnings from cash flow hedges for the three months ended April 2, 2009 and March 27, 2008 was as follows:

			Location of			Location of Gain
			Gain or			or (Loss)
			(Loss)			Recognized in
			Reclassified			Income on
			from			Derivative	Amount
			Accumulated	Amount		(Ineffective	Recognized in
	Amount of Gain or (Loss)		OCI into	Reclassified from		Portion and	Income on Derivative
Derivatives in SFAS 133	Recognized in OCI, net of tax, on		Income	Accumulated OCI into		Amount Excluded	(Ineffective Portion and
Cash Flow Hedging	Derivative		(Effective	Income		from Effectiveness	Amount Excluded from
Relationships	(Effective Portion)		Portion)	(Effective Portion)		Testing)	Effectiveness Testing)
	For the three months ended			For the three months ended			For the three months ended
	April 2, 2009	March 27, 2008		April 2, 2009	March 27, 2008		April 2, 2009	March 27, 2008
Interest rate swaps	$(1.4)	$(4.8)	Interest expense	$3.3	$(0.2)	Other (income)/ expense	$—	$0.3
Foreign currency forward contracts	0.2	(0.7)	Sales/ Revenue	1.4	(0.6)	Other (income)/ expense	—	—

Total	$(1.2)	$(5.5)		$4.7	$(0.8)		$—	$0.3

     The impact on earnings from foreign currency forward contracts that do not qualify as cash flow hedges under SFAS 133, was insignificant for the three months ended April 2, 2009 and March 27, 2008.
     Gains and losses accumulated in Other Comprehensive Income for interest rate swaps are reclassified into earnings as each interest rate period is reset. During the next twelve months, the Company estimates that ($7.5) will be reclassified from Other Comprehensive Income, net of tax, as a charge to earnings from interest rate swaps. Interest rate swaps are placed for a period of time not to exceed the maturity of the Company’s Term B loan. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.
     Gains and losses accumulated in Other Comprehensive Income for foreign currency forward contracts are reclassified into earnings as the underlying transactions for which the contracts were entered into are realized. During the next twelve months, the Company estimates that ($1.0) will be reclassified from Other Comprehensive Income, net of tax, as a charge to earnings from foreign currency forward contracts. None of the gains or losses reclassed to earnings were attributable to the discontinuance of cash flow hedges.
11. Fair Value Measurements
     SFAS No. 157, Fair Value Measurements (SFAS 157) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard discloses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Observable inputs, such as current and forward interest rates and foreign exchange rates, are used in determining the fair value of our interest rate swaps and foreign currency forward contracts.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets and liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

	Fair Value Measurements
	April 2, 2009			At April 2, 2009 Using
				Quoted Prices in
	Total Carrying	Assets	Liabilities	Active Markets	Significant	Significant
	Amount in	Measured at	Measured at	for Identical	Other Observable	Unobservable
Description	Balance Sheet	Fair Value	Fair Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Interest Rate Swaps	$(22.1)	$—	$(22.1)	$—	$(22.1)	$—

Foreign Currency Forward Contracts	$(1.2)	$3.4	$(4.6)	$—	$(1.2)	$—

	Fair Value Measurements
	December 31, 2008			At December 31, 2008 Using
				Quoted Prices in
	Total Carrying	Assets	Liabilities	Active Markets	Significant	Significant
	Amount in	Measured at	Measured at	for Identical	Other Observable	Unobservable
Description	Balance Sheet	Fair Value	Fair Value	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
Interest Rate Swaps	$(23.0)	$—	$(23.0)	$—	$(23.0)	$—

Foreign Currency Forward Contracts	$(2.6)	$3.8	$(6.4)	$—	$(2.6)	$—
     The fair value of the interest rate swaps and foreign currency forward contracts are determined by using mark-to-market reports generated for each derivative and evaluated for counterparty risk. In the case of the interest rate swaps, the Company evaluated its counterparty risk using credit default swaps, historical default rates and credit spreads.
12. Debt
Credit Agreement
     In connection with the Boeing Acquisition, Spirit executed an $875.0 credit agreement that consisted of a $700.0 senior secured term loan used to fund the acquisition and pay all related fees and expenses associated with the acquisition and the credit agreement, and a $175.0 senior secured revolving credit facility. In March 2008, the revolving credit facility was increased to $650.0. Commitment fees associated with the revolver total 50 basis points on the undrawn amount and 225 basis points on letters of credit. As of April 2, 2009, Spirit had $75.0 of borrowings under the revolving credit facility. The entire asset classes of Spirit, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility.
     The amended credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. This agreement also contains a financial covenant, consisting of a maximum total leverage ratio that decreases over time, currently at 3.0x in 2009, 2.5x in 2010, and 2.25x in 2011 through 2013. The leverage ratio compares the balance of total senior credit facility debt to an adjusted EBITDA, which is the amount of income (loss) from operations before depreciation and amortization expenses and other specifically identified exclusions. The leverage ratio is calculated each quarter in accordance with the credit agreement. Failure to meet this financial covenant would be an event of default under the senior secured credit facility. As of April 2, 2009, we were and expect to continue to be in full compliance with all covenants contained within our debt agreement.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
Malaysian Term Loan
     On June 2, 2008, Spirit’s wholly owned subsidiary, Spirit AeroSystems Malaysia SDN BHD (“Spirit Malaysia”) entered into a Facility Agreement (“Malaysia Facility Agreement”) for a term loan facility of Ringgit Malaysia (RM) 69.2 (approximately USD $20.0) (the “Malaysia Facility”), with EXIM Bank to be used towards partial financing of plant and equipment (including the acquisition of production equipment), materials, inventory and administrative costs associated with the establishment of an aerospace-related composite component assembly plant, plus potential additional work packages in Malaysia at the Malaysia International Aerospace Center in Subang, Selangor, Malaysia (the “Project”). Funds for the Project will be available on a drawdown basis over a twenty-four month period from the date of the Malaysia Facility Agreement. Spirit Malaysia is scheduled to make periodic draws against the Malaysia Facility.
     The indebtedness repayment requires quarterly principal installments of RM 3.3 (USD $1.0) from September 2011 through May 2017, or until the entire loan principal has been repaid.
     Outstanding amounts drawn under the Malaysia Facility are subject to a fixed interest rate of 3.5% per annum, payable quarterly.
     Total debt shown on the balance sheet is comprised of the following:

	April 2,	December 31,
	2009	2008
Senior secured debt (short and long-term)	$576.5	$577.9
Revolving credit facility	75.0	—
Malaysian term loan	8.5	8.9
Present value of capital lease obligations	2.6	1.2

Total	$662.6	$588.0

13. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	Three Months	Three Months
	Ended	Ended
	April 2, 2009	March 27, 2008
Components of Net Periodic Pension Income

Service cost	$1.4	$1.9
Interest cost	9.7	9.6
Expected return on plan assets	(13.9)	(17.9)
Amortization of prior service cost	—	—
Amortization of net (gain)/loss	2.2	(1.7)
Curtailment/settlement	—	—

Net periodic pension income	$(0.6)	$(8.1)

	Other Benefits
	Three Months	Three Months
	Ended	Ended
	April 2, 2009	March 27, 2008
Components of Net Periodic Benefit Cost

Service cost	$0.3	$0.4
Interest cost	0.7	0.6
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of net (gain)/loss	—	(0.1)
Curtailment/settlement	—	—

Net periodic benefit cost	$1.0	$0.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
Employer Contributions
     We expect to contribute zero dollars to the U.S. qualified pension plan and less than $0.2 to both the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2009. Our projected contributions to the U.K. pension plan for 2009 were $7.2, of which $1.8 was contributed by the end of the first quarter of 2009. We anticipate contributing the additional $5.4 to the U.K. pension plan during the remainder of 2009. The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.
14. Stock Compensation
     The Company has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.
     For the three months ended April 2, 2009, the Company recognized a total of $2.8 of stock compensation expense, net of forfeitures, as compared to $3.7 of stock compensation expense, net of forfeitures, recognized for the three months ended March 27, 2008. Of the total $2.8 of stock compensation expense recorded for the three months ended April 2, 2009, $2.7 was recorded as expense in Selling, general and administrative expense while the remaining $0.1 was capitalized in inventory and is recognized through Cost of sales consistent with the accounting methods we follow in accordance with SOP 81-1. Of the $3.7 of stock compensation expense recorded for the three months ended March 27, 2008, $3.6 was recorded as expense in Selling, general and administrative expense while the remaining $0.1 was capitalized in inventory in accordance with SOP 81-1.
     The fair value of vested class B shares was $20.2 at April 2, 2009, based on the market value of the Company’s common stock on that date.
     On February 20, 2009, 308,667 class A shares with a value of $3.5 were granted under the Short-Term Incentive Plan for the 2008 plan year and will vest on the one-year anniversary of the grant date. In the first quarter of 2009, 140,065 Short-Term Incentive Plan class B shares with a grant date fair value of $3.9 vested, and 28,882 Long-Term Incentive Plan class B shares with a grant date fair value of $0.8 vested.
15. Income Taxes
     The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total deferred tax assets, net of deferred tax liabilities, as of April 2, 2009 and December 31, 2008 were $206.7 and $204.7, respectively.
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
     In general, the Company records income tax expense each quarter based on its best estimate as to the full year’s effective tax rate. Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises. Events or items that give rise to discrete recognition include finalizing amounts in income tax returns filed, finalizing audit examinations for open tax years, and a statute of limitations expiration.
     The 32.5% effective tax rate for the three months ended April 2, 2009 differs from the 33.5% effective tax rate for the same period in 2008 primarily due to the reinstatement of the U.S. Research and Experimentation Tax Credit (“R&E Tax Credit”) on October 3, 2008, partially offset by a decrease in state income tax credits. The 32.5% estimated annualized effective rate may fluctuate due to discrete events and changes to the Company’s liability assessment for uncertain tax positions.
     The Company’s 2005 and 2006 U.S. Federal income tax returns are currently being examined. The Company reasonably expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
16. Shareholders’ Equity
Earnings per Share Calculation
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended April 2, 2009
			Per Share
Basic EPS	Income	Shares	Amount
Income available to common shareholders	$62.7	137.1	$0.46
Diluted potential common shares		2.8

Diluted EPS
Income available to common shareholders + assumed vesting and conversion	$62.7	139.9	$0.45

	Three Months Ended March 27, 2008
			Per Share
Basic EPS	Income	Shares	Amount
Income available to common shareholders	$85.2	136.8	$0.62
Diluted potential common shares		2.8

Diluted EPS
Income available to common shareholders + assumed vesting and conversion	$85.2	139.6	$0.61
Other Comprehensive Income
     Components of Other Comprehensive Income (loss), net of tax, consist of the following:

	For the Three Months Ended
	April 2, 2009	March 27, 2008
Net income	$62.7	$85.2
Other Comprehensive Income (loss), net of tax
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps, net of tax	(1.4)	(4.8)
Pension, SERP, and Retiree Medical adjustments, net of tax	(1.2)	—
Unrealized gain (loss) on foreign currency forward contracts, net of tax	0.2	(0.7)
Reclassification adjustments realized in net income, net of tax	3.0	(0.5)
Foreign currency translation adjustments	0.4	1.0

Total Other Comprehensive Income	$63.7	$80.2

17. Related Party Transactions
     On March 26, 2007, Hawker Beechcraft, Inc. (“Hawker”), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. Spirit’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker. For the three months ended April 2, 2009 and March 27, 2008, sales to Hawker were $4.3 and $5.1, respectively.
     A member of the Holdings’ Board of Directors is also a member of the Board of Directors of Hawker.
     Since February 2007, an executive of the Company has been a member of the Board of Directors of one of the Company’s suppliers, Precision Castparts Corp. of Portland, Oregon, a manufacturer of complex metal components and products. For the three months ended April 2, 2009 and March 27, 2008, the Company purchased $13.5 and $8.2 of products, respectively, from this supplier.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
     A member of Holdings’ Board of Directors is the president and chief executive officer of Aviall, Inc., the parent company of one of our customers, Aviall Services, Inc. and a wholly owned subsidiary of Boeing. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc. Net revenues under the distribution agreement were $1.7 and $1.6 for the three months ended April 2, 2009 and March 27, 2008, respectively.
     The Company paid less than $0.1 to a subsidiary of Onex for services rendered for each of the three month periods ended April 2, 2009 and March 27, 2008. Management believes the amounts charged were reasonable in relation to the services provided.
     Boeing owns and operates significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, is providing those systems and support services to Spirit under a Transition Services Agreement. A number of services covered by the Transition Services Agreement have now been established by the Company, and the Company is scheduled to continue to use the remaining systems and support services it has not yet established. The Company incurred fees of $5.5 and $5.8 for services performed for the three months ended April 2, 2009 and March 27, 2008, respectively. The amounts owed to Boeing and recorded as accrued liabilities were $11.0 and $9.5 at April 2, 2009 and December 31, 2008, respectively.
     The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $0.4 and $0.6 to the firm for the three month periods ended April 2, 2009 and March 27, 2008, respectively.
     An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties. Such fees are not material to Spirit.
18. Commitments, Contingencies and Guarantees
     Litigation
     From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of SFAS No. 5, Accounting for Contingencies, we had no accruals at April 2, 2009 or December 31, 2008 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
     On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early April 2007. The defendants include Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with The Boeing Company and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under ERISA and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification and are currently in the discovery process. The sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005.
Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the Asset Purchase Agreement (“APA”) between Boeing and Spirit’s corporate predecessor, Mid-Western Aircraft Systems, Inc. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
     On July 21, 2005, the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) filed a grievance against Boeing on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, regarding issues that parallel those asserted in Harkness et al. v. The Boeing Company et al. Boeing denied the grievance, and the UAW subsequently filed suit to compel arbitration, which the parties eventually agreed to pursue. The arbitration was conducted in January 2008. In April 2008, the arbitrator issued an opinion and award in favor of the UAW. The arbitrator directed Boeing to reinstate the seniority of the employees and “afford them the benefits appurtenant thereto.” On March 5, 2009, the arbitrator entered an Opinion and Supplemental Award that directed Boeing to award certain benefits to UAW members upon whose behalf the grievance was brought, notwithstanding the prior denial of such benefits by the Boeing Plan Administrator. On April 10, 2009, Boeing filed a Complaint in the United States District Court for the Northern District of Illinois, seeking a ruling that the Arbitrator exceeded his authority in granting the Supplemental Award. Boeing has notified Spirit of its intent to seek indemnification from Spirit for any “indemnifiable damages” it may incur in the UAW matter, pursuant to the terms of the APA. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
Guarantees
     Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of April 2, 2009 and December 31, 2008, $18.4 and $14.0 were outstanding in respect of these guarantees, respectively.
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
     The following is a roll forward of the service warranty balances at April 2, 2009:

Balance-December 31, 2008	$6.5
Charges to costs and expenses	1.4
Exchange rate	—

Balance-April 2, 2009	$7.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited) — Continued
($ in millions other than per share)
19. Segment Information
     The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Essentially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 95% of the Company’s net revenues for the three months ended April 2, 2009 came from our two largest customers, Boeing and Airbus.
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
     The Company’s Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer), as well as related spares and maintenance, repairs and overhaul (MRO).
     The Company’s Propulsion Systems segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers) and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services.
     The Company’s Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces) as well as other miscellaneous structural parts primarily to aircraft OEMs, as well as related spares and MRO services. These activities take place at the Company’s facilities in Tulsa and McAlester, Oklahoma, Prestwick, Scotland and Subang, Malaysia.
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
     The following table shows segment information:

	Three Months Ended	Three Months Ended
	April 2, 2009	March 27, 2008
Segment Revenues
Fuselage Systems	$430.5	$492.0
Propulsion Systems	227.4	274.7
Wing Systems	220.9	262.3
All Other	8.6	7.4

	$887.4	$1,036.4

Segment Operating Income
Fuselage Systems	$74.9	$89.1
Propulsion Systems	38.7	44.5
Wing Systems	19.5	32.5
All Other	0.4	0.4

	133.5	166.5
Unallocated corporate SG&A	(35.5)	(36.1)
Unallocated research and development	(0.2)	(0.2)

Total operating income	$97.8	$130.2

20. Subsequent Events

     On April 29, 2009, Cessna announced that it was suspending development of the Citation Columbus business jet until favorable market conditions returned. In February 2008, Spirit was selected as the supplier for the fuselage and empennage on the Citation Columbus. To accommodate the manufacturing and testing of the Columbus fuselage, Spirit begun construction of a 375,000 square foot factory in Wichita, Kansas in the fall of 2008. As of April 2, 2009, Spirit had incurred $20.9 in construction costs, of which $13.7 was paid for in incentives awarded by the Kansas Department of Commerce, the City of Wichita and Sedgwick County. As of April 2, 2009, Spirit had incurred $20.3 in non-recurring engineering costs, net of $9.4 in advances, related to the Citation Columbus. Work on the program was immediately suspended at Cessna’s request. We are working with the customer to assess the impact.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.
Recent Events
     On April 29, 2009, Cessna announced that it was suspending development of the Citation Columbus business jet until favorable market conditions returned. In February 2008, Spirit was selected as the supplier for the fuselage and empennage on the Citation Columbus. To accommodate the manufacturing and testing of the Columbus fuselage, Spirit begun construction of a 375,000 square foot factory in Wichita, Kansas in the fall of 2008. As of April 2, 2009, Spirit had incurred $20.9 million in construction costs, of which $13.7 million was paid for in incentives awarded by the Kansas Department of Commerce, the City of Wichita and Sedgwick County. As of April 2, 2009, Spirit had incurred $20.3 million in non-recurring engineering costs, net of $9.4 million in advances, related to the Citation Columbus. Work on the program was immediately suspended at Cessna’s request. We are working with the customer to assess the impact.
     On April 9, 2009, Boeing announced that it will cut monthly production of its wide body B777 in June 2010 from seven planes a month to five. This production cut is not expected to have a significant effect on our 2009 financial results.
     On November 2, 2008, Boeing employees represented by the International Association of Machinists and Aerospace Workers, or the IAM, ended their fifty-eight day strike with The Boeing Company (“the Strike”). At the onset of the Strike, Spirit and Boeing jointly implemented a ship-in-place plan for all Spirit-produced major components, whereby we continued production at a reduced rate, but did not physically deliver the majority of end-items to Boeing. In addition, we worked with our employees to implement reduced work weeks and other cost saving measures to mitigate the effects of the Strike. Early in the first quarter of 2009, Spirit employees returned to full work weeks as the Company gradually ramped up to full rate production. The residual effects of the Strike carried over into the first quarter of 2009 impacting Spirit’s net revenues and operating income as delivery volumes were below pre-Strike levels. The post-Strike impact reduced Spirit’s revenue by an estimated $256.1 million for the first quarter of 2009, as compared to results consistent with pre-Strike delivery levels, which negatively impacted our income and cash flows. By segment, this amounted to estimated reductions in revenue of $125.4 million, $70.6 million and $60.1 million for the Fuselage Systems, Propulsion Systems, and Wing Systems segments, respectively, as compared to results consistent with pre-Strike delivery levels. As of April 2, 2009, all ship-in-place units had been physically delivered to Boeing.
     Spirit’s supply agreement with Boeing provides for selling prices to be established based on planned production volumes for each annual period beginning June 1 through May 31, with higher prices at lower volumes and lower prices at higher volumes. These pre-established prices are the basis for billing and payment for the entire year regardless of actual volume, with any differences settled after the yearly period has ended. The Strike impacted production volumes, as they fell below the planned levels for the June 1, 2008 through May 31, 2009 time period, resulting in higher actual average prices than had been anticipated so higher prices have been recognized in current period results. The financial results for the three months ended April 2, 2009 include accrued revenue of $18.2 million for volume-based price increases retroactive to June 1, 2008.
Overview
     We are the largest independent non-OEM (OEM refers to aircraft original equipment manufacturer) parts designer and manufacturer of commercial aerostructures in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial, military and business jet aircraft. We derive our revenues primarily through long-term supply agreements with Boeing and requirements contracts with Airbus. For the three months ended April 2, 2009, we generated net revenues of $887.4 million and net income of $62.7 million.
     We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid and rear fuselage sections, (2) Propulsion Systems, which include nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which include facilities in Tulsa and McAlester, Oklahoma, Prestwick, Scotland and Subang, Malaysia that manufacture wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other Wichita companies. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 26%, 25% and 1%, respectively, of our net revenues for the three months ended April 2, 2009.

2009 Outlook
     We expect the following results, or ranges of results, for the year ending December 31, 2009:

	2009 Outlook	2008 Actuals
Revenues	$4.25-$4.35 billion	$3.8 billion
Earnings per share, diluted	$2.15-$2.35 per share	$1.91 per share
Effective tax rate	~33%	30.9%
Cash flow from operations		$211 million
Capital expenditures	(See below)	$236 million
Capital reimbursement		$116 million
     Our 2009 outlook is based on the following market assumptions:
•	We expect our 2009 revenues to be approximately $4.25-$4.35 billion based on Boeing’s 2009 delivery guidance of 480-485 aircraft; anticipated ramp up of B787 deliveries; 2009 expected Airbus deliveries of approximately 483 aircraft; internal Spirit forecasts for non-OEM production activity and non-Boeing and Airbus customers; and foreign exchange rates consistent with year-end 2008 levels.

•	We expect our 2009 fully diluted earnings per share guidance to be between $2.15 and $2.35 per share, based on the assumptions noted above.

•	We expect our 2009 cash flow from operations less capital expenditures, net of customer reimbursements, to be positive in the aggregate with capital expenditures of approximately $250 million.

•	Financial guidance for 2009 excludes potential financial impacts associated with the suspension of the Cessna Citation Columbus program.
Results of Operations

	Three Months	Three Months
	Ended	Ended
	April 2,	March 27,
	2009	2008
	($ in millions)
Net revenues	$887.4	$1,036.4
Operating costs and expenses
Cost of sales	737.3	857.3
Selling, general and administrative	38.4	39.1
Research and development	13.9	9.8

Total costs and expenses	789.6	906.2
Operating income	97.8	130.2
Interest expense and financing fee amortization	(9.1)	(9.1)
Interest income	2.6	5.7
Other income, net	1.5	1.4

Income before income taxes	92.8	128.2
Income tax expense	(30.2)	(43.0)

Income before equity in net income of affiliates	62.6	85.2
Equity in net income of affiliates	0.1	—

Net income	$62.7	$85.2

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

     Comparative ship set deliveries by model are as follows:

	Three Months	Three Months
	Ended	Ended
	April 2,	March 27,
Model	2009	2008
B737	74	93
B747	3	4
B767	3	3
B777	21	20
B787	2	1

Total Boeing	103	121
A320 Family	105	95
A330/340	26	24
A380	—	4

Total Airbus	131	123
Hawker 800 Series	18	15

Total	252	259

Three Months Ended April 2, 2009 as Compared to Three Months Ended March 27, 2008
     Net Revenues. Net revenues for the three months ended April 2, 2009 were $887.4 million, a decrease of $149.0 million, or 14%, compared with net revenues of $1,036.4 million for the same period in the prior year. The decrease in net revenues is primarily attributable to the decrease in Boeing model deliveries resulting in a $157.2 million decline in revenues, partially offset by $18.2 million in volume-based pricing adjustments for the quarter. As compared to the first quarter of 2008, the strengthening dollar resulted in a $40 million decrease in the value of net revenues from Spirit Europe. Deliveries to Boeing decreased by 15% to 103 ship sets during the first quarter of 2009 compared to 121 ship sets delivered for the same period in the prior year. In total, in the first three months of 2009, we delivered 252 ship sets compared to 259 ship sets delivered for the same period in the prior year, a 3% decrease. Approximately 95% of Spirit’s net revenue for the first three months of 2009 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues were 83% for each of the three month periods ended April 2, 2009 and March 27, 2008. During the first three months of 2009, Spirit updated its contract profitability estimates resulting in an unfavorable cumulative catch-up adjustment of $2.7 million driven primarily by unfavorable cost trends within the Fuselage and Wing Systems segments. The Fuselage Systems segment unfavorable cumulative catch-up adjustment was driven primarily by higher material cost and lower labor productivity attributable to the effects of the Strike. The Wing Systems segment unfavorable cumulative catch-up adjustment for the first quarter of 2009 was driven by lower production rates and increased costs from certain suppliers on the Hawker Beechcraft program as compared to previous customer requirements through year end 2008. A $1.8 million favorable cumulative catch-up adjustment was recognized during the first quarter of 2008.
     Selling, General and Administrative. SG&A as a percentage of net revenues were 4% of net revenue for each of the three month periods ended April 2, 2009 and March 27, 2008.
     Research and Development. R&D costs as a percentage of net revenues were approximately 2% for the three months ended April 2, 2009 as compared to 1% for the same period in the prior year. The higher spending as a percentage of net revenues in the first three months of 2009 is a result of lower net revenues due to the Strike and an acceleration of the timing of spending on certain wing and propulsion development projects.
     Operating Income. Operating income for the three months ended April 2, 2009 was $97.8 million, a decrease of $32.4 million, or 25%, compared to operating income of $130.2 million for the same period in the prior year. The decrease is primarily attributable to the lower net revenues as a result of the Strike and higher R&D expenses in the first quarter of 2009.
     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the first three months of 2009 includes $7.9 million of interest and fees paid or accrued in connection with long-term debt and $1.2 million in amortization of deferred financing costs as compared to $8.2 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs for the same period in the prior year.

In March 2008, the Company amended its credit facility which resulted in an increase in amortized deferred financing costs. The decrease in interest expense in the first quarter of 2009 was primarily driven by lower LIBOR rates on the floating portion of our Term B loan, partially offset by increased fees on the revolver.
     Interest Income. Interest income for the first three months of 2009 consisted of $2.5 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition and $0.1 million in interest income as compared to $4.9 million of accretion and $0.8 million in interest income for the same period in the prior year. The combined decrease of $3.1 million as compared to the three months ended March 27, 2008 was primarily due to lower accretion income as a result of a lower outstanding balance on the discounted long-term receivable and lower interest rates on interest bearing accounts.
     Provision for Income Taxes. The income tax provision for the first quarter of 2009 consisted of $29.0 million for federal income taxes and $1.2 million for state taxes and $0.0 million for foreign taxes. The 32.5% effective tax rate for the three months ended April 2, 2009 differs from the 33.5% effective tax rate for the same period in 2008 primarily due to reinstatement of the “R&E Tax Credit” on October 3, 2008, partially offset by a decrease in state income tax credits.
     Segments. The following table shows comparable segment operating income before unallocated corporate expenses for the three months ended April 2, 2009 compared to the three months ended March 27, 2008:

	Three Months Ended	Three Months Ended
	April 2, 2009	March 27, 2008
	($ in millions)
Segment Revenues
Fuselage Systems	$430.5	$492.0
Propulsion Systems	227.4	274.7
Wing Systems	220.9	262.3
All Other	8.6	7.4

	$887.4	$1,036.4

Segment Operating Income
Fuselage Systems	$74.9	$89.1
Propulsion Systems	38.7	44.5
Wing Systems	19.5	32.5
All Other	0.4	0.4

	133.5	166.5
Unallocated corporate SG&A	(35.5)	(36.1)
Unallocated research and development	(0.2)	(0.2)

Total operating income	$97.8	$130.2

     Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 26%, 25% and 1% respectively, of our net revenues for the three months ended April 2, 2009. Net revenues attributable to Airbus are recorded in the Wing Systems segment. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 56%, 29%, 15% and less than 1%, respectively, of our segment operating income before unallocated corporate expenses for the three months ended April 2, 2009. Operating income before unallocated corporate expenses as a percentage of net revenues by segment was approximately 17%, 17%, 9% and 5%, respectively, for Fuselage Systems, Propulsion Systems, Wing Systems and All Other for the three months ended April 2, 2009.
     Fuselage Systems. Fuselage Systems segment net revenues for the first quarter of 2009 were $430.5 million, a decrease of $61.5 million, or 13%, as compared to the same period in the prior year. The lower net revenue was primarily driven by a decrease in ship set deliveries to Boeing compared to the same period in the prior year. Fuselage Systems posted segment operating margins of 17% for the first three months of 2009, down from 18% in the same period of 2008, as an unfavorable cumulative catch-up adjustment of $1.5 million was realized during the first quarter of 2009 due to higher material costs and lower labor productivity.
     Propulsion Systems. Propulsion Systems segment net revenues for the first three months of 2009 were $227.4 million, a decrease of $47.3 million, or 17%, as compared to the same period in the prior year. The lower net revenue was primarily driven by a decrease in ship set deliveries to Boeing compared to the same period in the prior year. Propulsion Systems posted segment operating margins of 17% for the first three months of 2009 as compared to 16% for the same period of 2008, due to stronger aftermarket sales and a favorable cumulative catch-up adjustment of $2.8 million realized during the first quarter of 2009. The favorable cumulative catch-up adjustment was primarily driven by improved overhead rates.

     Wing Systems. Wing Systems segment net revenues for the first three months of 2009 were $220.9 million, a decrease of $41.4 million, or 16%, as compared to the same period in the prior year. The lower net revenue was primarily driven by a decrease in ship set deliveries to Boeing and strengthening of the dollar as compared to exchange rates from the first quarter of 2008. Wing Systems posted segment operating margins of 9% for the first three months of 2009, compared to 12% in the same period of 2008, as an unfavorable cumulative catch-up of $4.0 million was realized during the first quarter of 2009 compared to a favorable cumulative catch-up adjustment of $2.1 million realized during the first quarter of 2008. The unfavorable cumulative catch-up was a result of higher material costs, lower production rates and increased costs from certain supplies on the Hawker Beechcraft program and the impact of the stronger dollar.
     All Other. All Other net revenues consist of sundry sales and miscellaneous services, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. The increase in net revenues in the first three months of 2009, compared to the first three months of 2008, was driven primarily by an increase in natural gas revenues associated with KIESC. There is no profit associated with the higher KIESC sales, which is the primary reason the segment margin of 4.7% in the first three months of 2009 was lower compared to 5.4% in the first three months of 2008.
Cash Flow
     Three Months Ended April 2, 2009 Compared to the Three Months Ended March 27, 2008
     Operating Activities. For the three months ended April 2, 2009, we had a net cash outflow of $149.1 million from operating activities, a decrease of $220.4 million, compared to a net cash inflow of $71.3 million for the same period in the prior year. The decrease in cash provided from operations in the first quarter of 2009 was primarily due to lower earnings, the liquidation of customer advances for the B787 as compared to $124 million in B787 customer advances in the first quarter of 2008, and inventory build-up as a result of increased nonrecurring costs on start-up programs and deferred production.
     Investing Activities. For the three months ended April 2, 2009, we had a net cash outflow of $25.3 million from investing activities, a decrease of $40.5 million, or 62%, as compared to a net cash outflow of $65.8 million for the same period in the prior year. During the first three months of 2009, we invested $54.4 million in property, plant and equipment, software and program tooling, which was $11.3 million less than during the same period in the prior year. Net cash provided by investing activities in the first quarter of 2009 included $28.8 million of capital reimbursements received from Boeing.
     Financing Activities. For the three months ended April 2, 2009, we had a net cash inflow of $73.6 million from financing activities, an increase of $8.6 million, or 13%, compared to a net cash inflow of $65.0 million for the same period in the prior year. During the first three months of 2009, we borrowed $100.0 million from our revolving credit facility and repaid $25.0 million, as compared to borrowings of $75.0 million in the first quarter of 2008. In the first quarter of 2009, we made a principal debt payment of $1.9 million compared to $3.2 million in principal debt payments in the same period in the prior year. We also incurred $6.8 million in debt issuance costs in the first quarter of 2008 and had no similar costs in 2009.
Liquidity and Capital Resources
     Liquidity, or access to cash, is an important factor in determining our financial stability. The primary sources of our liquidity include cash flow from operations, which may include advance payments, and borrowing capacity through our credit facilities. Our liquidity requirements and working capital needs depend on a number of factors, including delivery rates and payment terms under our contracts, the level of research and development expenditures related to new programs, capital expenditures, growth and contractions in the business cycle, contributions to our union-sponsored benefit plans and interest and debt payments.
     Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. This is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current levels of operations and absent any disruptive events, management believes that internally generated funds, advance payments and receivables from customers, and borrowings available under our revolving credit facility should provide sufficient resources to finance our operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least 2009. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs.

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
     We ended the first quarter of 2009 with Cash and cash equivalents of $115.6 million, a decrease of $100.9 million, compared to Cash and cash equivalents of $216.5 million at December 31, 2008. We maintain bank accounts with highly rated financial institutions and our cash investments have had no direct exposure to any sub-prime asset classes.
     Our revolving credit facility is a significant source of liquidity for our business. The current facility expires in mid-2010 and we intend to extend or renew this agreement prior to its expiration. As of April 2, 2009, we had $75.0 million in outstanding borrowings from our revolving credit facility resulting in $575.0 million of the revolver remaining available at the end of the quarter.
     The amended credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. This agreement also contains a financial covenant, consisting of a maximum total leverage ratio that decreases over time, currently at 3.0x in 2009, 2.5x in 2010, and 2.25x in 2011 through 2013. The leverage ratio compares the balance of total senior credit facility debt to an adjusted EBITDA, which is the amount of income (loss) from operations before depreciation and amortization expenses and other specifically identified exclusions. The leverage ratio is calculated each quarter in accordance with the credit agreement. Failure to meet this financial covenant would be an event of default under the senior secured credit facility. As of April 2, 2009, we were and expect to continue to be in full compliance with all covenants contained within our debt agreement.
     We may pursue strategic acquisitions on an opportunistic basis. Our acquisition strategy may require substantial capital, and we may not be able to raise any necessary funds on acceptable terms or at all. If we incur additional debt to finance acquisitions, our total interest expense will increase.
     We believe that the lenders participating in our credit facilities will be willing and able to provide financing to us in accordance with their legal obligations under the credit facilities. However, there can be no assurance that the cost or availability of future borrowings, if any, in the debt markets or our credit facilities will not be impacted by the ongoing credit market disruptions.
     Our corporate credit ratings at Standard & Poor’s Rating Services and Moody’s Investor Service as of April 2, 2009 were BB and Ba3, respectively.
     Our U.S. pension plan remained fully funded at April 2, 2009. As a result of the plan’s asset performance during 2008 and the increased pension obligation resulting from a lower discount rate at the December 31 measurement date, we now expect significantly reduced non-cash pension income in future periods. Our plan investments are broadly diversified, and despite the recent downturn, we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan.
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
     On March 26, 2008, Boeing and Spirit amended their existing B787 Supply Agreement to, among other things, provide for revised payment terms for ship set deliveries from Spirit to Boeing. The Amended B787 Supply Agreement required Boeing to make additional advance payments to Spirit in 2008 in the amount of $396.0 million for production articles, in addition to the $700.0 million received through 2007.The additional advances will be applied against the full purchase price of the ship sets delivered (net of the $1.4 million per ship set applied against the initial $700.0 million of advances described above) until fully repaid. In the event that Boeing does not take delivery of the number of ship sets for which the additional advance payments have been made, any additional advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance repaid beginning the year in which we deliver our final B787 production ship set to Boeing, with the full amount to be repaid no later than the end of the subsequent year.

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
     Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to:
•	our ability to continue to grow our business and execute our growth strategy; including the timing and execution of new programs;

•	reduction in the build rates of certain Boeing aircraft including, but not limited to, the B737 program, the B747 program, the B767 program and the B777 program, and build rates of the Airbus A320 and A380 programs, which could be affected by the impact of a deep recession on business and consumer confidence and the impact of continuing turmoil in the global financial and credit markets;

•	declining business jet manufacturing rates and customer cancellations or deferrals as a result of the weakened global economy;

•	the success and timely execution of key milestones such as first flight and delivery of Boeing’s new B787 and Airbus’ new A350 aircraft programs, including receipt of necessary regulatory approvals and customer adherence to their announced schedules;

•	our ability to enter into supply arrangements with additional customers and the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing, Airbus, and other customers;

•	any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals or reduced orders by their customers;

•	any adverse impact on the demand for air travel or our operations from the outbreak of diseases such as the influenza outbreak caused by the H1N1 virus, avian influenza, severe acute respiratory syndrome or other epidemic or pandemic outbreaks;

•	returns on pension plan assets and impact of future discount rate changes on pension obligations;

•	our ability to borrow additional funds, extend or renew our revolving credit facility, or refinance debt;

•	competition from original equipment manufacturers and other aerostructures suppliers;

•	the effect of governmental laws, such as U.S. export control laws, the Foreign Corrupt Practices Act, environmental laws and agency regulations, both in the U.S. and abroad;

•	our ability to perform our obligations and manage cost related to our new commercial and business aircraft development programs;

•	the cost and availability of raw materials and purchased components;

•	our ability to successfully extend or renegotiate our primary collective bargaining contracts with our labor unions;

•	our ability to recruit and retain highly skilled employees and our relationships with the unions representing many of our employees;

•	spending by the U.S. and other governments on defense;

•	the outcome or impact of ongoing or future litigation and regulatory actions; and

•	our exposure to potential product liability claims.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in commodity pricing, interest rates, and foreign currency exchange rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 20, 2009, which could materially affect our business, financial condition or results of operations. There have been no material changes to our market risk since the filing of our Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls as of April 2, 2009, and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     During the first quarter of 2009, we implemented portions of our new enterprise resource planning (ERP) system, which required us to make substantial modifications to our information technology systems and business processes. This conversion affected certain general ledger functions, and resulted in the use of new system reports and additional monitoring controls during the remaining transition from legacy systems which is expected to continue through mid-2009. Other than this item, there were no other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the first quarter of 2009.
PART II- OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding any recent material developments relating to our legal proceedings since the filings of our most recent Annual Report on Form 10-K is included in Note 18 to our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
     In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 20, 2009, which could materially affect our business, financial condition or results of operations. Other than the modification to the risk factors set forth below, there have been no material changes to the Company’s risk factors previously disclosed in our 2008 Annual Report on Form 10-K.
Any significant disruption in our supply from key vendors could delay production and adversely affect our financial performance.
     We are highly dependent on the availability of essential materials and purchased components from our suppliers, some of which are available only from a sole source or limited sources. Moreover, we are dependent upon the ability of our suppliers to provide materials and components that meet specifications, quality standards and delivery schedules. Our suppliers’ failure to provide expected raw materials or component parts that meet our technical specifications could adversely affect production schedules and contract profitability.

     Our continued supply of materials is subject to a number of risks including:
•	the destruction of our suppliers’ facilities or their distribution infrastructure;

•	a work stoppage or strike by our suppliers’ employees;

•	the failure of our suppliers to provide materials of the requisite quality or in compliance with specifications;

•	the failure of essential equipment at our suppliers’ plants;

•	the failure of our foreign suppliers to satisfy U.S. import or export control laws for goods that we purchase from such suppliers;

•	the failure of suppliers to meet regulatory standards;

•	the failure, shortage or delays in the delivery of raw materials to our suppliers;

•	contractual amendments and disputes with our suppliers; and

•	inability of suppliers to perform as a result of the weakened global economy or otherwise.
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
     In order to perform on new programs we may be required to construct or acquire new facilities requiring additional up-front investment costs. In the case of significant program delays and/ or program cancellations, for the costs that are not recoverable, we could be required to bear the construction and maintenance costs and incur potential impairment charges for the new facilities. Also, we may need to expend additional resources to determine an alternate revenue-generating use for the facilities. Likewise, significant delays in the construction or acquisition of a plant site could impact production schedules.
We are subject to environmental regulation and our ongoing operations may expose us to environmental liabilities.
     Our operations are subject to extensive regulation under environmental, health and safety laws and regulations in the United States and the United Kingdom. We may be subject to potentially significant fines or penalties, including criminal sanctions, if we fail to comply with these requirements. We have made, and will continue to make, significant capital and other expenditures to comply with these laws and regulations. We cannot predict with certainty what environmental legislation will be enacted in the future or how existing laws will be administered or interpreted. Our operations involve the use of large amounts of hazardous substances and generate many types of wastes, including emissions of hexavalent chromium and volatile organic compounds. Spills and releases of these materials may subject us to clean-up liability, and we may become obligated to reduce our emissions of hexavalent chromium and volatile organic compounds. We cannot give any assurance that the aggregate amount of future clean-up costs and other environmental liabilities will not be material.
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

Signature	Title	Date

/s/ Ulrich Schmidt	Executive Vice President and Chief Financial Officer	May 8, 2009

Ulrich Schmidt	(Principal Financial Officer)

/s/ Daniel R. Davis	Vice President and Corporate Controller	May 8, 2009

Daniel R. Davis	(Principal Accounting Officer)