Form 10-Q
period 2009-07-02
Spirit AeroSystems Holdings, Inc.
filed 2009-08-07
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 3, 2009, the registrant had outstanding 104,665,952 shares of class A common stock, $0.01 par value per share and 34,281,016 shares of class B common stock, $0.01 par value per share.

PART I- FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	July 2, 2009	June 26, 2008	July 2, 2009	June 26, 2008
	($ in millions, except per share data)
Net revenues	$1,059.6	$1,062.1	$1,947.0	$2,098.5
Operating costs and expenses
Cost of sales	1,021.6	874.5	1,758.9	1,731.8
Selling, general and administrative	34.7	40.9	73.1	80.0
Research and development	13.7	10.6	27.6	20.4

Total operating costs and expenses	1,070.0	926.0	1,859.6	1,832.2
Operating income (loss)	(10.4)	136.1	87.4	266.3
Interest expense and financing fee amortization	(9.8)	(10.5)	(18.9)	(19.6)
Interest income	2.0	5.0	4.6	10.7
Other income, net	4.2	0.2	5.7	1.6

Income (loss) before income taxes	(14.0)	130.8	78.8	259.0
Income tax benefit (provision)	5.8	(44.4)	(24.4)	(87.4)

Income (loss) before equity in net loss of affiliates	(8.2)	86.4	54.4	171.6
Equity in net loss of affiliate	(0.1)	—	—	—

Net income (loss)	$(8.3)	$86.4	$54.4	$171.6

Earnings (loss) per share
Basic	$(0.06)	$0.63	$0.39	$1.25
Diluted	$(0.06)	$0.62	$0.39	$1.23
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	July 2,	December 31,
	2009	2008
	($ in millions)
Current assets
Cash and cash equivalents	$88.9	$216.5
Accounts receivable, net	263.8	149.3
Current portion of long-term receivable	55.7	108.9
Inventory, net	2,093.1	1,882.0
Income tax receivable-current	38.0	3.8
Deferred tax asset-current	65.4	62.1
Other current assets	13.2	10.7

Total current assets	2,618.1	2,433.3
Property, plant and equipment, net	1,167.6	1,068.3
Pension assets	59.7	60.1
Deferred tax asset-non-current	149.5	146.0
Other assets	66.1	52.6

Total assets	$4,061.0	$3,760.3

Current liabilities
Accounts payable	$434.3	$316.9
Accrued expenses	159.1	161.8
Current portion of long-term debt	6.3	7.1
Advance payments, short-term	206.2	138.9
Deferred revenue, short-term	64.3	110.5
Other current liabilities	18.7	8.1

Total current liabilities	888.9	743.3
Long-term debt	729.7	580.9
Advance payments, long-term	812.5	923.5
Deferred revenue and other deferred credits	60.1	58.6
Pension/OPEB obligation	48.3	47.3
Deferred grant income liability	86.5	38.8
Other liabilities	60.6	70.4
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 104,686,385 and 103,209,466 issued and outstanding, respectively	1.0	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 36,368,243 and 36,679,760 shares issued and outstanding, respectively	0.4	0.4
Additional paid-in capital	945.6	939.7
Noncontrolling interest	0.5	0.5
Accumulated other comprehensive loss	(117.6)	(134.2)
Retained earnings	544.5	490.1

Total shareholders’ equity	1,374.4	1,297.5

Total liabilities and shareholders’ equity	$4,061.0	$3,760.3

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	July 2, 2009	June 26, 2008
	($ in millions)
Operating activities
Net income	$54.4	$171.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	62.2	57.8
Amortization expense	4.7	4.6
Accretion of long-term receivable	(4.5)	(9.3)
Employee stock compensation expense	6.0	7.5
Loss from the ineffectiveness of hedge contracts	—	0.6
Gain from foreign currency transactions	(4.7)	—
Loss on disposition of assets	—	(0.4)
Deferred taxes	(4.6)	0.5
Pension and other post retirement benefits, net	1.0	(14.3)
Grant income	(0.5)	—
Changes in assets and liabilities
Accounts receivable	(109.4)	(52.9)
Inventory, net	(203.0)	(310.2)
Accounts payable and accrued liabilities	109.2	36.2
Advance payments	(43.7)	183.9
Deferred revenue and other deferred credits	(45.7)	0.3
Income taxes receivable/payable	(37.6)	10.3
Other	0.2	(7.8)

Net cash provided by (used in) operating activities	(216.0)	78.4

Investing Activities
Purchase of property, plant and equipment	(106.7)	(119.4)
Long-term receivable	57.7	56.5
Other	0.7	1.5

Net cash (used in) investing activities	(48.3)	(61.4)

Financing Activities
Proceeds from revolving credit facility	250.0	75.0
Payments on revolving credit facility	(100.0)	(75.0)
Proceeds from issuance of debt	—	9.4
Principal payments of debt	(3.9)	(7.9)
Proceeds from governmental grants	0.6	1.4
Debt issuance and financing costs	(10.2)	(6.8)

Net cash provided by (used in) financing activities	136.5	(3.9)

Effect of exchange rate changes on cash and cash equivalents	0.2	0.9

Net increase (decrease) in cash and cash equivalents for the period	(127.6)	14.0
Cash and cash equivalents, beginning of period	216.5	133.4

Cash and cash equivalents, end of period	$88.9	$147.4

Supplemental Information
Change in value of financial instruments	$0.2	$3.8
Property acquired through capital leases	$1.9	$3.3
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)
1. Organization and Basis of Interim Presentation
     Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). Onex Corporation (“Onex”) of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, Boeing and Hawker Beechcraft Corporation. Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit’s incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Cessna, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines, and Continental Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma, Prestwick, Scotland, and in Wichita. Spirit opened a new manufacturing facility in Subang, Malaysia in early 2009 for the production of composite panels for wing components and expects to open another manufacturing facility in Kinston, North Carolina in 2010 that will initially produce components for the Airbus A350 XWB aircraft.
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
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended July 2, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2009 presentation. The Company adjusted its balance sheet to reflect retrospective presentation of noncontrolling interests from Other liabilities to the Shareholders’ equity section at July 2, 2009 and December 31, 2008 in accordance with reporting requirements under SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (SFAS 160). The adoption of SFAS 160 did not have a material impact on the Company’s results of operations or statement of cash flows. In connection with the preparation of the condensed consolidated financial statements and in accordance with the recently issued SFAS No. 165, Subsequent Events (SFAS 165), the Company evaluated subsequent events after the balance sheet date of July 2, 2009 through August 7, 2009, which is the date these financial statements were issued. Staff Position FSP Emerging Issues Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1), was effective for the Company beginning January 1, 2009. The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.

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
2. New Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on our financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which changes the consolidation guidance applicable to a variable interest entity (VIE). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, through qualitative analysis rather than quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impacts the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. Other special purpose entities, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. SFAS 167 will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The Company is currently evaluating the impact of adoption of SFAS 167.
     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (SFAS 166). SFAS 166 requires additional disclosures about the transfer and derecognition of financial assets and eliminates the concept of qualifying special-purpose entities under SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of SFAS 166 to have a material impact on our financial position or results of operations.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 prescribes the period after the balance sheet date during which management should evaluate transactions for potential recognition, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and the required disclosures an entity should make about transactions or events occurring after the balance sheet date. This statement is effective for interim or annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the financial statements of the Company.
     In April 2009, the FASB issued Staff Position FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP No. 157-4). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and activity for the asset and liability have significantly decreased. FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP No. 157-4 did not have a material impact on our financial position or results of operations. The Company adopted the provisions of FSP No. 157-4 effective for the period ended July 2, 2009. See Note 10 for the Company’s disclosures about its derivative and hedging activities.
     In April 2009, the FASB issued Staff Position FSP No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise From Contingencies (FSP No. 141(R)-1). This FSP amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP No. 141(R)-1 is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of FSP No. 141(R)-1 to have a material impact on our financial position or results of operations.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)
     In April 2009, the FASB issued Staff Position FSP No. 107-1 and ABP 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP No. 107-1 and APB 28-1). This FSP requires disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information for interim reporting periods. The Company adopted the provisions of FSP No. 107-1 and APB 28-1 effective for the period ended July 2, 2009. See Note 11 for the Company’s disclosures about its estimated fair value on long-term debt.
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
     In June 2008, the FASB issued Staff Position (FSP) Emerging Issues Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). Under FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common shareholders. FSP EITF 03-6-1 was effective for the Company beginning January 1, 2009. The adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)
3. Accounts Receivable
     Accounts receivable, net consists of the following:

	July 2,	December 31,
	2009	2008
Trade receivables	$250.0	$101.2
Volume-based pricing accrual	8.8	29.7
Employee receivables	0.2	1.9
Other	4.9	16.6

Total	263.9	149.4
Less: allowance for doubtful accounts	(0.1)	(0.1)

Accounts receivable, net	$263.8	$149.3

4. Inventory
     Inventories are summarized as follows:

	July 2,	December 31,
	2009	2008
Raw materials	$199.1	$176.3
Work-in-process	1,454.0	1,260.3
Finished goods	27.5	27.5

Product inventory	1,680.6	1,464.1
Capitalized pre-production	412.5	417.9

Total inventory, net	$2,093.1	$1,882.0

     Inventories are summarized by platform as follows:

	July 2,	December 31,
	2009	2008
B737	$340.3	$309.6
B747(1)	189.6	154.2
B767	23.5	16.6
B777	154.3	166.4
B787(2)	853.6	768.3
Airbus — All platforms	127.3	70.7
Gulfstream(3)	277.2	224.7
Rolls-Royce	48.8	43.7
Cessna Citation Columbus	22.5	20.0
Aftermarket	26.9	25.7
Other in-process inventory related to long-term contracts and other programs(4)	29.1	82.1

Total inventory	$2,093.1	$1,882.0

(1)	B747 inventory includes $90.2 and $63.6 in non-recurring production costs at July 2, 2009 and December 31, 2008, respectively, related to the B747-8 program. Also included is $26.0 of progress payments for B747-8 tooling received in 2009, which is netted against the B747 inventory.

(2)	B787 inventory includes $233.7 and $235.4 in capitalized pre-production costs at July 2, 2009 and December 31, 2008, respectively.

(3)	Gulfstream inventory includes $172.0 and $182.5 in capitalized pre-production costs at July 2, 2009 and December 31, 2008, respectively.

(4)	Includes non-program specific inventoriable cost accruals and miscellaneous other work-in-process.

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
     At July 2, 2009, work-in-process inventory included $307.4 of deferred production costs, which is comprised of $271.3 related to B787, $64.1 on certain other contracts for the excess of production costs over the estimated average cost per ship set, and ($28.0) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks. These balances were $162.0, including $169.4 related to the B787 and $30.6 for certain other contracts, and ($38.0) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated cost per ship set for units delivered under the current production blocks, respectively, at December 31, 2008. Recovery of excess over average deferred production costs is dependent on the number of ship sets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts will be fully recovered.
     Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.
     The following is a roll forward of the inventory obsolescence and surplus reserve included in the inventory balances at July 2, 2009:

Balance-December 31, 2008	$31.2
Charges to costs and expenses	2.0
Write-offs, net of recoveries	(10.9)
Exchange rate	0.2

Balance-July 2, 2009	$22.5

5. Property, Plant and Equipment
     Property, plant and equipment, net consists of the following:

	July 2,	December 31,
	2009	2008
Land	$17.0	$15.5
Buildings (including improvements)	266.5	206.5
Machinery and equipment	547.7	512.8
Tooling	464.6	428.9
Construction in progress	235.6	204.3

Total	1,531.4	1,368.0
Less: accumulated depreciation	(363.8)	(299.7)

Property, plant and equipment, net	$1,167.6	$1,068.3

     Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $0.7 and $1.6 for the three months ended July 2, 2009 and June 26, 2008, respectively, and $2.5 and $3.1 for the six months ended July 2, 2009 and June 26, 2008, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized $23.9 and $27.0 of repair and maintenance expense for the three months ended July 2, 2009 and June 26, 2008, respectively, and $44.2 and $49.6 for the six months ended July 2, 2009 and June 26, 2008, respectively.
     We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Depreciation expense related to capitalized software was $3.5 and $5.5 for the three months ended July 2, 2009 and June 26, 2008, respectively, and $7.3 and $11.3 for the six months ended July 2, 2009 and June 26, 2008, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)
6. Current Portion of Long-Term Receivable
     In connection with the Boeing Acquisition, Boeing is required to make future non-interest bearing payments to Spirit attributable to the acquisition of title of various tooling and other capital assets to be determined by Spirit. Spirit will retain usage rights and custody of the assets for their remaining useful lives without compensation to Boeing. Since Spirit retains the risks and rewards of ownership to such assets, Spirit recorded such amounts as consideration to be returned from Boeing. The discounted receivable is accreted as interest income until payments occur and are recorded as a component of other current assets. The accretion of interest income was $2.0 and $4.4 for the three months ended July 2, 2009 and June 26, 2008, respectively, and $4.5 and $9.3 for the six months ended July 2, 2009 and June 26, 2008, respectively.
     The following is a schedule of future payments from this receivable:

2009	$57.7

     A discount rate of 9.75% was used to record these payments at their estimated present value of $55.7 and $108.9 at July 2, 2009 and December 31, 2008, respectively. At July 2, 2009, the remaining discounted balance of this receivable was all current.
7. Other Assets
     Other assets are summarized as follows:

	July 2,	December 31,
	2009	2008
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	28.3	25.3

Total intangible assets	40.0	37.0
Less: Accumulated amortization-patents	(0.6)	(0.6)
Accumulated amortization-favorable leasehold interest	(2.8)	(2.5)
Accumulated amortization-customer relationships	(11.5)	(8.7)

Intangible assets, net	25.1	25.2

Deferred financing costs, net	21.8	14.3
Fair value of derivative instruments	1.0	3.8
Goodwill	3.0	2.7
Equity in net assets of affiliates	4.0	3.9
Other	11.2	2.7

Total	$66.1	$52.6

     Deferred financing costs are recorded net of $17.5 and $14.7 of accumulated amortization at July 2, 2009 and December 31, 2008, respectively. During the second quarter of 2009, the Company incurred $10.2 of additional deferred financing costs in connection with the amendment to its revolving credit facility on June 8, 2009.
     The Company recognized $1.1 and $1.2 of amortization expense of intangibles for the three months ended July 2, 2009 and June 26, 2008, respectively, and $2.0 and $2.6 for the six months ended July 2, 2009 and June 26, 2008, respectively.
8. Advance Payments and Deferred Revenue/Credits
     Advance payments. Advance payments are those payments made to Spirit by third parties in contemplation of the future performance of services, receipt of goods, incurrence of expenditures, or for other assets to be provided by Spirit on a contract and are repayable if such obligation is not satisfied. The amount of advance payments to be recovered against units expected to be delivered within a year is classified as a short-term liability, with the balance of the unliquidated advance payments classified as a long-term liability. Progress payments differ from advance payments in that progress payments are made for work completed prior to receipt of payment.

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
     Advance payments and deferred revenue/credits are summarized by platform as follows:

	July 2,	December 31,
	2009	2008
B737	$74.1	$87.3
B747	11.3	8.0
B787	974.6	1,019.9
Airbus — All platforms	22.8	52.6
Gulfstream	42.5	42.5
Other	17.8	21.2

Total advance payments and deferred revenue/credits	$1,143.1	$1,231.5

9. Government Grants
     As part of our site construction projects in Kinston, North Carolina and Subang, Malaysia, we have the potential benefit of grants related to government funding of a portion of these buildings and other specific capital assets. Due to the terms of the lease agreements, we are deemed to own the construction projects. During the construction phase of the facilities, as amounts eligible under the terms of the grants are expended, we will record that spending as Property, Plant and Equipment (construction-in-progress) and Deferred Grant Income Liability (less the present value of any future minimum lease payments). Upon completion of the facilities, the Deferred Grant Income will be amortized as a component of production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the Deferred Grant Income related to the capital investment criteria, which represents half of the grant, will be amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the Deferred Grant Income will be amortized over a ten year period in a manner consistent with the job performance criteria. In Malaysia, the Deferred Grant Income will be amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of July 2, 2009, we recorded $86.5 within Property, Plant and Equipment and Deferred Grant Income Liability related to the use of grant funds in North Carolina and Malaysia. Of this amount, $80.9 in capital represents transactions where funds have been paid directly to contractors by an agency of the Malaysian Government in the case of Malaysia, and by the escrow agent in North Carolina, so they are not reflected on the Statement of Cash Flows.
     Deferred grant income liability, net consists of the following:

	July 2,	December 31,
	2009	2008
Beginning Balance	$38.8	$—
Grant liability recorded	44.5	38.8
Grant income recognized	(0.5)	—
Exchange rate	3.7	—

Total deferred grant income liability	$86.5	$38.8

     The asset related to the deferred grant income, net consists of the following:

	July 2,	December 31,
	2009	2008
Beginning Balance	$38.8	$—
Amount paid by Spirit (reimbursed by third parties)	0.6	2.3
Amount paid by escrow agent	43.9	37.0
Depreciation offset to amortization of grant income	(0.5)	—
Exchange rate	3.7	(0.5)

Total asset value related to deferred grant income	$86.5	$38.8

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
     The Company enters into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. The Company also enters into foreign currency forward contracts to reduce the risks associated with the changes in foreign exchange rates on sales. All gain/ loss on hedges is included in revenue and hedge contract revenue denominated in currencies other than the entities’ functional currencies. The Company does not use these contracts for speculative or trading purposes. On the inception date, the Company designates a derivative contract as either a fair value or cash flow hedge in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 137 and SFAS 138 (SFAS 133) and links the contract to either a specific asset or liability on the balance sheet, or to forecasted commitments or transactions. The Company formally documents the hedging relationship between the hedging instrument and the hedged item as well as its risk-management objective and strategy for undertaking the hedge, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on a quarterly basis, whether the derivative item is effective in offsetting changes in fair value or cash flows.
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
     The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques for the six months ended July 2, 2009 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.
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
     The entire asset classes of the Company, including hedges, are pledged as collateral for both the term loan and the revolving credit facility under the Company’s senior secured credit facility (see Note 12).
Interest Rate Swaps
     As required under our senior secured credit facility (see Note 12), we enter into floating-to-fixed interest rate swap agreements periodically. As of July 2, 2009, the interest swap agreements had notional amounts totaling $800.0, of which $300.0 is a forward-starting swap effective from July 2009 to replace the swap expiring in July 2009.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)

					Effective	Fair Value,
Principal Amount		Expires	Variable Rate	Fixed Rate	Fixed Rate (2)	July 2, 2009
$300		July 2009	LIBOR	4.30%	6.05%	$(2.3)
$100		July 2010	LIBOR	4.37%	6.12%	$(4.3)
$100		July 2011	LIBOR	4.27%	6.02%	$(6.3)
$300	(1)	July 2011	LIBOR	3.23%	4.98%	$(10.7)

					Total	$(23.6)

(1)	Forward-starting swap effective July 2009 entered into October 2008.

(2)	Effective rates include the fixed rates plus 175 basis points.
The purpose of entering into these swaps was to reduce the Company’s exposure to variable interest rates. The interest rate swaps settle on a quarterly basis when interest payments are made. These settlements occur through the maturity date. The fair value of the interest rate swaps was a liability (unrealized loss) of ($23.6) and ($23.0) at July 2, 2009 and December 31, 2008, respectively.
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
     We use foreign currency forward contracts to reduce our exposure to currency exchange rate fluctuations. The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. The hedges are being accounted for as cash flow hedges in accordance with SFAS 133. Gains and losses from these cash flow hedges are recorded to Other Comprehensive Income until the underlying transaction for which the hedge was placed is recognized and then the value in Other Comprehensive Income is reclassified to earnings. The last of these cash flow hedges were settled in the second quarter of 2009. The Company may enter into additional cash flow hedges in the future. The fair value of the forward contracts was a net liability of $0.3 and $2.6 as of July 2, 2009 and December 31, 2008, respectively.
Notional Amount

		Foreign
	USD	Currency
Year	Buy/(Sell)	Buy/(Sell)
2009	$—	£—
2010 (1)	0.3	(0.2)
2011-2013 (1)	—	(0.2)

	$0.3	£(0.4)

(1)	The foreign currency forward contracts for 2010 through 2013, acquired as part of the BAE Acquisition, had no underlying contractual transactions at the inception date of the contracts and, therefore, are classified as debt securities which are not subject to hedge accounting. The mark-to-market values of these debt securities are recorded through the Consolidated Statement of Operations on a monthly basis in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (as amended).

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)
     The following table summarizes the Company’s fair value of outstanding derivatives at July 2, 2009 and December 31, 2008:

	Fair Values of Derivative Instruments
	Other Asset Derivatives		Other Liability Derivatives
	July 2, 2009	December 31, 2008	July 2, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps
Current	$—	$—	$16.3	$4.0
Non-current	—	—	7.3	19.0
Foreign currency forward contracts
Current	—	—	—	2.4
Non-current	—	—	—	—

Total derivatives designated as hedging instruments under SFAS 133	—	—	23.6	25.4

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps
Current	—	—	—	—
Non-current	—	—	—	—
Foreign currency forward contracts
Current	0.4	—	0.4	—
Non-current	1.0	3.8	1.3	4.0

Total derivatives not designated as hedging instruments under SFAS 133	1.4	3.8	1.7	4.0

Total derivatives	$1.4	$3.8	$25.3	$29.4

     The impact on Other Comprehensive Income (OCI) and earnings from cash flow hedges for the three months ended July 2, 2009 and June 26, 2008 was as follows:

			Location of			Location of (Gain)
			(Gain) or			or Loss
			Loss			Recognized in
			Reclassified	Amount of (Gain) or Loss		Income on	Amount of (Gain) or Loss
	Amount of Gain or (Loss)		from	Reclassified from		Derivative	Income on Derivative
	Recognized in OCI, net of		Accumulated	Accumulated OCI into		(Ineffective	(Ineffective Portion and
	tax, on Derivative		OCI into	Income		Portion and	Amount Excluded from
Derivatives in SFAS 133	(Effective Portion)		Income	(Effective Portion)		Amount Excluded	Effectiveness Testing)
Cash Flow Hedging	For the three months ended		(Effective	For the three months ended		from Effectiveness	For the three months ended
Relationships	July 2, 2009	June 26, 2008	Portion)	July 2, 2009	June 26, 2008	Testing)	July 2, 2009	June 26, 2008
Interest rate swaps	$(1.3)	$2.2	Interest expense	$4.0	$1.3	Other (income)/ expense	$—	$0.3
Foreign currency forward contracts	(0.2)	0.5	Sales/ Revenue	1.8	(0.8)	Other (income)/ expense	0.1	—

Total	$(1.5)	$2.7		$5.8	$0.5		$0.1	$0.3

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)
     The impact on Other Comprehensive Income (OCI) and earnings from cash flow hedges for the six months ended July 2, 2009 and June 26, 2008 was as follows:

			Location of			Location of (Gain)
			(Gain) or			or Loss
			Loss			Recognized in	Amount of (Gain) or Loss
			Reclassified	Amount of (Gain) or Loss		Income on	Recognized in Income on
	Amount of Gain or (Loss)		from	Reclassified from		Derivative	Derivative (Ineffective
	Recognized in OCI, net of		Accumulated	Accumulated OCI into		(Ineffective	Portion and Amount
	tax, on Derivative		OCI into	Income		Portion and	Excluded from
Derivatives in SFAS 133	(Effective Portion)		Income	(Effective Portion)		Amount Excluded	Effectiveness Testing)
Cash Flow Hedging	For the six months ended		(Effective	For the six months ended		from Effectiveness	For the six months ended
Relationships	July 2, 2009	June 26, 2008	Portion)	July 2, 2009	June 26, 2008	Testing)	July 2, 2009	June 26, 2008
Interest rate swaps	$(2.7)	$(2.6)	Interest expense	$7.3	$1.0	Other (income)/ expense	$—	$0.6
Foreign currency forward contracts	—	(0.2)	Sales/ Revenue	3.2	(1.4)	Other (income)/ expense	0.1	—

Total	$(2.7)	$(2.8)		$10.5	$(0.4)		$0.1	$0.6

     The impact on earnings from foreign currency forward contracts that do not qualify as cash flow hedges under SFAS 133, was insignificant for the three months ended July 2, 2009 and June 26, 2008.
     Gains and losses accumulated in Other Comprehensive Income for interest rate swaps are reclassified into earnings as each interest rate period is reset. During the next twelve months, the Company estimates that ($10.4) will be reclassified from Other Comprehensive Income, net of tax, as a charge to earnings from interest rate swaps. Interest rate swaps are placed for a period of time not to exceed the maturity of the Company’s senior secured term loan. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.
     Gains and losses accumulated in Other Comprehensive Income for foreign currency forward contracts are reclassified into earnings as the underlying transactions for which the contracts were entered into are realized. During the next twelve months, the Company estimates that zero dollars will be reclassified from Other Comprehensive Income, net of tax, as a charge to earnings from foreign currency forward contracts. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.
11. Fair Value Measurements
     SFAS No. 157, Fair Value Measurements (SFAS 157), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)

Fair Value Measurements
At July 2, 2009
	July 2, 2009			Using
				Quoted Prices in	Significant
	Total			Active Markets	Other	Significant
	Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps	$(23.6)	$—	$(23.6)	$—	$(23.6)	$—

Foreign Currency Forward Contracts	$(0.3)	$1.4	$(1.7)	$—	$(0.3)	$—

Fair Value Measurements
At December 31, 2008
	December 31, 2008			Using
				Quoted Prices in	Significant
	Total			Active Markets	Other	Significant
	Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps	$(23.0)	$—	$(23.0)	$—	$(23.0)	$—

Foreign Currency Forward Contracts	$(2.6)	$3.8	$(6.4)	$—	$(2.6)	$—
     The fair value of the interest rate swaps and foreign currency forward contracts are determined by using mark-to-market reports generated for each derivative and evaluated for counterparty risk. In the case of the interest rate swaps, the Company evaluated its counterparty risk using credit default swaps, historical default rates and credit spreads.
     The Company’s long-term debt consists of obligations with variable interest rates. The estimated fair value of our debt obligations is based on the quoted market prices for such obligations. The estimated fair value of the senior secured term loan at July 2, 2009 with a carrying value of $575.0 is $542.6. The estimated fair value of the senior secured term loan at December 31, 2008 with a carrying value of $577.9 was $479.7. The estimated fair value of the Malaysia term loan at July 2, 2009 with a carrying value of $8.7 is $7.1. The estimated fair value of the Malaysia term loan at December 31, 2008 with a carrying value of $8.9 was $7.4.
12. Debt
Credit Agreement
     In connection with the Boeing Acquisition, Spirit executed an $875.0 credit agreement that consisted of a $700.0 senior secured term loan used to fund the acquisition and pay all related fees and expenses associated with the acquisition and the credit agreement, and a $175.0 senior secured revolving credit facility. In March 2008, the revolving credit facility was increased to $650.0. In June 2009, Spirit entered into an amendment No. 2 to its senior secured credit facility, whereby the revolving credit facility was increased from $650.0 to $729.0. The maturity date with respect to $408.8 of the revolver was extended to June 30, 2012. The maturity date for the remaining $320.2 of the revolver will continue to be June 30, 2010. Commitment fees associated with the portion of the revolver that was extended to June 30, 2012 increased from a rate of 50 basis points on the undrawn amount to 75 basis points. Commitment fees associated with the undrawn portion of the revolver that terminates on June 30, 2010 continue to be 50 basis points. The applicable margin payable on revolving loans in respect of which the underlying revolving credit commitment has been extended to June 30, 2012 (“Extending Revolving Loans”) has been increased. The applicable margin continues to be determined in accordance with a performance grid based on total leverage ratio and, for Extending Revolving Loans, ranges from 4.00% to 3.00% per annum in the case of

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)
LIBOR advances and from 3.00% to 2.00% per annum in the case of alternate base rate advances. The applicable margin payable in respect of loans that are not Extending Revolving Loans continues to range from 2.75% to 2.25% per annum in the case of LIBOR advances and from 1.75% to 1.25% per annum in the case of alternate base rate advances. As of July 2, 2009, Spirit had $150.0 of outstanding borrowings under the revolving credit facility. The entire asset classes of Spirit, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility.
     The amended credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. The amended credit agreement contains a revised Covenant Leverage Ratio and a new Interest Coverage Ratio. The Covenant Leverage Ratio (as defined in the credit agreement) financial covenant was modified to provide that the maximum Covenant Leverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not exceed 2.5:1 through maturity. The new Interest Coverage Ratio (as defined in the credit agreement) financial covenant was added to provide that the Interest Coverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not be less than 4:1. The Financial Covenant ratios are calculated each quarter in accordance with the credit agreement. Failure to meet these financial covenants would be an event of default under the senior secured credit facility. As of July 2, 2009, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement.
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
     Outstanding amounts drawn under the Malaysia Facility are subject to a fixed interest rate of 3.5% per annum, payable quarterly.
     Total debt shown on the balance sheet is comprised of the following:

	July 2,	December 31,
	2009	2008
Senior secured debt (short and long-term)	$575.0	$577.9
Revolving credit facility	150.0	—
Malaysian term loan	8.7	8.9
Present value of capital lease obligations	2.3	1.2

Total	$736.0	$588.0

13. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three		For the Six
	Months Ended		Months Ended
	July 2,	June 26,	July 2,	June 26,
Components of Net Periodic Pension Income	2009	2008	2009	2008
Service cost	$1.5	$1.8	$2.9	$3.7
Interest cost	9.7	9.7	19.4	19.3
Expected return on plan assets	(13.9)	(18.0)	(27.8)	(35.9)
Amortization of prior service cost	—	—	—	—
Amortization of net (gain)/loss	1.9	(1.2)	4.1	(2.9)

Net periodic pension income	$(0.8)	$(7.7)	$(1.4)	$(15.8)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)

	Other Benefits
	For the Three		For the Six
	Months Ended		Months Ended
	July 2,	June 26,	July 2,	June 26,
Components of Net Periodic Benefit Cost	2009	2008	2009	2008
Service cost	$0.7	$0.4	$1.0	$0.8
Interest cost	0.7	0.4	1.4	1.0
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net (gain)/loss	—	(0.2)	—	(0.3)

Net periodic benefit cost	$1.4	$0.6	$2.4	$1.5

Employer Contributions
     We expect to contribute zero dollars to the U.S. qualified pension plan and less than $0.2 to both the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2009. Our projected contributions to the U.K. pension plan for 2009 were $7.3, of which $4.1 was contributed by the end of the second quarter of 2009. We anticipate contributing an additional $3.2 to the U.K. pension plan during the remainder of 2009. The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.
14. Stock Compensation
     The Company has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of the Company’s common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.
     For the three months ended July 2, 2009, the Company recognized a total of $3.2 of stock compensation expense, net of forfeitures, as compared to $3.8 of stock compensation expense, net of forfeitures, recognized for the three months ended June 26, 2008. Of the total $3.2 of stock compensation expense recorded for the three months ended July 2, 2009, $3.1 was recorded as expense in Selling, general and administrative expense while the remaining $0.1 was capitalized in inventory and is recognized through Cost of sales consistent with the accounting methods we follow in accordance with SOP 81-1. Of the $3.8 of stock compensation expense recorded for the three months ended June 26, 2008, $3.7 was recorded as expense in Selling, general and administrative expense while the remaining $0.1 was capitalized in inventory in accordance with SOP 81-1.
     For the six months ended July 2, 2009, the Company recognized a total of $6.0 of stock compensation expense, net of forfeitures, as compared to $7.5 of stock compensation expense, net of forfeitures, recognized for the six months ended June 26, 2008. Of the total $6.0 of stock compensation expense recorded for the six months ended July 2, 2009, $5.8 was recorded as expense in Selling, general and administrative expense while the remaining $0.2 was capitalized in inventory and is recognized through Cost of sales consistent with the accounting methods we follow in accordance with SOP 81-1. Of the $7.5 of stock compensation expense recorded for the six months ended June 26, 2008, $7.3 was recorded as expense in Selling, general and administrative expense while the remaining $0.2 was capitalized in inventory in accordance with SOP 81-1.
     The fair value of vested class A and class B shares granted under the Company’s stock compensation plans was $0.3 and $24.5, respectively, at July 2, 2009, based on the market value of the Company’s common stock on that date.
     On May 5, 2009, 852,294 class A shares with a value of $11.0 were granted under the Company’s Long-Term Incentive Plan and will vest annually in three equal installments beginning on the two-year anniversary of the grant date. Also on May 5, 2009, 56,451 class A shares with a value of $0.7 were granted under the Company’s Director Stock Plan and will vest on the one-year anniversary of the grant date. In the second quarter of 2009, 5,521 class A shares granted under the Long-Term Incentive Plan and 20,816 class A shares granted under the Company’s Director Stock Plan with grant date fair values of $0.2 and $0.6, respectively, vested.
      On June 15, 2009, which was the four-year anniversary of the Executive Incentive Plan grant date for certain participants in the plan, those participants acquired an incremental 8.81% interest in the shares granted to them such that their total cumulative interest in the shares granted to them would be 80%. The total number of additional shares in which an interest was acquired on June 15, 2009 was 639,114. The participants have a nonforfeitable interest in those shares; however, as per the plan document, the shares are still restricted until the sooner of a liquidity event or June 15, 2015. Participants do not have the unrestricted rights of stockholders until

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)
those shares vest. Other participants will acquire the cumulative 80% interest as they reach the four-year anniversary date of their grant dates throughout the remainder of 2009 and 2010.
15. Income Taxes
     The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total deferred tax assets, net of deferred tax liabilities, as of July 2, 2009 and December 31, 2008 were $206.2 and $204.7, respectively.
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
      The 31.0% effective tax rate for the six months ended July 2, 2009 differs from the 33.75% effective tax rate for the same period in the prior year, primarily due to the reinstatement of the U.S. Research and Experimentation Tax Credit (“R&E Tax Credit”) on October 3, 2008, partially offset by a decrease in state income tax credits. The 31.0% estimated annualized effective rate may fluctuate due to discrete events and changes to the Company’s liability assessment for uncertain tax positions.
     The Company’s 2005 and 2006 U.S. Federal income tax returns are currently being examined. The Company reasonably expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.
16. Shareholders’ Equity
Earnings (loss) per Share Calculation
     The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	July 2, 2009			June 26, 2008
		Shares	Per Share		Shares	Per Share
	Income	(in millions) (1)	Amount	Income	(in millions)	Amount
Basic EPS
Income available to common shareholders	$(8.3)	138.0	$(0.06)	$86.4	137.0	$0.63
Diluted potential common shares		—			2.8

Diluted EPS
Income available to common shareholders + assumed vesting	$(8.3)	138.0	$(0.06)	$86.4	139.8	$0.62

(1)	Common equivalent shares are excluded from the computation of net loss per share since their effect is anti-dilutive.

	For the Six Months Ended
	July 2, 2009			June 26, 2008
		Shares	Per Share		Shares	Per Share
	Income	(in millions)	Amount	Income	(in millions)	Amount
Basic EPS
Income available to common shareholders	$54.4	137.9	$0.39	$171.6	136.9	$1.25
Diluted potential common shares		2.0			2.9

Diluted EPS
Income available to common shareholders + assumed vesting	$54.4	139.9	$0.39	$171.6	139.8	$1.23

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)
Other Comprehensive Income
Components of Other Comprehensive Income, net of tax, consist of the following:

	For the Three Months Ended
	July 2, 2009	June 26, 2008
Net income (loss)	$(8.3)	$86.4
Other Comprehensive Income (loss), net of tax
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps, net of tax	(1.3)	2.2
Pension, SERP, and Retiree Medical adjustments, net of tax	(1.3)	—
Unrealized (loss) on foreign currency forward contracts, net of tax	(0.2)	0.5
Reclassification of realized (gain) loss on hedging instruments into net income, net of tax	3.8	0.5
Foreign currency translation adjustments	14.6	(2.0)

Total Other Comprehensive Income	$7.3	$87.6

	For the Six Months Ended
	July 2, 2009	June 26, 2008
Net income	$54.4	$171.6
Other Comprehensive Income (loss), net of tax
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps, net of tax	(2.7)	(2.6)
Pension, SERP, and Retiree Medical adjustments, net of tax	(2.5)	—
Unrealized gain (loss) on foreign currency forward contracts, net of tax	—	(0.2)
Reclassification of realized (gain) loss on hedging instruments into net income, net of tax	6.8	—
Foreign currency translation adjustments	15.0	(1.0)

Total Other Comprehensive Income	$71.0	$167.8

17. Related Party Transactions
     On March 26, 2007, Hawker Beechcraft, Inc. (“Hawker”), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. Spirit’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker. For the three months ended July 2, 2009 and June 26, 2008, sales to Hawker were $3.3 and $7.4, respectively, and $7.6 and $12.5 for the six months ended July 2, 2009 and June 26, 2008, respectively.
     A member of the Holdings’ Board of Directors is also a member of the Board of Directors of Hawker.
     Since February 2007, an executive of the Company has been a member of the Board of Directors of one of the Company’s suppliers, Precision Castparts Corp. of Portland, Oregon, a manufacturer of complex metal components and products. For the three months ended July 2, 2009 and June 26, 2008, the Company purchased $10.5 and $15.2 of products, respectively, from this supplier. For the six months ended July 2, 2009 and June 26, 2008, the Company purchased $24.0 and $32.9 of products, respectively, from this supplier.
     A member of Holdings’ Board of Directors is the president and chief executive officer of Aviall, Inc., the parent company of one of our customers, Aviall Services, Inc. and a wholly owned subsidiary of Boeing. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc. Net revenues under the distribution agreement were $1.6 and $1.3 for the three months ended July 2, 2009 and June 26, 2008, respectively, and $3.3 and $2.9 for the six months ended July 2, 2009 and June 26, 2008, respectively.
     The Company paid less than $0.1 and $0.2 to a subsidiary of Onex for services rendered for the three months ended July 2, 2009 and June 26, 2008, respectively, and $0.1 and $0.2 for the six months ended July 2, 2009 and June 26, 2008, respectively. Management believes the amounts charged were reasonable in relation to the services provided.
     Boeing owns and operates significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, is providing those systems and support services to Spirit under a Transition Services

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)
Agreement. A number of services covered by the Transition Services Agreement have now been established by the Company, and the Company is scheduled to continue to use the remaining systems and support services it has not yet established. The Company incurred fees of $2.0 and $6.6 for services performed for the three months ended July 2, 2009 and June 26, 2008, respectively, and $7.5 and $12.4 for the six months ended July 2, 2009 and June 26, 2008, respectively. The amounts owed to Boeing and recorded as accrued liabilities were $11.1 and $9.5 at July 2, 2009 and December 31, 2008, respectively.
     The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $0.5 and $0.3 to the firm for the three month periods ended July 2, 2009 and June 26, 2008, respectively, and $0.9 for each of the six month periods ended July 2, 2009 and June 26, 2008, respectively.
     An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties. Such fees are not material to Spirit.
18. Commitments, Contingencies and Guarantees
Litigation
     From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of SFAS No. 5, Accounting for Contingencies, we had no accruals at July 2, 2009 or December 31, 2008 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
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
     On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants include Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with The Boeing Company and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees,

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)
eight of whom were or are employees of Spirit. The plaintiffs assert several claims under ERISA and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification and are currently in the discovery process. The sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the Asset Purchase Agreement (“APA”) between Boeing and Spirit’s corporate predecessor, Mid-Western Aircraft Systems, Inc. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
     On July 21, 2005, the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) filed a grievance against Boeing on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, regarding issues that parallel those asserted in Harkness et al. v. The Boeing Company et al. Boeing denied the grievance, and the UAW subsequently filed suit to compel arbitration, which the parties eventually agreed to pursue. The arbitration was conducted in January 2008. In July 2008, the arbitrator issued an opinion and award in favor of the UAW. The arbitrator directed Boeing to reinstate the seniority of the employees and “afford them the benefits appurtenant thereto.” On March 5, 2009, the arbitrator entered an Opinion and Supplemental Award that directed Boeing to award certain benefits to UAW members upon whose behalf the grievance was brought, notwithstanding the prior denial of such benefits by the Boeing Plan Administrator. On April 10, 2009, Boeing filed a Complaint in the United States District Court for the Northern District of Illinois, seeking a ruling that the Arbitrator exceeded his authority in granting the Supplemental Award. Boeing has notified Spirit of its intent to seek indemnification from Spirit for any “indemnifiable damages” it may incur in the UAW matter, pursuant to the terms of the APA. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
     On May 11, 2009, Spirit filed a lawsuit in the United States District Court for the District of Kansas against SPS Technologies (“SPS”), LLC and Precision Castparts Corp. Spirit’s claims are based on the sale by SPS of certain non-conforming nutplate fasteners to Spirit between August 2007 and August 2008. Many of the fasteners were used on assemblies that Spirit sold to a customer. In the fall of 2008, Spirit discovered the non-conformity and notified the customer of the discrepancy. Subsequently, Spirit and the customer removed and replaced nutplates on various in-process aircraft assemblies. Spirit’s lawsuit seeks damages, including damages related to these efforts, under various theories, including breach of contract and breach of implied warranty.
Guarantees
     Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of July 2, 2009 and December 31, 2008, $18.4 and $14.0 were outstanding in respect of these guarantees, respectively.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)
     The following is a roll forward of the service warranty balances at July 2, 2009:

Balance-December 31, 2008	$6.5
Charges to costs and expenses	3.3
Exchange rate	0.3

Balance-July 2, 2009	$10.1

19. Segment Information
     The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Essentially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 95% of the Company’s net revenues for the six months ended July 2, 2009 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other Wichita companies. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses and unallocated research and development. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share)
     The following table shows segment information:

	For the Three		For the Six
	Months Ended		Months Ended
	July 2,	June 26,	July 2,	June 26,
	2009	2008	2009	2008
Segment Revenues
Fuselage Systems	$541.2	$493.4	$971.7	$985.4
Propulsion Systems	278.5	296.9	505.9	571.6
Wing Systems	234.7	264.4	455.6	526.7
All Other	5.2	7.4	13.8	14.8

	$1,059.6	$1,062.1	$1,947.0	$2,098.5

Segment Operating Income (Loss)
Fuselage Systems	$59.3	$92.4	$134.2	$181.5
Propulsion Systems	23.2	49.3	61.9	93.8
Wing Systems	(58.8)	32.9	(39.3)	65.4
All Other	(2.4)	(0.3)	(2.0)	0.1

Business Segment Operating Income	21.3	174.3	154.8	340.8
Unallocated corporate SG&A	(30.7)	(38.0)	(66.2)	(74.1)
Unallocated research and development	(1.0)	(0.2)	(1.2)	(0.4)

Total operating income (loss)	$(10.4)	$136.1	$87.4	$266.3

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
Recent Events
     On July 23 2009, members of the Wichita engineering union, the Society of Professional Engineering Employees in Aerospace (SPEEA-WEU) rejected the Company’s three and one half year contract offer. The members are working under an extended contract as negotiations continue.
     On July 8, 2009, Textron, the parent company of Cessna, filed a Form 8-K with the Securities and Exchange Commission stating that it had formally cancelled further development of the Cessna Citation Columbus business jet. Spirit had been selected as the supplier for the fuselage and empennage on the Cessna Citation Columbus in February 2008. As of July 2, 2009, Spirit recorded a $10.9 million charge to reflect the estimated impact of this termination. Spirit has submitted termination claims to Cessna seeking recovery of costs incurred.
     On June 23, 2009, Boeing announced that it had postponed the first flight of its delayed 787 Dreamliner due to the discovery of a structural flaw that would, in turn, delay test flights and delivery dates to airline customers for an unspecified amount of time. The impact to Spirit deliveries to Boeing has not yet been determined. A significant additional delay in production or reduction of expected production volumes would exert additional pressure on this low-margin program. You should carefully consider the risks discussed in Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on February 20, 2009, including “Risk Factors — Risk Factors Related to Our Business and Industry — Our business depends, in part, on the success of a new model aircraft, the B787”.
     On June 16, 2009, Spirit announced that it was selected to design and build the pylon for the Bombardier CSeries commercial jet. In addition to the pylon, the work package for both the CS100 and CS300 aircraft models includes systems, strut-to-wing hardware and the aft fairing package. The pylon will be manufactured at Spirit’s Wichita, Kansas facility.
     On April 9, 2009, Boeing announced that it will cut monthly production of its wide body B777 in June 2010 from seven planes a month to five. This production cut will not have a significant effect on our 2009 financial results.
Overview
     We are the largest independent non-OEM (OEM refers to aircraft original equipment manufacturer) parts designer and manufacturer of commercial aerostructures in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial, military and business jet aircraft. We derive our revenues primarily through long-term supply agreements with Boeing and requirements contracts with Airbus. For the three months ended July 2, 2009, we generated net revenues of $1,059.6 million and a net loss of ($8.3) million and for the six months ended July 2, 2009, we generated net revenues of $1,947.0 million and net income of $54.4 million.
     We are organized into three principal reporting segments: (1) Fuselage Systems, which include the forward, mid and rear fuselage sections, (2) Propulsion Systems, which include nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which include facilities in Tulsa and McAlester, Oklahoma, Prestwick, Scotland and Subang, Malaysia that manufacture wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other Wichita companies. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 51%, 26%, 22% and 1%, respectively, of our net revenues for the three months ended July 2, 2009. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 26%, 23% and 1%, respectively, of our net revenues for the six months ended July 2, 2009.

2009 Outlook
     We expect the following results, or ranges of results, for the year ending December 31, 2009:

	2009 Outlook	2008 Actuals
Revenues	$4.2-$4.3 billion	$3.8 billion
Earnings per share, diluted	$1.45-$1.55 per share	$1.91 per share
Effective tax rate	31%-32%	30.9%
Cash flow from operations		$211 million
Capital expenditures	(See below)	$236 million
Capital reimbursement		$116 million
     Our 2009 outlook is based on the following market assumptions:
•	Our revenue guidance for the full-year 2009 has been lowered slightly to reflect the termination of the Cessna Citation Columbus program. We expect our 2009 revenues to be approximately $4.2-$4.3 billion based on Boeing’s 2009 delivery guidance of 480-485 aircraft; anticipated ramp up of B787 deliveries consistent with our expectations before Boeing’s announcement on June 23, 2009; 2009 expected Airbus deliveries of approximately 483 aircraft; internal Spirit forecasts for non-OEM production activity and non-Boeing and Airbus customers; and foreign exchange rates consistent with year-end 2008 levels.
•	We expect our 2009 fully diluted earnings per share guidance to be between $1.45 and $1.55 per share, reflecting the impact of unusual items recorded in the second quarter of 2009.
•	We expect our 2009 cash flow from operations less capital expenditures, net of customer reimbursements, to be no more than a ($100) million use of cash in the aggregate with capital expenditures of approximately $250 million.
Results of Operations

	Three Months	Three Months		Six Months	Six Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	July 2,	June 26,	Change to Prior	July 2,	June 26,	Change to Prior
	2009	2008	Year	2009	2008	Year
	($ in millions)
Net revenues	$1,059.6	$1,062.1	—	$1,947.0	$2,098.5	(7%)
Operating costs and expenses
Cost of sales	1,021.6	874.5	17%	1,758.9	1,731.8	2%
Selling, general and administrative	34.7	40.9	(15%)	73.1	80.0	(9%)
Research and development	13.7	10.6	29%	27.6	20.4	35%

Total costs and expenses	1,070.0	926.0	16%	1,859.6	1,832.2	2%
Operating income (loss)	(10.4)	136.1	N.A.	87.4	266.3	(67%)
Interest expense and financing fee amortization	(9.8)	(10.5)	(7%)	(18.9)	(19.6)	(4%)
Interest income	2.0	5.0	(60%)	4.6	10.7	(57%)
Other income, net	4.2	0.2	2000%	5.7	1.6	256%

Income (loss) before income taxes	(14.0)	130.8	N.A.	78.8	259.0	(70%)
Income tax benefit (provision)	5.8	(44.4)	N.A.	(24.4)	(87.4)	(72%)

Income (loss) before equity in net loss of affiliate	(8.2)	86.4	N.A.	54.4	171.6	(68%)
Equity in net loss of affiliate	(0.1)	—	N.A.	—	—	—

Net income (loss)	$(8.3)	$86.4	N.A.	$54.4	$171.6	(68%)

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

     Comparative ship set deliveries by model are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended July 2,	Ended June 26,	Ended July 2,	Ended June 26,
Model	2009	2008	2009	2008
B737	96	95	170	188
B747	1	7	4	11
B767	3	3	6	6
B777	21	22	42	42
B787	2	1	4	2

Total Boeing	123	128	226	249
A320 Family	101	95	206	190
A330/340	23	21	49	45
A380	2	2	2	6

Total Airbus	126	118	257	241
Hawker 800 Series	13	24	31	39

Total	262	270	514	529

Results of Operations for the Three Months Ended July 2, 2009 and June 26, 2008
     Net Revenues. Net revenues for the three months ended July 2, 2009 were $1,059.6 million, a decrease of $2.5 million, compared with net revenues of $1,062.1 million for the same period in the prior year. The decrease in net revenues is primarily attributable to fewer B747 deliveries due to the transition to the B747-8 model, net of B747-8 nonrecurring revenues, resulting in a $36.9 million decrease in net revenues, and a $29.3 million decrease in the value of net revenues from Spirit Europe as a result of the strengthening of the dollar, partially offset by $20.9 million in volume-based pricing adjustments for the quarter and increased development program net revenues of $38.0 million. Deliveries to Boeing decreased by 4% to 123 ship sets during the second quarter of 2009 compared to 128 ship sets delivered for the same period in the prior year, as unit deliveries to Boeing gradually returned to pre-strike levels in the second quarter of 2009. In total, in the second quarter of 2009, we delivered 262 ship sets compared to 270 ship sets delivered for the same period in the prior year, a 3% decrease. Approximately 96% of Spirit’s net revenue for the second quarter of 2009 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 96% for the three month period ended July 2, 2009, as compared to 82% for the same period in the prior year. The increase in cost of sales in the second quarter of 2009 was due to several unusual charges including a $93.0 million forward-loss charge for the Gulfstream G250 business jet program and a $10.9 million charge for the Cessna Citation Columbus termination. Also during the second quarter of 2009, Spirit updated its contract profitability estimates resulting in an unfavorable cumulative catch-up adjustment of $33.0 million, which was realized primarily within the Fuselage Systems and Propulsion Systems segments. The unfavorable cumulative catch-up adjustment was driven primarily by disruption related to the post strike production ramp-up as a result of the Boeing IAM Strike in late 2008 and nutplate rework along with the simultaneous transition to a new enterprise resource planning (ERP) system. A $4.0 million favorable cumulative catch-up adjustment was recognized during the second quarter of 2008.
     Selling, General and Administrative. SG&A as a percentage of net revenues was 3% for the three month period ended July 2, 2009, as compared to 4% for the same period in the prior year, primarily driven by reduced spending and lower stock compensation expense. During the second quarter of 2009, we recognized $3.1 million in stock compensation expense, as compared to $3.7 million during the second quarter of 2008.
     Research and Development. R&D costs as a percentage of net revenues was 1% for each of the three month periods ended July 2, 2009 and June 26, 2008. R&D costs increased $3.1 million, or 29%, primarily due to an increase in R&D spending on new programs in the second quarter of 2009 compared to the same period in the prior year.
     Operating Income (Loss). Operating income (loss) for the three months ended July 2, 2009 was ($10.4) million, a decrease of $146.5 million, or 108%, as compared to operating income of $136.1 million for the same period in the prior year. The 2009 operating loss reflects the recognition of several unusual charges, including a $93.0 million forward-loss charge on the Gulfstream G250 business jet program, the $10.9 million impact of the Cessna Citation Columbus termination, and the realization of the $33.0 million unfavorable cumulative catch-up adjustment.
     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the second quarter of 2009 includes $8.3 million of interest and fees paid or accrued in connection with long-term debt and $1.5 million in amortization of deferred financing costs, as compared to $9.3 million of interest and fees paid or accrued in connection with long-term debt and $1.2 million in amortization of deferred financing costs for the same period in the prior year. In June 2009, the Company amended its credit facility which resulted in an increase in amortized deferred financing costs. The decrease in interest expense in the second quarter of 2009 was primarily driven by lower LIBOR rates on the floating portion of our Term B loan, partially offset by an increase in interest expense on the drawn portion of the revolver and an increase in amortizable costs associated with the amendment and restatement of our senior credit facility.
     Interest Income. Interest income for the second quarter of 2009 consisted of $2.0 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition, as compared to $4.4 million of accretion and $0.6 million in interest income for the same period in the prior year. The combined decrease of $3.0 million, as compared to the three months ended June 26, 2008, was primarily due to lower accretion income as a result of a lower outstanding balance on the discounted long-term receivable and lower interest rates on interest bearing accounts.
     Provision for Income Taxes. The income tax provision for the second quarter of 2009 consisted of ($8.3) million for federal income taxes, $0.2 million for state taxes, and $2.3 million for foreign taxes. The income tax provision for the second quarter of 2008 consisted of $40.6 million for federal income taxes, $2.0 million for state taxes, and $1.8 million for foreign taxes. The 41.4% effective tax rate for the three months ended July 2, 2009 differs from the 33.9% effective tax rate for the same period in 2008, primarily due to disproportionate income (loss) before income taxes between the first and second quarters of 2009 caused by the unusual items recorded in the second quarter of 2009, partially offset by reinstatement of the U.S. Research and Experimentation Tax Credit (“R&E Tax Credit”) on October 3, 2008.
     Segments. The following table shows comparable segment operating income before unallocated corporate expenses for the three months ended July 2, 2009 compared to the three months ended June 26, 2008:

	Three Months Ended	Three Months Ended
	July 2, 2009	June 26, 2008
	($ in millions)
Segment Revenues
Fuselage Systems	$541.2	$493.4
Propulsion Systems	278.5	296.9
Wing Systems	234.7	264.4
All Other	5.2	7.4

	$1,059.6	$1,062.1

Segment Operating Income (Loss)
Fuselage Systems	$59.3	$92.4
Propulsion Systems	23.2	49.3
Wing Systems	(58.8)	32.9
All Other	(2.4)	(0.3)

	21.3	174.3
Unallocated corporate SG&A	(30.7)	(38.0)
Unallocated research and development	(1.0)	(0.2)

Total operating income (loss)	$(10.4)	$136.1

     Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 51%, 26%, 22% and 1% respectively, of our net revenues for the three months ended July 2, 2009. Net revenues attributable to Airbus are recorded in the Wing Systems segment.
     Fuselage Systems. Fuselage Systems segment net revenues for the second quarter of 2009 were $541.2 million, an increase of $47.8 million, or 10%, as compared to the same period in the prior year. The higher net revenues were primarily driven by increased development program revenues, partially offset by fewer B747 ship set deliveries as a result of the transition to the B747-8 model. Fuselage Systems posted segment operating margins of 11% for the second quarter of 2009, down from 19% for the same period of 2008, as an unfavorable cumulative catch-up adjustment of $23.0 million was realized during the second quarter of 2009, primarily driven by disruption related to the post strike production ramp-up as a result of the Boeing IAM Strike in late 2008 and nutplate rework along with the simultaneous transition to a new ERP system. In addition, a $10.9 million charge for the termination for the Cessna Citation Columbus program was recorded in the second quarter of 2009. During the second quarter of 2008, the segment realized a $2.7 million favorable cumulative catch-up adjustment.

     Propulsion Systems. Propulsion Systems segment net revenues for the second quarter of 2009 were $278.5 million, a decrease of $18.4 million, or 6%, as compared to the same period in the prior year. The lower net revenues were primarily driven by a decrease in ship set deliveries to Boeing compared to the same period in 2008. Propulsion Systems posted segment operating margins of 8% for the second quarter of 2009, down from 17% for the same period of 2008, as an unfavorable cumulative catch-up adjustment of $17.7 million was realized during the second quarter of 2009, primarily driven by disruption related to the post strike production ramp-up as a result of the Boeing IAM Strike in late 2008 and the simultaneous transition to a new ERP system.
     Wing Systems. Wing Systems segment net revenues for the second quarter of 2009 were $234.7 million, a decrease of $29.7 million, or 11%, as compared to the same period in the prior year. The lower net revenue was primarily driven by a decrease in ship set deliveries to Boeing, which more than offset increased ship set deliveries to Airbus, and strengthening of the dollar, which resulted in a $29.3 million decrease in the value of net revenues from Spirit Europe, as compared to exchange rates from the second quarter of 2008. Wing Systems posted segment operating margins of (25%) for the second quarter of 2009, compared to 12% for the same period in the prior year. The 2009 negative margins reflect a $90.5 million forward-loss charge on the Gulfstream G250 business jet program. In addition, a favorable cumulative catch-up of $7.7 million was realized during the second quarter of 2009 related to cost improvements on production programs, as compared to a $1.4 million favorable cumulative catch-up realized for the same period in the prior year.
     All Other. All Other net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. The decrease in net revenues in the second quarter of 2009, compared to the same period in the prior year, was driven primarily by a decrease in third party tooling sales and KIESC natural gas revenues. The decrease in margins of $2.1 million was primarily due to a $2.5 million charge related to tooling for the Gulfstream G250 business jet program.
Results of Operations for the Six Months Ended July 2, 2009 and June 26, 2008
     Net Revenues. Net revenues for the six months ended July 2, 2009 were $1,947.0 million, a decrease of $151.5 million, or 7%, compared with net revenues of $2,098.5 million for the same period in the prior year. The decrease in net revenues is primarily attributable to the decrease in B737 deliveries, primarily due to the residual impact of the Boeing IAM Strike in the first quarter of 2009 and fewer B747 deliveries due to the transition to the B747-8 model, net of B747-8 nonrecurring revenues, resulting in a $205.1 million decrease in net revenues, and a $69.8 million decrease in the value of net revenues from Spirit Europe as a result of the strengthening of the dollar, partially offset by $39.1 million in volume-based pricing adjustments for the first six months of 2009, increased development program net revenues of $63.0 million, and a $23.8 million increase in net revenues primarily as a result of higher deliveries to Airbus in the first six months of 2009 compared to the same period in 2008. Deliveries to Boeing decreased by 9% to 226 ship sets during the six months ended July 2, 2009 compared to 249 ship sets delivered for the same period in the prior year, as unit deliveries to Boeing gradually returned to pre-strike levels in the second quarter of 2009. Deliveries to Airbus increased by 7% to 257 ship sets during the six months ended July 2, 2009 compared to 241 ship sets delivered for the same period in the prior year. Total deliveries decreased 3% to 514 ship sets during the six month period ended July 2, 2009 compared to 529 ship sets delivered for the same period in the prior year. Approximately 95% of Spirit’s net revenues for the six months ended June 26, 2008 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 90% for the six month period ended July 2, 2009, as compared 83% for the same period in the prior year. The increase in cost of sales in the first half 2009 was due to several unusual charges including a $93.0 million forward-loss charge for the Gulfstream G250 business jet program and a $10.9 million impact of the Cessna Citation Columbus termination. Also during the first six months of 2009, Spirit updated its contract profitability estimates resulting in an unfavorable cumulative catch-up adjustment of $39.0 million driven primarily by unfavorable performance within the Fuselage Systems and Propulsion Systems segments’ current contract blocks, as compared to $4.8 million of favorable cumulative catch-up adjustments recorded in the first six months of 2008.
     Selling, General and Administrative. SG&A as a percentage of net revenues was 4% for each of the six month periods ended July 2, 2009 and June 26, 2008. SG&A expenses decreased $6.9 million, or 9%, primarily due to reduced spending and lower stock compensation expense. In the first six months of 2009, we recognized $5.8 million in stock compensation expense, as compared to $7.3 million during the first six months of 2008.
     Research and Development. R&D costs as a percentage of net revenues were approximately 1% for each of the six month periods ended July 2, 2009 and June 26, 2008. R&D costs increased $7.2 million, or 35%, primarily due to an increase in R&D spending on new programs in the first six months of 2009 compared to the first six months of 2008.

     Operating Income. Operating income for the six months ended July 2, 2009 was $87.4 million, a decrease of $178.9 million, or 67%, as compared to operating income of $266.3 million for the same period in the prior year. The decrease was driven by lower sales volume, the recognition of several unusual charges, including a $93.0 million forward-loss charge for the Gulfstream G250 business jet program, the $10.9 million impact of the Cessna Citation Columbus termination, and the realization of an unfavorable $39.0 million cumulative catch-up adjustment.
     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the six months ended July 2, 2009 includes $16.2 million of interest expense associated with long-term debt and $2.7 million in amortization of deferred financing costs, as compared to $17.5 million of interest expense associated with long-term debt and $2.1 million in amortization of deferred financing costs for the same period in the prior year. In June 2009, the Company amended its credit facility which resulted in an increase in amortized deferred financing costs. The decrease in interest expense in the first half of 2009 was primarily driven by lower LIBOR rates on the floating portion of our Term B loan, partially offset by an increase in interest expense on the drawn portion of the revolver and an increase in amortizable costs associated with the amendment and restatement of our senior secured credit facility.
     Interest Income. Interest income for the six months ended July 2, 2009 consisted of $4.5 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition and $0.1 million in interest income, as compared to $9.3 million of accretion of the discounted long-term receivable and $1.4 million of interest income for the same period in the prior year. The combined decrease of $6.1 million, as compared to the six months ended June 26, 2008, was primarily due to lower accretion income as a result of a lower outstanding balance on the discounted long-term receivable and lower interest rates on interest bearing accounts.
     Provision for Income Taxes. The income tax provision for the six months ended July 2, 2009 includes $20.7 million for federal income taxes, $1.3 million for state taxes, and $2.4 million for foreign taxes. The income tax provision for the six months ended June 26, 2008 included $81.0 million for federal income taxes, $3.1 million for state taxes, and $3.3 million for foreign taxes. The 31.0% effective income tax rate for the six months ended July 2, 2009 differs from the 33.75% effective income tax rate for the same period in the prior year, primarily due to reinstatement of the R&E Tax Credit on October 3, 2008, partially offset by a decrease in state income tax credits.
     Segments. The following table shows comparable segment revenues and operating income before unallocated corporate expenses for the six months ended July 2, 2009 compared to the six months ended June 26, 2008:

	Six Months Ended	Six Months Ended
	July 2, 2009	June 26, 2008
	($ in millions)
Segment Net Revenues
Fuselage Systems	$971.7	$985.4
Propulsion Systems	505.9	571.6
Wing Systems	455.6	526.7
All Other	13.8	14.8

	$1,947.0	$2,098.5

Segment Operating Income (Loss)
Fuselage Systems	$134.2	$181.5
Propulsion Systems	61.9	93.8
Wing Systems	(39.3)	65.4
All Other	(2.0)	0.1

	154.8	340.8
Unallocated corporate SG&A	(66.2)	(74.1)
Unallocated research and development	(1.2)	(0.4)

Total operating income	$87.4	$266.3

     Declines to segment net revenues and operating income before unallocated corporate expenses for the six months ended July 2, 2009 compared to the six months ended June 26, 2008 were driven by lower deliveries, several unusual charges, including a $93.0 million forward-loss charge for the Gulfstream G250 business jet program, an unusually large unfavorable cumulative catch-up adjustment of $39.0 million, primarily driven by disruption related to the post-strike production ramp-up as a result of the Boeing IAM Strike in late 2008 and nutplate rework along with the simultaneous transition to a new ERP system, the $10.9 million impact of the Cessna Citation Columbus termination, and increased R&D spending on new programs. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 26%, 23% and 1%, respectively, of our net revenues for the six months ended July 2, 2009.

     Fuselage Systems. Fuselage Systems segment net revenues for the six months ended July 2, 2009 were $971.7 million, a decrease of $13.7 million, or 1%, from the same period in the prior year. This reflects a decrease in B737 deliveries, primarily driven by disruption related to the post-strike production ramp-up as a result of the Boeing IAM Strike in late 2008 and fewer B747 deliveries due to the transition to the B747-8 model, partially offset by an increase in B787 deliveries. Fuselage Systems posted segment operating margins of 14% for the six months ended July 2, 2009, down from 18% for the same period in the prior year, as an unfavorable cumulative catch-up adjustment of $23.0 million was realized during the first half of 2009, primarily driven by disruption related to the post strike production ramp-up as a result of the Boeing IAM Strike in late 2008 and nutplate rework along with the simultaneous transition to a new ERP system. In addition, a $10.9 million charge for the termination for the Cessna Citation Columbus program was recorded in the first half of 2009.
     Propulsion Systems. Propulsion Systems segment net revenues for the six months ended July 2, 2009 were $505.9 million, a decrease of $65.7 million, or 11%, from the same period in the prior year. The lower net revenues were primarily driven by a decrease in ship set deliveries to Boeing compared to the same period in 2008. Propulsion Systems posted segment operating margins of 12% for the six month periods ended July 2, 2009, down from 16% for the same period in the prior year, as an unfavorable cumulative catch-up adjustment of $14.1 million realized during the first half of 2009, primarily driven by disruption related to the post strike production ramp-up as a result of the Boeing IAM Strike in late  2008 and the simultaneous transition to a new ERP system.
     Wing Systems. Wing Systems segment net revenues for the six months ended July 2, 2009 were $455.6 million, a decrease of $71.1 million, or 13%, from the same period in the prior year. The lower net revenue was primarily driven by a decrease in ship set deliveries to Boeing, which more than offset increased ship set deliveries to Airbus, and strengthening of the dollar, which resulted in a $69.8 million decrease in the value of net revenues from Spirit Europe as compared to exchange rates from the first six months of 2008. Wing Systems posted segment operating margins of (9%) for the first six months of 2009 compared to 12% in same period in the prior year. The 2009 negative margins reflect a $90.5 million forward-loss charge on the Gulfstream G250 business jet program. In addition, an unfavorable cumulative catch-up adjustment of $1.9 million was realized during the first half of 2009, compared to a $1.7 million favorable cumulative catch-up realized for the same period in 2008.
     All Other. All Other net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. The $1.0 million decrease in net revenues in the six months ended July 2, 2009, compared to the six months ended June 26, 2008, was primarily driven by decrease in third party tooling sales. The decrease in margins was primarily due to a $2.5 million charge related to tooling for the Gulfstream G250 business jet program.
Cash Flow
Six Months Ended July 2, 2009 Compared to the Six Months Ended June 26, 2008
     Operating Activities. For the six months ended July 2, 2009, we had a net cash outflow of $216.0 million from operating activities, a decrease of $294.4 million, as compared to a net cash inflow of $78.4 million for the same period in the prior year. The decrease in cash provided from operations in the first six months of 2009 was primarily due to lower operating results and the liquidation of customer advances for the B787 of $45.2 million as compared to $231.0 million in B787 customer advances in the first six months of 2008, and inventory build-up as a result of increased nonrecurring costs on start-up programs and deferred production, net of the $93.0 million forward loss related to the Gulfstream G250 business jet program.
     Investing Activities. For the six months ended July 2, 2009, we had a net cash outflow of $48.3 million from investing activities, a decrease of $13.1 million, or 21%, as compared to a net cash outflow of $61.4 million for the same period in the prior year. During the first six months of 2009, we invested $106.7 million in property, plant and equipment, software and program tooling, which was $12.7 million less than during the same period in the prior year. These outflows were partially offset in the first six months of 2009 by $57.7 million of capital reimbursements received from Boeing compared to $56.5 million for the same period in the prior year.
     Financing Activities. For the six months ended July 2, 2009, we had a net cash inflow of $136.5 million from financing activities, an increase of $140.4 million, as compared to a net cash outflow of $3.9 million for the same period in the prior year. During the first six months of 2009, we had net borrowings of $150.0 million from our revolving credit facility, as compared to net borrowings of zero in the first half of 2008. In the first six months of 2009, we made principal debt payments of $3.9 million compared to $7.9 million in principal debt payments in the same period in the prior year. We also incurred $10.2 million in debt issuance costs in the first six months of 2009 and as compared to $6.8 million incurred in 2008.

Liquidity and Capital Resources
     Liquidity, or access to cash, is an important factor in determining our financial stability. The primary sources of our liquidity include cash flow from operations, which may include advance payments, government grants and borrowing capacity through our credit facilities. Our liquidity requirements and working capital needs depend on a number of factors, including delivery rates and payment terms under our contracts, the level of research and development expenditures related to new programs, capital expenditures, growth and contractions in the business cycle, contributions to our union-sponsored benefit plans and interest and debt payments.
     We ended the first half of 2009 with Cash and cash equivalents of $88.9 million, a decrease of $127.6 million, compared to Cash and cash equivalents of $216.5 million at December 31, 2008. We maintain bank accounts with highly rated financial institutions and our cash investments have had no direct exposure to any sub-prime asset classes.
     Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. This is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current levels of operations and absent any disruptive events, management believes that internally generated funds, advance payments and receivables from customers, government grants and borrowings available under our revolving credit facility should provide sufficient resources to finance our operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least 2009. Given the current economic recession and its potential impact on the commercial aviation and business jet market, we entered into an amended credit agreement during the second quarter of 2009 to help maintain our liquidity needs through June of 2012. If we cannot generate sufficient cash flow, we may need to refinance all or a portion of our indebtedness on or before maturity. Also, to the extent we may have lower than anticipated sales or increases in expenses, we may need to raise additional capital. In particular, increased working capital needs occur whenever we consummate acquisitions, invest in new product development or experience increased demand for our products. We cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all.
     Our revolving credit facility is a significant source of liquidity for our business. In June 2009, Spirit entered into an amendment No. 2 to its senior secured credit facility, whereby the revolving credit facility was increased from $650.0 to $729.0. The maturity date with respect to $408.8 of the revolver was extended to June 30, 2012. The maturity date for the remaining $320.2 of the revolver will continue to be June 30, 2010. Commitment fees associated with the portion of the revolver that was extended to June 30, 2012 increased from a rate of 50 basis points on the undrawn amount to 75 basis points. Commitment fees associated with the undrawn portion of the revolver that terminates on June 30, 2010 continue to be 50 basis points. The applicable margin payable on revolving loans in respect of which the underlying revolving credit commitment has been extended to June 30, 2012 (“Extending Revolving Loans”) has been increased. The applicable margin continues to be determined in accordance with a performance grid based on total leverage ratio and, for Extending Revolving Loans, ranges from 4.00% to 3.00% per annum in the case of LIBOR advances and from 3.00% to 2.00% per annum in the case of alternate base rate advances. The applicable margin payable in respect of loans that are not Extending Revolving Loans continues to range from 2.75% to 2.25% per annum in the case of LIBOR advances and from 1.75% to 1.25% per annum in the case of alternate base rate advances. As of July 2, 2009, Spirit had $150.0 of outstanding borrowings under the revolving credit facility. The entire asset classes of Spirit, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility.
     The amended credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. The amended credit agreement contains a revised Covenant Leverage Ratio and a new Interest Coverage Ratio. The Covenant Leverage Ratio (as defined in the credit agreement) financial covenant was modified to provide that the maximum Covenant Leverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not exceed 2.5:1 through maturity. The new Interest Coverage Ratio (as defined in the credit agreement) financial covenant was added to provide that the Interest Coverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not be less than 4:1. The Financial Covenant ratios are calculated each quarter in accordance with the credit agreement. Failure to meet these financial covenants would be an event of default under the senior secured credit facility. As of July 2, 2009, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement.
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
     Our corporate credit ratings at Standard & Poor’s Rating Services and Moody’s Investor Service as of July 2, 2009 were BB and Ba3, respectively.
     Our U.S. pension plan remained fully funded at July 2, 2009. As a result of the plan’s asset performance during 2008 and the increased pension obligation resulting from a lower discount rate at the December 31 measurement date, we now expect significantly reduced non-cash pension income in future periods. Our plan investments are broadly diversified, and despite the recent downturn, we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan.
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
Off-Balance Sheet Arrangements
     We are not a party to any off-balance sheet arrangements.

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
     Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to:
•	our ability to continue to grow our business and execute our growth strategy; including the timing and execution of new programs;
•	our ability to perform our obligations and manage cost related to our new commercial and business aircraft development programs;
•	reduction in the build rates of certain Boeing aircraft including, but not limited to, the B737 program, the B747 program, the B767 program and the B777 program, and build rates of the Airbus A320 and A380 programs, which could be affected by the impact of a deep recession on business and consumer confidence and the impact of continuing turmoil in the global financial and credit markets;
•	declining business jet manufacturing rates and customer cancellations or deferrals as a result of the weakened global economy;
•	the success and timely execution of key milestones such as first flight and delivery of Boeing’s new B787 and Airbus’ new A350 aircraft programs, including receipt of necessary regulatory approvals and customer adherence to their announced schedules;
•	our ability to enter into supply arrangements with additional customers and the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing, Airbus, and other customers;
•	any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals or reduced orders by their customers;
•	any adverse impact on the demand for air travel or our operations from the outbreak of diseases such as the influenza outbreak caused by the H1N1 virus, avian influenza, severe acute respiratory syndrome or other epidemic or pandemic outbreaks;
•	returns on pension plan assets and impact of future discount rate changes on pension obligations;
•	our ability to borrow additional funds, or refinance debt;
•	competition from original equipment manufacturers and other aerostructures suppliers;
•	the effect of governmental laws, such as U.S. export control laws, the Foreign Corrupt Practices Act, environmental laws and agency regulations, both in the U.S. and abroad;
•	the cost and availability of raw materials and purchased components;
•	our ability to successfully extend or renegotiate our primary collective bargaining contracts with our labor unions;
•	our ability to recruit and retain highly skilled employees and our relationships with the unions representing many of our employees;
•	spending by the U.S. and other governments on defense;
•	the outcome or impact of ongoing or future litigation and regulatory actions; and

•	our exposure to potential product liability claims.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls as of July 2, 2009, and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     During the second quarter of 2009, we implemented portions of our new ERP system, which required us to make substantial modifications to our information technology systems and business processes. This conversion affected certain general ledger functions, and resulted in the use of new system reports and additional monitoring controls during the remaining transition from legacy systems which are expected to continue into the third quarter of 2009. Other than this item, there were no other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the last fiscal quarter.

PART II- OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding any recent material developments relating to our legal proceedings since the filing of our most recent Annual Report on Form 10-K is included in Note 18 to our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
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
     New programs with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new aircraft program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new programs to the customer’s satisfaction, if we were unable to manufacture products at our estimated costs, or if a new program in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems, our business, financial condition and results of operations could be materially adversely affected. This risk includes the potential for default, quality problems, or inability to meet weight requirements and could result in low margin or forward loss contracts, and the risk of having to write-off inventory if it were deemed to be unrecoverable over the life of the program. In addition, beginning new work on existing programs also carries risks associated with the transfer of technology, knowledge and tooling.

     In order to perform on new programs we may be required to construct or acquire new facilities requiring additional up-front investment costs. In the case of significant program delays and/or program cancellations, for the costs that are not recoverable, we could be required to bear the construction and maintenance costs and incur potential impairment charges for the new facilities. Also, we may need to expend additional resources to determine an alternate revenue-generating use for the facilities. Likewise, significant delays in the construction or acquisition of a plant site could impact production schedules.
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

Item 4. Submission of Matters to a Vote of Security Holders
At the April 21, 2009 Annual Meeting of shareholders, the following matters were submitted to a vote of the shareholders:
(a)	Election of Directors
     In an uncontested election, the Company’s shareholders elected 10 directors, each for a one-year term expiring on the date of the 2010 Annual Meeting.
     The shareholders elected the Company’s 10 nominees to the 10 director positions by the vote shown below:

Nominees	Votes For	Withheld
Charles L. Chadwell	428,015,894	514,564
Ivor Evans	427,733,911	796,547
Paul Fulchino	393,793,735	34,736,723
Richard Gephardt	394,888,806	33,641,652
Robert Johnson	427,798,192	732,266
Ronald Kadish	428,019,891	510,567
Francis Raborn	428,017,084	513,374
Jeffrey L. Turner	425,889,446	2,641,012
James L. Welch	427,565,519	964,939
Nigel Wright	390,328,684	38,201,774
(b)	Ratification of the Appointment of Independent Registered Public Accounting Firm
     The shareholders voted to ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for fiscal 2009 as follows:

Votes For	Votes Against	Abstentions
428,312,484	133,337	84,637

Item 6.	Exhibits

Article I. Exhibit
Number	Section 1.01 Exhibit
10.1	Amendment No. 2 dated as of June 8, 2009, to the Second Amended and Restated Credit Agreement, dated November 27, 2006, among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), the guarantors party thereto, Bank of America, N.A. and the other lenders party thereto. (1)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-33160), filed June 10, 2009, Exhibit 10.1.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Ulrich Schmidt Ulrich Schmidt	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 7, 2009

/s/ Daniel R. Davis Daniel R. Davis	Vice President and Corporate Controller (Principal Accounting Officer)	August 7, 2009