Form 10-Q
period 2009-10-01
Spirit AeroSystems Holdings, Inc.
filed 2009-11-06
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 2, 2009, the registrant had outstanding 104,838,654 shares of class A common stock, $0.01 par value per share and 36,197,514 shares of class B common stock, $0.01 par value per share.

PART I- FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	October 1, 2009	September 25, 2008	October 1, 2009	September 25, 2008
	($ in millions, except per share data)
Net revenues	$1,053.8	$1,027.2	$3,000.8	$3,125.7
Operating costs and expenses
Cost of sales	878.3	864.3	2,637.2	2,596.1
Selling, general and administrative	30.5	39.0	103.6	119.0
Research and development	14.0	12.7	41.6	33.1

Total operating costs and expenses	922.8	916.0	2,782.4	2,748.2
Operating income	131.0	111.2	218.4	377.5
Interest expense and financing fee amortization	(10.2)	(9.9)	(29.1)	(29.5)
Interest income	1.6	4.4	6.2	15.1
Other income (loss), net	(0.5)	(0.7)	5.2	0.9

Income before income taxes and equity in net loss of affiliate	121.9	105.0	200.7	364.0
Income tax provision	(34.4)	(31.0)	(58.8)	(118.4)

Income before equity in net loss of affiliates	87.5	74.0	141.9	245.6
Equity in net loss of affiliate	(0.2)	—	(0.2)	—

Net income	$87.3	$74.0	$141.7	$245.6

Earnings per share
Basic	$0.63	$0.54	$1.03	$1.79
Diluted	$0.62	$0.53	$1.01	$1.76
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	October 1,	December 31,
	2009	2008
	($ in millions)
Current assets
Cash and cash equivalents	$206.7	$216.5
Accounts receivable, net	235.8	149.3
Current portion of long-term receivable	28.2	108.9
Inventory, net	2,204.6	1,882.0
Income tax receivable-current	6.6	3.8
Deferred tax asset-current	63.2	62.1
Other current assets	16.0	10.7

Total current assets	2,761.1	2,433.3
Property, plant and equipment, net	1,224.0	1,068.3
Pension assets	60.0	60.1
Deferred tax asset-non-current	167.5	146.0
Other assets	71.1	52.6

Total assets	$4,283.7	$3,760.3

Current liabilities
Accounts payable	$421.2	$316.9
Accrued expenses	164.1	161.8
Current portion of long-term debt	6.7	7.1
Advance payments, short-term	194.3	138.9
Deferred revenue, short-term	59.3	110.5
Other current liabilities	25.8	8.1

Total current liabilities	871.4	743.3
Long-term debt	583.5	580.9
Bonds payable, long-term	293.4	—
Advance payments, long-term	806.5	923.5
Deferred revenue and other deferred credits	54.3	58.6
Pension/OPEB obligation	49.1	47.3
Deferred grant income liability	117.5	38.8
Other liabilities	52.1	70.4
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 104,819,957 and 103,209,466 issued and outstanding, respectively	1.0	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 36,216,211 and 36,679,760 shares issued and outstanding, respectively	0.4	0.4
Additional paid-in capital	946.3	939.7
Noncontrolling interest	0.5	0.5
Accumulated other comprehensive loss	(124.1)	(134.2)
Retained earnings	631.8	490.1

Total shareholders’ equity	1,455.9	1,297.5

Total liabilities and shareholders’ equity	$4,283.7	$3,760.3

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	October 1, 2009	September 25, 2008
	($ in millions)
Operating activities
Net income	$141.7	$245.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	91.9	90.8
Amortization expense	7.7	7.1
Accretion of long-term receivable	(5.8)	(13.0)
Employee stock compensation expense	6.7	11.6
Loss from the ineffectiveness of hedge contracts	—	0.4
(Gain) loss from foreign currency transactions	(3.9)	0.3
(Gain) on disposition of assets	—	(0.2)
Deferred taxes	(20.5)	0.9
Pension and other post retirement benefits, net	1.6	(21.5)
Grant income	(1.4)	—
Equity in net income of affiliate	0.2	—
Changes in assets and liabilities
Accounts receivable	(84.6)	(28.4)
Inventory, net	(319.5)	(432.9)
Accounts payable and accrued liabilities	104.9	30.5
Advance payments	(61.6)	230.4
Deferred revenue and other deferred credits	(54.9)	16.9
Income taxes receivable/payable	(8.7)	15.1
Other	(5.1)	(7.0)

Net cash provided by (used in) operating activities	(211.3)	146.6

Investing Activities
Purchase of property, plant and equipment	(158.0)	(175.2)
Long-term receivable	86.5	87.1
Other	0.2	(0.7)

Net cash (used in) investing activities	(71.3)	(88.8)

Financing Activities
Proceeds from revolving credit facility	300.0	75.0
Payments on revolving credit facility	(300.0)	(75.0)
Proceeds from issuance of debt	—	8.8
Proceeds from issuance of bonds	293.4	—
Principal payments of debt	(5.8)	(11.9)
Proceeds from governmental grants	0.7	1.6
Debt issuance and financing costs	(17.2)	(6.8)

Net cash provided by (used in) financing activities	271.1	(8.3)

Effect of exchange rate changes on cash and cash equivalents	1.7	(5.2)

Net increase (decrease) in cash and cash equivalents for the period	(9.8)	44.3
Cash and cash equivalents, beginning of period	216.5	133.4

Cash and cash equivalents, end of period	$206.7	$177.7

Supplemental Information
Change in fair value of financial instruments	$(2.1)	$3.1
Property acquired through capital leases	$6.0	$—
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)
1. Organization and Basis of Interim Presentation
     Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). Onex Corporation (“Onex”) of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, Boeing and Hawker Beechcraft Corporation. Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit’s incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines, and Continental Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma, Prestwick, Scotland, and in Wichita. Spirit opened a new manufacturing facility in Subang, Malaysia in early 2009 for the production of composite panels for wing components and expects to open another manufacturing facility in Kinston, North Carolina in 2010 that will initially produce components for the Airbus A350 XWB aircraft. Spirit is building an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France, which is expected to be operational in 2010.
     Spirit is the majority participant in the Kansas Industrial Energy Supply Company (“KIESC”), a tenancy-in-common with other Wichita companies established to purchase natural gas.
     Spirit participates in two joint ventures, Spirit-Progresstech LLC (“Spirit-Progresstech”) and Taikoo Spirit AeroSystems Composite Co. Ltd. (“TSACCL”), of which Spirit’s ownership interest is 50% and 31.5%, respectively. Spirit-Progresstech provides aerospace engineering support services and TSACCL was formed to develop and implement a state of the art composite and metal bond component repair station in the Asia-Pacific region.
     The accompanying unaudited interim condensed consolidated financial statements include the Company’s financial statements and the financial statements of its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership), including Spirit-Progresstech and TSACCL, are accounted for under the equity method. KIESC is fully consolidated as Spirit owns 77.8% of the entity’s equity. All intercompany balances and transactions have been eliminated in consolidation. Spirit’s U.K. subsidiary uses local currency, the British pound, as its functional currency. All other foreign subsidiaries use local currency as their functional currency with the exception of our Malaysian subsidiary, which uses the British pound, and our French subsidiary, which uses the U.S. dollar.
     As part of the monthly consolidation process, the functional currencies of our international subsidiaries are translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts.
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended October 1, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2009 presentation. The Company adjusted its balance sheet to reflect retrospective presentation of noncontrolling interests from Other liabilities to the Shareholders’ equity section at October 1, 2009, and December 31, 2008, in accordance with reporting requirements under authoritative guidance related to the nature and classification of noncontrolling interest in the consolidated statement of financial position. The adoption of this guidance did not have a material impact on the Company’s results of operations or statement of cash flows. In connection with the preparation of the condensed consolidated financial statements and in accordance with the recently issued authoritative guidance, the Company evaluated subsequent events through November 6, 2009, which is the date these financial statements were issued. Updated authoritative guidance pertaining to earnings per share was effective for the Company beginning January 1, 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 20, 2009.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)
2. New Accounting Pronouncements
     In the third quarter of 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, nongovernmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have any impact on the financial statements included herein.
     In May 2009, the FASB issued authoritative guidance prescribing the period after the balance sheet date during which management should evaluate transactions for potential recognition, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and the required disclosures an entity should make about transactions or events occurring after the balance sheet date. This statement is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the financial statements of the Company.
     In April 2009, the FASB issued authoritative guidance which provides additional guidance for estimating fair value, when the volume and activity for the asset and liability have significantly decreased. This guidance also includes assistance on identifying circumstances that indicate a transaction is not orderly. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ended after March 15, 2009. The Company adopted the provisions of this guidance effective for the period ended July 2, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations. See Note 10 for the Company’s disclosures about its derivative and hedging activities.
     In April 2009, the FASB issued authoritative guidance which requires disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements. This guidance also amended guidance on interim reporting, to require those disclosures in summarized financial information for interim reporting periods. The Company adopted the provisions of this guidance effective for the period ended July 2, 2009. See Note 11 for the Company’s disclosures about its estimated fair value on its financial instruments and long-term debt.
     In November 2008, the FASB issued authoritative guidance which addressed the accounting for equity method investments as a result of the accounting changes prescribed by previous guidance. This guidance clarified the accounting for certain transactions and impairment considerations involving equity method investments. The guidance is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.
     In March 2008, the FASB issued authoritative guidance related to derivatives and hedging, which requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company adopted the provisions of the guidance effective January 1, 2009. See Note 10 for the Company’s disclosures about its derivative and hedging activities.
     In February 2008, the FASB issued authoritative guidance which partially delayed the adoption of fair value measurement guidance until January 1, 2009 for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.
     In December 2007, the FASB issued authoritative guidance which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance is effective for fiscal years beginning after December 15, 2008. As a result of adopting this guidance in first quarter of 2009, the Company adjusted its balance sheet to reflect retrospective presentation prescribed by the guidance of noncontrolling interests in the amount of $0.5 from Other liabilities to the Shareholders’ equity section at April 2, 2009 and December 31, 2008. The Company considered guidance related to accounting changes and error corrections to ensure this change in accounting principle is properly accounted for. The adoption of this guidance did not have a material impact on the Company’s results of operations or statement of cash flows.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)
3. Accounts Receivable
     Accounts receivable, net consists of the following:

	October 1,	December 31,
	2009	2008
Trade receivables	$218.1	$101.2
Volume-based pricing accrual	8.3	29.7
Employee receivables	0.1	1.9
Other	9.4	16.6

Total	235.9	149.4
Less: allowance for doubtful accounts	(0.1)	(0.1)

Accounts receivable, net	$235.8	$149.3

4. Inventory
     Inventories are summarized as follows:

	October 1,	December 31,
	2009	2008
Raw materials	$186.2	$176.3
Work-in-process	1,552.3	1,260.3
Finished goods	29.6	27.5

Product inventory	1,768.1	1,464.1
Capitalized pre-production	436.5	417.9

Total inventory, net	$2,204.6	$1,882.0

     Inventories are summarized by platform as follows:

	October 1,	December 31,
	2009	2008
B737	$332.8	$309.6
B747(1)	185.7	154.2
B767	20.8	16.6
B777	160.0	166.4
B787(2)	888.8	768.3
Airbus — All platforms	140.1	70.7
Gulfstream(3)	335.7	224.7
Rolls-Royce	52.3	43.7
Cessna Citation Columbus(4)	22.5	20.0
Aftermarket	28.6	25.7
Other in-process inventory related to long-term contracts and other programs(5)	37.3	82.1

Total inventory	$2,204.6	$1,882.0

(1)	B747 inventory includes $41.1 and $63.6 in non-recurring production costs at October 1, 2009 and December 31, 2008, respectively, related to the B747-8 program. Also included is $26.0 of progress payments for B747-8 tooling received in 2009, which is netted against the B747 inventory.

(2)	B787 inventory includes $232.8 and $235.4 in capitalized pre-production costs at October 1, 2009 and December 31, 2008, respectively.

(3)	Gulfstream inventory includes $203.4 and $182.5 in capitalized pre-production costs at October 1, 2009 and December 31, 2008, respectively.

(4)	Includes non-recurring costs incurred on the Cessna Citation Columbus program that was terminated in July 2009 and are subject to our termination claim.

(5)	Includes non-program specific inventoriable cost accruals and miscellaneous other work-in-process.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)
     Capitalized pre-production costs include certain costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically recovered over a certain number of ship set deliveries and the Company believes these amounts will be fully recovered.
     At October 1, 2009, work-in-process inventory included $398.1 of deferred production costs, which is comprised of $314.9 related to B787, $94.7 on certain other contracts for the excess of production costs over the estimated average cost per ship set, and ($11.5) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks. These balances were $162.0, including $169.4 related to the B787 and $30.6 for certain other contracts, and ($38.0) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated cost per ship set for units delivered under the current production blocks, respectively, at December 31, 2008. Recovery of excess over average deferred production costs is dependent on the number of ship sets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts will be fully recovered.
     Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.
     The following is a roll forward of the inventory obsolescence and surplus reserve included in the inventory balances at October 1, 2009:

Balance-December 31, 2008	$31.2
Charges to costs and expenses	9.9
Write-offs, net of recoveries	(22.0)
Exchange rate	0.2

Balance-October 1, 2009	$19.3

5. Property, Plant and Equipment
     Property, plant and equipment, net consists of the following:

	October 1,	December 31,
	2009	2008
Land	$16.6	$15.5
Buildings (including improvements)	259.6	206.5
Machinery and equipment	596.1	512.8
Tooling	478.9	428.9
Construction in progress	266.5	204.3

Total	1,617.7	1,368.0
Less: accumulated depreciation	(393.7)	(299.7)

Property, plant and equipment, net	$1,224.0	$1,068.3

     Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $2.6 and $1.2 for the three months ended October 1, 2009 and September 25, 2008, respectively, and $5.1 and $4.3 for the nine months ended October 1, 2009 and September 25, 2008, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized $14.3 and $15.1 of repair and maintenance expense for the three months ended October 1, 2009 and September 25, 2008, respectively, and $58.5 and $64.7 for the nine months ended October 1, 2009 and September 25, 2008, respectively.
     We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal-use computer software in accordance with FASB authoritative guidance pertaining to capitalization of cost for internal-use software. Depreciation expense related to capitalized software was $3.9 and $5.8 for the three months ended October 1, 2009 and September 25, 2008, respectively, and $11.2 and $17.1 for the nine months ended October 1, 2009 and September 25, 2008, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)
6. Current Portion of Long-Term Receivable
     In connection with the Boeing Acquisition, Boeing is required to make future non-interest bearing payments to Spirit attributable to the acquisition of title of various tooling and other capital assets to be determined by Spirit. Spirit will retain usage rights and custody of the assets for their remaining useful lives without compensation to Boeing. Since Spirit retains the risks and rewards of ownership to such assets, Spirit recorded such amounts as consideration to be returned from Boeing. The discounted receivable is accreted as interest income until payments occur and is recorded as a component of other current assets. The accretion of interest income was $1.3 and $3.7 for the three months ended October 1, 2009 and September 25, 2008, respectively, and $5.8 and $13.0 for the nine months ended October 1, 2009 and September 25, 2008, respectively.
     The following is a schedule of future payments from this receivable:

2009	$28.9

     A discount rate of 9.75% was used to record these payments at their estimated present value of $28.2 and $108.9 at October 1, 2009 and December 31, 2008, respectively. At October 1, 2009, the remaining discounted balance of this receivable was all current.
7. Other Assets
     Other assets are summarized as follows:

	October 1,	December 31,
	2009	2008
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	27.6	25.3

Total intangible assets	39.3	37.0
Less: Accumulated amortization-patents	(0.7)	(0.6)
Accumulated amortization-favorable leasehold interest	(2.9)	(2.5)
Accumulated amortization-customer relationships	(12.1)	(8.7)

Intangible assets, net	23.6	25.2

Deferred financing costs, net	26.9	14.3
Fair value of derivative instruments	1.4	3.8
Goodwill	3.0	2.7
Equity in net assets of affiliates	4.1	3.9
Other	12.1	2.7

Total	$71.1	$52.6

     Deferred financing costs, net are recorded net of $19.3 and $14.7 of accumulated amortization at October 1, 2009 and December 31, 2008, respectively. During the second quarter of 2009, the Company incurred $10.2 of additional deferred financing costs in connection with the amendment to its revolving credit facility on June 8, 2009. During the third quarter of 2009, the Company incurred $7.0 of additional deferred financing costs in connection with its issuance of long-term bonds on September 30, 2009.
     The Company recognized $1.0 and $1.1 of amortization expense of intangibles for the three months ended October 1, 2009 and September 25, 2008, respectively, and $3.0 and $3.7 for the nine months ended October 1, 2009 and September 25, 2008, respectively.
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
($ in millions other than per share data)
     Deferred revenue. Deferred revenue consists of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables. These payments are classified as deferred revenue when received, and recognized as revenue as the production units are delivered.
     Advance payments and deferred revenue/credits are summarized by platform as follows:

	October 1,	December 31,
	2009	2008
B737	$66.7	$87.3
B747	3.0	8.0
B787	960.2	1,019.9
Airbus — All platforms	25.7	52.6
Gulfstream	42.5	42.5
Other	16.3	21.2

Total advance payments and deferred revenue/credits	$1,114.4	$1,231.5

9. Government Grants
     As part of our site construction projects in Kinston, North Carolina and Subang, Malaysia, we have the potential benefit of grants related to government funding of a portion of these buildings and other specific capital assets. Due to the terms of the lease agreements, we are deemed to own the construction projects. During the construction phase of the facilities, as amounts eligible under the terms of the grants are expended, we will record that spending as Property, Plant and Equipment (construction-in-progress) and Deferred Grant Income Liability (less the present value of any future minimum lease payments). Upon completion of the facilities, the Deferred Grant Income will be amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the Deferred Grant Income related to the capital investment criteria, which represents half of the grant, will be amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the Deferred Grant Income will be amortized over a ten year period in a manner consistent with the job performance criteria. In Malaysia, the Deferred Grant Income will be amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of October 1, 2009, we recorded $117.5 within Property, Plant and Equipment and Deferred Grant Income Liability related to the use of grant funds in North Carolina and Malaysia. Of this amount, $113.7 in capital represents transactions where funds have been paid directly to contractors by an agency of the Malaysian Government in the case of Malaysia, and by the escrow agent in North Carolina, so they are not reflected on the Statement of Cash Flows.
     Deferred grant income liability, net consists of the following:

	Nine Months Ended	Twelve Months Ended
	October 1, 2009	December 31, 2008
Beginning balance	$38.8	$—
Grant liability recorded	77.4	38.8
Grant income recognized	(1.4)	—
Exchange rate	2.7	—

Total deferred grant income liability	$117.5	$38.8

     The asset related to the deferred grant income, net consists of the following:

	Nine Months Ended	Twelve Months Ended
	October 1, 2009	December 31, 2008
Beginning balance	$38.8	$—
Amount paid by Spirit (reimbursed by third parties)	0.7	2.3
Amount paid by escrow agent	76.7	37.0
Depreciation	(1.4)	—
Exchange rate	2.7	(0.5)

Total asset value related to deferred grant income	$117.5	$38.8

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)
10. Derivative and Hedging Activities
     Effective for the first quarter of 2009, we adopted FASB’s authoritative guidance on derivative and hedging disclosures, which expands the quarterly and annual disclosure requirements about our derivative instruments and hedging activities.
     The Company enters into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. The Company also enters into foreign currency forward contracts to reduce the risks associated with the changes in foreign exchange rates on sales and cost of sales denominated in currencies other than the entities’ functional currency. Any gains or losses on hedges are included in net revenues or cost of sales. The Company does not use these contracts for speculative or trading purposes. On the inception date, the Company designates a derivative contract as either a fair value or cash flow hedge in accordance with FASB guidance on accounting for derivatives and hedges and links the contract to either a specific asset or liability on the balance sheet, or to forecasted commitments or transactions. The Company formally documents the hedging relationship between the hedging instrument and the hedged item as well as its risk-management objective and strategy for undertaking the hedge, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on a quarterly basis, whether the derivative item is effective in offsetting changes in fair value or cash flows.
     Changes in the fair value of derivative instruments considered to be effective hedges are reported in Accumulated Other Comprehensive Income, net of tax. In the case of interest rate swaps, amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. If the actual interest rate on the fixed rate portion of debt is less than LIBOR, the monies received are recorded as an offset to interest expense. Conversely, if the actual interest rate on the fixed rate portion of debt is greater than LIBOR, then the Company pays the difference, which is recorded to interest expense. Reclassifications of the amounts related to the foreign currency forward contracts are recorded to revenues in the same period in which the contract is settled. Any change in the fair value resulting from ineffectiveness is immediately recognized in earnings.
     The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.
     The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item; the derivative expires or is sold, terminated or exercised; the derivative is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur; or management determines that designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company continues to carry the derivative instrument on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in Other Comprehensive Income are recognized immediately in earnings.
     To the extent that derivative instruments do not qualify for hedge accounting treatment, the changes in fair market value of the instruments are reported in the results of operations of the current period.
     The Company’s hedge agreements do not include provisions requiring collateral. The Company has certain derivative instruments covered by master netting arrangements whereby, in the event of a default as defined by the senior secured credit facility or termination event, the non-defaulting party has the right to offset any amounts payable against any obligation of the defaulting party under the same counterparty agreement.
     The entire asset classes of the Company, including hedges, are pledged as collateral for both the term loan and the revolving credit facility under the Company’s senior secured credit facility (see Note 12).
     The Company enters into master netting arrangements for its derivatives to mitigate the credit risk of financial instruments.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)
Interest Rate Swaps
     As required under our senior secured credit facility (see Note 12), we enter into floating-to-fixed interest rate swap agreements periodically. As of October 1, 2009, the interest swap agreements had notional amounts totaling $500.0.

				Effective	Fair Value,
Principal Amount	Expires	Variable Rate	Fixed Rate	Fixed Rate (1)	October 1, 2009
$100	July 2010	LIBOR	4.37%	6.12%	$(3.8)
$100	July 2011	LIBOR	4.27%	6.02%	$(6.4)
$300	July 2011	LIBOR	3.23%	4.98%	$(13.1)

				Total	$(23.3)

(1)	Effective rates include the fixed rates plus 175 basis points.
The purpose of entering into these swaps was to reduce the Company’s exposure to variable interest rates. The interest rate swaps settle on a quarterly basis when interest payments are made. These settlements occur through the maturity date. The fair value of the interest rate swaps was a liability (unrealized loss) of ($23.3) and ($23.0) at October 1, 2009 and December 31, 2008, respectively.
Foreign Currency Forward Contracts
     Spirit’s wholly owned subsidiary Spirit AeroSystems (Europe) Limited (“Spirit Europe”) has certain sales, expenses, assets and liabilities that are denominated in British pounds sterling. However, sales of Spirit Europe’s products to Boeing and some procurement costs are denominated in U.S. dollars and Euros. As a consequence, movements in exchange rates could cause net sales and our expenses to fluctuate, affecting our profitability and cash flows. In addition, even when revenues and expenses are matched, we must translate British pound sterling denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar as compared to the British pound sterling will affect our reported results of operations and the value of our assets and liabilities on our consolidated balance sheet, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods and/or result in significant changes to the carrying value of our assets, liabilities and shareholders’ equity.
     We use foreign currency forward contracts to reduce our exposure to currency exchange rate fluctuations. The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. The hedges are being accounted for as cash flow hedges in accordance with authoritative guidance. Gains and losses from these cash flow hedges are recorded to Other Comprehensive Income until the underlying transaction for which the hedge was placed is recognized and then the value in Other Comprehensive Income is reclassified to earnings. In the third quarter of 2009, we entered into new hedging contracts to hedge the U.S. dollar revenue from certain customers and payments in British pounds sterling. The fair value of the forward contracts was a net liability of $2.9 and $2.6 as of October 1, 2009 and December 31, 2008, respectively.
Notional Amount

	October 1, 2009		December 31, 2008
		Foreign		Foreign
	USD	Currency	USD	Currency
Year	Buy/(Sell)(1)	Buy/(Sell)(1)	Buy/(Sell)(1)	Buy/(Sell)(1)
2009	$(12.2)	£7.4	$(18.8)	£11.3
2010	(37.8)	22.8	0.3	(0.2)
2011-2013	(19.5)	11.5	—	(0.2)

	$(69.5)	£41.7	$(18.5)	£10.9

(1)	Includes foreign currency forward contracts for 2010 through 2013 novated to Spirit Europe as a result of the BAE Acquisition (buy $0.3/sell £0.4), which had no underlying contractual transactions at the inception date of the contracts and, therefore, are classified as debt securities which are not subject to hedge accounting. The mark-to-market values of these debt securities are recorded through the Consolidated Statement of Operations on a monthly basis in accordance with FASB authoritative guidance on investments - debt and equity securities disclosures.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)
     The following table summarizes the Company’s fair value of outstanding derivatives at October 1, 2009 and December 31, 2008:

	Fair Values of Derivative Instruments
	Other Asset Derivatives		Other Liability Derivatives
	October 1, 2009	December 31, 2008	October 1, 2009	December 31, 2008
Derivatives designated as hedging instruments
Interest rate swaps
Current	$—	$—	$17.7	$4.0
Non-current	—	—	5.6	19.0
Foreign currency forward contracts
Current	—	—	1.3	2.4
Non-current	—	—	1.3	—

Total derivatives designated as hedging instruments	—	—	25.9	25.4

Derivatives not designated as hedging instruments
Interest rate swaps
Current	—	—	—	—
Non-current	—	—	—	—
Foreign currency forward contracts
Current	0.5	—	0.5	—
Non-current	1.4	3.8	1.7	4.0

Total derivatives not designated as hedging instruments	1.9	3.8	2.2	4.0

Total derivatives	$1.9	$3.8	$28.1	$29.4

     The impact on Other Comprehensive Income (OCI) and earnings from cash flow hedges for the three months ended October 1, 2009 and September 25, 2008 was as follows:

			Location of
			(Gain) or			Location of (Gain)	Amount of (Gain) or Loss
			Loss	Amount of (Gain) or Loss		or Loss Recognized	Recognized in Income on
	Amount of Gain or (Loss)		Reclassified	Reclassified from		in Income on	Derivative (Ineffective
	Recognized in OCI, net of		from	Accumulated OCI into		Derivative	Portion and Amount
	tax, on Derivative		Accumulated	Income		(Ineffective Portion	Excluded from
	(Effective Portion)		OCI into	(Effective Portion)		and Amount	EffectivenessTesting)
Derivatives in	For the Three Months Ended		Income	For the Three Months Ended		Excluded from	For the Three Months Ended
Cash Flow Hedging	October 1,	September 25,	(Effective	October 1,	September	Effectiveness	October 1,	September 25,
Relationships	2009	2008	Portion)	2009	25, 2008	Testing)	2009	2008
Interest rate swaps	$(2.3)	$(0.3)	Interest expense	$4.0	$2.3	Other (income)/ expense	$—	$(0.6)
Foreign currency forward contracts	(1.8)	(1.3)	Sales/ Revenue	—	(0.5)	Other (income)/ expense	—	—

Total	$(4.1)	$(1.6)		$4.0	$1.8		$—	$(0.6)

     The impact on earnings from foreign currency forward contracts that do not qualify as cash flow hedges was not material for the three months ended October 1, 2009 and September 25, 2008.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)
     The impact on Other Comprehensive Income (OCI) and earnings from cash flow hedges for the nine months ended October 1, 2009 and September 25, 2008 was as follows:

			Location of
			(Gain) or			Location of (Gain)	Amount of (Gain) or Loss
			Loss	Amount of (Gain) or Loss		or Loss Recognized	Recognized in Income on
	Amount of Gain or (Loss)		Reclassified	Reclassified from		in Income on	Derivative (Ineffective
	Recognized in OCI, net of		from	Accumulated OCI into		Derivative	Portion and Amount
	tax, on Derivative		Accumulated	Income		(Ineffective Portion	Excluded from
	(Effective Portion)		OCI into	(Effective Portion)		and Amount	EffectivenessTesting)
Derivatives in	For the Nine Months Ended		Income	For the Nine Months Ended		Excluded from	For the Nine Months Ended
Cash Flow Hedging	October 1,	September 25,	(Effective	October 1,	September 25,	Effectiveness	October 1,	September 25,
Relationships	2009	2008	Portion)	2009	2008	Testing)	2009	2008
Interest rate swaps	$(5.0)	$(2.9)	Interest expense	$11.3	$3.3	Other (income)/ expense	$—	$—
Foreign currency forward contracts	(1.8)	(1.5)	Sales/ Revenue	3.2	(1.9)	Other (income)/ expense	(0.1)	—

Total	$(6.8)	$(4.4)		$14.5	$1.4		$(0.1)	$—

     Gains and losses accumulated in Other Comprehensive Income for interest rate swaps are reclassified into earnings as each interest rate period is reset. During the next twelve months, the Company estimates that ($10.9) will be reclassified from Other Comprehensive Income, net of tax, as a charge to earnings from interest rate swaps. Interest rate swaps are placed for a period of time not to exceed the maturity of the Company’s senior secured term loan. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.
     Gains and losses accumulated in Other Comprehensive Income for foreign currency forward contracts are reclassified into earnings as the underlying transactions for which the contracts were entered into are realized. During the next twelve months, the Company estimates that ($0.9) will be reclassified from Other Comprehensive Income, net of tax, as a charge to earnings from foreign currency forward contracts. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.
11. Fair Value Measurements
     FASB’s authoritative guidance on fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard discloses three levels of inputs that may be used to measure fair value:
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)

Fair Value Measurements
At October 1, 2009
	October 1, 2009			Using
				Quoted Prices in	Significant
	Total			Active Markets	Other	Significant
	Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps	$(23.3)	$—	$(23.3)	$—	$(23.3)	$—

Foreign Currency Forward Contracts	$(2.9)	$1.9	$(4.8)	$—	$(2.9)	$—

Fair Value Measurements
At December 31, 2008
	December 31, 2008			Using
				Quoted Prices in	Significant
	Total			Active Markets	Other	Significant
	Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Interest Rate Swaps	$(23.0)	$—	$(23.0)	$—	$(23.0)	$—

Foreign Currency Forward Contracts	$(2.6)	$3.8	$(6.4)	$—	$(2.6)	$—
     The fair value of the interest rate swaps and foreign currency forward contracts are determined by using mark-to-market reports generated for each derivative and evaluated for counterparty risk. In the case of the interest rate swaps, the Company evaluated its counterparty risk using credit default swaps, historical default rates and credit spreads.
     The Company’s long-term debt consists of obligations with variable interest rates and senior unsecured notes. The estimated fair value of our debt obligations is based on the quoted market prices for such obligations. The following table presents the carrying amount and estimated fair value of long-term debt in accordance with FASB authoritative guidance on fair value measurements related to disclosures of financial instruments:

	October 1, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$573.5	$552.0	$577.9	$479.7
Senior unsecured notes	293.4	293.4	—	—
Malaysian loan	8.8	8.8	8.9	7.4

	$875.7	$854.2	$586.8	$487.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)
12. Debt
Credit Agreement
     In connection with the Boeing Acquisition, Spirit executed an $875.0 credit agreement that consisted of a $700.0 senior secured term loan used to fund the acquisition and pay all related fees and expenses associated with the acquisition and the credit agreement, and a $175.0 senior secured revolving credit facility. In March 2008, the revolving credit facility was increased to $650.0. In June 2009, Spirit entered into amendment No. 2 to its senior secured credit facility, whereby the revolving credit facility was increased from $650.0 to $729.0. The maturity date with respect to $408.8 of the revolver was extended to June 30, 2012. The maturity date for the remaining $320.2 of the revolver will continue to be June 30, 2010. Commitment fees associated with the portion of the revolver that was extended to June 30, 2012 increased from a rate of 50 basis points on the undrawn amount to 75 basis points. Commitment fees associated with the undrawn portion of the revolver that terminates on June 30, 2010 continue to be 50 basis points. The applicable margin payable on revolving loans in respect of which the underlying revolving credit commitment has been extended to June 30, 2012 (“Extending Revolving Loans”) has been increased. The applicable margin continues to be determined in accordance with a performance grid based on total leverage ratio and, for Extending Revolving Loans, ranges from 4.00% to 3.00% per annum in the case of LIBOR advances and from 3.00% to 2.00% per annum in the case of alternate base rate advances. The applicable margin payable in respect of loans that are not Extending Revolving Loans continues to range from 2.75% to 2.25% per annum in the case of LIBOR advances and from 1.75% to 1.25% per annum in the case of alternate base rate advances. As of October 1, 2009 and December 31, 2008, Spirit had no outstanding borrowings under its revolving credit facility. The entire asset classes of Spirit, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility.
     The amended credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. The amended credit agreement contains a revised Covenant Leverage Ratio and a new Interest Coverage Ratio. The Covenant Leverage Ratio (as defined in the credit agreement) financial covenant was modified to provide that the maximum Covenant Leverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not exceed 2.5:1 through maturity. The new Interest Coverage Ratio (as defined in the credit agreement) financial covenant was added to provide that the Interest Coverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not be less than 4:1. The Financial Covenant ratios are calculated each quarter in accordance with the credit agreement. Failure to meet these financial covenants would be an event of default under the senior secured credit facility. As of October 1, 2009, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement.
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
France Factory
     On July 17, 2009, Spirit’s indirect wholly owned subsidiary, Spirit AeroSystems France SARL (“Spirit France”) entered into a capital lease agreement for 9.0 Euros (approximately USD $13.1), with BNP Paribas Bank (“BNP”) to be used towards the construction of a plant associated with the establishment of an aerospace-related component assembly plant in Saint Nazaire, France (the “Project”). Spirit will act as BNP’s construction agent during the construction phase of the Project and lease payments will begin upon completion of construction, which is expected during the third quarter of 2010.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)
     The capital lease repayment is variable based on the three-month Euribor rate and is paid quarterly. Payments are expected to be approximately 0.2 Euro (USD $0.3) from July 2010 through April 2025 with a residual amount of 0.9 Euro (USD $1.3) to be paid at the conclusion of the capital lease agreement.
     Outstanding amounts expended by BNP under the capital lease agreement are capitalized as Construction in Progress on Spirit’s books with a corresponding amount of Construction Debt. During the third quarter of 2009, Spirit recorded $4.1 in Construction Debt.
     Total debt shown on the balance sheet is comprised of the following:

	October 1,	December 31,
	2009	2008
Senior secured debt (short and long-term)	$573.5	$577.9
Revolving credit facility	—	—
Malaysian term loan	8.8	8.9
Present value of capital lease obligations	6.0	1.2
Other	2.0	—

Total	$590.3	$588.0

13. Long-Term Bond Debt
     On September 30, 2009, Spirit issued $300.0 of 7 1/2% Senior Notes due October 1, 2017 (the “Notes”), with interest payable semi-annually, in cash in arrears on April 1 and October 1 of each year, beginning April 1, 2010. Prior to October 1, 2012, Spirit may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 107.5% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the redemption date. At any time prior to October 1, of the years set forth below, Spirit may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a make-whole premium, plus any accrued and unpaid interest and additional interest, if any, to the redemption date. Spirit may redeem the Notes at its option, in whole or in part, at any time on or after October 1, 2013, upon not less than 30 nor more than 60 days’ notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date.

Year	Price

2013	103.750%
2014	101.875%
2015 and thereafter	100.000%
     If a change of control of Spirit occurs, each holder of the Notes shall have the right to require that Spirit repurchase all or a portion of such holder’s Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
     The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The present value of the Notes was $293.4 as of October 1, 2009, measured by the bond offering price of 97.804%.
     The Notes are Spirit’s senior unsecured obligations and rank equal in right of payment with all of Spirit’s and the guarantors’ other existing and future senior indebtedness. The Notes are senior in right of payment to all of Spirit’s and the guarantors’ existing and future indebtedness that is by its terms expressly subordinated to the Notes and the guarantees. The Notes are effectively subordinated in right of payment to all of Spirit’s and the guarantors’ secured indebtedness to the extent of the value of the assets securing such indebtedness, including obligations under Spirit’s senior secured credit facility, which is secured by substantially all of the assets of Spirit and the guarantors.
     The Indenture contains covenants that limit Spirit’s, and certain of Spirit’s subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) incur additional debt; (ii) pay dividends, redeem stock or make other distributions, (iii) repurchase equity securities, prepay subordinated debt or make certain investments, (iv) make other restricted payments and investments, (v) issue certain disqualified stock and preferred stock, (vi) create liens without granting equal and ratable liens to the holders of the Notes, (vii) enter into sale and leaseback transactions, (viii) merge, consolidate or transfer or dispose of substantially all of their assets, (ix) enter into certain types of transactions with affiliates and (x) sell assets.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)
These covenants are subject to a number of qualifications and limitations. In addition, the Indenture limits Spirit’s, and the guarantor subsidiaries’ ability to engage in businesses other than businesses in which such companies are engaged on the date of issuance of the Notes and related businesses.
     In addition, the Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among other things: failure to make payments on the Notes when due, failure to comply with covenants under the Indenture, failure to pay certain other indebtedness or acceleration of maturity of certain other indebtedness, failure to satisfy or discharge certain final judgments and occurrence of certain bankruptcy events. If an event of default occurs, the trustee or holders of at least 25% of the aggregate principal amount of the then outstanding Notes may, among other things, declare the entire outstanding balance of principal of and interest on all outstanding Notes to be immediately due and payable. If an event of default involving certain bankruptcy events occurs, payment of principal of and interest on the Notes will be accelerated without the necessity of notice or any other action on the part of any person.
     Spirit repaid $200.0 of borrowings under its existing senior secured revolving credit facility using a portion of the proceeds of the offering of the Notes, which increased the availability under the revolving credit facility to $729.0, reduced by $16.9 of outstanding letters of credit.
14. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three		For the Nine
	Months Ended		Months Ended
	October 1,	September 25,	October 1,	September 25,
Components of Net Periodic Pension Income	2009	2008	2009	2008
Service cost	$1.6	$1.8	$4.5	$5.5
Interest cost	9.8	9.6	29.2	28.9
Expected return on plan assets	(14.1)	(17.9)	(41.9)	(53.8)
Amortization of prior service cost	—	—	—	—
Amortization of net (gain)/loss	2.1	(1.4)	6.2	(4.3)

Net periodic pension income	$(0.6)	$(7.9)	$(2.0)	$(23.7)

	Other Benefits
	For the Three		For the Nine
	Months Ended		Months Ended
	October 1,	September 25,	October 1,	September 25,
Components of Net Periodic Benefit Cost	2009	2008	2009	2008
Service cost	$0.5	$0.3	$1.5	$1.1
Interest cost	0.7	0.5	2.1	1.5
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net (gain)/loss	—	(0.1)	—	(0.4)

Net periodic benefit cost	$1.2	$0.7	$3.6	$2.2

Employer Contributions
     We expect to contribute zero dollars to the U.S. qualified pension plan and less than $0.2 to both the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2009. Our projected contributions to the U.K. pension plan for 2009 were $7.6, of which $5.9 was contributed by the end of the third quarter of 2009. We anticipate contributing an additional $1.7 to the U.K. pension plan during the remainder of 2009. The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)
15. Stock Compensation
     The Company has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of the Company’s common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.
     For the three months ended October 1, 2009, the Company recognized a total of $0.7 of stock compensation expense, net of forfeitures, as compared to $4.1 of stock compensation expense, net of forfeitures, recognized for the three months ended September 25, 2008. Of the total $0.7 of stock compensation expense recorded for the three months ended October 1, 2009, $0.6 was recorded as expense in Selling, general and administrative expense while the remaining $0.1 was capitalized in inventory and is recognized through cost of sales consistent with the accounting methods we follow in accordance with authoritative guidance related to revenue recognition for construction-type and production-type contracts. Of the $4.1 of stock compensation expense recorded for the three months ended September 25, 2008, $4.0 was recorded as expense in Selling, general and administrative expense while the remaining $0.1 was capitalized in inventory in accordance with the guidance.
     For the nine months ended October 1, 2009, the Company recognized a total of $6.7 of stock compensation expense, net of forfeitures, as compared to $11.6 of stock compensation expense, net of forfeitures, recognized for the nine months ended September 25, 2008. Of the total $6.7 of stock compensation expense recorded for the nine months ended October 1, 2009, $6.4 was recorded as expense in Selling, general and administrative expense while the remaining $0.3 was capitalized in inventory and is recognized through Cost of sales consistent with the accounting methods we follow in accordance with authoritative guidance related to revenue recognition for construction-type and production-type contracts. Of the $11.6 of stock compensation expense recorded for the nine months ended September 25, 2008, $11.3 was recorded as expense in Selling, general and administrative expense while the remaining $0.3 was capitalized in inventory in accordance with the guidance.
     The fair value of vested class A and class B shares granted under the Company’s stock compensation plans was $0.4 and $29.2, respectively, at October 1, 2009, based on the market value of the Company’s common stock on that date.
     Due to the occurrence during the third quarter of 2009 of the four-year anniversaries of the Executive Incentive Plan grant dates for certain participants in the plan, those participants acquired an incremental 8.81% interest in the shares granted to them under the plan, such that their total cumulative interest in the shares granted to them would be 80%. The total number of additional shares in which an interest was acquired in the third quarter of 2009 was 24,849. The participants have a nonforfeitable interest in those shares; however, as per the plan document, the shares are still restricted until the earlier of a liquidity event or June 16, 2015. Participants do not have the unrestricted rights of stockholders until those shares vest. Other participants will acquire the cumulative 80% interest as they reach the four-year anniversary date of their grant dates throughout the remainder of 2009 and 2010.
16. Income Taxes
     The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax assets as of October 1, 2009 and December 31, 2008 were $224.1 and $204.7, respectively.
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
     In general, the Company records income tax expense each quarter based on its best estimate as to the full year’s effective tax rate. Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises. Events or items that give rise to discrete recognition include finalizing amounts in income tax returns filed, finalizing audit examinations for open tax years, and expiration of a statute of limitations.
     The 28.2% effective tax rate for the three months ended October 1, 2009 differs from the 29.5% effective tax rate for the same period in 2008 primarily due to reinstating the U.S. Research and Experimentation Tax Credit (“R&E Tax Credit”) on October 3, 2008. The 29.3% effective tax rate for the nine months ended October 1, 2009 differs from the 32.5% effective tax rate for the same period in 2008 primarily due to reinstating the R&E Tax Credit on October 3, 2008.
     The Company’s 2005 and 2006 U.S. Federal income tax returns are currently being examined. The Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)
17. Shareholders’ Equity
Earnings per Share Calculation
     The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	October 1, 2009			September 25, 2008
		Shares	Per Share		Shares	Per Share
	Income	(in millions)	Amount	Income	(in millions)	Amount
Basic EPS
Income available to common shareholders	$87.3	138.6	$0.63	$74.0	137.0	$0.54
Diluted potential common shares		1.6			2.1

Diluted EPS
Income available to common shareholders + assumed vesting	$87.3	140.2	$0.62	$74.0	139.1	$0.53

	For the Nine Months Ended
	October 1, 2009			September 25, 2008
		Shares	Per Share		Shares	Per Share
	Income	(in millions)	Amount	Income	(in millions)	Amount
Basic EPS
Income available to common shareholders	$141.7	138.2	$1.03	$245.6	136.9	$1.79
Diluted potential common shares		1.8			2.3

Diluted EPS
Income available to common shareholders + assumed vesting	$141.7	140.0	$1.01	$245.6	139.2	$1.76
Other Comprehensive Income
Components of Other Comprehensive Income, net of tax, consist of the following:

	For the Three Months Ended
	October 1,	September 25,
	2009	2008
Net income	$87.3	$74.0
Other Comprehensive Income (loss), net of tax
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps, net of tax	(2.3)	(0.3)
Pension, SERP, and Retiree Medical adjustments, net of tax	(1.2)	—
Unrealized (loss) on foreign currency forward contracts, net of tax	(1.8)	(1.3)
Reclassification of realized (gain) loss on hedging instruments into net income, net of tax	2.5	0.7
Foreign currency translation adjustments	(3.7)	(11.7)

Total Other Comprehensive Income	$80.8	$61.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)

	For the Nine Months Ended
	October 1,	September 25,
	2009	2008
Net income	$141.7	$245.6
Other Comprehensive Income (loss), net of tax
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps, net of tax	(5.0)	(2.9)
Pension, SERP, and Retiree Medical adjustments, net of tax	(3.7)	—
Unrealized gain (loss) on foreign currency forward contracts, net of tax	(1.8)	(1.5)
Reclassification of realized (gain) loss on hedging instruments into net income, net of tax	9.3	0.7
Foreign currency translation adjustments	11.3	(12.7)

Total Other Comprehensive Income	$151.8	$229.2

18. Related Party Transactions
     On March 26, 2007, Hawker Beechcraft, Inc. (“Hawker”), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. Spirit’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker. For the three months ended October 1, 2009 and September 25, 2008, sales to Hawker were $2.9 and $7.4, respectively, and $10.5 and $19.9 for the nine months ended October 1, 2009 and September 25, 2008, respectively.
     A member of the Holdings’ Board of Directors is also a member of the Board of Directors of Hawker.
     Since February 2007, an executive of the Company has been a member of the Board of Directors of one of the Company’s suppliers, Precision Castparts Corp. of Portland, Oregon, a manufacturer of complex metal components and products. For the three months ended October 1, 2009 and September 25, 2008, the Company purchased $11.7 and $15.1 of products, respectively, from this supplier. For the nine months ended October 1, 2009 and September 25, 2008, the Company purchased $35.7 and $48.0 of products, respectively, from this supplier.
     A member of Holdings’ Board of Directors is the president and chief executive officer of Aviall, Inc., the parent company of one of our customers, Aviall Services, Inc. and a wholly owned subsidiary of Boeing. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc. Net revenues under the distribution agreement were $1.2 and $1.4 for the three months ended October 1, 2009 and September 25, 2008, respectively, and $4.5 and $4.3 for the nine months ended October 1, 2009 and September 25, 2008, respectively.
     The Company paid $0.1 and less than $0.1 to a subsidiary of Onex for services rendered for each of the three month periods ended October 1, 2009 and September 25, 2008 respectively, and $0.2 for each of the nine month periods ended October 1, 2009 and September 25, 2008. Management believes the amounts charged were reasonable in relation to the services provided.
     Boeing owns and operates significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, is providing those systems and support services to Spirit under a Transition Services Agreement. A number of services covered by the Transition Services Agreement have now been established by the Company, and the Company is scheduled to continue to use the remaining systems and support services it has not yet established. The Company incurred fees of $2.8 and $5.2 for services performed for the three months ended October 1, 2009 and September 25, 2008, respectively, and $10.3 and $17.6 for the nine months ended October 1, 2009 and September 25, 2008, respectively. The amounts owed to Boeing and recorded as accrued liabilities were $7.0 and $9.5 at October 1, 2009 and December 31, 2008, respectively.
     The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $0.5 to the firm for each of the three month periods ended October 1, 2009 and September 25, 2008, and $1.4 for each of the nine month periods ended October 1, 2009 and September 25, 2008.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)
19. Commitments, Contingencies and Guarantees
Litigation
     From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at October 1, 2009 or December 31, 2008 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
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
     In December 2005, a lawsuit was filed against Spirit, Onex, and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The Asset Purchase Agreement requires Spirit to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita, which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. The Company intends to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
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
     On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants include Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with The Boeing Company and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under ERISA and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification and are currently in the discovery process. The sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the Asset Purchase Agreement (“APA”) between Boeing and Spirit. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)
     On July 21, 2005, the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) filed a grievance against Boeing on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, regarding issues that parallel those asserted in Harkness et al. v. The Boeing Company et al. Boeing denied the grievance, and the UAW subsequently filed suit to compel arbitration, which the parties eventually agreed to pursue. The arbitration was conducted in January 2008. In July 2008, the arbitrator issued an opinion and award in favor of the UAW. The arbitrator directed Boeing to reinstate the seniority of the employees and “afford them the benefits appurtenant thereto.” On March 5, 2009, the arbitrator entered an Opinion and Supplemental Award that directed Boeing to award certain benefits to UAW members upon whose behalf the grievance was brought, notwithstanding the prior denial of such benefits by the Boeing Plan Administrator. On April 10, 2009, Boeing filed a Complaint in the United States District Court for the Northern District of Illinois, seeking a ruling that the Arbitrator exceeded his authority in granting the Supplemental Award. On September 16, 2009, the District Court entered an order affirming the arbitrator’s Supplemental Award. Boeing has notified Spirit of its intent to seek indemnification from Spirit for any “indemnifiable damages” it may incur in the UAW matter, pursuant to the terms of the APA. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
     On May 11, 2009, Spirit filed a lawsuit in the United States District Court for the District of Kansas against SPS Technologies (“SPS”), LLC and Precision Castparts Corp. Spirit’s claims are based on the sale by SPS of certain non-conforming nut plate fasteners to Spirit between August 2007 and August 2008. Many of the fasteners were used on assemblies that Spirit sold to a customer. In the fall of 2008, Spirit discovered the non-conformity and notified the customer of the discrepancy. Subsequently, Spirit and the customer removed and replaced nut plates on various in-process aircraft assemblies. Spirit’s lawsuit seeks damages, including damages related to these efforts, under various theories, including breach of contract and breach of implied warranty.
Guarantees
     Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of October 1, 2009 and December 31, 2008, $33.0 and $14.0 were outstanding in respect of these guarantees, respectively.
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
     The following is a roll forward of the service warranty balances at October 1, 2009:

Balance-December 31, 2008	$6.5
Charges to costs and expenses	4.9
Exchange rate	0.2

Balance-October 1, 2009	$11.6

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($ in millions other than per share data)
20. Segment Information
     The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Essentially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 96% of the Company’s net revenues for the nine months ended October 1, 2009 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses and unallocated research and development. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.
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
     The following table shows segment information:

	For the Three		For the Nine
	Months Ended		Months Ended
	October 1,	September 25,	October 1,	September 25,
	2009	2008	2009	2008
Segment Revenues
Fuselage Systems	$525.9	$484.8	$1,497.6	$1,470.2
Propulsion Systems	266.2	291.5	772.1	863.1
Wing Systems	257.3	246.8	712.9	773.5
All Other	4.4	4.1	18.2	18.9

	$1,053.8	$1,027.2	$3,000.8	$3,125.7

Segment Operating Income (Loss)
Fuselage Systems	$95.2	$73.5	$229.4	$255.0
Propulsion Systems	35.3	47.1	97.2	140.9
Wing Systems	26.6	26.9	(12.7)	92.3
All Other	1.0	—	(1.0)	0.1

Business Segment Operating Income	158.1	147.5	312.9	488.3
Unallocated corporate SG&A	(26.7)	(35.6)	(92.9)	(109.7)
Unallocated research and development	(0.4)	(0.7)	(1.6)	(1.1)

Total operating income	$131.0	$111.2	$218.4	$377.5

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
Recent Events
     On October 9, 2009, engineers represented by the Society of Professional Engineering Employees in Aerospace — Wichita Engineering Unit (SPEEA) at Spirit AeroSystems approved a new contract effective through December 1, 2012.
     On September 30, 2009, Spirit completed an offering of $300.0 million aggregate principal amount of its 7 1/2% Senior Notes due 2017. The Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons in accordance with Regulation S under the Securities Act. A portion of the net proceeds of the offering of the Notes was used to repay $200.0 million in borrowings under Spirit’s existing senior secured revolving credit facility with the remaining net proceeds to be used for general corporate purposes and to pay fees and expenses incurred in connection with the offering.
     On August 25, 2009, Ulrich (Rick) Schmidt, our Executive Vice President and Chief Financial Officer, notified us of his decision to retire. His last working day with us was Friday, October 2, 2009, and he will remain employed by us through early December of 2009. Philip D. Anderson, our Treasurer and Vice President, Investor Relations, assumed the additional role of Interim Chief Financial Officer, effective October 3, 2009, pending a search for Mr. Schmidt’s replacement.
     On July 9, 2009, Textron Inc., the parent company of Cessna Aircraft Company, filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) stating that it had formally cancelled further development of the Cessna Citation Columbus business jet. Spirit had been selected as the supplier for the fuselage and empennage on the Cessna Citation Columbus in February 2008. In the second quarter of 2009, we recorded a $10.9 million charge to reflect the estimated impact of this termination. Spirit has submitted termination claims to Cessna seeking recovery of costs incurred.
Overview
     We are the largest independent non-OEM (OEM refers to aircraft original equipment manufacturer) aircraft parts designer and manufacturer of commercial aerostructures in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial, military and business jet aircraft. We derive our revenues primarily through long-term supply agreements with Boeing and requirements contracts with Airbus. For the three months ended October 1, 2009, we generated net revenues of $1,053.8 million and net income of $87.3 million and for the nine months ended October 1, 2009, we generated net revenues of $3,000.8 million and net income of $141.7 million.
     We are organized into three principal reporting segments: (1) Fuselage Systems, which includes the forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes facilities in Tulsa and McAlester, Oklahoma, Prestwick, Scotland and Subang, Malaysia that manufacture wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 25%, 24% and 1%, respectively, of our net revenues for the three months ended October 1, 2009. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 26%, 24% and less than 1%, respectively, of our net revenues for the nine months ended October 1, 2009.

2009 Outlook
     We expect the following results, or ranges of results, for the year ending December 31, 2009:

	2009 Outlook	2008 Actuals
Revenues	$4.1-$4.2 billion	$3.8 billion
Earnings per share, diluted	$1.45-$1.55 per share	$1.91 per share
Effective tax rate	~30%	30.9%
Cash flow from operations		$211 million
Capital expenditures	(See below)	$236 million
Capital reimbursement		$116 million
     Our 2009 outlook is based on the following assumptions:
•	Our revenue guidance for the full-year 2009 has been updated to reflect movement of certain forecasted non-recurring contract settlements out of 2009. Revenues are now expected to be between $4.1 and $4.2 billion based on Boeing’s 2009 delivery guidance of 480-485 aircraft; anticipated B787 deliveries consistent with our expectations following Boeing’s announcement of the revised B787 schedule on August 27, 2009; 2009 expected Airbus deliveries of approximately 483 aircraft; internal Spirit forecasts for non-OEM production activity and non-Boeing and Airbus customers; and foreign exchange rates consistent with fourth quarter 2008 levels.

•	We expect our 2009 fully diluted earnings per share guidance to be between $1.45 and $1.55 per share after the increase in interest expense and fees associated with the recently issued senior unsecured notes.

•	We expect our 2009 cash flow from operations less capital expenditures, net of customer reimbursements, to be no more than a ($150) million use of cash in the aggregate, with capital expenditures of approximately $225 million.

•	The guidance assumes the settlement of certain outstanding non-recurring contract payments associated with our development programs. To the extent these forecasted payments are not received during the fourth quarter of 2009, they will represent a shift in revenues, earnings and cash flows from 2009 to 2010.
Results of Operations

	Three Months	Three Months		Nine Months	Nine Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	October 1,	September 25,	Change from	October 1,	September 25,	Change from
	2009	2008	Prior Year	2009	2008	Prior Year
	($ in millions)
Net revenues	$1,053.8	$1,027.2	3%	$3,000.8	$3,125.7	(4%)
Operating costs and expenses
Cost of sales	878.3	864.3	2%	2,637.2	2,596.1	2%
Selling, general and administrative	30.5	39.0	(22%)	103.6	119.0	(13%)
Research and development	14.0	12.7	10%	41.6	33.1	26%

Total operating costs and expenses	922.8	916.0	1%	2,782.4	2,748.2	1%
Operating income	131.0	111.2	18%	218.4	377.5	(42%)
Interest expense and financing fee amortization	(10.2)	(9.9)	3%	(29.1)	(29.5)	(1%)
Interest income	1.6	4.4	(64%)	6.2	15.1	(59%)
Other income (loss), net	(0.5)	(0.7)	(29%)	5.2	0.9	478%

Income before income taxes and equity in net loss of affiliate	121.9	105.0	16%	200.7	364.0	(45%)
Income tax provision	(34.4)	(31.0)	11%	(58.8)	(118.4)	(50%)

Income before equity in net loss of affiliate	87.5	74.0	18%	141.9	245.6	(42%)
Equity in net loss of affiliate	(0.2)	—	N.A.	(0.2)	—	N.A.

Net income	$87.3	$74.0	18%	$141.7	$245.6	(42%)

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
     Comparative ship set deliveries by model are as follows:

	Three Months	Three Months Ended	Nine Months	Nine Months Ended
	Ended October 1,	September 25,	Ended October 1,	September 25,
Model	2009	2008	2009	2008
B737	93	87	263	275
B747	3	4	7	15
B767	3	3	9	9
B777	21	18	63	60
B787	2	1	6	3

Total Boeing	122	113	348	362
A320 Family	94	90	300	280
A330/340	28	23	77	68
A380	5	4	7	10

Total Airbus	127	117	384	358
Hawker 800 Series	6	24	37	63

Total	255	254	769	783

Results of Operations for the Three Months Ended October 1, 2009 and September 25, 2008
     Net Revenues. Net revenues for the three months ended October 1, 2009 were $1,053.8 million, an increase of $26.6 million, compared with net revenues of $1,027.2 million for the same period in the prior year. The increase in net revenues is primarily attributable to a return to full rate production in 2009, as compared to the reduced production in 2008 caused by strike of Boeing employees represented by the International Association of Machinists and Aerospace Workers (the “Boeing IAM Strike”) that commenced in September 2008, resulting in a $29.5 million increase in net revenues, increased development program net revenues of $34.0 million and increased ship set deliveries of the B787 and B777 as compared to the same period in the prior year. The revenue increase was partially offset by fewer B747 ship set deliveries as a result of the transition to the B747-8 model, fewer Hawker 850XP deliveries, and by a $20.0 million decrease in the value of net revenues from Spirit Europe as a result of the strengthening of the dollar. Deliveries to Boeing increased by 8% to 122 ship sets during the third quarter of 2009 compared to 113 ship sets delivered for the same period in the prior year, as unit deliveries to Boeing were at pre-strike levels in the third quarter of 2009. Approximately 97% of Spirit’s net revenue for the third quarter of 2009 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 83% for the three months ended October 1, 2009, as compared to 84% for the same period in the prior year. During the third quarter of 2009, Spirit updated its contract profitability estimates resulting in a favorable cumulative catch-up adjustment of $1.5 million, as compared to a $12.5 million unfavorable cumulative catch-up adjustment recognized during the third quarter of 2008, which was largely the result of the Boeing IAM Strike in late 2008.
     Selling, General and Administrative. SG&A as a percentage of net revenues was 3% for the three months ended October 1, 2009, as compared to 4% for the same period in the prior year, primarily driven by reduced spending and lower stock compensation expense. During the third quarter of 2009, we recognized $0.6 million in stock compensation expense, as compared to $4.0 million during the third quarter of 2008.
     Research and Development. R&D costs as a percentage of net revenues was 1% for each of the three month periods ended October 1, 2009 and September 25, 2008. R&D costs increased $1.3 million, or 10%, primarily due to an increase in R&D spending on new programs in the third quarter of 2009 compared to the same period in the prior year.
     Operating Income. Operating income for the three months ended October 1, 2009 was $131.0 million, an increase of $19.8 million, or 18%, as compared to operating income of $111.2 million for the same period in the prior year. The 2009 operating income reflects increased ship set deliveries and the effects of a $1.5 million favorable cumulative catch-up adjustment, as compared to the $12.5 million unfavorable cumulative catch-up adjustment recorded for the same period in 2008. Improved operating income also reflects lower SG&A costs for the quarter as compared to the same period in the prior year.

     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the third quarter of 2009 includes $8.3 million of interest and fees paid or accrued in connection with long-term debt and $1.9 million in amortization of deferred financing costs, as compared to $8.6 million of interest and fees paid or accrued in connection with long-term debt and $1.3 million in amortization of deferred financing costs for the same period in the prior year. The decrease in interest and fees paid or accrued in connection with long-term debt in the third quarter of 2009 was primarily driven by lower LIBOR rates on the floating portion of our Term B loan, partially offset by an increase in interest expense on the drawn portion of the revolver. The increase in deferred financing costs in the third quarter of 2009 was a result of increased amortized costs associated with the amendment and restatement of our senior credit facility.
     Interest Income. Interest income for the third quarter of 2009 consisted of $1.3 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition and $0.3 million of interest income, as compared to $3.7 million of accretion and $0.7 million in interest income for the same period in the prior year. The combined decrease of $2.8 million, as compared to the three months ended September 25, 2008, was primarily due to lower accretion income as a result of a lower outstanding balance on the discounted long-term receivable and lower interest rates on interest bearing accounts.
     Provision for Income Taxes. The income tax provision for the third quarter of 2009 consisted of $34.9 million for federal income taxes, ($0.7) million for state taxes and $0.2 million for foreign taxes. The income tax provision for the third quarter of 2008 consisted of $31.1 million for federal income taxes and ($0.1) million for foreign taxes. The 28.2% effective income tax rate for the three months ended October 1, 2009 differs from the 29.5% effective income tax rate for the same period in the prior year, primarily due to the reinstatement of the U.S. Research and Experimentation Credit (“R&E Tax Credit”) on October 3, 2008.
     Segments. The following table shows comparable segment operating income before unallocated corporate expenses for the three months ended October 1, 2009 compared to the three months ended September 25, 2008:

	Three Months Ended	Three Months Ended
	October 1, 2009	September 25, 2008
	($ in millions)
Segment Revenues
Fuselage Systems	$525.9	$484.8
Propulsion Systems	266.2	291.5
Wing Systems	257.3	246.8
All Other	4.4	4.1

	$1,053.8	$1,027.2

Segment Operating Income
Fuselage Systems	$95.2	$73.5
Propulsion Systems	35.3	47.1
Wing Systems	26.6	26.9
All Other	1.0	—

	158.1	147.5
Unallocated corporate SG&A	(26.7)	(35.6)
Unallocated research and development	(0.4)	(0.7)

Total operating income	$131.0	$111.2

     Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 25%, 24% and 1% respectively, of our net revenues for the three months ended October 1, 2009. Net revenues attributable to Airbus are recorded in the Wing Systems segment.
     Fuselage Systems. Fuselage Systems segment net revenues for the third quarter of 2009 were $525.9 million, an increase of $41.1 million, or 9%, as compared to the same period in the prior year. The higher net revenues were primarily driven by an increase in ship set deliveries to Boeing and an increase in development program revenues, partially offset by fewer B747 ship set deliveries as a result of the transition to the B747-8 model. Fuselage Systems posted segment operating margins of 18% for the third quarter of 2009, up from 15% for the same period of 2008, as a favorable cumulative catch-up adjustment of $4.0 million was realized during the third quarter of 2009, primarily driven by favorable cost trends, as compared to a $10.7 million unfavorable cumulative catch-up adjustment realized in the same period in the prior year, largely driven by anticipated impacts of the Boeing IAM Strike.
     Propulsion Systems. Propulsion Systems segment net revenues for the third quarter of 2009 were $266.2 million, a decrease of $25.3 million, or 9%, as compared to the same period in the prior year. The lower net revenues were primarily driven by a decrease in

B747 ship set deliveries to Boeing and lower aftermarket sales compared to the same period in 2008. Propulsion Systems posted segment operating margins of 13% for the third quarter of 2009, down from 16% for the same period of 2008, as an unfavorable cumulative catch-up adjustment of $1.5 million was realized during the third quarter of 2009 as compared to a $0.4 million favorable cumulative catch-up adjustment realized in the same period in the prior year, primarily driven by higher material costs and decreased labor productivity on some of the Boeing programs.
     Wing Systems. Wing Systems segment net revenues for the third quarter of 2009 were $257.3 million, an increase of $10.5 million, or 4%, as compared to the same period in the prior year. The higher net revenues were primarily driven by an increase in ship set deliveries to Airbus and Boeing, which more than offset fewer Hawker 850XP deliveries, partially offset by the strengthening of the dollar, which resulted in a $32.7 million decrease in the value of net revenues from Spirit Europe. Wing Systems posted segment operating margins of 10% for the third quarter of 2009, compared to 11% for the same period in the prior year. In addition, an unfavorable cumulative catch-up of $1.0 million was realized during the third quarter of 2009, as compared to $2.2 million of unfavorable cumulative catch-up adjustments realized for the same period in the prior year.
     All Other. All Other net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. The increase in net revenues in the third quarter of 2009, compared to the same period in the prior year, was driven primarily by an increase in KIESC natural gas revenues.
Results of Operations for the Nine Months Ended October 1, 2009 and September 25, 2008
     Net Revenues. Net revenues for the nine months ended October 1, 2009 were $3,000.8 million, a decrease of $124.9 million, or 4%, compared with net revenues of $3,125.7 million for the same period in the prior year. The decrease in net revenues is primarily attributable to the decrease in B737 deliveries, primarily due to the residual impact of the Boeing IAM Strike in the first half of 2009 and fewer B747 deliveries due to the transition to the B747-8 model, resulting in a $175.6 million decrease in net revenues, net of B747-8 non-recurring revenues, and a $89.2 million decrease in the value of net revenues from Spirit Europe as a result of the strengthening of the dollar. The decrease in net revenues was partially offset by increased ship set deliveries of the B787 as compared to the same period in the prior year, $38.6 million in volume-based pricing adjustments for the first five months of 2009, increased development program net revenues of $97.0 million, and a $36.2 million increase in net revenues from Airbus primarily as a result of higher deliveries in the first nine months of 2009 compared to the same period in 2008. Deliveries to Boeing decreased by 4% to 348 ship sets during the nine months ended October 1, 2009 compared to 362 ship sets delivered for the same period in the prior year, as unit deliveries to Boeing lagged behind pre-strike levels in the first two quarters of 2009. Deliveries to Airbus increased by 7% to 384 ship sets during the nine months ended October 1, 2009 compared to 358 ship sets delivered for the same period in the prior year. Approximately 96% of Spirit’s net revenues for the nine months ended October 1, 2009 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 88% for the nine month period ended October 1, 2009, as compared to 83% for the same period in the prior year. The increase in cost of sales in the first nine months of 2009 was due to several unusual charges recorded in the second quarter, including a $93.0 million forward-loss charge for the Gulfstream G250 business jet program and the $10.9 million impact of the Cessna Citation Columbus termination. Also during the first nine months of 2009, Spirit updated its contract profitability estimates resulting in aggregate unfavorable cumulative catch-up adjustments of $37.7 million driven primarily by unfavorable performance within the Fuselage Systems and Propulsion Systems segments’ current contract blocks, as compared to $3.6 million of unfavorable cumulative catch-up adjustments recorded in the first nine months of 2008.
     Selling, General and Administrative. SG&A as a percentage of net revenues was 3% for the nine month period ended October 1, 2009, as compared to 4% for the same period in the prior year. SG&A expenses decreased $15.4 million, or 13%, primarily due to reduced spending and lower stock compensation expense. In the first nine months of 2009, we recognized $6.4 million in stock compensation expense, as compared to $11.3 million during the first nine months of 2008.
     Research and Development. R&D costs as a percentage of net revenues were approximately 1% for each of the nine month periods ended October 1, 2009 and September 25, 2008. R&D costs increased $8.5 million, or 26%, primarily due to an increase in R&D spending on new programs in the first nine months of 2009 compared to the first nine months of 2008.
     Operating Income. Operating income for the nine months ended October 1, 2009 was $218.4 million, a decrease of $159.1 million, or 42%, as compared to operating income of $377.5 million for the same period in the prior year. The decrease was driven by the recognition of several unusual charges recorded in the second quarter, including a $93.0 million forward-loss charge for the Gulfstream G250 business jet program, the $10.9 million impact of the Cessna Citation Columbus termination, and the realization of unfavorable cumulative catch-up adjustments totaling $37.7 million during the first nine months of 2009.

     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the nine months ended October 1, 2009 includes $24.5 million of interest expense associated with long-term debt and $4.6 million in amortization of deferred financing costs, as compared to $26.1 million of interest expense associated with long-term debt and $3.4 million in amortization of deferred financing costs for the same period in the prior year. The decrease in interest expense associated with long-term debt in the first nine months of 2009 was primarily driven by lower LIBOR rates on the floating portion of our Term B loan, partially offset by an increase in interest expense on the drawn portion of the revolver. The increase in deferred financing costs in the third quarter of 2009 was a result of increased amortized costs associated with the amendment and restatement of our senior credit facility.
     Interest Income. Interest income for the nine months ended October 1, 2009 consisted of $5.8 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition and $0.4 million in interest income, as compared to $13.0 million of accretion of the discounted long-term receivable and $2.1 million of interest income for the same period in the prior year. The combined decrease of $8.9 million, as compared to the nine months ended September 25, 2008, was primarily due to lower accretion income as a result of a lower outstanding balance on the discounted long-term receivable and lower interest rates on interest bearing accounts.
     Provision for Income Taxes. The income tax provision for the nine months ended October 1, 2009 includes $55.6 million for federal income taxes, $0.6 million for state taxes and $2.6 million for foreign taxes. The income tax provision for the nine months ended September 25, 2008 included $112.1 million for federal income taxes, $3.1 million for state taxes, and $3.2 million for foreign taxes. The 29.3% effective income tax rate for the nine months ended October 1, 2009 differs from the 32.5% effective income tax rate for the same period in the prior year primarily due to the reinstatement of the R&E Tax Credit on October 3, 2008.
     Segments. The following table shows comparable segment revenues and operating income before unallocated corporate expenses for the nine months ended October 1, 2009 compared to the nine months ended September 25, 2008:

	Nine Months Ended	Nine Months Ended
	October 1, 2009	September 25, 2008
	($ in millions)
Segment Net Revenues
Fuselage Systems	$1,497.6	$1,470.2
Propulsion Systems	772.1	863.1
Wing Systems	712.9	773.5
All Other	18.2	18.9

	$3,000.8	$3,125.7

Segment Operating Income (Loss)
Fuselage Systems	$229.4	$255.0
Propulsion Systems	97.2	140.9
Wing Systems	(12.7)	92.3
All Other	(1.0)	0.1

	312.9	488.3
Unallocated corporate SG&A	(92.9)	(109.7)
Unallocated research and development	(1.6)	(1.1)

Total operating income	$218.4	$377.5

     Decreases in segment net revenues and operating income before unallocated corporate expenses for the nine months ended October 1, 2009 compared to the nine months ended September 25, 2008 were driven by lower deliveries to Boeing, several unusual charges recorded in the second quarter, including a $93.0 million forward-loss charge for the Gulfstream G250 business jet program, unusually large unfavorable cumulative catch-up adjustments totaling $37.7 million, primarily driven by disruption related to the post-strike production ramp-up as a result of the Boeing IAM Strike in late 2008 and nut plate rework along with the simultaneous transition to a new ERP system, the $10.9 million impact of the Cessna Citation Columbus termination, and increased R&D spending on new programs, partially offset by increased ship set deliveries on certain programs, volume-based pricing adjustments for the first five months of 2009, increased development program revenues, and lower SG&A. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 26%, 24% and less than 1%, respectively, of our net revenues for the nine months ended October 1, 2009.
     Fuselage Systems. Fuselage Systems segment net revenues for the nine months ended October 1, 2009 were $1,497.6 million, an increase of $27.4 million, or 2%, from the same period in the prior year. The increase in net revenues is primarily attributable to increased deliveries on the B787 and an increase in non-recurring revenues, partially offset by fewer B737 deliveries.

Fuselage Systems posted segment operating margins of 15% for the nine months ended October 1, 2009, down from 17% for the same period in the prior year, as unfavorable cumulative catch-up adjustments of $19.6 million were realized during the first nine months of 2009, primarily driven by disruption related to the post-strike production ramp-up as a result of the Boeing IAM Strike in late 2008 and nut plate rework along with the simultaneous transition to a new ERP system. In addition, a $10.9 million charge for the termination of the Cessna Citation Columbus program was recorded during the first nine months of 2009.
     Propulsion Systems. Propulsion Systems segment net revenues for the nine months ended October 1, 2009 were $772.1 million, a decrease of $91.0 million, or 11%, from the same period in the prior year. The lower net revenues were primarily driven by a decrease in ship set deliveries to Boeing and lower aftermarket sales compared to the same period in 2008. Propulsion Systems posted segment operating margins of 13% for the nine month period ended October 1, 2009, down from 16% for the same period in the prior year, as unfavorable cumulative catch-up adjustments of $15.7 million were realized during the first nine months of 2009, primarily driven by disruption related to the post-strike production ramp-up as a result of the Boeing IAM Strike in late 2008 and the simultaneous transition to a new ERP system.
     Wing Systems. Wing Systems segment net revenues for the nine months ended October 1, 2009 were $712.9 million, a decrease of $60.6 million, or 8%, from the same period in the prior year. The lower net revenues were primarily driven by a decrease in ship set deliveries to Boeing, and strengthening of the dollar, which resulted in a $102.0 million decrease in the value of net revenues from Spirit Europe, as compared to the value of net revenues using exchange rates from the first nine months of 2008, partially offset by increased ship set deliveries to Airbus. Wing Systems posted segment operating margins of (2%) for the first nine months of 2009 compared to 12% in same period in the prior year. The 2009 negative margins reflect a $90.5 million forward-loss charge on the Gulfstream G250 business jet program recorded in the second quarter. In addition, unfavorable cumulative catch-up adjustments of $2.4 million were realized during the first nine months of 2009, compared to $1.0 million of unfavorable cumulative catch-up adjustments realized for the same period in 2008.
     All Other. All Other net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. The $0.7 million decrease in net revenues in the nine months ended October 1, 2009, compared to the nine months ended September 25, 2008, was primarily driven by a decrease in third party tooling sales. The decrease in margins was primarily due to a $2.5 million charge recorded in the second quarter related to tooling for the Gulfstream G250 business jet program.
Cash Flow
Nine Months Ended October 1, 2009 Compared to the Nine Months Ended September 25, 2008
     Operating Activities. For the nine months ended October 1, 2009, we had a net cash outflow of $211.3 million from operating activities, a decrease of $357.9 million, as compared to a net cash inflow of $146.6 million for the same period in the prior year. The decrease in cash provided from operations in the first nine months of 2009 was primarily due to lower operating results and fewer customer advances received of $7.1 million as compared to $300.4 million of customer advances received in the first nine months of 2008.
     Investing Activities. For the nine months ended October 1, 2009, we had a net cash outflow of $71.3 million from investing activities, a decrease of $17.5 million, or 20%, as compared to a net cash outflow of $88.8 million for the same period in the prior year. During the first nine months of 2009, we invested $158.0 million in property, plant and equipment, software and program tooling, which was $17.2 million less than during the same period in the prior year. These outflows were partially offset in the first nine months of 2009 by $86.5 million of capital reimbursements received from Boeing compared to $87.1 million for the same period in the prior year.
     Financing Activities. For the nine months ended October 1, 2009, we had a net cash inflow of $271.1 million from financing activities, an increase of $279.4 million, as compared to a net cash outflow of $8.3 million for the same period in the prior year. During the first nine months of 2009, we had net proceeds of $293.4 million from Spirit’s bond offering, partially offset by principal debt payments of $5.8 million compared to $11.9 million in principal debt payments in the same period in the prior year. We also incurred $17.2 million in debt issuance costs in the first nine months of 2009 as compared to $6.8 million incurred in 2008.
Liquidity and Capital Resources
     Liquidity, or access to cash, is an important factor in determining our financial stability. The primary sources of our liquidity include cash flow from operations, which may include advance payments as well as government grants, and borrowing capacity through our credit facilities and bond issuances.

Our liquidity requirements and working capital needs depend on a number of factors, including delivery rates and payment terms under our contracts, the level of research and development expenditures related to new programs, capital expenditures, growth and contractions in the business cycle, contributions to our union-sponsored benefit plans and interest and debt payments.
     We ended the third quarter of 2009 with Cash and cash equivalents of $206.7 million, a decrease of $9.8 million, compared to Cash and cash equivalents of $216.5 million at December 31, 2008. We maintain bank accounts with highly rated financial institutions and our cash investments have had no direct exposure to any sub-prime asset classes.
     Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. This is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current levels of operations and absent any disruptive events, management believes that internally generated funds, advance payments and receivables from customers, government grants and borrowings available under our revolving credit facility should provide sufficient resources to finance our operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least 2010. If we cannot generate sufficient cash flow, we may need to refinance all or a portion of our indebtedness on or before maturity. Also, to the extent we may have lower than anticipated sales or increases in expenses, we may need to raise additional capital. In particular, increased working capital needs occur whenever we consummate acquisitions, invest in new product development or experience increased demand for our products. We cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all.
     Our revolving credit facility is a significant source of liquidity for our business. In June 2009, Spirit entered into the second amendment to its senior secured credit facility, whereby the revolving credit facility was increased from $650.0 million to $729.0 million. The maturity date with respect to $408.8 million of the revolver was extended to June 30, 2012. The maturity date for the remaining $320.2 of the revolver will continue to be June 30, 2010. Commitment fees associated with the portion of the revolver that was extended to June 30, 2012 increased from a rate of 50 basis points on the undrawn amount to 75 basis points. Commitment fees associated with the undrawn portion of the revolver that terminates on June 30, 2010 continue to be 50 basis points. The applicable margin payable on revolving loans in respect of which the underlying revolving credit commitment has been extended to June 30, 2012 (“Extending Revolving Loans”) has been increased. The applicable margin continues to be determined in accordance with a performance grid based on total leverage ratio and, for Extending Revolving Loans, ranges from 4.00% to 3.00% per annum in the case of LIBOR advances and from 3.00% to 2.00% per annum in the case of alternate base rate advances. The applicable margin payable in respect of loans that are not Extending Revolving Loans continues to range from 2.75% to 2.25% per annum in the case of LIBOR advances and from 1.75% to 1.25% per annum in the case of alternate base rate advances. As of October 1, 2009, Spirit had no outstanding borrowings under the revolving credit facility. The entire asset classes of Spirit, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility.
     The amended credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. The amended credit agreement contains a revised Covenant Leverage Ratio and a new Interest Coverage Ratio. The Covenant Leverage Ratio (as defined in the credit agreement) financial covenant was modified to provide that the maximum Covenant Leverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not exceed 2.5:1 through maturity. The new Interest Coverage Ratio (as defined in the credit agreement) financial covenant was added to provide that the Interest Coverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not be less than 4:1. The Financial Covenant ratios are calculated each quarter in accordance with the credit agreement. Failure to meet these financial covenants would be an event of default under the senior secured credit facility. As of October 1, 2009, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement.
     On September 30, 2009, Spirit issued $300.0 million of its 7 1/2% Senior Notes due October 1, 2017 (the “Notes”), with interest payable on April 1 and October 1 of each year, beginning April 1, 2010. Prior to October 1, 2012, Spirit may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 107.5% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the redemption date. At any time prior to October 1 of the years indicated below, Spirit may redeem the Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Notes redeemed, plus a make-whole premium, plus any accrued and unpaid interest and additional interest, if any, to the redemption date. Spirit may redeem the Notes at its option, in whole or in part, at any time on or after October 1, 2013, upon not less than 30 nor more than 60 days’ notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date.

Year	Price

2013	103.750%
2014	101.875%
2015 and thereafter	100.000%
     If a change of control of Spirit occurs, each holder of the Notes shall have the right to require that Spirit repurchase all or a portion of such holder’s Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
     The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The present value of the Notes was $293.4 million as of October 1, 2009, measured by the bond offering price of 97.804%.
     The Notes are Spirit’s senior unsecured obligations and rank equal in right of payment with all of Spirit’s and the guarantors’ other existing and future senior indebtedness. The Notes are senior in right of payment to all of Spirit’s and the guarantors’ existing and future indebtedness that is by its terms expressly subordinated to the Notes and the guarantees. The Notes are effectively subordinated in right of payment to all of Spirit’s and the guarantors’ secured indebtedness to the extent of the value of the assets securing such indebtedness, including obligations under Spirit’s senior secured credit facility, which is secured by substantially all of the assets of Spirit and the guarantors.
     The Indenture contains covenants that limit Spirit’s, the Company’s and certain of Spirit’s subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) incur additional debt; (ii) pay dividends, redeem stock or make other distributions, (iii) repurchase equity securities, prepay subordinated debt or make certain investments, (iv) make other restricted payments and investments, (v) issue certain disqualified stock and preferred stock, (vi) create liens without granting equal and ratable liens to the holders of the Notes, (vii) enter into sale and leaseback transactions, (viii) merge, consolidate or transfer or dispose of substantially all of their assets, (ix) enter into certain types of transactions with affiliates and (x) sell assets. These covenants are subject to a number of qualifications and limitations. In addition, the Indenture limits Spirit’s, the Company’s and the guarantor subsidiaries’ ability to engage in businesses other than businesses in which such companies are engaged on the date of issuance of the Notes and related businesses.
     In addition, the Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among other things: failure to make payments on the Notes when due, failure to comply with covenants under the Indenture, failure to pay certain other indebtedness or acceleration of maturity of certain other indebtedness, failure to satisfy or discharge certain final judgments and occurrence of certain bankruptcy events. If an event of default occurs, the trustee or holders of at least 25% of the aggregate principal amount of the then outstanding Notes may, among other things, declare the entire outstanding balance of principal of and interest on all outstanding Notes to be immediately due and payable. If an event of default involving certain bankruptcy events occurs, payment of principal of and interest on the Notes will be accelerated without the necessity of notice or any other action on the part of any person.
     Spirit repaid $200.0 million of borrowings under its existing senior secured revolving credit facility using a portion of the proceeds of the offering of the Notes, which increased the availability under the revolving credit facility to $729.0 million, reduced by $16.9 million of outstanding letters of credit.
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
     Our corporate credit ratings at Standard & Poor’s Rating Services and Moody’s Investor Service as of October 1, 2009 were unchanged at BB and Ba3, respectively.

     Our U.S. pension plan remained fully funded at October 1, 2009. As a result of the plan’s asset performance during 2008 and the increased pension obligation resulting from a lower discount rate at the December 31 measurement date, we now expect reduced non-cash pension income in future periods. Our plan investments are broadly diversified, and despite the recent downturn, we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan.
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
     On March 26, 2008, Boeing and Spirit amended their existing B787 Supply Agreement to, among other things, provide for revised payment terms for ship set deliveries from Spirit to Boeing. The Amended B787 Supply Agreement required Boeing to make additional advance payments to Spirit in 2008 in the amount of $396.0 million for production articles, in addition to the $700.0 million received through 2007. The additional advances will be applied against the full purchase price of the ship sets delivered (net of the $1.4 million per ship set applied against the initial $700.0 million of advances described above) until fully repaid, which is expected to occur before the delivery of the 50th ship set. In the event that Boeing does not take delivery of the number of ship sets for which the additional advance payments have been made, any additional advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance repaid beginning the year in which we deliver our final B787 production ship set to Boeing, with the full amount to be repaid no later than the end of the subsequent year.
     On June 23, 2009, Boeing and Spirit further amended their existing B787 Supply Agreement to, among other things, require Boeing to make additional advances to Spirit. These additional advances will be paid to Spirit quarterly in amounts determined pursuant to pricing provisions set forth in the agreement, and will be recovered over future units. In the event that Boeing does not take delivery of a sufficient number of ship sets to recover these additional advances by the end of 2021, Spirit would be required to repay any outstanding balance in six equal annual installments. The first advance payment was made to Spirit in August 2009.
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
     Important factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to:
•	our ability to continue to grow our business and execute our growth strategy; including the timing and execution of new programs;

•	our ability to perform our obligations and manage cost related to our new commercial and business aircraft development programs;

•	reduction in the build rates of certain Boeing aircraft including, but not limited to, the B737 program, the B747 program, the B767 program and the B777 program, and build rates of the Airbus A320 and A380 programs, which could be affected by the impact of a deep recession on business and consumer confidence and the impact of continuing turmoil in the global financial and credit markets;

•	declining business jet manufacturing rates and customer cancellations or deferrals as a result of the weakened global economy;

•	the success and timely execution of key milestones such as first flight and delivery of Boeing’s new B787 and Airbus’ new A350 aircraft programs, including receipt of necessary regulatory approvals and customer adherence to their announced schedules;

•	our ability to enter into supply arrangements with additional customers and the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing, Airbus, and other customers and the risk of nonpayment by such customers;

•	any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals or reduced orders by their customers or labor disputes;

•	any adverse impact on the demand for air travel or our operations from the outbreak of diseases such as the influenza outbreak caused by the H1N1 virus, avian influenza, severe acute respiratory syndrome or other epidemic or pandemic outbreaks;

•	returns on pension plan assets and impact of future discount rate changes on pension obligations;

•	our ability to borrow additional funds, or refinance debt;

•	competition from original equipment manufacturers and other aerostructures suppliers;

•	the effect of governmental laws, such as U.S. export control laws, the Foreign Corrupt Practices Act, environmental laws and agency regulations, both in the U.S. and abroad;

•	the cost and availability of raw materials and purchased components;

•	our ability to successfully extend or renegotiate our primary collective bargaining contracts with our labor unions;

•	our ability to recruit and retain highly skilled employees and our relationships with the unions representing many of our employees;

•	spending by the U.S. and other governments on defense;

•	the possibility that our cash flows and borrowing facilities may not be adequate for our additional capital needs or for payment of interest on and principal of our indebtedness;

•	our exposure under our revolving credit facility to higher interest payments should interest rates increase substantially;

•	the outcome or impact of ongoing or future litigation and regulatory actions; and

•	our exposure to potential product liability claims.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our President and Chief Executive Officer and Vice President and Interim Chief Financial Officer have evaluated our disclosure controls as of October 1, 2009, and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Vice President and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     During the third quarter of 2009, we implemented portions of our new ERP system, which required us to make substantial modifications to our information technology systems and business processes. This conversion affected certain general ledger functions, and resulted in the use of new system reports and additional monitoring controls during the final transition from Boeing legacy systems, which is expected to occur in the fourth quarter of 2009. Other than this item, there were no other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the last fiscal quarter.

PART II- OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding any recent material developments relating to our legal proceedings since the filing of our most recent Annual Report on Form 10-K is included in Note 19 to our unaudited condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
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
Interruptions in deliveries of components or raw materials or increased prices for components or raw materials used in our products could delay production and/or materially adversely affect our financial performance, profitability, margins and revenues.
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
     Our continued supply of materials is subject to a number of risks including:
•	the destruction of our suppliers’ facilities or their distribution infrastructure;

•	a work stoppage or strike by our suppliers’ employees;

•	the failure of our suppliers to provide materials of the requisite quality or in compliance with specifications;

•	the failure of essential equipment at our suppliers’ plants;

•	the failure of our suppliers to satisfy U.S. and international import and export control laws for goods that we purchase from such suppliers;

•	the failure of suppliers to meet regulatory standards;

•	the failure, shortage or delays in the delivery of raw materials to our suppliers;

•	contractual amendments and disputes with our suppliers; and

•	inability of suppliers to perform as a result of the weakened global economy or otherwise.

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
We may be required to repay Boeing up to $1.1 billion of advance payments made to us by Boeing under the B787 Supply Agreement, as amended, in the event that Boeing does not take delivery of a sufficient number of ship sets prior to the termination of the aircraft program.
     We are required to repay Boeing the $700.0 million, without interest, of advance payments made to us by Boeing through 2007 under the original B787 Supply Agreement, in the amount of a $1.4 million offset against the purchase price of each of the first five hundred B787 ship sets delivered to Boeing. In the event that Boeing does not take delivery of five hundred B787 ship sets by the end of the aircraft program, any advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance to be repaid at the rate of $84.0 million per year beginning in the year in which we deliver our final B787 production ship set to Boeing, prorated for the remaining portion of the year in which we make our final delivery.
     On March 26, 2008, Boeing and Spirit amended their existing B787 Supply Agreement to, among other things, require Boeing to make additional advance payments to Spirit in 2008 in the amount of $396.0 million for production articles. The additional advances will be applied against the full purchase price of the ship sets delivered (net of the $1.4 million per ship set applied against the initial $700.0 million of advances described above) until fully repaid, which is expected to occur before the delivery of the 50th ship set. In the event that Boeing does not take delivery of a sufficient number of ship sets to repay the additional advances by the end of the aircraft program, any additional advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance repaid beginning in the year in which we deliver our final B787 production ship set to Boeing, with the full amount to be repaid no later than the end of the subsequent year.
     On June 23, 2009, Boeing and Spirit further amended their existing B787 Supply Agreement to, among other things, require Boeing to make additional advances to Spirit. These additional advances will be paid to Spirit quarterly in amounts determined pursuant to pricing provisions set forth in the agreement, and will be recovered over future units. In the event that Boeing does not take delivery of a sufficient number of ship sets to recover these additional advances by the end of 2021, Spirit would be required to repay any outstanding balance in six equal annual installments. The first advance payment was made to Spirit in August 2009.
     Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet.
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
     In addition, many aircraft manufacturers, airlines and aerospace suppliers have unionized work forces. On September 6, 2008, Boeing employees represented by the International Association of Machinists and Aerospace Workers (the “IAM”) went on strike following the expiration of their collective bargaining agreement with Boeing. The IAM Strike, which lasted 58 days, temporarily halted commercial aircraft production by Boeing and had a significant short-term adverse effect on our operations. The IAM ratified a new four-year agreement with Boeing on November 2, 2008.
     Additional strikes, work stoppages or slowdowns experienced by aircraft manufacturers, airlines or aerospace suppliers could reduce our customers’ demand for additional aircraft structures or prevent us from completing production of our aircraft structures.
     Our collective bargaining agreements with three of the five unions that represent our U.S. employees, including the IAM, which represents approximately 46% of our U.S. workforce, expire in 2010. We can not give any assurance that we will be able to negotiate new collective bargaining agreements with our unions, on commercially reasonable terms or at all. If we are unable to successfully negotiate new collective bargaining agreements, or if we enter into new collective bargaining agreements on terms which are less favorable to us than our existing agreements, our operating expenses could increase which could have a material adverse effect on our business, financial condition and results of operations.
We are subject to environmental, health and safety regulations and our ongoing operations may expose us to related liabilities.
     Our operations are subject to extensive regulation under environmental, health and safety laws and regulations in the United States and the United Kingdom. We may be subject to potentially significant fines or penalties, including criminal sanctions, if we fail to comply with these requirements. We have made, and will continue to make, significant capital and other expenditures to comply with these laws and regulations. We cannot predict with certainty what environmental legislation will be enacted in the future or how existing laws will be administered or interpreted. Our operations involve the use of large amounts of hazardous substances and regulated materials and generate many types of wastes, including emissions of hexavalent chromium and volatile organic compounds, or so-called greenhouse gases such as carbon dioxide. Spills and releases of these materials may subject us to clean-up liability for remediation and claims of alleged personal injury, property damage and damage to natural resources, and we may become obligated to reduce our emissions of hexavalent chromium and volatile organic compounds. We cannot give any assurance that the aggregate amount of future remediation costs and other environmental liabilities will not be material.
     Boeing, our predecessor at the Wichita facility, is under an administrative consent order issued by the Kansas Department of Health and Environment to contain and remediate contaminated groundwater which underlies a majority of the site. Pursuant to this order and its agreements with us, Boeing has a long-term remediation plan in place, and treatment, containment and remediation efforts are underway. If Boeing does not comply with its obligations under the order and these agreements, we may be required to undertake such efforts and make material expenditures.
     In connection with our acquisition (“BAE Acquisition”) of the aerostructures division (“BAE Aerostructures”) of BAE Systems (Operations) Limited (“BAE Systems”), we acquired a manufacturing facility in Prestwick, Scotland that is adjacent to contaminated property retained by BAE Systems. The contaminated property may be subject to a regulatory action requiring remediation of the land. It is also possible that the contamination may spread into the property we acquired.

BAE Systems has agreed to indemnify us, subject to certain contractual limitations and conditions, for certain clean up costs and other losses, liabilities, expenses and claims related to existing pollution on the acquired property, existing pollution that migrates from the acquired property to a third party’s property and any pollution that migrates to our property from property retained by BAE Systems. If BAE Systems does not comply with its obligations under the agreement, we may be required to undertake such efforts and make material expenditures.
     In the future, contamination may be discovered at or emanating from our facilities or at off-site locations where we send waste. The remediation of such newly discovered contamination, related claims for personal injury or damages, or the enactment of new laws or a stricter interpretation of existing laws, may require us to make additional expenditures, some of which could be material.
Because we depend on Boeing and, to a lesser extent, Airbus, as our largest customers, our sales, cash flows from operations and results of operations will be negatively affected if either Boeing or Airbus reduces the number of products it purchases from us or if either experiences business difficulties.
     Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the twelve months ended December 31, 2008, approximately 85% and 11% of our revenues were generated from sales to Boeing and Airbus, respectively. Although our strategy, in part, is to diversify our customer base by entering into supply arrangements with additional customers, we cannot give any assurance that we will be successful in doing so. Even if we are successful in obtaining and retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future. Although we are a party to various supply contracts with Boeing and Airbus which obligate Boeing and Airbus to purchase all of their requirements for certain products from us, those agreements generally do not require specific minimum purchase volumes. In addition, if we breach certain obligations under these supply agreements and Boeing or Airbus exercises its right to terminate such agreements, our business will be materially adversely affected. In addition, we have agreed to a limitation on recoverable damages in the event Boeing wrongfully terminates our main supply agreement with it with respect to any model of airplane program, so if this occurs, we may not be able to recover the full amount of our actual damages. Furthermore, if Boeing or Airbus (1) experiences a decrease in requirements for the products which we supply to it; (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply-chain problem or a decrease in orders from its customers; or (3) files for bankruptcy protection; our business, financial condition and results of operations could be materially adversely affected.
Our business depends, in part, on the success of a new model aircraft, the B787.
     The success of our business will depend, in part, on the success of Boeing’s new B787 program. We have entered into supply agreements with Boeing pursuant to which we are a Tier 1 supplier to the B787 program. We have made and will continue to make a significant investment in this program before the first commercial delivery of a B787 jetliner. On August 27, 2009, Boeing announced an additional delay of the first flight of the B787 to the end of 2009, pushing the first B787 customer delivery out to the fourth quarter of 2010. Amounts capitalized into inventory represent our primary working capital exposure to the B787 delays. Given the low margins we currently project in our first contract accounting block, in the event Boeing is unable to meet currently anticipated production levels or if we are not able to achieve the cost reductions we expect, successfully implement customer driven engineering changes, or successfully complete contract negotiations, including assertions, we could eventually need to recognize a forward loss in our current contract accounting block. Any additional delays in the B787 program, including delays in negotiations of certain contractual matters with Boeing, could further impact our cash flows from operations and could materially adversely affect our business, financial condition and results of operations.
Because of our limited operating history, our historical financial statements do not reflect the impact of a market downturn on our financial condition and results of operations.
     Our historical financial statements are not indicative of how we would operate through a market downturn. Since the Boeing Acquisition and until the latter part of 2008, we had operated in a market experiencing an upturn; however since the latter part of 2008, we have been operating during a period of a deep economic recession. In 2005, Boeing and Airbus experienced record aggregate annual airplane orders, followed in 2006 with aggregate annual order totals that, at the time, were the second highest ever. Aggregate annual orders, net of cancellations, remained strong in 2007 at 2,754. However, aggregate annual orders, net of cancellations, for 2008 decreased to 1,439 and orders, net of cancellations, for the first half of 2009 were 69. Our financial results from this limited history provide little indication of our ability to operate in a market experiencing significantly lower demand for our products and the products of our customers. As such, we cannot give any assurance that we will be able to successfully operate in such a market at historical profitability levels.

We are subject to the requirements of the National Industrial Security Program Operating Manual (“NISPOM”) for our facility security clearance (“FCL”), which is a prerequisite for our ability to perform on classified contracts for the U.S. Government.
     A Department of Defense (“DoD”) FCL is required for a company to be awarded and perform on classified contracts for the DoD and certain other agencies of the U.S. Government. From time to time we have performed and may perform on classified contracts. For the year ended December 31, 2008 we generated less than 1% of our revenues from such classified contracts. We have obtained an FCL at the “Secret” level. Due to the fact that more than 50% of our voting power is effectively controlled by a non-U.S. entity (Onex), we are required to operate in accordance with the terms and requirements of our Special Security Agreement (“SSA”) with the DoD. If we were to violate the terms and requirements of our SSA, the NISPOM, or any other applicable U.S. Government industrial security regulations, we could lose our FCL. We cannot give any assurance that we will be able to maintain our FCL. If for some reason our FCL is invalidated or terminated, we may not be able to continue to perform our classified contracts in effect at that time, and we would not be able to enter into new classified contracts, which could adversely affect our revenues.
We are implementing a new Enterprise Resource Planning (“ERP”) software system, which could increase our information technology expenditures and cause unexpected production delays.
     We have recently implemented an ERP software system at our Wichita, Kansas facility and have begun implementation of such software system in the Tulsa, Oklahoma and the Kinston, North Carolina facilities. Our total expenditures for this system could exceed the planned budget. In addition, unexpected problems with the implementation could result in production or other delays.

Item 6. Exhibits

Exhibit Number	Description of Exhibit
4.1	Indenture dated as of September 30, 2009, governing the 7 1/2% Senior Notes due 2017, by and among Spirit, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A. (1)

4.2	Form of 7 1/2% Senior Note due 2017 (included as Exhibit A to Exhibit 4.1).

4.3	Registration Rights Agreement, dated as of September 30, 2009, among Spirit, the guarantors identified therein, Banc of America Securities LLC and the other initial purchasers of the Notes named therein. (2)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

(1)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-33160), filed with the SEC on October 1, 2009, Exhibit 4.1.

(2)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-33160), filed with the SEC on October 1, 2009, Exhibit 4.3.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Philip D. Anderson	Vice President and Interim Chief Financial Officer	November 6, 2009
Philip D. Anderson	(Principal Financial Officer)

/s/ Daniel R. Davis	Vice President and Corporate Controller	November 6, 2009
Daniel R. Davis	(Principal Accounting Officer)