Form 10-K
period 2009-12-31
Spirit AeroSystems Holdings, Inc.
filed 2010-02-26
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the class A common stock on July 2, 2009, as reported on the New York Stock Exchange was approximately $1,398,409,307.

As of February 17, 2010, the registrant had outstanding 105,133,469 shares of class A common stock, $0.01 par value per share and 35,600,832 shares of class B common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Report are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements.” Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Important factors that could cause actual results to differ materially from those reflected in such forward looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

•	our ability to continue to grow our business and execute our growth strategy, including the timing and execution of new programs;

•	our ability to perform our obligations and manage costs related to our new commercial and business aircraft development programs and the related recurring production;

•	reduction in the build rates of certain Boeing aircraft including, but not limited to, the B737 program, the B747 program, the B767 program and the B777 program, and build rates of the Airbus A320 and A380 programs, which could be negatively impacted by continuing weakness in the global economy and economic challenges facing commercial airlines, and by a lack of business and consumer confidence and the impact of continuing instability in the global financial and credit markets;

•	declining business jet manufacturing rates and customer cancellations or deferrals as a result of the weakened global economy;

•	the success and timely execution of key milestones such as first flight, certification, and delivery of Boeing’s new B787 and Airbus’ new A350 XWB (Xtra Wide-Body) aircraft programs, including receipt of necessary regulatory approvals and customer adherence to their announced schedules;

•	our ability to enter into supply arrangements with additional customers and the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing and Airbus, our two major customers, and other customers and the risk of nonpayment by such customers;

•	any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals or reduced orders by their customers or from labor disputes or acts of terrorism;

•	any adverse impact on the demand for air travel or our operations from the outbreak of diseases such as the influenza outbreak caused by the H1N1 virus, avian influenza, severe acute respiratory syndrome or other epidemic or pandemic outbreaks;

•	returns on pension plan assets and impact of future discount rate changes on pension obligations;

•	our ability to borrow additional funds or refinance debt;

•	competition from original equipment manufacturers and other aerostructures suppliers;

•	the effect of governmental laws, such as U.S. export control laws, the Foreign Corrupt Practices Act, environmental laws and agency regulations, both in the U.S. and abroad;

•	the cost and availability of raw materials and purchased components;

•	our ability to successfully extend or renegotiate our primary collective bargaining contracts with our labor unions;

•	our ability to recruit and retain highly skilled employees and our relationships with the unions representing many of our employees;

•	spending by the U.S. and other governments on defense;

•	the possibility that our cash flows and borrowing facilities may not be adequate for our additional capital needs or for payment of interest on and principal of our indebtedness;

•	our exposure under our revolving credit facility to higher interest payments should interest rates increase substantially;

•	the outcome or impact of ongoing or future litigation and regulatory actions; and

•	our exposure to potential product liability and warranty claims.

These factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for a more complete discussion of these and other factors that may affect our business.

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

We are the largest independent non-OEM (original equipment manufacturer) aircraft parts designer and manufacturer of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components such as fuselages, propulsion systems and wing systems for commercial and military aircraft. Spirit Holdings was formed in February 2005 as a holding company for Spirit. Spirit’s operations commenced on June 17, 2005 following the acquisition of the commercial aerostructures manufacturing operations of Boeing, herein referred to as “Boeing Wichita”. The acquisition of Boeing Wichita is herein referred to as the “Boeing Acquisition.”

Although Spirit began operations as a stand-alone company in 2005, its predecessor, Boeing Wichita, had 75 years of operating history and expertise in the commercial and military aerostructures industry. For the twelve months ended December 31, 2009, we generated revenues of $4,078.5 million and had net income of $191.7 million.

The Boeing Acquisition was completed by an investor group led by Onex Partners LP and Onex Corporation (“Onex”). Spirit Holdings, Spirit’s parent company, has had publicly traded shares on the New York Stock Exchange under the ticker “SPR” since November 2006. Onex continues to hold approximately 91% of the class B shares, which represents approximately 70% of total Spirit Holdings stockholder voting power.

On April 1, 2006, we became a supplier to Airbus through our acquisition of the aerostructures division of BAE Systems (Operations) Limited, herein referred to as “BAE Systems.” The acquired division of BAE Systems is herein referred to as “BAE Aerostructures,” and the acquisition of BAE Aerostructures is herein referred to as the “BAE Acquisition.”

We manufacture aerostructures for every Boeing commercial aircraft currently in production, including the majority of the airframe content for the Boeing B737, the most popular major commercial aircraft in history. As a result of our unique capabilities both in process design and composite materials, we were awarded a contract that makes us the largest aerostructures content supplier on the Boeing B787, Boeing’s next generation twin aisle aircraft. Furthermore, we are one of the largest content suppliers of wing systems for the Airbus A320 family, and we are a significant supplier for Airbus’ A380 and will be a significant supplier for the new Airbus A350 XWB after the development stage of the program. Sales related to the large commercial aircraft market, some of which may be used in military applications, represented approximately 96% of our net revenues for the twelve-month period ended December 31, 2009.

We derive our revenues primarily through long-term supply agreements with Boeing and Airbus. For the twelve months ended December 31, 2009, approximately 85% and 11% of our net revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier of 96% of the products we sell to Boeing and Airbus, as measured by dollar value of the products sold. We are a critical partner to our customers due to the broad range of products we currently supply to them and our leading design and manufacturing capabilities using both metallic and composite materials. Under our supply agreements with Boeing and Airbus, we supply products for the life of the aircraft program (other than the A350 XWB and A380), including commercial derivative models. For the A350 XWB and A380, we have long-term supply agreements with Airbus that cover a fixed number of product units at established prices.

Our History

In December 2004 and February 2005, an investor group led by Onex formed Spirit and Spirit Holdings, respectively, for the purpose of acquiring Boeing Wichita. The Boeing Acquisition was completed on June 16, 2005. Prior to the acquisition, Boeing Wichita functioned as an internal supplier of parts and assemblies for Boeing’s airplane programs and had very few sales to third parties.

In connection with the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing’s exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the Boeing Acquisition. The supply agreement is a requirements contract covering certain products such as fuselages, struts/pylons and wing components for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models. Pricing for existing products on in-production models is contractually set through May 2013, with average prices decreasing at higher volume levels and increasing at lower volume levels. We also entered into a long-term supply agreement for Boeing’s new B787 aircraft covering the life of this aircraft program, including commercial derivatives. Under this contract we are Boeing’s exclusive supplier for the forward fuselage, fixed and moveable leading wing edges and engine pylons for the B787. Pricing for the initial configuration of the B787-8 model is generally set through 2021, with prices decreasing as cumulative production volume levels are achieved. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes, including design changes from the contract configuration baseline. We have negotiated with Boeing an amendment to the B787 Supply Agreement on work statement and pricing for changes relating to future commercial derivatives, such as the B787-3 and the B787-9.

On April 1, 2006, through our wholly owned subsidiary, Spirit Europe, we acquired BAE Aerostructures. Spirit Europe manufactures leading and trailing wing edges and other wing components for commercial aircraft programs for Airbus and Boeing and produces various aerostructure components for certain Hawker Beechcraft business jets. The BAE Acquisition provides us with a foundation to increase future sales to Airbus, as Spirit Europe is a key supplier of wing and flight control surfaces for the A320 platform, Airbus’ core single-aisle program, and of wing components for the A380 platform, one of Airbus’ most important new programs and the world’s largest commercial passenger aircraft. In July 2008, Spirit Europe was awarded a contract with Airbus to design and assemble a major wing structure for the A350 XWB (Xtra Wide-Body) program. Under our supply agreements with Airbus, we supply most of our products for the life of the aircraft program (other than the A350 XWB and A380), including commercial derivative models, with pricing determined through 2015. For the A380 and A350 XWB, we have long-term supply contracts with Airbus that cover a fixed number of units.

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

Our Relationship with Boeing

Supply Agreement with Boeing for B737, B747, B767 and B777 Platforms

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

Non-recurring Work Transfer.  Following an event of default as described below or Boeing’s termination of an airplane program, the Supply Agreement’s expiration, or the parties’ mutual agreement to terminate the existing Supply Agreement, Spirit must transfer to Boeing all tooling and other non-recurring work relating to the affected program. If the entire Supply Agreement expires or is cancelled, then all tooling and other non-recurring work covered by the Supply Agreement must be transferred to Boeing.

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

Events of Default and Remedies.  It is an “event of default” under the Supply Agreement if Spirit:

(1)	fails to deliver products as required by the Supply Agreement;

(2)	fails to provide certain “assurances of performance” required by the Supply Agreement;

(3)	breaches the provisions of the Supply Agreement relating to intellectual property and proprietary information;

(4)	participates in the sale, purchase or manufacture of airplane parts without the required approval of the Federal Aviation Administration, or FAA, or appropriate foreign regulatory agency;

(5)	fails under certain requirements to maintain a system of quality assurance;

(6)	fails to comply with other obligations under the Supply Agreement (which breach continues for more than 10 days after notice is received from Boeing);

(7)	is unable to pay its debts as they become due, dissolves or declares bankruptcy; or

(8)	breaches the assignment provisions of the Supply Agreement (which breach continues for more than 10 days after notice is received from Boeing).

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

B787 Supply Agreement with Boeing

Overview.  Spirit and Boeing also entered into a long-term supply agreement for Boeing’s new B787 program, or the B787 Supply Agreement, which covers the life of the program and commercial derivatives. The B787 Supply Agreement is a requirements contract pursuant to which Spirit is Boeing’s exclusive supplier for the forward fuselage, fixed and moveable leading wing edges, engine pylons and related tooling for the B787. While the B787 Supply Agreement does not provide for a minimum or maximum production rate, the agreement acknowledges that Spirit will equip itself for a maximum rate of seven aircraft per month and will negotiate with Boeing regarding an equitable price adjustment if additional expenditures are required to increase the production rate above that level. Spirit is evaluating facility requirements to increase that capability to ten airplanes per month. Additional capital expenditures would be needed for tooling and equipment to support a production rate above seven airplanes per month. Under the B787 Supply Agreement, Spirit also provides certain support, development and redesign engineering services to Boeing at an agreed hourly rate.

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

Advance Payments.  We are required to repay to Boeing the $700.0 million, without interest, of advance payments made to us by Boeing through 2007 under the original B787 Supply Agreement, in the amount of a

$1.4 million offset against the purchase price of each of the first five hundred B787 ship sets delivered to Boeing. In the event that Boeing does not take delivery of five hundred B787 ship sets prior to the termination of the aircraft program, any advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance to be repaid at the rate of $84.0 million per year beginning in the year in which we deliver our final B787 production ship set to Boeing, prorated for the remaining portion of the year in which we make our final delivery.

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

On June 23, 2009, Boeing and Spirit further amended their existing B787 Supply Agreement to, among other things, require Boeing to make additional advances to Spirit for certain nonrecurring derivatives and mission improvement (D/MI) work. These additional advances will be paid to Spirit quarterly for nonrecurring work, in amounts determined pursuant to pricing provisions set forth in the agreement, and will be recovered over future units. In the event that Boeing does not take delivery of a sufficient number of ship sets to recover these additional advances by the end of 2021, Spirit would be required to repay any outstanding balance in six equal annual installments. The first D/MI advance payment was made to Spirit in August 2009, with subsequent payments each quarter thereafter.

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

Events of Default and Remedies.  It is an “event of default” under the B787 Supply Agreement if Spirit:

(1)	fails to deliver products as required by the B787 Supply Agreement;

(2)	breaches the provisions of the B787 Supply Agreement relating to intellectual property and proprietary information;

(3)	participates in the sale, purchase or manufacture of airplane parts without the required approval of the FAA or appropriate foreign regulatory agency;

(4)	fails under certain requirements to maintain a system of quality assurance;

(5)	fails to comply with other obligations under the B787 Supply Agreement (which breach continues for more than 15 days after notice is received from Boeing);

(6)	is unable to pay its debts as they become due, dissolves or declares bankruptcy;

(7)	fails to comply with U.S. export control laws; or

(8)	breaches the assignment provisions of the B787 Supply Agreement.

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

Our Products

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wing systems and components, flight control surfaces and other miscellaneous structural parts. The Fuselage Systems and Propulsion Systems segments manufacture products at our facilities in Wichita, Kansas, while the Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma and Prestwick, Scotland. We opened a new manufacturing facility in Subang, Malaysia in the first quarter of 2009 for the production of composite panels for wing components, and we expect to open another manufacturing facility in Kinston, North Carolina in 2010 that will initially produce components for the Airbus A350 XWB aircraft. Additionally, in the fall of 2009, we began construction on a new facility in Saint-Nazaire, France which will receive and assemble center fuselage frame sections designed and manufactured in our Kinston, North Carolina facility, and transport the assembled sections to Airbus. Fuselage Systems, Propulsion Systems and Wing Systems represented approximately 49%, 25% and 25%, of our net revenues for the twelve months ended December 31, 2009. All other activities fall within the All Other segment, representing 1% of our annual revenues, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita.

Commercial Aircraft Structures

We principally design, engineer and manufacture commercial aircraft structures such as fuselages, nacelles (including thrust reversers), struts/pylons, wings and wing assemblies and flight control surfaces. We are the largest independent supplier of aerostructures to Boeing and one of the largest independent suppliers of aerostructures to Airbus. Sales related to the commercial aircraft structures market, some of which may be used in military applications, represented approximately 96% of our net revenues for the year ended December 31, 2009.

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

Product	Description	Aircraft Platform

Fuselage Systems
Forward Fuselage	Forward section of fuselage which houses flight deck, passenger cabin and cargo area	B737, B747, B767, B777, B787
Other Fuselage Sections	Mid-section and other sections of the fuselage and certain other structural components, including floor beams	B737, B747, B777, A350 XWB
Propulsion Systems
Nacelles (including Thrust Reversers)	Aerodynamic structure surrounding engines	B737, B747, B767, B777, Rolls Royce BR725 Engine (for Gulfstream G650)
Struts/Pylons	Structure that connects engine to the wing	B737, B747, B767, B777, B787, Mitsubishi Regional Jet, Bombardier CSeries
Wing Systems
Flight Control Surfaces	Flaps and slats	B737, B777, A320 family
Empennages	Empennage horizontal stabilizer and vertical fin and spar assemblies	B737, Hawker Beechcraft 800 series
Wing Structures	Wing framework which consists mainly of spars, ribs, fixed leading edge, stringers, trailing edges and flap track beams	B737, B747, B767, B777, B787, A320 family, A330, A340, A350 XWB, A380, Gulfstream G650, Gulfstream G250

Military Equipment

In addition to providing aerostructures for commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We have been awarded a significant amount of work for the 737 P-8A and 737 C40. The 737 P-8A and 737 C40 are commercial aircraft modified for military use. Other military programs for which we provide products are AWACS (E-6), E-3, KC-135, V-22, and the development of the CH-53K.

The following table summarizes the major military programs that we currently have under long-term contract by product and military platform. Rotorcraft is part of the Fuselage Systems segment and low observables, radome and other military are part of the Wing Systems segment.

Product	Description	Military Platform

Low Observables	Radar absorbent and translucent materials	Various
Rotorcraft	Forward cockpit and cabin	Sikorsky- CH-53K Development Program
Radome	Radome new builds & refurbishment	Airborne Warning and Control System (AWACS)
Other Military	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	KC-135, V-22, E-3, and Various

Aftermarket

We continue to broaden our base for aftermarket support of the products we design and build. We continue to develop our global sales and marketing channel for spare parts, with sales offices in Singapore, Ireland and the

U.S. We have obtained parts manufacturing approvals from the FAA for more than 50,000 parts which allow us to sell spare parts directly to the market. In the area of MRO we have repair stations in Wichita, Kansas, with FAA and European Aviation Safety Agency (EASA) certifications, and Prestwick, Scotland, which is EASA-certified with FAA certification pending. In addition, we opened an MRO repair station through a joint venture in Jinjiang, China, Taikoo Spirit AeroSystems Composite Company, Ltd., which holds Civil Aviation Administration of China certification in late 2009.

The following table summarizes our aftermarket products and services.

Product	Description	Aircraft Platform(1)

Spares	Provides replacement parts and components support	B737, B747, B767, B777, A320 family
Maintenance, Repair and Overhaul	Certified repair stations that provide complete on-site nacelle repair and overhaul; maintains global partnerships to support MRO services	B737, B747, B767, B777
Rotable Assets	Maintain a pool of rotable assets for exchange and/or lease	B737, B747, B767, B777

(1)	We also produce spares for certain out-of-production aircraft (i.e., B737 Classic, B757) and are under contract to provide spares for the B787, A350 XWB, A380 and for certain regional/business jet programs.

Segment Information

We operate in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are with Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. We serve customers in addition to Boeing and Airbus across our three principal segments; however, these customers currently do not represent a significant portion of our revenues, and are not expected to in the near future. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other Wichita companies. Our primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses and unallocated research and development. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.

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

The Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces) and other miscellaneous structural parts primarily to aircraft OEMs, as well as related spares and MRO services.

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

While some working capital accounts are maintained on a segment basis, most of our assets are not managed or maintained on a segment basis. Property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, prepaid expenses, other assets and deferred taxes are managed and maintained on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in the production of aerostructures across all segments. Work-in-process inventory is identifiable by segment, but is managed and evaluated at the program level. As there is no segmentation of our productive assets, depreciation expense (included in fixed manufacturing costs and selling, general and administrative expenses) and capital expenditures, no allocation of these amounts has been made solely for purposes of segment disclosure requirements.

The following table shows segment information (dollars in millions):

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31, 2009	December 31, 2008	December 31, 2007

Segment Revenues
Fuselage Systems	$2,003.6	$1,758.4	$1,790.7
Propulsion Systems	1,030.0	1,031.7	1,063.6
Wing Systems	1,024.4	955.6	985.5
All Other	20.5	26.1	21.0

	$4,078.5	$3,771.8	$3,860.8

Segment Operating Income
Fuselage Systems	$287.6	$287.6	$317.6
Propulsion Systems	122.6	162.2	174.2
Wing Systems	20.7	99.7	111.3
All Other	(1.4)	0.3	2.5

	429.5	549.8	605.6
Unallocated corporate SG&A(1)	(122.7)	(141.7)	(181.6)
Unallocated research and development	(3.5)	(2.4)	(4.8)

Total operating income	$303.3	$405.7	$419.2

(1)	Unallocated corporate SG&A for 2007 includes $7.0 million in non-cash stock compensation expense related to the secondary offering that occurred in May 2007, $10.3 million in non-recurring transition costs, and expenses of $4.9 million associated with the evaluation of Airbus’ manufacturing sites in Europe.

Sales and Marketing

Our established sales and marketing infrastructure supports our efforts to expand our business with new and existing customers in three sectors of the aerostructures industry: (1) large commercial airplanes, (2) business and regional jets and (3) military/helicopter. The sales directors establish and maintain relationships with individual customers and are supported in their campaigns by sales teams within specific product specialties and a market research team performing various analyses related to those products and customers. The comprehensive sales and marketing teams work closely to ensure a consistent, single message approach with customers.

Although we have long-term contracts with Boeing and Airbus on programs such as the B737, B787, A320, A350 XWB and A380, and OEMs generally desire to minimize costs by retaining established aerostructure suppliers, our sales and marketing team continues to maintain strong relationships with the OEMs to position us for future business opportunities. Our marketing team continues to research and analyze trends in our industry and in new product development, and our sales team maintains regular contact with key Boeing and Airbus decision-makers to prepare for new business opportunities from both companies.

We maintain a customer contact database to maximize our interactions with existing and potential customers. In the short time that Spirit has existed as an independent company, we have been successful in building a positive identity and name recognition for the Company brand through advertising, trade shows, sponsorships and Spirit customer events. In order to diversify and win new customers, we market our expertise in the design and manufacture of major aerostructures and advanced manufacturing capabilities with both composites and traditional metals processes.

Customers

Our primary customers are aircraft OEMs. Boeing and Airbus are our two largest customers. We are the largest independent aerostructures supplier to Boeing and one of the largest independent suppliers to Airbus. We entered into long-term supply agreements with our customers to provide aerostructure products to aircraft programs. As of December 31, 2009, virtually all of the products we sell are under long-term contracts and 96% of those products, as measured by dollar value of product sold, are supplied by us on a sole-sourced basis.

We have good relationships with our customers due to our diverse product offerings, leading design and manufacturing capabilities using both metallic and composite materials, and competitive pricing.

Boeing.  For the twelve months ended December 31, 2009, approximately 85% of our revenues were from sales to Boeing. We have a strong relationship with Boeing given our predecessor’s 75+ year history as a Boeing division. Many members of our senior management team are former Boeing executives or managers who have longstanding relationships with Boeing and continue to work closely with Boeing. As part of the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing’s exclusive supplier for substantially all of the products and services provided by Boeing Wichita prior to the Boeing Acquisition for the life of the programs. In addition, Boeing selected us to be the design leader for the Boeing B787 forward fuselage based in part on our expertise with composite technologies.

We believe our relationship with Boeing is unmatched in the industry and will allow us to continue to be an integral partner with Boeing in the designing, engineering and manufacturing of complex aerostructures.

Airbus.  For the twelve months ended December 31, 2009, approximately 11% of our revenues were from sales to Airbus. As a result of the BAE Acquisition, we became one of the largest independent aerostructures suppliers to Airbus, and we have expanded our relationship through recent new business wins. Under our supply agreement with Airbus, we supply products for the life of the aircraft program, including commercial derivative models, with pricing determined through 2015. For the A350 XWB and A380 programs, we have long-term supply contracts with Airbus that cover a fixed number of units. We believe we can leverage our relationship with Airbus and our history of delivering high-quality products to further increase our sales to Airbus and continue to partner with Airbus on new programs going forward.

In May 2008, Spirit announced that it had signed a contract with Airbus to design and manufacture major composite fuselage structures for the A350 XWB program. To accommodate this and other work, Spirit announced plans to expand its operations with a new facility in Kinston, North Carolina. Construction of the new facility began in the fall of 2008 with operations expected to commence in 2010. Additionally, in the fall of 2009, we began construction on a new facility in Saint-Nazaire, France which will receive and assemble center fuselage frame sections designed and manufactured in our Kinston, North Carolina facility, and transport the assembled sections to Airbus. Construction on the France facility is expected to be completed in the third quarter of 2010.

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

Although most of our revenues are obtained from sales inside the U.S., we generated $575.9 million, $465.4 million, and $428.5 million in sales to international customers for the twelve months ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively, primarily to Airbus.

The following chart illustrates the split between domestic and foreign revenues (dollars in millions):

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007
		Percent of		Percent of		Percent of
		Total		Total		Total
Revenue Source(1)	Net Revenues	Net Revenues	Net Revenues	Net Revenues	Net Revenues	Net Revenues

United States	$3,502.6	86%	$3,306.4	88%	$3,432.3	89%
International
United Kingdom	385.7	9	413.3	11	402.2	10
Other	190.2	5	52.1	1	26.3	1

Total International	575.9	14	465.4	12	428.5	11

Total Revenues	$4,078.5	100%	$3,771.8	100%	$3,860.8	100%

(1)	Revenues are attributable to countries based on the destination where goods are delivered.

The international revenue is included primarily in the Wing Systems segment. All other segment revenues are primarily from U.S. sales. Approximately 6% of our total assets based on book value are located in the United Kingdom as part of Spirit Europe with approximately 4% of the remaining assets located in countries outside the United States.

Expected Backlog

As of December 31, 2009, our expected backlog associated with large commercial aircraft, regional jet, business jet, and military equipment deliveries through 2015, calculated based on contractual product prices and expected delivery volumes, was approximately $28.0 billion. This is a decrease of $3.7 billion from our corresponding estimate as of the end of 2008 reflecting the fact that Airbus and Boeing deliveries exceeded new orders in 2009. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing and Airbus announced backlog on our supply agreement. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2009, may not necessarily represent the actual amount of deliveries or sales for any future period.

Manufacturing and Engineering

Manufacturing

Our expertise is in designing, engineering and manufacturing large-scale, complex aerostructures. We maintain five state-of-the-art manufacturing facilities in Wichita, Kansas; Tulsa, Oklahoma; McAlester, Oklahoma; Prestwick, Scotland; and Subang Malaysia. We expect to open two more manufacturing facilities in 2010, one in Kinston, North Carolina, and the other in Saint-Nazaire, France.

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

Engineering

We have approximately 1,300 degreed engineers and technical employees, including over 190 degreed contract engineers. In addition, we currently contract the work of more than 680 engineers from engineering services firms worldwide, including 40 engineers through Spirit-Progresstech LLC, a joint venture we entered into with Progresstech LTD of Moscow, Russia in November 2007. We also employ 26 technical fellows, who are experts in engineering and keep the Company current with new technology by producing technical solutions for new and existing products and processes; 15 FAA designated engineering representatives, or DERs, experienced engineers appointed by the FAA to approve engineering data used for certification; and 10 authorized representatives, who possess the same qualifications and perform the same certification functions as DERs, but with authority from the Boeing Certification and Compliance organization. The primary purpose of the engineering organization is to provide continuous support for ongoing design, production and process improvements. We possess a broad base of engineering skills in metal and composite fabrication and assembly, chemical processing and finishing, tooling design and development, and quality and precision measurement technology, systems and controls.

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

Research and Development

We believe that world-class research and development helps to maintain our position as an advanced partner to our OEM customers’ new product development teams. As a result, we spend significant capital and financial resources on our research and development, including approximately $56.7 million during the year ended December 31, 2009, approximately $48.4 million during the year ended December 31, 2008, and approximately $52.3 million during the year ended December 31, 2007. Through our research, we strive to develop unique intellectual property and technologies that will improve our OEM customers’ products and, at the same time, position us to win work on new products. Our development effort, which is an ongoing process that helps us reduce production costs and streamline manufacturing, is currently focused on preparing for initial production of new products and improving manufacturing processes on our current work.

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

Currently we have approximately 1,325 active suppliers with no one supplier representing more than 4% of our cost of goods sold. Our strategy is to enter into long-term supply contracts with our largest suppliers to secure competitive pricing. Our exposure to rising raw material prices is somewhat limited due to raw materials purchase contracts which are either based on fixed pricing or priced at reduced rates through Boeing’s or Airbus’ high-volume purchase contracts for such raw materials.

Although we believe our material costs are competitive, we continue to seek ways to further reduce these costs. We have begun a global sourcing initiative to increase the amount of material sourced from low-cost countries in Asia and Central Europe. Historically, Boeing Wichita and BAE Aerostructures purchased certain parts from other Boeing or BAE Systems facilities, respectively, since they operated as divisions of Boeing and BAE Systems, respectively. We believe we can achieve cost savings by reducing the amount of parts that we purchase from Boeing and BAE Systems. Following the Boeing Acquisition, we have been free to contract with third parties for, or to produce internally, the parts that Boeing historically supplied. Although our current supply contracts with various BAE Systems business units expire over the next several years, we expect to have similar opportunities to contract for those parts currently sourced from BAE Systems. We began the process of moving to internal production with the opening of our facility in Malaysia in the first quarter of 2009.

Environmental Matters

Our operations and facilities are subject to various environmental, health and safety laws and regulations, including federal, state, local and foreign government requirements, governing, among other matters, the emission, discharge, handling and disposal of regulated materials, the investigation and remediation of contaminated sites, and permits required in connection with our operations. Our operations are designed, maintained and operated to promote protection of human health and the environment. Although we believe that our operations and facilities are in material compliance with applicable environmental and worker protection laws and regulations, management cannot provide assurance that future changes in such laws or their enforcement, or the nature of our operations will not require us to make significant additional expenditures to ensure continued compliance. Further, we could incur substantial costs, including costs to reduce air emissions, clean-up costs, fines and sanctions, and third-party property damage or personal injury claims as a result of violations of or liabilities under environmental laws, relevant common law or the environmental permits required for our operations.

In March 2009, we received a Notice of Violation from the federal Environmental Protection Agency (the “EPA”) alleging violations of the Resource Conservation and Recovery Act at our Wichita facility based on an inspection in 2006, including an allegation of operating a hazardous waste storage facility without a permit. The alleged violations have been corrected. After informal settlement discussions with the EPA concluded without a settlement, the EPA filed a formal complaint to initiate the administrative adjudication process. Spirit answered the complaint and the parties are pursuing a mediation opportunity afforded as part of the process. The total proposed penalty is approximately $240,000.

New regulations or more stringent enforcement of existing requirements could also result in additional compliance costs. For example, various governments have enacted or are considering enactment of laws to reduce emissions of carbon dioxide and other so-called greenhouse gases (“GHG”). The EPA has promulgated a mandatory GHG reporting regulation for certain facilities, and also has published an endangerment finding with respect to GHG emissions under the federal Clean Air Act which could lead to increased regulation of GHG emissions in the U.S. In addition, in June 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 which, among other things, would establish a cap and trade system for specified GHG, including carbon dioxide. In the absence of a national price for carbon-based air pollutant emissions, finalized legislation from Congress, or additional regulation from the EPA we are not in a position at this time to estimate the additional costs which may result from these or similar actions.

United States

Under some environmental laws in the United States, a current or previous owner or operator of a contaminated site may be held liable for the entire cost of investigation, removal or remediation of regulated materials at such property, whether or not the owner or operator knew of, or was responsible for, the presence of such regulated materials. Persons who arrange for disposal or treatment of hazardous materials also may be liable for the costs of investigation, removal or remediation of those substances at a disposal or treatment site, regardless of whether the affected site is owned or operated by them. Because we own and/or operate a number of facilities that have a history of industrial or commercial use and because we arrange for the disposal of regulated materials at many disposal sites, we may and do incur costs for investigation, removal and remediation.

The Asset Purchase Agreement for the Boeing Acquisition, referred to herein as the “Asset Purchase Agreement”, provides, with limited exceptions, that Boeing is responsible for environmental liabilities relating to conditions existing at the Wichita, Kansas and Tulsa and McAlester, Oklahoma facilities as of the Boeing Acquisition date. For example, Boeing is subject to an administrative consent order issued by the Kansas Department of Health and Environment, or KDHE, to contain and clean up contaminated groundwater, which underlies a majority of the Wichita site. Pursuant to the KDHE order, Boeing has a long-term remediation plan in place, and containment and remediation efforts are underway. We are responsible for any environmental conditions that we cause at these facilities following the Boeing Acquisition.

United Kingdom

In the United Kingdom, remediation of contaminated land may be compelled by the government in certain situations. If a property is to be redeveloped, in its planning role, the local authority may require remediation as a condition to issuing a permit. In addition, in situations in which the contamination is causing harm to human health or polluting the environment, the local authority may use its environmental legislative powers to force remediation so that the impacted areas are “suitable for use.” If contamination is polluting the property of a third party or causing loss, injury or damage, the third party may file an action against the owner or operator of the source in common law based on negligence or nuisance to recover the value of the loss, injury or damage sustained.

Prestwick Facility.  BAE Systems indemnified us, subject to certain contractual limitations and conditions, for any clean-up costs and other losses, liabilities, expenses and claims related to existing pollution at the Prestwick facility, existing pollution that migrates from the Prestwick facility to a third party’s property and any pollution that migrates to the Prestwick facility from the property retained by BAE Systems. Subject to certain exceptions, the indemnity has an aggregate liability cap of £40.0 million. As of December 31, 2009, we do not anticipate reaching the liability cap.

Other International Sites

Spirit’s interests in other international sites are subject to foreign government environmental laws and regulations. It is our policy and practice to comply with all requirements, both domestic and international. We believe that our procedures are properly designed to prevent unreasonable risk of environmental damage and resulting financial liability in connection with our business.

Competition

Although we are the largest independent non-OEM aerostructures supplier, based on annual revenues, with an estimated 16% share of the global aerostructures market, this market remains highly competitive and fragmented. Our primary competition currently comes from either work performed by internal divisions of OEMs or third-party aerostructures suppliers, but direct competition continues to grow.

Our principal competitors among OEMs may include Airbus, Boeing, Dassault Aviation, Embraer Brazilian Aviation Co., Gulfstream Aerospace Co., Lockheed Martin Corp., Northrop Grumman Corporation, Hawker Beechcraft Company, and Textron Inc. These OEMs may choose not to outsource production of aerostructures due to their own direct labor and overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce parts in-house or to outsource them. It is also true that offset requirements from customers of OEMs may drive some decisions relative to their business model for production.

Our principal competitors among non-OEM aerostructures suppliers are Aircelle S.A., Alenia Aeronautica, Fuji Heavy Industries, Ltd., GKN Aerospace, The Goodrich Corporation, Kawasaki Heavy Industries, Mitsubishi Heavy Industries, Saab AB, Snecma, Triumph Group, Inc., NORDAM, Vought Aircraft Industries, and the recently formed joint venture between Aircelle S.A. and GE’s Middle River Aircraft Systems, known as Nexcelle. New competitors to emerge in this area are Aerolia and Premium AEROTEC, both created in 2009 from former Airbus facilities to become wholly-owned subsidiaries of EADS. Our ability to compete for new aerostructures contracts depends upon (1) our design, engineering and manufacturing capabilities, (2) our underlying cost and pricing structure, (3) our business relationship with OEMs, and (4)  our available manufacturing capacity.

Employees

As of December 31, 2009, we had approximately 12,315 employees and approximately 315 contract labor personnel, located in our four U.S. facilities. Approximately 84% of our U.S. employees are represented by five unions. Our largest union is the International Association of Machinists and Aerospace Workers (IAM), which represents approximately 5,660 employees, or 46%, of the U.S. workforce. This union contract is in effect through June 25, 2010. The Society of Professional Engineering Employees in Aerospace — Wichita Technical and Professional Unit (SPEEA) represents approximately 2,400 employees, or 20% of the U.S. workforce. This union contract is in effect through July 11, 2011. The International Union, United Automobile, Aerospace & Agricultural Implement Workers of America (UAW), represents approximately 1,250 employees, or 10% of the U.S. workforce. This union contract is in effect through November 30, 2010. The Society of Professional Engineering Employees in Aerospace — Wichita Engineering Unit represents approximately 800 employees, or 7% of the U.S. workforce. We successfully negotiated a new contract with this union in 2009, which is in effect through December 1, 2012. The International Brotherhood of Electrical Workers, or IBEW, represents approximately 175 employees, or 1% of the U.S. workforce. This union contract is in effect through September 17, 2010.

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

As of December 31, 2009, we had approximately 905 employees and approximately 50 contract labor personnel located in our two U.K. facilities. Approximately 640, or 70%, of our U.K. employees are represented by one union, Unite (Amicus Section). We have entered into a three year labor agreement with Unite, the terms of which are generally negotiated on an annual basis. Wages are typically the primary subject of our negotiations, while other contract terms generally remain the same from year to year until both parties agree to change them (either separately or in the aggregate).

As of December 31, 2009, we had approximately 390 employees and approximately 7 contract labor personnel in our Malaysia facility. None of our Malaysia employees are represented by a union.

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

Foreign Ownership, Control or Influence (“FOCI”)

Due to the fact that more than 50% of our voting power is effectively controlled by a non-U.S. entity (Onex) we are required to operate in accordance with the terms and requirements of a Special Security Agreement, or SSA, with the Department of Defense (“DoD”). Under the DoD National Industrial Security Program Operating Manual (“NISPOM”), the U.S. Government will not award contracts to companies determined to be under FOCI, where a DoD Facility Security Clearances, or FCL, is required, unless certain “mitigation” measures are put in place. The purpose of the FOCI mitigation measures is to protect cleared U.S. defense contractors against improper FOCI.

We have been cleared to the “Secret” level under an SSA, which is one of the recognized FOCI mitigation measures under the NISPOM. As a cleared entity, we must comply with the requirements of our SSA, the NISPOM and any other applicable U.S. Government industrial security regulations. Failure to follow the requirements of the SSA, the NISPOM or any other applicable U.S. Government industrial security regulations could, among other things, result in termination of our FCL, which in turn would preclude us from being awarded classified contracts or, under certain circumstances, performing on our existing classified contracts.

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

We must also satisfy the requirements of our customers, including OEMs and airlines that are subject to FAA regulations, and provide these customers with products and services that comply with the government regulations applicable to commercial flight operations. In addition, the FAA requires that various maintenance routines be performed on aircraft components. We believe that we currently satisfy or exceed these maintenance standards in our repair and overhaul services. We also maintain several FAA-approved repair stations.

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

The Company makes available through its Internet website under the heading “Investor Relations”, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports after it electronically files such materials with the Securities and Exchange Commission (“SEC”). Copies of the Company’s key corporate governance documents, including its Corporate Governance Guidelines, Code of Ethics and Business Conduct, and charters for the Audit Committee and the Compensation Committee are also available on the Company’s website.

Our filed Annual and Quarterly Reports, Proxy Statement and other reports previously filed with the SEC are also available to the public through the SEC’s website at http://www.sec.gov. Materials we file with the SEC may also be read and copied at the SEC’s Public Reference Room at 100F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

An investment in our securities involves risk and uncertainties. The risks and uncertainties set forth below are those that we currently believe may materially and adversely affect us, our business or results of operations in the future or investments in our securities. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also materially and adversely affect us, our business or results of operations in the future or investments in our securities.

Risk Factors Related to Our Business and Industry

Our commercial business is cyclical and sensitive to commercial airlines’ profitability. The business of commercial airlines is, in turn, affected by global economic conditions and geo-political considerations.

We compete in the aerostructures segment of the aerospace industry. Our business is directly affected by the financial condition of the commercial airlines and other economic factors, including global economic conditions and geo-political considerations that affect the demand for air transportation. Specifically, our commercial business is dependent on the demand from passenger airlines and cargo carriers for the production of new aircraft. Accordingly, demand for our commercial products is tied to the worldwide airline industry’s ability to finance the purchase of new aircraft and the industry’s forecasted demand for seats, flights, routes and cargo capacity. Similarly, the size and age of the worldwide commercial aircraft fleet affects the demand for new aircraft and, consequently, for our products. Such factors, in conjunction with evolving economic conditions, cause the market in which we operate to be cyclical to varying degrees, thereby affecting our business and operating results.

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

Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the twelve months ended December 31, 2009, approximately 85% and 11% of our net revenues were generated from sales to Boeing and Airbus, respectively. Although our strategy, in part, is to diversify our customer base by entering into supply arrangements with additional customers, we cannot give any assurance that we will be successful in doing so. Even if we are successful in obtaining and retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future. Although we are a party to various supply contracts with Boeing and Airbus which obligate Boeing and Airbus to purchase all of their requirements for certain products from us, those agreements generally do not require specific minimum purchase volumes. In addition, if we breach certain obligations under these supply agreements and Boeing or Airbus exercises its right to terminate such agreements, our business will be materially adversely affected. In addition, we have agreed to a limitation on recoverable damages in the event Boeing wrongfully terminates our main supply agreement with respect to any model of airplane program, so if this occurs, we may not be able to recover the full amount of our actual damages. Furthermore, if Boeing or Airbus (1) experiences a decrease in requirements for the products which we supply to it; (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply-chain problem or a decrease in orders from its customers; or (3) files for bankruptcy protection; our business, financial condition and results of operations could be materially adversely affected.

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

For the twelve months ended December 31, 2009, approximately 52% of our net revenues were generated from sales of components to Boeing for the B737 aircraft. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and the military P-8A Poseidon derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model. In the event Boeing develops a next-generation single-aisle aircraft program to replace the B737 which is not a commercial derivative, we may not have the next-generation technology, engineering and manufacturing capability necessary to obtain significant aerostructures supply business for such replacement program, may not be able to provide components for such replacement program at competitive prices or, for other reasons, may not be engaged by Boeing to the extent of our involvement in the B737 or at all. If we were unable to obtain significant aerostructures supply business for the B737 replacement program, our business, financial condition and results of operations could be materially adversely affected.

The profitability of the B787 program depends significantly on the assumptions surrounding a satisfactory settlement of assertions.

Due to the nature of the work performed related to the B787, we regularly commence work or incorporate customer requested changes prior to negotiating pricing terms for the engineering work or the product which has been modified. We have the legal right to negotiate pricing for customer directed changes. We assert to our customers our contractual rights to obtain the additional revenue or cost reimbursement we expect to receive upon finalizing pricing terms. An expected recovery value of these assertions is incorporated into our contract profitability estimates when applying contract accounting. Our inability to recover these expected values, among other factors, could result in the recognition of a forward loss on the B787 program and could have a material adverse effect on our results of operations.

Our business depends, in part, on the success of a new model aircraft, the B787.

The success of our business will depend, in part, on the success of Boeing’s new B787 program. We have entered into supply agreements with Boeing pursuant to which we are a Tier 1 supplier to the B787 program. We have made and will continue to make a significant investment in this program before the first commercial delivery of a B787 jetliner. Following program delays, on December 15, 2009, Boeing completed the first flight of the B787 jetliner. This was followed by the completion of initial airworthiness testing on January 15, 2010. First B787 customer deliveries are planned in late 2010. Amounts capitalized into inventory represent our primary working capital exposure to B787 delays. Given the low margins we currently project in our first contract accounting block, in the event Boeing is unable to meet currently anticipated production levels or if we are not able to achieve the cost reductions we expect, successfully implement customer driven engineering changes, or successfully complete contract negotiations, including assertions, we could eventually need to recognize a forward loss in our current contract accounting block. Any additional delays in the B787 program, including delays in negotiations of certain contractual matters with Boeing, could further impact our cash flows from operations and could materially adversely affect our business, financial condition and results of operations.

We may be required to repay Boeing up to approximately $924.3 million of advance payments made to us by Boeing under the B787 Supply Agreement, as amended, in the event that Boeing does not take delivery of a sufficient number of ship sets prior to the termination of the aircraft program.

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

On June 23, 2009, Boeing and Spirit further amended their existing B787 Supply Agreement to, among other things, require Boeing to make additional advances to Spirit. These additional advances will be paid to Spirit quarterly in amounts determined pursuant to pricing provisions set forth in the agreement, and will be recovered over future units. In the event that Boeing does not take delivery of a sufficient number of ship sets to recover these additional advances by the end of 2021, Spirit would be required to repay any outstanding balance in six equal annual installments. The first advance payment was made to Spirit in August 2009, with subsequent payments each quarter thereafter.

Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2009, the amount of advance payments made to us by Boeing under the B787 Supply Agreement and not yet repaid was approximately $924.3 million.

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

Competition in the aerostructures segment of the aerospace industry is intense. Although we have entered into supply agreements with Boeing and Airbus under which we are their exclusive supplier for certain aircraft parts, we will face substantial competition from both OEMs and non-OEM aerostructures suppliers in trying to expand our customer base and the types of parts we make.

OEMs may choose not to outsource production of aerostructures due to, among other things, their own direct labor and other overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource.

Our principal competitors among aerostructures suppliers are Alenia Aeronautica, Fuji Heavy Industries, Ltd., GKN Aerospace, The Goodrich Corporation, Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Saab AB, Snecma, Triumph Group, Inc., Aircelle S.A., NORDAM and Vought Aircraft Industries, and the recently formed joint venture Nexcelle (Aircelle and GE’s Middle River Aircraft Systems). Some of our competitors have greater resources than we do and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Additionally, as part of its Power 8 restructuring plan, Airbus and its parent company EADS have formed wholly-owned French (Aerolia) and German (Premium Aerotech) subsidiaries for potential sale to third parties in the 2012 timeframe. If these facilities are sold, or otherwise attempt to obtain work from third parties, the facilities could become competitors of Spirit. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply-chain management and sales and marketing, and we may not have enough resources to make such investments. For these reasons, we may not be able to compete successfully in this market or against such competitors, which could have a material adverse effect on our business, financial condition and results of operations.

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

Because of our limited operating history, our historical financial statements do not reflect the impact of an extended market downturn on our financial condition and results of operations.

Our historical financial statements are not indicative of how we would operate through an extended market downturn. Since the Boeing Acquisition and until the latter part of 2008, we had operated in a market experiencing an upturn; however from the latter part of 2008 through 2009, we operated during a period of a deep economic recession. In 2005, Boeing and Airbus experienced record aggregate annual airplane orders, followed in 2006 with aggregate annual order totals that, at the time, were the second highest ever. Aggregate annual orders, net of cancellations, remained strong in 2007 at 2,754. However, aggregate annual orders, net of cancellations, decreased to 1,439 in 2008 and 413 in 2009. Our financial results from this limited history provide little indication of our ability to operate in a market experiencing significantly lower demand for our products and the products of our customers. As such, we cannot give any assurance that we will be able to successfully operate in such a market at historical profitability levels.

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

In addition, many aircraft manufacturers, airlines and aerospace suppliers have unionized work forces. On September 6, 2008, Boeing employees represented by the International Association of Machinists and Aerospace Workers (the “IAM”) went on strike (the “IAM Strike”) following the expiration of their collective bargaining agreement with Boeing. The IAM Strike, which lasted 58 days, temporarily halted commercial aircraft production by Boeing and had a significant short-term adverse effect on our operations. The IAM ratified a new four-year agreement with Boeing on November 2, 2008.

Additional strikes, work stoppages or slowdowns experienced by aircraft manufacturers, airlines or aerospace suppliers could reduce our customers’ demand for additional aircraft structures or prevent us from completing production of our aircraft structures.

Our collective bargaining agreements with three of the five unions that represent our U.S. employees, including the IAM, which represents approximately 46% of our U.S. workforce, expire in 2010. We cannot give any assurance that we will be able to negotiate new collective bargaining agreements with our unions, on commercially reasonable terms or at all. If we are unable to successfully negotiate new collective bargaining agreements, or if we enter into new collective bargaining agreements on terms which are less favorable to us than our existing agreements, our operating expenses could increase which could have a material adverse effect on our business, financial condition and results of operations.

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

We are subject to environmental and health and safety regulations and our ongoing operations may expose us to related liabilities.

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

Boeing, our predecessor at the Wichita facility, is under an administrative consent order issued by the Kansas Department of Health and Environment (“KDHE”) to contain and remediate contaminated groundwater which underlies a majority of the site. Pursuant to this order and its agreements with us, Boeing has a long-term remediation plan in place, and treatment, containment and remediation efforts are underway. If Boeing does not comply with its obligations under the order and these agreements, we may be required to undertake such efforts and make material expenditures.

In connection with the BAE Acquisition, we acquired a manufacturing facility in Prestwick, Scotland that is adjacent to contaminated property retained by BAE Systems. The contaminated property may be subject to a regulatory action requiring remediation of the land. It is also possible that the contamination may spread into the property we acquired. BAE Systems has agreed to indemnify us subject to certain contractual limitations and conditions, for certain clean-up costs and other losses, liabilities, expenses and claims related to existing pollution on the acquired property, existing pollution that migrates from the acquired property to a third party’s property and any pollution that migrates to our property from property retained by BAE Systems. If BAE Systems does not comply with its obligations under the agreement, we may be required to undertake such efforts and make material expenditures.

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

We are subject to the requirements of the NISPOM for our FCL, which is a prerequisite for our ability to perform on classified contracts for the U.S. Government.

A DoD FCL is required for a company to be awarded and perform on classified contracts for the DoD and certain other agencies of the U.S. Government. From time to time we have performed and may perform on classified contracts, although we did not generate any revenues from classified contracts in 2009. We have obtained an FCL at the “Secret” level. Due to the fact that more than 50% of our voting power is effectively controlled by a non-U.S. entity (Onex), we are required to operate in accordance with the terms and requirements of our SSA with the DoD. If we were to violate the terms and requirements of our SSA, the NISPOM, or any other applicable U.S. Government industrial security regulations, we could lose our FCL. We cannot give any assurance that we will be able to maintain our FCL. If for some reason our FCL is invalidated or terminated, we may not be able to continue to perform our classified contracts in effect at that time, and we would not be able to enter into new classified contracts, which could adversely affect our revenues.

We derive a significant portion of our revenues from direct and indirect sales outside the United States and are subject to the risks of doing business in foreign countries.

We derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the United States. In addition, for the twelve months ended December 31, 2009, direct sales to our non-U.S. customers accounted for approximately 14% of our net revenues. We expect that our and our customers’ international sales will continue to account for a significant portion of our revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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

We provide most of our products and services through long-term contracts in which the pricing terms are fixed based on certain production volumes. Accordingly, we bear the risk that we will not be able to sustain a cost structure that is consistent with assumptions used in bidding on contracts. Increased or unexpected costs may reduce our profit margins or cause us to sustain losses on these contracts. Other than certain increases in raw material costs which can be passed on to our customers, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a contract or cause a loss.

This risk particularly applies to products such as the Boeing B787, for which we had delivered 15 production articles as of December 31, 2009 since the inception of the program, and in respect of which our profitability at the contracted price depends on our being able to achieve production cost reductions as we gain production experience. Pricing for the initial configuration of the B787-8, the base model currently in production, is generally established through 2021, with prices decreasing as cumulative volume levels are achieved. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes. When we negotiated the B787-8 pricing, we assumed that favorable trends in volume, learning curve efficiencies and future pricing from suppliers would reduce our production costs over the life of the B787 program, thus maintaining or improving our margin on each B787 we produced. We cannot give any assurance that our development of new technologies or capabilities will be successful or that we will be able to reduce our B787 production costs over the life of the program. Our failure to reduce production costs as we have anticipated could result in decreasing margin on the B787 during the life of the program and the need to record a forward loss for the current contract accounting block.

Many of our other production cost estimates also contain pricing terms which anticipate cost reductions over time. In addition, although we have entered into these fixed price contracts with our customers, they may nonetheless seek to re-negotiate pricing with us in the future. Any such higher costs or re-negotiations could materially adversely affect our profitability, margins and revenues.

We face a class-action lawsuit which could potentially result in substantial costs, diversion of management’s attention and resources, and negative publicity.

A lawsuit has been filed against Spirit, Onex, and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold Boeing Wichita to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The Asset Purchase Agreement between Onex and Boeing relating to the Boeing Acquisition requires Spirit to indemnify Boeing for its damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita which relate or allegedly relate to the involvement of, or consultation, with employees of Boeing in such employment decisions. The lawsuit could result in substantial costs, divert management’s attention and resources from our operations and negatively affect our public image and reputation. An unfavorable outcome or prolonged litigation related to these matters could materially harm our business.

We are implementing new Enterprise Resource Planning (“ERP”) software systems, which could increase our information technology expenditures and cause unexpected production delays.

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

We spent approximately $56.7 million on research and development during the twelve months ended December 31, 2009. Our significant expenditures on our research and development efforts may not create any new sales opportunities or increases in productivity that are commensurate with the level of resources invested.

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

We could be required to make future contributions to our defined benefit pension and post-retirement benefit plans as a result of adverse changes in interest rates and the capital markets.

Our estimates of liabilities and expenses for pensions and other post-retirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). A dramatic decrease in the fair value of our plan assets resulting from movements in the financial markets may cause the status of our plans to go from an over-funded status to an under-funded status and result in cash funding requirements to meet any minimum required funding levels. Our results of operations, liquidity, or shareholders’ equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liability, or changes in employee workforce assumptions.

Risk Factors Related to our Capital Structure

The interests of our controlling stockholder may conflict with your interests.

Onex Partners LP, Onex Corporation and their respective partners and affiliates that beneficially own our class B common stock, herein referred to collectively as the “Onex entities”, own 32,411,638 shares of our class B common stock. Our class A common stock has one vote per share, while our class B common stock has ten votes per share on all matters to be voted on by our stockholders. The Onex entities control approximately 70% of the combined voting power of our outstanding common stock. Accordingly, and for so long as the Onex entities continue to hold class B common stock that represents at least 10% of the total number of shares of common stock outstanding, Onex will exercise a controlling influence over our business and affairs and will have the power to determine all matters submitted to a vote of our stockholders, including the election of directors and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. Onex could cause corporate actions to be taken even if the interests of Onex conflict with the interests of our other stockholders. This concentration of voting power could have the effect of deterring or preventing a change in control of Spirit that might otherwise be beneficial to our stockholders. Gerald W. Schwartz, the Chairman, President and Chief Executive Officer of Onex Corporation, owns shares representing a majority of the voting rights of the shares of Onex Corporation.

Our substantial debt could adversely affect our financial condition and our ability to operate our business. The terms of the indenture governing our long-term bonds and our senior secured credit facility impose significant operating and financial restrictions on our company and our subsidiaries, which could also adversely affect our operating flexibility and put us at a competitive disadvantage by preventing us from capitalizing on business opportunities.

As of December 31, 2009, we had total debt of approximately $893.8 million, including approximately $572.0 million of borrowings under our senior secured credit facility, $293.6 million of long-term bonds, a $16.3 million Malaysian loan, approximately $10.3 million of capital lease obligations, and $1.6 million in other debt obligations. In addition to our debt, as of December 31, 2009, we had $33.0 million of letters of credit and letters of guarantee outstanding.

The terms of the indenture governing our long-term bonds and our senior secured credit facility impose significant operating and financial restrictions on us, which limit our ability, among other things, to:

•	incur additional debt or issue preferred stock;

•	pay dividends or make distributions to our stockholders;

•	repurchase or redeem our capital stock;

•	make investments;

•	incur liens without granting equal and ratable liens to the holders of the notes;

•	enter into transactions with our stockholders and affiliates;

•	sell certain assets;

•	acquire the assets of, or merge or consolidate with, other companies; and

•	incur restrictions on the ability of our subsidiaries to make distributions or transfer assets to us.

These restrictions could have consequences, including the following:

•	making it more difficult for us to satisfy our obligations with respect to our debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, strategic acquisitions or other general corporate requirements;

•	requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our financial flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors;

•	having a material adverse effect on us if we fail to comply with the covenants in the indenture governing our long-term bonds or in the instruments governing our other debt; and

•	increasing our cost of borrowing.

Our revolving credit facility is a significant source of liquidity for our business. Failure to extend or renew this agreement could have a significant effect on our ability to invest sufficiently in our programs, fund day to day operations, or pursue strategic opportunities.

We cannot assure you that we will be able to maintain compliance with the covenants in the agreements governing our indebtedness in the future or, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

In addition, despite the restrictions and limitations described above, subject to the limits contained in the agreements governing our indebtedness, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. The terms of any future indebtedness we may incur could include more restrictive covenants. If we incur additional debt, the risks related to our high level of debt could intensify.

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

Provisions of Spirit Holdings’ certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our current board of directors. These provisions include:

•	multi-vote shares of common stock, which are owned by the Onex entities and management stockholders;

•	advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	the authority of the board of directors to issue, without stockholder approval, up to 10 million shares of preferred stock with such terms as the board of directors may determine and an additional 58,512,309 shares of class A common stock (net of shares issued but subject to vesting requirements under our benefit plans and shares reserved for issuance upon conversion of outstanding shares of class B common stock) and an additional 113,576,870 shares of class B common stock (net of shares issued but subject to vesting requirements under our benefit plans).

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

Because the Onex entities own more than 50% of the combined voting power of our common stock, Spirit Holdings is deemed a “controlled company” under the rules of the New York Stock Exchange, or NYSE. As a result, we qualify for, and intend to rely upon, the “controlled company” exception to the board of directors and committee composition requirements under the rules of the NYSE. Pursuant to this exception, we are exempt from rules that would otherwise require that Spirit Holdings’ board of directors be comprised of a majority of “independent directors” (as defined under the rules of the NYSE), and that Spirit Holdings’ compensation committee and corporate governance and nominating committee be comprised solely of “independent directors,” so long as the Onex entities continue to own more than 50% of the combined voting power of our common stock. Spirit Holdings’ board of directors consists of ten directors, six of whom qualify as “independent.” Spirit Holdings’ compensation and corporate governance and nominating committees are not comprised solely of “independent directors.” Spirit Holdings’ does not currently rely on the exemption related to board composition, although it may do so in the future. See “Management — Executive Officers and Directors” and “Committees of the Board of Directors.”

Our stock price may be volatile.

Price fluctuations in our class A common stock could result from general market and economic conditions and a variety of other factors, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in aerostructures pricing;

•	our competitors’ and customers’ announcements of significant contracts, acquisitions or strategic investments;

•	changes in our growth rates or our competitors’ and customers’ growth rates;

•	the timing or results of regulatory submissions or actions with respect to our business;

•	our inability to finance or raise additional capital;

•	conditions of the aerostructure industry, in the financial markets, or economic conditions in general; and

•	changes in stock market analyst recommendations regarding our class A common stock, other comparable companies or the aerospace industry in general.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2009 are set forth below:

		Approximate
Location	Primary Use	Square Footage	Owned/Leased

United States
Wichita, Kansas(1)	Primary Manufacturing	11.1 million	Owned/Leased
	Facility/Offices/Warehouse
Tulsa, Oklahoma	Manufacturing Facility	1.9 million	Leased
McAlester, Oklahoma	Manufacturing Facility	135,000	Owned
Kinston, North Carolina(2)	Primary Manufacturing/Office/Warehouse	638,900	Leased

United Kingdom
Prestwick, Scotland	Manufacturing Facility	1.1 million	Owned
Samlesbury, England	Administrative Offices	15,919	Leased

Malaysia
Subang, Malaysia	Manufacturing	244,000	Leased

France
Saint-Nazaire, France(2)	Primary Manufacturing/Office	58,753	Leased
Toulouse, France	Office	3,391	Leased

(1)	94% of the Wichita facility is owned.

(2)	Manufacturing facility is under construction with operations expected to commence in 2010.

Our physical assets consist of 14.65 million square feet of building space located on 1,030 acres in nine facilities. We produce our fuselage systems and propulsion systems from our primary manufacturing facility located in Wichita, Kansas and we produce wing systems in our manufacturing facilities in Tulsa, Oklahoma, Prestwick, Scotland, and Subang, Malaysia. In addition to these four sites, we have a facility located in McAlester, Oklahoma primarily dedicated to supplying the Tulsa facility, and office space in Samlesbury, England, where a number of Spirit Europe’s employees are located.

The Wichita facility, including Spirit’s corporate offices, is comprised of 640 acres, 6.2 million square feet of manufacturing space, 1.4 million square feet of offices and laboratories for the engineering and design group and 3.5 million square feet for support functions and warehouses. A total of 563,000 square feet is currently vacant. The Wichita site has access to transportation by rail, road and air. For air cargo, the Wichita site has access to the runways of McConnell Air Force Base.

The Tulsa facility consists of 1.9 million square feet of building space set on 153 acres. The Tulsa plant is located five miles from an international shipping port (Port of Catoosa) and is located next to the Tulsa International Airport. The McAlester site, which manufactures parts and sub-assemblies primarily for the Tulsa facility, consists of 135,000 square feet of building space on 92 acres.

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

The Malaysian manufacturing plant is located at the Malaysia International Aerospace Center (MIAC) in Subang. The 244,000 square foot leased facility is set on 45 acres and is centrally located with easy access to Kuala Lumpur, Malaysia’s capital city, as well as nearby ports and airports. The facility became operational in the first quarter of 2009 and assembles composite panels for wing components.

The Wichita and Tulsa manufacturing facilities have significant scale to accommodate the very large structures that are manufactured there, including, in Wichita, entire fuselages. Three of the U.S. facilities are in close proximity, with approximately 175 miles between Wichita and Tulsa and 90 miles between Tulsa and McAlester. Currently, these U.S. facilities utilize approximately 95% of the available building space. The Prestwick manufacturing facility currently utilizes only 60% of the space; of the remaining space, 23% is leased and 17% is vacant. The Samlesbury office space is located in North Lancashire, England, approximately 195 miles south of Prestwick.

In September 2008, we broke ground on a 585,000 square foot facility built on 304 acres in Kinston, North Carolina. This facility will support the manufacturing of composite panels and wing components and is scheduled for completion in 2010. In the interim, a 27,500 square foot office/warehouse is being leased as a base of operations. Additionally, a 26,400 square foot building is being leased from nearby Global TransPark Authority in the interim for the purpose of assembling the autoclave for the manufacturing facility.

In October 2009, Spirit AeroSystems broke ground on a new 58,000 square foot leased facility in Saint-Nazaire, France being built on 6.25 acres. The new facility will receive center fuselage frame sections for the Airbus A350 XWB from the facility in Kinston, North Carolina. Sections designed and manufactured in North Carolina will be shipped across the Atlantic, received in Saint-Nazaire, and assembled before being transported to Airbus. The new facility is expected to be operational in late July 2010. In the interim, a 753 square foot office area in Saint-Nazaire, France is being leased for use as a base of operations. Additionally, a 3,391 square foot office area in Toulouse, France was leased in August 2009 for engineering support.

Item 3.	Legal Proceedings

From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at December 31, 2009 or December 31, 2008 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants include Spirit Holdings, Spirit, the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with Boeing and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income Security Act and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification and are currently in the discovery process. The sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the Asset Purchase Agreement. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

On July 21, 2005, the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) filed a grievance against Boeing on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, regarding issues that parallel those asserted in Harkness et al. v. The Boeing Company et al. Boeing denied the grievance, and the UAW subsequently filed suit to compel arbitration, which the parties eventually agreed to pursue. The arbitration was conducted in January 2008. In July 2008, the arbitrator issued an opinion and award in favor of the UAW. The arbitrator directed Boeing to reinstate the seniority of the employees and “afford them the benefits appurtenant thereto.” On March 5, 2009, the arbitrator entered an Opinion and Supplemental Award that directed Boeing to award certain benefits to UAW members upon whose behalf the grievance was brought, notwithstanding the prior denial of such benefits by the Boeing Plan Administrator. On April 10, 2009, Boeing filed a complaint in the United States District Court for the Northern District of Illinois, seeking a ruling that the arbitrator exceeded his authority in granting the Supplemental Award. On September 16, 2009, the District Court entered an order affirming the arbitrator’s Supplemental Award. Boeing has appealed the District Court’s decision to the U.S. Seventh Circuit Court of Appeals. Boeing has notified Spirit of its intent to seek indemnification from Spirit for any “indemnifiable damages” it may incur in the UAW matter, pursuant to the terms of the Asset Purchase Agreement. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

On May 11, 2009, Spirit filed a lawsuit in the United States District Court for the District of Kansas against SPS Technologies LLC (“SPS”), and Precision Castparts Corp. Spirit’s claims are based on the sale by SPS of certain non-conforming nut plate fasteners to Spirit between August 2007 and August 2008. Many of the fasteners were used on assemblies that Spirit sold to a customer. In the fall of 2008, Spirit discovered the non-conformity and notified the customer of the discrepancy. Subsequently, Spirit and the customer removed and replaced nut plates on various in-process aircraft assemblies. Spirit’s lawsuit seeks damages, including damages related to these efforts, under various theories, including breach of contract and breach of implied warranty.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2009.

Executive Officers of the Registrant

Listed below are the names, ages, positions held, and biographies of all executive officers of Spirit AeroSystems. Executive officers hold office until their successors are elected or appointed at the next annual meeting of the Board of Directors, or until their death, retirement, resignation, or removal.

Jeffrey L. Turner, 58.  Mr. Turner has been the President and Chief Executive Officer of Spirit Holdings since June 2006 and became a director of Spirit Holdings on November 15, 2006. Since June 16, 2005, the date of the Boeing Acquisition, he has also served in such capacities for Spirit. Mr. Turner joined Boeing in 1973 and was appointed Vice President — General Manager in November 1995. Mr. Turner received his Bachelor of Science in Mathematics and Computer Science and his M.S. in Engineering Management Science, both from Wichita State University. He was selected as a Boeing Sloan Fellow to the Massachusetts Institute of Technology’s (MIT) Sloan School of Management where he earned a Master’s Degree in Management.

Philip Anderson, 45.  Mr. Anderson became the Senior Vice President and Chief Financial Officer of Spirit Holdings on February 12, 2010. Mr. Anderson continues to serve as Treasurer of Spirit Holdings, a position he has held since November 2006. From October 2009 until February 2010, Mr. Anderson served as Vice President and Interim Chief Financial Officer of Spirit Holdings. From March 2003 until November 2006, Mr. Anderson was the Director of Corporate Finance and Banking for Boeing. Mr. Anderson began his career at Boeing in 1989 as a defense program analyst and served in a variety of finance and manufacturing operations leadership positions at Boeing Integrated Defense Systems and Boeing Commercial Airplanes. Mr. Anderson received his Bachelor of Arts and Masters of Business from Wichita State University and holds a Six Sigma Black Belt certification from the University of Michigan.

Ronald C. Brunton, 62.  Mr. Brunton became the Senior Vice President, Special Assignments of Spirit Holdings in June 2009, and served as the Executive Vice President and Chief Operations Officer of Spirit Holdings from February 2008 until June 2009. From the date of the Boeing Acquisition until February 2008, Mr. Brunton served as the Executive Vice President and Chief Operating Officer of Spirit Holdings and/or Spirit. Mr. Brunton joined Boeing in 1983 and was appointed Vice President of Manufacturing in December 2000. He served in that capacity until the date of the Boeing Acquisition. Mr. Brunton received his Bachelor of Science in Mechanical Engineering and equivalent undergraduate degree in Business from Wichita State University.

H. David Walker, 58.  Mr. Walker became the Senior Vice President, Chief Technology Officer and Business Development of Spirit Holdings in July 2009 and served as Senior Vice President of Sales and Marketing for Spirit Holdings and/or Spirit from September 2005 to July 2009. From 2003 through September 2005, Mr. Walker was a Vice President of Vought Aircraft Industries. Mr. Walker served as the Vice President/General Manager/Member of the Board of Directors of The Aerostructures Corp. from 2002 until 2003 and served as Vice President of Programs and Marketing from 1997 through 2002. Mr. Walker received both his Bachelor of Science and Masters of Science in Mechanical Engineering from Vanderbilt University.

Gloria Farha Flentje, 66.  Ms. Flentje became the Senior Vice President, Corporate Administration and Human Resources of Spirit Holdings in April 2008 and served as Vice President, General Counsel and Secretary of Spirit Holdings and/or Spirit from the date of the Boeing Acquisition until April 2008. Prior to the Boeing Acquisition, she worked for Boeing as Chief Legal Counsel for five years. Prior to joining Boeing, she was a partner in the Wichita, Kansas law firm of Foulston & Siefkin, L.L.P., where she represented numerous clients, including Boeing, on employment and labor matters and school law issues. Ms. Flentje graduated from the University of Kansas with a Bachelor of Arts in Mathematics and International Relations. She received her law degree from Southern Illinois University.

John Lewelling, 49.  Mr. Lewelling became the Senior Vice President/General Manager, Wing Systems Segment for Spirit Holdings in April 2008 and served as the Senior Vice President, Strategy and Information Technology for Spirit Holdings from November 2006 through April 2008. Mr. Lewelling was the Chief Operating Officer of GVW Holdings from 2004 to 2006. Mr. Lewelling was a Managing Director with AlixPartners from 2002 to 2003. Prior to that, he was a Partner with AT Kearney from 1999 to 2002. Mr. Lewelling received his Bachelor of Science degree in Materials and Logistics Management from Michigan State University.

Richard Buchanan, 59.  Mr. Buchanan became the Senior Vice President & Chief Operations Officer of Spirit Holdings in July 2009 and served as General Manager of Fuselage Systems Segment of Spirit Holdings and/or Spirit from the date of the Boeing Acquisition to July 2009. Prior to the Boeing Acquisition, he was employed by Boeing for more than 25 years, all of which were spent at Boeing Wichita, except for one and one-half years in Everett, Washington as Fuselage Leader for the 787. During his tenure with Boeing, Mr. Buchanan held the positions of Director for Sub-Assembly/Lot Time, Director for Light Structures, and the Director and Leader of B737 Structures Value Chain. Mr. Buchanan is a graduate of Friends University with a Bachelor of Science degree in Human Resource Management.

Michael G. King, 54.  Mr. King became the Senior Vice President/General Manager, Fuselage Systems Segment of Spirit Holdings in July 2009 and served as the Senior Vice President/General Manager of Propulsion Systems Segment of Spirit Holdings and/or Spirit from the date of the Boeing Acquisition to July 2009. Prior to the Boeing Acquisition, Mr. King worked for Boeing for 25 years, from 1980 until 2005. In 1990, Mr. King was assigned to the Sub-Assembly/Lot Time Manufacturing Business Unit at Boeing, responsible for lot time production activities. From 1996 until 2002, he worked at Boeing’s Machining Fabrication Manufacturing Business Unit with responsibility for production of complex machined detail parts and assemblies for all commercial airplane models. In 2002, Mr. King became the Director of the Strut, Nacelle and Composite Responsibility Center at Boeing. Mr. King earned an Associate of Arts degree from Butler County Community College. He completed his Bachelor of Science in Manufacturing Technology at Southwestern College and received a Mini-MBA from Wichita State University. Mr. King also completed the Duke University Executive Management Program in 2002.

John Pilla, 50.  Mr. Pilla became the Senior Vice President/General Manager, Propulsion Systems Segment of Spirit Holdings in July 2009. From April 2008 to July 2009, Mr. Pilla was Chief Technology Officer of Spirit Holdings and be served as Vice President/General Manager-787 of Spirit Holdings and/or Spirit, a position he assumed at the date of the Boeing Acquisition in June 2005 and held until March 2008. Mr. Pilla began his career at Boeing Commercial Airplanes in 1981 as a stress engineer and was promoted to Chief Engineer of Structures and Liaison in 1995. In 1997, Mr. Pilla led the Next-Generation 737 engineering programs and ultimately led the Define Team on the 737-900 fuselage and empennage in late 1997 as well as the 777LR airplane in May 2000. In July 2001, Mr. Pilla became the Director of Business Operations, a position he held until July 2003 when he accepted an assignment as 787 Director of Product Definition and Manufacturing. He received his Master’s degree in Aerospace Structures Engineering in 1986 and an MBA in 2002 from Wichita State University.

Jonathan Greenberg, 43.  Mr. Greenberg became the Senior Vice President, General Counsel and Secretary of Spirit Holdings in April 2008. Prior to joining Spirit, he was Vice President, General Counsel, Secretary and Chief Ethics & Compliance Officer for United Industrial/AAI Corporation, an aerospace and defense company located in Baltimore, Maryland, where he worked since 2004. From 2001 to 2004, Mr. Greenberg served as Senior Corporate Counsel for Manugistics, Inc., a global supply chain technology company, where he managed legal affairs for its government, aerospace and defense business. Mr. Greenberg earned his law degree in 1991 from the University of Virginia School of Law, and an undergraduate degree with a double major in Foreign Affairs and Russian Studies from the University of Virginia in 1988. He has been admitted to the Kansas, District of Columbia and New York bars, as well as the U.S. Court of Appeals, Second Circuit, and the federal district courts for the District of Columbia and the Southern and Eastern districts of New York.

Neil McManus, 44.  Mr. McManus is the Vice President and Managing Director of Spirit AeroSystems (Europe) Limited and has executive responsibility for Spirit AeroSystems (Malaysia) Sdn. Bhd. Since the date of the BAE Acquisition, he has served in that capacity for Spirit Europe. Mr. McManus joined BAE Systems Aerostructures in 1986 and was appointed Managing Director — Aerostructures in January 2003. Mr. McManus was educated at Loughborough University of Science and Technology, where he received his Bachelor of Science Honors Degree in Engineering Manufacturing and a diploma in Industrial Studies.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our class A common stock has been quoted on the NYSE under the symbol “SPR” since November 21, 2006. Prior to that time, there was no public market for our stock. As of February 17, 2010, there were approximately 277 holders of record of class A common stock. However, we believe that many additional holders of our class A common stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names. The closing price on February 17, 2010 was $18.70 per share as reported by the NYSE.

As of February 17, 2010, there were approximately 200 holders of record of class B common stock. Our class B common stock is neither listed nor publicly traded.

The following table sets forth for the indicated period the high and low sales price for our class A common stock on the NYSE.

	2009		2008
Fiscal Quarter	High	Low	High	Low

1st	$14.53	$8.03	$33.26	$21.61
2nd	$16.94	$10.68	$31.17	$20.84
3rd	$18.69	$12.08	$23.40	$16.08
4th	$20.50	$15.79	$17.06	$7.08

Dividend Policy

We did not pay any cash dividends in 2008 or 2009 and we currently do not intend to pay cash dividends and, under conditions in which our cash is below specific levels, are prohibited from doing so under credit agreements governing our credit facilities. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents restricted shares outstanding under the Executive Incentive Plan, the Director Stock Plan, and the Short-Term and Long-Term Incentive Plans as of December 31, 2009.

Equity Compensation Plan Information

Number of Securities
Remaining Available
	Number of Securities		for Future Issuances
	to be Issued	Weighted-Average	Under the Equity
	Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column(a))
	(a)	(b)	(c)

Restricted Stock Awards
Equity compensation plans approved by security holders(1)(2)	3,540,663	$—	12,800,236
Equity compensation plans not approved by security holders(2)	—	$—	—
Total	3,540,663	$—	12,800,236

(1)	Approved by previous security holders in place before our initial public offering.

(2)	Our equity compensation plans provide for the issuance of incentive awards to officers, directors, employees and consultants in the form of stock appreciation rights, restricted stock, restricted stock units and deferred stock, in lieu of cash compensation.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following table sets forth our selected consolidated financial data for each of the periods indicated. The period from January 1, 2005 through June 16, 2005 reflects data of the Wichita Division of Boeing Commercial Airplanes (“Predecessor”) for financial accounting purposes. The periods beginning June 17, 2005 reflect our financial data after the Boeing Acquisition. Financial data for the period from January 1, 2005 through June 16, 2005 (Predecessor), the period from June 17, 2005 through December 29, 2005 (Spirit Holdings) and the twelve month periods ended December 31, 2006, December 31, 2007, December 31, 2008, and December 31, 2009 (Spirit Holdings) are derived from the audited consolidated financial statements of Predecessor or the audited consolidated financial statements of Spirit Holdings, as applicable. The audited consolidated financial statements for the years ended December 31, 2007, December 31, 2008 and December 31, 2009 (Spirit Holdings) are included in this Annual Report. You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined and consolidated financial statements and related notes contained elsewhere in this Annual Report.

	Spirit Holdings					Predecessor
					Period	Period
					from	from
					June 17,	January 1,
					2005	2005
	Twelve Months Ended				through	through
	December 31,	December 31,	December 31,	December 31,	December 29,	June 16,
	2009	2008	2007	2006	2005	2005

	(Dollars in millions, except per share data)
Statement of Income Data:
Net revenues	$4,078.5	$3,771.8	$3,860.8	$3,207.7	$1,207.6	N/A
Cost of sales(1)	3,581.4	3,163.2	3,197.2	2,934.3	1,056.4	$1,163.9
Selling, general and administrative expenses(2)	137.1	154.5	192.1	225.0	140.7	79.7
Research and development	56.7	48.4	52.3	104.7	78.3	11.0

Operating income (loss)	303.3	405.7	419.2	(56.3)	(67.8)	N/A
Interest expense and financing fee amortization(3)	(43.6)	(39.2)	(36.8)	(50.1)	(25.5)	N/A
Interest income	7.0	18.6	29.0	29.0	15.4	—
Other income (loss), net	6.1	(1.2)	8.4	5.9	1.3	N/A

Income (loss) before income taxes and equity in net loss of affiliate	272.8	383.9	419.8	(71.5)	(76.6)	N/A
Income tax benefit (provision)(4)	(80.9)	(118.5)	(122.9)	88.3	(13.7)	N/A
Equity in net loss of affiliate	(0.2)	—	—	—	—	N/A

Net income (loss)	$191.7	$265.4	$296.9	$16.8	$(90.3)	N/A

Net income (loss) per share, basic	$1.39	$1.93	$2.19	$0.15	$(0.80)	N/A
Shares used in per share calculation, basic(5)	137.2	137.0	134.5	115.6	113.5	N/A
Net income (loss) per share, diluted	$1.37	$1.91	$2.13	$0.14	$(0.80)	N/A
Shares used in per share calculation, diluted	139.8	139.2	139.3	122.0	113.5	N/A

	Spirit Holdings					Predecessor
					Period	Period
					from	from
					June 17,	January 1,
					2005	2005
	Twelve Months Ended				through	through
	December 31,	December 31,	December 31,	December 31,	December 29,	June 16,
	2009	2008	2007	2006	2005	2005

	(Dollars in millions)
Other Financial Data:
Cash flow provided by (used in) operating activities	$(13.9)	$210.7	$180.1	$273.6	$223.8	$(1,177.8)
Cash flow (used in) investing activities	$(112.4)	$(119.8)	$(239.1)	$(473.6)	$(1,030.3)	$(48.2)
Cash flow provided by financing activities	$276.1	$3.5	$8.3	$140.9	$1,047.8	N/A
Capital expenditures	$(228.2)	$(235.8)	$(288.2)	$(343.2)	$(144.6)	$(48.2)
Consolidated Balance Sheet Data:
Cash and cash equivalents(6)	$369.0	$216.5	$133.4	$184.3	$241.3	$0.8
Accounts receivable, net	$160.4	$149.3	$159.9	$200.2	$98.8	$0.4
Inventories, net	$2,206.9	$1,882.0	$1,342.6	$882.2	$510.7	$487.6
Property, plant & equipment, net	$1,279.3	$1,068.3	$963.8	$773.8	$518.8	$528.4
Total assets	$4,473.8	$3,760.3	$3,339.9	$2,722.2	$1,656.6	$1,020.4
Total debt	$893.8	$588.0	$595.0	$618.2	$721.6	N/A
Long-term debt	$884.7	$580.9	$579.0	$594.3	$710.0	N/A
Total equity	$1,573.8	$1,297.5	$1,267.1	$859.5	$326.3	N/A

(1)	Included in 2006 cost of sales are non-recurring charges of $321.9 million for the Union Equity Participation Plan.

(2)	Includes non-cash stock compensation expenses of $9.7 million, $15.3 million, $32.6 million, $56.6 million, $34.7 million, and $22.1 million, for the respective periods starting with the twelve months ended December 31, 2009. Also included in 2007 are $4.9 million of costs associated with evaluation of Airbus’ European manufacturing sites in 2007. Included in 2006 are $8.3 million of IPO related charges.

(3)	Included in 2006 interest expense and financing fee amortization are expenses related to the IPO of $3.7 million.

(4)	Included in the 2006 income tax benefit is a $40.1 million federal and a $4.0 million state tax valuation allowance reversal totaling $44.1 million.

(5)	Under the FASB guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

(6)	Prior to the Boeing Acquisition, the Predecessor was part of Boeing’s cash management system, and consequently, had no separate cash balance. Therefore, at June 16, 2005, the Predecessor had negligible cash on the balance sheet.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Events

On February 12, 2010, the Company announced that Philip Anderson was appointed Senior Vice President and Chief Financial Officer of Spirit Holdings. On February 12, 2010, Spirit also entered into a new employment agreement with Mr. Anderson.

On February 8, 2010, Boeing completed the first flight of the B747-8.

On December 15, 2009, Boeing completed the first flight of the B787 jetliner, marking a significant milestone in the program. This was followed by the completion of initial airworthiness testing on January 15, 2010.

On October 9, 2009, our engineers represented by the Society of Professional Engineering Employees in Aerospace — Wichita Engineering Unit (SPEEA) approved a new union contract effective through December 1, 2012.

Overview

We are the largest independent non-OEM (original equipment manufacturer) aircraft parts designer and manufacturer of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the twelve months ended December 31, 2009, we generated net revenues of $4,078.5 million and net income of $191.7 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. This segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma, Prestwick, Scotland and Subang, Malaysia. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 25%, 25% and 1%, respectively, of our net revenues for the twelve months ended December 31, 2009.

Market Trends

The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. The global industry contracted significantly in 2008 and in 2009 for both passenger air traffic and cargo freight, but is beginning to show signs of stabilization. Near-term challenges include economic weakness in the airline industry and continuing turmoil in global credit markets, which may lead to increased aircraft order cancellations and deferrals as well as customer difficulty in obtaining financing for large purchases, and ongoing pressure by airlines to cut capacity by canceling some routes, limiting flight frequencies, and parking aircraft (all contributing to a further softening demand for new aircraft). To date, both Boeing and Airbus have been able to avoid major production and delivery slowdowns by finding replacement customers for deferred or cancelled aircraft. Possible exogenous shocks such as expanding conflicts in the Middle East, terrorist attacks against the industry, or a pandemic health crisis also have the potential to cause precipitous declines in air traffic.

Demand for commercial aerostructures is highly correlated to demand for new aircraft. From 2005 through 2008, Boeing and Airbus experienced an unprecedented order intake and backlog growth. In that period, the two manufacturers obtained combined total gross orders of approximately 8,400 aircraft. Their aggregate backlog increased from nearly 2,600 to over 7,400 aircraft. However, largely due to declining demand for commercial air travel including both passenger and freight activity, annual commercial net orders fell to 413 in 2009, which was lower than deliveries for that year, resulting in a decrease in aggregate backlog. Despite the order slowdown, high backlog levels are expected to continue to drive stable production and delivery forecasts in the near-term from both Boeing and Airbus. If the commercial backlog were to continue to decline, there could be a resulting near-term impact on production rates. If production rates fell, we would take actions to reduce costs and limit capital spending to mitigate the resulting loss of revenues and production base. The following table sets forth the historical deliveries of Boeing and Airbus for 2005 through 2009 and delivery expectations for 2010.

	2005	2006	2007	2008	2009	2010(1)

Boeing	290	398	441	375	481	460-465
Airbus	378	434	453	483	498	480-490

Total	668	832	894	858	979	940-955

(1)	Boeing has announced that it expects its 2010 deliveries to be between 460-465. We expect Airbus deliveries to be approximately 480-490 in 2010.

Inventory continues to grow both in terms of absolute dollars as well as a percentage of total assets. Inventory as a percentage of total assets was 49%, 50% and 40% at December 31, 2009, 2008, and 2007, respectively. This overall trend in inventory is driven primarily by our contractually required investments in new programs which include the Boeing B787, Gulfstream G250 and G650, Airbus A350 XWB, Sikorsky CH-53K and Rolls Royce BR725 programs. The contracts for these new programs accounted for an increase in inventory from 2008 to 2009 of $317.3 million, net of the $93.0 million forward loss provision recorded in the second quarter of 2009 on our Gulfstream G250 contract. The remaining contracts, primarily for Boeing and Airbus programs, contributed only $7.6 million to the increase in inventory. The increases in inventory for new programs in the last few years are a result of the application of the percentage-of-completion method of contract accounting with regard to inventory and revenue recognition. Under this method, investments in new contracts, including contractual pre-production costs and recurring production costs in excess of the projected average cost to manufacture all units in the contract block, initially accumulate in inventory for the related contract. Once production has reached a point where the cost to produce a ship set falls below such projected average cost, the inventory balance for such program will begin to decrease. As many of our new programs are either in the pre-production phase or the early stages of recurring production, we expect that inventory balances will continue to increase in 2010. Deferred inventory costs are evaluated for recoverability through their inclusion in the total costs used in the calculation of each contract’s estimated profit margin. When the estimated total contract costs exceed total estimated contract revenues, an inventory reserve is established.

New Program Performance

We are currently performing work on several new programs, which are in various stages of development. Several of these programs entered flight testing during the fourth quarter of 2009, including the Boeing B787, Gulfstream G250, and Gulfstream G650 (which includes the Rolls Royce BR725) and we expect to deliver revenue-generating production units for all of these programs in 2010. In addition, we are working on the new Boeing 747 derivative (the 747-8), which entered flight testing in February of 2010. Historically, low rate production commences during flight testing, followed by an increase to full-rate production, assuming that successful testing and certification are achieved. Accordingly, we anticipate that each of these programs will begin generating full-rate production level revenues between 2012 and 2014. The Boeing B787 is the only new program that is expected to have a material impact on our net revenues. We are still in the early development stages for the Airbus A350 XWB, Bombardier CSeries and Mitsubishi MRJ programs, as these aircraft are not scheduled to enter service until 2013 or later. Transition of each of these programs from development to recurring production levels is dependent upon the success of each program at achieving flight testing and certification, as well as the ability of the OEM to generate acceptable levels of aircraft sales.

Fiscal year 2009 was a challenging year for certain of our new programs. While work progressed as anticipated on the Airbus A350 XWB, Bombardier CSeries and Mitsubishi MRJ programs, we experienced difficulties in achieving estimated cost targets on certain other programs, particularly in the areas of engineering and estimated recurring costs. As described in more detail in “— Results of Operations,” we recorded a $93.0 million forward loss on our G250 wing and tooling contracts in the second quarter of 2009. We may experience additional cost pressures on this program in the future as we progress through the flight testing and certification phases. During the fourth quarter of 2009, we recorded a charge of $7.5 million on our Sikorsky CH-53K contract because of additional cost to support a weight improvement plan. While our estimates for this contract continue to show positive margins, it also faces the potential of additional cost growth as we progress through the Systems Development and Demonstration phase. In 2009, Cessna cancelled further development of the Citation Columbus business jet and terminated our contract to supply the fuselage and empennage for this program. At the time, we recorded a $10.9 million charge to reflect the estimated impact of this termination. We remain at risk of future charges on this program pending resolution of Spirit’s contract termination claims seeking recovery of costs incurred.

We have also experienced cost overruns during the development phase of the Rolls Royce BR725 program. Under our contract with Rolls-Royce, we have been engaged to design, develop and manufacture nacelles for the BR725 engine on the Gulfstream G650 over the life of the program. The contract provides for fixed prices for a period of time, subject thereafter to adjustment. The higher than expected spending on the BR725 program has resulted in an estimated margin of zero, with additional potential future cost pressures as well as opportunities for improved performance. Although the G650 wing contract is progressing, it is also experiencing cost pressures stemming from higher than anticipated engineering effort as well as design changes. While we still estimate positive margins for this contract, risks related to additional engineering as well as the recurring cost profile remain as this program enters flight testing.

We seek additional consideration for customer work statement changes throughout the development process as a standard course of business. The ability to recover or negotiate additional consideration is not certain and varies by contract. Varying market conditions for these products may also impact future profitability.

Although none of these new programs other than the B787 individually are expected to have a material impact on our net revenues, they do have the potential, either individually or in the aggregate, to materially and negatively impact our consolidated results of operations if future changes in estimates result in the need for a forward loss provision. Absent any such loss provisions, we do not anticipate that any of these new programs other than the B787 will significantly dilute our future consolidated margins. As the B787 approaches full-rate production, it may adversely impact our consolidated margins.

2010 Outlook

We expect the following results, or ranges of results, for the year ending December 31, 2010:

	2010 Outlook	2009 Actuals

Revenues	$4.0-$4.2 billion	$4.1 billion
Earnings per share, fully diluted	$1.50-$1.70 per share	$1.37 per share
Cash flow from operations	$(250) million	$(14) million
Capital expenditures	~$325 million	$228 million
Customer reimbursement	n/a	$115 million

Our 2010 outlook is based on the following market assumptions:

•	We expect our 2010 revenues to be between $4.0 and $4.2 billion based on Boeing’s 2010 delivery guidance of 460-465 aircraft; anticipated B787 deliveries; expected Airbus deliveries in 2010 of approximately 480-490 aircraft; internal Spirit forecasts for non-OEM production activity and other customers; and foreign exchange rates consistent with fourth quarter 2009 levels.

•	We expect our 2010 fully diluted earnings per share to be between $1.50 and $1.70 per share reflecting margin headwind in the next contract accounting blocks driven by volume and model mix, increased depreciation expense, lower pension income, and increased interest expense.

•	We expect our 2010 cash flow from operations, less capital expenditures, to be approximately a $(250) million use of cash in the aggregate, which includes capital expenditures of approximately $325 million. Planned capital expenditures in 2010 include approximately $100 million of tooling associated with the Airbus A350 XWB program.

•	Risks to our financial guidance include: reduced demand for our core products; higher than forecasted costs to develop new programs; our ability to achieve anticipated productivity and cost improvements; unfavorable resolution of certain B787 assertions; and labor negotiations.

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

As part of the monthly consolidation process, the functional currency is translated to U.S. dollars using the end-of-month currency translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts as defined by FASB authoritative guidance on foreign currency translation.

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

Revenues and Profit Recognition

A significant portion of the Company’s revenues are recognized under long-term, volume-based pricing contracts, requiring delivery of products over several years. The Company recognizes revenue under the contract method of accounting and records sales and profits on each contract in accordance with the percentage-of-completion method of accounting, primarily using the units of delivery method. Revenues from non-recurring design work are recognized based on substantive milestones or use of the cost-to-cost method, that are indicative of our progress toward completion depending on facts and circumstances. We follow the requirements of FASB authoritative guidance on accounting for the performance of construction-type and certain production-type contracts (the contract method of accounting), using the cumulative catch-up method in accounting for revisions in estimates.

Under the cumulative catch-up method, the impact of revisions in estimates are recognized immediately when changes in estimated contract profitability become known.

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

Since Boeing retained title to tooling assets and provides such tooling to the Company at no cost, the Company treats the amortization of Boeing-owned tooling as a reduction to revenues as required by FASB authoritative guidance on consideration given by a vendor to a customer, including resellers of the vendor’s product. These items are netted against gross revenues in calculating net revenues.

New Programs

A significant portion of the Company’s future revenues is expected to be derived from new programs, most notably the B787, on which we may be contracted to provide design and engineering services, recurring production, or both. There are several risks inherent to such new programs. In the design and engineering phase, we may incur costs in excess of our forecasts due to several factors, including cost overruns, customer directed change orders and delays in the overall program. We may also incur higher than expected recurring production costs, which may be caused by a variety of factors, including the future impact of engineering changes (or other change orders) or our inability to secure contracts with our suppliers at projected cost levels. Our ability to recover these excess costs from the customer will depend on several factors, including our rights under our contracts for the new programs. In determining our profits and losses in accordance with the percentage-of-completion method of contract accounting, we are required to make significant assumptions regarding our future costs, as well as the estimated number of units to be manufactured under the contract and other variables. We continually review and update our assumptions based on market trends and our most recent experience. If we make material changes to our assumptions, such as a reduction in the estimated number of units to be produced under the contract (which could be caused by emerging market trends or other factors), an increase in future production costs or a change in the recoverability of increased design or production costs, we may experience negative cumulative catch-up adjustments related to revenues previously recognized. In some cases, we may recognize forward loss amounts. For a broader description of the various types of risks we face related to new programs, see “Risk Factors — Risk Factors Related to Our Business and Industry.”

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

Income Taxes

Income taxes are accounted for in accordance with FASB authoritative guidance on accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. Tax rate changes impacting these assets and liabilities are recognized in the period during which the rate change occurs.

We record an income tax expense or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB authoritative guidance on accounting for the uncertainty in income taxes. The final tax outcome for these matters may be different than management’s original estimates made in determining the income tax provision. A change to these estimates could impact the effective tax rate and net income or loss in subsequent periods. We use the flow-through accounting method for tax credits. Under this method, tax credits reduce income tax expense.

Pensions and Other Post-Retirement Benefits

We account for pensions and other post-retirement benefits in accordance with FASB authoritative guidance on employers’ accounting for pensions, post-retirement benefits other than pensions, defined benefit pension and other post-retirement plans.

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

Stock Compensation Plans

At inception, we adopted FASB authoritative guidance which generally requires companies to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period or immediately if there is no service period or other performance requirements. Stock-based compensation represents a significant accounting policy of ours, which is further described in Note 2 within the notes to our consolidated financial statements included in this Annual Report.

We have established various stock compensation plans that include restricted share grants and restricted stock units.

New Accounting Standards

For a listing of new accounting standards see Note 2, “Summary of Significant Accounting Policies — New Accounting Standards.”

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Twelve	Twelve	Twelve
	Months	Months	Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(Dollars in millions)

Net revenues	$4,078.5	$3,771.8	$3,860.8
Cost of sales(1)	3,581.4	3,163.2	3,197.2
Selling, general and administrative expenses(2)	137.1	154.5	192.1
Research and development	56.7	48.4	52.3

Operating income	303.3	405.7	419.2
Interest expense and financing fee amortization	(43.6)	(39.2)	(36.8)
Interest income	7.0	18.6	29.0
Other income (loss), net	6.1	(1.2)	8.4

Income before income taxes and equity in net loss of affiliate	272.8	383.9	419.8
Income tax (expense)	(80.9)	(118.5)	(122.9)

Income before equity in net loss of affiliate	191.9	265.4	296.9
Equity in net loss of affiliate	(0.2)	—	—

Net income	$191.7	$265.4	$296.9

(1)	Included in 2007 cost of sales are charges related to the UEP payout of $1.2 million.

(2)	Includes non-cash stock compensation expense of $9.7 million, $15.3 million, and $32.6 million, respectively, for the periods starting with the twelve months ended December 31, 2009. Also included in the twelve months ended December 31, 2007, are $4.9 million of costs associated with the evaluation of Airbus’ European manufacturing sites.

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

Comparative ship set deliveries by model are as follows:

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
Model	2009	2008	2007

B737	350	317	331
B747	11	16	18
B767	12	10	13
B777	82	68	83
B787	11	3	1

Total Boeing	466	414	446
A320 Family	408	367	359
A330/340	100	90	85
A380	11	16	5

Total Airbus	519	473	449
Hawker 800 Series	44	91	68

Total Spirit	1,029	978	963

Net revenues by prime customer are as follows:

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
Prime customer	2009	2008	2007
	(Dollars in millions)

Boeing	$3,472.4	$3,219.6	$3,363.5
Airbus	444.1	421.1	402.0
Sikorsky	45.2	19.9	22.4
Hawker Beechcraft	12.0	27.7	28.1
Other	104.8	83.5	44.8

Total net revenues	$4,078.5	$3,771.8	$3,860.8

2009 G250 Forward Loss Charge

In the second quarter of 2009, we recorded a $93.0 million forward loss charge for the Gulfstream G250 (“G250”) business jet program. Under our contract for this program, we have the exclusive right to design, develop and manufacture wing components over the life of the program. The contract provides for fixed prices, which are subject to annual formulaic adjustments based on changes in certain specified cost indices. In addition, the G250 contract requires us to fund certain up-front development expenses. The G250 program charge resulted from the combination of higher than anticipated non-recurring costs, increased forecasted costs on recurring production and a decrease in the estimated number of units to be produced over which the increased non-recurring costs will be spread. The increases in costs were driven by several factors, including: changing technical requirements, overspending on the design and engineering phase of the program and uncertainty in our ability to secure long-term contracts with suppliers at projected cost levels. The decrease in the estimated number of units to be produced under the contract was due to deterioration in the global economy and decreasing demand for mid-sized business jets. Further cost increases or an inability to meet revised recurring cost forecasts on the G250 program may result in additional forward loss reserves in future periods, while improvements in future costs compared to current estimates may result in favorable adjustments if forward loss reserves are no longer required.

Twelve Months Ended December 31, 2009 as Compared to Twelve Months Ended December 31, 2008

Net Revenues.  Net revenues for the twelve months ended December 31, 2009, were $4,078.5 million, an increase of $306.7 million, or 8%, compared with net revenues of $3,771.8 million for the prior year. The increase in net revenues is primarily attributable to an increase in ship set deliveries for large commercial aircraft caused in part by the reduction in deliveries in 2008 that resulted from the IAM Strike at Boeing. Ship set deliveries to Boeing increased 13% to 466 ship sets during the twelve months ended December 31, 2009, compared to 414 ship sets in 2008. Ship set deliveries for Airbus increased 10% to 519 ship sets during the twelve months ended December 31, 2009, compared to 473 ship sets in 2008. In total, for the twelve months ended December 31, 2009, we delivered 1,029 ship sets compared to 978 ship sets delivered in 2008, a 5% increase. Approximately 96% of Spirit’s net revenues for the twelve months ended December 31, 2009 came from our two largest customers, Boeing and Airbus.

Cost of Sales.  Cost of sales as a percentage of net revenues was 88% for the twelve months ended December 31, 2009, as compared to 84% the prior year. The increase in cost of sales in 2009 was due primarily to several unusual charges recorded in the second quarter, including a $93.0 million forward loss charge for the Gulfstream G250 business jet program and the $10.9 million impact of the Cessna Citation Columbus termination. During 2009, Spirit updated its contract profitability estimates resulting in aggregate unfavorable cumulative catch-up adjustments of $58.5 million related to periods prior to 2009 to reflect, among other things, post-strike production ramp up as a result of the IAM Strike at Boeing, nutplate rework, transition to a new enterprise resource planning (ERP) system, higher than forecasted costs on contract blocks completed in December 2009 and higher than expected costs on the Sikorsky CH-53K program. Unfavorable cumulative catch-up adjustments totaling $22.6 million were recorded in 2008 related to periods prior to 2008, driven primarily by lower forecasted pension income and impact of the IAM Strike at Boeing.

SG&A, Research and Development.  Combined SG&A, Research and Development costs as a percentage of net revenues were 4.8% and 5.4% for the twelve months ended December 31, 2009 and December 31, 2008, respectively, despite lower net revenues in 2008 as a result of the IAM Strike at Boeing. SG&A expenses for the twelve months ended December 31, 2009, were lower as a percentage of net revenues due primarily to a reduction in incentive compensation and lower stock compensation expenses. In 2009, we recognized $9.7 million in stock compensation expense in SG&A as compared to $15.3 million in 2008. Research and Development costs for 2009 were $56.7 million as compared to $48.4 million in 2008 due to an increase in B787 derivative activities and A350 tooling activities.

Operating Income.  Operating income for the twelve months ended December 31, 2009, was $303.3 million, a decrease of $102.4 million, or 25%, compared to operating income of $405.7 million for the prior year. The decrease is primarily attributable to unusual charges incurred in the second quarter of 2009, including a $93.0 million forward loss charge for the Gulfstream G250 business jet program, the $10.9 million impact of the Cessna Citation Columbus termination, and the realization of larger unfavorable cumulative catch-up adjustments totaling $58.5 million related to periods prior to 2009, partially offset by increased delivery rates for large commercial aircraft.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the twelve months ended December 31, 2009, includes $37.1 million of interest and fees paid or accrued in connection with long-term debt and $6.5 million in amortization of deferred financing costs, as compared to $34.5 million of interest and fees paid or accrued in connection with long-term debt and $4.7 million in amortization of deferred financing costs in the prior year. The increase in interest expense associated with long-term debt in 2009 was primarily driven by interest related to the senior unsecured bonds that we issued at the end of the third quarter of 2009, partially offset by lower LIBOR rates on the floating portion of our Term B loan. The increase in deferred financing costs was a result of increased amortized costs associated with the amendment and restatement of our senior credit facility.

Interest Income.  Interest income for the twelve months ended December 31, 2009, consisted of $6.5 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition and $0.5 million of interest income compared to

$16.2 million of accretion of the discounted long-term receivable and $2.4 million of interest income for the prior year. The decrease of $11.6 million as compared to the twelve months ended December 31, 2008 was primarily due to lower accretion income as a result of a lower outstanding balance on the discounted long-term receivable which was collected in full in December 2009 and lower interest rates on interest bearing accounts.

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

The income tax provision for the twelve months ended December 31, 2009, was $80.9 million compared to $118.5 million for the prior year. The 2009 effective tax rate was 29.7% as compared to 30.9% for 2008. The decrease in the effective tax rate recorded for 2009 is related primarily to additional U.S. federal research and experimentation tax credits. The decrease from the U.S. statutory tax rate is attributable primarily to the U.S. federal research and experimentation tax credit and the qualified domestic production activities deduction.

Segments.  The following table shows segment revenues for the twelve months ended December 31, 2009, December 31, 2008 and December 31, 2007:

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	(Dollars in millions)

Segment Net Revenues
Fuselage Systems	$2,003.6	$1,758.4	$1,790.7
Propulsion Systems	1,030.0	1,031.7	1,063.6
Wing Systems	1,024.4	955.6	985.5
All Other	20.5	26.1	21.0

	$4,078.5	$3,771.8	$3,860.8

Segment Operating Income
Fuselage Systems	$287.6	$287.6	$317.6
Propulsion Systems	122.6	162.2	174.2
Wing Systems	20.7	99.7	111.3
All Other	(1.4)	0.3	2.5

	429.5	549.8	605.6
Unallocated corporate SG&A(1)	(122.7)	(141.7)	(181.6)
Unallocated research and development	(3.5)	(2.4)	(4.8)

Total operating income	$303.3	$405.7	$419.2

(1)	Unallocated corporate SG&A for 2007 includes $7.0 million of non-cash stock compensation expense related to the secondary offering that occurred in May 2007, $10.3 million of non-recurring transition costs, and expenses of $4.9 million associated with the evaluation of Airbus’ manufacturing sites in Europe.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 25%, 25% and 1%, respectively, of our net revenues for the twelve months ended December 31, 2009. Revenues attributable to Airbus are recorded within Wing Systems. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 67%, 28%, 5% and less than 1%, respectively, of our operating income before unallocated corporate expenses for the year ended December 31, 2009.

Fuselage Systems.  Fuselage Systems segment net revenues for the twelve months ended December 31, 2009, were $2,003.6 million, an increase of $245.2 million, or 14%, compared with Fuselage Systems segment net revenues of $1,758.4 million for the prior year. This reflects an increase in deliveries for most Boeing large commercial aircraft programs in 2009 due to the IAM Strike in late 2008 and delivery of eleven B787 forward fuselage sections in 2009 as compared with three deliveries in the prior year, partially offset by fewer deliveries of B747 units. Fuselage Systems recorded segment operating margins of 14% for the twelve months ended December 31, 2009, as compared to 16% reported for the prior year as net unfavorable cumulative catch-up adjustments of $29.9 million were realized during 2009 related to periods prior to 2009, primarily driven by post-strike production ramp-up as a result of the IAM Strike in late 2008, nutplate rework, transition to a new ERP system, higher than forecasted costs on contract blocks completed in December 2009, and higher than expected costs on the Sikorsky CH-53K program. In addition, a $10.9 million charge for the termination of the Cessna Citation Columbus program was recorded during 2009. Unfavorable cumulative catch-up adjustments of $10.7 were recorded in 2008 related to periods prior to 2008.

Propulsion Systems.  Propulsion Systems segment net revenues for the twelve months ended December 31, 2009, were $1,030.0 million, which were essentially flat compared with Propulsion Systems segment net revenues of $1,031.7 million for the prior year. This reflects an increase in deliveries for most Boeing large commercial aircraft programs in 2009 due to the IAM Strike in late 2008, partially offset by fewer B747 units. Propulsion Systems recorded segment operating margins of 12% for the twelve months ended December 31, 2009, as compared to 16% reported for the prior year as net unfavorable cumulative catch-up adjustments of $22.4 million were realized during 2009 related to periods prior to 2009, primarily driven by disruption related to the post-strike production ramp-up as a result of the IAM Strike in late 2008. In addition, lower aftermarket sales were realized year over year. Unfavorable cumulative catch-up adjustments of $4.4 were recorded in 2008 related to periods prior to 2008.

Wing Systems.  Wing Systems segment net revenues for the twelve months ended December 31, 2009, were $1,024.4 million, an increase of $68.8 million, or 7%, compared with Wing Systems segment net revenues of $955.6 million for the prior year. This reflects increased non-recurring revenues related to engineering and development work on our new programs. Wing Systems recorded segment operating margins of 2% for the twelve months ended December 31, 2009 as compared to 10% reported for the prior year due primarily to a $90.5 million forward loss charge for the Gulfstream G250 business jet program recorded in the second quarter of 2009, as well as net unfavorable cumulative catch-up adjustments of $6.2 million realized in 2009 related to periods prior to 2009. Unfavorable cumulative catch-up adjustments of $7.5 million were recorded in 2008 related to periods prior to 2008.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from KIESC. In the twelve months ended December 31, 2009, All Other segment net revenues were $20.5 million, a decrease of $5.6 million, or 21%, compared with $26.1 million for the prior year. The decrease in net revenues for the twelve months ended December 31, 2009, was primarily driven by a decrease in third party tooling sales. The All Other segment recorded operating margins of (7%) for the twelve months ended December 31, 2009 as compared to 1% for the prior year. The decrease in margins was primarily due to a $2.5 million charge recorded in the second quarter of 2009 related to tooling for the Gulfstream G250 business jet program.

Twelve Months Ended December 31, 2008 as Compared to Twelve Months Ended December 31, 2007

Net Revenues.  Net revenues for the twelve months ended December 31, 2008, were $3,771.8 million, a decrease of $89.0 million, or 2%, compared with net revenues of $3,860.8 million for the prior year. The decrease in net revenues is primarily attributable to decreased ship set deliveries on the B737, B747, B767 and B777 programs due to the IAM Strike, partially offset by a volume-based pricing adjustment, changes in product mix, and an increase in ship set deliveries for the A320, A330/340, and A380 programs. Ship set deliveries to Boeing decreased 7% to 414 ship sets during the twelve months ended December 31, 2008, compared to 446 ship sets in 2007. As of December 31, 2008, we had 22 ship-in-place units with a total value of $133.9 million that had not been physically delivered to Boeing. Ship set deliveries for Airbus increased 5% to 473 ship sets during the twelve months ended December 31, 2008, compared to 449 ship sets in 2007, while ship set deliveries to Hawker increased to 91 ship sets during the twelve months ended December 31, 2008, compared to 68 ship sets in 2007, in each case due to increases in the customer delivery schedule. In total, for the twelve months ended December 31, 2008, we delivered 978 ship sets compared to 963 ship sets delivered in 2007, a 2% increase. Approximately 96% of Spirit’s net revenues for the twelve months ended December 31, 2008 came from our two largest customers, Boeing and Airbus.

Cost of Sales.  Cost of sales as a percentage of net revenues was 84% for the twelve months ended December 31, 2008, as compared to 83% in the prior year. During the fourth quarter of 2008, Spirit updated its contract profitability estimates to reflect, among other things, lower forecasted pension income in the current contract accounting blocks, unfavorable foreign exchange rate movements, net impact from other matters including customer requested delivery delays on the B787 and B747-8 programs, increasing costs from certain suppliers and the IAM Strike. The net impact of these matters resulted in a $22.6 million unfavorable cumulative catch-up adjustment for the twelve months ended December 31, 2008 related to periods prior to 2008. A favorable cumulative catch-up adjustment of $12.5 million was recorded in the twelve months of 2007 related to periods prior to 2007, driven primarily by lower fringe expenses and favorable cost trends within the current contract blocks.

SG&A, Research and Development.  SG&A, Research and Development as a percentage of net revenues for the twelve months ended December 31, 2008 was 5%, compared to 6% in the prior year despite lower net revenues in 2008 as a result of the IAM Strike. SG&A expenses for the twelve months ended December 31, 2008, were lower as a percentage of net revenues due primarily to a reduction in spending on transition related costs and lower stock compensation expenses. SG&A in 2007 also included $7.0 million of non-cash stock compensation expense related to the secondary offering that occurred in May of 2007 and expenses of $4.9 million associated with the evaluation of Airbus’ manufacturing sites in Europe. Transition expenses were reduced from $10.3 million in 2007 to $0.4 million in 2008 as we transitioned to Spirit-owned systems and processes. In 2008, we recognized $15.3 million in stock compensation expense in SG&A as compared to $32.6 million in 2007. Research and Development costs for 2008 were $48.4 million as compared to $52.3 million in 2007.

Operating Income.  Operating income for the twelve months ended December 31, 2008, was $405.7 million, a decrease of $13.5 million, or 3%, compared to operating income of $419.2 million in the prior year. The decrease is primarily attributable to lower sales volume and the unfavorable 2008 cumulative catch-up adjustments, partially offset by lower SG&A and research and development expenses.

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

Interest Income.  Interest income for the twelve months ended December 31, 2008, consisted of $16.2 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition and $2.4 million of interest income compared to $21.1 million of accretion of the discounted long-term receivable and $7.9 million of interest income in the prior year. The decrease of $10.4 million as compared to the twelve months ended December 31, 2007 was primarily due to lower accretion income as a result of a lower outstanding balance on the discounted long-term receivable and lower interest earned on interest bearing accounts.

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

The income tax provision for the twelve months ended December 31, 2008, was $118.5 million compared to $122.9 million in the prior year. The 2008 effective tax rate was 30.9% as compared to 29.3% for 2007. The increase in the effective tax rate recorded for 2008 is related primarily to reduced state income tax credits partially offset by additional federal research and experimentation tax credits. The decrease from the U.S. statutory tax rate is attributable primarily to state income tax credits, the federal research and experimentation tax credit, and the qualified domestic production activities deduction.

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

Fuselage Systems.  Fuselage Systems segment net revenues for the twelve months ended December 31, 2008, were $1,758.4 million, a decrease of $32.3 million, or 2%, compared with Fuselage Systems segment net revenues of $1,790.7 million in the prior year. This reflects a decrease in B737, B747, B767 and B777 model production due to the IAM Strike, partially offset by delivery of three B787 forward fuselage sections in 2008 as compared to one delivery in the prior year. Fuselage Systems recorded segment operating margins of 16% for the twelve months ended December 31, 2008, as compared to 18% reported in the prior year. The lower operating margin percentage in 2008 is primarily the result of a $10.7 million net unfavorable cumulative catch-up adjustment related to periods prior to 2008.

Propulsion Systems.  Propulsion Systems segment net revenues for the twelve months ended December 31, 2008, were $1,031.7 million, a decrease of $31.9 million, or 3%, compared with Propulsion Systems segment net revenues of $1,063.6 million in the prior year. This reflects a decrease in B737, B747, B767 and B777 model production due to the IAM Strike, partially offset by higher deliveries of B787 ship sets and greater aftermarket sales in 2008. Propulsion Systems recorded segment operating margins of 16% for the twelve months ended December 31, 2008 and December 31, 2007. The 2008 operating margin includes a $4.4 million net unfavorable cumulative catch-up adjustment related to periods prior to 2008.

Wing Systems.  Wing Systems segment net revenues for the twelve months ended December 31, 2008, were $955.6 million, a decrease of $29.9 million, or 3%, compared with Wing Systems segment net revenues of $985.5 million in the prior year. This reflects a decrease in B737, B747 and B777 model production due to the IAM Strike and unfavorable exchange rate movements. Wing Systems recorded segment operating margins of 10% for the twelve months ended December 31, 2008 as compared to 11% reported in the prior year. The lower margin is the result of a net unfavorable cumulative catch-up adjustment of $7.5 million, related to periods prior to 2008, partially offset by lower research and development expenses.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from KIESC. In the twelve months ended December 31, 2008, All Other segment net revenues were $26.1 million, an increase of $5.1 million, or 24%, compared with $21.0 million in the prior year. The increase in net revenues for the twelve months ended December 31, 2008, was primarily driven by higher tooling sales.

Liquidity and Capital Resources

Liquidity, or access to cash, is an important factor in determining our financial stability. The primary sources of our liquidity include cash flow from operations, which may include advance payments and payments from customers, as well as governmental grants, borrowing capacity through our credit facilities and proceeds of our bond issuances. Our liquidity requirements and working capital needs depend on a number of factors, including delivery rates and payment terms under our contracts, the level of research and development expenditures related to new programs, capital expenditures, growth and contractions in the business cycle, contributions to our union-sponsored benefit plans and interest and debt payments. As of December 31, 2009, we had a net cash outflow of $13.9 million from operating activities.

Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. This is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current levels of operations and absent any disruptive events, not limited to unplanned nonrecurring costs, management believes that internally generated funds, advance payments and payments from customers, government grants and borrowings available under our revolving credit facility should provide sufficient resources to finance our operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations through at least 2010. If we cannot generate sufficient cash flow, we may need to refinance all or a portion of our indebtedness on or before maturity. Also, to the extent we may have lower than anticipated sales or increases in expenses, we may need to raise additional capital. In particular, increased working capital needs occur whenever we consummate acquisitions, invest in new product development or experience increased demand for our products. We cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all.

We may pursue strategic acquisitions on an opportunistic basis. Our acquisition strategy may require substantial capital, and we may not be able to raise any necessary funds on acceptable terms or at all. If we incur additional debt to finance acquisitions, our total interest expense will increase.

We believe that the lenders participating in our credit facility will be willing and able to provide financing to us in accordance with their legal obligations under the credit facility. However, there can be no assurance that the cost or availability of future borrowings, if any, in the debt markets or our credit facility will not be impacted by the ongoing credit market disruptions.

We currently have manufacturing capacity to produce ship sets at the rates we have committed to our customers. We have additional capacity on some of our products, but our capacity utilization on the fuselages for the B737 is at close to 95% at our current production rate. This capacity utilization rate is based on five days per week, three shifts per day operations. Our supply agreements typically have maximum production rates. If a customer requests that we increase production rates above these stated maximum levels, additional negotiation would be required to determine whether we or our customer would bear the cost of any capital expenditures, tooling and non-recurring engineering required as a result of such production rate increases.

Our corporate credit ratings at Standard & Poor’s Rating Services and Moody’s Investor Service as of December 31, 2009 were unchanged at BB and Ba3, respectively.

Our U.S. pension plan remained fully funded at year-end 2009. As a result of the plan’s asset performance during 2009, we now expect an increase in non-cash pension income in future periods. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan.

The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities.

Cash.  At December 31, 2009 and December 31, 2008 we had cash and cash equivalents of $369.0 million and $216.5 million, respectively. We maintain bank accounts with highly rated financial institutions and from time to time we invest excess cash in liquid, short-term money-market funds. Our cash investments have had no direct exposure to any sub-prime asset classes.

Financial Instruments.  We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. To account for our derivative financial instruments, we follow the provisions of FASB authoritative guidance on accounting for derivative instruments and hedging activities. Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. The derivatives are valued at “mark to market” with the changes in fair market value of the instruments recorded at each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item or when the hedge is no longer effective. We present the cash flows associated with our derivatives as a component of the investing section of the Statement of Cash Flows. Our use of derivatives has included interest rate swaps, as well as foreign currency swaps to manage our risk associated with U.S. dollar denominated contracts negotiated by Spirit Europe. We believe that the effect of significant increases or decreases in the aggregate fair value of our derivatives will not materially impact our liquidity.

Senior Secured Credit Facilities.  Our revolving credit facility is a significant source of liquidity for our business. In connection with the Boeing Acquisition, we entered into an $875.0 million credit agreement that consisted of a $700.0 million senior secured term loan used to fund the acquisition and pay all related fees and expenses associated with the acquisition and the credit agreement, and a $175.0 million senior secured revolving credit facility. In March 2008, the revolving credit facility was increased to $650.0 million. In June 2009, we entered into the second amendment to our senior secured credit facility, whereby borrowing capacity under the revolving credit facility was increased from $650.0 million to $729.0 million. The maturity date with respect to $408.8 million of the revolver was extended to June 30, 2012. The maturity date for the remaining $320.2 million of the revolver will continue to be June 30, 2010. Commitment fees associated with the portion of the revolver that was extended to June 30, 2012 increased from a rate of 50 basis points on the undrawn amount to 75 basis points. Commitment fees associated with the undrawn portion of the revolver that terminates on June 30, 2010 continue to be 50 basis points. The applicable margin payable on revolving loans in respect of which the underlying revolving credit commitment has been extended to June 30, 2012 (“Extending Revolving Loans”) has been increased. The applicable margin continues to be determined in accordance with a performance grid based on total leverage ratio and, for Extending Revolving Loans, ranges from 3.00% to 4.00% per annum in the case of LIBOR advances and from 2.00% to 3.00% per annum in the case of alternate base rate advances. The applicable margin payable in respect of loans that are Non-Extending Revolving Loans continues to range from 2.25% to 2.75% per annum in the case of LIBOR advances and from 1.25% to 1.75% per annum in the case of alternate base rate advances. The entire asset classes of Spirit, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility. As of December 31, 2009, approximately $572.0 million was outstanding under the Term Loan B, no amounts were outstanding under the revolving credit facility and $16.9 million of letters of credit were outstanding.

The amended credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. The amended credit agreement contains a revised Covenant Leverage Ratio and a new Interest Coverage Ratio. The Covenant Leverage Ratio (as defined in the credit agreement) financial covenant was modified to provide that the maximum Covenant Leverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not exceed 2.5:1 through maturity. The new Interest Coverage Ratio (as defined in the credit agreement) financial covenant was added to provide that the Interest Coverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not be less than 4:1. The Financial Covenant ratios are calculated each quarter in accordance with the credit agreement. Failure to meet these financial covenants would be an event of default under the senior secured credit facility. As of December 31, 2009, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement.

Senior Notes.  On September 30, 2009, Spirit issued $300.0 million of its 7 1/2% Senior Notes due October 1, 2017 (the “Notes”), with interest payable semi-annually, in cash, in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. Prior to October 1, 2012, Spirit may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 107.5% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the redemption date. At any time prior to October 1, 2013, Spirit may redeem the Notes, in whole or in part, at a redemption price ratio equal to 100% of the principal amount of the Notes redeemed, plus a make-whole premium, plus any accrued and unpaid interest and additional interest, if any, to the redemption date. Spirit may redeem the Notes at its option, in whole or in part, at any time on or after October 1, 2013, upon not less than 30 nor more than 60 days’ notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date.

Year	Price

2013	103.750%
2014	101.875%
2015 and thereafter	100.000%

If a change of control of Spirit occurs, each holder of the Notes shall have the right to require that Spirit repurchase all or a portion of such holder’s Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Spirit Holdings and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The outstanding balance of the Notes was $293.6 million as of December 31, 2009.

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

The Indenture governing the Notes (the “Indenture”) contains covenants that limit Spirit’s, Spirit Holdings’ and certain of Spirit’s subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) incur additional debt; (ii) pay dividends, redeem stock or make other distributions, (iii) repurchase equity securities, prepay subordinated debt or make certain investments, (iv) make other restricted payments and investments, (v) issue certain disqualified stock and preferred stock, (vi) create liens without granting equal and ratable liens to the holders of the Notes, (vii) enter into sale and leaseback transactions, (viii) merge, consolidate or transfer or dispose of substantially all of their assets, (ix) enter into certain types of transactions with affiliates and (x) sell assets. These covenants are subject to a number of qualifications and limitations. In addition, the Indenture limits Spirit’s, Spirit Holdings’ and the guarantor subsidiaries’ ability to engage in businesses other than businesses in which such companies are engaged on the date of issuance of the Notes and related businesses.

In addition, the Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among other things: failure to make payments on the Notes when due, failure to comply with covenants under the Indenture, failure to pay certain other indebtedness or acceleration of maturity of certain other indebtedness, failure to satisfy or discharge certain final judgments and occurrence of certain bankruptcy events. If an event of default occurs, the trustee or holders of at least 25% of the aggregate principal amount of the then outstanding Notes may, among other things, declare the entire outstanding balance of principal and interest on all outstanding Notes to be immediately due and payable. If an event of default involving certain bankruptcy events occurs, payment of principal and interest on the Notes will be accelerated without the necessity of notice or any other action on the part of any person.

Spirit repaid $200.0 million of borrowings under its existing senior secured revolving credit facility using a portion of the proceeds of the offering of the Notes, which increased the availability under the revolving credit facility to $729.0 million, reduced by $16.9 million of outstanding letters of credit.

North Carolina Agreements.  On May 14, 2008, we entered into an Inducement Agreement, a Construction Agency Agreement and a Lease Agreement with The North Carolina Global TransPark Authority (“GTPA”) for the construction and lease of a manufacturing facility on an approximately 300 acre site in Kinston, North Carolina (the “NC Facility”). We intend to use the NC Facility for a variety of aerospace manufacturing purposes, including the manufacturing and assembly of aerostructure parts for various customers. We plan to manufacture a portion of the fuselage and the Composite Front Spar for the new Airbus A350 XWB aircraft at the NC Facility.

Pursuant to the terms of the Construction Agency Agreement, GTPA appointed Spirit as its construction agent for the NC Facility. As the construction agent, we will retain a design company to prepare the plans and specifications for the work and to act as the general contractor for the coordination of the work. The construction will be funded initially from a $100.0 million grant, awarded to GTPA by the Golden L.E.A.F. (Long-Term Economic Advancement Foundation), Inc., with an additional required minimum capital investment of $80.0 million to be funded by Spirit by 2014. The GTPA will pay the contractors directly for construction costs up to the $100.0 million grant value. GTPA will retain title to the site and the NC Facility.

The Lease Agreement provides that GTPA will lease the site and the NC Facility to Spirit for an initial term of approximately 22 years (such term includes the construction period, which is expected to last approximately two years). In addition, we have the option to renew the lease for up to four additional 20-year terms. During the term of the lease, we will make nominal rental payments to GTPA.

Pursuant to the terms of the Inducement Agreement, we are subject to performance criteria including the creation of 800 jobs by the end of 2018 with measurement to targets beginning in 2010. Failure to meet these targets will result in additional payments to GTPA in future periods, but will not result in any obligation after the initial 22-year term of the lease. The additional payment obligation will be assessed annually based on the aggregate number of positions created at the end of each period; however, a final calculation of the additional amount owing with respect to job creation performance will be assessed on December 31, 2018 based on the total number of sustained eligible jobs created over the performance period. If the minimum number of sustained eligible jobs has been achieved and maintained for any consecutive twelve-quarter period after December 31, 2018, the performance criterion will be considered satisfied and any additional payments will cease.

Another performance criterion contained in the Inducement Agreement is the requirement for us to make $80.0 million in capital investments at the leased premises by the end of 2014 with measurement to targets beginning in 2009. This requirement is exclusive of any governmental grant proceeds. Failure to meet these targets will result in additional payments to GTPA in future periods, but will not result in any obligation after the initial 22-year term of the lease. The additional payment obligation will be assessed annually based on capital investment spending targets at the end of each period; however, a final calculation of the additional amount owing with respect to capital investment performance will be assessed on December 31, 2014 based on the total $80.0 million capital investment spending target. If additional payments are due, the performance criterion will be considered satisfied and payments will cease once Spirit’s total qualifying capital investment in the leased premises reaches $80.0 million. As of December 31, 2009, the Company expects to meet all required performance criteria.

Additionally, we are subject to termination penalties if certain events occur either during or subsequent to the construction phase of the project, including failure to complete construction of the NC Facility by June 30, 2010, or have certain additional construction work completed by June 30, 2011. Such termination penalties include, in certain instances, the return of the leased NC facility to the GPTA, the release of the remaining funds of the $100 million grant to be used for construction cost from escrow, and the termination fee which, dependent on the amount of jobs created and capital invested in the NC Facility, would not be expected to be material to our financial position or annual results of operations.

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

Outstanding amounts drawn under the Malaysia Facility are subject to a fixed interest rate of 3.5% per annum, payable quarterly. The amount drawn as of December 31, 2009 was $16.3 million.

The obligations under the Malaysian Facility are guaranteed by Spirit Malaysia and all obligations under the Malaysia Facility are secured by a first lien over certain equipment used in connection with the Project.

Investment in B787 Program.  We have received cash from Boeing to fund development in connection with the B787 program, for capital expenditures in connection with our other Boeing production work and for stand-alone transition costs. We expect to invest approximately $1.0 billion, excluding capitalized interest, on the B787-8 program for research and development, capitalized pre-production costs and capitalized expenditures (including tooling), of which approximately $882.4 million, excluding capitalized interest, had been spent as of December 31, 2009.

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

On March 26, 2008, Boeing and Spirit amended their existing B787 Supply Agreement to, among other things, require Boeing to make additional advance payments to Spirit in 2008 in the amount of $396.0 million for production articles. The additional advances will be applied against the full purchase price of the ship sets delivered (net of the $1.4 million per ship set applied against the initial $700.0 million of advances described above) until fully repaid, which is expected to occur before delivery of the 50th ship set. In the event that Boeing does not take delivery of a sufficient number of ship sets to repay the additional advances by the end of the program, any additional advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance repaid beginning the year in which we deliver our final B787 production ship set to Boeing, with the full amount to be repaid no later than the end of the subsequent year.

On June 23, 2009, Boeing and Spirit further amended their existing B787 Supply Agreement to, among other things, require Boeing to make additional advances to Spirit for non-recurring derivatives and mission improvement (D/MI) work. These additional advances will be paid to Spirit quarterly for non-recurring work completed in amounts determined pursuant to pricing provisions set forth in the agreement, and will be recovered over future units. In the event that Boeing does not take delivery of a sufficient number of ship sets to recover these additional advances by the end of 2021, Spirit would be required to repay any outstanding balance in six equal annual installments. The first D/MI advance payment was made to Spirit in August 2009, with subsequent payments each quarter thereafter. Accordingly, portions of the repayment liability are included as current and long-term liabilities in our consolidated balance sheet.

Receivables from Boeing.  In connection with the Boeing Acquisition, Boeing made non-interest bearing payments to Spirit in amounts of $45.5 million in 2007, $116.1 million in 2008 and $115.4 million in 2009, in payment for various tooling and capital assets built or purchased by Spirit. The final payment was received in December 2009 and these payments will no longer be a source of cash on a prospective basis. Spirit retained usage rights and custody of the assets for their remaining useful lives without compensation to Boeing.

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

The City of Wichita owns the IRB funded property and leases it to Spirit with respect to the bonds issued in December 2005, 2006, 2008, and 2009 and to the Predecessor with respect to the bonds issued in December 1998 through December 2004. Title to the leased property reverts to the lessee when the bonds are redeemed or mature. The bonds issued in 2009, 2008, 2006, and 2005 mature ten years from issuance while the bonds issued in 1998 through 2004 mature 25 years after their issuance.

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

The face value for the bonds subleased from the special purpose trust is approximately $296.4 million. In addition, Spirit obtained IRBs in 2005, 2006, 2008, and 2009 with a $263.7 million aggregate principal amount. Spirit redeemed $26.9 million of IRBs issued in 2006 in 2009.

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

As debtor, Spirit offsets the amount owed to its wholly-owned subsidiary, Spirit AeroSystems Finance, Inc., as bondholder. Therefore, we may offset the amounts invested and obligations for these bonds on a consolidated basis. The $80.0 million in debt instruments will expire in December 2025.

Open Infrastructure Offering (OIO).  On September 29, 2005, we entered into a five-year agreement with International Business Machines Corporation, or IBM, and IBM Credit, LLC, or IBM Credit. This agreement includes the financing of the purchase of software licenses with a value of $26.2 million payable in monthly payments of $0.6 million for 48 months with an interest rate of 7.8%. On July 18, 2006 this initial loan was refinanced. This refinancing agreement increased the monthly payment from $0.6 to $1.0 million and reduced the number of payments by 15 months. During the third quarter of 2006 additional software was purchased totaling $7.9 million and was financed with IBM Credit. These additional loans have a combined monthly payment of $0.4 million and are for terms of 24 and 36 months with effective interest rates of 3.7% and 4.8%, respectively. Under the terms of the OIO Agreement, we would be in default if our credit rating with Standard & Poor’s for secured debt falls below BB-. Our debt rating as of the date of this Annual Report was BB. In the event that IBM or IBM Credit determines that we are in default under the OIO Agreement, we would be required to pay IBM any previously unpaid monthly payments under the agreement and pay IBM Credit a settlement charge. Additionally, if we do not make the required payments to IBM or IBM Credit, as applicable, we could be required to cease using and surrender all licensed program materials financed by IBM Credit and destroy our copies of such program materials. IBM has a security interest in any equipment acquired through the lease agreement included in the OIO. We had debt related to the OIO Agreement of $2.7 million and $1.2 million as of December 31, 2009 and December 31, 2008, respectively.

Cash Flow

Twelve Months Ended December 31, 2009

Operating Activities.  For the twelve months ended December 31, 2009, Spirit had a net cash outflow of $13.9 million from operating activities, a decrease of $224.6 million, as compared to a net cash inflow of $210.7 million in the prior year. The decrease in cash provided from operations in 2009 was primarily due to lower net income and recognition of net customer advances and net deferred revenue of $(112.3) million as compared to $435.1 million of customer advances and deferred revenue received in 2008 related to the B787 and A350 XWB programs. While the overall change in inventory balance related to the B787 program increased by $128.0 million in 2009 compared to an increase of $241.0 million in 2008, deferred production costs increased by $243.5 million in 2009 and $132.0 million in 2008 as a result of delivery of eleven B787 ship sets in 2009 as compared to three in 2008. Deferred production costs represent the deferral of excess-over-average costs over the production block. The revenue we recognized upon delivery of B787 ship sets in 2009 did not result in cash receipts, resulting instead in the liquidation of customer advances. This will continue until cash payments for the B787 units resume, prior to the delivery of the 50th unit. Additionally, increases in inventory related to the B787 will continue to consume incremental amounts of cash until the cost to build a ship set falls below the ship set price recognized at delivery. Increased spending on new programs year-over-year also had an impact of $189.3 million on inventory.

Investing Activities.  Spirit had a net cash outflow of $112.4 million related to investing activities in the twelve months ended December 31, 2009. This was primarily due to investments of $228.2 million in property, plant and equipment, software and program tooling, partially offset by $115.4 million in Boeing payments to Spirit attributable to the acquisition of title of various tooling and other capital assets. The last of these payments was received in December 2009.

Financing Activities.  Spirit had a net cash inflow of $276.1 million related to financing activities in the twelve months ended December 31, 2009. This was due primarily to the receipt of $293.4 million in net proceeds received from Spirit’s bond offering in the third quarter of 2009, partially offset by additional deferred financing costs associated with the bond offering. Spirit repaid $200.0 million of borrowings under its existing senior secured revolving credit facility using a portion of the bond proceeds.

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

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2009:

							2016 and
Contractual Obligations(1) (2)	2010	2011	2012	2013	2014	2015	After	Total
	(Dollars in millions)

Principal Payment on Term Loan B	$5.9	$5.9	$143.4	$416.8	$—	$—	$—	$572.0
Interest on Debt(3)	31.7	29.3	30.8	12.0	—	—	—	103.8
Long-term Bonds	—	—	—	—	—	—	300.0	300.0
Interest on Long-term Bonds	22.5	22.5	22.5	22.5	22.5	22.5	45.0	180.0
Malaysia Loan	—	1.4	2.7	2.7	2.7	2.7	4.1	16.3
Interest on Malaysia Loan	0.5	0.6	0.5	0.4	0.3	0.2	0.1	2.6
U.K. Pension Obligation	8.1	—	—	—	—	—	—	8.1
Non-Cancelable Operating Lease Payments	12.7	11.0	9.5	8.7	3.5	2.4	17.2	65.0
Non-Cancelable Capital Lease Payments(4)	3.4	1.2	1.2	1.2	1.2	1.2	12.6	22.0
Other	0.5	0.4	0.4	0.3	0.2	—	—	1.8
Purchase Obligations(5)	137.0	3.7	0.3	2.0	—	—	—	143.0

Total	$222.3	$76.0	$211.3	$466.6	$30.4	$29.0	$379.0	$1,414.6

(1)	Does not include repayment of B787 advances to Boeing, which are reflected in our consolidated balance sheet as long-term liabilities.

(2)	The $23.2 million of unrecognized tax benefit liability for uncertain tax positions has been excluded from this table due to uncertainty involving the ultimate settlement period. See Note 17, Income Taxes.

(3)	Interest on our Term Loan B was calculated for all years using the three month LIBOR yield curve plus margin for the variable rate portion of the interest swaps and the swap rate plus margin on the fixed rate portion of the interest swaps.

(4)	Treats the financing of software license purchases and direct financing of system implementation as capital leases.

(5)	Purchase obligations represent computing, tooling costs, and property, plant and equipment commitments at December 31, 2009.

A Transition Services Agreement, or TSA, with Boeing is excluded from Contractual Obligations shown above because it may be terminated by Spirit with 30 days advance notice. The TSA covers services to be supplied by Boeing to Spirit during the Company’s continuing transition. The services supplied by Boeing include computer systems and services, certain financial transaction processing operations, and certain non-production operations. Spirit pays Boeing approximately $0.4 million per month for the remaining services under the TSA.

Our primary future cash needs will consist of working capital, debt service, research and development and capital expenditures. We expend significant capital on research and development during the start-up phase of new programs, to develop new technologies for next generation aircraft and to improve the manufacturing processes of aircraft already in production. Research and development expenditures totaled approximately $56.7 million, $48.4 million, and $52.3 million for the twelve months ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively. We incur capital expenditures for the purpose of maintaining production capacity through replacement of existing equipment and facilities and, from time to time, for facility expansion. Capital expenditures totaled approximately $228.2 million, $235.8 million, and $288.2 million for the twelve months ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

We may from time to time seek to retire our outstanding debt. The amounts involved may be material. In addition, we may issue additional debt if prevailing market conditions are favorable to do so and contractual restrictions permit us to do so.

Off-Balance Sheet Arrangements

Other than operating leases disclosed in the notes to Spirit Holdings’ financial statements included in this Annual Report, we have not entered into any off-balance sheet arrangements as of December 31, 2009.

Tax

We establish reserves in accordance with FASB authoritative guidance to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. We recognize the financial statement impact for tax positions only after determining that based on its technical merits the relevant tax authority would more likely than not sustain the position on audit. For tax positions meeting the “more likely than not threshold” the amount recognized in the financial statements is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The reserves are adjusted quarterly to reflect changes in facts and circumstances, such as the tax audit’s progress, case law developments, and new or emerging legislation. We believe that with a $24.4 million long-term payable, the tax reserves are adequate and reflect the most probable outcome for all tax contingencies known at December 31, 2009. Accordingly, the tax contingency liability is included as a non-current liability in our consolidated balance sheet.

Expected Backlog

As of December 31, 2009, our expected backlog associated with large commercial aircraft, regional jet, business jet and military equipment deliveries through 2015, calculated based on contractual product prices and expected delivery volumes, was approximately $28.0 billion. This is a decrease of $3.7 billion over our corresponding estimate as of the end of 2008 reflecting the fact that deliveries exceeded orders in 2009. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing or Airbus announced backlog on our supply agreements. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2009, may not necessarily represent the actual amount of deliveries or sales for any future period.

Foreign Operations

We engage in business in various non-U.S. markets. As of December 31, 2009, we have a foreign subsidiary with one facility in the United Kingdom, which serves as a production facility, a worldwide supplier base, and a repair center for the European and Middle-Eastern regions. We purchase certain components and materials that we use in our products from foreign suppliers and a portion of our products will be sold directly to foreign customers, including Airbus, or resold to foreign end-users (i.e., foreign airlines and militaries). Spirit has chosen Malaysia as the location to establish its first Asian manufacturing facility. The facility became operational in the first quarter of 2009. In addition, Spirit is building a new assembly facility in Saint-Nazaire, France to receive and assemble center fuselage frame sections for the Airbus A350 XWB commercial aircraft from the facility in Kinston, North Carolina before they are shipped to Airbus. The new facility is expected to be operational in late July 2010.

Spirit is party to a joint-venture operation with Russian-based Progresstech LTD. The company, known as Spirit-Progresstech LLC, which operates primarily from a branch office located in Moscow, Russia, provides aerospace engineering support services.

Spirit has entered into a joint venture with Hong Kong Aircraft Engineering Company Limited (HAECO), and its subsidiary, Taikoo Aircraft Engineering Company Limited (TAECO), Cathay Pacific Airways Limited, and Cal-Asia to develop and implement a state-of-the-art composite and metal bond component repair station in the Asia-Pacific region. The service center is called Taikoo Spirit AeroSystems Composite Co. Ltd.

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

For the twelve months ended December 31, 2009, our revenues from direct sales to non-U.S. customers were approximately $575.9 million, or 14%, of total revenues for the same period. For the twelve months ended December 31, 2008, our revenues from direct sales to non-U.S. customers were approximately $465.4 million, or 12%, of total revenues for the same period. For the twelve months ended December 31, 2007, our revenues from direct sales to non-U.S. customers were approximately $428.5 million, or 11%, of total revenues for the same period.

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

Accounts receivable include amounts billed and currently due from customers, amounts earned but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. For the twelve months ended December 31, 2009, approximately 85% of our revenues were from sales to Boeing. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically not been material, we cannot guarantee that we will continue to experience the same credit loss rates in the future.

We maintain cash and cash equivalents with various financial institutions and perform periodic evaluations of the relative credit standing of those financial institutions and from time to time we invest excess cash in liquid short-term money market funds. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit risk on cash and cash equivalents. Additionally, we monitor our defined benefit pension plan asset investments on a quarterly basis and we believe that we are not exposed to any significant credit risk in these investments.

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

Interest Rate Risks

After the effect of interest rate swaps, as of December 31, 2009, we had $500.0 million of total fixed rate debt and $72.0 million of variable rate debt outstanding as compared to $500.0 million of total fixed rate debt and $77.9 million of variable rate debt outstanding as of December 31, 2008. Borrowings under our Senior Secured Credit Facility bear interest that varies with LIBOR. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $0.7 million.

As required under our Senior Secured Credit Facility, we enter into floating-to-fixed interest rate swap agreements periodically. As of December 31, 2009, the interest swap agreements had notional amounts totaling $500.0 million.

				Term B	Fair Value,
		Variable	Fixed	Fixed	December 31,
Principal Amount	Expires	Rate	Rate(1)	Rate(2)	2009

$100	July 2010	LIBOR	4.37%	6.12%	$(3.0)
$100	July 2011	LIBOR	4.27%	6.02%	$(5.7)
$300	July 2011	LIBOR	3.23%	4.98%	$(11.6)

				Total	$(20.3)

(1)	The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2)	The effective Term B fixed interest rate represents the fixed rate of the derivative instrument plus the 175 basis point margin above the variable LIBOR borrowing rate we pay on the Term B loan.

The purpose of entering into these swaps was to reduce our exposure to variable interest rates. In accordance with FASB authoritative guidance the interest rate swaps are being accounted for as cash flow hedges and the fair value of the swap agreements is reported on the balance sheet as an asset, if positive, or a liability, if negative. The fair value of the interest rate swaps was a net liability of approximately $20.3 million at December 31, 2009. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques at year end and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.

Foreign Exchange Risks

During 2009, the Company entered into foreign currency transactions with notional amounts of $(69.8) for 2009 through 2012 to hedge revenue streams and known payments. The notional amounts of the contracts remaining at December 31, 2009 was $(57.3) million.

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

In accordance with FASB authoritative guidance, the foreign exchange contracts for 2009 are being accounted for as cash flow hedges. The fair value of the foreign exchange contracts was a net liability of approximately $1.8 million with a notional amount of $57.3 million at December 31, 2009. At December 31, 2009, a 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have increased our unrealized losses by $5.7 million.

	December 31, 2009
		Foreign				Risk From
	USD	Currency	Average	Average	Net Liability	Change in
Year	Buy/(Sell)(1)	Buy/(Sell)(1)	Contract Rate	Revaluation Rate	Fair Value	Revaluation Rate
	(in millions)				(in millions)

2010	$(37.8)	£22.8	1.6577	1.6128	$(1.0)	$3.7
2011	(16.7)	10.0	1.6579	1.6089	(0.5)	1.7
2012-2013	(2.8)	1.6	1.6559	1.6062	(0.3)	0.3

	$(57.3)	£34.4			$(1.8)	$5.7

(1)	Includes foreign currency hedge contracts for 2010 through 2013 novated to Spirit Europe as a result of the BAE Acquisition (buy $0.3/sell £0.4), which had no underlying contractual transactions at the inception date of the contracts and, therefore, are classified as debt securities which are not subject to hedge accounting. The mark-to-market values of these debt securities are recorded through the Consolidated Statement of Operations on a monthly basis in accordance with FASB authoritative guidance on investments — debt and equity securities disclosures.

In accordance with FASB authoritative guidance, the intercompany revolving credit facility with Spirit Europe is exposed to fluctuations in foreign exchange rates. The fluctuation in rates for 2009 resulted in a loss of $1.9 million reflected in other income/expense.

Other than the interest rate swaps and foreign exchange contracts, we have no other derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

SPIRIT AEROSYSTEMS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Spirit AeroSystems Holdings, Inc. for the periods ended December 31, 2009, December 31, 2008 and December 31, 2007
Report of Independent Registered Public Accounting Firm	71
Consolidated Statements of Operations	72
Consolidated Balance Sheets	73
Consolidated Statements of Shareholders’ Equity	74
Consolidated Statements of Cash Flows	75
Notes to Consolidated Financial Statements	76

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Spirit AeroSystems Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows, present fairly, in all material respects, the financial position of Spirit AeroSystems Holdings, Inc. (the “Company”) at December 31, 2009 and December 31, 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 26, 2010

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Operations

	For the Twelve	For the Twelve	For the Twelve
	Months Ended	Months Ended	Months Ended
	December 31, 2009	December 31, 2008	December 31, 2007
	($ in millions, except per share data)

Net revenues	$4,078.5	$3,771.8	$3,860.8
Operating costs and expenses
Cost of sales	3,581.4	3,163.2	3,197.2
Selling, general and administrative	137.1	154.5	192.1
Research and development	56.7	48.4	52.3

Total operating costs and expenses	3,775.2	3,366.1	3,441.6
Operating income	303.3	405.7	419.2
Interest expense and financing fee amortization	(43.6)	(39.2)	(36.8)
Interest income	7.0	18.6	29.0
Other income (loss), net	6.1	(1.2)	8.4

Income before income taxes and equity in net income of affiliate	272.8	383.9	419.8
Income tax provision	(80.9)	(118.5)	(122.9)

Income before equity in net income of affiliate	191.9	265.4	296.9
Equity in net loss of affiliate	(0.2)	—	—

Net income	$191.7	$265.4	$296.9

Earnings per share
Basic	$1.39	$1.93	$2.19
Diluted	$1.37	$1.91	$2.13

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
	($ in millions)

Current assets
Cash and cash equivalents	$369.0	$216.5
Accounts receivable, net	160.4	149.3
Current portion of long-term receivable	—	108.9
Inventory, net	2,206.9	1,882.0
Prepaids	14.2	10.1
Income tax receivable	45.5	3.8
Deferred tax asset — current	55.8	62.1
Other current assets	1.1	0.6

Total current assets	2,852.9	2,433.3
Property, plant and equipment, net	1,279.3	1,068.3
Pension assets	171.2	60.1
Deferred tax asset — non-current	95.8	146.0
Other assets	74.6	52.6

Total assets	$4,473.8	$3,760.3

Current liabilities
Accounts payable	$441.3	$316.9
Accrued expenses	165.5	161.8
Current portion of long-term debt	9.1	7.1
Advance payments, short-term	237.4	138.9
Deferred revenue, short-term	107.1	110.5
Income tax payable	3.5	1.8
Other current liabilities	18.3	6.3

Total current liabilities	982.2	743.3
Long-term debt	591.1	580.9
Bonds payable, long-term	293.6	—
Advance payments, long-term	727.5	923.5
Pension /OPEB obligation	62.6	47.3
Deferred grant income liability	129.3	38.8
Deferred revenue and other deferred credits	46.0	58.6
Deferred tax liability — non-current	15.6	3.4
Other liabilities	52.1	67.0
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 105,064,561 and 103,209,446 shares issued and outstanding, respectively	1.0	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 35,669,740 and 36,679,760 shares issued and outstanding, respectively	0.4	0.4
Additional paid-in capital	949.8	939.7
Accumulated other comprehensive income	(59.7)	(134.2)
Retained earnings	681.8	490.1

	1,573.3	1,297.0
Noncontrolling interest	0.5	0.5

Total equity	1,573.8	1,297.5

Total liabilities and equity	$4,473.8	$3,760.3

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Shareholders’ Equity

				Accumulated	Retained
			Additional	Other	Earnings/
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
	($ in millions)

Balance — December 31, 2006	134,697,181	$1.3	$858.7	$72.5	$(73.5)	$859.0
Net income					296.9	296.9
UEP stock issued	4,812,344	0.1	(0.6)			(0.5)
Employee equity awards	317,652		34.2			34.2
Stock forfeitures	(369,792)		(1.2)			(1.2)
SERP shares issued	96,354	—				—
Stock forfeitures
Excess tax benefits from share-based payment arrangements			34.0			34.0
Unrealized loss on cash flow hedges, net of tax				(8.6)		(8.6)
Unrealized loss on currency translation adjustments, net of tax				(2.2)		(2.2)
Unrealized gain on pension, SERP, retiree medical, net of tax				56.0		56.0
Stock repurchases	(34,247)	—	(0.5)	—	(0.5)	(1.0)

Balance — December 31, 2007	139,519,492	1.4	924.6	117.7	222.9	1,266.6
Net income					265.4	265.4
Employee equity awards	497,903	—	16.4			16.4
Stock forfeitures	(128,189)	—	(0.7)			(0.7)
SFAS 158 measurement date change, net of tax					1.8	1.8
Excess tax liability from share-based payment arrangements			(0.6)			(0.6)
Unrealized loss on cash flow hedges, net of tax				(18.1)		(18.1)
Unrealized loss on pension, SERP, retiree medical, net of tax				(190.8)		(190.8)
Unrealized loss on currency translation adjustments, net of tax				(43.0)		(43.0)

Balance — December 31, 2008	139,889,206	1.4	939.7	(134.2)	490.1	1,297.0
Net income					191.7	191.7
Employee equity awards	1,217,412	—	13.4			13.4
Stock forfeitures	(382,817)	—	(3.3)			(3.3)
SERP shares issued	10,500	—	—			—
Unrealized loss on cash flow hedges, net of tax				(6.7)		(6.7)
Realized loss on cash flow hedges, net of tax				12.0		12.0
Unrealized loss on pension, SERP, retiree medical, net of tax				55.8		55.8
Unrealized gain on currency translation adjustments, net of tax	—	—	—	13.4	—	13.4

Balance — December 31, 2009	140,734,301	$1.4	$949.8	$(59.7)	$681.8	$1,573.3

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Twelve	For the Twelve	For the Twelve
	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,
	2009	2008	2007
	($ in millions)

Operating activities
Net income	$191.7	$265.4	$296.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	123.0	122.4	97.4
Amortization expense	10.8	9.4	7.6
Accretion of long-term receivable	(6.5)	(16.2)	(21.1)
Employee stock compensation expense	10.1	15.7	33.0
Excess tax benefits from share-based payment arrangements	—	—	(34.0)
Loss from ineffectiveness of hedge contracts	—	0.4	—
Amortization of bond discount	0.2	—	—
(Gain) loss from foreign currency transactions	(4.5)	6.8	(2.1)
Loss on disposition of assets	0.1	0.3	1.0
Deferred taxes	28.7	(2.8)	9.1
Pension and other post-retirement benefits, net	2.2	(28.0)	(20.6)
Grant income	(1.9)	—	—
Equity in net income of affiliate	0.2	—	—
Changes in assets and liabilities
Accounts receivable	(8.2)	15.3	20.5
Inventory, net	(320.7)	(570.0)	(458.9)
Accounts payable and accrued liabilities	125.7	(37.6)	24.9
Advance payments	(97.5)	341.4	123.4
Income taxes payable	(43.7)	7.0	45.9
Deferred revenue and other deferred credits	(14.8)	93.7	70.4
Other	(8.8)	(12.5)	(13.3)

Net cash provided by (used in) operating activities	(13.9)	210.7	180.1

Investing activities
Purchase of property, plant and equipment	(228.2)	(235.8)	(288.2)
Proceeds from sale of assets	0.2	1.9	0.3
Long-term receivable	115.4	116.1	45.5
Other	0.2	(2.0)	3.3

Net cash (used in) investing activities	(112.4)	(119.8)	(239.1)

Financing activities
Proceeds from revolving credit facility	300.0	175.0	—
Payments on revolving credit facility	(300.0)	(175.0)	—
Proceeds from issuance of debt	6.9	10.3	—
Proceeds from issuance of bonds	293.4	—	—
Proceeds from governmental grants	0.7	15.9	—
Principal payments of debt	(7.6)	(15.9)	(24.7)
Excess tax benefits from share-based payment arrangements	—	—	34.0
Debt issuance and financing costs	(17.3)	(6.8)	—
Executive stock investments/(repurchase)	—	—	(1.0)

Net cash provided by financing activities	276.1	3.5	8.3

Effect of exchange rate changes on cash and cash equivalents	2.7	(11.3)	(0.2)

Net increase/(decrease) in cash and cash equivalents for the period	152.5	83.1	(50.9)
Cash and cash equivalents, beginning of the period	216.5	133.4	184.3

Cash and cash equivalents, end of the period	$369.0	$216.5	$133.4

Supplemental information
Interest paid	$35.6	$35.5	$29.0
Income taxes paid	$95.7	$115.4	$66.7
Non-cash investing and financing activities
Change in value of financial instruments	$(10.6)	$(24.9)	$(10.9)
Property acquired through capital leases	$10.3	$—	$1.6
Property acquired through governmental grants	$89.2	$37.0	$—

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)

1.	Nature of Business

Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). Onex Corporation (“Onex”) of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, Boeing and Hawker Beechcraft Corporation (formerly Raytheon Aircraft Company). Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit’s incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines, and Continental Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; and Subang, Malaysia which opened in early 2009 for the production of composite panels for wing components. The Company expects to open another manufacturing facility in Kinston, North Carolina in 2010 that will initially produce components for the Airbus A350 XWB aircraft, and is building an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France, which is expected to be operational in 2010.

The Company is the majority participant in the Kansas Industrial Energy Supply Company (KIESC), a tenancy-in-common with other Wichita companies established to purchase natural gas.

The Company participates in two joint ventures, Spirit-Progresstech LLC (“Spirit-Progresstech”) and Taikoo Spirit AeroSystems Composite Co. Ltd. (“TSACCL”), of which Spirit’s ownership interest is 50.0% and 31.5%, respectively. Spirit-Progresstech provides aerospace engineering support services and TSACCL was formed to develop and implement a state-of-the-art composite and metal bond component repair station in the Asia-Pacific region.

The accompanying consolidated financial statements include the Company’s financial statements and the financial statements of its majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-K and Article 10 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2009 presentation. The Company adjusted its balance sheet to reflect retrospective presentation of noncontrolling interests from Other liabilities to the Shareholders’ equity section at December 31, 2009 and December 31, 2008, in accordance with reporting requirements under authoritative guidance related to the nature and classification of noncontrolling interest in the consolidated balance sheets. The adoption of this guidance did not have a material impact on the Company’s results of operations or statement of cash flows. Updated authoritative guidance pertaining to earnings per share was effective for the Company beginning January 1, 2009. Upon adoption of this standard, the service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for the twelve-month periods ended December 31, 2009, December 31, 2008 and December 31, 2007. The adoption of this guidance did not have a material impact on our consolidated financial statements.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the Company’s financial statements and the financial statements of its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

policies (generally 20% to 50% ownership), are accounted for by the equity method. KIESC is fully consolidated as the Company owns 77.8% of the entity’s equity. All intercompany balances and transactions have been eliminated in consolidation. The Company’s U.K. subsidiary uses local currency, the British pound, as its functional currency. All other foreign subsidiaries use local currency as their functional currency with the exception of our Malaysian subsidiary, which uses the British pound, and our French subsidiary, which uses the U.S. dollar.

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

The results of operations during fiscal 2009 include the unfavorable impact of cumulative catch-up adjustments relating to prior period revenues of $58.5 resulting from post-strike production ramp up as a result of the IAM Strike at Boeing, nutplate rework, transition to a new enterprise resource planning (ERP) system, higher than forecasted costs on contract blocks completed in December 2009 and higher than expected costs on the Sikorsky CH-53K program.

The results of operations during fiscal 2008 include an unfavorable impact of cumulative catch-up adjustments relating to prior period revenues of $22.6 driven primarily by lower forecasted pension income and the impact of the IAM Strike at Boeing.

The results of operations during fiscal 2007 include the favorable impact of cumulative catch-up adjustments relating to prior period revenues of $12.5 driven primarily by lower fringe expenses and favorable cost trends within the current contract blocks.

Revenue Recognition

A significant portion of the Company’s revenues are recognized under long-term, volume-based pricing contracts, requiring delivery of products over several years. The Company recognizes revenue under the contract method of accounting and records sales and profits on each contract in accordance with the percentage-of-completion method of accounting, primarily using the units of delivery method. Revenues from non-recurring design work are recognized based on substantive milestones or use of the cost to cost method, that are indicative of our progress toward completion depending on facts and circumstances. We follow the requirements of FASB authoritative guidance on accounting for the performance of construction-type and certain production-type contracts (the contract method of accounting), using the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impact of revisions in estimates are recognized immediately when changes in estimated contract profitability become known.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

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

Since Boeing retained title to tooling assets and provides such tooling to the Company at no cost, the Company treats the amortization of Boeing-owned tooling as a reduction to revenues as required by FASB authoritative guidance related to accounting for consideration given by a vendor to a customer. The Company recognized $8.4, $13.7, and $13.5, as a reduction to net revenues for the periods ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively. The Company expects to recognize the following amounts as reductions to net revenues in 2010, after which the Boeing-owned tooling becomes fully amortized.

2010	$1.9

New Programs

A significant portion of the Company’s future revenues is expected to be derived from new programs, most notably the B787, on which we may be contracted to provide design and engineering services, recurring production, or both. There are several risks inherent to such new programs. In the design and engineering phase, we may incur costs in excess of our forecasts due to several factors, including cost overruns, customer directed change orders and delays in the overall program. We may also incur higher than expected recurring production costs, which may be caused by a variety of factors, including the future impact of engineering changes (or other change orders) or our inability to secure contracts with our suppliers at projected cost levels. Our ability to recover these excess costs from the customer will depend on several factors, including our rights under our contracts for the new programs. In determining our profits and losses in accordance with the percentage-of-completion method of contract accounting, we are required to make significant assumptions regarding our future costs, as well as the estimated number of units to be manufactured under the contract and other variables. We continually review and update our assumptions based on market trends and our most recent experience. If we make material changes to our assumptions, such as a reduction in the estimated number of units to be produced under the contract (which could be caused by emerging market trends or other factors), an increase in future production costs or a change in the recoverability of increased design or production costs, we may experience negative cumulative catch up adjustments related to revenues previously recognized. In some cases, we may recognize forward loss amounts.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Research and Development

Research and development includes costs incurred for experimentation, design and testing and are expensed as incurred as required under FASB authoritative guidance pertaining to accounting for research and development costs.

Joint Venture

The investment resulting in a 50.0% ownership interest in Spirit-Progresstech LLC totaled $1.1 at December 31, 2009 and is accounted for under the equity method of accounting.

The investment resulting in a 31.5% ownership interest in Taikoo Spirit AeroSystems Composite Co. Ltd. totaled $2.8 at December 31, 2009 and is accounted for under the equity method of accounting.

Cash and Cash Equivalents

Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables. Account balances are charged off against the allowance after the potential for recovery is considered remote. The Company’s allowance for doubtful accounts was approximately $0.1 at both December 31, 2009 and December 31, 2008.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

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

We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal-use computer software in accordance with FASB authoritative guidance pertaining to capitalization of cost for internal-use software. Our capitalization policy includes specifications that the software must have a service life greater than one year, is legally and substantially owned by Spirit, and has an acquisition cost of greater than $0.1. Unamortized cost of computer software was $53.3 and $54.0 as of December 31, 2009 and December 31, 2008, respectively. Depreciation expense related to capitalized software was $15.2, $21.2, and $17.7 for the periods ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively.

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

Impairment or Disposal of Long-Lived Assets and Goodwill

Spirit reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with FASB authoritative guidance on accounting for the impairment or disposal of long-lived assets. Under the standard, assets must be classified as either held-for-use or available-for-sale. An impairment loss is recognized when the carrying amount of an asset that is held for use exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of the asset exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets available-for-sale, an impairment loss is recognized when the carrying amount exceeds the fair value less cost to sell. The Company performs an annual impairment test for goodwill in the fourth quarter of each year, in accordance with FASB authoritative guidance pertaining to goodwill and other intangible assets or more frequently if an event occurs or circumstances change that would more likely than not reduce fair value below current value.

Deferred Financing Costs

Costs relating to long-term debt are deferred and included in other long-term assets. These costs are amortized over the term of the related debt or debt facilities, and are included as a component of interest expense.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Derivative Instruments and Hedging Activity

We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. To account for our derivative financial instruments, we follow the FASB guidance on accounting for derivatives and hedges. Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item or when the hedge is no longer effective. We present the cash flows associated with our derivatives as a component of the investing section of the Statement of Cash Flows. Our use of derivatives has generally been limited to interest rate swaps. The Company also enters into foreign currency forward contracts to reduce the risks associated with the changes in foreign exchange rates on sales and cost of sales denominated in currencies other than the entities’ functional currency.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company adopted FASB authoritative guidance related to fair value measurements. This guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. See Note 11, Fair Value Measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

Income Taxes

Income taxes are accounted for in accordance with FASB authoritative guidance on accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management’s opinion will ultimately be realized. Tax rate changes impacting these assets and liabilities are recognized in the period during which the rate change occurs.

We record an income tax expense or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB authoritative guidance on accounting for uncertainty in income taxes. The final tax outcome for these matters may be different than management’s original estimates made in determining the income tax provision. A

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

change to these estimates could impact the effective tax rate and net income or loss in subsequent periods. We use the flow-through accounting method for tax credits. Under this method, tax credits reduce income tax expense.

Stock-Based Compensation and Other Share-Based Payments

Many of the Company’s employees are participants in various stock compensation plans. The Company accounts for stock option plans, restricted share plans and other stock-based payments in accordance with FASB authoritative guidance pertaining to share-based payment. The expense attributable to the Company’s employees is recognized over the period the amounts are earned and vested, as described in Note 16.

Service and Product Warranties and Extraordinary Rework

Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are made at the time products are sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims. The Company’s provision for warranty and extraordinary rework expenses at December 31, 2009 and December 31, 2008 was $13.1 and $6.5, respectively.

The following is a roll forward for the warranty and extraordinary rework provision as of December 31, 2009 and December 31, 2008:

	2009	2008

Balance, January 1	$6.5	$9.9
Charges to costs and expenses	7.0	0.4
Write-offs, net of recoveries	(0.7)	(2.9)
Exchange rate	0.3	(0.9)

Balance, December 31	$13.1	$6.5

Fiscal Year End

The Company’s fiscal years ended on December 31, 2009, December 31, 2008, and December 31, 2007. Both Holdings’ and the Company’s fiscal quarters end on the Thursday closest to the calendar quarter end.

New Accounting Standards

In the third quarter of 2009, the Company adopted the FASB Accounting Standards Codification (“ASC”). The ASC is the single official source of authoritative, non-governmental GAAP, other than guidance issued by the SEC. The adoption of the ASC did not have any impact on the financial statements included herein.

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
($, €, £, and RM in millions other than per share amounts)

Company’s financial position or results of operations. See Note 10 for the Company’s disclosures about its derivative and hedging activities.

In April 2009, the FASB issued authoritative guidance which requires disclosures about fair value of financial instruments for interim periods and annual financial statements for publicly traded companies. This guidance also amended guidance on interim reporting to require those disclosures in summarized financial information for interim reporting periods. The Company adopted the provisions of this guidance effective for the period ended July 2, 2009. See Note 11 for the Company’s disclosures about its estimated fair value on its financial instruments and long-term debt.

In December 2008, the FASB issued authoritative guidance regarding an employers’ disclosures about post-retirement benefit plan assets. Under the FASB guidance, employers are required to provide more detailed disclosures about the employers’ pension plan assets. New disclosures include more information on investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure fair value of plan assets. This guidance relating to these disclosures is effective for fiscal years ending after December 15, 2009. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations. See Note 14 for the Company’s disclosures about its pension and post-retirement plan assets.

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

In June 2008, the FASB issued authoritative guidance on determining whether instruments granted in shared-based payment transactions are participating securities. Under the FASB guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common shareholders. The Company’s vested service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Upon adoption of this standard, the vested service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for the twelve-month periods ended December 31, 2009, December 31, 2008 and December 31, 2007. The adoption of this guidance did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued authoritative guidance related to derivatives and hedging, which requires disclosures of how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. This guidance is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company adopted the provisions of the guidance effective January 1, 2009. See Note 10 for the Company’s disclosures about its derivative and hedging activities.

In February 2008, the FASB issued authoritative guidance which partially delayed the adoption of fair value measurement guidance until January 1, 2009 for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. See Note 7 for disclosure related to intangible assets including analysis of changes in goodwill.

In December 2007, the FASB issued authoritative guidance which established accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The guidance also established reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The guidance is effective for fiscal years beginning after December 15, 2008. As a result of adopting this guidance in the first quarter of 2009, the Company adjusted its balance sheet to reflect retrospective presentation prescribed by the guidance of noncontrolling interests in the amount of $0.5 from Other liabilities to the Shareholders’ equity section at December 31, 2009 and December 31, 2008. The Company considered guidance related to accounting changes and error corrections to ensure this change in accounting principle is properly accounted for. The adoption of this guidance did not have a material impact on the Company’s results of operations or Statement of Cash Flows.

3.	Accounts Receivable

Accounts receivable, net consists of the following:

	December 31,	December 31,
	2009	2008

Trade receivables	$144.0	$101.2
Volume-based pricing accrual	7.7	29.7
Employee receivables	0.1	1.9
Other	8.7	16.6

Total	160.5	149.4
Less: Allowance for doubtful accounts	(0.1)	(0.1)

Accounts receivable, net	$160.4	$149.3

4.	Inventory

Inventories are summarized as follows:

	December 31,	December 31,
	2009	2008

Raw materials	$209.1	$176.3
Work-in-process	1,526.0	1,260.3
Finished goods	30.8	27.5

Product inventory	1,765.9	1,464.1
Capitalized pre-production	441.0	417.9

Total inventory, net	$2,206.9	$1,882.0

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Inventories are summarized by platform as follows:

	December 31,	December 31,
	2009	2008

B737	$298.4	$309.6
B747(1)	140.6	154.2
B767	18.5	16.6
B777	146.3	166.4
B787(2)	896.3	768.3
Airbus — All platforms	129.9	70.7
Gulfstream(3)	365.8	224.7
Rolls-Royce	55.5	43.7
Cessna Citation Columbus(4)	23.0	20.0
Aftermarket	29.3	25.7
Other in-process inventory related to long-term contracts and other programs(5)	103.3	82.1

Total inventory	$2,206.9	$1,882.0

(1)	B747 inventory includes $11.3 and $63.6 in non-recurring production costs at December 31, 2009 and December 31, 2008, respectively, related to the B747-8 program.

(2)	B787 inventory includes $230.7 and $235.4 in capitalized pre-production costs at December 31, 2009 and December 31, 2008, respectively.

(3)	Gulfstream inventory includes $210.3 and $182.5 in capitalized pre-production costs at December 31, 2009 and December 31, 2008, respectively.

(4)	Includes non-recurring costs incurred on the Cessna Citation Columbus program that was terminated in July 2009 and which are subject to our termination claim.

(5)	Includes non-program specific inventoriable cost accruals and miscellaneous other work-in-process.

Capitalized pre-production costs include certain costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically recovered over a certain number of ship set deliveries and the Company believes these amounts will be fully recovered.

The following is a roll forward of the capitalized pre-production included in the inventory balances at December 31, 2009 and December 31, 2008:

	2009	2008

Balance, January 1	$417.9	$279.5
Charges to costs and expenses	(95.6)	(2.0)
Capitalized costs	118.7	140.4
Exchange rate	—	—

Balance, December 31	$441.0	$417.9

At December 31, 2009, work-in-process inventory included $457.4 of deferred production costs, which is comprised of $412.9 related to B787, $50.5 on certain other contracts for the excess of production costs over the estimated average cost per ship set, and $(6.0) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

blocks. These balances were $162.0, including $169.4 related to the B787 and $30.6 for certain other contracts, and $(38.0) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated cost per ship set for units delivered under the current production blocks, respectively, at December 31, 2008. Recovery of excess over average deferred production costs is dependent on the number of ship sets ultimately sold and lower production costs associated with future production under these contract blocks. The Company believes these amounts will be fully recovered.

Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.

The following is a roll forward of the deferred production included in the inventory balances at December 31, 2009 and December 31, 2008:

	2009	2008

Balance, January 1	$162.0	$57.1
Charges to costs and expenses	(189.6)	(141.5)
Capitalized costs	482.9	249.4
Exchange rate	2.1	(3.0)

Balance, December 31(1)	$457.4	$162.0

(1)	Approximately $243.5 of the increase in deferred production is related to an increase in deliveries of the B787 in 2009 over 2008.

The following is a roll forward of the inventory obsolescence and surplus reserve included in the inventory balances at December 31, 2009 and December 31, 2008:

	2009	2008

Balance, January 1	$31.2	$21.8
Charges to costs and expenses	12.2	24.9
Write-offs, net of recoveries	(28.5)	(14.9)
Exchange rate	0.2	(0.6)

Balance, December 31	$15.1	$31.2

5.	Property, Plant and Equipment

Property, plant and equipment, net consists of the following:

	December 31,	December 31,
	2009	2008

Land	$17.7	$15.5
Buildings (including improvements)	258.1	206.5
Machinery and equipment	624.8	512.8
Tooling	488.5	428.9
Construction-in-progress	316.3	204.3

Total	1,705.4	1,368.0
Less: accumulated depreciation	(426.1)	(299.7)

Property, plant and equipment, net	$1,279.3	$1,068.3

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $7.1 and $5.4 for the twelve months ended December 31, 2009 and December, 2008, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized $91.6, $85.0 and $106.6 of repair and maintenance expense for the twelve months ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

6.	Long-Term Receivable

In connection with the Boeing Acquisition, Boeing was required to make future non-interest bearing payments to the Company attributable to the acquisition of title of various tooling and other capital assets to be determined by the Company. The Company retained usage rights and custody of the assets for their remaining useful lives without compensation to Boeing. Since the Company retains the risks and rewards of ownership to such assets, the Company recorded such amounts as consideration to be returned from Boeing. The discounted receivable is accreted as interest income until payments occur and is recorded as a component of other current assets. The accretion of interest income was $6.5 in fiscal 2009, $16.2 in fiscal 2008 and $21.1 in fiscal 2007.

A discount rate of 9.75% was used to record the payments received during the year at their estimated present value and the remaining balance of this receivable was zero and $108.9 at December 31, 2009 and December 31, 2008, respectively.

7.	Other Assets

Other assets are summarized as follows:

	December 31,	December 31,
	2009	2008

Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	28.1	25.3

Total intangible assets	39.8	37.0
Less: Accumulated amortization-patents	(0.7)	(0.6)
Accumulated amortization-favorable leasehold interest	(3.1)	(2.5)
Accumulated amortization-customer relationships	(13.2)	(8.7)

Intangible assets, net	22.8	25.2
Deferred financing costs, net	25.0	14.3
Fair value of derivative instruments	1.2	3.8
Goodwill	3.0	2.7
Equity in net assets of affiliates	3.9	3.9
Other	18.7	2.7

Total	$74.6	$52.6

Deferred financing costs, net are recorded net of $21.4 and $14.7 of accumulated amortization at December 31, 2009 and December 31, 2008, respectively. During the second quarter of 2009, the Company incurred $10.2 of additional deferred financing costs in connection with the amendment to its revolving credit facility. During the third quarter of 2009, the Company incurred $7.0 of additional deferred financing costs in connection with its issuance of long-term bonds.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The Company recognized $4.1, $4.7, and $5.1 of amortization expense of intangibles for the twelve months ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively.

Estimated amortization expense associated with the Company’s amortizable intangible assets for each of the next five years is as follows:

2010	$4.1
2011	$4.1
2012	$4.1
2013	$4.1
2014	$1.6

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and December 31, 2008 are as follows:

	2009	2008

Balance, January 1	$2.7	$3.7
Goodwill acquired during year	—	—
Changes due to exchange rate	0.3	(1.0)

Balance, December 31	$3.0	$2.7

8.	Advance Payments and Deferred Revenue/Credits

Advance payments.  Advance payments are those payments made to the Company by third parties in contemplation of the future performance of services, receipt of goods, incurrence of expenditures, or for other assets to be provided by the Company on a contract and are repayable if such obligation is not satisfied. The amount of advance payments to be recovered against units expected to be delivered within a year is classified as a short-term liability, with the balance of the unliquidated advance payments classified as a long-term liability.

Deferred revenue.  Deferred revenue consists of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables. These payments are classified as deferred revenue when received, and recognized as revenue as the production units are delivered.

Advance payments and deferred revenue are summarized by platform as follows:

	December 31,	December 31,
	2009	2008

B737	$59.8	$87.3
B747	3.0	8.0
B787	924.3	1,019.9
Airbus — All platforms	66.8	52.6
Gulfstream	42.5	42.5
Other	21.6	21.2

Total advance payments and deferred revenue	$1,118.0	$1,231.5

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

9.	Government Grants

As part of our site construction projects in Kinston, North Carolina and Subang, Malaysia, we have the benefit of grants related to government funding of a portion of these buildings and other specific capital assets. Due to the terms of the lease agreements, we are deemed to own the construction projects. During the construction phase of the facilities, as amounts eligible under the terms of the grants are expended, we will record that spending as property, plant and equipment (construction-in-progress) and deferred grant income liability (less the present value of any future minimum lease payments). Upon completion of the facilities, the deferred grant income will be amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, will be amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income will be amortized over a ten-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income will be amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of December 31, 2009, we recorded $129.3 within property, plant and equipment and deferred grant income liability related to the use of grant funds in North Carolina and Malaysia. Of this amount, $125.5 in capital represents transactions where funds have been paid directly to contractors by an agency of the Malaysian Government in the case of Malaysia, and by the escrow agent in North Carolina, so they are not reflected on the Statement of Cash Flows.

Deferred grant income liability, net consists of the following:

	Twelve Months Ended	Twelve Months Ended
	December 31, 2009	December 31, 2008

Beginning balance	$38.8	$—
Grant liability recorded	89.2	38.8
Grant income recognized	(1.9)	—
Exchange rate	3.2	—

Total deferred grant income liability	$129.3	$38.8

The asset related to the deferred grant income, net consists of the following:

	Twelve Months Ended	Twelve Months Ended
	December 31, 2009	December 31, 2008

Beginning balance	$38.8	$—
Amount paid by Spirit (reimbursed by third parties)	0.7	2.3
Amount paid by escrow agent	88.5	37.0
Depreciation	(1.9)	—
Exchange rate	3.2	(0.5)

Total asset value related to deferred grant income	$129.3	$38.8

10.	Derivative and Hedging Activities

Effective as of the first quarter of 2009, we adopted FASB’s authoritative guidance on derivative and hedging disclosures, which expands the quarterly and annual disclosure requirements about our derivative instruments and hedging activities. The Company enters into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. The Company also enters into foreign currency hedge contracts to reduce the risks associated with the changes in foreign exchange rates on sales and cost of sales denominated in currencies other than the entities’ functional currency. Any gains or losses on the hedges are included in earnings when the underlying transaction that was hedged occurs. The Company does not use these contracts for speculative or trading

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

purposes. On the inception date, the Company designates a derivative contract as either a fair value or cash flow hedge in accordance with FASB guidance on accounting for derivatives and hedges and links the contract to either a specific asset or liability on the balance sheet, or to forecasted commitments or transactions. The Company formally documents the hedging relationship between the hedging instrument and the hedged item as well as its risk-management objective and strategy for undertaking the hedge, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on a quarterly basis, whether the derivative item is effective in offsetting changes in fair value or cash flows.

Changes in the fair value of derivative instruments considered to be effective hedges are reported in accumulated other comprehensive Income, net of tax. In the case of interest rate swaps, amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. If the actual interest rate on the fixed rate portion of debt is less than LIBOR, the monies received are recorded as an offset to interest expense. Conversely, if the actual interest rate on the fixed rate portion of debt is greater than LIBOR, then the Company pays the difference, which is recorded to interest expense. Reclassifications of the amounts related to the foreign currency hedge contracts are recorded to earnings in the same period in which the underlying transaction occurs. Any change in the fair value resulting from ineffectiveness is immediately recognized in earnings.

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

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item; the derivative expires or is sold, terminated or exercised; the derivative is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur; or management determines that the designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company continues to carry the derivative instrument on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings.

To the extent that derivative instruments do not qualify for hedge accounting treatment, the changes in fair market value of the instruments are reported in the results of operations for the current period.

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

Interest Rate Swaps

As required under our senior secured credit facility (see Note 12), we enter into floating-to-fixed interest rate swap agreements periodically. As of December 31, 2009, the interest swap agreements had notional amounts totaling $500.0.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

				Term B	Fair Value,
		Variable	Fixed	Fixed	December 31,
Principal Amount	Expires	Rate	Rate(1)	Rate(2)	2009

$100	July 2010	LIBOR	4.37%	6.12%	$(3.0)
$100	July 2011	LIBOR	4.27%	6.02%	$(5.7)
$300	July 2011	LIBOR	3.23%	4.98%	$(11.6)

				Total	$(20.3)

(1)	The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2)	The effective Term B fixed interest rate represents the fixed rate of the derivative instrument plus the 175 basis point margin above the variable LIBOR borrowing rate we pay on the Term B loan.

The purpose of entering into these swaps was to reduce the Company’s exposure to variable interest rates. The interest rate swaps settle on a quarterly basis when interest payments are made. These settlements occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of $(20.3) and $(23.0) at December 31, 2009 and December 31, 2008, respectively.

Foreign Currency Hedge Contracts

Spirit’s wholly-owned subsidiary Spirit AeroSystems (Europe) Limited (“Spirit Europe”) has certain sales, expenses, assets and liabilities that are denominated in British pounds sterling. However, certain sales of Spirit Europe’s products and some procurement costs are denominated in U.S. dollars and Euros. As a consequence, movements in exchange rates could cause net sales and our expenses to fluctuate, affecting our profitability and cash flows. In addition, even when revenues and expenses are matched, we must translate British pound sterling denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar as compared to the British pound sterling will affect our reported results of operations and the value of our assets and liabilities on our consolidated balance sheet, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods and/or result in significant changes to the carrying value of our assets, liabilities and shareholders’ equity.

We use foreign currency hedge contracts to reduce our exposure to currency exchange rate fluctuations. The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. The hedges are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. Gains and losses from these cash flow hedges are recorded to other comprehensive income until the underlying transaction for which the hedge was placed is recognized and then the value in other comprehensive income is reclassified to earnings. In the third quarter of 2009, we entered into new hedging contracts to hedge the U.S. dollar revenue from certain customers and payments in British pounds sterling. The fair value of the forward contracts was a net liability of $(1.8) and $(2.6) as of December 31, 2009 and December 31, 2008, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Notional Amount

	December 31, 2009
		Foreign				Risk From
	USD	Currency	Average	Average	Net Liability	Change in
Year	Buy/(Sell)(1)	Buy/(Sell)(1)	Contract Rate	Revaluation Rate	Fair Value	Revaluation Rate

2010	$(37.8)	£22.8	1.6577	1.6128	$(1.0)	$3.7
2011	(16.7)	10.0	1.6579	1.6089	(0.5)	1.7
2012-2013	(2.8)	1.6	1.6559	1.6062	(0.3)	0.3

	$(57.3)	£34.4			$(1.8)	$5.7

(1)	Includes foreign currency hedge contracts for 2010 through 2013 novated to Spirit Europe as a result of the BAE Acquisition (buy $0.3/sell £0.4), which had no underlying contractual transactions at the inception date of the contracts and, therefore, are classified as net debt securities which are not subject to hedge accounting. The mark-to-market values of these net debt securities are recorded through the Consolidated Statement of Operations on a monthly basis in accordance with FASB authoritative guidance on investments — debt and equity securities disclosures.

The following table summarizes the Company’s fair value of outstanding derivatives at December 31, 2009 and December 31, 2008:

	Fair Values of Derivative Instruments
	Other Asset Derivatives		Other Liability Derivatives
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008

Derivatives designated as hedging instruments
Interest rate swaps
Current	$—	$—	$16.9	$4.0
Non-current	—	—	3.4	19.0
Foreign currency hedge contracts
Current	—	—	0.9	2.4
Non-current	—	—	0.6	—

Total derivatives designated as hedging instruments	—	—	21.8	25.4

Derivatives not designated as hedging instruments
Foreign currency hedge contracts
Current	0.4	—	0.5	—
Non-current	1.2	3.8	1.4	4.0

Total derivatives not designated as hedging instruments	1.6	3.8	1.9	4.0

Total derivatives	$1.6	$3.8	$23.7	$29.4

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The impact on other comprehensive income (OCI) and earnings from cash flow hedges for the twelve months ended December 31, 2009 and December 31, 2008 was as follows:

Location of
			Location of			(Gain) or Loss
			(Gain) or			Recognized in
			Loss			Income on
			Reclassified			Derivative
			from			(Ineffective	Amount of (Gain) or Loss
			Accumulated	Amount of (Gain) or Loss		Portion and	Recognized in Income on
	Amount of Loss		OCI into	Reclassified from		Amount	Derivative (Ineffective
Derivatives in	Recognized in OCI, net of		Income	Accumulated OCI into		Excluded from	Portion and Amount
Cash Flow Hedging	tax, on Derivative		(Effective	Income		Effectiveness	Excluded from
Relationships	(Effective Portion)		Portion)	(Effective Portion)		Testing)	Effectiveness Testing)
	For the Twelve Months Ended			For the Twelve Months Ended			For the Twelve Months Ended
	December 31,	December 31,		December 31,	December 31,		December 31,	December 31,
	2009	2008		2009	2008		2009	2008

Interest rate swaps	$(5.7)	$(14.0)	Interest expense	$15.5	$3.1	Other (income)/ expense	$—	$(0.4)
Foreign currency hedge contracts	(1.0)	(4.1)	Sales/ Revenue	3.3	(2.7)	Other (income)/ expense	—	—

Total	$(6.7)	$(18.1)		$18.8	$0.4		$—	$(0.4)

The impact on earnings from foreign currency hedge contracts that do not qualify as cash flow hedges was not material for the twelve months ended December 31, 2009 and December 31, 2008.

Gains and losses accumulated in other comprehensive income for interest rate swaps are reclassified into earnings as each interest rate period is reset. During the next twelve months, the Company estimates that a loss of $(8.2) will be reclassified from other comprehensive income, net of tax, as a charge to earnings from interest rate swaps. Interest rate swaps are placed for a period of time not to exceed the maturity of the Company’s senior secured term loan. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.

Gains and losses accumulated in other comprehensive income for foreign currency hedge contracts are reclassified into earnings as the underlying transactions for which the contracts were entered into are realized. During the next twelve months, the Company estimates that a loss of $(0.6) will be reclassified from other comprehensive income, net of tax. None of the gains or losses reclassified to earnings are attributable to the discontinuance of cash flow hedges.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Observable inputs, such as current and forward interest rates and foreign exchange rates, are used in determining the fair value of our interest rate swaps and foreign currency hedge contracts.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets and liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

	Fair Value Measurements
				At December 31, 2009
				Using
				Quoted Prices in	Significant
	December 31, 2009			Active Markets	Other	Significant
	Total Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

Money Market Fund	$240.0	$240.0	$—	$240.0	$—	$—
Interest Rate Swaps	$(20.3)	$—	$(20.3)	$—	$(20.3)	$—
Foreign Currency Hedge Contracts	$(1.8)	$1.6	$(3.4)	$—	$(1.8)	$—

Fair Value Measurements
At December 31, 2008
Using
				Quoted Prices in	Significant
	December 31, 2008			Active Markets	Other	Significant
	Total Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

Interest Rate Swaps	$(23.0)	$—	$(23.0)	$—	$(23.0)	$—
Foreign Currency Hedge Contracts	$(2.6)	$3.8	$(6.4)	$—	$(2.6)	$—

The fair value of the interest rate swaps and foreign currency hedge contracts are determined by using mark-to-market reports generated for each derivative and evaluated for counterparty risk. In the case of the interest rate swaps, the Company evaluated its counterparty risk using credit default swaps, historical default rates and credit spreads.

The Company’s long-term debt consists of obligations with variable interest rates and senior unsecured notes. The estimated fair value of our debt obligations is based on the quoted market prices for such obligations. The

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

following table presents the carrying amount and estimated fair value of long-term debt in accordance with FASB authoritative guidance on fair value measurements related to disclosures of financial instruments:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior secured term loan (including current portion)	$572.0	$549.9	$577.9	$479.7
Senior unsecured notes	293.6	289.5	—	—
Malaysian loan	16.3	16.1	8.9	7.4

	$881.9	$855.5	$586.8	$487.1

12.	Debt

Credit Agreement

In connection with the Boeing Acquisition, the Company executed an $875.0 credit agreement that consisted of a $700.0 senior secured term loan used to fund the acquisition and pay all related fees and expenses associated with the acquisition and the credit agreement, and a $175.0 senior secured revolving credit facility. In March 2008, the revolving credit facility was increased to $650.0. In June 2009, the Company entered into amendment No. 2 to its senior secured credit facility, whereby borrowing capacity under the revolving credit facility was increased from $650.0 to $729.0. The maturity date with respect to $408.8 of the revolver was extended to June 30, 2012. The maturity date for the remaining $320.2 of the revolver will continue to be June 30, 2010. Commitment fees associated with the portion of the revolver that was extended to June 30, 2012 increased from a rate of 50 basis points on the undrawn amount to 75 basis points. Commitment fees associated with the undrawn portion of the revolver that terminates on June 30, 2010 continue to be 50 basis points. The applicable margin payable on revolving loans in respect of which the underlying revolving credit commitment has been extended to June 30, 2012 (“Extending Revolving Loans”) has been increased. The applicable margin continues to be determined in accordance with a performance grid based on total leverage ratio and, for Extending Revolving Loans, ranges from 3.00% to 4.00% per annum in the case of LIBOR advances and from 2.00% to 3.00% per annum in the case of alternate base rate advances. The applicable margin payable in respect of loans that are Non-Extending Revolving Loans continues to range from 2.25% to 2.75% per annum in the case of LIBOR advances and from 1.25% to 1.75% per annum in the case of alternate base rate advances. At December 31, 2009, the Company’s total leverage ratio was 2.00:1.00 resulting in margins of 3.5% and 2.5% per annum on LIBOR borrowings on Extending Revolving Loans and Non-Extending Revolving Loans, respectively, and margins of 2.5% and 1.5% per annum on alternative base rate borrowings on Extending Revolving Loans and Non-Extending Revolving Loans, respectively. The entire asset classes of the Company, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility. As of December 31, 2009 and December 31, 2008, the outstanding balance of the term loan was $572.0 and $577.9, respectively. No amounts were outstanding under the revolving credit facility at either December 31, 2009 or December 31, 2008. As of December 31, 2009, there were $16.9 of letters of credit outstanding.

The amended credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. The amended credit agreement contains a revised Covenant Leverage Ratio and a new Interest Coverage Ratio. The Covenant Leverage Ratio (as defined in the credit agreement) financial covenant was modified to provide that the maximum Covenant Leverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not exceed 2.5:1 through maturity. The new Interest Coverage Ratio (as defined in the credit agreement) financial covenant was added to provide that the Interest Coverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not be less than 4:1. The

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Financial Covenant ratios are calculated each quarter in accordance with the credit agreement. Failure to meet these financial covenants would be an event of default under the senior secured credit facility. As of December 31, 2009, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement.

Malaysian Term Loan

On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD (“Spirit Malaysia”) entered into a Facility Agreement (“Malaysia Facility Agreement”) for a term loan facility of Ringgit Malaysia (RM) 69.2 (approximately USD $20.0) (the “Malaysia Facility”), with EXIM Bank to be used towards partial financing of plant and equipment (including the acquisition of production equipment), materials, inventory and administrative costs associated with the establishment of an aerospace-related composite component assembly plant, plus potential additional work packages in Malaysia at the Malaysia International Aerospace Center in Subang, Selangor, Malaysia (the “Project”). Funds for the Project will be available on a drawdown basis over a twenty-four month period from the date of the Malaysia Facility Agreement. Spirit Malaysia is scheduled to make periodic draws against the Malaysia Facility.

The indebtedness repayment requires quarterly principal installments of RM 3.3 (USD $1.0) from September 2011 through May 2017, or until the entire loan principal has been repaid.

Outstanding amounts drawn under the Malaysia Facility are subject to a fixed interest rate of 3.5% per annum, payable quarterly.

France Factory

On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL (“Spirit France”) entered into a capital lease agreement for Euros €9.0 (approximately USD $13.1), with BNP Paribas Bank (“BNP”) to be used towards the construction of an aerospace-related component assembly plant in Saint-Nazaire, France (the “Saint-Nazaire Project”). The Company will act as BNP’s construction agent during the construction phase of the Saint-Nazaire Project and lease payments will begin upon completion of construction, which is expected during the third quarter of 2010.

The capital lease repayment is variable based on the three-month Euribor rate plus 2.2% and is paid quarterly. Payments are expected to be approximately Euros €0.2 (USD $0.3) quarterly from July 2010 through April 2025 with a residual amount of Euros €0.9 (USD $1.3) to be paid at the conclusion of the capital lease agreement.

Outstanding amounts expended by BNP under the capital lease agreement are capitalized as construction-in-progress on the Company’s books with a corresponding amount of construction debt. During the year ended December 31, 2009, the Company recorded $5.7 in construction debt.

Total debt shown on the balance sheet is comprised of the following:

	December 31,	December 31,
	2009	2008

Senior secured debt (short and long-term)	$572.0	$577.9
Long-term bond debt	293.6	—
Malaysian term loan	16.3	8.9
Present value of capital lease obligations	10.3	1.2
Other	1.6	—

Total	$893.8	$588.0

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

13.	Long-Term Bond Debt

On September 30, 2009, Spirit issued $300.0 of 7 1/2% Senior Notes due October 1, 2017 (the “Notes”), with interest payable semi-annually, in cash, in arrears on April 1 and October 1 of each year, beginning April 1, 2010. Prior to October 1, 2012, Spirit may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 107.5% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the redemption date. At any time prior to October 1, 2013, Spirit may redeem the Notes, in whole or in part, at a redemption price ratio equal to 100% of the principal amount of the Notes redeemed, plus a make-whole premium, plus any accrued and unpaid interest and additional interest, if any, to the redemption date. Spirit may redeem the Notes at its option, in whole or in part, at any time on or after October 1, 2013, upon not less than 30 nor more than 60 days’ notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date.

Year	Price

2013	103.750%
2014	101.875%
2015 and thereafter	100.000%

If a change of control of Spirit occurs, each holder of the Notes shall have the right to require that Spirit repurchase all or a portion of such holder’s Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Holdings and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The outstanding balance of the Notes was $293.6 as of December 31, 2009.

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

The Indenture contains covenants that limit Spirit’s, Holdings and certain of Spirit’s subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) incur additional debt; (ii) pay dividends, redeem stock or make other distributions, (iii) repurchase equity securities, prepay subordinated debt or make certain investments, (iv) make other restricted payments and investments, (v) issue certain disqualified stock and preferred stock, (vi) create liens without granting equal and ratable liens to the holders of the Notes, (vii) enter into sale and leaseback transactions, (viii) merge, consolidate or transfer or dispose of substantially all of their assets, (ix) enter into certain types of transactions with affiliates and (x) sell assets. These covenants are subject to a number of qualifications and limitations. In addition, the Indenture limits Spirit’s, Holdings’ and the guarantor subsidiaries’ ability to engage in businesses other than businesses in which such companies are engaged on the date of issuance of the Notes and related businesses.

In addition, the Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among other things: failure to make payments on the Notes when due, failure to comply with covenants under the Indenture, failure to pay certain other indebtedness or acceleration of maturity of certain other indebtedness, failure to satisfy or discharge certain final judgments and occurrence of certain bankruptcy events. If an event of default occurs, the trustee or holders of at least 25% of the aggregate principal amount of the then outstanding Notes may, among other things, declare the entire outstanding balance of principal

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

and interest on all outstanding Notes to be immediately due and payable. If an event of default involving certain bankruptcy events occurs, payment of principal and interest on the Notes will be accelerated without the necessity of notice or any other action on the part of any person.

Spirit repaid $200.0 of borrowings under its existing senior secured revolving credit facility using a portion of the proceeds of the offering of the Notes, which increased the availability under the revolving credit facility to $729.0, reduced by $16.9 of outstanding letters of credit.

14.	Pension and Other Post-Retirement Benefits

Multi-Employer Pension Plan

In connection with the collective bargaining agreement signed with the International Association of Machinists and Aerospace Workers (IAM), the Company contributes to a multi-employer defined benefit pension plan (IAM National Pension Fund). The level of contribution, as specified in the bargaining agreement, is fixed over the five year contract period at $1.35 per hour of employee service. The collective bargaining agreement with the United Automobile, Aerospace & Agricultural Implement Workers of America (UAW), specifies that the Company will contribute $1.25 per hour to a multi-employer defined benefit pension plan (IAM National Pension Fund) beginning in 2007. The UAW bargaining agreement provides for a $0.05 increase per hour in the contribution rate beginning in 2008 and an additional $0.05 increase per hour beginning in 2010.

The Company made contributions of $18.1 and $18.0 to the IAM National Pension Fund on behalf of IAM and UAW members for the twelve months ended December 31, 2009 and December 31, 2008, respectively.

Defined Contribution Plans

The Company contributes to a defined contribution plan available to all employees, excluding IAM and UAW represented employees. Under the plan, the Company makes a matching contribution of 75% of the employee contribution to a maximum 8% of eligible individual employee compensation. In addition, non-matching contributions based on an employee’s age and service are paid at the end of each calendar year for certain employee groups.

The Company recorded $35.5 and $33.6 in contributions to these plans for the twelve months ended December 31, 2009 and December 31, 2008, respectively.

On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who are hired after the date of acquisition. Under the plan, the Company contributes 8% of basic salary while participating employees are required to contribute 4% of basic salary. The Company recorded $0.9 in contributions to this plan for the period ended December 31, 2009, $0.4 in contributions for the period ended December 31, 2008, and $0.2 in contributions for the period ended December 31, 2007.

Defined Benefit Pension Plans

Effective June 17, 2005, pension assets and liabilities were spun-off from three Boeing qualified plans into four qualified Spirit AeroSystems plans for each Spirit AeroSystems employee who did not retire from Boeing by August 1, 2005. Effective December 31, 2005, all four qualified plans were merged together. In addition, Spirit AeroSystems has one nonqualified plan providing supplemental benefits to executives (SERP) who transferred from a Boeing nonqualified plan to a Spirit AeroSystems plan and elected to keep their benefits in this plan. Both plans are frozen as of the date of acquisition (i.e., no future service benefits are being earned in these plans). We intend to fund our qualified pension plan through a trust. Pension assets are placed in trust solely for the benefit of the pension plans’ participants and are structured to maintain liquidity that is sufficient to pay benefit obligations.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

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

Changes Required by FASB Authoritative Guidance

As of December 31, 2009, we reflect an asset of $171.2 for our qualified pension plan, a liability of $0.8 for our nonqualified pension plan and a liability of $61.9 for our post-retirement medical plan. For the U.K. plan, we reflect a liability of $0.1 as of December 31, 2009. The pension and post-retirement medical plan adjustment to accumulated other comprehensive income (AOCI) for the fiscal year ended December 31, 2009 is $(90.9) or $(55.8), net of tax.

The FASB guidance also required that we change our measurement date from November 30 to the fiscal year end (i.e. December 31) by year end 2008. To facilitate this change for the U.S. plans, the Company elected to apply the transition option under which a 13-month measurement was determined as of November 30, 2007 that covered the period until the fiscal year-end measurement was required on December 31, 2008. As a result, an adjustment to retained earnings was recorded in the first half of fiscal year 2008 as follows: pension $3.2 and other post-retirement benefits $(0.3), resulting in a net adjustment of $1.8, net of $1.1 in tax. Because our Europe plans already used a December 31 measurement date, no transition was necessary for these plans.

Obligations and Funded Status

The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the Consolidated Balance Sheets for the fiscal years 2009 and 2008. Benefit obligation balances presented in the tables reflect the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for our pension plans, and accumulated post-retirement benefit obligations (APBO) for our post-retirement medical plan. Effective for the fiscal year ending December 31, 2008, we use an end of fiscal year measurement date of December 31 for our U.S. pension and post-retirement medical plans as required by FASB authoritative guidance.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

			Other
			Post-Retirement
	Pension Benefits		Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2009	2008	2009	2008

Change in projected benefit obligation:
Beginning Balance	$619.1	$559.7	$44.4	$33.6
Acquisitions	—	—	—	—
Service Cost	—	—	2.0	1.6
Interest Cost	37.5	40.1	2.8	2.2
Amendments	—	—	—	—
Actuarial (gains) and losses	(8.7)	21.1	12.7	7.0
Benefits paid	(2.4)	(1.8)	—	—

Projected benefit obligation at the end of the period	$645.5	$619.1	$61.9	$44.4

Assumptions used to determine benefit obligation:
Discount rate	6.15%	6.07%	5.89%	6.34%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	10.00%	9.00%
Ultimate trend rate	N/A	N/A	4.50%	5.00%
Year that ultimate trend rate is reached	N/A	N/A	2030	2013
Change in fair value of plan assets:
Beginning Balance	$678.4	$877.7	$—	$—
Acquisitions	—	—	—	—
Actual return on assets	141.7	(195.7)	—	—
Benefits paid	(2.4)	(1.7)	—	—
Expenses paid	(1.8)	(1.9)	—	—

Ending Balance	$815.9	$678.4	$—	$—

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$170.4	$59.3	$(61.9)	$(44.4)
Employer contributions between measurement date and fiscal year end	—	—	—	—

Net amounts recognized	$170.4	$59.3	$(61.9)	$(44.4)

Amounts recognized in the balance sheet:
Noncurrent assets	$171.2	$60.1	$—	$—
Current liabilities	—	—	(0.2)	—
Noncurrent liabilities	(0.8)	(0.8)	(61.7)	(44.4)

Net amounts recognized	$170.4	$59.3	$(61.9)	$(44.4)

Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Prior service cost credit	$—	$—	$—	$—
Accumulated gain (loss)	(52.9)	(156.0)	(13.3)	(0.6)

Accumulated other comprehensive income (AOCI)	$(52.9)	$(156.0)	$(13.3)	$(0.6)
Cumulative employer contributions in excess of net periodic benefit cost	223.3	215.3	(48.6)	(43.8)

Net amount recognized in the balance sheet	170.4	59.3	(61.9)	(44.4)
Information for pension plans with benefit obligations in excess of plan assets
Projected benefit obligation/APBO	$0.8	$0.8	$61.9	$44.4
Accumulated benefit obligation	0.8	0.8	—	—
Fair value of assets	—	—	—	—

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2009	2008

Change in projected benefit obligation:
Beginning Balance	$25.3	$29.6
Acquisitions	—	—
Service Cost	5.8	8.0
Interest Cost	1.4	1.5
Employee contributions	0.1	0.1
Amendments	—	—
Actuarial (gains) and losses	3.2	(6.1)
Settlements	—	—
Benefits paid	(0.1)	(0.1)
Rebates from U.K. Government	0.9	1.1
Exchange rate changes	3.2	(8.8)

Projected benefit obligation at the end of the period	$39.8	$25.3

Assumptions used to determine benefit obligation:
Discount rate	5.70%	5.40%
Rate of compensation increase	4.20%	3.50%
Change in fair value of plan assets:
Beginning Balance	$23.2	$20.9
Acquisitions	—	—
Actual return on assets	5.1	(2.3)
Company contributions	7.6	10.4
Employee contributions	0.1	0.2
Rebates from U.K. Government	0.8	1.7
Benefits paid	(0.1)	(0.1)
Expenses paid	—	—
Exchange rate changes	3.0	(7.6)

Ending Balance	$39.7	$23.2

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$(0.1)	$(2.1)
Employer contributions between measurement date and fiscal year end	—	—

Net amounts recognized	$(0.1)	$(2.1)

Amounts recognized in the balance sheet:
Noncurrent assets	$—	$—
Current liabilities	—	—
Noncurrent liabilities	(0.1)	(2.1)

Net amounts recognized	$(0.1)	$(2.1)

Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Prior service (cost) credit	$—	$—
Accumulated gain (loss)	8.0	7.4

Accumulated other comprehensive income (AOCI)	8.0	7.4
Prepaid (unfunded accrued) pension cost	(8.1)	(9.5)

Net amount recognized in the balance sheet	$(0.1)	$(2.1)

Information for pension plans with benefit obligations in excess of plan assets
Projected benefit obligation/APBO	$39.8	$25.3
Accumulated benefit obligation	25.0	14.5
Fair value of assets	$39.7	$23.2

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Annual Expense

The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for 2009, 2008 and 2007 are as follows:

				Other
				Post-Retirement
	Pension Benefits			Benefits
	Periods Ended			Periods Ended
	December 31,			December 31,
U.S. Plans	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost (income):
Service Cost	$—	$—	$—	$2.0	$1.5	$1.5
Interest Cost	37.5	36.9	35.3	2.8	2.0	1.7
Expected return on plan assets	(54.1)	(70.1)	(67.5)	—	—	—
Amortization of net (gain) loss	8.5	(5.4)	—	—	(0.5)	(0.3)
Amortization of prior service cost	—	—	—	—	—	—

Net periodic benefit cost (income)	$(8.1)	$(38.6)	$(32.2)	$4.8	$3.0	$2.9

Other changes recognized in OCI:
Total recognized in OCI (income) loss	$(103.1)	$300.5	$(79.2)	$12.8	$7.6	$(2.4)
Total recognized in net periodic benefit cost and OCI	$(111.2)	$261.9	$(111.4)	$17.6	$10.6	$0.5

Assumptions Used to Determine Net Periodic Benefit Costs:
Discount rate	6.07%	6.60%	5.75%	6.34%	6.40%	5.60%
Expected return on plan assets	8.00%	8.00%	8.25%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	9.00%	10.00%	9.00%
Ultimate trend rate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2013	2013	2011

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for 2009, 2008 and 2007 are as follows:

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2009	2008	2007

Components of net periodic benefit cost (income):
Service cost	$5.8	$8.0	$8.0
Interest cost	1.5	1.5	1.5
Expected return on plan assets	(1.7)	(1.6)	(0.8)
Amortization of net gain	(0.4)	(0.3)	—
Amortization of prior service cost	—	—	—

Net periodic benefit cost	$5.2	$7.6	$8.7

Other changes recognized in OCI:
Total income recognized in OCI	$(0.6)	$(0.2)	$(8.0)
Total recognized in net periodic benefit cost and OCI	$4.6	$7.4	$0.7

Assumptions Used to Determine Net Periodic Benefit Costs:
Discount rate	5.40%	5.40%	5.00%
Expected return on plan assets	5.74%	6.27%	5.83%
Salary increases	3.50%	4.00%	4.00%

The estimated net (gain) loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year for U.K. plans is $(0.3).

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

The pension expected return on assets assumption is derived from the long-term expected returns based on the investment allocation by class specified in the Company’s investment policy. The expected return on plan assets determined on each measurement date is used to calculate the net periodic benefit (income)/cost of the upcoming plan year.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. To determine the health care cost trend rates the Company considers national health trends and adjusts for its specific plan design and locations.

A one-percentage point increase in the initial through ultimate assumed health care trend rates would have increased the accumulated post-retirement benefit obligation by $6.8 at December 31, 2009 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2009 by $0.5. A one-percentage point decrease would have decreased the obligation by $6.1 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2009 by $0.5.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

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

The Company’s plans have asset allocations for the U.S., as of December 31, 2009 and December 31, 2008, as follows:

	2009	2008

Asset Category — U.S.
Equity securities — U.S.	50%	43%
Equity securities — International	6%	5%
Debt securities	40%	48%
Real estate	4%	4%

Total	100%	100%

U.K. Plans

The Trustee’s investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is, to achieve a return on the total Plan which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Equities	60%
Bonds	40%

The Company’s plans have asset allocations for the U.K., as of December 31, 2009 and December 31, 2008, as follows:

	2009	2008

Asset Category — U.K.
Equity securities	60%	49%
Debt securities	38%	48%
Other	2%	3%

Total	100%	100%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Projected contributions and benefit payments

Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be zero in 2010 and discretionary contributions are not expected in 2010. SERP and post-retirement medical plan contributions in 2010 are not expected to exceed $0.3. Expected contributions to the U.K. plan for 2010 are $8.1.

We monitor our defined benefit pension plan asset investments on a quarterly basis and we believe that we are not exposed to any significant credit risk in these investments.

The total benefits expected to be paid over the next ten years from the plans’ assets or the assets of the Company, by country, are as follows:

		Other
		Post-Retirement
U.S.	Pension Plans	Benefit Plans

2010	$5.1	$0.2
2011	$7.1	$0.4
2012	$9.5	$0.4
2013	$12.7	$1.7
2014	$16.7	$4.1
2015-2019	$162.8	$48.7

U.K.	Pension Plans

2010	$0.2
2011	$0.3
2012	$0.4
2013	$0.6
2014	$0.7
2015-2019	$6.2

Fair Value Measurements

The pension plan assets are valued at fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Temporary Cash Investments — These investments consist of U.S. dollars and foreign currencies held in master trust accounts. Foreign currencies held are reported in terms of U.S. dollars based on currency exchange rates readily available in active markets. These temporary cash investments are classified as Level 1 investments.

Exchange Traded Funds — These investments are valued using the Net Asset Value (NAV) provided by the administrator of the fund. The NAV is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of shares outstanding. The NAV is a quoted price in an active market and classified within level 1 of the valuation hierarchy.

Collective Investment Trusts — These investments are public investment vehicles valued using middle market prices and performance of the fund. The trust allocates notional units to the policy holder based on the underlying notional unit buy (offer) price using the middle market price plus transaction costs. These investments are classified within level 3 of the valuation hierarchy.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Commingled Equity and Bond Funds — These investments are valued at the closing price reported by the Plan Trustee. These investments are not being traded in an active market, but are backed by various investment securities managed by the Bank of New York. Fair value is being calculated using unobservable inputs that rely on the Bank of New York’s own assumptions and are therefore classified within level 3 of the valuation hierarchy, although these assumptions are based on underlying investments which are traded on an active market.

As of December 31, 2009, the pension plan assets measured at fair value on a recurring basis were as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Temporary cash investments	$0.8	$0.8	$—	$—
Exchange Traded Funds	$7.9	$7.9	$—	$—
Collective Investment Trusts	$38.9	$—	$—	$38.9
Commingled Equity and Bond Funds	$808.0	$—	$—	$808.0

	$855.6	$8.7	$—	$846.9

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 investment assets and liabilities for the year ended December 31, 2009:

			Sales,
	Beginning		Maturities,	Exchange	Ending Fair
Description	Fair Value	Gain (Loss)	Settlements, Net	rate	Value

Collective Investment Trusts	$22.6	$5.1	$8.2	$3.0	$38.9
Commingled Equity and Bond Funds	672.2	139.5	(3.7)	—	808.0

	$694.8	$144.6	$4.5	$3.0	$846.9

15.	Capital Stock

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

16.	Stock Compensation

Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.

For the fiscal period ended December 31, 2009, Holdings has recognized a net total of $10.1 of stock compensation expense, which is net of $3.3 resulting from stock forfeitures. Of the total $10.1 of net stock compensation expense recorded in 2009, $9.7 was recorded as an expense in selling, general and administrative expense while the remaining $0.4 was capitalized in inventory and is recognized through cost of sales consistent

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

with the accounting methods we follow in accordance with FASB authoritative guidance. Holdings recognized a total of $15.7 and $33.0 of stock compensation expense for the periods ended December 31, 2008 and December 31, 2007, respectively. The total income tax benefit recognized in the income statement for share based compensation arrangements was $3.8, $5.9, and $12.4 for 2009, 2008, and 2007, respectively.

The fair value of vested class B shares was $27.4, $17.4, and $57.0 at December 31, 2009, December 31, 2008, and December 31, 2007, respectively, based on the market value of Holdings’ common stock on those dates. The fair value of vested class A shares was $0.4 at December 31, 2009 and zero at both December 31, 2008 and December 31, 2007, based on the market value of Holdings’ common stock on those dates.

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

The Company expensed $5.2 offset by $2.9 expense reduction resulting from stock forfeitures for the year ended December 31, 2009. The Company expensed a net total of $9.3 and $26.5 for the periods ended December 31, 2008 and December 31, 2007, respectively. Included in the 2007 expense was a catch-up adjustment of $7.0 recorded in the second quarter related to the acceleration of vesting caused by the May 2007 secondary offering. The Company’s unamortized stock compensation related to these restricted shares is $1.0. The weighted average remaining period of compensation cost not yet recognized is 0.6 years. The weighted average remaining period for the vesting of these shares is 5.6 years. The intrinsic value of the unvested shares based on the value of the Company’s stock at December 31, 2009 was $41.3, based on the value of the Company’s stock and the number of unvested shares.

Due to the occurrence during 2009 of the four-year anniversaries of the Executive Incentive Plan grant dates for certain participants in the plan, those participants acquired an incremental 8.81% interest in the shares granted to them under the plan, such that their total cumulative interest in the shares granted to them would be 80%. The total number of additional shares in which an interest was acquired during 2009 was 668,512. The participants have a nonforfeitable interest in those shares; however, as per the plan document, the shares are still restricted until the earlier of a liquidity event or June 16, 2015. Participants do not have the unrestricted rights of stockholders until those shares vest. Most participants will acquire a cumulative 80% or 100% interest as they reach the four-year or five-year anniversary date of their grant dates in 2010 and 2011.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The following table summarizes the activity of restricted shares under the EIP for the periods ended December 31, 2007, December 31, 2008 and December 31, 2009:

	Shares	Value(1)
	(Thousands)

Executive Incentive Plan
Nonvested at December 31, 2006	5,361	$61.2
Granted during period	—	—
Vested during period	(2,555)	(28.9)
Forfeited during period	(337)	(4.3)

Nonvested at December 31, 2007	2,469	28.0
Granted during period	—	—
Vested during period	—	—
Forfeited during period	(108)	(0.6)

Nonvested at December 31, 2008	2,361	27.4
Granted during period	—	—
Vested during period	—	—
Forfeited during period	(280)	(3.8)

Nonvested at December 31, 2009	2,081	$23.6

(1)	Value represents grant date fair value.

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

For each non-employee Director of the Company, one-half of their annual director compensation will be paid in the form of a grant of class A common stock and/or class A common RSUs, as elected by each Director. In addition, each Director may elect to have all or any portion of the remainder of their annual director compensation paid in cash or in the form of a grant of stock and/or RSUs. If participants cease to serve as Directors within a year of the grant, the restricted shares and/or RSUs are forfeited. In May 2009, the Board of Directors authorized a grant of 56,451 shares of restricted class A common stock to its members valued at $0.7 based on the share price of the Company’s common stock at the grant date. The Company expensed $0.7, $0.4, and $0.0 for the Board of Directors shares during the periods ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. The Company’s unamortized stock compensation related to these restricted shares is $0.2 which will be recognized over a weighted average remaining period of 4 months. The intrinsic value of the unvested shares based on the value of the Company’s stock at December 31, 2009 was $1.1, based on the value of the Company’s stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The following table summarizes stock and RSU grants to members of the Company’s Board of Directors for the periods ended December 31, 2007, December 31, 2008 and December 31, 2009:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)

Board of Directors Stock Grants
Nonvested at December 31, 2006	—	223	$—	$3.3
Granted during period	—	—	—	—
Vested during period	—	(223)	—	(3.3)
Forfeited during period	—	—	—	—

Nonvested at December 31,2007	—	—	—	—
Granted during period	21	—	0.6	—
Vested during period	—	—	—	—
Forfeited during period	—	—	—	—

Nonvested at December 31, 2008	21	—	0.6	—
Granted during period	56	—	0.7	—
Vested during period	(21)	—	(0.6)	—
Forfeited during period	—	—	—	—

Nonvested at December 31, 2009	56	—	$0.7	$—

(1)	Value represents grant date fair value.

Short-Term Incentive Plan

The Short-Term Incentive Plan enables eligible employees to receive incentive benefits in the form of restricted stock in the Company, cash, or both, as determined by the Board of Directors or its authorized committee. The stock portion vests one year from the date of grant. Restricted shares are forfeited if the employee’s employment terminates prior to vesting.

In the first quarter of 2009, the Company recognized $0.5 of expense related to the shares granted under the Short-Term Incentive Plan for 2007 performance, which fully vested twelve months from the grant date. For the 2008 plan year, 308,667 shares with a value of $3.5 were granted on February 20, 2009 and will vest on the one-year anniversary of the grant date. The Company expensed $3.4 for the twelve months ended December 31, 2008 for the 2007 plan year grant. The 2007 cash award of $3.9 was expensed in 2007 and paid in 2008. The Company expensed $2.8 for the twelve months ended December 31, 2009 for the 2008 plan year grant. The 2008 cash award of $3.5 was expensed in 2008 and paid in 2009. The Company’s unamortized stock compensation related to these unvested Short-Term Incentive Plan shares is $0.4 which will be recognized over a weighted average remaining period of 1.5 months. The intrinsic value of the unvested shares at December 31, 2009 was $5.5, based on the value of the Company’s common stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The following table summarizes the activity of the restricted shares under the Short-Term Incentive Plan for the twelve months ended December 31, 2007, December 31, 2008 and December 31, 2009:

	Shares	Value(1)
	(Thousands)

Short-Term Incentive Plan
Nonvested at December 31, 2006	390	$6.6
Granted during period	250	7.5
Vested during period	(381)	(6.4)
Forfeited during period	(27)	(0.7)

Nonvested at December 31, 2007	232	7.0
Granted during period	150	4.2
Vested during period	(231)	(7.0)
Forfeited during period	(11)	(0.3)

Nonvested at December 31, 2008	140	3.9
Granted during period	309	3.5
Vested during period	(140)	(3.9)
Forfeited during period	(31)	(0.3)

Nonvested at December 31, 2009	278	$3.2

(1)	Value represents grant date fair value.

Long-Term Incentive Plan

The Long-Term Incentive Plan (“LTIP”) is designed to encourage retention of key employees.

For shares granted in 2007, one-half of the granted restricted shares of class B common stock vested on the second anniversary of the grant date in February 2009, and the other one-half will vest on the fourth anniversary of the grant date in 2011. Restricted shares are forfeited if the participant’s employment terminates prior to vesting. In the first quarter of 2007, 67,391 shares valued at $2.0 were granted. The Company expensed $0.4, $0.4 and $0.6 for the unvested class B LTIP shares in the twelve months ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. The Company’s unamortized stock compensation related to these unvested class B shares is $0.5 which will be recognized over a weighted average remaining period of 1.1 years. The intrinsic value of the unvested class B LTIP shares at December 31, 2009 was $0.6, based on the value of the Company’s common stock and the number of unvested shares.

In May 2009, 852,294 class A shares valued at $11.0 were granted and will vest annually in three equal installments beginning on the two-year anniversary of the grant date. Within the May 2008 LTIP grant were three groups of awards, each with a unique vesting schedule. The first group of shares vests over three years, with one-third vesting annually beginning in 2009. The second and third groups also vest in one-third increments, but vesting begins on the second and third anniversary of the grant, respectively. If the Executive Incentive Plan vesting is accelerated by the occurrence of a full liquidity event prior to June 2010, the third group of LTIP shares will begin vesting on the second anniversary of the grant.

The Company expensed a total of $3.5 for the unvested class A LTIP shares in the twelve months ended December 31, 2009, net of $0.2 of forfeited shares. The Company expensed a net total of $1.3 for class A LTIP shares for the period ended December 31, 2008.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The Company’s unamortized stock compensation related to these unvested class A shares is $14.2 which will be recognized over a weighted average remaining period of 3.2 years. The intrinsic value of the unvested class A LTIP shares at December 31, 2009 was $21.8, based on the value of the Company’s common stock and the number of unvested shares.

The following table summarizes the activity of the restricted shares under the Long-Term Incentive Plan for the periods ended December 31, 2007, December 31, 2008 and December 31, 2009:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)

Long-Term Incentive Plan
Nonvested at December 31, 2006	—	75	$—	$1.2
Granted during the period	—	67	—	2.0
Vested during period	—	(75)	—	(1.2)
Forfeited during the period	—	(5)	—	(0.2)

Nonvested at December 31, 2007	—	62	—	1.8
Granted during period	328	—	9.4	—
Vested during period	—	—	—	—
Forfeited during period	(6)	(4)	(0.2)	(0.1)

Nonvested at December 31, 2008	322	58	9.2	1.7
Granted during period	852	—	11.0	—
Vested during period	(6)	(29)	(0.1)	(0.9)
Forfeited during period	(71)	(1)	(1.3)	(0.0)

Nonvested at December 31, 2009	1,097	28	$18.8	$0.8

(1)	Value represents grant date fair value.

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

17.	Income Taxes

The following summarizes pretax income (loss):

	2009	2008	2007

U.S.	$255.6	$374.4	$403.7
International	17.2	9.5	16.1

Total	$272.8	$383.9	$419.8

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The tax provision contains the following components:

	2009	2008	2007

Current
Federal	$47.7	$118.4	$111.0
State	2.4	0.1	3.3
Foreign	1.3	0.2	4.2

Total current	$51.4	$118.7	$118.5

Deferred
Federal	26.2	(6.1)	22.1
State	(0.7)	3.3	(18.7)
Foreign	4.0	2.6	1.0

Total deferred	29.5	(0.2)	4.4

Total tax expense	$80.9	$118.5	$122.9

The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	2009		2008		2007

Tax at U.S. Federal statutory rate	$95.5	35.0%	$134.4	35.0%	$146.9	35.0%
State income taxes, net of Federal benefit	1.0	0.4	2.3	0.6	(10.8)	(2.6)
Foreign rate differences	(1.3)	(0.5)	(1.2)	(0.3)	(0.8)	(0.2)
Research and Experimentation Credit	(12.0)	(4.4)	(10.3)	(2.7)	(5.7)	(1.4)
Domestic Production Activities Deduction	(3.9)	(1.4)	(8.1)	(2.1)	(7.3)	(1.7)
Interest on assessments	0.8	0.3	1.0	0.3	—	—
Other	0.8	0.3	0.4	0.1	0.6	0.2

Total provision for income taxes	$80.9	29.7%	$118.5	30.9%	$122.9	29.3%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Significant tax effected temporary differences comprising the net deferred tax asset are as follows:

	2009	2008(1)

Long-term contracts	$118.0	$112.4
Post-retirement benefits other than pensions	23.5	16.9
Pension and other employee benefit plans	(53.3)	(11.2)
Employee compensation accruals	32.7	30.6
Depreciation and amortization	(22.5)	(17.3)
Inventory	7.2	13.5
Interest swap contracts	6.3	8.8
State income tax credits	26.3	23.3
Accruals and reserves	4.1	4.9
Deferred production	(15.7)	5.7
Net operating loss carryforward	11.3	14.9
Other	(1.9)	2.2

Net deferred tax asset	$136.0	$204.7

(1)	Certain reclassifications have been made to conform to the 2009 presentation.

Deferred tax detail above is included in the consolidated balance sheet and supplemental information as follows:

	2009	2008

Current deferred tax assets	$55.8	$62.1
Current deferred tax liabilities	—	—

Net current deferred tax asset	$55.8	$62.1

Non-current deferred tax assets	95.8	146.0
Non-current deferred tax liabilities	(15.6)	(3.4)

Net non-current deferred tax asset	$80.2	$142.6

Total deferred tax asset	$136.0	$204.7

Due primarily to improving stock market conditions in 2009, our U.S. pension plan experienced an increase in the fair value of plan assets and a related increase in the funded status of the pension plan that was recognized in other comprehensive income. At the end of fiscal year 2008, our deferred tax liability attributable to the pension plan was primarily attributable to tax effects on market gains since inception. Most of the $42.1 million increase in this deferred tax liability between 2008 and 2009 resulted from the tax effect on the pension plan’s market gains.

While we did recognize book income related to international operations, which primarily related to the United Kingdom in 2008, due to tax timing recognition differences we incurred a taxable loss in the United Kingdom in 2008. This net operating loss was primarily caused by the United Kingdom’s tax treatment of its long-term contract income accounting and capital allowances.

As required under FASB authoritative guidance, zero and $(0.6) was recorded to Additional Paid in Capital, representing the tax effect associated with the net excess tax pool eliminated during 2009 and 2008, respectively.

In accordance with FASB authoritative guidance relating to accounting for income taxes, management has maintained a permanent reinvestment strategy for the Company’s foreign operations. As such, deferred taxes have

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

not been provided on unremitted earnings for our U.K., Germany, Malaysia, Singapore, and France subsidiaries. These unremitted earnings would have an immaterial impact, if any, on the financial statements.

The beginning and ending unrecognized tax benefits reconciliation is as follows:

	2009	2008	2007

Beginning balance	$27.7	$26.7	$21.6
Gross increases related to current period tax positions	1.9	6.6	0.5
Gross decreases related to prior period tax positions	(6.3)	(5.6)	4.6
Settlements	—	—	—
Statute of limitations’ expiration	(0.1)	—	—

Ending balance	$23.2	$27.7	$26.7

Included in the December 31, 2009 balance were $7.1 in tax effected unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s effective tax rate. Our 2005 and 2006 U.S. federal income tax returns are currently under examination. While a change could result due to the ongoing examination, we reasonably expect no material change to our current positions in our recorded unrecognized tax benefit liability in the next twelve months.

Our U.S. federal income tax returns for the 2005-2009 tax years are subject to examination. We are also subject to examination in states and foreign jurisdictions for the 2006-2009 tax years.

We report interest and penalties, if any, related to unrecognized tax benefits in the income tax provision. As of December 31, 2009 and December 31, 2008, accrued interest on our unrecognized tax benefit liability included in the Consolidated Balance Sheets was $2.8 and 2.0, respectively. The interest expensed during 2009 and 2008 was $0.8 and $1.0, respectively.

At December 31, 2009, we had $40.4 in United Kingdom net operating loss carryforwards that do not expire.

Included in the deferred tax assets at December 31, 2009 are $24.1 in Kansas High Performance Incentive Program (“HPIP”) Credits, $13.3 in Kansas Research & Development Credit (“R&D”), and $3.1 in Kansas Business and Jobs Development Credit totaling $40.5 in state income tax credit carryforwards. The HPIP Credit provides a 10% investment tax credit for qualified business facilities located in Kansas for which $4.4 expires in 2016, $14.2 expires in 2017 and the remainder expires in 2018. The R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely. The Business and Jobs Development Credit provides a tax credit for increased employment in Kansas. This credit can be carried forward indefinitely. It is management’s opinion that all state income tax credits carried forward will be utilized before they expire.

18.	Equity

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

class. The Company does not intend to pay cash dividends on its common stock. In addition, the terms of the Company’s current financing agreements preclude it from paying any cash dividends on its common stock.

In June 2008, the FASB issued authoritative guidance determining whether instruments granted in shared-based payment transactions are participating securities. Under the FASB guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common shareholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Upon adoption of this standard, the service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for the twelve-month periods ended December 31, 2009, December 31, 2008 and December 31, 2007.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Twelve Months Ended
	December 31, 2009			December 31, 2008			December 31, 2007
			Per Share			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
		(in millions)			(in millions)			(in millions)

Basic EPS
Income available to common shareholders	$190.1	137.2	$1.39	$263.9	137.0	$1.93	$295.0	134.5	$2.19
Income allocated to participating securities	1.6	1.1		1.5	0.8		1.9	0.9

Net income	$191.7			$265.4			$296.9

Diluted potential common shares		1.5			1.4			3.9
Diluted EPS
Net Income	$191.7	139.8	$1.37	$265.4	139.2	$1.91	$296.9	139.3	$2.13

The balance of outstanding common shares presented in the consolidated statement of shareholders’ equity was 140.7, 139.9 and 139.5 at December 31, 2009, December 31, 2008 and December 31, 2007, respectively. Included in the outstanding common shares were 3.5, 2.9 and 2.8 of issued but unvested shares at December 31, 2009, December 31, 2008 and December 31, 2007, respectively, which are excluded from the basic EPS calculation.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Comprehensive Income

Components of comprehensive income, net of tax, consist of the following:

	For the Twelve Months Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Net income	$191.7	$265.4	$296.9
Comprehensive income (loss), net of tax
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps, net of tax(1)	(5.7)	(14.0)	(4.2)
Pension, SERP, and Retiree Medical adjustments, net of tax(2)	55.8	(190.8)	56.0
Unrealized gain (loss) on foreign currency hedge contracts, net of tax(3)	(1.0)	(4.1)	0.7
Reclassification of realized (gain) loss on hedging instruments into net income, net of tax(4)	12.0	—	(5.1)
Foreign currency translation adjustments	13.4	(43.0)	(2.2)

Total comprehensive income	$266.2	$13.5	$342.1

(1)	Net of $3.5, $8.6 and $2.6 tax benefit for the twelve months ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively.

(2)	Net of $35.1 and $33.6 tax expense for the twelve months ended December 31, 2009 and December 31, 2007, respectively, and $117.1 tax benefit for the twelve months ended December 31, 2008.

(3)	Net of $0.4 and $1.6 tax benefit for the twelve months ended December 31, 2009 and December 31, 2008, respectively, and $0.3 tax expense for the twelve months ended December 31, 2007.

(4)	Net of $6.8 tax benefit for the twelve months ended December 31, 2009 and $2.8 of tax expense for the twelve months ended December 31, 2007.

Noncontrolling Interest

Noncontrolling interest at December 31, 2009 remained unchanged from the prior year at $0.5.

19.	Related Party Transactions

On March 26, 2007, Hawker Beechcraft, Inc. (“Hawker”), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. The Company’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker. For the twelve months ended December 31, 2009, December 31, 2008, and December 31, 2007, sales to Hawker were $12.0, $27.7, and $28.0, respectively.

A member of the Holdings’ Board of Directors is also a member of the Board of Directors of Hawker Beechcraft, Inc.

Rick Schmidt, the Company’s former Executive Vice President and Chief Financial Officer until his resignation in October 2009, was a member of the Board of Directors of one of the Company’s suppliers, Precision Castparts Corp. of Portland, Oregon, a manufacturer of complex metal components and products. For the twelve

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

months ended December 31, 2009, December 31, 2008, and December 31, 2007, the Company purchased $48.3, $58.0, and $69.7 of products from this supplier.

A member of Holdings’ Board of Directors is the president and chief executive officer of Aviall, Inc., the parent company of one of the Company’s customers, Aviall Services, Inc. and a wholly owned subsidiary of Boeing. On September 18, 2006, the Company entered into a distribution agreement with Aviall Services, Inc. Pursuant to the agreement, Aviall served as a distributor of certain aftermarket products worldwide for Spirit. Net revenues under the distribution agreement were $2.8, $5.6, and $5.2 for the periods ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively.

The Company paid $0.2, $0.3, and $0.5 to a subsidiary of Onex for services rendered for each of the twelve month periods ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively. Management believes the amounts charged were reasonable in relation to the services provided.

Boeing owns and operates significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, is providing those systems and support services to the Company under a Transition Services Agreement. A number of services covered by the Transition Services Agreement have now been established by the Company, and the Company is scheduled to continue to use the remaining systems and support services it has not yet established. The Company incurred fees of $13.7, $20.3, and $34.7 for services performed for the periods ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. The amount owed to Boeing and recorded as accrued liabilities are $7.9 and $9.5 at December 31, 2009 and December 31, 2008, respectively.

Spirit has provided certain functions (e.g., health services and finance systems) for Boeing since the Boeing Acquisition pursuant to a Purchased Services Agreement. These services transitioned to Boeing at the end of 2007. Boeing incurred fees to the Company of less than $1.0 for services performed during the period ended December 31, 2007. No fees were paid to the Company in 2008 or 2009.

The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $1.9, $2.0, and $2.2 to the firm for the periods ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively.

An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to the Company. In connection with the banking services provided to the Company, the Company pays fees consistent with commercial terms that would be available to unrelated third parties.

20.	Commitments, Contingencies and Guarantees

Litigation

From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at December 31, 2009 or December 31, 2008 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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
($, €, £, and RM in millions other than per share amounts)

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

On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants include Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with The Boeing Company and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under ERISA and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification and are currently in the discovery process. The sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the Asset Purchase Agreement between Boeing and Spirit. Spirit

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

On July 21, 2005, the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) filed a grievance against Boeing on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, regarding issues that parallel those asserted in Harkness et al. v. The Boeing Company et al. Boeing denied the grievance, and the UAW subsequently filed suit to compel arbitration, which the parties eventually agreed to pursue. The arbitration was conducted in January 2008. In July 2008, the arbitrator issued an opinion and award in favor of the UAW. The arbitrator directed Boeing to reinstate the seniority of the employees and “afford them the benefits appurtenant thereto.” On March 5, 2009, the arbitrator entered an Opinion and Supplemental Award that directed Boeing to award certain benefits to UAW members upon whose behalf the grievance was brought, notwithstanding the prior denial of such benefits by the Boeing Plan Administrator. On April 10, 2009, Boeing filed a Complaint in the United States District Court for the Northern District of Illinois, seeking a ruling that the Arbitrator exceeded his authority in granting the Supplemental Award. On September 16, 2009, the District Court entered an order affirming the arbitrator’s Supplemental Award. Boeing has appealed the District Court’s decision to the U.S. Seventh Circuit Court of Appeals. Boeing has notified Spirit of its intent to seek indemnification from Spirit for any “indemnifiable damages” it may incur in the UAW matter, pursuant to the terms of the APA. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

On May 11, 2009, Spirit filed a lawsuit in the United States District Court for the District of Kansas against SPS Technologies LLC (“SPS”), and Precision Castparts Corp. The Company’s claims are based on the sale by SPS of certain non-conforming nut plate fasteners to Spirit between August 2007 and August 2008. Many of the fasteners were used on assemblies that Spirit sold to a customer. In the fall of 2008, Spirit discovered the non-conformity and notified the customer of the discrepancy. Subsequently, Spirit and the customer removed and replaced nut plates on various in-process aircraft assemblies. The Company’s lawsuit seeks damages, including damages related to these efforts, under various theories, including breach of contract and breach of implied warranty.

Commitments

The Company leases equipment and facilities under various non-cancelable capital and operating leases. The capital leasing arrangements extend through 2025. Minimum future lease payments under these leases at December 31, 2009 are as follows:

		Capital
		Present
	Operating	Value	Interest	Total

2010	$12.7	$3.2	$0.2	$3.4
2011	$11.0	$0.7	$0.5	$1.2
2012	$9.5	$0.7	$0.5	$1.2
2013	$8.7	$0.8	$0.4	$1.2
2014	$3.5	$0.8	$0.4	$1.2
2015 and thereafter	$19.6	$11.4	$2.4	$13.8

Spirit’s aggregate capital commitments totaled $143.1 and $156.6 at December 31, 2009 and December 31, 2008, respectively.

The Company paid less than $0.1 and $0.2 in interest expense related to the capital leases for the periods ending December 31, 2009 and December 31, 2008, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Service and Product Warranties and Extraordinary Rework

The Company provides service and warranty policies on its products. Liability under service and warranty policies is based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance or quality issues. The service and product warranty/extraordinary rework reserve was $13.1 and $6.5 at December 31, 2009 and December 31, 2008, respectively.

Guarantees

Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of December 31, 2009 and December 31, 2008, $16.9 and $13.6, respectively, was outstanding in respect of letter of credit, and $16.1 and $0.4, respectively, was outstanding in respect of these guarantees.

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

Spirit recorded the property on its Consolidated Balance Sheet in accordance with FASB authoritative guidance, along with a capital lease obligation to repay the IRB proceeds. Therefore, Spirit and the Predecessor have exercised their right to offset the amounts invested and obligations for these bonds on a consolidated basis. At December 31, 2009 and 2008, the assets and liabilities associated with these IRBs were $263.7 and $273.1, respectively.

Spirit utilized $80.0 in Kansas Development Finance Authority (“KDFA”) issued bonds to receive a rebate of payroll taxes from the Kansas Department of Revenue to KDFA bondholders. Concurrently, a Spirit subsidiary issued an intercompany note with identical principal, terms, and conditions to the KDFA bonds. In accordance with FASB authoritative guidance, the principal and interest payments on these bonds offset in the consolidated financial statements.

21.	Significant Concentrations of Risk

Economic Dependence

The Company’s largest customer (Boeing) accounted for approximately 85%, 85%, and 87% of the revenues for the periods ending December 31, 2009, December 31, 2008, and December 31, 2007, respectively. Approximately 40% and 45% of the Company’s accounts receivable balance at December 31, 2009 and December 31, 2008, respectively, was attributable to Boeing.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The Company’s second largest customer (Airbus) accounted for approximately 11%, 11%, and 10% of the revenues for the periods ending December 31, 2009, December 31, 2008, and December 31, 2007, respectively. Approximately 39% and 38% of the Company’s accounts receivable balance at December 31, 2009 and December 31, 2008, respectively, was attributable to Airbus.

22.	Supplemental Balance Sheet Information

Accrued expenses and other liabilities consist of the following:

	December 31,	December 31,
	2009	2008

Accrued expenses
Accrued wages and bonuses	$23.0	$20.5
Accrued fringe benefits	94.1	89.9
Accrued interest	8.2	7.6
Workers’ compensation	5.4	5.0
Property and sales tax	5.8	5.0
Profit sharing/deferred compensation	3.6	17.5
Other	25.4	16.3

Total	$165.5	$161.8

Other liabilities
Federal income taxes, non-current	$24.4	$28.2
Warranty/extraordinary rework reserve	13.1	6.5
Other	14.6	32.3

Total	$52.1	$67.0

23.	Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 96% of the Company’s net revenues for the twelve months ended December 31, 2009 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses and unallocated research and development. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

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

The following table shows segment information:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2009	2008	2007

Segment Revenues
Fuselage Systems	$2,003.6	$1,758.4	$1,790.7
Propulsion Systems	1,030.0	1,031.7	1,063.6
Wing Systems	1,024.4	955.6	985.5
All Other	20.5	26.1	21.0

	$4,078.5	$3,771.8	$3,860.8

Segment Operating Income (Loss)
Fuselage Systems	$287.6	$287.6	$317.6
Propulsion Systems	122.6	162.2	174.2
Wing Systems	20.7	99.7	111.3
All Other	(1.4)	0.3	2.5

	429.5	549.8	605.6
Unallocated corporate SG&A(1)	(122.7)	(141.7)	(181.6)
Unallocated research and development	(3.5)	(2.4)	(4.8)

Total operating income	$303.3	$405.7	$419.2

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

(1)	Unallocated corporate SG&A for 2007 includes $7.0 of non-cash stock compensation expense related to the secondary offering that occurred in May 2007, $10.3 of non-recurring transition costs, and expenses of $4.9 associated with the evaluation of Airbus’ manufacturing sites in Europe.

Although most of the Company’s revenues are obtained from sales inside the U.S., we generated $575.9, $465.4, and $428.5 in sales to international customers for the twelve months ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively, primarily to Airbus. The following chart illustrates the split between domestic and foreign revenues:

	Year Ended		Year Ended		Year Ended
	December 31, 2009		December 31, 2008		December 31, 2007
		Percent of		Percent of		Percent of
		Total		Total		Total
Revenue Source(1)	Net Revenues	Net Revenues	Net Revenues	Net Revenues	Net Revenues	Net Revenues

United States	$3,502.6	86%	$3,306.4	88%	$3,432.3	89%
International
United Kingdom	385.7	9	413.3	11	402.2	10
Other	190.2	5	52.1	1	26.3	1

Total International	575.9	14	465.4	12	428.5	11

Total Revenues	$4,078.5	100%	$3,771.8	100%	$3,860.8	100%

(1)	Revenues are attributable to countries based on destination where goods are delivered.

The international revenue is included primarily in the Wing Systems segment. All other segment revenues are from U.S. sales.

Most of the Company’s long-lived assets are located within the United States. Approximately 6% of our long-lived assets based on book value are located in the United Kingdom as part of Spirit Europe with approximately 4% of the remaining long-lived assets located in countries outside the United States. The following chart illustrates the split between domestic and foreign assets:

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
		Percent of		Percent of
	Total	Total	Total	Total
Asset Location	Long-Lived Assets	Long-Lived Assets	Long-Lived Assets	Long-Lived Assets

United States	$1,144.9	90%	$963.6	90%
International
United Kingdom	79.0	6	69.9	7
Other	55.4	4	34.8	3

Total International	134.4	10	104.7	10

Total Long-Lived Assets	$1,279.3	100%	$1,068.3	100%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

24.	Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31,	October 1,	July 2,	April 2,
2009	2009(1)	2009	2009(2)	2009(3)

Revenues	$1,077.7	$1,053.8	$1,059.6	$887.4
Operating income	$84.9	$131.0	$(10.4)	$97.8
Net income (loss)	$50.0	$87.3	$(8.3)	$62.7
Earnings per share, basic(6)	$0.36	$0.63	$(0.06)	$0.46
Earnings per share, diluted(6)	$0.36	$0.62	$(0.06)	$0.45

	Quarter Ended
	December 31,	September 25,	June 26,	March 27,
2008	2008(4)	2008(5)	2008	2008

Revenues	$646.1	$1,027.2	$1,062.1	$1,036.4
Operating income	$28.2	$111.2	$136.1	$130.2
Net income	$19.8	$74.0	$86.4	$85.2
Earnings per share, basic(6)	$0.14	$0.54	$0.63	$0.62
Earnings per share, diluted(6)	$0.14	$0.53	$0.62	$0.61

(1)	In the fourth quarter of 2009, the Company updated contract profitability estimates resulting in unfavorable cumulative catch-up adjustments of $34.5 to reflect, among other things, higher than forecasted costs on contract blocks completed in December 2009 and higher than expected costs on the Sikorsky CH-53K program.

(2)	The Company incurred unusual charges in the second quarter of 2009, including a $93.0 forward loss charge for the Gulfstream G250 business jet program, the $10.9 impact of the Cessna Citation Columbus termination, and the realization of unfavorable cumulative catch-up adjustments totaling $33.0 related to post-strike production ramp up as a result of the IAM Strike at Boeing, nutplate rework and transition to a new enterprise resource planning (ERP) system.

(3)	The post-IAM Strike impact reduced the Company’s revenue by an estimated $256.1 for the first quarter of 2009, as compared to results consistent with pre-IAM Strike delivery levels, which negatively impacted our income and cash flows.

(4)	The fourth quarter 2008 impact of the IAM Strike resulted in a revenue reduction of approximately $450.7. The Company also updated contract profitability estimates during the fourth quarter of 2008, resulting in a $27.1 unfavorable cumulative catch-up adjustment.

(5)	The reduced production rates during the IAM Strike reduced the Company’s revenue by an estimated $53.2 for the third quarter of 2008. The Company recorded a negative cumulative catch-up adjustment of approximately $18.0 related to the Strike during the third quarter of 2008.

(6)	Upon adoption of FASB authoritative guidance determining whether instruments granted in share-based payment transactions are part of participating securities, in the first quarter of 2009, the service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for the twelve-month periods ended December 31, 2009 and December 31, 2008.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

25.	Condensed Consolidating Financial Information

On September 30, 2009, Spirit completed an offering of $300.0 aggregate principal amount of its 7 1/2% Senior Notes due 2017 (the “Original Notes”). The Original Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons pursuant to Regulation S promulgated under the Securities Act. In connection with the sale of the Original Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the Original Notes party thereto, pursuant to which the Company, Spirit and the Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the Original Notes for a new issue of substantially identical notes registered under the Securities Act (the “Exchange Notes”, and together with the Original Notes, the “Notes”). The Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”).

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Spirit, as the subsidiary issuer of the Notes;

(ii)	The Subsidiary Guarantors, on a combined basis, as guarantors of the Notes;

(iii)	The Company’s subsidiaries, other than the Subsidiary Guarantors, which will not be guarantors of the Notes (the “Subsidiary Non-Guarantors”), on a combined basis;

(iv)	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Holdings, the Subsidiary Guarantors and the Subsidiary Non-Guarantors, (b) eliminate the investments in the Company’s subsidiaries and (c) record consolidating entries; and

(v)	Holdings and its subsidiaries on a consolidated basis.

The Company, which is a guarantor of the Notes, is excluded from the tables below as it has no assets or operations independent from its subsidiaries.

Spirit AeroSystems Holdings, Inc.

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2009

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total

Net Revenues	$3,609.1	$5.1	$519.7	$(55.4)	$4,078.5
Operating costs and expenses
Cost of sales	3,150.3	4.6	482.3	(55.8)	3,581.4
Selling, general and administrative	119.1	0.9	17.1	—	137.1
Research and development	54.5	—	2.2	—	56.7

Total operating costs and expenses	3,323.9	5.5	501.6	(55.8)	3,775.2
Operating income (loss)	285.2	(0.4)	18.1	0.4	303.3
Interest expense and financing fee amortization	(44.8)	1.6	(3.5)	3.1	(43.6)
Interest income	10.1	—	—	(3.1)	7.0
Other income, net	3.5	—	2.6	—	6.1

Income before income taxes	254.0	1.2	17.2	0.4	272.8
Income tax provision	(75.9)	(0.5)	(4.5)	—	(80.9)

Income before equity in net income of affiliate	178.1	0.7	12.7	0.4	191.9
Equity in net income of affiliate	0.3	—	(0.5)	—	(0.2)

Net income	$178.4	$0.7	$12.2	$0.4	$191.7

Spirit AeroSystems Holdings, Inc.

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2008

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total

Net Revenues	$3,248.2	$—	$527.2	$(3.6)	$3,771.8
Operating costs and expenses
Cost of sales	2,683.5	—	482.8	(3.1)	3,163.2
Selling, general and administrative	132.9	0.1	21.6	(0.1)	154.5
Research and development	45.6	—	2.8	—	48.4

Total operating costs and expenses	2,862.0	0.1	507.2	(3.2)	3,366.1
Operating income (loss)	386.2	(0.1)	20.0	(0.4)	405.7
Interest expense and financing fee amortization	(39.0)	—	(5.8)	5.6	(39.2)
Interest income	23.9	—	0.3	(5.6)	18.6
Other income, net	3.6	—	(4.8)	—	(1.2)

Income (loss) before income taxes	374.7	(0.1)	9.7	(0.4)	383.9
Income tax provision	(115.6)	—	(2.9)	—	(118.5)

Net income (loss)	$259.1	$(0.1)	$6.8	$(0.4)	$265.4

Spirit AeroSystems Holdings, Inc.

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2007

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total

Net Revenues	$3,346.2	$—	$515.3	$(0.7)	$3,860.8
Operating costs and expenses
Cost of sales	2,729.6	—	468.2	(0.6)	3,197.2
Selling, general and administrative	168.5	—	23.6	—	192.1
Research and development	49.3	—	3.0	—	52.3

Total operating costs and expenses	2,947.4	—	494.8	(0.6)	3,441.6
Operating income (loss)	398.8	—	20.5	(0.1)	419.2
Interest expense and financing fee amortization	(36.9)	—	(7.4)	7.5	(36.8)
Interest income	36.1	—	0.4	(7.5)	29.0
Other income, net	5.8	—	2.6	—	8.4

Income (loss) before income taxes	403.8	—	16.1	(0.1)	419.8
Income tax provision	(117.8)	—	(5.1)	—	(122.9)

Net income (loss)	$286.0	$—	$11.0	$(0.1)	$296.9

Spirit AeroSystems Holdings, Inc.

Condensed Consolidating Balance Sheet
December 31, 2009

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total

Current assets
Cash and cash equivalents	$317.1	$—	$51.9	$—	$369.0
Accounts receivable, net	132.5	5.2	92.5	(69.8)	160.4
Investment in subsidiary	136.3	—	—	(136.3)	—
Inventory, net	2,064.5	0.1	142.3	—	2,206.9
Prepaids	13.4	—	0.8	—	14.2
Income tax receivable — current	45.5	—	—	—	45.5
Deferred tax asset — current	46.4	—	9.4	—	55.8
Other current assets	—	—	1.1	—	1.1

Total current assets	2,755.7	5.3	298.0	(206.1)	2,852.9
Property, plant and equipment, net	981.4	163.4	134.5	—	1,279.3
Pension assets	171.2	—	—	—	171.2
Deferred tax asset — non-current	95.8	—	—	—	95.8
Other assets	235.7	80.0	25.9	(267.0)	74.6

Total assets	$4,239.8	$248.7	$458.4	$(473.1)	$4,473.8

Current liabilities
Accounts payable	$360.9	$10.0	$140.2	$(69.8)	$441.3
Accrued expenses	152.1	—	13.4	—	165.5
Current portion of long-term debt	9.1	—	—	—	9.1
Advance payments, short-term	237.4	—	—	—	237.4
Deferred revenue, short-term	90.7	—	16.4	—	107.1
Other current liabilities	17.4	—	4.4	—	21.8

Total current liabilities	867.6	10.0	174.4	(69.8)	982.2
Long-term debt	567.2	80.0	130.9	(187.0)	591.1
Bonds payable, long-term	293.6	—	—	—	293.6
Advance payments, long-term	727.5	—	—	—	727.5
Deferred revenue and other deferred credits	46.0	—	—	—	46.0
Pension/OPEB obligation	62.5	—	0.1	—	62.6
Deferred grant income liability	—	91.1	38.2	—	129.3
Other liabilities	125.9	—	21.8	(80.0)	67.7
Spirit AeroSystems Holdings, Inc. Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 105,064,561 shares issued and outstanding	1.0	—	—	—	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 35,669,740 shares issued and outstanding	0.4	—	—	—	0.4
Additional paid-in capital	949.8	67.0	69.2	(136.2)	949.8
Accumulated other comprehensive (loss)	(51.9)	—	(7.8)	—	(59.7)
Retained earnings	650.2	0.6	31.1	(0.1)	681.8
Spirit AeroSystems Holdings, Inc. equity
Noncontrolling interest	—	—	0.5	—	0.5

Total equity	1,549.5	67.6	93.0	(136.3)	1,573.8

Total liabilities and shareholders’ equity	$4,239.8	$248.7	$458.4	$(473.1)	$4,473.8

Spirit AeroSystems Holdings, Inc.

Condensed Consolidating Balance Sheet
December 31, 2008

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total

Current assets
Cash and cash equivalents	$178.9	$—	$37.6	$—	$216.5
Accounts receivable, net	97.6	—	73.0	(21.3)	149.3
Current portion of long-term receivable	108.9	—	—	—	108.9
Inventory, net	1,810.5	—	71.5	—	1,882.0
Income tax receivable — current	3.8	—	—	—	3.8
Deferred tax asset — current	58.2	—	3.9	—	62.1
Investment in subsidiaries	74.9	—	—	(74.9)	—
Other current assets	9.6	—	1.1	—	10.7

Total current assets	2,342.4	—	187.1	(96.2)	2,433.3
Property, plant and equipment, net	949.1	14.5	104.7	—	1,068.3
Pension assets	60.1	—	—	—	60.1
Deferred tax asset — non-current	145.9	—	0.1	—	146.0
Other assets	177.0	80.0	25.6	(230.0)	52.6

Total assets	$3,674.5	$94.5	$317.5	$(326.2)	$3,760.3

Current liabilities
Accounts payable	$254.5	$0.7	$74.2	$(12.5)	$316.9
Accrued expenses	151.3	0.1	10.4	—	161.8
Current portion of long-term debt	7.1	—	8.3	(8.3)	7.1
Advance payments, short-term	138.9	—	—	—	138.9
Deferred revenue, short-term	80.3	—	30.2	—	110.5
Other current liabilities	4.0	—	4.1	—	8.1

Total current liabilities	636.1	0.8	127.2	(20.8)	743.3
Long-term debt	652.0	80.0	78.9	(230.0)	580.9
Advance payments, long-term	923.5	—	—	—	923.5
Deferred revenue and other deferred credits	58.6	—	—	—	58.6
Pension/OPEB obligation	45.2	—	2.1	—	47.3
Deferred grant income liability	—	8.0	30.8	—	38.8
Other liabilities	57.8	—	12.6	—	70.4
Spirit AeroSystems Holdings, Inc. Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 103,209,446 shares issued and outstanding	1.0	—	—	—	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 36,679,760 shares issued and outstanding	0.4	—	—	—	0.4
Additional paid-in capital	939.7	5.8	69.1	(74.9)	939.7
Accumulated other comprehensive (loss)	(111.6)	—	(22.6)	—	(134.2)
Retained earnings	471.8	(0.1)	18.9	(0.5)	490.1
Spirit AeroSystems Holdings, Inc. equity
Noncontrolling interest	—	—	0.5	—	0.5

Total equity	1,301.3	5.7	65.9	(75.4)	1,297.5

Total liabilities and shareholders’ equity	$3,674.5	$94.5	$317.5	$(326.2)	$3,760.3

Spirit AeroSystems Holdings, Inc.

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2009

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total

Operating activities
Net cash provided by operating activities	$(12.0)	$4.6	$(6.5)	$—	$(13.9)

Investing activities
Purchase of property, plant and equipment	(148.1)	(65.8)	(14.3)	—	(228.2)
Proceeds from the sale of assets	0.2	—	—	—	0.2
Long-term receivable	115.4	—	—	—	115.4
Investment in subsidiary	(61.2)	—	—	61.2	—
Other	4.0	—	(3.8)	—	0.2

Net cash (used in) investing activities	(89.7)	(65.8)	(18.1)	61.2	(112.4)

Financing activities
Proceeds from revolving credit facility	300.0	—	—	—	300.0
Payments on revolving credit facility	(300.0)	—	—	—	(300.0)
Proceeds from issuance of debt	—	—	6.9	—	6.9
Proceeds from issuance of bonds	293.4	—	—	—	293.4
Proceeds from governmental grants	—	—	0.7	—	0.7
Principal payments of debt	(7.5)	—	(0.1)	—	(7.6)
Collection on (repayments of) intercompany debt	(28.7)	—	28.7	—	—
Proceeds from parent company contribution	—	61.2	—	(61.2)	—
Debt issuance and financing costs	(17.3)	—	—	—	(17.3)

Net cash provided by (used in) financing activities	239.9	61.2	36.2	(61.2)	276.1

Effect of exchange rate changes on cash and cash equivalents	—	—	2.7	—	2.7
Net increase in cash and cash equivalents for the period	138.2	—	14.3	—	152.5
Cash and cash equivalents, beginning of period	178.9	—	37.6	—	216.5

Cash and cash equivalents, end of period	$317.1	$—	$51.9	$—	$369.0

Spirit AeroSystems Holdings, Inc.

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2008

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total

Operating activities
Net cash provided by operating activities	$171.3	$0.7	$38.7	$—	$210.7

Investing activities
Purchase of property, plant and equipment	(213.2)	(6.5)	(16.1)	—	(235.8)
Proceeds from the sale of assets	1.9	—	—	—	1.9
Long-term receivable	116.1	—	—	—	116.1
Investment in subsidiary	(5.8)	—	—	5.8	—
Financial derivatives	—	—	1.5	—	1.5
Investment in joint venture	(3.7)	—	0.1	—	(3.6)
Other	—	—	0.1	—	0.1

Net cash (used in) investing activities	(104.7)	(6.5)	(14.4)	5.8	(119.8)

Financing activities
Proceeds from revolving credit facility	175.0	—	—	—	175.0
Payments on revolving credit facility	(175.0)	—	—	—	(175.0)
Proceeds from issuance of debt	—	—	10.3	—	10.3
Proceeds from governmental grants	13.7	—	2.2	—	15.9
Principal payments of debt	(15.9)	—	—	—	(15.9)
Collection on (repayments of) intercompany debt	10.7	—	(10.7)	—	—
Proceeds from parent company contribution	—	5.8	—	(5.8)	—
Debt issuance and financing costs	(6.8)	—	—	—	(6.8)

Net cash provided by (used in) financing activities	1.7	5.8	1.8	(5.8)	3.5

Effect of exchange rate changes on cash and cash equivalents	—	—	(11.3)	—	(11.3)
Net increase in cash and cash equivalents for the period	68.3	—	14.8	—	83.1
Cash and cash equivalents, beginning of period	110.6	—	22.8	—	133.4

Cash and cash equivalents, end of period	$178.9	$—	$37.6	$—	$216.5

Spirit AeroSystems Holdings, Inc.

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2007

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total

Operating activities
Net cash provided by operating activities	$166.7	$—	$13.0	$0.4	$180.1

Investing activities
Purchase of property, plant and equipment	(287.6)	—	(0.6)	—	(288.2)
Proceeds from the sale of assets	0.3	—	—	—	0.3
Long-term receivable	45.5	—	—	—	45.5
Other	—	—	3.3	—	3.3

Net cash (used in) investing activities	(241.8)	—	2.7	—	(239.1)

Financing activities
Principal payments of debt	(24.7)	—	—	—	(24.7)
Collection on (repayments of) intercompany debt	11.0	—	(11.0)	—	—
Excess tax benefit from share-based payment arrangements	34.0	—	0.4	(0.4)	34.0
Executive stock investments/(repurchase)	(1.0)	—	—	—	(1.0)

Net cash provided by (used in) financing activities	19.3	—	(10.6)	(0.4)	8.3
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)

Net increase (decrease) in cash and cash equivalents for the period	(55.8)	—	4.9	—	(50.9)
Cash and cash equivalents, beginning of period	166.4	—	17.9	—	184.3

Cash and cash equivalents, end of period	$110.6	$—	$22.8	$—	$133.4

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President, Chief Financial Officer and Treasurer have evaluated our disclosure controls as of December 31, 2009 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President, Chief Financial Officer and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Director, Executive Officers and Corporate Governance

Information concerning the directors of Spirit Holdings, will be provided in Spirit Holdings’ proxy statement for its 2010 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Information concerning the executive officers of Spirit is included in Part I of this Annual Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be provided in Spirit Holdings’ proxy statement for its 2010 annual meeting of stockholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Information concerning Corporate Governance and the Board of Directors of Spirit Holdings will be provided in Spirit Holdings’ proxy statement for its 2010 annual meeting of stockholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

The Company has adopted a Code of Ethics that applies to the Company’s Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and persons performing similar functions. A copy of the Code of Ethics is available on the Company’s website at www.spiritaero.com under the “Investor Relations” link, and any waiver from the Code of Ethics will be timely disclosed on the Company’s website or a Current Report on Form 8-K, as will any amendments to the Code of Ethics.

Item 11.	Executive Compensation

Information concerning the compensation of directors and executive officers of Spirit Holdings, will be provided in Spirit Holdings’ proxy statement for its 2010 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the ownership of Spirit Holdings’ equity securities by certain beneficial owners and by management will be provided in Spirit Holdings’ proxy statement for its 2010 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Equity Compensation Plan Information is included in Part II of this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence will be provided in Spirit Holdings’ proxy statement for its 2010 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accounting fees and services will be provided in Spirit Holdings’ proxy statement for its 2010 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
3.1	Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Annual Report on Form 10-K (File No. 001-00566), filed February 20, 2009, Exhibit 3.1
3.2	Amended and Restated By-Laws of Spirit AeroSystems Holdings, Inc.	Annual Report on Form 10-K (File No. 001-00566), filed February 20, 2009, Exhibit 3.2
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.2	Form of Class B Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.2
4.3	Investor Stockholders Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Onex Partners LP and the stockholders listed on the signature pages thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.3
4.4	Registration Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and the persons listed on Schedule A thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.4
4.5	Indenture dated as of September 30, 2009, governing the 71/2% Senior Notes due 2017, by and among Spirit, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, Exhibit 4.1
4.6	Form of 71/2% Senior Note due 2017	Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, included as Exhibit A to Exhibit 4.1
4.7	Registration Rights Agreement, dated as of September 30, 2009, among Spirit, the guarantors identified therein, Banc of America Securities LLC and the other initial purchasers of the Notes named therein	Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, Exhibit 4.3

Incorporated by
Article I. Exhibit			Reference to the
Number		Section 1.01 Exhibit	Following Documents

10	.1†	Employment Agreement, dated June 16, 2005, between Jeffrey L. Turner and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.1
10	.2†	Amendment to Employment Agreement between Spirit AeroSystems, Inc. and Jeffrey L. Turner, dated December 31, 2008	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2009, Exhibit 10.1.1
10	.3†	Employment Agreement, dated August 3, 2005, between Ulrich Schmidt and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.2
10	.4†	Amendment to Employment Agreement between Spirit AeroSystems, Inc. and Ulrich Schmidt, dated December 31, 2008	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2009, Exhibit 10.2.1
10	.5†	Employment Agreement, dated September 13, 2005, between Spirit AeroSystems, Inc. and H. David Walker	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.3
10	.6†	Employment Agreement, dated December 28, 2005, between Spirit AeroSystems, Inc. and John Lewelling	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.4
10	.7†	Employment Agreement, dated March 20, 2006, between Spirit AeroSystems (Europe) Limited and Neil McManus	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.6
10	.8†	Employment Agreement between Spirit AeroSystems, Inc. and Jonathan A. Greenberg, dated April 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.1
10	.9†	Employment Agreement between Spirit AeroSystems, Inc. and Philip D. Anderson, dated February 12, 2010	Current Report on Form 8-K (File No. 001-33160), filed February 17, 2009, Exhibit 10.1
10	.10†	Spirit AeroSystems Holdings, Inc. Amended and Restated Executive Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2008, Exhibit 10.7
10	.11†	Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) Supplemental Executive Retirement Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.8
10	.12†	Amendment to Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, dated July 30, 2007	Registration Statement on Form S-8 (File No. 333-146112), filed September 17, 2007, Exhibit 10.2
10	.13†	Spirit AeroSystems Holdings, Inc. Amended and Restated Short-Term Incentive Plan	Registration Statement on Form S-8 (File No. 333-150401), filed April 23, 2008, Exhibit 99.1
10	.14†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Long-Term Incentive Plan	Registration Statement on Form S-8 (File No. 333-150401), filed April 23, 2008, Exhibit 99.2
10	.15†	Spirit AeroSystems Holdings, Inc. Cash Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.11

Incorporated by
Article I. Exhibit			Reference to the
Number		Section 1.01 Exhibit	Following Documents

10	.16†	Spirit AeroSystems Holdings, Inc. Union Equity Participation Program	Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-135486), filed October 30, 2006, Exhibit 10.12
10	.17†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Director Stock Plan	Registration Statement on Form S-8 (File No. 333-150402), filed April 23, 2008, Exhibit 10.1
10.18		Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14
10.19		Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and Citicorp North America, Inc., as collateral agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.20
10.20		Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Spirit AeroSystems Finance, Inc. (f/k/a Mid-Western Aircraft Finance, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and The Boeing Company, as agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.22
10.21		Special Business Provisions (Sustaining), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.23
10.22		General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.23		Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25
10.24		Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

10.25	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27
10.26	Second Amended and Restated Credit Agreement, dated as of November 27, 2006 by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), the guarantor party thereto, Citicorp North America, Inc. and the other lenders party thereto.	Current Report on Form 8-K (File No. 001-33160), filed December 1, 2006, Exhibit 10.2
10.27	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of March 18, 2008.	Current Report on Form 8-K (File No. 001-33160), filed March 19, 2008, Exhibit 10.1
10.28	Inducement Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.2
10.29	Lease Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.3
10.30	Construction Agency Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.4
10.31	Amendment No. 2, dated June 8, 2009, to Second Amended and Restated Credit Agreement	Current Report on Form 8-K (File No. 001-33160), filed June 10, 2009, Exhibit 10.1
12.1	Ratio of Earnings to Fixed Charges	*
14.1	Code of Ethics	Annual Report on Form 10-K (File No. 001-33160), filed March 5, 2007, Exhibit 14.1
(i) Spirit Code of Conduct
(ii) Spirit Finance Code of Professional Conduct
21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	*
23.1	Consent of PricewaterhouseCoopers LLP	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

†	Indicates management contract or compensation plan or arrangement

*	Filed herewith

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Wichita, State of Kansas on February 25, 2010.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

By:	/s/ Philip D. Anderson
Philip D. Anderson
Senior Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Turner Jeffrey L. Turner	Director, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2010
/s/ Philip D. Anderson Philip D. Anderson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2010
/s/ Daniel R. Davis Daniel R. Davis	Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2010
/s/ Ivor Evans Ivor Evans	Director	February 25, 2010
/s/ Paul Fulchino Paul Fulchino	Director	February 25, 2010
/s/ Ronald Kadish Ronald Kadish	Director	February 25, 2010
/s/ Francis Raborn Francis Raborn	Director	February 25, 2010
/s/ Nigel Wright Nigel Wright	Director	February 25, 2010
/s/ Charles Chadwell Charles Chadwell	Director	February 25, 2010
/s/ Richard Gephardt Richard Gephardt	Director	February 25, 2010
/s/ Robert Johnson Robert Johnson	Director, Chairman of the Board	February 25, 2010
/s/ James Welch James Welch	Director	February 25, 2010

SCHEDULE II — Valuation and Qualifying Accounts
Obsolete and Surplus Inventories, Allowance for Doubtful Accounts, and Warranties and Extraordinary Rework,
(Deducted from assets to which they apply)

Inventory — Obsolete and Surplus	2009	2008	2007
	(Dollars in millions)

Balance, January 1	$31.2	$21.8	$15.2
Charges to costs and expenses	12.2	24.9	13.4
Write-offs, net of recoveries	(28.5)	(14.9)	(6.8)
Exchange rate	0.2	(0.6)	—

Balance, December 31	$15.1	$31.2	$21.8

Allowance for Doubtful Accounts	2009	2008	2007

Balance, January 1	$0.1	$1.3	$1.2
Charges to costs and expenses	—	0.1	0.1
Write-offs, net of recoveries	—	(1.1)	—
Exchange rate	—	(0.2)	—

Balance, December 31	$0.1	$0.1	$1.3

Warranties and Extraordinary Rework	2009	2008	2007

Balance, January 1	$6.5	$9.9	$9.6
Charges to costs and expenses	7.0	0.4	0.9
Write-offs, net of recoveries	(0.7)	(2.9)	(0.7)
Exchange rate	0.3	(0.9)	0.1

Balance, December 31	$13.1	$6.5	$9.9

II-1