Form 10-Q
period 2010-04-01
Spirit AeroSystems Holdings, Inc.
filed 2010-05-06
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of May 3, 2010, the registrant had outstanding 105,216,232 shares of class A common stock, $0.01 par value per share and 35,518,436 shares of class B common stock, $0.01 par value per share.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	April 1, 2010	April 2, 2009
	($ in millions, except per share data)
Net revenues	$1,043.3	$887.4
Operating costs and expenses
Cost of sales	901.1	737.3
Selling, general and administrative	39.3	38.4
Research and development	9.9	13.9

Total operating costs and expenses	950.3	789.6
Operating income	93.0	97.8
Interest expense and financing fee amortization	(14.0)	(9.1)
Interest income	0.1	2.6
Other income (expense), net	(5.5)	1.5

Income before income taxes and equity in net income (loss) of affiliates	73.6	92.8
Income tax provision	(17.8)	(30.2)

Income before equity in net income (loss) of affiliates	55.8	62.6
Equity in net income (loss) of affiliates	(0.3)	0.1

Net income	$55.5	$62.7

Earnings per share
Basic	$0.40	$0.46
Diluted	$0.40	$0.45
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	April 1,	December 31,
	2010	2009
	($ in millions)
Current assets
Cash and cash equivalents	$186.6	$369.0
Accounts receivable, net	235.1	160.4
Inventory, net	2,286.2	2,206.9
Deferred tax asset-current	57.7	55.8
Other current assets	17.6	60.8

Total current assets	2,783.2	2,852.9
Property, plant and equipment, net	1,320.3	1,279.3
Pension assets	176.9	171.2
Deferred tax asset-non-current	88.1	95.8
Other assets	72.7	74.6

Total assets	$4,441.2	$4,473.8

Current liabilities
Accounts payable	$411.5	$441.3
Accrued expenses	182.8	165.5
Current portion of long-term debt	9.0	9.1
Advance payments, short-term	243.3	237.4
Deferred revenue, short-term	88.1	107.1
Other current liabilities	30.2	21.8

Total current liabilities	964.9	982.2
Long-term debt	593.9	591.1
Bonds payable, long-term	293.7	293.6
Advance payments, long-term	683.0	727.5
Deferred revenue and other deferred credits	39.1	46.0
Pension/OPEB obligation	64.3	62.6
Deferred grant income liability	130.1	129.3
Other liabilities	49.5	67.7
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 105,212,099 and 105,064,561 shares issued and outstanding, respectively	1.0	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 35,522,202 and 35,669,740 shares issued and outstanding, respectively	0.4	0.4
Additional paid-in capital	952.8	949.8
Accumulated other comprehensive loss	(69.3)	(59.7)
Retained earnings	737.3	681.8

Total shareholders’ equity	1,622.2	1,573.3
Noncontrolling interest	0.5	0.5

Total equity	1,622.7	1,573.8

Total liabilities and equity	$4,441.2	$4,473.8

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	April 1, 2010	April 2, 2009
	($ in millions)
Operating activities
Net income	$55.5	$62.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	27.3	30.7
Amortization expense	3.1	2.2
Accretion of long-term receivable	—	(2.5)
Employee stock compensation expense	2.3	2.8
(Gain) loss from foreign currency transactions	8.1	(0.7)
Loss on disposition of assets	—	0.2
Deferred taxes	6.0	(2.2)
Pension and other post retirement benefits, net	(2.3)	0.4
Grant income	(0.5)	(0.2)
Equity in net income/loss of affiliates	0.3	(0.1)
Changes in assets and liabilities
Accounts receivable	(78.9)	(121.6)
Inventory, net	(88.1)	(235.4)
Accounts payable and accrued liabilities	(11.8)	134.2
Advance payments	(38.6)	(24.1)
Deferred revenue and other deferred credits	(24.2)	(27.6)
Income taxes payable	34.1	32.1
Other	(2.5)	—

Net cash (used in) operating activities	(110.2)	(149.1)

Investing activities
Purchase of property, plant and equipment	(69.2)	(54.4)
Long-term receivable	—	28.8
Other	(0.8)	0.3

Net cash (used in) investing activities	(70.0)	(25.3)

Financing activities
Proceeds from revolving credit facility	—	100.0
Payments on revolving credit facility	—	(25.0)
Principal payments of debt	(2.0)	(1.9)
Proceeds from governmental grants	—	0.5

Net cash provided by (used in) financing activities	(2.0)	73.6

Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.1)

Net (decrease) in cash and cash equivalents for the period	(182.4)	(100.9)
Cash and cash equivalents, beginning of period	369.0	216.5

Cash and cash equivalents, end of period	$186.6	$115.6

Supplemental information
Change in value of financial instruments	$(5.5)	$1.2
Property acquired through capital leases	$4.0	$1.8
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
1. Organization and Basis of Interim Presentation
     Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). Onex Corporation (“Onex”) of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, a division of the European Aeronautic Defense and Space NV (“Airbus”), Boeing and Hawker Beechcraft Corporation. Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit’s incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines, and Continental Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; and Subang, Malaysia, which produces composite panels for wing components. The Company expects to open another manufacturing facility in Kinston, North Carolina by mid-2010 that will initially produce components for the Airbus A350 XWB aircraft, and is building an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France, which is also expected to be operational by mid-2010.
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
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended April 1, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2010 presentation. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
2. New Accounting Pronouncements
     In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASC) No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements, which stated, among other things, that filers with the SEC are not required to disclose the date through which an entity has evaluated subsequent events. The guidance was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.
     In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Instruments, which, among other things, expands disclosures on recurring fair value measurements, including activity, transfers and reconciliation of asset and liability classes, using Levels 1, 2 and 3 as defined. The guidance also clarifies existing disclosures on levels of disaggregation between such classes and input and valuation techniques used to measure recurring and nonrecurring Level 2 or Level 3 fair value measurements. This guidance was effective for the Company’s first quarter reporting of 2010, except for the requirement related to purchases, sales, issuances, and settlements in the roll forward activity of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of FASB ASU 2010-06 did not have a material effect on the Company’s consolidated financial statements.
     In January 2010, FASB issued Accounting Standards Update No. 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification, which expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. The guidance in this update is effective for periods beginning in the first interim or annual reporting period ending on or after December 15, 2009 and thus is effective for the Company’s first quarter reporting in 2010. Adoption of FASB ASU 2010-02 did not have a material impact on the Company’s consolidated financial statements.
     In December 2009, FASB issued Accounting Standards Update No. 2009-17, Consolidation (Topic 810) — Improvements to Financial Reporting by Enterprises with Variable Interest Entities to incorporate the changes made by FASB Statement No. 167 into the FASB Codification. The guidance in this update is effective for periods beginning after November 15, 2009 and thus is effective for the Company’s first quarter reporting in 2010. Adoption of FASB ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.
3. Accounts Receivable
     Accounts receivable, net consists of the following:

	April 1,	December 31,
	2010	2009
Trade receivables	$224.0	$151.7
Other	11.1	8.8

Total	235.1	160.5
Less: allowance for doubtful accounts	—	(0.1)

Accounts receivable, net	$235.1	$160.4

4. Inventory
     Inventories are summarized as follows:

	April 1,	December 31,
	2010	2009
Raw materials	$198.8	$209.1
Work-in-process	1,606.1	1,526.0
Finished goods	33.7	30.8

Product inventory	1,838.6	1,765.9
Capitalized pre-production	447.6	441.0

Total inventory, net	$2,286.2	$2,206.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     Inventories are summarized by platform as follows:

	April 1,	December 31,
	2010	2009
B737	$302.3	$298.4
B747(1)	166.9	140.6
B767	20.4	18.5
B777	136.6	146.3
B787(2)	942.0	896.3
Airbus — All platforms	129.0	129.9
Gulfstream(3)	413.0	365.8
Rolls-Royce	59.0	55.5
Cessna Citation Columbus(4)	22.8	23.0
Aftermarket	29.5	29.3
Other in-process inventory related to long-term contracts and other programs(5)	64.7	103.3

Total inventory	$2,286.2	$2,206.9

(1)	B747 inventory includes $16.6 and $11.3 in non-recurring production costs at April 1, 2010 and December 31, 2009, respectively, related to the B747-8 program.

(2)	B787 inventory includes $228.3 and $230.7 in capitalized pre-production costs at April 1, 2010 and December 31, 2009, respectively.

(3)	Gulfstream inventory includes $219.2 and $210.3 in capitalized pre-production costs at April 1, 2010 and December 31, 2009, respectively.

(4)	Includes non-recurring costs incurred on the Cessna Citation Columbus program that was terminated in July 2009 and which are subject to our termination claim.

(5)	Includes non-program specific inventoriable cost accruals and miscellaneous other work-in-process.
     Capitalized pre-production costs include certain costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically recovered over a certain number of ship set deliveries and the Company believes these amounts will be fully recovered.
     The following is a roll forward of the capitalized pre-production included in the inventory balance at April 1, 2010:

Balance, December 31, 2009	$441.0
Charges to costs and expenses	(2.4)
Capitalized costs	9.0
Exchange rate	—

Total capitalized pre-production, April 1, 2010	$447.6

     At April 1, 2010, work-in-process inventory included $538.7 of deferred production costs, which is comprised of $502.1 related to the B787, $46.7 on certain other contracts for the excess of production costs over the estimated average cost per ship set, and $(10.1) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks. These balances were $457.4, including $412.9 related to the B787 and $50.5 for certain other contracts, and $(6.0) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated cost per ship set for units delivered under the current production blocks, respectively, at December 31, 2009. Recovery of excess over average deferred production costs is dependent on the number of ship sets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts will be fully recovered.
     Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     The following is a roll forward of the deferred production included in the inventory balance at April 1, 2010:

Balance, December 31, 2009	$457.4
Charges to costs and expenses	(64.1)
Capitalized costs (1)	147.2
Exchange rate	(1.8)

Total deferred production, April 1, 2010	$538.7

(1)	Approximately $89.2 of the cost capitalized to deferred production is related to an increase in deliveries of the B787 during the first quarter of 2010 over year end 2009.
     The following is a roll forward of the inventory obsolescence and surplus reserve included in the inventory balance at April 1, 2010:

Balance, December 31, 2009	$15.1
Charges to costs and expenses	2.9
Write-offs, net of recoveries	0.1
Exchange rate	(0.1)

Total inventory obsolescence and surplus reserve, April 1, 2010	$18.0

5. Property, Plant and Equipment
     Property, plant and equipment, net consists of the following:

	April 1,	December 31,
	2010	2009
Land	$16.8	$17.7
Buildings (including improvements)	261.0	258.1
Machinery and equipment	643.0	624.8
Tooling	493.9	488.5
Construction in progress	357.5	316.3

Total	1,772.2	1,705.4
Less: accumulated depreciation	(451.9)	(426.1)

Property, plant and equipment, net	$1,320.3	$1,279.3

     In January 2010, we revised our accounting estimate related to the useful lives of certain assets resulting in extending the useful lives of these assets. The effect of this change was a decrease in depreciation charges to inventory of $3.0 for the quarterly period ended April 1, 2010, which will eventually flow through cost of sales following the process for contract accounting.
     Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $2.6 and $1.8 for the three months ended April 1, 2010 and April 2, 2009, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized $20.6 and $20.3 of repair and maintenance expense for the three months ended April 1, 2010 and April 2, 2009, respectively.
     We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal use software. Depreciation expense related to capitalized software was $3.8 for each of the three month periods ended April 1, 2010 and April 2, 2009.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
6. Other Assets
     Other assets are summarized as follows:

	April 1,	December 31,
	2010	2009
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	26.3	28.1

Total intangible assets	38.0	39.8
Less: Accumulated amortization-patents	(0.8)	(0.7)
Accumulated amortization-favorable leasehold interest	(3.2)	(3.1)
Accumulated amortization-customer relationships	(13.1)	(13.2)

Intangible assets, net	20.9	22.8

Deferred financing costs, net	23.0	25.0
Fair value of derivative instruments	1.3	1.2
Goodwill — Europe	2.8	3.0
Equity in net assets of affiliates	4.5	3.9
Other	20.2	18.7

Total	$72.7	$74.6

     Deferred financing costs are recorded net of $23.4 and $21.4 of accumulated amortization at April 1, 2010 and December 31, 2009, respectively. In 2009, the Company incurred $10.2 of additional deferred financing costs in connection with the amendment to its revolving credit facility and $7.2 of additional deferred financing costs in connection with the issuance and registration of its long-term bonds.
     The Company recognized $1.0 and $0.9 of amortization expense of intangibles for the three months ended April 1, 2010 and April 2, 2009, respectively.
     The following is a roll forward of the carrying amount of goodwill at April 1, 2010:

Balance, December 31, 2009	$3.0
Goodwill acquired	—
Exchange rate	(0.2)

Total goodwill, April 1, 2010	$2.8

7. Advance Payments and Deferred Revenue/Credits
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
     Deferred revenue. Deferred revenue consists of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables. These payments are classified as deferred revenue when received and recognized as revenue as the production units are delivered.
     Advance payments and deferred revenue/credits are summarized by platform as follows:

	April 1,	December 31,
	2010	2009
B737	$52.9	$59.8
B747	2.8	3.0
B787	883.7	924.3
Airbus — All platforms	53.3	66.8
Gulfstream	42.5	42.5
Other	18.3	21.6

Total advance payments and deferred revenue/credits	$1,053.5	$1,118.0

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
8. Government Grants
     As part of our site construction projects in Kinston, North Carolina and Subang, Malaysia, we have the benefit of grants related to government funding of a portion of these buildings and other specific capital assets. Due to the terms of the lease agreements, we are deemed to own the construction projects. During the construction phase of the facilities, as amounts eligible under the terms of the grants are expended, we will record that spending as property, plant and equipment (construction-in-progress) and deferred grant income liability (less the present value of any future minimum lease payments). Upon completion of the facilities, the deferred grant income will be amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, will be amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income will be amortized over a ten-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income will be amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of April 1, 2010, we recorded $130.1 within property, plant and equipment and deferred grant income liability related to the use of grant funds in North Carolina and Malaysia. Of this amount, $129.1 in property, plant and equipment represents transactions where funds have been paid directly to contractors by an agency of the Malaysian Government in the case of Malaysia, and by the escrow agent in North Carolina, so they are not reflected on the Statement of Cash Flows.
     Deferred grant income liability, net consists of the following:

	April 1,	December 31,
	2010	2009
Beginning Balance	$129.3	$38.8
Grant liability recorded	3.6	89.2
Grant income recognized	(0.5)	(1.9)
Exchange rate	(2.3)	3.2

Total deferred grant income liability	$130.1	$129.3

     The asset related to the deferred grant income, net consists of the following:

	April 1,	December 31,
	2010	2009
Beginning Balance	$129.3	$38.8
Amount paid by Spirit (reimbursed by third parties)	—	0.7
Amount paid by agency/escrow agent	3.6	88.5
Depreciation offset to amortization of grant income	(0.5)	(1.9)
Exchange rate	(2.3)	3.2

Total asset value related to deferred grant income	$130.1	$129.3

9. Derivative and Hedging Activities
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques for the three months ended April 1, 2010 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.
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
     The entire asset classes of the Company, including hedges, are pledged as collateral for both the term loan and the revolving credit facility under the Company’s senior secured credit facility (see Note 11).
Interest Rate Swaps
     As required under our senior secured credit facility (see Note 11), we enter into floating-to-fixed interest rate swap agreements periodically. As of April 1, 2010, the interest swap agreements had notional amounts totaling $500.0.

				Term B	Fair Value,
		Variable	Fixed	Fixed	April 1,
Notional Amount	Expires	Rate	Rate(1)	Rate(2)	2010
$100	July 2010	LIBOR	4.37%	6.12%	$(2.0)
$100	July 2011	LIBOR	4.27%	6.02%	$(5.3)
$300	July 2011	LIBOR	3.23%	4.98%	$(11.4)

				Total	$(18.7)

(1)	The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2)	The effective Term B fixed interest rate represents the fixed rate of the derivative instrument plus the 175 basis point margin above the variable LIBOR borrowing rate we pay on the Term B loan.
     The purpose of entering into these swaps was to reduce the Company’s exposure to variable interest rates. The interest rate swaps settle on a quarterly basis when interest payments are made. These settlements occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of $(18.7) and $(20.3) at April 1, 2010 and December 31, 2009, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
Foreign Currency Forward Contracts
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
     We use foreign currency hedge contracts to reduce our exposure to currency exchange rate fluctuations. The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. The hedges are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. Gains and losses from these cash flow hedges are recorded to other comprehensive income until the underlying transaction for which the hedge was placed occurs and then the value in other comprehensive income is reclassified to earnings. In the third quarter of 2009, we entered into new hedging contracts to hedge the U.S. dollar revenue from certain customers. The fair value of the forward contracts was a net liability of $(4.3) and $(1.8) as of April 1, 2010 and December 31, 2009, respectively.
Notional Amount

	April 1, 2010		December 31, 2009
		Foreign		Foreign
	USD	Currency	USD	Currency
Year	Buy/(Sell)(1)	Buy/(Sell)(1)	Buy/(Sell)(1)	Buy/(Sell)(1)
2010	$(33.4)	£20.2	$(37.8)	£22.8
2011	(16.7)	10.0	(16.7)	10.0
2012-2013	(2.8)	1.6	(2.8)	1.6

	$(52.9)	£31.8	$(57.3)	£34.4

(1)	Includes foreign currency hedge contracts for 2010 through 2013 novated to Spirit Europe as a result of the acquisition of BAE Aerostructures on April 1, 2006 (buy $0.3/sell £0.4), which had no underlying contractual transactions at the inception date of the contracts and, therefore, are classified as net debt securities which are not subject to hedge accounting. The mark-to-market values of these net debt securities are recorded through the Consolidated Statement of Operations on a monthly basis in accordance with FASB authoritative guidance on investments — debt and equity securities disclosures.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     The following table summarizes the Company’s fair value of outstanding derivatives at April 1, 2010 and December 31, 2009:

	Fair Values of Derivative Instruments
	Other Asset Derivatives		Other Liability Derivatives
	April 1, 2010	December 31, 2009	April 1, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest rate swaps
Current	$—	$—	$16.3	$16.9
Non-current	—	—	2.4	3.4
Foreign currency hedge contracts
Current	—	—	2.7	0.9
Non-current	—	—	1.3	0.6

Total derivatives designated as hedging instruments	—	—	22.7	21.8

Derivatives not designated as hedging instruments
Foreign currency hedge contracts
Current	0.8	0.4	0.8	0.5
Non-current	1.2	1.2	1.5	1.4

Total derivatives not designated as hedging instruments	2.0	1.6	2.3	1.9

Total derivatives	$2.0	$1.6	$25.0	$23.7

     The impact on other comprehensive income (OCI) and earnings from cash flow hedges for the three months ended April 1, 2010 and April 2, 2009 was as follows:

Location of
			Location of			(Gain) or Loss
			(Gain) or			Recognized in	Amount of (Gain) or Loss
			Loss	Amount of (Gain) or Loss		Income on	Recognized in Income on
	Amount of Loss		Reclassified	Reclassified from		Derivative	Derivative (Ineffective
	Recognized in OCI, net of		from	Accumulated OCI into		(Ineffective	Portion and Amount
	tax, on Derivative		Accumulated	Income		Portion and	Excluded from
	(Effective Portion)		OCI into	(Effective Portion)		Amount	Effectiveness Testing)
Derivatives in	For the Three Months Ended		Income	For the Three Months Ended		Excluded from	For the Three Months Ended
Cash Flow Hedging	April 1,	April 2,	(Effective	April 1,	April 2,	Effectiveness	April 1,	April 2,
Relationships	2010	2009	Portion)	2010	2009	Testing)	2010	2009
Interest rate swaps	$(1.7)	$(1.4)	Interest expense	$4.3	$3.3	Other (income)/ expense	$—	$—
Foreign currency hedge contracts	(1.9)	0.2	Sales/Revenue	0.3	1.4	Other (income)/ expense	—	—

Total	$(3.6)	$(1.2)		$4.6	$4.7		$—	$—

     The impact on earnings from foreign currency hedge contracts that do not qualify as cash flow hedges was not material for the three months ended April 1, 2010 and April 2, 2009.
     Gains and losses accumulated in OCI for interest rate swaps are reclassified into earnings as each interest rate period is reset. During the next twelve months, the Company estimates that a loss of $(10.1) will be reclassified from OCI, net of tax, as a charge to earnings from interest rate swaps. Interest rate swaps are placed for a period of time not to exceed the maturity of the Company’s senior secured term loan. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.
     Gains and losses accumulated in OCI for foreign currency hedge contracts are reclassified into earnings as the underlying transactions for which the contracts were entered into are realized. During the next twelve months, the Company estimates that a loss of $(1.8) will be reclassified from OCI, net of tax. None of the gains or losses reclassified to earnings are attributable to the discontinuance of cash flow hedges.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
10. Fair Value Measurements
     FASB’s authoritative guidance on fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance discloses three levels of inputs that may be used to measure fair value:
Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Observable inputs, such as current and forward interest rates and foreign exchange rates, are used in determining the fair value of our interest rate swaps and foreign currency hedge contracts.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets and liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

	Fair Value Measurements
				At April 1, 2010
				Using
				Quoted Prices in	Significant
	April 1, 2010			Active Markets	Other	Significant
	Total Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Money Market Fund	$155.1	$155.1	$—	$155.1	$—	$—
Interest Rate Swaps	$(18.7)	$—	$(18.7)	$—	$(18.7)	$—
Foreign Currency Hedge Contracts	$(4.3)	$2.0	$(6.3)	$—	$(4.3)	$—

	Fair Value Measurements
				At December 31, 2009
				Using
				Quoted Prices in	Significant
	December 31, 2009			Active Markets	Other	Significant
	Total Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Money Market Fund	$240.0	$240.0	$—	$240.0	$—	$—
Interest Rate Swaps	$(20.3)	$—	$(20.3)	$—	$(20.3)	$—
Foreign Currency Hedge Contracts	$(1.8)	$1.6	$(3.4)	$—	$(1.8)	$—
     The fair value of the interest rate swaps and foreign currency hedge contracts are determined by using mark-to-market reports generated for each derivative and evaluated for counterparty risk. In the case of the interest rate swaps, the Company evaluated its counterparty risk using credit default swaps, historical default rates and credit spreads.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
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

	April 1, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior secured term loan (including current portion)	$570.6	$564.5	$572.0	$549.9
Senior unsecured notes	293.7	304.5	293.6	289.5
Malaysian loan	17.1	16.8	16.3	16.1

	$881.4	$885.8	$881.9	$855.5

11. Debt
Credit Agreement
     In connection with the Boeing Acquisition, the Company executed an $875.0 credit agreement that consisted of a $700.0 senior secured term loan used to fund the acquisition and pay all related fees and expenses associated with the acquisition and the credit agreement, and a $175.0 senior secured revolving credit facility. In March 2008, the revolving credit facility was increased to $650.0. In June 2009, the Company entered into amendment No. 2 to its senior secured credit facility, whereby borrowing capacity under the revolving credit facility was increased from $650.0 to $729.0. The maturity date with respect to $408.8 of the revolver was extended to June 30, 2012. The maturity date for the remaining $320.2 of the revolver will continue to be June 30, 2010. Commitment fees associated with the portion of the revolver that was extended to June 30, 2012 increased from a rate of 50 basis points on the undrawn amount to 75 basis points. Commitment fees associated with the undrawn portion of the revolver that terminates on June 30, 2010 continue to be 50 basis points. The applicable margin payable on revolving loans with respect to which the underlying revolving credit commitment has been extended to June 30, 2012 (“Extending Revolving Loans”) has been increased. The applicable margin continues to be determined in accordance with a performance grid based on total leverage ratio and, for Extending Revolving Loans, ranges from 3.00% to 4.00% per annum in the case of LIBOR advances and from 2.00% to 3.00% per annum in the case of alternate base rate advances. The applicable margin payable with respect to loans that are Non-Extending Revolving Loans continues to range from 2.25% to 2.75% per annum in the case of LIBOR advances and from 1.25% to 1.75% per annum in the case of alternate base rate advances. At April 1, 2010, the Company’s total leverage ratio was 2.04:1.00 resulting in margins of 3.5% and 2.5% per annum on LIBOR borrowings on Extending Revolving Loans and Non-Extending Revolving Loans, respectively, and margins of 2.5% and 1.5% per annum on alternative base rate borrowings on Extending Revolving Loans and Non-Extending Revolving Loans, respectively. The entire asset classes of the Company, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility. As of April 1, 2010 and December 31, 2009, the outstanding balance of the term loan was $570.6 and $572.0, respectively. No amounts were outstanding under the revolving credit facility at either April 1, 2010 or December 31, 2009. As of April 1, 2010, there were $19.0 of letters of credit outstanding.
     The amended credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. The amended credit agreement contains a revised Covenant Leverage Ratio and a new Interest Coverage Ratio. The Covenant Leverage Ratio (as defined in the credit agreement) financial covenant was modified to provide that the maximum Covenant Leverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not exceed 2.5:1 through maturity. The new Interest Coverage Ratio (as defined in the credit agreement) financial covenant was added to provide that the Interest Coverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not be less than 4:1. The Financial Covenant ratios are calculated each quarter in accordance with the credit agreement. Failure to meet these financial covenants would be an event of default under the senior secured credit facility. As of April 1, 2010, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement.
Long-Term Bond Debt
     On September 30, 2009, Spirit issued $300.0 of 7 1/2% Senior Notes due October 1, 2017 (the “Notes”), with interest payable semi-annually, in cash, in arrears on April 1 and October 1 of each year, beginning April 1, 2010. Prior to October 1, 2012, Spirit may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 107.5% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the redemption date. At any time prior to October 1, 2013, Spirit may redeem the Notes, in whole or in part, at a redemption price ratio equal to 100% of the principal amount of the Notes redeemed,

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
plus a make-whole premium, plus any accrued and unpaid interest and additional interest, if any, to the redemption date. Spirit may redeem the Notes at its option, in whole or in part, at any time on or after October 1 of the years set forth below, upon not less than 30 nor more than 60 days’ notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date.

Year	Price
2013	103.750%
2014	101.875%
2015 and thereafter	100.000%
     If a change of control of Spirit occurs, each holder of the Notes shall have the right to require that Spirit repurchase all or a portion of such holder’s Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
     The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Holdings and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. As of April 1, 2010 and December 31, 2009, the outstanding balance of the Notes was $293.7 and $293.6, respectively.
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
     At the time of the offering, Spirit repaid $200.0 of borrowings under its existing senior secured revolving credit facility using a portion of the proceeds of the offering of the Notes, which increased the availability under the revolving credit facility to $729.0, reduced by $19.0 of outstanding letters of credit as of April 1, 2010.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     The indebtedness repayment requires quarterly principal installments of RM 3.3 (approximately $1.0) from September 2011 through May 2017, or until the entire loan principal has been repaid.
     Outstanding amounts drawn under the Malaysia Facility are subject to a fixed interest rate of 3.5% per annum, payable quarterly.
France Factory
     On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL (“Spirit France”) entered into a capital lease agreement for €9.0 (approximately $13.1), with BNP Paribas Bank (“BNP”) to be used towards the construction of an aerospace-related component assembly plant in Saint-Nazaire, France (the “Saint-Nazaire Project”). The Company will act as BNP’s construction agent during the construction phase of the Saint-Nazaire Project and lease payments will begin upon completion of construction, which is expected during the third quarter of 2010.
     The capital lease repayment is variable based on the three-month Euribor rate plus 2.2% and is paid quarterly. Payments are expected to be approximately €0.2 (approximately $0.3) quarterly from July 2010 through April 2025 with a residual amount of €0.9 (approximately $1.3) to be paid at the conclusion of the capital lease agreement.
     Outstanding amounts expended by BNP under the capital lease agreement are capitalized as construction-in-progress on the Company’s books with a corresponding amount of construction debt. As of the first quarter of 2010, the Company has recorded $9.7 in construction debt.
     Total debt shown on the balance sheet is comprised of the following:

	April 1,	December 31,
	2010	2009
Senior secured debt (short and long-term)	$570.6	$572.0
Long-term bond debt	293.7	293.6
Malaysian term loan	17.1	16.3
Present value of capital lease obligations	14.1	10.3
Other	1.1	1.6

Total	$896.6	$893.8

12. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	Three Months	Three Months
	Ended	Ended
	April 1, 2010	April 2, 2009
Components of Net Periodic Pension Income
Service cost	$1.6	$1.4
Interest cost	10.4	9.7
Expected return on plan assets	(15.9)	(13.9)
Amortization of prior service cost	—	—
Amortization of net (gain)/loss	(0.1)	2.2
Curtailment/settlement	—	—

Net periodic pension income	$(4.0)	$(0.6)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)

	Other Benefits
	Three Months	Three Months
	Ended	Ended
	April 1, 2010	April 2, 2009
Components of Net Periodic Benefit Cost
Service cost	$0.7	$0.3
Interest cost	0.9	0.7
Expected return on plan assets	—	—
Amortization of prior service cost	—	—
Amortization of net (gain)/loss	0.2	—
Curtailment/settlement	—	—

Net periodic benefit cost	$1.8	$1.0

Employer Contributions
     We expect to contribute zero dollars to the U.S. qualified pension plan and less than $0.3 to both the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2010. Our projected contributions to the U.K. pension plan for 2010 were $7.2, of which $1.8 was contributed by the end of the first quarter of 2010. We anticipate contributing the additional $5.4 to the U.K. pension plan during the remainder of 2010. The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.
13. Stock Compensation
     The Company has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.
     For the three months ended April 1, 2010, the Company recognized a total of $2.3 of stock compensation expense, net of forfeitures, as compared to $2.8 of stock compensation expense, net of forfeitures, recognized for the three months ended April 2, 2009. Of the total $2.3 of stock compensation expense recorded for the three months ended April 1, 2010, $2.2 was recorded as expense in selling, general and administrative expense while the remaining $0.1 was capitalized in inventory and is recognized through cost of sales consistent with the accounting methods we follow in accordance with FASB authoritative guidance related to revenue recognition for construction-type and production-type contracts. Of the $2.8 of stock compensation expense recorded for the three months ended April 2, 2009, $2.7 was recorded as expense in selling, general and administrative expense while the remaining $0.1 was capitalized in inventory in accordance with the guidance.
     In the first quarter of 2010, 277,662 class A shares granted under the Short-Term Incentive Plan with a grant date fair value of $3.2 vested.
     Due to the occurrence during the first quarter of 2010 of the four-year anniversaries of the Executive Incentive Plan grant dates for certain participants in the plan, those participants acquired an incremental 8.81% interest in the shares granted to them under the plan, such that their total cumulative interest in the shares granted to them would be 80%. The total number of additional shares in which an interest was acquired in the first quarter of 2010 was 32,412. The participants have a nonforfeitable interest in those shares; however, as per the plan document, the shares remain restricted until the earlier of a liquidity event or June 16, 2015. Participants do not have the unrestricted rights of stockholders as long as the shares remain restricted.
14. Income Taxes
     The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax assets as of April 1, 2010 and December 31, 2009 were $131.9 and $136.0, respectively.
     We file income tax returns in all jurisdictions in which we operate. We established reserves to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. These reserves have been established based on management’s assessment as to the potential exposure attributable to permanent differences and associated interest. All tax reserves are analyzed quarterly and adjustments made as events occur that warrant modification.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
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
     The 24.2% effective tax rate for the three months ended April 1, 2010 differs from the 32.5% effective tax rate for the same period in 2009 primarily due to settling the 2005 and 2006 Internal Revenue Service examination, partially offset by the U.S. Research and Experimentation Tax Credit (R&E Tax Credit) expiring on December 31, 2009.
     The Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months. We are not currently under examination in any tax jurisdictions.
15. Equity
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
     In June 2008, the FASB issued authoritative guidance determining whether instruments granted in shared-based payment transactions are participating securities. Under the FASB guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common shareholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Upon adoption of this standard, the service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for the three-month periods ended April 1, 2010 and April 2, 2009.
     The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	April 1, 2010			April 2, 2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
		(in millions)			(in millions)
Basic EPS
Income available to common shareholders	$54.9	137.3	$0.40	$62.4	137.1	$0.46
Income allocated to participating securities	0.6	1.5		0.3	0.7

Net income	$55.5			$62.7

Diluted potential common shares		1.6			2.1
Diluted EPS
Net Income	$55.5	140.4	$0.40	$62.7	139.9	$0.45
     The balance of outstanding common shares presented in the consolidated statement of shareholders’ equity was 140.7 million and 140.2 million at April 1, 2010 and April 2, 2009, respectively. Included in the outstanding common shares were 3.0 million of issued but unvested shares at April 1, 2010 and April 2, 2009, which are excluded from the basic EPS calculation.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
Comprehensive Income
     Components of comprehensive income, net of tax, consist of the following:

	For the Three Months Ended
	April 1,	April 2,
	2010	2009
Net income	$55.5	$62.7
Comprehensive income (loss), net of tax
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps, net of tax(1)	(1.7)	(1.4)
Pension, SERP, and Retiree Medical adjustments, net of tax(2)	(0.1)	(1.2)
Unrealized gain (loss) on foreign currency hedge contracts, net of tax(3)	(1.9)	0.2
Reclassification of realized (gain) loss on hedging instruments into net income, net of tax(4)	2.9	3.0
Foreign currency translation adjustments	(8.7)	0.4

Total comprehensive income	$46.0	$63.7

(1)	Net of $1.0 and $0.9 tax benefit for the three months ended April 1, 2010 and April 2, 2009, respectively.

(2)	Net of less than $0.1 and $0.7 tax benefit for the three months ended April 1, 2010 and April 2, 2009, respectively.

(3)	Net of $0.9 tax benefit and $0.1 tax expense for the three months ended April 1, 2010 and April 2, 2009, respectively.

(4)	Net of $1.7 tax benefit for each of the three month periods ended April 1, 2010 and April 2, 2009.
Noncontrolling Interest
     Noncontrolling interest at April 1, 2010 remained unchanged from the prior year at $0.5.
16. Related Party Transactions
     On March 26, 2007, Hawker Beechcraft, Inc. (“Hawker”), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. Spirit’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker. For the three months ended April 1, 2010 and April 2, 2009, sales to Hawker were $1.2 and $4.3, respectively. Receivables due from Hawker were $2.8 as of April 1, 2010.
     A member of the Holdings’ Board of Directors is also a member of the Board of Directors of Hawker.
     Prior to his departure from the Company in December 2009, a former executive of the Company was a member of the Board of Directors of one of the Company’s suppliers, Precision Castparts Corp. of Portland, Oregon, a manufacturer of complex metal components and products. For the three months ended April 2, 2009 the Company purchased $13.5 of products, from this supplier.
     A member of Holdings’ Board of Directors served as Chairman, President, and Chief Executive Officer of Aviall, Inc., the parent company of one of our customers, Aviall Services, Inc. and a wholly owned subsidiary of Boeing until his retirement in February 2010. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc. that extends until September 18, 2011 and automatically renews on an annual basis unless terminated by either party. Net revenues under the distribution agreement were $0.9 and $1.7 for the three months ended April 1, 2010 and April 2, 2009, respectively. Receivables due from Aviall were $0.1 as of April 1, 2010.
     The Company paid less than $0.1 to a subsidiary of Onex for services rendered for each of the three month periods ended April 1, 2010 and April 2, 2009. Management believes the amounts charged were reasonable in relation to the services provided.
     Boeing owns and operates significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, is providing those systems and support services to Spirit under a Transition Services Agreement. A number of services covered by the Transition Services Agreement have now been established by the Company, and the Company is scheduled to continue to use the remaining systems and support services it has not yet established. The Company incurred

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
fees of $1.1 and $5.5 for services performed for the three months ended April 1, 2010 and April 2, 2009, respectively. The amounts owed to Boeing and recorded as accrued liabilities were $1.3 and $11.0 at April 1, 2010 and April 2, 2009, respectively.
     The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $0.3 and $0.4 to the firm for the three month periods ended April 1, 2010 and April 2, 2009, respectively.
     An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties. Such fees are not material to Spirit.
17. Commitments, Contingencies and Guarantees
Litigation
     From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at April 1, 2010 or December 31, 2009 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
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
     On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants include Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with The Boeing Company and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income and Securities Act and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification and are currently in the discovery process. The sub-class members who have asserted claims

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the Asset Purchase Agreement between Boeing and Spirit. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
     On July 21, 2005, the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) filed a grievance against Boeing on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, regarding issues that parallel those asserted in Harkness et al. v. The Boeing Company et al. Boeing denied the grievance, and the UAW subsequently filed suit to compel arbitration, which the parties eventually agreed to pursue. The arbitration was conducted in January 2008. In July 2008, the arbitrator issued an opinion and award in favor of the UAW. The arbitrator directed Boeing to reinstate the seniority of the employees and “afford them the benefits appurtenant thereto.” On March 5, 2009, the arbitrator entered an Opinion and Supplemental Award that directed Boeing to award certain benefits to UAW members upon whose behalf the grievance was brought, notwithstanding the prior denial of such benefits by the Boeing Plan Administrator. On April 10, 2009, Boeing filed a Complaint in the United States District Court for the Northern District of Illinois, seeking a ruling that the Arbitrator exceeded his authority in granting the Supplemental Award. On September 16, 2009, the District Court entered an order affirming the arbitrator’s Supplemental Award. Boeing appealed the District Court’s decision to the U.S. Seventh Circuit Court of Appeals, which recently affirmed the District Court’s decision. Boeing previously notified Spirit of its intent to seek indemnification from Spirit for any “indemnifiable damages” it may incur in the UAW matter, pursuant to the terms of the Asset Purchase Agreement. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
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
Guarantees
     Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of April 1, 2010 and December 31, 2009, $19.0 and $16.9, respectively, were outstanding in respect of the letters of credit, and $17.1 and $16.1, respectively, were outstanding in respect of these guarantees.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     The following is a roll forward of the service warranty balance at April 1, 2010:

Balance, December 31, 2009	$13.1
Charges to costs and expenses	1.7
Exchange rate	(0.2)

Balance, April 1, 2010	$14.6

18. Segment Information
     The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 96% of the Company’s net revenues for the three months ended April 1, 2010 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses and unallocated research and development. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     The following table shows segment information:

	Three Months Ended	Three Months Ended
	April 1, 2010	April 2, 2009
Segment Revenues
Fuselage Systems	$516.2	$430.5
Propulsion Systems	274.4	227.4
Wing Systems	248.9	220.9
All Other	3.8	8.6

	$1,043.3	$887.4

Segment Operating Income
Fuselage Systems	$75.9	$74.9
Propulsion Systems	33.6	38.7
Wing Systems	18.9	19.5
All Other	0.3	0.4

	128.7	133.5
Unallocated corporate SG&A	(35.0)	(35.5)
Unallocated research and development	(0.7)	(0.2)

Total operating income	$93.0	$97.8

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
19. Condensed Consolidating Financial Information
     On September 30, 2009, Spirit completed an offering of $300.0 aggregate principal amount of its 7 1/2% Senior Notes due 2017 (the “Original Notes”). The Original Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons pursuant to Regulation S promulgated under the Securities Act. In connection with the sale of the Original Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the Original Notes party thereto, pursuant to which the Company, Spirit and the Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange (the “Exchange Offer”) the Original Notes for a new issue of substantially identical notes registered under the Securities Act (the “Exchange Notes”, and together with the Original Notes, the “Notes”). On March 29, 2010, Spirit and the Subsidiary Guarantors (as defined below) filed Amendment No. 2 to a registration statement on Form S-4 (as so amended, the “Registration Statement”) with respect to the Exchange Offer and on April 20, 2010, the SEC declared the Registration Statement effective. The Exchange Offer was commenced on April 21, 2010. The Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”).
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

Spirit AeroSystems Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended April 1, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Net Revenues	$938.7	$0.2	$118.7	$(14.3)	$1,043.3
Operating costs and expenses
Cost of sales	806.5	0.2	108.7	(14.3)	901.1
Selling, general and administrative	35.0	0.5	3.8	—	39.3
Research and development	9.9	—	—	—	9.9

Total operating costs and expenses	851.4	0.7	112.5	(14.3)	950.3
Operating income (loss)	87.3	(0.5)	6.2	—	93.0
Interest expense and financing fee amortization	(13.8)	—	(1.0)	0.8	(14.0)
Interest income	0.9	—	—	(0.8)	0.1
Other income (expense), net	1.0	—	(6.5)	—	(5.5)

Income (loss) before income taxes and equity in net loss of affiliates	75.4	(0.5)	(1.3)	—	73.6
Income tax expense	(18.8)	0.2	0.8	—	(17.8)

Income (loss) before equity in net loss of affiliates	56.6	(0.3)	(0.5)	—	55.8
Equity in net loss of affiliates	—	—	(0.3)	—	(0.3)

Net income (loss)	$56.6	$(0.3)	$(0.8)	$—	$55.5

Spirit AeroSystems Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended April 2, 2009

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Net Revenues	$786.6	$—	$111.3	$(10.5)	$887.4
Operating costs and expenses
Cost of sales	640.3	—	106.7	(9.7)	737.3
Selling, general and administrative	32.9	—	5.5	—	38.4
Research and development	13.3	—	0.6	—	13.9

Total operating costs and expenses	686.5	—	112.8	(9.7)	789.6
Operating income (loss)	100.1	—	(1.5)	(0.8)	97.8
Interest expense and financing fee amortization	(9.1)	—	(0.7)	0.7	(9.1)
Interest income	3.3	—	—	(0.7)	2.6
Other income, net	0.9	—	0.6	—	1.5

Income (loss) before income taxes and equity in net income of affiliates	95.2	—	(1.6)	(0.8)	92.8
Income tax expense	(30.2)	—	—	—	(30.2)

Income (loss) before equity in net income of affiliates	65.0	—	(1.6)	(0.8)	62.6
Equity in net income of affiliates	0.1	—	—	—	0.1

Net income (loss)	$65.1	$—	$(1.6)	$(0.8)	$62.7

Spirit AeroSystems Holdings, Inc.
Condensed Consolidating Balance Sheet
April 1, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Current assets
Cash and cash equivalents	$166.5	$—	$20.1	$—	$186.6
Accounts receivable, net	214.7	5.2	94.1	(78.9)	235.1
Investment in subsidiary	177.8	—	—	(177.8)	—
Inventory, net	2,147.6	0.4	138.2	—	2,286.2
Deferred tax asset — current	46.7	—	11.0	—	57.7
Other current assets	16.1	—	1.5	—	17.6

Total current assets	2,769.4	5.6	264.9	(256.7)	2,783.2
Property, plant and equipment, net	978.5	211.7	130.1	—	1,320.3
Pension assets	176.6	—	0.3	—	176.9
Deferred tax asset — non-current	88.1	—	—	—	88.1
Other assets	219.8	80.0	24.9	(252.0)	72.7

Total assets	$4,232.4	$297.3	$420.2	$(508.7)	$4,441.2

Current liabilities
Accounts payable	$349.3	$15.0	$126.1	$(78.9)	$411.5
Accrued expenses	170.0	—	12.8	—	182.8
Current portion of long-term debt	9.0	—	—	—	9.0
Advance payments, short-term	243.3	—	—	—	243.3
Deferred revenue, short-term	72.4	—	15.7	—	88.1
Other current liabilities	24.5	—	5.7	—	30.2

Total current liabilities	868.5	15.0	160.3	(78.9)	964.9
Long-term debt	565.4	80.0	120.5	(172.0)	593.9
Bonds payable, long-term	293.7	—	—	—	293.7
Advance payments, long-term	683.0	—	—	—	683.0
Deferred revenue and other deferred credits	39.1	—	—	—	39.1
Pension/OPEB obligation	64.3	—	—	—	64.3
Deferred grant income liability	—	94.8	35.3	—	130.1
Other liabilities	109.1	—	20.4	(80.0)	49.5
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 105,064,561 shares issued and outstanding	1.0	—	—	—	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 35,669,740 shares issued and outstanding	0.4	—	—	—	0.4
Additional paid-in capital	952.8	107.2	70.5	(177.7)	952.8
Accumulated other comprehensive loss	(51.7)	—	(17.6)	—	(69.3)
Retained earnings	706.8	0.3	30.3	(0.1)	737.3

Total shareholders’ equity	1,609.3	107.5	83.2	(177.8)	1,622.2
Noncontrolling interest	—	—	0.5	—	0.5

Total equity	1,609.3	107.5	83.7	(177.8)	1,622.7

Total liabilities and equity	$4,232.4	$297.3	$420.2	$(508.7)	$4,441.2

Spirit AeroSystems Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2009

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Current assets
Cash and cash equivalents	$317.1	$—	$51.9	$—	$369.0
Accounts receivable, net	132.5	5.2	92.5	(69.8)	160.4
Investment in subsidiary	136.3	—	—	(136.3)	—
Inventory, net	2,064.5	0.1	142.3	—	2,206.9
Deferred tax asset — current	46.4	—	9.4	—	55.8
Other current assets	58.9	—	1.9	—	60.8

Total current assets	2,755.7	5.3	298.0	(206.1)	2,852.9
Property, plant and equipment, net	981.4	163.4	134.5	—	1,279.3
Pension assets	171.2	—	—	—	171.2
Deferred tax asset — non-current	95.8	—	—	—	95.8
Other assets	235.7	80.0	25.9	(267.0)	74.6

Total assets	$4,239.8	$248.7	$458.4	$(473.1)	$4,473.8

Current liabilities
Accounts payable	$360.9	$10.0	$140.2	$(69.8)	$441.3
Accrued expenses	152.1	—	13.4	—	165.5
Current portion of long-term debt	9.1	—	—	—	9.1
Advance payments, short-term	237.4	—	—	—	237.4
Deferred revenue, short-term	90.7	—	16.4	—	107.1
Other current liabilities	17.4	—	4.4	—	21.8

Total current liabilities	867.6	10.0	174.4	(69.8)	982.2
Long-term debt	567.2	80.0	130.9	(187.0)	591.1
Bonds payable, long-term	293.6	—	—	—	293.6
Advance payments, long-term	727.5	—	—	—	727.5
Deferred revenue and other deferred credits	46.0	—	—	—	46.0
Pension/OPEB obligation	62.5	—	0.1	—	62.6
Deferred grant income liability	—	91.1	38.2	—	129.3
Other liabilities	125.9	—	21.8	(80.0)	67.7
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 105,064,561 shares issued and outstanding	1.0	—	—	—	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 35,669,740 shares issued and outstanding	0.4	—	—	—	0.4
Additional paid-in capital	949.8	67.0	69.2	(136.2)	949.8
Accumulated other comprehensive loss	(51.9)	—	(7.8)	—	(59.7)
Retained earnings	650.2	0.6	31.1	(0.1)	681.8

Total shareholders’ equity	1,549.5	67.6	92.5	(136.3)	1,573.3
Noncontrolling interest	—	—	0.5	—	0.5

Total equity	1,549.5	67.6	93.0	(136.3)	1,573.8

Total liabilities and equity	$4,239.8	$248.7	$458.4	$(473.1)	$4,473.8

Spirit AeroSystems Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended April 1, 2010

			Non-
		Guarantor	Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$(99.6)	$4.4	$(15.0)	$—	$(110.2)

Investing activities
Purchase of property, plant and equipment	(22.5)	(44.6)	(2.1)	—	(69.2)
Investment in subsidiary	(41.6)	—	—	41.6	—
Other	—	—	(0.8)	—	(0.8)

Net cash provided by (used in) investing activities	(64.1)	(44.6)	(2.9)	41.6	(70.0)

Financing activities
Principal payments of debt	(1.9)	—	(0.1)	—	(2.0)
Collection on (repayments of) intercompany debt	15.0	—	(15.0)	—	—
Proceeds from parent company contribution	—	40.2	1.4	(41.6)	—

Net cash provided by (used in) financing activities	13.1	40.2	(13.7)	(41.6)	(2.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)

Net decrease in cash and cash equivalents for the period	(150.6)	—	(31.8)	—	(182.4)
Cash and cash equivalents, beginning of period	317.1	—	51.9	—	369.0

Cash and cash equivalents, end of period	$166.5	$—	$20.1	$—	$186.6

Spirit AeroSystems Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended April 2, 2009

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Operating activities
Net cash (used in) operating activities	$(135.8)	$(1.1)	$(12.1)	$(0.1)	$(149.1)

Investing activities
Purchase of property, plant and equipment	(50.0)	(2.5)	(1.9)	—	(54.4)
Long-term receivable	28.8	—	—	—	28.8
Investment in subsidiary	(3.6)	—	—	3.6	—
Other	—	—	0.3	—	0.3

Net cash provided by (used in) investing activities	(24.8)	(2.5)	(1.6)	3.6	(25.3)

Financing activities
Proceeds from revolving credit facility	100.0	—	—	—	100.0
Payments on revolving credit facility	(25.0)	—	—	—	(25.0)
Proceeds from governmental grants	—	—	0.5	—	0.5
Principal payments of debt	(1.9)	—	—	—	(1.9)
Collection on (repayments of) intercompany debt	1.7	—	(1.7)	—	—
Proceeds from parent company contribution	—	3.6	—	(3.6)	—

Net cash provided by (used in) financing activities	74.8	3.6	(1.2)	(3.6)	73.6

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	0.1	(0.1)

Net decrease in cash and cash equivalents for the period	(85.8)	—	(15.1)	—	(100.9)
Cash and cash equivalents, beginning of period	178.9	—	37.6	—	216.5

Cash and cash equivalents, end of period	$93.1	$—	$22.5	$—	$115.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report. The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”), filed with the SEC on February 26, 2010. See “Cautionary Statements Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.
Recent Events
     On March 23, 2010, the President of the United States signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (PPACA) (HR 3590), as amended by the Health Care Education and Affordability Reconciliation Act (HR 4872) (the Acts). In the near term (fiscal years 2010 through 2013), the provisions contained within the Acts will have minimal impact on the Company benefit programs. A provision in the PPACA repeals the current rule permitting deduction of the portion of the drug coverage expense that is offset by the Medicare Part D subsidy, effective for taxable years beginning after December 31, 2012. The Company does not provide retiree drug coverage to Medicare eligible retirees and therefore is not impacted by this provision. The Company will continue to assess the accounting implications and analyze the potential impact of the Acts on the Company benefit programs as related regulations and interpretations of the Acts become available.
     On March 23, 2010, the Company began contract negotiations with the International Association of Machinists and Aerospace Workers (IAM). The IAM represents about 5,600 of Spirit’s 10,500 employees in Wichita. The current contract expires on June 25, 2010.
     On March 19, 2010, Boeing announced that it will increase planned production rates for both the B777 and B747 programs. The production rate increases will support increasing customer demand. Boeing expects to increase the B777 program’s production rate to seven airplanes per month by mid-2011 and expects to increase the B747 program’s production rate to two airplanes per month by mid-2012. The current production rate decisions are not expected to have a material impact on our 2010 financial results.
     On February 12, 2010, the Company announced that Philip Anderson was appointed Senior Vice President and Chief Financial Officer of Spirit Holdings. On February 12, 2010, Spirit also entered into a new employment agreement with Mr. Anderson.
     On February 8, 2010, Boeing completed the first flight of the B747-8.
Overview
     We are the largest independent non-OEM (original equipment manufacturer) aircraft parts designer and manufacturer of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the three months ended April 1, 2010, we generated net revenues of $1,043.3 million and net income of $55.5 million.
     We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. This segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma, Prestwick, Scotland and Subang, Malaysia. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 26%, 24% and less than 1%, respectively, of our net revenues for the three months ended April 1, 2010.

New Program Performance
     As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2009 Form 10-K, we are currently performing work on several new programs, which are in various stages of development. Several of these programs entered flight testing during the fourth quarter of 2009, including the Boeing B787, Gulfstream G250, and Gulfstream G650 (which includes the Rolls Royce BR725) and we expect to deliver revenue-generating production units for all of these programs in 2010. In addition, we are working on the new Boeing 747 derivative (the 747-8), which entered flight testing in February of 2010.
     Certain of these programs continue to pose a risk of additional charges and/or forward loss charges given the low margins that are currently forecasted and cost pressure that has continued through the first quarter of 2010. During the first quarter we recorded a $5.2 million unfavorable cumulative catch-up adjustment on our Sikorsky CH-53K contract because of additional costs to support Critical Design Review, which is a significant milestone in the development process. Our estimated margin on the Rolls-Royce BR725 contract continues to be zero and no additional forward losses were recorded on our G250 wing or tooling contracts during the first quarter of 2010. The future profitability of our B787 contract continues to depend on successfully negotiating expected recovery values on the significant claims we have submitted to Boeing. We have the legal right under our B787 contract to negotiate pricing for customer directed changes. If we do not recover the expected values associated with these claims, it could result in the recognition of a forward loss on our B787 contract.
     The next twelve months will be a critical time for these programs as we manufacture the initial units and establish baseline performance for the recurring cost structure. If we are not able to achieve anticipated productivity and cost improvements, or if external factors such as market demand trend unfavorably, additional charges, including forward loss reserves, may be recorded in future periods.
2010 Outlook
     We expect the following results, or ranges of results, for the year ending December 31, 2010:

	2010 Outlook	2009 Actuals
Revenues	$4.0-$4.2 billion	$4.1 billion
Earnings per share, fully diluted	$1.50-$1.70 per share	$1.37 per share
Effective tax rate	~27%	29.7%
Cash flow from operations	~$75 million	$(14) million
Capital expenditures	~$325 million	$228 million
Customer reimbursement	n/a	$115 million
     Our 2010 outlook is based on the following market assumptions:
•	We expect our 2010 revenues to be between $4.0 and $4.2 billion based on Boeing’s 2010 delivery guidance of 460-465 aircraft; anticipated B787 deliveries; expected Airbus deliveries in 2010 of approximately 480-490 aircraft; internal Spirit forecasts for non-OEM production activity and other customers; and foreign exchange rates consistent with fourth quarter 2009 levels.
•	We expect our 2010 fully diluted earnings per share to be between $1.50 and $1.70 per share.
•	We expect our effective tax rate to be 27% for 2010. This assumes ~2.5% tax benefit attributable to extending the R&E Tax Credit.
•	We expect our 2010 cash flow from operations, less capital expenditures, to be approximately a $(250) million use of cash in the aggregate, with capital expenditures of approximately $325 million. Anticipated capital expenditures in 2010 include approximately $100 million of tooling associated with the Airbus A350 XWB program. Cash flow from operations, less capital expenditures, is expected to be significantly improved in 2011.
•	Risk to our financial guidance include, among other things: reduced demand for our core products; higher than forecasted nonrecurring and recurring costs on our development programs; mid-range business jet market risks; our ability to achieve anticipated productivity and cost improvements; the ability to resolve significant B787 program claims with Boeing; and the outcome of ongoing labor negotiations.

Results of Operations

	Three Months	Three Months
	Ended	Ended
	April 1, 2010	April 2, 2009
	($ in millions)
Net revenues	$1,043.3	$887.4
Operating costs and expenses
Cost of sales	901.1	737.3
Selling, general and administrative	39.3	38.4
Research and development	9.9	13.9

Total costs and expenses	950.3	789.6
Operating income	93.0	97.8
Interest expense and financing fee amortization	(14.0)	(9.1)
Interest income	0.1	2.6
Other income (expense), net	(5.5)	1.5

Income before income taxes and equity in net income (loss) of affiliates	73.6	92.8
Income tax expense	(17.8)	(30.2)

Income before equity in net income (loss) of affiliates	55.8	62.6
Equity in net income (loss) of affiliates	(0.3)	0.1

Net income	$55.5	$62.7

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
     Comparative ship set deliveries by model are as follows:

	Three Months	Three Months
	Ended	Ended
Model	April 1, 2010	April 2, 2009
B737	94	74
B747	3	3
B767	3	3
B777	21	21
B787	5	2

Total Boeing	126	103

A320 Family	102	105
A330/340	25	26
A380	1	—

Total Airbus	128	131

Hawker 800 Series	5	18

Total	259	252

     Net revenues by prime customer are as follows:

	Three Months	Three Months
	Ended	Ended
	April 1,	April 2,
Prime customer	2010	2009
	(Dollars in millions)
Boeing	$903.8	$743.9
Airbus	102.7	98.4
Sikorsky	11.4	10.0
Hawker Beechcraft	1.2	4.3
Other	24.2	30.8

Total net revenues	$1,043.3	$887.4

Three Months Ended April 1, 2010 as Compared to Three Months Ended April 2, 2009
     Net Revenues. Net revenues for the three months ended April 1, 2010 were $1,043.3 million, an increase of $155.9 million, or 18%, compared with net revenues of $887.4 million for the same period in the prior year. The increase in net revenues is primarily attributable to an increase in ship set deliveries in 2010 for the Boeing B737 as compared to 2009 as the lingering effects of the IAM strike at Boeing impacted first quarter 2009 deliveries. In the first quarter of 2009 we recorded $18.2 million in favorable volume-based pricing adjustments as a result of lower deliveries due to the Machinists’ strike at Boeing. Deliveries of B787 ship sets also increased by three units in the first quarter of 2010 as compared to the same period in 2009. As compared to the first quarter of 2009, the strengthening dollar resulted in a $8.8 million increase in the value of net revenues from Spirit Europe. Total deliveries to Boeing increased by 22% to 126 ship sets during the first quarter of 2010 compared to 103 ship sets delivered for the same period in the prior year. In total, in the first three months of 2010, we delivered 259 ship sets compared to 252 ship sets delivered for the same period in the prior year, a 3% increase primarily attributable to increased Boeing deliveries, partially offset by reduced deliveries of Hawker ship sets which are not a significant source of revenue. Approximately 96% of Spirit’s net revenue for the first three months of 2010 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 86% for the three month period ended April 1, 2010 as compared to 83% for the same period in the prior year. The increase in 2010 is primarily due to lower profitability on follow-on production blocks that began in the fourth quarter of 2009 as well as the impact of the volume-based pricing adjustments recorded in the first quarter of 2009. During the first three months of 2010, Spirit updated its contract profitability estimates resulting in an unfavorable cumulative catch-up adjustment of $8.2 million driven by a $5.2 million charge on our Hawker Beechcraft 850XP contract related to the decision to exit the program and a $5.2 million unfavorable cumulative catch-up adjustment on our Sikorsky CH-53K contract associated with achieving Critical Design Review, which is a significant milestone in the development process, partially offset by favorable cost performance on other programs. A $2.7 million unfavorable cumulative catch-up adjustment was recognized during the first quarter of 2009.
     In January 2010, we revised our accounting estimate related to the useful lives of certain assets resulting in extending the useful lives of these assets. The effect of this change was a decrease in depreciation charges of $3.0 million to inventory for the quarterly period ended April 1, 2010, which will eventually flow through cost of sales following the process for contract accounting.
     Selling, General and Administrative. SG&A as a percentage of net revenues were 4% of net revenue for each of the three month periods ended April 1, 2010 and April 2, 2009.
     Research and Development. R&D costs as a percentage of net revenues were approximately 1% for the three month period ended April 1, 2010 compared to approximately 2% for the same period in the prior year. We spent $4 million less on research and development in the first quarter of 2010 than in the same period of 2009 primarily due to completion of certain A350 related R&D in 2009.
     Operating Income. Operating income for the three months ended April 1, 2010 was $93.0 million, a decrease of $4.8 million, or 5%, compared to operating income of $97.8 million for the same period in the prior year. Although revenues increased year over year, the reduced profitability on follow-on production blocks, volume-based pricing adjustments in 2009, and a higher unfavorable cumulative catch-up adjustment recorded in the first quarter of 2010 described above combined to result in lower operating income as compared to the first quarter of 2009.

     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the first three months of 2010 includes $12.1 million of interest and fees paid or accrued in connection with long-term debt and $1.9 million in amortization of deferred financing costs, as compared to $7.9 million of interest and fees paid or accrued in connection with long-term debt and $1.2 million in amortization of deferred financing costs for the same period in the prior year. The increase in interest expense associated with long-term debt in the first quarter of 2010 was primarily driven by interest related to the senior unsecured bonds that were issued in the third quarter of 2009, partially offset by lower LIBOR rates on the floating portion of our Term B loan. The increase in deferred financing costs related to the issuance of our senior unsecured bonds has resulted in increased financing fee amortization.
     Interest Income. Interest income for the first three months of 2010 was $0.1 million, as compared to $2.6 million for the same period in the prior year which included $2.5 million of accretion from the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the acquisition of Boeing’s operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). The last of these payments for capital reimbursement was made by Boeing to the Company in 2009.
     Other Income (Expense). Other income (expense) for the first three months of 2010 included an expense of $(8.1) million due to changes in foreign exchange rates on intercompany activity and borrowings, as compared to $0.7 million for the same period in the prior year. The increase was driven primarily by the intercompany payable related to our A350 program between Prestwick and Wichita as well as trade payables and borrowings. Should these balances increase, they will be more susceptible to changes in exchange rates.
     Provision for Income Taxes. The income tax provision for the first quarter of 2010 consisted of $19.1 million for federal income taxes and $(0.5) million for state taxes and $(0.8) million for foreign taxes. The 24.2% effective tax rate for the three months ended April 1, 2010 differs from the 32.5% effective tax rate for the same period in 2009 primarily due to settling the 2005 and 2006 Internal Revenue Service examination, partially offset by the R&E Tax Credit expiring on December 31, 2009.
     Segments. The following table shows comparable segment operating income before unallocated corporate expenses for the three months ended April 1, 2010 compared to the three months ended April 2, 2009:

	Three Months Ended	Three Months Ended
	April 1, 2010	April 2, 2009
	($ in millions)
Segment Revenues
Fuselage Systems	$516.2	$430.5
Propulsion Systems	274.4	227.4
Wing Systems	248.9	220.9
All Other	3.8	8.6

	$1,043.3	$887.4

Segment Operating Income
Fuselage Systems	$75.9	$74.9
Propulsion Systems	33.6	38.7
Wing Systems	18.9	19.5
All Other	0.3	0.4

	128.7	133.5
Unallocated corporate SG&A	(35.0)	(35.5)
Unallocated research and development	(0.7)	(0.2)

Total operating income	$93.0	$97.8

     Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 26%, 24% and less than 1% respectively, of our net revenues for the three months ended April 1, 2010. Net revenues attributable to Airbus are recorded in the Wing Systems segment. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 59%, 26%, 14% and 1%, respectively, of our segment operating income before unallocated corporate expenses for the three months ended April 1, 2010.
     Fuselage Systems. Fuselage Systems segment net revenues for the first quarter of 2010 were $516.2 million, an increase of $85.7 million, or 20%, as compared to the same period in the prior year. This reflects an increase in deliveries for the B737 and B787 programs as compared to the same period in the prior year. Fuselage Systems posted segment operating margins of 15% for the first three months of 2010, down from 17% in the same period of 2009, due to lower overall margins on follow-on production blocks, volume-based pricing adjustments due to lower volume in 2009 and an unfavorable cumulative catch-up adjustment of $4.6 million primarily related to a $5.2 million unfavorable cumulative catch-up adjustment on our Sikorsky CH-53K contract to meet Critical Design Review in 2010, as compared with an unfavorable cumulative catch-up adjustment of $1.5 million in the same period in 2009.
     Propulsion Systems. Propulsion Systems segment net revenues for the first three months of 2010 were $274.4 million, an increase of $47.0 million, or 21%, as compared to the same period in the prior year. This reflects an increase in deliveries for the B737 and B787 programs as compared to the same period in the prior year. Propulsion Systems posted segment operating margins of 12% for the first three months of 2010 as compared to 17% for the same period of 2009, due to lower overall margins on follow-on production blocks and volume-based pricing adjustments due to lower volume in 2009 which were partially offset by having no cumulative catch-up adjustments in the first quarter of 2010 as compared with an unfavorable cumulative catch-up adjustment of $2.8 million in the same period in 2009.
     Wing Systems. Wing Systems segment net revenues for the first three months of 2010 were $248.9 million, an increase of $28.0 million, or 13%, as compared to the same period in the prior year. This reflects an increase in deliveries for the B737 and B787 programs and increased revenues related to engineering and development work on our new programs. Wing Systems posted segment operating margins of 8% for the first three months of 2010, compared to 9% in the same period of 2009, due to lower margins on follow-on production blocks and volume based pricing adjustments due to lower volume in 2009 which were partially offset by a smaller unfavorable cumulative catch-up adjustment of $3.6 million realized during the first quarter of 2010 as compared to an unfavorable cumulative catch-up adjustment of $4.0 million realized during the first quarter of 2009. The unfavorable cumulative catch-up adjustment in the first quarter of 2010 was primarily a result of the decision to exit the Hawker Beechcraft 850XP contract which resulted in a $5.2 million unfavorable cumulative catch-up adjustment.
     All Other. All Other net revenues consist of sundry sales and miscellaneous services, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. All Other segment net revenues for the first three months of 2010 were $3.8 million, a decrease of $4.8 million, or 56%, as compared to the same period in the prior year. The decrease in net revenues in the first three months of 2010, compared to the first three months of 2009, was driven primarily by a decrease in third party tooling sales. The All Other segment recorded operating margins of 8% for the first three months of 2010, compared to 5% in the same period of 2009.
Cash Flow
Three Months Ended April 1, 2010 Compared to Three Months Ended April 2, 2009
     Operating Activities. For the three months ended April 1, 2010, we had a net cash outflow of $110.2 million from operating activities, an improvement of $38.9 million, compared to a net cash outflow of $149.1 million for the same period in the prior year. The improvement in cash used in operations in 2010 was primarily due to favorable changes in working capital as compared with the first quarter of 2009. This improvement was the result of the slowing of new program inventory growth and favorable accounts receivable performance in the first quarter of 2010. The improvement was offset by an unfavorable change in accounts payable between years due to a one-time $134.2 million benefit in the first quarter of 2009 caused primarily by a change in our accounts payable systems and payment terms which was not repeated in 2010. Our overall trend of inventory growth is driven primarily by our contractually required investments in new programs which include the Boeing B787, Gulfstream G250 and G650, Airbus A350 XWB, Sikorsky CH-53K and Rolls Royce BR725 programs. The contracts for these new programs accounted for an increase in inventory in the first quarter of 2010 of $114.2 million as compared to $131.1 million in the first quarter of 2009. We expect these programs will continue to drive inventory growth in 2010 as we incur additional up-front costs and produce initial units, which traditionally have a higher cost. The remaining Boeing and Airbus programs contributed only $13.9 million to the increase in inventory in the first quarter of 2010 as compared with $93.0 million for these contracts in the same period of 2009. In the first quarter of 2010, inventory balances decreased $48.8 million on remaining programs, including non-program specific inventory, as compared to an increase in inventory balances of $12.3 million for the same period in the prior year.
     As a component of the increase in inventory, the amount related to the B787 program increased by $45.7 million in the first quarter of 2010 compared to an increase of $33.6 million in the first quarter of 2009. Deferred production balances increased by $89.2 million in 2010 compared to $61.5 million in 2009 as a result of delivery of five B787 ship sets in 2010 as compared to three in 2009 and the decreasing manufacturing cost per unit. Deferred production costs represent the deferral of excess-over-average costs over the production block. The revenue we recognized upon delivery of B787 ship sets in both the first quarter of 2010 and 2009 did not result in cash receipts, resulting instead in the liquidation of customer advances. This will continue until cash payments for the B787 units resume, prior to the delivery of the 50th unit. Additionally, increases in inventory related to the B787 will continue to consume incremental amounts of cash until the cost to build a ship set falls below the ship set price recognized at delivery.
     Investing Activities. For the three months ended April 1, 2010, we had a net cash outflow of $70.0 million from investing activities, an increase of $44.7 million, as compared to a net cash outflow of $25.3 million for the same period in the prior year. The primary driver in the increased use of cash between periods was the final payment of the long-term receivable from Boeing in December 2009, which resulted in a cash benefit of $28.8 million in the first quarter of 2009 with no corresponding benefit in the first quarter of 2010. During the first three months of 2010, we invested $69.2 million in property, plant and equipment, software and program tooling, which was $14.8 million higher than during the same period in the prior year, as we continue to invest in the set-up of our facility in North Carolina.
     Financing Activities. For the three months ended April 1, 2010, we had a net cash outflow of $2.0 million from financing activities, a decrease of $75.6 million, compared to a net cash inflow of $73.6 million for the same period in the prior year. During the first three months of 2010, we had no activity on our revolving credit facility as compared with a net amount of $75 million borrowed in the first quarter of 2009. Principal debt payments were comparable year-over-year.
Liquidity and Capital Resources
     Liquidity, or access to cash, is an important factor in determining our financial stability. The primary sources of our liquidity include cash from operations, which may include advance payments and payments from customers, as well as governmental grants, borrowing capacity through our credit facilities and proceeds of our bond issuance. Our liquidity requirements and working capital needs depend on a number of factors, including delivery rates and payment terms under our contracts, the level of research and development expenditures related to new programs, capital expenditures, growth and contractions in the business cycle, contributions to our union-sponsored benefit plans and interest and debt payments. During the quarter ended April 1, 2010, we had a net cash outflow of $110.2 million from operating activities.
     Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. This is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current levels of operations and absent any disruptive events, including, but not limited to unplanned nonrecurring costs, management believes that internally generated funds, advance payments and payments from customers, government grants and borrowings available under our revolving credit facility should provide sufficient resources to finance our operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we cannot generate sufficient cash flow, we may need to refinance all or a portion of our indebtedness on or before maturity. Also, to the extent we accelerate our growth plans, consummate acquisitions or have lower than anticipated sales or increases in expenses, we may need to raise additional capital. In particular, increased working capital needs occur whenever we consummate acquisitions, invest in new product development or experience increased demand for our products. We cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all.
     We ended the first quarter of 2010 with cash and cash equivalents of $186.6 million, a decrease of $182.4 million, compared to cash and cash equivalents of $369.0 million at December 31, 2009. We maintain bank accounts with highly rated financial institutions and our cash investments have had no direct exposure to any sub-prime asset classes.
     In connection with the Boeing Acquisition, the Company executed a credit agreement that consisted of a senior secured term loan used to fund the acquisition and pay all related fees and expenses associated with the acquisition and the credit agreement, and a senior secured revolving credit facility. As of April 1, 2010, the outstanding balance of the term loan was $570.6 million. Our revolving credit facility is a significant source of liquidity for our business. The current facility has a borrowing capacity of $729.0 million, of which $320.2 million has a maturity date of June 30, 2010. The maturity date with respect to the remaining $408.8 million of the revolver is June 30, 2012. As of April 1, 2010, Spirit had no outstanding borrowings under the revolving credit facility. As of April 1, 2010, there were $19.0 million of letters of credit outstanding. The entire asset classes of Spirit, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility. As of April 1, 2010, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement.
     On September 30, 2009, Spirit issued $300.0 million of its 7 1/2% Senior Notes due October 1, 2017 (the “Notes”), with interest payable on April 1 and October 1 of each year, beginning April 1, 2010. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the Notes was $293.7 million as of April 1, 2010.

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
     Our corporate credit ratings at Standard & Poor’s Rating Services and Moody’s Investor Service as of April 1, 2010 were unchanged at BB and Ba3, respectively.
     Our U.S. pension plan remained fully funded at April 1, 2010. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan.
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
     Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:
•	our ability to continue to grow our business and execute our growth strategy, including the timing and execution of new programs;
•	our ability to perform our obligations and manage costs related to our new commercial and business aircraft development programs and the related recurring production;
•	potential reduction in the build rates of certain Boeing aircraft including, but not limited to, the B737 program, the B747 program, the B767 program and the B777 program, and build rates of the Airbus A320 and A380 programs, which could be negatively impacted by continuing weakness in the global economy and economic challenges facing commercial airlines, and by a lack of business and consumer confidence and the impact of any instability in the global financial and credit markets, including, but not limited to, sovereign debt concerns in Europe;
•	the inability to resolve significant claims with Boeing related to non-recurring and recurring costs on the B787 program;
•	declining business jet manufacturing rates and customer cancellations or deferrals as a result of the weakened global economy;
•	the success and timely execution of key milestones such as certification and delivery of Boeing’s new B787 and Airbus’ new A350 XWB (Xtra Wide-Body) aircraft programs, including receipt of necessary regulatory approvals and customer adherence to their announced schedules;
•	our ability to enter into supply arrangements with additional customers and the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing and Airbus, our two major customers, and other customers and the risk of nonpayment by such customers;
•	any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals or reduced orders by their customers or from labor disputes or acts of terrorism;
•	any adverse impact on the demand for air travel or our operations from the outbreak of diseases such as the influenza outbreak caused by the H1N1 virus, avian influenza, severe acute respiratory syndrome or other epidemic or pandemic outbreaks;
•	returns on pension plan assets and impact of future discount rate changes on pension obligations;
•	our ability to borrow additional funds or refinance debt;
•	competition from original equipment manufacturers and other aerostructures suppliers;
•	the effect of governmental laws, such as U.S. export control laws, the Foreign Corrupt Practices Act, environmental laws and agency regulations, both in the U.S. and abroad;
•	the cost and availability of raw materials and purchased components;
•	our ability to successfully extend or renegotiate our primary collective bargaining contracts with our labor unions;
•	our ability to recruit and retain highly skilled employees and our relationships with the unions representing many of our employees;

•	spending by the U.S. and other governments on defense;
•	the possibility that our cash flows and borrowing facilities may not be adequate for our additional capital needs or for payment of interest on and principal of our indebtedness;
•	our exposure under our revolving credit facility to higher interest payments should interest rates increase substantially;
•	the outcome or impact of ongoing or future litigation and regulatory actions; and
•	our exposure to potential product liability and warranty claims.
     These factors are not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the section captioned “Risk Factors” in our 2009 Form 10-K for a more complete discussion of these and other factors that may affect our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in commodity pricing, interest rates, and foreign currency exchange rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, in our 2009 Form 10-K, which could materially affect our business, financial condition or results of operations. There have been no material changes to our market risk since the filing of our 2009 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of April 1, 2010, and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the first quarter of 2010.
PART II- OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding any recent material developments relating to our legal proceedings since the filing of our 2009 Form 10-K is included in Note 17 to our condensed consolidated financial statements included in Part I of this Quarterly Report on Form 10-Q and is incorporated herein by reference.
Item 1A. Risk Factors
     In addition to other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A, “Risk Factors”, in our 2009 Form 10-K, which could materially affect our business, financial condition or results of operations. There have been no material changes to the Company’s risk factors previously disclosed in our 2009 Form 10-K.
Item 5. Other Information
Departure of Officer
     On April 30, 2010, Jonathan A. Greenberg, our Senior Vice President, General Counsel and Secretary notified us that he will resign from such positions effective May 28, 2010 to pursue other interests. A successor will be named at a later date.

Item 6. Exhibits

Article I. Exhibit
Number	Section 1.01 Exhibit
3.1	Third Amended and Restated By-Laws of Spirit AeroSystems Holdings, Inc. (1)

10.1*†	Amendment to the Spirit AeroSystems Holdings, Inc. Amended and Restated Executive Incentive Plan.

10.2†	Employment Agreement between Spirit AeroSystems, Inc. and Philip D. Anderson, dated February 12, 2010. (2)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

*	Filed herewith

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-33160), filed with the SEC on May 3, 2010, Exhibit 3.1

(2)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-33160), filed with the SEC on February 17, 2010, Exhibit 10.1

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Philip D. Anderson Philip D. Anderson	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	May 6, 2010