Form 10-Q
period 2010-07-01
Spirit AeroSystems Holdings, Inc.
filed 2010-08-06
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of August 2, 2010, the registrant had outstanding 106,867,704 shares of class A common stock, $0.01 par value per share and 35,429,705 shares of class B common stock, $0.01 par value per share.

Page
PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk	47
Item 4. Controls and Procedures	47
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	47
Item 1A. Risk Factors	47
Item 6. Exhibits	48

Signatures	49
EXMPLOYMENT AGREEMENT - MICHELLE RUSSELL
CERTIFICATION OF CEO PURSUANT TO SECTION 302
CERTIFICATION OF CFO PURSUANT TO SECTION 302
CERTIFICATION OF CEO PURSUANT TO SECTION 906
CERTIFICATION OF CFO PURSUANT TO SECTION 906
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	July 1, 2010	July 2, 2009	July 1, 2010	July 2, 2009
	($ in millions, except per share data)
Net revenues	$1,056.0	$1,059.6	$2,099.3	$1,947.0
Operating costs and expenses
Cost of sales	919.6	1,021.6	1,820.7	1,758.9
Selling, general and administrative	38.1	34.7	77.4	73.1
Research and development	12.6	13.7	22.5	27.6

Total operating costs and expenses	970.3	1,070.0	1,920.6	1,859.6
Operating income (loss)	85.7	(10.4)	178.7	87.4
Interest expense and financing fee amortization	(13.8)	(9.8)	(27.8)	(18.9)
Interest income	0.1	2.0	0.2	4.6
Other income (expense), net	2.7	4.2	(2.8)	5.7

Income (loss) before income taxes and equity in net loss of affiliates	74.7	(14.0)	148.3	78.8
Income tax benefit (provision)	(19.6)	5.8	(37.4)	(24.4)

Income (loss) before equity in net loss of affiliates	55.1	(8.2)	110.9	54.4
Equity in net loss of affiliates	—	(0.1)	(0.3)	—

Net income (loss)	$55.1	$(8.3)	$110.6	$54.4

Earnings (loss) per share
Basic	$0.40	$(0.06)	$0.80	$0.39
Diluted	$0.39	$(0.06)	$0.79	$0.39
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	July 1,	December 31,
	2010	2009
	($ in millions)
Current assets
Cash and cash equivalents	$117.6	$369.0
Accounts receivable, net	270.1	160.4
Inventory, net	2,375.3	2,206.9
Deferred tax asset-current	55.0	55.8
Other current assets	36.7	60.8

Total current assets	2,854.7	2,852.9
Property, plant and equipment, net	1,357.0	1,279.3
Pension assets	182.6	171.2
Deferred tax asset-non-current	86.4	95.8
Other assets	62.3	74.6

Total assets	$4,543.0	$4,473.8

Current liabilities
Accounts payable	$473.5	$441.3
Accrued expenses	176.4	165.5
Current portion of long-term debt	6.7	9.1
Advance payments, short-term	219.4	237.4
Deferred revenue, short-term	95.6	107.1
Other current liabilities	20.7	21.8

Total current liabilities	992.3	982.2
Long-term debt	886.5	884.7
Advance payments, long-term	671.1	727.5
Deferred revenue and other deferred credits	40.3	46.0
Pension/OPEB obligation	66.1	62.6
Deferred grant income liability	134.7	129.3
Other liabilities	52.2	67.7
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 105,993,873 and 105,064,561 shares issued, respectively	1.1	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 35,221,084 and 35,669,740 shares issued, respectively	0.4	0.4
Additional paid-in capital	974.4	949.8
Accumulated other comprehensive loss	(69.0)	(59.7)
Retained earnings	792.4	681.8

Total shareholders’ equity	1,699.3	1,573.3
Noncontrolling interest	0.5	0.5

Total equity	1,699.8	1,573.8

Total liabilities and equity	$4,543.0	$4,473.8

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	July 1, 2010	July 2, 2009
	($ in millions)
Operating activities
Net income	$110.6	$54.4
Adjustments to reconcile net income to net cash (used in) operating activities
Depreciation expense	55.2	62.2
Amortization expense	2.1	2.0
Amortization of deferred financing fees	4.3	2.7
Accretion of long-term receivable	—	(4.5)
Employee stock compensation expense	21.6	6.0
Excess tax benefit of share-based payment arrangements	(3.1)	—
(Gain) loss from foreign currency transactions	6.7	(4.7)
(Gain) on disposition of assets	(0.1)	—
Deferred tax	7.9	(4.6)
Long-term tax benefit	(17.5)	—
Pension and other post retirement benefits, net	(5.7)	1.0
Grant income	(0.6)	(0.5)
Equity in net loss of affiliates	0.3	—
Changes in assets and liabilities
Accounts receivable	(119.5)	(109.4)
Inventory, net	(172.2)	(203.0)
Accounts payable and accrued liabilities	50.2	109.2
Advance payments	(74.4)	(43.7)
Deferred revenue and other deferred credits	(14.8)	(45.7)
Income taxes receivable/payable	26.4	(37.6)
Other	5.3	0.2

Net cash (used in) operating activities	(117.3)	(216.0)

Investing activities
Purchase of property, plant and equipment	(130.6)	(106.7)
Long-term receivable	—	57.7
Other	(0.7)	0.7

Net cash (used in) investing activities	(131.3)	(48.3)

Financing activities
Proceeds from revolving credit facility	—	250.0
Payments on revolving credit facility	—	(100.0)
Principal payments of debt	(5.9)	(3.9)
Proceeds from government grants	—	0.6
Debt issuance and financing costs	—	(10.2)
Excess tax benefit of share-based payment arrangements	3.1	—

Net cash provided by (used in) financing activities	(2.8)	136.5

Effect of exchange rate changes on cash and cash equivalents	—	0.2

Net (decrease) in cash and cash equivalents for the period	(251.4)	(127.6)
Cash and cash equivalents, beginning of period	369.0	216.5

Cash and cash equivalents, end of period	$117.6	$88.9

Supplemental information
Property acquired through capital leases	$5.4	$1.9
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
1. Organization and Basis of Interim Presentation
     Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). Onex Corporation (“Onex”) of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, a division of the European Aeronautic Defense and Space NV (“Airbus”), Boeing and Hawker Beechcraft Corporation. Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit’s incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines, and Continental Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; and Subang, Malaysia, which produces composite panels for wing components. In July 2010, the Company opened its new 500,000 square-foot manufacturing facility in Kinston, North Carolina, which is designed to initially produce components for the Airbus A350 XWB aircraft. An assembly plant is being constructed for the A350 XWB (Xtra Wide-Body) aircraft in Saint-Nazaire, France, and is expected to be operational by the third quarter of 2010.
     The Company is the majority participant in the Kansas Industrial Energy Supply Company (“KIESC”), a tenancy-in-common with other Wichita companies established to purchase natural gas.
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
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended July 1, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2010 presentation. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010.

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
     In January 2010, FASB issued Accounting Standards Update No. 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification, which expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. The guidance in this update is effective for periods beginning in the first interim or annual reporting period ending on or after December 15, 2009 and thus was effective for the Company’s first quarter reporting in 2010. Adoption of FASB ASU 2010-02 did not have a material impact on the Company’s consolidated financial statements.
     In December 2009, FASB issued Accounting Standards Update No. 2009-17, Consolidation (Topic 810) — Improvements to Financial Reporting by Enterprises with Variable Interest Entities to incorporate the changes made by FASB Statement No. 167 into the FASB Codification. The guidance in this update is effective for periods beginning after November 15, 2009 and thus was effective for the Company’s first quarter reporting in 2010. Adoption of FASB ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.
3. Accounts Receivable
     Accounts receivable, net consists of the following:

	July 1,	December 31,
	2010	2009
Trade receivables	$261.5	$151.7
Other	8.6	8.8

Total	270.1	160.5
Less: allowance for doubtful accounts	—	(0.1)

Accounts receivable, net	$270.1	$160.4

4. Inventory
     Inventories are summarized as follows:

	July 1,	December 31,
	2010	2009
Raw materials	$187.7	$209.1
Work-in-process	1,685.7	1,526.0
Finished goods	34.6	30.8

Product inventory	1,908.0	1,765.9
Capitalized pre-production	467.3	441.0

Total inventory, net	$2,375.3	$2,206.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     Inventories are summarized by platform as follows:

	July 1,	December 31,
	2010	2009
B737	$286.1	$298.4
B747(1)	185.9	140.6
B767	19.0	18.5
B777	135.2	146.3
B787(2)	1,013.6	896.3
Airbus — All platforms	124.9	129.9
Gulfstream(3)	449.2	365.8
Rolls-Royce	63.3	55.5
Cessna Citation Columbus(4)	22.7	23.0
Aftermarket	30.2	29.3
Other in-process inventory related to long-term contracts and other programs(5)	45.2	103.3

Total inventory	$2,375.3	$2,206.9

(1)	B747 inventory includes $20.7 and $11.3 in non-recurring production costs at July 1, 2010 and December 31, 2009, respectively, related to the B747-8 program.

(2)	B787 inventory includes $225.6 and $230.7 in capitalized pre-production costs at July 1, 2010 and December 31, 2009, respectively.

(3)	Gulfstream inventory includes $241.7 and $210.3 in capitalized pre-production costs at July 1, 2010 and December 31, 2009, respectively.

(4)	Includes non-recurring costs incurred on the Cessna Citation Columbus program that was terminated in July 2009 and which are subject to our termination claim.

(5)	Includes non-program specific inventoriable cost accruals and miscellaneous other work-in-process.
     Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically recovered over a certain number of ship set deliveries and the Company believes these amounts will be fully recovered.
     The following is a roll forward of the capitalized pre-production included in the inventory balance at July 1, 2010:

Balance, December 31, 2009	$441.0
Charges to costs and expenses	(6.1)
Capitalized costs	32.4
Exchange rate	—

Total capitalized pre-production, July 1, 2010	$467.3

     At July 1, 2010, work-in-process inventory included $615.8 of deferred production costs, which is comprised of $560.8 related to the B787, $75.7 on certain other contracts for the excess of production costs over the estimated average cost per ship set, and $(20.7) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks. These balances were $457.4, including $412.9 related to the B787 and $50.5 for certain other contracts, and $(6.0) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated cost per ship set for units delivered under the current production blocks, respectively, at December 31, 2009. Recovery of excess over average deferred production costs is dependent on the number of ship sets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts will be fully recovered.
     Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     The following is a roll forward of the deferred production included in the inventory balance at July 1, 2010:

Balance, December 31, 2009	$457.4
Charges to costs and expenses	(77.2)
Capitalized costs (1)	237.8
Exchange rate	(2.2)

Total deferred production, July 1, 2010	$615.8

(1)	Approximately $148.0 of deferred production is related to deliveries of nine B787 ship sets during the first half of 2010.
     The following is a roll forward of the inventory obsolescence and surplus reserve included in the inventory balance at July 1, 2010:

Balance, December 31, 2009	$15.1
Charges to costs and expenses	7.0
Write-offs, net of recoveries	(3.8)
Exchange rate	(0.1)

Total inventory obsolescence and surplus reserve, July 1, 2010	$18.2

5. Property, Plant and Equipment
     Property, plant and equipment, net consists of the following:

	July 1,	December 31,
	2010	2009
Land	$16.7	$17.7
Buildings (including improvements)	379.3	258.1
Machinery and equipment	550.2	503.4
Tooling	499.6	488.5
Capitalized software	122.0	121.4
Construction in progress	268.4	316.3

Total	1,836.2	1,705.4
Less: accumulated depreciation	(479.2)	(426.1)

Property, plant and equipment, net	$1,357.0	$1,279.3

     In January 2010, we adopted a change in accounting estimate which extended the useful lives of certain assets. The effect of this change was a decrease in depreciation charges to inventory of $6.2 for the six month period ended July 1, 2010, which will eventually flow through cost of sales following the process for contract accounting.
     Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $2.9 and $0.7 for the three months ended July 1, 2010 and July 2, 2009, respectively, and $5.5 and $2.5 for the six months ended July 1, 2010 and July 2, 2009, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized $24.5 and $23.9 of repair and maintenance expense for the three months ended July 1, 2010 and July 2, 2009, respectively, and $45.1 and $44.2 for the six months ended July 1, 2010 and July 2, 2009, respectively.
     We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal use software. Depreciation expense related to capitalized software was $4.1 and $3.5 for the three months ended July 1, 2010 and July 2, 2009, respectively, and $7.9 and $7.3 for the six months ended July 1, 2010 and July 2, 2009, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
6. Other Assets
     Other assets are summarized as follows:

	July 1,	December 31,
	2010	2009
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	25.9	28.1

Total intangible assets	37.6	39.8
Less: Accumulated amortization-patents	(0.8)	(0.7)
Accumulated amortization-favorable leasehold interest	(3.3)	(3.1)
Accumulated amortization-customer relationships	(13.8)	(13.2)

Intangible assets, net	19.7	22.8

Deferred financing costs, net	21.0	25.0
Fair value of derivative instruments	1.4	1.2
Goodwill — Europe	2.8	3.0
Equity in net assets of affiliates	4.3	3.9
Other	13.1	18.7

Total	$62.3	$74.6

     Deferred financing costs are recorded net of $25.5 and $21.4 of accumulated amortization at July 1, 2010 and December 31, 2009, respectively. In 2009, the Company incurred $10.2 of additional deferred financing costs in connection with the amendment to its revolving credit facility and $7.2 of additional deferred financing costs in connection with the issuance and registration of its long-term bonds.
     The Company recognized $1.0 and $1.1 of amortization expense of intangibles for the three months ended July 1, 2010 and July 2, 2009, respectively, and $2.0 for each of the six month periods ended July 1, 2010 and July 2, 2009.
     The following is a roll forward of the carrying amount of goodwill at July 1, 2010:

Balance, December 31, 2009	$3.0
Goodwill acquired	—
Exchange rate	(0.2)

Total goodwill, July 1, 2010	$2.8

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     Advance payments and deferred revenue/credits are summarized by platform as follows:

	July 1,	December 31,
	2010	2009
B737	$45.7	$59.8
B747	2.8	3.0
B787	845.0	924.3
Airbus — All platforms	70.6	66.8
Gulfstream	45.6	42.5
Other	16.7	21.6

Total advance payments and deferred revenue/credits	$1,026.4	$1,118.0

8. Government Grants
     As part of our site construction projects in Kinston, North Carolina and Subang, Malaysia, we have the benefit of grants related to government funding of a portion of these buildings and other specific capital assets. Due to the terms of the lease agreements, we are deemed to own the construction projects. During the construction phase of the facilities, as amounts eligible under the terms of the grants are expended, we will record that spending as property, plant and equipment (construction-in-progress) and deferred grant income liability (less the present value of any future minimum lease payments). Upon completion of the facilities, the deferred grant income will be amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, will be amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income will be amortized over a ten-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income will be amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of July 1, 2010, we recorded $134.7 within property, plant and equipment and deferred grant income liability related to the use of grant funds in North Carolina and Malaysia. Of this amount, $134.4 in property, plant and equipment represents transactions where funds have been paid directly to contractors by an agency of the Malaysian Government in the case of Malaysia, and by the escrow agent in North Carolina, so they are not reflected on the Condensed Consolidated Statements of Cash Flows.
     Deferred grant income liability, net consists of the following:

	July 1,	December 31,
	2010	2009
Beginning Balance	$129.3	$38.8
Grant liability recorded	8.9	89.2
Grant income recognized	(0.6)	(1.9)
Exchange rate	(2.9)	3.2

Total deferred grant income liability	$134.7	$129.3

     The asset related to the deferred grant income, net consists of the following:

	July 1,	December 31,
	2010	2009
Beginning Balance	$129.3	$38.8
Amount paid by Spirit (reimbursed by third parties)	—	0.7
Amount paid by agency/escrow agent	8.9	88.5
Depreciation offset to amortization of grant income	(0.6)	(1.9)
Exchange rate	(2.9)	3.2

Total asset value related to deferred grant income	$134.7	$129.3

9. Derivative and Hedging Activities
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
     The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of July 1, 2010 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.
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
Interest Rate Swaps
     As required under our senior secured credit facility (see Note 11), we enter into floating-to-fixed interest rate swap agreements periodically. As of July 1, 2010, the interest swap agreements had notional amounts totaling $500.0.

				Term B	Fair Value,
		Variable	Fixed	Fixed	July 1,
Notional Amount	Expires	Rate	Rate(1)	Rate(2)	2010
$100	July 2010	LIBOR	4.37%	6.12%	$(1.0)
$100	July 2011	LIBOR	4.27%	6.02%	$(4.5)
$300	July 2011	LIBOR	3.23%	4.98%	$(9.5)

				Total	$(15.0)

(1)	The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2)	The effective Term B fixed interest rate represents the fixed rate of the derivative instrument plus the 175 basis point margin above the variable LIBOR borrowing rate we pay on the Term B loan.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     The purpose of entering into these swaps was to reduce the Company’s exposure to variable interest rates. The interest rate swaps settle on a quarterly basis when interest payments are made. These settlements occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of $(15.0) and $(20.3) at July 1, 2010 and December 31, 2009, respectively.
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
     We use foreign currency hedge contracts to reduce our exposure to currency exchange rate fluctuations. The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. The hedges are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. Gains and losses from these cash flow hedges are recorded to other comprehensive income until the underlying transaction for which the hedge was placed occurs and then the value in other comprehensive income is reclassified to earnings. In the second quarter of 2010, we entered into new hedging contracts to hedge the U.S. dollar revenue from certain customers. The fair value of the forward contracts was a net liability of $(3.7) and $(1.8) as of July 1, 2010 and December 31, 2009, respectively.
Notional Amount

	July 1, 2010		December 31, 2009
		Foreign		Foreign
	USD	Currency	USD	Currency
Year	Buy/(Sell)(1)	Buy/(Sell)(1)	Buy/(Sell)(1)	Buy/(Sell)(1)
2010	$(33.4)	£21.0	$(37.8)	£22.8
2011	(23.3)	14.4	(16.7)	10.0
2012-2013	(9.0)	5.5	(2.8)	1.6

	$(65.7)	£40.9	$(57.3)	£34.4

(1)	Includes foreign currency hedge contracts for 2010 through 2013 novated to Spirit Europe as a result of the acquisition of BAE Aerostructures on April 1, 2006 (buy $0.3/sell £0.4), which had no underlying contractual transactions at the inception date of the contracts and, therefore, are classified as net debt securities which are not subject to hedge accounting. The mark-to-market values of these net debt securities are recorded through the Consolidated Statement of Operations on a monthly basis in accordance with FASB authoritative guidance on investments — debt and equity securities disclosures.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     The following table summarizes the Company’s fair value of outstanding derivatives at July 1, 2010 and December 31, 2009:

	Fair Values of Derivative Instruments
	Other Asset Derivatives		Other Liability Derivatives
	July 1, 2010	December 31, 2009	July 1, 2010	December 31, 2009
Derivatives designated as hedging instruments
Interest rate swaps
Current	$—	$—	$14.2	$16.9
Non-current	—	—	0.8	3.4
Foreign currency hedge contracts
Current	—	—	2.3	0.9
Non-current	—	—	1.1	0.6

Total derivatives designated as hedging instruments	—	—	18.4	21.8

Derivatives not designated as hedging instruments
Foreign currency hedge contracts
Current	0.8	0.4	0.8	0.5
Non-current	1.3	1.2	1.6	1.4

Total derivatives not designated as hedging instruments	2.1	1.6	2.4	1.9

Total derivatives	$2.1	$1.6	$20.8	$23.7

     The impact on other comprehensive income (OCI) and earnings from cash flow hedges for the three months ended July 1, 2010 and July 2, 2009 was as follows:

						Location of
						Loss
			Location of			Recognized in	Amount of Loss
			Loss	Amount of Loss		Income on	Recognized in Income on
	Amount of Loss		Reclassified	Reclassified from		Derivative	Derivative (Ineffective
	Recognized in OCI, net of		from	Accumulated OCI into		(Ineffective	Portion and Amount
	tax, on Derivative		Accumulated	Income		Portion and	Excluded from
	(Effective Portion)		OCI into	(Effective Portion)		Amount	Effectiveness Testing)
Derivatives in	For the Three Months Ended		Income	For the Three Months Ended		Excluded from	For the Three Months Ended
Cash Flow Hedging	July 1,	July 2,	(Effective	July 1,	July 2,	Effectiveness	July 1,	July 2,
Relationships	2010	2009	Portion)	2010	2009	Testing)	2010	2009
Interest rate swaps	$(0.4)	$(1.3)	Interest expense	$4.2	$4.0	Other (income)/ expense	$—	$—
Foreign currency hedge contracts	(0.6)	(0.2)	Sales/Revenue	0.5	1.8	Other (income)/ expense	—	0.1

Total	$(1.0)	$(1.5)		$4.7	$5.8		$—	$0.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     The impact on OCI and earnings from cash flow hedges for the six months ended July 1, 2010 and July 2, 2009 was as follows:

						Location of
						Loss
			Location of			Recognized in	Amount of Loss
			Loss	Amount of Loss		Income on	Recognized in Income on
	Amount of Loss		Reclassified	Reclassified from		Derivative	Derivative (Ineffective
	Recognized in OCI, net of		from	Accumulated OCI into		(Ineffective	Portion and Amount
	tax, on Derivative		Accumulated	Income		Portion and	Excluded from
	(Effective Portion)		OCI into	(Effective Portion)		Amount	Effectiveness Testing)
Derivatives in	For the Six Months Ended		Income	For the Six Months Ended		Excluded from	For the Six Months Ended
Cash Flow Hedging	July 1,	July 2,	(Effective	July 1,	July 2,	Effectiveness	July 1,	July 2,
Relationships	2010	2009	Portion)	2010	2009	Testing)	2010	2009
Interest rate swaps	$(2.1)	$(2.7)	Interest expense	$8.5	$7.3	Other (income)/ expense	$—	$—
Foreign currency hedge contracts	(2.5)	—	Sales/Revenue	0.8	3.2	Other (income)/ expense	—	0.1

Total	$(4.6)	$(2.7)		$9.3	$10.5		$—	$0.1

     The impact on earnings from foreign currency hedge contracts that do not qualify as cash flow hedges was not material for the three and six months ended July 1, 2010 and July 2, 2009.
     Gains and losses accumulated in OCI for interest rate swaps are reclassified into earnings as each interest rate period is reset. During the next twelve months, the Company estimates that a loss of $(9.1) will be reclassified from OCI, net of tax, as a charge to earnings from interest rate swaps. Interest rate swaps are placed for a period of time not to exceed the maturity of the Company’s senior secured term loan. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.
     Gains and losses accumulated in OCI for foreign currency hedge contracts are reclassified into earnings as the underlying transactions for which the contracts were entered into are realized. During the next twelve months, the Company estimates that a loss of $(1.6) will be reclassified from OCI, net of tax. None of the gains or losses reclassified to earnings are attributable to the discontinuance of cash flow hedges.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)

	Fair Value Measurements
				At July 1, 2010
				Using
				Quoted Prices in	Significant
	July 1, 2010			Active Markets	Other	Significant
	Total Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Money Market Fund	$64.1	$64.1	$—	$64.1	$—	$—
Interest Rate Swaps	$(15.0)	$—	$(15.0)	$—	$(15.0)	$—
Foreign Currency Hedge Contracts	$(3.7)	$2.1	$(5.8)	$—	$(3.7)	$—

	Fair Value Measurements
				At December 31, 2009
				Using
				Quoted Prices in	Significant
	December 31, 2009			Active Markets	Other	Significant
	Total Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Money Market Fund	$240.0	$240.0	$—	$240.0	$—	$—
Interest Rate Swaps	$(20.3)	$—	$(20.3)	$—	$(20.3)	$—
Foreign Currency Hedge Contracts	$(1.8)	$1.6	$(3.4)	$—	$(1.8)	$—
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

	July 1, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior secured term loan (including current portion)	$569.1	$549.5	$572.0	$549.9
Senior unsecured notes	293.9	296.3	293.6	289.5
Malaysian loan	17.2	16.9	16.3	16.1

	$880.2	$862.7	$881.9	$855.5

11. Long-Term Debt
Credit Agreement
     In connection with the Boeing Acquisition, the Company executed an $875.0 credit agreement that consisted of a $700.0 senior secured term loan used to fund the acquisition and pay all related fees and expenses associated with the acquisition and the credit agreement, and a $175.0 senior secured revolving credit facility. In March 2008, the revolving credit facility was increased to $650.0. In June 2009, the Company entered into amendment No. 2 to its senior secured credit facility, whereby borrowing capacity under the revolving credit facility was increased from $650.0 to $729.0. The maturity date with respect to $408.8 of the revolver was extended to June 30, 2012. The remaining $320.2 of the revolver matured June 30, 2010. Commitment fees associated with the portion of the revolver that was extended to June 30, 2012 increased from a rate of 50 basis points on the undrawn amount to 75 basis points. Commitment fees associated with the undrawn portion of the revolver that terminated on June 30, 2010 were 50 basis points. The applicable margin payable on revolving loans with respect to which the underlying revolving credit commitment has been extended to June 30, 2012 (“Extending Revolving Loans”) has been increased. The applicable margin continues to be determined in accordance with a performance grid based on total leverage ratio and, for Extending Revolving Loans, ranges from 3.00% to 4.00% per annum in the case of LIBOR advances and from 2.00% to 3.00% per annum in the case of alternate

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
base rate advances. At July 1, 2010, the Company’s total leverage ratio was 1.66:1.00 resulting in margins of 3.0% per annum on LIBOR borrowings on Extending Revolving Loans and margins of 2.0% per annum on alternative base rate borrowings on Extending Revolving Loans. The entire asset classes of the Company, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility. As of July 1, 2010 and December 31, 2009, the outstanding balance of the term loan was $569.1 and $572.0, respectively. No amounts were outstanding under the revolving credit facility at either July 1, 2010 or December 31, 2009. As of July 1, 2010, there were $19.0 of letters of credit outstanding.
     The amended credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. The amended credit agreement contains a revised Covenant Leverage Ratio and a new Interest Coverage Ratio. The Covenant Leverage Ratio (as defined in the credit agreement) financial covenant was modified to provide that the maximum Covenant Leverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not exceed 2.5:1 through maturity. The new Interest Coverage Ratio (as defined in the credit agreement) financial covenant was added to provide that the Interest Coverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not be less than 4:1. The Financial Covenant ratios are calculated each quarter in accordance with the credit agreement. Failure to meet these financial covenants would be an event of default under the senior secured credit facility. As of July 1, 2010, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement.
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
     The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Holdings and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. As of July 1, 2010 and December 31, 2009, the outstanding balance of the Notes was $293.9 and $293.6, respectively.
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
     The Indenture contains covenants that limit Spirit’s, Holdings’ and certain of Spirit’s subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) incur additional debt; (ii) pay dividends, redeem stock or make other distributions, (iii) repurchase equity securities, prepay subordinated debt or make certain investments, (iv) make other restricted payments and investments, (v) issue certain disqualified stock and preferred stock, (vi) create liens without granting equal and ratable liens to the holders of the Notes, (vii) enter into sale and leaseback

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
transactions, (viii) merge, consolidate or transfer or dispose of substantially all of their assets, (ix) enter into certain types of transactions with affiliates and (x) sell assets. These covenants are subject to a number of qualifications and limitations. In addition, the Indenture limits Spirit’s, Holdings’ and the guarantor subsidiaries’ ability to engage in businesses other than businesses in which such companies are engaged on the date of issuance of the Notes and related businesses.
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
     On June 30, 2010, the capacity of the revolving credit facility was reduced to $408.8, and availability was further reduced by $19.0 of outstanding letters of credit as of July 1, 2010.
Malaysian Term Loan
     On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD (“Spirit Malaysia”) entered into a Facility Agreement (“Malaysia Facility Agreement”) for a term loan facility of Ringgit Malaysia (RM) 69.2 (approximately USD $20.0) (the “Malaysia Facility”), with EXIM Bank to be used towards partial financing of plant and equipment (including the acquisition of production equipment), materials, inventory and administrative costs associated with the establishment of an aerospace-related composite component assembly plant, plus potential additional work packages in Malaysia at the Malaysia International Aerospace Center in Subang, Selangor, Malaysia (the “Project”). Funds for the Project were available on a drawdown basis over a twenty-four month period from the date of the Malaysia Facility Agreement. As of July 1, 2010, the Company had drawn (RM) 55.7 of the term loan.
     The indebtedness repayment requires quarterly principal installments of RM 3.3 (approximately $1.0) from September 2011 through May 2017, or until the entire loan principal has been repaid.
     Outstanding amounts drawn under the Malaysia Facility are subject to a fixed interest rate of 3.5% per annum, payable quarterly.
France Factory
     On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL (“Spirit France”) entered into a capital lease agreement for €9.0 (approximately $13.1); with BNP Paribas Bank (“BNP”) to be used towards the construction of an aerospace-related component assembly plant in Saint-Nazaire, France (the “Saint-Nazaire Project”). The Company will act as BNP’s construction agent during the construction phase of the Saint-Nazaire Project and lease payments will begin upon completion of construction, which is expected during the third quarter of 2010.
     The capital lease repayment is variable based on the three-month Euribor rate plus 2.2% and is paid quarterly. Payments are expected to be approximately €0.2 (approximately $0.3) quarterly from July 2010 through April 2025 with a residual amount of €0.9 (approximately $1.3) to be paid at the conclusion of the capital lease agreement.
     Outstanding amounts expended by BNP under the capital lease agreement are capitalized as construction-in-progress on the Company’s books with a corresponding amount of construction debt. As of July 1, 2010, the Company has recorded $9.8 in construction debt.
     Total debt shown on the balance sheet is comprised of the following:

	July 1,	December 31,
	2010	2009
Senior secured debt (short and long-term)	$569.1	$572.0
Long-term bond debt	293.9	293.6
Malaysian term loan	17.2	16.3
Present value of capital lease obligations	11.9	10.3
Other	1.1	1.6

Total	$893.2	$893.8

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
12. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three		For the Six
	Months Ended		Months Ended
	July 1,	July 2,	July 1,	July 2,
Components of Net Periodic Pension Income	2010	2009	2010	2009
Service cost	$1.5	$1.5	$3.1	$2.9
Interest cost	10.4	9.7	20.8	19.4
Expected return on plan assets	(16.0)	(13.9)	(31.9)	(27.8)
Amortization of prior service cost	—	—	—	—
Amortization of net (gain)/loss	—	1.9	(0.1)	4.1

Net periodic pension income	$(4.1)	$(0.8)	$(8.1)	$(1.4)

	Other Benefits
	For the Three		For the Six
	Months Ended		Months Ended
	July 1,	July 2,	July 1,	July 2,
Components of Net Periodic Benefit Cost	2010	2009	2010	2009
Service cost	$0.8	$0.7	$1.5	$1.0
Interest cost	1.0	0.7	1.9	1.4
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net (gain)/loss	0.2	—	0.4	—

Net periodic benefit cost	$2.0	$1.4	$3.8	$2.4

Employer Contributions
     We expect to contribute zero dollars to the U.S. qualified pension plan and less than $0.3 to both the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2010. Our projected contributions to the U.K. pension plan for 2010 were $6.9, of which $3.5 was contributed by the end of the second quarter of 2010. We anticipate contributing the additional $3.4 to the U.K. pension plan during the remainder of 2010. The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.
13. Stock Compensation
     The Company has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.
     For the three months ended July 1, 2010, the Company recognized a total of $19.3 of stock compensation expense, net of forfeitures, as compared to $3.2 of stock compensation expense, net of forfeitures, recognized for the three months ended July 2, 2009. Of the total $19.3 of stock compensation expense recorded for the three months ended July 1, 2010, $17.3 was charged directly to cost of sales, $1.8 was recorded as expense in selling, general and administrative expense, and the remaining $0.1 was capitalized in inventory and is recognized through cost of sales consistent with the accounting methods we follow in accordance with FASB authoritative guidance related to revenue recognition for construction-type and production-type contracts. Of the $3.2 of stock compensation expense recorded for the three months ended July 2, 2009, $3.1 was recorded as expense in selling, general and administrative expense while the remaining $0.1 was capitalized in inventory in accordance with the guidance.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     For the six months ended July 1, 2010, the Company recognized a total of $21.6 of stock compensation expense, net of forfeitures, as compared to $6.0 of stock compensation expense, net of forfeitures, recognized for the six months ended July 2, 2009. Of the total $21.6 of stock compensation expense recorded for the three months ended July 1, 2010, $17.3 was charged directly to cost of sales, $4.0 was recorded as expense in selling, general and administrative expense, and the remaining $0.2 was capitalized in inventory and is recognized through cost of sales consistent with the accounting methods we follow in accordance with FASB authoritative guidance related to revenue recognition for construction-type and production-type contracts. Of the $6.0 of stock compensation expense recorded for the six months ended July 2, 2009, $5.8 was recorded as expense in selling, general and administrative expense while the remaining $0.2 was capitalized in inventory in accordance with the guidance.
     In May 2010, 560,882 shares of Class A common stock with a value of $12.1 were granted under the Company’s Long-Term Incentive Plan and will vest annually in three equal installments beginning on the two-year anniversary of the grant date. Also in May 2010, 33,002 shares of Class A common stock with a value of $0.7 were granted under the Company’s Director Stock Plan and will vest on the one-year anniversary of the grant date. In the second quarter of 2010, 56,451 shares of Class A common stock with a value of $0.7 granted under the Company’s Director Stock Plan and 22,754 shares of Class A common stock with a value of $0.7 granted under the Company’s Long-Term Incentive Plan vested.
     In June 2010, 851,250 shares of Class A common stock with a value of $17.3 were granted to members of the International Association of Machinists (IAM) union under the new ten-year labor contract as part of the Company’s Long-Term Incentive Plan. The granted shares immediately vested and the value was charged directly to cost of sales.
     Due to the occurrence during the second quarter of 2010 of the five-year anniversaries of the Executive Incentive Plan grant dates for certain participants in the plan, those participants acquired an interest in the remaining 20% of the shares granted to them under the plan. The total number of additional shares in which an interest was acquired in the second quarter of 2010 was 660,779. The participants have a nonforfeitable interest in those shares; however, as per the plan document, the shares remain restricted until the earlier of a liquidity event or June 16, 2015. Participants do not have the unrestricted rights of stockholders as long as the shares remain restricted.
14. Income Taxes
     The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax assets as of July 1, 2010 and December 31, 2009 were $129.0 and $136.0, respectively.
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
     The 25.2% effective tax rate for the six months ended July 1, 2010 differs from the 31.0% effective tax rate for the same period in 2009 primarily due to settling the 2005 & 2006 Internal Revenue Service examination and increased state income tax credits, partially offset by the U.S. Research Tax Credit (“Research Credit”) expiring on December 31, 2009.
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
     In June 2008, the FASB issued authoritative guidance determining whether instruments granted in shared-based payment transactions are participating securities. Under the FASB guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common shareholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Upon adoption of this standard, the service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for the three and six month periods ended July 1, 2010 and July 2, 2009.
     The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	July 1, 2010			July 2, 2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(in millions)			(in millions)
Basic EPS
Income available to common shareholders	$54.5	137.5	$0.40	$(8.2)	137.2	$(0.06)
Income allocated to participating securities	0.6	1.6		(0.1)	0.8

Net income	$55.1			$(8.3)

Diluted potential common shares		1.3
Diluted EPS
Net income	$55.1	140.4	$0.39	$(8.3)	138.0	$(0.06)

	For the Six Months Ended
	July 1, 2010			July 2, 2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(in millions)			(in millions)
Basic EPS
Income available to common shareholders	$109.4	137.4	$0.80	$54.1	137.1	$0.39
Income allocated to participating securities	1.2	1.5		0.3	0.8

Net income	$110.6			$54.4

Diluted potential common shares		1.7			2.0
Diluted EPS
Net income	$110.6	140.6	$0.79	$54.4	139.9	$0.39
     The balance of outstanding common shares presented in the consolidated statement of shareholders’ equity was 141.2 million and 141.0 million at July 1, 2010 and July 2, 2009, respectively. Included in the outstanding common shares were 3.2 million and 3.6 million of issued but unvested shares at July 1, 2010 and July 2, 2009, respectively, which are excluded from the basic EPS calculation.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
Comprehensive Income
     Components of comprehensive income, net of tax, consist of the following:

	For the Three Months Ended
	July 1, 2010	July 2, 2009
Net income (loss)	$55.1	$(8.3)
Other Comprehensive Income (loss), net of tax
Unrealized gain (loss) on investments

Unrealized gain (loss) on interest rate swaps, net of tax (1)	(0.4)	(1.3)
Pension, SERP, and Retiree Medical adjustments, net of tax (2)	0.2	(1.3)
Unrealized (loss) on foreign currency forward contracts, net of tax (3)	(0.6)	(0.2)
Reclassification of realized (gain) loss on hedging instruments into net income, net of tax (4)	3.0	3.8
Foreign currency translation adjustments	(2.0)	14.6

Total Other Comprehensive Income	$55.3	$7.3

(1)	Net of $0.2 and $0.8 tax benefit for the three months ended July 1, 2010 and July 2, 2009, respectively.

(2)	Net of $0.1 tax expense and $0.5 tax benefit for the three months ended July 1, 2010 and July 2, 2009, respectively.

(3)	Net of $0.2 and $0.1 tax benefit for the three months ended July 1, 2010 and July 2, 2009, respectively.

(4)	Net of $1.7 and $2.0 tax benefit for the three months ended July 1, 2010 and July 2, 2009, respectively.

	For the Six Months Ended
	July 1, 2010	July 2, 2009
Net income	$110.6	$54.4
Other Comprehensive Income (loss), net of tax
Unrealized gain (loss) on investments

Unrealized gain (loss) on interest rate swaps, net of tax (1)	(2.1)	(2.7)
Pension, SERP, and Retiree Medical adjustments, net of tax (2)	0.1	(2.5)
Unrealized gain (loss) on foreign currency forward contracts, net of tax (3)	(2.5)	—
Reclassification of realized (gain) loss on hedging instruments into net income, net of tax (4)	5.9	6.8
Foreign currency translation adjustments	(10.7)	15.0

Total Other Comprehensive Income	$101.3	$71.0

(1)	Net of $1.3 and $1.7 tax benefit for the six months ended July 1, 2010 and July 2, 2009, respectively.

(2)	Net of $0.1 tax expense and $1.5 tax benefit for the six months ended July 1, 2010 and July 2, 2009, respectively.

(3)	Net of $1.2 tax benefit for the six months ended July 1, 2010.

(4)	Net of $3.4 and $3.7 tax benefit for the six months ended July 1, 2010 and July 2, 2009, respectively.
Noncontrolling Interest
     Noncontrolling interest at July 1, 2010 remained unchanged from the prior year at $0.5.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
For the three months ended July 1, 2010 and July 2, 2009, sales to Hawker were $1.2 and $3.3, respectively, and $2.4 and $7.6 for the six months ended July 1, 2010 and July 2, 2009, respectively. Receivables due from Hawker were $2.2 as of July 1, 2010.
     A member of the Holdings’ Board of Directors is also a member of the Board of Directors of Hawker.
     Prior to his departure from the Company in December 2009, a former executive of the Company was a member of the Board of Directors of one of the Company’s suppliers, Precision Castparts Corp. of Portland, Oregon, a manufacturer of complex metal components and products. For the three and six months ended July 2, 2009 the Company purchased $10.5 and $24.0, respectively of products from this supplier.
     A member of Holdings’ Board of Directors served as Chairman, President, and Chief Executive Officer of Aviall, Inc., the parent company of one of our customers, Aviall Services, Inc. and a wholly owned subsidiary of Boeing until his retirement in February 2010. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc. that extends until September 18, 2011 and automatically renews on an annual basis unless terminated by either party. Net revenues under the distribution agreement were $1.1 and $1.6 for the three months ended July 1, 2010 and July 2, 2009, respectively, and $2.0 and $3.3 for the six months ended July 1, 2010 and July 2, 2009, respectively. Receivables due from Aviall were $0.2 as of July 1, 2010.
     The Company paid $0.2 and less than $0.1 to a subsidiary of Onex for services rendered for the three months ended July 1, 2010 and July 2, 2009, respectively, and $0.2 and $0.1 for the six month periods ended July 1, 2010 and July 2, 2009, respectively. Management believes the amounts charged were reasonable in relation to the services provided.
     Boeing owned and operated significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, was providing those systems and support services to Spirit under a Transition Services Agreement. The services covered by the Transition Services Agreement have now been established by the Company, and the agreement has terminated. Under the Transition Services Agreement, the Company incurred fees of zero and $2.0 for services performed for the three months ended July 1, 2010 and July 2, 2009, respectively, and less than $0.1 and $7.5 for the six months ended July 1, 2010 and July 2, 2009, respectively. The amounts owed to Boeing and recorded as accrued liabilities were $0.2 and $11.2 at July 1, 2010 and July 2, 2009, respectively.
     The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $0.3 and $0.5 to the firm for the three month periods ended July 1, 2010 and July 2, 2009, respectively, and $0.6 and $0.9 for the six month periods ended July 1, 2010 and July 2, 2009, respectively.
     An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties. Such fees are not material to Spirit.
17. Commitments, Contingencies and Guarantees
Litigation
     From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at July 1, 2010 or December 31, 2009 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     In December 2005, a lawsuit was filed against Spirit, Onex, and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The Asset Purchase Agreement requires Spirit to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita, which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. On June 30, 2010, the U.S. District Court granted defendants’ dispositive motions, finding that the case should not be allowed to proceed as a class action. The Company intends to continue to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
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
Guarantees
     Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of July 1, 2010 and December 31, 2009, $19.0 and $16.9, respectively, were outstanding in respect of the letters of credit, and $15.8 and $16.1, respectively, were outstanding in respect of these guarantees.
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
     The following is a roll forward of the service warranty balance at July 1, 2010:

Balance, December 31, 2009	$13.1
Charges to costs and expenses	3.5
Exchange rate	(0.3)

Balance, July 1, 2010	$16.3

18. Other Income (Expense), Net
     Other income (expense), net is summarized as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	July 1,	July 2,	July 1,	July 2,
	2010	2009	2010	2009
KDFA bond	$0.9	$0.8	$1.9	$1.7
Rental income	0.2	0.1	0.4	0.1
Foreign currency gains (losses)	1.6	3.3	(5.1)	3.9

Total	$2.7	$4.2	$(2.8)	$5.7

Foreign currency gains (losses) are due to the impact of movement in foreign currency exchange rates on trade and intercompany receivables/ payables and other long-term contractual rights/obligations denominated in a currency other than the entity’s functional currency.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
19. Segment Information
     The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 96% of the Company’s net revenues for the six months ended July 1, 2010 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses and unallocated research and development. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     The following table shows segment information:

	For the Three		For the Six
	Months Ended		Months Ended
	July 1,	July 2,	July 1,	July 2,
	2010	2009	2010	2009
Segment Revenues
Fuselage Systems	$515.2	$541.2	$1,031.4	$971.7
Propulsion Systems	272.0	278.5	546.4	505.9
Wing Systems	266.9	234.7	515.8	455.6
All Other	1.9	5.2	5.7	13.8

	$1,056.0	$1,059.6	$2,099.3	$1,947.0

Segment Operating Income (Loss)
Fuselage Systems	$80.9	$59.3	$156.8	$134.2
Propulsion Systems	33.4	23.2	67.0	61.9
Wing Systems	28.3	(58.8)	47.2	(39.3)
All Other	(2.5)	(2.4)	(2.2)	(2.0)

Business Segment Operating Income	140.1	21.3	268.8	154.8
Unallocated corporate SG&A	(34.7)	(30.7)	(69.7)	(66.2)
Unallocated research and development	(0.8)	(1.0)	(1.5)	(1.2)
Unallocated cost of sales(1)	(18.9)	—	(18.9)	—

Total operating income (loss)	$85.7	$(10.4)	$178.7	$87.4

(1)	Charges in the second quarter of 2010 related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
20. Condensed Consolidating Financial Information
     On September 30, 2009, Spirit completed an offering of $300.0 aggregate principal amount of its 7 1/2% Senior Notes due 2017 (the “Original Notes”). The Original Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons pursuant to Regulation S promulgated under the Securities Act. In connection with the sale of the Original Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the Original Notes party thereto, pursuant to which the Company, Spirit and the Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange (the “Exchange Offer”) the Original Notes for a new issue of substantially identical notes registered under the Securities Act (the “Exchange Notes”, and together with the Original Notes, the “Notes”). On March 29, 2010, Spirit and the Subsidiary Guarantors (as defined below) filed Amendment No. 2 to a registration statement on Form S-4 (as so amended, the “Registration Statement”) with respect to the Exchange Offer and on April 20, 2010, the SEC declared the Registration Statement effective. The Exchange Offer was commenced on April 21, 2010 and was consummated on May 26, 2010. The Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”).
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

Spirit AeroSystems Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended July 1, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Net Revenues	$947.5	$0.3	$128.5	$(20.3)	$1,056.0
Operating costs and expenses	—
Cost of sales	825.1	0.3	114.5	(20.3)	919.6
Selling, general and administrative	32.5	1.4	4.2	—	38.1
Research and development	11.6	—	1.0	—	12.6

Total operating costs and expenses	869.2	1.7	119.7	(20.3)	970.3
Operating income (loss)	78.3	(1.4)	8.8	—	85.7
Interest expense and financing fee amortization	(13.7)	—	(1.0)	0.9	(13.8)
Interest income	1.0	—	—	(0.9)	0.1
Other income (expense), net	0.9	—	1.8	—	2.7

Income (loss) before income taxes and equity in net loss of affiliates	66.5	(1.4)	9.6	—	74.7
Income tax benefit (provision)	(18.4)	0.5	(1.7)	—	(19.6)

Income (loss) before equity in net loss of affiliates	48.1	(0.9)	7.9	—	55.1
Equity in net loss of affiliates	—	—	—	—	—

Net income (loss)	$48.1	$(0.9)	$7.9	$—	$55.1

Spirit AeroSystems Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Three Months Ended July 2, 2009

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Net Revenues	$956.1	$—	$107.3	$(3.8)	$1,059.6
Operating costs and expenses
Cost of sales	929.8	—	96.4	(4.6)	1,021.6
Selling, general and administrative	31.9	—	2.8	—	34.7
Research and development	13.3	—	0.4	—	13.7

Total operating costs and expenses	975.0	—	99.6	(4.6)	1,070.0
Operating income (loss)	(18.9)	—	7.7	0.8	(10.4)
Interest expense and financing fee amortization	(9.6)	—	(0.9)	0.7	(9.8)
Interest income	2.7	—	—	(0.7)	2.0
Other income, net	0.8	—	3.4	—	4.2

Income (loss) before income taxes and equity in net loss of affiliates	(25.0)	—	10.2	0.8	(14.0)
Income tax benefit (provision)	8.1	—	(2.3)	—	5.8

Income (loss) before equity in net loss of affiliates	(16.9)	—	7.9	0.8	(8.2)
Equity in net loss of affiliates	(0.1)	—	—	—	(0.1)

Net income (loss)	$(17.0)	$—	$7.9	$0.8	$(8.3)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended July 1, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Net Revenues	$1,886.2	$0.5	$247.2	$(34.6)	$2,099.3
Operating costs and expenses
Cost of sales	1,631.6	0.5	223.2	(34.6)	1,820.7
Selling, general and administrative	67.5	1.9	8.0	—	77.4
Research and development	21.5	—	1.0	—	22.5

Total operating costs and expenses	1,720.6	2.4	232.2	(34.6)	1,920.6
Operating income (loss)	165.6	(1.9)	15.0	—	178.7
Interest expense and financing fee amortization	(27.5)	—	(2.0)	1.7	(27.8)
Interest income	1.9	—	—	(1.7)	0.2
Other income (expense), net	1.9	—	(4.7)	—	(2.8)

Income (loss) before income taxes and equity in net loss of affiliates	141.9	(1.9)	8.3	—	148.3
Income tax benefit (provision)	(37.2)	0.7	(0.9)	—	(37.4)

Income (loss) before equity in net loss of affiliates	104.7	(1.2)	7.4	—	110.9
Equity in net loss of affiliates	—	—	(0.3)	—	(0.3)

Net income (loss)	$104.7	$(1.2)	$7.1	$—	$110.6

Spirit AeroSystems Holdings, Inc.
Condensed Consolidating Statement of Operations
For the Six Months Ended July 2, 2009

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Net Revenues	$1,742.7	$—	$218.6	$(14.3)	$1,947.0
Operating costs and expenses
Cost of sales	1,570.1	—	203.1	(14.3)	1,758.9
Selling, general and administrative	64.8	—	8.3	—	73.1
Research and development	26.6	—	1.0	—	27.6

Total operating costs and expenses	1,661.5	—	212.4	(14.3)	1,859.6
Operating income (loss)	81.2	—	6.2	—	87.4
Interest expense and financing fee amortization	(18.7)	—	(1.6)	1.4	(18.9)
Interest income	6.0	—	—	(1.4)	4.6
Other income, net	1.7	—	4.0	—	5.7

Income (loss) before income taxes and equity in net loss of affiliates	70.2	—	8.6	—	78.8
Income tax benefit (provision)	(22.1)	—	(2.3)	—	(24.4)

Income (loss) before equity in net loss of affiliates	48.1	—	6.3	—	54.4
Equity in net loss of affiliates	—	—	—	—	—

Net income (loss)	$48.1	$—	$6.3	$—	$54.4

Spirit AeroSystems Holdings, Inc.
Condensed Consolidating Balance Sheet
July 1, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Current assets
Cash and cash equivalents	$88.9	$—	$28.7	$—	$117.6
Accounts receivable, net	242.1	5.2	108.8	(86.0)	270.1
Investment in subsidiary	223.2	—	—	(223.2)	—
Inventory, net	2,236.5	2.5	136.3	—	2,375.3
Deferred tax asset — current	46.8	—	8.2	—	55.0
Other current assets	34.7	—	2.0	—	36.7

Total current assets	2,872.2	7.7	284.0	(309.2)	2,854.7
Property, plant and equipment, net	975.3	253.4	128.3	—	1,357.0
Pension assets	181.9	—	0.7	—	182.6
Deferred tax asset — non-current	86.4	—	—	—	86.4
Other assets	218.6	80.0	23.6	(259.9)	62.3

Total assets	$4,334.4	$341.1	$436.6	$(569.1)	$4,543.0

Current liabilities
Accounts payable	$422.6	$11.4	$125.5	$(86.0)	$473.5
Accrued expenses	164.9	0.1	11.4	—	176.4
Current portion of long-term debt	6.7	—	—	—	6.7
Advance payments, short-term	219.4	—	—	—	219.4
Deferred revenue, short-term	81.9	—	13.7	—	95.6
Other current liabilities	15.0	—	5.7	—	20.7

Total current liabilities	910.5	11.5	156.3	(86.0)	992.3
Long-term debt	857.8	80.0	128.6	(179.9)	886.5
Advance payments, long-term	671.1	—	—	—	671.1
Deferred revenue and other deferred credits	38.1	—	2.2	—	40.3
Pension/OPEB obligation	66.1	—	—	—	66.1
Deferred grant income liability	—	100.0	34.7	—	134.7
Other liabilities	109.4	—	22.8	(80.0)	52.2
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 105,064,561 shares issued	1.1	—	—	—	1.1
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 35,669,740 shares issued	0.4	—	—	—	0.4
Additional paid-in capital	974.4	150.2	73.0	(223.2)	974.4
Accumulated other comprehensive loss	(49.3)	—	(19.7)	—	(69.0)
Retained earnings	754.8	(0.6)	38.2	—	792.4

Total shareholders’ equity	1,681.4	149.6	91.5	(223.2)	1,699.3
Noncontrolling interest	—	—	0.5	—	0.5

Total equity	1,681.4	149.6	92.0	(223.2)	1,699.8

Total liabilities and equity	$4,334.4	$341.1	$436.6	$(569.1)	$4,543.0

Spirit AeroSystems Holdings, Inc.
Condensed Consolidating Balance Sheet
December 31, 2009

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Current assets
Cash and cash equivalents	$317.1	$—	$51.9	$—	$369.0
Accounts receivable, net	132.5	5.2	92.5	(69.8)	160.4
Investment in subsidiary	136.3	—	—	(136.3)	—
Inventory, net	2,064.5	0.1	142.3	—	2,206.9
Deferred tax asset — current	46.4	—	9.4	—	55.8
Other current assets	58.9	—	1.9	—	60.8

Total current assets	2,755.7	5.3	298.0	(206.1)	2,852.9
Property, plant and equipment, net	981.4	163.4	134.5	—	1,279.3
Pension assets	171.2	—	—	—	171.2
Deferred tax asset — non-current	95.8	—	—	—	95.8
Other assets	235.7	80.0	25.9	(267.0)	74.6

Total assets	$4,239.8	$248.7	$458.4	$(473.1)	$4,473.8

Current liabilities
Accounts payable	$360.9	$10.0	$140.2	$(69.8)	$441.3
Accrued expenses	152.1	—	13.4	—	165.5
Current portion of long-term debt	9.1	—	—	—	9.1
Advance payments, short-term	237.4	—	—	—	237.4
Deferred revenue, short-term	90.7	—	16.4	—	107.1
Other current liabilities	17.4	—	4.4	—	21.8

Total current liabilities	867.6	10.0	174.4	(69.8)	982.2
Long-term debt	860.8	80.0	130.9	(187.0)	884.7
Advance payments, long-term	727.5	—	—	—	727.5
Deferred revenue and other deferred credits	46.0	—	—	—	46.0
Pension/OPEB obligation	62.5	—	0.1	—	62.6
Deferred grant income liability	—	91.1	38.2	—	129.3
Other liabilities	125.9	—	21.8	(80.0)	67.7
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 105,064,561 shares issued	1.0	—	—	—	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 35,669,740 shares issued	0.4	—	—	—	0.4
Additional paid-in capital	949.8	67.0	69.2	(136.2)	949.8
Accumulated other comprehensive loss	(51.9)	—	(7.8)	—	(59.7)
Retained earnings	650.2	0.6	31.1	(0.1)	681.8

Total shareholders’ equity	1,549.5	67.6	92.5	(136.3)	1,573.3
Noncontrolling interest	—	—	0.5	—	0.5

Total equity	1,549.5	67.6	93.0	(136.3)	1,573.8

Total liabilities and equity	$4,239.8	$248.7	$458.4	$(473.1)	$4,473.8

Spirit AeroSystems Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended July 1, 2010

		Guarantor	Non-guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$(101.4)	$(1.9)	$(14.0)	$—	$(117.3)

Investing activities
Purchase of property, plant and equipment	(45.3)	(81.2)	(4.1)	—	(130.6)
Investment in subsidiary	(86.0)	—	—	86.0	—
Other	0.1	—	(0.8)	—	(0.7)

Net cash provided by (used in) investing activities	(131.2)	(81.2)	(4.9)	86.0	(131.3)

Financing activities
Principal payments of debt	(5.8)	—	(0.1)	—	(5.9)
Collection on (repayments of) intercompany debt	7.1	—	(7.1)	—	—
Proceeds from parent company contribution	—	83.1	2.9	(86.0)	—
Excess tax benefits from share-based payment arrangements	3.1	—	—	—	3.1

Net cash provided by (used in) financing activities	4.4	83.1	(4.3)	(86.0)	(2.8)

Net decrease in cash and cash equivalents for the period	(228.2)	—	(23.2)	—	(251.4)
Cash and cash equivalents, beginning of period	317.1	—	51.9	—	369.0

Cash and cash equivalents, end of period	$88.9	$—	$28.7	$—	$117.6

Spirit AeroSystems Holdings, Inc.
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended July 2, 2009

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Operating activities
Net cash (used in) operating activities	$(187.1)	$(1.9)	$(27.0)	$—	$(216.0)

Investing activities
Purchase of property, plant and equipment	(88.2)	(13.6)	(4.9)	—	(106.7)
Long-term receivable	57.7	—	—	—	57.7
Investment in subsidiary	(15.5)	—	—	15.5	—
Other	(0.1)	—	0.8	—	0.7

Net cash provided by (used in) investing activities	(46.1)	(13.6)	(4.1)	15.5	(48.3)

Financing activities
Proceeds from revolving credit facility	250.0	—	—	—	250.0
Payments on revolving credit facility	(100.0)	—	—	—	(100.0)
Proceeds from governmental grants	—	—	0.6	—	0.6
Principal payments of debt	(3.7)	—	(0.2)	—	(3.9)
Collection on (repayments of) intercompany debt	(16.4)	—	16.4	—	—
Proceeds from parent company contribution	—	15.5	—	(15.5)	—
Debt issuance and financing costs	(10.2)	—	—	—	(10.2)

Net cash provided by (used in) financing activities	119.7	15.5	16.8	(15.5)	136.5

Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	—	0.2

Net decrease in cash and cash equivalents for the period	(113.5)	—	(14.1)	—	(127.6)
Cash and cash equivalents, beginning of period	178.9	—	37.6	—	216.5

Cash and cash equivalents, end of period	$65.4	$—	$23.5	$—	$88.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
21. Subsequent Events
     On June 25, 2010, a 10-year contract was ratified between workers represented by the International Association of Machinists and Aerospace Workers (IAM) in Wichita, Kansas and Spirit. The contract includes an early retirement incentive for IAM workers 55 and above who voluntarily elect an early retirement date on or before September 1, 2010. As a result, the Company expects to accrue incentive payments in the third quarter of 2010. As of the date of this filing, the Company could not reasonably estimate the anticipated number of acceptances for this contract offer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report. The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”), filed with the SEC on February 26, 2010. See also “Cautionary Statements Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.
Recent Events
     On July 30, 2010, Airbus announced that it will increase planned production rates for the A320 Family to 38 per month in August 2011 and to 40 per month in the first quarter of 2012, citing continued strong customer demand.
     On July 29, 2010, the Company announced that Steve Sharp was named vice president, corporate controller and treasurer.
     On July 29, 2010, the Company began contract negotiations with the International Brotherhood of Electrical Workers (IBEW). The IBEW represents about 175, or 1%, of Spirit’s U.S. workforce. The current contract expires on September 17, 2010.
     On July 15, 2010, The Boeing Company (“Boeing”) announced that the first delivery of its new B787 jetliner may not be made until early 2011 because of inspections and instrument changes on the flight test aircraft.
     On July 1, 2010, the Company opened its new 500,000 square-foot manufacturing facility in Kinston, North Carolina, which is designed to initially produce components for the Airbus A350 XWB (Xtra Wide-Body) aircraft.
     In June 2010, Boeing announced that it will increase planned production rates for the B737 program beginning in 2012, citing continued strong customer demand. Boeing expects to produce 35 aircraft a month in early 2012.
     On June 25, 2010, a 10-year contract was ratified between workers represented by the International Association of Machinists and Aerospace Workers (IAM) in Wichita, Kansas and Spirit. The union represents approximately 6,000 Spirit hourly workers. The new agreement is effective through June 15, 2020.
Overview
     We are the largest independent non-OEM (original equipment manufacturer) aircraft parts designer and manufacturer of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the three months ended July 1, 2010, we generated net revenues of $1,056.0 million and net income of $55.1 million and for the six months ended July 1, 2010, we generated net revenues of $2,099.3 million and net income of $110.6 million.
     We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. This segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma, Prestwick, Scotland and Subang, Malaysia. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 26%, 25% and less than 1%, respectively, of our net revenues for the six months ended July 1, 2010.

New Program Performance
     As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s 2009 Form 10-K, we are currently performing work on several new programs, which are in various stages of development. Several of these programs entered flight testing during the fourth quarter of 2009, including the Boeing B787, Gulfstream G250, and Gulfstream G650 (which includes the Rolls Royce BR725) and we expect to deliver revenue-generating production units for all of these programs in 2010. In addition, we are working on the new Boeing 747 derivative (the 747-8), which entered flight testing in February of 2010.
     Certain of these programs continue to pose a risk of additional charges and/or forward loss charges given the low margins that are currently forecasted and cost pressure that has continued through the second quarter of 2010. During the first quarter we recorded a $5.2 million unfavorable cumulative catch-up adjustment on our Sikorsky CH-53K contract because of additional costs to support Critical Design Review, which is a significant milestone in the development process and we continue to see risk for cost growth on this program which could deteriorate current margins on our contract. Our estimated margin on the Rolls-Royce BR725 contract continues to be zero and no additional forward losses were recorded on our G250 wing contract during the first six months of 2010. The G250 program is experiencing cost growth as we progress through the certification process, and if we are unable to perform at our projected cost as we enter production, we will be at significant risk of incurring additional forward losses. We are also estimating zero margins on a contract related to the wing portion of the B747-8 program. The future profitability of our B787 contract continues to depend on successfully negotiating expected recovery values on the significant claims we have submitted to Boeing. We have the legal right under our B787 contract to negotiate pricing for customer directed changes. If we do not recover the expected values associated with these claims, or find offsetting cost reductions, it could result in the recognition of a forward loss on our B787 contract.
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
2010 Outlook
     We expect the following results, or ranges of results, for the year ending December 31, 2010:

	2010 Outlook	2009 Actuals
Revenues	$4.0-$4.2 billion	$4.1 billion
Earnings per share, fully diluted	$1.50-$1.70 per share	$1.37 per share
Effective tax rate	~27%	29.7%
Cash flow from operations	~$75 million	$(14) million
Capital expenditures	~$325 million	$228 million
Customer reimbursement	n/a	$115 million
     Our 2010 outlook is based on the following market assumptions:
•	We expect our 2010 revenues to be between $4.0 and $4.2 billion based on Boeing’s 2010 delivery guidance of 460-465 aircraft; anticipated B787 deliveries; expected Airbus deliveries in 2010 of approximately 498 aircraft; internal Spirit forecasts for non-OEM production activity and other customers; and foreign exchange rates consistent with those in the first half of 2010.

•	We expect our 2010 fully diluted earnings per share to be between $1.50 and $1.70 per share.

•	We expect our 2010 cash flow from operations, less capital expenditures, to be approximately a $(250) million use of cash in the aggregate, with capital expenditures of approximately $325 million. Anticipated capital expenditures in 2010 include approximately $100 million of tooling associated with the Airbus A350 XWB program.

•	We expect our effective tax rate to be approximately 27% for 2010, assuming an approximately 2.5% benefit attributable to extending the U.S. research tax credit.

•	Customer reimbursements concluded in December 2009.

•	Risk to our financial guidance includes, among other factors: higher than forecasted nonrecurring and recurring costs on our development programs; mid-range business jet market risks; our ability to achieve anticipated productivity and cost improvements; and the ability to resolve significant B787 program claims with Boeing.
Results of Operations

	Three Months	Three Months		Six Months	Six Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	July 1,	July 2,	Change to Prior	July 1,	July 2,	Change to Prior
	2010	2009	Year	2010	2009	Year
	($ in millions)
Net revenues	$1,056.0	$1,059.6	<(1%)	$2,099.3	$1,947.0	8%
Operating costs and expenses
Cost of sales	919.6	1,021.6	(10%)	1,820.7	1,758.9	4%
Selling, general and administrative	38.1	34.7	10%	77.4	73.1	6%
Research and development	12.6	13.7	(8%)	22.5	27.6	(18%)

Total costs and expenses	970.3	1,070.0	(9%)	1,920.6	1,859.6	3%
Operating income (loss)	85.7	(10.4)	N.A.	178.7	87.4	N.A.
Interest expense and financing fee amortization	(13.8)	(9.8)	41%	(27.8)	(18.9)	47%
Interest income	0.1	2.0	(95%)	0.2	4.6	(96%)
Other income (expense), net	2.7	4.2	(36%)	(2.8)	5.7	149%

Income (loss) before income taxes	74.7	(14.0)	N.A.	148.3	78.8	N.A.
Income tax benefit (provision)	(19.6)	5.8	(438%)	(37.4)	(24.4)	53%

Income (loss) before equity in net loss of affiliate	55.1	(8.2)	N.A.	110.9	54.4	N.A.
Equity in net loss of affiliate	—	(0.1)	N.A.	(0.3)	—	N.A.

Net income (loss)	$55.1	$(8.3)	N.A.	$110.6	$54.4	N.A.

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
     Comparative ship set deliveries by model are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended July 1,	Ended July 2,	Ended July 1,	Ended July 2,
Model	2010	2009	2010	2009
B737	96	96	190	170
B747	1	1	4	4
B767	4	3	7	6
B777	18	21	39	42
B787	4	2	9	4

Total Boeing	123	123	249	226
A320 Family	95	101	197	206
A330/340	23	23	48	49
A380	5	2	6	2

Total Airbus	123	126	251	257
Hawker 800 Series	4	13	9	31

Total	250	262	509	514

     Net revenues by prime customer are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended July 1,	Ended July 2,	Ended July 1,	Ended July 2,
Prime customer	2010	2009	2010	2009
	(in millions)
Boeing	$893.3	$916.9	$1,797.1	$1,660.8
Airbus	112.0	99.8	214.7	198.2
Sikorsky	10.1	13.3	21.5	23.3
Hawker Beechcraft	1.2	3.3	2.4	7.6
Other	39.4	26.3	63.6	57.1

Total net revenues	$1,056.0	$1,059.6	$2,099.3	$1,947.0

Results of Operations for the Three Months Ended July 1, 2010 as Compared to Three Months Ended July 2, 2009
          Net Revenues. Net revenues for the three months ended July 1, 2010 were $1,056.0 million, a decrease of $3.6 million, or less than 1%, compared with net revenues of $1,059.6 million for the same period in the prior year. In addition, compared to the second quarter of 2009, the weakening dollar resulted in a $6.4 million decrease in the value of net revenues from Spirit Europe while model mix and volume resulted in offsetting impacts. Total deliveries to Boeing were flat quarter over quarter. In total, in the second quarter of 2010, we delivered 250 ship sets compared to 262 ship sets delivered for the same period in the prior year, a 5% decrease primarily attributable to reduced deliveries of Hawker ship sets which are not a significant source of revenue. Approximately 95% of Spirit’s net revenue for the second quarter of 2010 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 87% for the three month period ended July 1, 2010 as compared to 96% for the same period in the prior year. The decrease in 2010 is primarily due to absence of unusual charges as compared to the second quarter of 2009 when we incurred unusual charges of $103.9 million related to a forward loss on our G250 contract and Cessna Citation Columbus program termination, as well as an unfavorable cumulative catch-up adjustment of $33.0. In the second quarter of 2010, we recorded an expense of approximately $18.9 million associated with the shares granted to eligible IAM-represented employees upon the ratification of a new ten-year agreement on June 25, 2010. After consideration of the specific charges, we continue to experience lower profitability on follow-on production blocks that began in the fourth quarter of 2009.
     In January 2010, we adopted a change in accounting estimate which extended the useful lives of certain assets. The effect of this change was a decrease in depreciation charges of $3.2 million to inventory for the quarterly period ended July 1, 2010, which will eventually flow through cost of sales following the process for contract accounting.
     Selling, General and Administrative. SG&A expenses as a percentage of net revenues were 4% of net revenue for the three month period ended July 1, 2010 compared to approximately 3% for the same period in the prior year. This increase was the result of additional expenses at our Malaysia and North Carolina facilities. SG&A expense increased $3.4 million as compared to the second quarter of 2009.
     Research and Development. R&D costs as a percentage of net revenues were approximately 1% for each of the three month periods ended July 1, 2010 and July 2, 2009 which reflects a sustained level of expenditures between periods. R&D expense decreased $1.1 million as compared to the second quarter of 2009 due to the completion of certain A350 related R&D work in 2009.
     Operating Income. Operating income for the three months ended July 1, 2010 was $85.7 million, an increase of $96.1 million, compared to an operating loss of $(10.4) million for the same period in the prior year. Operating income increased in 2010 due primarily to the absence of charges similar to those recorded in 2009, partially offset by the stock award expense recorded in the second quarter of 2010. Operating margins continue to reflect the reduced profitability on follow-on production blocks as compared with 2009.
     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the second quarter of 2010 includes $11.7 million of interest and fees paid or accrued in connection with long-term debt and $2.1 million in amortization of deferred financing costs, as compared to $8.3 million of interest and fees paid or accrued in connection with long-term debt and $1.5 million in amortization of deferred financing costs for the same period in the prior year.

In June 2009, the Company amended its credit facility which resulted in an increase in amortized deferred financing costs. The increase in interest expense associated with long-term debt in the second quarter of 2010 was primarily driven by interest related to the senior unsecured bonds that were issued in the third quarter of 2009, partially offset by lower LIBOR rates on the floating portion of our Term B loan. The increase in deferred financing costs related to the issuance of our senior unsecured bonds has resulted in increased financing fee amortization.
     Interest Income. Interest income for the second quarter of 2010 was $0.1 million, as compared to $2.0 million for the same period in the prior year, which reflected accretion from the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the acquisition of Boeing’s operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). The last of these payments for capital reimbursement was made by Boeing to the Company in 2009.
     Other Income (Expense). Other income (expense) for the second quarter of 2010 included income of $1.6 million due to changes in foreign exchange rates as compared to $3.3 million for the same period in the prior year. The increase was driven primarily by the intercompany payable related to our A350 program between Prestwick and Wichita as well as trade payables and borrowings. Should these balances increase, they will be more susceptible to changes in exchange rates.
     Provision for Income Taxes. The income tax provision for the second quarter of 2010 consisted of $20.1 million for federal income taxes and $(1.4) million for state taxes and $0.9 million for foreign taxes. The 26.2% effective tax rate for the three months ended July 1, 2010 differs from the 41.4% effective tax rate for the same period last year primarily due to increased state income tax credits and disproportionate loss before tax in the second quarter last year, partially offset by the Research Credit expiring on December 31, 2009.
     Segments. The following table shows comparable segment revenues and segment operating income before unallocated corporate expenses for the three months ended July 1, 2010 compared to the three months ended July 2, 2009:

	Three Months Ended	Three Months Ended
	July 1, 2010	July 2, 2009
	($ in millions)
Segment Revenues
Fuselage Systems	$515.2	$541.2
Propulsion Systems	272.0	278.5
Wing Systems	266.9	234.7
All Other	1.9	5.2

	$1,056.0	$1,059.6

Segment Operating Income
Fuselage Systems	$80.9	$59.3
Propulsion Systems	33.4	23.2
Wing Systems	28.3	(58.8)
All Other	(2.5)	(2.4)

	140.1	21.3
Unallocated corporate SG&A	(34.7)	(30.7)
Unallocated research and development	(0.8)	(1.0)
Unallocated cost of sales (1)	(18.9)	—

Total operating income	$85.7	$(10.4)

(1)	Charges in the second quarter of 2010 related to the grant of shares to represented members of the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010.
     Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 26%, 25% and less than 1% respectively, of our net revenues for the three months ended July 1, 2010. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 58%, 24%, 20% and (2%), respectively, of our segment operating income before unallocated corporate expenses for the quarter ended July 1, 2010.
     Fuselage Systems. Fuselage Systems segment net revenues for the second quarter of 2010 were $515.2 million, a decrease of $26.0 million, or 5%, as compared to the same period in the prior year, as volume-based pricing adjustments were more favorable for the same period in 2009. Fuselage Systems posted segment operating margins of 16% for the second quarter of 2010, up from 11% in the same period of 2009, primarily due to charges in 2009 of $23.0 million and $10.9 million related to unfavorable cumulative catch-up adjustments and the Cessna Citation Columbus program termination, respectively. Current quarter margins reflect lower overall margins on follow-on production blocks as compared to 2009.

     Propulsion Systems. Propulsion Systems segment net revenues for the second quarter of 2010 were $272.0 million, a decrease of $6.5 million, or 2%, as compared to the same period in the prior year, as volume-based pricing adjustments were more favorable for the same period in 2009. Propulsion Systems posted segment operating margins of 12% for the second quarter of 2010 as compared to 8% for the same period of 2009, primarily due to the unfavorable cumulative catch-up adjustment of $17.7 million recorded in the second quarter of 2009. Current quarter margins reflect lower overall margins on follow-on production blocks as compared to 2009.
     Wing Systems. Wing Systems segment net revenues for the second quarter of 2010 were $266.9 million, an increase of $32.2 million, or 14%, as compared to the same period in the prior year. This reflects increased revenues related to engineering and development work on our new programs. Wing Systems posted segment operating margins of 11% for the second quarter of 2010, compared to (25%) in the same period of 2009, primarily due to the $90.5 million forward loss charge on the G250 contract partially offset by a favorable cumulative catch-up adjustment of $7.7 million recorded in the second quarter of 2009.
     All Other. All Other net revenues consist of sundry sales and miscellaneous services, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. All Other segment net revenues for the second quarter of 2010 were $1.9 million, a decrease of $3.3 million, or 63%, as compared to the same period in the prior year. The decrease in net revenues in the second quarter of 2010, compared to the second quarter of 2009, was primarily driven by a decrease in third party tooling sales. The All Other segment recorded negative operating margins in both years due to an additional forward loss charge on a tooling contract for the G250 program of $2.8 million in the second quarter of 2010 as compared with a $2.5 million forward loss charge recorded on the same contract in the same period of 2009.
Results of Operations for the Six Months Ended July 1, 2010 as Compared to the Six Months Ended July 2, 2009
     Net Revenues. Net revenues for the six months ended July 1, 2010 were $2,099.3 million, an increase of $152.3 million, or 8%, compared with net revenues of $1,947.0 million for the same period in the prior year. The increase in net revenues is primarily attributable to an increase in ship set deliveries in 2010 for the Boeing B737 as compared to 2009 as the lingering effects of the IAM strike at Boeing impacted first quarter 2009 deliveries. In the first six months of 2009 we recorded $39.1 million in favorable volume-based pricing adjustments as a result of lower deliveries due to the IAM strike at Boeing as compared with $5.3 million of such adjustments recorded during the same period of 2010. Deliveries of B787 ship sets also increased by five units in the first six months of 2010 as compared to the same period in 2009. As compared to the first half of 2009, the strengthening dollar during the first half of 2010 resulted in a $2.4 million increase in the value of net revenues from Spirit Europe. Total deliveries to Boeing increased by 10% to 249 ship sets during the first half of 2010 compared to 226 ship sets delivered for the same period in the prior year. In total, in the first six months of 2010, we delivered 509 ship sets compared to 514 ship sets delivered for the same period in the prior year, a 1% decrease primarily attributable to reduced deliveries of Hawker ship sets which are not a significant source of revenue, partially offset by increased Boeing deliveries. Approximately 96% of Spirit’s net revenue for the first six months of 2010 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 87% for the six month period ended July 1, 2010 as compared to 90% for the same period in the prior year. The decrease in 2010 is primarily due to the unusual charges of $103.9 million related to a forward loss on our G250 contract and Cessna Citation Columbus program termination, as well as an unfavorable cumulative catch-up adjustment of $39.0 million. In the second quarter of 2010, we recorded an expense of approximately $18.9 million associated with the shares granted to eligible IAM-represented employees at the ratification of a new ten-year agreement on June 25, 2010. During the first six months of 2010, Spirit updated its contract profitability estimates, resulting in an unfavorable cumulative catch-up adjustment of $7.1 million driven by a $5.2 million charge on our Hawker Beechcraft 850XP contract related to the decision to exit the program and a $5.2 million unfavorable cumulative catch-up adjustment on our Sikorsky CH-53K contract associated with achieving Critical Design Review, which is a significant milestone in the development process, partially offset by favorable cost performance on other programs. After consideration of the specific charges, we continue to experience lower profitability on follow on production blocks that began in the fourth quarter of 2009.
     In January 2010, we adopted a change in accounting estimate which extended the useful lives of certain assets. The effect of this change was a decrease in depreciation charges of $6.2 million to inventory for the six month period ended July 1, 2010, which will eventually flow through cost of sales following the process for contract accounting.
     Selling, General and Administrative. SG&A as a percentage of net revenues were 4% of net revenue for each of the six month periods ended July 1, 2010 and July 2, 2009. SG&A expense increased $4.3 million as compared to the second quarter of 2009 due to early retirement incentives offered in 2010, as well as additional expenses from our Malaysia and North Carolina facilities.

     Research and Development. R&D costs as a percentage of net revenues were approximately 1% for each of the six month periods ended July 1, 2010 and July 2, 2009. R&D expense decreased $5.1 million as compared to the second quarter of 2009 due to the completion of certain A350 related R&D work in 2009.
     Operating Income. Operating income for the six months ended July 1, 2010 was $178.7 million, an increase of $91.3 million, compared to operating income of $87.4 million for the same period in the prior year. Operating income increased in 2010 primarily due to the absence of charges similar to those recorded in the second quarter of 2009, that are discussed above, partially offset by the decrease in volume-based pricing adjustments from the first half of 2009 and the stock award charge recorded in the second quarter of 2010. Operating margins continue to reflect the reduced profitability on follow-on production blocks as compared with 2009.
     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the six months ended July 1, 2010 includes $23.8 million of interest expense associated with long-term debt and $4.0 million in amortization of deferred financing costs, as compared to $16.2 million of interest expense associated with long-term debt and $2.7 million in amortization of deferred financing costs for the same period in the prior year. In June 2009, the Company amended its credit facility which resulted in an increase in amortized deferred financing costs. The increase in interest expense in the first half of 2010 was primarily driven by interest on the Senior unsecured notes issued in the third quarter of 2009 partially offset by interest incurred on the drawn portion of the revolver in 2009.
     Interest Income. Interest income for the six months ended July 1, 2010 was $0.2 million, as compared to $4.6 million for the same period in the prior year, which included $4.5 of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition. The last of these payments for capital reimbursement was made by Boeing to the Company in 2009.
     Other Income (Expense). Other income (expense) for the first six months of 2010 included expense of $(5.1) million due to changes in foreign exchange rates on intercompany activity and borrowings, as compared to income of $3.9 million for the same period in the prior year. The increase was driven primarily by the intercompany payable related to our A350 program between Prestwick and Wichita as well as trade payables and borrowings. Should these balances increase, they will be more susceptible to changes in exchange rates.
     Provision for Income Taxes. The income tax provision for the six months ended July 1, 2010 includes $39.1 million for federal income taxes and $(1.9) million for state taxes and $0.2 million for foreign taxes. The income tax provision for the six months ended July 2, 2009 includes $20.7 million for federal income taxes and $1.3 million for state taxes and $2.4 million for foreign taxes. The 25.2% effective tax rate for the six months ended July 1, 2010 differs from the 31.0% effective tax rate for the same period last year primarily due to settling the 2005 & 2006 Internal Revenue Service examination and increased state income tax credits, partially offset by the Research Credit expiring on December 31, 2009.

     Segments. The following table shows comparable segment revenues and segment operating income before unallocated corporate expenses for the six months ended July 1, 2010 compared to the six months ended July 2, 2009:

	Six Months Ended	Six Months Ended
	July 1, 2010	July 2, 2009
	($ in millions)
Segment Net Revenues
Fuselage Systems	$1,031.4	$971.7
Propulsion Systems	546.4	505.9
Wing Systems	515.8	455.6
All Other	5.7	13.8

	$2,099.3	$1,947.0

Segment Operating Income (Loss)
Fuselage Systems	$156.8	$134.2
Propulsion Systems	67.0	61.9
Wing Systems	47.2	(39.3)
All Other	(2.2)	(2.0)

	268.8	154.8
Unallocated corporate SG&A	(69.7)	(66.2)
Unallocated research and development	(1.5)	(1.2)
Unallocated cost of sales (1)	(18.9)	—

Total operating income	$178.7	$87.4

(1)	Charges in the second quarter of 2010 related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010.
     Segment operating income before unallocated corporate expenses for the six months ended July 2, 2009 included several unusual charges, including a $93.0 million forward-loss charge for the Gulfstream G250 business jet program, an unusually large unfavorable cumulative catch-up adjustment of $39.0 million, the $10.9 million impact of the Cessna Citation Columbus program termination, and increased R&D spending on new programs. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 26%, 25% and less than 1%, respectively, of our net revenues for the six months ended July 1, 2010. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 58%, 25%, 18% and (1%), respectively, of our segment operating income before unallocated corporate expenses for the six months ended July 1, 2010.
     Fuselage Systems. Fuselage Systems segment net revenues for the six months ended July 1, 2010 were $1,031.4 million, an increase of $59.7 million, or 6%, as compared to the same period in the prior year. This reflects an increase in deliveries of B737, B767 and B787 ship sets as compared to the same period in the prior year. Fuselage Systems posted segment operating margins of 15% for the six months ended July 1, 2010, up from 14% for the same period in the prior year, driven by increased volume in 2010 and the unfavorable cumulative catch-up adjustment of $23.0 million and a $10.9 million charge for the Cessna Citation Columbus program termination recorded in the first half of 2009. Current year margins reflect lower overall margins on follow-on production blocks as compared to 2009.
     Propulsion Systems. Propulsion Systems segment net revenues for the six months ended July 1, 2010 were $546.4 million, an increase of $40.5 million, or 8%, as compared to the same period in the prior year. This reflects an increase in deliveries of B737, B767 and B787 ship sets as compared to the same period in the prior year. Propulsion Systems posted segment operating margins of 12% for each of the six month periods ended July 1, 2010 and July 2, 2009. Lower overall margins on follow-on production blocks impacted segment operating margin in the first half of 2010, while an unfavorable cumulative catch-up adjustment of $14.1 million was recorded in the first half of 2009.
     Wing Systems. Wing Systems segment net revenues for the six months ended July 1, 2010 were $515.8 million, an increase of $60.2 million, or 13%, as compared to the same period in the prior year. This reflects an increase in deliveries for the B737 and B787 programs and increased revenues related to engineering and development work on our new programs. Wing Systems posted operating margins of 9% for the first six months of 2010, as compared to (9%) for the same period in the prior year primarily due to the $90.5 million forward loss charge on the G250 contract and an unfavorable cumulative catch-up adjustment of $1.9 million recorded in the first half of 2009.

     All Other. All Other net revenues consist of sundry sales and miscellaneous services, tooling contracts, and revenues from the KIESC. All Other segment net revenues for the six months ended July 1, 2010 were $5.7 million, a decrease of $8.1 million, or 58.7%, as compared to net revenues in the six months ended July 1, 2010, compared to the six months ended July 2, 2009. The decrease in net revenues was primarily driven by decrease in third party tooling sales. The All Other segment recorded negative operating margins in both years due to an additional forward loss charge on a tooling contract for the G250 program of $2.8 million in the second quarter of 2010 as compared with a $2.5 million forward loss charge recorded on the same contract in the same period of 2009.
Cash Flow
Six Months Ended July 1, 2010 as Compared to Six Months Ended July 2, 2009
     Operating Activities. For the six months ended July 1, 2010, we had a net cash outflow of $117.3 million from operating activities, an improvement of $98.7 million, compared to a net cash outflow of $216.0 million for the same period in the prior year. The improvement in cash used in operations in 2010 was primarily due to a smaller use of working capital as compared with the first half of 2009 considering the $136.9 million of unusual charges recorded in the second quarter of 2009 which had a favorable impact on working capital in the prior year. This improvement was the result of the slowing of new program inventory growth partially offset by a decline in accounts receivable and smaller growth in accounts payable and accrued liabilities in the first half of 2010 which did not have a similar benefit from a change in accounts payable terms compared to the first quarter of 2009. Our overall trend of inventory growth is driven primarily by our contractually required investments in new programs which include the Boeing B787, Gulfstream G250 and G650, Airbus A350 XWB, Sikorsky CH-53K and Rolls Royce BR725 programs. The contracts for these new programs accounted for an increase in inventory in the first half of 2010 of $231.1 million as compared to $290.0 million in the first half of 2009. We expect these programs will continue to drive inventory growth in 2010 as we incur additional up-front costs and produce initial units, which traditionally have a higher cost. The remaining Boeing and Airbus programs contributed only $8.0 million to the increase in inventory in the first half of 2010 as compared with $95.9 million for these contracts in the same period of 2009. In the first half of 2010, inventory balances decreased $70.8 million on remaining programs, including non-program specific inventory, as compared to an increase in inventory balances of $70.9 million for the same period in the prior year.
     As a component of the increase in inventory, the amount related to the B787 program increased by $117.3 million in the first half of 2010 compared to an increase of $85.3 million in the first half of 2009. Deferred production balances increased by $148.0 million in the first half of 2010 compared to $101.9 million in the first half of 2009 as a result of delivery of nine B787 ship sets in the first half of 2010 as compared to four in the first half of 2009. Deferred production per unit also decreased reflecting the decreasing manufacturing cost per unit. Deferred production costs represent the deferral of excess-over-average costs over the production block. The revenue we recognized upon delivery of B787 ship sets in both the first six months of 2010 and 2009 did not result in cash receipts, resulting instead in the liquidation of customer advances. This will continue until cash payments for the B787 units resume, prior to the delivery of the 50th unit. Additionally, increases in inventory related to the B787 will continue to consume incremental amounts of cash until the cost to build a ship set falls below the ship set price recognized at delivery.
     Investing Activities. For the six months ended July 1, 2010, we had a net cash outflow of $131.3 million from investing activities, an increase in outflow of $83.0 million, as compared to a net cash outflow of $48.3 million for the same period in the prior year. The primary driver in the increased use of cash between periods was the final payment of the long-term receivable from Boeing in December 2009, which resulted in a cash benefit of $57.7 million in the first half of 2009 with no corresponding benefit in the first half of 2010. During the first half of 2010, we invested $130.6 million in property, plant and equipment, software and program tooling, which was $23.9 million higher than during the same period in the prior year, as we continue to invest in the set-up of our facility in Kinston, North Carolina.
     Financing Activities. For the six months ended July 1, 2010, we had a net cash outflow of $2.8 million from financing activities, a decrease in cash flow of $139.3 million, compared to a net cash inflow of $136.5 million for the same period in the prior year. During the first half of 2010, we had no activity on our revolving credit facility as compared with a net amount of $150 million borrowed in the first half of 2009. Principal debt payments were comparable year-over-year.
Liquidity and Capital Resources
     Liquidity, or access to cash, is an important factor in determining our financial stability. The primary sources of our liquidity include cash from operations, which may include advance payments and payments from customers, as well as governmental grants, borrowing capacity through our credit facilities and proceeds of our bond issuance. Our liquidity requirements and working capital needs depend on a number of factors, including delivery rates and payment terms under our contracts, the level of research and development expenditures related to new programs, capital expenditures, growth and contractions in the business cycle, contributions to our union-sponsored benefit plans and interest and debt payments. During the six months ended July 1, 2010, we had a net cash outflow of $117.3 million from operating activities.

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
     We ended the first half of 2010 with cash and cash equivalents of $117.6 million, a decrease of $251.4 million, compared to cash and cash equivalents of $369.0 million at December 31, 2009. We maintain bank accounts with highly rated financial institutions and our cash investments have had no direct exposure to any sub-prime asset classes.
     The Company is a party to a credit agreement that consists of a senior secured term loan, and a senior secured revolving credit facility. As of July 1, 2010, the outstanding balance of the term loan was $569.1 million. Our revolving credit facility is a significant source of liquidity for our business. The current facility has a borrowing capacity of $408.8 million and has a maturity date of June 30, 2012. As of July 1, 2010, Spirit had no outstanding borrowings under the revolving credit facility. As of July 1, 2010, there were $19.0 million of letters of credit outstanding. The entire asset classes of Spirit, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility. As of July 1, 2010, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement.
     On September 30, 2009, Spirit issued $300.0 million of its 7 1/2% Senior Notes due October 1, 2017 (the “Notes”), with interest payable on April 1 and October 1 of each year, beginning April 1, 2010. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the Notes was $293.9 million as of July 1, 2010.
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
     Our corporate credit ratings at Standard & Poor’s Rating Services and Moody’s Investor Service as of July 1, 2010 were unchanged at BB and Ba3, respectively.
     Our U.S. pension plan remained fully funded at July 1, 2010. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan.

     The carrying amounts of certain of our financial instruments, including cash and cash equivalents, accounts receivable and accounts payable, approximate fair value because of their short maturities.
Cautionary Statement Regarding Forward-Looking Statements
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
     Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:
•	our ability to continue to grow our business and execute our growth strategy, including the timing and execution of new programs;

•	our ability to perform our obligations and manage costs related to our new commercial and business aircraft development programs and the related recurring production;

•	potential reduction in the build rates of certain Boeing aircraft including, but not limited to, the B737 program, the B747 program, the B767 program and the B777 program, and build rates of the Airbus A320 and A380 programs, which could be negatively impacted by continuing weakness in the global economy and economic challenges facing commercial airlines, and by a lack of business and consumer confidence and the impact of continuing instability in the global financial and credit markets, including, but not limited to, sovereign debt concerns in Europe;

•	the inability to resolve significant claims with Boeing related to non-recurring and recurring costs on the B787 program;

•	declining business jet manufacturing rates and customer cancellations or deferrals as a result of the weakened global economy;

•	the success and timely execution of key milestones such as certification and delivery of Boeing’s new B787 and Airbus’ new A350 XWB aircraft programs, including receipt of necessary regulatory approvals and customer adherence to their announced schedules;

•	our ability to enter into supply arrangements with additional customers and the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing and Airbus, our two major customers, and other customers and the risk of nonpayment by such customers;

•	any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals or reduced orders by their customers or from labor disputes or acts of terrorism;

•	any adverse impact on the demand for air travel or our operations from the outbreak of diseases such as the influenza outbreak caused by the H1N1 virus, avian influenza, severe acute respiratory syndrome or other epidemic or pandemic outbreaks;

•	returns on pension plan assets and impact of future discount rate changes on pension obligations;

•	competition from original equipment manufacturers and other aerostructures suppliers;

•	the effect of governmental laws, such as U.S. export control laws, the Foreign Corrupt Practices Act, environmental laws and agency regulations, both in the U.S. and abroad;

•	the cost and availability of raw materials and purchased components;

•	our ability to successfully extend or renegotiate our primary collective bargaining contracts with our labor unions;

•	our ability to recruit and retain highly skilled employees and our relationships with the unions representing many of our employees;

•	spending by the U.S. and other governments on defense;

•	the possibility that our cash flows and borrowing facilities may not be adequate for our additional capital needs or for payment of interest on and principal of our indebtedness and the possibility that we may be unable to borrow additional funds or refinance debt;

•	our exposure under our revolving credit facility to higher interest payments should interest rates increase substantially;

•	the outcome or impact of ongoing or future litigation and regulatory actions; and

•	our exposure to potential product liability and warranty claims.
     These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the section captioned “Risk Factors” in our 2009 Form 10-K for a more complete discussion of these and other factors that may affect our business.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of July 1, 2010, and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     During the second quarter of 2010, the Company’s Corporate Controller and the principal accounting officer resigned from his position, in which an interim Corporate Controller and principal accounting officer was appointed. There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the second quarter of 2010.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding any recent material developments relating to our legal proceedings since the filing of our 2009 Form 10-K is included in Note 17 to our condensed consolidated financial statements included in Part I of this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
     In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part 1, Item 1A, “Risk Factors”, in our 2009 Form 10-K, which could materially affect our business, financial condition or results of operations. There have been no material changes to the Company’s risk factors previously disclosed in our 2009 Form 10-K.

Item 6. Exhibits

Article I. Exhibit
Number	Section 1.01 Exhibit

3.1	Third Amended and Restated Bylaws of Spirit AeroSystems Holdings, Inc. (1)

10.1*†	Employment Agreement between Spirit AeroSystems, Inc. and Michelle Russell, effective as of June 1, 2010.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-33160), filed with the SEC on May 3, 2010, Exhibit 3.1.

SPIRIT AEROSYSTEMS HOLDINGS, INC.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Philip D. Anderson Philip D. Anderson	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	August 6, 2010