Form 10-Q
period 2010-09-30
Spirit AeroSystems Holdings, Inc.
filed 2010-11-05
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of October 29, 2010, the registrant had outstanding 107,141,824 shares of class A common stock, $0.01 par value per share and 35,371,419 shares of class B common stock, $0.01 par value per share.

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	53
Item 4. Controls and Procedures	53

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	53
Item 1A. Risk Factors	53
Item 6. Exhibits	54

Signatures	55
Supplemental Indenture
Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30, 2010	October 1, 2009	September 30, 2010	October 1, 2009
	($ in millions, except per share data)
Net revenues	$1,002.0	$1,053.8	$3,101.3	$3,000.8
Operating costs and expenses
Cost of sales	868.5	878.3	2,689.2	2,637.2
Selling, general and administrative	38.5	30.5	115.9	103.6
Research and development	12.6	14.0	35.1	41.6

Total operating costs and expenses	919.6	922.8	2,840.2	2,782.4
Operating income	82.4	131.0	261.1	218.4
Interest expense and financing fee amortization	(12.8)	(10.2)	(40.6)	(29.1)
Interest income	—	1.6	0.2	6.2
Other income (expense), net	2.5	(0.5)	(0.3)	5.2

Income before income taxes and equity in net loss of affiliates	72.1	121.9	220.4	200.7
Income tax provision	(25.4)	(34.4)	(62.8)	(58.8)

Income before equity in net loss of affiliates	46.7	87.5	157.6	141.9
Equity in net loss of affiliates	(0.3)	(0.2)	(0.6)	(0.2)

Net income	$46.4	$87.3	$157.0	$141.7

Earnings per share
Basic	$0.33	$0.63	$1.13	$1.03
Diluted	$0.33	$0.62	$1.11	$1.01
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30,	December 31,
	2010	2009
	($ in millions)
Current assets
Cash and cash equivalents	$66.3	$369.0
Accounts receivable, net	290.0	160.4
Inventory, net	2,479.2	2,206.9
Deferred tax asset-current	57.2	55.8
Other current assets	12.8	60.8

Total current assets	2,905.5	2,852.9
Property, plant and equipment, net	1,391.6	1,279.3
Pension assets	188.6	171.2
Deferred tax asset-non-current	81.5	95.8
Other assets	80.7	74.6

Total assets	$4,647.9	$4,473.8

Current liabilities
Accounts payable	$425.9	$441.3
Accrued expenses	184.3	161.9
Profit sharing/deferred compensation	22.0	3.6
Current portion of long-term debt	7.9	9.1
Advance payments, short-term	182.8	237.4
Deferred revenue, short-term	73.2	107.1
Other current liabilities	20.8	21.8

Total current liabilities	916.9	982.2
Long-term debt	1,015.5	884.7
Advance payments, long-term	665.5	727.5
Deferred revenue and other deferred credits	39.7	46.0
Pension/OPEB obligation	67.6	62.6
Deferred grant income liability	135.5	129.3
Other liabilities	46.3	67.7
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 107,120,392 and 105,064,561 shares issued, respectively	1.1	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 34,938,808 and 35,669,740 shares issued, respectively	0.3	0.4
Additional paid-in capital	978.1	949.8
Accumulated other comprehensive loss	(57.9)	(59.7)
Retained earnings	838.8	681.8

Total shareholders’ equity	1,760.4	1,573.3
Noncontrolling interest	0.5	0.5

Total equity	1,760.9	1,573.8

Total liabilities and equity	$4,647.9	$4,473.8

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30, 2010	October 1, 2009
	($ in millions)
Operating activities
Net income	$157.0	$141.7
Adjustments to reconcile net income to net cash (used in) operating activities
Depreciation expense	84.5	91.9
Amortization expense	3.5	3.1
Amortization of deferred financing fees	5.7	4.6
Accretion of long-term receivable	—	(5.8)
Employee stock compensation expense	23.5	6.7
Excess tax benefit of share-based payment arrangements	(4.9)	—
(Gain) loss from foreign currency transactions	4.4	(3.9)
Deferred taxes	6.1	(20.5)
Long-term tax benefit	(17.6)	—
Pension and other post retirement benefits, net	(6.3)	1.6
Grant income	(1.9)	(1.4)
Equity in net loss of affiliates	0.6	0.2
Changes in assets and liabilities
Accounts receivable	(130.5)	(84.6)
Inventory, net	(268.1)	(319.5)
Accounts payable and accrued liabilities	(5.7)	117.2
Profit sharing/deferred compensation	18.4	(12.3)
Advance payments	(116.6)	(61.6)
Deferred revenue and other deferred credits	(38.0)	(54.9)
Income taxes receivable/payable	52.5	(8.7)
Other	(5.6)	(5.1)

Net cash (used in) operating activities	(239.0)	(211.3)

Investing activities
Purchase of property, plant and equipment	(183.0)	(158.0)
Long-term receivable	—	86.5
Other	(0.5)	0.2

Net cash (used in) investing activities	(183.5)	(71.3)

Financing activities
Proceeds from revolving credit facility	125.0	300.0
Payments on revolving credit facility	—	(300.0)
Proceeds from issuance of bonds	—	293.4
Principal payments of debt	(8.0)	(5.8)
Proceeds from government grants	—	0.7
Debt issuance and financing costs	(0.2)	(17.2)
Excess tax benefit of share-based payment arrangements	4.9	—

Net cash provided by financing activities	121.7	271.1

Effect of exchange rate changes on cash and cash equivalents	(1.9)	1.7

Net (decrease) in cash and cash equivalents for the period	(302.7)	(9.8)
Cash and cash equivalents, beginning of period	369.0	216.5

Cash and cash equivalents, end of period	$66.3	$206.7

Supplemental information
Property acquired through capital leases	$10.6	$6.0
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
1. Organization and Basis of Interim Presentation
     Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). Onex Corporation (“Onex”) of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, a division of the European Aeronautic Defense and Space NV (“Airbus”) and Boeing. Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit’s incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines and Continental Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; and Subang, Malaysia. In July 2010, the Company opened its new 500,000 square-foot manufacturing facility in Kinston, North Carolina, which is designed to initially produce components for the Airbus A350 XWB (Xtra Wide-Body) aircraft. The Company also recently constructed an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France, which is expected to be operational by the fourth quarter of 2010.
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
     The accompanying unaudited interim condensed consolidated financial statements include the Company’s financial statements and the financial statements of its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America and the instructions to Form 10-Q and Article 10 of Regulation S-X. Investments in business entities in which the Company does not have control, but has the ability to exercise influence over operating and financial policies, including Spirit-Progresstech and TSACCL, are accounted for under the equity method. KIESC is fully consolidated as the Company owns 77.8% of the entity’s equity. All intercompany balances and transactions have been eliminated in consolidation. The Company’s U.K. subsidiary uses local currency, the British pound, as its functional currency. All other foreign subsidiaries use local currency as their functional currency with the exception of our Malaysian subsidiary, which uses the British pound, and our French subsidiary, which uses the U.S. dollar.
     As part of the monthly consolidation process, the functional currencies of our international subsidiaries are translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts.
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2010 presentation. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 26, 2010.

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
     In December 2009, FASB issued Accounting Standards Update No. 2009-17, Consolidation (Topic 810) — Improvements to Financial Reporting by Enterprises with Variable Interest Entities to incorporate the changes made by FASB Statement No. 167 into the FASB Codification. The guidance in this update is effective for periods beginning after November 15, 2009 and thus has been effective since the Company’s first quarter reporting in 2010. Adoption of FASB ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.
3. Accounts Receivable
     Accounts receivable, net consists of the following:

	September 30,	December 31,
	2010	2009
Trade receivables	$280.8	$151.7
Other	9.2	8.8

Total	290.0	160.5
Less: allowance for doubtful accounts	—	(0.1)

Accounts receivable, net	$290.0	$160.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
4. Inventory
     Inventories are summarized as follows:

	September 30,	December 31,
	2010	2009
Raw materials	$234.6	$209.1
Work-in-process	1,731.0	1,526.0
Finished goods	34.2	30.8

Product inventory	1,999.8	1,765.9
Capitalized pre-production	479.4	441.0

Total inventory, net	$2,479.2	$2,206.9

     Inventories are summarized by platform as follows:

	September 30,	December 31,
	2010	2009
B737	$267.2	$298.4
B747(1)	176.4	140.6
B767	21.5	18.5
B777	133.7	146.3
B787(2)	1,075.3	896.3
Airbus — All platforms	146.7	129.9
Gulfstream(3)	480.3	365.8
Rolls-Royce	67.7	55.5
Cessna Citation Columbus(4)	22.9	23.0
Aftermarket	40.1	29.3
Other in-process inventory related to long-term contracts and other programs(5)	47.4	103.3

Total inventory	$2,479.2	$2,206.9

(1)	B747 inventory includes $26.2 and $11.3 in non-recurring production costs at September 30, 2010 and December 31, 2009, respectively, related to the B747-8 program.

(2)	B787 inventory includes $223.7 and $230.7 in capitalized pre-production costs at September 30, 2010 and December 31, 2009 respectively.

(3)	Gulfstream inventory includes $255.7 and $210.3 in capitalized pre-production costs at September 30, 2010 and December 31, 2009 respectively.

(4)	Includes non-recurring costs incurred on the Cessna Citation Columbus program that was terminated in July 2009 and which are subject to our termination claim.

(5)	Includes non-program specific inventoriable cost accruals and miscellaneous other work-in-process.
     Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically recovered over a certain number of ship set deliveries and the Company believes these amounts will be fully recovered.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     The following is a roll forward of the capitalized pre-production included in the inventory balance at September 30, 2010:

Balance, December 31, 2009	$441.0
Charges to costs and expenses	(9.7)
Capitalized costs	48.1

Total capitalized pre-production, September 30, 2010	$479.4

     At September 30, 2010, work-in-process inventory included $701.3 of deferred production costs, which is comprised of $606.3 related to the B787, $109.0 on certain other contracts for the excess of production costs over the estimated average cost per ship set, and $(14.0) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks. These balances were $457.4, including $412.9 related to the B787 and $50.5 for certain other contracts, and $(6.0) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated cost per ship set for units delivered under the current production blocks, respectively, at December 31, 2009. Recovery of excess over average deferred production costs is dependent on the number of ship sets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts will be fully recovered.
     Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.
     The following is a roll forward of the deferred production included in the inventory balance at September 30, 2010:

Balance, December 31, 2009	$457.4
Charges to costs and expenses	(114.7)
Capitalized costs (1)	359.2
Exchange rate	(0.6)

Total deferred production, September 30, 2010	$701.3

(1)	Approximately $193.4 of deferred production is related to deliveries of thirteen B787 ship sets during the first nine months of 2010.
     The following is a roll forward of the inventory obsolescence and surplus reserve included in the inventory balance at September 30, 2010:

Balance, December 31, 2009	$15.1
Charges to costs and expenses	8.4
Write-offs, net of recoveries	(9.4)
Exchange rate	—

Total inventory obsolescence and surplus reserve, September 30, 2010	$14.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
5. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

	September 30,	December 31,
	2010	2009
Land	$17.4	$17.7
Buildings (including improvements)	408.8	258.1
Machinery and equipment	643.9	503.4
Tooling	509.1	488.5
Capitalized software	106.1	121.4
Construction in progress	216.4	316.3

Total	1,901.7	1,705.4
Less: accumulated depreciation	(510.1)	(426.1)

Property, plant and equipment, net	$1,391.6	$1,279.3

     In January 2010, we adopted a change in accounting estimate which extended the useful lives of certain assets. The effect of this change was a decrease in depreciation charges to inventory of $10.4 for the nine month period ended September 30, 2010, which will eventually flow through cost of sales following the process for contract accounting.
     Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $2.7 and $2.6 for the three months ended September 30, 2010 and October 1, 2009, respectively, and $8.2 and $5.1 for the nine months ended September 30, 2010 and October 1, 2009, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized $21.0 and $14.3 of repair and maintenance expense for the three months ended September 30, 2010 and October 1, 2009, respectively, and $66.1 and $58.5 for the nine months ended September 30, 2010 and October 1, 2009, respectively.
     We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal-use software. Depreciation expense related to capitalized software was $4.2 and $3.9 for the three months ended September 30, 2010 and October 1, 2009, respectively, and $12.1 and $11.2 for the nine months ended September 30, 2010 and October 1, 2009, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
6. Other Assets
     Other assets are summarized as follows:

	September 30,	December 31,
	2010	2009
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	27.5	28.1

Total intangible assets	39.2	39.8
Less: Accumulated amortization-patents	(0.8)	(0.7)
Accumulated amortization-favorable leasehold interest	(3.5)	(3.1)
Accumulated amortization-customer relationships	(15.4)	(13.2)

Intangible assets, net	19.5	22.8
Deferred financing costs, net	19.5	25.0
Fair value of derivative instruments	1.1	1.2
Goodwill — Europe	2.9	3.0
Equity in net assets of affiliates	4.3	3.9
Customer supply agreement	26.4	—
Other	7.0	18.7

Total	$80.7	$74.6

     Deferred financing costs are recorded net of $27.1 and $21.4 of accumulated amortization at September 30, 2010 and December 31, 2009, respectively. In 2009, the Company incurred $10.2 of additional deferred financing costs in connection with the amendment to its revolving credit facility and $7.2 of additional deferred financing costs in connection with the issuance and registration of its long-term bonds.
     The Company recognized $1.0 of amortization expense of intangibles for each of the three month periods ended September 30, 2010 and October 1, 2009, and $3.0 for each of the nine month periods ended September 30, 2010 and October 1, 2009.
     The following is a roll forward of the carrying amount of goodwill at September 30, 2010:

Balance, December 31, 2009	$3.0
Goodwill acquired	—
Exchange rate	(0.1)

Total goodwill, September 30, 2010	$2.9

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
     Advance payments and deferred revenue/credits are summarized by platform as follows:

	September 30,	December 31,
	2010	2009
B737	$38.9	$59.8
B747	6.7	3.0
B787	807.9	924.3
Airbus — All platforms	51.7	66.8
Gulfstream	40.4	42.5
Other	15.6	21.6

Total advance payments and deferred revenue/credits	$961.2	$1,118.0

8. Government Grants
     As part of our site construction projects in Kinston, North Carolina and Subang, Malaysia, we have the benefit of grants related to government funding of a portion of these buildings and other specific capital assets. Due to the terms of the lease agreements, we are deemed to own the construction projects. During the construction phase of the facilities, as amounts eligible under the terms of the grants are expended, we will record that spending as property, plant and equipment (construction-in-progress) and deferred grant income liability (less the present value of any future minimum lease payments). Upon completion of the facilities, the deferred grant income will be amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, will be amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income will be amortized over a ten-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income will be amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of September 30, 2010, we recorded $135.5 within property, plant and equipment and deferred grant income liability related to the use of grant funds in North Carolina and Malaysia. Of this amount, $134.4 in property, plant and equipment represents transactions where funds have been paid directly to contractors by an agency of the Malaysian Government in the case of Malaysia, and by the escrow agent in North Carolina, so they are not reflected on the Condensed Consolidated Statements of Cash Flows.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     Deferred grant income liability, net consists of the following:

	September 30,	December 31,
	2010	2009
Beginning Balance	$129.3	$38.8
Grant liability recorded	8.9	89.2
Grant income recognized	(1.9)	(1.9)
Exchange rate	(0.8)	3.2

Total deferred grant income liability	$135.5	$129.3

     The asset related to the deferred grant income, net consists of the following:

	September 30,	December 31,
	2010	2009
Beginning Balance	$129.3	$38.8
Amount paid by Spirit (reimbursed by third parties)	—	0.7
Amount paid by agency/escrow agent	8.9	88.5
Depreciation offset to amortization of grant	(1.5)	(1.9)
Exchange rate	(0.8)	3.2

Total asset value related to deferred grant income	$135.9	$129.3

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
     The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of September 30, 2010 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item; the derivative expires or is sold, terminated or exercised; the derivative is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur; or management determines that the designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company continues to carry the derivative instrument on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings to the extent the forecasted transaction is not expected to occur, or when the underlying transaction settles.
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
     The entire asset classes of the Company, including hedges, are pledged as collateral for both the term loan and the revolving credit facility under the Company’s senior secured credit facility (see Note 11- Long-Term Debt).
Interest Rate Swaps
     As required under our senior secured credit facility (see Note 11- Long-Term Debt), we enter into floating-to-fixed interest rate swap agreements periodically. As of September 30, 2010, the interest swap agreements had notional amounts totaling $400.0.

				Effective	Fair Value,
Notional Amount	Expires	Variable Rate	Fixed Rate (1)	Fixed Rate(2)	September 30, 2010
$100	July 2011	LIBOR	4.27%	6.02%	$(3.8)
$300	July 2011	LIBOR	3.23%	4.98%	(8.3)

					$(12.1)

(1)	The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2)	The effective Term B fixed interest rate represents the fixed rate of the derivative instrument plus the 175 basis point margin above the variable LIBOR borrowing rate we pay on the Term B loan.
     The purpose of entering into these swaps was to reduce the Company’s exposure to variable interest rates. The interest rate swaps settle on a quarterly basis when interest payments are made. These settlements occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of $(12.1) and $(20.3) at September 30, 2010 and December 31, 2009, respectively.
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
     We use foreign currency hedge contracts to reduce our exposure to currency exchange rate fluctuations. The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. The hedges are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. Gains and losses from these cash flow hedges are recorded to other comprehensive income until the underlying transaction for which the hedge was placed occurs and then the value in other comprehensive income is reclassified to earnings. In the second quarter of 2010, we entered into new hedging contracts to hedge the U.S. dollar revenue from certain customers. The fair value of the forward contracts was a net liability (unrealized loss) of $(1.8) as of September 30, 2010 and December 31, 2009.
Notional Amount

	September 30, 2010		December 31, 2009
		Foreign		Foreign
	USD	Currency	USD	Currency
Year	Buy/(Sell)(1)	Buy/(Sell) (1)	Buy/(Sell) (1)	Buy/(Sell)(1)
2010	$(26.7)	£16.5	$(37.8)	£22.8
2011	(23.3)	14.4	(16.7)	10.0
2012-2013	(9.0)	5.6	(2.8)	1.6

	$(59.0)	£36.5	$(57.3)	£34.4

(1)	Includes foreign currency hedge contracts for 2010 through 2013 novated to Spirit Europe as a result of the acquisition of BAE Aerostructures on April 1, 2006 (buy $0.3/sell £0.4), which had no underlying contractual transactions at the inception date of the contracts and, therefore, are classified as net debt securities which are not subject to hedge accounting. The mark-to-market values of these net debt securities are recorded through the Consolidated Statement of Operations on a monthly basis in accordance with FASB authoritative guidance on investments — debt and equity securities disclosures.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     The following table summarizes the Company’s fair value of outstanding derivatives at September 30, 2010 and December 31, 2009:

	Fair Values of Derivative Instruments
	Other Asset Derivatives		Other Liability Derivatives
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments

Interest rate swaps
Current	$—	$—	$12.1	$16.9
Non-current	—	—	—	3.4
Foreign currency hedge contracts
Current	0.2	—	1.4	0.9
Non-current	0.1	—	0.4	0.6

Total derivatives designated as hedging instruments	0.3	—	13.9	21.8

Derivatives not designated as hedging instruments
Foreign currency hedge contracts
Current	0.6	0.4	0.6	0.5
Non-current	1.0	1.2	1.3	1.4

Total derivatives not designated as hedging instruments	1.6	1.6	1.9	1.9

Total derivatives	$1.9	$1.6	$15.8	$23.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     The impact on other comprehensive income (OCI) and earnings from cash flow hedges for the three months ended September 30, 2010 and October 1, 2009 was as follows:

						Location of
						Loss
			Location of			Recognized in	Amount of Loss
			Loss	Amount of Loss		Income on	Recognized in Income on
	Amount of Loss		Reclassified	Reclassified from		Derivative	Derivative (Ineffective
	Recognized in OCI, net of		from	Accumulated OCI into		(Ineffective	Portion and Amount
	tax, on Derivative		Accumulated	Income		Portion and	Excluded from
	(Effective Portion)		OCI into	(Effective Portion)		Amount	Effectiveness Testing)
Derivatives in	For the Three Months Ended		Income	For the Three Months Ended		Excluded from	For the Three Months Ended
Cash Flow Hedging	September 30,	October 1,	(Effective	September 30,	October 1,	Effectiveness	September 30,	October 1,
Relationships	2010	2009	Portion)	2010	2009	Testing)	2010	2009
Interest rate swaps	$(0.8)	$(2.3)	Interest expense	$3.2	$4.0	Other (income)/ expense	$—	$—
Foreign currency hedge contracts	1.4	(1.8)	Sales/Revenue	0.2	—	Other (income)/ expense	—	—

Total	$0.6	$(4.1)		$3.4	$4.0		$—	$—

The impact on OCI and earnings from cash flow hedges for the nine months ended September 30, 2010 and October 1, 2009 was as follows:

						Location of
						Loss
			Location of			Recognized in	Amount of Loss
			Loss	Amount of Loss		Income on	Recognized in Income on
	Amount of Loss		Reclassified	Reclassified from		Derivative	Derivative (Ineffective
	Recognized in OCI, net of		from	Accumulated OCI into		(Ineffective	Portion and Amount
	tax, on Derivative		Accumulated	Income		Portion and	Excluded from
	(Effective Portion)		OCI into	(Effective Portion)		Amount	Effectiveness Testing)
Derivatives in	For the Nine Months Ended		Income	For the Nine Months Ended		Excluded from	For the Nine Months Ended
Cash Flow Hedging	September 30,	October 1,	(Effective	September 30,	October 1,	Effectiveness	September 30,	October 1,
Relationships	2010	2009	Portion)	2010	2009	Testing)	2010	2009
Interest rate swaps	$(2.9)	$(5.0)	Interest expense	$11.7	$11.3	Other (income)/ expense	$—	$—
Foreign currency hedge contracts	(1.1)	(1.8)	Sales/Revenue	1.0	3.2	Other (income)/ expense	—	(0.1)

Total	$(4.0)	$(6.8)		$12.7	$14.5		$—	$(0.1)

     The impact on earnings from foreign currency hedge contracts that do not qualify as cash flow hedges was not material for the three and nine months ended September 30, 2010 and October 1, 2009.
     Gains and losses accumulated in OCI for interest rate swaps are reclassified into earnings as each interest rate period is reset. During the next twelve months, the Company estimates that a loss of $(7.7) will be reclassified from OCI, net of tax, as a charge to earnings from interest rate swaps. Interest rate swaps are placed for a period of time not to exceed the maturity of the Company’s senior secured term loan. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.
     Gains and losses accumulated in OCI for foreign currency hedge contracts are reclassified into earnings as the underlying transactions for which the contracts were entered into are realized. During the next twelve months, the Company estimates that a loss of $(1.2) will be reclassified from OCI, net of tax. None of the gains or losses reclassified to earnings are attributable to the discontinuance of cash flow hedges.

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

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Observable inputs, such as current and forward interest rates and foreign exchange rates, are used in determining the fair value of our interest rate swaps and foreign currency hedge contracts.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets and liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

	Fair Value Measurements
				At September 30, 2010
				Using
				Quoted Prices in	Significant
	September 30, 2010			Active Markets	Other	Significant
	Total Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Money Market Fund	$39.1	$39.1	$—	$39.1	$—	$—
Interest Rate Swaps	$(12.1)	$—	$(12.1)	$—	$(12.1)	$—
Foreign Currency Hedge Contracts	$(1.8)	$1.9	$(3.7)	$—	$(1.8)	$—

	Fair Value Measurements
				At December 31, 2009
				Using
				Quoted Prices in	Significant
	December 31, 2009			Active Markets	Other	Significant
	Total Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
Money Market Fund	$240.0	$240.0	$—	$240.0	$—	$—
Interest Rate Swaps	$(20.3)	$—	$(20.3)	$—	$(20.3)	$—
Foreign Currency Hedge Contracts	$(1.8)	$1.6	$(3.4)	$—	$(1.8)	$—
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

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior secured term loan (including current portion)	$567.6	$554.5	$572.0	$549.9
Senior unsecured notes	294.0	312.6	293.6	289.5
Malaysian loan	18.1	17.8	16.3	16.1

	$879.7	$884.9	$881.9	$855.5

11. Long-Term Debt
 Credit Agreement
     In connection with the Boeing Acquisition, the Company executed an $875.0 credit agreement that consisted of a $700.0 senior secured term loan used to fund the acquisition and pay all related fees and expenses associated with the acquisition and the credit agreement, and a $175.0 senior secured revolving credit facility. In March 2008, the revolving credit facility was increased to $650.0. In June 2009, the Company entered into amendment No. 2 to its senior secured credit facility, whereby borrowing capacity under the revolving credit facility was increased from $650.0 to $729.0. The maturity date with respect to $408.8 of the revolver was extended to June 30, 2012. The remaining $320.2 of the revolver matured June 30, 2010. Commitment fees associated with the portion of the revolver that was extended to June 30, 2012 increased from a rate of 50 basis points on the undrawn amount to 75 basis points. Commitment fees associated with the undrawn portion of the revolver that terminated on June 30, 2010 were 50 basis points. The applicable margin payable on revolving loans with respect to which the underlying revolving credit commitment has been extended to June 30, 2012 (“Extending Revolving Loans”) has been increased. The applicable margin continues to be determined in accordance with a performance grid based on total leverage ratio and, for Extending Revolving Loans, ranges from 3.00% to 4.00% per annum in the case of LIBOR advances and from 2.00% to 3.00% per annum in the case of alternate base rate advances. At September 30, 2010, the Company’s total leverage ratio was 2.06:1.00 resulting in margins of 3.0% per annum on LIBOR borrowings on Extending Revolving Loans and margins of 2.0% per annum on alternative base rate borrowings on Extending Revolving Loans. The entire asset classes of the Company, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility. As of September 30, 2010 and December 31, 2009, the outstanding balance of the term loan was $567.6 and $572.0, respectively. Amounts outstanding under the revolving credit facility were $125.0 at September 30, 2010 and zero at December 31, 2009. As of September 30, 2010, there were $19.0 of letters of credit outstanding.
     The amended credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. The amended credit agreement contains a revised Covenant Leverage Ratio and a new Interest Coverage Ratio. The Covenant Leverage Ratio (as defined in the credit agreement) financial covenant was modified to provide that the maximum Covenant Leverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not exceed 2.5:1 through maturity. The new Interest Coverage Ratio (as defined in the credit agreement) financial covenant was added to provide that the Interest Coverage Ratio as of the last day of any fiscal quarter through the final maturity date of the credit agreement shall not be less than 4:1. The Financial Covenant ratios are calculated each quarter in accordance with the credit agreement. Failure to meet these financial covenants would be an event of default under the senior secured credit facility. As of September 30, 2010, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement.
     On June 30, 2010, the capacity of the revolving credit facility was reduced to $408.8, and availability was further reduced by $19.0 of outstanding letters of credit as of September 30, 2010.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     On October 15, 2010, Spirit entered into Amendment No. 3 to its Second Amended and Restated Credit Agreement, dated as of November 27, 2006. As a result of the amendment, among other things, the revolving credit commitment was increased from $408.8 to $650.0 and the maturity date, with respect to $630.0 of the revolver, was extended to September 30, 2014. The maturity date for the remaining $20.0 of the revolver was subsequently extended to September 30, 2014 as a result of an assignment and acceptance agreement, dated November 1, 2010, which transferred the remaining $20.0 revolver commitment to a new revolver lender. The credit agreement amendment also extended the maturity date for $437.4 of the outstanding term loan to September 30, 2016. The maturity date for the $130.2 balance of the outstanding term loan remains at September 30, 2013. See Note 21- Subsequent Events.
 Long-Term Bond Debt
     On September 30, 2009, Spirit issued $300.0 of 7 1/2% Senior Notes due October 1, 2017 (the “Notes”), with interest payable semi-annually, in cash, in arrears on April 1 and October 1 of each year, beginning April 1, 2010. Prior to October 1, 2012, Spirit may redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 107.5% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the redemption date. At any time prior to October 1, 2013, Spirit may redeem the Notes, in whole or in part, at a redemption price ratio equal to 100% of the principal amount of the Notes redeemed, plus a make-whole premium, plus any accrued and unpaid interest and additional interest, if any, to the redemption date. Spirit may redeem the Notes at its option, in whole or in part, at any time on or after October 1 of the years set forth below, upon not less than 30 nor more than 60 days’ notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date, if redeemed during the 12-month period beginning October 1 of the years indicated below.

Year	Price
2013	103.750%
2014	101.875%
2015 and thereafter	100.000%
     If a change of control of Spirit occurs, each holder of the Notes shall have the right to require that Spirit repurchase all or a portion of such holder’s Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.
     The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Holdings and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. As of September 30, 2010 and December 31, 2009, the outstanding balance of the Notes was $294.0 and $293.6, respectively.
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
 Malaysian Term Loan
     On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD (“Spirit Malaysia”) entered into a Facility Agreement (“Malaysia Facility Agreement”) for a term loan facility of Ringgit Malaysia (RM) 69.2 (approximately USD $20.0) (the “Malaysia Facility”) with EXIM Bank, to be used towards partial financing of plant and equipment (including the acquisition of production equipment), materials, inventory and administrative costs associated with the establishment of an aerospace-related composite component assembly plant, plus potential additional work packages in Malaysia at the Malaysia International Aerospace Center in Subang, Selangor, Malaysia (the “Project”). Funds for the Project were available on a drawdown basis over a twenty-four month period from the date of the Malaysia Facility Agreement. The indebtedness repayment requires quarterly principal installments of RM 3.3 (approximately $1.0) from September 2011 through May 2017, or until the entire loan principal has been repaid. Outstanding amounts drawn under the Malaysia Facility are subject to a fixed interest rate of 3.5% per annum, payable quarterly. As of September 30, 2010, the Company had drawn RM 55.8 of the term loan.
 France Factory
     On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL (“Spirit France”) entered into a capital lease agreement for €9.0 (approximately $13.1) with BNP Paribas Bank (“BNP”) to be used towards the construction of an aerospace-related component assembly plant in Saint-Nazaire, France (the “Saint-Nazaire Project”). The Company will act as BNP’s construction agent during the construction phase of the Saint-Nazaire Project and lease payments will begin upon completion of construction, which is expected during the fourth quarter of 2010.
     The capital lease repayment is variable based on the three-month Euribor rate plus 2.2% and is paid quarterly. Payments are expected to be approximately €0.2 (approximately $0.3) quarterly beginning July 2010 through April 2025 with a residual amount of €0.9 (approximately $1.3) to be paid at the conclusion of the capital lease agreement.
     Outstanding amounts expended by BNP under the capital lease agreement are capitalized as construction-in-progress on the Company’s books with a corresponding amount of construction debt. As of September 30, 2010, the Company has recorded $12.7 in construction debt.
     Total debt shown on the balance sheet is comprised of the following:

	September 30,	December 31,
	2010	2009
Senior secured debt (short and long-term)	$567.6	$572.0
Revolving credit facility	125.0	—
Long-term bond debt	294.0	293.6
Malaysian term loan	18.1	16.3
Present value of capital lease obligations	17.6	10.3
Other	1.1	1.6

Total	$1,023.4	$893.8

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
12. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,	October 1,	September 30,	October 1,
Components of Net Periodic Pension Income	2010	2009	2010	2009
Service cost	$1.6	$1.6	$4.7	$4.5
Interest cost	10.4	9.8	31.2	29.2
Expected return on plan assets	(15.9)	(14.1)	(47.8)	(41.9)
Amortization of prior service cost	—	—	—	—
Amortization of net (gain)/loss	(0.1)	2.1	(0.2)	6.2

Net periodic pension income	$(4.0)	$(0.6)	$(12.1)	$(2.0)

	Other Benefits
	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,	October 1,	September 30,	October 1,
Components of Net Periodic Benefit Cost	2010	2009	2010	2009
Service cost	$0.7	$0.5	$2.2	$1.5
Interest cost	1.0	0.7	2.9	2.1
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	—	—	—	—
Amortization of net loss	0.3	—	0.7	—

Net periodic benefit cost	$2.0	$1.2	$5.8	$3.6

Employer Contributions
     We expect to contribute zero dollars to the U.S. qualified pension plan and less than $0.3 to both the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2010. Our projected contributions to the U.K. pension plan for 2010 are $7.3, of which $5.6 was contributed by the end of the third quarter of 2010. We anticipate contributing the additional $1.7 to the U.K. pension plan during the remainder of 2010. The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.
13. Stock Compensation
     The Company has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.
     For the three months ended September 30, 2010, the Company recognized a total of $1.9 of stock compensation expense, net of forfeitures, as compared to $0.7 of stock compensation expense, net of forfeitures, recognized for the three months ended October 1, 2009. Of the total $1.9 of stock compensation expense recorded for the three months ended September 30, 2010, $0.3 was charged directly to cost of sales,

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
$1.5 was recorded as expense in selling, general and administrative expense, and the remaining $0.1 was capitalized in inventory and is recognized through cost of sales consistent with the accounting methods we follow in accordance with FASB authoritative guidance related to revenue recognition for construction-type and production-type contracts. Of the $0.7 of stock compensation expense recorded for the three months ended October 1, 2009, $0.6 was recorded as expense in selling, general and administrative expense while the remaining $0.1 was capitalized in inventory in accordance with the guidance.
     For the nine months ended September 30, 2010, the Company recognized a total of $23.5 of stock compensation expense, net of forfeitures, as compared to $6.7 of stock compensation expense, net of forfeitures, recognized for the nine months ended October 1, 2009. Of the total $23.5 of stock compensation expense recorded for the nine months ended September 30, 2010, $17.6 was charged directly to cost of sales, $5.6 was recorded as expense in selling, general and administrative expense, and the remaining $0.3 was capitalized in inventory and is recognized through cost of sales consistent with the accounting methods we follow in accordance with FASB authoritative guidance related to revenue recognition for construction-type and production-type contracts. Of the $6.7 of stock compensation expense recorded for the nine months ended October 1, 2009, $6.4 was recorded as expense in selling, general and administrative expense while the remaining $0.3 was capitalized in inventory in accordance with the guidance.
     Between June and July 2010, 862,650 shares of Class A common stock with a value of $17.6 were granted to members of the International Association of Machinists (IAM) union under the new ten-year labor contract as part of the Company’s Long-Term Incentive Plan. The granted shares immediately vested and the value was charged directly to cost of sales.
     Due to the occurrence during the third quarter of 2010 of the five-year anniversaries of the Executive Incentive Plan grant dates for certain participants in the plan, those participants acquired an interest in the remaining 20% of the shares granted to them under the plan. The total number of additional shares in which an interest was acquired in the third quarter of 2010 was 556,211. The participants have a non-forfeitable interest in those shares; however, as per the plan document, the shares remain restricted until the earlier of a liquidity event or June 16, 2015. Participants do not have the unrestricted rights of stockholders as long as the shares remain restricted.
14. Income Taxes
     The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax assets as of September 30, 2010 and December 31, 2009 were $127.7 and $136.0, respectively.
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
     In general, the Company records income tax expense each quarter based on its best estimate as to the full year’s effective tax rate. Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises. Events or items that give rise to discrete recognition include finalizing amounts in income tax returns filed, finalizing audit examinations for open tax years and expiration of a statute of limitations.
     The 28.5% effective tax rate for the nine months ended September 30, 2010 differs from the 29.3% effective tax rate for the same period in 2009 primarily due to settling the 2005 and 2006 U.S. Federal examination, partially offset by the U.S. Research Tax Credit (“Research Credit”) expiring on December 31, 2009.
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
     In June 2008, the FASB issued authoritative guidance determining whether instruments granted in shared-based payment transactions are participating securities. Under the FASB guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common shareholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Upon adoption of this standard, the service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for the three and nine month periods ended September 30, 2010 and October 1, 2009.
     The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	September 30, 2010			October 1, 2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(in millions)			(in millions)
Basic EPS
Income available to common shareholders	$45.6	138.3	$0.33	$86.5	137.2	$0.63
Income allocated to participating securities	0.8	2.3		0.8	1.4

Net income	$46.4			$87.3

Diluted potential common shares		0.9			1.6
Diluted EPS
Net income	$46.4	141.5	$0.33	$87.3	140.2	$0.62

	For the Nine Months Ended
	September 30, 2010			October 1, 2009
			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount
	(in millions)			(in millions)
Basic EPS
Income available to common shareholders	$155.0	137.7	$1.13	$140.7	137.1	$1.03
Income allocated to participating securities	2.0	1.8		1.0	1.1

Net income	$157.0			$141.7

Diluted potential common shares		1.4			1.8
Diluted EPS
Net income	$157.0	140.9	$1.11	$141.7	140.0	$1.01
     The balance of outstanding common shares presented in the consolidated statement of shareholders’ equity was 142.1 million and 141.0 million at September 30, 2010 and October 1, 2009, respectively. Included in the outstanding common shares were 2.9 million and 3.6 million of issued but unvested shares at September 30, 2010 and October 1, 2009, respectively, which are excluded from the basic EPS calculation.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
     Comprehensive Income
     Components of comprehensive income, net of tax, consist of the following:

	For the Three Months Ended
	September 30,	October 1,
	2010	2009
Net income	$46.4	$87.3
Other Comprehensive Income, net of tax
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps, net of tax (1)	(0.8)	(2.3)
Pension, SERP, and Retiree Medical adjustments, net of tax (2)	0.2	(1.2)
Unrealized gain (loss) on foreign currency forward contracts, net of tax (3)	1.4	(1.8)
Reclassification of realized (gain) loss on hedging instruments into net income, net of tax (4)	2.1	2.5
Foreign currency translation adjustments	8.2	(3.7)

Total Other Comprehensive Income	$57.5	$80.8

(1)	Net of $0.5 and $1.4 tax benefit for the three months ended September 30, 2010 and October 1, 2009, respectively.

(2)	Net of $0.1 tax expense and $0.5 tax benefit for the three months ended September 30, 2010 and October 1, 2009, respectively.

(3)	Net of $0.7 tax expense and $0.7 tax benefit for the three months ended September 30, 2010 and October 1, 2009, respectively.

(4)	Net of $1.3 and $1.5 tax benefit for the three months ended September 30, 2010 and October 1, 2009, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)

	For the Nine Months Ended
	September 30,	October 1,
	2010	2009
Net income	$157.0	$141.7
Other Comprehensive Income, net of tax
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps, net of tax (1)	(2.9)	(5.0)
Pension, SERP, and Retiree Medical adjustments, net of tax (2)	0.3	(3.7)
Unrealized gain (loss) on foreign currency forward contracts, net of tax (3)	(1.1)	(1.8)
Reclassification of realized (gain) loss on hedging instruments into net income, net of tax (4)	8.0	9.3
Foreign currency translation adjustments	(2.5)	11.3

Total Other Comprehensive Income	$158.8	$151.8

(1)	Net of $1.8 and $3.1 tax benefit for the nine months ended September 30, 2010 and October 1, 2009, respectively.

(2)	Net of $0.2 tax expense and $1.5 tax benefit for the nine months ended September 30, 2010 and October 1, 2009, respectively.

(3)	Net of $0.5 and $0.7 tax benefit for the nine months ended September 30, 2010 and October 1, 2009, respectively.

(4)	Net of $4.7 and $5.2 tax benefit for the nine months September 30, 2010 and October 1, 2009, respectively.
Noncontrolling Interest
     Noncontrolling interest at September 30, 2010 remained unchanged from the prior year at $0.5.
16. Related Party Transactions
     On March 26, 2007, Hawker Beechcraft, Inc. (“Hawker”), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. Spirit’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker. For the three months ended September 30, 2010 and October 1, 2009, sales to Hawker were $1.4 and $2.9, respectively, and $3.8 and $10.5 for the nine months ended September 30, 2010 and October 1, 2009, respectively. Receivables due from Hawker were $2.5 as of September 30, 2010.
     A former member of Holdings’ Board of Directors, who resigned from such position effective October 26, 2010, was also a member of the Board of Directors of Hawker.
     Prior to his departure from the Company in December 2009, a former executive of the Company was a member of the Board of Directors of one of the Company’s suppliers, Precision Castparts Corp. of Portland, Oregon, a manufacturer of complex metal components and products. For the three and nine months ended October 1, 2009 the Company purchased $11.7 and $35.7 of products respectively, from this supplier.
     A member of Holdings’ Board of Directors served as Chairman, President, and Chief Executive Officer of Aviall, Inc., the parent company of one of our customers, Aviall Services, Inc. and a wholly-owned subsidiary of Boeing until his retirement in February 2010. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc. that extends until September 18, 2011 and

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
automatically renews on an annual basis unless terminated by either party. Net revenues under the distribution agreement were $1.1 and $1.2 for the three months ended September 30, 2010 and October 1, 2009, respectively, and $3.1 and $4.5 for the nine months ended September 30, 2010 and October 1, 2009, respectively. Receivables due from Aviall were $0.2 as of September 30, 2010.
     The Company paid less than $0.1 and $0.1 to a subsidiary of Onex for services rendered for the three months ended September 30, 2010 and October 1, 2009, respectively, and $0.2 for each of the nine month periods ended September 30, 2010 and October 1, 2009. Management believes the amounts charged were reasonable in relation to the services provided.
     Boeing owned and operated significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, was providing those systems and support services to Spirit under a Transition Services Agreement. The services covered by the Transition Services Agreement have now been established by the Company and the agreement has terminated. Under the Transition Services Agreement, the Company incurred fees of zero and $2.8 for services performed for the three months ended September 30, 2010 and October 1, 2009, respectively, and less than $0.1 and $10.3 for the nine months ended September 30, 2010 and October 1, 2009, respectively. The amounts owed to Boeing and recorded as accrued liabilities were less than $0.1 and $7.0 at September 30, 2010 and October 1, 2009, respectively.
     The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $0.4 and $0.5 to the firm for the three month periods ended September 30, 2010 and October 1, 2009, respectively, and $1.0 and $1.4 for the nine month periods ended September 30, 2010 and October 1, 2009, respectively.
     An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties. Such fees are not material to Spirit.
17. Commitments, Contingencies and Guarantees
  Litigation
     From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at September 30, 2010 or December 31, 2009 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
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
     In December 2005, a lawsuit was filed against Spirit, Onex, and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The asset purchase agreement from the Boeing Acquisition requires Spirit to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita, which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. On June 30, 2010, the U.S. District Court granted defendants’ dispositive motions, finding that the case

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
should not be allowed to proceed as a class action. The plaintiffs could decide to appeal the District Court’s decision to the United States Court of Appeals for the Tenth Circuit, which could reverse the District Court’s June 30 ruling. The Company intends to continue to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
     In December 2005, a federal grand jury sitting in Topeka, Kansas issued subpoenas regarding the vapor degreasing equipment at our Wichita, Kansas facility. The government’s investigation appeared to focus on whether the degreasers were operating within permit parameters and whether chemical wastes from the degreasers were disposed of properly. The subpoenas covered a time period both before and after our purchase of the Wichita, Kansas facility. Subpoenas were issued to Boeing, Spirit and individuals who were employed by Boeing prior to the Boeing Acquisition, but are now employed by Spirit. The Company responded to the subpoena and provided additional information to the government as requested. On March 25, 2008, the U.S. Attorney’s Office informed the Company that it was closing its criminal file on the investigation. A civil investigation into this matter is ongoing. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
     On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants include Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with The Boeing Company and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income and Securities Act and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification and are currently in the discovery process. The sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the asset purchase agreement from the Boeing Acquisition. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
     On July 21, 2005, the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) filed a grievance against Boeing on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, regarding issues that parallel those asserted in Harkness et al. v. The Boeing Company et al. Boeing denied the grievance, and the UAW subsequently filed suit to compel arbitration, which the parties eventually agreed to pursue. The arbitration was conducted in January 2008. In July 2008, the arbitrator issued an opinion and award in favor of the UAW. The arbitrator directed Boeing to reinstate the seniority of the employees and “afford them the benefits appurtenant thereto.” On March 5, 2009, the arbitrator entered an Opinion and Supplemental Award that directed Boeing to award certain benefits to UAW members upon whose behalf the grievance was brought, notwithstanding the prior denial of such benefits by the Boeing Plan Administrator. On April 10, 2009, Boeing filed a Complaint in the United States District Court for the Northern District of Illinois, seeking a ruling that the Arbitrator exceeded his authority in granting the Supplemental Award. On September 16, 2009, the District Court entered an order affirming the arbitrator’s Supplemental Award. Boeing appealed the District Court’s decision to the U.S. Seventh Circuit Court of Appeals, which recently affirmed the District Court’s decision. Boeing previously notified Spirit of its intent to seek indemnification from Spirit for any “indemnifiable damages” it may incur in the UAW matter, pursuant to the terms of the asset purchase agreement from the Boeing Acquisition. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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
  Guarantees
     Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of September 30, 2010 and December 31, 2009, outstanding letters of credit were $19.0 and $16.9, respectively, and outstanding guarantees were $17.1 and $16.1, respectively.
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
     The following is a roll forward of the service warranty balance at September 30, 2010:

Balance, December 31, 2009	$13.1
Charges to costs and expenses	5.2
Exchange rate	—

Balance, September 30, 2010	$18.3

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
18. Other Income (Expense), Net
     Other income (expense), net is summarized as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,	October 1,	September 30,	October 1,
	2010	2009	2010	2009
KDFA bond	$1.1	$1.0	$3.0	$2.7
Rental and miscellaneous income	0.2	—	0.6	0.1
Foreign currency gains (losses)	1.2	(1.5)	(3.9)	2.4

Total	$2.5	$(0.5)	(0.3)	5.2

Foreign currency gains (losses) are due to the impact of movement in foreign currency exchange rates on trade and intercompany receivables/ payables and other long-term contractual rights/obligations denominated in a currency other than the entity’s functional currency.
19. Segment Information
     The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 96% of the Company’s net revenues for the nine months ended September 30, 2010 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses, unallocated research and development and unallocated cost of sales. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.
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
The following table shows segment information:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,	October 1,	September 30,	October 1,
	2010	2009	2010	2009
Segment Revenues
Fuselage Systems	$484.6	$525.9	$1,516.0	$1,497.6
Propulsion Systems	252.6	266.2	799.0	772.1
Wing Systems	263.9	257.3	779.7	712.9
All Other	0.9	4.4	6.6	18.2

	$1,002.0	$1,053.8	$3,101.3	$3,000.8

Segment Operating Income
Fuselage Systems	$67.6	$95.2	$224.4	$229.4
Propulsion Systems	30.6	35.3	97.6	97.2
Wing Systems	25.9	26.6	73.1	(12.7)
All Other	(0.1)	1.0	(2.3)	(1.0)

Business Segment Operating Income	124.0	158.1	392.8	312.9
Unallocated corporate SG&A	(34.4)	(26.7)	(104.1)	(92.9)
Unallocated research and development	(0.7)	(0.4)	(2.2)	(1.6)
Unallocated cost of sales(1) (2)	(6.5)	—	(25.4)	—

Total operating income	$82.4	$131.0	$261.1	$218.4

(1)	Charges in the three month period ended September 30, 2010 are associated with the IAM Early Retirement Incentive for represented employees.

(2)	Charges in the nine month period ended September 30, 2010 include both the IAM Early Retirement Incentive and the second quarter of 2010 charge related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended September 30, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
	($ in millions)
Net Revenues	$911.6	$0.5	$111.7	$(21.8)	$1,002.0
Operating costs and expenses
Cost of sales	788.7	0.5	101.2	(21.9)	868.5
Selling, general and administrative	32.8	0.8	4.9	—	38.5
Research and development	11.9	—	0.7	—	12.6

Total operating costs and expenses	833.4	1.3	106.8	(21.9)	919.6
Operating income (loss)	78.2	(0.8)	4.9	0.1	82.4
Interest expense and financing fee amortization	(12.6)	—	(1.0)	0.8	(12.8)
Interest income	0.8	—	—	(0.8)	—
Other income, net	1.2	—	1.3	—	2.5

Income (loss) before income taxes and equity in net loss of affiliates	67.6	(0.8)	5.2	0.1	72.1
Income tax benefit (provision)	(22.6)	0.3	(3.1)	—	(25.4)

Income (loss) before equity in net loss of affiliates	45.0	(0.5)	2.1	0.1	46.7
Equity in net loss of affiliates	—	—	(0.3)	—	(0.3)

Net income (loss)	$45.0	$(0.5)	$1.8	$0.1	$46.4

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended October 1, 2009

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
	($ in millions)
Net Revenues	$924.8	$—	$134.2	$(5.2)	$1,053.8
Operating costs and expenses
Cost of sales	755.3	—	128.0	(5.0)	878.3
Selling, general and administrative	26.0	0.1	4.4	—	30.5
Research and development	13.3	—	0.7	—	14.0

Total operating costs and expenses	794.6	0.1	133.1	(5.0)	922.8
Operating income (loss)	130.2	(0.1)	1.1	(0.2)	131.0
Interest expense and financing fee amortization	(10.4)	0.2	(0.8)	0.8	(10.2)
Interest income	2.4	—	—	(0.8)	1.6
Other income (expense), net	1.0	—	(1.5)	—	(0.5)

Income (loss) before income taxes and equity in net loss of affiliates	123.2	0.1	(1.2)	(0.2)	121.9
Income tax benefit (provision)	(34.3)	—	(0.1)	—	(34.4)

Income (loss) before equity in net loss of affiliates	88.9	0.1	(1.3)	(0.2)	87.5
Equity in net loss of affiliates	(0.2)	—	—	—	(0.2)

Net income (loss)	$88.7	$0.1	$(1.3)	$(0.2)	$87.3

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
For the Nine Months Ended September 30, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
	($ in millions)
Net Revenues	$2,797.8	$1.0	$358.9	$(56.4)	$3,101.3
Operating costs and expenses
Cost of sales	2,420.3	1.0	324.4	(56.5)	2,689.2
Selling, general and administrative	100.3	2.7	12.9	—	115.9
Research and development	33.4	—	1.7	—	35.1

Total operating costs and expenses	2,554.0	3.7	339.0	(56.5)	2,840.2
Operating income (loss)	243.8	(2.7)	19.9	0.1	261.1
Interest expense and financing fee amortization	(40.1)	—	(3.0)	2.5	(40.6)
Interest income	2.7	—	—	(2.5)	0.2
Other income, net	3.1	—	(3.4)	—	(0.3)

Income (loss) before income taxes and equity in net loss of affiliates	209.5	(2.7)	13.5	0.1	220.4
Income tax benefit (provision)	(59.8)	1.0	(4.0)	—	(62.8)

Income (loss) before equity in net loss of affiliates	149.7	(1.7)	9.5	0.1	157.6
Equity in net loss of affiliates	—	—	(0.6)	—	(0.6)

Net income (loss)	$149.7	$(1.7)	$8.9	$0.1	$157.0

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
For the Nine Months Ended October 1, 2009

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
	($ in millions)
Net Revenues	$2,667.5	$—	$352.8	$(19.5)	$3,000.8
Operating costs and expenses
Cost of sales	2,325.4	—	331.1	(19.3)	2,637.2
Selling, general and administrative	90.8	0.1	12.7	—	103.6
Research and development	39.9	—	1.7	—	41.6

Total operating costs and expenses	2,456.1	0.1	345.5	(19.3)	2,782.4
Operating income (loss)	211.4	(0.1)	7.3	(0.2)	218.4
Interest expense and financing fee amortization	(29.1)	0.2	(2.4)	2.2	(29.1)
Interest income	8.4	—	—	(2.2)	6.2
Other income, net	2.7	—	2.5	—	5.2

Income (loss) before income taxes and equity in net loss of affiliates	193.4	0.1	7.4	(0.2)	200.7
Income tax benefit (provision)	(56.4)	—	(2.4)	—	(58.8)

Income (loss) before equity in net loss of affiliates	137.0	0.1	5.0	(0.2)	141.9
Equity in net loss of affiliates	(0.2)	—	—	—	(0.2)

Net income (loss)	$136.8	$0.1	$5.0	$(0.2)	$141.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets
September 30, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
	($ in millions)
Current assets
Cash and cash equivalents	$46.0	$—	$20.3	$—	$66.3
Accounts receivable, net	264.9	5.3	114.0	(94.2)	290.0
Current portion of long-term receivable	262.2	—	—	(262.2)	—
Inventory, net	2,324.9	9.2	145.1	—	2,479.2
Deferred tax asset, current	53.5	—	3.7	—	57.2
Other current assets	10.4	—	2.4	—	12.8

Total current assets	2,961.9	14.5	285.5	(356.4)	2,905.5
Property, plant and equipment, net	968.5	283.0	140.1	—	1,391.6
Pension assets	187.4	—	1.2	—	188.6
Deferred tax asset, non-current	81.5	—	—	—	81.5
Other assets	229.1	80.0	32.9	(261.3)	80.7

Total assets	$4,428.4	$377.5	$459.7	$(617.7)	$4,647.9

Current liabilities
Accounts payable	$378.8	$10.9	$130.4	$(94.2)	$425.9
Accrued expenses	173.1	0.1	11.1	—	184.3
Profit sharing/deferred compensation	20.8	—	1.2	—	22.0
Current portion of long-term debt	7.3	—	0.6	—	7.9
Advance payments, short-term	182.8	—	—	—	182.8
Deferred revenue, short-term	58.7	—	14.5	—	73.2
Other current liabilities	14.3	—	6.5	—	20.8

Total current liabilities	835.8	11.0	164.3	(94.2)	916.9
Long-term debt	983.6	80.0	133.2	(181.3)	1,015.5
Advance payments, long-term	665.5	—	—	—	665.5
Deferred revenue and other deferred credits	37.5	—	2.2	—	39.7
Pension/OPEB obligation	67.6	—	—	—	67.6
Deferred grant income liability	—	99.0	36.5	—	135.5
Other liabilities	106.4	—	19.9	(80.0)	46.3
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 107,120,392 shares issued	1.1	—	—	—	1.1
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 34,938,808 shares issued	0.3	—	—	—	0.3
Additional paid-in capital	978.1	188.6	73.6	(262.2)	978.1
Accumulated other comprehensive loss	(47.4)	—	(10.5)	—	(57.9)
Retained earnings	799.9	(1.1)	40.0	—	838.8

Total shareholders’ equity	1,732.0	187.5	103.1	(262.2)	1,760.4
Noncontrolling interest	—	—	0.5	—	0.5

Total equity	1,732.0	187.5	103.6	(262.2)	1,760.9

Total liabilities and shareholders’ equity	$4,428.4	$377.5	$459.7	$(617.7)	$4,647.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets
December 31, 2009

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
	($ in millions)
Current assets
Cash and cash equivalents	$317.1	$—	$51.9	$—	$369.0
Accounts receivable, net	132.5	5.2	92.5	(69.8)	160.4
Current portion of long-term receivable	136.3	—	—	(136.3)	—
Inventory, net	2,064.5	0.1	142.3	—	2,206.9
Deferred tax asset-current	46.4	—	9.4	—	55.8
Other current assets	58.9	—	1.9	—	60.8

Total current assets	2,755.7	5.3	298.0	(206.1)	2,852.9
Property, plant and equipment, net	981.4	163.4	134.5	—	1,279.3
Pension assets	171.2	—	—	—	171.2
Deferred tax asset-non-current	95.8	—	—	—	95.8
Other assets	235.7	80.0	25.9	(267.0)	74.6

Total assets	$4,239.8	$248.7	$458.4	$(473.1)	$4,473.8

Current liabilities
Accounts payable	$360.9	$10.0	$140.2	$(69.8)	$441.3
Accrued expenses	149.8	—	12.1	—	161.9
Profit sharing/deferred compensation	2.3	—	1.3	—	3.6
Current portion of long-term debt	9.1	—	—	—	9.1
Advance payments, short-term	237.4	—	—	—	237.4
Deferred revenue, short-term	90.7	—	16.4	—	107.1
Other current liabilities	17.4	—	4.4	—	21.8

Total current liabilities	867.6	10.0	174.4	(69.8)	982.2
Long-term debt	860.8	80.0	130.9	(187.0)	884.7
Advance payments, long-term	727.5	—	—	—	727.5
Deferred revenue and other deferred credits	46.0	—	—	—	46.0
Pension/OPEB obligation	62.5	—	0.1	—	62.6
Deferred grant income liability	—	91.1	38.2	—	129.3
Other liabilities	125.9	—	21.8	(80.0)	67.7
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 105,064,561 shares issued	1.0	—	—	—	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 35,669,740 shares issued	0.4	—	—	—	0.4
Additional paid-in capital	949.8	67.0	69.2	(136.2)	949.8
Accumulated other comprehensive loss	(51.9)	—	(7.8)	—	(59.7)
Retained earnings	650.2	0.6	31.1	(0.1)	681.8

Total shareholders’ equity	1,549.5	67.6	92.5	(136.3)	1,573.3
Noncontrolling interest	—	—	0.5	—	0.5

Total equity	1,549.5	67.6	93.0	(136.3)	1,573.8

Total liabilities and shareholders’ equity	$4,239.8	$248.7	$458.4	$(473.1)	$4,473.8

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
	($ in millions)
Operating activities
Net cash used in operating activities	$(213.0)	$(8.9)	$(17.1)	$—	$(239.0)

Investing Activities
Purchase of property, plant and equipment	(60.9)	(112.6)	(9.5)	—	(183.0)
Investment in subsidiary	(124.9)	—	—	124.9	—
Other	0.1	—	(0.6)	—	(0.5)

Net cash provided by (used in) investing activities	(185.7)	(112.6)	(10.1)	124.9	(183.5)

Financing Activities
Proceeds from revolving credit facility	125.0	—	—	—	125.0
Principal payments of debt	(7.7)	—	(0.3)	—	(8.0)
Collection on (repayment of) intercompany debt	5.6	—	(5.6)	—	—
Proceeds from parent company contribution	—	121.5	3.4	(124.9)	—
Debt issuance and financing costs	(0.2)	—	—	—	(0.2)
Excess tax benefits from share-based payment arrangements	4.9	—	—	—	4.9

Net cash provided by financing activities	127.6	121.5	(2.5)	(124.9)	121.7

Effect of exchange rate changes on cash and cash equivalents	—	—	(1.9)	—	(1.9)

Net decrease in cash and cash equivalents for the period	(271.1)	—	(31.6)	—	(302.7)
Cash and cash equivalents, beginning of period	317.1	—	51.9	—	369.0

Cash and cash equivalents, end of period	$46.0	$—	$20.3	$—	$66.3

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (Unaudited)
($, €, £, and RM in millions other than per share amounts)
Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended October 1, 2009

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
	($ in millions)
Operating activities
Net cash provided by (used in) operating activities	$(190.1)	$5.4	$(27.5)	$0.9	$(211.3)

Investing Activities
Purchase of property, plant and equipment	(118.0)	(32.9)	(7.1)	—	(158.0)
Proceeds from the sale of assets	0.2	—	—	—	0.2
Long-term receivable	86.5	—	—	—	86.5
Investment in subsidiary	(27.5)	—	—	27.5	—

Net cash provided by (used in) investing activities	(58.8)	(32.9)	(7.1)	27.5	(71.3)

Financing Activities
Proceeds from revolving credit facility	300.0	—	—	—	300.0
Payments on revolving credit facility	(300.0)	—	—	—	(300.0)
Proceeds from issuance of debt	293.4	—	—	—	293.4
Proceeds from governmental grants	—	—	0.7	—	0.7
Principal payments of debt	(5.7)	—	(0.1)	—	(5.8)
Collection on (repayment of) intercompany debt	(21.7)	—	21.7	—	—
Proceeds from parent company contribution	—	27.5	—	(27.5)	—
Debt issuance and financing costs	(17.2)	—	—	—	(17.2)

Net cash provided by (used in) financing activities	248.8	27.5	22.3	(27.5)	271.1

Effect of exchange rate changes on cash and cash equivalents	—	—	2.6	(0.9)	1.7

Net (decrease) in cash and cash equivalents for the period	(0.1)	—	(9.7)	—	(9.8)
Cash and cash equivalents, beginning of period	178.9	—	37.6	—	216.5

Cash and cash equivalents, end of period	$178.8	$—	$27.9	$—	$206.7

21. Subsequent Events
     On October 15, 2010, Spirit entered into Amendment No. 3 to its Second Amended and Restated Credit Agreement, dated as of November 27, 2006. As a result of the amendment, among other things, the revolving credit commitment was increased from $408.8 to $650.0 and the maturity date, with respect to $630.0 of the revolver, was extended to September 30, 2014. The maturity date for the remaining $20.0 of the revolver was subsequently extended to September 30, 2014 as a result of an assignment and acceptance agreement, dated November 1, 2010, which transferred the remaining $20.0 revolver commitment to a new revolver lender. The credit agreement amendment also extended the maturity date for $437.4 of the outstanding term loan to September 30, 2016. The maturity date for the $130.2 balance of the outstanding term loan remains at September 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report. The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (“2009 Form 10-K”), filed with the SEC on February 26, 2010. See also “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.
Recent Events
     On October 15, 2010, Spirit entered into Amendment No. 3 to its Second Amended and Restated Credit Agreement, dated as of November 27, 2006. As a result of the amendment, among other things, the revolving credit commitment was increased from $408.8 million to $650.0 million and the maturity date, with respect to $630.0 million of the revolver, was extended to September 30, 2014. The maturity date for the remaining $20.0 million of the revolver was subsequently extended to September 30, 2014 as a result of an assignment and acceptance agreement, dated November 1, 2010, which transferred the remaining $20.0 million revolver commitment to a new revolver lender. The credit agreement amendment also extended the maturity date for $437.4 million of the outstanding term loan to September 30, 2016. The maturity date for the $130.2 million balance of the outstanding term loan remains at September 30, 2013. See also “Liquidity and Capital Resources”.
     On October 7, 2010, our corporate credit rating at Standard & Poor’s Rating Services was affirmed at BB and our corporate credit rating at Moody’s Investor Service was upgraded to Ba2 from Ba3.
     On September 30, 2010, The Boeing Company (“Boeing”) announced a schedule change for the B747-8 Freighter delivery with the first delivery now expected mid-year 2011. The schedule revision will not affect our financial guidance.
     On September 28, 2010, we announced that we entered into a supply agreement with British Airways PLC whereby Spirit will supply thrust reverser, fuselage and wing components for British Airways’ fleet of Boeing aircraft.
     On September 27, 2010, we announced that GOL Linhas Aereas Inteligentes (“GOL”) selected Spirit as its exclusive provider of Next-Generation B737-700 and B737-800 CFM 56-7 thrust reverser service bulletin modifications and repair services for these models, which includes Spirit airframe and component licensed Parts Manufacturer Approval structural spare parts for its B737 and B767 fleets.
     On September 27, 2010, Mr. Nigel Wright informed us of his intention to resign from the Board of Directors of Spirit AeroSystems Holdings, Inc. as a result of his acceptance of an appointment as the Chief of Staff to the Prime Minister of Canada. Mr. Wright’s resignation took effect during the meeting of the Board of Directors held on October 26, 2010. Mr. Wright did not make this decision as the result of any disagreement with us on any matter relating to our operations, policies or practices. On October 26, 2010, the Board of Directors of Holdings elected Mr. Tawfiq Popatia to fill the vacancy on the Board created by the resignation of Mr. Wright.
     On September 22, 2010, a 10-year contract was ratified between workers represented by the International Brotherhood of Electrical Workers in Wichita, Kansas and Spirit. The union represents approximately 174 of Spirit’s hourly workers. The new agreement is effective through September 18, 2020.
     On September 16, 2010, Ronald C. Brunton, the Senior Vice President, Special Assignments, of Spirit AeroSystems Holdings, Inc. informed us of his intention to retire on December 31, 2010. Mr. Brunton has served in a variety of executive roles with Spirit, including having served as the Executive Vice President and Chief Operating Officer from June 2005 until February 2008.
     On September 16, 2010, Boeing announced a production rate increase for the Next-Generation 737 program to 38 airplanes per month beginning in the second quarter of 2013, which is an increase from 31.5 per month currently and 35 per month beginning in early 2012.
     On August 27, 2010, Boeing announced that it expects delivery of the first B787 in the middle of the first quarter of 2011. The delivery date revision follows an assessment of the availability of an engine needed for the final phases of flight testing this fall. The schedule revision will not affect Spirit’s financial guidance.

Overview
     We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the three months ended September 30, 2010 we generated net revenues of $1,002.0 million and net income of $46.4 million, and for the nine months ended September 30, 2010 we generated net revenues of $3,101.3 million and net income of $157.0 million.
     We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, the Propulsion Systems segment manufactures products at our facilities in Wichita, Kansas, and the Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma, Prestwick, Scotland, and Subang, Malaysia. We also recently constructed a fuselage assembly plant for the A350 XWB aircraft in Saint-Nazaire, France, which is expected to be operational by the end of the fourth quarter of 2010. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 26%, 25% and less than 1%, respectively, of our net revenues for the nine months ended September 30, 2010.
New Program Performance
     As described in Management’s Discussion and Analysis of Financial Condition and Results of Operations section in the Company’s 2009 Form 10-K, we are currently performing work on several new programs, which are in various stages of development. Several of these programs entered flight testing during the fourth quarter of 2009, including the Boeing B787, Gulfstream G250, and Gulfstream G650 (which includes the Rolls Royce BR725) and we have delivered revenue-generating production units for all of these programs in 2010. In addition, we are working on the new Boeing 747 derivative (the 747-8), which entered flight testing in February of 2010.
     Certain of these programs continue to pose a risk of additional charges and/or forward loss charges given the low margins that are currently forecasted and cost pressure that has continued through the third quarter of 2010. During the third quarter we recorded a $6.0 million unfavorable cumulative catch-up adjustment on our Sikorsky CH-53K contract because of additional costs required to meet test hardware schedules and we continue to see risk for cost growth on this program which has deteriorated current margins on our contract to break-even. The third quarter adjustment brought the nine month total unfavorable cumulative catch-up adjustment to $11.2 million on this program. Our estimated margin on the Rolls-Royce BR725 contract continues to be zero and no additional forward losses were recorded on our G250 wing contract during the first nine months of 2010. The G250 program is experiencing cost growth as we progress through the certification process, and we continue to evaluate various options related to the significant cost elements of this program. Unless we are able to perform at projected reduced cost levels as we enter production, we will be at significant risk of incurring additional forward losses. We are also estimating zero margins on a contract related to the wing portion of the B747-8 program. The future profitability of our B787 contract continues to depend on successfully negotiating expected recovery values on the significant claims we have submitted to Boeing. We have the legal right under our B787 contract to negotiate pricing for customer directed changes. If we do not recover the expected values associated with these claims, or find offsetting cost reductions, it could result in the recognition of a forward loss on our B787 contract.
     The next six to twelve months will be a critical time for these programs as we manufacture the initial units and establish baseline performance for the recurring cost structure. If we are not able to achieve anticipated productivity and cost improvements, or if external factors such as market demand trend unfavorably, additional charges, including forward loss reserves, may be recorded in future periods.

2010 Outlook
     We expect the following results, or ranges of results, for the year ending December 31, 2010:

	2010 Outlook	2009 Actuals
Revenues	$4.0-$4.1 billion	$4.1 billion
Earnings per share, fully diluted	$1.50- $1.60 per share	$1.37 per share
Effective tax rate	~27%	29.7%
Cash flow from operations	~$75 million	$(14) million
Capital expenditures	~$325 million	$228 million
Customer reimbursement	n/a	$115 million
     Our 2010 outlook is based on the following market assumptions:
•	Our revenue guidance for the full-year 2010 has been updated to reflect movement of certain production units and non-production contract settlements out of 2010. We now expect our 2010 revenues to be between $4.0 and $4.1 billion based on Boeing’s 2010 delivery guidance of 460 aircraft; anticipated B787 deliveries; expected Airbus deliveries in 2010 of approximately 500 aircraft; internal Spirit forecasts for non-OEM production activity and other customers; and foreign exchange rates consistent with those in the third quarter of 2010.

•	Fully diluted earnings per share guidance for 2010 has been updated and is now expected to be between $1.50 and $1.60 per share, as the impact of the IAM Early Retirement Program and Sikorsky cumulative catch-up adjustment moves us to the mid to lower end of our previous earnings per share guidance range.

•	We expect our effective tax rate to be approximately 27% for 2010, assuming approximately a 2.5% tax rate benefit attributable to extending the U.S. Research Tax Credit.

•	We expect our 2010 cash flow from operations, less capital expenditures, to be approximately a $(250) million use of cash in the aggregate, including capital expenditures of approximately $325 million.

•	Customer reimbursements concluded in December 2009.

•	Risks to our financial guidance include, among other factors: higher than forecasted nonrecurring and recurring costs on our development programs; mid-range business jet market risks; our ability to achieve anticipated productivity and cost improvements; and the ability to resolve significant B787 program claims with Boeing.

Results of Operations

	Three Months	Three Months	Percentage	Nine Months	Nine Months	Percentage
	Ended	Ended	Change to	Ended	Ended	Change to
	September 30,	October 1,	Prior	September 30,	October 1,	Prior
	2010	2009	Year	2010	2009	Year
	($ in millions)
Net revenues	$1,002.0	$1,053.8	(5%)	$3,101.3	$3,000.8	3%.
Operating costs and expenses
Cost of sales	868.5	878.3	(1%)	2,689.2	2,637.2	2%
Selling, general and administrative	38.5	30.5	26%	115.9	103.6	12%
Research and development	12.6	14.0	(10%).	35.1	41.6	(16%)

Total costs and expenses	919.6	922.8	<(1%)	2,840.2	2,782.4	2%
Operating income	82.4	131.0	(37%)	261.1	218.4	20%
Interest expense and financing fee amortization	(12.8)	(10.2)	25%.	(40.6)	(29.1)	39%
Interest income	—	1.6	N.A.	0.2	6.2	N.A.
Other income, net	2.5	(0.5)	N.A.	(0.3)	5.2	N.A.

Income before income taxes	72.1	121.9	(41%)	220.4	200.7	10%
Income tax provision	(25.4)	(34.4)	(26%)	(62.8)	(58.8)	7%

Income before equity in net loss of affiliate	46.7	87.5	(47%)	157.6	141.9	11%
Equity in net loss of affiliate	(0.3)	(0.2)	50%	(0.6)	(0.2)	200%

Net income	$46.4	$87.3	(47%)	$157.0	$141.7	11%

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
     Comparative ship set deliveries by model are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended October 1,	Ended September 30,	Ended October 1,
Model	2010	2009	2010	2009
B737	93	93	283	263
B747	2	3	6	7
B767	3	3	10	9
B777	14	21	53	63
B787	4	2	13	6

Total Boeing	116	122	365	348
A320 Family	75	94	272	300
A330/340	5	28	53	77
A380	7	5	13	7

Total Airbus	87	127	338	384
Hawker 800 Series	4	6	13	37

Total	207	255	716	769

     Net revenues by prime customer are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	October 1,	September 30,	October 1,
Prime customer	2010	2009	2010	2009
		(in millions)
Boeing	$853.7	$897.4	$2,650.8	$2,558.2
Airbus	104.3	124.0	319.0	322.2
Sikorsky	7.1	8.9	28.6	32.2
Hawker Beechcraft	1.4	2.9	3.8	10.5
Other	35.5	20.6	99.1	77.7

Total net revenues	$1,002.0	$1,053.8	$3,101.3	$3,000.8

Results of Operations for the Three Months Ended September 30, 2010 as Compared to Three Months Ended October 1, 2009
     Net Revenues. Net revenues for the three months ended September 30, 2010 were $1,002.0 million, a decrease of $51.8 million, or 5%, compared with net revenues of $1,053.8 million for the same period in the prior year. The decrease in net revenues was primarily driven by fewer large commercial aircraft deliveries and lower non-production revenues in the third quarter of 2010 as compared to the same period in the prior year. In addition, the weakening dollar resulted in a $5.8 million decrease in the value of net revenues from Spirit Europe for 2010. Deliveries to Boeing decreased 5% to 116 ship sets during the third quarter of 2010 as compared to 122 ship sets delivered for the same period in the prior year, as unit deliveries of the B777 dropped by seven ship sets driven by customer delivery schedule, partially offset by an increase in deliveries of the B787 ship sets as that program continues to ramp up in production. In addition, deliveries to Airbus decreased 31% to 87 ship sets during the third quarter of 2010 as compared to 127 ship sets for the same period in the prior year due to a 2010 customer delivery re-phasing at Spirit Europe which reduced third quarter A320 deliveries. Airbus unit deliveries decreased at a higher rate than revenues due to model mix as a lower percentage of deliveries in the current year period were lower-priced A330 aircraft. In total, ship set deliveries decreased 19% to 207 ship sets during the third quarter of 2010 as compared to 255 ship sets for the same period in the prior year. Approximately 96% of Spirit’s net revenue for the third quarter of 2010 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 87% for the three months ended September 30, 2010 compared to 83% for the same period in the prior year. The increase in 2010 was primarily due to lower profitability on follow-on production blocks that generally began in the fourth quarter of 2009 and the impact of a $6.5 million charge for the early retirement incentive included in the recent ten-year agreement with the International Association of Machinists and Aerospace Workers (IAM), the labor union that represents the largest number of Spirit employees. During the third quarter of 2010, we updated our contract profitability estimates resulting in an unfavorable cumulative catch-up adjustment of $4.2 million, primarily driven by additional costs required to meet test hardware schedules on the Sikorsky CH-53K program, partially offset by favorable cost performance trends on mature programs. In the third quarter of 2009, we recognized a favorable cumulative catch-up adjustment of $1.5 million.
     In January 2010, we adopted a change in accounting estimate which extended the useful lives of certain assets. The effect of this change was a decrease in depreciation charges of $4.2 million to inventory for the quarterly period ended September 30, 2010, which will eventually flow through cost of sales following the process for contract accounting.
     Selling, General and Administrative. SG&A expenses as a percentage of net revenues were 4% for the three months ended September 30, 2010 compared to 3% for the same period in the prior year. This increase was primarily driven by additional SG&A expenses incurred as we expand our global footprint to Malaysia, North Carolina and France. In addition, we recognized $1.5 million in stock compensation expense, as compared to $0.6 million during the third quarter of 2009.
     Research and Development. R&D costs as a percentage of net revenues were approximately 1% for each of the three month periods ended September 30, 2010 and October 1, 2009. R&D expense decreased $1.4 million compared to the third quarter of 2009 due to the completion of certain A350 related R&D work in 2009.
     Operating Income. Operating income for the three months ended September 30, 2010 was $82.4 million, a decrease of $48.6 million, compared to operating income of $131.0 million for the same period in the prior year. Operating margins for 2010 decreased primarily due to lower commercial aircraft delivery volumes and lower non-production revenues as well as reduced profitability on follow-on production blocks as compared to 2009. Operating margins also reflect an increase in SG&A expenses due to our global expansion.
     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the third quarter of 2010 includes $11.2 million of interest and fees paid or accrued in connection with long-term debt and $1.6 million in amortization of deferred financing costs, as compared to $8.3 million of interest and fees paid or accrued in connection with long-term debt and $1.9 million in amortization of deferred financing costs for the same period in the prior year. The increase in interest expense in the third quarter of 2010 was primarily driven by interest on the senior unsecured notes issued in the third quarter of 2009, partially offset by lower LIBOR rates on the floating portion of our Term B loan. The decrease in deferred financing costs was the result of the full amortization of the non-extended portion of our revolving credit facility.
     Interest Income. Interest income for the third quarter of 2010 was zero, as compared to $1.6 million for the same period in the prior year, which reflected $1.3 million of accretion from the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the acquisition of Boeing’s operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). The last of these payments for capital reimbursement was made by Boeing to the Company in 2009.
     Other Income (Expense). Other income for the third quarter of 2010 was $2.5 million as compared to an expense of $(0.5) million for the same period in the prior year. Other income includes foreign exchange gains of $1.2 million due to changes in foreign exchange rates as compared to foreign exchange losses of $(1.5) million for the same period in the prior year. The increase in income was driven primarily by the effect of foreign currency exchange rates on the intercompany payable from Spirit Europe to Spirit related to our A350 program as well as trade payables and borrowings. Should these balances increase, they will be more susceptible to changes in exchange rates.
     Provision for Income Taxes. The income tax provision for the third quarter of 2010 consisted of $21.3 million for federal income taxes and $0.2 million for state taxes and $3.9 million for foreign taxes. The 35.2% effective tax rate for the three months ended September 30, 2010 differs from the 28.2% effective tax rate for the same period last year primarily due to the Research Credit expiring on December 31, 2009 and differences between Research Credit on returns filed and year-end estimates.
     Segments. The following table shows comparable segment revenues and segment operating income before unallocated expenses for the three months ended September 30, 2010 compared to the three months ended October 1, 2009:

	Three Months Ended	Three Months Ended
	September 30, 2010	October 1, 2009
	($ in millions)
Segment Revenues
Fuselage Systems	$484.6	$525.9
Propulsion Systems	252.6	266.2
Wing Systems	263.9	257.3
All Other	0.9	4.4

	$1,002.0	$1,053.8

Segment Operating Income
Fuselage Systems	$67.6	$95.2
Propulsion Systems	30.6	35.3
Wing Systems	25.9	26.6
All Other	(0.1)	1.0

	124.0	158.1
Unallocated corporate SG&A	(34.4)	(26.7)
Unallocated research and development	(0.7)	(0.4)
Unallocated cost of sales (1)	(6.5)	—

Total operating income	$82.4	$131.0

(1)	Charges in the third quarter of 2010 related to early retirement incentives for represented members of the IAM who made elections to retire by September 2010.
     Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 25%, 26% and 1% respectively, of our net revenues for the quarter ended September 30, 2010. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 54%, 25%, 21% and less than 1%, respectively, of our segment operating income before unallocated expenses for the quarter ended September 30, 2010.

     Fuselage Systems. Fuselage Systems segment net revenues for the three months ended September 30, 2010 were $484.6 million, a decrease of $41.3 million, or 8%, as compared to the same period in the prior year. The decrease in net revenues was primarily driven by lower twin-aisle production volumes and lower non-production revenues in 2010. Fuselage Systems posted segment operating margins of 14% for the third quarter of 2010, down from 18% for the same period of 2009. During the third quarter of 2010, the segment realized an unfavorable cumulative catch-up adjustment of $4.0 million primarily driven by additional costs required to meet test hardware schedules on the Sikorsky CH-53K program, partially offset by favorable performance on mature programs. Comparatively, a favorable cumulative catch-up adjustment of $4.0 million was realized during the third quarter of 2009. In addition, current quarter margins reflect lower overall margins on follow-on production blocks as compared to 2009.
     Propulsion Systems. Propulsion Systems segment net revenues for the third quarter of 2010 were $252.6 million, a decrease of $13.6 million, or 5%, as compared to the same period in the prior year. The decrease in net revenues was primarily driven by lower twin-aisle production volumes in 2010. Propulsion Systems posted segment operating margins of 12% for the third quarter of 2010 as compared to 13% for the same period of 2009 as current quarter margins continued to reflect lower overall margins on follow-on production blocks as compared to 2009.
     Wing Systems. Wing Systems segment net revenues for the third quarter of 2010 were $263.9 million, an increase of $6.6 million, or 3%, as compared to the same period in the prior year. This reflects additional revenues related to assertion settlement for production units, partially offset by a 2010 customer delivery re-phasing by Spirit Europe which reduced third quarter A320 deliveries significantly, and fewer A330 deliveries. Wing Systems segment operating margins were slightly lower quarter over quarter.
     All Other. All Other net revenues consist of sundry sales and miscellaneous services, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. All Other segment net revenues for the third quarter of 2010 were $0.9 million, a decrease of $3.5 million, or 80%, as compared to the same period in the prior year. The decrease in net revenues was primarily driven by a decrease in third party tooling sales during the third quarter of 2010 as compared to the same period in the prior year.
Results of Operations for the Nine Months Ended September 30, 2010 as Compared to the Nine Months Ended October 1, 2009
     Net Revenues. Net revenues for the nine months ended September 30, 2010 were $3,101.3 million, an increase of $100.5 million, or 3%, compared with net revenues of $3,000.8 million for the same period in the prior year. The increase in net revenues is primarily attributable to an increase in ship set deliveries in 2010 for the Boeing B737 as compared to 2009 as the lingering effects of the IAM strike at Boeing impacted first quarter 2009 deliveries, as well as increased deliveries for the B787. Favorable volume-based pricing adjustments of $38.6 million were recorded in the first nine months of 2009 as a result of lower deliveries due to the IAM strike at Boeing as compared with $5.2 million of such adjustments recorded during the same period of 2010. The strengthening dollar during the first nine months of 2010 resulted in a $3.5 million decrease in the value of net revenues from Spirit Europe. Deliveries to Boeing increased by 5% to 365 ship sets during the first nine months of 2010 compared to 348 ship sets delivered for the same period in the prior year, mostly due to increases in B737 and B787 ship set deliveries, partially offset by a decrease in unit deliveries of the B777 driven by customer delivery schedule. In total, ship set deliveries decreased 7% to 716 ship sets during the first nine months of 2010 compared to 769 ship sets for the same period in the prior year primarily attributable to a 2010 customer delivery re-phasing at Spirit Europe which reduced third quarter A320 deliveries and reduced deliveries of Hawker and A330 ship sets which are not a significant source of revenue, partially offset by increased Boeing deliveries. Approximately 96% of Spirit’s net revenue for the first nine months of 2010 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 87% for the nine months ended September 30, 2010 as compared to 88% for the same period in the prior year. The decrease in 2010 is primarily due to the absence of unusual charges recorded in 2009 of $103.9 million related to a forward loss on our G250 contract and Cessna Citation Columbus program termination, as well as an unfavorable cumulative catch-up adjustment of $37.7 million. During the first nine months of 2010, we recorded expenses of approximately $18.9 million associated with the shares granted to eligible IAM-represented employees at the ratification of a new ten-year agreement on June 25, 2010 and $6.5 million in early retirement incentives accepted by employees in the third quarter in accordance with the new ten-year contract. During the first nine months of 2010, we updated our contract profitability estimates resulting in an unfavorable cumulative catch-up adjustment of $10.2 million driven by a $5.2 million charge on our Hawker Beechcraft 850XP contract related to the decision to exit the program and a $6.0 million unfavorable cumulative catch-up adjustment on our Sikorsky CH-53K contract as a result of additional costs required to meet test hardware schedules, partially offset by favorable cost performance trends on mature programs. After consideration of these specific charges, we continue to experience lower profitability on follow-on production blocks that began in the fourth quarter of 2009.

     In January 2010, we adopted a change in accounting estimate which extended the useful lives of certain assets. The effect of this change was a decrease in depreciation charges of $10.4 million to inventory for the nine months ended September 30, 2010, which will eventually flow through cost of sales following the process for contract accounting.
     Selling, General and Administrative. SG&A as a percentage of net revenues was 4% for the nine months ended September 30, 2010 compared to 3% for the same period in the prior year. SG&A expense increased $12.3 million, or 12%, primarily due to early retirement incentives offered in 2010, as well as additional SG&A expenses incurred as we expand our global footprint to Malaysia, North Carolina and France. In addition, we recognized $5.6 million in stock compensation expense during the nine months ended September 30, 2010, as compared to $6.4 million during the same period in the prior year.
     Research and Development. R&D costs as a percentage of net revenues were approximately 1% for each of the nine month periods ended September 30, 2010 and October 1, 2009. R&D expense decreased $6.5 million as compared to the first nine months of 2009 due to the completion of certain A350 related R&D work in 2009.
     Operating Income. Operating income for the nine months ended September 30, 2010 was $261.1 million, an increase of $42.7 million, or 20%, compared to operating income of $218.4 million for the same period in the prior year. Operating income increased in 2010 primarily due to the absence of charges similar in nature to those recorded in the second quarter of 2009, that are discussed above, partially offset by the decrease in volume-based pricing adjustments from the first nine months of 2009, the stock award charge recorded in 2010 related to the ratification by IAM-represented employees of a new ten-year agreement as well as charges associated with the early retirement incentives offered in 2010 as part of that contract. Operating margins continued to reflect the reduced profitability on follow-on production blocks as compared with 2009.
     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the nine months ended September 30, 2010 includes $34.9 million of interest expense associated with long-term debt and $5.7 million in amortization of deferred financing costs, as compared to $24.5 million of interest expense associated with long-term debt and $4.6 million in amortization of deferred financing costs for the same period in the prior year. In June 2009, the Company amended its credit facility which resulted in an increase in amortized deferred financing costs. The increase in interest expense in the first nine months of 2010 was primarily driven by interest on the senior unsecured notes issued in the third quarter of 2009 partially offset by interest incurred on the drawn portion of the revolver in 2009.
     Interest Income. Interest income for the nine months ended September 30, 2010 was $0.2 million, as compared to $6.2 million for the same period in the prior year, which included $5.8 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition. The last of these payments for capital reimbursement was made by Boeing to the Company in 2009.
     Other Income (Expense). Other income (expense) for the first nine months of 2010 included expense of $(3.9) million due to changes in foreign exchange rates on intercompany activity and borrowings, as compared to income of $2.4 million for the same period in the prior year. The increase in expense was driven primarily by the intercompany payable from Spirit Europe to Spirit related to our A350 program as well as trade payables and borrowings. Should these balances increase, they will be more susceptible to changes in exchange rates.
     Provision for Income Taxes. The income tax provision for the nine months ended September 30, 2010 includes $60.5 million for federal income taxes, $(1.7) million for state taxes and $4.0 million for foreign taxes. The income tax provision for the nine months ended October 1, 2009 includes $55.6 million for federal income taxes, $0.6 million for state taxes and $2.6 million for foreign taxes. The 28.5% effective tax rate for the nine months ended September 30, 2010 differs from the 29.3% effective tax rate for the same period last year primarily due to settling the 2005 & 2006 U.S. federal examination, partially offset by the expiration of the Research Credit on December 31, 2009.

     Segments. The following table shows comparable segment revenues and segment operating income before unallocated expenses for the nine months ended September 30, 2010 compared to the nine months ended October 1, 2009:

	Nine Months Ended	Nine Months Ended
	September 30, 2010	October 1, 2009
	($ in millions)
Segment Net Revenues
Fuselage Systems	$1,516.0	$1,497.6
Propulsion Systems	799.0	772.1
Wing Systems	779.7	712.9
All Other	6.6	18.2

	$3,101.3	$3,000.8

Segment Operating Income (Loss)
Fuselage Systems	$224.4	$229.4
Propulsion Systems	97.6	97.2
Wing Systems	73.1	(12.7)
All Other	(2.3)	(1.0)

	392.8	312.9
Unallocated corporate SG&A	(104.1)	(92.9)
Unallocated research and development	(2.2)	(1.6)
Unallocated cost of sales (1)	(25.4)	—

Total operating income	$261.1	$218.4

(1)	Charges in the nine months ended September 30, 2010 are related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010 and early retirement incentives for represented members of the IAM who made elections to retire by September 2010.
     Segment operating income before unallocated expenses for the nine months ended October 1, 2009 included several unusual charges, including a $93.0 million forward-loss charge for the Gulfstream G250 business jet program, an unfavorable cumulative catch-up adjustment of $39.0 million, the $10.9 million impact of the Cessna Citation Columbus program termination, and increased R&D spending on new programs. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 26%, 25% and less than 1%, respectively, of our net revenues for the nine months ended September 30, 2010. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 57%, 25%, 19% and (1%), respectively, of our segment operating income before unallocated expenses for the nine months ended September 30, 2010.
     Fuselage Systems. Fuselage Systems segment net revenues for the nine months ended September 30, 2010 were $1,516.0 million, an increase of $18.4 million, or 1%, as compared to the same period in the prior year. This reflects an increase in deliveries of B737 and B787 ship sets, partially offset by a decrease in deliveries of B777 ship sets, as compared to the same period in the prior year. Fuselage Systems posted segment operating margins of 15% for each of the nine month periods ended September 30, 2010 and October 1, 2009. Lower overall margins on follow-on production blocks impacted segment operating margins in the first nine months of 2010, while a $10.9 million charge for the Cessna Citation Columbus program termination and an unfavorable cumulative catch-up of $19.6 million were recorded in the first nine months of 2009. During the first nine months of 2010, the segment realized an unfavorable cumulative catch-up adjustment of $6.8 million, primarily driven by additional costs required to meet test hardware schedules on the Sikorsky CH-53K program, partially offset by favorable performance on mature programs.
     Propulsion Systems. Propulsion Systems segment net revenues for the nine months ended September 30, 2010 were $799.0 million, an increase of $26.9 million, or 4%, as compared to the same period in the prior year. This reflects an increase in deliveries of B737 and B787 ship sets, partially offset by a decrease in deliveries of B777 ship sets, as compared to the same period in the prior year. Propulsion Systems posted segment operating margins of 12% for the nine months ended September 30, 2010 as compared to 13% for the same period in the prior year. Lower overall margins on follow-on production blocks impacted segment operating margin in the first nine months of 2010, while an unfavorable cumulative catch-up adjustment of $15.7 million was recorded in the first nine months of 2009.
     Wing Systems. Wing Systems segment net revenues for the nine months ended September 30, 2010 were $779.7 million, an increase of $66.8 million, or 9%, as compared to the same period in the prior year. This reflects an increase in revenues related to engineering and development work on our new programs, partially offset by 2010 customer delivery re-phasing by Spirit Europe which reduced A320 quarter deliveries significantly, and fewer A330 deliveries. Wing Systems posted operating margins of 9% for the first nine months of

2010, as compared to (2%) for the same period in the prior year, primarily due to $90.5 million forward loss charge on the G250 contract and an unfavorable cumulative catch-up adjustment of $2.4 million recorded in the first nine months of 2009.
     All Other. All Other net revenues consist of sundry sales and miscellaneous services, tooling contracts, and revenues from the KIESC. All Other segment net revenues for the nine months ended September 30, 2010 were $6.6 million, a decrease of $11.6 million, or 64%, as compared to the same period in the prior year. The decrease in net revenues was primarily driven by decrease in third party tooling sales. The All Other segment recorded negative operating margins in both years due to an additional forward loss charge on a tooling contract for the G250 program of $2.5 million in the first nine months of 2009.
Cash Flow
Nine Months Ended September 30, 2010 as Compared to Nine Months Ended October 1, 2009
     Operating Activities. For the nine months ended September 30, 2010, we had a net cash outflow of $239.0 million from operating activities, an increase of $27.7 million compared to a net cash outflow of $211.3 million for the same period in the prior year. The increase in cash used in operations in 2010 was primarily due to lower overall profitability on our current contract accounting blocks which began in the fourth quarter of 2009, increased use of cash to produce more 787 units and lower receipts of deferred revenue. This result was partially offset by a reduced rate of growth in working capital as compared with the first nine months of 2009, as the $136.9 million of unusual charges recorded in the second quarter of 2009 had a favorable impact on working capital in the prior year. This improvement was the result of the slowing of new program inventory growth on programs other than B787 (which is ramping up production), partially offset by a decline in accounts receivable and a slight decline in accounts payable and accrued liabilities in the first three quarters of 2010. In 2009, we benefited from a change in accounts payable terms which occurred in the first quarter of 2009. Our overall trend of inventory growth is driven primarily by our contractually required investments in new programs which include the Boeing B787, Gulfstream G250 and G650, Airbus A350 XWB, Sikorsky CH-53K and Rolls Royce BR725 programs. The contracts for these new programs accounted for an increase in inventory in the first nine months of 2010 of $348.7 million as compared to an increase of $386.2 million in the first nine months of 2009. We expect these programs will continue to drive inventory growth as we incur additional up-front costs to produce initial units, which traditionally have a higher cost. The mature Boeing and Airbus program inventories decreased $7.6 million in the first nine months of 2010 as compared with a $94.0 million increase for these contracts in the same period of 2009. In the first nine months of 2010, inventory balances decreased $68.8 million on remaining programs, including non-program specific inventory, as compared to a decrease in inventory balances of $53.8 million for the same period in the prior year.
     As a component of the increase in inventory, the amount related to the B787 program increased by $179.0 million in the first nine months of 2010 compared to an increase of $120.4 million in the first nine months of 2009. Deferred production balances increased by $193.4 million in the first nine months of 2010 compared to $145.5 million in the first nine months of 2009 as a result of delivery of thirteen B787 ship sets in the first nine months of 2010 as compared to six in the first nine months of 2009. Deferred production per unit also decreased reflecting the decreasing manufacturing cost per unit. Deferred production costs represent the deferral of excess-over-average costs over the production block. The revenue we recognized upon delivery of B787 ship sets in both the first nine months of 2010 and 2009 did not result in cash receipts, resulting instead in the liquidation of customer advances. This will continue until cash payments for the B787 units resume, prior to the delivery of the 50th unit. Additionally, increases in inventory related to the B787 will continue to consume incremental amounts of cash until the cost to build a ship set falls below the ship set price recognized at delivery.
     Investing Activities. For the nine months ended September 30, 2010, we had a net cash outflow of $183.5 million from investing activities, an increase in outflow of $112.2 million as compared to a net cash outflow of $71.3 million for the same period in the prior year. The primary driver in the increased use of cash between periods was the final payment of the long-term receivable from Boeing in December 2009, which resulted in a cash benefit of $86.5 million in the first nine months of 2009 with no corresponding benefit in the first nine months of 2010. During the first nine months of 2010, we invested $183.0 million in property, plant and equipment, software and program tooling, which was $25.0 million higher than during the same period in the prior year, as we continue to invest in the set-up of our facilities in Kinston, North Carolina and Saint-Nazaire, France.
     Financing Activities. For the nine months ended September 30, 2010, we had a net cash inflow of $121.7 million from financing activities, a decrease in cash flow of $149.4 million, compared to a net cash inflow of $271.1 million for the same period in the prior year. During the first nine months of 2009, we received $293.4 million in net proceeds from our bond offering, which we used in part to repay $200.0 million of outstanding loans under our revolving credit facility. We also incurred debt issuance and financing costs in 2009 related to the bond offering. As of September 30, 2010, we had $125.0 million of outstanding borrowings under our revolving credit facility. Principal debt payments made in 2010 include $4.4 million of scheduled payments on our Term B loan, capital lease payments of $3.2 million, and $0.4 million for other borrowings.

Liquidity and Capital Resources
     Liquidity, or access to cash, is an important factor in determining our financial stability. The primary sources of our liquidity include cash from operations, which may include advance payments and payments from customers, borrowing capacity through our credit facilities, and governmental grants. Our liquidity requirements and working capital needs depend on a number of factors, including delivery rates and payment terms under our contracts, the level of research and development expenditures related to new programs, capital expenditures, growth and contractions in the business cycle, contributions to our union-sponsored benefit plans and interest and debt payments. During the nine months ended September 30, 2010, we had a net cash outflow of $239.0 million from operating activities.
     Our ability to make scheduled payments of principal, or to pay the interest on, or to refinance, our indebtedness, or to fund non-acquisition related capital expenditures and research and development efforts, will depend on our ability to generate cash in the future. This is subject, in part, to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. Based on our current levels of operations and absent any disruptive events, including, but not limited to unplanned non-recurring costs, management believes that internally generated funds, advance payments and payments from customers, government grants and borrowings available under our revolving credit facility should provide sufficient resources to finance our operations, non-acquisition related capital expenditures, research and development efforts and long-term indebtedness obligations for at least the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowing will be available to us under our credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. If we cannot generate sufficient cash flow, we may need to refinance all or a portion of our indebtedness on or before maturity. Also, to the extent we accelerate our growth plans, consummate acquisitions or have lower than anticipated sales or increases in expenses, we may need to raise additional capital. In particular, increased working capital needs occur whenever we consummate acquisitions, invest in new product development or experience increased demand for our products. We cannot assure you that we will be able to raise additional capital on commercially reasonable terms or at all.
     We ended the first nine months of 2010 with cash and cash equivalents of $66.3 million, a decrease of $302.7 million, compared to cash and cash equivalents of $369.0 million at December 31, 2009. We maintain bank accounts with highly rated financial institutions and from time to time we invest excess cash in AAA-rated money market funds.
     The Company is a party to a credit agreement that consists of a senior secured term loan, and a senior secured revolving credit facility. As of September 30, 2010, the outstanding balance of the term loan was $567.6 million. Our revolving credit facility is a significant source of liquidity for our business. On October 15, 2010, Spirit entered into Amendment No. 3 to the credit agreement. As a result of the amendment, among other things, the revolving credit commitment was increased from $408.8 million to $650.0 million and the maturity date, with respect to $630.0 million of the revolver, was extended to September 30, 2014. The maturity date for the remaining $20.0 million of the revolver was subsequently extended to September 30, 2014 as a result of an assignment and acceptance agreement, dated November 1, 2010, which transferred the remaining $20.0 million revolver commitment to a new revolver lender. The credit agreement amendment also extended the maturity date for $437.4 million of the outstanding term loan to September 30, 2016. The maturity date for the $130.2 million balance of the outstanding term loan remains at September 30, 2013. As of September 30, 2010, Spirit had $125.0 million of outstanding borrowings under the revolving credit facility and $19.0 million of letters of credit outstanding. The entire asset classes of Spirit, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility. As of September 30, 2010, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement.
     On September 30, 2009, Spirit issued $300.0 million of its 7 1/2% Senior Notes due October 1, 2017 (the “Notes”), with interest payable on April 1 and October 1 of each year, beginning April 1, 2010. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the Notes was $294.0 million as of September 30, 2010.
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
     We currently have manufacturing capacity to produce ship sets at the rates we have committed to our customers. We have additional capacity on some of our products, but our capacity utilization on the fuselages for the B737 is approximately 95% at our current production rate. This capacity utilization rate is based on five days per week, three shifts per day operations. Our supply agreements typically have maximum production rates. If a customer requests that we increase production rates above these stated maximum levels, additional negotiation would be required to determine whether we or our customer would bear the cost of any capital expenditures, tooling and non-recurring engineering required as a result of such production rate increases.
     On October 7, 2010, our corporate credit rating at Standard & Poor’s Rating Services was affirmed at BB and our corporate credit rating at Moody’s Investor Service was upgraded to Ba2 from Ba3.
     Our U.S. pension plan was fully funded at December 31, 2009. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan.
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
     Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:
•	our ability to continue to grow our business and execute our growth strategy, including the timing and execution of new programs;

•	our ability to perform our obligations and manage costs related to our new commercial and business aircraft development programs and the related recurring production;

•	potential reduction in the build rates of certain Boeing aircraft including, but not limited to, the B737 program, the B747 program, the B767 program and the B777 program, and build rates of the Airbus A320 and A380 programs, which could be negatively impacted by continuing weakness in the global economy and economic challenges facing commercial airlines, and by a lack of business and consumer confidence and the impact of continuing instability in the global financial and credit markets, including, but not limited to, sovereign debt concerns in Europe;

•	the inability to resolve significant claims with Boeing related to non-recurring and recurring costs on the B787 program;

•	declining business jet manufacturing rates and customer cancellations or deferrals as a result of the weakened global economy;

•	the success and timely execution of key milestones such as certification and delivery of Boeing’s new B787 and Airbus’ new A350 XWB aircraft programs, including receipt of necessary regulatory approvals and customer adherence to their announced schedules;

•	our ability to enter into supply arrangements with additional customers and the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing and Airbus, our two major customers, and other customers and the risk of nonpayment by such customers;

•	any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals or reduced orders by their customers or from labor disputes or acts of terrorism;

•	any adverse impact on the demand for air travel or our operations from the outbreak of diseases or epidemic or pandemic outbreaks;

•	returns on pension plan assets and impact of future discount rate changes on pension obligations;

•	our ability to borrow additional funds or refinance debt;

•	competition from original equipment manufacturers and other aerostructures suppliers;

•	the effect of governmental laws, such as U.S. export control laws, the Foreign Corrupt Practices Act, environmental laws and agency regulations, both in the U.S. and abroad;

•	the cost and availability of raw materials and purchased components;

•	our ability to successfully extend or renegotiate our primary collective bargaining contracts with our labor unions;

•	our ability to recruit and retain highly skilled employees and our relationships with the unions representing many of our employees;

•	spending by the U.S. and other governments on defense;

•	the possibility that our cash flows and borrowing facilities may not be adequate for our additional capital needs or for payment of interest on and principal of our indebtedness and the possibility that we may be unable to borrow additional funds or refinance debt;

•	our exposure under our revolving credit facility to higher interest payments should interest rates increase substantially;

•	the outcome or impact of ongoing or future litigation and regulatory actions; and

•	our exposure to potential product liability and warranty claims.
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
Evaluation of Disclosure Controls and Procedures
     Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of September 30, 2010, and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     There were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the third quarter of 2010.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     Information regarding any recent material developments relating to our legal proceedings since the filing of our 2009 Form 10-K is included in Note 17 to our condensed consolidated financial statements included in Part I of this Quarterly Report and is incorporated herein by reference.

Item 1A.	Risk Factors
     In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors”, in our 2009 Form 10-K, which could materially affect our business, financial condition or results of operations. There have been no material changes to the Company’s risk factors previously disclosed in our 2009 Form 10-K.

Item 6.	Exhibits

Article I. Exhibit
Number	Section 1.01 Exhibit
4.1*	Supplemental Indenture, dated as of August 11, 2010.

10.1	Amendment No. 3 to its Second Amended and Restated Credit Agreement, dated as of November 27, 2006 (1).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-33160), filed with the SEC on October 20, 2010, Exhibit 10.1

*	Filed herewith

**	Furnished herewith

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Philip D. Anderson Philip D. Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 5, 2010