Form 10-K
period 2010-12-31
Spirit AeroSystems Holdings, Inc.
filed 2011-02-22
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the class A common stock on July 1, 2010, as reported on the New York Stock Exchange was approximately $2,022,363,097.

As of February 16, 2011, the registrant had outstanding 107,376,743 shares of class A common stock, $0.01 par value per share, and 34,781,526 shares of class B common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Report are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” that may involve many risks and uncertainties. Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

•	our ability to continue to grow our business and execute our growth strategy, including the timing and execution of new programs;

•	our ability to perform our obligations and manage costs related to our new commercial and business aircraft development programs and the related recurring production;

•	potential reduction in the build rates of certain Boeing aircraft including, but not limited to, the B737 program, the B747 program, the B767 program, the B777 program and the B787 program, and build rates of the Airbus A320, A350 and A380 programs, which could be negatively impacted by continuing weakness in the global economy and economic challenges facing commercial airlines, and by a lack of business and consumer confidence and the impact of continuing instability in the global financial and credit markets, including, but not limited to, sovereign debt concerns in Europe;

•	our ability to reach a final settlement agreement with Boeing related to non-recurring and recurring costs on the B787 program;

•	declining business jet manufacturing rates and customer cancellations or deferrals as a result of the weakened global economy;

•	the success and timely execution of key milestones such as certification and delivery of Boeing’s new B787 and Airbus’ new A350 XWB (Xtra Wide-Body) aircraft programs, including receipt of necessary regulatory approvals and customer adherence to their announced schedules;

•	our ability to enter into supply arrangements with additional customers and the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing and Airbus, our two major customers, and other customers and the risk of nonpayment by such customers;

•	any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals or reduced orders by their customers or from labor disputes or acts of terrorism;

•	any adverse impact on the demand for air travel or our operations from the outbreak of diseases or epidemic or pandemic outbreaks;

•	returns on pension plan assets and the impact of future discount rate changes on pension obligations;

•	our leverage, including variable rate debt, and our ability to borrow additional funds or refinance debt;

•	competition from original equipment manufacturers and other aerostructures suppliers;

•	the effect of governmental laws, such as U.S. export control laws, the Foreign Corrupt Practices Act, environmental laws and agency regulations, both in the U.S. and abroad;

•	the cost and availability of raw materials and purchased components;

•	our ability to successfully extend or renegotiate our primary collective bargaining contracts with our labor unions;

•	our ability to recruit and retain highly skilled employees and our relationships with the unions representing many of our employees;

•	spending by the U.S. and other governments on defense;

•	the possibility that our cash flows and borrowing facilities may not be adequate for our additional capital needs or for payment of interest on and principal of our indebtedness;

•	our exposure under our existing senior secured revolving credit facility to higher interest payments should interest rates increase substantially;

•	the effectiveness of our interest and foreign currency hedging programs;

•	the outcome or impact of ongoing or future litigation and regulatory actions; and

•	our exposure to potential product liability and warranty claims.

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

Our Company

Unless the context otherwise indicates or requires, as used in this Annual Report, references to “we,” “us,” “our” or the “Company” refer to Spirit AeroSystems Holdings, Inc., its subsidiaries and predecessors. References to “Spirit” refer only to our subsidiary, Spirit AeroSystems, Inc., and references to “Spirit Holdings” or “Holdings” refer only to Spirit AeroSystems Holdings, Inc. References to “Boeing” refer to The Boeing Company and references to “Airbus” refer to Airbus S.A.S., a division of European Aeronautic Defense & Space NV (“Airbus”).

We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the twelve months ended December 31, 2010, we generated net revenues of $4,172.4 million, and had net income of $218.9 million.

Spirit Holdings was formed in February 2005 as a holding company for Spirit. Spirit’s operations commenced on June 17, 2005, following the acquisition by an investor group led by Onex Partners LP and Onex Corporation (“Onex”), of Boeing’s commercial aerostructures manufacturing operations in Wichita, Kansas and Tulsa and McAlester, Oklahoma, referred to in this Report as “Boeing Wichita.” The acquisition of Boeing Wichita is referred to in this Report as the “Boeing Acquisition.” Although Spirit began operations as a stand-alone company in 2005, its predecessor, Boeing Wichita (the“Predecessor”), had 75 years of operating history and expertise in the commercial and military aerostructures industry. Spirit Holdings, Spirit’s parent company, has had publicly traded shares on the New York Stock Exchange under the ticker “SPR” since November 2006. Onex continues to hold approximately 93% of the class B shares, which represents approximately 74% of total Spirit Holdings stockholder voting power.

On April 1, 2006, we became a supplier to Airbus through our acquisition of the aerostructures division of BAE Systems (Operations) Limited, referred to in this Report as “BAE Systems.” The acquired division of BAE Systems is referred to as “BAE Aerostructures,” and the acquisition of BAE Aerostructures is referred to as the “BAE Acquisition.”

We manufacture aerostructures for every Boeing commercial aircraft currently in production, including the majority of the airframe content for the Boeing B737, the most popular major commercial aircraft in history. As a result of our unique capabilities both in process design and composite materials, we were awarded a contract that makes us the largest aerostructures content supplier on the Boeing B787, Boeing’s next generation twin aisle aircraft. In addition, we are one of the largest content suppliers of wing systems for the Airbus A320 family, and we are a significant supplier for the Airbus A380, and will be a significant supplier for the new Airbus A350 XWB after the development stage of the program. Sales related to the large commercial aircraft market, some of which may be used in military applications, represented approximately 94% of our net revenues for the twelve-month period ended December 31, 2010.

We derive our revenues primarily through long-term supply agreements with Boeing and Airbus. For the twelve months ended December 31, 2010, approximately 83% and 11% of our net revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier of 96% of the products we sell to Boeing and Airbus, as measured by the dollar value of products sold. We are a critical partner to our customers due to the broad range of products we currently supply to them and our leading design and manufacturing capabilities using both metallic and composite materials. Under our supply agreements with Boeing and Airbus, we supply products for the life of the aircraft program (other than the A350 XWB and A380), including commercial derivative models. For the A350 XWB and A380, we have long-term requirements contracts with Airbus that cover a fixed number of product units at established prices.

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

In connection with the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing’s exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the Boeing Acquisition. The supply agreement is a requirements contract covering certain products such as fuselages, struts/pylons and wing components for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models. Pricing for existing products on in-production models is contractually set through May 2013, with average prices decreasing at higher volume levels and increasing at lower volume levels. We also entered into a long-term supply agreement for Boeing’s new B787 aircraft covering the life of this aircraft program, including commercial derivatives. Under this contract we are Boeing’s exclusive supplier for the forward fuselage, fixed and moveable leading wing edges and engine pylons for the B787. Pricing for the initial configuration of the B787-8 model is generally set through 2021, with prices decreasing as cumulative production volume levels are achieved. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes, including design changes from the contract configuration baseline. We have negotiated with Boeing an amendment to the B787 Supply Agreement on work statement and pricing for changes relating to future commercial derivatives, such as the B787-9.

On April 1, 2006, through our wholly-owned subsidiary, Spirit Europe, we acquired BAE Aerostructures. Spirit Europe manufactures leading and trailing wing edges and other wing components for commercial aircraft programs for Airbus and Boeing. The BAE Acquisition provides us with a foundation to increase future sales to Airbus, as Spirit Europe is a key supplier of wing and flight control surfaces for the A320 platform, Airbus’ core single-aisle program, and of wing components for the A380 platform, one of Airbus’ most important new programs and the world’s largest commercial passenger aircraft. In July 2008, Spirit Europe was awarded a contract with Airbus to design and assemble a major wing structure for the A350 XWB program. Under our supply agreements with Airbus, we supply most of our products for the life of the aircraft program (other than the A350 XWB and A380), including commercial derivative models, with pricing determined through 2015. For the A380 and A350 XWB, we have long-term requirements contracts with Airbus that cover a fixed number of units.

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

Our Relationship with Boeing

Supply Agreement with Boeing for B737, B747, B767 and B777 Platforms

Overview.  In connection with the Boeing Acquisition, Spirit entered into long-term supply agreements under which we are Boeing’s exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the closing of the Boeing Acquisition. The main supply contract is primarily comprised of two separate agreements: (1) the Special Business Provisions, or Sustaining SBP, which sets forth the specific terms of the supply arrangement with regard to Boeing’s B737, B747, B767 and B777 aircraft and (2) the General Terms Agreement, or GTA, which sets forth other general contractual provisions relating to our various supply arrangements with Boeing, including provisions relating to termination, events of default, assignment, ordering procedures, inspections and quality controls. The summary below describes provisions contained in both the Sustaining SBP and the GTA as both agreements govern the main supply arrangement. We refer to the Sustaining SBP, the GTA and any related purchase order or contract collectively as the “Supply Agreement.” The Supply Agreement is a requirements contract which covers certain products, including fuselages, struts/pylons and nacelles (including thrust reversers), wings and wing components, as well as tooling, for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models.

During the term of the Supply Agreement and absent default by Spirit, Boeing is obligated to purchase from Spirit all of its requirements for products covered by the Sustaining SBP and is prohibited from manufacturing such products itself. Although Boeing is not required to maintain a minimum production rate, Boeing is subject to a maximum production rate above which it must negotiate with us regarding responsibility for non-recurring expenditures related to a capacity increase.

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

Prices for commercial derivative models are to be negotiated in good faith by the parties based on then-prevailing market conditions. If the parties cannot agree on price, then they must engage in dispute resolution pursuant to agreed-upon procedures.

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

Changes.  Upon written notification to Spirit, Boeing has the right to make changes within the general scope of work performed by Spirit under the Supply Agreement. If any such change increases or decreases the cost or time required to perform, Boeing and Spirit must negotiate an equitable adjustment (based on rates, factors and methodology set forth in the Supply Agreement) to the price or schedule to reflect the change, except that Spirit will be responsible for absorbing the cost of certain changes. The Supply Agreement also provides for equitable adjustments to product prices if there are order accelerations or decelerations, depending on lead times identified in the Supply Agreement. In addition, the Supply Agreement provides for equitable adjustments to recurring part prices as well as the price of non-recurring work upon the satisfaction of certain conditions and upon certain minimum dollar thresholds being met.

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

Third-Party Pricing.  Spirit may be permitted to purchase supplies or subparts directly from Boeing’s subcontractors under the terms of Boeing’s subcontracts. If Spirit does so, a majority of any savings achieved as a result of purchasing through the subcontracts will be applied towards price reductions on the applicable Boeing products.

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

Additional Spirit Costs.  If Boeing rejects a product manufactured by Spirit, Boeing is entitled to repair or rework the product, and Spirit is required to pay all reasonable costs and expenses incurred by Boeing related thereto. Spirit is also required to reimburse Boeing for costs expended in providing Spirit and/or its contractors with technical or manufacturing assistance on Spirit nonperformance issues.

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

If an event of default occurs, Boeing has the right to exercise various remedies set forth in the Supply Agreement, including the right to manufacture or to otherwise obtain substitute products, cancel any or all outstanding orders under the Supply Agreement, and/or terminate the Supply Agreement. Boeing is limited, however, in its ability to cancel orders or terminate the Supply Agreement for the defaults described in items (1), (2) and (6) above. In such cases, Boeing may not cancel orders unless the event of default is material and has an operational or financial impact on Boeing and may not terminate the Supply Agreement unless there are repeated, material events of default and certain other criteria are satisfied. Boeing may only terminate the Supply Agreement with respect to the aircraft program affected by the event of default. If two or more programs are affected by the event of default, Boeing may terminate the entire Supply Agreement. Boeing may also require Spirit to transfer tooling, raw material, work-in-process and other inventory and certain intellectual property to Boeing in return for reasonable compensation.

Wrongful Termination.  If Boeing wrongfully terminates an order, Spirit is entitled to recover lost profits, in addition to any amount Spirit would be entitled to recover for a “Termination for Convenience,” as described above. If Boeing wrongfully cancels or terminates the Sustaining SBP with respect to a model or program, then Spirit is entitled to all remedies available at law or in equity, with monetary damages not to exceed an agreed limit.

Excusable Delay.  If delivery of any product is delayed by circumstances beyond Spirit’s reasonable control, and without Spirit’s or its suppliers’ or subcontractors’ error or negligence (including, without limitation, acts of God, war, terrorist acts, fires, floods, epidemics, strikes, unusually severe weather, riots and acts of government), or by any material act or failure to act by Boeing, each being an “excusable delay,” then, subject to certain exceptions, Spirit’s delivery obligations will be extended. If delivery of any product is delayed by an excusable delay for more than three months, Boeing may cancel all or part of any order for the delayed products.

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

Suspension of Work.  Boeing may at any time require Spirit to stop work on any order for up to 120 days. During that time, Boeing may either direct Spirit to resume work or cancel the work covered by the stop-work order. If Boeing directs Spirit to resume work or the 120-day period expires, Spirit must resume work, the delivery schedule affected by the stop-work order will be extended and Boeing must compensate Spirit for its reasonable direct costs incurred as a result of the stop-work order.

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

B787 Supply Agreement with Boeing

Overview.  Spirit and Boeing also entered into a long-term supply agreement for Boeing’s new B787 program, or the B787 Supply Agreement, which covers the life of the program and commercial derivatives. The B787 Supply Agreement is a requirements contract pursuant to which Spirit is Boeing’s exclusive supplier for the forward fuselage, fixed and moveable leading wing edges, engine pylons and related tooling for the B787. While the B787 Supply Agreement does not provide for a minimum or maximum production rate, the agreement acknowledges that Spirit will equip itself for a maximum rate of seven aircraft per month and will negotiate with Boeing regarding an equitable price adjustment if additional expenditures are required to increase the production rate above that level. Pursuant to the settlement described below, Spirit has agreed to proceed with the necessary capital and equipment investments required to produce ten ship sets per month. Additional capital expenditures would be needed for tooling and equipment to support a production rate above seven airplanes per month. Under the B787 Supply Agreement, Spirit also provides certain support, development and redesign engineering services to Boeing at an agreed hourly rate.

Pricing.  Pricing for the initial configuration of the B787-8 base model that is currently in production is generally established through 2021, with prices decreasing as cumulative volume levels are met over the life of the program. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes, including design changes from the contract configuration baseline. We are currently in negotiations with Boeing on pricing for certain changes. The parties have agreed to negotiate in good faith the prices for future commercial derivatives such as the B787-9, based on principles consistent with the B787 Supply Agreement terms as they relate to the B787-8 model.

Advance Payments/Deferred Revenue.  We are required to repay Boeing a 2007 interest free cash advance of $700.0 million, in the amount of a $1.4 million offset against the purchase price of each of the first five hundred B787 ship sets delivered to Boeing. If Boeing does not take delivery of five hundred B787 ship sets prior to any termination of the aircraft program, any advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance to be repaid at the rate of $84.0 million per year beginning in the year in which we deliver our final B787 production ship set to Boeing, prorated for the remaining portion of the year in which we make our final delivery.

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

On June 23, 2009, Boeing and Spirit further amended their existing B787 Supply Agreement to, among other things, require Boeing to make additional advances to Spirit for certain non-recurring derivatives and mission improvement (D/MI) work. These additional advances will be paid to Spirit quarterly for non-recurring work, in amounts determined pursuant to pricing provisions set forth in the agreement, and will be recovered over future units. If Boeing does not take delivery of a sufficient number of ship sets to recover these additional advances by the end of 2021, Spirit would be required to repay any outstanding balance in six equal annual installments. The first D/MI advance payment was made to Spirit in August 2009, with subsequent payments each quarter thereafter.

Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet.

In December 2010, Spirit and Boeing entered into a memorandum of agreement and a settlement agreement in connection with the B787 Program. As part of these agreements, Spirit received a payment in December which has been recorded as deferred revenue (short-term) within the consolidated balance sheet pending finalization of a contract amendment which would contain the final settlement terms for claims under the B787 contract between Spirit and Boeing. If the final contract amendment is not agreed to by the second quarter of 2011, Boeing may require reimbursement or set-off of the payment value over a short or long-term period of time. This final amendment may contain provisions that alter the current structure of repayment for the advances described in the section captioned “Risk Factors” in this Annual Report.

Termination of Airplane Program.  If Boeing decides not to initiate or continue production of the B787 airplane program because it determines, after consultation with Spirit, that there is an insufficient business basis for proceeding, Boeing may terminate the B787 airplane program, including any orders, by written notice to Spirit. In the event of such a termination, Boeing will be liable to Spirit for costs incurred in connection with any orders issued prior to the date of the termination notice and may also be liable for certain termination costs and for compensation for any tools, raw materials or work-in-process requested by Boeing in connection with the termination.

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

Our Products

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections; (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components; and (3) Wing Systems, which includes wing systems and components, flight control surfaces and other miscellaneous structural parts. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, the Propulsion Systems segment manufactures products at our facilities in Wichita, Kansas, and the Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma, Prestwick, Scotland, Subang, Malaysia and Kinston, North Carolina. We also recently constructed a fuselage assembly plant for the A350 XWB aircraft in Saint-Nazaire, France which is expected to begin operations in 2011, which will receive and assemble center fuselage frame sections designed and manufactured in our Kinston, North Carolina facility, and transport the assembled sections to Airbus. Fuselage Systems, Propulsion Systems and Wing Systems represented approximately 49%, 25%, and 26%, of our net revenues for the twelve months ended December 31, 2010. All other activities fall within the All Other segment, representing less than 1% of our net revenues for the twelve months ended December 31, 2010, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita.

Commercial Aircraft Structures

We principally design, engineer and manufacture commercial aircraft structures such as fuselages, nacelles (including thrust reversers), struts/pylons, wings and wing assemblies and flight control surfaces. We are the largest independent supplier of aerostructures to Boeing and one of the largest independent suppliers of aerostructures to Airbus. Sales related to the commercial aircraft structures market, some of which may be used in military applications, represented approximately 98% of our net revenues for the year ended December 31, 2010.

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

Military Equipment

In addition to providing aerostructures for commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We have been awarded a significant amount of work for the 737 P-8A and 737 C40. The 737 P-8A and 737 C40 are commercial aircraft modified for military use. Other military programs for which we provide products are AWACS (E-6), the development of the Sikorsky CH-53K, and various other programs.

The following table summarizes the major military programs that we currently have under long-term contract by product and military platform. Rotorcraft is part of the Fuselage Systems segment and low observables, radome and other military are part of the Wing Systems segment.

Product	Description	Military Platform

Low Observables	Radar absorbent and translucent materials	Various
Rotorcraft	Forward cockpit and cabin	Sikorsky- CH-53K Development Program
Radome	Radome new builds & refurbishment	Airborne Warning and Control System (AWACS)
Other Military	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	Various

Aftermarket

We continue to broaden our base for aftermarket support of the products we design and build. We have developed our global sales and marketing channel for spare parts, with sales offices in Singapore, Ireland, China, and the U.S. Our Spirit catalog has over 14,000 parts that we are selling directly to the marketplace by virtue of having obtained parts manufacturing approvals from the FAA. In the area of MRO we have repair stations in Wichita, Kansas, with FAA and European Aviation Safety Agency (EASA) certifications, and Prestwick, Scotland, which is EASA-certified with FAA certification pending. In addition, in late 2009, we opened an MRO repair station through a joint venture in Jinjiang, China, Taikoo Spirit AeroSystems Composite Company, Ltd., which holds Civil Aviation Administration of China certification and FAA approval.

The following table summarizes our aftermarket products and services.

Product	Description	Aircraft Platform

Spares	Provides replacement parts and components support for:
	In production aircraft	B737NG, B747, B767, B777, B787, Gulfstream 250 and 650, Hawker Beechcraft 850XP, A320 family, A330, A340,A380
	Out of production aircraft	B707, B727, B737 Classic, B757
Maintenance, Repair and Overhaul	Certified repair stations that provide complete on-site nacelle repair and overhaul; maintains global partnerships to support MRO services	B737, B747, B757, B767, B777
Rotable Assets	Maintain a pool of rotable assets for exchange and/or lease	B737, B747, B767, B777

Segment Information

We operate in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are with Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. We serve customers in addition to Boeing and Airbus across our three principal segments; however, these customers currently do not represent a significant portion of our revenues, and are not expected to in the near future. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. Our primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses, unallocated research and development, and unallocated cost of sales.

Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources. Unallocated research and development includes research and development efforts that benefit the company as a whole and are not unique to a specific segment. Unallocated cost of sales is related to the grant of shares to employees represented by the International Association of Machinists and Aerospace Workers (“IAM’’) in connection with the ratification of a new ten-year labor contract on June 25, 2010, early retirement incentives for represented members of the IAM who made elections to retire in 2010, and grant of shares to employees represented by the International Union, United Automobile, Aerospace & Agricultural Implement Workers of America (“UAW”) in connection with the ratification of a new ten-year labor contract on December 18, 2010. All of these unallocated items are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.

The Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer), as well as related spares and maintenance, repairs and overhaul (“MRO”). The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina.

The Propulsion Systems segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers) and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services. The Propulsion Systems segment manufactures products at our facilities in Wichita, Kansas.

The Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces) as well as other miscellaneous structural parts primarily to aircraft OEMs, as well as related spares and MRO services. These activities take place at the Company’s facilities in Tulsa and McAlester, Oklahoma, Kinston, North Carolina, Prestwick, Scotland, Subang, Malaysia and Kinston, North Carolina.

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

The following table shows segment information (dollars in millions):

	For the Year Ended
	December 31, 2010	December 31, 2009	December 31, 2008

Segment Net Revenues
Fuselage Systems	$2,035.1	$2,003.6	$1,758.4
Propulsion Systems	1,061.8	1,030.0	1,031.7
Wing Systems	1,067.4	1,024.4	955.6
All Other	8.1	20.5	26.1

	$4,172.4	$4,078.5	$3,771.8

Segment Operating Income
Fuselage Systems	$292.3	$287.6	$287.6
Propulsion Systems	137.5	122.6	162.2
Wing Systems	101.0	20.7	99.7
All Other	(1.8)	(1.4)	0.3

Business Segment Operating Income	529.0	429.5	549.8
Unallocated corporate SG&A	(139.7)	(122.7)	(141.7)
Unallocated research and development	(3.6)	(3.5)	(2.4)
Unallocated cost of sales(1)	(28.7)	—	—

Total operating income	$357.0	$303.3	$405.7

(1)	Unallocated cost of sales for the twelve months ended December 31, 2010 includes charges related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010, early retirement incentives for members represented by IAM who made elections to retire in 2010, and grants of shares to employees represented by the UAW in connection with the ratification of a new ten-year labor contract on December 18, 2010.

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

We maintain a customer contact database to maximize our interactions with existing and potential customers. In the time that Spirit has existed as an independent company, we have been successful in building a positive identity and name recognition for the Company brand through advertising, trade shows, sponsorships and Spirit customer events. In order to diversify and win new customers, we market our expertise in the design and manufacture of major aerostructures and advanced manufacturing capabilities with both composites and traditional metals processes.

Customers

Our primary customers are aircraft OEMs. Boeing and Airbus are our two largest customers. We are the largest independent aerostructures supplier to Boeing and one of the largest independent suppliers to Airbus. We entered into long-term supply agreements with our customers to provide aerostructure products to aircraft programs. As of December 31, 2010, virtually all of the products we sell are under long-term contracts and 96% of those products, as measured by dollar value of products sold, are supplied by us on a sole-sourced basis.

We have good relationships with our customers due to our diverse product offerings, leading design and manufacturing capabilities using both metallic and composite materials, and competitive pricing.

Boeing.  For the twelve months ended December 31, 2010, approximately 83% of our revenues were from sales to Boeing. We have a strong relationship with Boeing given our predecessor’s 75+ year history as a Boeing division. Many members of our senior management team are former Boeing executives or managers who have longstanding relationships with Boeing and continue to work closely with Boeing. As part of the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing’s exclusive supplier for substantially all of the products and services provided by Boeing Wichita prior to the Boeing Acquisition for the life of the programs. In addition, Boeing selected us to be the design leader for the Boeing B787 forward fuselage based in part on our expertise with composite technologies.

We believe our relationship with Boeing is unmatched in the industry and will allow us to continue to be an integral partner with Boeing in the designing, engineering and manufacturing of complex aerostructures.

Airbus.  For the twelve months ended December 31, 2010, approximately 11% of our revenues were from sales to Airbus. As a result of the BAE Acquisition, we became one of the largest independent aerostructures suppliers to Airbus, and we have expanded our relationship through new business wins. Under our supply agreement with Airbus, we supply products for the life of the aircraft program, including commercial derivative models, with pricing determined through 2015. For the A350 XWB and A380 programs, we have long-term requirements contracts with Airbus that cover a fixed number of units. We believe we can leverage our relationship with Airbus and our history of delivering high-quality products to further increase our sales to Airbus and continue to partner with Airbus on new programs going forward.

In May 2008, Spirit announced that it had signed a contract with Airbus to design and manufacture major composite fuselage structures for the A350 XWB program. To accommodate this and other work, Spirit announced plans to expand its operations with a new facility in Kinston, North Carolina. Construction of the new facility began in the fall of 2008 and operations commenced in the second quarter of 2010. Additionally, in the fall of 2009, we began construction on a new facility in Saint-Nazaire, France which will receive and assemble center fuselage frame sections designed and manufactured in our Kinston, North Carolina facility, and transport the assembled sections to Airbus. Construction on the France facility was completed in 2010, with operations to begin in 2011.

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

Although most of our revenues are obtained from sales inside the U.S., we generated $498.4 million, $575.9 million, and $465.4 million in sales to international customers for the twelve months ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively, primarily to Airbus.

The following chart illustrates the split between domestic and foreign revenues (dollars in millions):

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2009		December 31, 2008
		Percent of		Percent of		Percent of
		Total		Total		Total
Revenue Source(1)	Net Revenues	Net Revenues	Net Revenues	Net Revenues	Net Revenues	Net Revenues

United States	$3,674.0	88%	$3,502.6	86%	$3,306.4	88%
International
United Kingdom	400.4	10	385.7	9	413.3	11
Other	98.0	2	190.2	5	52.1	1

Total International	498.4	12	575.9	14	465.4	12

Total Revenues	$4,172.4	100%	$4,078.5	100%	$3,771.8	100%

(1)	Revenues are attributable to countries based on the destination where goods are delivered.

The international revenue is included primarily in the Wing Systems segment. All other segment revenues are primarily from U.S. sales. Approximately 7% of our total assets based on book value are located in the United Kingdom as part of Spirit Europe with approximately another 2% of our total assets located in countries outside the United States and the United Kingdom.

Expected Backlog

As of December 31, 2010, our expected backlog associated with large commercial aircraft, regional jet, business jet, and military equipment deliveries through 2016, calculated based on contractual product prices and expected delivery volumes, was approximately $28.3 billion. This is an increase of $0.3 billion from our corresponding estimate as of the end of 2009 reflecting the fact that Airbus and Boeing new orders exceeded deliveries in 2010. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing and Airbus announced backlog on our supply agreements. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2010, may not necessarily represent the actual amount of deliveries or sales for any future period.

Manufacturing and Engineering

Manufacturing

Our expertise is in designing, engineering and manufacturing large-scale, complex aerostructures. We maintain seven state-of-the-art manufacturing facilities in Wichita, Kansas; Tulsa, Oklahoma; McAlester, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Saint-Nazaire, France; and Subang, Malaysia.

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

Our manufacturing expertise is supported by our state-of-the-art equipment. We have over 20,000 major pieces of equipment installed in our customized manufacturing facilities. For example, for the manufacture of the B787 composite forward fuselage, we installed a 30-foot diameter by 70-foot long autoclave, which is one of the largest autoclaves in the world. An autoclave is an enclosure device that generates controlled internal heat and pressure conditions used to cure and bond certain resins and is used in the manufacture of composite structures. We installed a comparable autoclave as well as other specialized machines in Kinston, North Carolina to support our work on the A350 XWB. We intend to continue to make the appropriate investments in our facilities to support and maintain our industry-leading manufacturing expertise.

Engineering

We have approximately 1,700 engineers and technical employees, including over 70 contract engineers. In addition, we currently contract the work of more than 610 engineers from engineering services firms worldwide, including 55 engineers through Spirit-Progresstech LLC, a joint venture we entered into with Progresstech LTD of Moscow, Russia in November 2007. We also employ 24 technical fellows, who are experts in engineering and keep the Company current with new technology by producing technical solutions for new and existing products and processes; 12 FAA designated engineering representatives (“DER”), experienced engineers appointed by the FAA to approve engineering data used for certification; and 10 authorized representatives, who possess the same qualifications and perform the same certification functions as DERs, but with authority from the Boeing Certification and Compliance Organization. The primary purpose of the engineering organization is to provide continuous support for ongoing design, production and process improvements. We possess a broad base of engineering skills in metal and composite fabrication and assembly, chemical processing and finishing, tooling design and development, and quality and precision measurement technology, systems and controls.

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

Research and Development

We believe that world-class research and development helps to maintain our position as an advanced partner to our OEM customers’ new product development teams. As a result, we spend significant capital and financial resources on our research and development, including approximately $51.5 million during the year ended December 31, 2010, approximately $56.7 million during the year ended December 31, 2009, and approximately $48.4 million during the year ended December 31, 2008. Through our research, we strive to develop unique intellectual property and technologies that will improve our OEM customers’ products and, at the same time, position us to win work on new products. Our development effort, which is an ongoing process that helps us reduce production costs and streamline manufacturing, is currently focused on preparing for initial production of new products and improving manufacturing processes on our current work.

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

Currently we have approximately 1,507 active suppliers with no one supplier representing more than 4% of our cost of goods sold. Our strategy is to enter into long-term supply contracts with our largest suppliers to secure competitive pricing. Our exposure to rising raw material prices is somewhat limited due to raw materials purchase contracts which are either based on fixed pricing or priced at reduced rates through Boeing’s or Airbus’ high-volume purchase contracts for such raw materials.

Although we believe our material costs are competitive, we continue to seek ways to further reduce these costs. We have global sourcing initiatives that increase the amount of material sourced from low-cost countries in Asia and Central Europe. Historically, Boeing Wichita and BAE Aerostructures purchased certain parts from other Boeing or BAE Systems facilities, respectively, since they operated as divisions of Boeing and BAE Systems, respectively. We continue to achieve cost savings by reducing the amount of parts that we purchase from Boeing and BAE Systems. Following the Boeing divestiture and BAE Systems acquisition, we have been free to contract with third parties for, or to produce internally, the parts that Boeing and BAE Systems historically supplied. We have successfully implemented the process of moving to internal production with the opening of our facility in Malaysia enabling further cost reductions in 2010.

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

New regulations or more stringent enforcement of existing requirements could also result in additional compliance costs. For example, various governments have enacted or are considering enactment of laws to reduce emissions of carbon dioxide and other so-called greenhouse gases (“GHG”). In particular, the U.S. EPA has promulgated new regulations that require certain Spirit facilities to report annual GHG emissions and will require new operating permits to be issued for those facilities. In the absence of a national price for carbon-based air pollutant emissions, new legislation from Congress, or information relative to additional regulation from the EPA we are not in a position at this time to estimate the costs which may result from these or similar actions.

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

Prestwick Facility. BAE Systems indemnified us, subject to certain contractual limitations and conditions, for any clean-up costs and other losses, liabilities, expenses and claims related to existing pollution at the Prestwick facility, existing pollution that migrates from the Prestwick facility to a third party’s property and any pollution that migrates to the Prestwick facility from the property retained by BAE Systems. Subject to certain exceptions, the indemnity has an aggregate liability cap of £40.0 million. As of December 31, 2010, we do not anticipate reaching the liability cap.

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

Competition

Although we are one of the largest independent non-OEM aerostructures suppliers, based on annual revenues, with an estimated 16% share of the global aerostructures market, this market remains highly competitive and fragmented. Our primary competition currently comes from either work performed by internal divisions of OEMs or third-party aerostructures suppliers, but direct competition continues to grow.

Our principal competitors among OEMs may include Airbus, Boeing, Dassault Aviation, Embraer Brazilian Aviation Co., Gulfstream Aerospace Co., Hawker Beechcraft Corporation, United Technologies, and Textron Inc. These OEMs may choose not to outsource production of aerostructures due to their own direct labor and overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce parts in-house or to outsource them. It is also true that offset requirements from customers of OEMs may drive some decisions relative to their business model for production.

Our principal competitors among non-OEM aerostructures suppliers are Aircelle S.A., Alenia Aeronautica, Fuji Heavy Industries, Ltd., GKN Aerospace, The Goodrich Corporation, Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Saab AB, Snecma, Triumph Group, Inc., Latecoere S.A., Aerolia SAS, Premium Aerotech GmbH and Nexcelle. Our ability to compete for new aerostructures contracts depends upon (1) our design, engineering and manufacturing capabilities, (2) our underlying cost and pricing structure, (3) our business relationship with OEMs, and (4) our available manufacturing capacity.

Employees

As of December 31, 2010, we had approximately 12,589 employees and approximately 185 contract labor personnel, located in our four U.S. facilities. Approximately 83% of our U.S. employees are represented by five unions. Our largest union is the IAM, which represents approximately 5,704 employees, or 45%, of the U.S. workforce. We successfully negotiated a new long-term ten-year contract with this union in 2010, which is in effect through June 25, 2020. The Society of Professional Engineering Employees in Aerospace — Wichita Technical and Professional Unit (“SPEEA — WTPU”) represents approximately 2,302 employees, or 18%, of the U.S. workforce. This union contract is in effect through July 11, 2011. The UAW represents approximately 1,449 employees, or 12%, of the U.S. workforce. This union contract is in effect through November 30, 2020. The Society of Professional Engineering Employees in Aerospace — Wichita Engineering Unit (“SPEEA — WEU”) represents approximately 804 employees, or 6%, of the U.S. workforce. We successfully negotiated a new contract with this union in 2009, which is in effect through December 1, 2012. The International Brotherhood of Electrical Workers, or IBEW, represents approximately 175 employees, or 1%, of the U.S. workforce. This union contract is in effect through September 18, 2020.

As of December 31, 2010, we had approximately 919 employees and approximately 49 contract labor personnel located in our two U.K. facilities. Approximately 655, or 71%, of our U.K. employees are represented by one union, Unite (Amicus Section). We have entered into a three year labor agreement with Unite, the terms of which are generally negotiated on an annual basis. Wages are typically the primary subject of our negotiations, while other contract terms generally remain the same from year to year until both parties agree to change them (either separately or in the aggregate). This labor agreement expires January 1, 2012.

As of December 31, 2010, we had approximately 410 employees and approximately 6 contract labor personnel in our Malaysia facility. None of our Malaysia employees are represented by a union.

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

Foreign Ownership, Control or Influence (“FOCI”)

Due to the fact that more than 50% of our voting power is effectively controlled by a non-U.S. entity (Onex) we are required to operate in accordance with the terms and requirements of a Special Security Agreement, or SSA, with the Department of Defense (“DOD”). Under the DOD National Industrial Security Program Operating Manual (“NISPOM”), the U.S. Government will not award contracts to companies determined to be under FOCI, where a DoD Facility Security Clearance, or FCL, is required, unless certain “mitigation” measures are put in place. The purpose of the FOCI mitigation measures is to protect cleared U.S. defense contractors against improper FOCI.

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

Available Information

Our Internet address is www.spiritaero.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report.

We make available through our Internet website under the heading “Investor Relations”, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports after we electronically files them with the Securities and Exchange Commission (“SEC”). Copies of our key corporate governance documents, including its Corporate Governance Guidelines, Code of Ethics and Business Conduct, and charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are also available on our website.

Our filed Annual and Quarterly Reports, Proxy Statement and other reports previously filed with the SEC are also available to the public through the SEC’s website at http://www.sec.gov. Materials we file with the SEC may also be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

An investment in our securities involves risk and uncertainties. The risks and uncertainties set forth below are those that we currently believe may materially and adversely affect us, our future business or results of operations, or investments in our securities. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also materially and adversely affect us, our future business or results of operations, or investments in our securities.

Risk Factors Related to Our Business and Industry

Our commercial business is cyclical and sensitive to commercial airlines’ profitability. The business of commercial airlines is, in turn, affected by global economic conditions and geo-political considerations.

We compete in the aerostructures segment of the aerospace industry. Our customers’ business, and therefore our own, is directly affected by the financial condition of commercial airlines and other economic factors, including global economic conditions and geo-political considerations that affect the demand for air transportation. Specifically, our commercial business is dependent on the demand from passenger airlines and cargo carriers for the production of new aircraft. Accordingly, demand for our commercial products is tied to the worldwide airline industry’s ability to finance the purchase of new aircraft and the industry’s forecasted demand for seats, flights, routes and cargo capacity. Similarly, the size and age of the worldwide commercial aircraft fleet affects the demand for new aircraft and, consequently, for our products. Such factors, in conjunction with evolving economic conditions, cause the market in which we operate to be cyclical to varying degrees, thereby affecting our business and operating results.

Near-term challenges to our customers include sovereign debt default, economic weakness in the airline industry and the continuing volatility in global credit markets (which contributed to widespread economic slowdown, restricted discretionary spending, inability to finance airplane purchases, and a slowdown in air traffic). Possible exogenous shocks such as expanding conflicts or political unrest in the Middle East or Asia, renewed terrorist attacks against the industry, or pandemic health crises have the potential to cause precipitous declines in air traffic. Any protracted economic slump, continued adverse credit market conditions, future terrorist attacks, war or health concerns could cause airlines to cancel or delay the purchase of additional new aircraft which could result in a deterioration of commercial airplane backlogs. If demand for new aircraft decreases, there would likely be a decrease in demand for our commercial aircraft products, and our business, financial condition and results of operations could be materially adversely affected.

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

Our business could be materially adversely affected by product warranty obligations.

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

Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the twelve months ended December 31, 2010, approximately 83% and 11% of our net revenues were generated from sales to Boeing and Airbus, respectively. Although our strategy, in part, is to diversify our customer base by entering into supply arrangements with additional customers, we cannot give any assurance that we will be successful in doing so. Even if we are successful in obtaining and retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future. Although we are a party to various supply contracts with Boeing and Airbus which obligate Boeing and Airbus to purchase all of their requirements for certain products from us, those agreements generally do not require specific minimum purchase volumes. In addition, if we breach certain obligations under these supply agreements and Boeing or Airbus exercises its right to terminate such agreements, our business will be materially adversely affected. Boeing and Airbus have the contractual right to cancel their supply agreements with us for convenience, which could include the termination of one or more aircraft models or programs for which we supply products. Although Boeing and Airbus would be required to reimburse us for certain expenses, there can be no assurance these payments would adequately cover our expenses or lost profits resulting from the termination. In addition, we have agreed to a limitation on recoverable damages if Boeing wrongfully terminates our main supply agreement with respect to any model or program. If this occurs, we may not be able to recover the full amount of our actual damages. Furthermore, if Boeing or Airbus (1) experiences a decrease in requirements for the products which we supply to it; (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply-chain problem or a decrease in orders from its customers; or (3) files for bankruptcy protection; our business, financial condition and results of operations could be materially adversely affected.

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

For the twelve months ended December 31, 2010, approximately 54% of our net revenues were generated from sales of components to Boeing for the B737 aircraft. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and the military P-8A Poseidon derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model. Boeing has publicly announced its intention to develop a next-generation single-aisle aircraft program to replace the B787. If Boeing develops a next-generation aircraft program to replace the B737 which is not a commercial derivative, we may not have the next-generation technology, engineering and manufacturing capability necessary to obtain significant aerostructures supply business for the replacement program, may not be able to provide components for the replacement program at competitive prices or, for other reasons, may not be engaged by Boeing to the extent of our involvement in the B737 or at all. If we were unable to obtain significant aerostructures supply business for any B737 replacement program, our business, financial condition and results of operations could be materially adversely affected.

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

The success of our business will depend, in part, on the success of Boeing’s new B787 program. We have entered into supply agreements with Boeing pursuant to which we are a Tier 1 supplier to the B787 program. We have made and will continue to make a significant investment in this program before the first commercial delivery of a B787 jetliner. Following program delays, on December 15, 2009, Boeing completed the first flight of the B787 jetliner. This was followed by the completion of initial airworthiness testing on January 15, 2010. On November 11, 2010, Boeing announced the postponement of further flight test activities on the B787, following the occurrence of an onboard electrical fire on a November 10, 2010 test flight. Boeing developed software system and other upgrades in response to that occurrence. We anticipate, based on public announcements by Boeing, that Boeing will commence commercial deliveries on the B787 in approximately the third quarter of 2011. We are in the process of evaluating the impact of the revised schedule on our business. We have temporarily shifted employees from the B787 program to work on other programs. Amounts capitalized into inventory represent our primary working capital exposure to the B787 delays. Given the low margins we currently project in our first contract accounting block, if Boeing is unable to meet currently anticipated production levels or if we are not able to achieve the cost reductions we expect, successfully implement customer driven engineering changes, or successfully complete contract negotiations, including assertions, we could eventually need to recognize a forward loss in our current contract accounting block. Any additional delays in the B787 program, including delays in negotiations of certain contractual matters with Boeing, could further impact our cash flows from operations and could materially adversely affect our business, financial condition and results of operations.

We may be required to repay Boeing up to approximately $1,023.3 million of advance payments and deferred revenue made to us by Boeing related to the B787 Supply Agreement. The advances may be repaid in the event that Boeing does not take delivery of a sufficient number of ship sets prior to the termination of the aircraft program. The deferred revenue may be repaid if a final contract amendment is not reached during the first half of 2011.

We are required to repay Boeing a 2007 interest free cash advance of $700 million, in the amount of a $1.4 million offset against the purchase price of each of the first five hundred B787 ship sets delivered to Boeing. In the event that Boeing does not take delivery of five hundred B787 ship sets by the end of the aircraft program, any advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance to be repaid at the rate of $84.0 million per year beginning in the year in which we deliver our final B787 production ship set to Boeing, prorated for the remaining portion of the year in which we make our final delivery.

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

On June 23, 2009, Boeing and Spirit further amended their existing B787 Supply Agreement to, among other things, require Boeing to make additional advances to Spirit. These additional advances are paid to Spirit quarterly, in amounts determined pursuant to pricing provisions set forth in the agreement, and will be recovered over future units. In the event that Boeing does not take delivery of a sufficient number of ship sets to recover these additional advances by the end of 2021, Spirit would be required to repay any outstanding balance in six equal annual installments. The advance payments have been made to Spirit quarterly since August 2009.

In December 2010, Spirit and Boeing entered into a memorandum of agreement and a settlement agreement. As part of these agreements, Spirit received a payment in December which has been recorded as deferred revenue (short-term) within the consolidated balance sheet pending finalization of a contract amendment which would contain the final settlement terms for claims under the B787 contract between Spirit and Boeing. If the final contract amendment is not agreed to by the second quarter of 2011, Boeing may require reimbursement or set-off of the payment over a short or long-term period of time. This final amendment may contain provisions that alter the current structure of repayment for the advances described in this risk factor.

Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2010, the amount of advance payments and deferred revenue made to us by Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $1,023.3 million.

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

Future commitments to our customers to increase production rates depend on our ability to expand production at our manufacturing facilities.

Boeing and Airbus, our two largest customers, have both announced planned production rate increases for several of their major programs. In some cases, in order to meet these increases in production rates, we will need to make significant capital expenditures to expand our capacity and improve our performance. While some of these expenditures will be reimbursed by our customers, we could be required to bear a significant portion of the costs. In addition, the increases in production rates could cause disruptions in our manufacturing lines, which could materially adversely impact our ability to meet our commitments to our customers, and have a resulting adverse effect on our financial condition and results of operations.

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

Our principal competitors among aerostructures suppliers are Aircelle S.A., Alenia Aeronautica, Fuji Heavy Industries, Ltd., GKN Aerospace, The Goodrich Corporation, Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Saab AB, Snecma, Triumph Group, Inc., Latecoere S.A., Aerolia SAS, Premium Aerotech GmbH and Nexcelle. Some of our competitors have greater resources than we do and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Additionally, as part of its Power 8 restructuring plan, Airbus and its parent company EADS have formed wholly-owned French (Aerolia) and German (Premium Aerotech) subsidiaries for potential sale to third parties in 2012. If these facilities are sold, or otherwise attempt to obtain work from third parties, the facilities could become competitors of Spirit. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply-chain management and sales and marketing, and we may not have enough resources to make such investments. For these reasons, we may not be able to compete successfully in this market or against such competitors, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our historical financial statements are not indicative of how we would operate through an extended market downturn. Since the Boeing Acquisition and until the latter part of 2008, we had operated in a market experiencing an upturn; however, from the latter part of 2008 through 2009, we operated during a period of a deep economic recession. As previously mentioned, net orders and delivery rates are nearly even for 2010, yielding stable backlog quantities. In 2005, Boeing and Airbus experienced record aggregate annual airplane orders, followed in 2006 with aggregate annual order totals that, at the time, were the second highest ever. Aggregate annual orders, net of cancellations, remained strong in 2007 at 2,754. However, aggregate annual orders, net of cancellations, decreased to 1,439 in 2008 and 413 in 2009. In 2010 orders, net of cancellations, were 1,104. Our financial results from this limited history provide little indication of our ability to operate in a market experiencing significantly lower demand for our products and the products of our customers. As such, we cannot give any assurance that we will be able to successfully operate in such a market at historical profitability levels or at all.

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

We have agreed with Boeing to continue to operate substantial manufacturing operations in Wichita, Kansas until at least June 16, 2015 and we have other commitments to keep major programs in Wichita until 2020 in certain circumstances. This may prevent us from being able to offer our products at prices that are competitive in the marketplace and could have a material adverse effect on our ability to generate new business.

In addition, many aircraft manufacturers, airlines and aerospace suppliers have unionized work forces. Any strikes, work stoppages or slowdowns experienced by aircraft manufacturers, airlines or aerospace suppliers could reduce our customers’ demand for additional aircraft structures or prevent us from completing production of our aircraft structures.

While we have successfully negotiated new contracts in 2009 and 2010 with three of the five unions that represent our U.S. employees, all of which are long-term ten-year agreements, our collective bargaining agreement with another union, which represents approximately 18% of our U.S. workforce, will expire in the third quarter of 2011. See “Business — Employees.” We cannot give any assurance that we will be able to negotiate new collective bargaining agreements with our unions, on commercially reasonable terms or at all. If we are unable to successfully negotiate new collective bargaining agreements, or if we enter into new collective bargaining agreements on terms which are less favorable to us than our existing agreements, our operating expenses could increase, which could have a material adverse effect on our business, financial condition and results of operations.

Our business may be materially adversely affected if we lose our government, regulatory or industry approvals, if more stringent government regulations are enacted, or if industry oversight is increased.

The FAA prescribes standards and qualification requirements for aerostructures, including virtually all commercial airline and general aviation products, and licenses component repair stations within the United States. Comparable agencies, such as the Joint Aviation Authorities (“JAA”) in Europe, regulate these matters in other countries. If we fail to qualify for or obtain a required license for one of our products or services or lose a qualification or license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed and our business, financial condition and results of operations could be materially adversely affected. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be expensive and time consuming.

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

Our business is subject to regulation in the United States and internationally.

The manufacturing of our products is subject to numerous federal, state and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by state, federal and international governments and authorities are increasing. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operation, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to manufacturing processes, product liability, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws and revised tax law interpretations).

We are subject to environmental, health and safety regulations and our ongoing operations may expose us to related liabilities.

Our operations are subject to extensive regulation under environmental, health and safety laws and regulations in the United States and other countries in which we operate. We may be subject to potentially significant fines or penalties, including criminal sanctions, if we fail to comply with these requirements. We have made, and will continue to make, significant capital and other expenditures to comply with these laws and regulations. We cannot predict with certainty what environmental legislation will be enacted in the future or how existing laws will be administered or interpreted. Our operations involve the use of large amounts of hazardous substances and regulated materials and generate many types of wastes, including emissions of hexavalent chromium and volatile organic compounds, and so-called greenhouse gases such as carbon dioxide. Spills and releases of these materials may subject us to clean-up liability for remediation and claims of alleged personal injury, property damage and damage to natural resources, and we may become obligated to reduce our emissions of hexavalent chromium, volatile organic compounds and/or greenhouse gases. We cannot give any assurance that the aggregate amount of future remediation costs and other environmental liabilities will not be material.

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

In addition, our profitability is affected by the prices of the components and raw materials, such as titanium, aluminum and carbon fiber, used in the manufacturing of our products. These prices may fluctuate based on a number of factors beyond our control, including world oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Although our supply agreements with Boeing and Airbus allow us to pass on certain unusual increases in component and raw material costs in limited situations, we may not be fully compensated by the customer for the entirety of any such increased costs.

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

A Department of Defense (“DOD”) FCL is required for a company to be awarded and perform on classified contracts for the DOD and certain other agencies of the U.S. Government. From time to time we have performed and may perform on classified contracts, although we did not generate any revenues from classified contracts for the twelve months ended December 31, 2010. We have obtained an FCL at the “Secret” level. Due to the fact that more than 50% of our voting power is effectively controlled by a non-U.S. entity (i.e., Onex), we are required to operate in accordance with the terms and requirements of our Special Security Agreement (“SSA”) with the DOD. If we were to violate the terms and requirements of our SSA, the NISPOM, or any other applicable U.S. Government industrial security regulations, we could lose our FCL. We cannot give any assurance that we will be able to maintain our FCL. If for some reason our FCL is invalidated or terminated, we may not be able to continue to perform our classified contracts in effect at that time, and we would not be able to enter into new classified contracts, which could adversely affect our revenues.

We derive a significant portion of our net revenues from direct and indirect sales outside the United States and are subject to the risks of doing business in foreign countries.

We derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the United States. In addition, for the twelve months ended December 31, 2010, direct sales to our non-U.S. customers accounted for approximately 12% of our net revenues. We expect that our and our customers’ international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements;

•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements;

•	fluctuations in foreign currency exchange rates;

•	the complexity and necessity of using foreign representatives and consultants;

•	uncertainties and restrictions concerning the availability of funding credit or guarantees;

•	imposition of tariffs and embargos, export controls and other trade restrictions;

•	the difficulty of management and operation of an enterprise spread over various countries;

•	compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act and other applicable anti-bribery laws; and

•	economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.

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

This risk particularly applies to products such as the Boeing B787, for which we had delivered thirty-one production articles as of December 31, 2010 since the inception of the program, and in respect of which our profitability at the contracted price depends on our being able to achieve production cost reductions as we gain production experience. Pricing for the initial configuration of the B787-8, the base model currently in production, is generally established through 2021, with prices decreasing as cumulative volume levels are achieved. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes. When we negotiated the B787-8 pricing, we assumed that favorable trends in volume, learning curve efficiencies and future pricing from suppliers would reduce our production costs over the life of the B787 program, thus maintaining or improving our margin on each B787 we produced. We cannot give any assurance that our development of new technologies or capabilities will be successful or that we will be able to reduce our B787 production costs over the life of the program. Our failure to reduce production costs as we have anticipated could result in decreasing margin on the B787 during the life of the program and the need to record a forward loss for the current contract accounting block.

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

We are implementing new company-wide software systems, which could increase our information technology expenditures and cause unexpected production delays.

We have recently implemented an Enterprise Resource Planning (“ERP”) software system in several of our facilities, and have begun implementation of other system upgrades and infrastructure changes. We plan to implement the ERP software in all of our primary facilities by the end of 2011. Our total expenditures for these systems and upgrades could exceed the planned budget. In addition, unexpected problems with the implementation could result in production or other delays.

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

We spent approximately $51.5 million on research and development during the twelve months ended December 31, 2010. Our significant expenditures on our research and development efforts may not create any new sales opportunities or increases in productivity that are commensurate with the level of resources invested.

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

We actively consider strategic transactions from time to time. We evaluate acquisitions, joint ventures, alliances and co-production programs as opportunities arise, and we may be engaged in varying levels of negotiations with potential competitors at any time. We may not be able to effect transactions with strategic alliance, acquisition or co-production program candidates on commercially reasonable terms or at all. If we enter into these transactions, we also may not realize the benefits we anticipate. In addition, we may not be able to obtain additional financing for these transactions. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

•	demands on management related to the increase in size after the transaction;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	difficulties in the assimilation and retention of employees;

•	difficulties in the assimilation of different cultures and practices, as well as in the assimilation of geographically dispersed operations and personnel, who may speak different languages;

•	difficulties combining operations that use different currencies or operate under different legal structures;

•	difficulties in the integration of departments, systems (including accounting systems), technologies, books and records and procedures, as well as in maintaining uniform standards, controls (including internal accounting controls), procedures and policies;

•	compliance with the Foreign Corrupt Practices Act and other applicable anti-bribery laws; and

•	constraints (contractual or otherwise) limiting our ability to consolidate, rationalize and/or leverage supplier arrangements to achieve integration.

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

Onex Partners LP, Onex Corporation and their respective partners and affiliates that beneficially own our class B common stock, herein referred to collectively as the “Onex entities”, own 32,411,638 shares of our class B common stock. Our class A common stock has one vote per share, while our class B common stock has ten votes per share on all matters to be voted on by our stockholders. Consequently, the Onex entities control approximately 74% of the combined voting power of our outstanding common stock. Accordingly, and for so long as the Onex entities continue to hold class B common stock that represents at least 10% of the total number of shares of common stock outstanding, Onex will exercise a controlling influence over our business and affairs and will have the power to determine all matters submitted to a vote of our stockholders, including the election of directors and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. Onex could cause corporate actions to be taken even if the interests of Onex conflict with the interests of our other stockholders. This concentration of voting power could have the effect of deterring or preventing a change in control of Spirit that might otherwise be beneficial to our stockholders. Gerald W. Schwartz, the Chairman, President and Chief Executive Officer of Onex Corporation, owns shares representing a majority of the voting rights of the shares of Onex Corporation.

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

As of December 31, 2010, we had total debt of approximately $1,196.8 million, including approximately $566.1 million of borrowings under our senior secured credit facility, $594.2 million of long-term bonds, a $18.2 million Malaysian loan, approximately $17.2 million of capital lease obligations, and $1.1 million in other debt obligations. In addition to our debt, as of December 31, 2010, we had $42.0 million of letters of credit and letters of guarantee outstanding.

The terms of the indentures governing our long-term bonds and our senior secured credit facility impose significant operating and financial restrictions on us, which limit our ability, among other things, to:

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

Our existing senior secured revolving credit facility, which matures on September 30, 2014, is a significant source of liquidity for our business. The failure to extend or renew this agreement could have a significant effect on our ability to invest sufficiently in our programs, fund day to day operations, or pursue strategic opportunities.

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

Global credit markets are still recovering from the 2008 financial crisis, and are subject to numerous risk factors, including but not limited to concerns over sovereign debt in Europe and elsewhere; the impact and effectiveness of new financial legislation and regulation in the United States and Europe; the impact of those reforms on borrowers, financial institutions and credit rating agencies; potential systemic risk resulting from the interrelationship of credit market products and participants; global governmental and central banking policies; and conflict and political instability in the Middle East and Asia. There can be no assurance that access to credit markets will continue to be available to us.

Any reduction in our credit ratings could materially and adversely affect our business or financial condition.

On October 7, 2010, our corporate credit rating at Standard & Poor’s Rating Services was affirmed at BB and our corporate credit rating at Moody’s Investor Services was upgraded to Ba2 from Ba3.

The ratings reflect the agencies’ assessment of our ability to pay interest and principal on our debt securities and credit agreements. A rating is not a recommendation to purchase, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating agency has its own methodology for assigning ratings and, accordingly, each rating should be considered independently of all other ratings. Lower ratings would typically result in higher interest costs of debt securities when they are sold, and could make it more difficult to issue future debt securities. In addition, a downgrade in our fixed or revolving long-term debt rating could result in an increase in borrowing costs under our senior secured credit facility. Any downgrade in our credit ratings could thus have a material adverse effect on our business or financial condition.

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

Provisions of Spirit Holdings’ certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our current board of directors. These provisions include:

•	multi-vote shares of common stock, which are owned by the Onex entities and management stockholders;

•	advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	the authority of the board of directors to issue, without stockholder approval, up to 10 million shares of preferred stock with such terms as the board of directors may determine and an additional 57,208,192 shares of class A common stock (net of shares issued but subject to vesting requirements under our benefit plans and shares reserved for issuance upon conversion of outstanding shares of class B common stock) and an additional 114,409,506 shares of class B common stock (net of shares issued but subject to vesting requirements under our benefit plans).

In addition, our supply agreements with Boeing include provisions giving Boeing the ability to terminate the agreements in the event any of certain disqualified persons acquire a majority of Spirit’s direct or indirect voting power or all or substantially all of Spirit’s assets. See “Business — Our Relationship with Boeing.”

Spirit Holdings is a “controlled company” within the meaning of the New York Stock Exchange rules and, as a result, qualifies for, and relies on, exemptions from certain corporate governance requirements.

Because the Onex entities own more than 50% of the combined voting power of the common stock of Spirit Holdings, Spirit Holdings is deemed a “controlled company” under the rules of the New York Stock Exchange, or NYSE. As a result, Spirit Holdings qualifies for, and relies upon, the “controlled company” exception to the board of directors and committee composition requirements under the rules of the NYSE. Pursuant to this exception, Spirit Holdings is exempt from rules that would otherwise require that Spirit Holdings’ board of directors be comprised of a majority of “independent directors” (as defined under the rules of the NYSE), and that Spirit Holdings’ compensation committee and corporate governance and nominating committee be comprised solely of

“independent directors,” so long as the Onex entities continue to own more than 50% of the combined voting power of the common stock of Spirit Holdings. Spirit Holdings’ board of directors consists of ten directors, six of whom qualify as “independent.” Spirit Holdings’ compensation and corporate governance and nominating committees are not comprised solely of “independent directors.” Spirit Holdings does not currently rely on the exemption related to board composition, although it may do so in the future. See “Management — Executive Officers and Directors” and “Committees of the Board of Directors.”

Our stock price may be volatile.

Price fluctuations in our class A common stock could result from general market and economic conditions and a variety of other factors, including:

•	actual or anticipated fluctuations in our operating results;

•	changes in aerostructures pricing;

•	our competitors’ and customers’ announcements of significant contracts, acquisitions or strategic investments;

•	changes in our growth rates or our competitors’ and customers’ growth rates;

•	the timing or results of regulatory submissions or actions with respect to our business;

•	our inability to finance or raise additional capital;

•	conditions of the aerostructure industry, in the financial markets, or economic conditions in general; and

•	changes in stock market analyst recommendations regarding our class A common stock, other comparable companies or the aerospace industry in general.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2010 are set forth below:

		Approximate
Location	Primary Use	Square Footage	Owned/Leased

United States
Wichita, Kansas(1)	Primary Manufacturing	11.2 million	Owned/Leased
	Facility/Offices/Warehouse
Tulsa, Oklahoma	Manufacturing Facility	1.9 million	Leased
McAlester, Oklahoma	Manufacturing Facility	135,000	Owned
Kinston, North Carolina	Primary Manufacturing/Office/Warehouse	638,900	Leased
United Kingdom
Prestwick, Scotland	Manufacturing Facility	1.1 million	Owned
Preston, England	Administrative Offices	16,275	Leased
Malaysia
Subang, Malaysia	Manufacturing	244,000	Leased
France
Saint-Nazaire, France(2)	Primary Manufacturing/Office	58,753	Leased
Toulouse, France	Office	3,391	Leased

(1)	94% of the Wichita facility is owned.

(2)	Operations are expected to begin in 2011.

Our physical assets consist of 15.3 million square feet of building space located on 1,334 acres in nine facilities. We produce our fuselage systems and propulsion systems from our primary manufacturing facility located in Wichita, Kansas and we produce wing systems in our manufacturing facilities in Tulsa, Oklahoma, Kinston, North Carolina, Prestwick, Scotland, and Subang, Malaysia. In addition to these five sites, we have a facility located in McAlester, Oklahoma primarily dedicated to supplying the Tulsa facility.

The Wichita facility, including Spirit’s corporate offices, is comprised of 640 acres, 6.2 million square feet of manufacturing space, 1.4 million square feet of offices and laboratories for the engineering and design group and 3.6 million square feet for support functions and warehouses. A total of 604,715 square feet is currently vacant. The Wichita site has access to transportation by rail, road and air. For air cargo, the Wichita site has access to the runways of McConnell Air Force Base.

The Tulsa facility consists of 1.9 million square feet of building space set on 153 acres. The Tulsa plant is located five miles from an international shipping port (Port of Catoosa) and is located next to the Tulsa International Airport. The Tulsa facility includes off site leased space, 1.5 miles east in the Green Valley Center. The McAlester site, which manufactures parts and sub-assemblies primarily for the Tulsa facility, consists of 135,000 square feet of building space on 92 acres.

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

The Wichita and Tulsa manufacturing facilities have significant scale to accommodate the very large structures that are manufactured there, including, in Wichita, entire fuselages. Three of the U.S. facilities are in close proximity, with approximately 175 miles between Wichita and Tulsa and 90 miles between Tulsa and McAlester. Currently, these U.S. facilities utilize approximately 95% of the available building space. The Prestwick manufacturing facility currently utilizes only 63% of the space; of the remaining space, 21% is leased and 16% is vacant. The Preston office space is located in North Lancashire, England, approximately 200 miles south of Prestwick.

In September 2008, we broke ground on a 585,000 square foot facility built on 304 acres in Kinston, North Carolina. This facility, which supports the manufacturing of composite panels and wing components, was completed in 2010. In addition, a 27,500 square foot office/warehouse is being leased to support receiving needs, while a 26,400 square foot building is being leased for the purpose of tooling storage. Both buildings are leased from the nearby Global TransPark Authority.

In July 2010, Spirit AeroSystems opened a new 58,000 square foot leased facility in Saint-Nazaire, France built on 6.25 acres. The new facility will receive center fuselage frame sections for the Airbus A350 XWB from the facility in Kinston, North Carolina. Sections designed and manufactured in North Carolina will be shipped across the Atlantic, received in Saint-Nazaire, and assembled before being transported to Airbus. Operations in this facility are expected to commence in early 2011. Additionally, a 3,391 square foot office area in Toulouse, France has been leased since August 2009 for engineering support.

Item 3.	Legal Proceedings

From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at December 31, 2010 or December 31, 2009 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

In December 2005, a lawsuit was filed against Spirit, Onex, and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The Asset Purchase Agreement requires Spirit to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita, which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. On June 30, 2010, the U.S. District Court granted defendants’ dispositive motions, finding that the case should not be allowed to proceed as a class action. The plaintiffs have asked the Court to reconsider its ruling but the Court has not yet ruled on that motion. Depending on the nature of that ruling, some of the plaintiffs could possibly pursue individual claims or, could decide to appeal the District Court’s decision to the United States Court of Appeals for the Tenth Circuit, which could reverse the District Court’s June 30 ruling. The Company intends to continue to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants include Spirit Holdings, Spirit, the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with Boeing and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income Security Act and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification and are currently in the discovery process. The sub- class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the Asset Purchase Agreement from the Boeing Acquisition. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

On July 21, 2005, the UAW filed a grievance against Boeing on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, regarding issues that parallel those asserted in Harkness et al. v. The Boeing Company et al. Boeing denied the grievance, and the UAW subsequently filed suit to compel arbitration, which the parties eventually agreed to pursue. The arbitration was conducted in January 2008. In July 2008, the arbitrator issued an opinion and award in favor of the UAW. The arbitrator directed Boeing to reinstate the seniority of the employees and “afford them the benefits appurtenant thereto.” On March 5, 2009, the arbitrator entered an Opinion and Supplemental Award that directed Boeing to award certain benefits to UAW members upon whose behalf the grievance was brought, notwithstanding the prior denial of such benefits by the Boeing Plan Administrator. On April 10, 2009, Boeing filed a complaint in the United States District Court for the Northern District of Illinois, seeking a ruling that the arbitrator exceeded his authority in granting the Supplemental Award. On September 16, 2009, the District Court entered an order affirming the arbitrator’s Supplemental Award. Boeing appealed the District Court’s decision to the U.S. Seventh Circuit Court of Appeals, which recently affirmed the District Court’s decision. Boeing previously notified Spirit of its intent to seek indemnification from Spirit for any “indemnifiable damages” it may incur in the UAW matter, pursuant to the terms of the Asset Purchase Agreement. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

Item 4.	Removed and Reserved

Executive Officers of the Registrant

Listed below are the names, ages, positions held, and biographies of all executive officers of Spirit AeroSystems. Executive officers hold office until their successors are elected or appointed at the next annual meeting of the Board of Directors, or until their death, retirement, resignation, or removal.

Jeffrey L. Turner, 59.  Mr. Turner has been the President and Chief Executive Officer of Spirit Holdings since June 2006 and became a director of Spirit Holdings on November 15, 2006. Since June 16, 2005, the date of the Boeing Acquisition, he has also served in such capacities for Spirit. Mr. Turner joined Boeing in 1973 and was appointed Vice President — General Manager in November 1995. Mr. Turner received his Bachelor of Science in Mathematics and Computer Science and his M.S. in Engineering Management Science, both from Wichita State University. He was selected as a Boeing Sloan Fellow to the Massachusetts Institute of Technology’s (MIT) Sloan School of Management where he earned a Master’s Degree in Management.

Philip Anderson, 46.  Mr. Anderson became the Senior Vice President and Chief Financial Officer of Spirit Holdings on February 12, 2010. From October 2009 until February 2010, Mr. Anderson served as Vice President and Interim Chief Financial Officer of Spirit Holdings. Mr. Anderson also served as Treasurer of Spirit Holdings from November 2006 to July 2010. From March 2003 until November 2006, Mr. Anderson was the Director of Corporate Finance and Banking for Boeing. Mr. Anderson began his career at Boeing in 1989 as a defense program analyst and served in a variety of finance and manufacturing operations leadership positions at Boeing Defense Systems and Boeing Commercial Airplanes. Mr. Anderson received his Bachelor of Arts and Masters of Business from Wichita State University and holds a Six Sigma Black Belt certification from the University of Michigan.

H. David Walker, 59.  Mr. Walker became the Senior Vice President, Chief Technology Officer and Business Development of Spirit Holdings in July 2009 and served as Senior Vice President of Sales and Marketing for Spirit Holdings and/or Spirit from September 2005 to July 2009. From 2003 through September 2005, Mr. Walker was a Vice President of Vought Aircraft Industries. Mr. Walker served as the Vice President/General Manager/Member of the Board of Directors of The Aerostructures Corp. from 2002 until 2003 and served as Vice President of Programs and Marketing from 1997 through 2002. Mr. Walker received both his Bachelor of Science and Masters of Science in Mechanical Engineering from Vanderbilt University.

Gloria Farha Flentje, 67.  Ms. Flentje became Senior Vice President of Corporate Administration and Human Resources of Spirit Holdings in April 2008 and served as Vice President, General Counsel and Secretary of Spirit Holdings and/or Spirit from the date of the Boeing Acquisition until April 2008. Prior to the Boeing Acquisition, she worked for Boeing as Chief Legal Counsel for five years. Prior to joining Boeing, she was a partner in the Wichita, Kansas law firm of Foulston & Siefkin, L.L.P., where she represented numerous clients, including Boeing, on employment and labor matters and school law issues. Ms. Flentje graduated from the University of Kansas with a Bachelor of Arts in Mathematics and International Relations. She received her law degree from Southern Illinois University.

Samantha J. Marnick, 40.  Ms. Marnick became Senior Vice President of Corporate Administration and Human Resources on January 1, 2011. From March 2008 until December 2010, Ms. Marnick served as Vice President Labor Relations & Workforce Strategy responsible for labor relations, global human resource project management office, compensation and benefits, and workforce planning. Ms. Marnick previously served as Director of Communications and Employee Engagement from March 2006 to March 2008. Prior to joining the company, Ms. Marnick was a senior consultant and Principal for Mercer Human Resource Consulting holding management positions in both the United Kingdom and in the United States. Prior to that Ms. Marnick worked for Watson Wyatt, the UK’s Department of Health and Social Security and The British Wool Marketing Board. Ms. Marnick holds a Master’s Degree from the University of Salford in Corporate Communication Strategy and Management.

John Lewelling, 50.  Mr. Lewelling became the Senior Vice President/General Manager, Wing Systems Segment for Spirit Holdings in April 2008 and served as the Senior Vice President, Strategy and Information Technology for Spirit Holdings from November 2006 through April 2008. Mr. Lewelling was the Chief Operating Officer of GVW Holdings from 2004 to 2006. Mr. Lewelling was a Managing Director with AlixPartners from 2002 to 2003. Prior to that, he was a Partner with AT Kearney and Booz Allen from 1996 to 2002. Mr. Lewelling received his Bachelor of Science degree in Materials and Logistics Management from Michigan State University.

Richard Buchanan, 60.  Mr. Buchanan became the Senior Vice President & Chief Operations Officer of Spirit Holdings in July 2009 and served as General Manager of Fuselage Systems Segment of Spirit Holdings and/or Spirit from the date of the Boeing Acquisition to July 2009. Prior to the Boeing Acquisition, he was employed by Boeing for more than 25 years, all of which were spent at Boeing Wichita, except for one and one-half years in Everett, Washington as Fuselage Leader for the 787. During his tenure with Boeing, Mr. Buchanan held the positions of Director for Sub-Assembly/Lot Time, Director for Light Structures, and the Director and Leader of B737 Structures Value Chain. Mr. Buchanan is a graduate of Friends University with a Bachelor of Science degree in Human Resource Management.

Michael G. King, 55.  Mr. King became the Senior Vice President/General Manager, Fuselage Systems Segment of Spirit Holdings in July 2009 and served as the Senior Vice President/General Manager of Propulsion Systems Segment of Spirit Holdings and/or Spirit from the date of the Boeing Acquisition to July 2009. Prior to the Boeing Acquisition, Mr. King worked for Boeing for 25 years, from 1980 until 2005. In 1990, Mr. King was assigned to the Sub-Assembly/Lot Time Manufacturing Business Unit at Boeing, responsible for lot time production activities. From 1996 until 2002, he worked at Boeing’s Machining Fabrication Manufacturing Business Unit with responsibility for production of complex machined detail parts and assemblies for all commercial airplane models. In 2002, Mr. King became the Director of the Strut, Nacelle and Composite Responsibility Center at Boeing. Mr. King earned an Associate of Arts degree from Butler County Community College. He completed his Bachelor of Science in Manufacturing Technology at Southwestern College and received a Mini-MBA from Wichita State University. Mr. King also completed the Duke University Executive Management Program in 2002.

John Pilla, 51.  Mr. Pilla became the Senior Vice President/General Manager, Propulsion Systems Segment of Spirit Holdings in July 2009. From April 2008 to July 2009, Mr. Pilla was Chief Technology Officer of Spirit Holdings and he served as Vice President/General Manager-787 of Spirit Holdings and/or Spirit, a position he assumed at the date of the Boeing Acquisition in June 2005 and held until March 2008. Mr. Pilla began his career at Boeing Commercial Airplanes in 1981 as a stress engineer and was promoted to Chief Engineer of Structures and Liaison in 1995. In 1997, Mr. Pilla led the Next-Generation 737 engineering programs and ultimately led the Define Team on the 737-900 fuselage and empennage in late 1997 as well as the 777LR airplane in May 2000. In July 2001, Mr. Pilla became the Director of Business Operations, a position he held until July 2003 when he accepted an assignment as 787 Director of Product Definition and Manufacturing. He received his Master’s degree in Aerospace Structures Engineering in 1986 and an MBA in 2002 from Wichita State University.

Michelle A. Russell, 41.  Ms. Russell was named Senior Vice President, General Counsel and Secretary of Spirit Holdings in June 2010. She joined the Company as Associate General Counsel in January 2009, providing legal consultation, research and risk management assessment to assist a wide range of business operation and strategy initiatives. From 2005 to January 2009 Ms. Russell served as Vice President, Legal and Assistant General Counsel for YRC Worldwide, where she directed legal support for the enterprise’s shared services, operations and finance organizations as well as domestic and international acquisitions. Ms. Russell earned her Juris Doctorate from the University of Kansas. She also holds degrees in Atmospheric Science and Anthropology from the University of Kansas. Ms. Russell is a member of the Kansas Bar Association, the Missouri Bar Association, and the American Corporate Counsel Association. She is also a full member of the American Meteorological Society.

Neil McManus, 45.  Mr. McManus is the Vice President and Managing Director of Spirit AeroSystems (Europe) Limited and has executive responsibility for Spirit AeroSystems (Malaysia) Sdn. Bhd. Since the date of the BAE Acquisition, he has served in that capacity for Spirit Europe. Mr. McManus joined BAE Systems Aerostructures in 1986 and was appointed Managing Director — Aerostructures in January 2003. Mr. McManus was educated at Loughborough University of Science and Technology, where he received his Bachelor of Science Honors Degree in Engineering Manufacturing and a diploma in Industrial Studies.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our class A common stock has been quoted on the NYSE under the symbol “SPR” since November 21, 2006. Prior to that time, there was no public market for our stock. As of February 16, 2011, there were approximately 353 holders of record of class A common stock. However, we believe that many additional holders of our class A common stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names. The closing price on February 16, 2011 was $25.28 per share as reported by the NYSE.

As of February 17, 2011, there were approximately 185 holders of record of class B common stock. Our class B common stock is neither listed nor publicly traded.

The following table sets forth for the indicated periods the high and low closing sales price for our class A common stock on the NYSE.

	2010		2009
Fiscal Quarter	High	Low	High	Low

1st	$23.69	$16.50	$14.53	$8.03
2nd	$23.88	$17.26	$16.94	$10.68
3rd	$21.53	$18.57	$18.69	$12.08
4th	$21.75	$18.08	$20.50	$15.79

Dividend Policy

We did not pay any cash dividends in 2009 or 2010 and we currently do not intend to pay cash dividends and, under conditions in which our cash is below specific levels, are prohibited from doing so under credit agreements governing our credit facilities. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

The following table represents restricted shares outstanding under the Executive Incentive Plan, the Director Stock Plan, and the Short-Term and Long-Term Incentive Plans as of December 31, 2010.

Equity Compensation Plan Information

Number of Securities
Remaining Available
	Number of Securities			for Future Issuances
	to be Issued		Weighted-Average	Under the Equity
	Upon Exercise of		Exercise Price of	Compensation Plans
	Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column(a))
	(a)		(b)	(c)

Restricted Stock Awards
Equity compensation plans approved by security holders(1)(2)	N/A	(3)	$—	11,496,069	(4)
Equity compensation plans not approved by security holders(2)	—		$—	—
Total	N/A	(3)	$—	11,496,069	(4)

(1)	Approved by previous security holders in place before our initial public offering. Amendments were approved by shareholders in 2008.

(2)	Our equity compensation plans provide for the issuance of incentive awards to officers, directors, employees and consultants in the form of stock appreciation rights, restricted stock, restricted stock units and deferred stock, in lieu of cash compensation.

(3)	There are 1,523,338 class A shares and 2,101,823 class B shares outstanding under the Executive Incentive Plan, the Director Stock Plan, and the Short-Term and Long-Term Incentive Plans as of December 31, 2010.

(4)	As of December 31, 2010, there are 6,340,138, 2,499,731, 1,769,531 and 886,669 securities available for future issuance under the Executive Incentive Plan, the Director Stock Plan, and the Short-Term and Long-Term Incentive Plans, respectively.

Item 6.	Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

The following table sets forth our selected consolidated financial data for each of the periods indicated. Financial data for the twelve month periods ended December 31, 2006, December 31, 2007, December 31, 2008, December 31, 2009, and December 31, 2010 are derived from the audited consolidated financial statements of Spirit Holdings. The audited consolidated financial statements for the years ended December 31, 2008, December 31, 2009 and December 31, 2010 are included in this Annual Report. You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined and consolidated financial statements and related notes contained elsewhere in this Annual Report.

	Spirit Holdings
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007	2006

Statement of Income Data:
Net revenues	$4,172.4	$4,078.5	$3,771.8	$3,860.8	$3,207.7
Cost of sales(1)	3,607.9	3,581.4	3,163.2	3,197.2	2,934.3
Selling, general and administrative expenses(2)	156.0	137.1	154.5	192.1	225.0
Research and development	51.5	56.7	48.4	52.3	104.7

Operating Income	357.0	303.3	405.7	419.2	(56.3)
Interest expense and financing fee
amortization(3)	(59.1)	(43.6)	(39.2)	(36.8)	(50.1)
Interest income	0.3	7.0	18.6	29.0	29.0
Other income (loss), net	(0.4)	6.1	(1.2)	8.4	5.9

Income (loss) before income taxes and equity in net loss of affiliate	297.8	272.8	383.9	419.8	(71.5)
Income tax benefit (provision)(4)	(78.2)	(80.9)	(118.5)	(122.9)	88.3
Equity in net loss of affiliates	(0.7)	(0.2)	—	—	—

Net income	$218.9	$191.7	$265.4	$296.9	$16.8

Net Income per share, basic	$1.56	$1.39	$1.93	$2.19	$0.15
Shares used in per share calculation, basic(5)	137.9	137.2	137.0	134.5	115.6
Net income per share, diluted	$1.55	$1.37	$1.91	$2.13	$0.14
Shares used in per share calculation, diluted	141.0	139.8	139.2	139.3	122.0
Other Financial Data:
Cash flow provided by (used in)
operating activities	$125.1	$(13.9)	$210.7	$180.1	$273.6
Cash flow (used in) investing activities	$(288.4)	$(112.4)	$(119.8)	$(239.1)	$(473.6)
Cash flow provided by financing activities	$277.4	$276.1	$3.5	$8.3	$140.9
Capital expenditures	$(288.1)	$(228.2)	$(235.8)	$(288.2)	$(343.2)

	Spirit Holdings
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007	2006

Consolidated Balance Sheet Data:
Cash and cash equivalents	$481.6	$369.0	$216.5	$133.4	$184.3
Accounts receivable, net	$200.2	$160.4	$149.3	$159.9	$200.2
Inventories, net	$2,507.9	$2,206.9	$1,882.0	$1,342.6	$882.2
Property, plant & equipment, net	$1,470.0	$1,279.3	$1,068.3	$963.8	$773.8
Total assets	$5,102.0	$4,473.8	$3,760.3	$3,339.9	$2,722.2
Total debt	$1,196.8	$893.8	$588.0	$595.0	$618.2
Long-term debt	$1,187.3	$884.7	$580.9	$579.0	$594.3
Total equity	$1,810.9	$1,573.8	$1,297.5	$1,267.1	$859.5

(1)	Included in 2010 cost of sales are charges of $28.7 million related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010, early retirement incentives for members represented by IAM who made elections to retire in 2010, and grants of shares to employees represented by the UAW in connection with the ratification of a new ten-year labor contract on December 18, 2010. Included in 2007 and 2006 cost of sales are non-recurring charges of $1.2 million and $321.9 million, respectively for the Union Equity Participation Plan.

(2)	Includes non-cash stock compensation expenses of $7.9 million, $9.7 million, $15.3 million, $32.6 million, $56.6 million, for the respective periods starting with the twelve months ended December 31, 2010. Also included in 2007 are $4.9 million of costs associated with the evaluation of Airbus’ European manufacturing sites in 2007. Included in 2006 are $8.3 million of IPO-related charges.

(3)	Included in 2006 interest expense and financing fee amortization are expenses related to the IPO of $3.7 million.

(4)	Included in the 2006 income tax benefit is a $40.1 million federal and a $4.0 million state tax valuation allowance reversal totaling $44.1 million.

(5)	Under the FASB guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Events

On January 12, 2011, we announced that we reached an agreement with The Boeing Company regarding certain claims associated with the development and production of the 787-8 airplane in December 2010. The agreement provides that the parties will complete formal amendments in the first half of 2011. The impact of the agreement was included in our fourth quarter and full year 2010 results. For further discussion see Item 1, Business — Our Relationship with Boeing, in this Annual Report.

On November 11, 2010, Boeing announced the postponement of further flight test activities on the B787, following the occurrence of an onboard electrical fire. On December 23, 2010, Boeing announced that it was resuming test flight activities on the B787 that day. On January 18, 2011, Boeing announced that it expects delivery of the first B787 to take place in the third quarter of 2011.

Overview

We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the twelve months ended December 31, 2010, we generated net revenues of $4,172.4 million and net income of $218.9 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina. The Propulsion Systems segment manufactures products at our facilities in Wichita, Kansas. The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma, Prestwick, Scotland, Subang, Malaysia and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 25%, 26% and less than 1% respectively, of our net revenues for the twelve months ended December 31, 2010.

Market Trends

The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. The global industry’s revenue rebounded sharply in 2010 for both passenger air traffic and cargo freight, after significant contraction in 2008 and 2009. One key near-term variable affecting the industry is fuel costs, which are expected to rise in 2011, possibly deteriorating the industry’s profit margins. If fuel costs were to rise near the recent highs of 2008, airlines might respond with canceled or deferred orders. However, Boeing and Airbus have indicated that they do not anticipate any near-term erosion to their backlogs. Both OEM’s have announced multiple production rate increases, commencing in 2011 with the respective single-aisle programs (Airbus A320 and Boeing B737).

Demand for commercial aerostructures is highly correlated to demand for new aircraft. From 2005 through 2008, Boeing and Airbus experienced an unprecedented order intake and backlog growth. In that period, the two manufacturers obtained combined total gross orders of approximately 8,400 aircraft. Their aggregate backlog increased from nearly 2,600 to over 7,400 aircraft. An order slowdown in 2009 resulted in a decrease in aggregate backlog. However, net orders for 2010 rebounded from the previous year. Commercial net orders were 1,104 in 2010, resulting in a backlog increase of 132 aircraft. High backlog levels are expected to continue to drive increasing production and delivery forecasts in the near to mid-term from both Boeing and Airbus. The following table sets forth the historical deliveries of Boeing and Airbus for 2006 through 2010 and delivery expectations for 2011.

	2006	2007	2008	2009	2010	2011(1)

Boeing	398	441	375	481	462	485-500
Airbus	434	453	483	498	510	520-530

Total	832	894	858	979	972	1,005-1,030

(1)	Boeing has announced that it expects its 2011 deliveries to be between 485-500. We expect Airbus deliveries to be approximately 520-530 in 2011.

Inventory continues to grow in terms of absolute dollars and remains stable as a percentage of total assets. Inventory as a percentage of total assets was 49%, 49% and 50% at December 31, 2010, 2009, and 2008, respectively. This overall trend in inventory is driven primarily by our contractually required investments in new programs which include the Boeing B787, Gulfstream G250 and G650, Airbus A350 XWB, Sikorsky CH-53K and Rolls Royce BR725 programs. The contracts for these new programs accounted for an increase in inventory from 2009 to 2010 of $385.9 million, which is net of a $93.0 million forward loss provision recorded in 2009 as a reduction to inventory on our G250 contract. This increase was partially offset by a $48.6 million decrease in inventory from mature Boeing and Airbus programs. The increases in inventory for new programs in the last few years are a result of the application of the percentage-of-completion method of contract accounting with regard to inventory and revenue recognition. Under this method, investments in new contracts, including contractual pre-production costs and recurring production costs in excess of the projected average cost to manufacture all units in the contract block, initially accumulate in inventory for the related contract. Once production has reached a point where the cost to produce a ship set falls below such projected average cost, the inventory balance for such program will begin to decrease. As many of our new programs are either in the pre-production phase or the early stages of recurring production, we expect that inventory balances will continue to increase in 2011. Deferred inventory costs are evaluated for recoverability through their inclusion in the total costs used in the calculation of each contract’s estimated profit margin. When the estimated total contract costs exceed total estimated contract revenues, an inventory reserve is established.

New Program Performance

We are currently performing work on several new programs, which are in various stages of development. Several of these programs entered flight testing during the fourth quarter of 2009, including the Boeing B787, Gulfstream G250, and Gulfstream G650 (which includes the Rolls Royce BR725) and we delivered revenue-generating production units for all of these programs in 2010. In addition, we are working on the new Boeing B747 derivative (the B747-8), which entered flight testing in February of 2010.

Certain of these programs continue to pose a risk of additional charges and/or forward losses given the low margins that are currently forecasted and cost pressure that has continued through the fourth quarter of 2010. In 2010, we recorded a $7.1 million unfavorable cumulative catch-up adjustment related to periods prior to 2010 on our Sikorsky CH-53K contract as a result of additional costs required to meet test hardware schedules. We continue to see risk for cost growth on this program, which has deteriorated current margins on our contract to break-even. Our estimated margins on the initial Rolls-Royce BR725 contract continue to be zero. The G250 program is experiencing cost growth as we progress through the certification process. We are currently in the process of restructuring the major cost elements of the G250 program in order to drive cost savings. A forward loss on this program continues to be a significant risk and is dependent upon our ability to successfully perform under the revised reduced cost structure as we enter into production. We are also estimating zero margins on a contract related to the wing portion of the B747-8 program. The B787 contract profitability will depend on our ability to achieve cost reduction opportunities as we increase production levels in the coming months and years. During the fourth quarter of 2010, based on a comprehensive analysis of our 787 contract, we revised our contract estimates to reflect a break-even margin, which resulted in a cumulative catch-up adjustment in the fourth quarter which was a $9.0 million charge. A forward loss on this program continues to be a significant risk until planned cost reductions are realized through performance initiatives.

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

Basis of Presentation

The financial statements include Spirit’s financial statements and the financial statements of its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. Investments in business entities in which we do not have control, but have the ability to exercise influence over operating and financial policies, are accounted for by the equity method. Kansas Industrial Energy Supply Company (“KIESC”), a tenancy-in-common with other Wichita companies established to purchase natural gas, is fully consolidated as Spirit owns 77.8% of the entity’s equity. All intercompany balances and transactions have been eliminated in consolidation. Spirit’s U.K. subsidiary uses local currency, the British pound, as its functional currency. All other foreign subsidiaries use local currency as their functional currency with the exception of our Malaysian subsidiary, which uses the British pound, and our French subsidiary, which uses the U.S. dollar.

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

Since Boeing retained title to tooling assets and provides such tooling to the Company at no cost, the Company treats the amortization of Boeing-owned tooling as a reduction to revenues as required by FASB authoritative guidance on consideration given by a vendor to a customer, including resellers of the vendor’s product. These items are netted against gross revenues in calculating net revenues. The Company expects to recognize no reductions to net revenues in 2011 for Boeing tooling, as the tooling became fully amortized in 2010. However, under an agreement with Airbus, certain payments that are also accounted for as consideration given by a vendor to a customer will be amortized as a reduction to net revenues beginning in 2011.

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

Stock Compensation Plans

At inception, we adopted FASB authoritative guidance which generally requires companies to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period or immediately if there is no service period or other performance requirements. Stock-based compensation represents a significant accounting policy of ours, which is further described in Note 14 within the notes to our consolidated financial statements included in this Annual Report.

We have established various stock compensation plans that include restricted share grants and restricted stock units.

New Accounting Standards

For a listing of new accounting standards see Note 2, “Summary of Significant Accounting Policies — New Accounting Standards.”

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Twelve	Twelve	Twelve
	Months	Months	Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	($ in millions)

Net revenues	$4,172.4	$4,078.5	$3,771.8
Cost of sales(1)	3,607.9	3,581.4	3,163.2
Selling, general and administrative expenses(2)	156.0	137.1	154.5
Research and development	51.5	56.7	48.4

Operating income	357.0	303.3	405.7
Interest expense and financing fee amortization	(59.1)	(43.6)	(39.2)
Interest income	0.3	7.0	18.6
Other income (expense), net	(0.4)	6.1	(1.2)

Income before income taxes and equity in net loss of affiliate	297.8	272.8	383.9
Income tax provision	(78.2)	(80.9)	(118.5)

Income before equity in net loss of affiliate	219.6	191.9	265.4
Equity in net loss of affiliate	(0.7)	(0.2)	—

Net income	$218.9	$191.7	$265.4

(1)	Included in 2010 cost of sales are charges of $28.7 million related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010, early retirement incentives for members represented by IAM who made elections to retire in 2010, and grants of shares to employees represented by the UAW in connection with the ratification of a new ten-year labor contract on December 18, 2010.

(2)	Includes non-cash stock compensation expenses of $7.9 million, $9.7 million and $15.3 million for the respective periods starting with the twelve months ended December 31, 2010.

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

Comparative ship set deliveries by model are as follows:

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
Model	2010	2009	2008

B737	372	350	317
B747	10	11	16
B767	15	12	10
B777	67	82	68
B787	16	11	3

Total Boeing	480	466	414
A320 Family	368	408	367
A330/340	72	100	90
A380	18	11	16

Total Airbus	458	519	473
Hawker 800 Series	19	44	91

Total	957	1,029	978

Net revenues by prime customer are as follows:

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
Prime Customer	2010	2009	2008
	(Dollars in millions)

Boeing	$3,480.8	$3,472.4	$3,219.6
Airbus	465.4	444.1	421.1
Sikorsky	59.6	45.2	19.9
Other	166.6	116.8	111.2

Total net revenues	$4,172.4	$4,078.5	$3,771.8

2009 G250 Forward Loss Charge

In the second quarter of 2009, we recorded a $93.0 million forward loss charge for the Gulfstream G250 business jet program. Under our contract for this program, we have the exclusive right to design, develop and manufacture wing components over the life of the program. The contract provides for fixed prices, which are subject to annual formulaic adjustments based on changes in certain specified cost indices. In addition, the G250 contract requires us to fund certain up-front development expenses. The G250 program charge resulted from the combination of higher than anticipated non-recurring costs, increased forecasted costs on recurring production and a decrease in the estimated number of units to be produced over which the increased non-recurring costs will be spread. The increases in costs were driven by several factors, including: changing technical requirements, overspending on the design and engineering phase of the program and uncertainty in our ability to secure long-term contracts with suppliers at projected cost levels. The decrease in the estimated number of units to be produced under the contract was due to deterioration in the global economy and decreasing demand for mid-sized business jets. Further cost increases or an inability to meet revised recurring cost forecasts on the G250 program may result in additional forward loss reserves in future periods, while improvements in future costs compared to current estimates may result in favorable adjustments if forward loss reserves are no longer required.

Twelve Months Ended December 31, 2010 as Compared to Twelve Months Ended December 31, 2009

Net Revenues.  Net revenues for the twelve months ended December 31, 2010, were $4,172.4 million, an increase of $93.9 million, or 2%, compared with net revenues of $4,078.5 million for the prior year. The increase in net revenues is primarily attributable to an increase in ship set deliveries in 2010 for the Boeing B737 as compared to 2009 as the lingering effects of the IAM Strike at Boeing impacted the first quarter 2009 deliveries. In addition, 2010 deliveries for the Boeing B787 also increased driven by customer delivery schedule. Non-recurring revenues, which are derived primarily from engineering and design efforts, were $297.0 million and $328.0 million for each of the twelve month periods ended December 31, 2010 and December 31, 2009, respectively. Favorable volume-based pricing adjustments of $38.0 million were recorded in 2009 as a result of lower deliveries due to the IAM Strike at Boeing as compared with $5.2 million of such adjustments recorded during the same period of 2010. The strengthening dollar during 2010 resulted in an $8.4 million decrease in the value of net revenues from Spirit Europe. Deliveries to Boeing increased by 3% to 480 ship sets during 2010 compared to 466 ship sets delivered in the prior year, mostly due to increases in B737 and B787 ship set deliveries, partially offset by a decrease in B777 ship set deliveries driven by customer delivery schedule. Deliveries to Airbus decreased by 12% to 458 ship sets during 2010 compared to 519 ship sets delivered in the prior year due to a 2010 customer delivery re-phasing at Spirit Europe which reduced third quarter A320 deliveries. We re-aligned with customer A320 delivery levels in the fourth quarter of 2010. In total, ship set deliveries decreased 7% to 957 ship sets in 2010 compared to 1,029 ship sets for the same period in the prior year. This was primarily attributable to reduced deliveries of Hawker, A320 and A330 ship sets, which are not a significant source of revenue, partially offset by increased Boeing ship set deliveries. Approximately 94% of Spirit’s net revenues for 2010 came from our two largest customers, Boeing and Airbus.

Cost of Sales.  Cost of sales as a percentage of net revenues was 87% for the twelve months ended December 31, 2010, as compared to 88% in the prior year. The decrease in 2010 is primarily due to the absence of unusual charges recorded in 2009, consisting of $103.9 million related to a forward loss on our G250 contract and the Cessna Citation Columbus program termination, as well as an unfavorable cumulative catch-up adjustment of $58.5 million in 2009. During 2010, we recorded expenses of approximately $18.9 million associated with the shares granted to eligible IAM-represented employees at the ratification of a new ten-year agreement on June 25, 2010, $6.5 million in early retirement incentives accepted by IAM-represented employees in the third quarter of 2010 also in accordance with the new ten-year contract, and $3.3 million associated with shares granted to eligible UAW-represented employees at the ratification of a new ten-year contract on December 18, 2010. We updated our 2010 contract profitability estimates resulting in an unfavorable cumulative catch-up adjustment of $23.2 million driven by a $5.2 million charge on our Hawker 850XP contract related to the decision to exit the program, $7.1 million unfavorable cumulative catch-up adjustment related to periods prior to 2010 on our Sikorsky CH-53K contract as a result of additional costs required to meet test hardware schedules, and $6.5 million recorded in the Propulsion segment primarily driven by the fourth quarter of 2010 comprehensive analysis of our 787 contract, during which we revised our contract estimates to reflect a break even margin, partially offset by favorable performance trends on mature programs. We also recorded a $2.8 million forward loss charge for tooling contracts for the G250 program in 2010. In addition to these specific charges, we continue to experience lower profitability on follow-on production blocks that began in the fourth quarter of 2009.

In January 2010, we adopted a change in accounting estimate which extended the useful lives of certain assets. The effect of this change was a decrease in depreciation charges of $14.6 million to inventory for 2010, which will eventually flow through cost of sales following the process for contract accounting.

SG&A, Research and Development.  Combined SG&A and Research and Development costs as a percentage of net revenues were 5% for both of the twelve month periods ended December 31, 2010 and December 31, 2009. SG&A expense increased $18.9 million, or 14%, primarily due to early retirement incentives offered in 2010, as well as additional SG&A expenses incurred as we expanded our global footprint to Malaysia, North Carolina and France. In addition, we recognized $7.9 million in stock compensation expense in SG&A during the twelve months ended December 31, 2010, as compared to $9.7 million during the same period in the prior year. Research and

Development expenses for the twelve months ended December 31, 2010 were down $5.2 million, or 9% compared to the same period in the prior year due to the completion of certain A350 related R&D work in 2009.

Operating Income.  Operating income for the twelve months ended December 31, 2010, was $357.0 million, an increase of $53.7 million, or 18%, compared to operating income of $303.3 million for the prior year. Operating income increased in 2010 primarily due to the absence of charges similar in nature to those recorded in the second quarter of 2009, that are discussed above, partially offset by the decrease in volume-based pricing adjustments recorded in 2010, the stock award charge recorded in 2010 related to the ratification by IAM-represented employees as the result of a new ten-year agreement, charges associated with the early retirement incentives offered in 2010 as part of that contract, and the stock award charge recorded in 2010 related to the ratification by UAW-represented employees of a new ten-year agreement. Operating margins continued to reflect the reduced profitability on follow-on production blocks as compared with 2009.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the twelve months ended December 31, 2010, includes $51.1 million of interest and fees paid or accrued in connection with long-term debt and $8.0 million in amortization of deferred financing costs, as compared to $37.1 million of interest and fees paid or accrued in connection with long-term debt and $6.5 million in amortization of deferred financing costs in the prior year. In June 2009, the Company amended its credit facility which resulted in an increase in amortized deferred financing costs. The increase in interest expense in 2010 was primarily driven by interest on the senior unsecured notes issued at the end of the third quarter in 2009, partially offset by interest incurred on the drawn portion of the revolver in 2009. The increase in deferred financing fees was primarily the result of a full-year discount amortization in 2010 on the notes issued in the third quarter of 2009.

Interest Income.  Interest income for the twelve months ended December 31, 2010 was $0.3 million, as compared to $7.0 million for the same period in the prior year, which included $6.5 million of accretion of the discounted long-term receivable from Boeing for capital expense reimbursement pursuant to the Asset Purchase Agreement for the Boeing Acquisition. The last of these payments for capital reimbursement was made by Boeing to the Company in 2009.

Other Income (Expense).  Other income (expense) for 2010 included expense of ($5.0) million due to changes in foreign exchange rates on intercompany activity and borrowings, as compared to income of $2.3 million for the same period in the prior year. The increase in expense was driven primarily by the intercompany payable from Spirit Europe to Spirit related to our A350 XWB program, as well as trade payables and borrowings. Should these balances increase, they will be more susceptible to changes in exchange rates.

Provision for Income Taxes.  Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition could include finalizing audit examinations for open tax years, statute of limitations expiration, or a stock acquisition.

The income tax provision for the twelve months ended December 31, 2010, was $78.2 million compared to $80.9 million for the prior year. The 2010 effective tax rate was 26.3% as compared to 29.7% for 2009. The decrease in the effective tax rate recorded for 2010 is related primarily to settling the 2005 and 2006 U.S. federal examinations, additional state income tax credits, and our tax holiday in Malaysia. The decrease from the U.S. statutory tax rate is attributable primarily to the U.S. federal research tax credit, qualified domestic production activities deduction, state income tax credits, and our tax holiday in Malaysia.

Segments.  The following table shows segment revenues for the twelve months ended December 31, 2010, December 31, 2009 and December 31, 2008:

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	($ in millions)

Segment Revenues
Fuselage Systems	$2,035.1	$2,003.6	$1,758.4
Propulsion Systems	1,061.8	1,030.0	1,031.7
Wing Systems	1,067.4	1,024.4	955.6
All Other	8.1	20.5	26.1

	$4,172.4	$4,078.5	$3,771.8

Segment Operating Income
Fuselage Systems	$292.3	$287.6	$287.6
Propulsion Systems	137.5	122.6	162.2
Wing Systems	101.0	20.7	99.7
All Other	(1.8)	(1.4)	0.3

	529.0	429.5	549.8
Unallocated corporate SG&A	(139.7)	(122.7)	(141.7)
Unallocated research and development	(3.6)	(3.5)	(2.4)
Unallocated cost of sales(1)	(28.7)	—	—

Total operating income	$357.0	$303.3	$405.7

(1)	Unallocated cost of sales for the twelve months ended December 31, 2010 includes charges related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010, early retirement incentives for members represented by the IAM who made elections to retire in 2010, and grants of shares to employees represented by the UAW in connection with the ratification of a new ten-year labor contract on December 18, 2010.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 25%, 26% and less than 1% respectively, of our net revenues for the twelve months ended December 31, 2010. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 55%, 26%, 19% and less than 1%, respectively, of our operating income before unallocated corporate expenses for the year ended December 31, 2010.

Fuselage Systems.  Fuselage Systems segment net revenues for the twelve months ended December 31, 2010, were $2,035.1 million, an increase of $31.5 million, or 2%, compared to the same period in the prior year. This reflects an increase in deliveries of B737 and B787 ship sets in 2010, partially offset by a decrease in deliveries of B777 ship sets in 2010, as compared to the prior year. Fuselage Systems posted segment operating margins of 14% for each of the twelve month periods ended December 31, 2010 and December 31, 2009. Lower overall margins on follow-on production blocks impacted segment operating margins in 2010, while a $10.9 million charge for the Cessna Citation Columbus program termination and an unfavorable cumulative catch-up of $29.9 million were recorded in 2009 related to periods prior to 2009. During 2010, the segment realized an unfavorable cumulative catch-up adjustment of $7.2 million related to periods prior to 2010, primarily driven by additional costs required to meet test hardware schedules on the Sikorsky CH-53K program, partially offset by favorable performance on mature programs.

Propulsion Systems.  Propulsion Systems segment net revenues for the twelve months ended December 31, 2010 were $1,061.8 million, an increase of $31.8 million, or 3%, as compared to the same period in the prior year. This reflects an increase in deliveries of B737 and B787 ship sets in 2010, partially offset by a decrease in deliveries of B777 ship sets in 2010, as compared to the prior year. Propulsion Systems posted segment operating margins of 13% for the twelve months ended December 31, 2010 as compared to 12% for the same period in the prior year. Lower overall margins on follow-on production blocks impacted segment operating margin in 2010, while an unfavorable cumulative catch-up adjustment of $22.4 million was recorded in 2009 related to periods prior to 2009. During 2010, the segment realized an unfavorable cumulative catch-up adjustment of $6.5 million related to periods prior to 2010, primarily driven by the fourth quarter of 2010 comprehensive analysis of our 787 contract, during which we revised our contract estimates to reflect a break even margin.

Wing Systems.  Wing Systems segment net revenues for the twelve months ended December 31, 2010, were $1,067.4 million, an increase of $43.0 million, or 4%, as compared to the same period in the prior year. This reflects an increase in revenues related to engineering and development work on our new programs. Wing Systems posted operating margins of 10% for 2010, as compared to 2% in the prior year, primarily due to the $90.5 million forward loss charge on the G250 contract recorded during 2009 and an unfavorable cumulative catch-up adjustment of $6.2 million recorded in 2009 related to periods prior to 2009. During 2010, the segment realized an unfavorable cumulative catch-up adjustment of $9.5 million related to periods prior to 2010.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from KIESC. In the twelve months ended December 31, 2010, All Other segment net revenues were $8.1 million, a decrease of $12.4 million, or 60%, as compared to the same period in the prior year. The decrease in net revenues was primarily driven by a decrease in third party tooling sales. The All Other segment recorded negative operating margins in both years due to an additional forward loss charge on a tooling contract for the G250 program of $2.5 million in 2009 and $2.8 million in 2010.

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

Segments.  Segment operating income before unallocated expenses for the twelve months ended December 31, 2009 included several unusual charges, including a $93.0 million forward-loss charge for the Gulfstream G250 business jet program, an unfavorable cumulative catch-up adjustment of $39.0 million, the $10.9 million impact of the Cessna Citation Columbus program termination, and increased R&D spending on new programs. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 25%, 25% and 1%, respectively, of our net revenues for the twelve months ended December 31, 2009. Revenues attributable to Airbus are recorded within Wing Systems. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 67%, 28%, 5% and less than 1%, respectively, of our operating income before unallocated corporate expenses for the year ended December 31, 2009.

Fuselage Systems.  Fuselage Systems segment net revenues for the twelve months ended December 31, 2009, were $2,003.6 million, an increase of $245.2 million, or 14%, compared with Fuselage Systems segment net revenues of $1,758.4 million for the prior year. This reflects an increase in deliveries for most Boeing large commercial aircraft programs in 2009 due to the IAM Strike in late 2008 and delivery of eleven B787 forward fuselage sections in 2009 as compared with three deliveries in the prior year, partially offset by fewer deliveries of B747 units. Fuselage Systems recorded segment operating margins of 14% for the twelve months ended December 31, 2009, as compared to 16% reported for the prior year as net unfavorable cumulative catch-up adjustments of $29.9 million were realized during 2009 related to periods prior to 2009, primarily driven by post-strike production ramp-up as a result of the IAM Strike in late 2008, nutplate rework, transition to a new ERP system, higher than forecasted costs on contract blocks completed in December 2009, and higher than expected costs on the Sikorsky CH-53K program. In addition, a $10.9 million charge for the termination of the Cessna Citation Columbus program was recorded during 2009. Unfavorable cumulative catch-up adjustments of $10.7 million were recorded in 2008 related to periods prior to 2008.

Propulsion Systems.  Propulsion Systems segment net revenues for the twelve months ended December 31, 2009, were $1,030.0 million, which were essentially flat compared with Propulsion Systems segment net revenues of $1,031.7 million for the prior year. This reflects an increase in deliveries for most Boeing large commercial aircraft programs in 2009 due to the IAM Strike in late 2008, partially offset by fewer B747 units. Propulsion Systems recorded segment operating margins of 12% for the twelve months ended December 31, 2009, as compared to 16% reported for the prior year as net unfavorable cumulative catch-up adjustments of $22.4 million were realized during 2009 related to periods prior to 2009, primarily driven by disruption related to the post-strike production ramp-up as a result of the IAM Strike in late 2008. In addition, lower aftermarket sales were realized year over year. Unfavorable cumulative catch-up adjustments of $4.4 million were recorded in 2008 related to periods prior to 2008.

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

Liquidity and Capital Resources

The primary sources of our liquidity include cash flow from operations, which include advance payments and receivables from customers, borrowings available under our revolving credit facility and proceeds from our bond issuances. Our liquidity requirements and working capital needs depend on a number of factors, including delivery rates and payment terms under our contracts, the level of research and development expenditures related to new programs, capital expenditures, growth and contractions in the business cycle, contributions to our union-sponsored benefit plans and interest and principal payments on our indebtedness.

As of December 31, 2010, we had $481.6 million of cash and cash equivalents on the balance sheet and $631.1 million of available borrowing capacity under our revolving credit facility. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth (as discussed below), planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flow for the years ended December 31, 2010, December 31, 2009, and December 31, 2008:

	For the Twelve Months Ended
	December 31, 2010	December 31, 2009	December 31, 2008
	($ in millions)

Net income	$218.9	$191.7	$265.4
Adjustments to reconcile net income	184.9	162.4	108.0
Changes in working capital	(278.7)	(368.0)	(162.7)

Net cash provided by (used in) operating activities	125.1	(13.9)	210.7
Net cash (used in) investing activities	(288.4)	(112.4)	(119.8)
Net cash provided by financing activities	277.4	276.1	3.5

Effect of exchange rate change on cash and cash equivalents	(1.5)	2.7	(11.3)

Net increase in cash and cash equivalents for the period	112.6	152.5	83.1
Cash and cash equivalents, beginning of period	369.0	216.5	133.4

Cash and cash equivalents, end of period	$481.6	$369.0	$216.5

Twelve Months Ended December 31, 2010 as Compared to Twelve Months Ended December 31, 2009

Operating Activities.  For the twelve months ended December 31, 2010, we had a net cash inflow of $125.1 million from operating activities, an increase of $139.0 million compared to a net cash outflow of $13.9 million for the same period in the prior year. The increase in cash provided by operating activities in 2010 was primarily due to higher net income, the slowing of new program inventory growth on programs other than B787 (which is ramping up production), and a payment received in the fourth quarter of 2010 as a result of the memorandum of agreement and settlement agreement between Spirit and Boeing relating to the B787 contract. This overall improvement was partially offset by a decrease in advance payments as increased deliveries of the B787 liquidated advances previously received, and a decline in accounts payable and accrued liabilities in 2010. In 2009, we benefited from a change in accounts payable terms which occurred in the first quarter of 2009. Our overall trend of inventory growth is driven primarily by our contractually required investments in new programs which include the Boeing B787, Gulfstream G250 and G650, Airbus A350 XWB, Sikorsky CH-53K and Rolls Royce BR725 programs. The contracts for these new programs accounted for an increase in inventory in 2010 of $385.9 million, as compared to an increase of $317.3 million in 2009. We expect these programs will continue to drive inventory growth as we incur additional up-front costs to produce initial units, which traditionally have a higher cost. The mature Boeing and Airbus program inventories decreased $48.6 million in 2010 as compared with a $2.3 million increase for these contracts in 2009. In 2010, inventory balances decreased $36.3 million on remaining programs, including non-program specific inventory, as compared to an increase in inventory balances of $5.4 million for the same period in the prior year.

As a component of the increase in inventory, the amount related to the B787 program increased by $218.8 million in 2010 compared to an increase of $128.0 million in the same period of 2009. Deferred production balances increased by $226.4 million in 2010 compared to $243.5 million in the same period of 2009 as a result of delivery of sixteen B787 ship sets in 2010 as compared to eleven ship sets in the same period of 2009. Deferred production per unit also decreased reflecting the decreasing manufacturing cost per unit. Deferred production costs represent the deferral of excess-over-average costs over the production block. The revenue we recognized upon delivery of B787 ship sets in both 2010 and 2009 did not result in cash receipts, resulting instead in the liquidation of customer advances. This will continue until cash payments for the B787 units resume, which is expected to occur prior to the delivery of the 50th unit. Additionally, increases in inventory related to the B787 will continue to consume incremental amounts of cash until the cost to build a ship set falls below the ship set price recognized at delivery.

Investing Activities.  For the twelve months ended December 31, 2010, we had a net cash outflow of $288.4 million from investing activities, an increase in outflow of $176.0 million, as compared to a net cash outflow of $112.4 million for the same period in the prior year. The primary driver in the increased use of cash between periods was the final payment of the long-term receivable from Boeing in December 2009, which resulted in a cash benefit of $115.4 million in 2009 with no corresponding benefit in 2010. During 2010, we invested $288.1 million in property, plant and equipment, software and program tooling, which was $59.9 million higher than during the same period in the prior year, as the result of set-up of our facilities in Kinston, North Carolina and Saint-Nazaire, France.

Financing Activities.  For the twelve months ended December 31, 2010, we had a net cash inflow of $277.4 million from financing activities, an increase in cash flow of $1.3 million, compared to a net cash inflow of $276.1 million for the same period in the prior year. We received proceeds of $300.0 million and $293.4 million, net of the bond discount, from bond issuances in 2010 and 2009, respectively, partially offset by additional deferred financing costs associated with the bond offerings. Spirit repaid $150.0 million and $200.0 million of borrowings under its senior secure credit facility using a portion of the bond proceeds in 2010 and 2009, respectively.

Twelve Months Ended December 31, 2009 as Compared to Twelve Months Ended December 31, 2008

Operating Activities.  For the twelve months ended December 31, 2009, we had a net cash outflow of $13.9 million from operating activities, a decrease of $224.6 million, as compared to a net cash inflow of $210.7 million in the prior year. The decrease in cash provided from operations in 2009 was primarily due to lower net income and recognition of net customer advances and net deferred revenue of $(112.3) million as compared to $435.1 million of customer advances and deferred revenue received in 2008 related to the B787 and A350 XWB programs. While the overall change in inventory balance related to the B787 program increased by $128.0 million in 2009 compared to an increase of $241.0 million in 2008, deferred production costs increased by $243.5 million in 2009 and $132.0 million in 2008 as a result of delivery of eleven B787 ship sets in 2009 as compared to three in 2008. Deferred production costs represent the deferral of excess-over-average costs over the production block. The revenue we recognized upon delivery of B787 ship sets in 2009 did not result in cash receipts, resulting instead in the liquidation of customer advances. This will continue until cash payments for the B787 units resume, prior to the delivery of the 50th unit. Additionally, increases in inventory related to the B787 will continue to consume incremental amounts of cash until the cost to build a ship set falls below the ship set price recognized at delivery. Increased spending on new programs year-over-year also had an impact of $189.3 million on inventory.

Investing Activities.  For the twelve months ended December 31, 2009, we had a net cash outflow of $112.4 million related to investing activities, a $7.4 million decrease, as compared to a cash outflow of $119.8 million in the prior year. During 2009, we invested $228.2 million in property, plant and equipment, software and program tooling, which was $7.6 million lower than during the same period in the prior year, partially offset by a slight decrease in Boeing payments to Spirit attributable to the acquisition of title of various tooling and other capital assets. The last of these payments were received in December 2009.

Financing Activities.  For the twelve months ended December 31, 2009, we had a net cash inflow of $276.1 million related to financing activities, a $272.6 million increase, as compared to a $3.5 million cash inflow in the prior year. This was due primarily to the receipt of $293.4 million in net proceeds received from Spirit’s bond offering in the third quarter of 2009, partially offset by additional deferred financing costs associated with the bond offering. Spirit repaid $200.0 million of borrowings under its existing senior secured revolving credit facility using a portion of the bond proceeds.

Future Cash Needs and Capital Spending

Our primary future cash needs will consist of working capital, debt service, research and development and capital expenditures. We expend significant capital on research and development during the start-up phase of new programs, to develop new technologies for next generation aircraft and to improve the manufacturing processes of aircraft already in production. Research and development expenditures totaled approximately $51.5 million and $56.7 million for the twelve months ended December 31, 2010 and December 31, 2009, respectively.

We anticipate reaching maximum capacity for certain programs, and are evaluating various plans to relieve capacity constraints for the announced customer production rate increases. Capital expenditures totaled approximately $288.1 million and $228.2 million for the twelve months ended December 31, 2010 and December 31, 2009, respectively. We expect to fund future capital expenditures from cash on hand, from operations and borrowings available under our revolving credit facility.

Tax Payments

Total tax payments, net of refunds, were $34.9 million in 2010, $95.7 million in 2009 and $115.4 million in 2008. Year to year changes are due to changes in legislation and levels and mix of taxable income.

Pension and Other Post — Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at year-end 2010. As a result of the plan’s asset performance during 2010, we now expect a decrease in non-cash pension income in future periods. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. We continue to make contributions to our U.K. pension plan. Our projected contributions to the U.K. pension plan for 2011 are $7.3 million.

Debt and Other Financing Arrangements

Senior Secured Credit Facilities.  We are a party to a credit agreement that consists of a senior secured term loan and a senior secured revolving line of credit. On October 15, 2010, we entered into Amendment No. 3 to the credit agreement. As a result of the amendment, among other things, the revolving credit commitment was increased from $408.8 million to $650.0 million and the maturity date of the revolving credit commitment was extended to September 30, 2014. The credit agreement amendment also extended the maturity date for $437.4 million of the outstanding term loan to September 30, 2016. The maturity date for the $130.2 million balance of the outstanding term loan remains September 30, 2013. The entire asset classes of Spirit, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility. As of December 31, 2010, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement. As of December 31, 2010, approximately $566.1 million was outstanding under the term loan, no borrowings were outstanding under the revolving credit facility and $18.9 million of letters of credit were outstanding.

Revolving credit borrowings bear interest at a rate equal to, at Spirit’s option, (a) a base rate determined by reference to the highest of (1) the prime rate of our administrative agent (currently Bank of America, N.A.), (2) the federal funds rate plus 1/2 of 1.0%, and (3) LIBOR for an interest period of one month commencing on such date plus 1.0%, in each case plus an applicable margin, or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, plus an applicable margin. As of the issue date, the applicable margin with respect to base rate borrowings under this portion of the revolving credit facility is 2.50% and the applicable margin with respect to LIBOR rate borrowings under this portion of the revolving credit facility is 3.50%. The applicable margin for borrowings under this portion of the revolving credit facility are subject to adjustment based on our consolidated total leverage, and may range from 2.00% to 3.00% with respect to base rate borrowings and from 3.00% to 4.00% with respect to LIBOR rate borrowings. At December 31, 2010, the Company’s total leverage ratio was 2.37:1.0 resulting in applicable margins of 3.5% per annum on LIBOR borrowings on Extending Revolving Loans and margins of 2.5% per annum on alternative base rate borrowings on Extending Revolving Loans.

In addition to paying interest on outstanding principal under the senior secured credit facility, Spirit is required to pay an unused line fee of 75 basis points on the unused portion of the commitments under the revolving credit facility. Spirit is required to pay participation fees equal to the applicable margin for LIBOR rate revolving credit borrowings with respect to letters of credit issued under the revolving credit facility. Spirit is also required to pay to the issuing banks under its senior secured credit facility letter of credit fronting fees in respect of letters of credit equal to 25 basis points per year, and to the administrative agent thereunder customary administrative fees.

Senior Notes.  On November 18, 2010, we issued $300.0 million aggregate of 6 3/4% Senior Notes due 2020 (the “2020 Notes”), with interest payable on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The Company used the proceeds to repay borrowings under its existing senior secured revolving credit facility without any reduction of the lenders’ commitment thereunder, for general corporate purposes and to pay fees and expenses incurred in connection with the offering. The carrying value of the 2020 Notes was $300.0 million as of December 31, 2010.

On September 30, 2009, we issued $300.0 million of 7 1/2% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $294.2 million as of December 31, 2010.

As of December 31, 2010, we were and expect to continue to be in full compliance with all covenants contained in the indentures govering the 2020 Notes and the 2017 Notes.

Advances and Deferred Revenue on the B787 Program.  We are required to repay Boeing a 2007 interest free cash advance of $700.0 million made to us under the original B787 Supply Agreement, in the amount of a $1.4 million offset against the purchase price of each of the first five hundred B787 ship sets delivered to Boeing. In the event that Boeing does not take delivery of five hundred B787 ship sets prior to the termination of the aircraft program, any advances not then repaid will first be applied against any outstanding B787 payments then due by Boeing to us, with any remaining balance to be repaid at the rate of $84.0 million per year beginning in the year in which we deliver our final B787 production ship set to Boeing, prorated for the remaining portion of the year in which we make our final delivery.

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

On June 23, 2009, Boeing and Spirit further amended their existing B787 Supply Agreement to, among other things, require Boeing to make additional advances to Spirit for certain non-recurring derivatives and mission improvement (D/MI) work. These additional advances will be paid to Spirit quarterly for non-recurring work, in amounts determined pursuant to pricing provisions set forth in the agreement, and will be recovered over future units. In the event that Boeing does not take delivery of a sufficient number of ship sets to recover these additional advances by the end of 2021, Spirit would be required to repay any outstanding balance in six equal annual installments. The first D/MI advance payment was made to Spirit in August 2009, with subsequent payments each quarter thereafter.

In December 2010, Spirit and Boeing entered into a memorandum of agreement and a settlement agreement. As part of these agreements, Spirit received a payment in December which has been recorded as deferred revenue (short-term) within the consolidated balance sheet pending finalization of a contract amendment which would contain the final settlement terms for claims under the B787 contract between Spirit and Boeing. If the final contract amendment is not agreed to by the second quarter of 2011, Boeing may require reimbursement or set-off of the payment over a short or long-term period of time. This final amendment may contain provisions that alter the current structure of repayment for the advances described in the section captioned “Risk Factors” in this Annual Report.

North Carolina Grant.  On May 14, 2008, we entered into an Inducement Agreement, a Construction Agency Agreement and a Lease Agreement with The North Carolina Global TransPark Authority (“GTPA”) for the construction and lease of a manufacturing facility in Kinston, North Carolina (the “NC Facility”). The lease is for an initial term of 22 years, with options for up to four additional 20-year terms, and provides nominal rental payments. The grand opening of the facility was held July 1, 2010. Construction was funded from a $100.0 million grant, awarded to GTPA by the Golden L.E.A.F. (Long-Term Economic Advancement Foundation), Inc. Under the agreements, Spirit is obligated to make a minimum capital investment of $80.0 million by 2014. Failure to make the additional required investment or meet certain performance criteria, including creation of targeted number of jobs, will result in additional payments to GTPA in future periods. As of December 31, 2010, $100.0 million of the grant funding had been disbursed and $100.0 million of Spirit’s obligated capital investment had been made, and we expect to meet all performance criteria. We currently manufacture a portion of the fuselage and the Composite Front Spar for the new Airbus A350 XWB aircraft at the NC Facility.

Malaysian Facility Agreement.  On June 2, 2008, Spirit Malaysia entered into a Facility Agreement (“Facility Agreement”) for a term loan facility for Ringgit Malaysia RM69.2 million (approximately USD $20.0 million equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM3.3 million (USD $1.0 million equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.5% per annum. The Malaysia Facility loan balance as of December 31, 2010 was $18.2 million.

French Factory Capital Lease Agreement.  On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL (“Spirit France”) entered into a capital lease agreement for €9.0 million (approximately US $13.1 million equivalent) with BNP Paribas Bank (“BNP”) to be used towards the construction of an assembly plant in Saint-Nazaire, France (the “Saint-Nazaire Project”). The Saint-Nazaire Project was completed in the fourth quarter of 2010 and is expected to be operational during 2011. Lease payments are variable, subject to the three-month Euribor rate plus 2.2%. Lease payments under the agreement are due quarterly through April 2025. As of December 31, 2010, the Company has recorded €9.0 million (approximately US $12.4 million equivalent) in debt attributable to the capital lease transaction.

Tax Incentive Bonds.  Both Spirit and the Predecessor utilized City of Wichita issued Industrial Revenue Bonds (IRBs) to finance self-constructed and purchased real and personal property at the Wichita site. The bonds issued in 2010, 2009, 2008, 2006, and 2005 mature ten years from issuance while the bonds issued in 1998 through 2004 mature 25 years after their issuance. Tax benefits associated with IRBs include provisions for a ten-year complete property tax abatement and a Kansas Department of Revenue sales tax exemption on all IRB funded purchases. Spirit and the Predecessor purchased these IRBs so they are both bondholders and debtor / lessee for the property purchased with the IRB proceeds. Therefore, we offset the amounts invested and obligations for these bonds on a consolidated basis.

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

The face value for the bonds subleased from the special purpose trust is approximately $296.4 million. In addition, Spirit obtained IRBs in 2005, 2006, 2008, 2009, and 2010 with a $271.2 million aggregate principal amount. Spirit redeemed $26.9 million of IRBs issued in 2006 in 2009.

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

Credit Ratings

On October 7, 2010, our corporate credit rating at Standard & Poor’s Rating Services was affirmed at BB and our Corporate Credit rating at Moody’s Investor Service was upgraded to Ba2 from Ba3.

Our credit ratings are reviewed periodically by the rating agencies listed above.

The credit rating agencies consider many factors when assigning their ratings, such as the global economic environment and its possible impact on our financial performance, including certain financial metrics used by the rating agencies in determining our credit ratings. Accordingly, it is possible the rating agencies could downgrade our credit ratings from their current levels. This could significantly influence the interest rate of any future debt financings.

A debt security credit rating is not a recommendation to buy, sell or held a security. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating agency has its own methodology for assigning ratings. Accordingly, each rating should be considered independent of other ratings.

Contractual Obligations

The following table summarizes our contractual cash obligations as of December 31, 2010:

							2017 and
Contractual Obligations(1)(2)	2011	2012	2013	2014	2015	2016	After	Total

Principal Payment on Term Loan B	$5.7	$37.3	$100.0	$4.4	$4.4	$414.3	$—	$566.1
Interest on Debt(3)	24.6	28.2	32.4	32.8	31.2	24.4	—	173.6
Long-Term Bonds	—	—	—	—	—	—	600.0	600.0
Interest on Long-term Bonds	44.2	42.8	42.8	42.8	42.8	42.8	90.6	348.8
Malaysia Loan	1.7	3.0	3.0	3.0	3.0	3.0	1.5	18.2
Interest on Malaysia Loan	0.8	0.6	0.4	0.3	0.2	0.1	—	2.4
U.K. Pension Obligation	7.3	—	—	—	—	—	—	7.3
Non-Cancelable Operating Lease Payments	13.4	12.2	11.3	5.4	4.2	3.2	13.6	63.3
Non-Cancelable Capital Lease Payments(4)	2.4	2.3	2.0	1.1	1.1	1.1	10.5	20.5
Swaps	9.6	—	—	—	—	—	—	9.6
Other	0.8	0.8	0.8	0.6	—	—	—	3.0
Purchase Obligations(5)	123.4	35.8	28.4	27.5	4.3	0.2	—	219.6

Total	$233.9	$163.0	$221.1	$117.9	$91.2	$489.1	$716.2	$2,032.4

(1)	Does not include repayment of B787 advances or deferred revenue credits to Boeing, which are reflected in our consolidated balance sheet as short-term and long-term liabilities.

(2)	The $15.2 million of unrecognized tax benefit liability for uncertain tax positions has been excluded from this table due to uncertainty involving the ultimate settlement period. See Note 15, Income Taxes.

(3)	Interest on our Term Loan B was calculated for all years using the three month LIBOR yield curve as of December 31, 2010 plus applicable margin.

(4)	Treats the financing of software license purchases and direct financing of system implementation as capital leases.

(5)	Purchase obligations represent computing, tooling costs, and property, plant and equipment commitments at December 31, 2010.

Off-Balance Sheet Arrangements

Other than operating leases disclosed in the notes to our financial statements included in this Annual Report, we have not entered into any off-balance sheet arrangements as of December 31, 2010.

Tax

We establish reserves in accordance with FASB authoritative guidance to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. We recognize the financial statement impact for tax positions only after determining that based on its technical merits the relevant tax authority would more likely than not sustain the position on audit. For tax positions meeting the “more likely than not threshold” the amount recognized in the financial statements is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The reserves are adjusted quarterly to reflect changes in facts and circumstances, such as the tax audit’s progress, case law developments, and new or emerging legislation. We believe that with a $14.7 million long-term payable, the tax reserves are adequate and reflect the most probable outcome for all tax contingencies known at December 31, 2010. Accordingly, the tax contingency liability is included as a non-current liability in our consolidated balance sheet.

Expected Backlog

As of December 31, 2010, our expected backlog associated with large commercial aircraft, regional jet, business jet and military equipment deliveries through 2016, calculated based on contractual product prices and expected delivery volumes, was approximately $28.3 billion. This is an increase of $0.3 billion over our corresponding estimate as of the end of 2009 reflecting the fact that orders exceeded deliveries in 2010. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing or Airbus announced backlog on our supply agreements. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2010, may not necessarily represent the actual amount of deliveries or sales for any future period.

Foreign Operations

We engage in business in various non-U.S. markets. As of December 31, 2010, we have a foreign subsidiary with one facility in the United Kingdom, which serves as a production facility, an assembly facility in Malaysia, a worldwide supplier base, and a repair center for the European and Middle-Eastern regions. We purchase certain components and materials that we use in our products from foreign suppliers and a portion of our products will be sold directly to foreign customers, including Airbus, or resold to foreign end-users (i.e., foreign airlines and militaries). In addition, Spirit has built a new assembly facility in Saint-Nazaire, France to receive and assemble center fuselage frame sections for the Airbus A350 XWB commercial aircraft from the facility in Kinston, North Carolina before they are shipped to Airbus. The new facility is expected to begin operations in 2011.

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

For the twelve months ended December 31, 2010, our net revenues from direct sales to non-U.S. customers were approximately $498.4 million, or 12%, of total net revenues for the same period. For the twelve months ended December 31, 2009, our net revenues from direct sales to non-U.S. customers were approximately $575.9 million, or 14%, of total net revenues for the same period. For the twelve months ended December 31, 2008, our net revenues from direct sales to non-U.S. customers were approximately $465.4 million, or 12%, of total net revenues for the same period.

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

Spirit’s contracts with suppliers currently provide for fixed pricing in U.S. dollars. Spirit Europe’s supply contracts are denominated in U.S. dollars, British pounds sterling and Euros. In some cases, our supplier arrangements contain inflationary adjustment provisions based on accepted industry indices, and we typically include an inflation component in estimating our supply costs. Although the raw material industry is experiencing a softening in demand, some specific materials have yet to reflect a corresponding reduction in price. We expect that raw material market pricing volatility will remain a factor that may impact our costs, despite protections in our existing supplier arrangements. We will continue to focus our strategic cost reduction plans on mitigating the effects of this potential cost increase on our operations.

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

Accounts receivable include amounts billed and currently due from customers, amounts earned but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. For the twelve months ended December 31, 2010, approximately 83% of our net revenues were from sales to Boeing. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically not been material, we cannot guarantee that we will continue to experience the same credit loss rates in the future.

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

Commodity Price Risks

Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk. We are party to collective raw material sourcing contracts arranged through Boeing and Airbus. These collective sourcing contracts allow us to obtain raw materials at pre-negotiated rates and help insulate us from market volatility across the industry for certain specialized metallic and composite raw materials used in the aerospace industry. Although our supply agreements with Boeing and Airbus allow us to pass on certain unusual increases in component and raw material costs to Boeing and Airbus in limited situations, we may not be fully compensated for such increased costs. We also have long-term supply agreements with a number of our major parts suppliers. We, as well as our supply base, are experiencing pricing increases for metallic raw materials (primarily aluminum and titanium) despite softening market demand across the industry. Although the demand pressure has been somewhat eased for certain metallic and composite raw materials, the specialized nature of the materials used in the aerospace industry has prevented a corresponding decrease in prices. We generally do not employ forward contracts or other financial instruments to hedge commodity price risk, although we continue to review a full range of business options focused on strategic risk management for all raw material commodities.

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

Interest Rate Risks

After the effect of interest rate swaps, as of December 31, 2010, we had $400.0 million of total fixed rate debt and $166.1 million of variable rate debt outstanding as compared to $500.0 million of total fixed rate debt and $72.0 million of variable rate debt outstanding as of December 31, 2009. Borrowings under our Senior Secured Credit Facility bear interest that varies with LIBOR. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $1.7 million.

We enter into floating-to-fixed interest rate swap agreements periodically. As of December 31, 2010, the interest swap agreements had notional amounts totaling $400.0 million.

				Effective	Fair Value,
		Variable	Fixed	Fixed	December 31,
Notional Amount	Expires	Rate	Rate(1)	Rate(2)	2010
	($ in millions)

$100	July 2011	LIBOR	4.27%	7.18%	$(2.9)
$300	July 2011	LIBOR	3.23%	4.98%	$(6.4)

				Total	$(9.3)

(1)	The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2)	The effective Term B fixed interest rate represents the fixed rate of the derivative instrument plus the 175 basis point margin on the pro rata share of Term B-1 and 325 basis points margin on the pro rata share of Term B-2 above the variable LIBOR borrowing rate we pay on the Term B loan.

The purpose of entering into these swaps was to reduce our exposure to variable interest rates. In accordance with FASB authoritative guidance the interest rate swaps are being accounted for as cash flow hedges and the fair value of the swap agreements is reported on the balance sheet as an asset, if positive, or a liability, if negative. The fair value of the interest rate swaps was a net liability of approximately $(9.3) million at December 31, 2010. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques at year end and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement. We do not use these contracts for speculative or trading purposes.

Foreign Exchange Risks

During 2010, the Company entered into foreign currency transactions with notional amounts of $(19.1) million for 2011 through 2013 to hedge revenue streams and known payments. The notional amounts of the contracts remaining at December 31, 2010 was $(53.0) million.

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

In accordance with FASB authoritative guidance, the foreign exchange contracts for 2010 are being accounted for as cash flow hedges. The fair value of the foreign exchange contracts was a net liability of approximately $(1.6) million with a notional amount of $(53.0) million at December 31, 2010. At December 31, 2010, a 10% unfavorable exchange rate movement in our portfolio of foreign currency contracts would have increased our unrealized losses by $5.3 million.

	December 31, 2010
		Foreign	Average	Average		Risk From
	USD	Currency	Contract	Reevaluation	Net Liability	Change in
Year	Buy/(Sell)(1)	Buy/(Sell)(1)	Rate	Rate	Fair Value	Reevaluation Rate
	($ in millions)

2011	$(44.1)	£27.3	1.6100	1.5600	$(1.3)	$2.2
2012	(8.9)	5.7	1.6000	1.5500	(0.2)	0.9
2013	—	(0.1)			(0.1)	—

	$(53.0)	£32.9			$(1.6)	$3.1

(1)	Includes foreign currency hedge contracts for 2011 through 2013 novated to Spirit Europe as a result of the BAE Acquisition (buy $0.3/sell £0.4), which had no underlying contractual transactions at the inception date of the contracts and, therefore, are classified as debt securities which are not subject to hedge accounting. The mark-to-market values of these debt securities are recorded through the Consolidated Statement of Operations on a monthly basis in accordance with FASB authoritative guidance on investments — debt and equity securities disclosures.

In accordance with FASB authoritative guidance, the intercompany revolving credit facility with Spirit Europe is exposed to fluctuations in foreign exchange rates. The fluctuation in rates for 2010 resulted in a loss of $2.5 million reflected in other income/expense.

Other than the interest rate swaps and foreign exchange contracts, we have no other derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

SPIRIT AEROSYSTEMS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements of Spirit AeroSystems Holdings, Inc. for the periods ended December 31, 2010, December 31, 2009 and December 31, 2008
Report of Independent Registered Public Accounting Firm	71
Consolidated Statements of Operations	72
Consolidated Balance Sheets	73
Consolidated Statements of Changes in Shareholders’ Equity	74
Consolidated Statements of Cash Flows	75
Notes to Consolidated Financial Statements	76

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Spirit AeroSystems Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Spirit AeroSystems Holdings, Inc. (the “Company”) at December 31, 2010 and December 31, 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 22, 2011

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Operations

	For the Twelve	For the Twelve	For the Twelve
	Months Ended	Months Ended	Months Ended
	December 31, 2010	December 31, 2009	December 31, 2008
	($ in millions, except per share data)

Net revenues	$4,172.4	$4,078.5	$3,771.8
Operating costs and expenses
Cost of sales	3,607.9	3,581.4	3,163.2
Selling, general and administrative	156.0	137.1	154.5
Research and development	51.5	56.7	48.4

Total operating costs and expenses	3,815.4	3,775.2	3,366.1
Operating income	357.0	303.3	405.7
Interest expense and financing fee amortization	(59.1)	(43.6)	(39.2)
Interest income	0.3	7.0	18.6
Other income (expense), net	(0.4)	6.1	(1.2)

Income before income taxes and equity in net loss of affiliates	297.8	272.8	383.9
Income tax provision	(78.2)	(80.9)	(118.5)

Income before equity in net loss of affiliates	219.6	191.9	265.4
Equity in net loss of affiliates	(0.7)	(0.2)	—

Net income	$218.9	$191.7	$265.4

Earnings per share
Basic	$1.56	$1.39	$1.93
Diluted	$1.55	$1.37	$1.91

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
	($ in millions)

Current assets
Cash and cash equivalents	$481.6	$369.0
Accounts receivable, net	200.2	160.4
Inventory, net	2,507.9	2,206.9
Prepaids	9.9	14.2
Income tax receivable	45.9	45.5
Deferred tax asset-current	47.6	55.8
Other current assets	1.6	1.1

Total current assets	3,294.7	2,852.9
Property, plant and equipment, net	1,470.0	1,279.3
Pension assets	172.4	171.2
Deferred tax asset non-current, net	55.0	95.8
Other assets	109.9	74.6

Total assets	$5,102.0	$4,473.8

Current liabilities
Accounts payable	$443.5	$441.3
Accrued expenses	190.7	161.9
Profit sharing/deferred compensation	29.6	3.6
Current portion of long-term debt	9.5	9.1
Advance payments, short-term	169.4	237.4
Deferred revenue, short-term	302.6	107.1
Deferred grant income liability — current	5.1	—
Income tax payable	3.1	3.5
Other current liabilities	11.3	18.3

Total current liabilities	1,164.8	982.2
Long-term debt	1,187.3	884.7
Advance payments, long-term	655.2	727.5
Pension/OPEB obligation	72.5	62.6
Deferred grant income liability — non-current	128.4	129.3
Deferred revenue and other deferred credits	29.0	46.0
Deferred tax liability — non-current	8.1	15.6
Other liabilities	45.8	52.1
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized,
107,201,314 and 105,064,561 shares issued, respectively	1.1	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized,
34,897,388 and 35,669,740 shares issued, respectively	0.3	0.4
Additional paid-in capital	983.6	949.8
Accumulated other comprehensive loss	(75.3)	(59.7)
Retained earnings	900.7	681.8

Total shareholders’ equity	1,810.4	1,573.3
Noncontrolling interest	0.5	0.5

Total equity	1,810.9	1,573.8

Total liabilities and equity	$5,102.0	$4,473.8

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

				Accumulated	Retained
			Additional	Other	Earnings/
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance — December 31, 2007	139,519,492	$1.4	$924.6	$117.7	$222.9	$1,266.6
Net income					265.4	265.4
Employee equity awards	497,903	—	16.4			16.4
Stock forfeitures	(128,189)	—	(0.7)			(0.7)
SFAS 158, measurement date change, net of tax					1.8	1.8
Excess tax liability from share-based payment arrangements			(0.6)			(0.6)
Unrealized loss on cash flow hedges, net of tax				(18.1)		(18.1)
Unrealized loss on pension, SERP, retiree medical, net of tax				(190.8)		(190.8)
Unrealized loss on currency translation adjustments, net of tax				(43.0)		(43.0)

Balance — December 31, 2008	139,889,206	1.4	939.7	(134.2)	490.1	1,297.0
Net income					191.7	191.7
Employee equity awards	1,217,412	—	13.4			13.4
Stock forfeitures	(382,817)	—	(3.3)			(3.3)
SERP shares issued	10,500	—	—			—
Unrealized loss on cash flow hedges, net of tax				(6.7)		(6.7)
Realized loss on cash flow hedges, net of tax				12.0		12.0
Unrealized gain on pension, SERP, retiree medical, net of tax				55.8		55.8
Unrealized gain on currency translation adjustments, net of tax	—	—	—	13.4	—	13.4

Balance — December 31, 2009	140,734,301	1.4	949.8	(59.7)	681.8	1,573.3
Net income					218.9	218.9
Employee equity awards	1,456,684	—	30.0			30.0
Stock forfeitures	(152,517)	—	(1.2)			(1.2)
Excess tax benefits from share-based payment arrangements			5.0			5.0
SERP shares issued	60,234	—
Unrealized loss on cash flow hedges, net of tax				(4.3)		(4.3)
Realized loss on cash flow hedges, net of tax				10.2		10.2
Unrealized loss on pension, SERP, retiree medical, net of tax				(15.5)		(15.5)
Unrealized loss on currency translation adjustments, net of tax	—	—	—	(6.0)	—	(6.0)

Balance — December 31, 2010	142,098,702	$1.4	$983.6	$(75.3)	$900.7	$1,810.4

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Twelve	For the Twelve	For the Twelve
	Months Ended	Months Ended	Months Ended
	December 31,	December 31,	December 31,
	2010	2009	2008
	($ in millions)

Operating activities
Net income	$218.9	$191.7	$265.4
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	115.3	123.0	122.4
Amortization expense	4.7	4.3	4.7
Amortization of deferred financing fees	8.0	6.7	4.7
Accretion of long-term receivable	—	(6.5)	(16.2)
Employee stock compensation expense	28.8	10.1	15.7
Excess tax benefit of share-based payment arrangements	(5.0)	—	—
Loss from the ineffectiveness of hedge contracts	—	—	0.4
(Gain) loss from foreign currency transactions	4.8	(4.5)	6.8
Loss on disposition of assets	0.7	0.1	0.3
Deferred taxes	48.5	28.7	(2.8)
Long-term tax benefit	(9.7)	—	—
Pension and other post retirement benefits, net	(8.9)	2.2	(28.0)
Grant income	(3.1)	(1.9)	—
Equity in net loss of affiliates	0.7	0.2	—
Changes in assets and liabilities
Accounts receivable	(41.6)	(8.2)	15.3
Inventory, net	(300.3)	(320.7)	(570.0)
Accounts payable and accrued liabilities	0.8	140.4	(37.6)
Profit sharing/deferred compensation	26.1	(14.7)	(1.0)
Advance payments	(140.3)	(97.5)	341.4
Income taxes receivable/payable	4.3	(43.7)	7.0
Deferred revenue and other deferred credits	181.8	(14.8)	93.7
Other	(9.4)	(8.8)	(11.5)

Net cash provided by (used in) operating activities	125.1	(13.9)	210.7

Investing Activities
Purchase of property, plant and equipment	(288.1)	(228.2)	(235.8)
Proceeds from sale of assets	0.5	0.2	1.9
Long-term receivable	—	115.4	116.1
Other	(0.8)	0.2	(2.0)

Net cash (used in) investing activities	(288.4)	(112.4)	(119.8)

Financing Activities
Proceeds from revolving credit facility	150.0	300.0	175.0
Payments on revolving credit facility	(150.0)	(300.0)	(175.0)
Proceeds from issuance of debt	—	6.9	10.3
Proceeds from issuance of bonds	300.0	293.4	—
Proceeds from government grants	—	0.7	15.9
Principal payments of debt	(9.6)	(7.6)	(15.9)
Excess tax benefit of share-based payment arrangements	5.0	—	—
Debt issuance and financing costs	(18.0)	(17.3)	(6.8)

Net cash provided by financing activities	277.4	276.1	3.5

Effect of exchange rate changes on cash and cash equivalents	(1.5)	2.7	(11.3)

Net increase in cash and cash equivalents for the period	112.6	152.5	83.1
Cash and cash equivalents, beginning of period	369.0	216.5	133.4

Cash and cash equivalents, end of period	$481.6	$369.0	$216.5

Supplemental information
Interest paid	$60.7	$35.6	$35.5
Income taxes paid	$34.9	$95.7	$115.4
Non-cash investing and financing activities
Purchase of property, plant and equipment	$8.5	$-	$-
Property acquired through capital leases	$10.7	$10.3	$-
Property acquired through government grants	$8.9	$89.2	$37.0

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)

1.	Nature of Business

Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). Onex Corporation (“Onex”) of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, a division of the European Aeronautic Defense and Space NV (“Airbus”) and Boeing. Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit’s incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines, and Continental Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; and Subang, Malaysia. In July 2010, the Company opened its new 500,000 square-foot manufacturing facility in Kinston, North Carolina, which is designed to initially produce components for the Airbus A350 XWB (Xtra Wide-Body) aircraft. The Company also recently constructed an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France, which is expected to begin operations during 2011.

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

The accompanying consolidated financial statements include the Company’s financial statements and the financial statements of its majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-K. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2010 presentation.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the Company’s financial statements and the financial statements of its majority-owned subsidiaries and have been prepared in accordance with GAAP. Investments in business entities in which the Company does not have control, but has the ability to exercise influence over operating and financial policies, including Spirit-Progresstech and TSACCL, are accounted for by the equity method. KIESC is fully consolidated as the Company owns 77.8% of the entity’s equity. All intercompany balances and transactions have been eliminated in consolidation. The Company’s U.K. subsidiary uses local currency, the British pound, as its functional currency. All other foreign subsidiaries use local currency as their functional currency with the exception of our Malaysian subsidiary, which uses the British pound, and our French subsidiary, which uses the U.S. dollar.

As part of the monthly consolidation process, the functional currencies of the Company’s international subsidiaries are translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts.

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

The results of operations during fiscal 2010 include the unfavorable impact of cumulative catch-up adjustments relating to prior period revenues of $23.2 resulting from a charge on the Hawker 850 XP contract related to the decision to exit the program, additional cost requirements to meet hardware test schedules on the Sikorsky CH-53K program, and unfavorable cost trends on the B787 program, partially offset by favorable cost performance trends on mature programs.

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

For revenues not recognized under the contract method of accounting, the Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Shipping and handling costs are included in cost of sales. Revenues earned from providing maintenance services including any contracted research and development are recognized when the service is complete or other contractual milestones are attained. Revenues from non-recurring design work are recognized based on substantive milestones that are indicative of our progress toward completion. Non-recurring revenues, which are derived primarily from engineering and design efforts, were $297.0 and $328.0 for each of the twelve month periods ending December 31, 2010 and December 31, 2009, respectively.

Since Boeing retained title to tooling assets and provides such tooling to the Company at no cost, the Company treats the amortization of Boeing-owned tooling as a reduction to revenues as required by FASB authoritative guidance related to accounting for consideration given by a vendor to a customer. The Company recognized $1.9, $8.4, and $13.7, as a reduction to net revenues for the periods ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively. Boeing-owned tooling became fully amortized in 2010. However, under an agreement with Airbus, certain payments that are also accounted for as consideration given by a vendor to a customer will be amortized as a reduction to revenues beginning in 2011.

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

Joint Venture

The investment resulting in a 50.0% ownership interest in Spirit-Progresstech LLC totaled $1.3 at December 31, 2010 and is accounted for under the equity method of accounting.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The investment resulting in a 31.5% ownership interest in Taikoo Spirit AeroSystems Composite Co. Ltd. totaled $3.0 at December 31, 2010 and is accounted for under the equity method of accounting.

Cash and Cash Equivalents

Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables. Account balances are charged off against the allowance after the potential for recovery is considered remote. The Company’s allowance for doubtful accounts was approximately zero and $0.1 at December 31, 2010 and December 31, 2009, respectively.

Inventory

Raw materials are stated at lower of cost (principally on an actual or average cost basis) or market. Inventoried costs attributed to units delivered under long-term contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. This usually results in an increase in inventory (referred to as “excess-over-average” or “deferred production costs”) during the early years of a contract. These costs are deferred only to the extent the amount of actual or expected excess-over-average is reasonably expected to be fully offset by lower-than-average costs in future periods of a contract. If in-process inventory plus estimated costs to complete a specific contract exceed the actual plus anticipated remaining sales value of such contract, such excess is charged to cost of sales in the period the loss becomes known, thus reducing inventory to estimated realizable value. Costs in inventory include amounts relating to contracts with long production cycles, some of which are not expected to be realized within one year.

The Company reviews its general stock materials and spare parts inventory each quarter to identify impaired inventory, including excess or obsolete inventory, based on historical sales trends and expected production usage. Impaired inventories are written off to work in process in the period identified.

Finished goods inventory is stated at its estimated average per unit cost based on all units expected to be produced.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is applied using a straight-line method over the useful lives of the respective assets as described in the following table:

Estimated Useful Life

Land improvements	20 years
Buildings	45 years
Machinery and equipment	3-20 years
Tooling — Airplane program — B787, Rolls-Royce	5-20 years
Tooling — Airplane program — all others	2-10 years
Capitalized software	3-7 years

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

In January 2010, we adopted a change in accounting estimate which extended the lives of certain assets. The effect of this change was $14.6 decrease in depreciation capitalized to inventory for the twelve month period ended December 31, 2010, which will eventually flow through cost of sales following the process for contract accounting.

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

Impairment or Disposal of Long-Lived Assets and Goodwill

Spirit reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with FASB authoritative guidance on accounting for the impairment or disposal of long-lived assets. Under the standard, assets must be classified as either held-for-use or available-for-sale. An impairment loss is recognized when the carrying amount of an asset that is held for use exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of the asset exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets available-for-sale, an impairment loss is recognized when the carrying amount exceeds the fair value less cost to sell. The Company performs an annual impairment test for goodwill in the fourth quarter of each year, in accordance with FASB authoritative guidance pertaining to goodwill and other intangible assets, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below current value.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Fair Value of Financial Instruments

Financial instruments are measured in accordance with FASB authoritative guidance related to fair value measurements. This guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. See Note 10, Fair Value Measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The following is a roll forward for the warranty and extraordinary rework provision as of December 31, 2010 and December 31, 2009:

	2010	2009

Balance, January 1	$13.1	$6.5
Charges to costs and expenses	7.0	7.0
Write-offs, net of recoveries	(1.3)	(0.7)
Exchange rate	(0.1)	0.3

Balance, December 31	$18.7	$13.1

Fiscal Year End

The Company’s fiscal years ended on December 31, 2010, December 31, 2009, and December 31, 2008. Both the Company’s and Spirit’s fiscal quarters end on the Thursday closest to the calendar quarter end.

New Accounting Standards

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements, which stated, among other things, that filers with the SEC are not required to disclose the date through which an entity has evaluated subsequent events. The guidance was effective upon issuance and did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Instruments (“FASB ASU 2010-06”), which, among other things, expands disclosures on recurring fair value measurements, including activity, transfers and reconciliation of asset and liability classes, using Levels 1, 2 and 3 as defined. The guidance also clarifies existing disclosures on levels of disaggregation between such classes and input and valuation techniques used to measure recurring and non-recurring Level 2 or Level 3 fair value measurements. This guidance was effective for the Company’s fiscal quarter ended April 1, 2010, except for the requirement related to purchases, sales, issuances, and settlements in the roll forward activity of Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Adoption of FASB ASU 2010-06 did not have a material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued Accounting Standards Update No. 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification (“FASB ASU 2010-02”), which expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. The guidance in this update is effective for periods beginning in the first interim or annual reporting period ended on or after December 15, 2009 and thus was effective for the Company’s fiscal quarter ended April 1, 2010. Adoption of FASB ASU 2010-02 did not have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued Accounting Standards Update No. 2009-17, Consolidation (Topic 810) — Improvements to Financial Reporting by Enterprises with Variable Interest Entities (“FASB ASU 2009-17”) to incorporate the changes made by FASB Statement No. 167 into the FASB Codification. The guidance in this update is effective for periods beginning after November 15, 2009 and thus has been effective since the Company’s first quarter reporting in 2010. Adoption of FASB ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.

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

3.	Accounts Receivable

Accounts receivable, net consists of the following:

	December 31,	December 31,
	2010	2009

Trade receivables	$191.5	$151.7
Other	8.7	8.8

Total	200.2	160.5
Less: allowance for doubtful accounts	—	(0.1)

Accounts receivable, net	$200.2	$160.4

The Company recognized $11.3 and $3.4 as unbilled accounts receivable related to our trade accounts at December 31, 2010 and December 31, 2009, respectively.

4.	Inventory

Inventories are summarized as follows:

	December 31,	December 31,
	2010	2009

Raw materials	$234.0	$209.1
Work-in-process	1,748.5	1,526.0
Finished goods	40.9	30.8

Product inventory	2,023.4	1,765.9
Capitalized pre-production	484.5	441.0

Total inventory, net	$2,507.9	$2,206.9

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Inventories are summarized by platform as follows:

	December 31,	December 31,
	2010	2009

B737	$261.1	$298.4
B747(1)	167.7	140.6
B767	19.6	18.5
B777	115.9	146.3
B787(2)	1,115.1	896.3
Airbus — All platforms	134.4	129.9
Gulfstream(3)	492.0	365.8
Rolls-Royce(4)	73.1	55.5
Cessna Citation Columbus(5)	—	23.0
Aftermarket	36.4	29.3
Other in-process inventory related to long-term contracts and other programs(6)(7)	92.6	103.3

Total inventory, net	$2,507.9	$2,206.9

(1)	B747 inventory includes $24.6 and $11.3 in non-recurring production costs at December 31, 2010 and December 31, 2009, respectively, related to the B747-8 program.

(2)	B787 inventory includes $221.8 and $230.7 in capitalized pre-production costs at December 31, 2010 and December 31, 2009, respectively.

(3)	Gulfstream inventory includes $262.7 and $210.3 in capitalized pre-production costs at December 31, 2010 and December 31, 2009, respectively.

(4)	Rolls-Royce inventory includes $57.3 and $52.1 in non-recurring production costs at December 31, 2010 and December 31, 2009, respectively.

(5)	As of December 31, 2009, Cessna inventory included non-recurring costs incurred on the Cessna Citation Columbus program that was terminated in July 2009, which were subject to our termination claim. This claim was settled in the fourth quarter of 2010.

(6)	Sikorsky inventory includes $27.3 and $17.7 in non-recurring production costs at December 31, 2010 and December 31, 2009, respectively.

(7)	Includes non-program specific inventoriable cost accruals and miscellaneous other work-in-process.

Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically recovered over a certain number of ship set deliveries and the Company believes these amounts will be fully recovered.

The following is a roll forward of the capitalized pre-production included in the inventory balances at December 31, 2010 and December 31, 2009:

	2010	2009

Balance, January 1	$441.0	$417.9
Charges to costs and expenses	(14.2)	(95.6)
Capitalized costs	57.7	118.7

Balance, December 31	$484.5	$441.0

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

At December 31, 2010, work-in-process inventory included $760.0 of deferred production costs, which is comprised of $639.3 related to the B787, $145.1 on certain other contracts for the excess of production costs over the estimated average cost per ship set, and $(24.4) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks. These balances were $457.4, including $412.9 related to the B787 and $50.5 for certain other contracts, and $(6.0) of credit balances for favorable variances on other contracts between actual costs incurred and the estimated cost per ship set for units delivered under the current production blocks, respectively, at December 31, 2009. Recovery of excess over average deferred production costs is dependent on the number of ship sets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts will be fully recovered.

Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.

The following is a roll forward of the deferred production included in the inventory balances at December 31, 2010 and December 31, 2009:

	2010	2009

Balance, January 1	$457.4	$162.0
Charges to costs and expenses	(179.5)	(189.6)
Capitalized costs(1)	483.3	482.9
Exchange rate	(1.2)	2.1

Balance, December 31	$760.0	$457.4

(1)	Approximately $226.5 of deferred production is related to deliveries of sixteen B787 ship sets during 2010.

5.	Property, Plant and Equipment

Property, plant and equipment, net consists of the following:

	December 31,	December 31,
	2010	2009

Land	$17.1	$17.7
Buildings (including improvements)	419.7	258.1
Machinery and equipment	752.9	503.6
Tooling	542.0	488.5
Capitalized software	103.9	121.2
Construction in progress	174.3	316.3

Total	2,009.9	1,705.4
Less: accumulated depreciation	(539.9)	(426.1)

Property, plant and equipment, net	$1,470.0	$1,279.3

In January 2010, we adopted a change in accounting estimate which extended the useful lives of certain assets. The effect of this change was a $14.6 decrease in depreciation capitalized to inventory for the twelve month period ended December 31, 2010, which will eventually flow through cost of sales following the process for contract accounting.

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $10.2 and $7.1 for the twelve months ended December 31, 2010 and December 31,

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

2009, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized $88.9 and $91.6 of repair and maintenance expense for the twelve months ended December 31, 2010 and December 31, 2009, respectively.

We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal-use software. Depreciation expense related to capitalized software was $16.4 and $15.2 for the twelve months ended December 31, 2010 and December 31, 2009, respectively.

6.	Other Assets

Other assets are summarized as follows:

	December 31,	December 31,
	2010	2009

Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	26.8	28.1

Total intangible assets	38.5	39.8
Less: Accumulated amortization-patents	(0.9)	(0.7)
Accumulated amortization-favorable leasehold interest	(3.6)	(3.1)
Accumulated amortization-customer relationships	(15.9)	(13.2)

Intangible assets, net	18.1	22.8
Deferred financing costs, net	35.0	25.0
Fair value of derivative instruments	1.2	1.2
Goodwill — Europe	2.9	3.0
Equity in net assets of affiliates	4.3	3.9
Customer supply agreement(1)	39.6	6.7
Other	8.8	12.0

Total	$109.9	$74.6

(1)	Under an agreement with Airbus, certain payments accounted for as consideration given by a vendor to a customer will be amortized as a reduction to net revenues beginning in 2011.

Deferred financing costs are recorded net of $29.4 and $21.4 of accumulated amortization at December 31, 2010 and December 31, 2009, respectively. In 2009, the Company incurred $10.2 of additional deferred financing costs in connection with the amendment to its revolving credit facility and $7.2 of additional deferred financing costs in connection with the issuance of its senior notes due 2017. In 2010, the Company incurred $6.3 of additional deferred financing costs in connection with the issuance of its senior notes due 2020 and registration of its senior notes due 2017.

The Company recognized $4.1, $4.1, and $4.7 of amortization expense of intangibles for the twelve months ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Estimated amortization expense associated with the Company’s amortizable intangible assets for each of the next five years is as follows:

2011	$4.1
2012	$4.1
2013	$4.1
2014	$1.6
2015	$0.7

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and December 31, 2009 are as follows:

	2010	2009

Balance, January 1	$3.0	$2.7
Goodwill acquired	—	—
Exchange rate	(0.1)	0.3

Balance, December 31	$2.9	$3.0

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

Deferred revenue/credits.  Deferred revenue generally consists of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables. These payments are classified as deferred revenue when received and recognized as revenue as the production units are delivered. In the fourth quarter of 2010 as part of the memorandum of agreement with Boeing related to the B787 contract, the payment was recorded as deferred revenue but is potentially refundable if we do not finalize a contract amendment by a certain date in the second quarter of 2011.

Advance payments and deferred revenue/credits are summarized by platform as follows:

	December 31,	December 31,
	2010	2009

B737	$32.5	$59.8
B747	0.7	3.0
B787	1,023.3	924.3
Airbus — All platforms	54.9	66.8
Gulfstream	37.5	42.5
Other	7.3	21.6

Total advance payments and deferred revenue/credits	$1,156.2	$1,118.0

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

8.	Government Grants

As part of our site construction projects in Kinston, North Carolina and Subang, Malaysia, we have the benefit of grants related to government funding of a portion of these buildings and other specific capital assets. Due to the terms of the lease agreements, we are deemed to own the construction projects. During the construction phase of the facilities, as amounts eligible under the terms of the grants were expended, we recorded that spending as property, plant and equipment (construction-in-progress) and deferred grant income liability (less the present value of any future minimum lease payments). Upon completion of the facilities, the deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income is being amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of December 31, 2010, we recorded $138.5 within property, plant and equipment and deferred grant income liability related to the use of grant funds in North Carolina and Malaysia. Of this amount, $134.4 in property, plant and equipment represents transactions where funds have been paid directly to contractors by an agency of the Malaysian Government in the case of Malaysia, and by the escrow agent in North Carolina, so they are not reflected on our Condensed Consolidated Statements of Cash Flows.

Deferred grant income liability, net consists of the following:

	Twelve Months Ended	Twelve Months Ended
	December 31, 2010	December 31, 2009

Beginning Balance	$129.3	$38.8
Grant liability recorded	8.9	89.2
Grant income recognized	(3.1)	(1.9)
Exchange rate	(1.6)	3.2

Total deferred grant income liability	$133.5	$129.3

The asset related to the deferred grant income, net consists of the following:

	Twelve Months Ended	Twelve Months Ended
	December 31, 2010	December 31, 2009

Beginning Balance	$129.3	$38.8
Amount paid by Spirit (reimbursed by third parties)	—	0.7
Amount paid by agency/escrow agent	8.9	88.5
Depreciation offset to amortization of grant	(3.1)	(1.9)
Exchange rate	(1.7)	3.2

Total asset value related to deferred grant income	$133.4	$129.3

9.	Derivative and Hedging Activities

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

The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of December 31, 2010 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.

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

The entire asset classes of the Company, including hedges, are pledged as collateral for both the term loan and the revolving credit facility under the Company’s senior secured credit facility (see Note 11, Debt).

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Interest Rate Swaps

We enter into floating-to-fixed interest rate swap agreements periodically. As of December 31, 2010, the interest swap agreements had notional amounts totaling $400.0.

				Effective	Fair Value,
		Variable	Fixed	Fixed	December 31,
Notional Amount	Expires	Rate	Rate(1)	Rate(2)	2010

$100	July 2011	LIBOR	4.27%	7.18%	$(2.9)
$300	July 2011	LIBOR	3.23%	4.98%	$(6.4)

				Total	$(9.3)

(1)	The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2)	The effective Term B fixed interest rate represents the fixed rate of the derivative instrument plus the 175 basis point margin on the pro rata share of Term B-1 and 325 basis points margin on the pro rata share of Term B-2 above the variable LIBOR borrowing rate we pay on the Term B loan.

The purpose of entering into these swaps was to reduce the Company’s exposure to variable interest rates. The interest rate swaps settle on a quarterly basis when interest payments are made. These settlements occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of $(9.3) and $(20.3) at December 31, 2010 and December 31, 2009, respectively.

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

We use foreign currency hedge contracts to reduce our exposure to currency exchange rate fluctuations, which include hedging contracts to hedge U.S. dollar revenue from certain customers. The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. The hedges are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. Gains and losses from these cash flow hedges are recorded to other comprehensive income until the underlying transaction for which the hedge was placed occurs and then the value in other comprehensive income is reclassified to earnings. During 2010, the Company entered into foreign currency transactions with notional amounts of $(19.1) million for 2011 through 2013 to hedge revenue streams and known payments. The fair value of the forward contracts was a net liability of $(1.6) as of December 31, 2010.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Notional Amount

	December 31, 2010
		Foreign	Average	Average		Risk From
	USD	Currency	Contract	Reevaluation	Net Liability	Change in
Year	Buy/(Sell)(1)	Buy/(Sell)(1)	Rate	Rate	Fair Value	Reevaluation Rate

2011	$(44.1)	£27.3	1.6100	1.5600	$(1.3)	$2.2
2012	(8.9)	5.7	1.6000	1.5500	(0.2)	0.9
2013	—	(0.1)			(0.1)	—

	$(53.0)	£32.9			$(1.6)	$3.1

(1)	Includes foreign currency hedge contracts for 2010 through 2013 novated to Spirit Europe as a result of the acquisition of BAE Aerostructures on April 1, 2006 (buy $0.3/sell £0.4), which had no underlying contractual transactions at the inception date of the contracts and, therefore, are classified as net debt securities which are not subject to hedge accounting. The mark-to-market values of these net debt securities are recorded through the Consolidated Statement of Operations on a monthly basis in accordance with FASB authoritative guidance on investments — debt and equity securities disclosures.

The following table summarizes the Company’s fair value of outstanding derivatives at December 31, 2010 and December 31, 2009:

	Fair Values of Derivative Instruments
	Other Asset Derivatives		Other Liability Derivatives
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Derivatives designated as hedging instruments
Interest rate swaps
Current	$—	$—	$9.3	$16.9
Non-current	—	—	—	3.4
Foreign currency hedge contracts
Current	0.1	—	1.3	0.9
Non-current	—	—	0.2	0.6

Total derivatives designated as hedging instruments	0.1	—	10.8	21.8

Derivatives not designated as hedging instruments
Foreign currency hedge contracts
Current	0.7	0.4	0.7	0.5
Non-current	1.2	1.2	1.4	1.4

Total derivatives not designated as hedging instruments	1.9	1.6	2.1	1.9

Total derivatives	$2.0	$1.6	$12.9	$23.7

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The impact on other comprehensive income (“OCI”) and earnings from cash flow hedges for the twelve months ended December 31, 2010 and December 31, 2009 was as follows:

Location of
			Location of			(Gain) or Loss
			(Gain) or			Recognized in
			Loss			Income on
			Reclassified			Derivative
			from			(Ineffective	Amount of Loss
			Accumulated	Amount of Loss		Portion and	Recognized in Income on
	Amount of Loss		OCI into	Reclassified from		Amount	Derivative (Ineffective
Derivatives in	Recognized in OCI, net of		Income	Accumulated OCI into		Excluded from	Portion and Amount
Cash Flow Hedging	tax, on Derivative		(Effective	Income		Effectiveness	Excluded from
Relationships	(Effective Portion)		Portion)	(Effective Portion)		Testing)	Effectiveness Testing)
	For the Twelve Months Ended			For the Twelve Months Ended			For the Twelve Months Ended
	December 31,	December 31,		December 31,	December 31,		December 31,	December 31,
	2010	2009		2010	2009		2010	2009

Interest rate swaps	$(3.0)	$(5.7)	Interest expense	$15.0	$15.5	Other (income)/ expense	$—	$—
Foreign currency hedge contracts	(1.3)	(1.0)	Sales/ Revenue	1.1	3.3	Other (income)/ expense	—	—

Total	$(4.3)	$(6.7)		$16.1	$18.8		$—	$—

The impact on earnings from foreign currency hedge contracts that do not qualify as cash flow hedges was not material for the twelve months ended December 31, 2010 and December 31, 2009.

Gains and losses accumulated in OCI for interest rate swaps are reclassified into earnings as each interest rate period is reset. During the next twelve months, the Company estimates that a loss of $(6.0) will be reclassified from OCI, net of tax, as a charge to earnings from interest rate swaps. Interest rate swaps are placed for a period of time not to exceed the maturity of the Company’s senior secured term loan. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.

Gains and losses accumulated in OCI for foreign currency hedge contracts are reclassified into earnings as the underlying transactions for which the contracts were entered into are realized. During the next twelve months, the Company estimates that a loss of $(1.3) will be reclassified from OCI, net of tax. None of the gains or losses reclassified to earnings are attributable to the discontinuance of cash flow hedges.

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

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets and liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

	Fair Value Measurements
				At December 31, 2010
				Using
				Quoted Prices in	Significant
	December 31, 2010			Active Markets	Other	Significant
	Total Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

Money Market Fund	$372.1	$372.1	$—	$372.1	$—	$—
Interest Rate Swaps	$(9.3)	$—	$(9.3)	$—	$(9.3)	$—
Foreign Currency Hedge Contracts	$(1.6)	$2.0	$(3.6)	$—	$(1.6)	$—

	Fair Value Measurements
				At December 31, 2009
				Using
				Quoted Prices in	Significant
	December 31, 2009			Active Markets	Other	Significant
	Total Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Fair Value	(Level 1)	(Level 2)	(Level 3)

Money Market Fund	$240.0	$240.0	$—	$240.0	$—	$—
Interest Rate Swaps	$(20.3)	$—	$(20.3)	$—	$(20.3)	$—
Foreign Currency Hedge Contracts	$(1.8)	$1.6	$(3.4)	$—	$(1.8)	$—

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

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Senior secured term loan (including current portion)	$566.2	$568.3	$572.0	$549.9
Senior unsecured notes due 2017	294.2	315.0	293.6	289.5
Senior unsecured notes due 2020	300.0	300.4	—	—
Malaysian loan	18.2	17.9	16.3	16.1

	$1,178.6	$1,201.6	$881.9	$855.5

11.	Debt

Total debt shown on the balance sheet is comprised of the following:

	December 31,	December 31,
	2010	2009

Senior secured debt (short and long-term)	$566.1	$572.0
Long-term bond debt (due 2017 and 2020)	594.2	293.6
Malaysian term loan	18.2	16.3
Present value of capital lease obligations	17.2	10.3
Other	1.1	1.6

Total	$1,196.8	$893.8

Senior Secured Term Loan

We are a party to a credit agreement that consists of a senior secured term loan and a senior secured revolving line of credit. On October 15, 2010, we entered into Amendment No. 3 to the credit agreement. As a result of the amendment, among other things, the revolving credit commitment was increased from $408.8 to $650.0 and the maturity date of the revolving credit commitment was extended to September 30, 2014. The credit agreement amendment also extended the maturity date for $437.4 of the outstanding term loan to September 30, 2016. The maturity date for the $130.2 balance of the outstanding term loan remains September 30, 2013. Substantially all of Spirit’s assets, including inventory and property, plant and equipment are pledged as collateral for both the term loan and the revolving credit facility. As of December 31, 2010 and December 31, 2009, the outstanding balance of the term loan was $566.1 and $572.0, respectively. Amounts outstanding under the revolving credit facility were zero at December 31, 2010 and December 31, 2009. As of December 31, 2010, there were $18.9 of letters of credit outstanding under the revolving credit agreement.

Revolving credit borrowings bear interest at a rate equal to, at Spirit’s option, (a) a base rate determined by reference to the highest of (1) the prime rate of our administrative agent (currently Bank of America, N.A.), (2) the federal funds rate plus 1/2 of 1.0% and (3) LIBOR for an interest period of one month commencing on such date plus 1.0%, in each case plus an applicable margin, or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, plus an applicable margin. As of the issue date, the applicable margin with respect to base rate borrowings under this portion of the revolving credit facility is 2.50% and the applicable margin with respect to LIBOR rate borrowings under this portion of the revolving credit facility is 3.50%. The applicable margin for borrowings under this portion of the revolving credit facility are subject to adjustment based on our consolidated total leverage, and may range from 2.00% to 3.00% with respect to base rate borrowings and from 3.00% to 4.00% with respect to LIBOR rate

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

borrowings. At December 31, 2010, the Company’s total leverage ratio was 2.36:1.0 resulting in applicable margins of 3.5% per annum on LIBOR borrowings on Extending Revolving Loans and margins of 2.5% per annum on alternative base rate borrowings on Extending Revolving Loans.

In addition to paying interest on outstanding principal under the senior secured credit facility, Spirit is required to pay an unused line fee of 75 basis points on the unused portion of the commitments under the revolving credit facility. Spirit is required to pay participation fees equal to the applicable margin for LIBOR rate revolving credit borrowings with respect to letters of credit issued under the revolving credit facility. Spirit is also required to pay to the issuing banks under its senior secured credit facility letter of credit fronting fees in respect of letters of credit equal to 25 basis points per year, and to the administrative agent thereunder customary administrative fees.

The credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. The credit agreement also contains Covenant Leverage Ratio, Interest Coverage Ratio and Total Leverage Ratio financial covenants. The Covenant Leverage Ratio covenant (as defined in the credit agreement) provides that the Covenant Leverage Ratio shall not exceed 2.5:1 through the final maturity date of the credit agreement. The Interest Coverage Ratio covenant (as defined in the credit agreement) provides that the Interest Coverage Ratio shall not be less than 4:1 through the final maturity date of the credit agreement. The Total Leverage Ratio covenant (as defined in the credit agreement) provides that the Total Leverage Ratio shall not exceed 3.5:1.0 through the final maturity date of the credit agreement. The Financial Covenant ratios are calculated as of the last day of each fiscal quarter. Failure to meet these financial covenants would be an event of default under the credit agreement. As of December 31, 2010, we were and expect to remain in full compliance with all covenants contained within our credit agreement.

2017 Notes

On September 30, 2009, Spirit issued $300.0 of 7 1/2% Senior Notes due October 1, 2017 (the “2017 Notes”). The 2017 Notes bear interest at a rate of 7 1/2% per year, payable semi-annually, in cash in arrears, on April 1 and October 1 of each year, commencing April 1, 2010. Prior to October 1, 2012, Spirit may redeem up to 35% of the aggregate principal amount of the 2017 Notes with the proceeds of certain equity offerings at a redemption price of 107.5% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the redemption date. At any time prior to October 1, 2013, Spirit may redeem the 2017 Notes, in whole or in part, at a redemption price ratio equal to 100% of the principal amount of the 2017 Notes redeemed, plus a make-whole premium, plus any accrued and unpaid interest and additional interest, if any, to the redemption date. Spirit may redeem the 2017 Notes at its option, in whole or in part, at any time on or after October 1 of the years set forth below, upon not less than 30 nor more than 60 days’ notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date, if redeemed during the 12 month period beginning October 1 of the years indicated below.

Year	Price

2013	103.750%
2014	101.875%
2015 and thereafter	100.000%

If a change of control of Spirit occurs, each holder of the 2017 Notes shall have the right to require that Spirit repurchase all or a portion of such holder’s 2017 Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The 2017 Notes are Spirit’s senior unsecured obligations and rank equal in right of payment with all of Spirit’s other existing and future senior indebtedness. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Holdings and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. As of December 31, 2010 and December 31, 2009, the outstanding balance of the 2017 Notes was $294.2 and $293.6, respectively.

The indenture governing the 2017 Notes contains covenants that limit Spirit’s, Holdings’ and certain of Spirit’s subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) incur additional debt; (ii) pay dividends, redeem stock or make other distributions, (iii) repurchase equity securities, prepay subordinated debt or make certain investments, (iv) make other restricted payments and investments, (v) issue certain disqualified stock and preferred stock, (vi) create liens without granting equal and ratable liens to the holders of the Notes, (vii) enter into sale and leaseback transactions, (viii) merge, consolidate or transfer or dispose of substantially all of their assets, (ix) enter into certain types of transactions with affiliates and (x) sell assets. These covenants are subject to a number of qualifications and limitations. As of December 31, 2010, we were and expect to remain in full compliance with all covenants contained within the 2017 Notes indenture.

In addition, the Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among other things: failure to make payments on the 2017 Notes when due, failure to comply with covenants under the Indenture, failure to pay certain other indebtedness or acceleration of maturity of certain other indebtedness, failure to satisfy or discharge certain final judgments and occurrence of certain bankruptcy events.

2020 Notes

On November 18, 2010, Spirit issued $300.0 million of 6 3/4% Senior Notes due December 15, 2020 (the “2020 Notes”), of which a portion was used to repay $150.0 in borrowings under the senior secured credit facility. The 2020 Notes were sold at a price equal to 100% of the principal amount thereof. The 2020 Notes bear interest at a rate of 6 3/4% per year, payable semi-annually, in cash in arrears, on June 15 and December 15 of each year, commencing June 15, 2011. Spirit may redeem the 2020 Notes at its option, in whole or in part, at any time on or after December 15 of the years set forth below, upon not less than 30 nor more than 60 days’ notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date, if redeemed during the 12-month period beginning on December 15 of the years indicated below.

Year	Price

2015	103.375%
2016	102.250%
2017	101.125%
2018 and thereafter	100.000%

If a change of control of Spirit occurs, each holder shall have the right to require that Spirit repurchase all or a portion of such holder’s 2020 Notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of repurchase.

The 2020 Notes are Spirit’s senior unsecured obligations and rank equal in right of payment with all of Spirit’s other existing and future senior indebtedness, including the 2017 Notes. The 2020 Notes are to be fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and the Company’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. As of December 31, 2010, the outstanding balance of the 2020 Notes was $300.0.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The indenture governing the 2020 Notes contains covenants that limit Spirit’s, the Company’s and certain of Spirit’s subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) incur additional debt, (ii) pay dividends, redeem stock or make other distributions, (iii) repurchase equity securities, prepay subordinated debt or make certain investments, (iv) make other restricted payments and investments, (v) issue certain disqualified stock and preferred stock, (vi) create liens without granting equal and ratable liens to the holders of the Notes, (vii) enter into sale and leaseback transactions, (viii) merge, consolidate or transfer or dispose of substantially all of their assets, (ix) enter into certain types of transactions with affiliates and (x) sell assets. These covenants are subject to a number of qualifications and limitations. In addition, the indenture limits Spirit’s, the Company’s and the guarantor subsidiaries’ ability to engage in businesses other than businesses in which such companies are engaged on the date of issuance of the Notes and related businesses. As of December 31, 2010, we were and expect to remain in full compliance with all covenants contained within the 2020 Notes indenture.

In addition, the indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among other things: failure to make payments on the 2020 Notes when due, failure to comply with covenants under the indenture, failure to pay certain other indebtedness or acceleration of maturity of certain other indebtedness, failure to satisfy or discharge certain final judgments and occurrence of certain bankruptcy events.

Malaysian Term Loan

On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement (“Facility Agreement”) for a term loan facility for Ringgit Malaysia RM69.2 (approximately USD $20.0 equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The facility requires quarterly principal repayments of RM3.3 (USD $1.0) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.5% per annum. The Malaysia Facility loan balance as of December 31, 2010 was $18.2.

France Factory

On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL (“Spirit France”) entered into a capital lease agreement for €9.0 (approx. USD$13.1 equivalent) with BNP Paribas Bank (“BNP”) to be used towards the construction of an aerospace-related component assembly plant in Saint-Nazaire, France (the “Saint-Nazaire Project”). The Saint-Nazaire Project was completed in the fourth quarter of 2010 and is expected to be operational during 2011. Lease payments are variable, subject to the three-month Euribor rate plus 2.2%. Lease payments are due quarterly through April 2025. As of December 31, 2010, the Company has recorded €9.0 (approx. USD$12.4 equivalent) of debt attributable to the capital lease.

12.	Pension and Other Post-Retirement Benefits

Multi-Employer Pension Plan

In connection with the collective bargaining agreement signed with the International Association of Machinists and Aerospace Workers (IAM), the Company contributes to a multi-employer defined benefit pension plan (IAM National Pension Fund). The level of contribution, as specified in the bargaining agreement was $1.35 per hour of employee service for a maximum of 80 hours per bi-weekly pay period through June 30, 2010. Effective July 1, 2010 the contribution per the collective bargaining agreement is $1.50 per hour of employee service for a maximum of 80 hours per bi-weekly pay period. The IAM bargaining agreement provides for a $0.05 increase per hour in the contribution rate beginning on July 1, 2011, with an additional $0.05 increase effective July 1 of each year through 2019.

The collective bargaining agreement with the UAW requires the Company to contribute a specified amount per hour of service to a multi-employer defined benefit pension plan (IAM National Pension Fund). The specified

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

amount was $1.30 in 2009 and $1.35 in 2010. Per the newly negotiated UAW collective bargaining agreement, the pension contributions will be as follows:

Effective 1/1/2011 — $1.45
Effective 1/1/2012 — $1.50
Effective 1/1/2014 — $1.55
Effective 1/1/2016 — $1.60
Effective 1/1/2018 — $1.65
Effective 1/1/2019 — $1.70
Effective 1/1/2020 — $1.75

The Company made contributions of $19.9 and $18.1 to the IAM National Pension Fund on behalf of IAM and UAW members for the twelve months ended December 31, 2010 and December 31, 2009, respectively.

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

The Company recorded $36.4 and $35.5 in contributions to these plans for the twelve months ended December 31, 2010 and December 31, 2009, respectively.

On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who are hired after the date of acquisition. Under the plan, the Company contributes 8% of basic salary while participating employees are required to contribute 4% of basic salary. The Company recorded $0.9 in contributions to this plan for the period ended December 31, 2010, and $0.9 in contributions for the period ended December 31, 2009.

Defined Benefit Pension Plans

Effective June 17, 2005, pension assets and liabilities were spun-off from three Boeing qualified plans into four qualified Spirit AeroSystems plans for each Spirit employee who did not retire from Boeing by August 1, 2005. Effective December 31, 2005, all four qualified plans were merged together. In addition, Spirit has one nonqualified plan providing supplemental benefits to executives (SERP) who transferred from a Boeing nonqualified plan to a Spirit AeroSystems plan and elected to keep their benefits in this plan. Both plans are frozen as of the date of acquisition (i.e., no future service benefits are being earned in these plans). We intend to fund our qualified pension plan through a trust. Pension assets are placed in trust solely for the benefit of the pension plans’ participants and are structured to maintain liquidity that is sufficient to pay benefit obligations.

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

Obligations and Funded Status

The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the Consolidated Balance Sheets for the fiscal years 2010 and 2009. Benefit obligation balances presented in the tables reflect the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for our pension plans, and accumulated post-retirement benefit obligations (APBO) for our post-retirement medical plan. We use an end of fiscal year measurement date of December 31 for our U.S. pension and post-retirement medical plans as required by FASB authoritative guidance.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

			Other
			Post-Retirement
	Pension Benefits		Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2010	2009	2010	2009

Change in projected benefit obligation:
Beginning Balance	$645.5	$619.1	$61.9	$44.4
Service Cost	—	—	2.9	2.0
Interest Cost	39.5	37.5	3.9	2.8
Actuarial (gains) and losses	63.2	(8.7)	3.4	12.7
Benefits paid	(1.8)	(2.4)	(0.1)	—

Projected benefit obligation at the end of the period	$746.4	$645.5	$72.0	$61.9

Assumptions used to determine benefit obligation:
Discount rate	5.67%	6.15%	5.33%	5.89%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	9.47%	10.00%
Ultimate trend rate	N/A	N/A	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	2030	2030
Change in fair value of plan assets:
Beginning Balance	$815.9	$678.4	$—	$—
Actual return on assets	101.3	141.7	—	—
Benefits paid	(1.8)	(2.4)	—	—
Expenses paid	(0.4)	(1.8)	—	—

Ending Balance	$915.0	$815.9	$—	$—

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$168.6	$170.4	$(72.0)	$(61.9)
Employer contributions between measurement date and fiscal year end	—	—	—	—

Net amounts recognized	$168.6	$170.4	$(72.0)	$(61.9)

Amounts recognized in the balance sheet:
Noncurrent assets	$169.5	$171.2	$—	$—
Current liabilities	—	—	(0.3)	(0.2)
Noncurrent liabilities	(0.9)	(0.8)	(71.7)	(61.7)

Net amounts recognized	$168.6	$170.4	$(72.0)	$(61.9)

Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated gain (loss)	(76.2)	(52.9)	(15.8)	(13.3)

Accumulated other comprehensive income (AOCI)	$(76.2)	$(52.9)	$(15.8)	$(13.3)
Cumulative employer contributions in excess of net periodic benefit cost	244.8	223.3	(56.2)	(48.6)

Net amount recognized in the balance sheet	$168.6	$170.4	$(72.0)	$(61.9)

Information for pension plans with benefit obligations in excess of plan assets
Projected benefit obligation/APBO	$0.9	$0.8	$72.0	$61.9
Accumulated benefit obligation	0.9	0.8	—	—

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension
	Benefits
	Periods Ended December 31,
U.K. Plans	2010	2009

Change in projected benefit obligation:
Beginning Balance	$39.8	$25.3
Service Cost	5.8	5.8
Interest Cost	2.2	1.4
Employee contributions	0.1	0.1
Actuarial (gains) and losses	(0.5)	3.2
Benefits paid	(0.1)	(0.1)
Rebates from U.K. Government	0.8	0.9
Exchange rate changes	(1.7)	3.2

Projected benefit obligation at the end of the period	$46.4	$39.8

Assumptions used to determine benefit obligation:
Discount rate	5.30%	5.70%
Rate of compensation increase	3.55%	4.20%
Change in fair value of plan assets:
Beginning Balance	$39.7	$23.2
Actual return on assets	4.0	5.1
Company contributions	7.3	7.6
Employee contributions	0.1	0.1
Rebates from U.K. Government	0.1	0.8
Benefits paid	(0.1)	(0.1)
Exchange rate changes	(1.7)	3.0

Ending Balance	$49.4	$39.7

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	3.0	(0.1)

Net amounts recognized	$3.0	$(0.1)

Amounts recognized in the balance sheet:
Noncurrent assets	$3.0	$—
Noncurrent liabilities	—	(0.1)

Net amounts recognized	$3.0	$(0.1)

Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated gain (loss)	8.3	8.0

Accumulated other comprehensive income (AOCI)	8.3	8.0
Prepaid (unfunded accrued) pension cost	(5.3)	(8.1)

Net amount recognized in the balance sheet	$3.0	$(0.1)

Information for pension plans with benefit obligations in excess of plan assets
Projected benefit obligation/APBO	$—	$39.8
Accumulated benefit obligation	—	25.0
Fair value of assets	$—	$39.7

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Annual Expense

The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for 2010, 2009 and 2008 are as follows:

				Other
				Post-Retirement
	Pension Benefits			Benefits
	Periods Ended			Periods Ended
	December 31,			December 31,
U.S. Plans	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost (income):
Service Cost	$—	$—	$—	$2.9	$2.0	$1.5
Interest Cost	39.5	37.5	36.9	3.9	2.8	2.0
Expected return on plan assets	(61.0)	(54.1)	(70.1)	—	—	—
Amortization of net (gain) loss	—	8.5	(5.4)	0.9	—	(0.5)
Amortization of prior service cost	—	—	—	—	—	—

Net periodic benefit cost (income)	(21.5)	(8.1)	(38.6)	7.7	4.8	3.0

Other changes recognized in OCI:
Total recognized in OCI (income) loss	$23.3	$(103.1)	$300.5	$2.4	$12.8	$7.6
Total recognized in net periodic benefit cost and OCI	$1.8	$(111.2)	$261.9	$10.1	$17.6	$10.6

Assumptions Used to Determine Net Periodic Benefit Costs:
Discount rate	6.15%	6.07%	6.60%	5.89%	6.34%	6.40%
Expected return on plan assets	7.50%	8.00%	8.00%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	10.00%	9.00%	10.00%
Ultimate trend rate	N/A	N/A	N/A	4.50%	5.00%	5.00%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2030	2013	2013

The estimated net gain (loss) that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year for Other Post-Retirement Benefits plans is $0.8.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for 2010, 2009 and 2008 are as follows:

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2010	2009	2008

Components of net periodic benefit cost (income):
Service cost	$5.8	$5.8	$8.0
Interest cost	2.1	1.5	1.5
Expected return on plan assets	(2.7)	(1.7)	(1.6)
Amortization of net gain	(0.3)	(0.4)	(0.3)
Amortization of prior service cost	—	—	—

Net periodic benefit cost	$4.9	$5.2	$7.6

Other changes recognized in OCI:
Total income recognized in OCI	$(1.1)	$(0.6)	$(0.2)
Total recognized in net periodic benefit cost and OCI	$3.8	$4.6	$7.4

Assumptions Used to Determine Net Periodic Benefit Costs:
Discount rate	5.70%	5.40%	5.40%
Expected return on plan assets	6.50%	5.74%	6.27%
Salary increases	4.20%	3.50%	4.00%

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

A one-percentage point increase in the initial through ultimate assumed health care trend rates would have increased the accumulated post-retirement benefit obligation by $7.3 at December 31, 2010 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2010 by $0.7. A one-percentage point decrease would have decreased the obligation by $6.6 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2010 by $0.6.

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

Equities	20% - 50%
Fixed income	50% - 80%
Real estate	0% - 7%

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

The Company’s plans have asset allocations for the U.S., as of December 31, 2010 and December 31, 2009, as follows:

	2010	2009

Asset Category — U.S.
Equity securities — U.S.	29%	50%
Equity securities — International	4%	6%
Debt securities	65%	40%
Real estate	2%	4%

Total	100%	100%

U.K. Plans

The Trustee’s investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is, to achieve a return on the total Plan which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Equities	60%
Bonds	40%

The Company’s plans have asset allocations for the U.K., as of December 31, 2010 and December 31, 2009, as follows:

	2010	2009

Asset Category — U.K.
Equity securities	56%	60%
Debt securities	39%	38%
Other	5%	2%

Total	100%	100%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Projected contributions and benefit payments

Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be zero in 2011 and discretionary contributions are not expected in 2011. SERP and post-retirement medical plan contributions in 2011 are not expected to exceed $0.4. Expected contributions to the U.K. plan for 2011 are $7.3.

We monitor our defined benefit pension plan asset investments on a quarterly basis and we believe that we are not exposed to any significant credit risk in these investments.

The total benefits expected to be paid over the next ten years from the plans’ assets or the assets of the Company, by country, are as follows:

		Other
		Post-Retirement
U.S.	Pension Plans	Benefit Plans

2011	$6.6	$0.3
2012	9.1	0.5
2013	12.4	1.8
2014	16.4	4.2
2015	21.1	7.5
2016-2020	192.0	53.7

U.K.	Pension Plans

2011	$0.3
2012	0.4
2013	0.5
2014	0.6
2015	0.8
2016-2020	6.7

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

As of December 31, 2010, the pension plan assets measured at fair value on a recurring basis were as follows:

		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Temporary cash investments	$0.6	$0.6	$—	$—
Collective Investment Trusts	$48.8	$—	$—	$48.8
Commingled Equity and Bond Funds	$915.0	$—	$—	$915.0

	$964.4	$0.6	$—	$963.8

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 investment assets and liabilities for the year ended December 31, 2010:

			Sales,
	Beginning		Maturities,	Exchange	Ending Fair
Description	Fair Value	Gain (Loss)	Settlements, Net	rate	Value

Collective Investment Trusts	$38.9	$4.0	$7.5	$(1.6)	$48.8
Commingled Equity and Bond Funds	$808.0	$104.3	$2.7	$—	$915.0

	$846.9	$108.3	$10.2	$(1.6)	$963.8

13.	Capital Stock

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

14.	Stock Compensation

Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.

For the fiscal period ended December 31, 2010, Holdings has recognized a net total of $28.8 of stock compensation expense, which is net of $1.2 resulting from stock forfeitures. Of the total $28.8 of net stock compensation expense recorded in 2010, $20.5 was charged directly to cost of sales, $7.9 was recorded as selling, general and administrative expense, while the remaining $0.4 was capitalized in inventory and is recognized through cost of sales consistent with the accounting methods we follow in accordance with FASB authoritative guidance. Holdings recognized a total of $10.1 and $15.7 of stock compensation expense for the periods ended December 31, 2009 and December 31, 2008, respectively. The total income tax benefit recognized in the income

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

statement for share based compensation arrangements was $10.8, $3.8, and $5.9 for 2010, 2009, and 2008, respectively.

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

The Company expensed $2.0, which was offset by $0.2 expense reduction resulting from stock forfeitures for the year ended December 31, 2010. The Company expensed a net total of $2.3 and $9.3 for the periods ended December 31, 2009 and December 31, 2008, respectively. The Company’s unamortized stock compensation related to these restricted shares is less than $0.1. The weighted average remaining period of compensation cost not yet recognized is 0.5 years. The weighted average remaining period for the vesting of these shares is 4.5 years. The intrinsic value of the unvested shares based on the value of the Company’s stock at December 31, 2010 was $43.1, based on the value of the Company’s stock and the number of unvested shares.

Due to the occurrence during 2010 of the four or five-year anniversaries of the Executive Incentive Plan grant dates for certain participants in the plan, those participants acquired an incremental 8.81% or 20% interest, respectively, in the shares granted to them under the plan, such that their total cumulative interest in the shares granted to them would be 80% for those participants reaching their fourth anniversary and 100% for those reaching their fifth anniversary. The total number of additional shares in which an interest was acquired during 2010 was 1,249,402. The participants have a non-forfeitable interest in those shares; however, as per the plan document, the shares are still restricted until the earlier of a liquidity event or June 16, 2015. Participants do not have the unrestricted rights of stockholders until those shares vest. Participants who have not yet acquired a 100% cumulative interest in their shares will do so during 2011 provided they continue to be employed by the Company when they reach their five-year anniversary in 2011.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The following table summarizes the activity of restricted shares under the EIP for the periods ended December 31, 2008, December 31, 2009 and December 31, 2010:

	Shares	Value(1)
	(Thousands)

Executive Incentive Plan
Nonvested at December 31, 2007	2,469	$28.0
Forfeited during period	(108)	(0.6)

Nonvested at December 31, 2008	2,361	27.4
Forfeited during period	(280)	(3.8)

Nonvested at December 31, 2009	2,081	23.6
Forfeited during period	(8)	(0.2)

Nonvested at December 31, 2010	2,073	$23.4

(1)	Value represents grant date fair value.

Board of Directors Stock Awards

This plan provides non-employee directors the opportunity to receive grants of restricted shares of class A common stock, or Restricted Stock Units (RSUs) or a combination of both common stock and RSUs. The class A common stock grants and RSU grants vest one year from the grant date. The RSU grants are payable upon the Director’s separation from service. The Board of Directors or its authorized committee may make discretionary grants of shares or RSUs from time to time. The maximum aggregate number of shares that may be granted to participants is 3,000,000 shares. In April 2008, the Director Stock Plan was amended such that all issuance of stock pursuant to the plan after that date would be grants of class A common stock or RSUs. All shares granted prior to April 2008 were class B common stock.

For each non-employee Director of the Company, at least one-half of their annual director compensation is required to be paid in the form of a grant of class A common stock and/or RSUs, as elected by each Director. In addition, each Director may elect to have all or any portion of the remainder of their annual director compensation paid in cash or in the form of a grant of class A stock and/or RSUs. If participants cease to serve as Directors within a year of the grant, the restricted shares and/or RSUs are forfeited. In May 2010, the Board of Directors authorized a grant to its members of 33,002 shares of restricted class A common stock valued at $0.7 based on the share price of the Company’s common stock at the grant date. The Company expensed $0.7 for the Board of Directors shares for each of the periods ended December 31, 2010 and December 31, 2009, and $0.4 during the period ended December 31, 2008. The Company’s unamortized stock compensation related to these restricted shares is $0.2 which will be recognized over a weighted average remaining period of 4 months. The intrinsic value of the unvested shares based on the value of the Company’s stock at December 31, 2010 was $0.7, based on the value of the Company’s stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The following table summarizes stock and RSU grants to members of the Company’s Board of Directors for the periods ended December 31, 2008, December 31, 2009 and December 31, 2010:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)

Board of Directors Stock Grants
Nonvested at December 31, 2007	—	—	$—	$—
Granted during period	21	—	0.6	—
Vested during period	—	—	—	—
Forfeited during period	—	—	—	—

Nonvested at December 31, 2008	21	—	0.6	—
Granted during period	56	—	0.7	—
Vested during period	(21)	—	(0.6)	—
Forfeited during period	—	—	—	—

Nonvested at December 31, 2009	56	—	0.7	—
Granted during period	33	—	0.7	—
Vested during period	(56)	—	(0.7)	—
Forfeited during period	—	—	—	—

Nonvested at December 31, 2010	33	—	$0.7	$—

(1)	Value represents grant date fair value.

Short-Term Incentive Plan

The Amended and Restated Short-Term Incentive Plan (the “Short-Term Incentive Plan”) enables eligible employees to receive incentive benefits in the form of restricted stock in the Company, cash, or both, as determined by the Board of Directors or its authorized committee. The stock portion vests one year from the date of grant. Restricted shares are forfeited if the employee’s employment terminates prior to vesting.

No shares were granted or cash awarded under the Short-Term Incentive Plan for 2009 performance. As a result, there were no unvested shares for this plan as of December 31, 2010. In the first quarter of 2010, the Company recognized $0.4 of expense related to the shares granted under the Short-Term Incentive Plan for 2008 performance, which fully vested twelve months from the 2009 grant date. The Company expensed $3.3 for the twelve months ended December 31, 2009 for unvested shares granted prior to that date and $4.3 for the twelve months ended December 31, 2008 for unvested shares granted prior to that date. The 2008 cash award of $3.5 was expensed in 2008 and paid in 2009 and the 2007 cash award of $3.9 was expensed in 2007 and paid in 2008.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The following table summarizes the activity of the restricted shares under the Short-Term Incentive Plan for the twelve months ended December 31, 2008, December 31, 2009 and December 31, 2010:

	Shares	Value(1)
	(Thousands)

Short-Term Incentive Plan
Nonvested at December 31, 2007	232	$7.0
Granted during period	150	4.2
Vested during period	(231)	(7.0)
Forfeited during period	(11)	(0.3)

Nonvested at December 31, 2008	140	3.9
Granted during period	309	3.5
Vested during period	(140)	(3.9)
Forfeited during period	(31)	(0.3)

Nonvested at December 31, 2009	278	3.2
Granted during period	—	—
Vested during period	(278)	(3.2)
Forfeited during period	—	—

Nonvested at December 31, 2010	—	$—

(1)	Value represents grant date fair value.

Long-Term Incentive Plan

The Second Amended and Restated Long-Term Incentive Plan (“LTIP”) is designed to encourage retention of key employees.

For shares granted in 2007, one-half of the granted restricted shares of class B common stock vested on the second anniversary of the grant date in February 2009, and the other one-half will vest on the fourth anniversary of the grant date in 2011. Restricted shares are forfeited if the participant’s employment terminates prior to vesting. In the first quarter of 2007, 67,391 shares valued at $2.0 were granted. The Company expensed $0.4 for each of the periods ended December 31, 2010, December 31, 2009 and December 31, 2008. The Company’s unamortized stock compensation related to these unvested class B shares is $0.1 which will be recognized over a weighted average remaining period of 1.5 months. The intrinsic value of the unvested class B LTIP shares at December 31, 2010 was $0.6, based on the value of the Company’s common stock and the number of unvested shares.

In May 2010, 560,880 class A shares valued at $12.1 were granted and will vest annually in three equal installments beginning on the two-year anniversary of the grant date. In May 2009, 852,294 class A shares valued at $11.0 were granted and will vest annually in three equal installments beginning on the two-year anniversary of the grant date. Within the May 2008 LTIP grant there were three groups of awards, each with a unique vesting schedule. The first group of shares vests equally over three years, beginning in 2009. The second and third groups also vest in one-third increments, but vesting begins on the second and third anniversary of the grant, respectively.

During 2010, 862,800 shares of class A common stock with a value of $17.6 were granted to members of the IAM union under the LTIP pursuant to the new ten-year labor contract. Also during 2010, 144,400 shares of class A common stock with a value of $3.0 were granted to members of the UAW union under the LTIP pursuant to the new ten-year labor contract. The shares vested immediately and the value was charged directly to cost of sales.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The Company expensed a total of $25.5 for the unvested class A LTIP shares in the twelve months ended December 31, 2010, net of $1.0 of forfeited shares. The Company expensed a net total of $3.5 and $1.3 for class A LTIP shares for the periods ended December 31, 2009 and December 31, 2008, respectively.

The Company’s unamortized stock compensation related to these unvested class A shares is $17.1 which will be recognized over a weighted average remaining period of 2.8 years. The intrinsic value of the unvested class A LTIP shares at December 31, 2010 was $15.8, based on the value of the Company’s common stock and the number of unvested shares.

The following table summarizes the activity of the restricted shares under the LTIP for the periods ended December 31, 2008, December 31, 2009 and December 31, 2010:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)

Long-Term Incentive Plan
Nonvested at December 31, 2007	—	62	$—	$1.8
Granted during period	328	—	9.4	—
Vested during period	—	—	—	—
Forfeited during period	(6)	(4)	(0.2)	(0.1)

Nonvested at December 31, 2008	322	58	9.2	1.7
Granted during period	852	—	11.0	—
Vested during period	(6)	(29)	(0.1)	(0.9)
Forfeited during period	(71)	(1)	(1.3)	—

Nonvested at December 31, 2009	1,097	28	18.8	0.8
Granted during period	1,568	—	32.6	—
Vested during period	(1,030)	—	(21.1)	—
Forfeited during period	(145)	—	(2.7)	—

Nonvested at December 31, 2010	1,490	28	$27.6	$0.8

(1)	Value represents grant date fair value.

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

15.	Income Taxes

The following summarizes pretax income:

	2010	2009	2008

U.S.	$276.8	$255.6	$374.4
International	21.0	17.2	9.5

Total	$297.8	$272.8	$383.9

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The tax provision contains the following components:

	2010	2009	2008

Current
Federal	$28.4	$47.7	$118.4
State	1.1	2.4	0.1
Foreign	0.6	1.3	0.2

Total current	$30.1	$51.4	$118.7
Deferred
Federal	$54.3	$26.2	$(6.1)
State	(8.2)	(0.7)	3.3
Foreign	2.0	4.0	2.6

Total deferred	48.1	29.5	(0.2)

Total tax expense	$78.2	$80.9	$118.5

The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	2010		2009		2008

Tax at U.S. Federal statutory rate	$104.2	35.0%	$95.5	35.0%	$134.4	35.0%
State income taxes, net of Federal benefit	(4.6)	(1.5)	1.0	0.4	2.3	0.6
Foreign rate differences	(4.3)	(1.5)	(1.3)	(0.5)	(1.2)	(0.3)
Research and Experimentation Credit	(10.3)	(3.5)	(12.0)	(4.4)	(10.3)	(2.7)
Domestic Production Activities Deduction	(4.0)	(1.3)	(3.9)	(1.4)	(8.1)	(2.1)
Interest on assessments	(1.2)	(0.4)	0.8	0.3	1.0	0.3
Other	(1.6)	(0.5)	0.8	0.3	0.4	0.1

Total provision for income taxes	$78.2	26.3%	$80.9	29.7%	$118.5	30.9%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Significant tax effected temporary differences comprising the net deferred tax asset are as follows:

	2010	2009

Long-term contracts	$70.4	$118.0
Post-retirement benefits other than pensions	27.3	23.5
Pension and other employee benefit plans	(39.6)	(53.3)
Employee compensation accruals	38.3	32.7
Depreciation and amortization	(60.5)	(22.5)
Inventory	1.4	7.2
Interest swap contracts	2.5	6.3
State income tax credits	41.0	26.3
Accruals and reserves	11.7	4.1
Deferred production	—	(15.7)
Net operating loss carryforward	8.3	11.3
Other	(1.0)	(1.9)

Net deferred tax asset	99.8	136.0
Valuation allowance	(5.3)	—

Net deferred tax asset	$94.5	$136.0

Deferred tax detail above is included in the consolidated balance sheet and supplemental information as follows:

	2010	2009

Current deferred tax assets	$47.6	$55.8
Current deferred tax liabilities	—	—

Net current deferred tax asset	$47.6	$55.8

Non-current deferred tax assets	55.0	95.8
Non-current deferred tax liabilities	(8.1)	(15.6)

Net non-current deferred tax asset	$46.9	$80.2

Total deferred tax asset	$94.5	$136.0

The decrease in Long-term contracts deferred tax asset and increase in the depreciation and amortization deferred tax liability are primarily due to recently enacted bonus depreciation rules.

We have recognized cumulative book income for our international operations, but have incurred cumulative taxable losses in the United Kingdom. The resulting net operating loss carryforward is primarily due to the manner in which the United Kingdom treats long-term contract income accounting and capital allowances.

As required under FASB authoritative guidance, $5.0 and zero was recorded to Additional Paid in Capital, representing the tax effect associated with the net excess tax pool created during 2010 and 2009, respectively.

In accordance with FASB authoritative guidance relating to Accounting for Income Taxes, management has maintained a permanent reinvestment strategy for the Company’s foreign operations. As such, deferred taxes have not been provided on unremitted earnings for our U.K., Germany, Malaysia, Singapore, Canada, and France subsidiaries. These unremitted earnings would have an immaterial impact, if any, on the financial statements, if repatriated.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The beginning and ending unrecognized tax benefits reconciliation is as follows:

	2010	2009	2008

Beginning balance	$23.2	$27.7	$26.7
Gross increases related to current period tax positions	9.4	1.9	6.6
Gross decreases related to prior period tax positions	(16.2)	(6.3)	(5.6)
Statute of limitations’ expiration	(1.2)	(0.1)	—

Ending balance	$15.2	$23.2	$27.7

Included in the December 31, 2010 balance were $4.6 in tax effected unrecognized tax benefits which, if ultimately recognized, will reduce the Company’s effective tax rate. Our 2008 and 2009 U.S. federal income tax returns are currently being examined. While a change could result from the ongoing examination, we reasonably expect no material change to our current positions in our recorded unrecognized tax benefit liability in the next twelve months.

Our U.S. federal income tax returns for the 2007-2010 tax years are subject to examination. We are also subject to examination in states and foreign jurisdictions for the 2007-2010 tax years.

We report interest and penalties, if any, related to unrecognized tax benefits in the income tax provision. As of December 31, 2010 and December 31, 2009, accrued interest on our unrecognized tax benefit liability included in the Consolidated Balance Sheets was $0.7 and $2.8, respectively. The impact of interest on our unrecognized tax benefit liability during 2010 and 2009 was $(1.2) and $0.8, respectively.

We operate under a tax holiday in Malaysia that is effective through September 2024, conditional on meeting certain employment and investment thresholds. This tax holiday decreased foreign tax by $2.5 and increased net income $0.02 per fully diluted share in 2010.

At December 31, 2010, we had $30.7 in United Kingdom net operating loss carryforwards that do not expire and $0.7 in North Carolina net operating loss carryforwards that expire in 2025.

Included in the deferred tax assets at December 31, 2010 are $27.0 in Kansas High Performance Incentive Program (“HPIP”) Credit, $12.8 in Kansas Research & Development Credit (“R&D”), and $4.9 in Kansas Business and Jobs Development Credit totaling $44.7 in Kansas state income tax credit carryforwards. The HPIP Credit provides a 10% investment tax credit for qualified business facilities located in Kansas for which $3.4 expires in 2016, $14.2 expires in 2017, $5.0 expires in 2018, and the remainder expires in 2019. The R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely. The Business and Jobs Development Credit provides a tax credit for increased employment in Kansas. This credit can be carried forward indefinitely. It is management’s opinion that all Kansas state income tax credits carried forward will be utilized before they expire.

Included in the deferred tax assets at December 31, 2010 are $10.3 in North Carolina Investing in Business Property Credit, $5.5 in North Carolina Investment in Real Property Credit, and $2.6 in North Carolina Creating Jobs Credit totaling $18.4 in North Carolina state income tax credit carryforwards. The Investing in Business Property Credit provides a 7% investment tax credit for property located in a North Carolina development area and the Investment in Real Property Credit provides a 30% investment tax credit for real property located in a North Carolina development area. The Creating Jobs Credit provides a tax credit for increased employment in North Carolina. These North Carolina state income tax credits can be carried forward 20 years. It is management’s opinion that $10.2 of these North Carolina state income tax credits will be utilized before they expire and an $8.2 gross valuation allowance was recorded.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

16.	Equity

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

In June 2008, the FASB issued authoritative guidance determining whether instruments granted in shared-based payment transactions are participating securities. Under the FASB guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to undistributed earnings that would otherwise have been available to common shareholders. The Company’s service-based restricted stock awards contain non-forfeitable rights to dividends and are considered participating securities. Upon adoption of this standard, the service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for the twelve month periods ended December 31, 2010, December 31, 2009 and December 31, 2008.

The following table sets forth the computation of basic and diluted earnings per share:

	December 31, 2010			December 31, 2009			December 31, 2008
			Per Share			Per Share			Per Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income available to common shareholders	$215.8	137.9	$1.56	$190.1	137.2	$1.39	$263.9	137.0	$1.93
Income allocated to participating securities	3.1	2.0		1.6	1.1		1.5	0.8

Net Income	$218.9			$191.7			$265.4

Diluted potential common shares		1.1			1.5			1.4
Diluted EPS
Net Income	$218.9	141.0	$1.55	$191.7	139.8	$1.37	$265.4	139.2	$1.91

The balance of outstanding common shares presented in the consolidated statement of shareholders’ equity was 142.1 million, 140.7 million, and 139.9 million at December 31, 2010, December 31, 2009 and December 31, 2008, respectively. Included in the outstanding common shares were 2.9 million, 3.5 million and 2.9 million of issued but unvested shares at December 31, 2010, December 31, 2009 and December 31, 2008, respectively, which are excluded from the basic EPS calculation.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Comprehensive Income

Components of comprehensive income, net of tax, consist of the following:

	For the Twelve Months Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Net income	$218.9	$191.7	$265.4
Comprehensive Income (loss), net of tax
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps, net of tax(1)	(3.0)	(5.7)	(14.0)
Pension, SERP, and Retiree Medical adjustments, net of tax(2)	(15.5)	55.8	(190.8)
Unrealized gain (loss) on foreign currency forward contracts, net of tax(3)	(1.3)	(1.0)	(4.1)
Reclassification of realized (gain) loss on hedging instruments into net income, net of tax(4)	10.2	12.0	—
Unrealized gain (loss) on intercompany loan(5)	(2.0)	5.2	(15.6)
Foreign currency translation adjustments	(4.0)	8.2	(27.4)

Total Comprehensive Income	$203.3	$266.2	$13.5

(1)	Net of $1.8, $3.5 and $8.6 tax benefit for the twelve months ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively.

(2)	Net of $9.5 tax benefit for the twelve months ended December 31, 2010, $35.1 tax expense for the twelve months ended December 31, 2009, and $117.1 tax benefit for the twelve months ended December 31, 2008.

(3)	Net of $0.5, $0.4 and $1.6 tax benefit for the twelve months ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively.

(4)	Net of $5.9 and $6.8 tax effect for the twelve months December 31, 2010, and December 31, 2009, respectively.

(5)	Net of $0.8 tax benefit for the twelve months ended December 31, 2010, $2.0 tax expense for the twelve months ended December 31, 2009, and $6.1 tax benefit for the twelve months ended December 31, 2008, due to the revaluation of a long-term intercompany loan, which is denominated in a currency other than the entity’s functional currency.

Noncontrolling Interest

Noncontrolling interest at December 31, 2010 remained unchanged from the prior year at $0.5.

17.	Related Party Transactions

On March 26, 2007, Hawker Beechcraft, Inc. (“Hawker”), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. The Company’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker. For the twelve months ended December 31, 2010, December 31, 2009, and December 31, 2008, sales to Hawker were $6.7, $12.0, and $27.7, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

A former member of Holdings’ Board of Directors, who resigned from such position effective October 26, 2010, was also a member of the Board of Directors of Hawker.

Prior to his departure from the Company in December 2009, a former executive of the Company was a member of the Board of Directors of one of the Company’s suppliers, Precision Castparts Corp. of Portland, Oregon, a manufacturer of complex metal components and products. For the twelve months ended December 31, 2009 the Company purchased $48.3 of products from this supplier.

A member of Holdings’ Board of Directors served as Chairman, President, and Chief Executive Officer of Aviall, Inc., the parent company of one of our customers, Aviall Services, Inc. and a wholly-owned subsidiary of Boeing until his retirement in February 2010. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc. that extends until September 18, 2011 and automatically renews on an annual basis unless terminated by either party. Net revenues under the distribution agreement were $4.0, $2.8 and $5.6 for the twelve months ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. Receivables due from Aviall were $1.2 as of December 31, 2010.

The Company paid $0.3, $0.2, and $0.3 to a subsidiary of Onex for services rendered for each of the twelve month periods ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively. Management believes the amounts charged were reasonable in relation to the services provided.

Boeing owned and operated significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, was providing those systems and support services to Spirit under a Transition Services Agreement. The services covered by the Transition Services Agreement have now been established by the Company, and the agreement terminated. Under the Transition Services Agreement, the Company incurred fees of less than $0.1, $13.7 and $20.3 for the twelve months ended December 31, 2010, December 31, 2009 and December 31, 2008, respectively. The amounts owed to Boeing and recorded as accrued liabilities were less than $0.1 and $7.9 at December 31, 2010 and December 31, 2009, respectively.

The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $1.3, $1.9, and $2.0 to the firm for the periods ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively.

An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties. Such fees are not material to Spirit.

18.	Commitments, Contingencies and Guarantees

Litigation

From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at December 31, 2010 or December 31, 2009 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

In December 2005, a lawsuit was filed against Spirit, Onex, and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The asset purchase agreement from the Boeing Acquisition requires Spirit to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita, which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. On June 30, 2010, the U.S. District Court granted defendants’ dispositive motions, finding that the case should not be allowed to proceed as a class action. The plaintiffs have asked the Court to reconsider its ruling but the Court has not yet ruled on that motion. Depending on the nature of that ruling, some of the plaintiffs could possibly pursue individual claims or, could decide to appeal the District Court’s decision to the United States Court of Appeals for the Tenth Circuit, which could reverse the District Court’s June 30 ruling. The Company intends to continue to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

On July 21, 2005, the UAW filed a grievance against Boeing on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, regarding issues that parallel those asserted in Harkness et al. v. The Boeing Company et al. Boeing denied the grievance, and the UAW subsequently filed suit to compel arbitration, which the parties eventually agreed to pursue. The arbitration was conducted in January 2008. In July 2008, the arbitrator issued an opinion and award in favor of the UAW. The arbitrator directed Boeing to reinstate the seniority of the employees and “afford them the benefits appurtenant thereto.” On March 5, 2009, the arbitrator entered an Opinion and Supplemental Award that directed Boeing to award certain benefits to UAW members upon whose behalf the grievance was brought, notwithstanding the prior denial of such benefits by the Boeing Plan Administrator. On April 10, 2009, Boeing filed a complaint in the United States District Court for the Northern District of Illinois, seeking a ruling that the arbitrator exceeded his authority in granting the Supplemental Award. On September 16, 2009, the District Court entered an order affirming the arbitrator’s Supplemental Award. Boeing appealed the District Court’s decision to the U.S. Seventh Circuit Court of Appeals, which recently affirmed the District Court’s decision. Boeing previously notified Spirit of its intent to seek indemnification from Spirit for any “indemnifiable damages” it may incur in the UAW matter, pursuant to the terms of the asset purchase agreement from the Boeing Acquisition. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

Commitments

The Company leases equipment and facilities under various non-cancelable capital and operating leases. The capital leasing arrangements extend through 2025. Minimum future lease payments under these leases at December 31, 2010 are as follows:

		Capital
		Present
	Operating	Value	Interest	Total

2011	$13.4	$1.9	$0.5	$2.4
2012	$12.2	$1.9	$0.4	$2.3
2013	$11.3	$1.7	$0.3	$2.0
2014	$5.4	$0.8	$0.3	$1.1
2015	$4.2	$0.8	$0.3	$1.1
2016 and thereafter	$16.8	$10.1	$1.5	$11.6

Spirit’s aggregate capital commitments totaled $219.6 and $143.1 at December 31, 2010 and December 31, 2009, respectively.

The Company paid $0.2 and less than $0.1 in interest expense related to the capital leases for the periods ending December 31, 2010 and December 31, 2009, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Service and Product Warranties and Extraordinary Rework

The Company provides service and warranty policies on its products. Liability under service and warranty policies is based upon specific claims and a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience change. In addition, the Company incurs discretionary costs to service its products in connection with product performance or quality issues. The service and product warranty/extraordinary rework reserve was $18.7 and $13.1 at December 31, 2010 and December 31, 2009, respectively.

Guarantees

Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of December 31, 2010 and December 31, 2009, outstanding letters of credit were $18.9 and $16.9, respectively, and outstanding guarantees were $23.1 and $16.1, respectively.

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

Spirit recorded the property on its Consolidated Balance Sheet in accordance with FASB authoritative guidance, along with a capital lease obligation to repay the IRB proceeds. Therefore, Spirit and the Predecessor have exercised their right to offset the amounts invested and obligations for these bonds on a consolidated basis. At December 31, 2010 and 2009, the assets and liabilities associated with these IRBs were $271.2 and $263.7, respectively.

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

19.	Other Income (Expense), Net

Other income (expense), net, is summarized as follows:

	For the Twelve
	Months Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

KDFA bond	$4.0	$3.5	$3.5
Rental and miscellaneous income	0.6	0.3	0.6
Foreign currency gains (losses)	(5.0)	2.3	(5.3)

Total	$(0.4)	$6.1	$(1.2)

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Foreign currency gains (losses) are due to the impact of movement in foreign currency exchange rates on trade and intercompany receivables/payables and other long-term contractual rights/obligations denominated in a currency other than the entity’s functional currency.

20.	Significant Concentrations of Risk

Economic Dependence

The Company’s largest customer (Boeing) accounted for approximately 83%, 85%, and 85% of the revenues for the periods ending December 31, 2010, December 31, 2009, and December 31, 2008, respectively. Approximately 35% and 40% of the Company’s accounts receivable balance at December 31, 2010 and December 31, 2009, respectively, was attributable to Boeing.

The Company’s second largest customer (Airbus) accounted for approximately 11% of the revenues for each of the periods ending December 31, 2010, December 31, 2009, and December 31, 2008. Approximately 27% and 39% of the Company’s accounts receivable balance at December 31, 2010 and December 31, 2009, respectively, was attributable to Airbus.

21.	Supplemental Balance Sheet Information

Accrued expenses and other liabilities consist of the following:

	December 31,	December 31,
	2010	2009

Accrued expenses
Accrued wages and bonuses	$31.0	$23.0
Accrued fringe benefits	96.6	94.1
Accrued interest	12.2	8.2
Workers’ compensation	6.2	5.4
Property and sales tax	6.4	5.8
Warranty/extraordinary rework reserve — current	4.5	—
Other	33.8	25.4

Total	$190.7	$161.9

Other liabilities
Federal income taxes, non-current	$14.7	$24.4
Warranty/extraordinary rework reserve — non-current	14.2	13.1
Other	16.9	14.6

Total	$45.8	$52.1

22.	Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 94% of the Company’s net revenues for the twelve months ended December 31, 2010 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company’s primary profitability measure to review a segment’s operating performance is

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

segment operating income before unallocated corporate selling, general and administrative expenses, unallocated research and development and unallocated cost of sales. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins. Unallocated R&D includes research and development efforts that benefit the company as a whole and are not unique to a specific segment. Unallocated cost of sales is related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010, early retirement incentives for employees represented by the IAM who made elections to retire in 2010, and grants of shares to employees represented by the UAW in connection with the ratification of a new ten-year labor contract on December 18, 2010. All of these unallocated items are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.

The Company’s Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer), as well as related spares and maintenance, repairs and overhaul (MRO). The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina.

The Company’s Propulsion Systems segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers) and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services. The Propulsion Systems segment manufactures products at our facilities in Wichita, Kansas.

The Company’s Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces) as well as other miscellaneous structural parts primarily to aircraft OEMs, as well as related spares and MRO services. These activities take place at the Company’s facilities in Tulsa and McAlester, Oklahoma, Kinston, North Carolina, Prestwick, Scotland, Subang, Malaysia and Kinston, North Carolina.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The following table shows segment information:

	For the	For the	For the
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2010	2009	2008

Segment Revenues
Fuselage Systems	$2,035.1	$2,003.6	$1,758.4
Propulsion Systems	1,061.8	1,030.0	1,031.7
Wing Systems	1,067.4	1,024.4	955.6
All Other	8.1	20.5	26.1

	$4,172.4	$4,078.5	$3,771.8

Segment Operating Income
Fuselage Systems	$292.3	$287.6	$287.6
Propulsion Systems	137.5	122.6	162.2
Wing Systems	101.0	20.7	99.7
All Other	(1.8)	(1.4)	0.3

Business Segment Operating Income	529.0	429.5	549.8
Unallocated corporate SG&A	(139.7)	(122.7)	(141.7)
Unallocated research and development	(3.6)	(3.5)	(2.4)
Unallocated cost of sales(1)	(28.7)	—	—

Total operating income	$357.0	$303.3	$405.7

(1)	Unallocated cost of sales for the twelve months ended December 31, 2010 includes charges related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010, early retirement incentives for members represented by the IAM who made elections to retire in 2010, and grants of shares to employees represented by the UAW in connection with the ratification of a new ten-year labor contract on December 18, 2010.

Although most of the Company’s revenues are obtained from sales inside the U.S., the Company generated $498.4, $575.9, and $465.4 in sales to international customers for the twelve months ended December 31, 2010, December 31, 2009, December 31, 2008, respectively, primarily to Airbus. The following chart illustrates the split between domestic and foreign revenues:

	Year Ended		Year Ended		Year Ended
	December 31, 2010		December 31, 2009		December 31, 2008
		Percent of		Percent of		Percent of
		Total		Total		Total
Revenue Source(1)	Net Revenues	Net Revenues	Net Revenues	Net Revenues	Net Revenues	Net Revenues

United States	$3,674.0	88%	$3,502.6	86%	$3,306.4	88%
International
United Kingdom	400.4	10	385.7	9	413.3	11
Other	98.0	2	190.2	5	52.1	1

Total International	498.4	12	575.9	14	465.4	12

Total Revenues	$4,172.4	100%	$4,078.5	100%	$3,771.8	100%

(1)	Net Revenues are attributable to countries based on destination where goods are delivered.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Most of the Company’s long-lived assets are located within the United States. Approximately 6% of our long-lived assets based on book value are located in the United Kingdom as part of Spirit Europe with approximately another 4% of our total long-lived assets located in countries outside the United States and the United Kingdom. The following chart illustrates the split between domestic and foreign assets:

	Year Ended		Year Ended
	December 31, 2010		December 31, 2009
		Percent of		Percent of
	Total	Total	Total	Total
Asset Location	Long-Lived Assets	Long-Lived Assets	Long-Lived Assets	Long-Lived Assets

United States	$1,320.0	90%	$1,144.9	90%
International
United Kingdom	87.7	6	79.0	6
Other	62.3	4	55.4	4

Total International	150.0	10	134.4	10

Total Long-Lived Assets	$1,470.0	100%	$1,279.3	100%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

23.	Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31,	September 30,	July 1,	April 1,
2010	2010(1)	2010(2)	2010(3)	2010

Revenues	$1,071.1	$1,002.0	$1,056.0	$1,043.3
Operating Income	$95.9	$82.4	$85.7	$93.0
Net income	$62.0	$46.4	$55.1	$55.5
Earnings per share, basic(7)	$0.44	$0.33	$0.40	$0.40
Earnings per share, diluted(7)	$0.44	$0.33	$0.39	$0.40

	Quarter Ended
	December 31,	October 1,	July 2,	April 2,
2009	2009(5)	2009	2009(5)	2009(6)

Revenues	$1,077.7	$1,053.8	$1,059.6	$887.4
Operating Income	$84.9	$131.0	$(10.4)	$97.8
Net income (loss)	$50.0	$87.3	$(8.3)	$62.7
Earnings per share, basic(7)	$0.36	$0.63	$(0.06)	$0.46
Earnings per share, diluted(7)	$0.36	$0.62	$(0.06)	$0.45

(1)	Fourth quarter earnings were reduced by $3.3 related to the award of stock to eligible union employees as part of the new ten-year agreement with the UAW.

(2)	In the third quarter of 2010, cost of sales included the impact of a $6.5 charge for the early retirement incentive included in the ten-year agreement with the IAM.

(3)	Second quarter 2010 earnings included the impact of the $18.9 expense related to the award of stock to eligible union employees as part of the new ten-year agreement with the IAM.

(4)	In the fourth quarter of 2009, the Company updated contract profitability estimates resulting in unfavorable cumulative catch-up adjustments of $34.5 to reflect, among other things, higher than forecasted costs on contract blocks completed in December 2009 and higher than expected costs on the Sikorsky CH-53K program.

(5)	The Company incurred unusual charges in the second quarter of 2009, including a $93.0 forward loss charge for the Gulfstream G250 business jet program, the $10.9 impact of the Cessna Citation Columbus termination, and the realization of unfavorable cumulative catch-up adjustments totaling $33.0 related to post-strike production ramp up as a result of the IAM Strike at Boeing, nutplate rework and transition to a new enterprise resource planning (ERP) system.

(6)	The post-IAM Strike impact reduced the Company’s revenue by an estimated $256.1 for the first quarter of 2009, as compared to results consistent with pre-IAM Strike delivery levels, which negatively impacted our income and cash flows.

(7)	Upon adoption of FASB authoritative guidance determining whether instruments granted in share-based payment transactions are part of participating securities, in the first quarter of 2009, the service-based restricted stock awards were included in the calculation of earnings per share using the two-class method for the twelve-month periods ended December 31, 2010 and December 31, 2009.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

24.	Condensed Consolidating Financial Information

On November 18, 2010, Spirit completed an offering of $300.0 aggregate principal amount of its 2020 Notes. On September 30, 2009, Spirit completed an offering of $300.0 aggregate principal amount of its 2017 Notes. Both the 2017 Notes and the 2020 Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States only to non-U.S. persons pursuant to Regulation S promulgated under the Securities Act.

In connection with the initial sale of the 2017 Notes and the 2020 Notes, the Company entered into Registration Rights Agreements with the initial purchasers of the 2017 Notes and the 2020 Notes, respectively, party thereto, pursuant to which the Company, Spirit and the Subsidiary Guarantors (as defined below) agreed to file (x) a registration statement with respect to an offer to exchange original 2017 Notes for a new issue of substantially identical notes registered under the Securities Act (the “2017 Notes Exchange Offer”) and (y) a registration statement with respect to an offer to exchange the original 2020 Notes for a new issue of substantially identical notes registered under the Securities Act (the “2020 Notes Exchange Offer”). On March 29, 2010, Spirit and the Subsidiary Guarantors (as defined below) filed Amendment No. 2 to a registration statement on Form S-4 (as so amended, the “2017 Registration Statement”) with respect to the 2017 Notes Exchange Offer and on April 20, 2010, the SEC declared the 2017 Registration Statement effective. The 2017 Notes Exchange Offer was commenced on April 21, 2010 and was consummated on May 26, 2010. On December 10, 2010, Spirit and the Subsidiary Guarantors filed a registration statement on Form S-4 (the “2020 Registration Statement”) with respect to the 2020 Notes Exchange Offer and on December 21, 2010, the SEC declared the 2020 Registration Statement effective. The 2020 Notes Exchange Offer was commenced on December 22, 2010 and was consummated on January 31, 2011. The 2017 Notes and the 2020 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”).

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Spirit, as the subsidiary issuer of the 2017 Notes and the 2020 Notes;

(ii)	The Subsidiary Guarantors, on a combined basis, as guarantors of the 2017 Notes and the 2020 Notes;

(iii)	The Company’s subsidiaries, other than the Subsidiary Guarantors, which will not be guarantors of the 2017 Notes and the 2020 Notes (the “Subsidiary Non-Guarantors”), on a combined basis;

(iv)	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Holdings, the Subsidiary Guarantors and the Subsidiary Non-Guarantors, (b) eliminate the investments in the Company’s subsidiaries and (c) record consolidating entries; and

(v)	Holdings and its subsidiaries on a consolidated basis.

The Company, which is a guarantor of the 2017 Notes and the 2020 Notes, is excluded from the tables below as it has no assets or operations independent from its subsidiaries.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidating Statements of Operations
For the Twelve Months Ended December 31, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total

Net Revenues	$3,741.1	$10.3	$511.6	$(90.6)	$4,172.4
Operating costs and expenses
Cost of sales	3,232.8	6.2	459.5	(90.6)	3,607.9
Selling, general and administrative	133.2	3.1	19.7	—	156.0
Research and development	49.0	—	2.5	—	51.5

Total operating costs and expenses	3,415.0	9.3	481.7	(90.6)	3,815.4
Operating income	326.1	1.0	29.9	—	357.0
Interest expense and financing fee amortization	(58.3)	—	(4.5)	3.7	(59.1)
Interest income	4.0	—	—	(3.7)	0.3
Other income (expense), net	4.0	—	(4.4)	—	(0.4)

Income(loss) before income taxes and equity in net loss of affiliates	275.8	1.0	21.0	—	297.8
Income tax benefit (provision)	(75.2)	(0.4)	(2.6)	—	(78.2)

Income (loss) before equity in net loss of affiliates	200.6	0.6	18.4	—	219.6
Equity in net income (loss) of affiliates	(0.1)	—	(0.6)	—	(0.7)

Net income	$200.5	$0.6	$17.8	$—	$218.9

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidating Statements of Operations
For the Twelve Months Ended December 31, 2009

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total

Net Revenues	$3,609.1	$5.1	$519.7	$(55.4)	$4,078.5
Operating costs and expenses
Cost of sales	3,150.3	4.6	482.3	(55.8)	3,581.4
Selling, general and administrative	119.1	0.9	17.1	—	137.1
Research and development	54.5	—	2.2	—	56.7

Total operating costs and expenses	3,323.9	5.5	501.6	(55.8)	3,775.2
Operating income (loss)	285.2	(0.4)	18.1	0.4	303.3
Interest expense and financing fee amortization	(44.8)	1.6	(3.5)	3.1	(43.6)
Interest income	10.1	—	—	(3.1)	7.0
Other income, net	3.5	—	2.6	—	6.1

Income before income taxes and equity in net loss of affiliates	254.0	1.2	17.2	0.4	272.8
Income tax benefit (provision)	(75.9)	(0.5)	(4.5)	—	(80.9)

Income before equity in net loss of affiliates	178.1	0.7	12.7	0.4	191.9
Equity in net income (loss) of affiliates	0.3	—	(0.5)	—	(0.2)

Net income	$178.4	$0.7	$12.2	$0.4	$191.7

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidating Statements of Operations
For the Twelve Months Ended December 31, 2008

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total

Net Revenues	$3,248.2	$—	$527.2	$(3.6)	$3,771.8
Operating costs and expenses
Cost of sales	2,683.5	—	482.8	(3.1)	3,163.2
Selling, general and administrative	132.9	0.1	21.6	(0.1)	154.5
Research and development	45.6	—	2.8	—	48.4

Total operating costs and expenses	2,862.0	0.1	507.2	(3.2)	3,366.1
Operating income (loss)	386.2	(0.1)	20.0	(0.4)	405.7
Interest expense and financing fee amortization	(39.0)	—	(5.8)	5.6	(39.2)
Interest income	23.9	—	0.3	(5.6)	18.6
Other income (expense), net	3.6	—	(4.8)	—	(1.2)

Income (loss) before income taxes	374.7	(0.1)	9.7	(0.4)	383.9
Income tax provision	(115.6)	—	(2.9)	—	(118.5)

Net income (loss)	$259.1	$(0.1)	$6.8	$(0.4)	$265.4

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidating Balance Sheet
December 31, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total

Current assets
Cash and cash equivalents	$416.1	$—	$65.5	$—	$481.6
Accounts receivable, net	180.6	6.6	96.4	(83.4)	200.2
Investment in subsidiary	279.9	—	—	(279.9)	—
Inventory, net	2,368.0	15.9	124.0	—	2,507.9
Prepaids	9.1	—	0.8	—	9.9
Income tax receivable	45.9	—	—	—	45.9
Deferred tax asset-current	46.7	—	0.9	—	47.6
Other current assets	—	—	1.6	—	1.6

Total current assets	3,346.3	22.5	289.2	(363.3)	3,294.7
Property, plant and equipment, net	1,018.0	302.0	150.0	—	1,470.0
Pension assets	169.5	—	2.9	—	172.4
Deferred tax asset — non-current, net	55.0	—	—	—	55.0
Other assets	285.4	80.0	34.7	(290.2)	109.9

Total assets	$4,874.2	$404.5	$476.8	$(653.5)	$5,102.0

Current liabilities
Accounts payable	$394.1	$14.4	$118.4	$(83.4)	$443.5
Accrued expenses	169.9	—	20.8	—	190.7
Profit sharing/deferred compensation	27.3	—	2.3	—	29.6
Current portion of long-term debt	7.2	—	2.3	—	9.5
Advance payments, short-term	169.4	—	—	—	169.4
Deferred revenue, short-term	295.6	—	7.0	—	302.6
Deferred grant income liability — current	—	3.9	1.2	—	5.1
Income tax payable	—	—	3.1	—	3.1
Other current liabilities	9.7	—	1.6	—	11.3

Total current liabilities	1,073.2	18.3	156.7	(83.4)	1,164.8
Long-term debt	1,157.3	80.0	160.2	(210.2)	1,187.3
Advance payments, long-term	655.2	—	—	—	655.2
Pension/OPEB obligation	72.5	—	—	—	72.5
Deferred grant income liability — non-current	—	94.2	34.2	—	128.4
Deferred revenue and other deferred credits	26.4	—	2.6	—	29.0
Deferred tax liability — non-current	—	—	8.1	—	8.1
Other liabilities	116.1	—	9.7	(80.0)	45.8
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 107,201,314 shares issued	1.1	—	—	—	1.1
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 34,897,388 shares issued	0.3	—	—	—	0.3
Additional paid-in capital	983.6	210.7	69.2	(279.9)	983.6
Accumulated other comprehensive loss	(62.1)	—	(13.2)	—	(75.3)
Retained earnings	850.6	1.3	48.8	—	900.7

Total shareholders’ equity	1,773.5	212.0	104.8	(279.9)	1,810.4
Noncontrolling interest	—	—	0.5	—	0.5

Total equity	1,773.5	212.0	105.3	(279.9)	1,810.9

Total liabilities and shareholders’ equity	$4,874.2	$404.5	$476.8	$(653.5)	$5,102.0

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidating Balance Sheet
December 31, 2009

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total

Current assets
Cash and cash equivalents	$317.1	$—	$51.9	$—	$369.0
Accounts receivable, net	132.5	5.2	92.5	(69.8)	160.4
Investment in subsidiary	136.3	—	—	(136.3)	—
Inventory, net	2,064.5	0.1	142.3	—	2,206.9
Prepaids	13.4	—	0.8	—	14.2
Income tax receivable	45.5	—	—	—	45.5
Deferred tax asset-current	46.4	—	9.4	—	55.8
Other current assets	—	—	1.1	—	1.1

Total current assets	2,755.7	5.3	298.0	(206.1)	2,852.9
Property, plant and equipment, net	981.4	163.4	134.5	—	1,279.3
Pension assets	171.2	—	—	—	171.2
Deferred tax asset — non-current, net	95.8	—	—	—	95.8
Other assets	235.7	80.0	25.9	(267.0)	74.6

Total assets	$4,239.8	$248.7	$458.4	$(473.1)	$4,473.8

Current liabilities
Accounts payable	$360.9	$10.0	$140.2	$(69.8)	$441.3
Accrued expenses	149.8	—	12.1	—	161.9
Profit sharing/deferred compensation	2.3	—	1.3	—	3.6
Current portion of long-term debt	9.1	—	—	—	9.1
Advance payments, short-term	237.4	—	—	—	237.4
Deferred revenue, short-term	90.7	—	16.4	—	107.1
Income tax payable	—	—	3.4	—	3.4
Other current liabilities	17.4	—	1.0	—	18.4

Total current liabilities	867.6	10.0	174.4	(69.8)	982.2
Long-term debt	860.8	80.0	130.9	(187.0)	884.7
Advance payments, long-term	727.5	—	—	—	727.5
Pension/OPEB obligation	62.5	—	0.1	—	62.6
Deferred grant income liability	—	91.1	38.2	—	129.3
Deferred revenue and other deferred credits	46.0	—	—	—	46.0
Deferred tax liability — non-current	—	—	15.6	—	15.6
Other liabilities	125.9	—	6.2	(80.0)	52.1
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 105,064,561 shares issued	1.0	—	—	—	1.0
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 35,669,740 shares issued	0.4	—	—	—	0.4
Additional paid-in capital	949.8	67.0	69.2	(136.2)	949.8
Accumulated other comprehensive loss	(51.9)	—	(7.8)	—	(59.7)
Retained earnings	650.2	0.6	31.1	(0.1)	681.8

Total shareholders’ equity	1,549.5	67.6	92.5	(136.3)	1,573.3
Noncontrolling interest	—	—	0.5	—	0.5

Total equity	1,549.5	67.6	93.0	(136.3)	1,573.8

Total liabilities and shareholders’ equity	$4,239.8	$248.7	$458.4	$(473.1)	$4,473.8

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total

Operating activities
Net cash provided by (used in) operating activities	$124.6	$(8.5)	$9.0	$—	$125.1

Investing activities
Purchase of property, plant and equipment	(136.8)	(135.1)	(16.2)	—	(288.1)
Proceeds from sale of assets	0.2	—	0.3	—	0.5
Investment in subsidiary	(143.6)	—	—	143.6	—
Other	—	—	(0.8)	—	(0.8)

Net cash provided by (used in) investing activities	(280.2)	(135.1)	(16.7)	143.6	(288.4)

Financing activities
Proceeds from revolving credit facility	150.0	—	—	—	150.0
Payments on revolving credit facility	(150.0)	—	—	—	(150.0)
Proceeds from issuance of debt	300.0	—	—	—	300.0
Proceeds from governmental grants	—	—	—	—	—
Principal payments of debt	(9.2)	—	(0.4)	—	(9.6)
Collection on (repayment of) intercompany debt	(23.2)	—	23.2	—	—
Proceeds from parent company contribution	—	143.6	—	(143.6)	—
Debt issuance and financing costs	(18.0)	—	—	—	(18.0)
Excess tax benefits from share-based payment arrangements	5.0	—	—	—	5.0

Net cash provided by (used in) financing activities	254.6	143.6	22.8	(143.6)	277.4

Effect of exchange rate changes on cash and cash equivalents	—	—	(1.5)	—	(1.5)

Net increase in cash and cash equivalents for the period	99.0	—	13.6	—	112.6
Cash and cash equivalents, beginning of period	317.1	—	51.9	—	369.0

Cash and cash equivalents, end of period	$416.1	$—	$65.5	$—	$481.6

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2009

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total

Operating activities
Net cash provided by (used in) operating activities	$(12.0)	$4.6	$(6.5)	$—	$(13.9)

Investing activities
Purchase of property, plant and equipment	(148.1)	(65.8)	(14.3)	—	(228.2)
Proceeds from the sale of assets	0.2	—	—	—	0.2
Long-term receivable	115.4	—	—	—	115.4
Investment in subsidiary	(61.2)	—	—	61.2	—
Other	4.0	—	(3.8)	—	0.2

Net cash provided by (used in) investing activities	(89.7)	(65.8)	(18.1)	61.2	(112.4)

Financing activities
Proceeds from revolving credit facility	300.0	—	—	—	300.0
Payments on revolving credit facility	(300.0)	—	—	—	(300.0)
Proceeds from issuance of debt	293.4	—	6.9	—	300.3
Proceeds from governmental grants	—	—	0.7	—	0.7
Principal payments of debt	(7.5)	—	(0.1)	—	(7.6)
Collection on (repayment of) intercompany debt	(28.7)	—	28.7	—	—
Proceeds from parent company contribution	—	61.2	—	(61.2)	—
Debt issuance and financing costs	(17.3)	—	—	—	(17.3)

Net cash provided by (used in) financing activities	239.9	61.2	36.2	(61.2)	276.1

Effect of exchange rate changes on cash and cash equivalents	—	—	2.7	—	2.7

Net increase in cash and cash equivalents for the period	138.2	—	14.3	—	152.5
Cash and cash equivalents, beginning of period	178.9	—	37.6	—	216.5

Cash and cash equivalents, end of period	$317.1	$—	$51.9	$—	$369.0

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2008

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total

Operating activities
Net cash provided by operating activities	$171.3	$0.7	$38.7	$—	$210.7

Investing activities
Purchase of property, plant and equipment	(213.2)	(6.5)	(16.1)	—	(235.8)
Proceeds from the sale of assets	1.9	—	—	—	1.9
Long-term receivable	116.1	—	—	—	116.1
Investment in subsidiary	(5.8)	—	—	5.8	—
Other	(3.7)	—	1.7	—	(2.0)

Net cash provided by (used in) investing activities	(104.7)	(6.5)	(14.4)	5.8	(119.8)

Financing activities
Proceeds from revolving credit facility	175.0	—	—	—	175.0
Payments on revolving credit facility	(175.0)	—	—	—	(175.0)
Proceeds from issuance of debt	—	—	10.3	—	10.3
Proceeds from governmental grants	13.7	—	2.2	—	15.9
Principal payments of debt	(15.9)	—	—	—	(15.9)
Collection on (repayment of) intercompany debt	10.7	—	(10.7)	—	—
Proceeds from parent company contribution	—	5.8	—	(5.8)	—
Debt issuance and financing costs	(6.8)	—	—	—	(6.8)

Net cash provided by (used in) financing activities	1.7	5.8	1.8	(5.8)	3.5

Effect of exchange rate changes on cash and cash equivalents	—	—	(11.3)	—	(11.3)

Net increase in cash and cash equivalents for the period	68.3	—	14.8	—	83.1
Cash and cash equivalents, beginning of period	110.6	—	22.8	—	133.4

Cash and cash equivalents, end of period	$178.9	$—	$37.6	$—	$216.5

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of December 31, 2010 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Director, Executive Officers and Corporate Governance

Information concerning the directors of Spirit Holdings, will be provided in Spirit Holdings’ proxy statement for its 2011 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Information concerning the executive officers of Spirit is included in Part I of this Annual Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be provided in Spirit Holdings’ proxy statement for its 2011 annual meeting of stockholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Information concerning Corporate Governance and the Board of Directors of Spirit Holdings will be provided in Spirit Holdings’ proxy statement for its 2011 annual meeting of stockholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

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

Information concerning the compensation of directors and executive officers of Spirit Holdings, will be provided in Spirit Holdings’ proxy statement for its 2011 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning the ownership of Spirit Holdings’ equity securities by certain beneficial owners and by management will be provided in Spirit Holdings’ proxy statement for its 2011 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Equity Compensation Plan Information is included in Part II of this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information concerning certain relationships and related transactions and director independence will be provided in Spirit Holdings’ proxy statement for its 2011 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Information concerning principal accounting fees and services will be provided in Spirit Holdings’ proxy statement for its 2011 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

Incorporated by
Article I. Exhibit		Reference to the
Number	Section 1.01 Exhibit	Following Documents

2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
3.1	Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 20, 2009, Exhibit 3.1
3.2	Third Amended and Restated By Laws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 3, 2010, Exhibit 3.1
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.2	Form of Class B Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.2
4.3	Investor Stockholders Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Onex Partners LP and the stockholders listed on the signature pages thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.3
4.4	Registration Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and the persons listed on Schedule A thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.4
4.5	Indenture dated as of September 30, 2009, governing the 7 1/2% Senior Notes due 2017, by and among Spirit AeroSystems, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, Exhibit 4.1
4.6	Form of 7 1/2% Senior Note due 2017	Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, included as Exhibit A to Exhibit 4.1
4.7	Registration Rights Agreement, dated as of September 30, 2009, among Spirit AeroSystems, Inc., the guarantors identified therein, Banc of America Securities LLC and the other initial purchasers of the Notes named therein	Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, Exhibit 4.3

Incorporated by
Article I. Exhibit			Reference to the
Number		Section 1.01 Exhibit	Following Documents

4.8		Indenture dated as of November 18, 2010, governing the 6 3/4% Senior Notes due 2020, by and among Spirit AeroSystems, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed November 18, 2010, Exhibit 4.1
4.9		Form of 6 3/4% Senior Note due 2020	Current Report on Form 8-K (File No. 001-33160), filed November 18, 2010, included as Exhibit A to Exhibit 4.2
4.10		Registration Rights Agreement, dated as of November 18, 2010, among Spirit AeroSystems, Inc., the guarantors identified therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated on behalf of itself and as representative of the several initial purchasers of the notes named therein	Current Report on Form 8-K (File No. 001-33160), filed November 18, 2010, Exhibit 4.3
4.11		Supplemental Indenture, dated as of August 11, 2010	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2010, Exhibit 4.1
10	.1†	Employment Agreement, dated June 16, 2005, between Jeffrey L. Turner and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.1
10	.2†	Amendment to Employment Agreement between Spirit AeroSystems, Inc. and Jeffrey L. Turner, dated December 31, 2008	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2009, Exhibit 10.1.1
10	.3†	Employment Agreement, dated September 13, 2005, between Spirit AeroSystems, Inc. and H. David Walker	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.3
10	.4†	Employment Agreement, dated December 28, 2005, between Spirit AeroSystems, Inc. and John Lewelling	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.4
10	.5†	Employment Agreement, dated March 20, 2006, between Spirit AeroSystems (Europe) Limited and Neil McManus	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.6
10	.6†	Employment Agreement between Spirit AeroSystems, Inc. and Philip D. Anderson, dated February 12, 2010	Current Report on Form 8-K (File No. 001-33160), filed February 17, 2010, Exhibit 10.1
10	.7†	Spirit AeroSystems Holdings, Inc. Amended and Restated Executive Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2008, Exhibit 10.7
10	.8†	Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) Supplemental Executive Retirement Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.8
10	.9†	Amendment to Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, dated July 30, 2007	Registration Statement on Form S-8 (File No. 333-146112), filed September 17, 2007, Exhibit 10.2
10	.10†	Spirit AeroSystems Holdings, Inc. Amended and Restated Short-Term Incentive Plan	Registration Statement on Form S-8 (File No. 333-150401), filed April 23, 2008, Exhibit 99.1

Incorporated by
Article I. Exhibit			Reference to the
Number		Section 1.01 Exhibit	Following Documents

10	.11†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Long-Term Incentive Plan	Registration Statement on Form S-8 (File No. 333-150401), filed April 23, 2008, Exhibit 99.2
10	.12†	Spirit AeroSystems Holdings, Inc. Cash Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.11
10	.13†	Spirit AeroSystems Holdings, Inc. Union Equity Participation Program	Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-135486), filed October 30, 2006, Exhibit 10.12
10	.14†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Director Stock Plan	Registration Statement on Form S-8 (File No. 333-150402), filed April 23, 2008, Exhibit 10.1
10.15		Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14
10.16		Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and Citicorp North America, Inc., as collateral agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.20
10.17		Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Spirit AeroSystems Finance, Inc. (f/k/a Mid-Western Aircraft Finance, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and The Boeing Company, as agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.22
10.18		Special Business Provisions (Sustaining), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.23
10.19		General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.20		Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25

Incorporated by
Article I. Exhibit			Reference to the
Number		Section 1.01 Exhibit	Following Documents

10.21		Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26
10.22		Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27
10.23		Second Amended and Restated Credit Agreement, dated as of November 27, 2006 by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), the guarantor party thereto, Citicorp North America, Inc. and the other lenders party thereto	Current Report on Form 8-K (File No. 001-33160), filed December 1, 2006, Exhibit 10.2
10.24		Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of March 18, 2008	Current Report on Form 8-K (File No. 001-33160), filed March 19, 2008, Exhibit 10.1
10.25		Inducement Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.2
10.26		Lease Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.3
10.27		Construction Agency Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.4
10.28		Amendment No. 2, dated June 8, 2009, to Second Amended and Restated Credit Agreement	Current Report on Form 8-K (File No. 001-33160), filed June 10, 2009, Exhibit 10.1
10.29		Amendment No. 3, dated October 15, 2010, to Second Amended and Restated Credit Agreement	Current Report on Form 8-K (File No. 001-33160), filed October 20, 2010, Exhibit 10.1
10	.30†	Amendment to the Spirit AeroSystems Holdings, Inc. Amended and Restated Executive Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2010, Exhibit 10.1
10	.31†	Employment Agreement between Spirit AeroSystems, Inc. and Michelle Russell, effective as of June 1, 2010.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 6, 2010, Exhibit 10.1
10.32		Amendment No. 3 dated as of October 15, 2010, to the Second Amended and Restated Credit Agreement, dated as of November 27, 2006, among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), the guarantors party thereto; Bank of America, N.A. and the other lenders party thereto.	Current Report on Form 8-K (File No. 001-33160), filed October 20, 2010, Exhibit 10.1

Incorporated by
Article I. Exhibit			Reference to the
Number		Section 1.01 Exhibit	Following Documents

12.1		Ratio of Earnings to Fixed Charges	*
14.1		Code of Ethics	Annual Report on Form 10-K (File No. 001-33160), filed March 5, 2007, Exhibit 14.1
(i) Spirit Code of Conduct
(ii) Spirit Finance Code of Professional Conduct
21.1		Subsidiaries of Spirit AeroSystems Holdings, Inc.	*
23.1		Consent of PricewaterhouseCoopers LLP	*
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
32.1		Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**
32.2		Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**
101	.INS@	XBRL Instance Document	**
101	.SCH@	XBRL Taxonomy Extension Schema Document.	**
101	.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document.	**
101	.DEF@	XBRL Taxonomy Extension Definition Linkbase Document.	**
101	.LAB@	XBRL Taxonomy Extension Label Linkbase Document.	**
101	.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document.	**

†	Indicates management contract or compensation plan or arrangement

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas on February 22, 2011.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

By:	/s/ Philip D. Anderson
Philip D. Anderson
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Turner Jeffrey L. Turner	Director, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2011
/s/ Philip D. Anderson Philip D. Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2011
/s/ James Steven Sharp James Steven Sharp	Corporate Controller and Treasurer (Principal Accounting Officer)	February 22, 2011
/s/ Ivor Evans Ivor Evans	Director	February 22, 2011
/s/ Paul Fulchino Paul Fulchino	Director	February 22, 2011
/s/ Ronald Kadish Ronald Kadish	Director	February 22, 2011
/s/ Francis Raborn Francis Raborn	Director	February 22, 2011
/s/ Tawfiq Popatia Tawfiq Popatia	Director	February 22, 2011
/s/ Charles Chadwell Charles Chadwell	Director	February 22, 2011
/s/ Richard Gephardt Richard Gephardt	Director	February 22, 2011
/s/ Robert Johnson Robert Johnson	Director, Chairman of the Board	February 22, 2011
/s/ James Welch James Welch	Director	February 22, 2011

SCHEDULE II — Valuation and Qualifying Accounts
Allowance for Doubtful Accounts, Warranties and Extraordinary Rework, and Deferred Tax Asset Valuation
(Deducted from assets to which they apply)

Allowance for Doubtful Accounts	2010	2009	2008

Balance, January 1	$0.1	$0.1	$1.3
Charges to costs and expenses	—	—	0.1
Write-offs, net of recoveries	(0.1)	—	(1.1)
Exchange rate	—	—	(0.2)

Balance, December 31	$—	$0.1	$0.1

Warranties and Extraordinary Rework	2010	2009	2008

Balance, January 1	$13.1	$6.5	$9.9
Charges to costs and expenses	7.0	7.0	0.4
Write-offs, net of recoveries	(1.3)	(0.7)	(2.9)
Exchange rate	(0.1)	0.3	(0.9)

Balance, December 31	$18.7	$13.1	$6.5

Deferred Tax Asset Valuation Allowance	2010	2009	2008

Balance, January 1	$—	$—	$—
Income Tax credits	5.3	—	—
Decreases	—	—	—
Balance, December 31	$5.3	$—	$—

II-1