Form 10-Q
period 2011-03-31
Spirit AeroSystems Holdings, Inc.
filed 2011-05-06
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 2, 2011, the registrant had outstanding 117,589,410 shares of class A common stock, $0.01 par value per share, and 25,045,286 shares of class B common stock, $0.01 par value per share.

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	46

PART II — OTHER INFORMATION
Item 1. Legal Proceedings	46
Item 1A. Risk Factors	46
Item 6. Exhibits	48
Signatures	49
CONSULTING AGREEMENT
AMENDMENT TO THE SPIRIT AEROSYSTEMS HOLDINGS, INC. AMENDED AND RESTATED DEFERRED COMPENSATION PLAN
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2011	April 1, 2010
	($ in millions, except per share data)
Net revenues	$1,049.6	$1,043.3
Operating costs and expenses
Cost of sales	928.0	901.1
Selling, general and administrative	39.0	39.3
Research and development	13.0	9.9

Total operating costs and expenses	980.0	950.3
Operating income	69.6	93.0
Interest expense and financing fee amortization	(20.9)	(14.0)
Interest income	0.1	0.1
Other income (expense), net	1.5	(5.5)

Income before income taxes and equity in net loss of affiliates	50.3	73.6
Income tax provision	(15.3)	(17.8)

Income before equity in net loss of affiliates	35.0	55.8
Equity in net loss of affiliates	(0.4)	(0.3)

Net income	$34.6	$55.5

Earnings per share
Basic	$0.25	$0.40
Diluted	$0.24	$0.40
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2011	2010
	($ in millions)
Current assets
Cash and cash equivalents	$310.9	$481.6
Accounts receivable, net	285.4	200.2
Inventory, net	2,652.5	2,507.9
Deferred tax asset-current	57.5	47.6
Other current assets	27.2	57.4

Total current assets	3,333.5	3,294.7
Property, plant and equipment, net	1,479.8	1,470.0
Pension assets	178.2	172.4
Deferred tax asset non-current, net	35.5	55.0
Other assets	106.1	109.9

Total assets	$5,133.1	$5,102.0

Current liabilities
Accounts payable	$481.5	$443.5
Accrued expenses	199.0	190.7
Profit sharing/deferred compensation	14.0	29.6
Current portion of long-term debt	9.7	9.5
Advance payments, short-term	115.9	169.4
Deferred revenue, short-term	297.0	302.6
Deferred grant income liability — current	5.6	5.1
Other current liabilities	11.5	14.4

Total current liabilities	1,134.2	1,164.8
Long-term debt	1,186.2	1,187.3
Advance payments, long-term	671.6	655.2
Pension/OPEB obligation	74.5	72.5
Deferred grant income liability — non-current	127.8	128.4
Deferred revenue and other deferred credits	28.5	29.0
Other liabilities	53.4	53.9
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 107,589,410 and 107,201,314 shares issued, respectively	1.1	1.1
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 34,737,911 and 34,897,388 shares issued, respectively	0.4	0.3
Additional paid-in capital	986.0	983.6
Accumulated other comprehensive loss	(66.4)	(75.3)
Retained earnings	935.3	900.7

Total shareholders’ equity	1,856.4	1,810.4
Noncontrolling interest	0.5	0.5

Total equity	1,856.9	1,810.9

Total liabilities and equity	$5,133.1	$5,102.0

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31, 2011	April 1, 2010
	($ in millions)
Operating activities
Net income	$34.6	$55.5
Adjustments to reconcile net income to net cash (used in) operating activities
Depreciation expense	32.0	27.3
Amortization expense	1.2	1.2
Amortization of deferred financing fees	2.3	1.9
Employee stock compensation expense	2.2	2.3
Excess tax benefit of share-based payment arrangements	(0.3)	—
(Gain) from the ineffectiveness of hedge contracts	(0.1)	—
(Gain) loss from foreign currency transactions	(0.9)	8.1
Deferred taxes	6.3	6.0
Long-term tax benefit	0.7	(17.6)
Pension and other post retirement benefits, net	(1.5)	(2.3)
Grant income	(1.3)	(0.5)
Equity in net loss of affiliates	0.4	0.3
Changes in assets and liabilities
Accounts receivable	(81.5)	(78.9)
Inventory, net	(140.4)	(88.1)
Accounts payable and accrued liabilities	46.2	(16.5)
Profit sharing/deferred compensation	(15.7)	4.7
Advance payments	(37.0)	(38.6)
Income taxes receivable/payable	32.1	51.7
Deferred revenue and other deferred credits	(5.9)	(24.2)
Other	(1.5)	(2.5)

Net cash (used in) operating activities	(128.1)	(110.2)

Investing Activities
Purchase of property, plant and equipment	(41.5)	(69.2)
Proceeds from sale of assets	0.3	—
Other	—	(0.8)

Net cash (used in) investing activities	(41.2)	(70.0)

Financing Activities
Principal payments of debt	(2.2)	(2.0)
Excess tax benefit of share-based payment arrangements	0.3	—

Net cash (used in) financing activities	(1.9)	(2.0)

Effect of exchange rate changes on cash and cash equivalents	0.5	(0.2)

Net (decrease) in cash and cash equivalents for the period	(170.7)	(182.4)
Cash and cash equivalents, beginning of period	481.6	369.0

Cash and cash equivalents, end of period	$310.9	$186.6

Supplemental information
Property acquired through capital leases	$—	$4.0
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
1. Organization and Basis of Interim Presentation
     Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). Onex Corporation (“Onex”) of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, a division of the European Aeronautic Defense and Space NV (“Airbus”) and Boeing. Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit’s incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines, and Continental Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; and Subang, Malaysia. The Company also recently constructed an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France, which is expected to begin operations during 2011.
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
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2011 presentation. In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2011.
2. New Accounting Pronouncements
     As of March 31, 2011 there have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our 2010 Form 10-K.
     In April 2010, the FASB issued Accounting Standards Update 2010-17, Revenue Recognition - Milestone Method (Topic 605) (“FASB ASU 2010-17”), which provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 and thus was effective for the Company’s fiscal quarter ended March 31, 2011. Adoption of the provisions of FASB ASU 2010-17 did not have a material impact on the Company’s consolidated financial statements.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
3. Accounts Receivable
Accounts receivable, net consists of the following:

	March 31,	December 31,
	2011	2010
Trade receivables	$272.7	$191.5
Other	12.7	8.7
Less: allowance for doubtful accounts	—	—

Accounts receivable, net	$285.4	$200.2

     The Company recognized $15.5 and $11.3 as unbilled accounts receivable related to its trade accounts at March 31, 2011 and December 31, 2010, respectively.
4. Inventory
Inventories are summarized as follows:

	March 31,	December 31,
	2011	2010
Raw materials	$216.6	$234.0
Work-in-process	1,876.6	1,748.5
Finished goods	41.4	40.9

Product inventory	2,134.6	2,023.4
Capitalized pre-production	517.9	484.5

Total inventory, net	$2,652.5	$2,507.9

     Inventories are summarized by platform as follows:

	March 31,	December 31,
	2011	2010
B737	$272.9	$261.1
B747	169.0	167.7
B767	25.5	19.6
B777	142.3	115.9
B787	1,158.8	1,115.1
Airbus — All platforms	180.5	134.4
Gulfstream	531.8	492.0
Rolls-Royce	79.5	73.1
Aftermarket	37.9	36.4
Other in-process inventory related to long-term contracts and other programs(1)	54.3	92.6

Total inventory, net	$2,652.5	$2,507.9

(1)	Includes non-program specific inventoriable cost accruals and miscellaneous other work-in-process.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Non-recurring production costs include design and engineering costs and test articles.
Non-recurring production costs included in inventory are summarized as follows:

	March 31,	December 31,
	2011	2010
B737	$10.9	$7.4
B747(1)	21.1	24.6
B767	0.4	—
B777	0.4	0.4
Airbus — All platforms	3.0	9.8
Rolls-Royce	59.0	57.3
Sikorsky(2)	9.9	27.3
Other	2.6	3.4

Total non-recurring inventory, net	$107.3	$130.2

(1)	B747 inventory non-recurring production costs related to the B747-8 program

(2)	Net of $28.2 forward-loss recorded in the first quarter of 2011
     Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically recovered over a certain number of ship set deliveries and the Company believes these amounts will be fully recovered.
     The following is a roll forward of the capitalized pre-production included in the inventory balance at March 31, 2011:

Balance, December 31, 2010	$484.5
Charges to costs and expenses	(3.8)
Capitalized costs	37.2

Balance, March 31, 2011	$517.9

     Capitalized pre-production costs included in inventory are summarized as follows:

	March 31,	December 31,
	2011	2010
B787	$219.4	$221.8
Gulfstream	269.2	262.7
A350	29.3	—

Total capitalized pre-production	$517.9	$484.5

     Work-in-process inventory includes deferred production costs for the excess of production costs over the estimated average cost per ship set, and credit balances for favorable variances on contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks. Recovery of excess over average deferred production costs is dependent on the number of ship sets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts will be fully recovered.
     Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     The following is a roll forward of the deferred production included in the inventory balances at March 31, 2011:

Balance, December 31, 2010	$760.0
Charges to costs and expenses	(27.3)
Capitalized costs (1)	83.0
Exchange rate	0.2

Balance, March 31, 2011	$815.9

(1)	Approximately $46.2 of deferred production is related to deliveries of six B787 ship sets for the three months ended March 31, 2011.

Deferred production costs and credit balances included in inventory are summarized as follows:

	March 31,	December 31,
	2011	2010
B787	$685.5	$639.3
Other	147.4	145.1
Credit balances	(17.0)	(24.4)

Total deferred production	$815.9	$760.0

5. Property, Plant and Equipment
Property, plant and equipment, net consists of the following:

	March 31,	December 31,
	2011	2010
Land	$17.5	$17.1
Buildings (including improvements)	423.2	419.7
Machinery and equipment	765.5	752.9
Tooling	566.9	542.0
Capitalized software	106.9	103.9
Construction-in-progress	173.4	174.3

Total	2,053.4	2,009.9
Less: accumulated depreciation	(573.6)	(539.9)

Property, plant and equipment, net	$1,479.8	$1,470.0

     Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $1.7 and $2.6 for the three months ended March 31, 2011 and April 1, 2010, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized $24.2 and $20.6 of repair and maintenance expense for the three months ended March 31, 2011 and April 1, 2010, respectively.
     We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal-use software. Depreciation expense related to capitalized software was $4.7 and $3.8 for the three months ended March 31, 2011 and April 1, 2010, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
6. Other Assets
Other assets are summarized as follows:

	March 31,	December 31,
	2011	2010
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	27.8	26.8

Total intangible assets	39.5	38.5
Less: Accumulated amortization-patents	(1.0)	(0.9)
Accumulated amortization-favorable leasehold interest	(3.7)	(3.6)
Accumulated amortization-customer relationships	(17.4)	(15.9)

Intangible assets, net	17.4	18.1

Deferred financing costs	64.4	64.4
Less: Accumulated amortization-deferred financing costs	(31.7)	(29.4)

Deferred financing costs, net	32.7	35.0

Fair value of derivative instruments	0.6	1.2
Goodwill — Europe	3.0	2.9
Equity in net assets of affiliates	4.0	4.3
Customer supply agreement (1)	41.1	39.6
Other	7.3	8.8

Total	$106.1	$109.9

(1)	Under an agreement with Airbus, certain payments accounted for as consideration given by a vendor to a customer will be amortized as a reduction to net revenues beginning in the second half of 2011.
     In 2010, the Company incurred $6.3 of additional deferred financing costs in connection with the issuance and registration of $300.0 of its 6 3/4% Senior Notes due December 15, 2020 and registration of $300.0 of its 7 1/2% Senior Notes due October 1, 2017.
     The Company recognized $1.0 of amortization expense of intangibles for each of the three month periods ended March 31, 2011 and April 1, 2010.
     The following is a roll forward of the carrying amount of goodwill at March 31, 2011:

Balance, December 31, 2010	$2.9
Exchange rate	0.1

Balance, March 31, 2011	$3.0

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
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
     Deferred revenue/credits. Deferred revenue/credits generally consists of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables. These payments are classified as deferred revenue/credits when received and recognized as revenue as the production units are delivered. In the fourth quarter of 2010, as part of a memorandum of agreement with Boeing related to the B787 contract, a payment was recorded as current deferred revenue/credits as it is potentially refundable if we do not finalize a contract amendment by a certain date in the second quarter of 2011.
     Advance payments and deferred revenue/credits are summarized by platform as follows:

	March 31,	December 31,
	2011	2010
B737	$25.6	$32.5
B747	0.3	0.7
B787	986.7	1,023.3
Airbus — All platforms	56.5	54.9
Gulfstream	37.1	37.5
Other	6.8	7.3

Total advance payments and deferred revenue/credits	$1,113.0	$1,156.2

8. Government Grants
     As part of our site construction projects in Kinston, North Carolina and Subang, Malaysia, we have the benefit of grants related to government funding of a portion of these buildings and other specific capital assets. Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income is being amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of March 31, 2011, the value recorded within property, plant and equipment related to the use of grant funds in North Carolina and Malaysia was $139.7, prior to amortization, including foreign exchange rate changes. For the three months ended April 1, 2010, $3.6 recorded in property, plant and equipment represents transactions where funds have been paid directly to contractors by an agency of the Malaysian Government in the case of Malaysia, and by the escrow agent in North Carolina, so they are not reflected on our Condensed Consolidated Statements of Cash Flows. There were no such payments for the three months ended March 31, 2011.
     Deferred grant income liability, net consists of the following:

March 31, 2011
Beginning balance	$133.5
Grant income recognized	(1.3)
Exchange rate	1.2

Total deferred grant income liability	$133.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     The asset related to the deferred grant income, net consists of the following:

March 31, 2011
Beginning balance	$133.4
Depreciation offset to amortization of grant	(1.2)
Exchange rate	1.2

Total asset value related to deferred grant income	$133.4

9. Derivative and Hedging Activities
     The Company enters into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. The Company also enters into foreign currency hedge contracts to reduce the risks associated with the changes in foreign exchange rates on sales and cost of sales denominated in currencies other than the entities’ functional currency. Any gains or losses on the hedges are included in earnings when the underlying transaction that was hedged occurs. The Company does not use these contracts for speculative or trading purposes. On the inception date, the Company designates a derivative contract as either a fair value or cash flow hedge in accordance with FASB guidance on accounting for derivatives and hedges and links the contract to either a specific asset or liability on the balance sheet, or to forecasted commitments or transactions. The Company formally documents the hedging relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on a quarterly basis, whether the derivative item is effective in offsetting changes in fair value or cash flows.
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
     The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of March 31, 2011 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     The entire asset classes of the Company, including hedges, are pledged as collateral for both the term loan and the revolving credit facility under the Company’s senior secured credit facility (see Note 12, Debt).
Interest Rate Swaps
     We enter into floating-to-fixed interest rate swap agreements periodically. As of March 31, 2011, the interest rate swap agreements had notional amounts totaling $400.0.

				Effective	Fair Value,
Notional Amount	Expires	Variable Rate	Fixed Rate (1)	Fixed Rate(2)	March 31, 2011
$100	July 2011	LIBOR	4.27%	7.17%	$(1.9)
$300	July 2011	LIBOR	3.23%	6.13%	$(4.3)

				Total	$(6.2)

(1)	The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2)	The effective Term B fixed interest rate represents the fixed rate of the derivative instrument plus the 175 basis-point margin on the pro rata share of Term B-1 and 325 basis-point margin on the pro rata share of Term B-2 above the variable LIBOR borrowing rate we pay on the Term B loan.
     The purpose of entering into these swaps was to reduce the Company’s exposure to variable interest rates. The interest rate swaps settle on a quarterly basis when interest payments are made. These settlements occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of ($6.2) and ($9.3) at March 31, 2011 and December 31, 2010, respectively.
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
     We use foreign currency hedge contracts to reduce our exposure to currency exchange rate fluctuations, which include hedging contracts to hedge U.S. dollar revenue from certain customers. The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. The hedges are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. Gains and losses from these cash flow hedges are recorded to other comprehensive income until the underlying transaction for which the hedge was placed occurs and then the value in other comprehensive income is reclassified to earnings. The exception to the aforementioned treatment of realized gains/losses involves certain cash payments to Airbus. These payments to Airbus, payable in British pounds sterling were hedged, and this amount in Other Comprehensive Income was reclassified into Other Assets when the underlying transaction occurred and will be amortized over the first A350 contract block. The amount of unamortized loss reclassified out of Other Comprehensive Income into Other Assets for the three months ended March 31, 2011 was ($1.1) before tax, or ($0.7) after tax. The fair value of the forward contracts was a net liability of ($0.4) as of March 31, 2011.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Notional Amount

	March 31, 2011		December 31, 2010
		Foreign		Foreign
	USD	Currency	USD	Currency
Year	Buy/(Sell)(1)	Buy/(Sell)(1)	Buy/(Sell)(1)	Buy/(Sell)(1)
2011	$(17.5)	£10.8	$(44.1)	£27.3
2012	(9.0)	5.6	(8.9)	5.7
2013	—	(0.1)	—	(0.1)

	$(26.5)	£16.3	$(53.0)	£32.9

(1)	Includes foreign currency hedge contracts for 2011 through 2013 novated to Spirit Europe as a result of the acquisition of BAE Aerostructures on April 1, 2006, which had no underlying contractual transactions at the inception date of the contracts and, therefore, are classified as net debt securities which are not subject to hedge accounting. The mark-to-market values of these net debt securities are recorded through the Condensed Consolidated Statement of Operations on a monthly basis in accordance with FASB authoritative guidance on investments — debt and equity securities disclosures.
The following table summarizes the Company’s fair value of outstanding derivatives at March 31, 2011 and December 31, 2010:

	Fair Values of Derivative Instruments
	Other Asset Derivatives		Other Liability Derivatives
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments

Interest rate swaps
Current	$—	$—	$6.2	$9.3
Foreign currency hedge contracts
Current	0.3	0.1	0.5	1.3
Non-current	0.1	—	—	0.2

Total derivatives designated as hedging instruments	0.4	0.1	6.7	10.8

Derivatives not designated as hedging instruments
Foreign currency hedge contracts
Current	0.4	0.7	0.6	0.7
Non-current	0.5	1.2	0.6	1.4

Total derivatives not designated as hedging instruments	0.9	1.9	1.2	2.1

Total derivatives	$1.3	$2.0	$7.9	$12.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
The impact on other comprehensive income (“OCI”) and earnings from cash flow hedges for the three months ended March 31, 2011 and April 1, 2010 was as follows:

			Location of			Location of (Gain)
			(Gain) or Loss			or Loss Recognized
			Reclassified			in Income on
			from			Derivative
			Accumulated			(Ineffective Portion
Derivatives in			OCI into			and Amount
Cash Flow	Amount of Gain or (Loss) Recognized		Income	Amount of Loss Reclassified from		Excluded from	Amount of Loss Recognized in Income on
Hedging	in OCI, net of tax, on Derivative		(Effective	Accumulated OCI into Income		Effectiveness	Derivative (Ineffective Portion and Amount
Relationships	(Effective Portion)		Portion)	(Effective Portion)		Testing)	Excluded from Effectiveness Testing)
	For the Three Months Ended			For the Three Months Ended			For the Three Months Ended
	March 31,			March 31,			March 31,
	2011	April 1, 2010		2011	April 1, 2010		2011	April 1, 2010
Interest rate swaps	$(0.1)	$(1.7)	Interest expense	$3.2	$4.3	Other (income)/expense	$—	$—
Foreign currency hedge contracts	0.6	(1.9)	Sales/Revenue	0.1	0.3	Other (income)/expense	—	—

Total	$0.5	$(3.6)		$3.3	$4.6		$—	$—

     The impact on earnings from foreign currency hedge contracts that do not qualify as cash flow hedges was not material for the three months ended March 31, 2011 and April 1, 2010.
     Gains and losses accumulated in OCI for interest rate swaps are reclassified into earnings as each interest rate period is reset. During the next twelve months, the Company estimates that a loss of ($3.9) will be reclassified from OCI, net of tax, as a charge to earnings from interest rate swaps. Interest rate swaps are placed for a period of time not to exceed the maturity of the Company’s senior secured term loan. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.
     Gains and losses accumulated in OCI for foreign currency hedge contracts are reclassified into earnings as the underlying transactions for which the contracts were entered into are realized. During the next twelve months, the Company estimates that a loss of ($0.2) will be reclassified from OCI, net of tax. None of the gains or losses reclassified to earnings are attributable to the discontinuance of cash flow hedges.
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

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Observable inputs, such as current and forward interest rates and foreign exchange rates, are used in determining the fair value of our interest rate swaps and foreign currency hedge contracts.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets and liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

	Fair Value Measurements
	March 31, 2011			At March 31, 2011 using
				Quoted Prices in	Significant
				Active Markets	Other
	Total Carrying	Assets	Liabilities	for Identical	Observable	Significant
	Amount in	Measured at	Measured at Fair	Assets	Inputs	Unobservable Inputs
Description	Balance Sheet	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)
Money Market Fund	$212.2	$212.2	$—	$212.2	$—	$—
Government and Corporate Debt Securities	$3.5	$3.5	$—	$3.5	$—	$—
Interest Rate Swaps	$(6.2)	$—	$(6.2)	$—	$(6.2)	$—
Foreign Currency Hedge Contracts	$(0.4)	$1.3	$(1.7)	$—	$(0.4)	$—

	Fair Value Measurements
	December 31, 2010			At December 31, 2010 using
				Quoted Prices in	Significant
				Active Markets	Other
	Total Carrying	Assets	Liabilities	for Identical	Observable	Significant
	Amount in	Measured at	Measured at Fair	Assets	Inputs	Unobservable Inputs
Description	Balance Sheet	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)
Money Market Fund	$372.1	$372.1	$—	$372.1	$—	$—
Government and Corporate Debt Securities	$3.5	$3.5	$—	$3.5	$—	$—
Interest Rate Swaps	$(9.3)	$—	$(9.3)	$—	$(9.3)	$—
Foreign Currency Hedge Contracts	$(1.6)	$2.0	$(3.6)	$—	$(1.6)	$—
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     The Company’s long-term debt consists of senior secured term loan and senior unsecured notes. The estimated fair value of our debt obligations is based on the quoted market prices for such obligations. The following table presents the carrying amount and estimated fair value of long-term debt in accordance with FASB authoritative guidance on fair value measurements related to disclosures of financial instruments:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior secured term loan (including current portion)	$564.7	$566.4	$566.2	$568.3
Senior unsecured notes due 2017	294.4	324.4	294.2	315.0
Senior unsecured notes due 2020	300.0	309.0	300.0	300.4
Malaysian loan	18.4	18.1	18.2	17.9

Total	$1,177.5	$1,217.9	$1,178.6	$1,201.6

11. Investments
     The amortized cost and approximate fair value of held-to-maturity securities are as follows:

	March 31, 2011		December 31, 2010
	Current	Noncurrent	Current	Noncurrent
Government and Corporate Debt Securities
Amortized cost	$1.0	$2.5	$0.9	$2.6
Unrealized gains	—	—	—	—
Unrealized losses	—	—	—	—

Fair value	$1.0	$2.5	$0.9	$2.6

     Maturities of held-to-maturity securities at March 31, 2011 are as follows:

	Amortized	Approximate
	Cost	Fair Value
Within One Year	$1.0	$1.0
One to Five Years	2.1	2.2
Five to Ten Years	—	—
After Ten Years	0.4	0.3

	$3.5	$3.5

     At March 31, 2011 and December 31, 2010, the fair value of certain investments in debt and marketable securities are less than their historical cost. Total fair value of these investments at March 31, 2011 and December 31, 2010, was $0.8 and $1.2, respectively, which is approximately 21.4% and 34.0% of the Company’s held-to-maturity investment portfolio. These declines primarily resulted from decreases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.
     Based on evaluation of available evidence, including changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.
     Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the permanent impairment is identified.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
12. Debt
     Total debt shown on the balance sheet is comprised of the following:

	March 31,	December 31,
	2011	2010
Senior secured term loan (short and long-term)	$564.7	$566.1
Senior notes (due 2017 and 2020)	594.4	594.2
Malaysian term loan	18.4	18.2
Present value of capital lease obligations	17.7	17.2
Other	0.7	1.1

Total	$1,195.9	$1,196.8

Senior Secured Term Loan
     We are a party to a credit agreement that consists of a senior secured term loan and a senior secured revolving line of credit. On October 15, 2010, we entered into Amendment No. 3 to the credit agreement. As a result of the amendment, among other things, the revolving credit commitment was increased from $408.8 to $650.0 and the maturity date of the revolving credit commitment was extended to September 30, 2014. The credit agreement amendment also extended the maturity date for $437.4 of the outstanding term loan to September 30, 2016. The maturity date for the $130.2 balance of the outstanding term loan remained at September 30, 2013. Substantially all of Spirit’s assets, including inventory and property, plant and equipment are pledged as collateral for both the term loan and the revolving credit facility. As of March 31, 2011 and December 31, 2010, the outstanding balance of the term loan was $564.7 and $566.1, respectively. Amounts outstanding under the revolving credit facility were zero at March 31, 2011 and December 31, 2010. As of March 31, 2011, there were $20.4 of letters of credit outstanding under the revolving credit agreement.
     Revolving credit borrowings bear interest at a rate equal to, at Spirit’s option, (a) a base rate determined by reference to the highest of (1) the prime rate of our administrative agent (currently Bank of America, N.A.), (2) the federal funds rate plus 1/2 of 1.0% and (3) LIBOR for an interest period of one month commencing on such date plus 1.0%, in each case plus an applicable margin, or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, plus an applicable margin. As of the issue date, the applicable margin with respect to base rate borrowings under this portion of the revolving credit facility is 2.50% and the applicable margin with respect to LIBOR rate borrowings under this portion of the revolving credit facility is 3.50%. The applicable margin for borrowings under this portion of the revolving credit facility are subject to adjustment based on our Consolidated Total Leverage, and may range from 2.00% to 3.00% with respect to base rate borrowings and from 3.00% to 4.00% with respect to LIBOR rate borrowings. At March 31, 2011, the Company’s total leverage ratio was 2.47:1.0 resulting in applicable margins of 3.5% per annum on LIBOR borrowings on Extending Revolving Loans and margins of 2.5% per annum on alternative base rate borrowings on Extending Revolving Loans.
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
     The credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. The credit agreement also contains Covenant Leverage Ratio, Interest Coverage Ratio and Total Leverage Ratio financial covenants. The Covenant Leverage Ratio covenant (as defined in the credit agreement) provides that the Covenant Leverage Ratio shall not exceed 2.5:1 through the final maturity date of the credit agreement. The Interest Coverage Ratio covenant (as defined in the credit agreement) provides that the Interest Coverage Ratio shall not be less than 4:1 through the final maturity date of the credit agreement. The Total Leverage Ratio covenant (as defined in the credit agreement) provides that the Total Leverage Ratio shall not exceed 3.5:1.0 through the final maturity date of the credit agreement. The Financial Covenant ratios are calculated as of the last day of each fiscal

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
quarter. Failure to meet these financial covenants would be an event of default under the credit agreement. As of March 31, 2011, we were and expect to remain in full compliance with all covenants contained within our credit agreement.
Senior Notes
     On November 18, 2010, we issued $300.0 aggregate of 6 3/4% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The Company used the proceeds to repay borrowings under its existing senior secured revolving credit facility without any reduction of the lenders’ commitment thereunder, for general corporate purposes and to pay fees and expenses incurred in connection with the offering. The carrying value of the 2020 Notes was $300.0 as of March 31, 2011.
     On September 30, 2009, we issued $300.0 of 7 1/2% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable, in cash in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $294.4 as of March 31, 2011.
     As of March 31, 2011, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes.
Malaysian Term Loan
     On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement (“Facility Agreement”) for a term loan facility for Ringgit Malaysia RM69.2 (approximately USD $20.0 equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The facility requires quarterly principal repayments of RM3.3 (USD $1.0) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.5% per annum. The Malaysia Facility loan balance as of March 31, 2011 was $18.4.
France Factory
     On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL (“Spirit France”) entered into a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of an aerospace-related component assembly plant in Saint-Nazaire, France (the “Saint-Nazaire Project”). The Saint-Nazaire Project was completed in the fourth quarter of 2010 and is expected to be operational during 2011. Lease payments are variable, subject to the three month Euribor rate plus 2.2%. Lease payments are due quarterly through April 2025. As of March 31, 2011, the Saint-Nazaire capital lease balance was $13.0.
13. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	Three Months	Three Months
	Ended	Ended
Components of Net Periodic Pension Income	March 31, 2011	April 1, 2010
Service cost	$1.4	$1.6
Interest cost	11.2	10.4
Expected return on plan assets	(16.6)	(15.9)
Amortization of net (gain)/loss	0.4	(0.1)

Net periodic pension income	$(3.6)	$(4.0)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)

	Other Benefits
	Three Months	Three Months
	Ended	Ended
Components of Other Benefit Expense	March 31, 2011	April 1, 2010
Service cost	$0.8	$0.7
Interest cost	1.0	0.9
Amortization of net (gain)/loss	0.3	0.2

Net periodic other benefit expense	$2.1	$1.8

Employer Contributions
     We expect to contribute zero dollars to the U.S. qualified pension plan and less than $0.4 to both the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2011. Our projected contributions to the U.K. pension plan for 2011 are $8.0, of which $2.0 was contributed by the end of the first quarter of 2011. We anticipate contributing the additional $6.0 to the U.K. pension plan during the remainder of 2011. The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.
14. Stock Compensation
     Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.
     For the three months ended March 31, 2011, Holdings recognized a net total of $2.2 of stock compensation expense, which is net of $0.3 resulting from stock forfeitures, as compared to $2.3 of stock compensation expense, net of forfeitures, for the three months ended April 1, 2010. Of the total $2.2 of net stock compensation expense recorded as of March 31, 2011, less than $0.1 was charged directly to cost of sales, $2.1 was recorded as selling, general and administrative expense, while the remainder was capitalized in inventory and is recognized through cost of sales in accordance with FASB authoritative guidance. Of the $2.3 of stock compensation expense recorded for the three months ended April 1, 2010, $2.2 was recorded as selling, general and administrative expense while the remaining $0.1 was capitalized in inventory.
     In February 2011, 185,153 shares of Class A common stock with grant date fair value of $4.7 were granted under the Company’s Short-Term Incentive Plan and such shares will vest on the one-year anniversary of the grant date. Additionally, 27,699 shares of Class B common stock with a grant date fair value of $0.8 granted under the Company’s Long-Term Incentive Plan vested.
     During the first quarter of 2011, certain participants in the Company’s Executive Incentive Plan, as a result of meeting the five-year anniversary of their grant dates, acquired an incremental 20% interest in the shares granted to them under the plan, such that their total cumulative interest in the shares granted to them would be 100%. The total number of additional shares in which an interest was acquired in the first quarter of 2011 was 71,306. The participants have a nonforfeitable interest in those shares; however, as per the plan document, the shares remain restricted until the earlier of a liquidity event or June 16, 2015. Participants do not have the unrestricted rights of stockholders as long as the shares remain restricted. See Note 22 — Subsequent Events for discussion on recent stock offering activity.
15. Income Taxes
     The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax assets as of March 31, 2011 and December 31, 2010 were $85.4 and $94.5, respectively.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     In general, the Company records income tax expense each quarter based on its best estimate as to the full year’s effective tax rate. Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises. Events or items that give rise to discrete recognition include finalizing amounts in income tax returns filed, finalizing audit examinations for open tax years, and an expiring statute of limitations.
     The 30.4% effective tax rate for the three months ended March 31, 2011 differs from the 24.2% effective tax rate for the same period in 2010 primarily due to favorably settling the 2005 and 2006 U.S. Federal examinations last year, partially offset by the U.S. Research Tax Credit (“Research Credit”) reinstated on December 17, 2010.
     The Company’s 2008 and 2009 U.S. federal income tax returns are currently being examined by the Internal Revenue Service. While a change could result from the ongoing examination, the Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.
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
     The following table sets forth the computation of basic and diluted earnings per share:

	March 31, 2011			April 1, 2010
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common shareholders	$34.0	138.6	$0.25	$54.9	137.3	$0.40
Income allocated to participating securities	0.6	2.7		0.6	1.5

Net Income	$34.6			$55.5

Diluted potential common shares		0.8			1.6
Diluted EPS
Net Income	$34.6	142.1	$0.24	$55.5	140.4	$0.40
     The balance of outstanding common shares presented in the consolidated statement of shareholders’ equity was 142.3 million and 140.7 million at March 31, 2011 and April 1, 2010, respectively. Included in the outstanding common shares were 2.9 million and 3.0 million of issued but unvested shares at March 31, 2011 and April 1, 2010, respectively, which are excluded from the basic EPS calculation.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Comprehensive Income
     Components of comprehensive income, net of tax, consist of the following:

	For the Three Months Ended March 31, 2011
	Before Tax	Tax (Expense)	Net-of Tax
	Amount	or Benefit	Amount
Net income	$49.9	$(15.3)	$34.6
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps	(0.2)	0.1	(0.1)
Less: reclassification adjustment for (gain) loss realized in net income	3.2	(1.2)	2.0

Net unrealized gain (loss) on interest rate swaps	3.0	(1.1)	1.9
Unrealized gain (loss) on foreign currency hedge contracts	0.8	(0.2)	0.6
Less: reclassification adjustment for (gain) loss realized in net income	0.1	—	0.1
Less: reclassification adjustment for (gain) loss realized in other assets	1.1	(0.4)	0.7

Net unrealized gain (loss) on foreign currency hedge contracts	2.0	(0.6)	1.4
Pension, SERP, and Retiree Medical adjustments	0.1	—	0.1
Unrealized gain (loss) on intercompany loan	2.2	(0.6)	1.6
Foreign currency translation adjustments	4.0	—	4.0

Total Comprehensive Income	$61.2	$(17.6)	$43.6

	For the Three Months Ended April 1, 2010
	Before Tax	Tax (Expense)	Net-of Tax
	Amount	or Benefit	Amount
Net income	$73.3	$(17.8)	$55.5
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps	(2.7)	1.0	(1.7)
Less: reclassification adjustment for (gain) loss realized in net income	4.3	(1.6)	2.7

Net unrealized gain (loss) on interest rate swaps	1.6	(0.6)	1.0
Unrealized gain (loss) on foreign currency hedge contracts	(2.8)	0.9	(1.9)
Less: reclassification adjustment for (gain) loss realized in net income	0.3	(0.1)	0.2

Net unrealized gain (loss) on foreign currency hedge contracts	(2.5)	0.8	(1.7)
Pension, SERP, and Retiree Medical adjustments	(0.1)	—	(0.1)
Unrealized gain (loss) on intercompany loan	(4.0)	1.1	(2.9)
Foreign currency translation adjustments	(5.8)	—	(5.8)

Total Comprehensive Income	$62.5	$(16.5)	$46.0

Noncontrolling Interest
     Noncontrolling interest at March 31, 2011 remained unchanged from the prior year at $0.5.
17. Related Party Transactions
     On March 26, 2007, Hawker Beechcraft, Inc. (“Hawker”), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. The Company’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker. For the three months ended March 31, 2011 and April 1, 2010, sales to Hawker were $2.2 and $1.2, respectively. Receivables due from Hawker were $3.5 as of March 31, 2011.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     A former member of Holdings’ Board of Directors, who was also a member of the Board of Directors of Hawker, resigned from his position effective October 26, 2010, in order to accept an appointment as the Chief of Staff to the Prime Minister of Canada.
     A member of Holdings’ Board of Directors served as Chairman, President, and Chief Executive Officer of Aviall, Inc., the parent company of one of our customers, Aviall Services, Inc. and a wholly-owned subsidiary of Boeing until his retirement in February 2010. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc. that extends until September 18, 2011 and automatically renews on an annual basis unless terminated by either party. Net revenues under the distribution agreement were $0.9 for the three months ended April 1, 2010.
     The Company paid less than $0.1 to a subsidiary of Onex for services rendered for each of the three month periods ended March 31, 2011, and April 1, 2010. Management believes the amounts charged were reasonable in relation to the services provided.
     Boeing owned and operated significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, was providing those systems and support services to Spirit under a Transition Services Agreement. The services covered by the Transition Services Agreement have now been established by the Company, and the agreement terminated. Under the Transition Services Agreement, the Company incurred fees of less than $0.1 and $1.1 for the three months ended March 31, 2011 and April 1, 2010, respectively. The amounts owed to Boeing and recorded as accrued liabilities were less than $0.1 and $1.3 at March 31, 2011 and April 1, 2010, respectively.
     The spouse of one of the Company’s executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $0.2, and $0.3 to the firm for the three month periods ended March 31, 2011 and April 1, 2010, respectively.
     An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties. Such fees are not material to Spirit.
18. Commitments, Contingencies and Guarantees
Litigation
     From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at March 31, 2011 or December 31, 2010 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
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
     In December 2005, a lawsuit was filed against Spirit, Onex, and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The asset purchase agreement from the Boeing Acquisition requires Spirit to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita, which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. On June 30, 2010, the U.S. District Court granted defendants’ dispositive motions, finding that the case should not be allowed to proceed as a class action. The plaintiffs asked the District Court to reconsider its ruling and on March 28, 2011, the

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
District Court refused to do so. Some of the plaintiffs could possibly pursue individual claims or, could decide to appeal the District Court’s decision to the United States Court of Appeals for the Tenth Circuit, which could reverse the District Court’s June 30, 2010 ruling. The Company intends to continue to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
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
Guarantees
     Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of March 31, 2011 and December 31, 2010, outstanding letters of credit were $20.4 and $18.9, respectively, and outstanding guarantees were $28.3 and $23.1, respectively.
Indemnification
     The Company has entered into customary indemnification agreements with each of its directors, and some of its executive employment agreements include indemnification provisions. Under those agreements, the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as the Company’s agent or the agent of any of its subsidiaries to the fullest extent legally permitted.
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
     The following is a roll forward of the service warranty balance at March 31, 2011:

Balance, December 31, 2010	$18.7
Charges to costs and expenses	1.8
Exchange rate	0.1

Balance, March 31, 2011	$20.6

19. Other Income (Expense), Net
     Other income (expense), net, is summarized as follows:

	For the Three
	Months Ended
	March 31,	April 1,
	2011	2010
KDFA bond	$1.1	$1.0
Rental and miscellaneous income	—	0.2
Foreign currency gains (losses)	0.4	(6.7)

Total	$1.5	$(5.5)

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
20. Segment Information
     The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 95% of the Company’s net revenues for the three months ended March 31, 2011 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses, unallocated research and development and unallocated cost of sales. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins. Unallocated research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment. All of these unallocated items are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.
     The Company’s Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer), as well as related spares and maintenance, repairs and overhaul (MRO). The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas, and Kinston, North Carolina.
     The Company’s Propulsion Systems segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers) and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services. The Propulsion Systems segment manufactures products at our facilities in Wichita, Kansas.
     The Company’s Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces) as well as other miscellaneous structural parts primarily to aircraft OEMs, as well as related spares and MRO services. These activities take place at the Company’s facilities in Tulsa and McAlester, Oklahoma, Kinston, North Carolina, Prestwick, Scotland and Subang, Malaysia.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
The following table shows segment information:

	Three Months Ended	Three Months Ended
	March 31,	April 1,
	2011	2010
Segment Revenues
Fuselage Systems	$528.0	$516.2
Propulsion Systems	273.0	274.4
Wing Systems	244.9	248.9
All Other	3.7	3.8

	$1,049.6	$1,043.3

Segment Operating Income
Fuselage Systems(1)	$47.0	$75.9
Propulsion Systems	40.8	33.6
Wing Systems	17.4	18.9
All Other	—	0.3

Business Segment Operating Income	105.2	128.7
Unallocated corporate SG&A	(35.1)	(35.0)
Unallocated research and development	(0.5)	(0.7)

Total operating income	$69.6	$93.0

(1)	Net of $28.2 forward-loss recorded in the first quarter of 2011 for the Sikorsky CH-53K program

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
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
     In connection with the initial sale of the 2017 Notes and the 2020 Notes, the Company entered into Registration Rights Agreements with the initial purchasers of the 2017 Notes and the 2020 Notes, respectively, party thereto, pursuant to which the Company, Spirit and the Subsidiary Guarantors (as defined below) agreed to file (x) a registration statement with respect to an offer to exchange original 2017 Notes for a new issue of substantially identical notes registered under the Securities Act (the “2017 Notes Exchange Offer”) and (y) a registration statement with respect to an offer to exchange the original 2020 Notes for a new issue of substantially identical notes registered under the Securities Act (the “2020 Notes Exchange Offer”). The 2017 Notes Exchange Offer was consummated on May 26, 2010. The 2020 Notes Exchange Offer was consummated on January 31, 2011. The 2017 Notes and 2020 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and its wholly-owned domestic subsidiaries (the “Subsidiary Guarantors”).
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2011

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Net Revenues	$943.3	$0.5	$127.6	$(21.8)	$1,049.6
Operating costs and expenses
Cost of sales	830.0	(0.1)	119.9	(21.8)	928.0
Selling, general and administrative	33.3	0.4	5.3	—	39.0
Research and development	13.0	—	—	—	13.0

Total operating costs and expenses	876.3	0.3	125.2	(21.8)	980.0
Operating income	67.0	0.2	2.4	—	69.6
Interest expense and financing fee amortization	(20.6)	—	(1.4)	1.1	(20.9)
Interest income	1.2	—	—	(1.1)	0.1
Other income, net	1.0	—	0.5	—	1.5

Income (loss) before income taxes and equity in net loss of affiliates	48.6	0.2	1.5	—	50.3
Income tax benefit (provision)	(16.0)	(0.1)	0.8	—	(15.3)

Income (loss) before equity in net loss of affiliates	32.6	0.1	2.3	—	35.0
Equity in net loss of affiliates	—	—	(0.4)	—	(0.4)

Net income	$32.6	$0.1	$1.9	$—	$34.6

Condensed Consolidating Statements of Operations
For the Three Months Ended April 1, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Net Revenues	$938.7	$0.2	$118.7	$(14.3)	$1,043.3
Operating costs and expenses
Cost of sales	806.5	0.2	108.7	(14.3)	901.1
Selling, general and administrative	35.0	0.5	3.8	—	39.3
Research and development	9.9	—	—	—	9.9

Total operating costs and expenses	851.4	0.7	112.5	(14.3)	950.3
Operating income (loss)	87.3	(0.5)	6.2	—	93.0
Interest expense and financing fee amortization	(13.8)	—	(1.0)	0.8	(14.0)
Interest income	0.9	—	—	(0.8)	0.1
Other income (expense), net	1.0	—	(6.5)	—	(5.5)

Income (loss) before income taxes and equity in net loss of affiliates	75.4	(0.5)	(1.3)	—	73.6
Income tax benefit (provision)	(18.8)	0.2	0.8	—	(17.8)

Income (loss) before equity in net loss of affiliates	56.6	(0.3)	(0.5)	—	55.8
Equity in net loss of affiliates	—	—	(0.3)	—	(0.3)

Net income (loss)	$56.6	$(0.3)	$(0.8)	$—	$55.5

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Balance Sheet
March 31, 2011

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Current assets
Cash and cash equivalents	$272.9	$—	$38.0	$—	$310.9
Accounts receivable, net	295.8	3.3	122.9	(136.6)	285.4
Inventory, net	2,464.4	58.5	129.6	—	2,652.5
Deferred tax asset-current	57.5	—	—	—	57.5
Other current assets	25.0	—	2.2	—	27.2

Total current assets	3,115.6	61.8	292.7	(136.6)	3,333.5
Property, plant and equipment, net	1,012.6	311.2	156.0	—	1,479.8
Pension assets	174.3	—	3.9	—	178.2
Investment in subsidiary	279.9	—	—	(279.9)	—
Deferred tax asset- non-current, net	35.5	—	—	—	35.5
Other assets	283.7	80.0	33.8	(291.4)	106.1

Total assets	$4,901.6	$453.0	$486.4	$(707.9)	$5,133.1

Current liabilities
Accounts payable	$426.3	$63.4	$128.4	$(136.6)	$481.5
Accrued expenses	186.5	0.4	12.1	—	199.0
Profit sharing/deferred compensation	13.1	—	0.9	—	14.0
Current portion of long-term debt	7.2	—	2.5	—	9.7
Advance payments, short-term	115.9	—	—	—	115.9
Deferred revenue, short-term	289.8	—	7.2	—	297.0
Deferred grant income liability — current	—	4.3	1.3	—	5.6
Other current liabilities	6.2	—	5.3	—	11.5

Total current liabilities	1,045.0	68.1	157.7	(136.6)	1,134.2
Long-term debt	1,155.5	80.0	162.1	(211.4)	1,186.2
Advance payments, long-term	671.6	—	—	—	671.6
Pension/OPEB obligation	74.5	—	—	—	74.5
Deferred grant income liability — non-current	—	92.8	35.0	—	127.8
Deferred revenue and other deferred credits	25.8	—	2.7	—	28.5
Other liabilities	117.9	—	15.5	(80.0)	53.4
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 107,589,410 shares issued	1.1	—	—	—	1.1
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 34,737,911 shares issued	0.4	—	—	—	0.4
Additional paid-in capital	986.0	210.7	69.2	(279.9)	986.0
Accumulated other comprehensive loss	(59.4)	—	(7.0)	—	(66.4)
Retained earnings	883.2	1.4	50.7	—	935.3

Total shareholders’ equity	1,811.3	212.1	112.9	(279.9)	1,856.4
Noncontrolling interest	—	—	0.5	—	0.5

Total equity	1,811.3	212.1	113.4	(279.9)	1,856.9

Total liabilities and shareholders’ equity	$4,901.6	$453.0	$486.4	$(707.9)	$5,133.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Balance Sheet
December 31, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Current assets
Cash and cash equivalents	$416.1	$—	$65.5	$—	$481.6
Accounts receivable, net	180.6	6.6	96.4	(83.4)	200.2
Inventory, net	2,368.0	15.9	124.0	—	2,507.9
Deferred tax asset-current	46.7	—	0.9	—	47.6
Other current assets	55.0	—	2.4	—	57.4

Total current assets	3,066.4	22.5	289.2	(83.4)	3,294.7
Property, plant and equipment, net	1,018.0	302.0	150.0	—	1,470.0
Pension assets	169.5	—	2.9	—	172.4
Investment in subsidiary	279.9	—	—	(279.9)	—
Deferred tax asset- non-current, net	55.0	—	—	—	55.0
Other assets	285.4	80.0	34.7	(290.2)	109.9

Total assets	$4,874.2	$404.5	$476.8	$(653.5)	$5,102.0

Current liabilities
Accounts payable	$394.1	$14.4	$118.4	$(83.4)	$443.5
Accrued expenses	169.9	—	20.8	—	190.7
Profit sharing/deferred compensation	27.3	—	2.3	—	29.6
Current portion of long-term debt	7.2	—	2.3	—	9.5
Advance payments, short-term	169.4	—	—	—	169.4
Deferred revenue, short-term	295.6	—	7.0	—	302.6
Deferred grant income liability — current	—	3.9	1.2	—	5.1
Other current liabilities	9.7	—	4.7	—	14.4

Total current liabilities	1,073.2	18.3	156.7	(83.4)	1,164.8
Long-term debt	1,157.3	80.0	160.2	(210.2)	1,187.3
Advance payments, long-term	655.2	—	—	—	655.2
Pension/OPEB obligation	72.5	—	—	—	72.5
Deferred grant income liability — non-current	—	94.2	34.2	—	128.4
Deferred revenue and other deferred credits	26.4	—	2.6	—	29.0
Other liabilities	116.1	—	17.8	(80.0)	53.9
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 107,201,314 shares issued	1.1	—	—	—	1.1
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 34,897,388 shares issued	0.3	—	—	—	0.3
Additional paid-in capital	983.6	210.7	69.2	(279.9)	983.6
Accumulated other comprehensive loss	(62.1)	—	(13.2)	—	(75.3)
Retained earnings	850.6	1.3	48.8	—	900.7

Total shareholders’ equity	1,773.5	212.0	104.8	(279.9)	1,810.4
Noncontrolling interest	—	—	0.5	—	0.5

Total equity	1,773.5	212.0	105.3	(279.9)	1,810.9

Total liabilities and shareholders’ equity	$4,874.2	$404.5	$476.8	$(653.5)	$5,102.0

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2011

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$(118.7)	$12.5	$(21.9)	$—	$(128.1)

Investing activities
Purchase of property, plant and equipment	(21.6)	(12.5)	(7.4)	—	(41.5)
Proceeds from sale of assets	0.1	—	0.2	—	0.3

Net cash (used in) investing activities	(21.5)	(12.5)	(7.2)	—	(41.2)

Financing activities
Principal payments of debt	(2.1)	—	(0.1)	—	(2.2)
Collection on (repayment of) intercompany debt	(1.2)	—	1.2	—	—
Excess tax benefits from share-based payment arrangements	0.3	—	—	—	0.3

Net cash provided by (used in) financing activities	(3.0)	—	1.1	—	(1.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	0.5	—	0.5

Net (decrease) in cash and cash equivalents for the period	(143.2)	—	(27.5)	—	(170.7)
Cash and cash equivalents, beginning of period	416.1	—	65.5	—	481.6

Cash and cash equivalents, end of period	$272.9	$—	$38.0	$—	$310.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Statements of Cash Flows
For the Three Months Ended April 1, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$(99.6)	$4.4	$(15.0)	$—	$(110.2)

Investing activities
Purchase of property, plant and equipment	(22.5)	(44.6)	(2.1)	—	(69.2)
Investment in subsidiary	(41.6)	—	—	41.6	—
Other	—	—	(0.8)	—	(0.8)

Net cash provided by (used in) investing activities	(64.1)	(44.6)	(2.9)	41.6	(70.0)

Financing activities
Principal payments of debt	(1.9)	—	(0.1)	—	(2.0)
Collection on (repayment of) intercompany debt	15.0	—	(15.0)	—	—
Proceeds from parent company contribution	—	40.2	1.4	(41.6)	—

Net cash provided by (used in) financing activities	13.1	40.2	(13.7)	(41.6)	(2.0)

Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)

Net (decrease) in cash and cash equivalents for the period	(150.6)	—	(31.8)	—	(182.4)
Cash and cash equivalents, beginning of period	317.1	—	51.9	—	369.0

Cash and cash equivalents, end of period	$166.5	$—	$20.1	$—	$186.6

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
22. Subsequent Events
          On April 20, 2011, Rockwell Collins, a supplier utilized by the Company, elected the Company’s CEO, Jeffrey Turner, to become a member of its Board of Directors. He will fill a position that is subject to re-election at Rockwell Collins’ annual shareowners meeting in 2013.
     On April 7, 2011, Spirit Holdings filed a Registration Statement on Form S-3 (Registration No. 333-173369) with the Securities and Exchange Commission for a secondary offering of Spirit Holdings’ class A common stock. Morgan Stanley is acting as underwriter for the offering. The registration statement covered 10,307,375 shares of our class A common stock, and up to an additional 1,546,106 shares of our class A common stock subject to the underwriters’ over-allotment option granted by the selling stockholders identified in the registration statement. Associated with this offering, the Company incurred $0.5 million of pre-tax expense, which was recorded to selling, general and administrative (SG&A) in the second quarter. The Company received no proceeds from this offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on form 10-Q (this “Quarterly Report”). The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“2010 Form 10-K”), filed with the SEC on February 22, 2011. See also “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.
Recent Events
     On April 6, 2011, we announced the expected recognition in the first quarter of a pre-tax charge of approximately $28.2 million associated with the development effort on the Sikorsky CH-53K helicopter program, resulting from a change in our design and manufacturing approach. The additional costs associated with this change have resulted in a loss program for Spirit on the Systems Development and Demonstration (SDD) contract. Spirit won the approximately $150 million firm fixed-price contract in May 2007 and delivered the first of seven CH-53K test articles in December 2010.
Overview
     We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the three months ended March 31, 2011, we generated net revenues of $1,049.6 million and net income of $34.6 million.
     We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina. The Propulsion Systems segment manufactures products at our facilities in Wichita, Kansas. The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma, Prestwick, Scotland, Subang, Malaysia and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 26%, 23% and 1%, respectively, of our net revenues for the three months ended March 31, 2011.
  New Program Performance
     We are currently performing work on several new programs, which are in various stages of development. Several of these programs have entered flight testing, including the Boeing B787, Boeing 747-8, Gulfstream G250, and Gulfstream G650 (which includes the Rolls-Royce BR725), and we have delivered revenue-generating production units for all of these programs. In addition, we delivered our first revenue-generating test article on the Sikorsky CH-53K program in December 2010.
     Certain of these programs continue to pose a risk of additional charges and/or forward-loss given the low margins that are currently forecasted and cost pressure that has continued through the first quarter of 2011. In the first quarter of 2011, we recorded a $28.2 million forward-loss associated with the development effort on the Sikorsky CH-53K helicopter program. The additional cost on this program is associated with the decision to proceed with a more traditional design and build approach to manufacture the remaining six test units. We continue to see risk for cost growth on this program and as a result are working to mitigate further losses. Recognition of an additional forward-loss on this program continues to be a significant risk and is dependent upon our ability to successfully implement our revised design and manufacturing approach. We continue to perform on the G650 program as we progress through the development stage. Our estimated margins on the initial Rolls-Royce BR725 contract continue to be zero. The G250 program is experiencing cost growth as we progress through the certification process. We are currently considering the restructuring of major cost elements on the G250 program in order to drive cost savings. Recognition of an additional forward-loss on this program continues to be a significant risk and is dependent upon our ability to successfully perform under a revised cost structure as we enter into production. We are also estimating zero margins on a contract related to the wing portion of the B747-8 program. The B787 contract profitability will depend on our ability to achieve cost reduction opportunities as we increase production levels in the coming months and years. We have revised our contract estimates to reflect break-even margins until we are able to realize these important cost reduction opportunities. Recognition of a forward-loss on this program continues to be a significant risk until we realize planned cost reductions through performance initiatives.
     During the first quarter of 2011, we updated our profitability estimates resulting in an aggregate unfavorable cumulative catch-up adjustment of $3.1 million, largely driven by an adjustment of $6.4 million on our A350 wing contract in Spirit Europe primarily related to additional engineering costs. We continue to see risk of cost growth on this contract, which would continue to deteriorate margins.
     The next twelve to twenty-four months will be a critical time for these programs as we manufacture the initial units and establish baseline performance for the recurring cost structure. If we are not able to achieve anticipated productivity and cost improvements, or if external factors such as market demand trend unfavorably, additional charges, including forward-loss reserves, may be recorded in future periods.

Results of Operations

	Three Months	Three Months	Percentage
	Ended	Ended	Change to Prior
	March 31, 2011	April 1, 2010	Year
	($ in millions)
Net revenues	$1,049.6	$1,043.3	1%
Operating costs and expenses
Cost of sales	928.0	901.1	3%
Selling, general and administrative expenses	39.0	39.3	(1%)
Research and development	13.0	9.9	31%

Operating income	69.6	93.0	(25%)
Interest expense and financing fee amortization	(20.9)	(14.0)	49%
Interest income	0.1	0.1	0%
Other income (expense), net	1.5	(5.5)	127%

Income before income taxes and equity in net loss of affiliates	50.3	73.6	(32%)
Income tax provision	(15.3)	(17.8)	(14%)

Income before equity in net loss of affiliates	35.0	55.8	(37%)
Equity in net loss of affiliates	(0.4)	(0.3)	33%

Net income	$34.6	$55.5	(38%)

     For purposes of measuring production or ship set deliveries for Boeing aircraft in a given period, the term “ship set” refers to sets of structural fuselage components produced or delivered for one aircraft in such period. For purposes of measuring production or ship set deliveries for Airbus aircraft in a given period, the term “ship set” refers to all structural aircraft components produced or delivered for one aircraft in such period. For purposes of measuring production or ship set deliveries for Business/Regional Jet aircraft in a given period, the term “ship set” refers to all structural aircraft components produced or delivered for one aircraft in such period. Other components which are part of the same aircraft ship sets could be produced or shipped in earlier or later accounting periods than the components used to measure production or ship set deliveries, which may result in slight variations in production or delivery quantities of the various ship set components in any given period.
     Comparative ship set deliveries by model are as follows:

	Three Months	Three Months
	Ended	Ended
Model	March 31, 2011	April 1, 2010
B737	93	94
B747	4	3
B767	5	3
B777	16	21
B787	6	5

Total Boeing	124	126
A320 Family	103	102
A330/340	18	25
A380	6	1

Total Airbus	127	128
Business/Regional Jets (1)	8	5

Total	259	259

(1)	Previously included Hawker Beechcraft products only. Now includes Spirit deliveries associated with business and regional jets.

     Net revenues by prime customer are as follows:

	Three Months	Three Months
	Ended	Ended
Prime Customer	March 31, 2011	April 1, 2010
	(Dollars in millions)
Boeing	$881.4	$903.8
Airbus	116.0	102.7
Other	52.2	36.8

Total net revenues	$1,049.6	$1,043.3

  Three Months Ended March 31, 2011 as Compared to Three Months Ended April 1, 2010
     Net Revenues. Net revenues for the three months ended March 31, 2011, were $1,049.6 million, an increase of $6.3 million, or 1%, compared with net revenues of $1,043.3 million for the same period in the prior year. The increase in net revenues was primarily attributable to an increase of $15.5 million of non-production revenues, partially offset by a $9.2 million decrease in net revenues largely driven by fewer B777 ship set deliveries. In addition, the strengthening dollar during the first quarter of 2011 resulted in a $3.6 million increase in the value of net revenues from Spirit Europe. Deliveries to Boeing decreased by 2% to 124 ship sets during the three months ended March 31, 2011, compared to 126 ship sets delivered in the same period of the prior year, primarily due to fewer B777 ship set deliveries driven by customer delivery schedule, partially offset by a net increase in ship set deliveries for other Boeing models. Overall deliveries to Airbus remained relatively unchanged, with 127 ship sets delivered during the three months ended March 31, 2011, compared to 128 ship sets delivered in the same period of the prior year. A330 deliveries, which are not a significant source of revenue, decreased year-over-year driven by customer delivery schedule. In total, ship set deliveries remained unchanged at 259 ship sets for each of the periods ended March 31, 2011 and April 1, 2010. Approximately 95% of Spirit’s net revenues for the three months ended March 31, 2011 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 88% for the three months ended March 31, 2011, compared to 86% for the same period in the prior year. The increase in 2011 is primarily due to a $28.2 million forward-loss on our Sikorsky CH-53K contract and an unfavorable cumulative catch-up adjustment of $3.1 million. The cumulative catch-up adjustment was largely driven by an adjustment of $6.4 million on our A350 wing contract in Spirit Europe primarily related to additional engineering costs, partially offset by improved productivity and efficiencies in the Propulsion segment. In comparison, we recognized an $8.2 million unfavorable cumulative catch-up adjustment in the first quarter of 2010, driven by a charge on our Hawker Beechcraft 850XP contract related to the decision to exit the program, and a charge on our Sikorsky CH-53K contract.
     SG&A, Research and Development. Combined SG&A and research and development costs as a percentage of net revenues were 5% for each of the three month periods ended March 31, 2011 and April 1, 2010. SG&A expenses decreased by $0.3 million, or 1%, compared to the same period in the prior year. Research and development expenses for the three months ended March 31, 2011 were up $3.1 million, or 31%, compared to the same period in the prior year due to additional B787-9 related research and development expenses.
     Operating Income. Operating income for the three months ended March 31, 2011, was $69.6 million, a decrease of $23.4 million, or 25%, compared to operating income of $93.0 million for the same period in the prior year. Operating income decreased in 2011 primarily due to a $28.2 million forward-loss on our Sikorsky CH-53K contract, the recognition of a $3.1 million unfavorable cumulative catch-up adjustment, and additional B787-9 related research and development expenses.
     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the three months ended March 31, 2011, includes $18.6 million of interest and fees paid or accrued in connection with our long-term debt and $2.3 million in amortization of deferred financing costs, compared to $12.1 million of interest and fees paid or accrued in connection with our long-term debt and $1.9 million in amortization of deferred financing costs for the same period in the prior year. The increase in interest expense associated with long-term debt in the first quarter of 2011 was primarily driven by interest accrued on our 2020 Notes and on our term loan as outlined in the 2010 amended credit facility. The increase in deferred financing costs was related to the issuance of our 2020 Notes and the amortization of fees related to the amendment of our credit facility.
     Interest Income. Interest income for each of the three months periods ended March 31, 2011 and April 1, 2010 was $0.1 million.
     Other Income (Expense). Other income for the three months ended March 31, 2011 was $1.5 million due to favorable changes in foreign exchange rates on intercompany activity and borrowings, compared to expense of $(5.5) million for the same period in the prior year, driven by unfavorable changes in foreign exchange rates on intercompany activity. These fluctuations are driven primarily by the intercompany payable from Spirit Europe to Spirit related to our A350 XWB program, as well as trade payables and borrowings.
     Provision for Income Taxes. Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to the discrete recognition include finalizing amounts in income tax returns filed, finalizing audit examinations for open tax years, and an expiring statute of limitations.
     The income tax provision for the three months ended March 31, 2011 includes $16.1 million for federal income taxes and ($0.8) million for foreign taxes. The income tax provision for the three months ended April 1, 2010 includes $19.1 million for federal income taxes, ($0.5) million for state taxes and ($0.8) million for foreign taxes. The effective tax rate for the three months ended March 31, 2011 was 30.4% as compared to 24.2% for the same period in 2010. The increase in the effective tax rate recorded for the three months ended March 31, 2011 is related primarily to favorably settling the 2005 and 2006 U.S. Federal examinations last year, partially offset by the Research Credit reinstated on December 17, 2010.
     Segments. The following table shows segment revenues for the three months ended March 31, 2011, compared to the three months ended April 1, 2010:

	Three Months Ended	Three Months Ended
	March 31, 2011	April 1, 2010
	($ in millions)
Segment Revenues
Fuselage Systems	$528.0	$516.2
Propulsion Systems	273.0	274.4
Wing Systems	244.9	248.9
All Other	3.7	3.8

	$1,049.6	$1,043.3

Segment Operating Income
Fuselage Systems (1)	$47.0	$75.9
Propulsion Systems	40.8	33.6
Wing Systems	17.4	18.9
All Other	—	0.3

	105.2	128.7
Unallocated corporate SG&A	(35.1)	(35.0)
Unallocated research and development	(0.5)	(0.7)

Total operating income	$69.6	$93.0

(1)	Net of $28.2 forward-loss recorded in the first quarter of 2011 for the Sikorsky CH-53K program.
     Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 26%, 23% and 1% respectively, of our net revenues for the three months ended March 31, 2011. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 45%, 39%, 16% and less than 1%, respectively, of our operating income before unallocated corporate expenses for the three months ended March 31, 2011.
     Fuselage Systems. Fuselage Systems segment net revenues for the three months ended March 31, 2011, were $528.0 million, an increase of $11.8 million, or 2%, compared to the same period in the prior year. This reflects an increase in net revenues due to model mix, which was partially offset by fewer B777 ship set deliveries in the first quarter of 2011. Fuselage Systems posted segment operating margins of 9% for the first three months of 2011, down from 15% segment operating margins for the same period in the prior year, primarily due to a $28.2 million forward-loss on our Sikorsky CH-53K contract. In the first quarter of 2011, the segment realized a favorable cumulative catch-up adjustment of $0.1, as compared to $4.6 million unfavorable cumulative catch-up adjustment realized in the first quarter of 2010 driven by a charge on our Sikorsky CH-53K contract.
     Propulsion Systems. Propulsion Systems segment net revenues for the three months ended March 31, 2011 were $273.0 million, a decrease of $1.4 million, or 1%, compared to the same period in the prior year. This reflects lower net revenues due to model mix and fewer B777 ship set deliveries in the first quarter of 2011. Propulsion Systems posted segment operating margins of 15% for the first three months of 2011, up from 12% for the same period in the prior year. In the first quarter of 2011, the segment realized a favorable cumulative catch-up adjustment of $2.5 million, primarily driven by productivity and efficiency improvements and additional aftermarket volume, as compared to no cumulative catch-up adjustment in the same period in 2010.
     Wing Systems. Wing Systems segment net revenues for the three months ended March 31, 2011, were $244.9 million, a decrease of $4.0 million, or 2%, compared to the same period in the prior year. This reflects lower net revenues due to model mix. Wing Systems posted operating margins of 7% for the first three months of 2011, down from 8% for the same period in the prior year. During the first quarter of 2011, the segment realized an unfavorable cumulative catch-up adjustment of $5.7 million, primarily driven by an adjustment of $6.4 million on our A350 wing contract in Spirit Europe primarily related to additional engineering costs, partially offset by favorable performance on mature programs. In comparison, we realized a $3.6 unfavorable cumulative catch-up adjustment in the same period in 2010 driven by a charge on our Hawker Beechcraft 850XP contract related to the decision to exit the program.
     All Other. All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. For the three months ended March 31, 2011, All Other segment net revenues were $3.7 million, a decrease of $0.1 million, or 3%, compared to the same period in the prior year. The All Other segment recorded zero operating margins for the first three months of 2011 down from 8% segment operating margins for the same period in the prior year.
Liquidity and Capital Resources
     The primary sources of our liquidity include cash flow from operations, which include cash on hand, advance payments and receivables from customers, borrowings available under our revolving credit facility and proceeds from our bond issuances. Our liquidity requirements and working capital needs depend on a number of factors, including delivery rates and payment terms under our contracts, the level of research and development expenditures related to new programs, capital expenditures, growth and contractions in the business cycle, contributions to our union-sponsored benefit plans and interest and principal payments on our indebtedness.
     As of March 31, 2011, we had $310.9 million of cash and cash equivalents on the balance sheet and $629.6 million of available borrowing capacity under our revolving credit facility. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.
Cash Flows
The following table provides a summary of our cash flows for the three months ended March 31, 2011 and April 1, 2010:

	For the Three Months Ended
	March 31, 2011	April 1, 2010
	($ in millions)
Net income	$34.6	$55.5
Adjustments to reconcile net income	41.0	26.7
Changes in working capital	(203.7)	(192.4)

Net cash (used in) operating activities	(128.1)	(110.2)
Net cash (used in) investing activities	(41.2)	(70.0)
Net cash (used in) financing activities	(1.9)	(2.0)

Effect of exchange rate change on cash and cash equivalents	0.5	(0.2)

Net decrease in cash and cash equivalents for the period	(170.7)	(182.4)
Cash and cash equivalents, beginning of period	481.6	369.0

Cash and cash equivalents, end of period	$310.9	$186.6

  Three Months Ended March 31, 2011 as Compared to Three Months Ended April 1, 2010
     Operating Activities. For the three months ended March 31, 2011, we had a net cash outflow of $128.1 million from operating activities, an increase in outflow of $17.9 million, compared to a net cash outflow of $110.2 million for the same period in the prior year. The increase in cash used in operating activities in 2011 was primarily due to new program inventory growth, partially offset by a deferred revenue payment received in the first quarter of 2011, timing of liabilities, and favorable tax impacts. Our overall trend of inventory growth is driven primarily by our contractually required investments in new programs which include the Boeing B787, Gulfstream G250 and G650, Airbus A350 XWB,

Sikorsky CH-53K and Rolls-Royce BR725 programs. The contracts for these new programs accounted for an increase in inventory for the three months ended March 31, 2011 of $123.1 million, which includes the reduction in inventory of $28.2 million related to the Sikorsky CH-53K forward-loss recorded in the first quarter of 2011, as compared to a $114.2 million increase in inventory in the same period in the prior year. We expect these programs will continue to drive inventory growth in 2011 as we incur additional up-front costs to produce initial units, which traditionally have a higher cost. The mature Boeing and Airbus program inventories increased $40.8 million for the three months ended March 31, 2011, compared with a $13.9 million increase for these contracts in the same period in the prior year. In the first quarter of 2011, inventory balances on remaining programs decreased $19.4 million, including non-program specific inventory, as compared to a $48.8 million decrease for the same period in the prior year.
     As a component of the increase in inventory, the amount related to the B787 program increased by $43.8 million in the first quarter of 2011, compared to a $45.7 million increase in the same period of 2010. Deferred production balances increased by $46.2 million in the first quarter of 2011, compared to an $89.2 million increase in the same period of 2010 as a result of delivery of six B787 ship sets in 2011 as compared to five ship set deliveries in the same period of 2010. Deferred production per unit also decreased reflecting the decreasing manufacturing cost per unit. Deferred production costs represent the deferral of excess-over-average costs over the production block. The revenue we recognized upon delivery of B787 ship sets in the first quarter of both 2011 and 2010 did not result in cash receipts, resulting instead in the liquidation of customer advances. This will continue until cash payments for the B787 units resume, which is expected to occur prior to the delivery of the 50th unit. Additionally, increases in inventory related to the B787 will continue to consume incremental amounts of cash until the cost to build a ship set falls below the ship set price recognized at delivery.
     Investing Activities. For the three months ended March 31, 2011, we had a net cash outflow of $41.2 million from investing activities, a decrease in outflow of $28.8 million, as compared to a net cash outflow of $70.0 million for the same period in the prior year. During the first quarter of 2011, we invested $41.5 million in property, plant and equipment, software and program tooling, which was $27.7 million lower than during the same period in the prior year, due to the completion of our facilities in Kinston, North Carolina and Saint-Nazaire, France in 2010.
     Financing Activities. For the three months ended March 31, 2011, we had a net cash outflow of $1.9 million from financing activities, a decrease in outflow of $0.1 million, compared to a net cash outflow of $2.0 million for the same period in the prior year. Principal debt payments were comparable year-over-year.
Future Cash Needs and Capital Spending
     Our primary future cash needs will consist of working capital, debt service, research and development and capital expenditures. We expend significant capital on research and development during the start-up phase of new programs, to develop new technologies for next generation aircraft and to improve the manufacturing processes of aircraft already in production. Research and development expenditures totaled approximately $13.0 million and $9.9 million for the three months ended March 31, 2011 and April 1, 2010, respectively.
     We anticipate reaching maximum capacity for certain programs, and are evaluating various plans to relieve capacity constraints for the announced customer production rate increases. Capital expenditures totaled approximately $41.5 million and $69.2 million for the three months ended March 31, 2011 and April 1, 2010, respectively. We expect to fund future capital expenditures from cash on hand, from operations and borrowings available under our revolving credit facility.
Pension and Other Post — Retirement Benefit Obligations
     Our U.S. pension plan remained fully funded at March 31, 2011. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. We continue to make contributions to our U.K. pension plan. Our projected contributions to the U.K. pension plan for 2011 are $8.0 million.
Debt and Other Financing Arrangements
     Senior Secured Credit Facilities. We are a party to a credit agreement that consists of a senior secured term loan and a senior secured revolving line of credit. On October 15, 2010, we entered into Amendment No. 3 to the credit agreement. As a result of the amendment, among other things, the revolving credit commitment was increased from $408.8 million to $650.0 million and the maturity date of the revolving credit commitment was extended to September 30, 2014. The credit agreement amendment also extended the maturity date for $437.4 million of the outstanding term loan to September 30, 2016. The maturity date for the $130.2 million balance of the outstanding term loan remained at September 30, 2013. The entire asset classes of Spirit, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility. As of March 31, 2011, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement. As of March 31, 2011, approximately $564.7 million was outstanding under the term loan, no borrowings were outstanding under the revolving credit facility and $20.4 million of letters of credit were outstanding.
     Revolving credit borrowings bear interest at a rate equal to, at Spirit’s option, (a) a base rate determined by reference to the highest of (1) the prime rate of our administrative agent (currently Bank of America, N.A.), (2) the federal funds rate plus 1/2 of 1.0%, and (3) LIBOR for an interest period of one month commencing on such date plus 1.0%, in each case plus an applicable margin, or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, plus an applicable margin. As of the issue date, the applicable margin with respect to base rate borrowings under this portion of the revolving credit facility is 2.50% and the applicable margin with respect to LIBOR rate borrowings under this portion of the revolving credit facility is 3.50%. The applicable margin for borrowings under this portion of the revolving credit facility are subject to adjustment based on our consolidated total leverage, and may range from 2.00% to 3.00% with respect to base rate borrowings and from 3.00% to 4.00% with respect to LIBOR rate borrowings. At March 31, 2011, the Company’s total leverage ratio was 2.47:1.0 resulting in applicable margins of 3.5% per annum on LIBOR borrowings on Extending Revolving Loans and margins of 2.5% per annum on alternative base rate borrowings on Extending Revolving Loans.
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
     Senior Notes. On November 18, 2010, we issued $300.0 million aggregate of 6 3/4% Senior Notes due 2020 (the “2020 Notes”), with interest payable on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The Company used the proceeds to repay borrowings under its existing senior secured revolving credit facility without any reduction of the lenders’ commitment thereunder, for general corporate purposes and to pay fees and expenses incurred in connection with the offering. The carrying value of the 2020 Notes was $300.0 million as of March 31, 2011.
     On September 30, 2009, we issued $300.0 million of 7 1/2% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $294.4 million as of March 31, 2011.
     As of March 31, 2011, we were and expect to continue to be in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes.
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
     In December 2010, Spirit and Boeing entered into a memorandum of agreement and a settlement agreement. As part of these agreements, Spirit received a payment in December which has been recorded as deferred revenue (short-term) within the consolidated balance sheet pending finalization of a contract amendment which would contain the final settlement terms for claims under the B787 contract between Spirit and Boeing. If the final contract amendment is not agreed to by the second quarter of 2011, Boeing may require reimbursement or set-off of the payment over a short or long-term period of time. This final amendment may contain provisions that alter the current structure of repayment for the advances described in this section.
     North Carolina Grant. On May 14, 2008, we entered into an Inducement Agreement, a Construction Agency Agreement and a Lease Agreement with The North Carolina Global TransPark Authority (“GTPA”) for the construction and lease of a manufacturing facility in Kinston, North Carolina (the “NC Facility”). The lease is for an initial term of 22 years, with options for up to four additional 20-year terms, and provides nominal rental payments. The grand opening of the facility was held July 1, 2010. Construction was funded from a $100.0 million grant, awarded to GTPA by the Golden L.E.A.F. (Long-Term Economic Advancement Foundation), Inc. Under the agreements, Spirit is obligated to make a minimum capital investment of $80.0 million by 2014. Failure to make the additional required investment or meet certain performance criteria, including creation of targeted number of jobs, will result in additional payments to GTPA in future periods. As of March 31, 2011, $100.0 million of the grant funding had been disbursed and $100.0 million of Spirit’s obligated capital investment had been made, and we expect to meet all performance criteria. We currently manufacture a portion of the fuselage and the Composite Front Spar for the new Airbus A350 XWB aircraft at the NC Facility.
     Malaysian Facility Agreement. On June 2, 2008, Spirit Malaysia entered into a Facility Agreement (“Facility Agreement”) for a term loan facility for Ringgit Malaysia RM 69.2 million (approximately USD $20.0 million equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM 3.3 million (USD $1.0 million) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.5% per annum. The Malaysia Facility loan balance as of March 31, 2011 was $18.4 million.
     Saint-Nazaire Project Capital Lease Agreement. On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL (“Spirit France”) entered into a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of an assembly plant in Saint-Nazaire, France (the “Saint-Nazaire Project”). The Saint-Nazaire Project was completed in the fourth quarter of 2010 and is expected to be operational during 2011. Lease payments are variable, subject to the three month Euribor rate plus 2.2%. Lease payments under the agreement are due quarterly through April 2025. As of March 31, 2011, the Saint-Nazaire project capital lease balance was $13.0 million.
Credit Ratings
     Our corporate credit ratings at Standard & Poor’s Rating Services and Moody’s Investor Service remain unchanged at BB and Ba2, respectively.
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
     A debt security credit rating is not a recommendation to buy, sell or hold a security. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating agency has its own methodology for assigning ratings. Accordingly, each rating should be considered independent of other ratings.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING STATEMENTS
     This Quarterly Report contains certain “forward-looking statements” that may involve many risks and uncertainties. Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.
     Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:
•	our ability to continue to grow our business and execute our growth strategy, including the timing and execution of new programs;

•	our ability to perform our obligations and manage costs related to our new commercial and business aircraft development programs and the related recurring production;

•	potential reduction in the build rates of certain Boeing aircraft including, but not limited to, the B737 program, the B747 program, the B767 program, the B777 program, and build rates of the Airbus A320 and A380 programs, which could be negatively impacted by continuing weakness in the global economy and economic challenges facing commercial airlines, and by a lack of business and consumer confidence and the impact of continuing instability in the global financial and credit markets, including, but not limited to, sovereign debt concerns in Europe;

•	the inability to resolve significant claims with Boeing related to non-recurring and recurring costs on the B787 program;

•	declining business jet manufacturing rates and customer cancellations or deferrals as a result of the weakened global economy;

•	the success and timely execution of key milestones such as certification and delivery of Boeing’s new B787 and Airbus’ new A350 XWB (Xtra Wide-Body) aircraft programs, including first flight for the Airbus A350 XWB, receipt of necessary regulatory approvals and customer adherence to their announced schedules;

•	our ability to enter into supply arrangements with additional customers and the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing and Airbus, our two major customers, and other customers and the risk of nonpayment by such customers;

•	any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals or reduced orders by their customers or from labor disputes or acts of terrorism;

•	any adverse impact on the demand for air travel or our operations from the outbreak of diseases or epidemic or pandemic outbreaks;

•	returns on pension plan assets and the impact of future discount rate changes on pension obligations;

•	our ability to borrow additional funds or refinance debt;

•	competition from original equipment manufacturers and other aerostructures suppliers;

•	the effect of governmental laws, such as U.S. export control laws and anti-bribery laws such as the Foreign Corrupt Practices Act, environmental laws and agency regulations, both in the U.S. and abroad;

•	the cost and availability of raw materials and purchased components;

•	our ability to successfully extend or renegotiate our primary collective bargaining contracts with our labor unions;

•	our ability to recruit and retain highly skilled employees and our relationships with the unions representing many of our employees;

•	spending by the U.S. and other governments on defense;

•	the possibility that our cash flows and borrowing facilities may not be adequate for our additional capital needs or for payment of interest on and principal of our indebtedness and the possibility that we may be unable to borrow funds or refinance debt;

•	our exposure under our existing senior secured revolving credit facility to higher interest payments should interest rates increase substantially;

•	the effectiveness of our interest rate and foreign currency hedging programs;

•	the outcome or impact of ongoing or future litigation and regulatory actions; and

•	our exposure to potential product liability and warranty claims.
     These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K for a more complete discussion of these and other factors that may affect our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in commodity pricing, interest rates, and foreign currency exchange rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2010 Form 10-K, which could materially affect our business, financial condition or results of operations. There have been no material changes to our market risk since the filing of our 2010 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of March 31, 2011 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding any recent material development relating to our legal proceedings since the filing of our 2010 Form 10-K is included in Note 18 to our condensed consolidated financial statements included in part I of this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
     In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2010 Form 10-K, which could materially affect our business, financial condition or results of operations. Other than the modifications to the risk factors set forth below, there have been no material changes to the Company’s risk factors previously disclosed in our 2010 Form 10-K.
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
     Both Boeing and Airbus contract with Japanese suppliers for parts for their commercial airplanes. In particular, Boeing contracts with Japanese suppliers to produce major aerostructures for the B787. If, as a result of the effects of the earthquake and tsunami that occurred recently in Japan, any of Boeing’s or Airbus’ Japanese suppliers are unable to deliver sufficient quantities of parts in a timely manner, it could result in a slowdown of production of certain Boeing or Airbus aircraft, which could have a material adverse impact on our results of operations.
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
     We contract with a number of suppliers in Japan. As a result of the effects of the earthquake and tsunami that occurred recently in Japan, our Japanese suppliers may be unable to deliver sufficient quantities of components or may be unable to deliver components in a timely manner, which could materially adversely affect our results of operations.
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

Item 6. Exhibits

Article I.
Exhibit
Number	Section 1.01 Exhibit
10.33*	Consulting Agreement, effective January 1, 2011, between Spirit AeroSystems, Inc. and Ronald C. Brunton.

10.34*	Spirit AeroSystems Holdings, Inc. Amended and Restated Deferred Compensation Plan, As Amended.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ Philip D. Anderson Philip D. Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	May 6, 2011