Form 10-Q
period 2011-06-30
Spirit AeroSystems Holdings, Inc.
filed 2011-08-05
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 001-33160
Spirit AeroSystems Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2436320
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 2, 2011, the registrant had outstanding 118,477,388 shares of class A common stock, $0.01 par value per share, and 24,381,781 shares of class B common stock, $0.01 par value per share.

i

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three		For the Six
	Months Ended		Months Ended
	June 30, 2011	July 1, 2010	June 30, 2011	July 1, 2010
	($ in millions, except per share data)
Net revenues	$1,465.6	$1,056.0	$2,515.2	$2,099.3
Operating costs and expenses
Cost of sales	1,354.6	919.6	2,282.6	1,820.7
Selling, general and administrative	41.1	38.1	80.1	77.4
Research and development	6.3	12.6	19.3	22.5

Total operating costs and expenses	1,402.0	970.3	2,382.0	1,920.6
Operating income	63.6	85.7	133.2	178.7
Interest expense and financing fee amortization	(21.7)	(13.8)	(42.6)	(27.8)
Interest income	0.1	0.1	0.2	0.2
Other income (expense), net	0.1	2.7	1.6	(2.8)

Income before income taxes and equity in net loss of affiliates	42.1	74.7	92.4	148.3
Income tax provision	(11.9)	(19.6)	(27.2)	(37.4)

Income before equity in net loss of affiliates	30.2	55.1	65.2	110.9
Equity in net loss of affiliates	(0.1)	—	(0.5)	(0.3)

Net income	$30.1	$55.1	$64.7	$110.6

Earnings per share
Basic	$0.21	$0.40	$0.46	$0.80
Diluted	$0.21	$0.39	$0.45	$0.79
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 30,	December 31,
	2011	2010
	($ in millions)
Current assets
Cash and cash equivalents	$154.1	$481.6
Accounts receivable, net	347.9	200.2
Inventory, net	2,440.2	2,507.9
Deferred tax asset-current	60.1	47.6
Other current assets	29.9	57.4

Total current assets	3,032.2	3,294.7
Property, plant and equipment, net	1,497.6	1,470.0
Pension assets	185.3	172.4
Deferred tax asset non-current, net	38.3	55.0
Other assets	101.3	109.9

Total assets	$4,854.7	$5,102.0

Current liabilities
Accounts payable	$456.7	$443.5
Accrued expenses	173.8	190.7
Profit sharing/deferred compensation	27.7	29.6
Current portion of long-term debt	9.6	9.5
Advance payments, short-term	36.2	169.4
Deferred revenue, short-term	41.3	302.6
Deferred grant income liability — current	5.7	5.1
Other current liabilities	9.5	14.4

Total current liabilities	760.5	1,164.8
Long-term debt	1,185.0	1,187.3
Advance payments, long-term	662.5	655.2
Pension/OPEB obligation	75.9	72.5
Deferred grant income liability — non-current	126.3	128.4
Deferred revenue and other deferred credits	34.5	29.0
Other liabilities	118.9	53.9
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 118,407,515 and 107,201,314 shares issued, respectively	1.2	1.1
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 24,405,838 and 34,897,388 shares issued, respectively	0.2	0.3
Additional paid-in capital	989.8	983.6
Accumulated other comprehensive loss	(66.0)	(75.3)
Retained earnings	965.4	900.7

Total shareholders’ equity	1,890.6	1,810.4
Noncontrolling interest	0.5	0.5

Total equity	1,891.1	1,810.9

Total liabilities and equity	$4,854.7	$5,102.0

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30, 2011	July 1, 2010
	($ in millions)
Operating activities
Net income	$64.7	$110.6
Adjustments to reconcile net income to net cash (used in) operating activities
Depreciation expense	64.4	55.2
Amortization expense	2.4	2.1
Amortization of deferred financing fees	4.6	4.3
Employee stock compensation expense	5.2	21.6
Excess tax benefit of share-based payment arrangements	(1.2)	(3.1)
(Gain) loss from foreign currency transactions	(1.0)	6.7
Loss on disposition of assets	—	(0.1)
Deferred taxes	0.7	7.9
Long-term tax benefit	2.2	(17.5)
Pension and other post retirement benefits, net	(5.0)	(5.7)
Grant income	(2.6)	(0.6)
Equity in net loss of affiliates	0.5	0.3
Changes in assets and liabilities
Accounts receivable	(143.6)	(119.5)
Inventory, net	75.6	(172.2)
Accounts payable and accrued liabilities	(12.4)	40.5
Profit sharing/deferred compensation	(2.0)	9.7
Advance payments	(125.9)	(74.4)
Income taxes receivable/payable	28.8	26.4
Deferred revenue and other deferred credits	(255.0)	(14.8)
Other	57.7	5.3

Net cash (used in) operating activities	(241.9)	(117.3)

Investing Activities
Purchase of property, plant and equipment	(84.4)	(130.6)
Proceeds from sale of assets	0.4	0.1
Other	—	(0.8)

Net cash (used in) investing activities	(84.0)	(131.3)

Financing Activities
Principal payments of debt	(4.1)	(5.9)
Excess tax benefit of share-based payment arrangements	1.2	3.1

Net cash (used in) financing activities	(2.9)	(2.8)

Effect of exchange rate changes on cash and cash equivalents	1.3	—

Net (decrease) in cash and cash equivalents for the period	(327.5)	(251.4)
Cash and cash equivalents, beginning of period	481.6	369.0

Cash and cash equivalents, end of period	$154.1	$117.6

Supplemental information
Property acquired through capital leases	$0.1	$5.4
Purchases of property, plant and equipment, accrued	$(4.6)	$—
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
1. Organization and Basis of Interim Presentation
     Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). Onex Corporation (“Onex”) of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, a division of the European Aeronautic Defense and Space NV (“Airbus”) and Boeing. Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit’s incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines, and Continental Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; and Subang, Malaysia. The Company also recently constructed an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France, which is expected to begin operations during the last half of 2011.
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
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2011 presentation. In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. On May 12, 2011, Spirit and Boeing formally amended the B787 Supply Agreement finalizing substantially all of the provisions of the memorandum of agreement (“MOA”) entered into in December 2010 (the “B787 Amendment”). Our financial results for the six months ended June 30, 2011 incorporate the provisions of the B787 Amendment. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2011 (the “2010 Form 10-K”).
2. New Accounting Pronouncements
     As of June 30, 2011, except as noted below, there have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our 2010 Form 10-K.
     In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income (“FASB ASU 2011-05”), which gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of FASB ASU 2011-05 are effective for interim periods and fiscal years beginning after December 15, 2011. The adoption of the provisions of FASB ASU 2011-05 is not expected to have a material impact on the Company’s consolidated financial statements.
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
3. Accounts Receivable
     Accounts receivable, net consists of the following:

	June 30,	December 31,
	2011	2010
Trade receivables	$337.0	$191.5
Other	10.9	8.7
Less: allowance for doubtful accounts	—	—

Accounts receivable, net	$347.9	$200.2

     The Company recognized $20.8 and $11.3 as unbilled accounts receivable related to its trade accounts at June 30, 2011 and December 31, 2010, respectively.
4. Inventory
     Inventories are summarized as follows:

	June 30,	December 31,
	2011	2010
Raw materials	$224.9	$234.0
Work-in-process	1,691.8	1,748.5
Finished goods	39.6	40.9

Product inventory	1,956.3	2,023.4
Capitalized pre-production	483.9	484.5

Total inventory, net	$2,440.2	$2,507.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     Inventories are summarized by platform as follows:

	June 30,	December 31,
	2011	2010
B737	$266.5	$261.1
B747	166.4	167.7
B767	27.8	19.6
B777	138.5	115.9
B787(1)	930.1	1,115.1
Airbus — All platforms	220.2	134.4
Gulfstream(2)	518.7	492.0
Rolls-Royce	85.7	73.1
Aftermarket	38.1	36.4
Other in-process inventory related to long-term contracts and other programs(3)(4)	48.2	92.6

Total inventory, net	$2,440.2	$2,507.9

(1)	Net of settlement adjustments related to the B787 Amendment recorded in the second quarter of 2011.

(2)	Net of $53.3 forward-loss recorded in the second quarter of 2011 for the G280 program.

(3)	Includes non-program specific inventory cost accruals and miscellaneous other work-in-process.

(4)	Net of $28.2 forward-loss recorded in the first quarter of 2011 for the Sikorsky CH-53K program.
     Non-recurring production costs include design and engineering costs and test articles.
     Non-recurring production costs included in inventory are summarized as follows:

	June 30,	December 31,
	2011	2010
B737	$14.1	$7.4
B747(1)	14.2	24.6
B767	1.7	—
B777	0.8	0.4
B787	6.4	—
Airbus — All platforms	29.2	9.8
Rolls-Royce	60.5	57.3
Sikorsky(2)	20.5	27.3
Other	2.7	3.4

Total non-recurring inventory, net	$150.1	$130.2

(1)	B747 inventory non-recurring production costs related to the B747-8 program.

(2)	Net of $28.2 forward-loss recorded in the first quarter of 2011 for the Sikorsky CH-53K program.
     Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically recovered over a certain number of ship set deliveries and the Company believes these amounts will be fully recovered.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     The following is a roll forward of the capitalized pre-production, net of forward-loss, included in the inventory balance at June 30, 2011:

Balance, December 31, 2010	$484.5
Charges to costs and expenses	(44.1)
Capitalized costs	43.5

Balance, June 30, 2011	$483.9

     Capitalized pre-production costs, net of forward-loss, included in inventory are summarized as follows:

	June 30,	December 31,
	2011	2010
B787	$214.3	$221.8
Gulfstream	239.4	262.7
A350	30.2	—

Total capitalized pre-production	$483.9	$484.5

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
     The following is a roll forward of the deferred production included in the inventory balances at June 30, 2011:

Balance, December 31, 2010	$760.0
Charges to costs and expenses	(255.8)
Capitalized costs	116.6
Exchange rate	0.1

Balance, June 30, 2011	$620.9

     Deferred production costs and credit balances included in inventory are summarized as follows:

	June 30,	December 31,
	2011	2010
B787 (1)	$467.8	$639.3
Other	169.8	145.1
Credit balances	(16.7)	(24.4)

Total deferred production	$620.9	$760.0

(1)	Approximately $90.4 of cost capitalized in deferred production is related to deliveries of thirteen B787 ship sets for the six months ended June 30, 2011. The remainder of the balance is associated with settlement adjustments related to the B787 Amendment, including prior ship sets delivered.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
5. Property, Plant and Equipment
     Property, plant and equipment, net consists of the following:

	June 30,	December 31,
	2011	2010
Land	$17.5	$17.1
Buildings (including improvements)	425.9	419.7
Machinery and equipment	785.4	752.9
Tooling	604.6	542.0
Capitalized software	116.0	103.9
Construction-in-progress	154.4	174.3

Total	2,103.8	2,009.9
Less: accumulated depreciation	(606.2)	(539.9)

Property, plant and equipment, net	$1,497.6	$1,470.0

     Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $1.3 and $2.9 for the three months ended June 30, 2011 and July 1, 2010, respectively, and $3.0 and $5.5 for the six months ended June 30, 2011 and July 1, 2010, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized $26.8 and $24.5 of repair and maintenance expense for the three months ended June 30, 2011 and July 1, 2010, respectively, and $51.0 and $45.1 for the six months ended June 30, 2011 and July 1, 2010, respectively.
     We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal-use software. Depreciation expense related to capitalized software was $4.5 and $4.1 for the three months ended June 30, 2011 and July 1, 2010, respectively, and $9.2 and $7.9 for the six months ended June 30, 2011 and July 1, 2010, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
6. Other Assets
     Other assets are summarized as follows:

	June 30,	December 31,
	2011	2010
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	27.8	26.8

Total intangible assets	39.5	38.5
Less: Accumulated amortization-patents	(1.0)	(0.9)
Accumulated amortization-favorable leasehold interest	(3.9)	(3.6)
Accumulated amortization-customer relationships	(18.2)	(15.9)

Intangible assets, net	16.4	18.1

Deferred financing costs	64.3	64.4
Less: Accumulated amortization-deferred financing costs	(34.0)	(29.4)

Deferred financing costs, net	30.3	35.0

Fair value of derivative instruments	0.6	1.2
Goodwill — Europe	3.0	2.9
Equity in net assets of affiliates	4.0	4.3
Customer supply agreement (1)	41.5	39.6
Other	5.5	8.8

Total	$101.3	$109.9

(1)	Under an agreement with Airbus, certain payments accounted for as consideration given by a vendor to a customer will be amortized as a reduction to net revenues beginning in the second half of 2011.
     In 2010, the Company incurred $6.3 of additional deferred financing costs in connection with the issuance and registration of $300.0 of its 6 3/4% Senior Notes due December 15, 2020 and registration of $300.0 of its 7 1/2% Senior Notes due October 1, 2017.
     The Company recognized $1.1 and $1.0 of amortization expense of intangibles for the three months ended June 30, 2011 and July 1, 2010, respectively, and $2.1 and $2.0 for the six month periods ended June 30, 2011 and July 1, 2010, respectively.
     The following is a roll forward of the carrying amount of goodwill at June 30, 2011:

Balance, December 31, 2010	$2.9
Exchange rate	0.1

Balance, June 30, 2011	$3.0

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     Deferred revenue/credits. Deferred revenue/credits generally consists of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables. These payments are classified as deferred revenue/credits when received and recognized as revenue as the production units are delivered. In the fourth quarter of 2010, as part of a memorandum of agreement with Boeing related to the B787 contract, a payment was recorded as current deferred revenue/credits. This amendment was finalized and the related revenue recognized in the second quarter of 2011.
     Advance payments and deferred revenue/credits are summarized by platform as follows:

	June 30,	December 31,
	2011	2010
B737	$24.8	$32.5
B747	0.3	0.7
B787	661.8	1,023.3
Airbus — All platforms	40.2	54.9
Gulfstream	36.9	37.5
Other	10.5	7.3

Total advance payments and deferred revenue/credits	$774.5	$1,156.2

8. Government Grants
     As part of our site construction projects in Kinston, North Carolina and Subang, Malaysia, we have the benefit of grants related to government funding of a portion of these buildings and other specific capital assets. Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income is being amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of June 30, 2011, the value recorded within property, plant and equipment related to the use of grant funds in North Carolina and Malaysia was $141.1, prior to amortization, including foreign exchange rate changes. For the six months ended July 1, 2010, $8.9 recorded in property, plant and equipment represented transactions where funds have been paid directly to contractors by an agency of the Malaysian Government in the case of Malaysia, and by the escrow agent in North Carolina, so they are not reflected on our Condensed Consolidated Statements of Cash Flows. There were no such payments for the six months ended June 30, 2011.
     Deferred grant income liability, net consists of the following:

June 30, 2011
Balance December 31, 2010	$133.5
Grant liability recorded	(1.9)
Grant income recognized	(0.7)
Exchange rate	1.1

Balance June 30, 2011	$132.0

     The asset related to the deferred grant income, net consists of the following:

June 30, 2011
Balance December 31, 2010	$133.4
Depreciation offset to amortization of grant	(2.6)
Exchange rate	1.2

Balance June 30, 2011	$132.0

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
Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.

Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Observable inputs, such as current and forward interest rates and foreign exchange rates, are used in determining the fair value of our interest rate swaps and foreign currency hedge contracts.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets and liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

	Fair Value Measurements
	June 30, 2011			At June 30, 2011 using
				Quoted Prices in	Significant
				Active Markets	Other	Significant
	Total Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at Fair	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)
Money Market Fund	$112.3	$112.3	$—	$112.3	$—	$—

Government and Corporate Debt Securities	$3.5	$3.6	$—	$3.6	$—	$—

Interest Rate Swaps	$(5.4)	$—	$(5.4)	$—	$(5.4)	$—

Foreign Currency Hedge Contracts	$(0.2)	$1.2	$(1.4)	$—	$(0.2)	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)

	Fair Value Measurements
	December 31, 2010			At December 31, 2010 using
				Quoted Prices in	Significant
				Active Markets	Other	Significant
	Total Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at Fair	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)
Money Market Fund	$372.1	$372.1	$—	$372.1	$—	$—

Government and Corporate Debt Securities	$3.5	$3.5	$—	$3.5	$—	$—

Interest Rate Swaps	$(9.3)	$—	$(9.3)	$—	$(9.3)	$—

Foreign Currency Hedge Contracts	$(1.6)	$2.0	$(3.6)	$—	$(1.6)	$—
     The fair value of the interest rate swaps and foreign currency hedge contracts are determined by using mark-to-market reports generated for each derivative and evaluated for counterparty risk. In the case of the interest rate swaps, the Company evaluated its counterparty risk using credit default swaps, historical default rates and credit spreads.
     The Company’s long-term debt consists of senior secured term loan, senior unsecured notes, and the Malaysia term loan. The estimated fair value of our debt obligations is based on the quoted market prices for such obligations. The following table presents the carrying amount and estimated fair value of long-term debt in accordance with FASB authoritative guidance on fair value measurements related to disclosures of financial instruments:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior secured term loan (including current portion)	$563.3	$564.9	$566.2	$568.3
Senior unsecured notes due 2017	294.5	316.5	294.2	315.0
Senior unsecured notes due 2020	300.0	308.3	300.0	300.4
Malaysian loan	18.4	17.8	18.2	17.9

Total	$1,176.2	$1,207.5	$1,178.6	$1,201.6

10. Derivative and Hedging Activities
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of June 30, 2011 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.
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
Interest Rate Swaps
     We enter into floating-to-fixed interest rate swap agreements periodically. As of June 30, 2011, the interest rate swap agreements had notional amounts totaling $725.0.

				Effective	Fair Value,
Notional Amount	Expires	Variable Rate	Fixed Rate(1)	Fixed Rate(2)	June 30, 2011
$100	July 2011	3 Month LIBOR	4.27%	7.17%	$(1.0)
$300	July 2011	3 Month LIBOR	3.23%	6.13%	$(2.2)
$50	March 2013	1 Month LIBOR	0.72%	3.62%	$(0.1)
$50	June 2013	1 Month LIBOR	0.84%	3.74%	$(0.2)
$225	July 2014	1 Month LIBOR	1.37%	4.27%	$(1.9)

				Total	$(5.4)

(1)	The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2)	The effective Term B fixed interest rate represents the fixed rate of the derivative instrument plus the 175 basis-point margin on the pro rata share of Term B-1 and 325 basis-point margin on the pro rata share of Term B-2 above the variable LIBOR borrowing rate we pay on the Term B loan.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
The fair value of the interest rate swaps was a liability (unrealized loss) of ($5.4) and ($9.3) at June 30, 2011 and December 31, 2010, respectively.
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
     We use foreign currency hedge contracts to reduce our exposure to currency exchange rate fluctuations, which include hedging contracts to hedge U.S. dollar revenue from certain customers. The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. The hedges are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. Gains and losses from these cash flow hedges are recorded to other comprehensive income until the underlying transaction for which the hedge was placed occurs and then the value in other comprehensive income is reclassified to earnings. The exception to the aforementioned treatment of realized gains/losses involves certain cash payments to Airbus, payable in British pounds sterling which were hedged, and this amount in Other Comprehensive Income was reclassified into Other Assets when the underlying transaction occurred and will be amortized over the first A350 contract block. The amount of unamortized loss reclassified out of Other Comprehensive Income into Other Assets for the three months ended June 30, 2011 was zero and for the six months ended June 30, 2011 was ($1.1) before tax, or ($0.7) after tax. The fair value of the forward contracts was a net liability of ($0.2) as of June 30, 2011.
Notional Amount

	June 30, 2011		December 31, 2010
		Foreign		Foreign
	USD	Currency	USD	Currency
Year	Buy/(Sell)(1)	Buy/(Sell)(1)	Buy/(Sell)(1)	Buy/(Sell)(1)
2011	$(11.6)	£7.2	$(44.1)	£27.3
2012	(9.0)	5.5	(8.9)	5.7
2013	—	(0.1)	—	(0.1)

	$(20.6)	£12.6	$(53.0)	£32.9

(1)	Includes foreign currency hedge contracts for 2011 through 2013 novated to Spirit Europe as a result of the acquisition of BAE Aerostructures on April 1, 2006, which had no underlying contractual transactions at the inception date of the contracts and, therefore, are classified as net debt securities which are not subject to hedge accounting. The mark-to-market values of these net debt securities are recorded through the Condensed Consolidated Statement of Operations on a monthly basis in accordance with FASB authoritative guidance on investments — debt and equity securities disclosures.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
The following table summarizes the Company’s fair value of outstanding derivatives at June 30, 2011 and December 31, 2010:

	Fair Values of Derivative Instruments
	Other Asset Derivatives		Other Liability Derivatives
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Derivatives designated as hedging instruments
Interest rate swaps
Current	$—	$—	$5.4	$9.3
Foreign currency hedge contracts
Current	0.3	0.1	0.3	1.3
Non-current	0.1	—	—	0.2

Total derivatives designated as hedging instruments	0.4	0.1	5.7	10.8

Derivatives not designated as hedging instruments
Foreign currency hedge contracts
Current	0.4	0.7	0.5	0.7
Non-current	0.4	1.2	0.6	1.4

Total derivatives not designated as hedging instruments	0.8	1.9	1.1	2.1

Total derivatives	$1.2	$2.0	$6.8	$12.9

The impact on other comprehensive income (“OCI”) and earnings from cash flow hedges three months ended June 30, 2011 and July 1, 2010 was as follows:

			Location of			Location of (Gain)
			(Gain) or Loss			or Loss Recognized
			Reclassified			in Income on
			from			Derivative
Derivatives in			Accumulated OCI into			(Ineffective Portion and Amount
Cash Flow	Amount of Gain or (Loss) Recognized		Income	Amount of Loss Reclassified from		Excluded from	Amount of Loss Recognized in Income on
Hedging	in OCI, net of tax, on Derivative		(Effective	Accumulated OCI into Income		Effectiveness	Derivative (Ineffective Portion and Amount
Relationships	(Effective Portion)		Portion)	(Effective Portion)		Testing)	Excluded from Effectiveness Testing)
	For the Three Months Ended			For the Three Months Ended			For the Three Months Ended
	June 30, 2011	July 1, 2010		June 30, 2011	July 1, 2010		June 30, 2011	July 1, 2010
Interest rate			Interest			Other (income)/
swaps	$(1.5)	$(0.4)	expense	$3.2	$4.2	expense	$—	$—
Foreign currency			Sales/			Other
hedge contracts	0.2	(0.6)	Revenue	—	0.5	(income)/expense	—	—

Total	$(1.3)	$(1.0)		$3.2	$4.7		$—	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
The impact on other comprehensive income (“OCI”) and earnings from cash flow hedges for the six months ended June 30, 2011 and July 1, 2010 was as follows:

			Location of			Location of (Gain)
			(Gain) or Loss			or Loss Recognized
			Reclassified			in Income on
			from			Derivative
Derivatives in			Accumulated OCI into			(Ineffective Portion and Amount
Cash Flow	Amount of Gain or (Loss) Recognized		Income	Amount of Loss Reclassified from		Excluded from	Amount of Loss Recognized in Income on
Hedging	in OCI, net of tax, on Derivative		(Effective	Accumulated OCI into Income		Effectiveness	Derivative (Ineffective Portion and Amount
Relationships	(Effective Portion)		Portion)	(Effective Portion)		Testing)	Excluded from Effectiveness Testing)
	For the Six Months Ended			For the Six Months Ended			For the Six Months Ended
	June 30, 2011	July 1, 2010		June 30, 2011	July 1, 2010		June 30, 2011	July 1, 2010
Interest rate			Interest			Other (income)/
swaps	$(1.6)	$(2.1)	expense	$6.4	$8.5	expense	$—	$—
Foreign currency			Sales/			Other
hedge contracts	0.8	(2.5)	Revenue	0.1	0.8	(income)/expense	—	—

Total	$(0.8)	$(4.6)		$6.5	$9.3		$—	$—

     The impact on earnings from foreign currency hedge contracts that do not qualify as cash flow hedges was not material for the six months ended June 30, 2011 and July 1, 2010.
     Gains and losses accumulated in OCI for interest rate swaps are reclassified into earnings as each interest rate period is reset. During the next twelve months, the Company estimates that a loss of ($1.9) will be reclassified from OCI, net of tax, as a charge to earnings from interest rate swaps. Interest rate swaps are placed for a period of time not to exceed the maturity of the Company’s senior secured term loan. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.
     Gains and losses accumulated in OCI for foreign currency hedge contracts are reclassified into earnings as the underlying transactions for which the contracts were entered into are realized. During the next twelve months, the Company estimates that a loss of ($0.1) will be reclassified from OCI, net of tax. None of the gains or losses reclassified to earnings are attributable to the discontinuance of cash flow hedges.
11. Investments
     The amortized cost and approximate fair value of held-to-maturity securities are as follows:

	June 30, 2011		December 31, 2010
	Current	Noncurrent	Current	Noncurrent
Government and Corporate Debt Securities
Amortized cost	$0.5	$3.0	$0.9	$2.6
Unrealized gains	—	0.1	—	—
Unrealized losses	—	—	—	—

Fair value	$0.5	$3.1	$0.9	$2.6

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Maturities of held-to-maturity securities at June 30, 2011 are as follows:

	Amortized	Approximate
	Cost	Fair Value
Within One Year	$0.5	$0.5
One to Five Years	2.1	2.2
Five to Ten Years	0.1	0.1
After Ten Years	0.8	0.8

Total	$3.5	$3.6

     At June 30, 2011 and December 31, 2010, the fair value of certain investments in debt and marketable securities are less than their historical cost. Total fair value of these investments at June 30, 2011 and December 31, 2010, was $0.8 and $1.2, respectively, which is approximately 22.3% and 34.0% of the Company’s held-to-maturity investment portfolio. These declines primarily resulted from decreases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.
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
12. Debt
     Total debt shown on the balance sheet is comprised of the following:

	June 30,	December 31,
	2011	2010
Senior secured term loan (short and long-term)	$563.3	$566.2
Senior notes (due 2017 and 2020)	594.5	594.2
Malaysian term loan	18.4	18.2
Present value of capital lease obligations	17.7	17.2
Other	0.7	1.0

Total	$1,194.6	$1,196.8

Senior Secured Term Loan
     We are a party to a credit agreement that consists of a senior secured term loan and a senior secured revolving line of credit. On October 15, 2010, we entered into Amendment No. 3 to the credit agreement. As a result of the amendment, among other things, the revolving credit commitment was increased from $408.8 to $650.0 and the maturity date of the revolving credit commitment was extended to September 30, 2014. The credit agreement amendment also extended the maturity date for $437.4 (Term B-2) of the outstanding term loan to September 30, 2016. The maturity date for the $130.2 (Term B-1) balance of the outstanding term loan remained at September 30, 2013. Substantially all of Spirit’s assets, including inventory and property, plant and equipment are pledged as collateral for both the term loan and the revolving credit facility. As of June 30, 2011 and December 31, 2010, the outstanding balance of the term loan was $563.3 and $566.2, respectively. Amounts outstanding under the revolving credit facility were zero at June 30, 2011 and December 31, 2010. As of June 30, 2011, there were $20.1 of letters of credit outstanding under the revolving credit agreement.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
As of the issue date, the applicable margin with respect to base rate borrowings under this portion of the revolving credit facility is 2.50% and the applicable margin with respect to LIBOR rate borrowings under this portion of the revolving credit facility is 3.50%. The applicable margin for borrowings under this portion of the revolving credit facility are subject to adjustment based on our Consolidated Total Leverage, and may range from 2.00% to 3.00% with respect to base rate borrowings and from 3.00% to 4.00% with respect to LIBOR rate borrowings. At June 30, 2011, the Company’s total leverage ratio was 2.65:1.0 resulting in applicable margins of 3.5% per annum on LIBOR borrowings on Extending Revolving Loans and margins of 2.5% per annum on alternative base rate borrowings on Extending Revolving Loans.
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
     The credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. The credit agreement also contains Covenant Leverage Ratio, Interest Coverage Ratio and Total Leverage Ratio financial covenants. The Covenant Leverage Ratio covenant (as defined in the credit agreement) provides that the Covenant Leverage Ratio shall not exceed 2.5:1.0 through the final maturity date of the credit agreement. The Interest Coverage Ratio covenant (as defined in the credit agreement) provides that the Interest Coverage Ratio shall not be less than 4.0:1.0 through the final maturity date of the credit agreement. The Total Leverage Ratio covenant (as defined in the credit agreement) provides that the Total Leverage Ratio shall not exceed 3.5:1.0 through the final maturity date of the credit agreement. The Financial Covenant ratios are calculated as of the last day of each fiscal quarter. Failure to meet these financial covenants would be an event of default under the credit agreement. As of June 30, 2011, we were and expect to remain in full compliance with all covenants contained within our credit agreement.
Senior Notes
     On November 18, 2010, we issued $300.0 aggregate of 6 3/4% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The Company used the proceeds to repay borrowings under its existing senior secured revolving credit facility without any reduction of the lenders’ commitment thereunder, for general corporate purposes and to pay fees and expenses incurred in connection with the offering. The carrying value of the 2020 Notes was $300.0 as of June 30, 2011.
     On September 30, 2009, we issued $300.0 of 7 1/2% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable, in cash in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $294.5 as of June 30, 2011.
     As of June 30, 2011, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes.
Malaysian Term Loan
     On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement (“Facility Agreement”) for a term loan facility for Ringgit Malaysia RM69.2 (approximately USD $20.0 equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The facility requires quarterly principal repayments of RM3.3 (USD $1.0) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.5% per annum. The Malaysia Facility loan balance as of June 30, 2011 was $18.4.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
France Factory
     On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL (“Spirit France”) entered into a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of an aerospace-related component assembly plant in Saint-Nazaire, France (the “Saint-Nazaire Project”). The Saint-Nazaire Project was completed in the fourth quarter of 2010 and is expected to be operational during 2011. Lease payments are variable, subject to the three-month Euribor rate plus 2.2%. Lease payments are due quarterly through April 2025. As of June 30, 2011, the Saint-Nazaire capital lease balance was $13.1.
13. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three		For the Six
	Months Ended		Months Ended
	June 30, 2011	July 1, 2010	June 30, 2011	July 1, 2010
Components of Net Periodic Pension Income
Service cost	$1.4	$1.5	$2.8	$3.1
Interest cost	11.0	10.4	22.2	20.8
Expected return on plan assets	(17.0)	(16.0)	(33.6)	(31.9)
Amortization of net (gain)/loss	(0.5)	—	(0.1)	(0.1)

Net periodic pension income	$(5.1)	$(4.1)	$(8.7)	$(8.1)

	Other Benefits
	For the Three		For the Six
	Months Ended		Months Ended
	June 30, 2011	July 1, 2010	June 30, 2011	July 1, 2010
Components of Other Benefit Expense
Service cost	$0.7	$0.8	$1.5	$1.5
Interest cost	0.9	1.0	1.9	1.9
Amortization of net (gain)/loss	—	0.2	0.3	0.4

Net periodic other benefit expense	$1.6	$2.0	$3.7	$3.8

Employer Contributions
     We expect to contribute zero dollars to the U.S. qualified pension plan and less than $0.4 to both the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2011. Our projected contributions to the U.K. pension plan for 2011 are $8.1, of which $4.0 was contributed by the end of the second quarter of 2011. We anticipate contributing the additional $4.1 to the U.K. pension plan during the remainder of 2011. The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.
14. Stock Compensation
     The Company has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.
     For the three months ended June 30, 2011, the Company recognized a total of $3.0 of stock compensation expense, net of forfeitures, as compared to $19.3 of stock compensation expense, net of forfeitures, recognized for the three months ended July 1, 2010. The entire $3.0 of stock compensation expense recorded for the three months ended June 30, 2011 was recorded as expense in selling, general and administrative expense. Of the $19.3 of stock compensation expense recorded for the three months ended July 1, 2010, $17.3 was charged directly to cost of sales, $1.8 was recorded as expense in selling, general and administrative expense, and the remaining $0.1 was capitalized in inventory and is recognized through cost of sales consistent with the accounting methods we follow in accordance with FASB authoritative guidance related to revenue recognition for construction-type and production-type contracts.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     For the six months ended July 30, 2011, the Company recognized a total of $5.2 of stock compensation expense, net of forfeitures, as compared to $21.6 of stock compensation expense, net of forfeitures, recognized for the six months ended July 1, 2010. Of the total $5.2 of stock compensation expense recorded for the six months ended July 30, 2011, less than $0.1 was charged directly to cost of sales, $5.1 was recorded as expense in selling, general and administrative expense, and the remaining $0.1 was capitalized in inventory and is recognized through cost of sales in accordance with FASB authoritative guidance. Of the $21.6 of stock compensation expense recorded for the six months ended July 1, 2010, $17.3 was charged directly to cost of sales, $4.0 was recorded as expense in selling, general and administrative expense, and the remaining $0.2 was capitalized in inventory and is recognized through cost of sales in accordance with FASB authoritative guidance.
     In May 2011, 524,637 shares of Class A common stock with a value of $12.4 were granted under the Company’s Long-Term Incentive Plan and will vest annually in three equal installments beginning on the two-year anniversary of the grant date. Also in May 2011, 30,247 shares of Class A common stock with a value of $0.7 were granted under the Company’s Director Stock Plan and will vest on the one-year anniversary of the grant date. In the second quarter of 2011, 33,002 shares of Class A common stock with a value of $0.7 granted under the Company’s Director Stock Plan, 307,118 shares of Class A common stock with a value of $5.3 granted under the Company’s Third Amended and Restated Long-Term Incentive Plan, and 9,518 shares of Class A common stock with a value of $0.2 granted under the Company’s Amended and Restated Short-Term Incentive Plan vested.
     Due to the occurrence of a secondary stock offering by the Company’s controlling stockholder during the second quarter of 2011, which is considered a liquidity event under the Company’s Amended and Restated Executive Incentive Plan, 396,156 shares of Class B common stock with a value of $1.3 granted under the Company’s Amended and Restated Executive Incentive Plan vested.
15. Income Taxes
     The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax assets as of June 30, 2011 and December 31, 2010 were $90.7 and $94.5, respectively.
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
     The 29.4% effective tax rate for the six months ended June 30, 2011 differs from the 25.2% effective tax rate for the same period in 2010 primarily due to favorably settling the 2005 and 2006 U.S. Federal examinations last year and lower state income tax credits this year, partially offset by the U.S. Research Tax Credit (“Research Credit”) reinstated on December 17, 2010.
     The Internal Revenue Service is currently examining the Company’s 2008 and 2009 U.S. Federal income tax returns and we are participating in the Compliance Assurance Process (“CAP”) program for our 2011 tax year. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. While a change could result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.
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
     The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	June 30, 2011			July 1, 2010
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common shareholders	$29.5	139.2	$0.21	$54.5	137.5	$0.40
Income allocated to participating securities	0.6	2.4		0.6	1.6

Net Income	$30.1			$55.1

Diluted potential common shares		0.7			1.3
Diluted EPS
Net Income	$30.1	142.3	$0.21	$55.1	140.4	$0.39

	For the Six Months Ended
	June 30, 2011			July 1, 2010
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common shareholders	$63.5	138.9	$0.46	$109.4	137.4	$0.80
Income allocated to participating securities	1.2	2.5		1.2	1.5

Net Income	$64.7			$110.6

Diluted potential common shares		1.0			1.7
Diluted EPS
Net Income	$64.7	142.4	$0.45	$110.6	140.6	$0.79
     The balance of outstanding common shares presented in the consolidated statement of shareholders’ equity was 142.8 million and 141.2 million at June 30, 2011 and July 1, 2010, respectively. Included in the outstanding common shares were 2.7 million and 3.2 million of issued but unvested shares at June 30, 2011 and July 1, 2010, respectively, which are excluded from the basic EPS calculation.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Comprehensive Income
     Components of comprehensive income, net of tax, consist of the following:

	For the Three Months Ended June 30, 2011
	Before Tax	Tax (Expense)	Net-of Tax
	Amount	or Benefit	Amount
Net income	$42.0	$(11.9)	$30.1
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps	(2.4)	0.9	(1.5)
Less: reclassification adjustment for (gain) loss realized in net income	3.2	(1.2)	2.0

Net unrealized gain (loss) on interest rate swaps	0.8	(0.3)	0.5
Unrealized gain (loss) on foreign currency hedge contracts	0.3	(0.1)	0.2
Less: reclassification adjustment for (gain) loss realized in net income	—	—	—
Less: reclassification adjustment for (gain) loss realized in other assets	—	—	—

Net unrealized gain (loss) on foreign currency hedge contracts	0.3	(0.1)	0.2
Pension, SERP and Retiree Medical adjustments	0.1	(0.1)	—
Unrealized gain (loss) on intercompany loan	(0.1)	—	(0.1)
Foreign currency translation adjustments	(0.3)	—	(0.3)

Total Comprehensive Income	$42.8	$(12.4)	$30.4

	For the Three Months Ended July 1, 2010
	Before Tax	Tax (Expense)	Net-of Tax
	Amount	or Benefit	Amount
Net income	$74.7	$(19.6)	$55.1
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps	(0.6)	0.2	(0.4)
Less: reclassification adjustment for (gain) loss realized in net income	4.3	(1.6)	2.7

Net unrealized gain (loss) on interest rate swaps	3.7	(1.4)	2.3
Unrealized gain (loss) on foreign currency hedge contracts	(0.8)	0.2	(0.6)
Less: reclassification adjustment for (gain) loss realized in net income	0.5	(0.2)	0.3

Net unrealized gain (loss) on foreign currency hedge contracts	(0.3)	—	(0.3)
Pension, SERP and Retiree Medical adjustments	0.3	(0.1)	0.2
Unrealized gain (loss) on intercompany loan	(1.7)	1.0	(0.7)
Foreign currency translation adjustments	(1.3)	—	(1.3)

Total Comprehensive Income	$75.4	$(20.1)	$55.3

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)

	For the Six Months Ended June 30, 2011
	Before Tax	Tax (Expense)	Net-of Tax
	Amount	or Benefit	Amount
Net income	$91.9	$(27.2)	$64.7
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps	(2.6)	1.0	(1.6)
Less: reclassification adjustment for (gain) loss realized in net income	6.4	(2.4)	4.0

Net unrealized gain (loss) on interest rate swaps	3.8	(1.4)	2.4
Unrealized gain (loss) on foreign currency hedge contracts	1.1	(0.3)	0.8
Less: reclassification adjustment for (gain) loss realized in net income	0.1	—	0.1
Less: reclassification adjustment for (gain) loss realized in other assets	1.1	(0.4)	0.7

Net unrealized gain (loss) on foreign currency hedge contracts	2.3	(0.7)	1.6
Pension, SERP and Retiree Medical adjustments	0.2	(0.1)	0.1
Unrealized gain (loss) on intercompany loan	2.1	(0.6)	1.5
Foreign currency translation adjustments	3.7	—	3.7

Total Comprehensive Income	$104.0	$(30.0)	$74.0

	For the Six Months Ended July 1, 2010
	Before Tax	Tax (Expense)	Net-of Tax
	Amount	or Benefit	Amount
Net income	$148.0	$(37.4)	$110.6
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps	(3.4)	1.3	(2.1)
Less: reclassification adjustment for (gain) loss realized in net income	8.6	(3.3)	5.3

Net unrealized gain (loss) on interest rate swaps	5.2	(2.0)	3.2
Unrealized gain (loss) on foreign currency hedge contracts	(3.7)	1.2	(2.5)
Less: reclassification adjustment for (gain) loss realized in net income	0.8	(0.2)	0.6

Net unrealized gain (loss) on foreign currency hedge contracts	(2.9)	1.0	(1.9)
Pension, SERP and Retiree Medical adjustments	0.2	(0.1)	0.1
Unrealized gain (loss) on intercompany loan	(9.3)	5.4	(3.9)
Foreign currency translation adjustments	(6.8)	—	(6.8)

Total Comprehensive Income	$134.4	$(33.1)	$101.3

Noncontrolling Interest
     Noncontrolling interest at June 30, 2011 remained unchanged from the prior year at $0.5.
17. Related Party Transactions
     On March 26, 2007, Hawker Beechcraft, Inc. (“Hawker”), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. The Company’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker. For the three months ended June 30, 2011 and July 1, 2010, sales to Hawker were $2.3 and $1.2, respectively, and for the six months ended June 30, 2011 and July 1, 2010, sales to Hawker were $4.5 and $2.4, respectively. Receivables due from Hawker were $2.8 as of June 30, 2011.
     A member of Holdings’ Board of Directors served as Chairman, President, and Chief Executive Officer of Aviall, Inc., the parent company of one of our customers, Aviall Services, Inc. and a wholly-owned subsidiary of Boeing until his retirement in February 2010. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc. which has terminated.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Net revenues under the distribution agreement were $1.1 for the three months ended July 1, 2010, and $2.0 for the six months ended July 1, 2010.
     The Company paid $0.2 to a subsidiary of Onex for services rendered for each of the three month periods ended June 30, 2011 and July 1, 2010, and $0.2 for each of the six month periods ended June 30, 2011 and July 1, 2010. Management believes the amounts charged were reasonable in relation to the services provided.
     Boeing owned and operated significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, was providing those systems and support services to Spirit under a Transition Services Agreement. The services covered by the Transition Services Agreement have now been established by the Company, and the agreement terminated. Under the Transition Services Agreement, the Company incurred no fees for each of the three month periods ended June 30, 2011 and July 1, 2010, and fees of zero and less than $0.1 for the six months ended June 30, 2011 and July 1, 2010, respectively. The amounts owed to Boeing and recorded as accrued liabilities were zero and $0.2 at June 30, 2011 and July 1, 2010, respectively.
     The spouse of one of the Company’s recently retired executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees to the firm of $0.7 and $0.3 for the three months ended June 30, 2011 and July 1, 2010, respectively, and $0.9 and $0.6 for the six month periods ended June 30, 2011 and July 1, 2010, respectively.
     On April 20, 2011, an executive of the Company was elected to the Board of Directors of Rockwell Collins, Inc., a supplier utilized by the Company. Under the commercial terms of the arrangement with the supplier, Spirit paid less than $0.1 for each of the three and six month periods ended June 30, 2011. The amounts owed to Rockwell Collins and recorded as accrued liabilities were less than $0.1 for each of the three and six month periods ended June 30, 2011.
     An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties. Such fees are not material to Spirit.
18. Commitments, Contingencies and Guarantees
Litigation
     From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at June 30, 2011 or December 31, 2010 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
On July 11, 2011, the District Court granted a request to allow plaintiffs to appeal several of the District Court’s previous rulings to the Tenth Circuit Court of Appeals, which could reverse the District’s Court’s June 30, 2010 ruling. The Company intends to continue to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
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
     On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants include Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with Boeing and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income Security Act and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification and are currently in the discovery process. The sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the asset purchase agreement from the Boeing Acquisition between Boeing and Spirit. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
     On July 21, 2005, the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) filed a grievance against Boeing on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, regarding issues that parallel those asserted in Harkness et al. v. The Boeing Company et al. Boeing denied the grievance, and the UAW subsequently filed suit to compel arbitration, which the parties eventually agreed to pursue. The arbitration was conducted in January 2008. In July 2008, the arbitrator issued an opinion and award in favor of the UAW. The arbitrator directed Boeing to reinstate the seniority of the employees and “afford them the benefits appurtenant thereto.” On March 5, 2009, the arbitrator entered an Opinion and Supplemental Award that directed Boeing to award certain benefits to UAW members upon whose behalf the grievance was brought, notwithstanding the prior denial of such benefits by the Boeing Plan Administrator. On April 10, 2009, Boeing filed a Complaint in the United States District Court for the Northern District of Illinois, seeking a ruling that the Arbitrator exceeded his authority in granting the Supplemental Award. On September 16, 2009, the District Court entered an order affirming the arbitrator’s Supplemental Award. Boeing appealed the District Court’s decision to the U.S. Seventh Circuit Court of Appeals, which affirmed the District Court’s decision. Boeing previously notified Spirit of its intent to seek indemnification from Spirit for any “indemnifiable damages” it may incur in the UAW matter, pursuant to the terms of the asset purchase agreement from the Boeing Acquisition. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     On May 11, 2009, Spirit filed a lawsuit in the United States District Court for the District of Kansas against SPS Technologies LLC (“SPS”), and Precision Castparts Corp. Spirit’s claims are based on the sale by SPS of certain non-conforming nut plate fasteners to Spirit between August 2007 and August 2008. Many of the fasteners were used on assemblies that Spirit sold to a customer. In the fall of 2008, Spirit discovered the non-conformity and notified the customer of the discrepancy. Subsequently, Spirit and the customer removed and replaced nut plates on various in-process aircraft assemblies and subsequently agreed to an appropriate cost related to those efforts. Spirit’s lawsuit seeks damages, including damages related to these efforts, under various theories, including breach of contract and breach of implied warranty.
Guarantees
     Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of June 30, 2011 and December 31, 2010, outstanding letters of credit were $20.1 and $18.9, respectively, and outstanding guarantees were $28.4 and $23.6, respectively.
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
     The following is a roll forward of the service warranty and extraordinary rework balance at June 30, 2011:

Balance, December 31, 2010	$18.7
Charges to costs and expenses(1)	13.5
Write-offs, net of recoveries	(13.1)
Exchange rate	0.1

Balance June 30, 2011	$19.2

(1)	During the second quarter of 2011, we expensed an additional $9.0 to charges and unallocated cost of sales due to changes in claims data and historical experience.
19. Other Income (Expense), Net
     Other income (expense), net, is summarized as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	July 1,	June 30,	July 1,
	2011	2010	2011	2010
KDFA bond	$1.0	$0.9	$2.1	$1.9
Rental and miscellaneous income	0.2	0.2	0.2	0.4
Foreign currency gains (losses)	(1.1)	1.6	(0.7)	(5.1)

Total	$0.1	$2.7	$1.6	$(2.8)

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
20. Segment Information
     The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 95% of the Company’s net revenues for the six months ended June 30, 2011 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses, unallocated research and development and unallocated cost of sales. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins. Unallocated research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment. Unallocated cost of sales is related to an increase in warranty and extraordinary rework reserves and early retirement elected by eligible UAW- represented employees during the second quarter of 2011, and in 2010 are related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010. All of these unallocated items are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
The following table shows segment information:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2011	2010	2011	2010
Segment Revenues
Fuselage Systems(1)	$773.1	$515.2	$1,301.1	$1,031.4
Propulsion Systems	317.7	272.0	590.7	546.4
Wing Systems(1)	372.5	266.9	617.4	515.8
All Other	2.3	1.9	6.0	5.7

	$1,465.6	$1,056.0	$2,515.2	$2,099.3

Segment Operating Income
Fuselage Systems(1)(2)	$95.1	$80.9	$142.1	$156.8
Propulsion Systems	48.2	33.4	89.0	67.0
Wing Systems(1)(3)	(31.2)	28.3	(13.8)	47.2
All Other	0.5	(2.5)	0.5	(2.2)

Business Segment Operating Income	112.6	140.1	217.8	268.8
Unallocated corporate SG&A	(37.6)	(34.7)	(72.7)	(69.7)
Unallocated research and development	(0.5)	(0.8)	(1.0)	(1.5)
Unallocated cost of sales (4)	(10.9)	(18.9)	(10.9)	(18.9)

Total operating income	$63.6	$85.7	$133.2	$178.7

(1)	Includes recognition of deferred revenue associated with the B787 Amendment in the second quarter of 2011.

(2)	Net of $28.2 forward-loss recorded for the Sikorsky CH-53K program in the first quarter of 2011.

(3)	Net of 53.3 forward-loss recorded for the G280 program in the second quarter of 2011.

(4)	Includes charges in the second quarter of 2011 of $9.0 change in estimate to increase warranty and extraordinary rework reserves and $1.8 in early retirement incentives elected by eligible UAW-represented employees. Includes a charge in the second quarter of 2010 of $18.9 related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010.

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
     In connection with the initial sale of the 2017 Notes and the 2020 Notes, the Company entered into Registration Rights Agreements with the initial purchasers of the 2017 Notes and the 2020 Notes, respectively, party thereto, pursuant to which the Company, Spirit and the Subsidiary Guarantors (as defined below) agreed to file (x) a registration statement with respect to an offer to exchange original 2017 Notes for a new issue of substantially identical notes registered under the Securities Act (the “2017 Notes Exchange Offer”) and (y) a registration statement with respect to an offer to exchange the original 2020 Notes for a new issue of substantially identical notes registered under the Securities Act (the “2020 Notes Exchange Offer”). The 2017 Notes Exchange Offer was consummated on May 26, 2010. The 2020 Notes Exchange Offer was consummated on January 31, 2011. The 2017 Notes and 2020 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and its 100% owned domestic subsidiaries (the “Subsidiary Guarantors”).
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2011

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Net Revenues	$1,362.4	$11.4	$118.7	$(26.9)	$1,465.6
Operating costs and expenses
Cost of sales	1,264.3	9.6	107.6	(26.9)	1,354.6
Selling, general and administrative	35.9	1.0	4.2	—	41.1
Research and development	6.0	—	0.3	—	6.3

Total operating costs and expenses	1,306.2	10.6	112.1	(26.9)	1,402.0
Operating income	56.2	0.8	6.6	—	63.6
Interest expense and financing fee amortization	(21.4)	—	(1.7)	1.4	(21.7)
Interest income	1.5	—	—	(1.4)	0.1
Other income (expense), net	1.1	—	(1.0)	—	0.1

Income (loss) before income taxes and equity in net loss of affiliates	37.4	0.8	3.9	—	42.1
Income tax benefit (provision)	(11.7)	(0.3)	0.1	—	(11.9)

Income (loss) before equity in net loss of affiliates	25.7	0.5	4.0	—	30.2
Equity in net loss of affiliates	(0.1)	—	—	—	(0.1)

Net income	$25.6	$0.5	$4.0	$—	$30.1

Condensed Consolidating Statements of Operations
For the Three Months Ended July 1, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Net Revenues	$947.5	$0.3	$128.5	$(20.3)	$1,056.0
Operating costs and expenses
Cost of sales	825.1	0.3	114.5	(20.3)	919.6
Selling, general and administrative	32.5	1.4	4.2	—	38.1
Research and development	11.6	—	1.0	—	12.6

Total operating costs and expenses	869.2	1.7	119.7	(20.3)	970.3
Operating income (loss)	78.3	(1.4)	8.8	—	85.7
Interest expense and financing fee amortization	(13.7)	—	(1.0)	0.9	(13.8)
Interest income	1.0	—	—	(0.9)	0.1
Other income, net	0.9	—	1.8	—	2.7

Income (loss) before income taxes and equity in net loss of affiliates	66.5	(1.4)	9.6	—	74.7
Income tax benefit (provision)	(18.4)	0.5	(1.7)	—	(19.6)

Income (loss) before equity in net loss of affiliates	48.1	(0.9)	7.9	—	55.1
Equity in net loss of affiliates	—	—	—	—	—

Net income (loss)	$48.1	$(0.9)	$7.9	$—	$55.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2011

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Net Revenues	$2,305.7	$11.9	$246.3	$(48.7)	$2,515.2
Operating costs and expenses
Cost of sales	2,094.3	9.5	227.5	(48.7)	2,282.6
Selling, general and administrative	69.2	1.4	9.5	—	80.1
Research and development	19.0	—	0.3	—	19.3

Total operating costs and expenses	2,182.5	10.9	237.3	(48.7)	2,382.0
Operating income	123.2	1.0	9.0	—	133.2
Interest expense and financing fee amortization	(42.0)	—	(3.1)	2.5	(42.6)
Interest income	2.7	—	—	(2.5)	0.2
Other income (expense), net	2.1	—	(0.5)	—	1.6

Income (loss) before income taxes and equity in net loss of affiliates	86.0	1.0	5.4	—	92.4
Income tax benefit (provision)	(27.7)	(0.4)	0.9	—	(27.2)

Income (loss) before equity in net loss of affiliates	58.3	0.6	6.3	—	65.2
Equity in net loss of affiliates	(0.1)	—	(0.4)	—	(0.5)

Net income	$58.2	$0.6	$5.9	$—	$64.7

Condensed Consolidating Statements of Operations
For the Six Months Ended July 1, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Net Revenues	$1,886.2	$0.5	$247.2	$(34.6)	$2,099.3
Operating costs and expenses
Cost of sales	1,631.6	0.5	223.2	(34.6)	1,820.7
Selling, general and administrative	67.5	1.9	8.0	—	77.4
Research and development	21.5	—	1.0	—	22.5

Total operating costs and expenses	1,720.6	2.4	232.2	(34.6)	1,920.6
Operating income (loss)	165.6	(1.9)	15.0	—	178.7
Interest expense and financing fee amortization	(27.5)	—	(2.0)	1.7	(27.8)
Interest income	1.9	—	—	(1.7)	0.2
Other income (expense), net	1.9	—	(4.7)	—	(2.8)

Income (loss) before income taxes and equity in net loss of affiliates	141.9	(1.9)	8.3	—	148.3
Income tax benefit (provision)	(37.2)	0.7	(0.9)	—	(37.4)

Income (loss) before equity in net loss of affiliates	104.7	(1.2)	7.4	—	110.9
Equity in net loss of affiliates	—	—	(0.3)	—	(0.3)

Net income (loss)	$104.7	$(1.2)	$7.1	$—	$110.6

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Balance Sheet
June 30, 2011

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Current assets
Cash and cash equivalents	$125.6	$—	$28.5	$—	$154.1
Accounts receivable, net	380.4	10.0	121.7	(164.2)	347.9
Inventory, net	2,213.2	67.9	159.1	—	2,440.2
Deferred tax asset-current	59.8	—	0.3	—	60.1
Other current assets	27.8	—	2.1	—	29.9

Total current assets	2,806.8	77.9	311.7	(164.2)	3,032.2
Property, plant and equipment, net	1,020.4	314.3	162.9	—	1,497.6
Pension assets	180.5	—	4.8	—	185.3
Investment in subsidiary	279.9	—	—	(279.9)	—
Deferred tax asset- non-current, net	38.3	—	—	—	38.3
Other assets	302.8	80.0	32.9	(314.4)	101.3

Total assets	$4,628.7	$472.2	$512.3	$(758.5)	$4,854.7

Current liabilities
Accounts payable	$413.6	$82.6	$124.7	$(164.2)	$456.7
Accrued expenses	160.1	0.6	13.1	—	173.8
Profit sharing/deferred compensation	26.2	—	1.5	—	27.7
Current portion of long-term debt	7.2	—	2.4	—	9.6
Advance payments, short-term	36.2	—	—	—	36.2
Deferred revenue, short-term	40.1	—	1.2	—	41.3
Deferred grant income liability — current	—	4.5	1.2	—	5.7
Other current liabilities	5.4	—	4.1	—	9.5

Total current liabilities	688.8	87.7	148.2	(164.2)	760.5
Long-term debt	1,153.9	80.0	185.5	(234.4)	1,185.0
Advance payments, long-term	662.5	—	—	—	662.5
Pension/OPEB obligation	75.9	—	—	—	75.9
Deferred grant income liability — non-current	—	91.6	34.7	—	126.3
Deferred revenue and other deferred credits	25.1	—	9.4	—	34.5
Other liabilities	181.3	0.3	17.3	(80.0)	118.9
Shareholders’ equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 118,407,515 shares issued	1.2	—	—	—	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 24,405,838 shares issued	0.2	—	—	—	0.2
Additional paid-in capital	989.8	210.7	69.2	(279.9)	989.8
Accumulated other comprehensive loss	(58.7)	—	(7.3)	—	(66.0)
Retained earnings	908.7	1.9	54.8	—	965.4

Total shareholders’ equity	1,841.2	212.6	116.7	(279.9)	1,890.6
Noncontrolling interest	—	—	0.5	—	0.5

Total equity	1,841.2	212.6	117.2	(279.9)	1,891.1

Total liabilities and shareholders’ equity	$4,628.7	$472.2	$512.3	$(758.5)	$4,854.7

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2011

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$(209.8)	$19.0	$(51.1)	$—	$(241.9)

Investing activities
Purchase of property, plant and equipment	(54.1)	(19.0)	(11.3)	—	(84.4)
Proceeds from sale of assets	0.2	—	0.2	—	0.4

Net cash (used in) investing activities	(53.9)	(19.0)	(11.1)	—	(84.0)

Financing activities
Principal payments of debt	(3.8)	—	(0.3)	—	(4.1)
Collection on (repayment of) intercompany debt	(24.2)	—	24.2	—	—
Excess tax benefits from share-based payment arrangements	1.2	—	—	—	1.2

Net cash provided by (used in) financing activities	(26.8)	—	23.9	—	(2.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	1.3	—	1.3

Net (decrease) in cash and cash equivalents for the period	(290.5)	—	(37.0)	—	(327.5)
Cash and cash equivalents, beginning of period	416.1	—	65.5	—	481.6

Cash and cash equivalents, end of period	$125.6	$—	$28.5	$—	$154.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Statements of Cash Flows
For the Six Months Ended July 1, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$(101.4)	$(1.9)	$(14.0)	$—	$(117.3)

Investing activities
Purchase of property, plant and equipment	(45.3)	(81.2)	(4.1)	—	(130.6)
Investment in subsidiary	(86.0)	—	—	86.0	—
Other	0.1	—	(0.8)	—	(0.7)

Net cash provided by (used in) investing activities	(131.2)	(81.2)	(4.9)	86.0	(131.3)

Financing activities
Principal payments of debt	(5.8)	—	(0.1)	—	(5.9)
Collection on (repayment of) intercompany debt	7.1	—	(7.1)	—	—
Proceeds from parent company contribution	—	83.1	2.9	(86.0)	—
Debt issuance and financing costs	3.1	—	—	—	3.1

Net cash provided by (used in) financing activities	4.4	83.1	(4.3)	(86.0)	(2.8)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Net (decrease) in cash and cash equivalents for the period	(228.2)	—	(23.2)	—	(251.4)
Cash and cash equivalents, beginning of period	317.1	—	51.9	—	369.0

Cash and cash equivalents, end of period	$88.9	$—	$28.7	$—	$117.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”), filed with the SEC on February 22, 2011 and this Quarterly Report. See also “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.
Recent Events
     On July 22, 2011, Mr. James Welch, a Director of the Company, informed the Company of his intention to resign from the Board of Directors of the Company, as a result of his acceptance of an appointment as Chief Executive Officer of YRC Worldwide, Inc. Mr. Welch’s resignation took effect immediately.
     On July 21, 2011, we announced David Coleal would be joining the Company as Senior Vice President and General Manager of the Fuselage Segment. In addition, we announced that Mike King assumed the position of Senior Vice President and Chief Operations Officer. Mr. King replaced Richard (Buck) Buchanan who assumed the position of Senior Vice President-Advanced Projects. John Lewelling, our Senior Vice President/General Manager, Wing Systems, has been assigned to the position of Senior Vice President, Corporate Strategy.
     On July 20, 2011, we announced the recognition of a pre-tax charge of approximately $53.3 million, or $0.26 per share in the second quarter of 2011, on the Gulfstream G280 wing program as a result of additional cost growth and our decision to establish program management and production at our North Carolina facility. These costs were recorded as an additional forward-loss in the Company’s Wing Segment in the second quarter of 2011 and are described below under “— Results of Operations.”
     On June 23, 2011, we began contract negotiations with employees represented by the Society of Professional Engineering Employees in Aerospace — Wichita Technical and Professional Unit (“SPEEA”). The original contract expired on July 11, 2011 and was extended to July 25, 2011. The union rejected the contract offer on July 28, 2011. No timing has been set for continued negotiations. SPEEA represents about 2,300 professional and technical non-engineering employees in Wichita.
     On May 12, 2011, Spirit and Boeing formally amended the B787 Supply Agreement finalizing substantially all of the provisions of the memorandum of agreement (“MOA”) entered into in December 2010 (the “B787 Amendment”). Our financial results for the three and six months ended June 30, 2011 incorporate the provisions of the B787 Amendment as described under “- Results of Operations” and “- Liquidity and Capital Resources”.
Overview
     We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the three months ended June 30, 2011, we generated net revenues of $1,465.6 million and net income of $30.1 million and for the six months ended June 30, 2011, we generated net revenues of $2,515.2 million and net income of $64.7 million.
     We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program. The Propulsion Systems segment manufactures products at our facilities in Wichita, Kansas. The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma, Prestwick, Scotland, Subang, Malaysia and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 22%, 25% and less than 1%, respectively, of our net revenues for the three months ended June 30, 2011. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 23%, 25% and less than 1%, respectively, of our net revenues for the six months ended June 30, 2011.

New Program Performance
     We are currently performing work on several new programs, which are in various stages of development. Several of these programs have entered flight testing, including the Boeing B787, Boeing B747-8, Gulfstream G280, and Gulfstream G650 (which includes the Rolls-Royce BR725), and we have delivered revenue-generating production units for all of these programs. In addition, we delivered our first revenue-generating test article on the Sikorsky CH-53K program in December 2010.
     These programs continue to pose a risk of additional charges and/or forward-loss given the low margins that are currently forecasted and cost pressure that has continued through the first half of 2011. The first six months of 2011 have been challenging for certain of our new programs and we have experienced difficulties in achieving estimated cost targets. As described in more detail below in “—Results of Operations”, we recorded a $28.2 million forward-loss associated with the development effort on the Sikorsky CH-53K helicopter program in the first quarter of 2011. The additional cost on this program is associated with the decision to proceed with a more traditional design and build approach to manufacture the remaining six test units. We continue to see risk for cost growth on this program and as a result are working to mitigate further losses. Recognition of an additional forward-loss on this program continues to be a significant risk and is dependent upon our ability to successfully implement our revised design and manufacturing approach. In addition, we recorded a $53.3 million forward-loss on our G280 wing contract in the second quarter of 2011 as a result of additional cost growth and our decision to move that program to North Carolina as part of our cost restructuring plan. Recognition of an additional forward-loss on this program continues to be a significant risk and is dependent upon our ability to successfully perform under a revised cost structure and achieve forecasted cost reductions as we enter into production.
     In the second quarter of 2011, we lowered our estimated margin on the G650 program, as that program has experienced cost growth as it progresses through the development stage and move towards FAA certification. Our estimated margins on the initial Rolls-Royce BR725 contract remain at zero until we are able to realize important cost reduction opportunities. Recognition of a forward-loss on this program continues to be a risk until we realize planned cost reductions through performance initiatives. In addition, we have revised our contract estimates on the B747-8 fuselage and wing programs to reflect break-even margins. The potential for both programs to recognize a forward-loss is dependent on our ability to execute upon the current cost reduction and manufacturing plans.
     The B787 contract profitability will depend on our ability to achieve cost reduction opportunities as we increase production levels in the coming months and years. Contract estimates remain at break-even margins until we are able to realize these important cost reduction opportunities. Recognition of a forward-loss on this program continues to be a significant risk until we realize planned cost reductions through performance initiatives.
     We also continue to support the development of the A350 XWB Fuselage and Wing programs. Maintaining profit projections on these programs is dependent on the program schedule. The A350 XWB program could experience significant cost growth if the program schedule experiences delays. We revised our contract estimates on the non-recurring portion of the A350 wing contract to reflect zero margins as we continue to experience cost growth on this contract.
     The next twelve to twenty-four months will be a critical time for these programs as we manufacture the initial units and establish baseline performance for the recurring cost structure. If we are not able to achieve anticipated productivity and cost improvements, or execute on the current cost reduction and manufacturing plans, or if external factors such as market demand trend unfavorably, additional charges, including forward-loss reserves, may be recorded in future periods.

Results of Operations

	Three Months	Three Months	Percentage	Six Months	Six Months	Percentage
	Ended	Ended	Change to	Ended	Ended	Change to
	June 30, 2011	July 1, 2010	Prior Year	June 30, 2011	July 1, 2010	Prior Year
	($ in millions)
Net revenues	$1,465.6	$1,056.0	39%	$2,515.2	$2,099.3	20%
Operating costs and expenses
Cost of sales	1,354.6	919.6	47%	2,282.6	1,820.7	25%
Selling, general and administrative expenses	41.1	38.1	8%	80.1	77.4	3%
Research and development	6.3	12.6	(50%)	19.3	22.5	(14%)

Operating income	63.6	85.7	(26%)	133.2	178.7	(25%)
Interest expense and financing fee amortization	(21.7)	(13.8)	57%	(42.6)	(27.8)	53%
Interest income	0.1	0.1	0%	0.2	0.2	0%
Other income (expense), net	0.1	2.7	(96%)	1.6	(2.8)	157%

Income before income taxes and equity in net loss of affiliates	42.1	74.7	(44%)	92.4	148.3	(38%)
Income tax provision	(11.9)	(19.6)	(39%)	(27.2)	(37.4)	(27%)

Income before equity in net loss of affiliates	30.2	55.1	(45%)	65.2	110.9	(41%)
Equity in net loss of affiliates	(0.1)	—	—	(0.5)	(0.3)	67%

Net income	$30.1	$55.1	(45%)	$64.7	$110.6	(42%)

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
          Comparative ship set deliveries by model are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Model	June 30, 2011	July 1, 2010	June 30, 2011	July 1, 2010
B737	97	96	190	190
B747	3	1	7	4
B767	6	4	11	7
B777	22	18	38	39
B787	7	4	13	9

Total Boeing	135	123	259	249
A320 Family	91	95	194	197
A330/340	26	23	44	48
A380	5	5	11	6

Total Airbus	122	123	249	251
Business/Regional Jets(1)	10	6	18	11

Total	267	252	526	511

(1)	Previously included Hawker Beechcraft products only. Now includes Spirit deliveries associated with business and regional jets.

     Net revenues by prime customer are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
Prime Customer	June 30, 2011	July 1, 2010	June 30, 2011	July 1, 2010
	(Dollars in millions)
Boeing	$1,311.2	$893.3	$2,192.6	$1,797.1
Airbus	108.7	112.0	224.7	214.7
Other	45.7	50.7	97.9	87.5

Total net revenues	$1,465.6	$1,056.0	$2,515.2	$2,099.3

2011 G280 Forward – Loss Charge
     In the second quarter of 2011, we recorded a $53.3 million forward-loss charge on our G280 wing contract as a result of additional cost growth and our decision to move that program to North Carolina as part of our cost restructuring plan. Recognition of an additional forward-loss on this program continues to be a significant risk and is dependent upon our ability to successfully perform under a revised cost structure and achieve forecasted cost reductions as we enter into production. Improvements in future costs compared to current estimates may result in favorable adjustments if forward-loss reserves are no longer required.
Three Months Ended June 30, 2011 as Compared to Three Months Ended July 1, 2010
     Net Revenues. Net revenues for the three months ended June 30, 2011 were $1,465.6 million, an increase of $409.6 million, or 39%, compared with net revenues of $1,056.0 million for the same period in the prior year. The increase in net revenues was primarily attributable to the recognition of deferred revenue associated with the B787 Amendment and a slight increase in net revenues related to higher production volume and non-production revenue during the quarter. Deliveries to Boeing increased by 10% to 135 ship sets during the three months ended June 30, 2011, compared to 123 ship sets delivered in the same period of the prior year, primarily due to net increases in ship set deliveries across all Boeing programs driven by customer delivery schedules. Overall deliveries to Airbus remained relatively unchanged, with 122 ship sets delivered during the three months ended June 30, 2011, compared to 123 ship sets delivered in the same period of the prior year. Quarter-over-quarter, deliveries of A320 wing components decreased, while A330 deliveries, which are not a significant source of revenue, increased, driven by customer delivery schedules. In total, ship set deliveries increased by 6% to 267 ship sets during the three months ended June 30, 2011, compared to 252 ship sets delivered in the same period of the prior year. Approximately 97% of Spirit’s net revenues for the three months ended June 30, 2011 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 92% for the three months ended June 30, 2011, compared to 87% for the same period in the prior year. The increase in cost of sales was primarily due to a $53.3 million forward-loss charge recognized on our G280 program, a $9.0 million increase in warranty and extraordinary rework reserves, and $1.8 million in early retirement incentives for eligible UAW-represented employees, partially offset by a favorable cumulative catch-up adjustment of $6.3 million primarily driven by productivity and efficiency improvements, which was net of $4.8 million unfavorable cumulative catch-up related to a reduction in margin estimate on the G650 program. In comparison, in the second quarter of 2010, we recorded an expense of approximately $18.9 million associated with the shares granted to eligible IAM-represented employees upon the ratification of a new ten-year agreement on June 25, 2010. In addition, we continue to record zero margins on the B787 program, as the adjustments related to the B787 Amendment negatively impacted operating margins as a percentage of net revenue for the current quarter.
     SG&A, Research and Development. Combined SG&A and research and development costs as a percentage of net revenues were 3% for the three months ended June 30, 2011, compared to 5% for the same period in the prior year. SG&A expenses were slightly up by $3.0 million, or 8%, compared to the same period in the prior year, primarily due to an increase in stock compensation expense associated with grants awarded in 2011. Research and development expenses for the three months ended June 30, 2011 were down $6.3 million, compared to the same period in the prior year, primarily as a result of the B787 Amendment which changed the treatment of advances for non-recurring work previously recorded as research and development expense to a nonrefundable payment in full for such work.
     Operating Income. Operating income for the three months ended June 30, 2011 was $63.6 million, a decrease of $22.1 million, or 26%, compared to operating income of $85.7 million for the same period in the prior year. Operating income decreased in 2011 primarily due to the forward loss on the G280 program, increase in warranty and extraordinary rework reserves, early retirement incentives, and higher stock compensation expense, as discussed above, partially offset by a slight increase in net revenues related to higher production volume and non-production revenue, and the positive impact to research and development due to the change in treatment of advances for non-recurring work previously recorded as research and development expense to a nonrefundable payment in full for such work. The adjustments related to the B787 Amendment did not contribute to overall operating income, however, they negatively impacted operating margins as a percentage of net revenue for the current quarter.

     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the three months ended June 30, 2011 includes $19.4 million of interest and fees paid or accrued in connection with our long-term debt and $2.3 million in amortization of deferred financing costs, compared to $11.7 million of interest and fees paid or accrued in connection with our long-term debt and $2.1 million in amortization of deferred financing costs for the same period in the prior year. The increase in interest expense associated with long-term debt in the second quarter of 2011 was primarily driven by interest accrued on our 2020 Notes and on our term loan as outlined in the 2010 amended credit facility. The increase in deferred financing costs was related to the issuance of our 2020 Notes and the amortization of fees related to the amendment of our credit facility.
     Interest Income. Interest income for each of the three months periods ended June 30, 2011 and July 1, 2010 was $0.1 million.
     Other Income. Other income for the three months ended June 30, 2011 was $0.1 million, a decrease from $2.7 million for the same period in the prior year, due to unfavorable changes in foreign exchange rates during the second quarter of 2011 on intercompany activity and borrowings, offset by investment income. The fluctuations in foreign exchange rates primarily impact the intercompany payable from Spirit Europe to Spirit related to our A350 XWB program, as well as trade payables and borrowings.
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
     The income tax provision for the three months ended June 30, 2011 includes $10.4 million for federal taxes, $1.6 million for state taxes and ($0.1) million for foreign taxes. The income tax provision for the three months ended July 1, 2010 includes $20.1 million for federal taxes, ($1.4) million for state taxes and $0.9 million for foreign taxes. The effective tax rate for the three months ended June 30, 2011 was 28.3% as compared to 26.2% for the same period in 2010. The increase in the effective tax rate recorded for the three months ended June 30, 2011 is related primarily to projected lower state income tax credits this year, partially offset by the Research Credit reinstated on December 17, 2010.

     Segments. The following table shows segment revenues for the three months ended June 30, 2011, compared to the three months ended July 1, 2010:

	Three Months Ended	Three Months Ended
	June 30, 2011	July 1, 2010
	($ in millions)
Segment Revenues
Fuselage Systems(1)	$773.1	$515.2
Propulsion Systems	317.7	272.0
Wing Systems(1)	372.5	266.9
All Other	2.3	1.9

	$1,465.6	$1,056.0

Segment Operating Income
Fuselage Systems (1)(2)	$95.1	$80.9
Propulsion Systems	48.2	33.4
Wing Systems (1)(3)	(31.2)	28.3
All Other	0.5	(2.5)

	112.6	140.1
Unallocated corporate SG&A	(37.6)	(34.7)
Unallocated research and development	(0.5)	(0.8)
Unallocated cost of sales(4)	(10.9)	(18.9)

Total operating income	$63.6	$85.7

(1)	Includes recognition of deferred revenue associated with the B787 Amendment in the second quarter of 2011.

(2)	Net of $28.2 million forward-loss recorded for the Sikorsky CH-53K program in the first half of 2011.

(3)	Net of $53.3 million forward-loss recorded for the G280 program in the first half of 2011.

(4)	Includes charges in the second quarter of 2011 of $9.0 million change in estimate to increase warranty and extraordinary rework reserves and $1.8 million in early retirement incentives elected by eligible UAW-represented employees. Includes a charge in the second quarter of 2010 of $18.9 million related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010.
     Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 22%, 25% and less than 1%, respectively, of our net revenues for the three months ended June 30, 2011. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 85%, 43%, (28%) and less than 1%, respectively, of our operating income before unallocated corporate expenses for the three months ended June 30, 2011.
     Fuselage Systems. Fuselage Systems segment net revenues for the three months ended June 30, 2011 were $773.1 million, an increase of $257.9 million, or 50%, compared to the same period in the prior year. The increase in net revenues was due to the recognition of deferred revenue associated with the B787 Amendment and a slight increase in net revenues related to higher production volume across all Boeing models and non-production revenue during the quarter. Fuselage Systems posted segment operating margins of 12% for the three months ended June 30, 2011, down from 16% for the same period in the prior year. The decrease in segment operating margins is primarily due to zero margin adjustments associated with the B787 Amendment negatively impacting segment operating margins as a percentage of net revenues, partially offset by a favorable cumulative catch-up adjustment of $5.6 million, primarily driven by productivity and efficiency improvements.
     Propulsion Systems. Propulsion Systems segment net revenues for the three months ended June 30, 2011 were $317.7 million, an increase of $45.7 million, or 17%, compared to the same period in the prior year. The increase in net revenues was due to the increase in B747 deliveries and aftermarket volume. Propulsion Systems posted segment operating margins of 15% for the three months ended June 30, 2011, up from 12% for the same period in the prior year. In the second quarter of 2011, the segment realized a favorable cumulative catch-up adjustment of $4.2 million, primarily driven by productivity and efficiency improvements.

     Wing Systems. Wing Systems segment net revenues for the three months ended June 30, 2011 were $372.5 million, an increase of $105.6 million, or 40%, compared to the same period in the prior year. The increase in net revenues was due to recognition of deferred revenue associated with the B787 Amendment, partially offset by a slight decrease in non-production revenue during the quarter. Wing Systems posted negative operating margins of (8%) for the three months ended June 30, 2011, down from 11% for the same period in the prior year. The decrease in segment operating margins is primarily due to a $53.3 million forward-loss on our G280 wing and tooling contracts, zero margin adjustments associated with the B787 Amendment negatively impacting segment operating margins as a percentage of net revenues, and an unfavorable cumulative catch-up adjustment of $3.5 million, primarily driven by an adjustment of $2.2 million on our A350 wing contract in Spirit Europe principally related to additional engineering costs and an adjustment of $4.8 million on our G650 program, partially offset by favorable performance on mature programs.
     All Other. All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. For the three months ended June 30, 2011, All Other segment net revenues were $2.3 million, an increase of $0.4 million, or 21%, compared to the same period in the prior year. The All Other segment operating margins improved as compared to the same period in the prior year. In the second quarter of 2010, we recorded a $2.8 million charge on a tooling contract for G280 program.
Six Months Ended June 30, 2011 as Compared to Six Months Ended July 1, 2010
     Net Revenues. Net revenues for the six months ended June 30, 2011 were $2,515.2 million, an increase of $415.9 million, or 20%, compared with net revenues of $2,099.3 million for the same period in the prior year. The increase in net revenues was primarily due to the recognition of deferred revenue associated with the B787 Amendment and a slight increase in net revenues related to higher production volume and non-production revenue during the first half of 2011. Deliveries to Boeing increased by 4% to 259 ship sets during the six months ended June 30, 2011, compared to 249 ship sets delivered in the same period of the prior year, primarily due to a net increase in ship set deliveries for B747, B767, and B787, partially offset by fewer B777 ship set deliveries, driven by customer delivery schedules. Overall deliveries to Airbus remained relatively unchanged, with 249 ship sets delivered during the six months ended June 30, 2011, compared to 251 ship sets delivered in the same period of the prior year. Year-over-year, deliveries of A380 wing components increased, while A330 deliveries, which are not a significant source of revenue, decreased, driven by customer delivery schedules. In total, ship set deliveries increased by 3% to 526 ship sets during the six months ended June 30, 2011, compared to 511 ship sets delivered in the same period of the prior year. Approximately 96% of Spirit’s net revenues for the six months ended June 30, 2011 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 91% for the six months ended June 30, 2011, compared to 87% for the same period in the prior year. The increase in 2011 is primarily due to a $53.3 million forward-loss charge recognized on our G280 program, a $28.2 million forward-loss charge on our Sikorsky CH-53K contract, a $9.0 million increase in warranty and extraordinary rework reserves, and $1.8 million in early retirement incentives for eligible UAW-represented employees. The cumulative catch-up adjustment related to periods prior to 2011 was immaterial for the first half of 2011. In comparison, during the first six months of 2010, we recorded $18.9 million associated with the shares granted to eligible IAM-represented employees upon the ratification of a new ten-year agreement and an unfavorable cumulative catch-up adjustment of $7.1 million. In addition, we continue to record zero margins on the B787 program, as the adjustments related to the B787 Amendment negatively impacted operating margins as a percentage of net revenue for the first half of 2011.
     SG&A, Research and Development. Combined SG&A and research and development costs as a percentage of net revenues were 4% and 5% for the six month periods ended June 30, 2011 and July 1, 2010, respectively. SG&A expenses increased by $2.7 million, or 3%, compared to the same period in the prior year, primarily due to an increase in stock compensation expense associated with grants awarded in 2011. Research and development expenses for the six months ended June 30, 2011 were down $3.2 million, or 14%, compared to the same period in the prior year, primarily as a result of the B787 Amendment which changed the treatment of advances for non-recurring work previously recorded as research and development expense to a nonrefundable payment in full for such work.
     Operating Income. Operating income for the six months ended June 30, 2011 was $133.2 million, a decrease of $45.5 million, or 25%, compared to operating income of $178.7 million for the same period in the prior year. Operating income decreased in 2011 primarily due to the forward-loss charges on our G280 and Sikorsky CH-53K programs, increase in warranty and extraordinary rework reserves and early retirement incentives, and higher stock compensation expense as discussed above, partially offset by improved operating margins due to a slight increase in net revenues related to higher production volumes and non-production efforts and the positive impact to research and development due to the change in treatment of advances for non-recurring work previously recorded as research and development expense to a nonrefundable payment in full for such work. The adjustments related to the B787 Amendment did not contribute to overall operating income; however, they negatively impacted operating margins as a percentage of net revenue for the first half of 2011. In comparison, during the first six months of 2010, we recorded $18.9 million associated with the shares granted to eligible IAM-represented employees upon the ratification of a new ten-year agreement and an unfavorable cumulative catch-up adjustment of $7.1 million.

     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the six months ended June 30, 2011 includes $38.0 million of interest and fees paid or accrued in connection with our long-term debt and $4.6 million in amortization of deferred financing costs, compared to $23.8 million of interest and fees paid or accrued in connection with our long-term debt and $4.0 million in amortization of deferred financing costs for the same period in the prior year. The increase in interest expense associated with long-term debt in the second quarter of 2011 was primarily driven by interest accrued on our 2020 Notes and on our term loan as outlined in the 2010 amended credit facility. The increase in deferred financing costs was related to the issuance of our 2020 Notes and the amortization of fees related to the amendment of our credit facility.
     Interest Income. Interest income for each of the six month periods ended June 30, 2011 and July 1, 2010 was $0.2 million.
     Other Income (Expense). Other income for the six months ended June 30, 2011 was $1.6 million, compared to expense of ($2.8) million for the same period in the prior year. During the first six months of 2011, foreign exchange rates have stabilized driving an overall gain on intercompany activities and trade payables in nonfunctional currencies, partially offset by an unfavorable change in our Euro-denominated capital lease obligation in France.
     Provision for Income Taxes. The income tax provision for the six months ended June 30, 2011 includes $26.5 million for federal taxes, $1.6 million for state taxes and ($0.9) million for foreign taxes. The income tax provision for the six months ended July 1, 2010 includes $39.1 million for federal taxes, ($1.9) million for state taxes and $0.2 million for foreign taxes. The effective tax rate for the six months ended June 30, 2011 was 29.4% as compared to 25.2% for the same period in 2010. The increase in the effective tax rate recorded for the six months ended June 30, 2011 is related primarily to favorably settling the 2005 and 2006 U.S. Federal examinations last year and projected lower state income tax credits this year, partially offset by the Research Credit reinstated on December 17, 2010.

     Segments. The following table shows segment revenues for the six months ended June 30, 2011, compared to the six months ended July 1, 2010:

	Six Months Ended	Six Months Ended
	June 30, 2011	July 1, 2010
	($ in millions)
Segment Revenues
Fuselage Systems (1)	$1,301.1	$1,031.4
Propulsion Systems	590.7	546.4
Wing Systems (1)	617.4	515.8
All Other	6.0	5.7

	$2,515.2	$2,099.3

Segment Operating Income
Fuselage Systems (1)(2)	$142.1	$156.8
Propulsion Systems	89.0	67.0
Wing Systems (1)(3)	(13.8)	47.2
All Other	0.5	(2.2)

	217.8	268.8
Unallocated corporate SG&A	(72.7)	(69.7)
Unallocated research and development	(1.0)	(1.5)
Unallocated cost of sales(4)	(10.9)	(18.9)

Total operating income	$133.2	$178.7

(1)	Includes recognition of deferred revenue associated with the B787 Amendment in the first half of 2011.

(2)	Net of $28.2 forward-loss recorded for the Sikorsky CH-53K program in the first half of 2011.

(3)	Net of $53.3 million forward-loss recorded for the G280 program in the first half of 2011.

(4)	Includes charges in the first half of 2011 of $9.0 million change in estimate to increase warranty and extraordinary rework reserves and $1.8 million in early retirement incentives for eligible UAW-represented employees. Includes a charge in the second quarter of 2010 of $18.9 million related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010.
     Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 23%, 25% and less than 1%, respectively, of our net revenues for the six months ended June 30, 2011. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 66%, 40%, (6%) and less than 1%, respectively, of our operating income before unallocated corporate expenses for the six months ended June 30, 2011.
     Fuselage Systems. Fuselage Systems segment net revenues for the six months ended June 30, 2011 were $1,301.1 million, an increase of $269.7 million, or 26%, compared to the same period in the prior year. The increase in net revenues is due to the recognition of deferred revenue associated with the B787 Amendment and a slight increase in net revenues related to higher production volume on certain Boeing Models and non-production revenue during the first half of 2011. Fuselage Systems posted segment operating margins of 11% for the first six months of 2011, down from 15% segment operating margins for the same period in the prior year, primarily due to a $28.2 million forward-loss on our Sikorsky CH-53K contract and the zero margin adjustments associated with B787 Amendment negatively impacting operating margin as a percentage of net revenues.
     Propulsion Systems. Propulsion Systems segment net revenues for the six months ended June 30, 2011 were $590.7 million, an increase of $44.3 million, or 8%, compared to the same period in the prior year. The increase in net revenues is due to the increase in B747 deliveries and additional aftermarket volume. Propulsion Systems posted segment operating margins of 15% for the first six months of 2011, up from 12% for the same period in the prior year. In the first six months of 2011, the segment realized a favorable cumulative catch-up adjustment of $4.2 million, primarily driven by productivity and efficiency improvements, as compared to no cumulative catch-up adjustment in the same period in 2010.

     Wing Systems. Wing Systems segment net revenues for the six months ended June 30, 2011 were $617.4 million, an increase of $101.6 million, or 20%, compared to the same period in the prior year. The increase in net revenues is due to the recognition of deferred revenue associated with the B787 Amendment. Wing Systems posted negative segment operating margins of (2%) for the first six months of 2011 down from 9% for the same period in the prior year. In the first half of 2011, we recorded a $53.3 million forward-loss charge on our G280 wing contract as a result of additional cost growth and our decision to move that program to North Carolina as part of our cost restructuring plan. We continue to record zero margins on the B787 program, as the adjustments related to the B787 Amendment negatively impacted segment operating margins as a percentage of net revenue for the first half of 2011.
     All Other. All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from the KIESC. For the six months ended June 30, 2011, All Other segment net revenues were $6.0 million, an increase of $0.3 million, or 5%, compared to the same period in the prior year. The All Other segment recorded 9% operating margins for the first six months of 2011, up from (39%) negative segment operating margins for the same period in the prior year, primarily as the result of a $2.8 million charge recorded on our tooling contract for the G280 program in the first half of 2010.
Liquidity and Capital Resources
     The primary sources of our liquidity include cash on hand, cash flow from operations, which include advance payments and receivables from customers, borrowings available under our revolving credit facility and proceeds from our bond issuances. Our liquidity requirements and working capital needs depend on a number of factors, including delivery rates and payment terms under our contracts, the level of research and development expenditures related to new programs, capital expenditures, growth and contractions in the business cycle, contributions to our union-sponsored benefit plans and interest and principal payments on our indebtedness.
     As of June 30, 2011 we had $154.1 million of cash and cash equivalents on the balance sheet and $629.9 million of available borrowing capacity under our revolving credit facility. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.
Cash Flows
The following table provides a summary of our cash flows for the six months ended June 30, 2011 and July 1, 2010:

	For the Six Months Ended
	June 30, 2011	July 1, 2010
	($ in millions)
Net income	$64.7	$110.6
Adjustments to reconcile net income	70.2	71.1
Changes in working capital	(376.8)	(299.0)

Net cash (used in) operating activities	(241.9)	(117.3)
Net cash (used in) investing activities	(84.0)	(131.3)
Net cash (used in) financing activities	(2.9)	(2.8)

Effect of exchange rate change on cash and cash equivalents	1.3	—

Net decrease in cash and cash equivalents for the period	(327.5)	(251.4)
Cash and cash equivalents, beginning of period	481.6	369.0

Cash and cash equivalents, end of period	$154.1	$117.6

Six Months Ended June 30, 2011 as Compared to Six Months Ended July 1, 2010
     Operating Activities. For the six months ended June 30, 2011, we had a net cash outflow of $241.9 million from operating activities, an increase in outflow of $124.6 million, compared to a net cash outflow of $117.3 million for the same period in the prior year. The increase in cash used in operating activities in the first half of 2011 was primarily due to timing of accounts receivable and trade payables, and fewer advances and deferred revenue credits received as compared to the same period in 2010. Certain line items within working capital reflect the adjustments related to the B787 Amendment and did not contribute to the overall increase in cash outflow from operating activities. New program inventory accounted for a net decrease of $68.9 million as compared to a $231.1 million increase in inventory for the same period in the prior year. The decrease was primarily driven by the forward-loss charges recognized in the first six months of 2011 on our Sikorsky
CH-53K and G280 programs and adjustments related to the B787 Amendment, partially offset by continued investments on the B787, Gulfstream G280 and G650, Airbus A350 XWB, Sikorsky CH-53K and Rolls-Royce BR725 programs. We expect to continue investing in new program inventory in the second half of 2011 as we incur additional up-front costs to produce initial units, which traditionally have a higher cost. The mature Boeing and Airbus program inventories increased $37.0 million for the six months ended June 30, 2011, compared with an $8.0 million increase for these contracts in the same period in the prior year. In the second quarter of 2011, inventory balances on remaining programs decreased $35.8 million, including non-program specific inventory, as compared to a $70.8 million decrease for the same period in the prior year.

     As a component of inventory, the amount related to the B787 program decreased by $184.9 million in the first half of 2011, compared to a $117.3 million increase in the same period of 2010, primarily due to the recognition of cost of sales associated with pricing and settlement adjustments on the B787 program, which was mostly recorded as credits to deferred production. Deferred production balances decreased by $171.6 million in the first half of 2011, compared to a $148.0 million increase in the same period of 2010. Deferred production balances represent an excess of estimated cost per ship set for units delivered under the production block over actual costs incurred for those units. The revenue we recognized upon delivery of B787 ship sets in the first half of both 2011 and 2010 did not result in cash receipts, resulting instead in the liquidation of customer advances. This will continue until cash payments for the B787 units resume, which is expected to occur prior to the delivery of the 50th unit. Additionally, increases in inventory related to the B787 will continue to consume incremental amounts of cash until the cost to build a ship set falls below the ship set price recognized at delivery.
     Investing Activities. For the six months ended June 30, 2011, we had a net cash outflow of $84.0 million from investing activities, a decrease in outflow of $47.3 million, as compared to a net cash outflow of $131.3 million for the same period in the prior year. During the first six months of 2011, we invested $84.4 million in property, plant and equipment, software and program tooling, which was $46.2 million lower than during the same period in the prior year, due to the completion of our facilities in Kinston, North Carolina and Saint-Nazaire, France in 2010.
     Financing Activities. For the six months ended June 30, 2011, we had a net cash outflow of $2.9 million from financing activities, an increase in outflow of $0.1 million, compared to a net cash outflow of $2.8 million for the same period in the prior year. Capital lease payments were slightly down year-over-year, partially offset by a decrease in excess tax benefits as a result of participant vesting in our Executive Incentive Plan in 2010.
Future Cash Needs and Capital Spending
     Our primary future cash needs will consist of working capital, debt service, research and development and capital expenditures. We expend significant capital on research and development during the start-up phase of new programs, to develop new technologies for next generation aircraft and to improve the manufacturing processes of aircraft already in production. Research and development expenditures totaled approximately $19.3 million and $22.5 million for the six months ended June 30, 2011 and July 1, 2010, respectively.
     We anticipate reaching maximum capacity for certain programs and are evaluating various plans to relieve capacity constraints for the announced customer production rate increases. Capital expenditures totaled approximately $84.4 million and $130.6 million for the six months ended June 30, 2011 and July 1, 2010, respectively. We expect to fund future capital expenditures from cash on hand, from operations and borrowings available under our revolving credit facility.
Pension and Other Post — Retirement Benefit Obligations
     Our U.S. pension plan remained fully funded at June 30, 2011. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. We continue to make contributions to our U.K. pension plan. Our projected contributions to the U.K. pension plan for 2011 are $8.1 million. The projected contributions can vary based on exchange rate fluctuations.
Debt and Other Financing Arrangements
     Senior Secured Credit Facilities. We are a party to a credit agreement that consists of a senior secured term loan and a senior secured revolving line of credit. On October 15, 2010, we entered into Amendment No. 3 to the credit agreement. As a result of the amendment, among other things, the revolving credit commitment was increased from $408.8 million to $650.0 million and the maturity date of the revolving credit commitment was extended to September 30, 2014. The credit agreement amendment also extended the maturity date for $437.4 million (Term B-2) of the outstanding term loan to September 30, 2016. The maturity date for the $130.2 million (Term B-1) balance of the outstanding term loan remained at September 30, 2013. The entire asset classes of Spirit, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility.

As of June 30, 2011, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement. As of June 30, 2011, approximately $563.3 million was outstanding under the term loan, no borrowings were outstanding under the revolving credit facility and $20.1 million of letters of credit were outstanding.
     Revolving credit borrowings bear interest at a rate equal to, at Spirit’s option, (a) a base rate determined by reference to the highest of (1) the prime rate of our administrative agent (currently Bank of America, N.A.), (2) the federal funds rate plus 1/2 of 1.0%, and (3) LIBOR for an interest period of one month commencing on such date plus 1.0%, in each case plus an applicable margin, or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, plus an applicable margin. As of the issue date, the applicable margin with respect to base rate borrowings under this portion of the revolving credit facility is 2.50% and the applicable margin with respect to LIBOR rate borrowings under this portion of the revolving credit facility is 3.50%. The applicable margin for borrowings under this portion of the revolving credit facility are subject to adjustment based on our consolidated total leverage, and may range from 2.00% to 3.00% with respect to base rate borrowings and from 3.00% to 4.00% with respect to LIBOR rate borrowings. At June 30, 2011, the Company’s total leverage ratio was 2.65:1.0 resulting in applicable margins of 3.5% per annum on LIBOR borrowings on Extending Revolving Loans and margins of 2.5% per annum on alternative base rate borrowings on Extending Revolving Loans.
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
     Senior Notes. On November 18, 2010, we issued $300.0 million aggregate of 6 3/4% Senior Notes due 2020 (the “2020 Notes”), with interest payable on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The Company used the proceeds to repay borrowings under its existing senior secured revolving credit facility without any reduction of the lenders’ commitment thereunder, for general corporate purposes and to pay fees and expenses incurred in connection with the offering. The carrying value of the 2020 Notes was $300.0 million as of June 30, 2011.
     On September 30, 2009, we issued $300.0 million of 7 1/2% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $294.5 million as of June 30, 2011.
     As of June 30, 2011, we were and expect to continue to be in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes.
     Advances and Deferred Revenue on the B787 Program. In December 2010, Spirit and Boeing entered into a memorandum of agreement and a settlement agreement regarding certain claims associated with the development and production of the B787 airplane. As part of these agreements, Spirit received a payment in December which was recorded as deferred revenue (short-term) within the consolidated balance sheet pending finalization of a contract amendment which would contain the final settlement terms. On May 12, 2011, Spirit and Boeing formally amended the B787 Supply Agreement finalizing substantially all of the provisions of the December 2010 MOA. Among other things, the B787 Amendment spread out repayment of the $700.0 million cash advance made by Boeing to Spirit in 2007 to be offset against the purchase price of the first 1,000 B787 ship sets delivered to Boeing, instead of the first 500 ship sets. In the event Boeing does not take delivery of 1,000 ship sets prior to the termination of the B787 program or Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and repayment of any remaining balance has been spread out proportionally, with payments due on December 15th of each year until the balance of the advance payment has been fully recovered by Boeing. Advance payments made to Spirit in 2008 in the amount of $396.0 million for production articles will continue to be applied against the full purchase price of the ship sets delivered until fully repaid, which is expected to occur before the delivery of the 50th ship set. The B787 Amendment also changed the treatment of advances paid by Boeing for certain nonrecurring work into a nonrefundable payment in full for such work.
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

Construction was funded from a $100.0 million grant, awarded to GTPA by the Golden L.E.A.F. (Long-Term Economic Advancement Foundation), Inc. Under the agreements, Spirit is obligated to make a minimum capital investment of $80.0 million by 2014. Failure to make the additional required investment or meet certain performance criteria, including creation of targeted number of jobs, will result in additional payments to GTPA in future periods. As of June 30, 2011, $100.0 million of the grant funding had been disbursed and $100.0 million of Spirit’s obligated capital investment had been made, and we expect to meet all performance criteria. We currently manufacture a portion of the fuselage and the Composite Front Spar for the new Airbus A350 XWB aircraft at the NC Facility.
     Malaysian Facility Agreement. On June 2, 2008, Spirit Malaysia entered into a Facility Agreement (“Facility Agreement”) for a term loan facility for Ringgit Malaysia RM 69.2 million (approximately USD $20.0 million equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM 3.3 million (USD $1.0 million) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.5% per annum. The Malaysia Facility loan balance as of June 30, 2011 was $18.4 million.
     Saint-Nazaire Project Capital Lease Agreement. On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL (“Spirit France”) entered into a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of an assembly plant in Saint-Nazaire, France (the “Saint-Nazaire Project”). The Saint-Nazaire Project was completed in the fourth quarter of 2010 and is expected to be operational during 2011. Lease payments are variable, subject to the three month Euribor rate plus 2.2%. Lease payments under the agreement are due quarterly through April 2025. As of June 30, 2011, the Saint-Nazaire project capital lease balance was $13.1 million.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
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
     These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K and in this Quarterly Report for a more complete discussion of these and other factors that may affect our business.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of June 30, 2011 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     There were no changes in our internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the twelve months ended December 31, and the six months ended June 30, 2011, approximately 83% and 11% and 87% and 9% of our net revenues were generated from sales to Boeing and Airbus, respectively. Although our strategy, in part, is to diversify our customer base by entering into supply arrangements with additional customers, we cannot give any assurance that we will be successful in doing so. Even if we are successful in obtaining and retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future. Although we are a party to various supply contracts with Boeing and Airbus which obligate Boeing and Airbus to purchase all of their requirements for certain products from us, those agreements generally do not require specific minimum purchase volumes. In addition, if we breach certain obligations under these supply agreements and Boeing or Airbus exercises its right to terminate such agreements, our business will be materially adversely affected. Boeing and Airbus have the contractual right to cancel their supply agreements with us for convenience, which could include the termination of one or more aircraft models or programs for which we supply products. Although Boeing and Airbus would be required to reimburse us for certain expenses, there can be no assurance these payments would adequately cover our expenses or lost profits resulting from the termination. In addition, we have agreed to a limitation on recoverable damages if Boeing wrongfully terminates our main supply agreement with respect to any model or program. If this occurs, we may not be able to recover the full amount of our actual damages.

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
Item 5.  Other Information
     On August 2, 2011, upon approval by Holding’s Board of Directors, Holding’s Long-term and Short-Term Incentive Plans were amended to contain party definition refinements, tax provisions, retiree qualifications and change in control provisions.

Item 6. Exhibits

Article I.
Exhibit
Number	Section 1.01 Exhibit
10.1	Spirit AeroSystems Holdings, Inc. Third Amended and Restated Long-Term Incentive Plan. (1)

10.2	Spirit AeroSystems Holdings, Inc. Amended and Restated Short-Term Incentive Plan. (2)

10.3*	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Short-Term Incentive Plan.

10.4*	Spirit AeroSystems Holdings, Inc. Fourth Amended and Restated Long-Term Incentive Plan.

14.1	Code of Ethics

(i) Spirit AeroSystems Holdings, Inc. Code of Ethics and Business Conduct, as amended. *

(ii) Spirit AeroSystems Holdings, Inc. Code of Conduct for Finance Employees. (3)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-174951), filed with the SEC on June 17, 2011, Exhibit 99.1

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (File No. 333-150401), filed with the SEC on April 23, 2008 Exhibit 99.1

(3)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-33160), filed March 5, 2007, Exhibit 14.1

*	Filed herewith

**	Furnished herewith

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Philip D. Anderson	Senior Vice President and Chief	August 5, 2011
Philip D. Anderson	Financial Officer (Principal Financial Officer)