Form 10-Q
period 2011-09-29
Spirit AeroSystems Holdings, Inc.
filed 2011-11-04
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number 001-33160
Spirit AeroSystems Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-2436320
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 1, 2011, the registrant had outstanding 118,499,989 shares of class A common stock, $0.01 par value per share, and 24,335,792 shares of class B common stock, $0.01 par value per share.

Page
PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	55
Item 4. Controls and Procedures	55

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	55
Item 1A. Risk Factors	55
Item 5. Other Information	55
Item 6. Exhibits	56
Signatures	57
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)
Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 29,	September 30,	September 29,	September 30,
	2011	2010	2011	2010
	($ in millions, except per share data)
Net revenues	$1,129.7	$1,002.0	$3,644.9	$3,101.3
Operating costs and expenses
Cost of sales	963.0	868.5	3,245.6	2,689.2
Selling, general and administrative	38.4	38.5	118.5	115.9
Research and development	7.8	12.6	27.1	35.1

Total operating costs and expenses	1,009.2	919.6	3,391.2	2,840.2
Operating income	120.5	82.4	253.7	261.1
Interest expense and financing fee amortization	(19.0)	(12.8)	(61.6)	(40.6)
Interest income	—	—	0.2	0.2
Other income (expense), net	(1.6)	2.5	—	(0.3)

Income before income taxes and equity in net loss of affiliates	99.9	72.1	192.3	220.4
Income tax provision	(32.4)	(25.4)	(59.6)	(62.8)

Income before equity in net loss of affiliates	67.5	46.7	132.7	157.6
Equity in net loss of affiliates	(0.2)	(0.3)	(0.7)	(0.6)

Net income	$67.3	$46.4	$132.0	$157.0

Earnings per share
Basic	$0.48	$0.33	$0.93	$1.13
Diluted	$0.47	$0.33	$0.93	$1.11
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 29,	December 31,
	2011	2010
	($ in millions)
Current assets
Cash and cash equivalents	$138.3	$481.6
Accounts receivable, net	333.2	200.2
Inventory, net	2,571.9	2,507.9
Deferred tax asset-current	64.6	47.6
Other current assets	33.9	57.4

Total current assets	3,141.9	3,294.7
Property, plant and equipment, net	1,542.4	1,470.0
Pension assets	191.5	172.4
Deferred tax asset non-current, net	18.4	55.0
Other assets	97.6	109.9

Total assets	$4,991.8	$5,102.0

Current liabilities
Accounts payable	$521.7	$443.5
Accrued expenses	202.8	190.7
Profit sharing	33.2	28.9
Current portion of long-term debt	14.7	9.5
Advance payments, short-term	7.8	169.4
Deferred revenue, short-term	30.9	302.6
Deferred grant income liability — current	5.9	5.1
Other current liabilities	6.5	14.4

Total current liabilities	823.5	1,164.1
Long-term debt	1,189.6	1,187.3
Advance payments, long-term	658.1	655.2
Pension/OPEB obligation	77.6	72.5
Deferred grant income liability — non-current	123.8	128.4
Deferred revenue and other deferred credits	33.8	29.0
Other liabilities	130.0	54.6
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 118,507,150 and 107,201,314 shares issued, respectively	1.2	1.1
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 24,371,445 and 34,897,388 shares issued, respectively	0.2	0.3
Additional paid-in capital	993.3	983.6
Accumulated other comprehensive loss	(72.5)	(75.3)
Retained earnings	1,032.7	900.7

Total shareholders’ equity	1,954.9	1,810.4
Noncontrolling interest	0.5	0.5

Total equity	1,955.4	1,810.9

Total liabilities and equity	$4,991.8	$5,102.0

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 29, 2011	September 30, 2010
	($ in millions)
Operating activities
Net income	$132.0	$157.0
Adjustments to reconcile net income to net cash (used in) operating activities
Depreciation expense	97.0	84.5
Amortization expense	3.6	3.5
Amortization of deferred financing fees	7.0	5.7
Employee stock compensation expense	8.6	23.5
Excess tax benefit of share-based payment arrangements	(1.2)	(4.9)
Loss from foreign currency transactions	1.2	4.4
Loss on disposition of assets	0.8	—
Deferred taxes	16.0	6.1
Long-term tax (benefit) provision	8.9	(17.6)
Pension and other post retirement benefits, net	(7.4)	(6.3)
Grant income	(4.0)	(1.9)
Equity in net loss of affiliates	0.7	0.6
Changes in assets and liabilities
Accounts receivable	(127.9)	(130.5)
Inventory, net	(61.1)	(268.1)
Accounts payable and accrued liabilities	89.5	(5.7)
Profit sharing/deferred compensation	4.2	18.4
Advance payments	(158.7)	(116.6)
Income taxes receivable/payable	29.2	52.5
Deferred revenue and other deferred credits	(265.1)	(38.0)
Other	50.9	(5.6)

Net cash (used in) operating activities	(175.8)	(239.0)

Investing Activities
Purchase of property, plant and equipment	(164.2)	(183.0)
Proceeds from sale of assets	0.4	0.3
Other	—	(0.8)

Net cash (used in) investing activities	(163.8)	(183.5)

Financing Activities
Proceeds from revolving credit facility	—	125.0
Principal payments of debt	(5.3)	(8.0)
Excess tax benefit of share-based payment arrangements	1.2	4.9
Debt issuance and financing costs	—	(0.2)

Net cash provided by (used in) financing activities	(4.1)	121.7

Effect of exchange rate changes on cash and cash equivalents	0.4	(1.9)

Net (decrease) in cash and cash equivalents for the period	(343.3)	(302.7)
Cash and cash equivalents, beginning of period	481.6	369.0

Cash and cash equivalents, end of period	$138.3	$66.3

Supplemental information
Property acquired through capital leases	$—	$10.6
Purchases of property, plant and equipment, accrued	$(13.1)	$—
Financing obligations	$12.5	$—
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
1. Organization and Basis of Interim Presentation
     Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). Onex Corporation (“Onex”) of Toronto, Canada maintains majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, a division of the European Aeronautic Defense and Space NV (“Airbus”) and Boeing. Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit’s incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines, and Continental Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; and Subang, Malaysia. The Company also recently constructed an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France, which became operational during the quarter.
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
     The accompanying unaudited interim condensed consolidated financial statements include the Company’s financial statements and the financial statements of its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Investments in business entities in which the Company does not have control, but has the ability to exercise influence over operating and financial policies, including Spirit-Progresstech and TSACCL, are accounted for under the equity method. KIESC is fully consolidated as the Company owns 77.8% of the entity’s equity. All intercompany balances and transactions have been eliminated in consolidation. The Company’s U.K. subsidiary uses local currency, the British pound, as its functional currency; the Malaysian subsidiary uses the British pound and our Singapore subsidiary uses the Singapore dollar. All other foreign subsidiaries and branches use the U.S. dollar as their functional currency.
     As part of the monthly consolidation process, our international entities that have functional currencies other than the U.S. dollar are translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts.
     In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 29, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2011 presentation. In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. On May 12, 2011, Spirit and Boeing formally amended the B787 Supply Agreement finalizing substantially all of the provisions of the memorandum of agreement (“MOA”) entered into in December 2010 (the “B787 Amendment”). Our financial results for the nine months ended September 29, 2011 incorporate the provisions of the B787 Amendment. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2011 (the “2010 Form 10-K”).
2. New Accounting Pronouncements
     As of September 29, 2011, except as noted below, there have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our 2010 Form 10-K.
     In September 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles – Goodwill and Other – (Topic 350) Testing Goodwill for Impairment (FASB ASU 2011-08). The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of the provisions of FASB ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.
     In September 2011, the FASB issued Accounting Standards Update 2011-09, Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80) Disclosures about an Employer’s Participation in a Multiemployer Plan (FASB ASU 2011-09). The amendments in this update require additional disclosures about an employer’s participation in a multiemployer plan. For public entities, the amendments in this Update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. The adoption of the provisions of FASB ASU 2011-08 is not expected to have a material impact on the Company’s consolidated financial statements.
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
     In April 2010, the FASB issued Accounting Standards Update 2010-17, Revenue Recognition - Milestone Method (Topic 605) (“FASB ASU 2010-17”), which provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010 and thus was effective for the Company’s fiscal quarter ended March 31, 2011. Adoption of the provisions of FASB ASU 2010-17 did not have a material impact on the Company’s consolidated financial statements.
3. Accounts Receivable
     Accounts receivable, net consists of the following:

	September 29,	December 31,
	2011	2010
Trade receivables	$322.6	$191.5
Other	10.9	8.7
Less: allowance for doubtful accounts	(0.3)	—

Accounts receivable, net	$333.2	$200.2

     Unbilled receivables of $18.0 and $11.3 are included in trade receivables at September 29, 2011 and December 31, 2010, respectively.
4. Inventory
     Inventories are summarized as follows:

	September 29,	December 31,
	2011	2010
Raw materials	$228.1	$234.0
Work-in-process	1,803.3	1,748.5
Finished goods	37.7	40.9

Product inventory	2,069.1	2,023.4
Capitalized pre-production	502.8	484.5

Total inventory, net	$2,571.9	$2,507.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     Inventories are summarized by platform as follows:

	September 29,	December 31,
	2011	2010
B737	$280.9	$261.1
B747	180.9	167.7
B767	32.4	19.6
B777	134.7	115.9
B787(1)	975.1	1,115.1
Airbus — All platforms	245.2	134.4
Gulfstream(2)	572.2	492.0
Rolls-Royce	93.1	73.1
Aftermarket	41.6	36.4
Other in-process inventory related to long-term contracts and other programs(3)(4)	15.8	92.6

Total inventory, net	$2,571.9	$2,507.9

(1)	Net of settlement adjustments related to the B787 Amendment recorded in the second quarter of 2011.

(2)	Net of $53.3 forward-loss recorded in the second quarter of 2011 for the G280 wing program.

(3)	Includes non-program specific inventory cost accruals and miscellaneous other work-in-process.

(4)	Net of $38.2 forward-loss recorded in the first nine months of 2011 for the Sikorsky CH-53K helicopter program.
     Non-recurring production costs include design and engineering costs and test articles.
     Non-recurring production costs included in inventory are summarized as follows:

	September 29,	December 31,
	2011	2010
B737	$20.9	$7.4
B747(1)	14.8	24.6
B767	3.9	—
B777	0.9	0.4
B787	14.7	—
Airbus — All platforms	43.4	9.8
Rolls-Royce	59.6	57.3
Sikorsky(2)	17.0	27.3
Other	2.5	3.4

Total non-recurring production costs in inventory, net	$177.7	$130.2

(1)	B747 inventory non-recurring production costs related to the B747-8 program.

(2)	Net of $38.2 forward-loss recorded in the first nine months of 2011 for the Sikorsky CH-53K helicopter program.
     Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant unfunded statement of work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a certain number of ship set deliveries and the Company believes these amounts will be fully recovered.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     The following is a roll forward of the capitalized pre-production costs, net of forward-loss, included in the inventory balance at September 29, 2011:

Balance, December 31, 2010	$484.5
Charges to costs and expenses	(50.7)
Capitalized costs	69.0

Balance, September 29, 2011	$502.8

     Capitalized pre-production costs, net of forward-loss, included in inventory are summarized as follows:

	September 29,	December 31,
	2011	2010
B747	$10.5	$—
B777	2.0	—
B787	213.8	221.8
Gulfstream	244.0	262.7
A350	32.5	—

Total capitalized pre-production	$502.8	$484.5

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
     The following is a roll forward of the deferred production included in the inventory balances at September 29, 2011:

Balance, December 31, 2010	$760.0
Charges to costs and expenses	(468.8)
Capitalized costs	406.9
Exchange rate	(0.3)

Balance, September 29, 2011	$697.8

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     Deferred production costs and credit balances included in inventory are summarized as follows:

	September 29,	December 31,
	2011	2010
B787 (1)	$505.6	$639.3
Other contracts	209.0	145.1
Credit balances on other contracts	(16.8)	(24.4)

Total deferred production	$697.8	$760.0

(1)	Approximately $128.2 of cost capitalized in deferred production is related to deliveries of eighteen B787 ship sets for the nine months ended September 29, 2011. The remainder of the balance is associated with settlement adjustments related to the B787 Amendment, including prior ship sets delivered.
5. Property, Plant and Equipment
     Property, plant and equipment, net consists of the following:

	September 29,	December 31,
	2011	2010
Land	$17.2	$17.1
Buildings (including improvements)	425.8	419.7
Machinery and equipment	807.6	751.4
Tooling	640.3	543.5
Capitalized software	115.6	103.9
Construction-in-progress	173.8	174.3

Total	2,180.3	2,009.9
Less: accumulated depreciation	(637.9)	(539.9)

Property, plant and equipment, net	$1,542.4	$1,470.0

     Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $1.7 and $2.7 for the three months ended September 29, 2011 and September 30, 2010, respectively, and $4.7 and $8.2 for the nine months ended September 29, 2011 and September 30, 2010, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized $26.1 and $21.0 of repair and maintenance expense for the three months ended September 29, 2011 and September 30, 2010, respectively, and $77.1 and $66.1 for the nine months ended September 29, 2011 and September 30, 2010, respectively.
     We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal-use software. Depreciation expense related to capitalized software was $4.8 and $4.2 for the three months ended September 29, 2011 and September 30, 2010, respectively, and $14.0 and $12.1 for the nine months ended September 29, 2011 and September 30, 2010, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
6. Other Assets
     Other assets are summarized as follows:

	September 29,	December 31,
	2011	2010
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	27.0	26.8

Total intangible assets	38.7	38.5
Less: Accumulated amortization-patents	(1.0)	(0.9)
Accumulated amortization-favorable leasehold interest	(4.0)	(3.6)
Accumulated amortization-customer relationships	(18.6)	(15.9)

Intangible assets, net	15.1	18.1

Deferred financing costs	64.4	64.4
Less: Accumulated amortization-deferred financing costs	(36.4)	(29.4)

Deferred financing costs, net	28.0	35.0

Fair value of derivative instruments	0.5	1.2
Goodwill — Europe	2.9	2.9
Equity in net assets of affiliates	4.3	4.3
Customer supply agreement (1)	41.2	39.6
Other	5.6	8.8

Total	$97.6	$109.9

(1)	Under an agreement with Airbus, certain payments accounted for as consideration given by a vendor to a customer are being amortized as a reduction to net revenues.
     In 2010, the Company incurred $6.3 of additional deferred financing costs in connection with the issuance and registration of $300.0 of its 6 3/4% Senior Notes due December 15, 2020 and registration of $300.0 of its 7 1/2% Senior Notes due October 1, 2017.
     The Company recognized $1.1 and $1.0 of amortization expense of intangibles for the three months ended September 29, 2011 and September 30, 2010, respectively, and $3.2 and $3.0 for the nine months ended September 29, 2011 and September 30, 2010, respectively.
     The following is a roll forward of the carrying amount of goodwill at September 29, 2011:

Balance, December 31, 2010	$2.9
Goodwill acquired	—
Exchange rate	—

Balance, September 29, 2011	$2.9

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
     Advance payments and deferred revenue/credits are summarized by platform as follows:

	September 29,	December 31,
	2011	2010
B737	$24.2	$32.5
B747	0.2	0.7
B787	629.5	1,023.3
Airbus — All platforms	32.0	54.9
Gulfstream	36.4	37.5
Other	8.3	7.3

Total advance payments and deferred revenue/credits	$730.6	$1,156.2

8. Government Grants
     We received grants in the form of government funding for a portion of the site construction and other specific capital asset cost at our Kinston, North Carolina and Subang, Malaysia sites. Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income is being amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of September 29, 2011, the value recorded within property, plant and equipment related to the use of grant funds in North Carolina and Malaysia was $142.3, prior to amortization, including foreign exchange rate changes. For the nine months ended September 30, 2010, $8.9 recorded in property, plant and equipment represented transactions where funds have been paid directly to contractors by an agency of the Malaysian Government in the case of Malaysia, and by the escrow agent in North Carolina, so they are not reflected on our Condensed Consolidated Statements of Cash Flows. There were no such payments for the nine months ended September 29, 2011.
     Deferred grant income liability, net consists of the following:

September 29, 2011
Balance, December 31, 2010	$133.5
Grant income recognized	(4.0)
Exchange rate	0.2

Balance, September 29, 2011	$129.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     The asset related to the deferred grant income, net consists of the following:

September 29, 2011
Balance, December 31, 2010	$133.4
Depreciation offset to amortization of grant	(3.8)
Exchange rate	0.2

Balance, September 29, 2011	$129.8

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)

	Fair Value Measurements
	September 29, 2011			At September 29, 2011 using
				Quoted Prices in	Significant
				Active Markets	Other	Significant
	Total Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at Fair	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)
Money Market Fund	$70.3	$70.3	$—	$70.3	$—	$—
Government and Corporate Debt Securities	$3.5	$3.5	$—	$3.5	$—	$—
Interest Rate Swaps	$(5.6)	$—	$(5.6)	$—	$(5.6)	$—
Foreign Currency Hedge Contracts	$(0.6)	$1.1	$(1.7)	$—	$(0.6)	$—

	Fair Value Measurements
	December 31, 2010			At December 31, 2010 using
				Quoted Prices in	Significant
				Active Markets	Other	Significant
	Total Carrying	Assets	Liabilities	for Identical	Observable	Unobservable
	Amount in	Measured at	Measured at Fair	Assets	Inputs	Inputs
Description	Balance Sheet	Fair Value	Value	(Level 1)	(Level 2)	(Level 3)
Money Market Fund	$372.1	$372.1	$—	$372.1	$—	$—
Government and Corporate Debt Securities	$3.5	$3.5	$—	$3.5	$—	$—
Interest Rate Swaps	$(9.3)	$—	$(9.3)	$—	$(9.3)	$—
Foreign Currency Hedge Contracts	$(1.6)	$2.0	$(3.6)	$—	$(1.6)	$—
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

	September 29, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Senior secured term loan (including current portion)	$563.3	$556.3	$566.2	$568.3
Senior unsecured notes due 2017	294.7	312.0	294.2	315.0
Senior unsecured notes due 2020	300.0	302.0	300.0	300.4
Malaysian loan	17.2	15.1	18.2	17.9

Total	$1,175.2	$1,185.4	$1,178.6	$1,201.6

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
     The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of September 29, 2011 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Interest Rate Swaps
     We enter into floating-to-fixed interest rate swap agreements periodically. As of September 29, 2011, the interest rate swap agreements had notional amounts totaling $325.0.

				Effective	Fair Value,
Notional Amount	Expires	Variable Rate	Fixed Rate(1)	Fixed Rate(2)	September 29, 2011
$50	March 2013	1 Month LIBOR	0.72%	3.62%	$(0.2)
$50	June 2013	1 Month LIBOR	0.84%	3.74%	$(0.4)
$225	July 2014	1 Month LIBOR	1.37%	4.27%	$(5.0)

				Total	$(5.6)

(1)	The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2)	The effective Term B fixed interest rate represents the fixed rate of the derivative instrument plus the 175 basis-point margin on the pro rata share of Term B-1 and 325 basis-point margin on the pro rata share of Term B-2 above the variable LIBOR borrowing rate we pay on the Term B loan.
     The purpose of entering into these swaps was to reduce the Company’s exposure to variable interest rates. The interest rate swaps settle on a monthly basis when interest payments are made. These settlements occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of ($5.6) and ($9.3) at September 29, 2011 and December 31, 2010, respectively.
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
     We use foreign currency hedge contracts to reduce our exposure to currency exchange rate fluctuations, which include hedging contracts to hedge U.S. dollar revenue from certain customers. The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. The hedges are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. Gains and losses from these cash flow hedges are recorded to Other Comprehensive Income until the underlying transaction for which the hedge was placed occurs and then the value in other comprehensive income is reclassified to earnings. The exception to the aforementioned treatment of realized gains/losses involves certain cash payments to Airbus, payable in British pounds sterling which were hedged, and this amount in Other Comprehensive Income was reclassified into Other Assets when the underlying transaction occurred and will be amortized over the first A350 contract block. The amount of unamortized loss reclassified out of Other Comprehensive Income into Other Assets for the three months ended September 29, 2011 was zero and for the nine months ended September 29, 2011 was ($1.1) before tax, or ($0.7) after tax. The fair value of the forward contracts was a net liability of ($0.6) as of September 29, 2011.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Notional Amount

	September 29, 2011		December 31, 2010
		Foreign		Foreign
	USD	Currency	USD	Currency
Year	Buy/(Sell)(1)	Buy/(Sell)(1)	Buy/(Sell)(1)	Buy/(Sell)(1)
2011	$(5.9)	£3.4	$(44.1)	£27.3
2012	(8.9)	5.7	(8.9)	5.7
2013	—	(0.1)	—	(0.1)

	$(14.8)	£9.0	$(53.0)	£32.9

(1)	Includes foreign currency hedge contracts for 2011 through 2013 novated to Spirit Europe as a result of the acquisition of BAE Aerostructures on April 1, 2006, which had no underlying contractual transactions at the inception date of the contracts and, therefore, are classified as net debt securities which are not subject to hedge accounting. The mark-to-market values of these net debt securities are recorded through the Condensed Consolidated Statement of Operations on a monthly basis in accordance with FASB authoritative guidance on investments — debt and equity securities disclosures.
The following table summarizes the Company’s fair value of outstanding derivatives at September 29, 2011 and December 31, 2010:

	Fair Values of Derivative Instruments
	Other Asset Derivatives		Other Liability Derivatives
	September 29, 2011	December 31, 2010	September 29, 2011	December 31, 2010
Derivatives designated as hedging instruments
Interest rate swaps
Current	$—	$—	$2.7	$9.3
Non-current	—	—	2.9	—
Foreign currency hedge contracts
Current	0.1	0.1	0.4	1.3
Non-current	—	—	—	0.2

Total derivatives designated as hedging instruments	0.1	0.1	6.0	10.8

Derivatives not designated as hedging instruments
Foreign currency hedge contracts
Current	0.5	0.7	0.6	0.7
Non-current	0.5	1.2	0.7	1.4

Total derivatives not designated as hedging instruments	1.0	1.9	1.3	2.1

Total derivatives	$1.1	$2.0	$7.3	$12.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
The impact on other comprehensive income (“OCI”) and earnings from cash flow hedges three months ended September 29, 2011 and September 30, 2010 was as follows:

			Location of			Location of (Gain)
			(Gain) or Loss			or Loss Recognized
			Reclassified			in Income on
	Amount of Gain or (Loss) Recognized		from	Amount of Loss Reclassified from		Derivative	Amount of Loss Recognized in Income on
	in OCI, net of tax, on Derivative		Accumulated	Accumulated OCI into Income		(Ineffective Portion	Derivative (Ineffective Portion and Amount
Derivatives in	(Effective Portion)		OCI into	(Effective Portion)		and Amount	Excluded from Effectiveness Testing)
Cash Flow	For the Three Months Ended		Income	For the Three Months Ended		Excluded from	For the Three Months Ended
Hedging	September 29,	September	(Effective	September	September 30,	Effectiveness	September 29,	September 30,
Relationships	2011	30, 2010	Portion)	29, 2011	2010	Testing)	2011	2010
Interest rate swaps	$(2.6)	$(0.8)	Interest expense	$1.2	$3.2	Other (income)/ expense	$—	$—
Foreign currency hedge contracts	(0.3)	1.4	Sales/Revenue	—	0.2	Other (income)/expense	—	—

Total	$(2.9)	$0.6		$1.2	$3.4		$—	$—

The impact on other comprehensive income (“OCI”) and earnings from cash flow hedges for the nine months ended September 29, 2011 and September 30, 2010 was as follows:

			Location of			Location of (Gain)
			(Gain) or Loss			or Loss Recognized
			Reclassified			in Income on
	Amount of Gain or (Loss) Recognized		from	Amount of Loss Reclassified from		Derivative	Amount of Loss Recognized in Income on
	in OCI, net of tax, on Derivative		Accumulated	Accumulated OCI into Income		(Ineffective Portion	Derivative (Ineffective Portion and Amount
Derivatives in	(Effective Portion)		OCI into	(Effective Portion)		and Amount	Excluded from Effectiveness Testing)
Cash Flow	For the Nine Months Ended		Income	For the Nine Months Ended		Excluded from	For the Nine Months Ended
Hedging	September 29,	September 30,	(Effective	September 29,	September 30,	Effectiveness	September 29,	September 30,
Relationships	2011	2010	Portion)	2011	2010	Testing)	2011	2010
Interest rate swaps	$(4.2)	$(2.9)	Interest expense	$7.6	$11.7	Other (income)/ expense	$—	$—
Foreign currency hedge contracts	0.5	(1.1)	Sales/Revenue	0.1	1.0	Other (income)/expense	—	—

Total	$(3.7)	$(4.0)		$7.7	$12.7		$—	$—

     The impact on earnings from foreign currency hedge contracts that do not qualify as cash flow hedges was not material for the nine months ended September 29, 2011 and September 30, 2010.
     Gains and losses accumulated in OCI for interest rate swaps are reclassified into earnings as each interest rate period is reset. During the next twelve months, the Company estimates that a loss of ($1.8) will be reclassified from OCI, net of tax, as a charge to earnings from interest rate swaps. Interest rate swaps are placed for a period of time not to exceed the maturity of the Company’s senior secured term loan. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
11. Investments
     The amortized cost and approximate fair value of held-to-maturity securities are as follows:

	September 29, 2011		December 31, 2010
	Current	Noncurrent	Current	Noncurrent
Government and Corporate Debt Securities
Amortized cost	$0.3	$3.2	$0.9	$2.6
Unrealized gains	—	0.1	—	—
Unrealized losses	—	(0.1)	—	—

Fair value	$0.3	$3.2	$0.9	$2.6

Maturities of held-to-maturity securities at September 29, 2011 are as follows:

	Amortized	Approximate
	Cost	Fair Value
Within One Year	$0.3	$0.3
One to Five Years	2.2	2.3
Five to Ten Years	—	—
After Ten Years	1.0	0.9

Total	$3.5	$3.5

     At September 29, 2011 and December 31, 2010, the fair value of certain investments in debt and marketable securities are less than their historical cost. Total fair value of these investments at September 29, 2011 and December 31, 2010, was $1.5 and $1.2, respectively, which is approximately 43.7% and 34.0% of the Company’s held-to-maturity investment portfolio. These declines primarily resulted from decreases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.
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
12. Debt
     Total debt shown on the balance sheet is comprised of the following:

	September 29,	December 31,
	2011	2010
Senior secured term loan (short and long-term)	$563.3	$566.2
Senior notes (due 2017 and 2020)	594.7	594.2
Malaysian term loan	17.2	18.2
Present value of capital lease obligations	16.2	17.2
Other	12.9	1.0

Total	$1,204.3	$1,196.8

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Senior Secured Term Loan
     We are a party to a credit agreement that consists of a senior secured term loan and a senior secured revolving line of credit. On October 15, 2010, we entered into Amendment No. 3 to the credit agreement. As a result of the amendment, among other things, the revolving credit commitment was increased from $408.8 to $650.0 and the maturity date of the revolving credit commitment was extended to September 30, 2014. The credit agreement amendment also extended the maturity date for $437.4 (Term B-2) of the outstanding term loan to September 30, 2016. The maturity date for the $130.2 (Term B-1) balance of the outstanding term loan remained at September 30, 2013. Substantially all of Spirit’s assets, including inventory and property, plant and equipment are pledged as collateral for both the term loan and the revolving credit facility. As of September 29, 2011 and December 31, 2010, the outstanding balance of the term loan was $563.3 and $566.2, respectively. Amounts outstanding under the revolving credit facility were zero at September 29, 2011 and December 31, 2010. As of September 29, 2011, there were $20.1 of letters of credit outstanding under the revolving credit agreement.
     Revolving credit borrowings bear interest at a rate equal to, at Spirit’s option, (a) a base rate determined by reference to the highest of (1) the prime rate of our administrative agent (currently Bank of America, N.A.), (2) the federal funds rate plus 1/2 of 1.00% and (3) LIBOR for an interest period of one month commencing on such date plus 1.00%, in each case plus an applicable margin, or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, plus an applicable margin. As of the issue date, the applicable margin with respect to base rate borrowings under this portion of the revolving credit facility is 2.50% and the applicable margin with respect to LIBOR rate borrowings under this portion of the revolving credit facility is 3.50%. The applicable margin for borrowings under this portion of the revolving credit facility are subject to adjustment based on our Consolidated Total Leverage, and may range from 2.00% to 3.00% with respect to base rate borrowings and from 3.00% to 4.00% with respect to LIBOR rate borrowings. At September 29, 2011, the Company’s total leverage ratio was 2.47:1.0 resulting in applicable margins of 3.50% per annum on LIBOR borrowings on Extending Revolving Loans and margins of 2.50% per annum on alternative base rate borrowings on Extending Revolving Loans.
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
     The credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. The credit agreement also contains Covenant Leverage Ratio, Interest Coverage Ratio and Total Leverage Ratio financial covenants. The Covenant Leverage Ratio covenant (as defined in the credit agreement) provides that the Covenant Leverage Ratio shall not exceed 2.5:1.0 through the final maturity date of the credit agreement. The Interest Coverage Ratio covenant (as defined in the credit agreement) provides that the Interest Coverage Ratio shall not be less than 4.0:1.0 through the final maturity date of the credit agreement. The Total Leverage Ratio covenant (as defined in the credit agreement) provides that the Total Leverage Ratio shall not exceed 3.5:1.0 through the final maturity date of the credit agreement. The Financial Covenant ratios are calculated as of the last day of each fiscal quarter. Failure to meet these financial covenants would be an event of default under the credit agreement. As of September 29, 2011, we were and expect to remain in full compliance with all covenants contained within our credit agreement.
Senior Notes
     On November 18, 2010, we issued $300.0 aggregate of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The Company used the proceeds to repay borrowings under its existing senior secured revolving credit facility without any reduction of the lenders’ commitment thereunder, for general corporate purposes and to pay fees and expenses incurred in connection with the offering. The carrying value of the 2020 Notes was $300.0 as of September 29, 2011.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     On September 30, 2009, we issued $300.0 of 7.50% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable, in cash in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $294.7 as of September 29, 2011.
     As of September 29, 2011, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes.
Malaysian Term Loan
     On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement (“Facility Agreement”) for a term loan facility for Ringgit Malaysia RM 69.2 (approximately USD $20.0 equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The facility requires quarterly principal repayments of RM 3.3 (USD $1.0) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum. The Malaysia Facility loan balance as of September 29, 2011 was $17.2.
France Factory
     On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL (“Spirit France”) entered into a capital lease agreement for € 9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of an aerospace-related component assembly plant in Saint-Nazaire, France (the “Saint-Nazaire Project”). The Saint-Nazaire Project was completed in the fourth quarter of 2010 and became operational during the third quarter of 2011. Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of September 29, 2011, the Saint-Nazaire capital lease balance was $12.1.
Lease Commitment
     In September 2011, the Company entered into a lease agreement for a building in Kinston, North Carolina. As part of the lease agreement, the Company’s landlord agreed to certain renovations to the facility to convert the space from a warehouse to a manufacturing facility. The Company may be responsible for a portion of the construction costs and has been deemed as the owner of the building during the construction period under ASC 840-40-55 “The Effect of Lessee Involvement in Asset Construction.” A total of $5.6 has been capitalized to record the facility on the Company’s books with an offsetting credit to the lease financing liability.
     At the completion of the construction of the initial renovations in early 2012, the lease will be reviewed for potential sale-leaseback treatment in accordance with ASC 840-40-25. If sale-leaseback treatment is applicable the amount capitalized and the corresponding liability will be reversed. If however, sale-leaseback accounting is not applicable, the building and associated lease financing liability would remain on the Company’s books. The lease financing liability would be amortized over the lease term based on the payments designated in the agreement and the building would be depreciated on a straight line basis over the lease term.
13. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three		For the Nine
	Months Ended		Months Ended
	September 29,	September 30,	September 29,	September 30,
	2011	2010	2011	2010
Components of Net Periodic Pension Income
Service cost	$1.5	$1.6	$4.3	$4.7
Interest cost	11.1	10.4	33.3	31.2
Expected return on plan assets	(16.8)	(15.9)	(50.4)	(47.8)
Amortization of net (gain)	(0.1)	(0.1)	(0.2)	(0.2)

Net periodic pension income	$(4.3)	$(4.0)	$(13.0)	$(12.1)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)

	Other Benefits
	For the Three		For the Nine
	Months Ended		Months Ended
	September 29,	September 30,	September 29,	September 30,
	2011	2010	2011	2010
Components of Other Benefit Expense
Service cost	$0.7	$0.7	$2.2	$2.2
Interest cost	0.9	1.0	2.8	2.9
Amortization of net loss	0.3	0.3	0.6	0.7

Net periodic other benefit expense	$1.9	$2.0	$5.6	$5.8

Employer Contributions
     We expect to contribute zero dollars to the U.S. qualified pension plan and less than $0.4 to both the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2011. Our projected contributions to the U.K. pension plan for 2011 are $8.2, of which $6.2 was contributed by the end of the third quarter of 2011. We anticipate contributing the additional $2.0 to the U.K. pension plan during the remainder of 2011. The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.
14. Stock Compensation
     The Company has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.
     For the three months ended September 29, 2011, the Company recognized a total of $3.4 of stock compensation expense, net of forfeitures, as compared to $1.9 of stock compensation expense, net of forfeitures, recognized for the three months ended September 30, 2010. The entire $3.4 of stock compensation expense recorded for the three months ended September 29, 2011 was recorded as expense in selling, general and administrative expense. Of the $1.9 of stock compensation expense recorded for the three months ended September 30, 2010, $0.3 was charged directly to cost of sales, $1.5 was recorded as expense in selling, general and administrative expense, and the remaining $0.1 was capitalized in inventory and is recognized through cost of sales consistent with the accounting methods we follow in accordance with FASB authoritative guidance related to revenue recognition for construction-type and production-type contracts.
     For the nine months ended September 29, 2011, the Company recognized a total of $8.6 of stock compensation expense, net of forfeitures, as compared to $23.5 of stock compensation expense, net of forfeitures, recognized for the nine months ended September 30, 2010. Of the total $8.6 of stock compensation expense recorded for the nine months ended September 29, 2011, less than $0.1 was charged directly to cost of sales, $8.5 was recorded as expense in selling, general and administrative expense, and the remaining $0.1 was capitalized in inventory and is recognized through cost of sales in accordance with FASB authoritative guidance. Of the $23.5 of stock compensation expense recorded for the nine months ended September 30, 2010, $17.6 was charged directly to cost of sales, $5.6 was recorded as expense in selling, general and administrative expense, and the remaining $0.3 was capitalized in inventory and is recognized through cost of sales in accordance with FASB authoritative guidance.
     In August 2011, shares of Class A common stock were granted under the Company’s Long-Term Incentive Plan. These shares will vest annually at a rate of 33% beginning in May 2013.
     Due to the occurrence during the third quarter of 2011 of the five-year anniversaries of the Executive Incentive Plan grant date for certain participants in the plan, those participants acquired an incremental 20% interest in the shares granted to them under the plan, such that their total cumulative interest in the shares granted to them is now 100%. The total number of additional shares in which an interest was acquired during 2011 was 43,971. The participants have a non-forfeitable interest in those shares; however, as per the plan document, the shares are still restricted until the earlier of a liquidity event (as defined in the plan document) or June 16, 2015. Participants do not have the unrestricted rights of stockholders until those shares vest.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
15. Income Taxes
     The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax assets at September 29, 2011 and December 31, 2010 were $77.2 and $94.5, respectively.
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
     We continue to operate under a tax holiday in Malaysia effective through September 2024. During the current quarter, management established a reserve for potential uncertainty in meeting the tax holiday’s conditional employment and investment thresholds.
     The 31.0% effective tax rate for the nine months ended September 29, 2011 differs from the 28.5% effective tax rate for the same period in 2010 primarily due to favorably settling the 2005 and 2006 U.S. Federal examinations last year and establishing a reserve this year for the prior years’ Malaysia tax holiday benefit, partially offset by the U.S. Research Credit reinstated in the fourth quarter last year.
     The Internal Revenue Service is currently examining the Company’s 2008 and 2009 U.S. Federal income tax returns and we are participating in the Compliance Assurance Process (“CAP”) program for our 2011 tax year. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. HM Revenue & Customs is currently examining our 2008 U.K. income tax return. While a change could result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	September 29, 2011			September 30, 2010
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common shareholders	$66.2	139.4	0.48	$45.6	138.3	$0.33
Income allocated to participating securities	1.1	2.3		0.8	2.3

Net Income	$67.3			$46.4

Diluted potential common shares		0.5			0.9
Diluted EPS
Net Income	$67.3	142.2	$0.47	$46.4	141.5	$0.33

	For the Nine Months Ended
	September 29, 2011			September 30, 2010
			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common shareholders	$129.7	139.1	0.93	$155.0	137.4	$1.13
Income allocated to participating securities	2.3	2.4		2.0	1.8

Net Income	$132.0			$157.0

Diluted potential common shares		0.8			1.4
Diluted EPS
Net Income	$132.0	142.3	$0.93	$157.0	140.9	$1.11
     The balance of outstanding common shares presented in the consolidated statement of shareholders’ equity was 142.9 million and 142.1 million at September 29, 2011 and September 30, 2010, respectively. Included in the outstanding common shares were 2.7 million and 2.9 million of issued but unvested shares at September 29, 2011 and September 30, 2010, respectively, which are excluded from the basic EPS calculation.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Comprehensive Income
     Components of comprehensive income, net of tax, consist of the following:

	For the Three Months Ended September 29, 2011
	Before Tax	Tax (Expense)	Net-of Tax
	Amount	or Benefit	Amount
Net income	$99.7	$(32.4)	$67.3
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps	(4.1)	1.5	(2.6)
Less: reclassification adjustment for (gain) loss realized in net income	1.2	(0.5)	0.7

Net unrealized gain (loss) on interest rate swaps	(2.9)	1.0	(1.9)
Unrealized gain (loss) on foreign currency hedge contracts	(0.4)	0.1	(0.3)

Net unrealized gain (loss) on foreign currency hedge contracts	(0.4)	0.1	(0.3)
Pension, SERP, and Retiree Medical adjustments	0.2	(0.1)	0.1
Unrealized gain (loss) on intercompany loan	(1.7)	0.5	(1.2)
Foreign currency translation adjustments	(3.2)	—	(3.2)

Total Comprehensive Income	$91.7	$(30.9)	$60.8

	For the Three Months Ended September 30, 2010
	Before Tax	Tax (Expense)	Net-of Tax
	Amount	or Benefit	Amount
Net income	$71.8	$(25.4)	$46.4
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps	(1.3)	0.5	(0.8)
Less: reclassification adjustment for (gain) loss realized in net income	3.1	(1.1)	2.0

Net unrealized gain (loss) on interest rate swaps	1.8	(0.6)	1.2
Unrealized gain (loss) on foreign currency hedge contracts	2.1	(0.7)	1.4
Less: reclassification adjustment for (gain) loss realized in net income	0.2	(0.1)	0.1

Net unrealized gain (loss) on foreign currency hedge contracts	2.3	(0.8)	1.5
Pension, SERP, and Retiree Medical adjustments	0.3	(0.1)	0.2
Unrealized gain (loss) on intercompany loan	7.9	(5.0)	2.9
Foreign currency translation adjustments	5.3	—	5.3

Total Comprehensive Income	$89.4	$(31.9)	$57.5

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)

	For the Nine Months Ended September 29, 2011
	Before Tax	Tax (Expense)	Net-of Tax
	Amount	or Benefit	Amount
Net income	$191.6	$(59.6)	$132.0
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps	(6.7)	2.5	(4.2)
Less: reclassification adjustment for (gain) loss realized in net income	7.6	(2.9)	4.7

Net unrealized gain (loss) on interest rate swaps	0.9	(0.4)	0.5
Unrealized gain (loss) on foreign currency hedge contracts	0.7	(0.2)	0.5
Less: reclassification adjustment for (gain) loss realized in net income	0.1	—	0.1
Less: reclassification adjustment for (gain) loss realized in other assets	1.1	(0.4)	0.7

Net unrealized gain (loss) on foreign currency hedge contracts	1.9	(0.6)	1.3
Pension, SERP, and Retiree Medical adjustments	0.4	(0.2)	0.2
Unrealized gain (loss) on intercompany loan	0.4	(0.1)	0.3
Foreign currency translation adjustments	0.5	—	0.5

Total Comprehensive Income	$195.7	$(60.9)	$134.8

	For the Nine Months Ended September 30, 2010
	Before Tax	Tax (Expense)	Net-of Tax
	Amount	or Benefit	Amount
Net income	$219.8	$(62.8)	$157.0
Unrealized gain (loss) on investments
Unrealized gain (loss) on interest rate swaps	(4.7)	1.8	(2.9)
Less: reclassification adjustment for (gain) loss realized in net income	11.7	(4.4)	7.3

Net unrealized gain (loss) on interest rate swaps	7.0	(2.6)	4.4
Unrealized gain (loss) on foreign currency hedge contracts	(1.6)	0.5	(1.1)
Less: reclassification adjustment for (gain) loss realized in net income	1.0	(0.3)	0.7

Net unrealized gain (loss) on foreign currency hedge contracts	(0.6)	0.2	(0.4)
Pension, SERP, and Retiree Medical adjustments	0.5	(0.2)	0.3
Unrealized gain (loss) on intercompany loan	(1.4)	0.4	(1.0)
Foreign currency translation adjustments	(1.5)	—	(1.5)

Total Comprehensive Income	$223.8	$(65.0)	$158.8

Noncontrolling Interest
     Noncontrolling interest at September 29, 2011 remained unchanged from the prior year at $0.5.
17. Related Party Transactions
     On March 26, 2007, Hawker Beechcraft, Inc. (“Hawker”), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. The Company’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker. For the three months ended September 29, 2011 and September 30, 2010, sales to Hawker were $2.7 and $1.4, respectively, and for the nine months ended September 29, 2011 and September 30, 2010, sales to Hawker were $7.2 and $3.8, respectively. Receivables due from Hawker were $3.3 as of September 29, 2011, net of a $0.3 receivable write-off.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
     A member of Holdings’ Board of Directors served as Chairman, President, and Chief Executive Officer of Aviall, Inc., the parent company of one of our customers, Aviall Services, Inc. and a wholly-owned subsidiary of Boeing until his retirement in February 2010. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc. which has terminated. Net revenues under the distribution agreement were $1.1 for the three months ended September 30, 2010, and $3.1 for the nine months ended September 30, 2010.
     The Company paid less than $0.1 to a subsidiary of Onex for services rendered for the three months ended September 29, 2011 and September 30, 2010, respectively, and $0.2 for the nine months ended September 29, 2011 and September 30, 2010, respectively. Management believes the amounts charged were reasonable in relation to the services provided.
     Boeing owned and operated significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, was providing those systems and support services to Spirit under a Transition Services Agreement. The services covered by the Transition Services Agreement have now been established by the Company, and the agreement terminated. Under the Transition Services Agreement, the Company incurred no fees for the three months ended September 29, 2011 and September 30, 2010, respectively, and fees of zero and less than $0.1 for the nine months ended September 29, 2011 and September 30, 2010, respectively. The amounts owed to Boeing and recorded as accrued liabilities were zero and less than $0.1 at September 29, 2011 and September 30, 2010, respectively.
     The spouse of one of the Company’s recently retired executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees to the firm of $0.6 and $0.4 for the three months ended September 29, 2011 and September 30, 2010, respectively, and $1.5 and $1.0 for the nine months ended September 29, 2011 and September 30, 2010, respectively.
     On April 20, 2011, an executive of the Company was elected to the Board of Directors of Rockwell Collins, Inc., a supplier of manufacturing parts to the Company. Under the commercial terms of the arrangement with the supplier, Spirit paid less than $0.1 for the three and nine months ended September 29, 2011. The amounts owed to Rockwell Collins and recorded as accrued liabilities were less than $0.1 for the three and nine months ended September 29, 2011.
     An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties. Such fees are not material to the Company.
18. Commitments, Contingencies and Guarantees
Litigation
     From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at September 29, 2011 or December 31, 2010 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
The asset purchase agreement from the Boeing Acquisition requires Spirit to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita, which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. On June 30, 2010, the U.S. District Court granted defendants’ dispositive motions, finding that the case should not be allowed to proceed as a class action. The matter is now on appeal to the Tenth Circuit Court of Appeals, which could reverse the District Court’s June 30, 2010 ruling. The Company intends to continue to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.
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
Guarantees
     Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of September 29, 2011 and December 31, 2010, outstanding letters of credit were $20.1 and $18.9, respectively, and outstanding guarantees were $27.3 and $23.1, respectively.
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
     The following is a roll forward of the service warranty and extraordinary rework balance at September 29, 2011:

Balance, December 31, 2010	$18.7
Charges to costs and expenses(1)	14.8
Write-offs, net of recoveries	(12.5)
Exchange rate	—

Balance, September 29, 2011	$21.0

(1)	During the second quarter of 2011, we expensed an additional $9.0 to charges and unallocated cost of sales due to changes in claims data and historical experience.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
19. Other Income (Expense), Net
     Other income (expense), net, is summarized as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 29,	September 30,	September 29,	September 30,
	2011	2010	2011	2010
KDFA bond	$1.1	$1.1	$3.2	$3.0
Rental and miscellaneous income (expense)	(1.1)	0.2	(0.9)	0.6
Foreign currency gains (losses)	(1.6)	1.2	(2.3)	(3.9)

Total	$(1.6)	$2.5	$—	$(0.3)

     Foreign currency gains (losses) are due to the impact of movement in foreign currency exchange rates on trade and intercompany receivables/payables and other long-term contractual rights/obligations denominated in a currency other than the entity’s functional currency.
20. Segment Information
     The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 96% of the Company’s net revenues for the nine months ended September 29, 2011 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses, unallocated research and development and unallocated cost of sales. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins. Unallocated research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment. Unallocated cost of sales is related to an increase in warranty and extraordinary rework reserves and early retirement elected by eligible UAW represented employees during the second quarter of 2011, and in 2010 related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010. All of these unallocated items are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.
     The Company’s Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer), as well as related spares and maintenance, repairs and overhaul (MRO). The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina. The Fuselage Systems segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.
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
The following table shows segment information:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2011	2010	2011	2010
Segment Revenues
Fuselage Systems(1)	$541.6	$484.6	$1,842.7	$1,516.0
Propulsion Systems	309.1	252.6	899.8	799.0
Wing Systems(1)	276.8	263.9	894.2	779.7
All Other	2.2	0.9	8.2	6.6

	$1,129.7	$1,002.0	$3,644.9	$3,101.3

Segment Operating Income
Fuselage Systems(1)(2)	$79.6	$67.6	$221.7	$224.4
Propulsion Systems	52.8	30.6	141.8	97.6
Wing Systems(1)(3)	22.6	25.9	8.8	73.1
All Other	1.3	(0.1)	1.8	(2.3)

Business Segment Operating Income	156.3	124.0	374.1	392.8
Unallocated corporate SG&A	(35.1)	(34.4)	(107.8)	(104.1)
Unallocated research and development	(0.7)	(0.7)	(1.7)	(2.2)
Unallocated cost of sales (4)	—	(6.5)	(10.9)	(25.4)

Total operating income	$120.5	$82.4	$253.7	$261.1

(1)	Includes recognition of deferred revenue associated with the B787 Amendment, which was finalized in 2011.

(2)	Net of $10.0 forward-loss recorded in the three months ended September 29, 2011, and $38.2 forward-loss recorded in the nine months ended September 29, 2011 for the Sikorsky CH-53K helicopter program.

(3)	Net of $53.3 forward-loss recorded for the G280 wing program in the second quarter of 2011.

(4)	Includes charges in the second quarter of 2011 of $9.0 to replenish the warranty and extraordinary rework reserves and $1.9 in early retirement incentives elected by eligible UAW-represented employees. Includes a charge in the second quarter of 2010 of $18.9 related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010 and $6.5 of IAM early retirement incentives offered in the third quarter of 2010.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Statements of Operations
For the Three Months Ended September 29, 2011

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Net Revenues	$1,014.6	$9.4	$130.2	$(24.5)	$1,129.7
Operating costs and expenses
Cost of sales	859.3	7.3	120.9	(24.5)	963.0
Selling, general and administrative	33.0	0.5	4.9	—	38.4
Research and development	7.6	—	0.2	—	7.8

Total operating costs and expenses	899.9	7.8	126.0	(24.5)	1,009.2
Operating income	114.7	1.6	4.2	—	120.5
Interest expense and financing fee amortization	(18.6)	—	(1.9)	1.5	(19.0)
Interest income	1.5	—	—	(1.5)	—
Other income (expense), net	1.1	—	(2.7)	—	(1.6)

Income (loss) before income taxes and equity in net loss of affiliates	98.7	1.6	(0.4)	—	99.9
Income tax benefit (provision)	(28.0)	(0.6)	(3.8)	—	(32.4)

Income (loss) before equity in net loss of affiliates	70.7	1.0	(4.2)	—	67.5
Equity in net income (loss) of affiliates	(0.3)	—	0.1	—	(0.2)

Net income (loss)	$70.4	$1.0	$(4.1)	$—	$67.3

Condensed Consolidating Statements of Operations
For the Three Months Ended September 30, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Net Revenues	$911.6	$0.5	$111.7	$(21.8)	$1,002.0
Operating costs and expenses
Cost of sales	788.7	0.5	101.2	(21.9)	868.5
Selling, general and administrative	32.8	0.8	4.9	—	38.5
Research and development	11.9	—	0.7	—	12.6

Total operating costs and expenses	833.4	1.3	106.8	(21.9)	919.6
Operating income (loss)	78.2	(0.8)	4.9	0.1	82.4
Interest expense and financing fee amortization	(12.6)	—	(1.0)	0.8	(12.8)
Interest income	0.8	—	—	(0.8)	—
Other income, net	1.2	—	1.3	—	2.5

Income (loss) before income taxes and equity in net loss of affiliates	67.6	(0.8)	5.2	0.1	72.1
Income tax benefit (provision)	(22.6)	0.3	(3.1)	—	(25.4)

Income (loss) before equity in net loss of affiliates	45.0	(0.5)	2.1	0.1	46.7
Equity in net loss of affiliates	—	—	(0.3)	—	(0.3)

Net income (loss)	$45.0	$(0.5)	$1.8	$0.1	$46.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Statements of Operations
For the Nine Months Ended September 29, 2011

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Net Revenues	$3,320.3	$21.3	$376.5	$(73.2)	$3,644.9
Operating costs and expenses

Cost of sales	2,953.6	16.8	348.4	(73.2)	3,245.6
Selling, general and administrative	102.2	1.9	14.4	—	118.5
Research and development	26.6	—	0.5	—	27.1

Total operating costs and expenses	3,082.4	18.7	363.3	(73.2)	3,391.2
Operating income	237.9	2.6	13.2	—	253.7
Interest expense and financing fee amortization	(60.6)	—	(5.0)	4.0	(61.6)
Interest income	4.2	—	—	(4.0)	0.2
Other income (expense), net	3.2	—	(3.2)	—	—

Income before income taxes and equity in net loss of affiliates	184.7	2.6	5.0	—	192.3
Income tax benefit (provision)	(55.7)	(1.0)	(2.9)	—	(59.6)

Income before equity in net loss of affiliates	129.0	1.6	2.1	—	132.7
Equity in net loss of affiliates	(0.4)	—	(0.3)	—	(0.7)

Net income	$128.6	$1.6	$1.8	$—	$132.0

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 30, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Net Revenues	$2,797.8	$1.0	$358.9	$(56.4)	$3,101.3
Operating costs and expenses

Cost of sales	2,420.3	1.0	324.4	(56.5)	2,689.2
Selling, general and administrative	100.3	2.7	12.9	—	115.9
Research and development	33.4	—	1.7	—	35.1

Total operating costs and expenses	2,554.0	3.7	339.0	(56.5)	2,840.2
Operating income (loss)	243.8	(2.7)	19.9	0.1	261.1
Interest expense and financing fee amortization	(40.1)	—	(3.0)	2.5	(40.6)
Interest income	2.7	—	—	(2.5)	0.2
Other income (expense), net	3.1	—	(3.4)	—	(0.3)

Income (loss) before income taxes and equity in net loss of affiliates	209.5	(2.7)	13.5	0.1	220.4
Income tax benefit (provision)	(59.8)	1.0	(4.0)	—	(62.8)

Income (loss) before equity in net loss of affiliates	149.7	(1.7)	9.5	0.1	157.6
Equity in net loss of affiliates	—	—	(0.6)	—	(0.6)

Net income (loss)	$149.7	$(1.7)	$8.9	$0.1	$157.0

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Balance Sheet
September 29, 2011

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Current assets
Cash and cash equivalents	$89.8	$—	$48.5	$—	$138.3
Accounts receivable, net	367.7	6.6	133.0	(174.1)	333.2
Inventory, net	2,320.1	77.6	174.2	—	2,571.9
Deferred tax asset-current	63.3	—	1.3	—	64.6
Other current assets	31.6	0.3	2.0	—	33.9

Total current assets	2,872.5	84.5	359.0	(174.1)	3,141.9
Property, plant and equipment, net	1,053.0	323.3	166.1	—	1,542.4
Pension assets	186.0	—	5.5	—	191.5
Investment in subsidiary	279.9	—	—	(279.9)	—
Deferred tax asset- non-current, net	18.4	—	—	—	18.4
Other assets	332.4	80.0	31.6	(346.4)	97.6

Total assets	$4,742.2	$487.8	$562.2	$(800.4)	$4,991.8

Current liabilities
Accounts payable	$464.8	$92.7	$138.3	$(174.1)	$521.7
Accrued expenses	176.5	0.9	25.4	—	202.8
Profit sharing	31.1	—	2.1	—	33.2
Current portion of long-term debt	6.8	5.6	2.3	—	14.7
Advance payments, short-term	7.8	—	—	—	7.8
Deferred revenue, short-term	29.6	—	1.3	—	30.9
Deferred grant income liability — current	—	4.7	1.2	—	5.9
Other current liabilities	2.8	—	3.7	—	6.5

Total current liabilities	719.4	103.9	174.3	(174.1)	823.5
Long-term debt	1,160.7	80.0	215.3	(266.4)	1,189.6
Advance payments, long-term	658.1	—	—	—	658.1
Pension/OPEB obligation	77.6	—	—	—	77.6
Deferred grant income liability — non-current	—	90.3	33.5	—	123.8
Deferred revenue and other deferred credits	24.5	—	9.3	—	33.8
Other liabilities	188.4	—	21.6	(80.0)	130.0
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 118,507,150 shares issued	1.2	—	—	—	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 24,371,445 shares issued	0.2	—	—	—	0.2
Additional paid-in capital	993.3	210.7	69.2	(279.9)	993.3
Accumulated other comprehensive loss	(60.4)	—	(12.1)	—	(72.5)
Retained earnings	979.2	2.9	50.6	—	1,032.7

Total shareholders’ equity	1,913.5	213.6	107.7	(279.9)	1,954.9
Noncontrolling interest	—	—	0.5	—	0.5

Total equity	1,913.5	213.6	108.2	(279.9)	1,955.4

Total liabilities and shareholders’ equity	$4,742.2	$487.8	$562.2	$(800.4)	$4,991.8

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Balance Sheet
December 31, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Current assets
Cash and cash equivalents	$416.1	$—	$65.5	$—	$481.6
Accounts receivable, net	180.6	6.6	96.4	(83.4)	200.2
Inventory, net	2,368.0	15.9	124.0	—	2,507.9
Deferred tax asset-current	46.7	—	0.9	—	47.6
Other current assets	55.0	—	2.4	—	57.4

Total current assets	3,066.4	22.5	289.2	(83.4)	3,294.7
Property, plant and equipment, net	1,018.0	302.0	150.0	—	1,470.0
Pension assets	169.5	—	2.9	—	172.4
Investment in subsidiary	279.9	—	—	(279.9)	—
Deferred tax asset- non-current, net	55.0	—	—	—	55.0
Other assets	285.4	80.0	34.7	(290.2)	109.9

Total assets	$4,874.2	$404.5	$476.8	$(653.5)	$5,102.0

Current liabilities
Accounts payable	$394.1	$14.4	$118.4	$(83.4)	$443.5
Accrued expenses	169.9	—	20.8	—	190.7
Profit sharing	26.6	—	2.3	—	28.9
Current portion of long-term debt	7.2	—	2.3	—	9.5
Advance payments, short-term	169.4	—	—	—	169.4
Deferred revenue, short-term	295.6	—	7.0	—	302.6
Deferred grant income liability — current	—	3.9	1.2	—	5.1
Other current liabilities	9.7	—	4.7	—	14.4

Total current liabilities	1,072.5	18.3	156.7	(83.4)	1,164.1
Long-term debt	1,157.3	80.0	160.2	(210.2)	1,187.3
Advance payments, long-term	655.2	—	—	—	655.2
Pension/OPEB obligation	72.5	—	—	—	72.5
Deferred grant income liability — non-current	—	94.2	34.2	—	128.4
Deferred revenue and other deferred credits	26.4	—	2.6	—	29.0
Other liabilities	116.8	—	17.8	(80.0)	54.6
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 107,201,314 shares issued	1.1	—	—	—	1.1
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 34,897,388 shares issued	0.3	—	—	—	0.3
Additional paid-in capital	983.6	210.7	69.2	(279.9)	983.6
Accumulated other comprehensive loss	(62.1)	—	(13.2)	—	(75.3)
Retained earnings	850.6	1.3	48.8	—	900.7

Total shareholders’ equity	1,773.5	212.0	104.8	(279.9)	1,810.4
Noncontrolling interest	—	—	0.5	—	0.5

Total equity	1,773.5	212.0	105.3	(279.9)	1,810.9

Total liabilities and shareholders’ equity	$4,874.2	$404.5	$476.8	$(653.5)	$5,102.0

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 29, 2011

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$(162.6)	$26.9	$(40.1)	$—	$(175.8)

Investing activities
Purchase of property, plant and equipment	(104.9)	(26.9)	(32.4)	—	(164.2)
Proceeds from sale of assets	0.2	—	0.2	—	0.4

Net cash (used in) investing activities	(104.7)	(26.9)	(32.2)	—	(163.8)

Financing activities
Principal payments of debt	(4.0)	—	(1.3)	—	(5.3)
Collection on (repayment of) intercompany debt	(56.2)	—	56.2	—	—
Excess tax benefits from share-based payment arrangements	1.2	—	—	—	1.2

Net cash provided by (used in) financing activities	(59.0)	—	54.9	—	(4.1)

Effect of exchange rate changes on cash and cash equivalents	—	—	0.4	—	0.4

Net (decrease) in cash and cash equivalents for the period	(326.3)	—	(17.0)	—	(343.3)
Cash and cash equivalents, beginning of period	416.1	—	65.5	—	481.6

Cash and cash equivalents, end of period	$89.8	$—	$48.5	$—	$138.3

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)
Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2010

		Guarantor	Non-Guarantor	Consolidating
	Spirit	Subsidiaries	Subsidiaries	Adjustments	Total
Operating activities
Net cash (used in) operating activities	$(213.0)	$(8.9)	$(17.1)	$—	$(239.0)

Investing activities
Purchase of property, plant and equipment	(60.9)	(112.6)	(9.5)	—	(183.0)
Proceeds from the sale of assets	0.1	—	0.2	—	0.3
Investment in subsidiary	(124.9)	—	—	124.9	—
Other	—	—	(0.8)	—	(0.8)

Net cash provided by (used in) investing activities	(185.7)	(112.6)	(10.1)	124.9	(183.5)

Financing activities
Proceeds from revolving credit facility	125.0	—	—	—	125.0
Principal payments of debt	(7.7)	—	(0.3)	—	(8.0)
Collection on (repayment of) intercompany debt	5.6	—	(5.6)	—	—
Proceeds from parent company contribution	—	121.5	3.4	(124.9)	—
Debt issuance and financing costs	(0.2)	—	—	—	(0.2)
Excess tax benefits from share-based payment arrangements	4.9	—	—	—	4.9

Net cash provided by (used in) financing activities	127.6	121.5	(2.5)	(124.9)	121.7

Effect of exchange rate changes on cash and cash equivalents	—	—	(1.9)	—	(1.9)

Net (decrease) in cash and cash equivalents for the period	(271.1)	—	(31.6)	—	(302.7)
Cash and cash equivalents, beginning of period	317.1	—	51.9	—	369.0

Cash and cash equivalents, end of period	$46.0	$—	$20.3	$—	$66.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (our “2010 Form 10-K”), filed with the SEC on February 22, 2011 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the SEC on August 5, 2011 (our “Q2 2011 Form 10-Q”). See also “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.
Recent Events
     After delivery by Boeing to its customer on September 26, 2011, the first commercial flight of the Boeing 787 took place on October 26, 2011.
     On October 12, 2011, the first Boeing 747-8 Freighter was delivered by Boeing to its customer.
     On September 27, 2011, we announced plans to establish a manufacturing plant in Chanute, Kansas. The new facility will support light sub-assembly component manufacturing.
     We continue to work toward a resolution of contract negotiations with employees represented by the Society of Professional Engineering Employees in Aerospace — Wichita Technical and Professional Unit (“SPEEA”). The original contract expired on July 11, 2011 and the union members rejected the Company’s 9 1/2-year contract offer, but did not vote on a strike authorization. We continue to work under the conditions of the old contract with no work disruption. SPEEA represents about 2,300 professional and technical non-engineering employees in Wichita.
Overview
     We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the three months ended September 29, 2011, we generated net revenues of $1,129.7 million and net income of $67.3 million and for the nine months ended September 29, 2011, we generated net revenues of $3,644.9 million and net income of $132.0 million.
     We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program. The Propulsion Systems segment manufactures products at our facilities in Wichita, Kansas. The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma, Prestwick, Scotland, Subang, Malaysia and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 27%, 25% and less than 1%, respectively, of our net revenues for the three months ended September 29, 2011. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 51%, 25%, 24% and less than 1%, respectively, of our net revenues for the nine months ended September 29, 2011.

New Program Performance
     We are currently performing work on several new programs, which are in various stages of development. Several of these programs have entered flight testing, including the Gulfstream G280 and Gulfstream G650, which includes the Rolls-Royce BR725. The Boeing B787-8 and Boeing B747-8 Freighter have received Federal Aviation Authority (FAA) and Joint Aviation Authorities (JAA) certification, as well as FAA and European Aviation Safety Agency (EASA) certification for entry into service, and have each had their first deliveries to the final customer. We are delivering revenue-generating production units on all of these programs. In addition, we delivered our first revenue-generating test article on the Sikorsky CH-53K helicopter program in December 2010.
     These new programs continue to pose a risk of additional charges and/or forward-loss given the low margins that are currently forecasted and cost pressures that have continued throughout 2011. The first nine months of 2011 have been challenging for some of our new programs as we have experienced difficulties in achieving estimated cost targets. As described in more detail below in “—Results of Operations”, in the third quarter of 2011, we recorded a $10.0 million forward-loss associated with the make versus buy strategy on the Sikorsky CH-53K helicopter program, which has resulted in a total forward-loss of $38.2 million recognized for the year. The initial $28.2 million of cost recorded in the first quarter of 2011 was associated with the decision to proceed with a more traditional design and build approach to manufacture the remaining six test units. We continue to see risk for cost growth on this program and as a result, we are working to mitigate further losses. In addition, in the second quarter of 2011, we recorded a $53.3 million forward-loss on our G280 wing program as a result of additional manufacturing cost growth and the inclusion of estimated costs related to our decision to move that program to Kinston, North Carolina. Recognition of an additional forward-loss on these programs continues to be a significant risk and is dependent upon several factors including our market forecast for these aircraft, our ability to successfully perform under revised design and manufacturing plans, achievement of forecasted cost reductions as we enter into production and our ability to successfully resolve claims and assertions.
     In the second quarter of 2011, we lowered our estimated margin on the G650 program, as that program has experienced cost growth as it progresses through the development stage and moves towards FAA certification. Our estimated margin on the initial Rolls-Royce BR725 contract remains at zero until we are able to realize important cost reduction opportunities. In addition, in the second quarter of 2011, we revised our contract estimates on the B747-8 fuselage and wing programs to reflect break-even margins. The B787 contract profitability will depend upon our ability to achieve cost reduction opportunities as we increase production levels in the coming months and years. Contract estimates remain at break-even margins until we are able to realize these important cost reduction opportunities. The potential for these programs to recognize a forward-loss is dependent upon our ability to execute the planned cost reduction and manufacturing plans and other identified performance initiatives.
     We also continue to support the development of the A350 XWB fuselage and wing programs. Maintaining profit projections on these programs is dependent upon the program schedule. The A350 XWB program could experience significant cost growth if the program schedule experiences delays. Our contract estimates on the non-recurring portion of the A350 wing contract continue to reflect zero margins as we continue to experience cost growth in 2011.
     The next twelve to eighteen months will be a critical time for all of these programs as we manufacture the initial units and establish baseline performance for the recurring cost structure. Recognition of an additional forward-loss in future periods continues to be a significant risk and is dependent upon several factors including our market forecast, our ability to successfully perform under revised design and manufacturing plans, achievement of forecasted cost reductions as we enter into production and our ability to successfully resolve claims and assertions.

Results of Operations

	Three Months	Three Months		Nine Months	Nine Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	September 29,	September 30,	Change to	September 29,	September	Change to
	2011	2010	Prior Year	2011	30, 2010	Prior Year
	($ in millions)
Net revenues	$1,129.7	$1,002.0	13%	$3,644.9	$3,101.3	18%
Operating costs and expenses
Cost of sales	963.0	868.5	11%	3,245.6	2,689.2	21%
Selling, general and administrative expenses	38.4	38.5	(0)%	118.5	115.9	2%
Research and development	7.8	12.6	(38)%	27.1	35.1	(23)%

Operating income	120.5	82.4	46%	253.7	261.1	(3)%
Interest expense and financing fee amortization	(19.0)	(12.8)	48%	(61.6)	(40.6)	52%
Interest income	—	—	0%	0.2	0.2	0%
Other income (expense), net	(1.6)	2.5	(164)%	—	(0.3)	100%

Income before income taxes and equity in net loss of affiliates	99.9	72.1	39%	192.3	220.4	(13)%
Income tax provision	(32.4)	(25.4)	28%	(59.6)	(62.8)	(5)%

Income before equity in net loss of affiliates	67.5	46.7	45%	132.7	157.6	(16)%
Equity in net loss of affiliates	(0.2)	(0.3)	(33)%	(0.7)	(0.6)	17%

Net income	$67.3	$46.4	45%	$132.0	$157.0	(16)%

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
     Comparative ship set deliveries by model are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 29,	September 30,	September 29,	September 30,
Model	2011	2010	2011	2010
B737	95	93	285	283
B747	4	2	11	6
B767	6	3	17	10
B777	21	14	59	53
B787	5	4	18	13

Total Boeing	131	116	390	365
A320 Family	103	75	297	272
A330/340	24	5	68	53
A380	7	7	18	13

Total Airbus	134	87	383	338
Business/Regional Jets(1)	8	6	26	17

Total	273	209	799	720

(1)	Previously included Hawker Beechcraft products only. Now includes Spirit deliveries associated with business and regional jets.

Net revenues by prime customer are as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 29,	September 30,	September 29,	September 30,
Prime Customer	2011	2010	2011	2010
	($ in millions)
Boeing	$950.6	$853.7	$3,143.2	$2,650.8
Airbus	122.8	104.3	347.5	319.0
Other	56.3	44.0	154.2	131.5

Total net revenues	$1,129.7	$1,002.0	$3,644.9	$3,101.3

Three Months Ended September 29, 2011 as Compared to Three Months Ended September 30, 2010
     Net Revenues. Net revenues for the three months ended September 29, 2011 were $1,129.7 million, an increase of $127.7 million, or 13%, compared with net revenues of $1,002.0 million for the same period in the prior year. The increase in net revenues was primarily attributable to higher production volume, which was driven by an increase in deliveries across all Boeing models, the A320 and A330/A340 programs, and additional aftermarket volume. In addition, net revenues generated from our business jet programs increased during the quarter as we delivered more production ship sets. Non-recurring net revenue, which includes design and development efforts, decreased $5.9 million during the quarter as we transitioned to full production on multiple platforms. Deliveries to Boeing increased by 13% to 131 ship sets during the three months ended September 29, 2011, compared to 116 ship sets delivered in the same period of the prior year, primarily due to increases in ship set deliveries across all Boeing programs driven by customer delivery schedules. Deliveries to Airbus increased by 54% to 134 ship sets during the three months ended September 29, 2011, compared to 87 ship sets delivered in the same period of the prior year. In comparison, in the same period of 2010, deliveries of A320 and A330/A340 wings were negatively impacted by a customer re-phasing delivery schedule, which resulted in a shift in planned deliveries for these programs. In total, ship set deliveries increased by 31% to 273 ship sets during the three months ended September 29, 2011, compared to 209 ship sets delivered in the same period of the prior year. Approximately 95% of Spirit’s net revenues for the three months ended September 29, 2011 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 85% for the three months ended September 29, 2011, compared to 87% for the same period in the prior year. The improvement in cost of sales as a percentage of net revenues was primarily due to favorable margins from model mix and the recognition of a $3.7 million favorable cumulative catch-up adjustment driven by a lower forecast for our short-term incentive accrual, a favorable cost adjustment to reflect the recovery by the customer of non-recurring efforts in our Propulsion Systems segment, partially offset by increasing material costs in our Wing Systems segment. The improvement in cost of sales as a percentage of net revenues was partially offset by a $10.0 million forward-loss charge associated with the development effort on our Sikorsky CH-53K helicopter program. In comparison, in the same period of 2010, we recorded a $4.2 million unfavorable cumulative catch-up adjustment primarily driven by additional costs to meet test hardware schedules on the Sikorsky CH-53K helicopter program, partially offset by favorable cost performance trends on mature programs. In addition, in the third quarter of 2010, we recorded an expense of approximately $6.5 million for early retirement incentives included in the new ten-year agreement with the International Association of Machinists and Aerospace Workers (IAM).
     SG&A, Research and Development. Combined SG&A and research and development costs as a percentage of net revenues were 4% for the three months ended September 29, 2011, compared to 5% for the same period in the prior year. Overall SG&A expense remained unchanged quarter over quarter as we continue to control spending and realize efficiencies from cost saving opportunities. Stock compensation expense increased $1.9 million as a result of grants awarded in the first half 2011, as compared to $1.5 million of stock compensation expense recorded for the same period in the prior year. In comparison, in the same period of 2010, we incurred additional facility set-up expenses as we expanded our global footprint to Malaysia, North Carolina and France. Research and development expense for the three months ended September 29, 2011 was down $4.8 million, primarily as a result of the B787 Amendment which changed the treatment of advances for non-recurring work previously recorded as research and development expense to inventory contract costs.
     Operating Income. Operating income for the three months ended September 29, 2011 was $120.5 million, an increase of $38.1 million, or 46%, compared to operating income of $82.4 million for the same period in the prior year. Operating income for the quarter increased primarily due to higher production and aftermarket volumes, the recognition of a favorable cumulative catch-up adjustment, and the favorable impact of the change in treatment of advances for non-recurring work previously recorded as research and development expense to inventory contract costs as amended in the B787 Amendment. The increase was partially offset by declining revenues for non-recurring activities and the recognition of an additional forward-loss on our Sikorsky CH-53K helicopter program as previously discussed.

     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the three months ended September 29, 2011 includes $16.7 million of interest and fees paid or accrued in connection with our long-term debt and $2.3 million in amortization of deferred financing costs, compared to $11.2 million of interest and fees paid or accrued in connection with our long-term debt and $1.6 million in amortization of deferred financing costs incurred for the same period in the prior year. The increase in interest expense associated with long-term debt in the third quarter of 2011 was primarily driven by interest accrued on our 2020 Notes and on our senior secured term loan as amended in 2010. The increase in deferred financing costs was related to the issuance of our 2020 Notes and the amortization of fees related to the amendment of our credit facility.
     Interest Income. Interest income for the third quarter of 2011 was less than $0.1 million, as compared to zero for the same period in the prior year.
     Other Income (Expense), net. Other income (expense), net for the three months ended September 29, 2011 was an expense of $1.6 million, compared to income of $2.5 million for the same period in the prior year, due to the impact of unfavorable changes in foreign exchange rates on increased intercompany borrowings during the third quarter of 2011, partially offset by foreign exchange gains on our Euro-denominated capital lease obligation in France. In comparison, in the same period of 2010, we recorded a net gain due to favorable foreign exchange rates. The fluctuations in foreign exchange rates primarily impact the intercompany payable from Spirit Europe to Spirit related to our A350 XWB program, as well as trade payables and borrowings.
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
     The income tax provision for the three months ended September 29, 2011 includes $28.1 million for federal taxes, $0.5 million for state taxes and $3.8 million for foreign taxes. The income tax provision for the three months ended September 30, 2010 includes $21.3 million for federal taxes, $0.2 million for state taxes and $3.9 million for foreign taxes. The effective tax rate for the three months ended September 29, 2011 was 32.4% as compared to 35.2% for the same period in 2010. The decrease in the effective tax rate recorded for the three months ended September 29, 2011 is related primarily to the U.S. Research Credit reinstated in the fourth quarter last year, partially offset by establishing a reserve for the prior years’ Malaysia tax holiday benefit in the current quarter.

     Segments. The following table shows segment revenues for the three months ended September 29, 2011, compared to the three months ended September 30, 2010:

	Three Months Ended	Three Months Ended
	September 29, 2011	September 30, 2010
	($ in millions)
Segment Revenues
Fuselage Systems	$541.6	$484.6
Propulsion Systems	309.1	252.6
Wing Systems	276.8	263.9
All Other	2.2	0.9

	$1,129.7	$1,002.0

Segment Operating Income
Fuselage Systems (1)	$79.6	$67.6
Propulsion Systems	52.8	30.6
Wing Systems	22.6	25.9
All Other	1.3	(0.1)

	156.3	124.0
Unallocated corporate SG&A	(35.1)	(34.4)
Unallocated research and development	(0.7)	(0.7)
Unallocated cost of sales(2)	—	(6.5)

Total operating income	$120.5	$82.4

(1)	Net of $10.0 million forward-loss recorded for the Sikorsky CH-53K helicopter program in the third quarter of 2011.

(2)	Charges in the third quarter of 2010 related to early retirement incentives for represented members of the IAM who made elections to retire by September 2010.
     Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 27%, 25% and less than 1%, respectively, of our net revenues for the three months ended September 29, 2011. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 51%, 34%, 14% and 1%, respectively, of our operating income before unallocated corporate expenses for the three months ended September 29, 2011.
     Fuselage Systems. Fuselage Systems segment net revenues for the three months ended September 29, 2011 were $541.6 million, an increase of $57.0 million, or 12%, compared to segment net revenues of $484.6 million for the same period in the prior year. The increase in net revenues was primarily attributable to higher overall production volume, which was driven by the increase in deliveries for the B747, B767, B777, and B787 programs. Fuselage Systems posted segment operating margins of 15% for the three months ended September 29, 2011, up from 14% for the same period in the prior year, as the segment realized favorable margins driven by model mix, partially offset by a $10.0 million forward-loss charge associated with the make versus buy strategy on our Sikorsky CH-53K helicopter program. During the quarter the segment recognized a $0.9 million favorable cumulative catch-up adjustment driven by a lower forecast for our short-term incentive accrual, partially offset by negative performance on labor productivity. In comparison, in the same period of 2010, the segment recognized a $4.0 million unfavorable cumulative catch-up adjustment, which was primarily driven by additional costs to meet test hardware schedules on the Sikorsky CH-53K helicopter program, partially offset by favorable cost performance trends on mature programs.
     Propulsion Systems. Propulsion Systems segment net revenues for the three months ended September 29, 2011 were $309.1 million, an increase of $56.5 million, or 22%, compared to segment net revenues of $252.6 million for the same period in the prior year. The increase in net revenues was attributable to higher overall production volume, which was driven by the increase in deliveries for the B747 and B777 programs and additional aftermarket volume. Propulsion Systems posted segment operating margins of 17% for the three months ended September 29, 2011, up from 12% for the same period in the prior year, primarily driven by the recognition of a favorable $5.3 million cumulative catch-up adjustment driven by a lower forecast for our short-term incentive accrual and a favorable cost adjustment to reflect the recovery from the customer of non-recurring efforts. In comparison, in the same period of 2010, Propulsion Systems segment experienced lower twin-aisle production.

     Wing Systems. Wing Systems segment net revenues for the three months ended September 29, 2011 were $276.8 million, an increase of $12.9 million, or 5%, compared to segment net revenues of $263.9 million for the same period in the prior year. The increase in net revenues was attributable to higher overall production volume, which was driven by the increase in deliveries for B777, B787, all Airbus platforms, and G650 programs, partially offset by a decrease in net revenue recognized for non-recurring engineering efforts on the A350 program. Wing Systems posted operating margins of 8% for the three months ended September 29, 2011, down from 10% for the same period in the prior year, primarily due to the recognition of a $2.5 million unfavorable cumulative catch-up adjustment driven by increasing material costs, partially offset by improved labor productivity and a lower forecast for our short-term incentive accrual. In comparison, in the same period of 2010, Wing Systems recognized fewer deliveries on its A320 and A330/A340 programs due to a customer re-phasing delivery schedule.
     All Other. All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from the Kansas Industrial Energy Supply Company, or KIESC. For the three months ended September 29, 2011, All Other segment net revenues were $2.2 million, an increase of $1.3 million, compared to segment net revenues of $0.9 million for the same period in the prior year, as higher tooling revenues were recorded during the quarter. The improvement in All Other segment operating margins was driven by increased margins on sundry and tooling sales compared to the same period in the prior year.
Nine Months Ended September 29, 2011 as Compared to Nine Months Ended September 30, 2010
     Net Revenues. Net revenues for the nine months ended September 29, 2011 were $3,644.9 million, an increase of $543.6 million, or 18%, compared with net revenues of $3,101.3 million for the same period in the prior year. The increase in net revenues was primarily due to the recognition of deferred revenue associated with the B787 Amendment, higher production volume driven by customer delivery schedules and additional aftermarket volume. In addition, net revenues generated from our business jet programs increased during the first nine months of 2011 as we delivered more production ship sets. Non-recurring net revenue, which includes design and development efforts, decreased during the first nine months of 2011 as we transitioned to full production on multiple platforms. Deliveries to Boeing increased by 7% to 390 ship sets during the nine months ended September 29, 2011, compared to 365 ship sets delivered in the same period of the prior year, as ship set deliveries increased across all Boeing programs driven by customer delivery schedules. Deliveries to Airbus increased by 13% to 383 ship sets during the nine months ended September 29, 2011, compared to 338 ship sets delivered in the same period of the prior year, as ship set deliveries increased across all Airbus programs driven by customer delivery schedules. In comparison, in the same period of 2010, deliveries of A320 and A330/A340 wings were negatively impacted by a customer re-phasing delivery schedule, which resulted in a shift in planned deliveries for these programs. In total, ship set deliveries increased by 11% to 799 ship sets during the nine months ended September 29, 2011, compared to 720 ship sets delivered in the same period of the prior year. Approximately 96% of Spirit’s net revenues for the nine months ended September 29, 2011 came from our two largest customers, Boeing and Airbus.
     Cost of Sales. Cost of sales as a percentage of net revenues was 89% for the nine months ended September 29, 2011, compared to 87% for the same period in the prior year. The increase in cost of sales as a percentage of net revenues during the first nine months of 2011 is primarily due to a $53.3 million forward-loss charge recognized on our G280 wing program, a $38.2 million forward-loss charge on our Sikorsky CH-53K helicopter program, a $9.0 million charge to replenish warranty and extraordinary rework reserves, and $1.9 million in early retirement incentives for eligible UAW-represented employees. In the first nine months of 2011, we recorded a favorable $3.1 million cumulative catch-up adjustment related to periods prior to 2011 driven by productivity improvements, a lower forecast for our short-term incentive accrual, partially offset by increasing material costs in our Wing Systems segment. In addition, we continue to record zero margins on the B787 program, for which deliveries have increased in the current year. In comparison, in the same period of 2010, we recorded $18.9 million associated with the shares granted to eligible IAM-represented employees upon the ratification of a new ten-year agreement, $6.5 million in early retirement incentives also associated with the ten-year IAM agreement, and an unfavorable cumulative catch-up adjustment of $10.2 million.
     SG&A, Research and Development. Combined SG&A and research and development costs as a percentage of net revenues were 4% for the nine months ended September 29, 2011, compared to 5% for the same period in the prior year. Overall SG&A expense increased by $2.6 million, or 2%, as compared to the same period in the prior year. The increase in SG&A was primarily driven by an increase in stock compensation expense related to grants awarded in 2011. In comparison, in the same period of 2010, we incurred additional facility set-up expenses as we expanded our global footprint to Malaysia, North Carolina, and France and expenses related to early retirement incentives. Research and development expense for the nine months ended September 29, 2011 was down $8.0 million, or 23%, compared to the same period in the prior year, primarily as a result of the B787 Amendment which changed the treatment of advances for non-recurring work previously recorded as research and development expense to inventory contract cost.

     Operating Income. Operating income for the nine months ended September 29, 2011 was $253.7 million, a decrease of $7.4 million, or 3%, compared to operating income of $261.1 million for the same period in the prior year. Operating income decreased in 2011 primarily due to the forward-loss charges on our G280 wing and Sikorsky CH-53K helicopter programs, a charge to replenish the warranty and extraordinary rework reserve, costs associated with early retirement incentives, and higher stock compensation expense as discussed above, partially offset by improved operating margins due to higher production and aftermarket volume, impact related to the favorable cumulative catch-up, and the favorable impact of the change in treatment of advances for non-recurring work previously recorded as research and development expense to inventory contract costs as amended in the B787 Amendment. The adjustments related to the B787 Amendment did not contribute to overall operating income; however, they negatively impacted operating margins as a percentage of net revenues for the first nine months of 2011.
     Interest Expense and Financing Fee Amortization. Interest expense and financing fee amortization for the nine months ended September 29, 2011 includes $54.6 million of interest and fees paid or accrued in connection with our long-term debt and $7.0 million in amortization of deferred financing costs, compared to $34.9 million of interest and fees paid or accrued in connection with our long-term debt and $5.7 million in amortization of deferred financing costs for the same period in the prior year. The increase in interest expense associated with long-term debt in the third quarter of 2011 was primarily driven by interest accrued on our 2020 Notes and on our senior secured term loan as amended in 2010. The increase in deferred financing costs was related to the issuance of our 2020 Notes and the amortization of fees related to the amendment of our credit facility.
     Interest Income. Interest income for the nine months ended September 29, 2011 and September 30, 2010 was $0.2 million.
     Other Income (Expense), net. Other income (expense), net for the nine months ended September 29, 2011 was an expense of less than $0.1 million, compared to an expense of $0.3 million for the same period in the prior year, primarily due to the impact of unfavorable changes in foreign exchange rates on increased intercompany borrowings during the third quarter of 2011 and the recognition of a foreign exchange loss on our Euro-denominated capital lease obligation in France, partially offset by investment income. In comparison, in the same period of 2010, we recorded net foreign exchange gains on intercompany activities and trade payables as well as additional investment income.
     Provision for Income Taxes. The income tax provision for the nine months ended September 29, 2011 includes $54.6 million for federal taxes, $2.1 million for state taxes and $2.9 million for foreign taxes. The income tax provision for the nine months ended September 30, 2010 includes $60.5 million for federal taxes, ($1.7) million for state taxes and $4.0 million for foreign taxes. The 31.0% effective tax rate for the nine months ended September 29, 2011 differs from the 28.5% effective tax rate for the same period in 2010 primarily due to favorably settling the 2005 and 2006 U.S. Federal examinations last year and establishing a reserve this year for the prior years’ Malaysia tax holiday benefit, partially offset by the U.S. Research Credit reinstated in the fourth quarter last year.

     Segments. The following table shows segment revenues for the nine months ended September 29, 2011, compared to the nine months ended September 30, 2010:

	Nine Months Ended	Nine Months Ended
	September 29, 2011	September 30, 2010
	($ in millions)
Segment Revenues
Fuselage Systems (1)	$1,842.7	$1,516.0
Propulsion Systems	899.8	799.0
Wing Systems (1)	894.2	779.7
All Other	8.2	6.6

	$3,644.9	$3,101.3

Segment Operating Income
Fuselage Systems (1)(2)	$221.7	$224.4
Propulsion Systems	141.8	97.6
Wing Systems (1)(3)	8.8	73.1
All Other	1.8	(2.3)

	374.1	392.8
Unallocated corporate SG&A	(107.8)	(104.1)
Unallocated research and development	(1.7)	(2.2)
Unallocated cost of sales(4)	(10.9)	(25.4)

Total operating income	$253.7	$261.1

(1)	Includes recognition of deferred revenue associated with the B787 Amendment, which was finalized in 2011.

(2)	Net of $38.2 million forward-loss recorded for the Sikorsky CH-53K helicopter program in the first nine months of 2011.

(3)	Net of $53.3 million forward-loss recorded for the G280 program in the first nine months of 2011.

(4)	Includes charges in 2011 of $9.0 million to replenish the warranty and extraordinary rework reserve and $1.9 million in early retirement incentives for eligible UAW-represented employees. Includes charges in 2010 of $18.9 million related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010 and $6.5 million in IAM early retirement incentives.
     Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 51%, 25%, 24% and less than 1%, respectively, of our net revenues for the nine months ended September 29, 2011. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 59%, 38%, 2% and 1%, respectively, of our operating income before unallocated corporate expenses for the nine months ended September 29, 2011.
     Fuselage Systems. Fuselage Systems segment net revenues for the nine months ended September 29, 2011 were $1,842.7 million, an increase of $326.7 million, or 22%, compared to segment net revenues of $1,516.0 million for the same period in the prior year. The increase in net revenues is due to the recognition of deferred revenue associated with the B787 Amendment, higher production volume across all Boeing models and additional aftermarket volume, partially offset by lower revenue from non-recurring efforts, which includes design and development efforts. Fuselage Systems posted segment operating margins of 12% for the first nine months of 2011, down from 15% segment operating margins for the same period in the prior year, primarily due to a $38.2 million forward-loss on our Sikorsky CH-53K helicopter program and the zero margin associated with B787 Amendment negatively impacting operating margin as a percentage of net revenues. In the first nine months of 2011, the segment realized a favorable cumulative catch-up adjustment of $5.1 million related to periods prior to 2011, driven by productivity improvements and a lower forecast for our short-term incentive accrual. In comparison, in the same period of 2010, the segment recognized a $6.8 million unfavorable cumulative catch-up adjustment, which was primarily driven by additional costs to meet test hardware schedules on the Sikorsky CH-53K helicopter program, partially offset by favorable cost performance trends on mature programs.

     Propulsion Systems. Propulsion Systems segment net revenues for the nine months ended September 29, 2011 were $899.8 million, an increase of $100.8 million, or 13%, compared to segment net revenues of $799.0 million for the same period in the prior year. The increase in net revenues is due to the increase in B747 and B777 deliveries and additional aftermarket volume. Propulsion Systems posted segment operating margins of 16% for the first nine months of 2011, up from 12% for the same period in the prior year. In the first nine months of 2011, the segment realized a favorable cumulative catch-up adjustment of $8.7 million, primarily driven by productivity and efficiency improvements and a lower forecast for our short-term incentive accrual, compared to no cumulative catch-up adjustment in the same period in 2010.
     Wing Systems. Wing Systems segment net revenues for the nine months ended September 29, 2011 were $894.2 million, an increase of $114.5 million, or 15%, compared to segment net revenues of $779.7 for the same period in the prior year. The increase in net revenues is due to the recognition of deferred revenue associated with the B787 Amendment and higher production volume. Non-recurring net revenue, which includes design and development efforts, decreased in the first nine months of 2011 as we transitioned to full production on multiple platforms. In comparison, in the same period of 2010, Wing Systems delivered fewer ship sets on the A320 and A330/A340 programs due to a customer re-phasing delivery schedule. Wing Systems posted segment operating margins of 1% for the first nine months of 2011, down from 9% for the same period in the prior year. In 2011, we recorded a $53.3 million forward-loss charge on our G280 wing program as a result of additional manufacturing cost growth and the inclusion of estimated costs related to our decision to move that program to Kinston, North Carolina. We continue to record zero margins on the B787 program, as the adjustments related to the B787 Amendment negatively impacted segment operating margins as a percentage of net revenues for the first nine months of 2011. In the first nine months of 2011, the segment realized an unfavorable cumulative catch-up adjustment of $10.7 million, primarily driven by increasing material costs, partially offset by a lower forecast for our short-term incentive accrual, as compared to no cumulative catch-up adjustment in the same period in 2010.
     All Other. All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from the KIESC. For the nine months ended September 29, 2011, All Other segment net revenues were $8.2 million, an increase of $1.6 million, or 24%, compared to segment revenues of $6.6 million for the same period in the prior year, as higher tooling revenues were recorded during the quarter. The All Other segment recorded 22% operating margins for the first nine months of 2011, up from negative segment operating margins for the same period in the prior year driven by increased margins on sundry and tooling sales. In the first nine months of 2010, we recorded a $2.8 million charge on our tooling contract for the G280 wing program.
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
     As of September 29, 2011, we had $138.3 million of cash and cash equivalents on the balance sheet and $629.9 million of available borrowing capacity under our revolving credit facility. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows
The following table provides a summary of our cash flows for the nine months ended September 29, 2011 and September 30, 2010:

	For the Nine Months Ended
	September 29, 2011	September 30, 2010
	($ in millions)
Net income	$132.0	$157.0
Adjustments to reconcile net income	131.2	97.6
Changes in working capital	(439.0)	(493.6)

Net cash (used in) operating activities	(175.8)	(239.0)
Net cash (used in) investing activities	(163.8)	(183.5)
Net cash provided by (used in) financing activities	(4.1)	121.7

Effect of exchange rate change on cash and cash equivalents	0.4	(1.9)

Net decrease in cash and cash equivalents for the period	(343.3)	(302.7)
Cash and cash equivalents, beginning of period	481.6	369.0

Cash and cash equivalents, end of period	$138.3	$66.3

Nine Months Ended September 29, 2011 as Compared to Nine Months Ended September 30, 2010
     Operating Activities. For the nine months ended September 29, 2011, we had a net cash outflow of $175.8 million from operating activities, a decrease in outflow of $63.2 million, compared to a net cash outflow of $239.0 million for the same period in the prior year. The decrease in cash used in operating activities in the first nine months of 2011 was primarily due to timing of trade payables and long-term liabilities. Certain line items within working capital reflect the adjustments related to the B787 Amendment, which was not a contributing factor to the overall decrease in cash outflow from operating activities due to the effects of offsetting. New program inventory accounted for a net increase of $61.1 million, compared to a $348.7 million increase in inventory for the same period in the prior year. The reduction in inventory growth was primarily driven by the forward-loss charges recognized in the first nine months of 2011 on our Sikorsky CH-53K helicopter and G280 programs and adjustments related to the B787 Amendment, partially offset by continued investments on the B787, Gulfstream G280 and G650, Airbus A350 XWB, Sikorsky CH-53K helicopter and Rolls-Royce BR725 programs. We expect to continue to invest in new program inventory as we incur additional up-front costs to produce initial units, which are traditionally higher. The mature Boeing and Airbus program inventories increased $64.1 million for the nine months ended September 29, 2011, compared with a $7.6 million decrease for these contracts in the same period in the prior year, primarily due to rate increases by both Boeing and Airbus. In the first nine months of 2011, inventory balances on remaining programs decreased $61.3 million, including non-program specific inventory, compared to a $68.8 million decrease for the same period in the prior year.
     As a component of inventory, the amount related to the B787 program decreased by $140.0 million in the first nine months of 2011, compared to a $179.0 million increase in the same period of 2010, primarily due to the recognition of cost of sales associated with pricing and settlement adjustments on the B787 program, which was mostly recorded as credits to deferred production. Deferred production balances decreased by $133.8 million in the first nine months of 2011, compared to a $193.4 million increase in the same period of 2010. Deferred production balances represent an excess of actual costs incurred per ship set for units delivered under the production block over estimated cost for those units. The revenue we recognized upon delivery of B787 ship sets in the first nine months of both 2011 and 2010 resulted in the liquidation of customer advances. During the third quarter of 2011, cash payments for the B787 units resumed. Additionally, increases in inventory related to the B787 will continue to consume incremental amounts of cash until the cost to build a ship set falls below the ship set price recognized at delivery.
     Investing Activities. For the nine months ended September 29, 2011, we had a net cash outflow of $163.8 million from investing activities, a decrease in outflow of $19.7 million, as compared to a net cash outflow of $183.5 million for the same period in the prior year. During the first nine months of 2011, we invested $164.2 million in property, plant and equipment, software and program tooling, which was $18.8 million lower than during the same period in the prior year, due to the completion of our facilities in Kinston, North Carolina and Saint-Nazaire, France in 2010.
     Financing Activities. For the nine months ended September 29, 2011, we had a net cash outflow of $4.1 million from financing activities, a decrease in inflow of $125.8 million, compared to a net cash inflow of $121.7 million for the same period in the prior year. Capital lease payments were slightly down year-over-year due to the completion of the OIO capital lease agreement in 2010, partially offset by a decrease in excess tax benefits as a result of participant vesting in our Executive Incentive Plan in 2010. In comparison, in the same period of 2010, we had $125.0 million of outstanding borrowings under our revolving credit facility.

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
     We anticipate reaching maximum capacity for certain programs and are evaluating various plans to relieve capacity constraints for the announced customer production rate increases. Capital expenditures totaled approximately $164.2 million and $183.0 million for the nine months ended September 29, 2011 and September 30, 2010, respectively. We expect to fund future capital expenditures from cash on hand, from operations and borrowings available under our revolving credit facility
Pension and Other Post — Retirement Benefit Obligations
     Our U.S. pension plan remained fully funded at September 29, 2011. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. We continue to make contributions to our U.K. pension plan. Our projected contributions to the U.K. pension plan for 2011 are $8.2 million. The projected contributions can vary based on exchange rate fluctuations.
Debt and Other Financing Arrangements
     Senior Secured Credit Facilities. We are a party to a credit agreement that consists of a senior secured term loan and a senior secured revolving line of credit. On October 15, 2010, we entered into Amendment No. 3 to the credit agreement. As a result of the amendment, among other things, the revolving credit commitment was increased from $408.8 million to $650.0 million and the maturity date of the revolving credit commitment was extended to September 30, 2014. The credit agreement amendment also extended the maturity date for $437.4 million (Term B-2) of the outstanding term loan to September 30, 2016. The maturity date for the $130.2 million (Term B-1) balance of the outstanding term loan remained at September 30, 2013. The entire asset classes of Spirit, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility. As of September 29, 2011, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement. As of September 29, 2011, approximately $563.3 million was outstanding under the term loan, no borrowings were outstanding under the revolving credit facility and $20.1 million of letters of credit were outstanding.
     Revolving credit borrowings bear interest at a rate equal to, at Spirit’s option, (a) a base rate determined by reference to the highest of (1) the prime rate of our administrative agent (currently Bank of America, N.A.), (2) the federal funds rate plus 1/2 of 1.0%, and (3) LIBOR for an interest period of one month commencing on such date plus 1.0%, in each case plus an applicable margin, or (b) a LIBOR rate determined by reference to the cost of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, plus an applicable margin. As of the issue date, the applicable margin with respect to base rate borrowings under this portion of the revolving credit facility is 2.50% and the applicable margin with respect to LIBOR rate borrowings under this portion of the revolving credit facility is 3.50%. The applicable margin for borrowings under this portion of the revolving credit facility are subject to adjustment based on our consolidated total leverage, and may range from 2.00% to 3.00% with respect to base rate borrowings and from 3.00% to 4.00% with respect to LIBOR rate borrowings. At September 29, 2011, the Company’s total leverage ratio was 2.47:1.0 resulting in applicable margins of 3.5% per annum on LIBOR borrowings on Extending Revolving Loans and margins of 2.5% per annum on alternative base rate borrowings on Extending Revolving Loans.
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
     Senior Notes. On November 18, 2010, we issued $300.0 million aggregate of 6 3/4% Senior Notes due 2020 (the “2020 Notes”), with interest payable on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The Company used the proceeds to repay borrowings under its existing senior secured revolving credit facility without any reduction of the lenders’ commitment thereunder, for general corporate purposes and to pay fees and expenses incurred in connection with the offering. The carrying value of the 2020 Notes was $300.0 million as of September 29, 2011.

     On September 30, 2009, we issued $300.0 million of 7 1/2% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $294.7 million as of September 29, 2011.
     As of September 29, 2011, we were and expect to continue to be in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes.
     Advances and Deferred Revenue on the B787 Program. In December 2010, Spirit and Boeing entered into a memorandum of agreement and a settlement agreement regarding certain claims associated with the development and production of the B787 airplane. As part of these agreements, Spirit received a payment in December which was recorded as deferred revenue (short-term) within the consolidated balance sheet pending finalization of a contract amendment which would contain the final settlement terms. On May 12, 2011, Spirit and Boeing formally amended the B787 Supply Agreement finalizing substantially all of the provisions of the December 2010 MOA. Among other things, the B787 Amendment spread out repayment of the $700.0 million cash advance made by Boeing to Spirit in 2007 to be offset against the purchase price of the first 1,000 B787 ship sets delivered to Boeing, instead of the first 500 ship sets. In the event Boeing does not take delivery of 1,000 ship sets prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and repayment of any remaining balance has been spread out proportionally, with payments due on December 15th of each year until the balance of the advance payment has been fully recovered by Boeing. Advance payments made to Spirit in 2008 in the amount of $396.0 million for production articles will continue to be applied against the full purchase price of the ship sets delivered until fully repaid, which is expected to occur before the delivery of the 50th ship set. During the third quarter of 2011, cash payments for the B787 units resumed. The B787 Amendment also changed the treatment of advances paid by Boeing for certain nonrecurring work into a nonrefundable payment in full for such work.
     North Carolina Grant. On May 14, 2008, we entered into an Inducement Agreement, a Construction Agency Agreement and a Lease Agreement with The North Carolina Global TransPark Authority (“GTPA”) for the construction and lease of a manufacturing facility in Kinston, North Carolina (the “NC Facility”). The lease is for an initial term of 22 years, with options for up to four additional 20-year terms, and provides nominal rental payments. The grand opening of the facility was held July 1, 2010. Construction was funded from a $100.0 million grant, awarded to GTPA by the Golden L.E.A.F. (Long-Term Economic Advancement Foundation), Inc. Under the agreements, Spirit is obligated to make a minimum capital investment of $80.0 million by 2014. Failure to make the additional required investment or meet certain performance criteria, including creation of targeted number of jobs, will result in additional payments to GTPA in future periods. As of September 29, 2011, $100.0 million of the grant funding had been disbursed and $100.0 million of Spirit’s obligated capital investment had been made, and we expect to meet all performance criteria. We currently manufacture a portion of the fuselage and the Composite Front Spar for the new Airbus A350 XWB aircraft at the NC Facility.
     Malaysian Facility Agreement. On June 2, 2008, Spirit Malaysia entered into a Facility Agreement (“Facility Agreement”) for a term loan facility for Ringgit Malaysia RM 69.2 million (approximately USD $20.0 million equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM 3.3 million (USD $1.0 million) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.5% per annum. The Malaysia Facility loan balance as of September 29, 2011 was $17.2 million, net of foreign exchange effect.
     Malaysian Grant. On December 5, 2007, we entered into a Sublease Agreement with Malaysia Airports Holdings Berhad for the construction and lease of a manufacturing facility in Subang, Malaysia. The lease is for an initial term of 30 years, with options for up to two additional 30-year terms, and provides for nominal rental payments. The facility opened in February 2009. Construction was funded entirely by the Malaysian government and there are no specific performance criteria to earn the grant income so the income is being recognized based on the lives of the eligible assets constructed with the grant funds. As of September 29, 2011, GBP 22.2 million (approximately $34.7 million) of the grant funding was unamortized. We currently manufacture primarily Airbus A320 components at the Malaysia facility.
     Saint-Nazaire Project Capital Lease Agreement. On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL (“Spirit France”) entered into a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of an assembly plant in Saint-Nazaire, France (the “Saint-Nazaire Project”). The Saint-Nazaire Project was completed in the fourth quarter of 2010 and became operational during the third quarter of 2011. Lease payments are variable, subject to the three month Euribor rate plus 2.2%. Lease payments under the agreement are due quarterly through April 2025. As of September 29, 2011, the Saint-Nazaire project capital lease balance was $12.1 million, net of foreign exchange effect.

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
     A debt security credit rating is not a recommendation to buy, sell or hold a security. Each rating is subject to revision or withdrawal at any time by the rating organization. Each rating agency has its own methodology for assigning ratings. Accordingly, each rating should be considered independent of other ratings.

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
     Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:
•	our ability to continue to grow our business and execute our growth strategy, including the timing and execution of new programs;

•	our ability to perform our obligations and manage costs related to our new commercial and business aircraft development programs and the related recurring production;

•	margin pressures and the potential for additional forward-losses on aircraft development programs;

•	our ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft, including, but not limited to, the Boeing B737, B747, B767 and B777 programs, and the Airbus A320 and A380 programs;

•	the effect on business and commercial aircraft demand and build rates of continuing weakness in the global economy and economic challenges facing commercial airlines, a lack of business and consumer confidence, and the impact of continuing instability in global financial and credit markets, including, but not limited to, any failure to avert a sovereign debt crisis in Europe;

•	customer cancellations or deferrals as a result of global economic uncertainty;

•	the success and timely execution of key milestones such as deliveries of Boeing’s new B787 and certification and delivery of Airbus’ new A350 XWB aircraft programs, including first flight, certification and first delivery for the Airbus A350 XWB, receipt of necessary regulatory approvals, and customer adherence to their announced schedules;

•	our ability to enter into profitable supply arrangements with additional customers and the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing and Airbus, our two major customers, and other customers and the risk of nonpayment by such customers;

•	any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals or reduced orders by their customers or from labor disputes or acts of terrorism;

•	any adverse impact on the demand for air travel or our operations from the outbreak of diseases or epidemic or pandemic outbreaks;

•	returns on pension plan assets and the impact of future discount rate changes on pension obligations;

•	our ability to borrow additional funds or refinance debt;

•	competition from original equipment manufacturers and other aerostructures suppliers;

•	the effect of governmental laws, such as U.S. export control laws and U.S. and foreign anti-bribery laws such as the Foreign Corrupt Practices Act and United Kingdom Bribery Act, environmental laws and agency regulations, both in the U.S. and abroad;

•	the cost and availability of raw materials and purchased components;

•	our ability to successfully extend or renegotiate our primary collective bargaining contracts with our labor unions;

•	our ability to recruit and retain highly skilled employees and our relationships with the unions representing many of our employees;

•	spending by the U.S. and other governments on defense;

•	the possibility that our cash flows and borrowing facilities may not be adequate for our additional capital needs or for payment of interest on and principal of our indebtedness;

•	our exposure under our existing senior secured revolving credit facility to higher interest payments should interest rates increase substantially;

•	the effectiveness of our interest rate and foreign currency hedging programs;

•	the outcome or impact of ongoing or future litigation, claims and regulatory actions; and

•	our exposure to potential product liability and warranty claims.
     These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Form 10-K, and in our Q2 2011 Form 10-Q for a more complete discussion of these and other factors that may affect our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in commodity pricing, interest rates (which impact the amount of interest we must pay on our variable rate debt), and foreign currency exchange rates. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2010 Form 10-K, which could materially affect our business, financial condition or results of operations. There have been no material changes to our market risk since the filing of our 2010 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of September 29, 2011 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
     There were no changes in our internal controls over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings
     Information regarding any recent material development relating to our legal proceedings since the filing of our 2010 Form 10-K is included in Note 18 to our condensed consolidated financial statements included in Part I of this Quarterly Report and is incorporated herein by reference.
Item 1A. Risk Factors
     In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2010 Form 10-K, which could materially affect our business, financial condition or results of operations. Other than the modifications to the risk factors set forth in our Q2 2011 form 10-Q, there have been no material changes to the Company’s risk factors previously disclosed in our 2010 Form 10-K.
Item 5. Other Information
     On November 1, 2011, our Board of Directors approved the establishment of a perquisite allowance arrangement for yet to be determined class of employees. Under the arrangement, participants will receive an annual allowance, which they may elect to spend on perquisite items. The annual allowance will be established using industry benchmarks.

Item 6. Exhibits

Article I.
Exhibit Number	Section 1.01 Exhibit
10.1*†	Employment Agreement between Spirit AeroSystems, Inc. and David Coleal, effective as of July 14, 2011.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

†	Indicates management contract or compensatory plan or arrangement

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Philip D. Anderson Philip D. Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	November 4, 2011