Form 10-K
period 2011-12-31
Spirit AeroSystems Holdings, Inc.
filed 2012-02-23
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Registrant's telephone number, including area code: (316) 526-9000
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

          The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the class A common stock on June 30, 2011, as reported on the New York Stock Exchange was approximately $2,604,965,374.

          As of February 13, 2012, the registrant had outstanding 118,561,745 shares of class A common stock, $0.01 par value per share, and 24,303,898 shares of class B common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Report are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report contains certain "forward-looking statements" that may involve many risks and uncertainties. Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "intend," "estimate," "believe," "project," "continue," "plan," "forecast," or other similar words, or the negative thereof, unless the context requires otherwise. These statements reflect management's current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

        Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

  •
  our ability to continue to grow our business and execute our growth strategy, including the timing, execution, and profitability of new programs;

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

  •
  the effect on business and commercial aircraft demand and build rates of the following factors: continuing weakness in the global economy and economic challenges facing commercial airlines, a lack of business and consumer confidence, and the impact of continuing instability in global financial and credit markets, including, but not limited to, any failure to avert a sovereign debt crisis in Europe;

  •
  customer cancellations or deferrals as a result of global economic uncertainty;

  •
  the success and timely execution of key milestones such as deliveries of Boeing's new B787 and first flight, certification and first delivery of Airbus' new A350 XWB aircraft program, including receipt of necessary regulatory approvals and customer adherence to their announced schedules;

  •
  our ability to enter into profitable supply arrangements with additional customers and the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing and Airbus, our two major customers, and other customers and the risk of nonpayment by such customers;

  •
  any adverse impact on Boeing's and Airbus' production of aircraft resulting from cancellations, deferrals or reduced orders by their customers or from labor disputes or acts of terrorism;

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

  •
  the effect of governmental laws, such as U.S. export control laws and U.S. and foreign anti-bribery laws such as the Foreign Corrupt Practices Act and the United Kingdom Bribery Act, and environmental laws and agency regulations, both in the U.S. and abroad;

  •
  the cost and availability of raw materials and purchased components;

  •
  our ability to successfully extend or renegotiate our primary collective bargaining contracts with our labor unions;

  •
  our ability to recruit and retain highly-skilled employees and our relationships with the unions representing many of our employees;

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

        These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report for a more complete discussion of these and other factors that may affect our business.

PART I

Item 1.    Business

Our Company

        Unless the context otherwise indicates or requires, as used in this Annual Report, references to "we," "us," "our," or the "Company" refer to Spirit AeroSystems Holdings, Inc., its subsidiaries and predecessors. References to "Spirit" refer only to our subsidiary, Spirit AeroSystems, Inc., and references to "Spirit Holdings" or "Holdings" refer only to Spirit AeroSystems Holdings, Inc. References to "Boeing" refer to The Boeing Company and references to "Airbus" refer to Airbus S.A.S., a division of European Aeronautic Defense & Space NV.

        We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the twelve months ended December 31, 2011, we generated net revenues of $4,863.8 million, and had net income of $192.4 million.

        Spirit AeroSystems Holdings, Inc. ("Holdings" or the "Company") was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of Boeing's operations in Wichita, Kansas; Tulsa, Oklahoma and McAlester, Oklahoma (the "Boeing Acquisition") by an investor group led by Onex Partners LP and Onex Corporation (together with its affiliates, "Onex"). Boeing's commercial aerostructures manufacturing operations in Wichita, Kansas and Tulsa and McAlester, Oklahoma, are referred to in this Report as "Boeing Wichita." Although Spirit began operations as a stand-alone company in 2005, its predecessor, Boeing Wichita (the "Predecessor"), had 75 years of operating history and expertise in the commercial and military aerostructures industry. Spirit Holdings, Spirit's parent company, has had publicly traded shares on the New York Stock Exchange under the ticker "SPR" since November 2006. Onex continues to hold approximately 92% of Spirit Holdings' class B common shares, which represents approximately 62% of total Spirit Holdings stockholder voting power.

        On April 1, 2006, we became a supplier to Airbus through our acquisition of the aerostructures division of BAE Systems (Operations) Limited, referred to in this Report as "BAE Systems." The acquired division of BAE Systems is referred to in this Report as "BAE Aerostructures," and the acquisition of BAE Aerostructures is referred to as the "BAE Acquisition."

        We manufacture aerostructures for every Boeing commercial aircraft currently in production, including the majority of the airframe content for the Boeing B737, the most popular major commercial aircraft in history. As a result of our unique capabilities both in process design and composite materials, we were awarded a contract that makes us the largest aerostructures content supplier on the Boeing B787, Boeing's next generation twin aisle aircraft. In addition, we are one of the largest content suppliers of wing systems for the Airbus A320 family, we are a significant supplier for the Airbus A380, and we will be a significant supplier for the new Airbus A350 XWB (Xtra Wide-Body) after the development stage of the program. Sales related to the large commercial aircraft market, some of which may be used in military applications, represented approximately 99% of our net revenues for the twelve-month period ended December 31, 2011.

        We derive our revenues primarily through long-term supply agreements with Boeing and Airbus. For the twelve months ended December 31, 2011, approximately 85% and 10% of our net revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier of 97% of the products we sell to Boeing and Airbus, as measured by the dollar value of products sold. We are a critical partner to our customers due to the broad range of products we currently supply to them and our leading design and manufacturing capabilities using both metallic and composite materials. Under our supply agreements with Boeing and Airbus, we supply products for the life of the aircraft program (other than the A350 XWB and A380), including commercial derivative models. For the A350 XWB and A380, we have long-term requirements contracts with Airbus that cover a fixed number of product units at established prices.

        Since Spirit's incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines, Continental Airlines and American Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; and Subang, Malaysia. The Company also recently constructed an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France, which began its operations during 2011.

Our History

        In December 2004 and February 2005, an investor group led by Onex formed Spirit and Spirit Holdings, respectively, for the purpose of acquiring Boeing Wichita. The Boeing Acquisition was completed on June 16, 2005. Prior to the acquisition, Boeing Wichita functioned as an internal supplier of parts and assemblies for Boeing's airplane programs and had very few sales to third parties.

        In connection with the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing's exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the Boeing Acquisition. The supply agreement is a requirements contract covering certain products such as fuselages, struts/pylons and wing components for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models. Pricing for existing products on in-production models is contractually set through May 2013, with average prices decreasing at higher volume levels and increasing at lower volume levels. We also entered into a long-term supply agreement for Boeing's new B787 aircraft covering the life of this aircraft program, including commercial derivatives. Under this contract we are Boeing's exclusive supplier for the forward fuselage, fixed and moveable leading wing edges and engine pylons for the B787. Pricing for the initial configuration of the B787-8 model is generally set through 2021, with prices decreasing as cumulative production volume levels are achieved. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes, including design changes from the contract configuration baseline. We have negotiated with Boeing an amendment to the B787 Supply Agreement on statement of work and pricing for changes relating to future commercial derivatives, such as the B787-9.

        On April 1, 2006, through our wholly-owned subsidiary, Spirit Europe, we acquired BAE Aerostructures. Spirit Europe manufactures leading and trailing wing edges and other wing components for commercial aircraft programs for Airbus and Boeing. The BAE Acquisition provides us with a foundation to increase future sales to Airbus, as Spirit Europe is a key supplier of wing and flight control surfaces for the A320 platform, Airbus' core single-aisle program, and of wing components for the A380 platform, one of Airbus' most important new programs and the world's largest commercial passenger aircraft. In July 2008, Spirit Europe was awarded a contract with Airbus to design and assemble a major wing structure for the A350 XWB program. Under our supply agreements with Airbus, we supply most of our products for the life of the aircraft program (other than the A350 XWB and A380), including commercial derivative models, with pricing determined through 2015. For the A380 and A350 XWB, we have long-term requirements contracts with Airbus that cover a fixed number of units.

        In November 2006, we issued and sold 10,416,667 shares of our class A common stock and certain selling stockholders sold 52,929,167 shares of our class A common stock at a price to the public of $26.00 per share in our initial public offering. In May 2007, certain selling stockholders sold 34,340,484 shares of our class A common stock at a price to the public of $33.50 per share in a secondary offering of our class A common stock. In April 2011, certain selling stockholders sold 10,307,375 shares of our class A common stock at a price to the underwriters of $24.49 per share in a secondary offering of our class A common stock.

Our Relationship with Boeing

  Supply Agreement with Boeing for B737, B747, B767 and B777 Platforms

        Overview.    In connection with the Boeing Acquisition, Spirit entered into long-term supply agreements under which we are Boeing's exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the closing of the Boeing Acquisition. The main supply contract is primarily comprised of two separate agreements: (1) the Special Business Provisions, or Sustaining SBP, which sets forth the specific terms of the supply arrangement with regard to Boeing's B737, B747, B767 and B777 aircraft and (2) the General Terms Agreement, or GTA, which sets forth other general contractual provisions relating to our various supply arrangements with Boeing, including provisions relating to termination, events of default, assignment, ordering procedures, inspections and quality controls. The summary below describes provisions contained in both the Sustaining SBP and the GTA as both agreements govern the main supply arrangement. We refer to the Sustaining SBP, the GTA and any related purchase order or contract collectively as the "Supply Agreement." The Supply Agreement is a requirements contract which covers certain products, including fuselages, struts/pylons and nacelles (including thrust reversers), wings and wing components, as well as tooling, for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models. During the term of the Supply Agreement and absent default by Spirit, Boeing is obligated to purchase from Spirit all of its requirements for products covered by the Supply Agreement and is prohibited from manufacturing such products itself. Although Boeing is not required to maintain a minimum production rate, Boeing is subject to a maximum production rate above which it must negotiate with us regarding responsibility for non-recurring expenditures related to a capacity increase.

        Pricing.    The Supply Agreement sets forth established prices for recurring products through May 2013. Prices are adjusted each year based on a quantity-based price adjustment formula described in the Supply Agreement whereby average per-unit prices are higher at lower volumes and lower at higher volumes. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other changes. See "— Changes" below.

        Due to the approaching expiration of the established pricing terms, Boeing and Spirit are in the initial stages of re-negotiating pricing for a period to be agreed upon by the parties. Boeing and Spirit are required to negotiate the pricing for such additional period in good faith based on then-prevailing U.S. market conditions for forward fuselages, B737 fuselages and B737/B777 struts and nacelles and based on then-prevailing global market conditions for all other products. If the parties are unable to agree upon pricing, then, until such dispute is resolved, pricing will be determined according to the price as of the expiration of the initial eight-year period, adjusted using the then-existing quantity-based price adjustment formula and annual escalation until such time as future pricing is agreed.

        Prices for commercial derivative models are to be negotiated in good faith by the parties based on then-prevailing market conditions. If the parties cannot agree on price, then they must engage in dispute resolution pursuant to agreed-upon procedures.

        Tooling.    Under the Supply Agreement, Boeing owns all tooling used in production or inspection of products covered by the Supply Agreement. Spirit is responsible for providing all new tooling required for manufacturing and delivering products under the Supply Agreement, and Boeing acquires title to such tooling upon completion of the manufacturing of the tools and payment by Boeing. Because Boeing owns this tooling, Spirit may not sell, lease, dispose of or encumber any of it. Spirit does, however, have the option to procure certain limited tooling needed to manufacture and deliver both Boeing and non-Boeing parts.

        Although Boeing owns the tooling, Spirit has the limited right to use this tooling without any additional charge to perform its obligations to Boeing under the Supply Agreement and also to provide aftermarket services in accordance with the rights granted to Spirit under other related agreements, including royalty-bearing license agreements. Boeing is entitled to use the tooling only under limited circumstances. Spirit is responsible for maintaining and insuring the tooling. Spirit's rights to use the tooling are subject to the termination provisions of the Supply Agreement.

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

        Additional Spirit Costs.    In the event that Boeing rejects a product manufactured by Spirit, Boeing is entitled to repair or rework such product, and Spirit is required to pay all reasonable costs and expenses incurred by Boeing related thereto. In addition, Spirit is required to reimburse Boeing for costs expended in providing Spirit and/or Spirit's contractors the technical or manufacturing assistance with respect to Spirit nonperformance issues.

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

        Events of Default and Remedies.    It is an "event of default" under the Supply Agreement if Spirit:

    (1)
    fails to deliver products as required by the Supply Agreement;

    (2)
    fails to provide certain "assurances of performance" required by the Supply Agreement;

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

        Excusable Delay.    If delivery of any product is delayed by circumstances beyond Spirit's reasonable control, and without Spirit's or its suppliers' or subcontractors' error or negligence (including, without limitation, acts of God, war, terrorist acts, fires, floods, epidemics, strikes, unusually severe weather, riots and acts of government), or by any material act or failure to act by Boeing, each being an "excusable delay," then, subject to certain exceptions, Spirit's delivery obligations will be extended. If delivery of any product is delayed by an excusable delay for more than three months, Boeing may cancel all or part of any order for the delayed products.

        If delivery of any product constituting more than 25% of the ship set value for one or more models of program airplanes is delayed by an excusable delay for more than five months, Boeing may cancel the Sustaining SBP as it applies to such models of program airplanes, and neither party will have any liability to the other, other than as described in the above paragraph under the heading "Events of Default and Remedies."

        Assignment.    Spirit may not assign its rights under the Supply Agreement other than with Boeing's consent, which Boeing may not unreasonably withhold unless the assignment is to a disqualified person. A disqualified person is one: (1) whose principal business is as an OEM of commercial aircraft, space vehicles, satellites or defense systems; (2) that Boeing reasonably believes will not be able to perform its obligations under the Supply Agreement; (3) that, after giving effect to the transaction, would be a supplier of more than 40% by value of the major structural components of any Boeing program then in production; or (4) who is, or is an affiliate of, a commercial airplane operator or is one of five named corporate groups. Sale of majority voting power or of all or substantially all of Spirit's assets to a disqualified person is considered an assignment.

  B787 Supply Agreement with Boeing

        Overview.    Spirit and Boeing also entered into a long-term supply agreement for Boeing's new B787 program, or the B787 Supply Agreement, which covers the life of the program and commercial derivatives. The B787 Supply Agreement is a requirements contract pursuant to which Spirit is Boeing's exclusive supplier for the forward fuselage, fixed and moveable leading wing edges, engine pylons and related tooling for the B787. While the B787 Supply Agreement does not provide for a minimum or maximum production rate, the agreement acknowledges that Spirit will equip itself for a maximum rate of ten aircraft per month and will negotiate with Boeing regarding an equitable price adjustment if additional revenue does not recover expenditures required to increase the production rate above that level. Pursuant to the settlement described below, Spirit has agreed to proceed with all necessary capital and equipment investments required to produce ten ship sets per month. Under the B787 Supply Agreement, Spirit also provides certain support, development and redesign engineering services to Boeing at an agreed hourly rate.

        Pricing.    Pricing for the initial configuration of the B787-8 base model that is currently in production is generally established through 2021, with prices decreasing as cumulative volume levels are met over the life of the program. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes, including design changes from the contract configuration baseline. As outlined in the amendment to the B787 Supply Agreement dated May 12, 2011 (the "B787 Amendment"), both parties will participate in an annual price adjustment process, which will involve an evaluation of the cost impact to Spirit as a result of changes made by Boeing. The price adjustments will be calculated using a mutually agreed methodology. The evaluations will take place and conclude in the first quarter of each calendar year beginning in 2013 and will be applied retroactively. The parties have agreed to negotiate in good faith the prices for future commercial derivatives such as the B787-9, based on principles consistent with the B787 Supply Agreement terms as they relate to the B787-8 model.

        Advance Payments/Deferred Revenue.    In December 2010, Spirit and Boeing entered into a memorandum of agreement ("MOA") and a settlement agreement regarding certain claims associated with the development and production of the B787 airplane. As part of these agreements, Spirit received a payment for $236.2 million which was recorded as deferred revenue (short-term) within the December 31, 2010 consolidated balance sheet pending finalization of a contract amendment, which would contain the final settlement terms. On May 12, 2011, Spirit and Boeing entered into the B787 Amendment, which finalized substantially all of the provisions of the December 2010 MOA. Among other things, the B787 Amendment spread out repayment of a $700.0 million cash advance made by Boeing to Spirit in 2007 to be offset against the purchase price of the first 1,000 B787 ship sets delivered to Boeing, instead of the first 500 ship sets. In the event Boeing does not take delivery of 1,000 ship sets prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. Advance payments made to Spirit in 2008 in the amount of $396.0 million for production articles were applied against the full purchase price of ship sets delivered and were fully liquidated by December 31, 2011. During the third quarter of 2011, cash payments for the B787 units resumed. The B787 Amendment also changed the treatment of advances paid by Boeing for certain non-recurring work into a nonrefundable payment in full for such work. Our financial results for 2011 incorporate the provisions of this B787 Amendment as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations," "— Results of Operations" and "— Liquidity and Capital Resources".

        Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2011, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $629.1 million.

        Termination of Airplane Program.    If Boeing decides not to continue production of the B787 airplane program because it determines, after consultation with Spirit, that there is an insufficient business basis for proceeding, Boeing may terminate the B787 airplane program, including any orders, by written notice to Spirit. In the event of such a termination, Boeing will be liable to Spirit for costs incurred in connection with any orders issued prior to the date of the termination notice and may also be liable for certain termination costs and for compensation for any tools, raw materials or work-in-process requested by Boeing in connection with the termination.

        Events of Default and Remedies.    It is an "event of default" under the B787 Supply Agreement if Spirit:

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

        Assignment.    Spirit may not assign its rights under the B787 Supply Agreement or any related order other than with Boeing's consent, which Boeing may not unreasonably withhold unless the assignment is to a disqualified person. A disqualified person is one: (1) whose principal business is as an OEM of commercial aircraft, space vehicles, satellites or defense systems; (2) that Boeing reasonably believes will not be able to perform its obligations under the B787 Supply Agreement; (3) that, after giving effect to the transaction, would be a supplier of more than 40% by value of the major structural components of any Boeing program then in production; or (4) who is, or is an affiliate of, a commercial airplane operator or is one of five named corporate groups. Sale of majority voting power or of all or substantially all of Spirit's assets to a disqualified person is considered an assignment.

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

        Except as Boeing otherwise agrees, Spirit may only use Boeing proprietary information and materials (such as tangible and intangible confidential, proprietary and/or trade secret information and tooling) in the performance of its obligations under the Supply Agreement. Spirit is prohibited from selling products manufactured using Boeing proprietary information and materials to any person other than Boeing without Boeing's authorization.

        Spirit has granted to Boeing a license to Spirit proprietary information and materials and software and related products for use in connection with the testing, certification, use, sale or support of a product covered by the Supply Agreement, or the manufacture, testing, certification, use, sale or support of any aircraft including and/or utilizing a product covered by the Supply Agreement. Spirit has also granted to Boeing a license to use Spirit intellectual property to the extent such intellectual property interferes with Boeing's use of products or intellectual property belonging to Boeing under the Supply Agreement.

        To protect Boeing against Spirit's default, Spirit has granted to Boeing a license, exercisable on such default to practice and/or use, and license for others to practice and/or use on Boeing's behalf, Spirit's intellectual property and tooling related to the development, production, maintenance or repair of products in connection with making, using and selling products. As a part of the foregoing license, Spirit must, at the written request of and at no additional cost to Boeing, promptly deliver to Boeing any such licensed property considered by Boeing to be necessary to exercise Boeing's rights under the license.

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

        Additional License From Boeing.    Boeing has licensed certain intellectual property rights to Spirit under a Hardware Material Services General Terms Agreement, or HMSGTA, and four initial Supplemental License Agreements, or SLAs, under the HMSGTA. The HMSGTA and the initial SLAs grant Spirit licenses to use Boeing intellectual property to manufacture listed parts for the aftermarket and to perform maintenance, repair and overhaul, or MRO, of aircraft and aircraft components for customers other than Boeing. These agreements also permit Spirit to use knowledge obtained by Spirit personnel prior to the closing of the Boeing Acquisition. Spirit also may obtain additional SLAs from Boeing and those SLAs will also supersede the restrictions on Spirit's use of Boeing's proprietary information and materials described above.

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

Our Products

        We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections; (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components; and (3) Wing Systems, which includes wing systems and components, flight control surfaces and other miscellaneous structural parts. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant for the A350 XWB in Saint-Nazaire, France. The Propulsion Systems segment manufactures products at our facilities in Wichita, Kansas, and the Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia and Kinston, North Carolina. Fuselage Systems, Propulsion Systems and Wing Systems represented approximately 50%, 25%, and 25%, of our net revenues for the twelve months ended December 31, 2011, respectively. All other activities fall within the All Other segment, representing less than 1% of our net revenues for the twelve months ended December 31, 2011, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita.

  Commercial Aircraft Structures

        We principally design, engineer and manufacture commercial aircraft structures such as fuselages, nacelles (including thrust reversers), struts/pylons, wings and wing assemblies and flight control surfaces. We are the largest independent supplier of aerostructures to Boeing and one of the largest independent suppliers of aerostructures to Airbus. Sales related to the commercial aircraft structures market, some of which may be used in military applications, represented approximately 99% of our net revenues for the year ended December 31, 2011.

        Our structural components, in particular the forward fuselage and nacelles, are among the most complex and highly engineered structural components and represent a significant percentage of the costs of each aircraft. We are currently the sole-source supplier of 97% of the products we sell to Boeing and Airbus, as measured by dollar value of products sold. We typically sell a package of aerostructure components, referred to as a ship set, to our customers.

        The following table summarizes the major commercial (including derivatives, regional and announced business jets) programs that we currently have under long-term contract by product and aircraft platform.

Product	Description	Aircraft Platform
Fuselage Systems
Forward Fuselage	Forward section of fuselage which houses flight deck, passenger cabin and cargo area	B737, B747, B767, B777, B787
Other Fuselage Sections	Mid-section and other sections of the fuselage and certain other structural components, including floor beams	B737, B747, B777, A350 XWB
Propulsion Systems
Nacelles (including Thrust Reversers)	Aerodynamic structure surrounding engines	B737, B747, B767, B777, Rolls-Royce BR725 Engine (for Gulfstream G650)
Struts/Pylons	Structure that connects engine to the wing	B737, B747, B767, B777, B787, Mitsubishi Regional Jet, Bombardier CSeries
Wing Systems
Flight Control Surfaces	Flaps and slats	B737, B777, A320 family
Empennages	Empennage horizontal stabilizer and vertical fin and spar assemblies	Hawker Beechcraft 800 series(1)
Wing Structures	Wing framework which consists mainly of spars, ribs, fixed leading edge, stringers, trailing edges and flap track beams	B737, B747, B767, B777, B787, A320 family, A330, A340, A350 XWB, A380, Gulfstream G650, Gulfstream G280

(1)
The final two deliveries to complete the Hawker Beechcraft contract are expected to be made in the first quarter of 2012.

  Military Equipment

        In addition to providing aerostructures for commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We have been awarded a significant amount of work for the 737 P-8A, 737 C40 and 767 Tanker. The 737 P-8A, 737 C40 and 767 Tanker are commercial aircraft modified for military use. Other military programs for which we provide products are AWACS (E-6), the development of the Sikorsky CH-53K, and various other programs.

        The following table summarizes the major military programs that we currently have under long-term contract by product and military platform. Rotorcraft is part of the Fuselage Systems segment and low observables, radome and other military are part of the Wing Systems segment.

Product	Description	Military Platform
Low Observables	Radar absorbent and translucent materials	Various
Rotorcraft	Forward cockpit and cabin	Sikorsky CH-53K Development Program
Radome	Radome new builds & refurbishment	Airborne Warning and Control System (AWACS)
Other Military	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	Various

  Aftermarket

        We continue to broaden our base for aftermarket support of the products we design and build. We have developed our global sales and marketing channel for spare parts, with sales offices in Singapore, Ireland, China and the U.S. Our Spirit catalog has over 14,000 parts that we are selling directly to the marketplace by virtue of having obtained parts manufacturing approvals from the FAA. In the area of MRO we have repair stations in Wichita, Kansas, with FAA and European Aviation Safety Agency (EASA) certifications, and Prestwick, Scotland, which is EASA-certified with FAA certification pending. In addition, we operate an MRO repair station through a joint venture in Jinjiang, China, Taikoo Spirit AeroSystems Composite Company, Ltd., which holds Civil Aviation Administration of China certification and FAA approval.

        The following table summarizes our aftermarket products and services:

Product	Description	Aircraft Platform
Spares	Provides replacement parts and components support for:
	In production aircraft	B737NG, B747, B767, B777, B787, Gulfstream 280 and 650, Hawker Beechcraft 850XP(1), A320 family, A330, A340, A380
	Out of production aircraft	B707, B727, B737 Classic, B757
Maintenance, Repair and Overhaul	Certified repair stations that provide complete on-site nacelle repair and overhaul; maintains global partnerships to support MRO services	B737, B747, B757, B767, B777
Rotable Assets	Maintain a pool of rotable assets for exchange and/or lease	B737, B747, B757, B767, B777

(1)
The final two deliveries to complete the Hawker Beechcraft contract are expected to be made in the first quarter of 2012.

Our Competitive Strengths

        We believe our key competitive strengths include:

        Leading Position in the Growing Commercial Aerostructures Market.    We are one of the largest independent non-OEM commercial aerostructures manufacturer with an estimated 16% market share of the global market. Based on their published aircraft backlog figures, Boeing and Airbus had a combined backlog of 8,208 commercial aircraft as of December 31, 2011, and 6,995 commercial aircraft as of December 31, 2010. We are under contract to provide aerostructure products for approximately 98% of the aircraft that comprise this commercial aircraft backlog. We are currently the sole-source supplier of 97% of the products we sell to Boeing and Airbus, as measured by dollar value of the products sold. The significant Boeing and Airbus aircraft order backlog for scheduled deliveries between 2012-2014, and our strong relationships with Boeing and Airbus, should enable us to continue to profitably grow our core commercial aerostructures business.

        Participation on High-Volume and Major Growth Platforms.    We derive a high proportion of our Boeing revenues from the high-volume B737 program and a high proportion of our Airbus revenues from the high-volume A320 program. Boeing's backlog consists of over 2,365 B737s (more than five years of backlog at current build rates) and Airbus' backlog consists of approximately 2,752 A320s (more than five years of backlog at current build rates). The B737 and A320 families are Boeing's and Airbus' best-selling commercial airplanes, respectively. We have also been awarded a significant amount of work on major twin-aisle programs, the B777, B787 and A350 XWB.

        Stable Base Business.    We have entered into exclusive long-term supply agreements with Boeing and Airbus, our two largest customers, making us the exclusive supplier for most of the products covered by these contracts. Our supply agreements with Boeing provide that we will continue to supply essentially all of the products we currently supply to Boeing for the life of the current aircraft programs, including commercial derivative models. The principal supply agreements we have entered into with Boeing make us Boeing's exclusive source for substantially all of the products covered by the agreements.

        Under our supply agreements with Airbus, we supply most of our products for the life of the aircraft program, including commercial derivative models. For the A380 and A350 XWB, we have long-term requirements contracts with Airbus that cover a fixed number of units. We are currently the sole-source supplier for approximately 75% of the products, as measured by dollar volume, that we sell to Airbus.

        Strong Incumbent and Competitive Position.    We have a strong incumbent position on the products we currently supply to Boeing and Airbus, forged by long-standing relationships and long-term supply agreements with Boeing and Airbus. Many members of our management team have a long history of working with Boeing and Airbus as employees of our predecessors, Boeing Wichita and BAE Aerostructures. Our relationship with Boeing is further strengthened by the fact that many members of our senior management team are former Boeing executives or managers. We believe our senior management team possesses inherent knowledge of and relationships with Boeing and Airbus that may not exist to a corresponding degree between other suppliers and these two OEMs.

        We believe that OEMs incur significant costs to change aerostructures suppliers once contracts are awarded. Such changes after contract award require additional testing and certification, which may create production delays and significant costs for both the OEM and the new supplier. We also believe it would be cost prohibitive for other suppliers to duplicate our facilities and the over 20,000 major pieces of equipment that we own or operate. The combined insurable replacement value of all the buildings and equipment we own or operate is approximately $5.8 billion, including approximately $2.4 billion for buildings, approximately $1.9 billion for equipment that we own and approximately $1.5 billion for other equipment used in the operation of our business. The insurable values represent the estimated replacement cost of buildings and equipment used in our operations and covered by property insurance, and exceed the fair value of assets acquired as determined for financial reporting purposes. As a result, we believe that as long as we continue to meet our customers' requirements, the probability that they change suppliers on our current statement of work is quite low. Our incumbent position also provides us with a competitive advantage with respect to new business from our customers.

        Industry-Leading Technology, Design Capabilities and Manufacturing Expertise.    Our predecessor, Boeing Wichita, had over 75 years of experience designing and manufacturing large-scale, complex aerostructures and we possess industry-leading engineering capabilities that include significant expertise in structural design and technology, use of metallic and composite materials, stress analysis, systems engineering and acoustics technology. With approximately 1,700 degreed engineering and technical employees (including approximately 80 degreed contract engineers and access to 116 degreed engineers from Spirit-Progresstech, our joint venture with Progresstech LTD), we possess knowledge and manufacturing know-how that customers depend on and would be difficult for other suppliers to replicate. In addition to our engineering expertise, we have strong manufacturing and technological capabilities. Our manufacturing processes are highly automated, delivering efficiency and quality, and we have expertise in manufacturing aerostructures using both metallic and composite materials. We have strong technical expertise in bonding and metals fabrication, assembly, tooling and composite manufacturing, including the handling of all composite material grades and fabricating large-scale complex contour composites. We provide aftermarket support for the products we design and build.

        We believe our technological, engineering and manufacturing capabilities separate us from many of our competitors and give us a significant competitive advantage to grow our business and increase our market share. The fact that we are one of the major external suppliers of forward fuselages for large commercial aircraft demonstrates our industry leadership. The forward fuselage is one of the most complex and technologically advanced aerostructures on a commercial aircraft because it must satisfy the aircraft's contour requirements, balance strength, aerodynamics and weight, and house the cockpit and avionics.

        Competitive and Predictable Cost Structure.    Following the Boeing Acquisition, we entered into new labor contracts with our unions that established wage levels that are aligned with the local market. We also changed work rules and significantly reduced the number of job categories, resulting in greater flexibility in work assignment programs and increased productivity. In 2010 and 2011, we successfully negotiated long-term labor agreements with our factory and office workers in Kansas and Oklahoma, which represents approximately 88% of our total represented workforce. As a result, we expect our labor costs to be stable and predictable through 2019.

        We have also continued to implement a number of operational efficiency improvements, including global sourcing to reduce supplier costs. It is our belief that our competitive cost structure has positioned us to win new business.

        Experienced Management Team.    We have an experienced and proven management team with an average of more than 25 years each of aerospace industry experience. Our management team has successfully expanded our business, reduced costs and established the stand-alone operations of our business. Many of our executives and senior managers have lengthy experience working for or with our primary customers, including Boeing and Airbus, which provides us with detailed insight into how we can better serve our customers.

Our Business Strategy

        Our goal is to remain a leading aerostructures manufacturer and to increase revenues while maximizing our profitability and growth. Our strategy includes the following:

        Support Increased Aircraft Deliveries.    Our determination to meet or exceed the expectations of Boeing, Airbus and our other existing customers continues as our core business strategy. Our customers expect us to deliver high-quality products on schedule. We constantly focus on improving our manufacturing efficiency, maintaining our high standards of quality, and delivering our products on-time to meet these expectations. With the significant levels of Boeing and Airbus announced production rate increases on certain programs, we expect our output to grow on the programs year over year for the next three to five years. We are focused on supporting our customers' increase in new aircraft production that includes the B787, Gulfstream G280, G650 and A350 XWB, as well as key programs that include the Boeing B737, B777, and the Airbus A320. We are improving our manufacturing processes, properties and facilities to accommodate these increases in production and the change in model mix of existing aircraft. For the twelve months ended December 31, 2011, we delivered 520 Boeing ship sets (one ship set represents a full set of components for one airplane), as compared to 480 Boeing ship sets for the twelve months ended December 31, 2010. Deliveries of Airbus products began in April 2006, with the acquisition of BAE Aerostructures. For the twelve months ended December 31, 2011, we delivered 520 Airbus ship sets, compared to 458 Airbus ship sets for the twelve months ended December 31, 2010. We believe we are well positioned to meet the increased demand for our products by our customers.

        Win New Business from Existing and New Customers.    We have established a sales and marketing infrastructure to support our efforts to win business from our new and existing customers. We believe that we are well positioned to win additional work from Boeing and Airbus, given our strong relationships, our size, design and build capabilities and our financial resources. We believe that opportunities for increased business from our customers will arise on work that they currently produce internally and may shift to an external supplier in the future and work on new aircraft programs. We also have significant opportunities to increase our sales to OEMs other than Boeing and Airbus and have significant opportunities to grow business outside our core programs. We believe our design, engineering and manufacturing capabilities are highly attractive to potential new customers and provide a competitive cost position and sales and marketing efforts, and we have won several significant contracts from non-Boeing customers through competitive bids since the Boeing Acquisition. Design techniques and processes that were developed in the high-volume large commercial market sector are now being introduced to the business jet, regional jet, military and helicopter markets. These very competitive design techniques are largely new to these sectors and make Spirit attractive to this new group of customers. For example, the helicopter and military markets have begun to incorporate composite aerostructures, with which we have experience in the large commercial market, into their designs. Our customer base has expanded to include Sikorsky, Rolls-Royce, Gulfstream, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines, Continental Airlines and American Airlines.

        Large Commercial Airplanes: We believe that Spirit is well positioned to win additional work from Boeing and Airbus, particularly work they currently in-source, but may potentially shift to an external supplier in the future as well as work on new aircraft programs. Our research shows that the underlying procurement trend will continue to be toward increased outsourcing. In addition, opportunities for us to win significant new business will typically arise when large commercial airplane OEMs design new aircraft programs, or a new aircraft derivative, such as cargo versions of passenger aircraft, larger or extended range versions of in-production airplanes, and military versions of commercial airplanes. Suppliers to aircraft OEMs must meet demanding quality and reliability standards, and our record of meeting those standards with Boeing and Airbus is a key competitive strength. We believe these strengths position us well to increase our statements of work from our customers. In addition, our strong relationships, size, design and build capabilities, and financial resources, create a competitive advantage for us. In 2011, Spirit was selected by Boeing to join the B737 Max and B767 Tanker teams providing major fuselage, propulsion and wing components.

        Business & Regional Jets: We have continued to expand our presence into the business and regional jet markets with Propulsion contracts from three major OEMs (Rolls-Royce, Mitsubishi and Bombardier) and Aerostructures contracts for two new Gulfstream programs (G280 and G650). Although the business jet market has been slower to recover than civil transport, Spirit believes that it is well positioned to respond to the volume production which may ultimately be required in this sector.

        Military/Helicopter: We have also been able to apply high-volume commercial techniques to provide very competitive designs for our customers in the military and helicopter markets. For example, Spirit won a competitive bid to build the cockpit and the entire cabin assembly for the Sikorsky CH-53K helicopter development program. We design, tool and build the flight test articles in the development program, with potential for the production contract when it is awarded.

        On the Navy P-8A program, we are building fuselage, propulsion and wing ship sets. By using the current 737NG assembly line, we are able to produce the military specific aircraft at much lower commercial costs, providing our customer competitive value.

        Research and Development Investment in Next-Generation Technologies.    We invest in research and development for current programs to strengthen our relationships with our customers and in new programs to generate new business. We are currently developing proprietary Spirit intellectual property ("IP") that we will be able to use for our current and future customers. To maximize our research and development efforts and the resulting IP, we work closely with OEMs and integrate our engineering teams into their design processes. We believe our close coordination with OEMs positions us to win new business on new commercial and military platforms. Each of our business segments has a specific five-year technology road map as well as a longer term team developing the future technologies that will support and build our growth plans.

        Provide New Value-Added Services to our Customers.    We possess the core competencies not only to manufacture, but also to design, integrate and assemble complex system and structural components. We assemble and integrate avionics, electrical systems, hydraulics, wiring and other components for the forward fuselage and pylons for the Boeing B787. We believe our ability to integrate complex components into aerostructures is a service that greatly benefits our customers by reducing their flow time and inventory holding costs. As a result of our ability to integrate and assemble components from a diverse supplier base, we believe we are integral to our customers' supply chains. We also intend to increase our aftermarket sales of the products we manufacture and have developed a global direct sales and marketing channel. In addition, we also produce spares for certain out of production aircraft and regional/business jet programs.

        Continued Improvement to our Low-Cost Structure.    We remain focused on further reducing costs and we have identified and begun to implement several such opportunities in our business. We expect that most of our future cost-saving opportunities will arise from increased productivity, continued outsourcing of non-core activities, and improved procurement and sourcing through our global sourcing initiatives. We believe our strategic sourcing expertise should allow us to develop and manage low-cost supply chains in Asia and Central Europe. As part of our plans for low-cost supply chains, we opened a manufacturing plant in Subang, Malaysia in 2009, which is focused on building composite assemblies. One of our goals is to continue to increase our material sourcing from low-cost jurisdictions.

        Pursue Acquisitions on a Strategic Basis.    The commercial aerostructures market is highly fragmented, with many small private businesses and divisions of larger public companies. Given this market fragmentation, coupled with the trend by OEMs to outsource work to larger Tier 1 manufacturers that coordinate suppliers and integrate into airframes, we believe our industry could experience significant consolidation in the coming years. Although our main focus is to grow our business organically, we believe we are well positioned to capture additional market share and diversify our current business through opportunistic strategic acquisitions.

Operating Segments

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

        The Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs, as well as related spares and MRO. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas; Kinston, North Carolina and Saint-Nazaire, France.

        The Propulsion Systems segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers) and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services. The Propulsion Systems segment manufactures products at our facilities in Wichita, Kansas.

        The Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces) and other miscellaneous structural parts primarily to aircraft OEMs, as well as related spares and MRO services. These activities take place at the Company's facilities in Tulsa and McAlester, Oklahoma; Kinston, North Carolina; Prestwick, Scotland and Subang, Malaysia.

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

Customers

        Our primary customers are aircraft OEMs. Boeing and Airbus are our two largest customers. We are the largest independent aerostructures supplier to Boeing and one of the largest independent suppliers to Airbus. We entered into long-term supply agreements with our customers to provide aerostructure products to aircraft programs. As of December 31, 2011, virtually all of the products we sell are under long-term contracts and 97% of those products, as measured by dollar value of products sold, are supplied by us on a sole-sourced basis.

        We have good relationships with our customers due to our diverse product offerings, leading design and manufacturing capabilities using both metallic and composite materials, and competitive pricing.

        Boeing.    For the twelve months ended December 31, 2011, approximately 85% of our revenues were from sales to Boeing. We have a strong relationship with Boeing given our predecessor's 75+ year history as a Boeing division. Many members of our senior management team are former Boeing executives or managers who have longstanding relationships with Boeing and continue to work closely with Boeing. As part of the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing's exclusive supplier for substantially all of the products and services provided by Boeing Wichita prior to the Boeing Acquisition for the life of the programs. In addition, Boeing selected us to be the design leader for the Boeing B787 forward fuselage based in part on our expertise with composite technologies.

        We believe our relationship with Boeing is unmatched in the industry and will allow us to continue to be an integral partner with Boeing in the designing, engineering and manufacturing of complex aerostructures.

        Airbus.    For the twelve months ended December 31, 2011, approximately 10% of our revenues were from sales to Airbus. As a result of the BAE Acquisition, we became one of the largest independent aerostructures suppliers to Airbus, and we have expanded our relationship through new business wins. Under our supply agreement with Airbus, we supply products for the life of the aircraft program, including commercial derivative models, with pricing determined through 2015. For the A350 XWB and A380 programs, we have long-term requirements contracts with Airbus that cover a fixed number of units. We believe we can leverage our relationship with Airbus and our history of delivering high-quality products to further increase our sales to Airbus and continue to partner with Airbus on new programs going forward.

        We are a significant supplier of the composite fuselage structure for the new Airbus A350 XWB. To accommodate this and other work, we expanded our operations in 2011 with the opening of a new manufacturing facility in Kinston, North Carolina and a new assembly plant in Saint-Nazaire, France, which will assemble the center fuselage sections it receives from the Kinston, North Carolina facility before transporting the completed assembled unit to Airbus. In addition, we have a contract with Airbus to design and manufacture a major wing structure for the A350 XWB program. Spirit Europe designs and assembles the wing leading edge structure primarily at its facility in Prestwick, Scotland. The composite front spar is built at the facility in Kinston, North Carolina with sub-assemblies being manufactured at the Spirit AeroSystems Malaysia facility in Subang, Malaysia.

        Although most of our revenues are obtained from sales inside the U.S., we generated $653.1 million, $498.4 million, and $575.9 million in sales to international customers for the twelve months ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively, primarily to Airbus.

        The following chart illustrates the split between domestic and foreign revenues (dollars in millions):

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$4,210.7	87%	$3,674.0	88%	$3,502.6	86%
International
United Kingdom	422.6	8	400.4	10	385.7	9
Other	230.5	5	98.0	2	190.2	5

Total International	653.1	13	498.4	12	575.9	14

Total Revenues	$4,863.8	100%	$4,172.4	100%	$4,078.5	100%

(1)
Revenues are attributable to countries based on the destination where goods are delivered.

        The international revenue is included primarily in the Wing Systems segment. All other segment revenues are primarily from U.S. sales. Approximately 6% of our total assets based on book value are located in the United Kingdom as part of Spirit Europe with approximately another 5% of our total assets located in countries outside the United States and the United Kingdom.

Expected Backlog

        As of December 31, 2011, our expected backlog associated with large commercial aircraft, regional jet, business jet, and military equipment deliveries through 2016, calculated based on contractual product prices and expected delivery volumes, was approximately $31.8 billion. This is an increase of $3.5 billion from our corresponding estimate as of the end of 2010 reflecting the fact that Airbus and Boeing new orders exceeded deliveries in 2011. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing and Airbus announced backlog on our supply agreements. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2011 may not necessarily represent the actual amount of deliveries or sales for any future period.

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

  Engineering

        We have approximately 1,700 engineers and technical employees, including over 80 contract engineers. In addition, we currently contract the work of approximately 685 engineers from engineering services firms worldwide, including 116 engineers through Spirit-Progresstech LLC, a joint venture we entered into with Progresstech LTD of Moscow, Russia in November 2007. We also employ 24 technical fellows, who are experts in engineering and keep the Company current with new technology by producing technical solutions for new and existing products and processes; 11 FAA designated engineering representatives ("DER"), experienced engineers appointed by the FAA to approve engineering data used for certification; and 12 authorized representatives, who possess the same qualifications and perform the same certification functions as DERs, but with authority from the Boeing Certification and Compliance

Organization. The primary purpose of the engineering organization is to provide continuous support for ongoing design, production and process improvements. We possess a broad base of engineering skills in metal and composite fabrication and assembly, chemical processing and finishing, tooling design and development, and quality and precision measurement technology, systems and controls.

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

  Research and Development

        We believe that world-class research and development helps to maintain our position as an advanced partner to our OEM customers' new product development teams. As a result, we spend significant capital and financial resources on our research and development, including approximately $35.7 million during the year ended December 31, 2011, approximately $51.5 million during the year ended December 31, 2010, and approximately $56.7 million during the year ended December 31, 2009. Through our research, we strive to develop unique intellectual property and technologies that will improve our OEM customers' products and, at the same time, position us to win work on new products. Our development effort, which is an ongoing process that helps us reduce production costs and streamline manufacturing, is currently focused on preparing for initial production of new products and improving manufacturing processes on our current work.

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

Suppliers and Materials

        The principal raw materials used in our manufacturing operations are aluminum, titanium, and carbon fiber. We also purchase metallic parts, non-metallic parts, and machined components. In addition, we procure subassemblies from various manufacturers which are used in the final aerostructure assembly.

        Currently we have approximately 1,500 active manufacturing suppliers. No one supplier represents more than 3% of our total cost of sales. Our strategy is to enter into long-term contracts with suppliers to secure competitive pricing. Our exposure to rising costs of raw material is limited to some extent through leveraging relationships with our OEM's high-volume contracts.

        We continue to seek and develop sourcing opportunities from North America to Europe and Asia to achieve a competitive global cost structure. Over 25 countries are represented in our international network of suppliers.

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

        New regulations or more stringent enforcement of existing requirements could also result in additional compliance costs. For example, various governments have enacted or are considering enactment of laws to reduce emissions of carbon dioxide and other so-called greenhouse gases ("GHG"). In particular, the U.S. Environmental Protection Agency (the "EPA") has promulgated new regulations that require certain of our facilities to report annual GHG emissions and will require new operating permits to be issued for those facilities. In the absence of a national price for carbon-based air pollutant emissions, new legislation from Congress, or information relative to additional regulation from the EPA, we are not in a position at this time to estimate the costs which may result from these or similar actions.

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

        The Asset Purchase Agreement for the Boeing Acquisition, referred to herein as the "Asset Purchase Agreement", provides, with limited exceptions, that Boeing is responsible for environmental liabilities relating to conditions existing at the Wichita, Kansas and Tulsa and McAlester, Oklahoma facilities as of the Boeing Acquisition date. For example, Boeing is subject to an administrative consent order issued by the Kansas Department of Health and Environment, or KDHE, to contain and clean up contaminated groundwater, which underlies a majority of the Wichita site. Pursuant to the KDHE order, Boeing has a long-term remediation plan in place, and containment and remediation efforts are underway. We are responsible for any environmental conditions that we cause at these facilities following the Boeing Acquisition.

  United Kingdom

        In the United Kingdom, remediation of contaminated land may be compelled by the government in certain situations. If a property is to be redeveloped, the local authority, in its planning role, may require remediation as a condition to issuing a permit. In addition, in situations in which the contamination is causing harm to human health or polluting the environment, the local authority may use its environmental legislative powers to force remediation so that the impacted areas are "suitable for use." If contamination is polluting the property of a third party or causing loss, injury or damage, the third party may file an action against the owner or operator of the source in common law based on negligence or nuisance to recover the value of the loss, injury or damage sustained.

        Prestwick Facility.    BAE Systems indemnified us, subject to certain contractual limitations and conditions, for any clean-up costs and other losses, liabilities, expenses and claims related to existing pollution at the Prestwick facility, existing pollution that migrates from the Prestwick facility to a third party's property and any pollution that migrates to the Prestwick facility from the property retained by BAE Systems. Subject to certain exceptions, the indemnity has an aggregate liability cap of £40.0 million. As of December 31, 2011, we do not anticipate reaching the liability cap.

  Other International Sites

        Our interests in other international sites are subject to foreign government environmental laws and regulations. It is our policy and practice to comply with all requirements, both domestic and international. We believe that our procedures are properly designed to prevent unreasonable risk of environmental damage and resulting financial liability in connection with our business.

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

        Our principal competitors among OEMs include Airbus, Boeing, Dassault Aviation, Embraer Brazilian Aviation Co., Gulfstream Aerospace Co., Hawker Beechcraft Corporation, United Technologies Corporation, and Textron Inc. These OEMs may choose not to outsource production of aerostructures due to their own direct labor and overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce parts in-house or to outsource them. Offset requirements from customers of OEMs may also drive some decisions relative to their business model for production.

        Our principal competitors among non-OEM aerostructures suppliers are Aircelle S.A., Alenia Aeronautica, Fuji Heavy Industries, Ltd., GKN Aerospace, The Goodrich Corporation (expected to become a part of United Technologies Corporation, which has agreed to purchase The Goodrich Corporation), Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Sonaca, Triumph Group, Inc., Latecoere S.A., Aerolia SAS, Premium Aerotech GmbH and Nexcelle. Our ability to compete for new aerostructures contracts depends upon (1) our design, engineering and manufacturing capabilities, (2) our underlying cost and pricing structure, (3) our business relationship with OEMs, and (4) our available manufacturing capacity. Some of our competitors have greater resources than we do and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Additionally, as part of its Power 8 restructuring plan, Airbus and its parent company EADS have formed wholly-owned French (Aerolia) and German (Premium Aerotech) subsidiaries for potential sale to third parties in 2012. If the facilities held by these subsidiaries are sold, or otherwise attempt to obtain work from third parties, the facilities could become competitors of Spirit. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply-chain management and sales and marketing, and we may not have enough resources to make such investments.

Employees

        As of December 31, 2011, we had approximately 13,791 employees and approximately 141 contract labor personnel, located in our four U.S. facilities. Approximately 82% of our U.S. employees are represented by five unions. Our largest union is the IAM, which represents approximately 6,312 employees, or 46%, of the U.S. workforce. We successfully negotiated a new long-term ten-year contract with the IAM in 2010, which is in effect through June 25, 2020. The Society of Professional Engineering Employees in Aerospace — Wichita Technical and Professional Unit ("SPEEA — WTPU") represents approximately 2,288 employees, or 17%, of the U.S. workforce. In December of 2011, we successfully negotiated a new long-term 9 1/2 year contract with SPEEA-WTPU, which is in effect through January 31, 2021. The International Union, Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") represents approximately 1,822 employees, or 12%, of the U.S. workforce. The UAW contract is in effect through November 30, 2020. The Society of Professional Engineering Employees in Aerospace — Wichita Engineering Unit ("SPEEA — WEU") represents approximately 752 employees, or 5%, of the U.S. workforce. We successfully negotiated a new contract with this union in 2009, which is in effect through December 1, 2012. The International Brotherhood of Electrical Workers, or IBEW, represents approximately 185 employees, or 1%, of the U.S. workforce. The IBEW contract is in effect through September 18, 2020.

        As of December 31, 2011, we had approximately 912 employees and approximately 92 contract labor personnel located in our two U.K. facilities. Approximately 661, or 73%, of our U.K. employees are represented by one union, Unite (Amicus Section). Currently, pay agreements with the Unite union are negotiated on an annual basis. Wages are typically the primary subject of our negotiations, while other contract terms generally remain the same from year to year until both parties agree to change them (either separately or in the aggregate). The pay agreement for the Unite union employees expires January 1, 2013. We are currently negotiating a new pay agreement with the manual workforce.

        As of December 31, 2011, we had approximately 415 employees and approximately 7 contract labor personnel in our Malaysia facility. None of our Malaysia employees are currently represented by a union.

        As of December 31, 2011, we had approximately 46 employees and approximately 16 contract labor personnel in our French facilities. None of our France employees are currently represented by a union.

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

Foreign Ownership, Control or Influence ("FOCI")

        Due to the fact that more than 50% of our voting power is effectively controlled by a non-U.S. entity (Onex) we are required to operate in accordance with the terms and requirements of a Special Security Agreement, or SSA, with the Department of Defense ("DOD"). Under the DOD National Industrial Security Program Operating Manual ("NISPOM"), the U.S. Government will not award contracts to companies determined to be under FOCI, where a DoD Facility Security Clearance, or FCL, is required, unless certain "mitigation" measures are put in place. The purpose of the FOCI mitigation measures is to protect cleared U.S. defense contractors against improper FOCI.

        We have been cleared to the "Secret" level under an SSA, which is one of the recognized FOCI mitigation measures under the NISPOM. As a cleared entity, we must comply with the requirements of our SSA, the NISPOM and any other applicable U.S. Government industrial security regulations. Failure to follow the requirements of the SSA, the NISPOM or any other applicable U.S. Government industrial security regulations could, among other things, result in termination of our FCL, which in turn would preclude us from being awarded classified contracts or, under certain circumstances, performing on our existing classified contracts.

Governmental Regulations

        The commercial aircraft component industry is highly regulated by both the Federal Aviation Authority, or FAA, in the United States, the Joint Aviation Authority, or JAA, in Europe and other agencies throughout the world. The military aircraft component industry is governed by military quality specifications. We, and the components we manufacture, are required to be certified by one or more of these entities or agencies, and, in some cases, by individual OEMs, to engineer and service parts and components used in specific aircraft models.

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

        Our operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act, or OSHA, mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. Our management believes that our operations are in material compliance with OSHA's health and safety requirements.

Available Information

        Our Internet address is www.spiritaero.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report.

        We make available through our Internet website, under the heading "Investor Relations", our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports after we electronically file such materials with the Securities and Exchange Commission ("SEC"). Copies of our key corporate governance documents, including our Corporate Governance Guidelines, Code of Ethics and Business Conduct, and charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are also available on our website.

        Our filed Annual and Quarterly Reports, Proxy Statement and other reports previously filed with the SEC are also available to the public through the SEC's website at http://www.sec.gov. Materials we file with the SEC may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors

        An investment in our securities involves risk and uncertainties. The risks and uncertainties set forth below are those that we currently believe may materially and adversely affect us, our future business or results of operations, or investments in our securities. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also materially and adversely affect us, our future business or results of operations or investments in our securities.

Risk Factors Related to Our Business and Industry

     Our commercial business is cyclical and sensitive to commercial airlines' profitability. The business of commercial airlines is, in turn, affected by global economic conditions and geo-political considerations.

        We compete in the aerostructures segment of the aerospace industry. Our customers' business, and therefore our own, is directly affected by the financial condition of commercial airlines and other economic factors, including global economic conditions and geo-political considerations that affect the demand for air transportation. Specifically, our commercial business is dependent on the demand from passenger airlines and cargo carriers for the production of new aircraft. Accordingly, demand for our commercial products is tied to the worldwide airline industry's ability to finance the purchase of new aircraft and the industry's forecasted demand for seats, flights, routes and cargo capacity. Similarly, the size and age of the worldwide commercial aircraft fleet affects the demand for new aircraft and, consequently, for our products. Such factors, in conjunction with evolving economic conditions, cause the market in which we operate to be cyclical to varying degrees, thereby affecting our business and operating results.

        The commercial airline industry is impacted by the strength of the global economy and the geopolitical events around the world. Near-term challenges include the risk of our customers' exposure to sovereign debt default, economic weakness in the airline industry, and the continuing volatility in global credit markets (which contributed to widespread economic slowdown, restricted discretionary spending, inability to finance airplane purchases, and a slowdown in air traffic). Possible exogenous shocks such as expanding conflicts or political unrest in the Middle East or Asia, renewed terrorist attacks against the industry, or pandemic health crises have the potential to cause precipitous declines in air traffic. Any protracted economic slump, continued adverse credit market conditions, future terrorist attacks, war or health concerns could cause airlines to cancel or delay the purchase of additional new aircraft which could result in a deterioration of commercial airplane backlogs. If demand for new aircraft decreases, there would likely be a decrease in demand for our commercial aircraft products, and our business, financial condition and results of operations could be materially adversely affected.

     Our business could be materially adversely affected if one of our components causes an aircraft accident.

        Our operations expose us to potential liabilities for personal injury or death as a result of the failure of an aircraft component that has been designed, manufactured or serviced by us or our suppliers. While we believe that our liability insurance coverage is sufficient to protect us in the event of future product liability claims, it may not be adequate. Also, we may not be able to maintain insurance coverage in the future at an acceptable cost. Any such liability not covered by insurance or for which third-party indemnification is not available could require us to dedicate a substantial portion of our cash flows to make payments on such liability, which could have a material adverse effect on our business, financial condition and results of operations.

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

        Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the twelve months ended December 31, 2011, approximately 85% and 10% of our net revenues were generated from sales to Boeing and Airbus, respectively. Although our strategy, in part, is to diversify our customer base by entering into supply arrangements with additional customers, we cannot give any assurance that we will be successful in doing so. Even if we are successful in obtaining and retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future. Although we are a party to various supply contracts with Boeing and Airbus which obligate Boeing and Airbus to purchase all of their requirements for certain products from us, those agreements generally do not require specific minimum purchase volumes. In addition, if we breach certain obligations under these supply agreements and Boeing or Airbus exercises its right to terminate such agreements, our business will be materially adversely affected. Boeing and Airbus have the contractual right to cancel their supply agreements with us for convenience, which could include the termination of one or more aircraft models or programs for which we supply products. Although Boeing and Airbus would be required to reimburse us for certain expenses, there can be no assurance these payments would adequately cover our expenses or lost profits resulting from the termination. In addition, we have agreed to a limitation on recoverable damages if Boeing wrongfully terminates our main supply agreement with respect to any model or program. If this occurs, we may not be able to recover the full amount of our actual damages. Furthermore, if Boeing or Airbus (1) experiences a decrease in requirements for the products which we supply to it; (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply-chain problem or a decrease in orders from its customers; or (3) files for bankruptcy protection; our business, financial condition and results of operations could be materially adversely affected.

     Our largest customer, Boeing, operates in a very competitive business environment.

        Boeing operates in a highly competitive industry. Competition from Airbus, Boeing's main competitor, as well as from regional jet makers and other foreign manufacturers of commercial single-aisle aircraft, has intensified as these competitors expand aircraft model offerings and competitively price their products. As a result of this competitive environment, Boeing continues to face pressure on product offerings and sale prices. While we do have supply agreements with Airbus, we currently have substantially more business with Boeing and thus any adverse effect on Boeing's production of aircraft resulting from this competitive environment may have a material adverse effect on our business, financial condition and results of operations.

     Our business depends, in large part, on sales of components for a single aircraft program, the B737.

        For the twelve months ended December 31, 2011, approximately 47% of our net revenues were generated from sales of components to Boeing for the B737 aircraft. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and the military P-8A Poseidon derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model. Boeing has publicly announced its intention to replace the B737 with a next-generation single-aisle aircraft program named the Boeing 737 MAX, which will be a commercial derivative of the

B737. However, if Boeing does not follow through on this announced intention and develops a next-generation program to replace the B737 which is not a commercial derivative, we may not have the next-generation technology, engineering and manufacturing capability necessary to obtain significant aerostructures supply business for such replacement program, may not be able to provide components for the replacement program at competitive prices or, for other reasons, may not be engaged by Boeing to the extent of our involvement in the B737 or at all. If we were unable to obtain significant aerostructures supply business for any B737 replacement program, our business, financial condition and results of operations could be materially adversely affected.

     Our business depends, in part, on the success of a new model aircraft, the B787.

        The success of our business will depend, in part, on the success of Boeing's new B787 program, for which we are a Tier I supplier. Following several announced delays, Boeing began commercial deliveries of the B787 in November 2011. Amounts capitalized into inventory represent our primary working capital exposure to the B787 delays. Given the break-even margins we currently project in our first contract accounting block, if Boeing is unable to meet currently anticipated production levels or if we are not able to achieve the cost reduction plan or successfully negotiate through the annual price adjustment, we could eventually need to recognize a forward-loss in our current contract accounting block. Any additional delays in the B787 program could further impact our cash flows from operations and could materially adversely affect our business, financial condition and results of operations.

     We may be required to repay Boeing up to approximately $629.1 million of advance payments related to the B787 Supply Agreement. The advances must be repaid in the event that Boeing does not take delivery of a sufficient number of ship sets prior to the termination of the aircraft program.

        In December 2010, Spirit and Boeing entered into a memorandum of agreement and a settlement agreement regarding certain claims associated with the development and production of the B787 airplane. As part of these agreements, Spirit received a payment in December, which was recorded as deferred revenue (short-term) within the consolidated balance sheet pending finalization of a contract amendment which would contain the final settlement terms.

        On May 12, 2011, Boeing and Spirit entered into the B787 Amendment, which finalized the provisions of the memorandum of agreement. Based on the terms of the B787 Amendment, the payment received by Spirit in December 2010 was reclassified from deferred revenue to revenue, and certain advance payments received by Spirit were also reclassified to revenue. The B787 Amendment also spread out repayment of a $700.0 million cash advance made by Boeing to Spirit in 2007 to be offset against the purchase price of the first 1,000 B787 ship sets delivered to Boeing, instead of the first 500 ship sets. In the event Boeing does not take delivery of 1,000 ship sets prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million on December 15th of each year until the advance payments have been fully recovered by Boeing.

        Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2011, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $629.1 million.

     The profitability of certain development programs depends significantly on the assumptions surrounding satisfactory settlement of claims and assertions.

        For certain of our new development programs, we regularly commence work or incorporate customer requested changes prior to negotiating pricing terms for engineering work or the product which has been modified. We typically have the legal right to negotiate pricing for customer directed changes. In those cases, we assert to our customers our contractual rights to obtain the additional revenue or cost reimbursement we expect to receive upon finalizing pricing terms. An expected recovery value of these assertions is incorporated into our contract profitability estimates when applying contract accounting. Our inability to recover these expected values, among other factors, could result in the recognition of a forward-loss on these programs and could have a material adverse effect on our results of operations.

     We incur risk associated with new programs.

        New programs with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new aircraft program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new programs to the customer's satisfaction or manufacture products at our estimated costs, if we were to experience unexpected fluctuations in raw material prices or supplier problems leading to cost overruns, if we were unable to successfully perform under revised design and manufacturing plans or successfully resolve claims and assertions, or if a new program in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems, our business, financial condition and results of operations could be materially adversely affected. This risk includes the potential for default, quality problems, or inability to meet weight requirements and could result in low margin or forward-loss contracts, and the risk of having to write-off inventory if it were deemed to be unrecoverable over the life of the program. In addition, beginning new work on existing programs also carries risks associated with the transfer of technology, knowledge and tooling.

        In order to perform on new programs we may be required to construct or acquire new facilities requiring additional up-front investment costs. In the case of significant program delays and/or program cancellations, we could be required to bear certain unrecoverable construction and maintenance costs and incur potential impairment charges for the new facilities. Also, we may need to expend additional resources to determine an alternate revenue-generating use for the facilities. Likewise, significant delays in the construction or acquisition of a plant site could impact production schedules.

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

        Our principal competitors among aerostructures suppliers are Aircelle S.A., Alenia Aeronautica, Fuji Heavy Industries, Ltd., GKN Aerospace, The Goodrich Corporation (expected to become a part of United Technologies Corporation, which has agreed to purchase The Goodrich Corporation), Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Sonaca, Triumph Group, Inc., Latecoere S.A., Aerolia SAS, Premium Aerotech GmbH and Nexcelle. Some of our competitors have greater resources than we do and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Additionally, as part of its Power 8 restructuring plan, Airbus and its parent company EADS have formed wholly-owned French (Aerolia) and German (Premium Aerotech) subsidiaries for potential sale to third parties in 2012. If the facilities held by these subsidiaries are sold, or otherwise attempt to obtain work from third parties, the facilities could become competitors of Spirit. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply-chain management and sales and marketing, and we may not have enough resources to make such investments. For these reasons, we may not be able to compete successfully in this market or against our competitors, which could have a material adverse effect on our business, financial condition and results of operations.

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

        In addition, many aircraft manufacturers, airlines and aerospace suppliers have unionized work forces. Any strikes, work stoppages or slowdowns experienced by aircraft manufacturers, airlines or aerospace suppliers could reduce our customers' demand for additional aircraft structures or prevent us from completing production of our aircraft structures.

        While over the past three years, we have successfully negotiated new contracts with four of the five unions that represent our U.S. employees, all of which are long-term ten-year agreements, our collective bargaining agreement with another union, which represents approximately 5% of our U.S. workforce, will expire in the fourth quarter of 2012. See "Business — Employees." We cannot give any assurance that we will be able to negotiate a new collective bargaining agreement with the remaining union, on commercially reasonable terms or at all. If we are unable to successfully negotiate a new collective bargaining agreement, or if we enter into a new collective bargaining agreement on terms which are less favorable to us than our existing agreement, our operating expenses could increase, which could have a material adverse effect on our business, financial condition and results of operations.

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

        In addition, certain aircraft repair activities we intend to engage in may require the approval of the aircraft's OEM. Our inability to obtain OEM approval could materially restrict our ability to perform such aircraft repair activities.

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

        The manufacturing of our products is subject to numerous federal, state and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by state, federal and international governments and authorities are increasing. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operations, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to manufacturing processes, product liability, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws and revised tax law interpretations).

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

        Boeing, our predecessor at the Wichita facility, is under an administrative consent order issued by the Kansas Department of Health and Environment to contain and remediate contaminated groundwater, which underlies a majority of our Wichita facility. Pursuant to this order and its agreements with us, Boeing has a long-term remediation plan in place, and treatment, containment and remediation efforts are underway. If Boeing does not comply with its obligations under the order and these agreements, we may be required to undertake such efforts and make material expenditures.

        In connection with the BAE Acquisition, we acquired a manufacturing facility in Prestwick, Scotland that is adjacent to contaminated property retained by BAE Systems. The contaminated property may be subject to a regulatory action requiring remediation of the land. It is also possible that the contamination may spread into the property we acquired. BAE Systems has agreed to indemnify us, subject to certain contractual limitations and conditions, for certain clean up costs and other losses, liabilities, expenses and claims related to existing pollution on the acquired property, existing pollution that migrates from the acquired property to a third party's property and any pollution that migrates to our property from property retained by BAE Systems. If BAE Systems does not comply with its obligations under the BAE Acquisition agreement, we may be required to undertake such efforts and make material expenditures.

        In the future, contamination may be discovered at or emanating from our facilities or at off-site locations where we send waste. The remediation of such newly discovered contamination, related claims for personal injury or damages, or the enactment of new laws or a stricter interpretation of existing laws, may require us to make additional expenditures, some of which could be material. See "Business — Environmental Matters".

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

        We are highly dependent on the availability of essential materials and purchased components from our suppliers, some of which are available only from a sole source or limited sources. Our dependency upon regular deliveries from particular suppliers of components and raw materials means that interruptions or stoppages in such deliveries could materially adversely affect our operations until arrangements with alternate suppliers, to the extent alternate suppliers exist, could be made. If any of our suppliers were unable or were to refuse to deliver materials to us for an extended period of time, or if we were unable to negotiate acceptable terms for the supply of materials with these or alternative suppliers, our business could suffer.

        Moreover, we are dependent upon the ability of our suppliers to provide materials and components that meet specifications, quality standards and delivery schedules. Our suppliers' failure to provide expected raw materials or component parts that meet our technical specifications could adversely affect production schedules and contract profitability. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs for us and possible forward-losses on certain contracts. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business and might lead to termination of our supply agreements with our customers.

        Our continued supply of materials is subject to a number of risks including:

  •
  the destruction of or damage to our suppliers' facilities or their distribution infrastructure;

  •
  a work stoppage or strike by our suppliers' employees;

  •
  the failure of our suppliers to provide materials of the requisite quality or in compliance with specifications;

  •
  the failure of essential equipment at our suppliers' plants;

  •
  the failure of our suppliers to satisfy U.S. and international import and export control laws for goods that we purchase from such suppliers;

  •
  the failure of our suppliers to meet regulatory standards;

  •
  the failure, shortage or delay in the delivery of raw materials to our suppliers;

  •
  contractual amendments and disputes with our suppliers; and

  •
  inability of our suppliers to perform as a result of the weakened global economy or otherwise.

        In addition, our profitability is affected by the prices of the components and raw materials, such as titanium, aluminum and carbon fiber, used in the manufacturing of our products. These prices may fluctuate based on a number of factors beyond our control, including world oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Although our supply agreements with Boeing and Airbus allow us to pass on to our customers certain unusual increases in component and raw material costs in limited situations, we may not be fully compensated by the customers for the entirety of any such increased costs.

     Our business will suffer if certain key officers or employees discontinue employment with us or if we are unable to recruit and retain highly skilled staff.

        The success of our business is highly dependent upon the skills, experience and efforts of our President and Chief Executive Officer, Jeffrey Turner, and certain of our other key officers and employees. As the top executive officer of Boeing Wichita for almost ten years prior to the Boeing Acquisition, Mr. Turner gained extensive experience in running our business and long-standing relationships with many high-level executives at Boeing, our largest customer. We believe Mr. Turner's reputation in the aerospace industry and relationship with Boeing are critical elements in maintaining and expanding our business. The loss of Mr. Turner or other key personnel could have a material adverse effect on our business, operating results or financial condition. Our business also depends on our ability to continue to recruit, train and retain skilled employees, particularly skilled engineers. The market for these resources is highly competitive. We may be unsuccessful in attracting and retaining the engineers we need and, in such event, our business could be materially adversely affected. The loss of the services of any skilled key personnel, or our inability to hire new personnel with the requisite skills, could impair our ability to provide products to our customers or manage our business effectively.

     We are subject to the requirements of the National Industrial Security Program Operating Manual ("NISPOM") for our Facility Security Clearance ("FCL"), which is a prerequisite for our ability to perform on classified contracts for the U.S. Government.

        A Department of Defense ("DOD") FCL is required for a company to be awarded and perform on classified contracts for the DOD and certain other agencies of the U.S. Government. From time to time we have performed and may perform on classified contracts, although we did not generate any revenues from classified contracts for the twelve months ended December 31, 2011. We have obtained an FCL at the "Secret" level. Due to the fact that more than 50% of our voting power is effectively controlled by a non-U.S. entity (Onex), we are required to operate in accordance with the terms and requirements of our Special Security Agreement ("SSA") with the DOD. If we were to violate the terms and requirements of our SSA, the NISPOM, or any other applicable U.S. Government industrial security regulations, we could lose our FCL. We cannot give any assurance that we will be able to maintain our FCL. If for some reason our FCL is invalidated or terminated, we may not be able to continue to perform under our classified contracts in effect at that time, and we would not be able to enter into new classified contracts, which could adversely affect our revenues.

     We derive a significant portion of our net revenues from direct and indirect sales outside the United States and are subject to the risks of doing business in foreign countries.

        We derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the United States. In addition, for the twelve months ended December 31, 2011, direct sales to our non-U.S. customers accounted for approximately 13% of our net revenues. We expect that our and our customers' international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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

  •
  compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and other applicable anti-bribery laws; and

  •
  economic and geopolitical developments and conditions, including international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.

        While these factors and the effect of these factors are difficult to predict, adverse developments in one or more of these areas could materially adversely affect our business, financial condition and results of operations in the future.

     Our fixed-price contracts and requirements to re-negotiate pricing at specified times may commit us to unfavorable terms.

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

        This risk particularly applies to products such as the Boeing B787, for which we had delivered fifty-six production articles as of December 31, 2011 since the inception of the program, and in respect of which our profitability at the contracted price depends on our being able to achieve production cost reductions as we gain production experience. Pricing for the initial configuration of the B787-8, the base model currently in production, is generally established through 2021, with prices decreasing as cumulative volume levels are achieved. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes. When we negotiated the B787-8 pricing, we assumed that favorable trends in volume, learning curve efficiencies and future pricing from suppliers would reduce our production costs over the life of the B787 program, thus maintaining or improving our margin on each B787 we produced. We cannot give any assurance that our development of new technologies or capabilities will be successful or that we will be able to reduce our B787 production costs over the life of the program. Our failure to reduce production costs as we have anticipated could result in decreasing margin on the B787 during the life of the program and the need to record a forward-loss for the current contract accounting block.

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

        Certain of our long-term supply agreements provide for re-negotiation of established pricing terms at specified times. In particular, pricing terms under our supply agreement with Boeing for the B737, B747, B767 and B777 platforms, which accounted for 71% of our net revenues in 2011, expire in May 2013. Due to the approaching expiration of the established pricing terms, we are in the initial stages of re-negotiating pricing with Boeing for a period to be agreed upon by the parties. We are required to negotiate the pricing for such additional period in good faith based on then-prevailing U.S. market conditions for forward fuselages, B737 fuselages and B737/B777 struts and nacelles and based on then-prevailing global market conditions for all other products. If we are unable to agree upon pricing, then, until such dispute is resolved, pricing will be determined according to the existing prices, adjusted using a quantity-based price adjustment formula and specified annual escalation until such time as future pricing is agreed. If we agree on future pricing that provides us with operating margins that are lower than those which we currently experience, or if we are unable to agree on new pricing terms and the default pricing terms remain in effect for a period of time, our business, financial condition and results of operations could be materially adversely affected.

     We face a class-action lawsuit, which could potentially result in substantial costs, diversion of management's attention and resources, and negative publicity.

        A lawsuit has been filed against Spirit, Onex, and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold Boeing Wichita to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. On June 30, 2010, the U.S. District Court granted defendants' dispositive motions, finding that the case should not be allowed to proceed as a class action. The plaintiffs have appealed the district court's decision to the United States Court of Appeals for the Tenth Circuit, which could reverse the District Court's June 30 ruling. The asset purchase agreement between Onex and Boeing relating to the Boeing Acquisition requires Spirit to indemnify Boeing for its damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita which relate or allegedly relate to the involvement of, or consultation, with employees of Boeing in such employment decisions. The lawsuit could result in substantial costs, divert management's attention and resources from our operations and negatively affect our public image and reputation. An unfavorable outcome or prolonged litigation related to these matters could materially harm our business.

     If we are unable to protect our information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

        We rely on information technology networks and systems to manage and support a variety of business activities, including procurement and supply chain, engineering support, and manufacturing. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, 12 telecommunication failures, user errors or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information. If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our manufacturing process could be disrupted resulting in late deliveries or even no deliveries if there is a total shutdown.

     We are implementing new company-wide software systems, which could increase our information technology expenditures and cause unexpected production delays.

        We have recently implemented an Enterprise Resource Planning ("ERP") software system in several of our facilities, and have begun implementation of other system upgrades and infrastructure changes. We plan to implement the ERP software in all of our primary facilities over the next twenty-four months. Our total expenditures for these systems and upgrades could exceed the planned budget. In addition, unexpected problems with the implementation could result in production or other delays.

     We do not own most of the intellectual property and tooling used in our business.

        Our business depends on using certain intellectual property and tooling that we have rights to use under license grants from Boeing. These licenses contain restrictions on our use of Boeing intellectual property and tooling and may be terminated if we default under certain of these restrictions. Our loss of license rights to use Boeing intellectual property or tooling would materially adversely affect our business. See "Business — Our Relationship with Boeing — License of Intellectual Property." In addition to the licenses with Boeing, we license some of the intellectual property needed for performance under some of our supply contracts from our customers under those supply agreements. We must honor our contractual commitments to our customers related to intellectual property and comply with infringement laws governing our use of intellectual property. In the event we obtain new business from new or existing customers, we will need to pay particular attention to these contractual commitments and any other restrictions on our use of intellectual property to make sure that we will not be using intellectual property improperly in the performance of such new business. In the event we use any such intellectual property improperly, we could be subject to an infringement claim by the owner or licensee of such intellectual property.

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

        We spent approximately $35.7 million on research and development during the twelve months ended December 31, 2011. Our expenditures on our research and development efforts may not create any new sales opportunities or increases in productivity that are commensurate with the level of resources invested.

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

  •
  the diversion of management's attention from the management of daily operations to the integration of operations;

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

  •
  compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act and other applicable anti-bribery laws; and

  •
  constraints (contractual or otherwise) limiting our ability to consolidate, rationalize and/or leverage supplier arrangements to achieve integration.

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

        Our estimates of liabilities and expenses for pensions and other post-retirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age and mortality). A dramatic decrease in the fair value of our plan assets resulting from movements in the financial markets may cause the status of our plans to go from an over-funded status to an under-funded status and result in cash funding requirements to meet any minimum required funding levels. Our results of operations, liquidity, or shareholders' equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liability, or changes in employee workforce assumptions.

Risk Factors Related to Our Capital Structure

     The interests of our controlling stockholder may conflict with your interests.

        Onex Partners LP, Onex Corporation and their respective partners and affiliates that beneficially own our class B common stock, herein referred to collectively as the "Onex entities", own 22,411,638 shares of our class B common stock. Our class A common stock has one vote per share, while our class B common stock has ten votes per share on all matters to be voted on by our stockholders. Consequently, the Onex entities control approximately 62% of the combined voting power of our outstanding common stock. Accordingly, and for so long as the Onex entities continue to hold class B common stock that represents at least 10% of the total number of shares of common stock outstanding, Onex will exercise a controlling influence over our business and affairs and will have the power to determine all matters submitted to a vote of our stockholders, including the election of directors and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. Onex could cause corporate actions to be taken even if the interests of Onex conflict with the interests of our other stockholders. This concentration of voting power could have the effect of deterring or preventing a change in control of Spirit that might otherwise be beneficial to our stockholders. Gerald W. Schwartz, the Chairman, President and Chief Executive Officer of Onex Corporation, owns shares representing a majority of the voting rights of the shares of Onex Corporation.

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

        As of December 31, 2011, we had total debt of approximately $1,200.9 million, including approximately $561.9 million of borrowings under our senior secured credit facility, $594.9 million of long-term bonds, a $16.1 million Malaysian loan, approximately $15.2 million of capital lease obligations, and $12.8 million in other debt obligations. In addition to our debt, as of December 31, 2011, we had $46.5 million of letters of credit and letters of guarantee outstanding.

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

  •
  having a material adverse effect on us if we fail to comply with the covenants in the senior secured credit facility or in the indentures governing our long-term bonds or in the instruments governing our other debt; and

  •
  increasing our cost of borrowing.

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

        As of December 31, 2011, our corporate credit rating at Standard & Poor's Rating Services remained unchanged at BB and our corporate credit rating at Moody's Investor Services remained unchanged at Ba2.

        The ratings reflect the agencies' assessment of our ability to pay interest and principal on our debt securities and credit agreements. A rating is not a recommendation to purchase, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating agency has its own methodology for assigning ratings and, accordingly, each rating should be considered independently of all other ratings. Lower ratings would typically result in higher interest costs of debt securities when they are sold, and could make it more difficult to issue future debt securities. In addition, a downgrade in our fixed or revolving long-term debt rating could result in an increase in borrowing costs under our senior secured credit facility. Any downgrade in our credit ratings could thus have a material adverse effect on our business or financial condition.

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

     Spirit Holdings' certificate of incorporation and by-laws and our supply agreements with Boeing contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

        Provisions of Spirit Holdings' certificate of incorporation and by-laws may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our current board of directors. These provisions include:

  •
  multi-vote shares of common stock, which are owned by the Onex entities and management stockholders;

  •
  advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

  •
  the authority of the board of directors to issue, without stockholder approval, up to 10 million shares of preferred stock with such terms as the board of directors may determine and an additional 56,520,263 shares of class A common stock (net of shares issued but subject to vesting requirements under our benefit plans and shares reserved for issuance upon conversion of outstanding shares of class B common stock) and an additional 125,081,189 shares of class B common stock (net of shares issued but subject to vesting requirements under our benefit plans).

        In addition, our supply agreements with Boeing include provisions giving Boeing the ability to terminate the agreements in the event any of certain disqualified persons acquire a majority of Spirit's direct or indirect voting power or all or substantially all of Spirit's assets. See "Business — Our Relationship with Boeing."

     Spirit Holdings is a "controlled company" within the meaning of the New York Stock Exchange rules and, as a result, qualifies for, and relies on, exemptions from certain corporate governance requirements.

        Because the Onex entities own more than 50% of the combined voting power of the common stock of Spirit Holdings, Spirit Holdings is deemed a "controlled company" under the rules of the New York Stock Exchange, or NYSE. As a result, Spirit Holdings qualifies for, and relies upon, the "controlled company" exception to the board of directors and committee composition requirements under the rules of the NYSE. Pursuant to this exception, Spirit Holdings is exempt from rules that would otherwise require that Spirit Holdings' board of directors be comprised of a majority of "independent directors" (as defined under the rules of the NYSE), and that Spirit Holdings' compensation committee and corporate governance and nominating committee be comprised solely of "independent directors," so long as the Onex entities continue to own more than 50% of the combined voting power of the common stock of Spirit Holdings. Spirit Holdings' board of directors consists of nine directors, five of whom qualify as "independent." Spirit Holdings' compensation and corporate governance and nominating committees are not comprised solely of "independent directors." Spirit Holdings does not currently rely on the exemption related to board composition, although it may do so in the future. See "Management — Executive Officers and Directors" and "Committees of the Board of Directors."

     Our stock price may be volatile.

        Price fluctuations in our class A common stock could result from general market and economic conditions and a variety of other factors, including:

  •
  actual or anticipated fluctuations in our operating results;

  •
  changes in aerostructures pricing;

  •
  our competitors' and customers' announcements of significant contracts, acquisitions or strategic investments;

  •
  changes in our growth rates or our competitors' and customers' growth rates;

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Significant Properties

        The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2011 are set forth below:

Location	Primary Use	Approximate Square Footage	Owned/Leased
United States
Wichita, Kansas(1)	Primary Manufacturing	11.2 million	Owned/Leased
	Facility/Offices/Warehouse
Tulsa, Oklahoma	Manufacturing Facility	1.9 million	Leased
McAlester, Oklahoma	Manufacturing Facility	135,000	Owned
Kinston, North Carolina	Primary Manufacturing/Office/Warehouse	766,000	Leased
United Kingdom
Prestwick, Scotland	Manufacturing Facility	1.0 million	Owned
Preston, England	Administrative Offices	16,000	Leased
Malaysia
Subang, Malaysia	Manufacturing	269,000	Leased
France
Saint-Nazaire, France(2)	Primary Manufacturing/Office	58,800	Leased
Toulouse, France	Office	3,400	Leased

(1)
97% of the Wichita facility is owned.

(2)
Operations began in 2011.

        Our physical assets consist of 15.4 million square feet of building space located on 1,325 acres in nine facilities. We produce our fuselage systems and propulsion systems from our primary manufacturing facility located in Wichita, Kansas with some fuselage work done in our Kinston, North Carolina facility. We produce wing systems in our manufacturing facilities in Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland and Subang, Malaysia. In addition to these five sites, we have a facility located in McAlester, Oklahoma dedicated to supplying machined parts and sub-assemblies to the Wichita and Tulsa facilities.

        The Wichita facility, including Spirit's corporate offices, is comprised of 625 acres, 6.2 million square feet of manufacturing space, 1.4 million square feet of offices and laboratories for the engineering and design group and 3.6 million square feet for support functions and warehouses. A total of 652,000 square feet is currently vacant. The Wichita site has access to transportation by rail, road and air. For air cargo, the Wichita site has access to the runways of McConnell Air Force Base.

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

        The Prestwick facility consists of 1.0 million square feet of building space, comprised of 0.7 million square feet of manufacturing space, 0.2 million square feet of office space, and 0.1 million square feet of support and warehouse space. This facility is set on 100 acres. The Prestwick plant is located on the west coast of Scotland, approximately 33 miles south of Glasgow, within close proximity to the motorway network that provides access between England and continental Europe. It is also easily accessible by air (at Prestwick International Airport) or by sea. We lease a portion of our Prestwick facility to the Regional Aircraft division of BAE Systems and certain other tenants.

        The Malaysian manufacturing plant is located at the Malaysia International Aerospace Center (MIAC) in Subang. The 269,000 square foot leased facility is set on 45 acres and is centrally located with easy access to Kuala Lumpur, Malaysia's capital city, as well as nearby ports and airports. The facility assembles composite panels for wing components. An additional 65,000 square foot warehouse will be constructed in 2012 for shipping/receiving and parts storage to make room for additional manufacturing space in the existing building.

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

        The Kinston, North Carolina facility, which supports the manufacturing of composite panels and wing components, was completed in 2010. The site rests on 304 acres and totals 766,000 square feet. In addition to the primary manufacturing facility, three additional buildings are leased from the Global Transpark Authority. A 27,700 square foot office/warehouse supports receiving needs, a 26,400 square foot building provides tooling storage, and a 121,000 square foot manufacturing facility supports light manufacturing.

        The Saint-Nazaire, France site, which opened in July 2010, was built on 6.25 acres and totals 58,800 square feet. This facility receives center fuselage frame sections for the Airbus A350 XWB from the facility in Kinston, North Carolina. Sections designed and manufactured in North Carolina are shipped across the Atlantic, received in Saint-Nazaire, and assembled before being transported to Airbus. Operations in this facility commenced in early 2011, with first deliveries occurring later in the year. Additionally, a 3,400 square foot office area in Toulouse, France has been leased since August 2009 for engineering support.

Item 3.    Legal Proceedings

        Information concerning the litigation and other legal proceedings in which the Company is involved, may be found in Note 19 under the sub-heading "Litigation" in this Annual Report and that information is hereby incorporated by reference.

Item 4.    Mine Safety Disclosures

        Not applicable.

Executive Officers of the Registrant

        Listed below are the names, ages, positions held, and biographies of all executive officers of Spirit Holdings. Executive officers hold office until their successors are elected or appointed at the next annual meeting of the Board of Directors, or until their death, retirement, resignation, or removal.

        Jeffrey L. Turner, 60.    Mr. Turner has been the President and Chief Executive Officer of Spirit Holdings since June 2006 and became a director of Spirit Holdings on November 15, 2006. Since June 16, 2005, the date of the Boeing Acquisition, he has also served in such capacities for Spirit. Mr. Turner joined Boeing in 1973 and was appointed Vice President — General Manager of Boeing Wichita in November 1995. Mr. Turner received his Bachelor of Science in Mathematics and Computer Science and his M.S. in Engineering Management Science, both from Wichita State University. He was selected as a Boeing Sloan Fellow to the Massachusetts Institute of Technology's (MIT) Sloan School of Management where he earned a Master's degree in Management.

        Philip Anderson, 47.    Mr. Anderson became the Senior Vice President and Chief Financial Officer of Spirit Holdings on February 12, 2010. From October 2009 until February 2010, Mr. Anderson served as Vice President and Interim Chief Financial Officer of Spirit Holdings. Mr. Anderson also served as Treasurer of Spirit Holdings from November 2006 to July 2010. From March 2003 until November 2006,

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

        H. David Walker, 60.    Mr. Walker became the Senior Vice President, Chief Technology Officer and Business Development of Spirit Holdings in July 2009 and served as Senior Vice President of Sales and Marketing for Spirit Holdings and/or Spirit from September 2005 to July 2009. From 2003 through September 2005, Mr. Walker was a Vice President of Vought Aircraft Industries. Mr. Walker served as the Vice President/General Manager/Member of the Board of Directors of The Aerostructures Corp. from 2002 until 2003 and served as Vice President of Programs and Marketing from 1997 through 2002. Mr. Walker received both his Bachelor of Science and Masters of Science in Mechanical Engineering from Vanderbilt University.

        David M. Coleal, 44.    Mr. Coleal assumed the role of Senior Vice President /General Manager of the Fuselage Segment in July 2011. Prior to joining Spirit AeroSystems, Mr. Coleal was Vice President and General Manager of Bombardier-Learjet. He joined Bombardier Aerospace in March 2008 and was responsible for all engineering and manufacturing operations, program change management, quality and material logistics for the Learjet family of aircraft, including development of the pioneering all-composite Learjet 85 mid-size business jet. From 2001 to 2008, Mr. Coleal worked at Cirrus Design Corporation, where he was initially responsible for operations, and he assumed positions of increasing responsibility until being named President and Chief Operating Officer in 2005. Mr. Coleal earned his Master's of Business Administration (MBA) in Management Science from California State University — Hayward in 1997. He graduated from California State University in Sacramento in 1990 with a Bachelor of Science degree in Mechanical Engineering Technology.

        Samantha J. Marnick, 41.    Ms. Marnick became Senior Vice President of Corporate Administration and Human Resources on January 1, 2011. From March 2008 until December 2010, Ms. Marnick served as Vice President Labor Relations & Workforce Strategy responsible for labor relations, global human resource project management office, compensation and benefits, and workforce planning. Ms. Marnick previously served as Director of Communications and Employee Engagement from March 2006 to March 2008. Prior to joining the company, Ms. Marnick was a senior consultant and Principal for Mercer Human Resource Consulting holding management positions in both the United Kingdom and in the United States. Prior to that Ms. Marnick worked for Watson Wyatt, the UK's Department of Health and Social Security and The British Wool Marketing Board. Ms. Marnick holds a Master's degree from the University of Salford in Corporate Communication Strategy and Management.

        John Lewelling, 51.    Mr. Lewelling became the Senior Vice President, Corporate Strategy in July 2011. He served as the Senior Vice President/General Manager, Wing Systems Segment for Spirit Holdings from April 2008 to July 2011 and as the Senior Vice President, Strategy and Information Technology for Spirit Holdings from February 2006 through April 2008. Mr. Lewelling was the Chief Operating Officer of GVW Holdings from 2004 to 2006. Mr. Lewelling was a Managing Director with AlixPartners from 2002 to 2003. Prior to that, he was a Partner with AT Kearney and Booz Allen from 1996 to 2002. Mr. Lewelling received his Bachelors degree in Materials and Logistics Management from Michigan State University.

        Richard Buchanan, 61.    Mr. Buchanan became the Senior Vice President, Advanced Projects of Spirit in July 2011. He served as the Senior Vice President & Chief Operations Officer of Spirit Holdings from July 2009 to July 2011 and as the General Manager of Fuselage Systems Segment of Spirit Holdings and/or Spirit from the date of the Boeing Acquisition to July 2009. Prior to the Boeing Acquisition, he was employed by Boeing for more than 25 years, all of which were spent at Boeing Wichita, except for one and one-half years in Everett, Washington as Fuselage Leader for the B787. During his tenure with Boeing, Mr. Buchanan held the positions of Director for Sub-Assembly/Lot Time, Director for Light Structures,

and the Director and Leader of B737 Structures Value Chain. Mr. Buchanan is a graduate of Friends University with a Bachelor of Science degree in Human Resource Management.

        Michael G. King, 56.    Mr. King became the Senior Vice President and Chief Operations Officer of Spirit Holdings in July 2011. He served as the Senior Vice President/General Manager, Fuselage Systems Segment of Spirit Holdings from July 2009 to July 2011 and as the Senior Vice President/General Manager of Propulsion Systems Segment of Spirit Holdings and/or Spirit from the date of the Boeing Acquisition to July 2009. Prior to the Boeing Acquisition, Mr. King worked for Boeing for 25 years, from 1980 until 2005. In 1990, Mr. King was assigned to the Sub-Assembly/Lot Time Manufacturing Business Unit at Boeing, responsible for lot time production activities. From 1996 until 2002, he worked at Boeing's Machining Fabrication Manufacturing Business Unit with responsibility for production of complex machined detail parts and assemblies for all commercial airplane models. In 2002, Mr. King became the Director of the Strut, Nacelle and Composite Responsibility Center at Boeing. Mr. King earned an Associate of Arts degree from Butler County Community College. He completed his Bachelor of Science in Manufacturing Technology at Southwestern College and received a Mini-MBA from Wichita State University. Mr. King also completed the Duke University Executive Management Program in 2002.

        John Pilla, 52.    Mr. Pilla became the Senior Vice President/General Manager, Propulsion Systems Segment of Spirit in July 2009. In July 2011, he assumed responsibility for the Aftermarket Customer Support Organization, in addition to his existing role. From April 2008 to July 2009, Mr. Pilla was Chief Technology Officer of Spirit Holdings and he served as Vice President/General Manager-787 of Spirit Holdings and/or Spirit, a position he assumed at the date of the Boeing Acquisition in June 2005 and held until March 2008. Mr. Pilla began his career at Boeing Commercial Airplanes in 1981 as a stress engineer and was promoted to Chief Engineer of Structures and Liaison in 1995. In 1997, Mr. Pilla led the Next-Generation 737 engineering programs and ultimately led the Define Team on the 737-900 fuselage and empennage in late 1997 as well as the 777LR airplane in May 2000. In July 2001, Mr. Pilla became the Director of Business Operations, a position he held until July 2003 when he accepted an assignment as 787 Director of Product Definition and Manufacturing. He received his Master's degree in Aerospace Structures Engineering in 1986 and an MBA in 2002 from Wichita State University.

        Alex Kummant, 51.    Mr. Kummant became the Senior Vice President of Oklahoma Operations of Spirit in July 2011. He joined the Company in 2010 as the Senior Vice President of Corporate Strategy & Planning. Prior to joining Spirit, Mr. Kummant spent two decades strategically restructuring and building businesses in the Industrial and Transportation sectors for Emerson Electric, the SPX Corporation, Union Pacific Railroad, and Amtrak. Speaking fluent German, Mr. Kummant has lived and worked in Europe. He holds an MBA from Stanford University, a BSME (1982), with Highest Honors, from Case Western Reserve University, and a Masters of Manufacturing Engineering (1986) from Carnegie Mellon.

        Neil McManus, 46.    Mr. McManus is the Vice President and Managing Director of Spirit AeroSystems (Europe) Limited and has executive responsibility for Spirit AeroSystems (Malaysia) Sdn. Bhd. Since the date of the BAE Acquisition, he has served in that capacity for Spirit Europe. Mr. McManus joined BAE Systems Aerostructures in 1986 and was appointed Managing Director — Aerostructures in January 2003. Mr. McManus was educated at Loughborough University of Science and Technology, where he received his Bachelor of Science Honors degree in Engineering Manufacturing and a diploma in Industrial Studies.

        Doug Stuhlsatz, 44.    Mr. Stuhlsatz was named Interim General Counsel and Acting Secretary of Spirit Holdings in February 2012. He joined the Company as Associate General Counsel in November 2009. From 2003 to November 2009 Mr. Stuhlsatz was Vice President Administration and General Counsel of Big Dog Motorcycles where he was responsible for legal, insurance and risk management as well as directing various company operations. From 1995 to 2003 Mr. Stuhlsatz served as Operations Counsel and Associate General Counsel at Bombardier Aerospace Learjet where he provided legal support for sales, supply chain, real estate, product support, labor and employment. He earned his Juris Doctorate from the University of Kansas. Mr. Stuhlsatz also holds a Bachelor of Science degree in Construction Science and Management from the College of Engineering at Kansas State University.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our class A common stock has been quoted on the NYSE under the symbol "SPR" since November 21, 2006. Prior to that time, there was no public market for our stock. As of February 17, 2012, there were approximately 411 holders of record of class A common stock. However, we believe that many additional holders of our class A common stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names. The closing price on February 17, 2012 was $23.84 per share as reported by the NYSE.

        As of February 17, 2012, there were approximately 136 holders of record of class B common stock. Our class B common stock is neither listed nor publicly traded.

        The following table sets forth for the indicated periods the high and low closing sales price for our class A common stock on the NYSE.

	2011		2010
Fiscal Quarter	High	Low	High	Low
1st	$26.16	$20.44	$23.69	$16.50
2nd	$25.90	$20.50	$23.88	$17.26
3rd	$22.38	$14.40	$21.53	$18.57
4th	$21.13	$14.88	$21.75	$18.08

Dividend Policy

        We did not pay any cash dividends in 2010 or 2011 and we currently do not intend to pay cash dividends and, under conditions in which our cash is below specific levels, we are prohibited from doing so under credit agreements governing our credit facilities. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table represents restricted shares outstanding under the Executive Incentive Plan, the Director Stock Plan, and the Short-Term and Long-Term Incentive Plans as of December 31, 2011.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Restricted Stock Awards
Equity compensation plans approved by security holders(1)(2)	N/A	(3)	$—	10,807,990	(4)
Equity compensation plans not approved by security holders(2)	—		$—	—
Total	N/A	(3)	$—	10,807,990	(4)

(1)
Approved by previous security holders in place before our initial public offering. Amendments were approved by shareholders in 2008 and 2011.

(2)
Our equity compensation plans provide for the issuance of incentive awards to officers, directors, employees and consultants in the form of stock appreciation rights, restricted stock, restricted stock units and deferred stock, in lieu of cash compensation.

(3)
There are 1,757,121 class A shares and 880,227 class B shares outstanding under the Executive Incentive Plan, the Director Stock Plan, and the Short-Term and Long-Term Incentive Plans as of December 31, 2011.

(4)
As of December 31, 2011, there are 3,380,285; 2,472,668; 1,588,046 and 3,366,991 securities available for future issuance under the Executive Incentive Plan, the Director Stock Plan, and the Short-Term and Long-Term Incentive Plans, respectively.

Stock Performance

        The information contained in this "Stock Performance" section of this 2011 Annual Report for the fiscal year ended December 31, 2011 shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission. Such information shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 except to the extent that the Company specifically incorporates such information.

        The following graph shows a comparison from December 31, 2006 through December 31, 2011 of cumulative total return of our class A common stock, Standard & Poor's 500 Stock Index, and the Standard & Poor's 500 Aerospace & Defense Index. Such returns are based on historical results and are not intended to suggest future performance. We have never paid dividends on our class A common stock and have no present plans to do so.

Comparison of Cumulative Five Year Total Return

	INDEXED RETURNS Years Ending
Company/Index	Base Period 12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Spirit AeroSystems Holdings, Inc.	100	103.08	30.39	59.34	62.18	62.09
S&P 500 Index	100	105.49	66.46	84.05	96.71	98.76
S&P 500 Aerospace & Defense Index	100	119.32	75.72	94.38	108.64	114.37

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

        The following table sets forth our selected consolidated financial data for each of the periods indicated. Financial data is derived from the audited consolidated financial statements of Spirit Holdings. The audited consolidated financial statements for the years ended December 31, 2009, December 31, 2010 and December 31, 2011 are included in this Annual Report. You should read the information presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our combined and consolidated financial statements and related notes contained elsewhere in this Annual Report.

	Spirit Holdings
	Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
	(Dollars in millions, except per share data)
Statement of Income Data:
Net revenues	$4,863.8	$4,172.4	$4,078.5	$3,771.8	$3,860.8
Cost of sales(1)	4,312.1	3,607.9	3,581.4	3,163.2	3,197.2
Selling, general and administrative expenses(2)	159.9	156.0	137.1	154.5	192.1
Research and development	35.7	51.5	56.7	48.4	52.3

Operating income	356.1	357.0	303.3	405.7	419.2
Interest expense and financing fee	(77.5)	(59.1)	(43.6)	(39.2)	(36.8)
Interest income	0.3	0.3	7.0	18.6	29.0
Other income (loss), net	1.4	(0.4)	6.1	(1.2)	8.4

Income before income taxes and equity in net loss of affiliates	280.3	297.8	272.8	383.9	419.8
Income tax provision	(86.9)	(78.2)	(80.9)	(118.5)	(122.9)
Equity in net loss of affiliates	(1.0)	(0.7)	(0.2)	—	—

Net income	$192.4	$218.9	$191.7	$265.4	$296.9

Net income per share, basic	$1.36	$1.56	$1.39	$1.93	$2.19
Shares used in per share calculation, basic(3)	139.2	137.9	137.2	137.0	134.5
Net income per share, diluted	$1.35	$1.55	$1.37	$1.91	$2.13
Shares used in per share calculation, diluted	142.3	141.0	139.8	139.2	139.3

	Spirit Holdings
	Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008	December 31, 2007
	(Dollars in millions)
Other Financial Data:
Cash flow provided by (used in) operating activities	$(47.3)	$125.1	$(13.9)	$210.7	$180.1
Cash flow (used in) investing activities	$(249.2)	$(288.4)	$(112.4)	$(119.8)	$(239.1)
Cash flow provided by (used in) financing activities	$(6.7)	$277.4	$276.1	$3.5	$8.3
Capital expenditures	$(249.7)	$(288.1)	$(228.2)	$(235.8)	$(288.2)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$177.8	$481.6	$369.0	$216.5	$133.4
Accounts receivable, net	$267.2	$200.2	$160.4	$149.3	$159.9
Inventories, net	$2,630.9	$2,507.9	$2,206.9	$1,882.0	$1,342.6
Property, plant & equipment, net	$1,615.7	$1,470.0	$1,279.3	$1,068.3	$963.8
Total assets	$5,042.4	$5,102.0	$4,473.8	$3,760.3	$3,339.9
Total debt	$1,200.9	$1,196.8	$893.8	$588.0	$595.0
Long-term debt	$1,152.0	$1,187.3	$884.7	$580.9	$579.0
Total equity	$1,964.7	$1,810.9	$1,573.8	$1,297.5	$1,267.1

(1)
Included in 2011 cost of sales are forward-loss charges of $81.8 million on the G280 wing program, net $29.0 million on the Sikorsky CH-53K program, $18.3 million on the B747-8 program and $3.0 million on the A350 XWB non-recurring wing program. Included in 2010 cost of sales are charges of $18.9 million related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010, $6.5 million in early retirement incentives for members represented by the IAM who made elections to retire in 2010, and $3.3 million in grants of shares to employees represented by the UAW in connection with the ratification of a new ten-year labor contract on December 18, 2010. Also included in 2010 cost of sales is a $2.8 million forward-loss on the G280 wing program. Included in the 2009 cost of sales are forward-loss charges of $93.0 million on the G280 wing program and $10.9 million on the Cessna Citation Columbus program. Included in 2007 cost of sales are non-recurring charges of $1.2 million for the Union Equity Participation Plan.

(2)
Includes non-cash stock compensation expenses of $11.1 million, $7.9 million, $9.7 million, $15.3 million, $32.6 million, for the respective periods starting with the twelve months ended December 31, 2011. Also included in 2007 are $4.9 million of costs associated with the evaluation of Airbus' European manufacturing sites in 2007.

(3)
Under the Financial Accounting Standards Board ("FASB") guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion of our financial condition and results of operations in conjunction with the audited consolidated financial statements, the notes to the audited consolidated financial statements and the "Selected Consolidated Financial Information and Other Data" appearing elsewhere in this Annual Report. This section includes "forward-looking statements." Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "anticipate," "intend," "estimate," "believe," "project," "continue," "plan," "forecast," or other similar words. These statements reflect management's current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the "Risk Factors" section of this Annual Report. See also "Cautionary Statement Regarding Forward-Looking Statements." Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Recent Events

        On November 29, 2011, AMR Corporation, the parent company of American Airlines, filed for Chapter 11 bankruptcy protection. The airline announced that it and its regional affiliate American Eagle would continue to operate as usual, fly their normal schedules, honor reservations and make exchanges and refunds. We have outstanding receivables for spare parts owed by American Airlines, for which we have adequately reserved.

        In December of 2011, we completed negotiations with employees represented by the SPEEA-WTPU. The new contract that was ratified in December of 2011 is in effect until January 31, 2021. SPEEA represents about 2,300 of our professional and technical non-engineering employees in Wichita.

        On January 9, 2012, we successfully delivered the first composite center fuselage section for the Airbus A350 XWB program. The upper and lower shell (section 15) composite fuselage panels were joined in our Saint-Nazaire, France, facility before being delivered to Airbus.

        On January 9, 2012, we drew down $100.0 million from our revolving credit facility to fund short-term working capital needs. Historically, cyclical cash flows dictate lower cash balances during the first quarter of the year.

        On February 13, 2012, the Society of Professional Engineering Employees in Aerospace (SPEEA) filed two identical unfair labor practice (ULP) charges against the Company, one on behalf of each of the two bargaining units it represents, the Wichita Engineering Unit (WEU) and the Wichita Technical and Professionals Unit (WTPU). The ULPs claim that the Company has modified working conditions related to a performance improvement process without negotiating with SPEEA. SPEEA represents approximately 752 employees in the Wichita Engineering Unit and approximately 2,288 employees in the Wichita Technical and Professional Unit. The Company intends to vigorously defend its position and is evaluating the impact to its financial position, results of operations and liquidity position resulting from this matter.

Overview

        We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the twelve months ended December 31, 2011, we generated net revenues of $4,863.8 million and net income of $192.4 million.

        We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program. The Propulsion Systems segment manufactures products at our facilities in Wichita, Kansas. The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 25%, 25% and less than 1%, respectively, of our net revenues for the twelve months ended December 31, 2011.

Market Trends

        The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. The global industry's revenue rebounded sharply in 2010 for both passenger air traffic and cargo freight, after significant contraction in 2008 and 2009. One key near-term variable affecting the industry is fuel costs. If fuel costs were to rise near the recent highs of 2008, airlines might respond with canceled or deferred orders. However, Boeing and Airbus have indicated that they do not anticipate any near-term erosion to their backlogs. Both OEM's have announced multiple production rate increases, which commenced in 2011 with the respective single-aisle programs (Airbus A320 and Boeing B737).

        Demand for commercial aerostructures is highly correlated to demand for new aircraft. From 2005 through 2008, Boeing and Airbus experienced an unprecedented order intake and backlog growth. In that period, the two manufacturers obtained combined total gross orders of approximately 8,400 aircraft. Their aggregate backlog increased from nearly 2,600 to over 7,400 aircraft. An order slowdown in 2009 resulted in a decrease in aggregate backlog. However, net orders for 2010 rebounded from the previous year. Commercial net orders were 1,104 in 2010, resulting in a backlog increase of 132 aircraft. This trend continued in 2011 with net orders of 2,224, resulting in a backlog increase of 1,213 aircraft. High backlog levels are expected to continue to drive increasing production and delivery forecasts in the near to mid-term from both Boeing and Airbus. The following table sets forth the historical deliveries of Boeing and Airbus for 2006 through 2011 and delivery expectations for 2012.

	2006	2007	2008	2009	2010	2011	2012(1)
Boeing	398	441	375	481	462	477	585-600
Airbus	434	453	483	498	510	534	570

Total	832	894	858	979	972	1,011	1,155-1,170

(1)
Boeing has announced that it expects its 2012 deliveries to be approximately 585-600 aircraft. Airbus announced that it expects its 2012 deliveries to be approximately 570 in 2012.

  New Program Inventory

        Inventory continues to grow in terms of absolute dollars and remains stable as a percentage of total assets. Inventory as a percentage of total assets was 52%, 49% and 49% at December 31, 2011, 2010 and 2009, respectively. This overall trend in inventory is driven primarily by our contractually required investments in new programs, which include the Boeing B747-8, B787, Gulfstream G280 and G650, Airbus A350 XWB, Sikorsky CH-53K and Rolls-Royce BR725 programs. The contracts for these new programs accounted for an increase in inventory from 2010 to 2011 of $71.9 million, which is net of forward-loss charges of $18.3 million, $29.0 million, $81.8 million and $3.0 million recorded in 2011 on our B747-8, Sikorsky CH-53K, G280 and A350 XWB non-recurring wing contracts, respectively. The increases in inventory for new programs in the last few years are a result of the application of the percentage-of-completion method of contract accounting with regard to inventory and revenue recognition. Under this method, investments in new contracts, including contractual pre-production costs and recurring production costs in excess of the projected average cost to manufacture all units in the contract block, initially accumulate in inventory for the related contract. Once production has reached a point where the cost to produce a ship set falls below such projected average cost, the inventory balance for such program will begin to decrease. As many of our new programs are either in the pre-production phase or the early stages of recurring production, we expect that inventory balances will continue to increase in 2012. Deferred inventory costs are evaluated for recoverability through their inclusion in the total costs used in the calculation of each contract's estimated profit margin. When the estimated total contract costs exceed total estimated contract revenues, an inventory reserve is established.

  New Program Performance

        We are currently performing work on several new programs, which are in various stages of development. Several of these programs entered flight testing in 2011, including the Gulfstream G280 and Gulfstream G650, which includes the Rolls-Royce BR725. The Boeing B787-8 and Boeing B747-8 have each received FAA and JAA certifications, as well as EASA certification for entry into service, and each program has made first aircraft deliveries to the final customer. We are delivering revenue-generating production units on all of these programs. In 2011, we delivered two revenue-generating test articles on the Sikorsky CH-53K helicopter program. We expect to deliver the remaining test articles by the first quarter of 2013.

        These new programs continue to pose a risk of additional charges and/or forward-loss given the low margins that are currently forecasted and cost pressures that continued throughout 2011. This was a challenging year for some of our new programs as we experienced difficulties in achieving estimated cost targets. As described in more detail below in "— Results of Operations", in the first quarter of 2011, we recorded a forward-loss charge of $28.2 million on the Sikorsky CH-53K helicopter program associated with the decision to proceed with a more traditional design and build approach to manufacture the remaining test units. In the third quarter of 2011, we recorded an additional forward-loss charge of $10.0 million associated with our decision to in-source certain parts that were previously out-sourced. These forward-loss charges were offset in the fourth quarter by a $9.2 million pricing settlement with the customer as we achieved a positive outcome on outstanding pricing negotiations. We expect performance on the Sikorsky CH-53K program to improve as we move through the initial development phase. Cost growth continues to be a risk, but we are working closely with our manufacturing and assembly teams to implement plans to mitigate further losses.

        In the second quarter of 2011, we recorded a forward-loss charge of $53.3 million on our G280 wing program as a result of additional manufacturing cost growth and the inclusion of estimated costs related to our decision to move the manufacturing of wing components on that program to Kinston, North Carolina. In the fourth quarter of 2011, we recorded an additional forward-loss charge of $28.5 million associated with the new manufacturing plan and higher than forecasted assembly and supply chain costs.

        Recognition of an additional forward-loss on these programs continues to be a significant risk and is dependent upon several factors, including our market forecast for these aircraft, our ability to successfully perform under revised design and manufacturing plans, achievement of forecasted cost reductions as we enter into production and our ability to successfully resolve claims and assertions.

        During the fourth quarter of 2011, we recorded a $12.6 million forward-loss charge on the B747-8 fuselage and a $5.7 million forward-loss charge on the B747-8 wing components, as that program has experienced manufacturing cost growth in the early production stage.

        In 2011, we lowered our estimated margin on the G650 program to near break-even, as that program has experienced cost growth as it progresses through the development stage and moves towards FAA certification. Our estimated margin on the initial Rolls-Royce BR725 contract is expected to remain at zero until we are able to realize important cost reduction opportunities.

        On May 12, 2011, Spirit and Boeing entered into the B787 Amendment, which settled certain claims and assertions associated with the development and production of the B787 airplane. Among other things, the B787 Amendment settled a major portion of our B787 development claims and included an agreement by both parties for annual price adjustment reviews beginning in 2013 and revised change provisions and cost recovery plan. As significant terms were included in the estimate process, the B787 Amendment did not have a material impact on the contract profitability estimates as our contract accounting assumptions for those uncertainties were consistent with the ultimate agreement with Boeing. The B787 contract profitability will depend upon our ability to achieve cost reduction opportunities as we increase production levels in the coming months and years. Contract estimates are expected to remain at break-even margins until we are able to realize these important cost reduction opportunities. Should we not realize these expected cost savings, future forward-losses on this contract could be recognized.

        We also continue to support the development of the A350 XWB fuselage and wing programs. Maintaining profit projections on these programs is dependent upon the program schedule. In the fourth quarter of 2011, we recorded a forward-loss charge of $3.0 million on the A350 XWB wing non-recurring contract associated with increasing engineering change costs. The A350 XWB program could experience significant cost growth if the program schedule experiences delays. Our contract estimates on the non-recurring portion of the A350 XWB wing contract continues to reflect zero margins as we experienced cost growth in 2011.

        The next twelve to eighteen months will be a critical time for all of these development programs as we manufacture the initial units and establish baseline performance for the recurring cost structure. Recognition of additional forward-losses in future periods continues to be a significant risk and will depend upon several factors including our market forecast, our ability to successfully perform under revised design and manufacturing plans, achievement of forecasted cost reductions as we enter into production and our ability to successfully resolve claims and assertions with our customers and supply chain partners, see "Risk Factors — Risk Factors Related to Our Business and Industry."

Basis of Presentation

        The financial statements include Spirit's financial statements and the financial statements of its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. Investments in business entities in which we do not have control, but have the ability to exercise influence over operating and financial policies, are accounted for by the equity method. Kansas Industrial Energy Supply Company ("KIESC"), a tenancy-in-common with other Wichita companies established to purchase natural gas, is fully consolidated as Spirit owns 77.8% of the entity's equity. All intercompany balances and transactions have been eliminated in consolidation. The Company's U.K. subsidiary uses local currency, the British pound, as its functional currency; the Malaysian subsidiary uses the British pound and our Singapore subsidiary uses the Singapore dollar. All other foreign subsidiaries and branches use the U.S. dollar as their functional currency.

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

        The following are our most critical accounting policies, which are those that require management's most subjective and complex judgments, requiring the use of estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

  Revenues and Profit Recognition

        A significant portion of the Company's revenues are recognized under long-term, volume-based pricing contracts, requiring delivery of products over several years. The Company recognizes revenue under the contract method of accounting and records sales and profits on each contract in accordance with the percentage-of-completion method of accounting, primarily using the units-of-delivery method. The units-of-delivery method recognizes as revenue the contract price of units of a basic production product delivered during a period and as the cost of earned revenue the costs allocable to the delivered units; costs allocable to undelivered units are reported in the balance sheet as inventory. The method is used in circumstances in which an entity produces units of a basic product under production-type contracts in a continuous or sequential production process to buyers' specifications. Recurring long-term production contracts are usually divided into contract blocks for this purpose, with each block treated as a separate contract for "units-of-delivery" production-type contract accounting purposes.

        The total quantity of production units to be delivered under a contract may be set as a single contract accounting block, or it can be split into multiple blocks. Unless the life of the contract is so long that it prevents reliable estimates, the entire contract quantity will typically be set as the contract accounting block quantity. "Life of program", or "requirements based" contracts often lead to continuing sales of more than twenty years. Since this is much longer than can be reliably estimated, we use parameters based on the contract facts and circumstances to determine the length of the contract block. This analysis includes: considering the customer's firm orders, internal assessment of the market, reliabilities of cost estimates, potential segmentation of non-recurring elements of the contract, and other factors. Contract block sizes may also be determined based on certain contractual terms such as pricing renegotiation dates such that certain contract blocks may use an approximate date instead of a defined unit quantity in order to increase the ability to estimate accurately given that the renegotiated pricing is unknown for the planning block. Shorter contract blocks for mature, ongoing programs are common due to the presence of recent cost history and probable forecast accuracy. Mature program contract blocks tend to be approximately two years in length. Initial contract blocks often require a longer time period and greater number of units in order to take into account the higher cost of early units due to a steeper experience curve and pre-production design costs. Initial contract blocks on new programs can extend up to ten years. As these programs mature and efficiencies are realized, subsequent contract block length shortens to take into account the steady state of the continuing production.

        Revenues from non-recurring design work are recognized based on substantive milestones or use of the cost to cost method, that are indicative of our progress toward completion depending on facts and circumstances. We follow the requirements of FASB authoritative guidance on accounting for the performance of construction-type and certain production-type contracts (the contract method of accounting), using the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impacts of revisions in estimates are recognized immediately when changes in estimated contract profitability become known.

        A profit rate is estimated based on the difference between total revenues and total costs over a contract block. Total revenues at any given time include actual historical revenues up to that time plus future estimated revenues. Total costs at any given time include actual historical costs up to that time plus future estimated costs. Estimated revenues include negotiated or expected values for units delivered, estimates of probable recoveries asserted against the customer for changes in specifications, price adjustments for contract and volume changes, and escalation. Costs include the estimated cost of certain pre-production effort (including non-recurring engineering and planning subsequent to completion of final design) plus the estimated cost of manufacturing a specified number of production units. Estimates take into account assumptions relative to future labor performance and rates, and projections relative to material and overhead costs including expected "learning curve" cost reductions over the term of the contract. Estimated revenues and costs also take into account the expected impact of specific contingencies that we believe are probable.

        Estimates of revenues and costs for our contract blocks span a period of multiple years and are based on a substantial number of underlying assumptions. We believe that the underlying assumptions are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the revenue and cost streams can be significant if the assumptions change. Estimates of profit margins for contract accounting blocks are typically reviewed on a quarterly basis. Assuming the initial estimates of sales and costs under the contract block are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract block. Changes in these underlying estimates due to revisions in sales and cost estimates may result in profit margins being recognized unevenly over a contract block as such changes are accounted for on a cumulative basis in the period estimates are revised, which we refer to as cumulative catch-up adjustments. When the current estimates of total contract revenue and total contract cost indicate a loss, a provision for the entire loss on the contract, known as a forward-loss charge, is recorded to cost of sales in the period in which it becomes evident.

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

        Since Boeing retained title to tooling assets obtained as part of the Boeing Acquisition and provides such tooling to the Company at no cost, the Company treats the amortization of Boeing-owned tooling as a reduction to revenues as required by FASB authoritative guidance on consideration given by a vendor to a customer, including resellers of the vendor's product. These items are netted against revenues in calculating net revenues. In 2011, the Company recognized no reductions to gross revenues for Boeing tooling, as the tooling became fully amortized in 2010. Under an agreement with Airbus, certain payments that are also accounted for as consideration given by a vendor to a customer will be amortized as a reduction to net revenues beginning in 2012.

        A significant portion of the Company's future revenues is expected to be derived from new programs, on which we may be contracted to provide design and engineering services, recurring production, or both. There are several risks inherent to such new programs. In the design and engineering phase, we may incur costs in excess of our forecasts due to several factors, including cost overruns, customer directed change orders and delays in the overall program. We may also incur higher than expected recurring production costs, which may be caused by a variety of factors, including the future impact of engineering changes (or other change orders) or our inability to secure contracts with our suppliers at projected cost levels. Our ability to recover these excess costs from the customer will depend on several factors, including our rights under our contracts for the new programs. In determining our profits and losses in accordance with the percentage-of-completion method of contract accounting, we are required to make significant assumptions regarding our future costs, as well as the estimated number of units to be manufactured under the contract and other variables. We continually review and update our assumptions based on market trends and our most recent experience. If we make material changes to our assumptions, such as a reduction in the estimated number of units to be produced under the contract (which could be caused by emerging market trends or other factors), an increase in future production costs or a change in the recoverability of increased design or production costs, we may experience negative cumulative catch-up adjustments related to revenues previously recognized. In some cases, we may recognize forward-loss amounts. For a broader description of the various types of risks we face related to new programs, see "Risk Factors — Risk Factors Related to Our Business and Industry."

  Inventory

        Raw materials are stated at lower of cost (principally on an actual or average cost basis) or market. Inventoried costs attributed to units delivered under long-term contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. This usually results in an increase in inventory (referred to as "excess-over-average" or "deferred production costs") during the early years of a contract. These costs are deferred only to the extent the amount of actual or expected excess-over-average is reasonably expected to be fully offset by lower-than-average costs in future periods of a contract. If in-process inventory plus estimated costs to complete a specific contract exceed the actual plus anticipated remaining sales value of such contract, such excess is charged to cost of sales in the period the loss becomes known, thus reducing inventory to estimated realizable value. Costs in inventory include amounts relating to contracts with long production cycles, some of which are not expected to be realized within one year.

        The Company reviews its general stock materials and spare parts inventory each quarter to identify impaired inventory, including excess or obsolete inventory, based on historical sales trends and expected production usage. Impaired inventories are written off to work in process in the period identified.

        Work-in-process inventory includes deferred production costs for the excess of production costs over the estimated average cost per ship set, and credit balances for favorable variances on contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks. Recovery of excess over average deferred production costs is dependent on the number of ship sets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. Work-in-process inventory also includes non-recurring production costs. Non-recurring production costs include design and engineering costs and test articles.

        Finished goods inventory is stated at its estimated average per unit cost based on all units expected to be produced.

        Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a certain number of ship set deliveries.

  Income Taxes

        Income taxes are accounted for in accordance with FASB authoritative guidance on accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management's opinion will ultimately be realized. Tax rate changes impacting these assets and liabilities are recognized in the period during which the rate change occurs.

        We record an income tax expense or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB authoritative guidance on accounting for the uncertainty in income taxes. The final tax outcome for these matters may be different than management's original estimates made in determining the income tax provision. A change to these estimates could impact the effective tax rate and net income or loss in subsequent periods. We use the flow-through accounting method for tax credits. Under this method, tax credits reduce income tax expense.

  Pensions and Other Post-Retirement Benefits

        We account for pensions and other post-retirement benefits in accordance with FASB authoritative guidance on employers' accounting for pensions, post-retirement benefits other than pensions, defined benefit pension and other post-retirement plans (See Note 13, "Pension and Other Post-Retirement Benefits," for additional detail on these plans).

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

  Stock Compensation Plans

        At inception, we adopted FASB authoritative guidance which generally requires companies to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period or immediately if there is no service period or other performance requirements. Stock-based compensation represents a significant accounting policy of ours, which is further described in Note 15 within the notes to our consolidated financial statements included in this Annual Report.

        We have established various stock compensation plans that include restricted share grants and restricted stock units.

New Accounting Standards

        For a listing of new accounting standards see Note 2, "Summary of Significant Accounting Policies — New Accounting Standards."

Results of Operations

        The following table sets forth, for the periods indicated, certain of our operating data:

	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009
	($ in millions)
Net revenues	$4,863.8	$4,172.4	$4,078.5
Cost of sales(1)(2)(3)	4,312.1	3,607.9	3,581.4
Selling, general and administrative expenses(4)	159.9	156.0	137.1
Research and development	35.7	51.5	56.7

Operating income	356.1	357.0	303.3
Interest expense and financing fee amortization	(77.5)	(59.1)	(43.6)
Interest income	0.3	0.3	7.0
Other income (expense), net	1.4	(0.4)	6.1

Income before income taxes and equity in net loss of affiliate	280.3	297.8	272.8
Income tax provision	(86.9)	(78.2)	(80.9)

Income before equity in net loss of affiliate	193.4	219.6	191.9
Equity in net loss of affiliate	(1.0)	(0.7)	(0.2)

Net income	$192.4	$218.9	$191.7

(1)
Included in 2011 cost of sales are costs associated with the deferred revenue recognized upon the finalization of the B787 Amendment, a net $81.8 million forward-loss charge recorded for the G280 program, a net $29.0 million forward-loss charge recorded for the Sikorsky CH-53K helicopter program, an $18.3 million forward-loss charge recorded on the B747-8 program and a $3.0 million forward-loss charge recorded on the A350 XWB non-recurring wing program. In addition, 2011 cost of sales includes a $9.0 million charge to replenish warranty and extraordinary rework reserves and $1.9 million in early retirement incentives for eligible UAW-represented employees.

(2)
Included in 2010 cost of sales are charges of $18.9 million related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010, $6.5 million in early retirement incentives for members represented by the IAM who made elections to retire in 2010, and $3.3 million in grants of shares to employees represented by the UAW in connection with the ratification of a new ten-year labor contract on December 18, 2010. In addition, 2010 cost of sales includes a $2.8 million forward-loss charge for tooling contracts on the G280 program.

(3)
Included in 2009 cost of sales are forward-losses of $93.0 million on the G280 program, and a charge of $10.9 million related to the termination of the Cessna Citation Columbus program.

(4)
Includes non-cash stock compensation expenses of $11.1 million, $7.9 million and $9.7 million for the respective periods starting with the twelve months ended December 31, 2011.

        Comparative ship set deliveries by model are as follows:

Model	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009
B737	377	372	350
B747	17	10	11
B767	23	15	12
B777	78	67	82
B787	25	16	11

Total Boeing	520	480	466
A320 Family	403	368	408
A330/340	93	72	100
A380	24	18	11

Total Airbus	520	458	519
Business/Regional Jets	49	31	44

Total	1,089	969	1,029

        For purposes of measuring production or ship set deliveries for Boeing aircraft in a given period, the term "ship set" refers to sets of structural fuselage components produced or delivered for one aircraft in such period. For purposes of measuring production or ship set deliveries for Airbus aircraft in a given period, the term "ship set" refers to all structural aircraft components produced or delivered for one aircraft in such period. Other components which are part of the same aircraft ship sets could be produced or shipped in earlier or later accounting periods than the components used to measure production or ship set deliveries, which may result in slight variations in production or delivery quantities of the various ship set components in any given period.

        Net revenues by prime customer are as follows:

Prime Customer	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009
Boeing	$4,156.7	$3,480.8	$3,472.4
Airbus	497.0	465.4	444.1
Gulfstream	56.5	47.3	0.7
Sikorsky	24.9	59.6	45.2
Other	128.7	119.3	116.1

Total net revenues	$4,863.8	$4,172.4	$4,078.5

  Twelve Months Ended December 31, 2011 as Compared to Twelve Months Ended December 31, 2010

        Net Revenues.    Net revenues for the twelve months ended December 31, 2011 were $4,863.8 million, an increase of $691.4 million, or 17%, compared with net revenues of $4,172.4 million for the prior year. The increase in net revenues in 2011 as compared to 2010 was primarily due to the recognition of $236.2 million of deferred revenue for non-recurring work on B787-9 derivative and mission improvement ("DMI") for pricing adjustments on prior and current-year deliveries all resulting from the B787 Amendment, which was finalized in May 2011. In addition, we recorded approximately $291.4 million of higher production volume driven by customer delivery schedules and approximately $44.4 million of additional aftermarket volume. These increases were partially offset by a decrease of approximately $38.4 million in non-recurring revenue. Net revenues generated from our business jet programs increased during 2011 as we delivered more production ship sets. Non-recurring revenues, which includes design and development efforts, decreased during 2011 as we transitioned to full production on multiple platforms. Deliveries to Boeing increased by 8% to 520 ship sets during 2011 compared to 480 ship sets delivered in the prior year, as ship set deliveries increased across all Boeing programs driven by customer delivery schedules. Deliveries to Airbus increased by 14% to 520 ship sets during 2011 compared to 458 ship sets delivered in the prior year due to increased deliveries across all Airbus programs driven by customer delivery schedule. In total, ship set deliveries increased 12% to 1,089 ship sets in 2011 compared to 969 ship sets for the same period in the prior year. Approximately 95% of Spirit's net revenues for 2011 came from our two largest customers, Boeing and Airbus.

        Cost of Sales.    Cost of sales as a percentage of net revenues was 89% for the twelve months ended December 31, 2011, as compared to 87% in the prior year. The increase in 2011 is primarily due to a net $81.8 million forward-loss charge recognized on our G280 wing program, a net $29.0 million net forward-loss charge recognized on our Sikorsky CH-53K helicopter program, a $18.3 million forward-loss charge recognized on our B747-8 program, a $9.0 million charge to replenish warranty and extraordinary rework reserves, a $3.0 million forward-loss charge on our A350 XWB non-recurring wing contract, and a $1.9 million charge for early retirement incentives for eligible UAW-represented employees. In 2011, we recorded a favorable $13.8 million cumulative catch-up adjustment related to periods prior to 2011 driven by productivity improvements, recognition of favorable performance as we closed out B737 and B777 contract blocks in the fourth quarter, and a lower forecast for our short-term incentive accrual, partially offset by increasing material costs in our Wing Systems segment. In addition, we continue to record zero margins on the B787 program, for which deliveries have increased in the current year.

        In comparison, in the same period of 2010, we recorded $18.9 million associated with the shares granted to eligible IAM-represented employees upon the ratification of a new ten-year agreement, $6.5 million in early retirement incentives also associated with the ten-year IAM agreement, and $3.3 million associated with shares granted to eligible UAW — represented employees at the ratification of a new ten-year contract. We updated our 2010 contract profitability estimates resulting in an unfavorable cumulative catch-up adjustment of $23.2 million driven by a $5.2 million charge on our Hawker 850XP contract related to the decision to exit the program, $7.1 million unfavorable cumulative catch-up adjustment related to periods prior to 2010 on our Sikorsky CH-53K contract as a result of additional costs required to meet test hardware schedules, and $6.5 million recorded in the Propulsion segment primarily due to a comprehensive analysis of our B787 contract in the fourth quarter of 2010, during which we revised our contract estimates to reflect a break even-margin, partially offset by favorable performance trends on mature programs. We also recorded a $2.8 million forward-loss charge for tooling contracts for the G280 program in 2010.

        SG&A, Research and Development.    Combined SG&A and Research and Development costs as a percentage of net revenues was 4% for the twelve months ended 2011, compared to 5% in the prior year. SG&A expense increased $3.9 million for the twelve months ended December 31, 2011, or 3%, primarily due to increase in stock compensation expense of $11.1 million related to grants awarded in 2011, as compared to $7.9 million during the prior year. Research and Development expenses for the twelve months ended December 31, 2011 were down $15.8 million, or 31% compared to the same period in the prior year primarily due to the B787 Amendment, which resulted in a change in the treatment of advances for non-recurring work previously recorded as research and development expense to inventory contract cost. In addition, we had fewer research and development expense was lower due to planned delays of several technology development projects underway in 2011 versus 2010.

        Operating Income.    Operating income for the twelve months ended December 31, 2011 was $356.1 million, which was relatively flat compared to operating income of $357.0 million for the prior year. Operating income in 2011 was favorably impacted by improved operating margins resulting from higher overall production and aftermarket volume, the impact related to the favorable cumulative catch-up, and the favorable impact of the change in treatment of advances for non-recurring work previously recorded as research and development expense to inventory contract costs caused by the B787 Amendment. This was partially offset by the forward-loss charges on our G280 wing, Sikorsky CH-53K helicopter, B747-8 and the A350 XWB non-recurring wing contract, a charge to replenish the warranty and extraordinary rework reserve, costs associated with early retirement incentives, and higher stock compensation expense as discussed above. The adjustments related to the B787 Amendment did not contribute to overall operating income as profitability margins on that program are break-even; however, they negatively impacted operating margins as a percentage of net revenues for 2011.

        Interest Expense and Financing Fee Amortization.    Interest expense and financing fee amortization for the twelve months ended December 31, 2011 includes $71.9 million of interest and fees paid or accrued in connection with long-term debt and $5.6 million in amortization of deferred financing costs, as compared to $51.1 million of interest and fees paid or accrued in connection with long-term debt and $8.0 million in amortization of deferred financing costs in the prior year. The increase in interest expense associated with long-term debt in 2011 was primarily driven by interest accrued on our 2020 Notes and on our senior secured term loan as amended in 2010. The decrease in deferred financing costs was related to an adjustment recorded in 2011 to reflect the maturity dates of our term loan and revolving credit facilities over which deferred financing is amortized.

        Interest Income.    Interest income for the twelve months ended December 31, 2011 and December 31, 2010 was $0.3 million.

        Other Income (Expense).    Other income (expense) for 2011 included income of $1.4 million primarily due to income from the KDFA bonds, partially offset by losses due to foreign exchange rates on intercompany activity and borrowings, as compared to expense of ($0.4) million for the same period in the prior year. The increase in other income was driven primarily by the comparatively favorable foreign exchange rates, in 2011, on debt denominated in currencies other than the borrowing entities' functional currency, as compared to the prior year, partially offset by bad debt expense and loss on the disposal of assets.

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

        The income tax provision for the twelve months ended December 31, 2011, was $86.9 million compared to $78.2 million for the prior year. The 2011 effective tax rate was 31.0% as compared to 26.3% for 2010. The difference in the effective tax rate recorded for 2011 as compared to 2010 is related primarily to settling the 2005 and 2006 U.S. Federal examinations and additional state income tax credits last year, and establishing a reserve this year for the Malaysia tax holiday benefit. The decrease from the U.S. statutory tax rate is attributable primarily to the U.S. federal research tax credit, qualified domestic production activities deduction, and state income tax credits.

        Segments.    The following table shows segment revenues and operating income for the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009:

	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009
	($ in millions)
Segment Revenues(1)
Fuselage Systems	$2,425.0	$2,035.1	$2,003.6
Propulsion Systems	1,221.5	1,061.8	1,030.0
Wing Systems	1,207.8	1,067.4	1,024.4
All Other	9.5	8.1	20.5

	$4,863.8	$4,172.4	$4,078.5

Segment Operating Income(1)
Fuselage Systems(2)	$318.5	$292.3	$287.6
Propulsion Systems	194.1	137.5	122.6
Wing Systems(3)	0.5	101.0	20.7
All Other	1.3	(1.8)	(1.4)

	514.4	529.0	429.5
Unallocated corporate SG&A	(145.5)	(139.7)	(122.7)
Unallocated research and development	(1.9)	(3.6)	(3.5)
Unallocated cost of sales(4)	(10.9)	(28.7)	—

Total operating income	$356.1	$357.0	$303.3

(1)
For 2011, includes recognition of deferred revenue, non-recurring revenue on the B787-9 DMI, and pricing adjustments on prior and current-year deliveries all associated with the B787 Amendment, which was finalized in May 2011. Contract profitability on this program continues to be recorded at break-even margins.

(2)
For 2011, net of a $29.0 million forward-loss charge recorded for the Sikorsky CH-53K helicopter program and net of a $12.6 million forward-loss charge for the B747-8 program. For 2009, includes a forward-loss charge of $10.9 million on the Cessna Citation Columbus program.

(3)
For 2011, net of an $81.8 million forward-loss charge recorded for the G280 wing program, a $5.7 million forward-loss charge for the B747-8 program and a $3.0 million forward-loss on the A350 XWB non-recurring wing contract. For 2010, includes a $2.8 million forward-loss charge on the G280 wing program. For 2009, includes a forward-loss charge of $93.0 million on the G280 wing program.

(4)
Includes charges in 2011 of $9.0 million to replenish the warranty and extraordinary rework reserves and $1.9 million in early retirement incentives elected by eligible UAW-represented employees. Includes a charge in 2010 of $18.9 million related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010, $6.5 million in IAM early retirement incentives offered in 2010 and $3.3 million in grants of shares to employees represented by the UAW in connection with the ratification of a new 10-year labor contract.

        Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 25%, 25% and less than 1% respectively, of our net revenues for the twelve months ended December 31, 2011. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 62%, 38%, less than 1% and less than 1%, respectively, of our operating income before unallocated corporate expenses for the year ended December 31, 2011.

        Fuselage Systems.    Fuselage Systems segment net revenues for the twelve months ended December 31, 2011 were $2,425.0 million, an increase of $389.9 million, or 19%, compared to the prior year. The increase in net revenues is due to the recognition of deferred revenue, recognition of revenue from non-recurring work on B787-9 DMI and revenue for pricing adjustments on prior and current-year deliveries all as a result of the B787 Amendment which was finalized in May 2011. In addition, net revenues increased due to higher production volume across all Boeing models and additional aftermarket volume, partially offset by lower revenue from non-recurring efforts, which includes design and development activities. Fuselage Systems posted segment operating margins of 13% for 2011, down from 14% segment operating margins for the prior year, primarily due to the recognition of a $29.0 million net forward-loss charge on our Sikorsky CH-53K helicopter program, a $12.6 million forward-loss charge on our B747-8 program, and the negative impact of the zero margin associated with the B787 on operating margin as a percentage of net revenues as deliveries for that program increased in the current year. In 2011, the segment realized a favorable cumulative catch-up adjustment of $13.6 million related to periods prior to 2011, driven by productivity improvements and a lower forecast for our short-term incentive accrual. In comparison, in the same period of 2010, the segment recognized a $7.2 million unfavorable cumulative catch-up adjustment, which was primarily driven by additional costs to meet test hardware schedules on the Sikorsky CH-53K helicopter program, partially offset by favorable cost performance trends on mature programs.

        Propulsion Systems.    Propulsion Systems segment net revenues for the twelve months ended December 31, 2011 were $1,221.5 million, an increase of $159.7 million, or 15%, compared to the prior year. The increase in net revenues is due to the increase in B747 and B777 deliveries, additional aftermarket volume, and higher revenue from non-recurring efforts, which include design and development efforts. Propulsion Systems posted segment operating margins of 16% for the twelve months ended December 31, 2011 as compared to 13% for the same period in the prior year. In 2011, the segment realized a favorable cumulative catch-up adjustment of $12.8 million, primarily driven by productivity and efficiency improvements and a lower forecast for our short-term incentive accrual. In comparison in the same period of 2010 the segment recognized a $6.5 million unfavorable cumulative catch-up adjustment related to periods prior to 2010, primarily driven by the comprehensive analysis of our B787 contract in the fourth quarter of 2010, during which we revised our contract estimates to reflect a break-even margin.

        Wing Systems.    Wing Systems segment net revenues for the twelve months ended December 31, 2011, were $1,207.8 million, an increase of $140.4 million, or 13%, as compared to the same period in the prior year. The increase in net revenues is due to the recognition of deferred revenue, revenue for non-recurring work on the B787-9 DMI and revenue due to pricing adjustments on prior and current-year deliveries all as a result of the B787 Amendment, which was finalized in May 2011. In addition, net revenues increased due to higher production volume across all models, including deliveries of wings on our Gulfstream programs. Non-recurring net revenue, which includes design and development efforts, decreased in 2011 as we transitioned to full production on multiple platforms. In comparison, in the same period of 2010, Wing Systems delivered fewer ship sets on the A320 and A330/A340 programs due to a customer re-phasing delivery schedule and lower production rates. Wing Systems posted operating margins of less than 1% for 2011, as compared to 10% in the prior year. In 2011, the segment realized an unfavorable cumulative catch-up adjustment of $12.6 million, primarily driven by an increase in material costs, compared to an unfavorable $9.5 million cumulative catch-up adjustment recognized in the same period of the prior year. In 2011, we recognized $81.8 million in forward-loss charges on our G280 program, a $5.7 million forward-loss charge on our B747-8 program and a $3.0 million forward-loss charge on our A350 XWB non-recurring wing contract.

        All Other.    All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from KIESC. In the twelve months ended December 31, 2011, All Other segment net revenues were $9.5 million, an increase of $1.4 million, or 17%, as compared to the same period in the prior year. The increase in net revenues was primarily driven by higher tooling revenue. The All Other segment recorded 14% operating margins in 2011, up from negative segment operating margins for the same period in the prior year driven by increased margins on sundry and tooling sales. In 2010, we recorded a $2.8 million forward-loss charge on our tooling contract for the G280 wing program.

  Twelve Months Ended December 31, 2010 as Compared to Twelve Months Ended December 31, 2009

        Net Revenues.    Net revenues for the twelve months ended December 31, 2010 were $4,172.4 million, an increase of $93.9 million, or 2%, compared with net revenues of $4,078.5 million for the prior year. The increase in net revenues is primarily attributable to an increase in ship set deliveries in 2010 for the Boeing B737 as compared to 2009, as the lingering effects of the IAM Strike at Boeing impacted the first quarter 2009 deliveries. In addition, 2010 deliveries for the Boeing B787 also increased driven by customer delivery schedule. Non-recurring revenues, which are derived primarily from engineering and design efforts, were $297.0 million and $328.0 million for each of the twelve month periods ended December 31, 2010 and December 31, 2009, respectively. Favorable volume-based pricing adjustments of $38.0 million were recorded in 2009 as a result of lower deliveries due to the IAM Strike at Boeing as compared with $5.2 million of such adjustments recorded during the same period of 2010. The strengthening dollar during 2010 resulted in an $8.4 million decrease in the value of net revenues from Spirit Europe. Deliveries to Boeing increased by 3% to 480 ship sets during 2010 compared to 466 ship sets delivered in the prior year, mostly due to increases in B737 and B787 ship set deliveries, partially offset by a decrease in B777 ship set deliveries driven by customer delivery schedule. Deliveries to Airbus decreased by 12% to 458 ship sets during 2010 compared to 519 ship sets delivered in the prior year due to a 2010 customer delivery re-phasing at Spirit Europe which reduced third quarter A320 deliveries. We re-aligned with customer A320 delivery levels in the fourth quarter of 2010. In total, ship set deliveries decreased 7% to 957 ship sets in 2010 compared to 1,029 ship sets for the same period in the prior year. This was primarily attributable to reduced deliveries of Hawker, A320 and A330 ship sets, which are not a significant source of revenue, partially offset by increased Boeing ship set deliveries. Approximately 94% of Spirit's net revenues for 2010 came from our two largest customers, Boeing and Airbus.

        Cost of Sales.    Cost of sales as a percentage of net revenues was 87% for the twelve months ended December 31, 2010, as compared to 88% in the prior year. The decrease in 2010 is primarily due to the absence of unusual charges recorded in 2009, consisting of $103.9 million related to a forward-loss on our G280 contract and the Cessna Citation Columbus program termination, as well as an unfavorable cumulative catch-up adjustment of $58.5 million in 2009. During 2010, we recorded expenses of approximately $18.9 million associated with the shares granted to eligible IAM-represented employees at the ratification of a new ten-year agreement on June 25, 2010, $6.5 million in early retirement incentives accepted by IAM-represented employees in the third quarter of 2010 also in accordance with the new ten-year contract, and $3.3 million associated with shares granted to eligible UAW-represented employees at the ratification of a new ten-year contract on December 18, 2010. We updated our 2010 contract profitability estimates resulting in an unfavorable cumulative catch-up adjustment of $23.2 million driven by a $5.2 million charge on our Hawker 850XP contract related to the decision to exit the program, $7.1 million unfavorable cumulative catch-up adjustment related to periods prior to 2010 on our Sikorsky CH-53K contract as a result of additional costs required to meet test hardware schedules, and $6.5 million recorded in the Propulsion segment primarily driven by the fourth quarter of 2010 comprehensive analysis of our 787 contract, during which we revised our contract estimates to reflect a break even margin, partially offset by favorable performance trends on mature programs. We also recorded a $2.8 million forward-loss charge for tooling contracts for the G280 program in 2010. In addition to these specific charges, we continue to experience lower profitability on follow-on production blocks that began in the fourth quarter of 2009.

        In January 2010, we adopted a change in accounting estimate which extended the useful lives of certain assets. The effect of this change was a decrease in depreciation charges of $14.6 million to inventory for 2010, which will eventually flow through cost of sales following the process for contract accounting.

        SG&A, Research and Development.    Combined SG&A and Research and Development costs as a percentage of net revenues were 5% for both of the twelve month periods ended December 31, 2010 and December 31, 2009. SG&A expense increased $18.9 million, or 14%, primarily due to early retirement incentives offered in 2010, as well as additional SG&A expenses incurred as we expanded our global footprint to Malaysia, North Carolina and France. In addition, we recognized $7.9 million in stock compensation expense in SG&A during the twelve months ended December 31, 2010, as compared to $9.7 million during the same period in the prior year. Research and Development expenses for the twelve months ended December 31, 2010 were down $5.2 million, or 9% compared to the same period in the prior year due to the completion of certain A350 XWB related R&D work in 2009.

        Operating Income.    Operating income for the twelve months ended December 31, 2010 was $357.0 million, an increase of $53.7 million, or 18%, compared to operating income of $303.3 million for the prior year. Operating income increased in 2010 primarily due to the absence of charges similar in nature to those recorded in the second quarter of 2009 that are discussed above, partially offset by the decrease in volume-based pricing adjustments recorded in 2010, the stock award charge recorded in 2010 related to the ratification by IAM-represented employees as the result of a new ten-year agreement, charges associated with the early retirement incentives offered in 2010 as part of that contract, and the stock award charge recorded in 2010 related to the ratification by UAW-represented employees of a new ten-year agreement. Operating margins continued to reflect the reduced profitability on follow-on production blocks as compared with 2009.

        Interest Expense and Financing Fee Amortization.    Interest expense and financing fee amortization for the twelve months ended December 31, 2010 includes $51.1 million of interest and fees paid or accrued in connection with long-term debt and $8.0 million in amortization of deferred financing costs, as compared to $37.1 million of interest and fees paid or accrued in connection with long-term debt and $6.5 million in amortization of deferred financing costs in the prior year. In June 2009, the Company amended its credit facility which resulted in an increase in amortized deferred financing costs. The increase in interest expense in 2010 was primarily driven by interest on the senior unsecured notes issued at the end of the third quarter in 2009, partially offset by interest incurred on the drawn portion of the revolver in 2009. The increase in deferred financing fees was primarily the result of a full-year discount amortization in 2010 on the notes issued in the third quarter of 2009.

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

        Propulsion Systems.    Propulsion Systems segment net revenues for the twelve months ended December 31, 2010 were $1,061.8 million, an increase of $31.8 million, or 3%, as compared to the same period in the prior year. This reflects an increase in deliveries of B737 and B787 ship sets in 2010, partially offset by a decrease in deliveries of B777 ship sets in 2010, as compared to the prior year. Propulsion Systems posted segment operating margins of 13% for the twelve months ended December 31, 2010 as compared to 12% for the same period in the prior year. Lower overall margins on follow-on production blocks impacted segment operating margin in 2010, while an unfavorable cumulative catch-up adjustment of $22.4 million was recorded in 2009 related to periods prior to 2009. During 2010, the segment realized an unfavorable cumulative catch-up adjustment of $6.5 million related to periods prior to 2010, primarily driven by the fourth quarter of 2010 comprehensive analysis of our B787 contract, during which we revised our contract estimates to reflect a break-even margin.

        Wing Systems.    Wing Systems segment net revenues for the twelve months ended December 31, 2010 were $1,067.4 million, an increase of $43.0 million, or 4%, as compared to the same period in the prior year. This reflects an increase in revenues related to engineering and development work on our new programs. Wing Systems posted operating margins of 10% for 2010, as compared to 2% in the prior year, primarily due to the $90.5 million forward-loss charge on the G280 contract recorded during 2009 and an unfavorable cumulative catch-up adjustment of $6.2 million recorded in 2009 related to periods prior to 2009. During 2010, the segment realized an unfavorable cumulative catch-up adjustment of $9.5 million related to periods prior to 2010.

        All Other.    All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from KIESC. In the twelve months ended December 31, 2010, All Other segment net revenues were $8.1 million, a decrease of $12.4 million, or 60%, as compared to the same period in the prior year. The decrease in net revenues was primarily driven by a decrease in third party tooling sales. The All Other segment recorded negative operating margins in both years due to an additional forward-loss charge on a tooling contract for the G280 program of $2.5 million in 2009 and $2.8 million in 2010.

Liquidity and Capital Resources

        The primary sources of our liquidity include cash on hand, cash flow from operations, which include advance payments and receivables from customers, borrowings available under our revolving credit facility and proceeds from our bond issuances. Our liquidity requirements are driven by our long-cycle business model. Our business model is comprised of four to six year non-recurring investment periods, which include design and development efforts, followed by ten to twenty years of recurring production. The non-recurring investment periods require significant outflows of cash as we design the product, build tooling, purchase equipment and build initial production inventories. These activities are typically funded partially through customer advances and milestone payments, which are offset against revenue as production units are delivered in the case of customer advances, or recognized as revenue as milestones are achieved in the case of milestone payments. The remaining funds needed to support non-recurring programs come from predictable cash inflows from our mature programs that are in the recurring phase of the production cycle. Occasionally, we have utilized borrowings and other sources of cash to fund non-recurring investments during periods where cash received from our customers is not adequate to fund our purchase commitments. The non-recurring investment period typically ends concurrently with initial deliveries of completed aircraft by our customers, which indicates that a program has entered into the recurring production phase. When a program reaches steady recurring production, it typically results in long-term generation of cash from operations. As part of our business model, we continuously add new non-recurring programs, which are supported by mature programs that are in the steady recurring phase of the production cycle to promote growth.

        In 2011, we had multiple programs in the non-recurring investment phase requiring capital investment that was funded by cash from operations and cash from our senior notes issued in 2009 and 2010. During the year, several of these programs, including the B787-8 and B747-8, moved into the production phase and began generating cash inflows in 2011. Additional programs are expected to complete their non-recurring phase and enter into the recurring production phase in 2012.

        As of December 31, 2011, we had $177.8 million of cash and cash equivalents on the balance sheet and $630.1 million of available borrowing capacity under our revolving credit facility, which is net of $19.9 million in letters of credit. We had no outstanding balances under our revolving credit facility at the end of 2011. On January 9, 2012, we drew down $100.0 million from our revolving credit facility to fund short-term working capital needs. Historically, cyclical cash flows dictate lower cash balances during the first quarter of the year. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth (as discussed below), planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

  Cash Flows

        The following table provides a summary of our cash flow for the years ended December 31, 2011, December 31, 2010, and December 31, 2009:

	For the Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	($ in millions)
Net income	$192.4	$218.9	$191.7
Adjustments to reconcile net income	154.5	184.9	162.4
Changes in working capital	(394.2)	(278.7)	(368.0)

Net cash provided by (used in) operating activities	(47.3)	125.1	(13.9)
Net cash (used in) investing activities	(249.2)	(288.4)	(112.4)
Net cash (used in) provided by financing activities	(6.7)	277.4	276.1

Effect of exchange rate change on cash and cash equivalents	(0.6)	(1.5)	2.7

Net (decrease) increase in cash and cash equivalents for the period	(303.8)	112.6	152.5
Cash and cash equivalents, beginning of period	481.6	369.0	216.5

Cash and cash equivalents, end of period	$177.8	$481.6	$369.0

  Twelve Months Ended December 31, 2011 as Compared to Twelve Months Ended December 31, 2010

        Operating Activities.    For the twelve months ended December 31, 2011, we had a net cash outflow of $47.3 million from operating activities, an increase in the use of cash of $172.4 million, compared to a net cash inflow of $125.1 million for the prior year. Operating cash consumption increased year-over-year by approximately $517.2 million driven by continued growth in inventory to support engineering development and start-up production costs for new programs as well as costs for ramp-up activities for increasing build rates on several Boeing programs. In addition, we paid $26.6 million in profit sharing in 2011, which was included in inventory, compared to zero paid for 2010. Cash receipts increased year-over-year by approximately $469.7 million driven by additional revenue from unit deliveries and aftermarket volume. In the fourth quarter of 2010, we received a deferred revenue payment of $236.2 million as part of the memorandum of agreement that led to the B787 Amendment.

        The $47.3 million net cash outflow for the twelve months ended December 31, 2011 was largely the result of approximately $4.52 billion in expenditures driven by continued growth in inventory to support engineering development and start-up production costs for new programs, including the B787, A350 XWB and Gulfstream programs, and for ramp-up activities for increasing build rates on the B737 and B777 programs, partially offset by cash receipts of approximately $4.47 billion driven by revenue from unit deliveries, which increased across all Boeing and Airbus models, and aftermarket volume. The $125.1 million net cash inflow in 2010 was largely due to cash receipts of approximately $4.00 billion driven by revenue from unit deliveries and the receipt of a deferred revenue payment of $236.2 million in the fourth quarter of 2010 as part of the memorandum of agreement that led to the B787 Amendment, partially offset by expenditures of approximately $4.13 billion primarily for inventory. The revenue we recognized upon delivery of B787 ship sets in the first nine months of 2011 and for the twelve months of 2010 did not result in cash receipts, resulting instead in the liquidation of customer advances. Cash payments for B787 units resumed in the third quarter of 2011.

        Investing Activities.    For the twelve months ended December 31, 2011, we had a net cash outflow of $249.2 million from investing activities, a decrease in outflow of $39.2 million as compared to a net cash outflow of $288.4 million for the same period in the prior year. In 2011, capital expenditures consisted of purchases of tooling and machinery and equipment to prepare for the manufacturing of our A350 XWB and B787 programs. In addition, we bought machinery and equipment to support the increased production rate of the B737. In comparison, in 2010, capital expenditures increased as the result of set-up of our facilities in Kinston, North Carolina and Saint-Nazaire, France.

        Financing Activities.    For the twelve months ended December 31, 2011, we had a net cash outflow of $6.7 million from financing activities primarily due to principal payments on debt, a decrease in cash flow of $284.1 million compared to a net cash inflow of $277.4 million for the same period in the prior year. We received proceeds of $300.0 million from bond issuances in 2010, partially offset by additional deferred financing costs associated with the bond offerings, as compared to zero cash received from financing activities in 2011.

  Twelve Months Ended December 31, 2010 as Compared to Twelve Months Ended December 31, 2009

        Operating Activities.    For the twelve months ended December 31, 2010, we had a net cash inflow of $125.1 million from operating activities, an increase of $139.0 million compared to a net cash outflow of $13.9 million for the same period in the prior year. Net cash provided by operating activities in 2010 was primarily driven by an increase in cash receipts from unit deliveries combined with a deferred revenue payment of $236.2 million as part of the memorandum of agreement that led to the B787 Amendment, partially offset by the slowing of new program inventory growth on programs other than B787 (which is ramping up production). This overall improvement was partially offset by a decrease in advance payments as increased deliveries of the B787 liquidated advances previously received, and a decline in accounts payable and accrued liabilities in 2010. In 2009, we benefited from a change in accounts payable terms which occurred in the first quarter of 2009. Our overall trend of inventory growth is driven primarily by our contractually required investments in new programs which include the Boeing B787, Gulfstream G280 and G650, Airbus A350 XWB, Sikorsky CH-53K and Rolls-Royce BR725 programs. The contracts for these new programs accounted for an increase in inventory in 2010 of $385.9 million, as compared to an increase of $317.3 million in 2009. We expect these programs will continue to drive inventory growth as we incur additional up-front costs to produce initial units, which traditionally have a higher cost. The mature Boeing and Airbus program inventories decreased $48.6 million in 2010 as compared with a $2.3 million increase for these contracts in 2009. In 2010, inventory balances decreased $36.3 million on remaining programs, including non-program specific inventory, as compared to an increase in inventory balances of $5.4 million for the same period in the prior year.

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

        Financing Activities.    For the twelve months ended December 31, 2010, we had a net cash inflow of $277.4 million from financing activities, an increase in cash flow of $1.3 million, compared to a net cash inflow of $276.1 million for the same period in the prior year. We received proceeds of $300.0 million and $293.4 million, net of the bond discount, from bond issuances in 2010 and 2009, respectively, partially offset by additional deferred financing costs associated with the bond offerings. Spirit repaid $150.0 million and $200.0 million of borrowings under its senior secured credit facility using a portion of the bond proceeds in 2010 and 2009, respectively.

  Future Cash Needs and Capital Spending

        Our primary future cash needs will consist of working capital, debt service, research and development and capital expenditures. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates on certain mature programs, including the B737. We also require capital to develop new technologies for the next generation of aircraft, and are evaluating various plans to relieve capacity constraints for the announced customer production rate increases. Capital expenditures totaled approximately $249.7 million and $288.1 million for the twelve months ended December 31, 2011 and December 31, 2010, respectively. We expect capital expenditures for the full year 2012 to be approximately $250 million as we prepare for anticipated production rate increases. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances and borrowings available under our revolving credit facility.

  Tax Payments

        Total tax payments, net of refunds, were $5.6 million in 2011, $34.9 million in 2010 and $95.7 million in 2009. Year-over-year changes are due to changes in legislation and levels and mix of taxable income.

  Pension and Other Post-Retirement Benefit Obligations

        Our U.S. pension plan remained fully funded at year-end 2011, and we anticipate non-cash pension income for 2012 to remain at the same level. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. We continue to make contributions to our U.K. pension plan. Our projected contributions to the U.K. pension plan for 2012 are $8.6 million.

  Debt and Other Financing Arrangements

        Senior Secured Credit Facilities.    We are a party to a credit agreement that consists of a senior secured term loan and a senior secured revolving line of credit. On October 15, 2010, we entered into Amendment No. 3 to the credit agreement. As a result of the amendment, among other things, the revolving credit commitment was increased from $408.8 million to $650.0 million and the maturity date of the revolving credit commitment was extended to September 30, 2014. The credit agreement amendment also extended the maturity date for $437.4 million of the outstanding term loan to September 30, 2016. The maturity date for the $130.2 million balance of the outstanding term loan remains September 30, 2013. The entire asset classes of Spirit, including inventory and property, plant and equipment, are pledged as collateral for both the term loan and the revolving credit facility. As of December 31, 2011, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement. As of December 31, 2011, approximately $561.9 million was outstanding under the term loan, no borrowings were outstanding under the revolving credit facility and $19.9 million of letters of credit were outstanding.

        The Company can borrow funds under its revolving credit agreement as either (i) a Eurodollar Loan, based on LIBOR or, (ii) an Alternate Base Rate (ABR) Loan based on a rate defined in our credit agreement, plus an applicable margin as set forth in the table below:

	Total Leverage Ratio	Eurodollar Margin	ABR Margin
Level 1	≥2.5:1	4.00%	3.00%
Level II	<2.5:1 but ≥1.75:1	3.50%	2.50%
Level III	<1.75:1	3.00%	2.00%

At December 31, 2011, the Company's total leverage ratio was 2.44:1.0 resulting in applicable margins of 3.50% and 2.50% on Eurodollar and ABR Loans, respectively.

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

        Senior Notes.    On November 18, 2010, we issued $300.0 million aggregate of 6 3/4% Senior Notes due 2020 (the "2020 Notes"), with interest payable on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit's existing and future domestic subsidiaries that guarantee Spirit's obligations under Spirit's senior secured credit facility. The carrying value of the 2020 Notes was $300.0 million as of December 31, 2011.

        On September 30, 2009, we issued $300.0 million of 7 1/2% Senior Notes due October 1, 2017 (the "2017 Notes"), with interest payable on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit's existing and future domestic subsidiaries that guarantee Spirit's obligations under Spirit's senior secured credit facility. The carrying value of the 2017 Notes was $294.9 million as of December 31, 2011.

        As of December 31, 2011, we were and expect to continue to be in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes for the foreseeable future.

        Advances and Deferred Revenue on the B787 Program.    In December 2010, Spirit and Boeing entered into an MOA and a settlement agreement regarding certain claims associated with the development and production of the B787 airplane. As part of these agreements, Spirit received a payment of $236.2 million which was recorded as deferred revenue (short-term) within the December 31, 2010 consolidated balance sheet pending finalization of a contract amendment which would contain the final settlement terms. On May 12, 2011, Spirit and Boeing entered into the B787 Amendment, which finalized substantially all of the provisions of the December 2010 MOA. Among other things, the B787 Amendment spread out repayment of a $700.0 million cash advance made by Boeing to Spirit in 2007 to be offset against the purchase price of the first 1,000 B787 ship sets delivered to Boeing, instead of the first 500 ship sets. In the event Boeing does not take delivery of 1,000 ship sets prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. Advance payments made to Spirit in 2008 in the amount of $396.0 million for production articles were applied against the full purchase price of the ship sets delivered and were fully liquidated by December 31, 2011. During the third quarter of 2011, cash payments for the B787 units resumed. The B787 Amendment also changed the treatment of advances paid by Boeing for certain non-recurring work into a nonrefundable payment in full for such work. As of December 31, 2011, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $629.1 million.

        North Carolina Grant.    On May 14, 2008, we entered into an Inducement Agreement, a Construction Agency Agreement and a Lease Agreement with The North Carolina Global TransPark Authority ("GTPA") for the construction and lease of a manufacturing facility in Kinston, North Carolina (the "NC Facility"). The lease is for an initial term of 22 years, with options for up to four additional 20-year terms, and provides nominal rental payments. The grand opening of the facility was held July 1, 2010. Construction was funded from a $100.0 million grant, awarded to GTPA by the Golden L.E.A.F. (Long-Term Economic Advancement Foundation), Inc. Under the agreements, Spirit is obligated to make a minimum capital investment of $80.0 million by 2014. Failure to make the additional required investment or meet certain performance criteria, including creation of targeted number of jobs, will result in additional payments to GTPA in future periods. As of December 31, 2011, $100.0 million of the grant funding had been disbursed and 100 percent of Spirit's obligated capital investment had been made, and we expect to meet all performance criteria. We currently manufacture a portion of the fuselage and the Composite Front Spar for the new Airbus A350 XWB aircraft at the NC Facility.

        Malaysian Facility Agreement.    On June 2, 2008, Spirit Malaysia entered into a Facility Agreement ("Facility Agreement") for a term loan facility for Ringgit Malaysia RM69.2 million (approximately USD $20.0 million equivalent) (the "Malaysia Facility"), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM3.3 million (USD $1.0 million equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.5% per annum. The Malaysia Facility loan balance as of December 31, 2011 was $16.1 million.

        French Factory Capital Lease Agreement.    On July 17, 2010, the Company's indirect wholly-owned subsidiary, Spirit AeroSystems France SARL ("Spirit France") entered into a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with BNP Paribas Bank ("BNP") to be used towards the construction of an assembly plant in Saint-Nazaire, France (the "Saint-Nazaire Project"). Lease payments are variable, subject to the three-month Euribor rate plus 2.2%. Lease payments under the agreement are due quarterly through April 2025. As of December 31, 2011, the Company has $11.4 million in debt attributable to the capital lease transaction. We currently assemble center fuselage frame sections and wings for the new Airbus A350 XWB aircraft at the Saint-Nazaire facility.

        Tax Incentive Bonds.    Both Spirit and the Predecessor utilized City of Wichita issued Industrial Revenue Bonds (IRBs) to finance self-constructed and purchased real and personal property at the Wichita site. The bonds issued in 2011, 2010, 2009, 2008, 2006, and 2005 mature ten years from issuance while the bonds issued in 1998 through 2004 mature 25 years after their issuance. Tax benefits associated with IRBs include provisions for a ten-year complete property tax abatement and a Kansas Department of Revenue sales tax exemption on all IRB funded purchases. Spirit and the Predecessor purchased these IRBs, so they are both bondholders and debtor / lessee for the property purchased with the IRB proceeds. Therefore, we offset the amounts invested and obligations for these bonds on a consolidated basis.

        Certain Predecessor property that was subject to Predecessor-owned IRBs continues to be subject to those IRBs. In connection with the Boeing Acquisition, the Predecessor assigned its leasehold interest in IRB-funded assets and the related bonds to a special purpose trust beneficially owned by Boeing which subleases these assets to Spirit. Pursuant to the sublease terms, the special purpose trust will purchase the assets from the City of Wichita, terminate the leases between the City and the Predecessor, redeem the bonds, and transfer the assets to Spirit when these assets cease to qualify for the ten-year property tax abatement.

        The face value for the bonds subleased from the special purpose trust is approximately $296.4 million. In addition, Spirit obtained IRBs in 2005, 2006, 2008, 2009, 2010 and 2011 with a $286.2 million aggregate principal amount. Spirit redeemed $26.9 million of IRBs issued in 2006 in 2009.

        We have an incentive agreement with the Kansas Department of Commerce, pursuant to which the Kansas Development Finance Authority ("KDFA") issued bonds and provided loans to finance eligible projects. The program's purpose is to provide us with incentives to invest in the State of Kansas. To induce this investment, the Kansas Department of Revenue will rebate certain payroll taxes until the bonds are redeemed or mature. Pursuant to offset provisions in the underlying debt instruments, there are no principal or interest cash payments associated with the bonds. As debtor, Spirit offsets the amount owed to its wholly-owned subsidiary, Spirit AeroSystems Finance, Inc., as bondholder. Therefore, we may offset the amounts invested and obligations for these bonds on a consolidated basis. The $80.0 million in debt instruments will expire in December 2025.

  Credit Ratings

        Our credit rating remains unchanged at the end of 2011, with a BB rating, stable outlook, by Standard & Poor's and a Ba2 rating, stable outlook, by Moody's Investor Services.

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

  Contractual Obligations

        The following table summarizes our contractual cash obligations as of December 31, 2011:

Contractual Obligations(1)(2)	2012	2013	2014	2015	2016	2017	2018 and After	Total
Principal payment on term loan	38.7	100.0	4.4	4.4	414.4	—	—	561.9
Interest on debt(3)	22.4	20.3	20.1	21.8	19.3	0.4	0.7	105.0
Long-term bonds	—	—	—	—	—	300.0	300.0	600.0
Interest on long-term bonds	42.8	42.8	42.8	42.8	42.8	42.8	60.7	317.5
Malaysia term loan	3.0	3.0	3.0	3.0	3.0	1.1	—	16.1
Interest on Malaysian loan	0.6	0.5	0.4	0.3	0.2	—	—	2.0
U.K. pension obligation	8.6	—	—	—	—	—	—	8.6
Non-cancelable capital lease payments(4)	1.8	1.5	0.6	0.7	0.7	0.7	9.2	15.2
Non-cancelable operating lease payments	13.9	12.9	6.4	5.0	3.9	2.6	13.9	58.6
Other(5)	36.0	5.8	11.2	—	—	—	—	53.0
Purchase obligations(6)	176.8	52.2	32.6	2.6	—	—	—	264.2

Total	344.6	239.0	121.5	80.6	484.3	347.6	384.5	2,002.1

(1)
Does not include repayment of $629.1 million of B787 advances or deferred revenue credits to Boeing, which are reflected in our consolidated balance sheet as short-term and long-term liabilities. See Note 7, Advance Payments and Deferred Revenue/Credits.

(2)
The $15.5 million of unrecognized tax benefit liability for uncertain tax positions has been excluded from this table due to uncertainty involving the ultimate settlement period. See Note 16, Income Taxes.

(3)
Interest on our Term Loan B was calculated for all years using the three-month LIBOR yield curve as of December 31, 2011 plus applicable margin.

(4)
Treats the financing of software license purchases and direct financing of system implementation as capital leases.

(5)
For 2012, includes $30.5 million of the tax and interest due on prior years' tax returns.

(6)
Purchase obligations represent computing, tooling costs, and property, plant and equipment commitments at December 31, 2011.

Off-Balance Sheet Arrangements

        Other than operating leases disclosed in the notes to our financial statements included in this Annual Report, we have not entered into any off-balance sheet arrangements as of December 31, 2011.

Tax

        We establish reserves in accordance with FASB authoritative guidance to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. We recognize the financial statement impact for tax positions only after determining that based on its technical merits the relevant tax authority would more likely than not sustain the position on audit. For tax positions meeting the "more likely than not threshold" the amount recognized in the financial statements is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The reserves are adjusted quarterly to reflect changes in facts and circumstances, such as the tax audit's progress, case law developments, and new or emerging legislation. We believe that with an $8.4 million long-term payable, the tax reserves are adequate and reflect the most probable outcome for all tax contingencies known at December 31, 2011. Accordingly, the tax contingency liability is included as a non-current liability in our consolidated balance sheet.

Expected Backlog

        As of December 31, 2011, our expected backlog associated with large commercial aircraft, regional jet, business jet, and military equipment deliveries through 2016, calculated based on contractual product prices and expected delivery volumes, was approximately $31.8 billion. This is an increase of $3.5 billion from our corresponding estimate as of the end of 2010 reflecting the fact that Airbus and Boeing new orders exceeded deliveries in 2011. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing and Airbus announced backlog on our supply agreements. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2011 may not necessarily represent the actual amount of deliveries or sales for any future period.

Foreign Operations

        We engage in business in various non-U.S. markets. As of December 31, 2011, we have a foreign subsidiary with one facility in the United Kingdom, which serves as a production facility, an assembly facility in Malaysia, a worldwide supplier base, and a repair center for the European and Middle-Eastern regions. We purchase certain components and materials that we use in our products from foreign suppliers and a portion of our products will be sold directly to foreign customers, including Airbus, or resold to foreign end-users (i.e., foreign airlines and militaries). In addition, we have built a new assembly facility in Saint-Nazaire, France to receive and assemble center fuselage frame sections for the Airbus A350 XWB commercial aircraft from the facility in Kinston, North Carolina before they are shipped to Airbus. The new facility began operations in 2011.

        Spirit is party to a joint-venture operation with Russian-based Progresstech LTD. The company, known as Spirit-Progresstech LLC, which operates primarily from a branch office located in Moscow, Russia, provides aerospace engineering support services.

        Spirit is also party to a joint venture with Hong Kong Aircraft Engineering Company Limited (HAECO), and its subsidiary, Taikoo Aircraft Engineering Company Limited (TAECO), Cathay Pacific Airways Limited, and Cal-Asia to develop and implement a state-of-the-art composite and metal bond component repair station in the Asia-Pacific region. The service center is called Taikoo Spirit AeroSystems Composite Co. Ltd.

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

        Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on our business or market opportunities with such governments' countries. Furthermore, the political, cultural and economic climate outside the United States may be unfavorable to our operations and growth strategy.

        For the twelve months ended December 31, 2011, our net revenues from direct sales to non-U.S. customers were approximately $653.1 million, or 13%, of total net revenues for the same period. For the twelve months ended December 31, 2010, our net revenues from direct sales to non-U.S. customers were approximately $498.4 million, or 12%, of total net revenues for the same period. For the twelve months ended December 31, 2009, our net revenues from direct sales to non-U.S. customers were approximately $575.9 million, or 14%, of total net revenues for the same period.

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

        Spirit's contracts with suppliers currently provide for fixed pricing in U.S. dollars. Spirit Europe's supply contracts are denominated in U.S. dollars, British pounds sterling or Euros. In some cases, our supplier arrangements contain inflationary adjustment provisions based on accepted industry indices, and we typically include an inflation component in estimating our supply costs. Although the raw material industry is experiencing a softening in demand, some specific materials have yet to reflect a corresponding reduction in price. We expect that raw material market pricing volatility will remain a factor that may impact our costs, despite protections in our existing supplier arrangements. We will continue to focus our strategic cost reduction plans on mitigating the effects of this potential cost increase on our operations.

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

        Accounts receivable include amounts billed and currently due from customers, amounts earned but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract completion. For the twelve months ended December 31, 2011, approximately 85% of our net revenues were from sales to Boeing. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically not been material, we cannot guarantee that we will continue to experience the same credit loss rates in the future.

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

Interest Rate Risks

        After the effect of interest rate swaps, as of December 31, 2011, we had $325.0 million of total fixed rate debt and $236.9 million of variable rate debt outstanding as compared to $400.0 million of total fixed rate debt and $166.1 million of variable rate debt outstanding as of December 31, 2010. Borrowings under our Senior Secured Credit Facility bear interest that varies with LIBOR. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $2.4 million.

        We enter into floating-to-fixed interest rate swap agreements periodically. As of December 31, 2011, the interest swap agreements had notional amounts totaling $325.0 million.

Notional Amount	Expires	Variable Rate	Fixed Rate(1)	Effective Fixed Rate(2)	Fair Value, December 31, 2011
$50	March 2013	1 Month LIBOR	0.72%	3.63%	$—
$50	June 2013	1 Month LIBOR	0.84%	3.74%	$(0.3)
$225	July 2014	1 Month LIBOR	1.37%	4.28%	$(4.5)

				Total	$(4.8)

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

        The purpose of entering into these swaps was to reduce our exposure to variable interest rates. In accordance with FASB authoritative guidance the interest rate swaps are being accounted for as cash flow hedges and the fair value of the swap agreements is reported on the balance sheet as an asset, if positive, or a liability, if negative. The fair value of the interest rate swaps was a net liability of approximately $(4.8) million at December 31, 2011. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques at year end and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement. We do not use these contracts for speculative or trading purposes.

Foreign Exchange Risks

        The Company had foreign currency hedge transactions in place as of December 31, 2010 for the B767 and B777 programs. The Company did not enter into any new foreign currency hedge transactions during 2011.

        As a result of the BAE Acquisition, we have sales, expenses, assets and liabilities that are denominated in British pounds sterling. Spirit Europe's functional currency is the British pound sterling. However, sales of Spirit Europe's products to Boeing and some procurement costs are denominated in U.S. dollars and Euros. As a consequence, movements in exchange rates could cause net sales and our expenses to fluctuate, affecting our profitability and cash flows. We use foreign currency forward contracts to reduce our exposure to currency exchange rate fluctuations. The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. We do not use these contracts for speculative or trading purposes.

        In addition, even when revenues and expenses are matched, we must translate British pound sterling denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar as compared to the British pound sterling will affect our reported results of operations and the value of our assets and liabilities on our consolidated balance sheet, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods and/or result in significant changes to the carrying value of our assets, liabilities and shareholders' equity.

	December 31, 2011
Year	USD Buy/(Sell)(1)	Foreign Buy/(Sell)(1)	Average Contract Rate	Average Reevaluation Rate	Net Liability Fair Value	Risk From Change In Reevaluation Rate
2012	$(9.0)	£5.6	1.6000	1.5492	$(0.3)	$0.9
2013	—	(0.1)			(0.1)	—

	$(9.0)	£5.5			$(0.4)	$0.9

(1)
Includes foreign currency hedge contracts for 2012 through 2013 novated to Spirit Europe as a result of the BAE Acquisition (buy $0.0/sell £0.2), which had no underlying contractual transactions at the inception date of the contracts and, therefore, are classified as debt securities which are not subject to hedge accounting. The mark-to-market values of these debt securities are recorded through the Consolidated Statement of Operations on a monthly basis in accordance with FASB authoritative guidance on investments — debt and equity securities disclosures.

        In accordance with FASB authoritative guidance, the intercompany revolving credit facility with Spirit Europe is exposed to fluctuations in foreign exchange rates. The fluctuation in rates for 2011 resulted in a loss of $2.3 million reflected in other income/expense.

        Other than the interest rate swaps and foreign exchange contracts, we have no other derivative financial instruments.

Item 8.    Financial Statements and Supplementary Data

SPIRIT AEROSYSTEMS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Spirit AeroSystems Holdings, Inc. for the periods ended December 31, 2011, December 31, 2010 and December 31, 2009
Report of Independent Registered Public Accounting Firm	81
Consolidated Statements of Operations	82
Consolidated Statements of Comprehensive Income	83
Consolidated Balance Sheets	84
Consolidated Statements of Changes in Shareholders' Equity	85
Consolidated Statements of Cash Flows	86
Notes to Consolidated Financial Statements	87

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Spirit AeroSystems Holdings, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Spirit AeroSystems Holdings, Inc. (the "Company") at December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
February 23, 2012

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	($ in millions, except per share data)
Net revenues.	$4,863.8	$4,172.4	$4,078.5
Operating costs and expenses
Cost of sales	4,312.1	3,607.9	3,581.4
Selling, general and administrative	159.9	156.0	137.1
Research and development	35.7	51.5	56.7

Total operating costs and expenses	4,507.7	3,815.4	3,775.2
Operating income	356.1	357.0	303.3
Interest expense and financing fee amortization	(77.5)	(59.1)	(43.6)
Interest income	0.3	0.3	7.0
Other income (expense), net	1.4	(0.4)	6.1

Income before income taxes and equity in net loss of affiliates	280.3	297.8	272.8
Income tax provision	(86.9)	(78.2)	(80.9)

Income before equity in net loss of affiliates	193.4	219.6	191.9
Equity in net loss of affiliates	(1.0)	(0.7)	(0.2)

Net income	$192.4	$218.9	$191.7

Earnings per share
Basic	$1.36	$1.56	$1.39
Diluted	$1.35	$1.55	$1.37

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Comprehensive Income

	For the Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009
	($ in millions, except per share data)
Net income	$192.4	$218.9	$191.7
Changes in Other Comprehensive Income, net of tax:
Unrealized gain (loss) on interest rate swaps, net of tax benefit of $2.4, $1.8, $3.5, respectively	(4.2)	(3.0)	(5.7)
Less: reclassification adjustment for (gain) loss realized in net income, net of tax (benefit) of ($3.1), ($5.6), ($5.9), respectively	5.3	9.4	9.6

Net unrealized gain (loss) on interest rate swaps	1.1	6.4	3.9
Unrealized gain (loss) on foreign currency hedge contracts, net of tax benefit (expense) of ($0.2), $0.5, $0.4, respectively	0.5	(1.3)	(1.0)
Less: reclassification adjustment for (gain) loss realized in net income, net of tax (benefit) of ($0.1), ($0.3), ($0.9), respectively	0.2	0.8	2.4
Less: reclassification adjustment for (gain) loss realized in other assets, net of tax (benefit) expense of ($0.4), $0.0, $0.0, respectively	0.7	—	—

Net unrealized gain (loss) on foreign currency hedge contracts	1.4	(0.5)	1.4
Pension, SERP, and Retiree Medical adjustments, net of tax benefit (expense) of $30.5, $9.5, ($34.2), respectively	(52.9)	(15.5)	55.8
Unrealized foreign exchange gain (loss) on intercompany loan, net of tax benefit (expense) of $0.0, $0.8, ($2.0), respectively	—	(2.0)	5.2
Foreign currency translation adjustments	(0.5)	(4.0)	8.2

Total comprehensive income	$141.5	$203.3	$266.2

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
	($ in millions)
Current assets
Cash and cash equivalents	$177.8	$481.6
Accounts receivable, net	267.2	200.2
Inventory, net	2,630.9	2,507.9
Deferred tax asset-current	52.2	47.6
Other current assets	27.7	57.4

Total current assets	3,155.8	3,294.7
Property, plant and equipment, net	1,615.7	1,470.0
Pension assets	118.8	172.4
Deferred tax asset non-current, net	55.7	55.0
Other assets	96.4	109.9

Total assets	$5,042.4	$5,102.0

Current liabilities
Accounts payable	$559.4	$443.5
Accrued expenses	200.8	190.7
Profit sharing	23.5	28.9
Current portion of long-term debt	48.9	9.5
Advance payments, short-term	8.8	169.4
Deferred revenue, short-term	28.5	302.6
Deferred grant income liability — current	6.1	5.1
Other current liabilities	37.5	14.4

Total current liabilities	913.5	1,164.1
Long-term debt	1,152.0	1,187.3
Advance payments, long-term	655.9	655.2
Pension/OPEB obligation	84.2	72.5
Deferred grant income liability — non-current	121.8	128.4
Deferred revenue and other deferred credits	34.7	29.0
Other liabilities	115.6	54.6
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 118,560,926 and 107,201,314 shares issued, respectively	1.2	1.1
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 24,304,717 and 34,897,388 shares issued, respectively	0.2	0.3
Additional paid-in capital	995.9	983.6
Accumulated other comprehensive loss	(126.2)	(75.3)
Retained earnings	1,093.1	900.7

Total shareholders' equity	1,964.2	1,810.4
Noncontrolling interest	0.5	0.5

Total equity	1,964.7	1,810.9

Total liabilities and equity	$5,042.4	$5,102.0

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ Accumulated Deficit
			Additional Paid-in Capital
	Shares	Amount				Total
Balance — December 31, 2008	139,889,206	$1.4	$939.7	$(134.2)	$490.1	$1,297.0
Net income					191.7	191.7
Employee equity awards	1,217,412	—	13.4	—	—	13.4
Stock forfeitures	(382,817)	—	(3.3)	—	—	(3.3)
SERP shares issued	10,500	—	—	—	—	—
Other comprehensive income	—	—	—	74.5	—	74.5

Balance — December 31, 2009	140,734,301	1.4	949.8	(59.7)	681.8	1,573.3
Net income					218.9	218.9
Employee equity awards	1,456,684	—	30.0	—	—	30.0
Stock forfeitures	(152,517)	—	(1.2)	—	—	(1.2)
Excess tax benefits from share-based payment arrangements	—	—	5.0	—	—	5.0
SERP shares issued	60,234	—	—	—	—	—
Other comprehensive loss	—	—	—	(15.6)	—	(15.6)

Balance — December 31, 2010	142,098,702	$1.4	$983.6	$(75.3)	$900.7	$1,810.4
Net income					192.4	192.4
Employee equity awards	909,244	—	12.4	—	—	12.4
Stock forfeitures	(221,165)	—	(1.2)	—	—	(1.2)
Excess tax benefits from share-based payment arrangements	—	—	1.1	—	—	1.1
SERP shares issued	78,862	—	—	—	—	—
Other comprehensive loss	—	—	—	(50.9)	—	(50.9)

Balance — December 31, 2011	142,865,643	$1.4	$995.9	$(126.2)	$1,093.1	$1,964.2

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31, 2011	For the Twelve Months Ended December 31, 2010	For the Twelve Months Ended December 31, 2009
	($ in millions)
Operating activities
Net income	$192.4	$218.9	$191.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	129.2	115.3	123.0
Amortization expense	4.9	4.7	4.3
Amortization of deferred financing fees	5.6	8.0	6.7
Bad debt expense	1.4	—	—
Accretion of long-term receivable	—	—	(6.5)
Employee stock compensation expense	11.2	28.8	10.1
Excess tax benefit of share-based payment arrangements	(1.3)	(5.0)	—
(Gain) loss from foreign currency transactions	1.0	4.8	(4.5)
Loss on disposition of assets	1.0	0.7	0.1
Deferred taxes	21.6	48.5	28.7
Long-term tax benefit	(6.1)	(9.7)	—
Pension and other post retirement benefits, net	(9.6)	(8.9)	2.2
Grant income	(5.4)	(3.1)	(1.9)
Equity in net loss of affiliates	1.0	0.7	0.2
Changes in assets and liabilities
Accounts receivable	(66.3)	(41.6)	(8.2)
Inventory, net	(121.6)	(300.3)	(320.7)
Accounts payable and accrued liabilities	106.1	0.8	140.4
Profit sharing/deferred compensation	(5.5)	26.1	(14.7)
Advance payments	(159.9)	(140.3)	(97.5)
Income taxes receivable/payable	65.0	4.3	(43.7)
Deferred revenue and other deferred credits	(265.9)	181.8	(14.8)
Other	53.9	(9.4)	(8.8)

Net cash provided by (used in) operating activities	(47.3)	125.1	(13.9)

Investing Activities
Purchase of property, plant and equipment	(249.7)	(288.1)	(228.2)
Proceeds from sale of assets	0.5	0.5	0.2
Long-term receivable	—	—	115.4
Other	—	(0.8)	0.2

Net cash (used in) investing activities	(249.2)	(288.4)	(112.4)

Financing Activities
Proceeds from revolving credit facility	30.0	150.0	300.0
Payments on revolving credit facility	(30.0)	(150.0)	(300.0)
Proceeds from issuance of debt	—	—	6.9
Proceeds from issuance of bonds	—	300.0	293.4
Proceeds from government grants	—	—	0.7
Principal payments of debt	(8.0)	(9.6)	(7.6)
Excess tax benefit of share-based payment arrangements	1.3	5.0	—
Debt issuance and financing costs	—	(18.0)	(17.3)

Net cash provided by (used in) financing activities	(6.7)	277.4	276.1

Effect of exchange rate changes on cash and cash equivalents	(0.6)	(1.5)	2.7

Net increase (decrease) in cash and cash equivalents for the period	(303.8)	112.6	152.5
Cash and cash equivalents, beginning of period	481.6	369.0	216.5

Cash and cash equivalents, end of period	$177.8	$481.6	$369.0

Supplemental information
Interest paid	$83.7	$60.7	$35.6
Income taxes paid	$5.6	$34.9	$95.7
Non-cash investing and financing activities
Purchase of property, plant and equipment, accrued	$15.8	$8.5	$—
Property acquired through capital leases	$0.1	$10.7	$10.3
Property acquired through government grants	$—	$8.9	$89.2
Financing obligations	$12.5	$—	$—

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)

1.     Nature of Business

        Spirit AeroSystems Holdings, Inc. ("Holdings" or the "Company") was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company's ("Boeing") operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the "Boeing Acquisition"). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. ("Spirit"). Onex Corporation ("Onex") of Toronto, Canada and certain of its affiliates maintain majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited ("BAE Aerostructures"), which builds structural components for Airbus, a division of the European Aeronautic Defense and Space NV ("Airbus") and Boeing. Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit's incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines, Continental Airlines, and American Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina and Subang, Malaysia. The Company also recently constructed an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France, which began its operations during 2011.

        The Company is the majority participant in the Kansas Industrial Energy Supply Company ("KIESC"), a tenancy-in-common with other Wichita companies established to purchase natural gas.

        The Company participates in two joint ventures, Spirit-Progresstech LLC ("Spirit-Progresstech") and Taikoo Spirit AeroSystems Composite Co. Ltd. ("TSACCL"), of which Spirit's ownership interest is 50.0% and 31.5%, respectively. Spirit-Progresstech provides aerospace engineering support services and TSACCL was formed to develop and implement a state-of-the-art composite and metal bond component repair station in the Asia-Pacific region.

        The accompanying consolidated financial statements include the Company's financial statements and the financial statements of its majority owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the instructions to Form 10-K. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2011 presentation.

2.     Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying consolidated financial statements include the Company's financial statements and the financial statements of its majority-owned subsidiaries and have been prepared in accordance with GAAP. Investments in business entities in which the Company does not have control, but has the ability to exercise influence over operating and financial policies, including Spirit-Progresstech and TSACCL, are accounted for by the equity method. KIESC is fully consolidated as the Company owns 77.8% of the entity's equity. All intercompany balances and transactions have been eliminated in consolidation. The Company's U.K. subsidiary uses local currency, the British pound, as its functional currency; the Malaysian subsidiary uses the British pound and our Singapore subsidiary uses the Singapore dollar. All other foreign subsidiaries and branches use the U.S. dollar as their functional currency.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        As part of the monthly consolidation process, the functional currencies of the Company's international subsidiaries are translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts.

  Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

        The results of operations during fiscal 2011 include the favorable impact of cumulative catch-up adjustments relating to prior period revenues of $13.8 driven by productivity improvements, recognition of favorable performance as we closed out B737 and B777 contract blocks in the fourth quarter, and a lower forecast for our short-term incentive accrual, partially offset by increasing material costs in our Wing Systems segment.

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

  Revenue Recognition

        A significant portion of the Company's revenues are recognized under long-term, volume-based pricing contracts, requiring delivery of products over several years. The Company recognizes revenue under the contract method of accounting and records sales and profits on each contract in accordance with the percentage-of-completion method of accounting, primarily using the units-of-delivery method. The units-of-delivery method recognizes as revenue the contract price of units of a basic production product delivered during a period and as the cost of earned revenue the costs allocable to the delivered units. Costs allocable to undelivered units are reported in the balance sheet as inventory. The method is used in circumstances in which an entity produces units of a basic product under production-type contracts in a continuous or sequential production process to buyers' specifications. Recurring long-term production contracts are usually divided into contract blocks for this purpose, with each block treated as a separate contract for "units-of-delivery" production-type contract accounting purposes.

        The total quantity of production units to be delivered under a contract may be set as a single contract accounting block, or it can be split into multiple blocks. Unless the life of the contract is so long that it prevents reliable estimates, the entire contract will typically be set as the contract accounting block quantity. "Life-of-program" or "requirements-based" contracts often lead to continuing sales of more than twenty years. Since this is much longer than can be reliably estimated, Spirit uses parameters based on the contract facts and circumstances to determine the length of the contract block. This analysis includes: considering the customer's firm orders, internal assessment of the market, reliabilities of cost estimates,

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

potential segmentation of non-recurring elements of the contract, and other factors. Contract block sizes may also be determined based on certain contractual terms such as pricing renegotiation dates, such that certain contract blocks may use an approximate date instead of a defined unit quantity in order to increase the ability to estimate accurately given that the renegotiated pricing is unknown for the planning block. Shorter contract blocks for mature, ongoing programs are common due to the presence of recent cost history and probable forecast accuracy. Mature program contract blocks tend to be approximately two years in length. Initial contract blocks often require a longer time period and a greater number of units in order to take into account the higher cost of early units due to a steeper experience curve and pre-production design costs. Initial contract blocks on newer programs can extend up to ten years. As these programs mature and efficiencies are realized, subsequent contract block length shortens to take into account the steady state of the continuing production.

        Revenues from non-recurring design work are recognized based on substantive milestones or use of the cost-to-cost method, that are indicative of our progress toward completion depending on facts and circumstances. We follow the requirements of FASB authoritative guidance on accounting for the performance of construction-type and certain production-type contracts (the contract method of accounting), and use the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impacts of revisions in estimates are recognized immediately when changes in estimated contract profitability become known.

        A profit rate is estimated based on the difference between total revenues and total costs over a contract block. Total revenues at any given time include actual historical revenues up to that time plus future estimated revenues. Total costs at any given time include actual historical costs up to that time plus future estimated costs. Estimated revenues include negotiated or expected values for units delivered, estimates of probable recoveries asserted against the customer for changes in specifications, price adjustments for contract and volume changes, and escalation. Costs include the estimated cost of certain pre-production efforts (including non-recurring engineering and planning subsequent to completion of final design) plus the estimated cost of manufacturing a specified number of production units. Estimates take into account assumptions related to future labor performance and rates, and projections related to material and overhead costs including expected "learning curve" cost reductions over the term of the contract. Estimated revenues and costs also take into account the expected impact of specific contingencies that we believe are probable.

        Estimates of revenues and costs for our contract blocks span a period of multiple years and are based on a substantial number of underlying assumptions. We believe that the underlying assumptions are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the revenue and cost streams can be significant if the assumptions change. Estimates of profit margins for contract accounting blocks are typically reviewed on a quarterly basis. Assuming the initial estimates of sales and costs under the contract block are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract block. Changes in these underlying estimates due to revisions in sales and cost estimates may result in profit margins being recognized unevenly over a contract block as such changes are accounted for on a cumulative basis in the period estimates are revised, which we refer to as cumulative catch-up adjustments. When the current estimates of total contract revenue and total contract cost indicate a loss, a provision for the entire loss on the contract, known as a forward-loss charge, is recorded to cost of sales in the period in which they become evident.

        For revenues not recognized under the contract method of accounting, the Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

shipment. Shipping and handling costs are included in cost of sales. Revenues earned from providing maintenance services, including any contracted research and development, are recognized when the service is complete or other contractual milestones are attained. Revenues from non-recurring design work are recognized based on substantive milestones that are indicative of our progress toward completion. Non-recurring revenues, which are derived primarily from engineering and design efforts, were $222.0, $297.0 and $328.0 for each of the twelve month periods ending December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

        Since Boeing retained title to tooling assets obtained as part of the Boeing Acquisition and provides such tooling to the Company at no cost, the Company treats the amortization of Boeing-owned tooling as a reduction to revenues as required by FASB authoritative guidance related to accounting for consideration given by a vendor to a customer. The Company recognized zero and $1.9 as a reduction to net revenues for the periods ended December 31, 2011 and December 31, 2010, respectively, as a result of amortization to Boeing-owned tooling. Boeing-owned tooling became fully amortized in 2010. However, under an agreement with Airbus, certain payments that are also accounted for as consideration given by a vendor to a customer will be amortized as a reduction to revenues on units delivered beginning in early 2012.

  New Programs

        A significant portion of the Company's future revenues is expected to be derived from new programs, most notably the B787, on which we may be contracted to provide design and engineering services, recurring production, or both. There are several risks inherent to such new programs. In the design and engineering phase, we may incur costs in excess of our forecasts due to several factors, including cost overruns, customer directed change orders and delays in the overall program. We may also incur higher than expected recurring production costs, which may be caused by a variety of factors, including the future impact of engineering changes (or other change orders) or our inability to secure contracts with our suppliers at projected cost levels. Our ability to recover these excess costs from the customer will depend on several factors, including our rights under our contracts for the new programs. In determining our profits and losses in accordance with the percentage-of-completion method of contract accounting, we are required to make significant assumptions regarding our future costs, as well as the estimated number of units to be manufactured under the contract and other variables. We continually review and update our assumptions based on market trends and our most recent experience. If we make material changes to our assumptions, such as a reduction in the estimated number of units to be produced under the contract (which could be caused by emerging market trends or other factors), an increase in future production costs or a change in the recoverability of increased design or production costs, we may experience negative cumulative catch-up adjustments related to revenues previously recognized. In some cases, we may recognize forward-loss amounts.

  Research and Development

        Research and development includes costs incurred for experimentation, design and testing and are expensed as incurred as required under FASB authoritative guidance pertaining to accounting for research and development costs.

  Joint Venture

        The value of the Company's 50.0% ownership interest in Spirit-Progresstech LLC totaled $2.4 at December 31, 2011 and is accounted for under the equity method of accounting.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The value of the Company's 31.5% ownership interest in Taikoo Spirit AeroSystems Composite Co. Ltd. totaled $2.1 at December 31, 2011 and is accounted for under the equity method of accounting.

  Cash and Cash Equivalents

        Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.

  Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with industry practice, the Company classifies unbilled receivables related to contracts accounted for under the long-term contract method of accounting, as current. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables. Account balances are charged off against the allowance after the potential for recovery is considered remote. The Company's allowance for doubtful accounts was approximately $1.4 and zero at December 31, 2011 and December 31, 2010, respectively.

        Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned in which the recovery will occur over the term of the contract, which could exceed one year.

  Inventory

        Raw materials are stated at lower of cost (principally on an actual or average cost basis) or market. Inventoried costs attributed to units delivered under long-term contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. This usually results in an increase in inventory (referred to as "excess-over-average" or "deferred production costs") during the early years of a contract. These costs are deferred only to the extent the amount of actual or expected excess-over-average is reasonably expected to be fully offset by lower-than-average costs in future periods of a contract. If in-process inventory plus estimated costs to complete a specific contract exceed the actual plus anticipated remaining sales value of such contract, such excess is charged to cost of sales in the period the loss becomes known, thus reducing inventory to estimated realizable value. Costs in inventory include amounts relating to contracts with long production cycles, some of which are not expected to be realized within one year.

        The Company reviews its general stock materials and spare parts inventory each quarter to identify impaired inventory, including excess or obsolete inventory, based on historical sales trends and expected production usage. Impaired inventories are written off to work-in-process in the period identified.

        Work-in-process inventory includes deferred production costs for the excess of production costs over the estimated average cost per ship set, and credit balances for favorable variances on contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks. Recovery of excess over average deferred production costs is dependent on the number of ship sets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. Work-in-process inventory also includes non-recurring production costs. Non-recurring production costs include design and engineering costs and test articles.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        Finished goods inventory is stated at its estimated average per unit cost based on all units expected to be produced.

        Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant customer-directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a certain number of ship set deliveries.

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

        In January 2010, we adopted a change in accounting estimate which extended the useful lives of certain assets. The effect of this change was a $14.6 decrease in depreciation capitalized to inventory for the twelve-month period ended December 31, 2010, which will eventually flow through cost of sales following the process for contract accounting.

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

  Derivative Instruments and Hedging Activity

        We use derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. To account for our derivative financial instruments, we follow the FASB guidance on accounting for derivatives and hedges. Derivative financial instruments are recognized on the Consolidated Balance Sheets as either assets or liabilities and are measured at fair value. Changes in fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item or when the hedge is no longer effective. We present the cash flows associated with our derivatives as a component of the operating or investing sections of the statement of cash flows. Our use of derivatives has generally been limited to interest rate swaps and foreign currency forward contracts. The Company enters into foreign currency forward contracts to reduce the risks associated with the changes in foreign operating or exchange rates on sales and cost of sales denominated in currencies other than the entities' functional currency.

  Fair Value of Financial Instruments

        Financial instruments are measured in accordance with FASB authoritative guidance related to fair value measurements. This guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. See Note 9, Fair Value Measurements. The three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies, is:

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  Income Taxes

        Income taxes are accounted for in accordance with FASB authoritative guidance on accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. A valuation allowance is recorded to reduce deferred income tax assets to an amount that in management's opinion will ultimately be realized. Tax rate changes impacting these assets and liabilities are recognized in the period during which the rate change occurs.

        We record an income tax expense or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB authoritative guidance on accounting for the uncertainty in income taxes. The final tax outcome for these matters may be different than management's original estimates made in determining the income tax provision. A change to these estimates could impact the effective tax rate and net income or loss in subsequent periods. We use the flow-through accounting method for tax credits. Under this method, tax credits reduce income tax expense.

  Stock-Based Compensation and Other Share-Based Payments

        Many of the Company's employees are participants in various stock compensation plans. The Company accounts for stock option plans, restricted share plans and other stock-based payments in accordance with FASB authoritative guidance pertaining to share-based payment. The expense attributable to the Company's employees is recognized over the period the amounts are earned and vested, as described in Note 15.

  Service and Product Warranties and Extraordinary Rework

        Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are made at the time products are sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims.

        The following is a roll forward for the warranty and extraordinary rework provision as of December 31, 2011 and December 31, 2010:

	2011	2010
Balance, January 1	$18.7	$13.1
Charges to costs and expenses(1)	18.4	7.0
Write-offs, net of recoveries	(17.5)	(1.3)
Exchange rate	—	(0.1)

Balance, December 31	$19.6	$18.7

(1)
During 2011, we expensed an additional $9.0 to charges and unallocated cost of sales due to changes in claims data and historical experience.

New Accounting Pronouncements

        In December 2011, the FASB issued Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (FASB ASU 2011-11). The amendments in this update will require an entity to disclose information about offsetting and related arrangements to

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

enable users of its financial statements to understand the effect of those arrangements on its financial position. The intention is to enhance required disclosures by improving information about financial instruments and derivative instruments that are either offset in accordance with FASB guidance or are subject to an enforceable master netting arrangement; irrespective of whether they are offset in accordance with FASB guidance. The provisions of FASB ASU 2011-11 are effective for annual reporting periods beginning on or after January 1, 2013. The adoption of the provisions of FASB ASU 2011-11 is not expected to have a material impact on the Company's consolidated financial statements.

        In September 2011, the FASB issued Accounting Standards Update 2011-08, Intangibles — Goodwill and Other — (Topic 350) Testing Goodwill for Impairment (FASB ASU 2011-08). The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. Adoption of the provisions of FASB ASU 2011-8 did not have a material impact on the Company's consolidated financial statements.

        In September 2011, the FASB issued Accounting Standards Update 2011-09, Compensation — Retirement Benefits — Multiemployer Plans (Subtopic 715-80) Disclosures about an Employer's Participation in a Multiemployer Plan (FASB ASU 2011-09). The amendments in this update require additional disclosures about an employer's participation in a multiemployer plan. For public entities, the amendments in this update are effective for annual periods for fiscal years ending after December 15, 2011, and thus were effective for Spirit for the twelve months ended December 31, 2011. The amendments should be applied retrospectively for all prior periods presented. Adoption of the provisions of FASB ASU 2011-09 did not have a material impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income ("FASB ASU 2011-05"), which gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The provisions of FASB ASU 2011-05 are effective for interim periods and fiscal years beginning after December 15, 2011, with early adoption permitted. Adoption of the provisions of FASB ASU 2011-05 did not have a material impact on the Company's consolidated financial statements.

        In May 2011, the FASB issued Accounting Standards Update 2011-04 Fair Value Measurements (Topic 820) — Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, ("FASB ASU 2011-04"). This update will require disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy, and the categorization by level of the

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. FASB ASU 2011-04 will be effective during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of the provisions of FASB ASU 2011-04 is not expected to have a material impact on the Company's consolidated financial statements

        In April 2010, the FASB issued Accounting Standards Update 2010-17, Revenue Recognition — Milestone Method (Topic 605) ("FASB ASU 2010-17"), which provides guidance on applying the milestone method of revenue recognition in arrangements with research and development activities. The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010 and thus were effective for the Company's fiscal quarter ended March 31, 2011. Adoption of the provisions of FASB ASU 2010-17 did not have a material impact on the Company's consolidated financial statements.

3.     Accounts Receivable, net

        Accounts receivable, net consists of the following:

	December 31, 2011	December 31, 2010
Trade receivables(1)(2)	$258.0	$191.5
Other	10.6	8.7
Less: allowance for doubtful accounts	(1.4)	—

Accounts receivable, net	$267.2	$200.2

(1)
Includes unbilled receivables of $17.4 and $11.3 at December 31, 2011 and December 31, 2010, respectively.

(2)
Includes $39.7 and $18.5 held in retainage by customers at December 31, 2011 and December 31, 2010, respectively.

        Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned in which the recovery will occur over the term of the contract, which could exceed one year.

4.     Inventory

        Inventories are summarized as follows:

	December 31, 2011	December 31, 2010
Raw materials	$236.9	$234.0
Work-in-process	1,858.0	1,748.5
Finished goods	40.8	40.9

Product inventory	2,135.7	2,023.4
Capitalized pre-production	495.2	484.5

Total inventory, net	$2,630.9	$2,507.9

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        Inventories are summarized by platform as follows:

	December 31, 2011	December 31, 2010
B737	$297.2	$261.1
B747(1)	136.9	167.7
B767	31.5	19.6
B777	129.0	115.9
B787(2)	971.1	1,115.1
Airbus — All platforms(3)	269.7	134.4
G280(4)	80.1	108.7
G650	501.1	383.3
Rolls-Royce	95.6	73.1
Sikorsky(5)	17.5	27.3
Aftermarket	43.1	36.4
Other in-process inventory related to long-term contracts and other programs(6)	58.1	65.3

Total inventory, net	$2,630.9	$2,507.9

(1)
Net of $18.3 forward-loss recorded during 2011 for the B747-8 program.

(2)
Net of settlement adjustments related to the B787 Amendment recorded in the second quarter of 2011.

(3)
Net of $3.0 forward-loss recorded during 2011 for the A350 XWB non-recurring wing contract.

(4)
Net of $81.8 forward-loss recorded during 2011 for the G280 wing program.

(5)
Net of $29.0 forward-loss recorded during 2011 for the Sikorsky CH-53K helicopter program.

(6)
Includes non-program specific inventory cost accruals and miscellaneous other work-in-process.

        Non-recurring production costs include design and engineering costs and test articles.

        Non-recurring production costs included in inventory are summarized as follows:

	December 31, 2011	December 31, 2010
B737	$12.8	$7.4
B747-8	10.8	24.6
B767	5.8	—
B777	1.9	0.4
B787	17.1	—
Airbus — All platforms(1)	41.4	9.8
Rolls-Royce	58.0	57.3
Sikorsky(2)	17.5	27.3
Other	1.8	3.4

Total non-recurring production costs in inventory, net	$167.1	$130.2

(1)
Net of $3.0 forward-loss recorded during 2011 for the A350 XWB non-recurring wing contract.

(2)
Net of $29.0 forward-loss recorded during 2011 for the Sikorsky CH-53K helicopter program.

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

        The following is a roll forward of the capitalized pre-production costs, net of forward-loss, included in the inventory balance at December 31, 2011:

	2011	2010
Balance, January 1	$484.5	$441.0
Charges to costs and expenses	(70.5)	(14.2)
Capitalized costs	81.2	57.7

Balance, December 31	$495.2	$484.5

        Capitalized pre-production costs, net of forward-losses, included in inventory are summarized as follows:

	December 31, 2011	December 31, 2010
B747-8	$5.5	$—
B767	0.3	—
B777	1.8	—
B787	210.5	221.8
G280	—	30.5
G650	240.9	232.2
A350 XWB	36.2	—

Total capitalized pre-production	$495.2	$484.5

        Work-in-process inventory includes deferred production costs for the excess of production costs over the estimated average cost per ship set, and credit balances for favorable variances on contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks. Recovery of excess-over-average deferred production costs is dependent on the number of ship sets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts will be fully recovered.

        Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.

        The following is a roll forward of the deferred production included in the inventory balances at December 31, 2011:

	2011	2010
Balance, January 1	$760.0	$457.4
Charges to costs and expenses	(488.7)	(179.5)
Capitalized costs	542.1	483.3
Exchange rate	(0.2)	(1.2)

Balance, December 31	$813.2	$760.0

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        Deferred production inventory includes claims or other similar items subject to uncertainty concerning their determination or realization. At December 31, 2011, these items represented less than 4% of the total ending deferred production balance.

        Deferred production costs and credit balances included in inventory are summarized as follows:

	December 31, 2011	December 31, 2010
B747-8	$31.8	$37.2
B787(1)	533.2	639.3
G280	37.2	9.2
G650	167.1	67.7
Rolls-Royce	25.5	7.1
Other contracts	25.7	23.9
Credit balances on other contracts	(7.3)	(24.4)

Total deferred production	$813.2	$760.0

(1)
Approximately $155.8 of cost capitalized in deferred production is related to deliveries of twenty-five B787 ship sets for the twelve months ended December 31, 2011.

        Significant removal of capitalized pre-production and deferred production inventory will occur over the following contract blocks:

	Contract Block Quantity	Orders(1)
B747-8(2)	56	95
B787(2)	500	859
G280(3)	250	20
G650(4)	350	100
Rolls-Royce(5)	350	45

(1)
Firm orders are from the published firm-order backlogs of Airbus and Boeing. For all other programs, orders represent purchase orders received from OEM's and are not reflective of OEM sales backlog.

(2)
Contract block quantities are projected to fully absorb the balance of capitalized pre-production and deferred inventory.

(3)
As of December 31, 2011, 92% of capitalized pre-production and deferred production inventory is recoverable over future anticipated production orders for this program. Should those orders not materialize in future periods, potential impairment charges may be necessary.

(4)
As of December 31, 2011, 71% of capitalized pre-production and deferred production inventory is recoverable over future anticipated production orders for this program. Should those orders not materialize in future periods, potential impairment charges may be necessary.

(5)
As of December 31, 2011, 87% of capitalized pre-production and deferred production inventory is recoverable over future anticipated production orders for this program. Should those orders not materialize in future periods, potential impairment charges may be necessary.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

5.     Property, Plant and Equipment

        Property, plant and equipment, net consists of the following:

	December 31, 2011	December 31, 2010
Land	$17.0	$17.1
Buildings (including improvements)	431.5	419.7
Machinery and equipment	849.3	751.4
Tooling	665.0	543.5
Capitalized software	118.7	103.9
Construction-in-progress	204.0	174.3

Total	2,285.5	2,009.9
Less: accumulated depreciation	(669.8)	(539.9)

Property, plant and equipment, net	$1,615.7	$1,470.0

        Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $5.4 and $10.2 for the twelve months ended December 31, 2011 and December 31, 2010, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized $115.5, $88.9 and $91.6 in repair and maintenance costs for the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

        We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal-use software. Depreciation expense related to capitalized software was $18.6, $16.4 and $15.2 for the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

6.     Other Assets

        Other assets are summarized as follows:

	December 31, 2011	December 31, 2010
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	26.8	26.8

Total intangible assets	38.5	38.5
Less: Accumulated amortization-patents	(1.1)	(0.9)
Accumulated amortization-favorable leasehold interest	(4.2)	(3.6)
Accumulated amortization-customer relationships	(19.3)	(15.9)

Intangible assets, net	13.9	18.1
Deferred financing
Deferred financing costs	64.0	64.4
Less: Accumulated amortization-deferred financing costs	(35.0)	(29.4)

Deferred financing costs, net	29.0	35.0
Other
Fair value of derivative instruments	0.6	1.2
Goodwill — Europe	2.9	2.9
Equity in net assets of affiliates	4.5	4.3
Customer supply agreement(1)	39.8	39.6
Other	5.7	8.8

Total	$96.4	$109.9

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

        The Company recognized $4.2, $4.1 and $4.1 of amortization expense of intangibles for the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009 respectively.

        Estimated amortization expense associated with the Company's amortizable intangible assets for each of the next five years is as follows:

2012	$4.1
2013	$4.1
2014	$1.2
2015	$0.7
2016	$0.7

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The following is a roll forward of the carrying amount of goodwill at December 31, 2011:

	2011	2010
Balance, January 1	$2.9	$3.0
Goodwill acquired	—	—
Exchange rate	—	(0.1)

Balance, December 31	$2.9	$2.9

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

        Deferred revenue/credits.    Deferred revenue/credits generally consists of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables. These payments are classified as deferred revenue/credits when received and recognized as revenue as the production units are delivered. In the fourth quarter of 2010, as part of a memorandum of agreement with Boeing related to the B787 contract, a payment of $236.2 was recorded as current deferred revenue/credits. A formal amendment implementing the terms of the memorandum of agreement was finalized and the related revenue recognized in the second quarter of 2011, as the terms related to prior performance.

        Advance payments and deferred revenue/credits are summarized by platform as follows:

	December 31, 2011	December 31, 2010
B737	$23.6	$32.5
B747-8	0.2	0.7
B787	629.1	1,023.3
Airbus — All platforms	30.3	54.9
Gulfstream	35.6	37.5
Other	9.1	7.3

Total advance payments and deferred revenue/credits	$727.9	$1,156.2

8.     Government Grants

        We received grants in the form of government funding for a portion of the site construction and other specific capital asset cost at our Kinston, North Carolina and Subang, Malaysia sites. Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income is being amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of December 31, 2011, the value recorded within property, plant and equipment related to the use of grant funds in North Carolina and

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Malaysia was $143.6, prior to amortization, including foreign exchange rate changes. For the twelve months ended December 31, 2010, $8.9 recorded within property, plant and equipment represented transactions where funds have been paid directly to contractors by an agency of the Malaysian Government in the case of Malaysia, and by the escrow agent in North Carolina, so they are not reflected on our consolidated statements of cash flows. There were no such payments for the twelve months ended December 31, 2011.

        Deferred grant income liability, net consists of the following:

	2011	2010
Balance, January 1	$133.5	$129.3
Grant liability recorded	—	8.9
Grant income recognized	(5.4)	(3.1)
Exchange rate	(0.2)	(1.6)

Total deferred grant income liability, December 31	$127.9	$133.5

        The asset related to the deferred grant income, net consists of the following:

	2011	2010
Beginning Balance, January 1	$133.4	$129.3
Amount paid by agency/escrow agent	—	8.9
Depreciation	(5.1)	(3.1)
Exchange rate	—	(1.7)

Total asset value related to deferred grant income, December 31	$128.3	$133.4

9.     Fair Value Measurements

        FASB's authoritative guidance on fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance discloses three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.
Level 2	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Observable inputs, such as current and forward interest rates and foreign exchange rates, are used in determining the fair value of our interest rate swaps and foreign currency hedge contracts.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets and liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

	Fair Value Measurements
	December 31, 2011			At December 31, 2011 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$75.3	$75.3	$—	$75.3	$—	$—
Interest Rate Swaps	$(4.8)	$—	$(4.8)	$—	$(4.8)	$—
Foreign Currency Hedge Contracts	$(0.4)	$1.2	$(1.6)	$—	$(0.4)	$—

	Fair Value Measurements
	December 31, 2010			At December 31, 2010 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$372.1	$372.1	$—	$372.1	$—	$—
Interest Rate Swaps	$(9.3)	$—	$(9.3)	$—	$(9.3)	$—
Foreign Currency Hedge Contracts	$(1.6)	$2.0	$(3.6)	$—	$(1.6)	$—

        The fair value of the interest rate swaps and foreign currency hedge contracts are determined by using mark-to-market reports generated for each derivative and evaluated for counterparty risk. In the case of the interest rate swaps, the Company evaluated its counterparty risk using credit default swaps, historical default rates and credit spreads.

        The Company's long-term debt consists of a senior secured term loan, senior unsecured notes, and the Malaysia term loan. The estimated fair value of our debt obligations is based on the quoted market prices for such obligations. The following table presents the carrying amount and estimated fair value of long-term debt in accordance with FASB authoritative guidance on fair value measurements related to disclosures of financial instruments:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$561.9	$560.1	$566.2	$568.3
Senior unsecured notes due 2017	294.9	325.5	294.2	315.0
Senior unsecured notes due 2020	300.0	317.9	300.0	300.4
Malaysian loan	16.1	14.1	18.2	17.9

Total	$1,172.9	$1,217.6	$1,178.6	$1,201.6

        See Investments Footnote 11 for Fair Value disclosure on government and corporate debt securities.

10.   Derivative and Hedging Activities

        The Company enters into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. The Company also enters into foreign currency hedge contracts to reduce the

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

risks associated with the changes in foreign exchange rates on sales and cost of sales denominated in currencies other than the entities' functional currency. Any gains or losses on the hedges are included in earnings when the underlying transaction that was hedged occurs. The Company does not use these contracts for speculative or trading purposes. On the inception date, the Company designates a derivative contract as either a fair value or cash flow hedge in accordance with FASB guidance on accounting for derivatives and hedges and links the contract to either a specific asset or liability on the balance sheet, or to forecasted commitments or transactions. The Company formally documents the hedging relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on a quarterly basis, whether the derivative item is effective in offsetting changes in fair value or cash flows.

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

        The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of December 31, 2011 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The Company's hedge agreements do not include provisions requiring collateral. The Company has certain derivative instruments covered by master netting arrangements whereby, in the event of a default as defined by the senior secured credit facility or termination event, the non-defaulting party has the right to offset any amounts payable against any obligation of the defaulting party under the same counterparty agreement.

        The entire asset classes of the Company, including hedges, are pledged as collateral for both the term loan and the revolving credit facility under the Company's senior secured credit facility (see Note 12, Debt).

Interest Rate Swaps

        We enter into floating-to-fixed interest rate swap agreements periodically. As of December 31, 2011, the interest rate swap agreements had notional amounts totaling $325.0.

Notional Amount	Expires	Variable Rate	Fixed Rate(1)	Effective Fixed Rate(2)	Fair Value, December 31, 2011
$ 50	March 2013	1 Month LIBOR	0.72%	3.63%	$—
$ 50	June 2013	1 Month LIBOR	0.84%	3.74%	$(0.3)
$225	July 2014	1 Month LIBOR	1.37%	4.28%	$(4.5)

				Total	$(4.8)

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

        The purpose of entering into these swaps was to reduce the Company's exposure to variable interest rates. The interest rate swaps settle on a monthly basis when interest payments are made. These settlements occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of ($4.8) and ($9.3) at December 31, 2011 and December 31, 2010, respectively.

Foreign Currency Forward Contracts

        Spirit's wholly-owned subsidiary Spirit AeroSystems (Europe) Limited ("Spirit Europe") has certain sales, expenses, assets and liabilities that are denominated in British pounds sterling. However, certain sales of Spirit Europe's products and some procurement costs are denominated in U.S. dollars and Euros. As a consequence, movements in exchange rates could cause net sales and our expenses to fluctuate, affecting our profitability and cash flows. In addition, even when revenues and expenses are matched, we must translate British pound sterling denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar as compared to the British pound sterling will affect our reported results of operations and the value of our assets and liabilities on our consolidated balance sheet, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods and/or result in significant changes to the carrying value of our assets, liabilities and shareholders' equity.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        We use foreign currency hedge contracts to reduce our exposure to currency exchange rate fluctuations, which include hedging contracts to hedge U.S. dollar revenue from certain customers. The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. The hedges are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. Gains and losses from these cash flow hedges are recorded to other comprehensive income until the underlying transaction for which the hedge was placed occurs and then the value in other comprehensive income is reclassified to earnings. The exception to the aforementioned treatment of realized gains/losses involves certain cash payments to Airbus, payable in British pounds sterling which were hedged, and this amount in other comprehensive income was reclassified into other assets when the underlying transaction occurred and will be amortized over the first A350 XWB contract block. The amount of unamortized loss reclassified out of other comprehensive income into other assets for the three months ended December 31, 2011 was zero and for the twelve months ended December 31, 2011 was ($1.1) before tax, or ($0.7) after tax. The fair value of the forward contracts was a net liability of ($0.4) as of December 31, 2011.

  Notional Amount

	December 31, 2011
Year	USD Buy/(Sell)(1)	Foreign Buy/(Sell)(1)	Average Contract Rate	Average Reevaluation Rate	Net Liability Fair Value	Risk From Change In Reevaluation Rate
2012	$(9.0)	£ 5.6	1.6000	1.5492	$(0.3)	$0.9
2013	—	(0.1)			(0.1)	—

	$(9.0)	£ 5.5			$(0.4)	$0.9

(1)
Includes foreign currency hedge contracts for 2012 through 2013 novated to Spirit Europe as a result of the acquisition of BAE Aerostructures on April 1, 2006, which had no underlying contractual transactions at the inception date of the contracts and, therefore, are classified as net debt securities which are not subject to hedge accounting. The mark-to-market values of these net debt securities are recorded through the consolidated statement of operations on a monthly basis in accordance with FASB authoritative guidance on investments — debt and equity securities disclosures.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The following table summarizes the Company's fair value of outstanding derivatives at December 31, 2011 and December 31, 2010:

	Fair Values of Derivative Instruments
	Other Asset Derivatives		Other Liability Derivatives
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Derivatives designated as hedging instruments
Interest rate swaps
Current	$—	$—	$2.4	$9.3
Non-current	—	—	2.4	—
Foreign currency hedge contracts
Current	—	0.1	0.2	1.3
Non-current	—	—	—	0.2

Total derivatives designated as hedging instruments	—	0.1	5.0	10.8

Derivatives not designated as hedging instruments
Foreign currency hedge contracts
Current	0.6	0.7	0.7	0.7
Non-current	0.6	1.2	0.7	1.4

Total derivatives not designated as hedging instruments	1.2	1.9	1.4	2.1

Total derivatives	$1.2	$2.0	$6.4	$12.9

        The impact on other comprehensive income ("OCI") and earnings from cash flow hedges for the twelve months ended December 31, 2011 and December 31, 2010 was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)		Location of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Twelve Months Ended			For the Twelve Months Ended			For the Twelve Months Ended
	December 31, 2011	December 31, 2010		December 31, 2011	December 31, 2010		December 31, 2011	December 31, 2010
Interest rate swaps	$(4.2)	$(3.0)	Interest expense	$8.4	$15.0	Other (income)/ expense	$—	$—
Foreign currency hedge contracts	0.5	(1.3)	Sales/ Revenue	0.3	1.1	Other (income)/expense	—	—

Total	$(3.7)	$(4.3)		$8.7	$16.1		$—	$—

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The impact on earnings from foreign currency hedge contracts that do not qualify as cash flow hedges was not material for the twelve months ended December 31, 2011 and December 31, 2010.

        Gains and losses accumulated in OCI for interest rate swaps are reclassified into earnings as each interest rate period is reset. During the next twelve months, the Company estimates that a loss of ($1.6) will be reclassified from OCI, net of tax, as a charge to earnings from interest rate swaps. Interest rate swaps are placed for a period of time not to exceed the maturity of the Company's senior secured term loan. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.

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

11.   Investments

        The amortized cost and approximate fair value of held-to-maturity securities are as follows:

	December 31, 2011		December 31, 2010
	Current	Noncurrent	Current	Noncurrent
Government and Corporate Debt Securities
Amortized cost	$0.4	$3.1	$0.9	$2.6
Unrealized gains	—	—	—	—
Unrealized losses	—	(0.1)	—	—

Fair value	$0.4	$3.0	$0.9	$2.6

        Maturities of held-to-maturity securities at December 31, 2011 are as follows:

	Amortized Cost	Approximate Fair Value
Within One Year	$0.4	$0.4
One to Five Years	2.0	2.0
Five to Ten Years	0.2	0.2
After Ten Years	0.9	0.8

Total	$3.5	$3.4

        At December 31, 2011 and December 31, 2010, the fair value of certain investments in debt and marketable securities are less than their historical cost. Total fair value of these investments at December 31, 2011 and December 31, 2010, was $1.8 and $1.2, respectively, which is approximately 53% and 34% of the Company's held-to-maturity investment portfolio. These declines primarily resulted from decreases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.

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

12.   Debt

        Total debt shown on the balance sheet is comprised of the following:

	December 31, 2011	December 31, 2010
Senior secured term loan (short and long-term)	$561.9	$566.2
Senior notes (due 2017 and 2020)	594.9	594.2
Malaysian term loan	16.1	18.2
Present value of capital lease obligations	15.2	17.2
Other	12.8	1.0

Total	$1,200.9	$1,196.8

  Senior Secured Term Loan

        We are a party to a credit agreement that consists of a senior secured term loan and a senior secured revolving line of credit. On October 15, 2010, we entered into Amendment No. 3 to the credit agreement. As a result of the amendment, among other things, the revolving credit commitment was increased from $408.8 to $650.0 and the maturity date of the revolving credit commitment was extended to September 30, 2014. The credit agreement amendment also extended the maturity date for $437.4 (Term B-2) of the outstanding term loan to September 30, 2016. The maturity date for the $130.2 (Term B-1) balance of the outstanding term loan remained at September 30, 2013. Substantially all of Spirit's assets, including inventory and property, plant and equipment are pledged as collateral for both the term loan and the revolving credit facility. As of December 31, 2011 and December 31, 2010, the outstanding balance of the term loan was $561.9 and $566.2, respectively. Amounts outstanding under the revolving credit facility were zero at December 31, 2011 and December 31, 2010. As of December 31, 2011, there were $19.9 of letters of credit outstanding under the revolving credit agreement.

        The Company can borrow funds on its revolving credit agreement as either (i) a Eurodollar Loan, based on LIBOR or, (ii) an Alternate Base Rate (ABR) Loan, based on a rate defined in our credit agreement, plus an applicable margin as set forth in the table below:

	Total Leverage Ratio	Eurodollar Margin	ABR Margin
Level I	≥2.5:1	4.00%	3.00%
Level II	<2.5:1 but ≥1.75:1	3.50%	2.50%
Level III	<1.75:1	3.00%	2.00%

        At December 31, 2011, the Company's total leverage ratio was 2.44:1.0 resulting in applicable margins of 3.50% and 2.50% on Eurodollar and ABR Loans respectively.

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

        The credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. The credit agreement also contains the following financial covenants (as defined in the credit agreement) through the final maturity date of the credit agreement:

Covenant Leverage Ratio	Shall not exceed 2.5:1.0
Interest Coverage Ratio	Shall not be less than 4.0:1.0
Total Leverage Ratio	Shall not exceed 3.5:1.0

        The Financial Covenant ratios are calculated as of the last day of each fiscal quarter. Failure to meet these financial covenants would be an event of default under the credit agreement. As of December 31, 2011, we were and expect to remain in full compliance with all covenants contained within our credit agreement for the foreseeable future.

  Senior Notes

        On November 18, 2010, we issued $300.0 aggregate of 6.75% Senior Notes due December 15, 2020 (the "2020 Notes"), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit's existing and future domestic subsidiaries that guarantee Spirit's obligations under Spirit's senior secured credit facility. The carrying value of the 2020 Notes was $300.0 as of December 31, 2011.

        On September 30, 2009, we issued $300.0 of 7.50% Senior Notes due October 1, 2017 (the "2017 Notes"), with interest payable, in cash in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit's existing and future domestic subsidiaries that guarantee Spirit's obligations under Spirit's senior secured credit facility. The carrying value of the 2017 Notes was $294.9 as of December 31, 2011.

        As of December 31, 2011, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes for the foreseeable future.

  Malaysian Term Loan

        On June 2, 2008, the Company's wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement ("Facility Agreement") for a term loan facility for Ringgit Malaysia RM 69.2 (approximately USD $20.0 equivalent) (the "Malaysia Facility"), with the Malaysian Export-Import Bank. The facility requires quarterly principal repayments of RM 3.3 (USD $1.0) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum. The Malaysia Facility loan balance as of December 31, 2011 was $16.1.

  France Factory

        On July 17, 2009, the Company's indirect wholly-owned subsidiary, Spirit AeroSystems France SARL ("Spirit France") entered into a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of an aerospace-related

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

component assembly plant in Saint-Nazaire, France (the "Saint-Nazaire Project"). Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of December 31, 2011, the Saint-Nazaire capital lease balance was $11.4.

  Lease Commitment

        In September 2011, the Company entered into a lease agreement for a building in Kinston, North Carolina. As part of the lease agreement, the Company's landlord agreed to certain renovations to the facility to convert the space from a warehouse to a manufacturing facility. The Company may be responsible for a portion of the construction costs and has been deemed as the owner of the building during the construction period under the FASB authoritative guidance on accounting for lessee involvement in asset construction. A total of $5.6 has been capitalized to record the facility on the Company's books with an offsetting credit to the lease financing liability.

        At the completion of the construction of the initial renovations in early 2012, the lease will be reviewed for potential sale-leaseback treatment in accordance with the FASB authoritative guidance on accounting for lessee involvement in asset construction. If sale-leaseback treatment is applicable, the amount capitalized and the corresponding liability will be reversed. If however, sale-leaseback accounting is not applicable, the building and associated lease financing liability would remain on the Company's books, the lease financing liability would be amortized over the lease term based on the payments designated in the agreement and the building would be depreciated on a straight line basis over the lease term.

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

        The collective bargaining agreement with the UAW requires the Company to contribute a specified amount per hour of service to a multi-employer defined benefit pension plan (IAM National Pension Fund). The specified amount was $1.30 in 2009 and $1.35 in 2010. Per the newly negotiated UAW collective bargaining agreement, the pension contributions will be as follows:

  Effective 1/1/2011 — $1.45
  Effective 1/1/2012 — $1.50
  Effective 1/1/2014 — $1.55
  Effective 1/1/2016 — $1.60
  Effective 1/1/2018 — $1.65
  Effective 1/1/2019 — $1.70
  Effective 1/1/2020 — $1.75

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The risk of this multi-employer plan is different from single-employer plans in the following aspects:

    1.
    Assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers.

    2.
    If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

    3.
    If the Company chooses to stop participating in the multi-employer plan, the Company may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

        The following table summarizes the multi-employer plan to which the Company contributes:

		Pension Protection Act Zone Status
									Expiration Date of Collective- Bargaining Agreement
				FIP/RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed
Pension Fund		2010	2011		2009	2010	2011
IAM National Pension Fund	51-60321295	Green	Green	No	$18.1	$19.9	$22.8	No	IAM June 27, 2020 UAW November 30, 2020
Pension Fund	Year Company Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan's Year-End)
IAM National Pension Fund	2009, 2010, 2011

  Defined Contribution Plans

        The Company contributes to a defined contribution plan available to all U.S. employees, excluding IAM and UAW represented employees. Under the plan, the Company makes a matching contribution of 75% of the employee contribution to a maximum 8% of eligible individual employee compensation. In addition, non-matching contributions based on an employee's age and service are paid at the end of each calendar year for certain employee groups.

        The Company recorded $38.4, $37.0 and $36.3 in contributions to these plans for the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

        On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who are hired after the date of acquisition. Under the plan, the Company contributes 8% of basic salary while participating employees are required to contribute 4% of basic salary. The Company recorded $0.7 in contributions to this plan for the period ended December 31, 2011, $0.6 in contributions for the period ended December 31, 2010 and $0.8 in contributions for the period ended December 31, 2009.

  Defined Benefit Pension Plans

        Effective June 17, 2005, pension assets and liabilities were spun-off from three Boeing qualified plans into four qualified Spirit AeroSystems plans for each Spirit employee who did not retire from Boeing by August 1, 2005. Effective December 31, 2005, all four qualified plans were merged together. In addition, Spirit has one nonqualified plan providing supplemental benefits to executives (SERP) who transferred from a Boeing nonqualified plan to a Spirit AeroSystems plan and elected to keep their benefits in this plan. Both plans are frozen as of the date of the Boeing Acquisition (i.e., no future service benefits are

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

being earned in these plans). We intend to fund our qualified pension plan through a trust. Pension assets are placed in trust solely for the benefit of the pension plans' participants and are structured to maintain liquidity that is sufficient to pay benefit obligations.

        On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined benefit pension plan for those employees that had pension benefits remaining in BAE Systems' pension plan. The plan is not open to new participants. The liability to the Company represents the cost of providing benefits in line with salary increases to the extent that future salary increases exceed the inflation adjustments applied to the benefits within the BAE Systems plan. BAE Systems will provide increases to past service benefits in line with inflation, subject to a maximum of 5% per annum compounded, and the Company's plan is responsible for funding the difference between the BAE Systems increases and actual salary increases. In addition, this plan provides future service benefit accruals for covered employees.

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

  Obligations and Funded Status

        The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the consolidated balance sheets for the fiscal years 2011 and 2010. Benefit obligation balances presented in the tables reflect the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for our pension plans, and accumulated post-retirement benefit obligations (APBO) for our post-retirement medical plan. We use an end of fiscal year measurement date of December 31 for our U.S. pension and post-retirement medical plans as required by FASB authoritative guidance.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2011	2010	2011	2010
Change in projected benefit obligation:
Beginning balance	$746.4	$645.5	$72.0	$61.9
Service cost	—	—	3.0	2.9
Employee contributions	—	—	—	—
Interest cost	41.9	39.5	3.7	3.9
Actuarial (gains) and losses	127.2	63.2	5.3	3.4
Benefits paid	(5.6)	(1.8)	(0.2)	(0.1)

Projected benefit obligation at the end of the period	$909.9	$746.4	$83.8	$72.0

Assumptions used to determine benefit obligation:
Discount rate	4.69%	5.67%	4.23%	5.33%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	8.97%	9.47%
Ultimate trend rate	N/A	N/A	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	2030	2030
Change in fair value of plan assets:
Beginning balance	$915.0	$815.9	$—	$—
Actual return on assets	120.1	101.3	—	—
Employer contributions to plan	—	—	0.2	0.1
Benefits paid	(5.5)	(1.8)	(0.2)	(0.1)
Expenses paid	(2.4)	(0.4)	—	—

Ending balance	$1,027.2	$915.0	$—	$—

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$117.3	$168.6	$(83.8)	$(72.0)
Employer contributions between measurement date and fiscal year end	—	—	—	—

Net amounts recognized	$117.3	$168.6	$(83.8)	$(72.0)

Amounts recognized in the balance sheet:
Noncurrent assets	$118.3	$169.5	$—	$—
Current liabilities	—	—	(0.6)	(0.3)
Noncurrent liabilities	(1.0)	(0.9)	(83.2)	(71.7)

Net amounts recognized	$117.3	$168.6	$(83.8)	$(72.0)

Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated gain (loss)	(149.5)	(76.2)	(20.4)	(15.8)

Accumulated other comprehensive income (AOCI)	$(149.5)	$(76.2)	$(20.4)	$(15.8)
Cumulative employer contributions in excess of net periodic benefit cost	266.8	244.8	(63.4)	(56.2)

Net amount recognized in the balance sheet	$117.3	$168.6	$(83.8)	$(72.0)

Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation/APBO	$1.0	$0.9	$83.8	$72.0
Accumulated benefit obligation	1.0	0.9	—	—

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2011	2010
Change in projected benefit obligation:
Beginning balance	$46.4	$39.8
Service cost	6.0	5.8
Interest cost	2.5	2.2
Employee contributions	0.1	0.1
Actuarial (gains) and losses	2.0	(0.5)
Benefits paid	(0.3)	(0.1)
Rebates from U.K. Government	1.0	0.8
Exchange rate changes	(0.5)	(1.7)

Projected benefit obligation at the end of the period	$57.2	$46.4

Assumptions used to determine benefit obligation:
Discount rate	4.80%	5.30%
Rate of compensation increase	3.20%	3.55%
Change in fair value of plan assets:
Beginning balance	$49.4	$39.7
Actual return on assets	(0.4)	4.0
Company contributions	7.6	7.3
Employee contributions	0.1	0.1
Rebates from U.K. Government	1.7	0.1
Benefits paid	(0.3)	(0.1)
Exchange rate changes	(0.4)	(1.7)

Ending balance	$57.7	$49.4

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	0.5	3.0

Net amounts recognized	$0.5	$3.0

Amounts recognized in the balance sheet:
Noncurrent assets	$0.5	$3.0
Noncurrent liabilities	—	—

Net amounts recognized	$0.5	$3.0

Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated gain (loss)	3.3	8.3

Accumulated other comprehensive income (AOCI)	3.3	8.3
Prepaid (unfunded accrued) pension cost	(2.8)	(5.3)

Net amount recognized in the balance sheet	$0.5	$3.0

Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation/APBO	$—	$—
Accumulated benefit obligation	—	—
Fair value of assets	$—	$—

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  Annual Expense

        The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for 2011, 2010 and 2009 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.S. Plans	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost (income):
Service cost	$—	$—	$—	$3.0	$2.9	$2.0
Interest cost	41.9	39.5	37.5	3.7	3.9	2.8
Expected return on plan assets	(63.8)	(61.0)	(54.1)	—	—	—
Amortization of net (gain) loss	—	—	8.5	0.7	0.9	—

Net periodic benefit cost (income)	(21.9)	(21.5)	(8.1)	7.4	7.7	4.8

Other changes recognized in OCI:
Total recognized in OCI (income) loss	$73.3	$23.3	$(103.1)	$4.6	$2.4	$12.8
Total recognized in net periodic benefit cost and OCI	$51.4	$1.8	$(111.2)	$12.0	$10.1	$17.6

Assumptions used to determine net periodic benefit costs:
Discount rate	5.67%	6.15%	6.07%	5.33%	5.89%	6.34%
Expected return on plan assets	7.00%	7.50%	8.00%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	9.47%	10.00%	9.00%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	5.00%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2030	2030	2013

        The estimated net (gain) loss that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year for Pension Benefits is $5.5 and for Other Post-Retirement Benefits plans is $1.3.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for 2011, 2010 and 2009 are as follows:

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2011	2010	2009
Components of net periodic benefit cost (income):
Service cost	$6.0	$5.8	$5.8
Interest cost	2.5	2.1	1.5
Expected return on plan assets	(3.3)	(2.7)	(1.7)
Amortization of net gain	(0.3)	(0.3)	(0.4)

Net periodic benefit cost	$4.9	$4.9	$5.2

Other changes recognized in OCI:
Total income recognized in OCI	$5.9	$(1.1)	$(0.6)
Total recognized in net periodic benefit cost and OCI	$10.8	$3.8	$4.6

Assumptions used to determine net periodic benefit costs:
Discount rate	5.30%	5.70%	5.40%
Expected return on plan assets	6.10%	6.50%	5.74%
Salary increases	3.55%	4.20%	3.50%

        The estimated net (gain) loss that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year for the U.K. plan is zero.

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

        The pension expected return on assets assumption is derived from the long-term expected returns based on the investment allocation by class specified in the Company's investment policy. The expected return on plan assets determined on each measurement date is used to calculate the net periodic benefit (income)/cost of the upcoming plan year.

        Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. To determine the health care cost trend rates the Company considers national health trends and adjusts for its specific plan design and locations.

        A one-percentage point increase in the initial through ultimate assumed health care trend rates would have increased the accumulated post-retirement benefit obligation by $8.0 at December 31, 2011 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2011 by $0.6. A one-percentage point decrease would have decreased the obligation by $7.2 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2011 by $0.6.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

U.S. Plans

        The Company's investment objective is to achieve long-term growth of capital, with exposure to risk set at an appropriate level. This objective shall be accomplished through the utilization of a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities. The allowable asset allocation range is:

Equities	20% - 50%
Fixed income	50% - 80%
Real estate	0% - 7%

        Investment guidelines include that no security, except issues of the U.S. Government, shall comprise more than 5% of total Plan assets and further, no individual portfolio shall hold more than 7% of its assets in the securities of any single entity, except issues of the U.S. Government. The following derivative transactions are prohibited — leverage, unrelated speculation and "exotic" collateralized mortgage obligations or CMOs. Investments in hedge funds, private placements, oil and gas and venture capital must be specifically approved by the Company in advance of their purchase.

        The Company's plans have asset allocations for the U.S., as of December 31, 2011 and December 31, 2010, as follows:

	2011	2010
Asset Category — U.S.
Equity securities — U.S.	29%	29%
Equity securities — International	4%	4%
Debt securities	65%	65%
Real estate	2%	2%

Total	100%	100%

U.K. Plans

        The Trustee's investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan's assets is:

Equity securities	55%
Debt securities	40%
Property	5%

        The Company's plans have asset allocations for the U.K., as of December 31, 2011 and December 31, 2010, as follows:

	2011	2010
Asset Category — U.K.
Equity securities	54%	56%
Debt securities	41%	39%
Other	5%	5%

Total	100%	100%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Projected contributions and benefit payments

        Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be zero in 2012 and discretionary contributions are not expected in 2012. SERP and post-retirement medical plan contributions in 2012 are not expected to exceed $0.7. Expected contributions to the U.K. plan for 2012 are $8.6.

        We monitor our defined benefit pension plan asset investments on a quarterly basis and we believe that we are not exposed to any significant credit risk in these investments.

        The total benefits expected to be paid over the next ten years from the plans' assets or the assets of the Company, by country, are as follows:

U.S.	Pension Plans	Other Post-Retirement Benefit Plans
2012	$9.5	$0.7
2013	$12.8	$2.0
2014	$16.7	$4.0
2015	$21.2	$7.0
2016	$27.1	$8.3
2017-2021	$222.3	$55.3

U.K.	Pension Plans
2012	$0.4
2013	$0.5
2014	$0.6
2015	$0.7
2016	$0.9
2017-2021	$7.6

Fair Value Measurements

        The pension plan assets are valued at fair value. A financial instrument's level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

        Temporary Cash Investments — These investments consist of U.S. dollars and foreign currencies held in master trust accounts. Foreign currencies held are reported in terms of U.S. dollars based on currency exchange rates readily available in active markets. These temporary cash investments are classified as level 1 investments.

        Collective Investment Trusts — These investments are public investment vehicles valued using middle market prices and performance of the fund. The trust allocates notional units to the policy holder based on the underlying notional unit buy (offer) price using the middle market price plus transaction costs. These investments are classified within level 2 of the valuation hierarchy. In addition, the collective investment trust includes a real estate fund which is classified within level 3 of the valuation hierarchy.

        Commingled Equity and Bond Funds — These investments are valued at the closing price reported by the Plan Trustee. These investments are not being traded in an active market, but are backed by various

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

investment securities managed by the Bank of New York. Fair value is being calculated using unobservable inputs that rely on the Bank of New York's own assumptions and are therefore classified within level 2 of the valuation hierarchy, although these assumptions are based on underlying investments which are traded on an active market.

        The Company has revised the classification of certain of its pension assets held in collective investment trusts and commingled equity and bond funds as presented in 2010. After further evaluation of the composition of these holdings, they have been reclassified from level 3 to level 2 investments.

        As of December 31, 2011 and December 31, 2010, the pension plan assets measured at fair value on a recurring basis were as follows:

		At December 31, 2011 Using
Description	December 31, 2011 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary cash investments	$0.2	$0.2	$—	$—
Collective Investment Trusts	$57.5	$—	$54.4	$3.1
Commingled Equity and Bond Funds	$1,027.2	$—	$1,027.2	$—

	$1,084.9	$0.2	$1,081.6	$3.1

		At December 31, 2010 Using
Description	December 31, 2010 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary cash investments	$0.6	$0.6	$—	$—
Collective Investment Trusts	$48.8	$—	$46.1	$2.7
Commingled Equity and Bond Funds	$915.0	$—	$915.0	$—

	$964.4	$0.6	$961.1	$2.7

        The table below sets forth a summary of changes in the fair value of the Plan's level 3 investment assets and liabilities for the years ended December 31, 2011 and December 31, 2010:

	December 31, 2011
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate		Ending Fair Value
Collective Investment Trusts	$2.7	$0.9	$(0.5)	$—		$—		$3.1
Commingled Equity and Bond Funds	$—	$—	$—	$—	$		$

	$2.7	$0.9	$(0.5)	$—		$—		$3.1

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	December 31, 2010
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$—	$2.2	$0.5	$—	$—	$2.7
Commingled Equity and Bond Funds	$—	$—	$—	$—	$—	$—

	$—	$2.2	$0.5	$—	$—	$2.7

14.   Capital Stock

        Holdings has authorized 360,000,000 shares of stock. Of that, 200,000,000 shares are class A common stock, par value $0.01 per share, one vote per share, 150,000,000 shares are class B common stock, par value $0.01 per share, ten votes per share, and 10,000,000 shares are preferred stock, par value $0.01 per share.

        In association with the Boeing Acquisition, Spirit executives with balances in Boeing's Supplemental Executive Retirement Plan (SERP) were authorized to purchase a fixed number of units of Holdings "phantom stock" at $3.33 per unit based on the present value of their SERP balances. Under this arrangement, 860,244 phantom units were purchased. Any payment on account of units may be made in cash and/or shares of class B common stock at the sole discretion of Holdings.

15.   Stock Compensation

        Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings' common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.

        For the fiscal period ended December 31, 2011, Holdings has recognized a net total of $11.2 of stock compensation expense, which is net of $1.2 resulting from stock forfeitures. Of the total $11.2 of net stock compensation expense recorded in 2011, less than $0.1 was charged directly to cost of sales, $11.1 was recorded as selling, general and administrative expense, while the remaining $0.1 was capitalized in inventory and is recognized through cost of sales consistent with the accounting methods we follow in accordance with FASB authoritative guidance. Holdings recognized a total of $28.8 and $10.1 of stock compensation expense for the periods ended December 31, 2010 and December 31, 2009, respectively. The total income tax benefit recognized in the income statement for share based compensation arrangements was $4.1, $10.8, and $3.8 for 2011, 2010, and 2009, respectively.

  Executive Incentive Plan

        The Company's Executive Incentive Plan, or EIP, is designed to provide participants with the opportunity to acquire an equity interest in the Company through direct purchase of the Company's class B common stock shares at prices established by the Board of Directors or through grants of class B restricted common stock shares with performance based vesting. The Company has the sole authority to designate either stock purchases or grants of restricted shares. The total number of shares authorized under the EIP is 12,000,000 and the grant terminates at the end of ten years.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The Company has issued restricted shares as part of the Company's EIP. The restricted shares have been granted in groups of four shares. Participants do not have the unrestricted rights of stockholders until those shares vest. The shares may vest upon a liquidity event, with the number of shares vested based upon a participant's number of years of service to the Company, the portion of the investment by Onex and its affiliates liquidated through the date of the liquidity event and the return on invested capital by Onex and its affiliates through the date of the liquidity event. If a specific type of liquidity event has not occurred by the 10th year, shares may vest based on a valuation of the Company. The Company's initial public offering in November 2006 (the "IPO") and secondary offerings in May 2007 and April 2011 were considered liquidity events under the EIP. The Company records expenses equal to the fair value of the award over a five-year vesting period. The fair value of the award is based on the value of each share at the time of the grant multiplied by the probability of the share vesting based on historical performance of Onex's controlled investments.

        The Company expensed less than $0.1 for shares granted under the EIP, which was offset by $0.5 expense reduction resulting from stock forfeitures for the year ended December 31, 2011. The Company expensed a net total of $1.8 and $2.3 for the periods ended December 31, 2010 and December 31, 2009, respectively. The weighted average remaining period for the vesting of these shares is 3.5 years. The intrinsic value of the unvested shares based on the value of the Company's stock at December 31, 2011 was $33.9, based on the value of the Company's stock and the number of unvested shares.

        Due to the occurrence during 2011 of the five-year anniversaries of the Executive Incentive Plan grant dates for certain participants in the plan, those participants acquired an incremental 20% interest in the shares granted to them under the plan, such that their total cumulative interest in the shares granted to them would be 100%. The total number of additional shares in which an interest was acquired during 2011 was 115,277. The participants have a non-forfeitable interest in those shares; however, as per the plan document, the shares are still restricted until the earlier of a liquidity event or June 16, 2015. Participants do not have the unrestricted rights of stockholders until those shares vest.

        The following table summarizes the activity of restricted shares under the EIP for the periods ended December 31, 2011, December 31, 2010 and December 31, 2009:

	Shares(1)	Value(2)
	(Thousands)
Executive Incentive Plan
Nonvested at December 31, 2008	2,361	$27.4
Forfeited during period	(280)	(3.8)

Nonvested at December 31, 2009	2,081	23.6
Forfeited during period	(8)	(0.2)

Nonvested at December 31, 2010	2,073	23.4
Vested during period	(400)	(4.5)
Forfeited during period	(40)	(0.5)

Nonvested at December 31, 2011	1,633	$18.4

(1)
Nonvested shares at December 31, 2011 include 753 shares sold to offset personal income tax amounts due at the five-year anniversaries of the Executive Incentive Plan grant dates.

(2)
Value represents grant date fair value.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  Board of Directors Stock Awards

        This plan provides non-employee directors the opportunity to receive grants of restricted shares of class A common stock, or Restricted Stock Units (RSUs) or a combination of both common stock and RSUs. The class A common stock grants and RSU grants vest one year from the grant date. The RSU grants are payable upon the director's separation from service. The Board of Directors or its authorized committee may make discretionary grants of shares or RSUs from time to time. The maximum aggregate number of shares that may be granted to participants is 3,000,000 shares. In April 2008, the Director Stock Plan was amended such that all issuance of stock pursuant to the plan after that date would be grants of class A common stock or RSUs. All shares granted prior to April 2008 were class B common stock.

        For each non-employee director of the Company, at least one-half of their annual director compensation is required to be paid in the form of a grant of class A common stock and/or RSUs, as elected by each director. In addition, each director may elect to have all or any portion of the remainder of their annual director compensation paid in cash or in the form of a grant of class A stock and/or RSUs. If participants cease to serve as directors within a year of the grant, the restricted shares and/or RSUs are forfeited. In May 2011, the Board of Directors authorized a grant to its members of 30,247 shares of restricted class A common stock valued at $0.7 based on the share price of the Company's common stock at the grant date. Of these 3,184 shares valued at $0.1 were forfeited due to retirement of a director during the year. The Company expensed a net amount of $0.7 for the Board of Directors shares for the period ended December 31, 2011. The Company expensed $0.7 during each of the periods ended December 31, 2010 and December 31, 2009. The Company's unamortized stock compensation related to these restricted shares is $0.2 which will be recognized over a weighted average remaining period of 4 months. The intrinsic value of the unvested shares based on the value of the Company's stock at December 31, 2011 was $0.6, based on the value of the Company's stock and the number of unvested shares.

        The following table summarizes stock and RSU grants to members of the Company's Board of Directors for the periods ended December 31, 2009, December 31, 2010 and December 31, 2011:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)
Board of Directors Stock Grants
Nonvested at December 31, 2008	21	—	$0.6	$—
Granted during period	56	—	0.7	—
Vested during period	(21)	—	(0.6)	—
Forfeited during period	—	—	—	—

Nonvested at December 31, 2009	56	—	0.7	—
Granted during period	33	—	0.7	—
Vested during period	(56)	—	(0.7)	—
Forfeited during period	—	—	—	—

Nonvested at December 31, 2010	33	—	0.7	—
Granted during period	30	—	0.7	—
Vested during period	(33)	—	(0.7)	—
Forfeited during period	(3)	—	(0.1)	—

Nonvested at December 31, 2011	27	—	$0.6	$—

(1)
Value represents grant date fair value.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  Short-Term Incentive Plan

        The Second Amended and Restated Short-Term Incentive Plan ("STIP") enables eligible employees to receive incentive benefits in the form of restricted stock in the Company, cash, or both, as determined by the Board of Directors or its authorized committee. The stock portion vests one year from the date of grant. Restricted shares are forfeited if the employee's employment terminates prior to vesting. In August 2011, the STIP was amended such that all unvested stock will vest in the event of a qualifying retirement or change in control.

        In February 2011, 185,153 shares of Class A common stock with a value of $4.7 were granted under the Company's STIP for 2010 performance and will vest on the one-year anniversary of the grant date. During 2011, the Company expensed $3.9 for shares granted under the STIP. The Company expensed $0.4 and $3.3 for the shares for the periods ended December 31, 2010, and December 31, 2009 respectively. The Company's unamortized stock compensation related to the unvested shares is $0.7, which will be recognized over a weighted average remaining period of 2 months. The intrinsic value of the unvested shares at December 31, 2011 was $3.6 based on the value of the Company's stock and the number of unvested shares.

        The following table summarizes the activity of the restricted shares under the STIP for the twelve months ended December 31, 2009, December 31, 2010 and December 31, 2011:

	Shares	Value(1)
	(Thousands)
Short-Term Incentive Plan
Nonvested at December 31, 2008	140	3.9
Granted during period	309	3.5
Vested during period	(140)	(3.9)
Forfeited during period	(31)	(0.3)

Nonvested at December 31, 2009	278	3.2
Granted during period	—	—
Vested during period	(278)	(3.2)
Forfeited during period	—	—

Nonvested at December 31, 2010	—	—
Granted during period	185	4.7
Vested during period	(10)	(0.3)
Forfeited during period	(4)	(0.1)

Nonvested at December 31, 2011	171	$4.3

(1)
Value represents grant date fair value.

  Long-Term Incentive Plan

        The Fourth Amended and Restated Long-Term Incentive Plan ("LTIP") is designed to encourage retention of key employees.

        For shares granted in 2007, one-half of the granted restricted shares of class B common stock vested on the second anniversary of the grant date in February 2009, and the other one-half vested on the fourth anniversary of the grant date in 2011. Restricted shares are forfeited if the participant's employment terminates prior to vesting. In the first quarter of 2007, 67,391 shares valued at $2.0 were granted. The Company expensed less than $0.1 net of forfeitures for the period ended December 31, 2011, and $0.4 for each of the periods ended December 31, 2010, December 31, 2009 and December 31, 2008.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        In May 2011, 548,334 class A shares valued at $12.9 were granted and will vest annually in three equal installments beginning on the two-year anniversary of the grant date. In May 2010, 562,708 class A shares valued at $12.1 were granted (and an additional 1,826 class A shares valued at less than $0.1 were granted during February 2011 for 2010 compensation). These shares begin to vest annually in three equal installments beginning on the two-year anniversary of the May 2010 grant date. During May 2009, 852,294 class A shares valued at $11.0 were granted in May 2009. These shares vest annually in three equal installments beginning on the two-year anniversary of the grant date. Within the May 2008 LTIP grant were three groups of awards, each with a unique vesting schedule. The first group of shares vested equally over three years, beginning in 2009. The second and third groups also vest in one-third increments, but vesting began on the second and third anniversary of the grant, respectively.

        During 2011, 500 shares of class A common stock with a value of less than $0.1 were granted to members of the UAW union under the LTIP pursuant to the new ten-year labor contract. These shares vested immediately and the value was charged directly to cost of sales.

        The Company expensed a total of $7.0 for the unvested class A LTIP shares in the twelve months ended December 31, 2011, net of $0.7 of forfeited shares. The Company expensed a net total of $25.5 and $3.5 for class A LTIP shares for the periods ended December 31, 2010 and December 31, 2009, respectively.

        The Company's unamortized stock compensation related to these unvested class A shares is $19.0 which will be recognized over a weighted average remaining period of 2.6 years. The intrinsic value of the unvested class A LTIP shares at December 31, 2011 was $32.4, based on the value of the Company's common stock and the number of unvested shares.

        The following table summarizes the activity of the restricted shares under the LTIP for the periods ended December 31, 2009, December 31, 2010 and December 31, 2011:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)
Long-Term Incentive Plan
Nonvested at December 31, 2008	322	58	$9.2	$1.7
Granted during period	852	—	11.0	—
Vested during period	(6)	(29)	(0.1)	(0.9)
Forfeited during period	(71)	(1)	(1.3)	—

Nonvested at December 31, 2009	1,097	28	18.8	0.8
Granted during period	1,568	—	32.6	—
Vested during period	(1,030)	—	(21.1)	—
Forfeited during period	(145)	—	(2.7)	—

Nonvested at December 31, 2010	1,490	28	27.6	0.8
Granted during period	550	—	13.0	—
Vested during period	(307)	(28)	(5.3)	(0.8)
Forfeited during period	(175)	—	(3.3)	—

Nonvested at December 31, 2011	1,558	—	$32.0	$—

(1)
Value represents grant date fair value.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Dividends on Restricted Share Grants

        Spirit does not currently have plans to pay dividends in the foreseeable future. However, any dividends declared by Holdings' Board of Directors with respect to common shares and with respect to any restricted share grants under any of the Company's compensation plans will be cumulative and paid to the participants only at the time and to the extent the participant acquires an interest in, or vests, in any of the restricted shares.

16.   Income Taxes

        The following summarizes pretax income:

	2011	2010	2009
U.S.	$265.9	$276.8	$255.6
International	14.4	21.0	17.2

Total	$280.3	$297.8	$272.8

        The tax provision contains the following components:

	2011	2010	2009
Current
Federal	$59.6	$28.4	$47.7
State	3.4	1.1	2.4
Foreign	5.8	0.6	1.3

Total current	$68.8	$30.1	$51.4
Deferred
Federal	$20.3	$54.3	$26.2
State	(2.0)	(8.2)	(0.7)
Foreign	(0.2)	2.0	4.0

Total deferred	18.1	48.1	29.5

Total tax expense	$86.9	$78.2	$80.9

        The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	2011		2010		2009
Tax at U.S. Federal statutory rate	$98.1	35.0%	$104.2	35.0%	$95.5	35.0%
State income taxes, net of Federal benefit	0.9	0.3	(4.6)	(1.5)	1.0	0.4
Foreign rate differences	1.4	0.5	(4.3)	(1.5)	(1.3)	(0.5)
Research and Experimentation	(10.2)	(3.6)	(10.3)	(3.5)	(12.0)	(4.4)
Domestic Production Activities Deduction	(4.7)	(1.7)	(4.0)	(1.3)	(3.9)	(1.4)
Interest on assessments	0.8	0.4	(1.2)	(0.4)	0.8	0.3
Other	0.6	0.1	(1.6)	(0.5)	0.8	0.3

Total provision for income taxes	$86.9	31.0%	$78.2	26.3%	$80.9	29.7%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        Significant tax effected temporary differences comprising the net deferred tax asset are as follows:

	2011	2010
Long-term contracts	$85.0	$70.4
Post-retirement benefits other than pensions	31.8	27.3
Pension and other employee benefit plans	(19.5)	(39.6)
Employee compensation accruals	30.7	38.3
Depreciation and amortization	(86.3)	(60.5)
Inventory	(0.5)	1.4
Interest swap contracts	1.8	2.5
State income tax credits	42.9	41.0
Accruals and reserves	17.1	11.7
Deferred production	(3.2)	—
Net operating loss carryforward	11.4	8.3
Other	(0.9)	(1.0)

Net deferred tax asset	110.3	99.8
Valuation allowance	(8.2)	(5.3)

Net deferred tax asset	$102.1	$94.5

        Deferred tax detail above is included in the consolidated balance sheet and supplemental information as follows:

	2011	2010
Current deferred tax assets	$52.2	$47.6
Current deferred tax liabilities	(0.8)	—

Net current deferred tax asset	$51.4	$47.6

Non-current deferred tax assets	55.7	55.0
Non-current deferred tax liabilities	(5.0)	(8.1)

Net non-current deferred tax asset	$50.7	$46.9

Total deferred tax asset	$102.1	$94.5

        The increase in the depreciation and amortization deferred tax liability is primarily due to enacted bonus depreciation rules.

        We have recognized cumulative book income for our international operations, but have incurred cumulative taxable losses in the United Kingdom. The resulting net operating loss carryforward is primarily due to the manner in which the United Kingdom treats long-term contract income accounting and capital allowances.

        As required under FASB authoritative guidance, $1.1 and $5.0 was recorded to Additional Paid in Capital, representing the tax effect associated with the net excess tax pool created during 2011 and 2010, respectively.

        In accordance with FASB authoritative guidance relating to Accounting for Income Taxes, management has maintained a permanent reinvestment strategy for the Company's foreign operations. As such, deferred taxes have not been provided on unremitted earnings for our U.K., Germany, Malaysia,

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Singapore, Canada, and France subsidiaries. These unremitted earnings would have an immaterial impact, if any, on the financial statements, if repatriated.

        The beginning and ending unrecognized tax benefits reconciliation is as follows:

	2011	2010	2009
Beginning balance	$15.2	$23.2	$27.7
Gross increases related to current period tax positions	6.1	9.4	1.9
Gross increases related to prior period tax positions	33.5	—	—
Gross decreases related to prior period tax positions	(9.3)	(16.2)	(6.3)
Statute of limitations' expiration	(0.8)	(1.2)	(0.1)
Settlements	(29.2)	—	—

Ending balance	$15.5	$15.2	$23.2

        Included in the December 31, 2011 balance were $13.5 in tax affected unrecognized tax benefits which, if ultimately recognized, will reduce the Company's effective tax rate. The Internal Revenue Service is currently examining the Company's 2008 and 2009 U.S. Federal income tax returns and we are participating in the Compliance Assurance Process ("CAP") program for our 2011 tax year. The CAP program's objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. HM Revenue & Customs is currently examining our 2008 U.K. income tax return. While a change could result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.

        Our U.S. federal income tax returns for the 2008-2011 tax years are subject to examination. We are also subject to examination in states and foreign jurisdictions for the 2008-2011 tax years.

        We report interest and penalties, if any, related to unrecognized tax benefits in the income tax provision. As of December 31, 2011 and December 31, 2010, accrued interest on our unrecognized tax benefit liability included in the consolidated balance sheets was $0.1 and $0.7, respectively. The impact of interest on our unrecognized tax benefit liability during 2011 and 2010 was $(0.6) and $(1.2), respectively.

        We continue to operate under a tax holiday in Malaysia effective through September 2024. During the current year, management established a reserve for potential uncertainty in meeting the tax holiday's conditional employment and investment thresholds.

        At December 31, 2011, we had $45.7 in United Kingdom net operating loss carryforwards that do not expire and $34.4 in North Carolina net operating loss carryforwards that expire in 2025.

        Included in the deferred tax assets at December 31, 2011 are $27.1 in Kansas High Performance Incentive Program ("HPIP") Credit, $12.8 in Kansas Research & Development ("R&D") Credit, and $4.5 in Kansas Business and Jobs Development Credit totaling $44.4 in Kansas state income tax credit carryforwards. The HPIP Credit provides a 10% investment tax credit for qualified business facilities located in Kansas for which $4.3 expires in 2016, $13.1 expires in 2017, $1.7 expires in 2018, $7.0 expires in 2019, and the remainder expires in 2020. The R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely. The Business and Jobs Development Credit provides a tax credit for increased employment in Kansas. This credit can be carried forward indefinitely. It is management's opinion that all Kansas state income tax credits carried forward will be utilized before they expire.

        Included in the deferred tax assets at December 31, 2011 are $14.3 in North Carolina Investing in Business Property Credit, $5.9 in North Carolina Investment in Real Property Credit, and $2.9 in North

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Carolina Creating Jobs Credit totaling $23.1 in North Carolina state income tax credit carryforwards. The Investing in Business Property Credit provides a 7% investment tax credit for property located in a North Carolina development area and the Investment in Real Property Credit provides a 30% investment tax credit for real property located in a North Carolina development area. The Creating Jobs Credit provides a tax credit for increased employment in North Carolina. These North Carolina state income tax credits can be carried forward 20 years. It is management's opinion that $10.5 of these North Carolina state income tax credits will be utilized before they expire and a $12.6 gross valuation allowance was recorded.

17.   Equity

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

        Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of the Company's outstanding common stock are entitled to any dividend declared by the Board of Directors out of funds legally available for this purpose. No dividend may be declared on the class A or class B common stock unless at the same time an equal dividend is paid on every share of class A and class B common stock. Dividends paid in shares of the Company's common stock must be paid, with respect to a particular class of common stock, in shares of that class. The Company does not intend to pay cash dividends on its common stock. In addition, the terms of the Company's current financing agreements preclude it from paying any cash dividends on its common stock.

        The following table sets forth the computation of basic and diluted earnings per share:

	For the Twelve Months Ended
	December 31, 2011			December 31, 2010			December 31, 2009
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$189.2	139.2	1.36	$215.8	137.9	$1.56	$190.1	137.2	$1.39
Income allocated to participating securities	3.2	2.3		3.1	2.0		1.6	1.1

Net Income	$192.4			$218.9			$191.7

Diluted potential common shares		0.8			1.1			1.5
Diluted EPS
Net Income	$192.4	142.3	$1.35	$218.9	141.0	$1.55	$191.7	139.8	$1.37

        The balance of outstanding common shares presented in the consolidated statement of shareholders' equity was 142.9 million, 142.1 million and 140.7 million at December 31, 2011, December 31, 2010 and December 31, 2009, respectively. Included in the outstanding common shares were 2.6 million, 2.9 million and 3.5 million of issued but unvested shares at December 31, 2011, December 31, 2010 and December 31, 2009 respectively, which are excluded from the basic EPS calculation.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  Accumulated Other Comprehensive Income (Loss), by Component

        Accumulated Other Comprehensive Income (Loss) is summarized by component as follows:

	For the Twelve Months Ended December 31, 2011	For the Twelve Months Ended December 31, 2010
Interest Rate Swaps	(2.8)	(3.9)
Foreign Currency Hedges	(0.1)	(1.5)
Pension	(91.5)	(41.7)
SERP/ Retiree Medical	(12.7)	(9.8)
Foreign Currency Impact on LT Intercompany Loan	(5.7)	(5.6)
Currency Translation Adjustment	(13.4)	(12.8)

Total Accumulated Other Comprehensive (Loss)	$(126.2)	$(75.3)

  Noncontrolling Interest

        Noncontrolling interest at December 31, 2011 remained unchanged from the prior year at $0.5.

18.   Related Party Transactions

        On March 26, 2007, Hawker Beechcraft, Inc. ("Hawker"), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. The Company's Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker. For the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009 sales to Hawker were $10.2, $6.7 and $12.0, respectively. Receivables due from Hawker were $3.9 as of December 31, 2011, net of a $0.3 receivable write-off.

        A former member of Holdings' Board of Directors, who resigned from such position effective October 26, 2010, was also a member of the Board of Directors of Hawker.

        Prior to his departure from the Company in December 2009, a former executive of the Company was a member of the Board of Directors of one of the Company's suppliers, Precision Castparts Corp. of Portland, Oregon, a manufacturer of complex metal components and products. For the twelve months ended December 31, 2009 the Company purchased $48.3 of products from this supplier.

        A member of Holdings' Board of Directors served as Chairman, President, and Chief Executive Officer of Aviall, Inc., the parent company of one of our customers, Aviall Services, Inc. and a wholly-owned subsidiary of Boeing until his retirement in February 2010. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc., which has terminated. Net revenues under the distribution agreement were $4.0 and $2.8 for the twelve months ended December 31, 2010 and December 31, 2009, respectively.

        The Company paid $0.2, $0.3, and $0.2 to a subsidiary of Onex for services rendered for each of the twelve month periods ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively. Management believes the amounts charged were reasonable in relation to the services provided.

        Boeing owned and operated significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, was providing those systems and support services to Spirit under a Transition Services Agreement. The services covered by the Transition

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Services Agreement have now been established by the Company, and the agreement terminated. Under the Transition Services Agreement, the Company incurred fees of zero, less than $0.1 and $13.7 for the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009, respectively. The amounts owed to Boeing and recorded as accrued liabilities were zero and less than $0.1 at December 31, 2011 and December 31, 2010, respectively.

        The spouse of one of the Company's recently retired executives is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $1.9, $1.3, and $1.9 to the firm for the periods ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively.

        On April 20, 2011, an executive of the Company was elected to the Board of Directors of Rockwell Collins, Inc., a supplier of manufacturing parts to the Company. Under the commercial terms of the arrangement with the supplier, Spirit paid less than $0.1 for the twelve months ended December 31, 2011. The amounts owed to Rockwell Collins and recorded as accrued liabilities were less than $0.1 as of December 31, 2011.

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

19.   Commitments, Contingencies and Guarantees

  Litigation

        From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company's long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at December 31, 2011 or December 31, 2010 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

        In December 2005, a lawsuit was filed against Spirit, Onex, and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The asset purchase agreement from the Boeing Acquisition requires Spirit to indemnify Boeing for damages resulting from the

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

employment decisions that were made by us with respect to former employees of Boeing Wichita, which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. On June 30, 2010, the U.S. District Court granted defendants' dispositive motions, finding that the case should not be allowed to proceed as a class action. The matter is now on appeal to the Tenth Circuit Court of Appeals, which could reverse the District Court's June 30, 2010 ruling. The Company intends to continue to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company's financial position, results of operations or liquidity.

        In December 2005, a federal grand jury sitting in Topeka, Kansas issued subpoenas regarding the vapor degreasing equipment at our Wichita, Kansas facility. The government's investigation appeared to focus on whether the degreasers were operating within permit parameters and whether chemical wastes from the degreasers were disposed of properly. The subpoenas covered a time period both before and after our purchase of the Wichita, Kansas facility. Subpoenas were issued to Boeing, Spirit and individuals who were employed by Boeing prior to the Boeing Acquisition, but are now employed by us. We responded to the subpoena and provided additional information to the government as requested. On March 25, 2008, the U.S. Attorney's Office informed the Company that it was closing its criminal file on the investigation. A civil investigation into this matter is ongoing. Management believes the resolution of this matter will not materially affect the Company's financial position, results of operations or liquidity.

        On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants include Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with Boeing and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income Security Act and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification and are currently in the discovery process. The sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs' claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement "bridging rights" to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs' pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement "bridging rights" are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs seek a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any "indemnifiable damages" it may incur in the Harkness litigation, under the terms of the asset purchase agreement from the Boeing Acquisition between Boeing and Spirit. Spirit disputes Boeing's position on indemnity. Management believes the resolution of this matter will not materially affect the Company's financial position, results of operations or liquidity.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        On July 21, 2005, the International Union, Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") filed a grievance against Boeing on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, regarding issues that parallel those asserted in Harkness et al. v. The Boeing Company et al. Boeing denied the grievance, and the UAW subsequently filed suit to compel arbitration, which the parties eventually agreed to pursue. The arbitration was conducted in January 2008. In July 2008, the arbitrator issued an opinion and award in favor of the UAW. The arbitrator directed Boeing to reinstate the seniority of the employees and "afford them the benefits appurtenant thereto." On March 5, 2009, the arbitrator entered an Opinion and Supplemental Award that directed Boeing to award certain benefits to UAW members upon whose behalf the grievance was brought, notwithstanding the prior denial of such benefits by the Boeing Plan Administrator. On April 10, 2009, Boeing filed a Complaint in the United States District Court for the Northern District of Illinois, seeking a ruling that the Arbitrator exceeded his authority in granting the Supplemental Award. On September 16, 2009, the District Court entered an order affirming the arbitrator's Supplemental Award. Boeing appealed the District Court's decision to the U.S. Seventh Circuit Court of Appeals, which affirmed the District Court's decision. Boeing previously notified Spirit of its intent to seek indemnification from Spirit for any "indemnifiable damages" it may incur in the UAW matter, pursuant to the terms of the asset purchase agreement from the Boeing Acquisition. Spirit disputes Boeing's position on indemnity. Management believes the resolution of this matter will not materially affect the Company's financial position, results of operations or liquidity.

        On May 11, 2009, Spirit filed a lawsuit in the United States District Court for the District of Kansas against SPS Technologies LLC ("SPS"), and Precision Castparts Corp. Spirit's claims are based on the sale by SPS of certain non-conforming nutplate fasteners to Spirit between August 2007 and August 2008. Many of the fasteners were used on assemblies that Spirit sold to a customer. In the fall of 2008, Spirit discovered the non-conformity and notified the customer of the discrepancy. Subsequently, Spirit and the customer removed and replaced nutplates on various in-process aircraft assemblies and subsequently agreed to an appropriate cost, to be borne by Spirit, related to those efforts. Spirit's lawsuit seeks damages, including damages related to these efforts, under various theories, including breach of contract and breach of implied warranty.

  Commitments

        The Company leases equipment and facilities under various non-cancelable capital and operating leases. The capital leasing arrangements extend through 2025. Minimum future lease payments under these leases at December 31, 2011 are as follows:

		Capital
	Operating	Present Value	Interest	Total
2012	$13.9	$1.8	$0.5	$16.2
2013	$12.9	$1.5	$0.5	$14.9
2014	$6.4	$0.6	$0.4	$7.4
2015	$5.0	$0.7	$0.4	$6.1
2016	$3.9	$0.7	$0.4	$5.0
2017 and thereafter	$16.5	$9.9	$1.1	$27.5

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        Operating lease payments were as follows:

	2011	2010	2009
Minimum rentals	$20.2	$18.8	$17.1
Contingent rentals	—	—	—
Less: Sub-lease	—	—	—

Total	$20.2	$18.8	$17.1

        Spirit's aggregate capital commitments totaled $264.2 and $219.6 at December 31, 2011 and December 31, 2010, respectively.

        The Company paid $0.6 and $0.2 in interest expense related to the capital leases for periods ending December 31, 2011 and December 31, 2010, respectively.

  Guarantees

        Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of December 31, 2011 and December 31, 2010, outstanding letters of credit were $19.9 and $18.9, respectively, and outstanding guarantees were $26.6 and $23.1, respectively.

  Indemnification

        The Company has entered into customary indemnification agreements with each of its Directors, and some of its executive employment agreements include indemnification provisions. Under those agreements, the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual's service as the Company's agent or the agent of any of its subsidiaries to the fullest extent legally permitted.

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

        The following is a roll forward of the service warranty and extraordinary rework balance at December 31, 2011:

	2011	2010
Balance, January 1	$18.7	$13.1
Charges to costs and expenses(1)	18.4	7.0
Write-offs, net of recoveries	(17.5)	(1.3)
Exchange rate	—	(0.1)

Balance, December 31	$19.6	$18.7

(1)
During 2011, we expensed an additional $9.0 to charges and unallocated cost of sales due to changes in claims data and historical experience.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  Bonds

        Spirit utilized City of Wichita issued Industrial Revenue Bonds ("IRBs") to finance self-constructed and purchased real and personal property at the Wichita site. Tax benefits associated with IRBs include provisions for a ten-year complete property tax abatement and a Kansas Department of Revenue sales tax exemption on all IRB funded purchases. Spirit and the Predecessor purchased these IRBs so they are bondholders and debtor / lessee for the property purchased with the IRB proceeds.

        Spirit recorded the property on its consolidated balance sheet in accordance with FASB authoritative guidance, along with a capital lease obligation to repay the IRB proceeds. Therefore, Spirit and the Predecessor have exercised their right to offset the amounts invested and obligations for these bonds on a consolidated basis. At December 31, 2011 and 2010, the assets and liabilities associated with these IRBs were $286.2 and $271.2, respectively.

        Spirit utilized $80.0 in KDFA issued bonds to receive a rebate of payroll taxes from the Kansas Department of Revenue to KDFA bondholders. Concurrently, a Spirit subsidiary issued an intercompany note with identical principal, terms, and conditions to the KDFA bonds. In accordance with FASB authoritative guidance, the principal and interest payments on these bonds offset in the consolidated financial statements.

  Long-term Contracts

        The Fuselage, Propulsion and Wing segments have several long-term contracts in the pre-production and production phases including the sustaining Boeing programs, the sustaining Airbus programs and the new B787 and A350 XWB programs. These contracts are accounted for in accordance with long-term construction contract accounting. These contracts include excess-over-average inventories, which represent the excess of current manufactured cost over the estimated average manufactured cost during the life of the contract.

        Cost estimates over the lives of contracts are affected by estimates of future cost reductions including learning curve efficiencies. Because these contracts cover manufacturing periods of up to 20 years or more, there is risk associated with the estimates of future costs made during the pre-production and early production phases. These estimates may be different from actual costs due to various factors, including the following:

  •
  Ability to recover costs incurred for change orders and claims;

  •
  Costs, including material and labor costs and related escalation;

  •
  Labor improvements due to the learning curve experience;

  •
  Anticipated cost productivity improvements, including overhead absorption, related to new, or changes to, manufacturing methods and processes;

  •
  Supplier pricing, including escalation where applicable, potential supplier claims, the supplier's financial viability and the supplier's ability to perform;

  •
  The cost impact of product design changes that frequently occur during the flight test and certification phases of a program, including contractual claims by suppliers against the Company for cost recovery on product design changes that flow through the supply chain; and

  •
  Effect of foreign currency exchange fluctuations.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Additionally, total contract revenue is based on estimates of future units to be delivered to the customer, the ability to recover costs incurred for change orders and claims and sales price escalation, where applicable. There is a risk that there could be differences between the actual units delivered and the estimated total units to be delivered under the contract and differences in actual revenues compared to estimates. Changes in estimates could have a material impact on the Company's results of operations and cash flows.

        Provisions for estimated losses on uncompleted contracts are recorded in the period such losses are determined to the extent total estimated costs exceed total estimated contract revenues.

20.   Other Income (Expense), Net

        Other income (expense), net, is summarized as follows:

	For the Twelve Months Ended
	December 31, 2011	December 31, 2010	December 31, 2009
KDFA bond	$4.3	$4.0	$3.5
Rental and miscellaneous income (expense)	(0.7)	0.6	0.3
Foreign currency gains (losses)	(2.2)	(5.0)	2.3

Total	$1.4	$(0.4)	$6.1

        Foreign currency gains (losses) are due to the impact of movement in foreign currency exchange rates on trade and intercompany receivables/payables and other long-term contractual rights/obligations denominated in a currency other than the entity's functional currency.

21.   Significant Concentrations of Risk

  Economic Dependence

        The Company's largest customer (Boeing) accounted for approximately 85%, 83%, and 85% of the revenues for the periods ending December 31, 2011, December 31, 2010, and December 31, 2009, respectively. Approximately 33% and 35% of the Company's accounts receivable balance at December 31, 2011 and December 31, 2010, respectively, was attributable to Boeing.

        The Company's second largest customer (Airbus) accounted for approximately 10% of the revenues for the period ending December 31, 2011 and 11% of the revenues for each of the periods ending December 31, 2010, and December 31, 2009. Approximately 28% and 27% of the Company's accounts receivable balance at December 31, 2011 and December 31, 2010, respectively, was attributable to Airbus.

        Approximately 16% and 9% of the Company's accounts receivable balance at December 31, 2011 and December 31, 2010, respectively, was attributable to Gulfstream.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

22.   Supplemental Balance Sheet Information

        Accrued expenses and other liabilities consist of the following:

	December 31, 2011	December 31, 2010
Accrued expenses
Accrued wages and bonuses	$28.0	$31.0
Accrued fringe benefits	104.2	96.6
Accrued interest	7.6	12.2
Workers' compensation	7.8	6.2
Property and sales tax	7.2	6.4
Warranty/extraordinary rework reserve — current	0.6	4.5
Other	45.4	33.8

Total	$200.8	$190.7

Other liabilities
Federal income taxes — non-current	$8.4	$14.7
Deferred tax liability — non-current	5.0	8.1
Warranty/extraordinary rework reserve — non-current	19.0	14.2
Customer cost recovery(1)	62.0	—
Other	21.2	17.6

Total	$115.6	$54.6

(1)
As part of the B787 Amendment, Spirit agreed to pay Boeing for work to complete initial production units.

23.   Segment Information

        The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 95% of the Company's net revenues for the twelve months ended December 31, 2011 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment's operating performance is segment operating income before unallocated corporate selling, general and administrative expenses, unallocated research and development and unallocated cost of sales. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments' profitability and performance and operating margins. Unallocated research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment. Unallocated cost of sales is related to an increase in warranty and extraordinary rework reserves and early retirement elected by eligible UAW represented employees during the second quarter of 2011, and in 2010 related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010. All of these unallocated items are not

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

specifically related to our operating segments and are not allocated in measuring the operating segments' profitability and performance and operating margins.

        The Company's Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer), as well as related spares and maintenance, repairs and overhaul (MRO). The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina. The Fuselage Systems segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

        The Company's Propulsion Systems segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers) and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services. The Propulsion Systems segment manufactures products at our facilities in Wichita, Kansas.

        The Company's Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces) as well as other miscellaneous structural parts primarily to aircraft OEMs, as well as related spares and MRO services. These activities take place at the Company's facilities in Tulsa and McAlester, Oklahoma, Kinston, North Carolina, Prestwick, Scotland and Subang, Malaysia.

        The Company's segments are consistent with the organization and responsibilities of management reporting to the chief operating decision-maker for the purpose of assessing performance. The Company's definition of segment operating income differs from operating income as presented in its primary financial statements and a reconciliation of the segment and consolidated results is provided in the table set forth below. Most selling, general and administrative expenses, and all interest expense or income, related financing costs and income tax amounts, are not allocated to the operating segments.

        While some working capital accounts are maintained on a segment basis, much of the Company's assets are not managed or maintained on a segment basis. Property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, prepaid expenses, other assets and deferred taxes are managed and maintained on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in the production of aerostructures across all segments. Work-in-process inventory is identifiable by segment, but is managed and evaluated at the program level. As there is no segmentation of the Company's productive assets, depreciation expense (included in fixed manufacturing costs and selling, general and administrative expenses) and capital expenditures, no allocation of these amounts has been made solely for purposes of segment disclosure requirements.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The following table shows segment revenues and operating income for the twelve months ended December 31, 2011, December 31, 2010 and December 31, 2009:

	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010	Twelve Months Ended December 31, 2009
Segment Revenues
Fuselage Systems(1)	$2,425.0	$2,035.1	$2,003.6
Propulsion Systems	1,221.5	1,061.8	1,030.0
Wing Systems(1)	1,207.8	1,067.4	1,024.4
All Other	9.5	8.1	20.5

	$4,863.8	$4,172.4	$4,078.5

Segment Operating Income
Fuselage Systems(1)(2)	$318.5	$292.3	$287.6
Propulsion Systems	194.1	137.5	122.6
Wing Systems(1)(3)	0.5	101.0	20.7
All Other	1.3	(1.8)	(1.4)

	514.4	529.0	429.5
Unallocated corporate SG&A	(145.5)	(139.7)	(122.7)
Unallocated research and development	(1.9)	(3.6)	(3.5)
Unallocated cost of sales(4)	(10.9)	(28.7)	—

Total operating income	$356.1	$357.0	$303.3

(1)
Includes recognition of deferred revenue associated with the B787 Amendment, which was finalized in 2011.

(2)
Includes $29.0 net forward-loss recorded in 2011 for the Sikorsky CH-53K helicopter program and $12.6 forward-loss recorded in 2011 for the B747-8 program. Also net of $10.9 forward loss related to the termination of the Cessna Citation Columbus program in 2009.

(3)
Net of $81.8, $2.8 and $93.0 forward-losses recorded for the G280 wing program for the respective periods starting with the twelve months ended December 31, 2011. Also net of $5.7 forward-loss on the B747-8 program and $3.0 forward-loss on the A350 XWB non-recurring contract recorded in 2011.

(4)
Includes charges in the 2011 of $9.0 to replenish the warranty and extraordinary rework reserves and $1.9 in early retirement incentives elected by eligible UAW-represented employees. Includes a charge in 2010 of $18.9 related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010 and $6.5 in IAM early retirement incentives offered in 2010.

        Although most of our revenues are obtained from sales inside the U.S., we generated $653.1, $498.4 and $575.9, in sales to international customers for the twelve months ended December 31, 2011, December 31, 2010, and December 31, 2009, respectively, primarily to Airbus.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

The following chart illustrates the split between domestic and foreign revenues:

	Year Ended December 31, 2011		Year Ended December 31, 2010		Year Ended December 31, 2009
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$4,210.7	87%	$3,674.0	88%	$3,502.6	86%
International
United Kingdom	422.6	8	400.4	10	385.7	9
Other	230.5	5	98.0	2	190.2	5

Total International	653.1	13	498.4	12	575.9	14

Total Revenues	$4,863.8	100%	$4,172.4	100%	$4,078.5	100%

(1)
Net Revenues are attributable to countries based on destination where goods are delivered.

        Most of the Company's long-lived assets are located within the United States. Approximately 6% of our long-lived assets based on book value are located in the United Kingdom as part of Spirit Europe with approximately another 5% of our total long-lived assets located in countries outside the United States and the United Kingdom. The following chart illustrates the split between domestic and foreign assets:

	Year Ended December 31, 2011		Year Ended December 31, 2010
Asset Location	Total Long-Lived Assets	Percent of Total Long-Lived Assets	Total Long-Lived Assets	Percent of Total Long-Lived Assets
United States	$1,433.9	89%	$1,320.0	90%
International
United Kingdom	95.8	6	87.7	6
Other	86.0	5	62.3	4

Total International	181.8	11	150.0	10

Total Long-Lived Assets	$1,615.7	100%	$1,470.0	100%

24.   Quarterly Financial Data (Unaudited)

	Quarter Ended
2011	December 31, 2011(1)	September 29, 2011(2)	June 30, 2011(3)	March 31 2011(4)
Revenues	$1,218.9	$1,129.7	$1,465.6	$1,049.6
Operating Income	$102.4	$120.5	$63.6	$69.6
Net income	$60.4	$67.3	$30.1	$34.6
Earnings per share, basic	$0.43	$0.48	$0.21	$0.25
Earnings per share, diluted	$0.42	$0.47	$0.21	$0.24

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Quarter Ended
2010	December 31, 2010(5)	September 30, 2010(6)	July 1, 2010(7)	April 1, 2010
Revenues	$1,071.1	$1,002.0	$1,056.0	$1,043.3
Operating Income	$95.9	$82.4	$85.7	$93.0
Net income (loss)	$62.0	$46.4	$55.1	$55.5
Earnings per share, basic	$0.44	$0.33	$0.40	$0.40
Earnings per share, diluted	$0.44	$0.33	$0.39	$0.40

(1)
Fourth quarter 2011 earnings includes the impacts of $28.5 forward-loss charge on the G280 program, $18.3 forward-loss charge on the B747-8, a $3.0 forward-loss on the A350 XWB non-recurring wing contract and a $9.2 reduction to previously recognized forward-losses on the Sikorsky CH-53K helicopter program.

(2)
Third quarter 2011 cost of sales included an impact of a $10.0 forward-loss recorded for the Sikorsky CH-53K helicopter program.

(3)
Second quarter 2011 earnings included the impacts of a $53.3 forward-loss charge for the G280 wing program, a charge of $9.0 due to a change in estimate to increase warranty and extraordinary rework reserves and a charge of $1.8 in early retirement incentives elected by eligible UAW-represented employees. Also includes recognition of $236.2 of deferred revenue for non-recurring work on the B787-9 DMI and for pricing adjustments, all associated with the B787 Amendment, which was finalized in 2011.

(4)
First quarter 2011 earnings included the impact of a $28.2 forward-loss charge for the Sikorsky CH-53K helicopter program.

(5)
Fourth quarter 2010 earnings were reduced by $3.3 related to the award of stock to eligible union employees as part of the new ten-year agreement with the UAW. Earnings also included the impact of a $2.8 forward-loss for the G280 wing program.

(6)
Third quarter 2010 cost of sales included the impact of a $6.5 charge for the early retirement incentive included in the ten-year agreement with the IAM.

(7)
Second quarter 2010 earnings included the impact of the $18.9 expense related to the award of stock to eligible union employees as part of the new ten-year agreement with the IAM.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

25.   Condensed Consolidating Financial Information

        On November 18, 2010, Spirit completed an offering of $300.0 aggregate principal amount of its 2020 Notes. On September 30, 2009, Spirit completed an offering of $300.0 aggregate principal amount of its 2017 Notes. Both the 2017 Notes and the 2020 Notes were sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and outside the United States only to non-U.S. persons pursuant to Regulation S promulgated under the Securities Act.

        In connection with the initial sales of the 2017 Notes and the 2020 Notes, the Company entered into Registration Rights Agreements with the initial purchasers of the 2017 Notes and the 2020 Notes, respectively, party thereto, pursuant to which the Company, Spirit and the Subsidiary Guarantors (as defined below) agreed to file (x) a registration statement with respect to an offer to exchange original 2017 Notes for a new issue of substantially identical notes registered under the Securities Act (the "2017 Notes Exchange Offer") and (y) a registration statement with respect to an offer to exchange the original 2020 Notes for a new issue of substantially identical notes registered under the Securities Act (the "2020 Notes Exchange Offer"). The 2017 Notes Exchange Offer was consummated on May 26, 2010. The 2020 Notes Exchange Offer was consummated on January 31, 2011. The 2017 Notes and 2020 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and its 100% owned domestic subsidiaries, other than Spirit (the "Subsidiary Guarantors").

        The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

    (i)
    Holdings, as the parent company;

    (ii)
    Spirit, as the subsidiary issuer of the 2017 Notes and the 2020 Notes;

    (iii)
    The Subsidiary Guarantors, on a combined basis, as guarantors of the 2017 Notes and the 2020 Notes;

    (iv)
    The Company's subsidiaries, other than the Subsidiary Guarantors, which will not be guarantors of the 2017 Notes and the 2020 Notes (the "Subsidiary Non-Guarantors"), on a combined basis;

    (v)
    Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Holdings, the Subsidiary Guarantors and the Subsidiary Non-Guarantors, (b) eliminate the investments in the Company's subsidiaries and (c) record consolidating entries; and

    (vi)
    Holdings and its subsidiaries on a consolidated basis.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Twelve Months Ended December 31, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$4,401.4	$22.4	$536.6	$(96.6)	$4,863.8
Operating costs and expenses
Cost of sales	—	3,898.2	18.3	492.2	(96.6)	4,312.1
Selling, general and administrative	4.4	134.0	2.6	18.9	—	159.9
Research and development	—	34.9	—	0.8	—	35.7

Total operating costs and expenses	4.4	4,067.1	20.9	511.9	(96.6)	4,507.7
Operating income (loss)	(4.4)	334.3	1.5	24.7	—	356.1
Interest expense and financing fee amortization	—	(76.3)	—	(7.2)	6.0	(77.5)
Interest income	—	6.3	—	—	(6.0)	0.3
Other income (expense), net	—	4.5	—	(3.1)	—	1.4

Income (loss) before income taxes and equity in net income (loss) of affiliates and subsidiaries	(4.4)	268.8	1.5	14.4	—	280.3
Income tax benefit (provision)	1.7	(82.4)	(0.6)	(5.6)	—	(86.9)

Income (loss) before equity in net income (loss) of affiliates and subsidiaries	(2.7)	186.4	0.9	8.8	—	193.4
Equity in net (loss) of affiliates	—	(0.7)	—	(0.3)	—	(1.0)
Equity in net income of subsidiaries	196.2	9.8	—	—	(206.0)	—

Net income (loss)	$193.5	$195.5	$0.9	$8.5	$(206.0)	$192.4

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Twelve Months Ended December 31, 2010

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$3,741.1	$10.3	$511.6	$(90.6)	$4,172.4
Operating costs and expenses
Cost of sales	—	3,232.8	6.2	459.5	(90.6)	3,607.9
Selling, general and administrative	3.9	129.3	3.1	19.7	—	156.0
Research and development	—	49.0	—	2.5	—	51.5

Total operating costs and expenses	3.9	3,411.1	9.3	481.7	(90.6)	3,815.4
Operating income	(3.9)	330.0	1.0	29.9	—	357.0
Interest expense and financing fee amortization	—	(58.3)	—	(4.5)	3.7	(59.1)
Interest income	—	4.0	—	—	(3.7)	0.3
Other income (expense), net	—	4.0	—	(4.4)	—	(0.4)

Income (loss) before income taxes and equity in net income (loss) of affiliates and subsidiaries	(3.9)	279.7	1.0	21.0	—	297.8
Income tax benefit (provision)	1.5	(76.7)	(0.4)	(2.6)	—	(78.2)

Income (loss) before equity in net income (loss) of affiliates and subsidiaries	(2.4)	203.0	0.6	18.4	—	219.6
Equity in net income (loss) of affiliates	—	(0.1)	—	(0.6)	—	(0.7)
Equity in net income of subsidiaries	222.1	19.0	—	—	(241.1)	—

Net income (loss)	$219.7	$221.9	$0.6	$17.8	$(241.1)	$218.9

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Twelve Months Ended December 31, 2009

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$3,609.1	$5.1	$519.7	$(55.4)	$4,078.5
Operating costs and expenses
Cost of sales	—	3,150.3	4.6	482.3	(55.8)	3,581.4
Selling, general and administrative	5.1	114.0	0.9	17.1	—	137.1
Research and development	—	54.5	—	2.2	—	56.7

Total operating costs and expenses	5.1	3,318.8	5.5	501.6	(55.8)	3,775.2
Operating income (loss)	(5.1)	290.3	(0.4)	18.1	0.4	303.3
Interest expense and financing fee amortization	—	(44.8)	1.6	(3.5)	3.1	(43.6)
Interest income	—	10.1	—	—	(3.1)	7.0
Other income, net	—	3.5	—	2.6	—	6.1

Income (loss) before income taxes and equity in net income (loss) of affiliates and subsidiaries	(5.1)	259.1	1.2	17.2	0.4	272.8
Income tax benefit (provision)	1.9	(77.8)	(0.5)	(4.5)	—	(80.9)

Income (loss) before equity in net income (loss) of affiliates and subsidiaries	(3.2)	181.3	0.7	12.7	0.4	191.9
Equity in net income (loss) of affiliates	—	0.3	—	(0.5)	—	(0.2)
Equity in net income of subsidiary	194.7	13.4	—	—	(208.1)	—

Net income (loss)	$191.5	$195.0	$0.7	$12.2	$(207.7)	$191.7

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$106.7	$—	$71.1	$—	$177.8
Accounts receivable, net	—	318.8	8.9	130.7	(191.2)	267.2
Inventory, net	—	2,354.8	113.8	162.3	—	2,630.9
Deferred tax asset — current	—	52.2	—	—	—	52.2
Other current assets	—	25.5	—	2.2	—	27.7

Total current assets	—	2,858.0	122.7	366.3	(191.2)	3,155.8
Property, plant and equipment, net	—	1,118.3	319.2	178.2	—	1,615.7
Pension assets	—	118.3	—	0.5	—	118.8
Investment in subsidiary	997.3	279.9	—	—	(1,277.2)	—
Equity in net assets of subsidiaries	604.6	12.5	—	—	(617.1)	—
Deferred tax asset — non-current, net	—	55.0	—	0.7	—	55.7
Other assets	—	333.6	80.0	30.3	(347.5)	96.4

Total assets	$1,601.9	$4,776.6	$521.9	$576.0	$(2,433.0)	$5,042.4

Current liabilities
Accounts payable	$—	$477.0	$129.3	$144.3	$(191.2)	$559.4
Accrued expenses	—	167.5	0.3	33.0	—	200.8
Profit sharing	—	21.6	—	1.9	—	23.5
Current portion of long-term debt	—	39.8	5.6	3.5	—	48.9
Advance payments, short-term	—	8.8	—	—	—	8.8
Deferred revenue, short-term	—	27.2	—	1.3	—	28.5
Deferred grant income liability — current	—	—	4.9	1.2	—	6.1
Other current liabilities	—	32.9	—	4.6	—	37.5

Total current liabilities	—	774.8	140.1	189.8	(191.2)	913.5
Long-term debt	—	1,126.2	80.0	213.3	(267.5)	1,152.0
Advance payments, long-term	—	655.9	—	—	—	655.9
Pension/OPEB obligation	—	84.2	—	—	—	84.2
Deferred grant income liability — non-current	—	—	88.9	32.9	—	121.8
Deferred revenue and other deferred credits	—	24.0	—	10.7	—	34.7
Other liabilities	—	175.9	—	19.7	(80.0)	115.6
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 118,560,926 shares issued	1.2	—	—	—	—	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 24,304,717 shares issued	0.2	—	—	—	—	0.2
Additional paid-in capital	995.9	997.3	210.7	69.2	(1,277.2)	995.9
Accumulated other comprehensive loss	—	(108.8)	—	(17.4)	—	(126.2)
Retained earnings	604.6	1,046.1	2.2	57.3	(617.1)	1,093.1

Total shareholders' equity	1,601.9	1,934.6	212.9	109.1	(1,894.3)	1,964.2
Noncontrolling interest	—	—	—	0.5	—	0.5

Total equity	1,601.9	1,934.6	212.9	109.6	(1,894.3)	1,964.7

Total liabilities and shareholders' equity	$1,601.9	$4,776.6	$521.9	$576.0	$(2,433.0)	$5,042.4

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2010

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$416.1	$—	$65.5	$—	$481.6
Accounts receivable, net	—	180.6	6.6	96.4	(83.4)	200.2
Inventory, net	—	2,368.0	15.9	124.0	—	2,507.9
Deferred tax asset — current	—	46.7	—	0.9	—	47.6
Other current assets	—	55.0	—	2.4	—	57.4

Total current assets	—	3,066.4	22.5	289.2	(83.4)	3,294.7
Property, plant and equipment, net	—	1,018.0	302.0	150.0	—	1,470.0
Pension assets	—	169.5	—	2.9	—	172.4
Investment in subsidiary	985.0	279.9	—	—	(1,264.9)	—
Equity in net assets of subsidiaries	411.1	—	—	—	(411.1)	—
Deferred tax asset — non-current, net	—	55.0	—	—	—	55.0
Other assets	—	285.4	80.0	34.7	(290.2)	109.9

Total assets	$1,396.1	$4,874.2	$404.5	$476.8	$(2,049.6)	$5,102.0

Current liabilities
Accounts payable	$—	$394.1	$14.4	$118.4	$(83.4)	$443.5
Accrued expenses	—	169.9	—	20.8	—	190.7
Profit sharing	—	26.6	—	2.3	—	28.9
Current portion of long-term debt	—	7.2	—	2.3	—	9.5
Advance payments, short-term	—	169.4	—	—	—	169.4
Deferred revenue, short-term	—	295.6	—	7.0	—	302.6
Deferred grant income liability — current	—	—	3.9	1.2	—	5.1
Other current liabilities	—	9.7	—	4.7	—	14.4

Total current liabilities	—	1,072.5	18.3	156.7	(83.4)	1,164.1
Long-term debt	—	1,157.3	80.0	160.2	(210.2)	1,187.3
Advance payments, long-term	—	655.2	—	—	—	655.2
Pension/OPEB obligation	—	72.5	—	—	—	72.5
Deferred grant income liability — non-current	—	—	94.2	34.2	—	128.4
Deferred revenue and other deferred credits	—	26.4	—	2.6	—	29.0
Other liabilities	—	116.8	—	17.8	(80.0)	54.6
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 107,201,314 shares issued	1.1	—	—	—	—	1.1
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 34,897,388 shares issued	0.3	—	—	—	—	0.3
Additional paid-in capital	983.6	985.0	210.7	69.2	(1,264.9)	983.6
Accumulated other comprehensive loss	—	(62.1)	—	(13.2)	—	(75.3)
Retained earnings	411.1	850.6	1.3	48.8	(411.1)	900.7

Total shareholders' equity	1,396.1	1,773.5	212.0	104.8	(1,676.0)	1,810.4
Noncontrolling interest	—	—	—	0.5	—	0.5

Total equity	1,396.1	1,773.5	212.0	105.3	(1,676.0)	1,810.9

Total liabilities and shareholders' equity	$1,396.1	$4,874.2	$404.5	$476.8	$(2,049.6)	$5,102.0

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$193.5	$(63.2)	$25.7	$(9.8)	$(193.5)	$(47.3)

Investing activities
Purchase of property, plant and equipment	—	(184.7)	(25.7)	(39.3)	—	(249.7)
Proceeds from sale of assets	—	0.3	—	0.2	—	0.5
Equity in net assets of subsidiaries	(193.5)	—	—	—	193.5	—

Net cash provided by (used in) investing activities	(193.5)	(184.4)	(25.7)	(39.1)	193.5	(249.2)

Financing activities
Proceeds from revolving credit facility	—	30.0	—	—	—	30.0
Payments on revolving credit facility	—	(30.0)	—	—	—	(30.0)
Principal payments of debt	—	(5.8)	—	(2.2)	—	(8.0)
Collection on (repayment of) intercompany debt	—	(57.3)	—	57.3	—	—
Excess tax benefits from share-based payment arrangements	—	1.3	—	—	—	1.3

Net cash provided by (used in) financing activities	—	(61.8)	—	55.1	—	(6.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.6)	—	(0.6)

Net increase (decrease) in cash and cash equivalents for the period	—	(309.4)	—	5.6	—	(303.8)
Cash and cash equivalents, beginning of period	—	416.1	—	65.5	—	481.6

Cash and cash equivalents, end of period	$—	$106.7	$—	$71.1	$—	$177.8

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2010

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$219.7	$124.6	$(8.5)	$9.0	$(219.7)	$125.1

Investing activities
Purchase of property, plant and equipment	—	(136.8)	(135.1)	(16.2)	—	(288.1)
Proceeds from the sale of assets	—	0.2	—	0.3	—	0.5
Investment in subsidiaries	—	(143.6)	—	—	143.6	—
Equity in net assets of subsidiaries	(219.7)	—	—	—	219.7	—
Other	—	—	—	(0.8)	—	(0.8)

Net cash provided by (used in) investing activities	(219.7)	(280.2)	(135.1)	(16.7)	363.3	(288.4)

Financing activities
Proceeds from revolving credit facility	—	150.0	—	—	—	150.0
Payments on revolving credit facility	—	(150.0)	—	—	—	(150.0)
Proceeds from issuance of bonds	—	300.0	—	—	—	300.0
Principal payments of debt	—	(9.2)	—	(0.4)	—	(9.6)
Collection on (repayment of) intercompany debt	—	(23.2)	—	23.2	—	—
Proceeds from parent company contribution	—	—	143.6	—	(143.6)	—
Debt issuance and financing costs	—	(18.0)	—	—	—	(18.0)
Excess tax benefits from share-based payment arrangements	—	5.0	—	—	—	5.0

Net cash provided by (used in) financing activities	—	254.6	143.6	22.8	(143.6)	277.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.5)	—	(1.5)

Net (decrease) in cash and cash equivalents for the period	—	99.0	—	13.6	—	112.6
Cash and cash equivalents, beginning of period	—	317.1	—	51.9	—	369.0

Cash and cash equivalents, end of period	$—	$416.1	$—	$65.5	$—	$481.6

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2009

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$191.5	$(12.0)	$4.6	$(6.5)	$(191.5)	$(13.9)

Investing activities
Purchase of property, plant and equipment	—	(148.1)	(65.8)	(14.3)	—	(228.2)
Proceeds from the sale of assets	—	0.2	—	—	—	0.2
Long-term receivable	—	115.4	—	—	—	115.4
Investment in subsidiaries	—	(61.2)	—	—	61.2	—
Equity in net assets of subsidiaries	(191.5)	—	—	—	191.5	—
Other	—	4.0	—	(3.8)	—	0.2

Net cash provided by (used in) investing activities	(191.5)	(89.7)	(65.8)	(18.1)	252.7	(112.4)

Financing activities
Proceeds from revolving credit facility	—	300.0	—	—	—	300.0
Payments on revolving credit facility	—	(300.0)	—	—	—	(300.0)
Proceeds from issuance of debt	—	—	—	6.9	—	6.9
Proceeds from issuance of bonds		293.4				293.4
Proceeds from governmental grants	—	—	—	0.7	—	0.7
Principal payments of debt	—	(7.5)	—	(0.1)	—	(7.6)
Collection on (repayment of) intercompany debt	—	(28.7)	—	28.7	—	—
Proceeds from parent company contribution	—	—	61.2	—	(61.2)	—
Debt issuance and financing costs	—	(17.3)	—	—	—	(17.3)

Net cash provided by (used in) financing activities	—	239.9	61.2	36.2	(61.2)	276.1

Effect of exchange rate changes on cash and cash equivalents	—	—	—	2.7	—	2.7

Net (decrease) in cash and cash equivalents for the period	—	138.2	—	14.3	—	152.5
Cash and cash equivalents, beginning of period	—	178.9	—	37.6	—	216.5

Cash and cash equivalents, end of period	$—	$317.1	$—	$51.9	$—	$369.0

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of December 31, 2011 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

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

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of the Company's internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        On November 1, 2011, our Board of Directors approved the establishment of a perquisite allowance arrangement for eligible participants. Under the arrangement, participants will receive an annual allowance, which they may elect to spend on perquisite items. The annual allowance for our Chief Executive Officer is $25,000 and the annual allowance for other participants will be established using industry benchmarks, but in no event will be greater than $13,000.

PART III

Item 10.    Director, Executive Officers and Corporate Governance

        Information concerning the directors of Spirit Holdings will be provided in Spirit Holdings' proxy statement for its 2012 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

        Information concerning the executive officers of Spirit is included in Part I of this Annual Report on Form 10-K.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be provided in Spirit Holdings' proxy statement for its 2012 annual meeting of stockholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

        Information concerning Corporate Governance and the Board of Directors of Spirit Holdings will be provided in Spirit Holdings' proxy statement for its 2012 annual meeting of stockholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

        The Company has adopted a Code of Ethics that applies to the Company's Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and persons performing similar functions. A copy of the Code of Ethics is available on the Company's website at www.spiritaero.com under the "Investor Relations" link, and any waiver from the Code of Ethics will be timely disclosed on the Company's website or a Current Report on Form 8-K, as will any amendments to the Code of Ethics.

Item 11.    Executive Compensation

        Information concerning the compensation of directors and executive officers of Spirit Holdings, will be provided in Spirit Holdings' proxy statement for its 2012 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning the ownership of Spirit Holdings' equity securities by certain beneficial owners and by management will be provided in Spirit Holdings' proxy statement for its 2012 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

        Equity Compensation Plan Information is included in Part II of this Annual Report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information concerning certain relationships and related transactions and director independence will be provided in Spirit Holdings' proxy statement for its 2012 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 14.    Principal Accountant Fees and Services

        Information concerning principal accounting fees and services will be provided in Spirit Holdings' proxy statement for its 2012 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
3.1	Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 20, 2009, Exhibit 3.1
3.2	Third Amended and Restated By Laws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 3, 2010, Exhibit 3.1
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.2	Form of Class B Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.2
4.3	Investor Stockholders Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Onex Partners LP and the stockholders listed on the signature pages thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.3
4.4	Registration Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and the persons listed on Schedule A thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.4
4.5	Indenture dated as of September 30, 2009, governing the 7 1/2% Senior Notes due 2017, by and among Spirit AeroSystems, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, Exhibit 4.1
4.6	Form of 7 1/2% Senior Note due 2017	Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, included as Exhibit A to Exhibit 4.1
4.7	Registration Rights Agreement, dated as of September 30, 2009, among Spirit AeroSystems, Inc., the guarantors identified therein, Banc of America Securities LLC and the other initial purchasers of the Notes named therein	Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, Exhibit 4.3
4.8	Indenture dated as of November 18, 2010, governing the 6 3/4% Senior Notes due 2020, by and among Spirit AeroSystems, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed November 18, 2010, Exhibit 4.1

Article I. Exhibit Number		Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
4.9		Form of 6 3/4% Senior Note due 2020	Current Report on Form 8-K (File No. 001-33160), filed November 18, 2010, included as Exhibit A to Exhibit 4.2
4.10		Registration Rights Agreement, dated as of November 18, 2010, among Spirit AeroSystems, Inc., the guarantors identified therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated on behalf of itself and as representative of the several initial purchasers of the notes named therein	Current Report on Form 8-K (File No. 001-33160), filed November 18, 2010, Exhibit 4.3
4.11		Supplemental Indenture, dated as of August 11, 2010	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2010, Exhibit 4.1
10	.1†	Employment Agreement, dated June 16, 2005, between Jeffrey L. Turner and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.1
10	.2†	Amendment to Employment Agreement between Spirit AeroSystems, Inc. and Jeffrey L. Turner, dated December 31, 2008	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2009, Exhibit 10.1.1
10	.3†	Employment Agreement, dated September 13, 2005, between Spirit AeroSystems, Inc. and H. David Walker	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.3
10	.4†	Employment Agreement, dated December 28, 2005, between Spirit AeroSystems, Inc. and John Lewelling	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.4
10	.5†	Employment Agreement, dated March 20, 2006, between Spirit AeroSystems (Europe) Limited and Neil McManus	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.6
10	.6†	Employment Agreement between Spirit AeroSystems, Inc. and Philip D. Anderson, dated February 12, 2010	Current Report on Form 8-K (File No. 001-33160), filed February 17, 2010, Exhibit 10.1
10	.7†	Spirit AeroSystems Holdings, Inc. Amended and Restated Executive Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2008, Exhibit 10.7
10	.8†	Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) Supplemental Executive Retirement Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.8
10	.9†	Amendment to Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, dated July 30, 2007	Registration Statement on Form S-8 (File No. 333-146112), filed September 17, 2007, Exhibit 10.2
10.10		Spirit AeroSystems Holdings, Inc. Second Amended and Restated Short-Term Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 10.3
10.11		Spirit AeroSystems Holdings, Inc. Fourth Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 10.4
10	.12†	Spirit AeroSystems Holdings, Inc. Cash Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.11
10	.13†	Spirit AeroSystems Holdings, Inc. Union Equity Participation Program	Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-135486), filed October 30, 2006, Exhibit 10.12

Article I. Exhibit Number		Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10	.14†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Director Stock Plan	Registration Statement on Form S-8 (File No. 333-150402), filed April 23, 2008, Exhibit 10.1
10.15		Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14
10.16		Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and Citicorp North America, Inc., as collateral agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.20
10.17		Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Spirit AeroSystems Finance, Inc. (f/k/a Mid-Western Aircraft Finance, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and The Boeing Company, as agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.22
10.18		Special Business Provisions (Sustaining), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.23
10.19		General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.20		Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25
10.21		Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26
10.22		Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27

Article I. Exhibit Number		Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.23		Second Amended and Restated Credit Agreement, dated as of November 27, 2006 by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), the guarantor party thereto, Citicorp North America, Inc. and the other lenders party thereto	Current Report on Form 8-K (File No. 001-33160), filed December 1, 2006, Exhibit 10.2
10.24		Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of March 18, 2008	Current Report on Form 8-K (File No. 001-33160), filed March 19, 2008, Exhibit 10.1
10.25		Inducement Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.2
10.26		Lease Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.3
10.27		Construction Agency Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.4
10.28		Amendment No. 2, dated June 8, 2009, to Second Amended and Restated Credit Agreement	Current Report on Form 8-K (File No. 001-33160), filed June 10, 2009, Exhibit 10.1
10.29		Amendment No. 3, dated October 15, 2010, to Second Amended and Restated Credit Agreement	Current Report on Form 8-K (File No. 001-33160), filed October 20, 2010, Exhibit 10.1
10	.30†	Amendment to the Spirit AeroSystems Holdings, Inc. Amended and Restated Executive Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2010, Exhibit 10.1
10	.31†	Employment Agreement between Spirit AeroSystems, Inc. and Michelle Russell, effective as of June 1, 2010.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 6, 2010, Exhibit 10.1
10.32		Amendment No. 3 dated as of October 15, 2010, to the Second Amended and Restated Credit Agreement, dated as of November 27, 2006, among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), the guarantors party thereto; Bank of America, N.A. and the other lenders party thereto.	Current Report on Form 8-K (File No. 001-33160), filed October 20, 2010, Exhibit 10.1
10.33		Consulting Agreement, effective January 1, 2011, between Spirit AeroSystems, Inc. and Ronald C. Brunton.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2011, Exhibit 10.33
10.34		Spirit AeroSystems Holdings, Inc. Amended and Restated Deferred Compensation Plan, As Amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2011, Exhibit 10.34
10	.35†	Employment Agreement between Spirit AeroSystems, Inc. and David Coleal, effective as of July 14, 2011	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 4, 2011, Exhibit 10.1
12.1		Ratio of Earnings to Fixed Charges	*

Article I. Exhibit Number		Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
14.1		Code of Ethics
		(i) Spirit AeroSystems Holdings, Inc. Code of Ethics and Business Conduct, as amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 14.1
		(ii) Spirit AeroSystems Holdings, Inc. Code of Conduct for Finance Employees	Annual Report on Form 10-K (File No. 001-33160), filed March 5, 2007, Exhibit 14.1
21.1		Subsidiaries of Spirit AeroSystems Holdings, Inc.	*
23.1		Consent of PricewaterhouseCoopers LLP	*
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
32.1		Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**
32.2		Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**
101	.INS@	XBRL Instance Document.	**
101	.SCH@	XBRL Taxonomy Extension Schema Document.	**
101	.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document.	**
101	.DEF@	XBRL Taxonomy Extension Definition Linkbase Document.	**
101	.LAB@	XBRL Taxonomy Extension Label Linkbase Document.	**
101	.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document.	**

  †Indicates management contract or compensation plan or arrangement

  *Filed herewith

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas on February 23, 2012.

SPIRIT AEROSYSTEMS HOLDINGS, INC.
By:	/s/ Philip D. Anderson Philip D. Anderson Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Turner Jeffrey L. Turner	Director, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2012
/s/ Philip D. Anderson Philip D. Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2012
/s/ James Steven Sharp James Steven Sharp	Corporate Controller and Treasurer (Principal Accounting Officer)	February 23, 2012
/s/ Ivor Evans Ivor Evans	Director	February 23, 2012
/s/ Paul Fulchino Paul Fulchino	Director	February 23, 2012
/s/ Ronald Kadish Ronald Kadish	Director	February 23, 2012
/s/ Francis Raborn Francis Raborn	Director	February 23, 2012
/s/ Tawfiq Popatia Tawfiq Popatia	Director	February 23, 2012
/s/ Charles Chadwell Charles Chadwell	Director	February 23, 2012
/s/ Richard Gephardt Richard Gephardt	Director	February 23, 2012
/s/ Robert Johnson Robert Johnson	Director, Chairman of the Board	February 23, 2012

SCHEDULE II — Valuation and Qualifying Accounts
Allowance for Doubtful Accounts, Warranties and Extraordinary Rework, and Deferred Tax Asset Valuation
(Deducted from assets to which they apply)

Allowance for Doubtful Accounts	2011	2010	2009
Balance, January 1	$—	$0.1	$0.1
Charges to costs and expenses	1.6	—	—
Write-offs, net of recoveries	(0.2)	(0.1)	—

Balance, December 31	$1.4	$—	$0.1

Warranties and Extraordinary Rework	2011	2010	2009
Balance, January 1	$18.7	$13.1	$6.5
Charges to costs and expenses	18.4	7.0	7.0
Write-offs, net of recoveries	(17.5)	(1.3)	(0.7)
Exchange rate	—	(0.1)	0.3

Balance, December 31	$19.6	$18.7	$13.1

Deferred Tax Asset Valuation Allowance	2011	2010	2009
Balance, January 1	$5.3	$—	$—
Income tax credits	2.9	5.3	—

Balance, December 31	$8.2	$5.3	$—

II-1