Form 10-Q
period 2012-03-29
Spirit AeroSystems Holdings, Inc.
filed 2012-05-04
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2012, the registrant had outstanding 118,735,414 shares of class A common stock, $0.01 par value per share, and 24,179,758 shares of class B common stock, $0.01 par value per share.

PART I — FINANCIAL INFORMATION

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 29, 2012	March 31, 2011
	($ in millions, except per share data)
Net revenues	$1,265.8	$1,049.6
Operating costs and expenses
Cost of sales	1,091.1	928.0
Selling, general and administrative	45.0	39.0
Research and development	7.4	13.0
Total operating costs and expenses	1,143.5	980.0
Operating income	122.3	69.6
Interest expense and financing fee amortization	(18.3)	(20.9)
Interest income	—	0.1
Other income (expense), net	3.5	1.5
Income before income taxes and equity in net loss of affiliates	107.5	50.3
Income tax provision	(33.6)	(15.3)
Income before equity in net loss of affiliates	73.9	35.0
Equity in net loss of affiliates	(0.3)	(0.4)
Net income	$73.6	$34.6
Earnings per share
Basic	$0.52	$0.25
Diluted	$0.52	$0.24

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended
	March 29, 2012	March 31, 2011
	($ in millions)
Net income	$73.6	$34.6
Changes in other comprehensive income, net of tax:
Unrealized (loss) on interest rate swaps, net of tax benefit of $0.5, $0.1, respectively	(0.7)	(0.1)
Less: reclassification adjustment for loss realized in net income, net of tax benefit of $0.3, $1.2, respectively	0.5	2.0
Net unrealized gain (loss) on interest rate swaps	(0.2)	1.9
Unrealized gain on foreign currency hedge contracts, net of tax expense of $0.0, $0.2, respectively	0.1	0.6
Less: reclassification adjustment for loss realized in net income, net of tax benefit of $0.1, $0.0, respectively	0.1	0.1
Less: reclassification adjustment for loss realized in net other assets, net of tax benefit $0.0, $0.4, respectively	—	0.7
Net unrealized gain on foreign currency hedge contracts	0.2	1.4
Pension, SERP, and Retiree medical adjustments, net of tax benefit of $0.1, $0.0, respectively	0.2	0.1
Unrealized foreign exchange gain on intercompany loan, net of tax expense of $0.4, $0.6, respectively	1.3	1.6
Foreign currency translation adjustments	3.6	4.0
Total comprehensive income	$78.7	$43.6

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 29,	December 31,
	2012	2011
	($ in millions)
Current assets
Cash and cash equivalents	$134.1	$177.8
Accounts receivable, net	414.4	267.2
Inventory, net	2,739.1	2,630.9
Deferred tax asset-current	55.6	52.2
Other current assets	15.4	27.7
Total current assets	3,358.6	3,155.8
Property, plant and equipment, net	1,625.6	1,615.7
Pension assets	124.9	118.8
Deferred tax asset non-current, net	47.7	55.7
Other assets	93.7	96.4
Total assets	$5,250.5	$5,042.4
Current liabilities
Accounts payable	$557.6	$559.4
Accrued expenses	211.4	200.8
Profit sharing	16.5	23.5
Current portion of long-term debt	42.3	48.9
Advance payments, short-term	35.2	8.8
Deferred revenue, short-term	17.2	28.5
Deferred grant income liability - current	6.4	6.1
Other current liabilities	26.8	37.5
Total current liabilities	913.4	913.5
Long-term debt	1,151.6	1,152.0
Advance payments, long-term	779.2	655.9
Pension/OPEB obligation	85.7	84.2
Deferred grant income liability - non-current	121.2	121.8
Deferred revenue and other deferred credits	33.9	34.7
Other liabilities	118.0	115.6
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 118,735,017 and 118,560,926 shares issued, respectively	1.2	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 24,180,155 and 24,304,717 shares issued, respectively	0.2	0.2
Additional paid-in capital	1,000.0	995.9
Accumulated other comprehensive loss	(121.1)	(126.2)
Retained earnings	1,166.7	1,093.1
Total shareholders’ equity	2,047.0	1,964.2
Noncontrolling interest	0.5	0.5
Total equity	2,047.5	1,964.7
Total liabilities and equity	$5,250.5	$5,042.4

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 29, 2012	March 31, 2011
	($ in millions)
Operating activities
Net income	$73.6	$34.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	32.9	32.0
Amortization expense	1.2	1.2
Amortization of deferred financing fees	1.6	2.3
Accretion of customer supply agreement	0.1	—
Employee stock compensation expense	4.0	2.2
Excess tax benefit of share-based payment arrangements	(0.1)	(0.3)
(Gain) from the ineffectiveness of hedge contracts	(0.3)	(0.1)
(Gain) from foreign currency transactions	(2.4)	(0.9)
Deferred taxes	5.8	6.3
Long-term tax benefit	(0.2)	0.7
Pension and other post retirement benefits, net	(2.1)	(1.5)
Grant income	(1.4)	(1.3)
Equity in net loss of affiliates	0.3	0.4
Changes in assets and liabilities
Accounts receivable	(144.4)	(81.5)
Inventory, net	(103.1)	(140.4)
Accounts payable and accrued liabilities	14.7	46.2
Profit sharing/deferred compensation	(7.0)	(15.7)
Advance payments	149.6	(37.0)
Income taxes receivable/payable	0.5	32.1
Deferred revenue and other deferred credits	(11.8)	(5.9)
Other	0.1	(1.5)
Net cash provided by (used in) operating activities	11.6	(128.1)
Investing Activities
Purchase of property, plant and equipment	(54.2)	(41.5)
Proceeds from sale of assets	1.3	0.3
Other	(0.7)	—
Net cash (used in) investing activities	(53.6)	(41.2)
Financing Activities
Proceeds from revolving credit facility	120.0	—
Payments on revolving credit facility	(120.0)	—
Principal payments of debt	(2.5)	(2.2)
Excess tax benefit of share-based payment arrangements	0.1	0.3
Net cash (used in) financing activities	(2.4)	(1.9)
Effect of exchange rate changes on cash and cash equivalents	0.7	0.5
Net (decrease) in cash and cash equivalents for the period	(43.7)	(170.7)
Cash and cash equivalents, beginning of period	177.8	481.6
Cash and cash equivalents, end of period	$134.1	$310.9
Supplemental information
Purchase of property, plant and equipment, accrued	$8.5	$3.0

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

1.  Organization and Basis of Interim Presentation

Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). Onex Corporation (“Onex”) of Toronto, Canada and certain of its affiliates maintain majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, a division of the European Aeronautic Defense and Space NV (“Airbus”) and Boeing. Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit’s incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines, Continental Airlines, and American Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita and Chanute, Kansas; Kinston, North Carolina and Subang, Malaysia. The Company also has an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France, which began its operations during 2011.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 29, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2012 presentation.  In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2012 (the “2011 Form 10-K”).

2.  New Accounting Pronouncements

As of March 29, 2012, there have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in our 2011 Form 10-K.

In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

No. 2011-05 (FASB ASU 2011-12).  The amendments in this update defer certain changes in FASB ASU 2011-05 that relate to the presentation of reclassification adjustments of items out of accumulated other comprehensive income.  The provisions of FASB ASU 2011-12 were effective for annual and interim periods beginning after December 15, 2011.  The adoption of the provisions of FASB ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (FASB ASU 2011-11).  The amendments in this update will require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The intention is to enhance required disclosures by improving information about financial instruments and derivative instruments that are either offset in accordance with FASB guidance or are subject to an enforceable master netting arrangement; irrespective of whether they are offset in accordance with FASB guidance.  The provisions of FASB ASU 2011-11 will be effective for annual reporting periods beginning on or after January 1, 2013.  The adoption of the provisions of FASB ASU 2011-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04 Fair Value Measurements (Topic 820)—Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, (FASB ASU 2011-04). This update will require disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. The provisions of FASB ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions of FASB ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

3.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	March 29,	December 31,
	2012	2011
Trade receivables (1)(2)	$403.6	$258.0
Other	12.1	10.6
Less: allowance for doubtful accounts	(1.3)	(1.4)
Accounts receivable, net	$414.4	$267.2

(1)               Includes unbilled receivables of $21.8 and $17.4 at March 29, 2012 and December 31, 2011, respectively.

(2)               Includes $48.3 and $39.7 held in retainage by customers at March 29, 2012 and December 31, 2011, respectively.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

4.  Inventory

Inventories are summarized as follows:

	March 29,	December 31,
	2012	2011
Raw materials	$234.6	$236.9
Work-in-process	1,905.1	1,800.0
Finished goods	39.0	40.8
Product inventory	2,178.7	2,077.7
Capitalized pre-production	560.4	553.2
Total inventory, net	$2,739.1	$2,630.9

Inventories are summarized by platform as follows:

	March 29,	December 31,
	2012	2011
B737	$296.5	$297.2
B747-8(1)	140.4	136.9
B767	31.5	31.5
B777	131.8	129.0
B787(2)	995.8	971.1
A350 XWB (3)	224.3	174.2
Airbus — All other platforms	96.4	95.5
G280(4)	86.8	80.1
G650	537.7	501.1
Rolls-Royce	103.7	95.6
Sikorsky (5)	14.7	17.5
Aftermarket	44.2	43.1
Other in-process inventory related to long-term contracts and other programs(6)	35.3	58.1
Total inventory, net	$2,739.1	$2,630.9

(1)         Net of $2.7 forward-loss charge in the first quarter of 2012 and $18.3 forward-loss recorded during 2011 for the B747-8 program.

(2)         Net of settlement adjustments recorded in the second quarter of 2011 related to the B787 memorandum of agreement between Spirit and Boeing entered into in December 2010.

(3)         Net of $3.0 forward-loss recorded during 2011 for the A350 XWB non-recurring wing contract.

(4)         Net of $10.7 forward-loss recorded in the first quarter of 2012 and $81.8 forward-loss recorded during 2011 for the G280 wing program.

(5)         Net of $29.0 forward-loss recorded during 2011 for the Sikorsky CH-53K helicopter program.

(6)         Includes non-program specific inventory cost accruals and miscellaneous other work-in-process.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Non-recurring production costs include design and engineering costs and test articles.

Non-recurring production costs included in inventory are summarized as follows:

	March 29,	December 31,
	2012	2011
B737	$19.3	$12.8
B747-8(1)	9.6	10.8
B767	9.4	5.8
B777	4.6	1.9
B787	27.3	17.1
A350 XWB(2)	63.0	41.4
Sikorsky(3)	14.7	17.5
Other	2.4	1.8
Total non-recurring production costs in inventory, net	$150.3	$109.1

(1)         Net of $2.7 forward-loss recorded in the first quarter of 2012 for the B747-8 program.

(2)         Net of $3.0 forward-loss recorded during 2011 for the A350 XWB non-recurring wing contract.

(3)         Net of $29.0 forward-loss recorded during 2011 for the Sikorsky CH-53K helicopter program.

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

The following is a roll forward of the capitalized pre-production costs, net of forward-losses, included in the inventory balance at March 29, 2012:

Balance, December 31, 2011	$553.2
Charges to costs and expenses	(7.8)
Capitalized costs	15.0
Balance, March 29, 2012	$560.4

Capitalized pre-production costs, net of forward-losses, included in inventory are summarized as follows:

	March 29,	December 31,
	2012	2011
B747-8	$5.8	$5.5
B767	1.1	0.3
B777	1.5	1.8
B787	205.8	210.5
A350 XWB	51.5	36.2
G650	237.8	240.9
Rolls-Royce	56.9	58.0
Total capitalized pre-production costs	$560.4	$553.2

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

The following is a roll forward of the deferred production costs included in the inventory balances at March 29, 2012:

Balance, December 31, 2011	$813.2
Charges to costs and expenses	(59.6)
Capitalized costs	122.6
Exchange rate	0.3
Balance, March 29, 2012	$876.5

Deferred production costs included in inventory includes claims asserted by our customer or other similar items subject to uncertainty concerning their determination or realization.  At March 29, 2012, these items represented less than 1% of the total ending deferred production balance.

Deferred production costs and credit balances included in inventory are summarized as follows:

	March 29,	December 31,
	2012	2011
B747-8	$25.8	$31.8
B787	550.4	533.2
A350 XWB	38.6	—
G280	47.3	37.2
G650	176.4	167.1
Rolls-Royce	32.3	25.5
Other contracts	24.8	25.7
Credit balances on other contracts	(19.1)	(7.3)
Total deferred production costs	$876.5	$813.2

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Significant removal of capitalized pre-production and deferred production inventory will occur over the following contract blocks:

	Contract Block Quantity	Orders(1)
B747-8(2)	56	97
B787 (2)	500	850
A350 XWB(2)	400	556
G280(3)	250	30
G650(4)	350	97
Rolls-Royce(5)	350	51

(1)              Firm orders are from the published firm-order backlogs of Airbus and Boeing.  For all other programs, orders represent purchase orders received from OEM’s and are not reflective of OEM sales backlog.

(2)              Contract block quantities are projected to fully absorb the balance of capitalized pre-production and deferred inventory.

(3)              As of March 29, 2012, 88% of capitalized pre-production and deferred production inventory is recoverable over future anticipated production orders for this program.  Should those orders not materialize in future periods, potential impairment charges may be necessary.

(4)              As of March 29, 2012, 72% of capitalized pre-production and deferred production inventory is recoverable over future anticipated production orders for this program.  Should those orders not materialize in future periods, potential impairment charges may be necessary.

(5)              As of March 29, 2012, 85% of capitalized pre-production and deferred production inventory is recoverable over future anticipated production orders for this program.  Should those orders not materialize in future periods, potential impairment charges may be necessary.

5.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	March 29,	December 31,
	2012	2011
Land	$17.4	$17.0
Buildings (including improvements)	437.3	431.5
Machinery and equipment	839.7	849.3
Tooling	681.2	665.0
Capitalized software	153.9	118.7
Construction-in-progress	199.5	204.0
Total	2,329.0	2,285.5
Less: accumulated depreciation	(703.4)	(669.8)
Property, plant and equipment, net	$1,625.6	$1,615.7

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $1.9 and $1.7 for the three months ended March 29, 2012 and March 31, 2011, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized $23.9 and $24.2 in repair and maintenance costs for the three months ended March 29, 2012 and March 31, 2011, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal-use software.  Depreciation expense related to capitalized software was $4.5 and $4.7 for the three months ended March 29, 2012 and March 31, 2011, respectively.

6.  Other Assets

Other assets are summarized as follows:

	March 29,	December 31,
	2012	2011
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	27.6	26.8
Total intangible assets	39.3	38.5
Less: Accumulated amortization-patents	(1.1)	(1.1)
Accumulated amortization-favorable leasehold interest	(4.3)	(4.2)
Accumulated amortization-customer relationships	(20.7)	(19.3)
Intangible assets, net	13.2	13.9
Deferred financing
Deferred financing costs	64.0	64.0
Less: Accumulated amortization-deferred financing costs	(36.6)	(35.0)
Deferred financing costs, net	27.4	29.0
Other
Fair value of derivative instruments	—	0.6
Goodwill - Europe	2.9	2.9
Equity in net assets of affiliates	4.6	4.5
Customer supply agreement (1)	40.1	39.8
Other	5.5	5.7
Total	$93.7	$96.4

(1)                        Under an agreement with Airbus, certain payments accounted for as consideration given by a vendor to a customer are being amortized as a reduction to net revenues.

The Company recognized $1.0 of amortization expense of intangibles for each of the three month periods ended March 29, 2012 and March 31, 2011.

The following is a roll forward of the carrying amount of goodwill at March 29, 2012:

Balance, December 31, 2011	$2.9
Goodwill acquired	—
Exchange rate	—
Balance, March 29, 2012	$2.9

7.  Research and Development Milestones

Milestone payments.  Milestone payments are recognized as revenue when milestones are deemed to be substantive and are achieved.  A substantive milestone is one that is based on successful performance by the Company and not solely contingent upon the passage of time or performance by another party.  Milestone payments collected in advance that have significant future performance obligations are presented as advance payments or deferred revenue, and are recognized when the milestone is achieved.

As part of our ongoing participation in the B787-9 program, we received research and development milestone payments of $2.8 for the three months ended March 29, 2012.  We expect to receive additional payments related to research and development on this program. These additional payments remain un-negotiated as of March 29, 2012.

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

In March 2012, we signed a Memorandum of Agreement with Airbus providing for us to receive advance payments in 2012.  The advance payments will be offset against the recurring price of A350 XWB ship sets invoiced by Spirit at a rate of $1.25 per ship set.  We received $150.0 in March 2012.

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

Advance payments and deferred revenue/credits are summarized by platform as follows:

	March 29,	December 31,
	2012	2011
B737	$23.0	$23.6
B747-8	—	0.2
B787	630.8	629.1
A350 XWB	155.3	22.9
Airbus — All other platforms	7.4	7.4
Gulfstream	34.8	35.6
Other	14.2	9.1
Total advance payments and deferred revenue/credits	$865.5	$727.9

9. Government Grants

We received grants in the form of government funding for a portion of the site construction and other specific capital asset cost at our Kinston, North Carolina and Subang, Malaysia sites.  Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income is being amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of March 29, 2012, the value recorded within property, plant and equipment related to the use of grant funds in North Carolina and Malaysia was $144.9 prior to amortization, including foreign exchange rate changes.

Deferred grant income liability, net consists of the following:

Balance, December 31, 2011	$127.9
Grant income recognized	(1.4)
Exchange rate	1.1
Total deferred grant income liability, March 29, 2012	$127.6

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The asset related to the deferred grant income, net consists of the following:

Beginning Balance, December 31, 2011	$128.3
Depreciation	(1.3)
Exchange rate	1.0
Total asset value related to deferred grant income, March 29, 2012	$128.0

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

	Fair Value Measurements
	March 29, 2012			At March 29, 2012 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$25.3	$25.3	$—	$25.3	$—	$—

Interest Rate Swaps	$(5.2)	$—	$(5.2)	$—	$(5.2)	$—

Foreign Currency Hedge Contracts	$0.2	$0.2	$—	$—	$0.2	$—

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

The Company’s long-term debt consists of a senior secured term loan, senior unsecured notes, and the Malaysian term loan.  The estimated fair value of our debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings.  The following table presents the carrying amount and estimated fair value of long-term debt in accordance with FASB authoritative guidance on fair value measurements related to disclosures of financial instruments:

	March 29, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$560.4	$558.9	$561.9	$560.1
Senior unsecured notes due 2017	295.1	324.0	294.9	325.5
Senior unsecured notes due 2020	300.0	324.0	300.0	317.9
Malaysian loan	15.9	14.0	16.1	14.1
Total	$1,171.4	$1,220.9	$1,172.9	$1,217.6

See Note 12, Investments for fair value disclosure on government and corporate debt securities.

11.  Derivative and Hedging Activities

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

The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of March 29, 2012 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.

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

The entire asset classes of the Company, including hedges, are pledged as collateral for both the term loan and the revolving credit facility under the Company’s senior secured credit facility (see Note 13, Debt).

Interest Rate Swaps

We enter into floating-to-fixed interest rate swap agreements periodically. As of March 29, 2012, the interest rate swap agreements had notional amounts totaling $325.0.

				Effective	Fair Value,
Notional Amount	Expires	Variable Rate	Fixed Rate (1)	Fixed Rate(2)	March 29, 2012
$50	March 2013	1 Month LIBOR	0.72%	3.63%	$(0.2)
$50	June 2013	1 Month LIBOR	0.84%	3.74%	$(0.3)
$225	July 2014	1 Month LIBOR	1.37%	4.28%	$(4.7)
				Total	$(5.2)

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The purpose of entering into these swaps was to reduce the Company’s exposure to variable interest rates. The interest rate swaps settle on a monthly basis when interest payments are made. These settlements occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of ($5.2) and ($4.8) at March 29, 2012 and December 31, 2011, respectively.

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

We use foreign currency hedge contracts to reduce our exposure to currency exchange rate fluctuations, which include hedging contracts to hedge U.S. dollar revenue from certain customers.  The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. The hedges are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. Gains and losses from these cash flow hedges are recorded to other comprehensive income until the underlying transaction for which the hedge was placed occurs and then the value in other comprehensive income is reclassified to earnings. The exception to the aforementioned treatment of realized gains/losses involves certain cash payments to Airbus, payable in British pounds sterling which were hedged, and this amount in other comprehensive income was reclassified into other assets when the underlying transaction occurred and will be amortized over the first A350 XWB contract block.  The amount of unamortized loss reclassified out of other comprehensive income into other assets for the three months ended March 29, 2012 was zero.  The fair value of the forward contracts was a net asset of $0.2 as of March 29, 2012.

Notional Amount

	March 29, 2012		December 31, 2011
Year	USD Buy/(Sell)	Foreign Buy/(Sell)	USD Buy/(Sell)	Foreign Buy/(Sell)
2012	$(4.5)	£2.9	$(9.0)	£5.6
2013	—	—	—	(0.1)
	$(4.5)	£2.9	$(9.0)	£5.5

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The following table summarizes the Company’s fair value of outstanding derivatives at March 29, 2012 and December 31, 2011:

	Fair Values of Derivative Instruments
	Other Asset Derivatives		Other Liability Derivatives
	March 29, 2012	December 31, 2011	March 29, 2012	December 31, 2011
Derivatives designated as hedging instruments

Interest rate swaps
Current	$—	$—	$2.9	$2.4
Non-current	—	—	2.3	2.4
Foreign currency hedge contracts
Current	0.2	—	—	0.2
Non-current	—	—	—	—
Total derivatives designated as hedging instruments	0.2	—	5.2	5.0
Derivatives not designated as hedging instruments
Foreign currency hedge contracts
Current	—	0.6	—	0.7
Non-current	—	0.6	—	0.7
Total derivatives not designated as hedging instruments	—	1.2	—	1.4
Total derivatives	$0.2	$1.2	$5.2	$6.4

The impact on other comprehensive income (“OCI”) and earnings from cash flow hedges for the three months ended March 29, 2012 and March 31, 2011 was as follows:

Derivatives in Cash Flow	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)		Location of (Gain) or Loss Reclassified from Accumulated OCI	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Hedging	For the Three Months Ended		into Income	For the Three Months Ended		from Effectiveness	For the Three Months Ended
Relationships	March 29, 2012	March 31, 2011	(Effective Portion)	March 29, 2012	March 31, 2011	Testing)	March 29, 2012	March 31, 2011

Interest rate swaps	$(0.7)	$(0.1)	Interest expense	$0.7	$3.2	Other (income)/expense	$—	$—
Foreign currency hedge contracts	0.1	0.6	Sales/Revenue	0.1	0.1	Other (income)/expense	—	—
Total	$(0.6)	$0.5		$0.8	$3.3		$—	$—

The impact on earnings from foreign currency hedge contracts that do not qualify as cash flow hedges was $0.2 income for the three months ended March 29, 2012 and less than ($0.1) loss for three months ended March 31, 2011.

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

Gains and losses accumulated in OCI for foreign currency hedge contracts are reclassified into earnings as the underlying transactions for which the contracts were entered into are realized. During the next twelve months, the Company estimates that a loss of $0.1 will be reclassified from OCI, net of tax. None of the gains or losses reclassified to earnings are attributable to the discontinuance of cash flow hedges.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

12.  Investments

The amortized cost and approximate fair value of held-to-maturity securities are as follows:

	March 29, 2012		December 31, 2011
	Current	Noncurrent	Current	Noncurrent
Government and Corporate Debt Securities
Amortized cost	$0.6	$2.9	$0.4	$3.1
Unrealized gains	—	—	—	—
Unrealized losses	—	—	—	(0.1)
Fair value	$0.6	$2.9	$0.4	$3.0

Maturities of held-to-maturity securities at March 29, 2012 are as follows:

	Amortized Cost	Approximate Fair Value
Within One Year	$0.6	$0.5
One to Five Years	2.0	2.0
Five to Ten Years	0.2	0.2
After Ten Years	0.7	0.7
Total	$3.5	$3.4

At March 29, 2012 and December 31, 2011, the fair value of certain investments in debt and marketable securities are less than their historical cost.  Total fair value of these investments at March 29, 2012 and December 31, 2011, was $1.6 and $1.8, respectively, which is approximately 46% and 53% of the Company’s held-to-maturity investment portfolio.  These declines primarily resulted from decreases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.

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

13.  Debt

Total debt shown on the balance sheet is comprised of the following:

	March 29,	December 31,
	2012	2011
Senior secured term loan (short and long-term)	$560.4	$561.9
Senior notes (due 2017 and 2020)	595.1	594.9
Malaysian term loan	15.9	16.1
Present value of capital lease obligations	15.2	15.2
Other	7.3	12.8
Total	$1,193.9	$1,200.9

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Senior Secured Term Loan

As of March 29, 2012, we were a party to a credit agreement that consists of a senior secured term loan and a senior secured revolving line of credit (the “Prior Credit Agreement”).  On October 15, 2010, we entered into Amendment No. 3 to the Prior Credit Agreement.  As a result of the amendment, among other things, the revolving credit commitment was increased from $408.8 to $650.0 and the maturity date of the revolving credit commitment was extended to September 30, 2014.  The credit agreement amendment also extended the maturity date for $437.4 (Term B-2) of the outstanding term loan to September 30, 2016.  The maturity date for the $130.2 (Term B-1) balance of the outstanding term loan remained at September 30, 2013.  Substantially all of Spirit’s assets, including inventory and property, plant and equipment were pledged as collateral for both the term loan and the revolving credit facility.  As of March 29, 2012 and December 31, 2011, the outstanding balance of the term loan was $560.4 and $561.9, respectively. Amounts outstanding under the revolving credit facility were zero at March 29, 2012 and December 31, 2011.  As of March 29, 2012, there were $19.9 of letters of credit outstanding under the revolving credit agreement.

The Company was able borrow funds under its revolving credit agreement as either (i) a Eurodollar Loan, based on LIBOR or, (ii) an Alternate Base Rate (ABR) Loan, based on a rate defined in our credit agreement, plus an applicable margin as set forth in the table below:

	Total Leverage Ratio	Eurodollar Margin	ABR Margin
Level I	> 2.5:1	4.00%	3.00%
Level II	< 2.5:1 but > 1.75:1	3.50%	2.50%
Level III	< 1.75:1	3.00%	2.00%

At March 29, 2012, the Company’s total leverage ratio was 2.18:1.0 resulting in applicable margins of 3.50% and 2.50% on Eurodollar and ABR Loans respectively.

In addition to paying interest on outstanding principal under the senior secured credit facility, Spirit was required to pay an unused line fee of 75 basis points on the unused portion of the commitments under the revolving credit facility. Spirit was required to pay participation fees equal to the applicable margin for LIBOR rate revolving credit borrowings with respect to letters of credit issued under the revolving credit facility.  Spirit was also required to pay to the issuing banks under its senior secured credit facility letter of credit fronting fees in respect of letters of credit equal to 25 basis points per year, and to the administrative agent thereunder customary administrative fees.

The credit agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements.  The credit agreement also contained the following financial covenants (as defined in the credit agreement) through the final maturity date of the credit agreement:

Covenant Leverage Ratio	Shall not exceed 2.5:1.0
Interest Coverage Ratio	Shall not be less than 4.0:1.0
Total Leverage Ratio	Shall not exceed 3.5:1.0

The Financial Covenant ratios were calculated as of the last day of each fiscal quarter.  Failure to meet these financial covenants would be an event of default under the credit agreement.  As of March 29, 2012, we were and expected to remain in full compliance with all covenants contained within our credit agreement for the foreseeable future.

On April 18, 2012, Spirit entered into a $1.2 billion senior secured Credit Agreement consisting of a $650.0 million revolving credit facility and a $550.0 million term loan B facility.  The Credit Agreement refinances and replaces the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended October 15, 2010.  The revolving credit facility matures April 18, 2017 and bears interest, at Spirit’s option, at either LIBOR plus 2.25% or a defined “base rate” plus 1.25%, subject to adjustment to between LIBOR plus 1.75% and LIBOR plus 2.50% (or between base rate plus 0.75% and base rate plus 1.50%, as applicable) based on changes to Spirit’s debt-to-EBITDA ratio.  The term loan matures April 18, 2019 and bears interest, at Spirit’s option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit’s secured debt-to-EBITDA ratio is below 1:1 at any time following Spirit’s fourth fiscal quarter of 2012.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Spirit used the proceeds of the new term loan to pay off outstanding amounts under the Prior Credit Agreement.  The Company will take a charge of approximately $9.5 million in the second quarter of 2012 for unamortized deferred financing fees as a result of extinguishment of the debt.

Senior Notes

On November 18, 2010, we issued $300.0 aggregate of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.  The carrying value of the 2020 Notes was $300.0 as of March 29, 2012.

On September 30, 2009, we issued $300.0 of 7.50% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable, in cash in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $295.1 as of March 29, 2012.

As of March 29, 2012, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes for the foreseeable future.

Malaysian Term Loan

On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia (“RM”) 69.2 (approximately USD $20.0 equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM 3.3 (USD $1.0) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum.  The Malaysia Facility loan balance as of March 29, 2012 was $15.9.

France Factory

On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of an aerospace-related component assembly plant in Saint-Nazaire, France.  Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of March 29, 2012, the Saint-Nazaire capital lease balance was $11.5.

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

The initial renovations were completed during the first quarter of 2012, and the lease was reviewed for potential sale-leaseback treatment in accordance with the FASB authoritative guidance on accounting for lessee involvement in asset construction.  The lease qualified for sale-leaseback treatment and the $5.6 that had been capitalized along with the offsetting credit to the lease financing liability was reversed.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

14. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
Components of Net Periodic Pension	For the Three Months Ended
Income	March 29, 2012	March 31, 2011
Service cost	$1.6	$1.4
Interest cost	11.3	11.2
Expected return on plan assets	(18.7)	(16.6)
Amortization of net (gain)	1.8	0.4
Net periodic pension income	$(4.0)	$(3.6)

	Other Benefits
	For the Three Months Ended
Components of Other Benefit Expense	March 29, 2012	March 31, 2011
Service cost	$0.8	$0.8
Interest cost	0.9	1.0
Amortization of net loss	0.1	0.3
Net periodic other benefit expense	$1.8	$2.1

Employer Contributions

We expect to contribute zero dollars to the U.S. qualified pension plan and less than $0.7 to both the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2012.  Our projected contributions to the U.K. pension plan for 2012 are $9.1, of which $2.1 was contributed by the end of the first quarter of 2012.  We anticipate contributing the additional $7.0 to the U.K. pension plan during the remainder of 2012.  The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.

15.  Stock Compensation

Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.

For the three months ended March 29, 2012, Holdings recognized a net total of $4.0 of stock compensation expense, which is net of stock forfeitures, as compared to $2.2 of stock compensation expense, net of forfeitures, for the three months ended March 31, 2011. The total $4.0 of net stock compensation expense recorded as of March 29, 2012 was recorded as selling, general and administrative expense, and the amount includes $0.9 accelerated vesting expense for participants meeting the conditions for “Qualifying Retirement” under the Short-Term Incentive Plan or “STIP” as set out in the Proxy Statement for our 2012 annual meeting of stockholders. Of the $2.2 of stock compensation expense recorded for the three months ended March 31, 2011, less than $0.1 was charged directly to cost of sales, $2.1 was recorded as selling, general and administrative expense, while the remainder was capitalized in inventory and is recognized through cost of sales in accordance with FASB authoritative guidance.

In February 2012, 104,405 shares of Class A common stock with an aggregate grant date fair value of $2.5 were granted under the Company’s Short-Term Incentive Plan and such shares will vest on the one-year anniversary of the grant date. Additionally, 169,391

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

shares of Class A common stock with an aggregate grant date fair value of $4.3 granted under the Company’s Short-Term Incentive Plan vested during the quarter ended March 29, 2012.

16. Income Taxes

The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax assets at March 29, 2012 and December 31, 2011 were $95.5 and $102.1, respectively.

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

We continue to operate under a tax holiday in Malaysia effective through September 2024.  Management is maintaining a reserve for potential uncertainty in meeting the tax holiday’s conditional employment and investment thresholds.

The 31.3% effective tax rate for the three months ended March 29, 2012 differs from the 30.4% effective tax rate for the same period in 2011 primarily due to maintaining a reserve this year for the Malaysia tax holiday benefit and expiration of the U.S. Research Credit on December 31, 2011.

We are participating in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program for our 2011 and 2012 tax years.  The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  HM Revenue & Customs is currently examining our 2009 U.K. income tax return.  While a change could result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 29, 2012			March 31, 2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS
Income available to common shareholders	$72.4	139.5	$0.52	$34.0	138.6	$0.25
Income allocated to participating securities	1.2	2.3		0.6	2.7
Net Income	$73.6			$34.6

Diluted potential common shares		0.7			0.8
Diluted EPS
Net Income	$73.6	142.5	$0.52	$34.6	142.1	$0.24

The balance of outstanding common shares presented in the consolidated statement of shareholders’ equity was 142.9 million and 142.3 million at March 29, 2012 and March 31, 2011, respectively. Included in the outstanding common shares were 2.5 million and 2.9 million of issued but unvested shares at March 29, 2012 and March 31, 2011, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	For the Three Months Ended March 29, 2012	For the Twelve Months Ended December 31, 2011

Interest rate swaps	$(3.1)	$(2.8)
Foreign currency hedges	0.1	(0.1)
Pension	(91.5)	(91.5)
SERP/ Retiree medical	(12.4)	(12.7)
Foreign currency impact on long term intercompany loan	(4.4)	(5.7)
Currency translation adjustment	(9.8)	(13.4)
Total accumulated other comprehensive loss	$(121.1)	$(126.2)

Noncontrolling Interest

Noncontrolling interest at March 29, 2012 remained unchanged from the prior year at $0.5.

18.  Related Party Transactions

On March 26, 2007, Hawker Beechcraft, Inc. (“Hawker”), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. The Company’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker. For the

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

three months ended March 29, 2012 and March 31, 2011 sales to Hawker were $1.2 and $2.2, respectively.  Receivables due from Hawker were $3.5 as of March 29, 2012, net of a $0.3 receivable write-off.

On May 3, 2012, Hawker Beechcraft filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As noted above, we have outstanding receivables with Hawker Beechcraft, for which we have adequately reserved.

The Company paid less than $0.1 to a subsidiary of Onex for services rendered for each of the three month periods ended March 29, 2012 and March 31, 2011. Management believes the amounts charged were reasonable in relation to the services provided.

Boeing owned and operated significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, was providing those systems and support services to Spirit under a Transition Services Agreement. The services covered by the Transition Services Agreement have now been established by the Company, and the agreement terminated. Under the Transition Services Agreement, the Company incurred fees of zero and less than $0.1 for the three months ended March 29, 2012 and March 31, 2011, respectively. The amounts owed to Boeing and recorded as accrued liabilities were zero and less than $0.1 at March 29, 2012 and March 31, 2011, respectively.

The spouse of one of the Company’s executives who retired in 2011 is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $0.2 to the firm for the period ended March 31, 2011.

On April 20, 2011, an executive of the Company was elected to the Board of Directors of Rockwell Collins, Inc., a supplier of manufacturing parts to the Company.  Under the commercial terms of the arrangement with the supplier, Spirit paid less than $0.1 for each of the three month periods ended March 29, 2012 and March 31, 2011.  The amounts owed to Rockwell Collins and recorded as accrued liabilities were less than $0.1 as of March 29, 2012.

An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties.  Such fees are not material to the Company.

19.  Commitments, Contingencies and Guarantees

Litigation

From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at March 29, 2012 or December 31, 2011 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

In December 2005, a lawsuit was filed against Spirit, Onex and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The asset purchase agreement from the Boeing Acquisition requires Spirit to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita, which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. On June 30, 2010, the U.S. District

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Court granted defendants’ dispositive motions, finding that the case should not be allowed to proceed as a class action.  The matter is now on appeal to the Tenth Circuit Court of Appeals, which could reverse the District Court’s June 30, 2010 ruling.  The Company intends to continue to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants include Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with Boeing and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income Security Act and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification. The sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs initially sought a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. Following the completion of discovery, however, plaintiffs’ counsel informed Spirit counsel that plaintiffs’ counsel had determined that all claims against the Spirit entities were not viable, and plaintiffs’ counsel agreed to work with the Spirit entities to seek the voluntary dismissal with prejudice of all claims against the Spirit entities, Plaintiffs’ claims against Boeing entities remain pending in the litigation. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the asset purchase agreement from the Boeing Acquisition between Boeing and Spirit. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

On May 11, 2009, Spirit filed a lawsuit in the United States District Court for the District of Kansas against SPS Technologies LLC (“SPS”) and Precision Castparts Corp. Spirit’s claims are based on the sale by SPS of certain non-conforming nut plate fasteners to Spirit between August 2007 and August 2008. Many of the fasteners were used on assemblies that Spirit sold to a customer. In the fall of 2008, Spirit discovered the non-conformity and notified the customer of the discrepancy. Subsequently, Spirit and the customer removed and replaced nut plates on various in-process aircraft assemblies and subsequently agreed to an appropriate cost related to those efforts. Spirit’s lawsuit seeks damages, including damages related to these efforts, under various theories, including breach of contract and breach of implied warranty.

Guarantees

Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of both March 29, 2012 and December 31, 2011, outstanding letters of credit were $19.9. Outstanding guarantees were $27.1 and $26.6 at March 29, 2012 and December 31,2011, respectively.

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

The following is a roll forward of the service warranty and extraordinary rework balance at March 29, 2012:

Balance, December 31, 2011	$19.6
Charges to costs and expenses	2.3
Exchange rate	0.1
Balance, March 29, 2012	$22.0

20.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended
	March 29,	March 31,
	2012	2011
KDFA bond	$1.2	$1.1
Rental and miscellaneous (expense)	(0.1)	—
Foreign currency gains	2.4	0.4
Total	$3.5	$1.5

Foreign currency gains are due to the impact of movement in foreign currency exchange rates on trade and intercompany receivables/payables and other long-term contractual rights/obligations denominated in a currency other than the entity’s functional currency.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

21.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers.  Approximately 93% of the Company’s net revenues for the three months ended March 29, 2012 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses, unallocated research and development and unallocated cost of sales. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.  Unallocated research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment.  Unallocated cost of sales includes general costs not directly attributable to segment operations, such as early retirement and other incentives.  All of these unallocated items are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.

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

The Company’s Propulsion Systems segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers) and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services.  The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas.

The Company’s Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces) as well as other miscellaneous structural parts primarily to aircraft OEMs, as well as related spares and MRO services. These activities take place at the Company’s facilities in Tulsa and McAlester, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; and Subang, Malaysia.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The following table shows segment revenues and operating income for the three months ended March 29, 2012 and March 31, 2011:

	Three Months	Three Months
	Ended	Ended
	March 29,	March 31,
	2012	2011

Segment Revenues
Fuselage Systems (1)	$622.6	$528.0
Propulsion Systems	344.0	273.0
Wing Systems (2)	296.6	244.9
All Other	2.6	3.7
	$1,265.8	$1,049.6
Segment Operating Income
Fuselage Systems (1)	$86.9	$47.0
Propulsion Systems	57.6	40.8
Wing Systems (2)	20.4	17.4
All Other	0.2	—
	165.1	105.2
Unallocated corporate SG&A	(40.7)	(35.1)
Unallocated research and development	(1.1)	(0.5)
Unallocated cost of sales(3)	(1.0)	—
Total operating income	$122.3	$69.6

(1)          Net of $28.2 forward-loss recorded in the first quarter of 2011 for the Sikorsky CH-53K helicopter program.

(2)          Net of $2.7 and $10.7 forward-loss charges recorded in the first quarter of 2012 for the B747-8 and G280 wing programs, respectively.

(3)          Includes charges in the first quarter of 2012 of $1.0 related to early retirement incentives to eligible employees.

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

In connection with the initial sales of the 2017 Notes and the 2020 Notes, the Company entered into Registration Rights Agreements with the initial purchasers of the 2017 Notes and the 2020 Notes, respectively, pursuant to which the Company, Spirit and the Subsidiary Guarantors (as defined below) agreed to file (x) a registration statement with respect to an offer to exchange original 2017 Notes for a new issue of substantially identical notes registered under the Securities Act (the “2017 Notes Exchange Offer”) and (y) a registration statement with respect to an offer to exchange the original 2020 Notes for a new issue of substantially identical notes registered under the Securities Act (the “2020 Notes Exchange Offer”). The 2017 Notes Exchange Offer was consummated on May 26, 2010. The 2020 Notes Exchange Offer was consummated on January 31, 2011. The 2017 Notes and 2020 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and its 100% owned domestic subsidiaries, other than Spirit (the “Subsidiary Guarantors”).

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent company;

(ii)	Spirit, as the subsidiary issuer of the 2017 Notes and the 2020 Notes;

(iii)	The Subsidiary Guarantors, on a combined basis, as guarantors of the 2017 Notes and the 2020 Notes;

(iv)	The Company’s subsidiaries, other than the Subsidiary Guarantors, which are not guarantors of the 2017 Notes and the 2020 Notes (the “Subsidiary Non-Guarantors”), on a combined basis;

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 29, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net Revenues	$—	$1,149.0	$55.4	$136.6	$(75.2)	$1,265.8
Operating costs and expenses
Cost of sales	—	996.3	49.3	120.7	(75.2)	1,091.1
Selling, general and administrative	1.1	38.8	0.5	4.6	—	45.0
Research and development	—	7.0	—	0.4	—	7.4
Total operating costs and expenses	1.1	1,042.1	49.8	125.7	(75.2)	1,143.5
Operating income (loss)	(1.1)	106.9	5.6	10.9	—	122.3
Interest expense and financing fee amortization	—	(18.0)	—	(2.2)	1.9	(18.3)
Interest income	—	1.9	—	—	(1.9)	—
Other income, net	—	1.2	—	2.3	—	3.5
Income (loss) before income taxes and equity in net income (loss) of affiliates and subsidiaries	(1.1)	92.0	5.6	11.0	—	107.5
Income tax benefit (provision)	0.4	(30.2)	(2.1)	(1.7)	—	(33.6)
Income (loss) before equity in net income (loss) of affiliates and subsidiaries	(0.7)	61.8	3.5	9.3	—	73.9
Equity in net (loss) of affiliates	—	(0.4)	—	0.1	—	(0.3)
Equity in net income of subsidiaries	74.6	12.8	—	—	(87.4)	—
Net income (loss)	73.9	74.2	3.5	9.4	(87.4)	73.6
Other comprehensive income	—	—	—	5.1	—	5.1
Comprehensive income (loss)	$73.9	$74.2	$3.5	$14.5	$(87.4)	$78.7

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net Revenues	$—	$943.3	$0.5	$127.6	$(21.8)	$1,049.6
Operating costs and expenses
Cost of sales	—	830.0	(0.1)	119.9	(21.8)	928.0
Selling, general and administrative	1.1	32.2	0.4	5.3	—	39.0
Research and development	—	13.0	—	—	—	13.0
Total operating costs and expenses	1.1	875.2	0.3	125.2	(21.8)	980.0
Operating income (loss)	(1.1)	68.1	0.2	2.4	—	69.6
Interest expense and financing fee amortization	—	(20.6)	—	(1.4)	1.1	(20.9)
Interest income	—	1.2	—	—	(1.1)	0.1
Other income, net	—	1.0	—	0.5	—	1.5
Income (loss) before income taxes and equity in net income (loss) of affiliates and subsidiaries	(1.1)	49.7	0.2	1.5	—	50.3
Income tax benefit (provision)	0.4	(16.4)	(0.1)	0.8	—	(15.3)
Income (loss) before equity in net income (loss) of affiliates and subsidiaries	(0.7)	33.3	0.1	2.3	—	35.0
Equity in net (loss) of affiliates	—	—	—	(0.4)	—	(0.4)
Equity in net income of subsidiaries	35.7	2.4	—	—	(38.1)	—
Net income (loss)	35.0	35.7	0.1	1.9	(38.1)	34.6
Other comprehensive income	—	2.7	—	6.3	—	9.0
Comprehensive income (loss)	$35.0	$38.4	$0.1	$8.2	$(38.1)	$43.6

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet

March 29, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$88.2	$—	$45.9	$—	$134.1
Accounts receivable, net	—	435.8	3.4	144.0	(168.8)	414.4
Inventory, net	—	2,450.4	100.2	188.5	—	2,739.1
Deferred tax asset-current	—	55.6	—	—	—	55.6
Other current assets	—	13.4	—	2.0	—	15.4
Total current assets	—	3,043.4	103.6	380.4	(168.8)	3,358.6
Property, plant and equipment, net	—	1,130.7	310.2	184.7	—	1,625.6
Pension assets	—	123.8	—	1.1	—	124.9
Investment in subsidiary	1,001.4	279.9	—	—	(1,281.3)	—
Equity in net assets of subsidiaries	678.4	13.5	—	—	(691.9)	—
Deferred tax asset- non-current, net	—	47.0	—	0.7	—	47.7
Other assets	—	350.9	80.0	29.7	(366.9)	93.7
Total assets	$1,679.8	$4,989.2	$493.8	$596.6	$(2,508.9)	$5,250.5
Current liabilities
Accounts payable	$—	$479.1	$103.9	$143.4	$(168.8)	$557.6
Accrued expenses	—	191.5	0.7	19.2	—	211.4
Profit sharing	—	15.9	—	0.6	—	16.5
Current portion of long-term debt	—	38.7	—	3.6	—	42.3
Advance payments, short-term	—	35.2	—	—	—	35.2
Deferred revenue, short-term	—	15.7	—	1.5	—	17.2
Deferred grant income liability - current	—	—	5.1	1.3	—	6.4
Other current liabilities	—	21.7	—	5.1	—	26.8
Total current liabilities	—	797.8	109.7	174.7	(168.8)	913.4
Long-term debt	—	1,125.8	80.0	232.7	(286.9)	1,151.6
Advance payments, long-term	—	779.2	—	—	—	779.2
Pension/OPEB obligation	—	85.7	—	—	—	85.7
Deferred grant income liability - non-current	—	—	87.7	33.5	—	121.2
Deferred revenue and other deferred credits	—	22.9	—	11.0	—	33.9
Other liabilities	—	177.4	—	20.6	(80.0)	118.0
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized,118,735,017 shares issued	1.2	—	—	—	—	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 24,180,155 shares issued	0.2	—	—	—	—	0.2
Additional paid-in capital	1,000.0	1,001.4	210.7	69.2	(1,281.3)	1,000.0
Accumulated other comprehensive loss	—	(108.8)	—	(12.3)	—	(121.1)
Retained earnings	678.4	1,107.8	5.7	66.7	(691.9)	1,166.7
Total shareholders’ equity	1,679.8	2,000.4	216.4	123.6	(1,973.2)	2,047.0
Noncontrolling interest	—	—	—	0.5	—	0.5
Total equity	1,679.8	2,000.4	216.4	124.1	(1,973.2)	2,047.5
Total liabilities and shareholders’ equity	$1,679.8	$4,989.2	$493.8	$596.6	$(2,508.9)	$5,250.5

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet

December 31, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$106.7	$—	$71.1	$—	$177.8
Accounts receivable, net	—	318.8	8.9	130.7	(191.2)	267.2
Inventory, net	—	2,354.8	113.8	162.3	—	2,630.9
Deferred tax asset-current	—	52.2	—	—	—	52.2
Other current assets	—	25.5	—	2.2	—	27.7
Total current assets	—	2,858.0	122.7	366.3	(191.2)	3,155.8
Property, plant and equipment, net	—	1,118.3	319.2	178.2	—	1,615.7
Pension assets	—	118.3	—	0.5	—	118.8
Investment in subsidiary	997.3	279.9	—	—	(1,277.2)	—
Equity in net assets of subsidiaries	604.6	12.5	—	—	(617.1)	—
Deferred tax asset- non-current, net	—	55.0	—	0.7	—	55.7
Other assets	—	333.6	80.0	30.3	(347.5)	96.4
Total assets	$1,601.9	$4,775.6	$521.9	$576.0	$(2,433.0)	$5,042.4
Current liabilities
Accounts payable	$—	$477.0	$129.3	$144.3	$(191.2)	$559.4
Accrued expenses	—	167.5	0.3	33.0	—	200.8
Profit sharing	—	21.6	—	1.9	—	23.5
Current portion of long-term debt	—	39.8	5.6	3.5	—	48.9
Advance payments, short-term	—	8.8	—	—	—	8.8
Deferred revenue, short-term	—	27.2	—	1.3	—	28.5
Deferred grant income liability - current	—	—	4.9	1.2	—	6.1
Other current liabilities	—	32.9	—	4.6	—	37.5
Total current liabilities	—	774.8	140.1	189.8	(191.2)	913.5
Long-term debt	—	1,126.2	80.0	213.3	(267.5)	1,152.0
Advance payments, long-term	—	655.9	—	—	—	655.9
Pension/OPEB obligation	—	84.2	—	—	—	84.2
Deferred grant income liability - non-current	—	—	88.9	32.9	—	121.8
Deferred revenue and other deferred credits	—	24.0	—	10.7	—	34.7
Other liabilities	—	175.9	—	19.7	(80.0)	115.6
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—	—	—	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 118,560,926 shares issued	1.2	—	—	—	—	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 24,180,155 shares issued	0.2	—	—	—	—	0.2
Additional paid-in capital	995.9	997.3	210.7	69.2	(1,277.2)	995.9
Accumulated other comprehensive loss	—	(108.8)	—	(17.4)	—	(126.2)
Retained earnings	604.6	1,046.1	2.2	57.3	(617.1)	1,093.1
Total shareholders’ equity	1,601.9	1,934.6	212.9	109.1	(1,894.3)	1,964.2
Noncontrolling interest	—	—	—	0.5	—	0.5
Total equity	1,601.9	1,934.6	212.9	109.6	(1,894.3)	1,964.7
Total liabilities and shareholders’ equity	$1,601.9	$4,775.6	$521.9	$576.0	$(2,433.0)	$5,042.4

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 29, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$73.9	$45.6	$1.6	$(35.6)	$(73.9)	$11.6
Investing activities
Purchase of property, plant and equipment	—	(42.6)	(1.6)	(10.0)	—	(54.2)
Proceeds from sale of assets	—	—	—	1.3	—	1.3
Equity in net assets of subsidiaries	(73.9)	—	—	—	73.9	—
Other	—	(0.4)	—	(0.3)	—	(0.7)
Net cash provided by (used in) investing activities	(73.9)	(43.0)	(1.6)	(9.0)	73.9	(53.6)
Financing activities
Proceeds from revolving credit facility	—	120.0	—	—	—	120.0
Payments on revolving credit facility	—	(120.0)	—	—	—	(120.0)
Principal payments of debt	—	(1.7)	—	(0.8)	—	(2.5)
Collection on (repayment of) intercompany debt	—	(19.5)	—	19.5	—	—
Excess tax benefits from share-based payment arrangements	—	0.1	—	—	—	0.1
Net cash provided by (used in) financing activities	—	(21.1)	—	18.7	—	(2.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.7	—	0.7
Net (decrease) in cash and cash equivalents for the period	—	(18.5)	—	(25.2)	—	(43.7)
Cash and cash equivalents, beginning of period	—	106.7	—	71.1	—	177.8
Cash and cash equivalents, end of period	$—	$88.2	$—	$45.9	$—	$134.1

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Operating activities
Net cash provided by (used in) operating activities	$35.0	$(118.7)	$12.5	$(21.9)	$(35.0)	$(128.1)
Investing activities
Purchase of property, plant and equipment	—	(21.6)	(12.5)	(7.4)	—	(41.5)
Proceeds from the sale of assets	—	0.1	—	0.2	—	0.3
Equity in net assets of subsidiaries	(35.0)	—	—	—	35.0	—
Net cash provided by (used in) investing activities	(35.0)	(21.5)	(12.5)	(7.2)	35.0	(41.2)
Financing activities
Principal payments of debt	—	(2.1)	—	(0.1)	—	(2.2)
Collection on (repayment of) intercompany debt	—	(1.2)	—	1.2	—	—
Excess tax benefits from share-based payment arrangements	—	0.3	—	—	—	0.3
Net cash provided by (used in) financing activities	—	(3.0)	—	1.1	—	(1.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.5	—	0.5
Net (decrease) in cash and cash equivalents for the period	—	(143.2)	—	(27.5)	—	(170.7)
Cash and cash equivalents, beginning of period	—	416.1	—	65.5	—	481.6
Cash and cash equivalents, end of period	$—	$272.9	$—	$38.0	$—	$310.9

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

23.  Subsequent Events

On April 18, 2012, Spirit entered into a $1.2 billion senior secured Credit Agreement consisting of a $650.0 million revolving credit facility and a $550.0 million term loan B facility.  The Credit Agreement refinances and replaces the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended October 15, 2010.  The revolving credit facility matures April 18, 2017 and bears interest, at Spirit’s option, at either LIBOR plus 2.25% or a defined “base rate” plus 1.25%, subject to adjustment to between LIBOR plus 1.75% and LIBOR plus 2.50% (or between base rate plus 0.75% and base rate plus 1.50%, as applicable) based on changes to Spirit’s debt-to-EBITDA ratio.  The term loan matures April 18, 2019 and bears interest, at Spirit’s option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit’s secured debt-to-EBITDA ratio is below 1:1 at any time following Spirit’s fourth fiscal quarter of 2012.

Spirit used the proceeds of the new term loan to pay off outstanding amounts under the Prior Credit Agreement.  The Company will take a charge of approximately $9.5 million in the second quarter of 2012 for unamortized deferred financing fees as a result of extinguishment of the debt.

On April 14, 2012, during a severe weather event, the Company’s Wichita, Kansas facility was hit by a tornado, which caused significant damage to certain buildings; disrupted utilities and resulted in an eight day suspension of operations.  The Company immediately implemented its emergency management and disaster recovery plans, and initially suspended operations to ensure the safety of its employees, performed a comprehensive damage evaluation, and developed a plan for systematically resuming production.  Spirit’s work-in-process, production equipment and capabilities generally remained intact, and the Company resumed production on April 23, 2012.

Spirit’s main supply agreement with Boeing, which covers production of the 737, 747, 767 and 777, includes an “Excusable Delay” clause, which covers delays resulting from acts of God and unusually severe weather, and provides for schedule relief for up to three months.

While the Company is still assessing the likely impact of the tornado damage on future period results and expects to recover a substantial portion of its losses through insurance proceeds, it expects that the portion of the losses not covered by insurance could have a material impact on its financial condition and results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (our “2011 Form 10-K”), filed with the SEC on February 23, 2012.  See also “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Recent Events

On May 3, 2012, Hawker Beechcraft filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code.  We have outstanding receivables with Hawker Beechcraft, for which we have adequately reserved.

On April 18, 2012, Spirit entered into a $1.2 billion senior secured Credit Agreement consisting of a $650.0 million revolving credit facility and a $550.0 million term loan B facility.  The Credit Agreement refinances and replaces the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended October 15, 2010.  The revolving credit facility matures April 18, 2017 and bears interest, at Spirit’s option, at either LIBOR plus 2.25% or a defined “base rate” plus 1.25%, subject to adjustment to between LIBOR plus 1.75% and LIBOR plus 2.50% (or between base rate plus 0.75% and base rate plus 1.50%, as applicable) based on changes to Spirit’s debt-to-EBITDA ratio.  The term loan matures April 18, 2019 and bears interest, at Spirit’s option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit’s secured debt-to-EBITDA ratio is below 1:1 at any time following Spirit’s fourth fiscal quarter of 2012.

Spirit used the proceeds of the new term loan to pay off outstanding amounts under the Prior Credit Agreement.  The Company will take a charge of approximately $9.5 million in the second quarter of 2012 for unamortized deferred financing fees as a result of extinguishment of the debt.

On April 14, 2012, during a severe weather event, the Company’s Wichita, Kansas facility was hit by a tornado, which caused significant damage to certain buildings; disrupted utilities and resulted in an eight day suspension of operations.  The Company immediately implemented its emergency management and disaster recovery plans, and initially suspended operations to ensure the safety of its employees, performed a comprehensive damage evaluation, and developed a plan for systematically resuming production.  Spirit’s work-in-process, production equipment and capabilities generally remained intact, and the Company resumed production on April 23, 2012.

Spirit’s main supply agreement with Boeing, which covers production of the 737, 747, 767 and 777, includes an “Excusable Delay” clause, which covers delays resulting from acts of God and unusually severe weather, and provides for schedule relief for up to three months.

While the Company is still assessing the likely impact of the tornado damage on future period results and expects to recover a substantial portion of its losses through insurance proceeds, it expects that the portion of the losses not covered by insurance could have a material impact on its financial condition and results of operations.

On April 5, 2012, the Company formally opened a manufacturing facility in Chanute, Kansas. This facility performs aircraft small sub-assembly bench work for certain work packages.

On April 4, 2012, one hundred and twenty-six workers at Spirit’s plant in Kinston, North Carolina voted to join the International Association of Machinists (IAM).  Contract negotiations have not taken place with the union at this location.

Overview

We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft.  For the three months ended March 29, 2012, we generated net revenues of $1,265.8 million and net income of $73.6 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas.  The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program.  The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas.  The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 27%, 24% and less than 1%, respectively, of our net revenues for the three months ended March 29, 2012.

New Program Performance

We are currently performing work on several new programs, which are in various stages of development. Several of these programs entered flight testing in 2011, including the Gulfstream G280 and Gulfstream G650, which includes the Rolls-Royce BR725, and are expected to receive FAA and CAAI certification later this year. The Boeing B787-8 and Boeing B747-8 have each received FAA and JAA certifications, as well as EASA certification for entry into service, and each program has made first aircraft deliveries to the final customer. We are delivering revenue-generating production units on all of these programs. We have delivered four revenue-generating test articles on the Sikorsky CH-53K helicopter program and we expect to deliver the remaining three test articles by the end of 2012.

These new programs continue to pose a risk of additional charges and/or forward-loss given the low margins that are currently forecasted due to cost pressures.  We are working closely with our manufacturing and assembly teams to implement plans to mitigate further losses, including the decision to move certain manufacturing of wing components on the G280 and G650 programs to Kinston, North Carolina. In the first quarter of 2012, we recorded an additional $10.7 million forward-loss charge on the G280 wing program as a result of increased supply chain costs. We continue to estimate margin on the G650 program to near break-even, as that program has experienced cost growth as it progresses through the development stage and moves towards FAA certification. Our estimated margin on the initial Rolls-Royce BR725 contract is expected to remain at zero until we are able to realize important cost reduction opportunities.

The B787 contract profitability will depend upon our ability to achieve cost reduction opportunities as we increase production levels in the coming months and years.  Contract estimates are expected to remain at break-even margins until we are able to realize these important cost reduction opportunities.  If we are unable to realize these expected cost savings, future forward-losses on this contract may be recognized.

In the first quarter of 2012, we recorded a $2.7 million additional forward-loss charge on the B747-8 wing contract, as that program has experienced manufacturing cost growth in the early production stage.

We continue to support the development of the A350 XWB program through a wing contract and a fuselage contract both of which are segmented into a nonrecurring design engineering phase and recurring production phase.

The nonrecurring portion under our A350 XWB wing contract continues to experience increasing engineering change costs.  Unexpected delays in the completion of the design engineering, significant changes to the design as a result of test or other requirements changes, or delays in delivery schedule could result in additional forward-losses on this segment of the program.

Maintaining profit projections on the recurring phase of these contracts is largely dependent upon the customer program schedule and our ability to manage costs directly associated with this program.

The next twelve months will be a critical time for most of these development programs as we manufacture the initial units and establish baseline performance for the recurring cost structure. Recognition of forward-losses in future periods continues to be a significant risk and will depend upon several factors including our market forecast, our ability to successfully perform under revised design and manufacturing plans, achievement of forecasted cost reductions as we enter into production and our ability to successfully resolve claims and assertions with our customers and supply chain partners.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended	Three Months Ended	Percentage Change
	March 29, 2012	March 31, 2011	to Prior Year
	($ in millions)
Net revenues	$1,265.8	$1,049.6	$21%
Operating costs and expenses
Cost of sales (1)	1,091.1	928.0	18%
Selling, general and administrative expenses	45.0	39.0	15%
Research and development	7.4	13.0	(43)%
Operating income	122.3	69.6	76%
Interest expense and financing fee amortization	(18.3)	(20.9)	(12)%
Interest income	—	0.1	N/A
Other income (expense), net	3.5	1.5	133%
Income before income taxes and equity in net loss of affiliate	107.5	50.3	114%
Income tax provision	(33.6)	(15.3)	120%
Income before equity in net loss of affiliate	73.9	35.0	111%
Equity in net loss of affiliate	(0.3)	(0.4)	(25)%
Net income	$73.6	$34.6	113%

(1)          First quarter of 2012 is net of $2.7 million forward-loss charge recorded for the B747-8 wing program and $10.7 million forward-loss charge for the G280 wing program. First quarter of 2011 is net of $28.2 million forward-loss charge recorded on the Sikorsky CH-53K helicopter program.

Comparative ship set deliveries by model are as follows:

Model	Three Months Ended March 29, 2012	Three Months Ended March 31, 2011
B737	105	93
B747	5	4
B767	7	5
B777	21	16
B787	8	6
Total Boeing	146	124
A320 Family	112	103
A330/340	25	18
A350	1	—
A380	7	6
Total Airbus	145	127
Business/Regional Jets	12	10
Total	303	261

For purposes of measuring production or ship set deliveries for Boeing aircraft in a given period, the term “ship set” refers to sets of structural fuselage components produced or delivered for one aircraft in such period. For purposes of measuring production or ship set deliveries for Airbus and Business/Regional Jet aircraft in a given period, the term “ship set” refers to all structural aircraft components produced or delivered for one aircraft in such period. Other components which are part of the same aircraft ship sets could be produced or shipped in earlier or later accounting periods than the components used to measure production or ship set deliveries, which may result in slight variations in production or delivery quantities of the various ship set components in any given period.

Net revenues by prime customer are as follows:

Prime Customer	Three Months Ended March 29, 2012	Three Months Ended March 31, 2011
	($ in millions)
Boeing	$1,056.7	$881.4
Airbus	121.4	116.0
Gulfstream	23.3	11.6
Sikorsky	9.9	3.4
Other(1)	54.5	37.2
Total net revenues	$1,265.8	$1,049.6

(1)          Includes aftermarket sales

Three Months ended March 29, 2012 as Compared to Three Months ended March 31, 2011

Net Revenues.  Net revenues for the three months ended March 29, 2012 were $1,265.8 million, an increase of $216.2 million, or 21%, compared with net revenues of $1,049.6 million for the same period in the prior year. The increase in net revenues was primarily driven by $196.1 million of higher production volume to support customer delivery schedules and a $17.8 million increase in aftermarket volume.  Net revenues generated from our business jet programs also increased quarter-over-quarter as we delivered more production ship sets. During the first quarter of 2012, we delivered our fourth test article to Sikorsky and expect to deliver the remaining three test articles by the end of 2012.  Deliveries to Boeing increased by 18% quarter-over-quarter to support production rate increases across several Boeing models.  Deliveries to Airbus increased by 14% to support customer delivery schedules. In addition, we delivered our first A350 XWB fuselage to Airbus in the first quarter of 2012. In total, ship set deliveries increased 16% to 303 ship sets in first quarter of 2012 compared to 261 ship sets for the same period in the prior year.  Approximately 93% of Spirit’s net revenues for the first quarter of 2012 came from our two largest customers, Boeing and Airbus.

Cost of Sales.  Cost of sales as a percentage of net revenues was 86% for the three months ended March 29, 2012, compared to 88% for the same period in the prior year. Cost of sales as a percentage of net revenues improved quarter-over-quarter as the three months ended March 29, 2012 reflects lesser forward-loss charges and a smaller unfavorable change in contract estimates as compared to the same period in the prior year.  Included in cost of sales for the three months ended 2012 are forward-loss charges of $2.7 million and $10.7 million recorded on our B747-8 and G280 wing programs, respectively, $1.0 million in early retirement incentives, and a net $0.1 million unfavorable cumulative catch-up adjustment.   In comparison, during the same period in the prior year, we recorded a $28.2 million forward-loss charge on our Sikorsky CH-53K helicopter program and a $3.1 million unfavorable cumulative catch-up adjustment.  We continue to record either zero or nearly break-even margins on several of our new programs including the B787 and G650 programs, each of which increased deliveries in the first quarter of 2012.

SG&A, Research and Development.  Combined SG&A and Research and Development costs as a percentage of net revenues was 4% for the three months ended March 29, 2012, compared to 5% for the same period in the prior year. Overall SG&A expense increased $6.0 million, or 15%, primarily due to increased stock compensation expense, which included additional accelerated vesting expense for participants meeting the conditions for “Qualifying Retirement” under the STIP Plan, and additional incentive compensation expense.  Research and Development expenses for the three months ended March 29, 2012 were down $5.6 million, or 43%, primarily due to a change in the treatment of advances for non-recurring work on the B787-8 previously recorded as research and development expense to inventory contract cost.

Operating Income.  Operating income for the three months ended March 29, 2012 was $122.3 million, an increase of $52.7 million, compared to operating income of $69.6 million for the same period in the prior year. The increase in operating income during the first quarter of 2012 was favorably impacted by higher overall production and aftermarket volume, and the favorable impact of the change in treatment of advances for non-recurring work on the B787-8 previously recorded as research and development expense to inventory contract costs. This was partially offset by the forward-loss charges on our B747-8 and G280 wing programs, costs associated with early retirement incentives, and higher stock compensation and incentive compensation expense as discussed above. The break-even margins recorded for new programs negatively impacted operating margins as deliveries increased in the first quarter of 2012.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended March 29, 2012 includes $16.7 million of interest and fees paid or accrued in connection with long-term debt and $1.6 million in amortization of deferred financing costs, as compared to $18.6 million of interest and fees paid or accrued in connection with long-term debt and $2.3 million in amortization of deferred financing costs for the same period in the prior year. The decrease in interest expense associated with long-term debt in the first quarter of 2012 was primarily driven by lower interest cost from new swaps entered into in the third quarter of 2011, partially offset by interest on the drawn portion of the revolver during the first quarter of 2012.  The decrease in deferred financing costs was related to an adjustment recorded in 2011 to reflect the maturity dates of our term loan and revolving credit facilities over which deferred financing is amortized.

Interest Income.  Interest income for the three months ended March 29, 2012 was zero compared to $0.1 million for the same period in the prior year.

Other Income (Expense), net. Other income (expense), net for the three months ended March 29, 2012 amounted to a net income of $3.5 million primarily due to gains on foreign exchange rates on intercompany activity and borrowings, as compared to a net income of $1.5 million for the same period in the prior year.  Quarter-over-quarter, foreign exchange rates on debt denominated in currencies other than the borrowing entities’ functional currency had a favorable impact.

Provision for Income Taxes.  Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition could include finalizing audit examinations for open tax years, statute of limitations expiration, or a change in tax law.

The income tax provision for the three months ended March 29, 2012 includes $31.0 million for federal taxes, $1.0 million for state taxes and $1.6 million for foreign taxes.  The income tax provision for the three months ended March 31, 2011 includes $16.1 million for federal taxes and $(0.8) million for foreign taxes. The 2012 effective tax rate was 31.3% as compared to 30.4% for 2011. The difference in the effective tax rate recorded for 2012 as compared to 2011 relates primarily to maintaining a reserve this year for the Malaysia tax holiday benefit and expiration of the U.S. Research Credit on December 31, 2011.  The decrease from the U.S. statutory tax rate is attributable primarily to the qualified domestic production activities deduction and state income tax credits.

Segments.  The following table shows segment revenues and operating income for the three months ended March 29, 2012 and March 31, 2011:

	Three Months Ended	Three Months Ended
	March 29,	March 31,
	2012	2011
	($ in millions)
Segment Revenues
Fuselage Systems	$622.6	$528.0
Propulsion Systems	344.0	273.0
Wing Systems	296.6	244.9
All Other	2.6	3.7
	$1,265.8	$1,049.6
Segment Operating Income
Fuselage Systems (1)	$86.9	$47.0
Propulsion Systems (2)	57.6	40.8
Wing Systems	20.4	17.4
All Other	0.2	—
	165.1	105.2
Unallocated corporate SG&A	(40.7)	(35.1)
Unallocated research and development	(1.1)	(0.5)
Unallocated cost of sales(3)	(1.0)	—
Total operating income	$122.3	$69.6

(1)          Net of $28.2 million forward-loss charge recorded in the first quarter of 2011 for the Sikorsky CH-53K helicopter program.

(2)          Net of $2.7 million and $10.7 million forward-loss charges recorded in the first quarter of 2012 for the B747-8 and G280 wing programs, respectively.

(3)          Early retirement incentives paid in the first quarter of 2012.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 27%, 24% and less than 1%, respectively, of our net revenues for the three months ended March 29, 2012.   Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 35%, 12% and less than 1%, respectively, of our operating income before unallocated corporate expenses for the three months ended March 29, 2012.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended March 29, 2012 were $622.6 million, an increase of $94.6 million, or 18%, compared to the same period in the prior year. The increase in net revenues was primarily driven by higher production volume across core programs and delivery of the fourth Sikorsky test article in the first quarter of 2012. Fuselage Systems posted segment operating margins of 14% for the three months ended March 29, 2012, up from 9% segment operating margins for the same period in the prior year.  Improved segment operating margin was primarily driven by higher production volume, partially offset by an unfavorable cumulative catch-up adjustment of $5.5 million due to modest cost growth as we close out blocks.  In comparison, in the first quarter of 2011, we recognized a $28.2 million forward-loss charge on our Sikorsky CH-53K helicopter program, and a $0.1 million favorable cumulative catch-up adjustment.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended March 29, 2012 were $344.0 million, an increase of $71.0 million, or 26%, compared to the same period in the prior year.  The increase in net revenues was primarily driven by higher production volume and increased aftermarket volume. Propulsion Systems posted segment operating margins of 17% for the three months ended March 29, 2012, up from 15% segment operating margins for the same period in the prior year. Improved segment operating margins were due to higher production and aftermarket volume and a favorable cumulative catch-up adjustment of $3.6 million, driven by productivity and efficiency improvements on core programs.  In comparison, in the same period of 2011, the segment recognized a $2.5 million favorable cumulative catch-up adjustment.

Wing Systems.  Wing Systems segment net revenues for the three months ended March 29, 2012 were $296.6 million, an increase of $51.7 million, or 21%, compared to the same period in the prior year.  The increase in net revenues was primarily driven by higher production volume, including increased deliveries on our Gulfstream programs.  Non-recurring net revenue, which includes design and development efforts, continued to decrease in the first quarter of 2012 as we transitioned to full production on multiple platforms. Wing Systems operating margins remained unchanged at 7% for each of the three month periods ended March 29, 2012 and March 31, 2011, respectively.  In the first quarter of 2012,  the segment recorded a forward-loss charge of $2.7 million on our B747-8 wing program due to manufacturing cost growth and a $10.7 million forward-loss charge on our G280 wing program driven by an increase in supply chain costs, partially offset by a favorable cumulative catch-up adjustment of $1.8 million driven by productivity and efficiency improvements on core programs.  In comparison, during the first quarter of 2011, the segment realized an unfavorable $5.7 million cumulative catch-up adjustment.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from KIESC. In the three months ended March 29, 2012, All Other segment net revenues were $2.6 million, a decrease of $1.1 million, or 30%, as compared to the same period in the prior year.  The decrease in net revenues was primarily driven by lower demand from our gas services co-operative.  The All Other segment recorded 8% operating margins for the three months ended March 29, 2012, up from segment operating margins of zero for the same period in the prior year driven by increased margins on sundry and tooling sales.

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

In the first quarter of 2012, we had multiple new programs complete their non-recurring phase and enter into the recurring production phase.

As of March 29, 2012, we had $134.1 million of cash and cash equivalents on the balance sheet and $630.1 million of available borrowing capacity under our revolving credit facility, which is net of $19.9 million in letters of credit.  We had no outstanding balances under our revolving credit facility at the end of the first quarter of 2012.   During the first quarter of 2012, we drew down $120.0 million from our revolving credit facility to fund short-term working capital needs, which was repaid in full by quarter-end.  Historically, cyclical cash flows dictate lower cash balances during the first quarter of the year.  Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flow for the three months ended March 29, 2012 and March 31, 2011:

	For the Three Months Ended
	March 29, 2012	March 31, 2011
	($ in millions)
Net income	$73.6	$34.6
Adjustments to reconcile net income	39.4	41.0
Changes in working capital	(101.4)	(203.7)
Net cash provided by (used in) operating activities	11.6	(128.1)
Net cash (used in) investing activities	(53.6)	(41.2)
Net cash (used in) financing activities	(2.4)	(1.9)
Effect of exchange rate change on cash and cash equivalents	0.7	0.5
Net (decrease) in cash and cash equivalents for the period	(43.7)	(170.7)
Cash and cash equivalents, beginning of period	177.8	481.6
Cash and cash equivalents, end of period	$134.1	$310.9

Three Months Ended March 29, 2012 as Compared to Three Months Ended March 31, 2011

Operating Activities. For the three months ended March 29, 2012, we had a net cash inflow of $11.6 million from operating activities, an increase in inflow of $139.7 million, compared to a net cash outflow of $128.1 million for the same period in the prior year.  During the first quarter of 2012, net cash provided by operating activities was primarily due to the receipt of a $150.0 million advance from Airbus associated with an agreement on the A350 XWB fuselage program and by timing of vendor payments and receivables from customers.  Also during the first quarter of 2012, we made a federal tax payment of $28.5 million, which is net of an IRS audit settlement for the 2008 & 2009 tax years.  In comparison, during the same period of the prior year, net cash outflow from operating activities was primarily due to use of working capital to support continued investments in new programs, primarily for the A350 XWB and Gulfstream programs, as well as incur additional production costs for ramp-up activities for increasing build rates on several Boeing programs.  During the first quarter of 2011, we received payment of $20.0 million in deferred revenue from Airbus and a $25.0 million federal tax refund.

We continue to invest in inventory for production start-up on new programs and additional production costs for ramp-up activities in support of increasing build rates on several Boeing programs.  During the first quarter of 2012, inventory purchases for new programs, including the B787, A350 XWB and Gulfstream programs, was $284.3 million, an increase of $50.5 million, compared to the same period in the prior year.  During the first quarter of 2012, inventory purchases for core Boeing and Airbus programs, including costs associated with announced increasing build rates on several Boeing programs, was approximately $873.3 million, an increase of $61.4 million, compared to the same period in the prior year. These activities were funded through cash flows from operations, including receivables from customers and customer advances.

Investing Activities. For the three months ended March 29, 2012, we had a net cash outflow of $53.6 million from investing activities, an increase in outflow of $12.4 million as compared to a net cash outflow of $41.2 million for the same period in the prior year. In the first quarter of 2012, capital expenditures consisted of purchases of tooling and machinery and equipment to prepare for the manufacturing of our A350 XWB and B787 programs.  In addition, we bought machinery and equipment to support increasing production rates on several Boeing programs.   In comparison, in the first quarter of 2011, capital expenditures increased as the result of set-up of our facilities in Kinston, North Carolina and Saint-Nazaire, France.

Financing Activities. For the three months ended March 29, 2012, we had a net cash outflow of $2.4 million from financing activities, an increase in outflow of $0.5 million, compared to a net cash outflow of $1.9 million for the same period in the prior year. The increase in outflow was primarily due to principal payments on debt.  During the first quarter of 2012, we drew down and repaid $120.0 million from our revolver.

Future Cash Needs and Capital Spending

Our primary future cash needs will consist of working capital, debt service, research and development and capital expenditures. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model.  In addition, we expend significant capital to meet increased production rates on certain mature programs, including the B737.  We also require capital to develop new technologies for the next generation of aircraft and are evaluating various plans to relieve capacity constraints for the announced customer production rate increases.  Capital expenditures totaled approximately $54.2 million and $41.5 million for the three months ended March 29, 2012 and March 31, 2011, respectively.  Excluding the impact of the tornado mentioned under Recent Events, we expect capital expenditures for the full year 2012 to be approximately $250.0 million as we prepare for anticipated production rate increases.  While the Company is still assessing the likely impact of the tornado damage, we anticipate that capital spending will increase to cover the portion of losses not reimbursed through insurance proceeds. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances and borrowings available under our revolving credit facility.

Pension and Other Post — Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at March 29, 2012 and we anticipate non-cash pension income for 2012 to remain at the same level as 2011. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan.  We continue to make contributions to our U.K. pension plan.  Our projected contributions to the U.K. pension plan for 2012 are $9.1 million.

Debt and Other Financing Arrangements

Senior Secured Credit Facilities.  As of March 29, 2012, we were a party to a credit agreement that consists of a senior secured term loan and a senior secured revolving line of credit (the “Prior Credit Agreement”).  On October 15, 2010, we entered into Amendment No. 3 to the Prior Credit Agreement.  As a result of the amendment, among other things, the revolving credit commitment was increased from $408.8 million to $650.0 million and the maturity date of the revolving credit commitment was extended to September 30, 2014.  The credit agreement amendment also extended the maturity date for $437.4 million of the outstanding term loan to September 30, 2016.  The maturity date for the $130.2 million balance of the outstanding term loan remains September 30, 2013.  The entire asset classes of Spirit, including inventory and property, plant and equipment, were pledged as collateral for both the term loan and the revolving credit facility.  As of March 29, 2012, we were and expect to continue to be in full compliance with all covenants contained within our credit agreement.  As of March 29, 2012, approximately $560.4 million was outstanding under the term loan, no borrowings were outstanding under the revolving credit facility and $19.9 million of letters of credit were outstanding.

The Company was able borrow funds under its revolving credit agreement as either (i) a Eurodollar Loan, based on LIBOR or (ii) an Alternate Base Rate (ABR) Loan based on a rate defined in our credit agreement, plus an applicable margin as set forth in the table below:

	Total Leverage Ratio	Eurodollar Margin	ABR Margin
Level I	> 2.5:1	4.00%	3.00%
Level II	<2.5:1 but >1.75:1	3.50%	2.50%
Level III	<1.75:1	3.00%	2.00%

At March 29, 2012, the Company’s total leverage ratio was 2.18:1.0 resulting in applicable margins of 3.50% and 2.50% on Eurodollar and ABR Loans, respectively.

In addition to paying interest on outstanding principal under the senior secured credit facility, Spirit was required to pay an unused line fee of 75 basis points on the unused portion of the commitments under the revolving credit facility. Spirit was required to pay participation fees equal to the applicable margin for LIBOR rate revolving credit borrowings with respect to letters of credit issued under the revolving credit facility.  Spirit was also required to pay to the issuing banks under its senior secured credit facility letter of credit fronting fees in respect of letters of credit equal to 25 basis points per year, and to the administrative agent thereunder customary administrative fees.

On April 18, 2012, Spirit entered into a $1.2 billion senior secured Credit Agreement consisting of a $650.0 million revolving credit facility and a $550.0 million term loan B facility.  The Credit Agreement refinances and replaces the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended October 15, 2010.  The revolving credit facility matures April 18, 2017 and bears interest, at Spirit’s option, at either LIBOR plus 2.25% or a defined “base rate” plus 1.25%, subject to adjustment to between LIBOR plus 1.75% and LIBOR plus 2.50% (or between base rate plus 0.75% and base rate plus 1.50%, as applicable) based on changes to Spirit’s debt-to-EBITDA ratio.  The term loan matures April 18, 2019 and bears interest, at Spirit’s option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit’s secured debt-to-EBITDA ratio is below 1:1 at any time following Spirit’s fourth fiscal quarter of 2012.

Spirit used the proceeds of the new term loan to pay off outstanding amounts under the Prior Credit Agreement.  The Company will take a charge of approximately $9.5 million in the second quarter of 2012 for unamortized deferred financing fees as a result of extinguishment of the debt.

Senior Notes.  On November 18, 2010, we issued $300.0 million aggregate of 6 3/4% Senior Notes due 2020 (the “2020 Notes”), with interest payable on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.  The carrying value of the 2020 Notes was $300.0 million as of March 29, 2012.

On September 30, 2009, we issued $300.0 million of 7 1/2% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $295.1 million as of March 29, 2012.

As of March 29, 2012, we were and expect to continue to be in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes for the forseeable future.

Advances and Deferred Revenue on the B787 Program.  In December 2010, Spirit and Boeing entered into a Memorandum of Agreement, (“MOA”) and a settlement agreement regarding certain claims associated with the development and production of the B787 airplane.  As part of these agreements, Spirit received a payment of $236.2 million which was recorded as deferred revenue (short-term) within the December 31, 2010 consolidated balance sheet pending finalization of a contract amendment which would contain the final settlement terms.  On May 12, 2011, Spirit and Boeing entered into the B787 Amendment, which finalized substantially all of the provisions of the December 2010 MOA.  Among other things, the B787 Amendment spread out repayment of a $700.0 million cash advance made by Boeing to Spirit in 2007 to be offset against the purchase price of the first 1,000 B787 ship sets delivered to Boeing, instead of the first 500 ship sets.  In the event Boeing does not take delivery of 1,000 ship sets prior to the termination of the B787 program or the supply agreement for the B787 (the “B787 Supply Agreement”), any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. The B787 Amendment also changed the treatment of advances paid by Boeing for certain non-recurring work into a nonrefundable payment in full for such work.  As of March 29, 2012, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $630.8 million.

Advances on the A350 Fuselage program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for us to receive advance payments in 2012.  The advance payments will be offset against the recurring price of A350 XWB ship sets invoiced by Spirit, at a rate of $1.25 million per ship set.  We received $150.0 million in March 2012.

North Carolina Grant.  On May 14, 2008, we entered into an Inducement Agreement, a Construction Agency Agreement and a Lease Agreement with The North Carolina Global TransPark Authority (“GTPA”) for the construction and lease of a manufacturing facility in Kinston, North Carolina (the “NC Facility”). The lease is for an initial term of 22 years, with options for up to four additional 20-year terms, and provides nominal rental payments. The grand opening of the facility was held July 1, 2010. Construction was funded from a $100.0 million grant, awarded to GTPA by the Golden L.E.A.F. (Long-Term Economic Advancement Foundation), Inc. Under the agreements, Spirit is obligated to make a minimum capital investment of $80.0 million by 2014. Failure to make the additional required investment or meet certain performance criteria, including creation of targeted number of jobs, will result in additional payments to GTPA in future periods.  As of March 29, 2012, $100.0 million of the grant funding had been disbursed and 100 percent of Spirit’s obligated capital investment had been made, and we expect to meet all performance criteria.  We currently manufacture a portion of the fuselage and the Composite Front Spar for the new Airbus A350 XWB aircraft at the NC Facility.

Malaysian Facility Agreement.  On June 2, 2008, Spirit Malaysia entered into a Facility Agreement for a term loan facility for Ringgit Malaysia RM69.2 million (approximately USD $20.0 million equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM3.3 million (USD $1.0 million equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.5% per annum.  The Malaysia Facility loan balance as of March 29, 2012 was $15.9 million.

French Factory Capital Lease Agreement.  On July 17, 2011, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with BNP Paribas Bank (“BNP”) to be used towards the construction of an assembly plant in Saint-Nazaire, France.  Lease payments are variable, subject to the three-month Euribor rate plus 2.2%. Lease payments under the agreement are due quarterly through April 2025. As of March 29, 2012, the Company has $11.5 million in debt attributable to the capital lease transaction. We currently assemble center fuselage frame sections and wings for the new Airbus A350 XWB aircraft at the Saint-Nazaire facility.

Credit Ratings

In connection with refinancing activity referred to in under “—Debt and Other Financing Agreements”, Subsequent Events, our corporate credit rating was affirmed by Standard & Poor’s Rating Services at BB, stable outlook and placed on positive credit outlook by Moody’s Investor Service while maintaining our Ba2 rating.

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

•              the success and timely execution of key milestones such deliveries of Boeing’s B787 and first flight, certification and first delivery of Airbus’ A350 XWB aircraft program, including receipt of necessary regulatory approvals and customer adherence to their announced schedules;

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

•              our exposure to potential product liability and warranty claims; and

•              the accuracy and completeness of initial assessment of the damage from the tornado that hit our Wichita, Kansas facility on April 14, 2012, availability of insurance to cover expected losses, and ability to return to full operations in a timely manner.

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements.  These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K for a more complete discussion of these and other factors that may affect our business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt.  In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our 2011 Form 10-K which could materially affect our business, financial condition or results of operations.  There have been no material changes to our market risk since the filing of our 2011 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of March 29, 2012 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2011 Form 10-K is included in Note 19 to our condensed consolidated financial statements included in Part I of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2011 Form 10-K, which could materially affect our business, financial condition or results of operations.  Other than the modifications to the risk factors set forth below, there have been no material changes to the Company’s risk factors previously disclosed in our 2011 Form 10-K.

Our operations depend on our ability to maintain continuing, uninterrupted production at our manufacturing facilities. Our production facilities are subject to physical and other risks that could disrupt production, such as the tornado that hit our Wichita, Kansas facility on April 14, 2012.

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

On April 14, 2012, our Wichita, Kansas facility was hit by a tornado, which caused significant damage to certain buildings and disrupted utilities. Following the tornado, we suspended operations through April 22, 2012, to ensure the safety of our employees, evaluate damage, and initiate plans for systematically bringing production back online. Though ongoing assessments have indicated that production equipment was largely unaffected, customer deliveries were impacted and we are developing recovery plans for these delivery schedules. We are still assessing the likely impact of the tornado damage on future period results and have not yet incorporated such impact in our current publicly available revenue and earnings guidance. While we expect to recover a substantial portion of our losses through insurance proceeds, our insurance coverage is subject to deductibles and limits that will require us to bear a portion of the losses. As a result, the damage caused by the tornado could materially adversely affect our financial condition and results of operations.

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS@**	XBRL Instance Document.

101.SCH@**	XBRL Taxonomy Extension Schema Document.

101.CAL@**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF@**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB@**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE@**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Philip D. Anderson	Senior Vice President and Chief Financial	May 4, 2012
Philip D. Anderson	Officer (Principal Financial Officer)