Form 10-Q
period 2012-06-28
Spirit AeroSystems Holdings, Inc.
filed 2012-08-07
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2012

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 1, 2012, the registrant had outstanding 119,496,016 shares of class A common stock, $0.01 par value per share, and 24,171,546 shares of class B common stock, $0.01 par value per share.

PART I — FINANCIAL INFORMATION

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2012	June 30, 2011	June 28, 2012	June 30, 2011
	($ in millions, except per share data)
Net revenues	$1,341.0	$1,465.6	$2,606.8	$2,515.2
Operating costs and expenses
Cost of sales	1,156.8	1,354.6	2,247.9	2,282.6
Selling, general and administrative	40.3	41.1	85.3	80.1
Impact from severe weather event	54.5	—	54.5	—
Research and development	6.9	6.3	14.3	19.3
Total operating costs and expenses	1,258.5	1,402.0	2,402.0	2,382.0
Operating income	82.5	63.6	204.8	133.2
Interest expense and financing fee amortization	(28.1)	(21.7)	(46.4)	(42.6)
Interest income	0.1	0.1	0.1	0.2
Other income (expense), net	(4.2)	0.1	(0.7)	1.6
Income before income taxes and equity in net loss of affiliates	50.3	42.1	157.8	92.4
Income tax provision	(15.3)	(11.9)	(48.9)	(27.2)
Income before equity in net loss of affiliates	35.0	30.2	108.9	65.2
Equity in net loss of affiliates	(0.1)	(0.1)	(0.4)	(0.5)
Net income	$34.9	$30.1	$108.5	$64.7
Earnings per share
Basic	$0.25	$0.21	$0.76	$0.46
Diluted	$0.24	$0.21	$0.76	$0.45

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2012	June 30, 2011	June 28, 2012	June 30, 2011
	($ in millions)
Net income	$34.9	$30.1	$108.5	$64.7
Changes in other comprehensive income, net of tax:
Unrealized (loss) on interest rate swaps, net of tax effect of zero and $0.9 for each of the three months ended and $0.5, $1.0 for each of the six months ended, respectively	(0.2)	(1.5)	(0.9)	(1.6)
Less: reclassification adjustment for loss realized in net income, net of tax effect of $0.9, $1.2 for each of the three months ended and $1.2, $2.4 for each of the six months ended, respectively	1.4	2.0	1.9	4.0
Net unrealized gain on interest rate swaps	1.2	0.5	1.0	2.4
Unrealized gain (loss) on foreign currency hedge contracts, net of tax effect of zero and $0.1 for each of the three months ended and zero and $0.3 for each of the six months ended, respectively	(0.1)	0.2	—	0.8
Less: reclassification adjustment for loss realized in net income, net of tax effect of $0.1 and zero for each of the three months ended and zero for each of the the six months ended, respectively	—	—	—	0.1
Less: reclassification adjustment for loss realized in net other assets, net of tax effect of zero for each of the three months ended and zero and $0.4 for each of the six months ended, respectively	—	—	—	0.7
Net unrealized gain (loss) on foreign currency hedge contracts	(0.1)	0.2	—	1.6
Pension, SERP, and Retiree medical adjustments, net of tax effect of $0.1, $0.1 for each of the three months ended and $0.2, $0.1 for each of the six months ended, respectively	0.2	—	0.4	0.1
Unrealized foreign exchange gain (loss) on intercompany loan, net of tax effect of $0.4 and zero for each of the three months ended and zero and $0.6 for each of the six months ended, respectively	(1.3)	(0.1)	—	1.5
Foreign currency translation adjustments	(3.6)	(0.3)	—	3.7
Total comprehensive income	$31.3	$30.4	$109.9	$74.0

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 28,	December 31,
	2012	2011
	($ in millions)
Current assets
Cash and cash equivalents	$180.1	$177.8
Accounts receivable, net	470.2	267.2
Inventory, net	2,800.8	2,630.9
Deferred tax asset - current	60.5	52.2
Other current assets	40.4	27.7
Total current assets	3,552.0	3,155.8
Property, plant and equipment, net	1,623.3	1,615.7
Pension assets	131.8	118.8
Deferred tax asset - non-current, net	41.3	55.7
Other assets	93.2	96.4
Total assets	$5,441.6	$5,042.4
Current liabilities
Accounts payable	$600.1	$559.4
Accrued expenses	304.1	200.8
Profit sharing	33.0	23.5
Current portion of long-term debt	10.4	48.9
Advance payments, short-term	50.4	8.8
Deferred revenue, short-term	11.5	28.5
Deferred grant income liability - current	6.6	6.1
Other current liabilities	6.1	37.5
Total current liabilities	1,022.2	913.5
Long-term debt	1,167.9	1,152.0
Advance payments, long-term	812.2	655.9
Pension/OPEB obligation	87.5	84.2
Deferred grant income liability - non-current	118.6	121.8
Deferred revenue and other deferred credits	32.3	34.7
Other liabilities	116.7	115.6
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 119,493,563 and 118,560,926 shares issued, respectively	1.2	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 24,173,999 and 24,304,717 shares issued, respectively	0.2	0.2
Additional paid-in capital	1,005.4	995.9
Accumulated other comprehensive loss	(124.7)	(126.2)
Retained earnings	1,201.6	1,093.1
Total shareholders’ equity	2,083.7	1,964.2
Noncontrolling interest	0.5	0.5
Total equity	2,084.2	1,964.7
Total liabilities and equity	$5,441.6	$5,042.4

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 28, 2012	June 30, 2011
	($ in millions)
Operating activities
Net income	$108.5	$64.7
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	77.4	64.4
Amortization expense	2.5	2.4
Amortization of deferred financing fees	11.9	4.6
Accretion of customer supply agreement	0.1	—
Employee stock compensation expense	8.6	5.2
Excess tax benefit of share-based payment arrangements	(1.1)	(1.2)
Loss from discontinued hedge accounting on interest rate swaps	2.2	—
(Gain) from the ineffectiveness of hedge contracts	(0.1)	—
(Gain) from foreign currency transactions	(0.2)	(1.0)
Loss on disposition of assets	3.6	—
Deferred taxes	4.5	0.7
Long-term tax provision	0.8	2.2
Pension and other post retirement benefits, net	(4.7)	(5.0)
Grant income	(2.5)	(2.6)
Equity in net loss of affiliates	0.4	0.5
Changes in assets and liabilities
Accounts receivable	(202.1)	(143.6)
Inventory, net	(171.7)	75.6
Accounts payable and accrued liabilities	47.1	(12.4)
Profit sharing/deferred compensation	9.4	(2.0)
Advance payments	197.9	(125.9)
Income taxes receivable/payable	(46.8)	28.8
Deferred revenue and other deferred credits	(18.5)	(255.0)
Insurance advances for operating purposes (see Note 2)	105.0	—
Other	0.6	57.7
Net cash provided by (used in) operating activities	132.8	(241.9)
Investing activities
Purchase of property, plant and equipment	(103.8)	(84.4)
Proceeds from sale of assets	1.3	0.4
Other	(0.9)	—
Net cash (used in) investing activities	(103.4)	(84.0)
Financing activities
Proceeds from revolving credit facility	170.0	—
Payments on revolving credit facility	(170.0)	—
Proceeds from issuance of debt	547.3	—
Principal payments of debt	(564.3)	(4.1)
Excess tax benefit of share-based payment arrangements	1.1	1.2
Debt issuance and financing costs	(11.3)	—
Net cash (used in) financing activities	(27.2)	(2.9)
Effect of exchange rate changes on cash and cash equivalents	0.1	1.3
Net (decrease) in cash and cash equivalents for the period	2.3	(327.5)
Cash and cash equivalents, beginning of period	177.8	481.6
Cash and cash equivalents, end of period	$180.1	$154.1
Supplemental information
Non-cash investing and financing activities
Purchase of property, plant and equipment, accrued	$8.9	$4.6
Property acquired through capital leases	$4.3	$0.1

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

1.  Organization and Basis of Interim Presentation

Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). Onex Corporation (“Onex”) of Toronto, Canada and certain of its affiliates maintain majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited (“BAE Aerostructures”), which builds structural components for Airbus, a division of the European Aeronautic Defense and Space NV (“Airbus”) and Boeing. Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit’s incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines, Continental Airlines, and American Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita and Chanute, Kansas; Kinston, North Carolina and Subang, Malaysia. The Company also has an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 28, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2012 presentation.  In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2012 (the “2011 Form 10-K”).

2. Impact from Severe Weather Event

On April 14, 2012, during a severe weather event, the Company’s Wichita, Kansas facility, which includes its headquarters and manufacturing facilities for all Boeing models as well as operations for maintenance, repair and overhaul support and services (MRO), was hit by a tornado which caused significant damage to many buildings, disrupted utilities and resulted in complete suspension of production for eight days.  The Company’s work-in-process and production equipment generally remained intact, and the Company resumed production on April 23, 2012, although some inefficiencies continued thereafter as a result of the damage and repair efforts.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The Company maintains comprehensive insurance coverage for both property damage and business interruption up to 2.5 billion dollars.  While the Company expects the insurance proceeds will be sufficient to cover most of the repair and replacement cost of the damaged facility and business interruption losses, certain deductibles and limitations will apply and no assurance can be made that proceeds will be sufficient to cover the costs of the entire restoration and recovery. The Company has hired consultants to negotiate with its insurance carriers regarding coverage for the losses sustained.

During the second quarter of 2012, the Company recorded a $54.5 charge against operating income for property damage, clean-up and recovery costs related to the tornado and expenses incurred to make up for the interruption of production and to reduce further disruptions.  Future charges will be recorded as incurred, and while the Company believes that most future losses will be offset by insurance recoveries, subject to plan deductibles and limitations, there can be no assurance that complete offsetting will occur and any difference could be material to the Company’s financial position, results of operations or cash flows.

Property Damage-  Under its insurance policies, the Company is entitled to the current replacement cost of damaged assets. If the Company does not replace the damaged assets, or expend the insurance proceeds on other unplanned capital expenditures, then it is entitled to the Actual Cash Value (ACV) of the assets not being replaced.  The Company, in conjunction with the insurance adjusters, continues to assess property damage and develop a restoration plan at its Wichita, Kansas facility.  As information becomes available, the Company may need to record impairment charges in accordance with generally accepted accounting standards for the impairment of or disposal of long-lived assets. Any future charges are expected to be immaterial due to low net book value of the affected assets. To the extent that insurance proceeds ultimately exceed the net book value of the damaged property, a gain will be recorded in the period when all contingencies for each claim have been resolved.  For the three months ended June 28, 2012, the Company recognized $29.1 of clean-up, repair and replacement costs.  The Company has submitted and will continue to submit repair and replacement claims to its insurers.

Business Interruption/ Extra Expenses, including work delays & schedule recovery- As a result of the property damage at the Wichita, Kansas facility, the Company completely suspended production for eight days, with production resuming on April 23, 2012.  During that time, the Company immediately implemented a schedule-recovery plan to avoid loss of revenue and to catch-up delayed deliveries.  As a result of its implemented schedule-recovery plan, to date, the Company has not incurred any loss of revenue due to the tornado.  Under its insurance policies, the Company is entitled to recover, subject to plan deductibles and limitations, the additional expenses incurred by the Company to avoid the loss of revenue and/or to maintain normal operations. For the three months ended June 28, 2012, the Company recognized $25.4 in additional business interruption expenses incurred as a result of the tornado.  The Company has submitted and will continue to submit claims related to these expenses to its insurers.  Any insurance recoveries related to business interruption will be recognized in the consolidated statements of operations only when an individual claim has been settled. The ultimate collection and timing of these recoveries could materially impact the Company’s short-term and long-term financial position and liquidity.

Insurance Recovery- The Company maintains a property damage and business interruption insurance program comprised of multiple policies issued by a number of participating insurers.  The policies generally provide coverage for costs incurred by the Company to repair or replace damaged property, inventory, machinery and equipment.  The policies also generally provide coverage for losses and expenses incurred by the Company as a result of the interruption of its business, including, but not limited to, lost revenue, as well as additional expenses incurred by the Company to avoid the loss of revenue and/or to maintain normal operations.  The Company has submitted and is in the process of compiling and submitting claims to its insurers for property damage and additional expenses incurred by the Company.  As of June 28, 2012, the Company had received from certain insurers a total of $105.0 in partial payments based on estimated losses, which the Company has recorded as accrued expenses.  In accordance with its senior secured credit agreement, the Company provided a certificate to its lenders indicating that all net proceeds received in connection with the destruction caused by the April 14, 2012 tornado would be used for property repairs, replacements and restoration at its Wichita facility.  The Company currently estimates that the insurance claims associated with this event will total approximately $400.0 for both property damage and business interruption expenses combined, which will be subject to applicable deductibles.  The Company continues to work with its insurers to determine the amount of deductible(s) applicable to its property damage and business interruption expense claims.  Additional expenses will be recognized in future periods as they are incurred and offsetting credits will be recognized in future periods as insurance recoveries are confirmed.

The Company’s current and future estimates of property damage and business interruption expenses will likely change as the Company continues to evaluate the full impact of the tornado on its facilities and operations.  The Company is currently unable to estimate the amount of any insurance recovery or the date by which its insurance claims will be resolved.  Accordingly, no such amounts have been recognized by the Company.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

3.  New Accounting Pronouncements

As of June 28, 2012, there have been no material changes to our significant accounting policies as described in our 2011 Form 10-K.

In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (FASB ASU 2011-12).  The amendments in this update defer certain changes in FASB ASU 2011-05 that relate to the presentation of reclassification adjustments of items out of accumulated other comprehensive income.  The provisions of FASB ASU 2011-12 were effective for annual and interim periods beginning after December 15, 2011.  The adoption of the provisions of FASB ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurements (Topic 820)—Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, (FASB ASU 2011-04). This update will require disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. The provisions of FASB ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions of FASB ASU 2011-04 did not have a material impact on the Company’s consolidated financial statements.

4.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	June 28,	December 31,
	2012	2011
Trade receivables (1)(2)	$464.4	$258.0
Other	10.2	10.6
Less: allowance for doubtful accounts	(4.4)	(1.4)
Accounts receivable, net	$470.2	$267.2

(1)     Includes unbilled receivables of $34.7 and $17.4 at June 28, 2012 and December 31, 2011, respectively.

(2)     Includes $69.0 and $39.7 held in retainage by customers at June 28, 2012 and December 31, 2011, respectively.

Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned in which the recovery will occur over the term of the contract, which could exceed one year.

On May 3, 2012, one of our customers, Hawker Beechcraft, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the bankruptcy filing, the Company reserved the remaining balance of its $3.3 receivable from Hawker.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

5.  Inventory

Inventories are summarized as follows:

	June 28,	December 31,
	2012	2011
Raw materials	$246.1	$236.9
Work-in-process	1,961.4	1,800.0
Finished goods	35.8	40.8
Product inventory	2,243.3	2,077.7
Capitalized pre-production	557.5	553.2
Total inventory, net	$2,800.8	$2,630.9

Inventories are summarized by platform as follows:

	June 28,	December 31,
	2012	2011
B737	$290.6	$297.2
B747-8(1)	135.4	136.9
B767	38.4	31.5
B777	133.8	129.0
B787(2)	994.4	971.1
A350 XWB(3)	284.9	174.2
Airbus — All other platforms	95.0	95.5
G280(4)	104.3	80.1
G650	547.0	501.1
Rolls-Royce	109.9	95.6
Sikorsky (5)	11.6	17.5
Aftermarket	43.3	43.1
Other in-process inventory related to long-term contracts and other programs(6)	12.2	58.1
Total inventory, net	$2,800.8	$2,630.9

(1)          Net of $2.7 forward-loss recorded in the first quarter of 2012 and $18.3 forward-loss recorded in 2011 for the B747-8 program.

(2)          Net of settlement adjustments recorded in 2011 related to the B787 memorandum of agreement between Spirit and Boeing.

(3)          Net of $6.5 forward-loss recorded during the second quarter of 2012 and $3.0 forward-loss recorded in 2011 for the A350 XWB non-recurring wing contract.

(4)          Net of $10.7 forward-loss recorded in the first quarter of 2012 and $81.8 forward-loss recorded in 2011 for the G280 wing program.

(5)          Net of $29.0 forward-loss recorded in 2011 for the Sikorsky CH-53K helicopter program.

(6)          Includes non-program specific inventory cost accruals and miscellaneous other work-in-process.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Non-recurring production costs include design and engineering costs and test articles.

Non-recurring production costs included in inventory are summarized as follows:

	June 28,	December 31,
	2012	2011 (4)
B737	$27.7	$12.8
B747-8(1)	7.3	10.8
B767	14.7	5.8
B777	9.1	1.9
B787	37.4	17.1
A350 XWB(2)	31.1	41.4
Sikorsky(3)	11.6	17.5
Other	1.6	1.8
Total non-recurring production costs in inventory, net	$140.5	$109.1

(1)          Net of $2.7 forward-loss recorded in the first quarter of 2012 for the B747-8 program.

(2)          Net of $6.5 forward-loss recorded during the second quarter of 2012 and $3.0 forward-loss recorded in 2011 for the A350 XWB non-recurring wing contract.

(3)          Net of $29.0 forward-loss recorded in 2011 for the Sikorsky CH-53K helicopter program.

(4)          Net of $58.0 reclassification of Rolls-Royce non-recurring inventory to pre-production.

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

The following is a roll forward of the capitalized pre-production costs, net of forward-losses, included in the inventory balance at June 28, 2012:

Balance, December 31, 2011(1)	$553.2
Charges to costs and expenses	(23.1)
Capitalized costs	27.4
Balance, June 28, 2012	$557.5

(1)          Net of $58.0 reclassification of Rolls-Royce non-recurring inventory to pre-production.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Capitalized pre-production costs, net of forward-losses, included in inventory are summarized as follows:

	June 28,	December 31,
	2012	2011 (1)
B747-8	$6.3	$5.5
B767	2.0	0.3
B777	1.4	1.8
B787	201.5	210.5
A350 XWB	56.0	36.2
G280	3.4	—
G650	230.4	240.9
Rolls-Royce	56.5	58.0
Total capitalized pre-production costs	$557.5	$553.2

(1)          Net of $58.0 reclassification of Rolls-Royce non-recurring inventory to pre-production.

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

The following is a roll forward of the deferred production costs included in the inventory balances at June 28, 2012:

Balance, December 31, 2011	$813.2
Charges to costs and expenses	(113.7)
Capitalized costs	285.8
Exchange rate	(0.7)
Balance, June 28, 2012	$984.6

Deferred production costs included in inventory includes claims asserted by our customer or other similar items subject to uncertainty concerning their determination or realization.  At June 28, 2012, these items represented less than 1% of the total ending deferred production balance.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Deferred production costs and credit balances included in inventory are summarized as follows:

	June 28,	December 31,
	2012	2011
B747-8	$26.6	$31.8
B787	567.5	533.2
A350 XWB	83.4	—
G280	55.2	37.2
G650	232.0	167.1
Rolls-Royce	37.1	25.5
Other contracts	24.3	25.7
Credit balances on other contracts	(41.5)	(7.3)
Total deferred production costs	$984.6	$813.2

Significant removal of capitalized pre-production and deferred production inventory will occur over the following contract blocks:

	Contract Block Quantity	Orders(1)
B747-8(2)	56	97
B787(2)	500	858
A350 XWB(2)	400	549
G280(3)	250	40
G650(4)	350	97
Rolls-Royce(5)	350	51

(1)          Orders are from the published firm-order backlogs of Airbus and Boeing.  For all other programs, orders represent purchase orders received from OEM’s and are not reflective of OEM sales backlog.

(2)          Contract block quantities are projected to fully absorb the balance of capitalized pre-production and deferred inventory.

(3)          As of June 28, 2012, 84% of capitalized pre-production and deferred production inventory is recoverable over future anticipated production orders for this program.  Should those orders not materialize in future periods, potential impairment charges may be necessary.

(4)          As of June 28, 2012, 72% of capitalized pre-production and deferred production inventory is recoverable over future anticipated production orders for this program.  Should those orders not materialize in future periods, potential impairment charges may be necessary.

(5)          As of June 28, 2012, 85% of capitalized pre-production and deferred production inventory is recoverable over future anticipated production orders for this program.  Should those orders not materialize in future periods, potential impairment charges may be necessary.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

6.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	June 28,	December 31,
	2012	2011
Land	$17.0	$17.0
Buildings (including improvements)	436.0	431.5
Machinery and equipment	866.7	849.3
Tooling	683.8	665.0
Capitalized software	154.7	118.7
Construction-in-progress	212.1	204.0
Total	2,370.3	2,285.5
Less: accumulated depreciation	(747.0)	(669.8)
Property, plant and equipment, net	$1,623.3	$1,615.7

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $2.0 and $1.3 for the three months ended June 28, 2012 and June 30, 2011, respectively, and $3.9 and $3.0 for the six months ended June 28, 2012 and June 30, 2011, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs, excluding the impact of the severe weather event, of $22.7 and $26.8 for the three months ended June 28, 2012 and June 30, 2011, respectively, and $46.6 and $51.0 for the six months ended June 28, 2012 and June 30, 2011, respectively.

We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal-use software.  Depreciation expense related to capitalized software was $4.4 and $4.5 for the three months ended June 28, 2012 and June 30, 2011, respectively, and $8.9 and $9.2 for the six months ended June 28, 2012 and June 30, 2011, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

7.  Other Assets

Other assets are summarized as follows:

	June 28,	December 31,
	2012	2011
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	26.8	26.8
Total intangible assets	38.5	38.5
Less: Accumulated amortization-patents	(1.1)	(1.1)
Accumulated amortization-favorable leasehold interest	(4.5)	(4.2)
Accumulated amortization-customer relationships	(21.0)	(19.3)
Intangible assets, net	11.9	13.9
Deferred financing
Deferred financing costs	75.2	64.0
Less: Accumulated amortization-deferred financing costs	(46.9)	(35.0)
Deferred financing costs, net	28.3	29.0
Other
Fair value of derivative instruments	—	0.6
Goodwill - Europe	2.9	2.9
Equity in net assets of affiliates	4.7	4.5
Customer supply agreement (1)	39.5	39.8
Other	5.9	5.7
Total	$93.2	$96.4

(1)       Under an agreement with our customer Airbus, certain payments accounted for as consideration given by the Company to Airbus are being amortized as a reduction to net revenues.

The Company recognized $1.1 of amortization expense of intangibles for each of the three month periods ended June 28, 2012 and June 30, 2011, and $2.1 for each of the six month periods ended June 28, 2012 and June 30, 2011.

The following is a roll forward of the carrying amount of goodwill at June 28, 2012:

Balance, December 31, 2011	$2.9
Goodwill acquired	—
Exchange rate	—
Balance, June 28, 2012	$2.9

8.  Research and Development Milestones

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

As part of our ongoing participation in the B787-9 program, we received research and development milestone payments of $2.4 and $5.2 for the three month and six month periods ended June 28, 2012, respectively.  We expect to receive additional payments related to research and development on this program. These additional payments remain un-negotiated as of June 28, 2012.

9.  Advance Payments and Deferred Revenue/Credits

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

In March 2012, we signed a Memorandum of Agreement with Airbus providing for us to receive advance payments in 2012.  The advance payments will be offset against the recurring price of A350 XWB ship sets invoiced by Spirit at a rate of $1.25 per ship set.  We received $200.0 in the six month period ended June 28, 2012.

Deferred revenue/credits.  Deferred revenue/credits generally consists of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables. These payments are classified as deferred revenue/credits when received and recognized as revenue as the production units are delivered.

Advance payments and deferred revenue/credits are summarized by platform as follows:

	June 28,	December 31,
	2012	2011
B737	$22.3	$23.6
B747-8	—	0.2
B787	630.8	629.1
A350 XWB	202.6	22.9
Airbus — All other platforms	6.9	7.4
Gulfstream	33.1	35.6
Other	10.7	9.1
Total advance payments and deferred revenue/credits	$906.4	$727.9

10. Government Grants

We received grants in the form of government funding for a portion of the site construction and other specific capital asset cost at our Kinston, North Carolina and Subang, Malaysia sites.  Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income is being amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of June 28, 2012, the value recorded within property, plant and equipment related to the use of grant funds in North Carolina and Malaysia was $146.1 prior to amortization, including foreign exchange rate changes.

Deferred grant income liability consists of the following:

Balance, December 31, 2011	$127.9
Grant income recognized	(2.8)
Exchange rate	0.1
Total deferred grant income liability, June 28, 2012	$125.2

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The asset related to the deferred grant income consists of the following:

Beginning Balance, December 31, 2011	$128.3
Depreciation	(2.6)
Exchange rate	0.1
Total asset value related to deferred grant income, June 28, 2012	$125.8

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

	Fair Value Measurements
	June 28, 2012			At June 28, 2012 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$81.5	$81.5	$—	$81.5	$—	$—

Interest Rate Swaps	$(4.8)	$—	$(4.8)	$—	$(4.8)	$—

Foreign Currency Hedge Contracts	$—	$—	$—	$—	$—	$—

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

	June 28, 2012			December 31, 2011
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$547.3	$552.1	(1)	$561.9	$560.1	(1)
Senior unsecured notes due 2017	295.2	324.8	(1)	294.9	325.5	(1)
Senior unsecured notes due 2020	300.0	322.5	(1)	300.0	317.9	(1)
Malaysian loan	14.5	12.7	(2)	16.1	14.1	(2)
Total	$1,157.0	$1,212.1		$1,172.9	$1,217.6

(1)         Level 1 Fair Value hierarchy

(2)         Level 2 Fair Value hierarchy

See Note 13, Investments for fair value disclosure on government and corporate debt securities.

12.  Derivative and Hedging Activities

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

Changes in the fair value of derivative instruments considered to be effective hedges are reported in other comprehensive income, net of tax. In the case of interest rate swaps, amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. If the actual interest rate on the fixed rate portion of debt is less than LIBOR, the monies received are recorded as an offset to interest expense. Conversely, if the actual interest rate on the fixed rate portion of debt is greater than LIBOR, then the Company pays the difference, which is recorded to interest expense. Reclassifications of the amounts related to the foreign currency hedge contracts are recorded to earnings in the same period in which the underlying transaction occurs. Any change in the fair value resulting from ineffectiveness is immediately recognized in earnings.

The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of June 28, 2012 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.

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

To the extent that derivative instruments do not qualify for hedge accounting treatment, the changes in fair market value of the instruments are reported in the results of operations for the current period.  As a result of the senior secured Credit Agreement entered into on April 18, 2012, the interest rate swaps no longer qualify for hedge accounting while LIBOR is below the LIBOR floor of 75 basis points under the Credit Agreement.  Amounts in other comprehensive income for interest rate swaps as of April 18, 2012 remain in other comprehensive income and will be amortized over the remaining tenor of the interest rate swaps.

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

The entire asset classes of the Company, including hedges, are pledged as collateral for both the term loan and the revolving credit facility under the Company’s senior secured credit facility (see Note 14, Debt).

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Interest Rate Swaps

We enter into floating-to-fixed interest rate swap agreements periodically. As of June 28, 2012, the interest rate swap agreements had notional amounts totaling $325.0.

				Effective	Fair Value,
Notional Amount	Expires	Variable Rate	Fixed Rate (1)	Fixed Rate(2)	June 28, 2012
$50	March 2013	1 Month LIBOR	0.72%	N/A	$(0.2)
$50	June 2013	1 Month LIBOR	0.84%	N/A	$(0.2)
$225	July 2014	1 Month LIBOR	1.37%	N/A	$(4.4)
				Total	$(4.8)

(1)   The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2)   As of June 28, 2012 the interest rate swaps are no longer effective and therefore the effective fixed rate is not applicable.

The purpose of entering into these swaps was to reduce the Company’s exposure to variable interest rates. The interest rate swaps settle on a monthly basis when interest payments are made. These settlements occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of ($4.8) at June 28, 2012 and December 31, 2011.

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

We use foreign currency hedge contracts to reduce our exposure to currency exchange rate fluctuations, which include hedging contracts to hedge U.S. dollar revenue from certain customers.  The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. The hedges are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. Gains and losses from these cash flow hedges are recorded to other comprehensive income until the underlying transaction for which the hedge was placed occurs and then the value in other comprehensive income is reclassified to earnings. The exception to the aforementioned treatment of realized gains/losses involves certain cash payments to Airbus, payable in British pounds sterling which were hedged, and this amount in other comprehensive income was reclassified into other assets when the underlying transaction occurred and will be amortized over the first A350 XWB contract block. The fair value of the forward contracts was a net asset of less than $0.1 as of June 28, 2012.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Notional Amount

	June 28, 2012		December 31, 2011
Year	USD Buy/(Sell)	Foreign Buy/(Sell)	USD Buy/(Sell)	Foreign Buy/(Sell)
2012	$(2.8)	£1.8	$(9.0)	£5.6
2013	—	—	—	(0.1)
	$(2.8)	£1.8	$(9.0)	£5.5

The following table summarizes the Company’s fair value of outstanding derivatives at June 28, 2012 and December 31, 2011:

	Fair Values of Derivative Instruments
	Other Asset Derivatives		Other Liability Derivatives
	June 28, 2012	December 31, 2011	June 28, 2012	December 31, 2011
Derivatives designated as hedging instruments
Interest rate swaps
Current	$—	$—	$2.8	$2.4
Non-current	—	—	2.0	2.4
Foreign currency hedge contracts
Current	—	—	—	0.2
Non-current	—	—	—	—
Total derivatives designated as hedging instruments	—	—	4.8	5.0
Derivatives not designated as hedging instruments
Foreign currency hedge contracts
Current	—	0.6	—	0.7
Non-current	—	0.6	—	0.7
Total derivatives not designated as hedging instruments	—	1.2	—	1.4
Total derivatives	$—	$1.2	$4.8	$6.4

The impact on other comprehensive income (“OCI”) and earnings from cash flow hedges for the three and for the six months ended June 28, 2012 and June 30, 2011 was as follows:

Derivatives in Cash Flow	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)		Location of (Gain) or Loss Reclassified from Accumulated OCI	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Hedging	For the Three Months Ended		into Income	For the Three Months Ended		from Effectiveness	For the Three Months Ended
Relationships	June 28, 2012	June 30, 2011	(Effective Portion)	June 28, 2012	June 30, 2011	Testing)	June 28, 2012	June 30, 2011

Interest rate swaps	$(0.2)	$(1.5)	Interest expense	$2.4	$3.2	Other (income)/ expense	$—	$—
Foreign currency hedge contracts	(0.1)	0.2	Sales/ Revenue	—	—	Other (income)/expense	—	—
Total	$(0.3)	$(1.3)		$2.4	$3.2		$—	$—

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Derivatives in Cash Flow	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)		Location of (Gain) or Loss Reclassified from Accumulated OCI	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Hedging	For the Six Months Ended		into Income	For the Six Months Ended		from Effectiveness	For the Six Months Ended
Relationships	June 28, 2012	June 30, 2011	(Effective Portion)	June 28, 2012	June 30, 2011	Testing)	June 28, 2012	June 30, 2011

Interest rate swaps	$(0.9)	$(1.6)	Interest expense	$3.1	$6.4	Other (income)/ expense	$—	$—
Foreign currency hedge contracts	—	0.8	Sales/ Revenue	0.1	0.1	Other (income)/expense	—	—
Total	$(0.9)	$(0.8)		$3.2	$6.5		$—	$—

The impact on earnings from interest rate swaps that are no longer effective was $0.3 loss for the six months ended June 28, 2012 and zero for six months ended June 30, 2011.

The impact on earnings from foreign currency hedge contracts that do not qualify as cash flow hedges was $0.2 income for the six months ended June 28, 2012 and less than ($0.1) loss for six months ended June 30, 2011.

Gains and losses accumulated in OCI for interest rate swaps are reclassified into earnings as each interest rate period is reset. During the next twelve months, the Company estimates that a loss of ($0.7) will be reclassified from OCI, net of tax, as a charge to earnings from interest rate swaps. Interest rate swaps are placed for a period of time not to exceed the maturity of the Company’s senior secured term loan. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.

Gains and losses accumulated in OCI for foreign currency hedge contracts are reclassified into earnings as the underlying transactions for which the contracts were entered into are realized. During the next twelve months, the Company estimates that a gain of less than $0.1 will be reclassified from OCI, net of tax. None of the gains or losses reclassified to earnings are attributable to the discontinuance of cash flow hedges.

13.  Investments

The amortized cost and approximate fair value of held-to-maturity securities are as follows:

	June 28, 2012		December 31, 2011
	Current	Noncurrent	Current	Noncurrent
Government and Corporate Debt Securities
Amortized cost	$0.5	$3.0	$0.4	$3.1
Unrealized gains	—	—	—	—
Unrealized losses	—	—	—	(0.1)
Fair value	$0.5	$3.0	$0.4	$3.0

Maturities of held-to-maturity securities at June 28, 2012 are as follows:

	Amortized Cost	Approximate Fair Value
Within One Year	$0.5	$0.5
One to Five Years	2.0	2.0
Five to Ten Years	0.5	0.5
After Ten Years	0.5	0.5
Total	$3.5	$3.5

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

At June 28, 2012 and December 31, 2011, the fair value of certain investments in debt and marketable securities are less than their historical cost.  Total fair value of these investments was $1.8 for each of the periods ended, which is approximately 54% and 53% of the Company’s held-to-maturity investment portfolio.  These declines primarily resulted from decreases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.

Based on evaluation of available evidence, including changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the permanent impairment is identified.

14.  Debt

Total debt shown on the balance sheet is comprised of the following:

	June 28,	December 31,
	2012	2011
Senior secured term loan (short and long-term)	$547.3	$561.9
Senior notes (due 2017 and 2020)	595.2	594.9
Malaysian term loan	14.5	16.1
Present value of capital lease obligations	13.9	15.2
Other	7.4	12.8
Total	$1,178.3	$1,200.9

Senior Secured Term Loan

On April 18, 2012, Spirit entered into a 1.2 billion dollar senior secured Credit Agreement (the “Credit Agreement”) consisting of a $650.0 revolving credit facility and a $550.0 term loan B facility.  The Credit Agreement refinances and replaces the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended.  Proceeds of the new term loan were used to pay off outstanding amounts under the prior credit agreement.  The revolving credit facility matures April 18, 2017 and bears interest, at Spirit’s option, at either LIBOR, or a defined “base rate” plus an applicable margin based on Spirit’s debt-to-EBITDA ratio (see table below).  The term loan matures April 18, 2019 and bears interest, at Spirit’s option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit’s secured debt-to-EBITDA ratio is below 1:1 at any time after 2012.  Substantially all of Spirit’s assets, including inventory and property, plant and equipment, were pledged as collateral for both the term loan and the revolving credit facility.  As of June 28, 2012, the outstanding balance of the term loan was $550.0.  As of December 31, 2011, the outstanding balance of the old term loan, which was repaid upon closing of the new credit facilities, was $561.9.  As of June 28, 2012 the carrying amount of the term loan was $547.3.  The amount outstanding under the revolving credit facility was zero at June 28, 2012.  The amount outstanding under the old revolving credit facility was zero at December 31, 2011.  As of June 28, 2012, there were $19.9 of letters of credit outstanding under the revolving credit facility.  The Company recorded a charge of $9.5 in the second quarter of 2012 for unamortized deferred financing fees as a result of extinguishment of the debt under the prior credit agreement.

In addition to paying interest on outstanding principal under the Credit Agreement, Spirit is required to pay an unused line fee on the unused portion of the commitments under the revolving credit facility based on Spirit’s debt-to-EBITDA ratio (see table below). Spirit is required to pay letter of credit fees equal to the applicable margin for LIBOR rate revolving credit borrowings with respect to letters of credit issued under the revolving credit facility (see table below).  Spirit is also required to pay to the issuing banks that issue any letters of credit, letter of credit fronting fees in respect of letters of credit equal to 20 basis points per year, and to the administrative agent thereunder customary administrative fees.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Pricing Tier	Debt-to-EBITDA Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Rate Loans	Base Rate Loans
1	> 3.0:1	0.450%	2.50%	2.50%	1.50%
2	< 3.0:1 but > 2.25:1	0.375%	2.25%	2.25%	1.25%
3	< 2.25:1 but > 1.75:1	0.300%	2.00%	2.00%	1.00%
4	< 1.75:1	0.250%	1.75%	1.75%	0.75%

At June 28, 2012, the Company’s total leverage ratio was 2.03:1.0, resulting in applicable margins under the revolving credit facility of 2.00% and 1.00% on Eurodollar and base rate loans, respectively. In addition, as of June 28, 2012, commitment fees on the undrawn portion of the revolving credit facility and letter of credit fees were 0.30% and 2.00% respectively.

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

Senior Secured Leverage Ratio	Shall not exceed 2.75:1.0
Interest Coverage Ratio	Shall not be less than 4.0:1.0
Total Leverage Ratio	Shall not exceed 4.0:1.0

The Financial Covenant ratios are calculated as of the last day of each fiscal quarter.  Failure to meet these financial covenants would be an event of default under the Credit Agreement.  As of June 28, 2012, we were and expected to remain, for the foreseeable future, in full compliance with all covenants contained within our Credit Agreement.

Senior Notes

On November 18, 2010, we issued $300.0 aggregate of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.  The carrying value of the 2020 Notes was $300.0 as of June 28, 2012.

On September 30, 2009, we issued $300.0 of 7.50% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable, in cash in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $295.2 as of June 28, 2012.

As of June 28, 2012, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes for the foreseeable future.

Malaysian Term Loan

On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia (“RM”) 69.2 (approximately USD $20.0 equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM 3.3 (USD $1.0) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum.  The Malaysia Facility loan balance as of June 28, 2012 was $14.5.

France Factory

On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

of an aerospace-related component assembly plant in Saint-Nazaire, France.  Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of June 28, 2012, the Saint-Nazaire capital lease balance was $10.6.

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

15. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
Components of Net Periodic Pension	For the Three Months Ended		For the Six Months Ended
Income	June 28, 2012	June 30, 2011	June 28, 2012	June 30, 2011
Service cost	$1.7	$1.4	$3.3	$2.8
Interest cost	11.3	11.0	22.6	22.2
Expected return on plan assets	(18.7)	(17.0)	(37.4)	(33.6)
Amortization of net (gain)	1.0	(0.5)	2.8	(0.1)
Net periodic pension income	$(4.7)	$(5.1)	$(8.7)	$(8.7)

	Other Benefits
	For the Three Months Ended		For the Six Months Ended
Components of Other Benefit Expense	June 28, 2012	June 30, 2011	June 28, 2012	June 30, 2011
Service cost	$0.9	$0.7	$1.7	$1.5
Interest cost	0.8	0.9	1.7	1.9
Amortization of net loss	0.5	—	0.6	0.3
Net periodic other benefit expense	$2.2	$1.6	$4.0	$3.7

Employer Contributions

We expect to contribute zero dollars to the U.S. qualified pension plan and less than $0.7 to both the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2012.  Our projected contributions to the U.K. pension plan for 2012 are $8.8, of which $4.1 was contributed by the end of the second quarter of 2012.  We anticipate contributing the additional $4.7 to the U.K. pension plan during the remainder of 2012.  The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.

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

For the three months ended June 28, 2012, Holdings recognized a net total of $4.7 of stock compensation expense, which is net of stock forfeitures, as compared to $3.0 of stock compensation expense, net of forfeitures, for the three months ended June 30, 2011. Of the total $4.7 of stock compensation expense recorded for the three months ended June 28, 2012, $2.5 was recorded as selling, general and administrative expense and the remaining $2.2 was charged directly to cost of sales in accordance with FASB authoritative guidance. The entire $3.0 of stock compensation expense recorded for the three months ended June 30, 2011 was recorded as selling, general and administrative expense.

For the six months ended June 28, 2012, the Company recognized a total of $8.6 of stock compensation expense, net of forfeitures, as compared to $5.2 of stock compensation expense, net of forfeitures, recognized for the six months ended June 30, 2011. Of the total $8.6 of stock compensation expense recorded for the six months ended June 28, 2012, in accordance with FASB authoritative guidance, $2.2 was charged directly to cost of sales and $6.4 was recorded as selling, general and administrative expense, which includes $0.9 of accelerated vesting expense for participants meeting the conditions for “Qualifying Retirement” under the Short-Term Incentive Plan or “STIP” as set out in the Proxy Statement for our 2012 annual meeting of stockholders. Of the $5.2 of stock compensation expense recorded for the six months ended June 30, 2011, less than $0.1 was charged directly to cost of sales, $5.1 was recorded as selling, general and administrative expense, and the remaining $0.1 was capitalized in inventory and is recognized through cost of sales in accordance with FASB authoritative guidance.

In February 2012, 104,405 shares of Class A common stock with an aggregate grant date fair value of $2.5 were granted under the Company’s Short-Term Incentive Plan and such shares will vest on the one-year anniversary of the grant date. Additionally, 169,391 shares of Class A common stock with an aggregate grant date fair value of $4.3 granted under the Company’s Short-Term Incentive Plan vested during the quarter ended March 29, 2012.

In May 2012, 618,804 shares of Class A common stock with an aggregate grant date fair value of $15.3 were granted under the Company’s Long-Term Incentive Plan and such shares will vest annually in three equal installments beginning on the two-year anniversary of the grant date.  Under the Company’s Board of Director’s Stock Plan 29,271 shares of Class A common stock with an aggregate grant date fair value of $0.7 were granted during the quarter, and such shares will vest on the one-year anniversary of the grant date.  Additionally, 421,088 shares of Class A common stock with an aggregate grant date fair value of $7.8 awarded under the Company’s Long-Term Incentive Plan and 27,063 shares of Class A common stock with an aggregate grant date fair value of $0.6 awarded under the Board of Director’s Stock Plan vested during the quarter ended June 28, 2012.

On June 22, 2012, 92,250 shares of Class A common stock with an aggregate grant date fair value of $2.2 were granted to members of the UAW union pursuant to performance improvements provided for in the 2010 ten-year labor contract.  The shares vested immediately upon issuance.

17. Income Taxes

The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax assets at June 28, 2012 and December 31, 2011 were $96.6 and $102.1, respectively.

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

The 31.0% effective tax rate for the six months ended June 28, 2012 differs from the 29.4% effective tax rate for the same period in 2011 primarily due to maintaining a reserve this year for the Malaysia tax holiday benefit and expiration of the U.S. Research Credit on December 31, 2011.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	June 28, 2012			June 30, 2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS
Income available to common shareholders	$34.3	139.9	$0.25	$29.5	139.2	$0.21
Income allocated to participating securities	0.6	2.3		0.6	2.4
Net Income	$34.9			$30.1

Diluted potential common shares		0.5			0.7
Diluted EPS
Net Income	$34.9	142.7	$0.24	$30.1	142.3	$0.21

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

	For the Six Months Ended
	June 28, 2012			June 30, 2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS
Income available to common shareholders	$106.7	139.7	$0.76	$63.5	138.9	$0.46
Income allocated to participating securities	1.8	2.3		1.2	2.5
Net Income	$108.5			$64.7

Diluted potential common shares		0.6			1.0
Diluted EPS
Net Income	$108.5	142.6	$0.76	$64.7	142.4	$0.45

The balance of outstanding common shares presented in the consolidated statement of shareholders’ equity was 143.7 million and 142.8 million at June 28, 2012 and June 30, 2011, respectively. Included in the outstanding common shares at each of June 28, 2012 and June 30, 2011 were 2.7 million issued but unvested shares which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	June 28, 2012	December 31, 2011

Interest rate swaps	$(1.8)	$(2.8)
Foreign currency hedges	—	(0.1)
Pension	(91.6)	(91.5)
SERP/ Retiree medical	(12.2)	(12.7)
Foreign currency impact on long term intercompany loan	(5.7)	(5.7)
Currency translation adjustment	(13.4)	(13.4)
Total accumulated other comprehensive loss	$(124.7)	$(126.2)

Noncontrolling Interest

Noncontrolling interest at June 28, 2012 remained unchanged from the prior year at $0.5.

19.  Related Party Transactions

On March 26, 2007, Hawker Beechcraft, Inc. (“Hawker”), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. The Company’s Prestwick facility provides wing components for the Hawker 800 Series manufactured by Hawker. For the three months ended June 28, 2012 and June 30, 2011, sales to Hawker were zero and $2.3, respectively, and for the six months ended June 28, 2012 and June 30, 2011 sales to Hawker were $1.2 and $4.5, respectively.  Receivables due from Hawker were $3.3 as of June 28, 2012, net of a $0.3 receivable write-off.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

On May 3, 2012, Hawker filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the bankruptcy filing, the Company reserved the remaining balance of Spirit’s $3.3 receivable from Hawker.

The Company paid $0.2 to a subsidiary of Onex for services rendered for each of the three month periods ended June 28, 2012 and June 30, 2011 and $0.2 for each of the six months ended June 28, 2012 and June 30, 2011. Management believes the amounts charged were reasonable in relation to the services provided.

The spouse of one of the Company’s executives who retired in 2011 is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $0.7 and $0.9 to the firm for the three and six month periods ended June 30, 2011, respectively.

On April 20, 2011, an executive of the Company was elected to the Board of Directors of Rockwell Collins, Inc., a supplier of manufacturing parts to the Company.  Under the commercial terms of the arrangement with the supplier, Spirit paid less than $0.1 for each of the three and six month periods ended June 28, 2012 and June 30, 2011.  The amounts owed to Rockwell Collins and recorded as accrued liabilities were less than $0.1 as of June 28, 2012.

An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties.  Such fees are not material to the Company.

20.  Commitments, Contingencies and Guarantees

Litigation

From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at June 28, 2012 or December 31, 2011 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

In December 2005, a lawsuit was filed against Spirit, Onex and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than 1.5 billion dollars in punitive damages. The asset purchase agreement from the Boeing Acquisition requires Spirit to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita, which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. On June 30, 2010, the U.S. District Court granted defendants’ dispositive motions, finding that the case should not be allowed to proceed as a class action.  The matter is now on appeal to the Tenth Circuit Court of Appeals, which could reverse the District Court’s June 30, 2010 ruling.  The Company intends to continue to vigorously defend itself in this matter. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants include Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with Boeing and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income Security Act and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification. The sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs initially sought a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. Following the completion of discovery, however, plaintiffs’ counsel informed Spirit counsel that plaintiffs’ counsel had determined that all claims against the Spirit entities were not viable, and plaintiffs’ counsel agreed to work with the Spirit entities to seek the voluntary dismissal with prejudice of all claims against the Spirit entities.  Plaintiffs’ claims against Boeing entities remain pending in the litigation. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the asset purchase agreement from the Boeing Acquisition between Boeing and Spirit. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Guarantees

Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of both June 28, 2012 and December 31, 2011, outstanding letters of credit were $19.9. Outstanding guarantees were $25.9 and $26.6 at June 28, 2012 and December 31, 2011, respectively.

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

The following is a roll forward of the service warranty and extraordinary rework balance at June 28, 2012:

Balance, December 31, 2011	$19.6
Charges to costs and expenses	5.0
Balance, June 28, 2012	$24.6

21.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2012	2011	2012	2011
KDFA bond	$1.2	$1.0	$2.4	$2.1
Rental and miscellaneous (expense)	(3.2)	0.2	(3.3)	0.2
Foreign currency gains (loss)	(2.2)	(1.1)	0.2	(0.7)
Total	$(4.2)	$0.1	$(0.7)	$1.6

Foreign currency gains (loss) are due to the impact of movement in foreign currency exchange rates on trade and intercompany receivables/payables and other long-term contractual rights/obligations denominated in a currency other than the entity’s functional currency.

22.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers.  Approximately 92% of the Company’s net revenues for the six months ended June 28, 2012 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company’s primary profitability measure to review a segment’s operating performance is segment

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

operating income before unallocated corporate selling, general and administrative expenses, unallocated impact of severe weather event, unallocated research and development and unallocated cost of sales. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.  Unallocated impact of severe weather event includes property repairs, clean up and recovery costs related to the April 14, 2012 tornado at the Company’s Wichita facility. Unallocated research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment.  Unallocated cost of sales includes general costs not directly attributable to segment operations, such as early retirement and other incentives.  All of these unallocated items are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The following table shows segment revenues and operating income for the three and six months ended June 28, 2012 and June 30, 2011:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2012	2011	2012	2011

Segment Revenues
Fuselage Systems (1)	$627.4	$773.1	$1,250.0	$1,301.1
Propulsion Systems	351.2	317.7	695.2	590.7
Wing Systems (1)	358.6	372.5	655.2	617.4
All Other	3.8	2.3	6.4	6.0
	$1,341.0	$1,465.6	$2,606.8	$2,515.2
Segment Operating Income
Fuselage Systems (1)(2)	$94.1	$95.1	$181.0	$142.1
Propulsion Systems	56.1	48.2	113.7	89.0
Wing Systems (1)(3)	27.6	(31.2)	48.0	(13.8)
All Other	0.8	0.5	1.0	0.5
	178.6	112.6	343.7	217.8
Unallocated corporate SG&A	(33.3)	(37.6)	(74.0)	(72.7)
Unallocated impact of severe weather event	(54.5)	—	(54.5)	—
Unallocated research and development	(1.3)	(0.5)	(2.4)	(1.0)
Unallocated cost of sales(4)	(7.0)	(10.9)	(8.0)	(10.9)
Total operating income	$82.5	$63.6	$204.8	$133.2

(1)         Includes recognition of deferred revenue associated with the amendment to the B787 supply agreement entered into with Boeing in May 2011 (the “B787 Amendment”)  in the second quarter of 2011.

(2)         Net of $28.2 forward-loss recorded on our Sikorsky CH-53K helicopter program in the first quarter of 2011.

(3)         Net of $6.5 forward-loss charges recorded in the second quarter of 2012 for the A350 XWB non-recurring wing contract, $2.7 and $10.7 forward-loss charges recorded in the first quarter of 2012 for the B747-8 and G280 wing programs, respectively, and  $53.3 forward-loss charge recorded on our G280 wing program in the second quarter of 2011.

(4)         Includes charges in the second quarter of 2012 of $3.6 related to asset impairments, $2.2 related to stock incentives for certain UAW represented employees and $1.1 in early retirement incentives to eligible employees, charges in the first quarter of 2012 of $1.0 related to early retirement incentives to eligible employees, and charges in the second quarter of 2011of $9.0 due to a change in estimate to increase warranty and extraordinary rework reserves and $1.8 in early retirement incentives elected by eligible UAW-represented employees.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 28, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net Revenues	$—	$1,224.4	$6.1	$136.6	$(26.1)	$1,341.0
Operating costs and expenses
Cost of sales	—	1,052.7	5.1	125.1	(26.1)	1,156.8
Selling, general and administrative	1.0	33.4	0.5	5.4	—	40.3
Impact from severe weather event	—	54.5	—	—	—	54.5
Research and development	—	6.8	—	0.1	—	6.9
Total operating costs and expenses	1.0	1,147.4	5.6	130.6	(26.1)	1,258.5
Operating income (loss)	(1.0)	77.0	0.5	6.0	—	82.5
Interest expense and financing fee amortization	—	(27.8)	—	(2.5)	2.2	(28.1)
Interest income	—	2.3	—	—	(2.2)	0.1
Other income (expense), net	—	0.9	—	(5.1)	—	(4.2)
Income (loss) before income taxes and equity in net income (loss) of affiliates and subsidiaries	(1.0)	52.4	0.5	(1.6)	—	50.3
Income tax benefit (provision)	0.4	(15.8)	(0.2)	0.3	—	(15.3)
Income (loss) before equity in net income (loss) of affiliates and subsidiaries	(0.6)	36.6	0.3	(1.3)	—	35.0
Equity in net income (loss) of affiliates	(0.1)	(0.2)	—	0.1	0.1	(0.1)
Equity in net income of subsidiaries	35.6	(1.0)	—	—	(34.6)	—
Net income (loss)	34.9	35.4	0.3	(1.2)	(34.5)	34.9
Other comprehensive income	(3.6)	1.5	—	(5.1)	3.6	(3.6)
Comprehensive income (loss)	$31.3	$36.9	$0.3	$(6.3)	$(30.9)	$31.3

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net Revenues	$—	$1,362.4	$11.4	$118.7	$(26.9)	$1,465.6
Operating costs and expenses
Cost of sales	—	1,264.3	9.6	107.6	(26.9)	1,354.6
Selling, general and administrative	1.1	34.8	1.0	4.2	—	41.1
Research and development	—	6.0	—	0.3	—	6.3
Total operating costs and expenses	1.1	1,305.1	10.6	112.1	(26.9)	1,402.0
Operating income (loss)	(1.1)	57.3	0.8	6.6	—	63.6
Interest expense and financing fee amortization	—	(21.4)	—	(1.7)	1.4	(21.7)
Interest income	—	1.5	—	—	(1.4)	0.1
Other income (expense), net	—	1.1	—	(1.0)	—	0.1
Income (loss) before income taxes and equity in net income (loss) of affiliates and subsidiaries	(1.1)	38.5	0.8	3.9	—	42.1
Income tax benefit (provision)	0.4	(12.1)	(0.3)	0.1	—	(11.9)
Income (loss) before equity in net income (loss) of affiliates and subsidiaries	(0.7)	26.4	0.5	4.0	—	30.2
Equity in net income (loss) of affiliates	(0.1)	(0.1)	—	—	0.1	(0.1)
Equity in net income of subsidiaries	30.9	(2.4)	—	—	(28.5)	—
Net income (loss)	30.1	23.9	0.5	4.0	(28.4)	30.1
Other comprehensive income	0.3	0.6	—	(0.3)	(0.3)	0.3
Comprehensive income (loss)	$30.4	$24.5	$0.5	$3.7	$(28.7)	$30.4

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 28, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net Revenues	$—	$2,373.4	$61.5	$273.2	$(101.3)	$2,606.8
Operating costs and expenses
Cost of sales	—	2,049.0	54.4	245.8	(101.3)	2,247.9
Selling, general and administrative	2.1	72.2	1.0	10.0	—	85.3
Impact from severe weather event	—	54.5	—	—	—	54.5
Research and development	—	13.8	—	0.5	—	14.3
Total operating costs and expenses	2.1	2,189.5	55.4	256.3	(101.3)	2,402.0
Operating income (loss)	(2.1)	183.9	6.1	16.9	—	204.8
Interest expense and financing fee amortization	—	(45.8)	—	(4.7)	4.1	(46.4)
Interest income	—	4.2	—	—	(4.1)	0.1
Other income (expense), net	—	2.1	—	(2.8)	—	(0.7)
Income (loss) before income taxes and equity in net income (loss) of affiliates and subsidiaries	(2.1)	144.4	6.1	9.4	—	157.8
Income tax benefit (provision)	0.8	(46.0)	(2.3)	(1.4)	—	(48.9)
Income (loss) before equity in net income (loss) of affiliates and subsidiaries	(1.3)	98.4	3.8	8.0	—	108.9
Equity in net income (loss) of affiliates	(0.4)	(0.6)	—	0.2	0.4	(0.4)
Equity in net income of subsidiaries	110.2	11.8	—	—	(122.0)	—
Net income (loss)	108.5	109.6	3.8	8.2	(121.6)	108.5
Other comprehensive income	1.4	1.4	—		(1.4)	1.4
Comprehensive income (loss)	$109.9	$111.0	$3.8	$8.2	$(123.0)	$109.9

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net Revenues	$—	$2,305.7	$11.9	$246.3	$(48.7)	$2,515.2
Operating costs and expenses
Cost of sales	—	2,094.3	9.5	227.5	(48.7)	2,282.6
Selling, general and administrative	2.2	67.0	1.4	9.5	—	80.1
Research and development	—	19.0	—	0.3	—	19.3
Total operating costs and expenses	2.2	2,180.3	10.9	237.3	(48.7)	2,382.0
Operating income (loss)	(2.2)	125.4	1.0	9.0	—	133.2
Interest expense and financing fee amortization	—	(42.0)	—	(3.1)	2.5	(42.6)
Interest income	—	2.7	—	—	(2.5)	0.2
Other income (expense), net	—	2.1	—	(0.5)	—	1.6
Income (loss) before income taxes and equity in net income (loss) of affiliates and subsidiaries	(2.2)	88.2	1.0	5.4	—	92.4
Income tax benefit (provision)	0.8	(28.5)	(0.4)	0.9	—	(27.2)
Income (loss) before equity in net income (loss) of affiliates and subsidiaries	(1.4)	59.7	0.6	6.3	—	65.2
Equity in net income (loss) of affiliates	(0.5)	(0.1)	—	(0.4)	0.5	(0.5)
Equity in net income of subsidiaries	66.6	—	—	—	(66.6)	—
Net income (loss)	64.7	59.6	0.6	5.9	(66.1)	64.7
Other comprehensive income	9.3	3.3	—	6.0	(9.3)	9.3
Comprehensive income (loss)	$74.0	$62.9	$0.6	$11.9	$(75.4)	$74.0

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet

June 28, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$140.3	$—	$39.8	$—	$180.1
Accounts receivable, net	—	520.7	3.3	141.1	(194.9)	470.2
Inventory, net	—	2,459.1	140.4	201.3	—	2,800.8
Deferred tax asset-current	—	60.5	—	—	—	60.5
Other current assets	—	38.5	—	1.9	—	40.4
Total current assets	—	3,219.1	143.7	384.1	(194.9)	3,552.0
Property, plant and equipment, net	—	1,149.9	297.6	175.8	—	1,623.3
Pension assets	—	130.1	—	1.7	—	131.8
Investment in subsidiary	1,006.9	279.8	—	—	(1,286.7)	—
Equity in net assets of subsidiaries	1,077.3	25.7	—	—	(1,103.0)	—
Deferred tax asset- non-current, net	—	40.9	—	0.4	—	41.3
Other assets	—	356.1	80.0	28.1	(371.0)	93.2
Total assets	$2,084.2	$5,201.6	$521.3	$590.1	$(2,955.6)	$5,441.6
Current liabilities
Accounts payable	$—	$523.4	$131.9	$139.6	$(194.8)	$600.1
Accrued expenses	—	275.0	1.0	28.1	—	304.1
Profit sharing	—	31.5	—	1.5	—	33.0
Current portion of long-term debt	—	6.9	—	3.5	—	10.4
Advance payments, short-term	—	50.4	—	—	—	50.4
Deferred revenue, short-term	—	9.9	—	1.6	—	11.5
Deferred grant income liability - current	—	—	5.4	1.2	—	6.6
Other current liabilities	—	2.9	—	3.2	—	6.1
Total current liabilities	—	900.0	138.3	178.7	(194.8)	1,022.2
Long-term debt	—	1,144.4	80.0	234.5	(291.0)	1,167.9
Advance payments, long-term	—	812.2	—	—	—	812.2
Pension/OPEB obligation	—	87.5	—	—	—	87.5
Deferred grant income liability - non-current	—	—	86.3	32.3	—	118.6
Deferred revenue and other deferred credits	—	22.3	—	10.0	—	32.3
Other liabilities	—	179.9	—	16.8	(80.0)	116.7
Total equity	2,084.2	2,055.3	216.7	117.8	(2,389.8)	2,084.2
Total liabilities and shareholders’ equity	$2,084.2	$5,201.6	$521.3	$590.1	$(2,955.6)	$5,441.6

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet

December 31, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$106.7	$—	$71.1	$—	$177.8
Accounts receivable, net	—	318.8	8.9	130.7	(191.2)	267.2
Inventory, net	—	2,354.8	113.8	162.3	—	2,630.9
Deferred tax asset-current	—	52.2	—	—	—	52.2
Other current assets	—	25.5	—	2.2	—	27.7
Total current assets	—	2,858.0	122.7	366.3	(191.2)	3,155.8
Property, plant and equipment, net	—	1,118.3	319.2	178.2	—	1,615.7
Pension assets	—	118.3	—	0.5	—	118.8
Investment in subsidiary	997.3	279.9	—	—	(1,277.2)	—
Equity in net assets of subsidiaries	967.4	12.5	—	—	(979.9)	—
Deferred tax asset- non-current, net	—	55.0	—	0.7	—	55.7
Other assets	—	333.6	80.0	30.3	(347.5)	96.4
Total assets	$1,964.7	$4,775.6	$521.9	$576.0	$(2,795.8)	$5,042.4
Current liabilities
Accounts payable	$—	$477.0	$129.3	$144.3	$(191.2)	$559.4
Accrued expenses	—	167.5	0.3	33.0	—	200.8
Profit sharing	—	21.6	—	1.9	—	23.5
Current portion of long-term debt	—	39.8	5.6	3.5	—	48.9
Advance payments, short-term	—	8.8	—	—	—	8.8
Deferred revenue, short-term	—	27.2	—	1.3	—	28.5
Deferred grant income liability - current	—	—	4.9	1.2	—	6.1
Other current liabilities	—	32.9	—	4.6	—	37.5
Total current liabilities	—	774.8	140.1	189.8	(191.2)	913.5
Long-term debt	—	1,126.2	80.0	213.3	(267.5)	1,152.0
Advance payments, long-term	—	655.9	—	—	—	655.9
Pension/OPEB obligation	—	84.2	—	—	—	84.2
Deferred grant income liability - non-current	—	—	88.9	32.9	—	121.8
Deferred revenue and other deferred credits	—	24.0	—	10.7	—	34.7
Other liabilities	—	175.9	—	19.7	(80.0)	115.6
Total equity	1,964.7	1,934.6	212.9	109.6	(2,257.1)	1,964.7
Total liabilities and shareholders’ equity	$1,964.7	$4,775.6	$521.9	$576.0	$(2,795.8)	$5,042.4

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 28, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$108.5	$169.8	$1.7	$(38.7)	$(108.5)	$132.8
Investing activities
Purchase of property, plant and equipment	—	(86.7)	(1.7)	(15.4)	—	(103.8)
Proceeds from sale of assets	—	0.1	—	1.2	—	1.3
Equity in net assets of subsidiaries	(108.5)	—	—	—	108.5	—
Other	—	(0.7)	—	(0.2)	—	(0.9)
Net cash provided by (used in) investing activities	(108.5)	(87.3)	(1.7)	(14.4)	108.5	(103.4)
Financing activities
Proceeds from revolving credit facility	—	170.0	—	—	—	170.0
Payments on revolving credit facility	—	(170.0)	—	—	—	(170.0)
Proceeds from issuance of debt	—	547.3	—	—	—	547.3
Principal payments of debt	—	(562.5)	—	(1.8)	—	(564.3)
Collection on (repayment of) intercompany debt	—	(23.5)	—	23.5	—	—
Debt issuance and financing costs	—	(11.3)	—	—	—	(11.3)
Excess tax benefits from share-based payment arrangements	—	1.1	—	—	—	1.1
Net cash provided by (used in) financing activities	—	(48.9)	—	21.7	—	(27.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.1	—	0.1
Net increase (decrease) in cash and cash equivalents for the period	—	33.6	—	(31.3)	—	2.3
Cash and cash equivalents, beginning of period	—	106.7	—	71.1	—	177.8
Cash and cash equivalents, end of period	$—	$140.3	$—	$39.8	$—	$180.1

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Operating activities
Net cash provided by (used in) operating activities	$64.7	$(209.8)	$19.0	$(51.1)	$(64.7)	$(241.9)
Investing activities
Purchase of property, plant and equipment	—	(54.1)	(19.0)	(11.3)	—	(84.4)
Proceeds from the sale of assets	—	0.2	—	0.2	—	0.4
Equity in net assets of subsidiaries	(64.7)	—	—	—	64.7	—
Net cash provided by (used in) investing activities	(64.7)	(53.9)	(19.0)	(11.1)	64.7	(84.0)
Financing activities
Principal payments of debt	—	(3.8)	—	(0.3)	—	(4.1)
Collection on (repayment of) intercompany debt	—	(24.2)	—	24.2	—	—
Excess tax benefits from share-based payment arrangements	—	1.2	—	—	—	1.2
Net cash provided by (used in) financing activities	—	(26.8)	—	23.9	—	(2.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.3	—	1.3
Net (decrease) in cash and cash equivalents for the period	—	(290.5)	—	(37.0)	—	(327.5)
Cash and cash equivalents, beginning of period	—	416.1	—	65.5	—	481.6
Cash and cash equivalents, end of period	$—	$125.6	$—	$28.5	$—	$154.1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (our “2011 Form 10-K”), filed with the SEC on February 23, 2012 and our Quarterly Report on form 10-Q for the period ended March 29, 2012 (our “Q1 2012 Form 10-Q”), filed with the SEC on May 4, 2012.  See also “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Recent Events

On July 27, 2012, Airbus announced that it will delay the entry into service for the A350 XWB by three months to the second half of 2014.  The delay is the result of additional time needed for Airbus to implement an automated drilling process for the aircraft’s wings.  The impact to Spirit deliveries to Airbus has not yet been determined.

Overview

We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the three months ended June 28, 2012, we generated net revenues of $1,341.0 million and net income of $34.9 million, and for the six months ended June 28, 2012, we generated net revenues of $2,606.8 million and net income of $108.5 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas.  The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program.  The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas.  The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 47%, 26%, 27% and less than 1%, respectively, of our net revenues for the three months ended June 28, 2012. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 27%, 25% and less than 1%, respectively, of our net revenues for the six months ended June 28, 2012.

New Program Performance

We are currently performing work on several new programs, which are in various stages of development. Several of these programs entered flight testing in 2011, including the Gulfstream G280 and Gulfstream G650, which includes the Rolls-Royce BR725, and are expected to receive FAA and CAAI certification later this year. The Boeing B787-8 and Boeing B747-8 have each received FAA and JAA certifications, as well as EASA certification for entry into service, and each program has made aircraft deliveries to the final customer. We are delivering revenue-generating production units on all of these programs. We have delivered five revenue-generating test articles on the Sikorsky CH-53K helicopter program and we expect to deliver the remaining two test articles by the end of the first quarter of 2013.

These new programs continue to pose a risk of additional charges and/or forward-loss given the low margins that are currently forecasted due to cost pressures.  We are working closely with our manufacturing and assembly teams to implement plans to mitigate further losses, including the decision to move certain manufacturing of wing components on the G280 and G650 programs to Kinston, North Carolina. In the first quarter of 2012, we recorded an additional $10.7 million forward-loss charge on the G280 wing program as a result of increased supply chain costs. In the second quarter of 2012, we lowered our estimated margin on the G650 program to zero, as that program has experienced cost growth as it moves towards FAA certification. Our estimated margin on the initial Rolls-Royce BR725 contract is expected to remain at zero until we are able to realize important cost reduction opportunities.

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

In the second quarter of 2012, we recorded a $6.5 million forward-loss charge on the non-recurring portion under our A350 XWB wing contract as that program continues to experience increasing engineering change costs.  Unexpected delays in the completion of the design engineering, significant changes to the design as a result of test or other requirements changes, or delays in delivery schedule could result in additional forward-losses on this segment of the program.

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

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended	Three Months Ended	Percentage Change	Six Months Ended	Six Months Ended	Percentage Change
	June 28, 2012	June 30, 2011	to Prior Year	June 28, 2012	June 30, 2011	to Prior Year
	($ in millions)
Net revenues (1)	$1,341.0	$1,465.6	$(9)%	$2,606.8	$2,515.2	$4%
Operating costs and expenses
Cost of sales (2)	1,156.8	1,354.6	(15)%	2,247.9	2,282.6	(2)%
Selling, general and administrative expenses	40.3	41.1	(2)%	85.3	80.1	6%
Severe weather event	54.5	—	NA	54.5	—	NA
Research and development	6.9	6.3	10%	14.3	19.3	(26)%
Operating income	82.5	63.6	30%	204.8	133.2	54%
Interest expense and financing fee amortization	(28.1)	(21.7)	29%	(46.4)	(42.6)	9%
Interest income	0.1	0.1	0%	0.1	0.2	(50)%
Other income (expense), net	(4.2)	0.1	NA	(0.7)	1.6	(144)%
Income before income taxes and equity in net loss of affiliate	50.3	42.1	19%	157.8	92.4	71%
Income tax benefit provision	(15.3)	(11.9)	29%	(48.9)	(27.2)	80%
Income before equity in net loss of affiliate	35.0	30.2	16%	108.9	65.2	67%
Equity in net loss of affiliate	(0.1)	(0.1)	0%	(0.4)	(0.5)	(20)%
Net income	$34.9	$30.1	16%	$108.5	$64.7	68%

(1)          Includes recognition of revenue previously deferred associated with the amendment to the B787 supply agreement entered into with Boeing in May 2011 (the “B787 Amendment”)  in the second quarter of 2011.

(2)          Second quarter of 2012 is net of $6.5 million forward-loss charge related to the A350 XWB non-recurring wing program and $3.6 million for asset impairment.  First quarter of 2012 is net of $2.7 million forward-loss charge recorded for the B747-8 wing program and $10.7 million forward-loss charge for the G280 wing program. Second quarter of 2011 is net of $53.3 million forward-loss charge on the G280 wing program. First quarter of 2011 is net of $28.2 million forward-loss charge recorded on the Sikorsky CH-53K helicopter program. Includes charges in the second quarter of 2012 of $2.2 million related to stock incentives for certain UAW represented employees and $1.1 million in early retirement incentives to eligible employees, and charges in the first quarter of 2012 of $1.0 million related to early retirement incentives to eligible employees.  Second quarter of 2011 includes charges of $9.0 million due to a change in estimate to increase warranty and extraordinary rework reserves and $1.8 million in early retirement incentives elected by eligible UAW-represented employees.

Comparative ship set deliveries by model are as follows:

Model	Three Months Ended June 28, 2012	Three Months Ended June 30, 2011	Six Months Ended June 28, 2012	Six Months Ended June 30, 2011
B737	105	97	210	190
B747	6	3	11	7
B767	6	6	13	11
B777	21	22	42	38
B787	11	7	19	13
Total Boeing	149	135	295	259
A320 Family	109	91	221	194
A330/340	24	26	49	44
A350	—	—	1	—
A380	6	5	13	11
Total Airbus	139	122	284	249
Business/Regional Jets	19	13	31	23
Total	307	270	610	531

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

Net revenues by prime customer are as follows:

Prime Customer	Three Months Ended June 28, 2012	Three Months Ended June 30, 2011	Six Months Ended June 28, 2012	Six Months Ended June 30, 2011
	($ in millions)
Boeing	$1,123.2	$1,311.2	2,179.9	$2,192.6
Airbus	104.8	108.7	226.2	224.7
Gulfstream	53.8	5.0	77.1	16.6
Sikorsky	5.9	3.4	15.8	6.8
Other(1)	53.3	37.3	107.8	74.5
Total net revenues	$1,341.0	$1,465.6	2,606.8	$2,515.2

(1)          Includes aftermarket sales

Three Months ended June 28, 2012 as Compared to Three Months ended June 30, 2011

Net Revenues.  Net revenues for the three months ended June 28, 2012 were $1,341.0 million, a decrease of $124.6 million, or 9%, compared with net revenues of $1,465.6 million for the same period in the prior year. The decrease in net revenues related to programs in production was $119.4 million primarily due to the recognition of $236.2 million in deferred revenue associated with the B787 Amendment signed in May 2011, offset by production volume increases in the second quarter of 2012 on several Boeing and business jet programs and increased customer demand for the A320. Non-recurring net revenue, which includes design and development efforts, continued to decrease in the second quarter of 2012 as we transitioned to full production on multiple platforms. Aftermarket volume increased slightly as demand for propulsion spares continue to grow in 2012. Ship set deliveries to Boeing increased by 10% quarter-over-quarter to support production rate increases across several Boeing models.  Ship set deliveries to Airbus increased by 14% quarter-over-quarter to support customer delivery schedules. In total, ship set deliveries increased 14% to 307 ship sets in the second quarter of 2012 compared to 270 ship sets for the same period in the prior year.  Approximately 92% of Spirit’s net revenues for the second quarter of 2012 came from our two largest customers, Boeing and Airbus.

Cost of Sales.  Cost of sales as a percentage of net revenues was 86% for the three months ended June 28, 2012, compared to 92% for the same period in the prior year. The decrease in cost of sales as a percentage of net revenues is primarily due to the recognition in the second quarter of 2011 of deferred revenue associated with the B787 Amendment signed in May 2011.  In addition, higher production volume during the second quarter of 2012 drove efficiencies in our manufacturing process, which also contributed to the decrease in cost of sales.  Offsetting charges included in cost of sales for the three months ended June 28, 2012 is a forward-loss charge of $6.5 million recorded on our A350 XWB non-recurring wing contract, a net $6.3 million favorable cumulative catch-up adjustment, a $3.6 million asset impairment charge, $2.2 million in UAW share grant awards in accordance with our labor agreement, and $1.1 million in early retirement incentives for eligible employees.  In comparison, during the same period in the prior year, we recorded a $53.3 million forward-loss charge on our G280 program, a $9.0 million increase in warranty and extraordinary rework reserves, and $1.8 million in early retirement incentives for eligible UAW-represented employees, partially offset by a favorable cumulative catch-up adjustment of $6.3 million primarily driven by productivity and efficiency improvements.  We continue to record either zero or nearly break-even margins on several of our new programs including the B787, BR725 and G650 programs, each of which increased deliveries in the second quarter of 2012.

SG&A, Research and Development.  Combined SG&A and Research and Development costs as a percentage of net revenues was 4% for the three months ended June 28, 2012, compared to 3% for the same period in the prior year. SG&A and research and development expenses slightly decreased by a net $0.2 million as SG&A cost savings initiatives continue to be implemented, partially offset by a slight increase in research and development expense.

Impact of Severe Weather Event. During the second quarter of 2012, the Company recorded a $54.5 million charge against operating income related to the tornado for property damage, clean up and recovery costs, and expenses incurred to make up for the interruption of production and to reduce further disruptions at the Company’s Wichita facility.

Operating Income.  Operating income for the three months ended June 28, 2012 was $82.5 million, an increase of $18.9 million, compared to operating income of $63.6 million for the same period in the prior year. The increase in operating income during the second quarter of 2012 was favorably impacted by higher overall production and aftermarket volume and fewer forward-loss charges recorded in the second quarter of 2012 compared to the same period in 2011 as discussed above. This was partially offset by a charge against operating income related to the tornado for property damage, clean up and recovery expenses and extra expenses incurred to recover from delivery schedule delays. The break-even margins recorded for new programs negatively impacted operating margins as deliveries increased in the second quarter of 2012.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended June 28, 2012 includes $17.7 million of interest and fees paid or accrued in connection with long-term debt and $10.4 million in amortization of deferred financing costs, as compared to $19.4 million of interest and fees paid or accrued in connection with long-term debt and $2.3 million in amortization of deferred financing costs for the same period in the prior year. The decrease in interest expense associated with long-term debt in the second quarter of 2012 was primarily driven by lower interest cost from new swaps entered into in the third quarter of 2011, partially offset by interest on the drawn portion of the revolver during the second quarter of 2012.  The increase in deferred financing costs was the result of a $9.5 million write down of deferred financing fees due to debt extinguishment as a result of the April 18, 2012 term loan refinancing.

Interest Income.  Interest income for each of the three month periods ended June 28, 2012 and June 30, 2011 was $0.1 million.

Other Income (Expense), net. Other income (expense), net for the three months ended June 28, 2012 amounted to a net loss of ($4.2) million primarily due to a $3.0 million write-off of the Hawker Beechcraft receivable along with losses on foreign exchange rates on intercompany activity and borrowings as compared to a net income of $0.1 million for the same period in the prior year.  Quarter-over-quarter, foreign exchange rates on debt denominated in currencies other than the borrowing entities’ functional currency had a negative impact.

Provision for Income Taxes.  Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition could include finalizing amounts in income tax returns filed, finalizing audit examinations for open tax years, and an expiring statute of limitations.

The income tax provision for the three months ended June 28, 2012 includes $15.8 million for federal taxes, $(0.3) million for state taxes and $(0.2) million for foreign taxes.  The income tax provision for the three months ended June 30, 2011 includes $10.4 million for federal taxes, $1.6 million for state taxes and $(0.1) million for foreign taxes. The 2012 effective tax rate was 30.4% as compared to 28.3% for 2011. The difference in the effective tax rate recorded for 2012 as compared to 2011 relates primarily to maintaining a reserve this year for the Malaysia tax holiday benefit and expiration of the U.S. Research Credit on December 31, 2011.  The decrease from the U.S. statutory tax rate is primarily due to the qualified domestic production activities deduction and state income tax credits.

Segments.  The following table shows segment revenues and operating income for the three months ended June 28, 2012 and June 30, 2011:

	Three Months Ended	Three Months Ended
	June 28,	June 30,
	2012	2011
	($ in millions)
Segment Revenues
Fuselage Systems (1)	$627.4	$773.1
Propulsion Systems	351.2	317.7
Wing Systems (1)	358.6	372.5
All Other	3.8	2.3
	$1,341.0	$1,465.6
Segment Operating Income
Fuselage Systems (1)	$94.1	$95.1
Propulsion Systems	56.1	48.2
Wing Systems (1)(2)	27.6	(31.2)
All Other	0.8	0.5
	178.6	112.6
Unallocated corporate SG&A	(33.3)	(37.6)
Unallocated impact from severe weather event	(54.5)	—
Unallocated research and development	(1.3)	(0.5)
Unallocated cost of sales(3)	(7.0)	(10.9)
Total operating income	$82.5	$63.6

(1)       Includes recognition of deferred revenue associated with the B787 Amendment in the second quarter of 2011.

(2)      Second quarter of 2012 includes $6.5 forward-loss charge recorded on our A350 XWB non-recurring wing contract. Second quarter of 2011 includes $53.3 million forward-loss recorded on our G280 program.

(3)       Second quarter of 2012 includes charges of $3.6 million for asset impairment, $2.2 million related to stock incentives for certain UAW-represented employees and $1.1 million in early retirement incentives to eligible employees. Second quarter of 2011 includes charges of $9.0 million due to a change in estimate to increase warranty and extraordinary rework reserves and $1.8 million in early retirement incentives elected by eligible UAW-represented employees.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 47%, 26%, 27% and less than 1%, respectively, of our net revenues for the three months ended June 28, 2012.  Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 31%, 15% and 1%, respectively, of our operating income before unallocated corporate expenses for the three months ended June 28, 2012.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended June 28, 2012 were $627.4 million, a decrease of $145.7 million, or 19%, compared to the same period in the prior year. The decrease in net revenues was primarily due to the recognition of deferred revenue in the second quarter of 2011 associated with the B787 Amendment settlement, offset by production volume increases in the second quarter of 2012 on several Boeing programs. In addition, non-recurring net revenue, which includes design and development efforts, continued to decrease in the second quarter of 2012 as we transitioned to full production on multiple platforms. Fuselage Systems posted segment operating margins of 15% for the three months ended June 28, 2012, up from 12% segment operating margins for the same period in the prior year.  Improved segment operating margins were primarily driven by higher production volume due to rate increases on several Boeing programs.  In addition, the segment recognized a $0.9 million favorable cumulative catch-up adjustment driven by productivity and efficiency performance on our B737 program, compared to a $5.6 million favorable cumulative catch-up adjustment recorded in the same period of the prior year.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended June 28, 2012 were $351.2 million, an increase of $33.5 million, or 11%, compared to the same period in the prior year.  The increase in net revenues was primarily driven by higher production volume across all Boeing models and increased aftermarket volume. Propulsion Systems posted segment operating margins of 16% for the three months ended June 28, 2012, up from 15% segment operating margins for the same period in the prior year. Improved segment operating margins were primarily driven by higher production and aftermarket volume.  In addition, the segment recognized a $2.2 million favorable cumulative catch-up adjustment driven by productivity and efficiency improvements on mature programs, compared to a $4.2 million favorable cumulative catch-up adjustment recorded in the same period of the prior year.

Wing Systems.  Wing Systems segment net revenues for the three months ended June 28, 2012 were $358.6 million, a decrease of ($13.9) million, or (4%), compared to the same period in the prior year.  The decrease in net revenues was primarily driven by recognition of deferred revenue in the second quarter of 2011 associated with the B787 Amendment settlement, partially offset by higher production on several Boeing models and increased deliveries on our Gulfstream and A320 programs.  Wing Systems posted segment operating margins of 8% for the three months ended June 28, 2012, up from (8%) segment operating margins for the same period in the prior year.  In the second quarter of 2012, the segment recorded a forward-loss charge of $6.5 million on its A350 XWB non-recurring wing program due to engineering cost growth, partially offset by a favorable cumulative catch-up adjustment of $3.2 million driven by production efficiencies.  In comparison, during the second quarter of 2011, the segment realized a $53.3 million forward-loss on our G280 wing and tooling contracts, zero margin adjustments associated with the B787 Amendment negatively impacting segment operating margins as a percentage of net revenues, and an unfavorable cumulative catch-up adjustment of $3.5 million, primarily driven by an adjustment of $2.2 million on our A350 XWB wing contract in Spirit Europe principally related to additional engineering costs, as well as an adjustment of $4.8 million on our G650 program.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from KIESC. In the three months ended June 28, 2012, All Other segment net revenues were $3.8 million, an increase of $1.5 million, compared to the same period in the prior year.  The increase in net revenues was primarily driven by additional sundry sales.  The All Other segment operating margins were 21% for each of the three months ended June 28, 2012 and June 30, 2011.

Six Months Ended June 28, 2012 as Compared to Six Months Ended June 30, 2011

Net Revenues. Net revenues for the six months ended June 28, 2012 were $2,606.8 million, an increase of $91.6 million, or 4%, compared with net revenues of $2,515.2 million for the same period in the prior year. The increase in net revenues was primarily driven by $76.7 million in production volume increases in the first half of 2012 on several Boeing and business jet programs, increased customer demand for the A320 and a $24.2 million increase in aftermarket volume primarily driven by growing demand for propulsion spares.  The net revenue increase was partially offset by the recognition of $236.2 million in deferred revenue associated with the B787 Amendment signed in May 2011.  During the first half of 2012, we delivered our fifth test article to Sikorsky. Non-recurring net revenue, which includes design and development efforts, continued to decrease in the second quarter of 2012 as we transitioned to full production on multiple platforms. Ship set deliveries to Boeing increased by 14% year-over-year to support production rate increases across several Boeing models. Ship set deliveries to Airbus increased by 14% year-over-year to support customer delivery schedules. During the first half of 2012, we delivered our first A350 XWB fuselage to Airbus.  In total, ship set deliveries increased by 15% to 610 ship sets during the six months ended June 28, 2012, compared to 531 ship sets delivered in the same period of the prior year. Approximately 92% of Spirit’s net revenues for the six months ended June 28, 2012 came from our two largest customers, Boeing and Airbus.

Cost of Sales.  Cost of sales as a percentage of net revenues was 86% for the six months ended June 28, 2012, compared to 91% for the same period in the prior year. Included in cost of sales for the six months ended June 28, 2012 are forward-loss charges of $10.7 million, $2.7 million and $6.5 million recorded on our G280, B747-8 and A350 XWB non-recurring contracts, respectively, $3.6 million related to asset impairment, $2.2 million in UAW share grant awards in accordance with our labor agreement, and $2.1 million in early retirement incentives to eligible employees. Included in cost of sales for the six months ended June 30, 2011 are forward-charges of $53.3 million and $28.2 million recorded on our G280 program and Sikorsky CH-53K helicopter contract, respectively, a $9.0 million increase in warranty and extraordinary rework reserves, and $1.8 million in early retirement incentives for eligible UAW-represented employees.  In the first half of 2012, we updated our contract estimates and recorded a favorable $4.6 million cumulative catch-up adjustment related to periods prior to 2012 driven by productivity improvements on our mature programs. The cumulative catch-up adjustment related to periods prior to 2011 was immaterial for the first half of 2011.  In addition, we continue to record zero margins on the B787 program, as the adjustments related to the B787 Amendment negatively impacted operating margins for the first half of 2012.

SG&A, Research and Development.  Combined SG&A and Research and Development costs as a percentage of net revenues were 4% for each of the six month periods ended June 28, 2012 and June 30, 2011, respectively. SG&A and research and development expenses slightly increased by a net $0.2 million as SG&A cost savings initiatives continue to be implemented, partially offset by a slight increase in research and development expense.

Impact of Severe Weather Event. During the first half of 2012, the Company recorded a $54.5 million charge against operating income related to the tornado for property damage, clean up and recovery costs, and expenses incurred to make up for the interruption of production and to reduce further disruptions at the Company’s Wichita facility.

Operating Income.  Operating income for the six months ended June 28, 2012 was $204.8 million, an increase of $71.6 million, or 54%, compared to operating income of $133.2 million for the same period in the prior year. The increase in operating income during the first half of 2012 was favorably impacted by higher overall production and aftermarket volume and fewer forward-loss charges recorded in the first half of 2012 compared to the same period of 2011 as discussed above.  This was partially offset by a charge against operating income related to the tornado for property damage, clean up and recovery expenses and extra expenses incurred to recover from delivery schedule delays. The break-even margins recorded for new programs negatively impacted operating margins as deliveries increased in the second half of 2012.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the six months ended June 28, 2012 includes $34.4 million of interest and fees paid or accrued in connection with our long-term debt and $12.0 million in amortization of deferred financing costs, compared to $38.0 million of interest and fees paid or accrued in connection with our long-term debt and $4.6 million in amortization of deferred financing costs for the same period in the prior year. The decrease in interest expense associated with long-term debt was primarily driven by lower interest cost from new swaps entered into in the third quarter of 2011, partially offset by interest on the drawn portion of the revolver during the first half of 2012.  The increase in deferred financing costs was the result of a $9.5 million write down of deferred financing fees due to debt extinguishment as a result of the April 18, 2012 term loan refinancing, partially offset by an adjustment recorded in 2011 to reflect the maturity dates of our term loan and revolving credit facilities over which deferred financing is amortized.

Interest Income.  Interest income for the six months ended June 28, 2012 was $0.1 million compared to $0.2 million for the same period in the prior year.

Other Income (Expense), net. Other income (expense), net for the six months ended June 28, 2012 was a net loss of ($0.7) million, primarily due to a $3.0 million write-off of the Hawker Beechcraft receivable, partially offset by gains on foreign exchange rates on intercompany activity and borrowings, compared to income of $1.6 million for the same period in the prior year.

Provision for Income Taxes.  The income tax provision for the six months ended June 28, 2012 includes $46.9 million for federal taxes, $0.6 million for state taxes and $1.4 million for foreign taxes.  The income tax provision for the six months ended June 30, 2011 includes $26.5 million for federal taxes, $1.6 million for state taxes and ($0.9) million for foreign taxes.  The effective tax rate for the six months ended June 28, 2012 was 31.0% as compared to 29.4% for the same period in 2011. The increase in the effective tax rate recorded for the six months ended June 28, 2012 is related primarily to maintaining a reserve this year for the Malaysia tax holiday benefit and expiration of the U.S. Research Credit on December 31, 2011.  The decrease from the U.S. statutory tax rate is primarily due to the qualified domestic production activities deduction and state income tax credits.

Segments.  The following table shows segment revenues for the six months ended June 28, 2012, compared to the six months ended June 30, 2011:

	Six Months Ended	Six Months Ended
	June 28,	June 30,
	2012	2011
	($ in millions)
Segment Revenues
Fuselage Systems (1)	$1,250.0	$1,301.1
Propulsion Systems	695.2	590.7
Wing Systems (1)	655.2	617.4
All Other	6.4	6.0
	$2,606.8	$2,515.2
Segment Operating Income
Fuselage Systems (1)(2)	$181.0	$142.1
Propulsion Systems	113.7	89.0
Wing Systems (1)(3)	48.0	(13.8)
All Other	1.0	0.5
	343.7	217.8
Unallocated corporate SG&A	(74.0)	(72.7)
Unallocated impact from severe weather event	(54.5)	—
Unallocated research and development	(2.4)	(1.0)
Unallocated cost of sales(4)	(8.0)	(10.9)
Total operating income	$204.8	$133.2

(1)          Includes recognition of deferred revenue associated with the B787 Amendment in the first half of 2011.

(2)          First half of 2011 includes a $28.2 forward-loss recorded on our Sikorsky CH-53K helicopter program.

(3)          First half of 2012 includes $10.7 million, $2.7 million and $6.5 million forward-loss charges recorded on our G280, B747-8 and A350 non-recurring contracts, respectively. First half of 2011 includes a $53.3 million forward-loss charge recorded on our G280 program.

(4)          First half of 2012 includes $3.6 million for asset impairment, $2.2 million in UAW share grant awards in accordance with our labor agreement and $2.1 million in early retirement incentives to eligible employees. First half of 2011 includes a $9.0 million increase in warranty and extraordinary rework reserves, and $1.8 million in early retirement incentives for eligible UAW-represented employees.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 27%, 25% and less than 1%, respectively, of our net revenues for the six months ended June 28, 2012.  Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 33%, 14% and less than 1%, respectively, of our operating income before unallocated corporate expenses for the six months ended June 28, 2012.

Fuselage Systems.  Fuselage Systems segment net revenues for the six months ended June 28, 2012 were $1,250.0 million, a decrease of ($51.1) million, or (4%), compared to the same period in the prior year. The decrease in net revenues was due to the recognition of deferred revenue in the second quarter of 2011 associated with the B787 Amendment settlement, partially offset by production volume increases in the second quarter of 2012 on several Boeing programs. In addition, non-recurring net revenue, which includes design and development efforts, continued to decrease in the second quarter of 2012 as we transitioned to full production on multiple platforms. Fuselage Systems posted segment operating margins of 15% for the six months ended June 28, 2012, up from 11% segment operating margins for the same period in the prior year.  Improved segment operating margins were primarily driven by higher production volume due to rate increases on several Boeing programs and improved productivity and efficiency performance on our B737 program, partially offset by an unfavorable cumulative catch-up adjustment related to periods prior to 2012 of $5.8 million due to modest cost growth as we close out blocks.  In comparison, in the second quarter of 2011, we recognized a negligible cumulative catch-up adjustment.

Propulsion Systems.  Propulsion Systems segment net revenues for the six months ended June 28, 2012 were $695.2 million, an increase of $104.5 million, or 18%, compared to the same period in the prior year.  The increase in net revenues was primarily driven by higher production volume across all Boeing models and increased aftermarket volume. Propulsion Systems posted segment operating margins of 16% for the six months ended June 28, 2012, up from 15% segment operating margins for the same period in the prior year. Improved segment operating margins were due to higher production and aftermarket volume and a favorable cumulative catch-up adjustment related to periods prior to 2012 of $5.8 million, driven by productivity and efficiency improvements on mature programs.  In comparison, in the same period of 2011, the segment recognized a $4.2 million favorable cumulative catch-up adjustment.

Wing Systems.  Wing Systems segment net revenues for the six months ended June 28, 2012 were $655.2 million, an increase of $37.8 million, or 6%, compared to the same period in the prior year.  The increase in net revenues was primarily driven by higher production on several Boeing models and increased deliveries on our Gulfstream and A320 programs. Wing Systems posted segment operating margins of 7% for the six months ended June 28, 2012, up from (2%) segment operating margins for the same period in the prior year.  In the first half of 2012, the segment recorded forward-loss charges of $10.7 million, $2.7 million and $6.5 million on its G280, B747-8 and A350 XWB non-recurring contracts, respectively, partially offset by a favorable cumulative catch-up adjustment related to periods prior to 2012 of $4.6 million driven by productivity and efficiency improvements on mature programs.  In comparison, during the first half of 2011, we recorded a $53.3 million forward-loss charge on our G280 wing contract.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from KIESC. In the six months ended June 28, 2012, All Other segment net revenues were $6.4 million, a slight increase of $0.4 million, as compared to the same period in the prior year.  The All Other segment recorded 16% operating margins for the six months ended June 28, 2012, up from segment operating margins of 9% for the same period in the prior year driven by additional sundry sales.

Liquidity and Capital Resources

The primary sources of our liquidity include cash on hand, cash flow from operations, which include advance payments and receivables from customers, borrowings available under our revolving credit facility and payments from insurers as part of the tornado claim process. Our liquidity requirements are driven by our long-cycle business model.  Our business model is comprised of four to six year non-recurring investment periods, which include design and development efforts, followed by ten to twenty years of recurring production. The non-recurring investment periods require significant outflows of cash as we design the product, build tooling, purchase equipment and build initial production inventories.  These activities are typically funded partially through customer advances and milestone payments, which are offset against revenue as production units are delivered in the case of customer advances, or recognized as revenue as milestones are achieved in the case of milestone payments. The remaining funds needed to support non-recurring programs come from predictable cash inflows from our mature programs that are in the recurring phase of the production cycle. Occasionally, we have utilized borrowings and other sources of cash to fund non-recurring investments during periods where cash received from our customers is not adequate to fund our purchase commitments.  The non-recurring investment period typically ends concurrently with initial deliveries of completed aircraft by our customers, which indicates that a program has entered into the recurring production phase.  When a program reaches steady recurring production, it typically results in long-term generation of cash from operations.  As part of our business model, we continuously add new non-recurring programs, which are supported by mature programs that are in the steady recurring phase of the production cycle to promote growth.

In the first half of 2012, we had multiple new programs complete their non-recurring phase and enter into the recurring production phase.

As of June 28, 2012, we had $180.1 million of cash and cash equivalents on the balance sheet and $630.1 million of available borrowing capacity under our revolving credit facility, which is net of $19.9 million in letters of credit.  We had no outstanding balances under our revolving credit facility at the end of the second quarter of 2012.  During the first half of 2012, we drew down $170.0 million from our revolving credit facility to fund short-term working capital needs, which was repaid in full by the end of the second quarter.  Historically, cyclical cash flows dictate lower cash balances during the first half of the year.  Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flow for the six months ended June 28, 2012 and June 30, 2011:

	For the Six Months Ended
	June 28, 2012	June 30, 2011
	($ in millions)
Net income	$108.5	$64.7
Adjustments to reconcile net income	103.4	70.2
Changes in working capital	(79.1)	(376.8)
Net cash provided by (used in) operating activities	132.8	(241.9)
Net cash (used in) investing activities	(103.4)	(84.0)
Net cash (used in) financing activities	(27.2)	(2.9)
Effect of exchange rate change on cash and cash equivalents	0.1	1.3
Net (decrease) in cash and cash equivalents for the period	2.3	(327.5)
Cash and cash equivalents, beginning of period	177.8	481.6
Cash and cash equivalents, end of period	$180.1	$154.1

Six Months Ended June 28, 2012 as Compared to Six Months Ended June 30, 2011

Operating Activities. For the six months ended June 28, 2012, we had a net cash inflow of $132.8 million from operating activities, an increase in inflow of $374.7 million, compared to a net cash outflow of $241.9 million for the same period in the prior year.  During the first half of 2012, net cash provided by operating activities was primarily due to the receipt of a $200.0 million advance from Airbus associated with an agreement on the A350 XWB fuselage program, a $105.0 million insurance advance, partially offset by payments for repairs and recovery costs, and by timing of vendor payments and receivables from customers.  Also during the first half of 2012, we made federal tax payments of $90.5 million, which are net of an IRS audit settlement for the 2008 & 2009 tax years and $62.0 million in estimated taxes for the 2012 tax year.  During the first half of 2011, we received payment of $20.0 million in deferred revenue from Airbus and a $25.0 million federal tax refund. In addition, during the first half of 2011, we made a federal tax payment of $18.0 million.

We continue to invest in inventory for production start-up on new programs and additional production costs for ramp-up activities in support of increasing build rates on several Boeing programs.  During the first half of 2012, inventory purchases for new programs, including the B787, A350 XWB and Gulfstream programs, was $567.6 million, an increase of $125.1 million, compared to the same period in the prior year.  During the first half of 2012, inventory purchases for mature Boeing and Airbus programs, including costs associated with announced increasing build rates on several Boeing programs, was approximately $1,766.8 million, an increase of $143.9 million, compared to the same period in the prior year. These activities were funded through cash flows from operations, including receivables from customers and customer advances.

Investing Activities. For the six months ended June 28, 2012, we had a net cash outflow of $103.4 million from investing activities, an increase in outflow of $19.4 million compared to a net cash outflow of $84.0 million for the same period in the prior year. In the first half of 2012, capital expenditures were $103.8 million and consisted of purchases of tooling and machinery and equipment to prepare for the manufacturing of our developmental programs and to support increasing production rates on several Boeing programs.  In comparison, in the first half of 2011, capital expenditures were $84.4 million.

Financing Activities. For the six months ended June 28, 2012, we had a net cash outflow of $27.2 million from financing activities, an increase in outflow of $24.3 million, compared to a net cash outflow of $2.9 million for the same period in the prior year. The increase in outflow was primarily due to the refinancing of our senior secured credit facilities of $559.0 million with new senior secured credit facilities of $550.0 million resulting in a prepayment of principal of $9.0 million.  In addition to the prepayment of principal, financing fees of $11.3 million and original issue discount of $2.7 million were also incurred.  Payments on debt other than the refinancing activity were $5.3 million, compared to $4.1 million for the same period in the prior year.  During the first half of 2012, we drew down and repaid $170.0 million from our revolver.

Future Cash Needs and Capital Spending

Our primary future cash needs will consist of working capital, tornado related repair and recovery expenses, debt service, research and development and capital expenditures. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model.  In addition, we expend significant capital to meet increased production rates on certain mature programs, including the B737.

We also require capital to develop new technologies for the next generation of aircraft and are evaluating various plans to relieve capacity constraints for the announced customer production rate increases.  Capital expenditures totaled approximately $103.8 million and $84.4 million for the six months ended June 28, 2012 and June 30, 2011, respectively.  Excluding the impact of the tornado mentioned under Recent Events, we expect capital expenditures for the full year 2012 to be approximately $250.0 million as we prepare for anticipated production rate increases.  While the Company is still assessing the likely impact of the tornado damage, we anticipate that tornado-related capital spending will be limited to insurance proceeds recovered. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, insurance proceeds and borrowings available under our revolving credit facility.

Insurance Recovery. As of June 28, 2012 the Company had received a total of $105.0 million in partial insurance payments based on estimated losses incurred as a result of the April 14, 2012 tornado.  In accordance with its credit agreement, the Company provided a certificate to its lenders indicating that all net proceeds received in connection with the destruction caused by the April 14th tornado would be used for repair, replacement or restoration at the Wichita facility.  The Company currently estimates that the insurance claim associated with this event will total approximately $400.0 million for both property damage and business interruption expenses combined, which will be subject to applicable deductibles.  While the Company expects the insurance proceeds will be sufficient to cover most of the repair and replacement cost of the damaged facility and business interruption losses, certain deductibles and limitations will apply and no assurance can be made that proceeds will be sufficient to cover the costs of the entire restoration and recovery.  Additional expenses will be recognized in future periods as they are incurred and offsetting credits will be recognized in future periods as insurance recoveries are confirmed.

Pension and Other Post — Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at June 28, 2012 and we anticipate non-cash pension income for 2012 to remain at the same level as 2011. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan.  We continue to make contributions to our U.K. pension plan.  Our projected contributions to the U.K. pension plan for 2012 are $8.8 million.

Debt and Other Financing Arrangements

Senior Secured Credit Facilities.  On April 18, 2012, Spirit entered into a $1.2 billion senior secured Credit Agreement (the “Credit Agreement”) consisting of a $650.0 million revolving credit facility and a $550.0 million term loan B facility.  The Credit Agreement refinances and replaces the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended.  Proceeds of the new term loan were used to pay off outstanding amounts under the prior credit agreement.  The revolving credit facility matures April 18, 2017 and bears interest, at Spirit’s option, at either LIBOR, or a defined “base rate” plus an applicable margin based on Spirit’s debt-to-EBITDA ratio (see table below).  The term loan matures April 18, 2019 and bears interest, at Spirit’s option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit’s secured debt-to-EBITDA ratio is below 1:1 at any time after 2012.  Substantially all of Spirit’s assets, including inventory and property, plant and equipment, were pledged as collateral for both the term loan and the revolving credit facility.  As of June 28, 2012, the outstanding balance of the term loan was $550.0 million.  As of December 31, 2011, the outstanding balance of the old term loan, which was repaid upon closing of the new credit facilities, was $561.9 million.   As of June 28, 2012 the carrying amount of the term loan was $547.3 million.  The amount outstanding under the revolving credit facility was zero at June 28, 2012.  The amount outstanding under the old revolving credit facility was zero at December 31, 2011.  As of June 28, 2012, there were $19.9 million of letters of credit outstanding under the revolving credit facility.  The Company recorded a charge of $9.5 million in the second quarter of 2012 for unamortized deferred financing fees as a result of extinguishment of the debt under the prior credit agreement.

In addition to paying interest on outstanding principal under the Credit Agreement, Spirit is required to pay an unused line fee on the unused portion of the commitments under the revolving credit facility based on Spirit’s debt-to-EBITDA ratio (see table below). Spirit is required to pay letter of credit fees equal to the applicable margin for LIBOR rate revolving credit borrowings with respect to letters of credit issued under the revolving credit facility (see table below).  Spirit is also required to pay to the issuing banks that issue any letters of credit, letter of credit fronting fees in respect of letters of credit equal to 20 basis points per year, and to the administrative agent thereunder customary administrative fees.

Pricing Tier	Debt-to-EBITDA Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Rate Loans	Base Rate Loans
1	> 3.0:1.0	0.450%	2.50%	2.50%	1.50%
2	< 3.0:1 but > 2.25:1	0.375%	2.25%	2.25%	1.25%
3	< 2.25:1 but > 1.75:1	0.300%	2.00%	2.00%	1.00%
4	< 1.75:1	0.250%	1.75%	1.75%	0.75%

At June 28, 2012, the Company’s total leverage ratio was 2.03:1.0, resulting in applicable margins under the revolving credit facility of 2.00% and 1.00% on Eurodollar and base rate loans, respectively. In addition, as of June 28, 2012, commitment fees on the undrawn portion of the revolving credit facility and letter of credit fees were 0.30% and 2.00% respectively.

Senior Notes.  On November 18, 2010, we issued $300.0 million aggregate of 6 3/4% Senior Notes due 2020 (the “2020 Notes”), with interest payable on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.  The carrying value of the 2020 Notes was $300.0 million as of June 28, 2012.

On September 30, 2009, we issued $300.0 million of 7 1/2% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $295.2 million as of June 28, 2012.

As of June 28, 2012, we were and expect to continue to be in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes for the forseeable future.

Advances and Deferred Revenue on the B787 Program.  On May 12, 2011, Spirit and Boeing entered into the B787 Amendment which, among other things, established a new repayment schedule for advances made by Boeing to Spirit, to be repaid against the purchase price of the first 1,000 B787 ship sets delivered to Boeing.  In the event Boeing does not take delivery of 1,000 ship sets prior to the termination of the B787 program or the supply agreement for the B787 (the “B787 Supply Agreement”), any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. The B787 Amendment also changed the treatment of advances paid by Boeing for certain non-recurring work into a nonrefundable payment in full for such work.  As of June 28, 2012, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $630.8 million.

Advances on the A350 Fuselage Program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for us to receive advance payments in 2012.  The advance payments will be offset against the recurring price of A350 XWB ship sets invoiced by Spirit, at a rate of $1.25 million per ship set.  We received $200.0 million in advance payments for the six months ended June 28, 2012.

Malaysian Facility Agreement.  On June 2, 2008, Spirit Malaysia entered into a Facility Agreement for a term loan facility for Ringgit Malaysia RM69.2 million (approximately USD $20.0 million equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM3.3 million (USD $1.0 million equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.5% per annum.  The Malaysia Facility loan balance as of June 28, 2012 was $14.5 million.

French Factory Capital Lease Agreement.  On July 17, 2011, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with BNP Paribas Bank (“BNP”) to be used towards the construction of an assembly plant in Saint-Nazaire, France.  Lease payments are variable, subject to the six-month Euribor rate plus 2.2%.  Lease payments under the agreement are due quarterly through April 2025. As of June 28, 2012, the Company has $10.6 million in debt attributable to the capital lease transaction. We currently assemble center fuselage frame sections and wings for the new Airbus A350 XWB aircraft at the Saint-Nazaire facility.

Credit Ratings

Our corporate credit ratings at Standard & Poor’s Rating Services and Moody’s Investor Service are BB with positive outlook and Ba2 with positive outlook, respectively.

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

•     the success and timely execution of key milestones such as deliveries of Boeing’s B787 and first flight, certification and first delivery of Airbus’ A350 XWB aircraft program, including receipt of necessary regulatory approvals and customer adherence to their announced schedules;

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

•     our exposure to potential product liability and warranty claims; and

•     the accuracy and completeness of our initial assessment of the damage from the tornado that hit our Wichita, Kansas facility on April 14, 2012 and availability of insurance to cover expected losses.

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements.  These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2011 Form 10-K and in our Q1 2012 Form 10-Q for a more complete discussion of these and other factors that may affect our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of June 28, 2012 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2011 Form 10-K is included in Note 20 to our condensed consolidated financial statements included in Part I of this Quarterly Report and is incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2011 Form 10-K, which could materially affect our business, financial condition or results of operations.  Other than the modifications to the risk factors noted in our Q1 2012 Form 10-Q, filed on May 4, 2012, there have been no material changes to the Company’s risk factors previously disclosed in our 2011 Form 10-K.

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit
10.1 *

Credit Agreement dated as of April 18, 2012 among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., the other guarantors party thereto, Bank of America, N.A. and the other agents and lenders party thereto.

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

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Philip D. Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 7, 2012
Philip D. Anderson