Form 10-Q
period 2012-09-27
Spirit AeroSystems Holdings, Inc.
filed 2012-11-05
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2012

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

As of October 29, 2012, the registrant had outstanding 119,656,840 shares of class A common stock, $0.01 par value per share, and 24,026,372 shares of class B common stock, $0.01 par value per share.

PART I — FINANCIAL INFORMATION

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2012	September 29, 2011	September 27, 2012	September 29, 2011
	($ in millions, except per share data)
Net revenues	$1,365.3	$1,129.7	$3,972.1	$3,644.9
Operating costs and expenses
Cost of sales	1,746.7	963.0	3,994.6	3,245.6
Selling, general and administrative	40.6	38.4	125.9	118.5
Impact from severe weather event	(218.8)	—	(164.3)	—
Research and development	7.3	7.8	21.6	27.1
Total operating costs and expenses	1,575.8	1,009.2	3,977.8	3,391.2
Operating (loss) income	(210.5)	120.5	(5.7)	253.7
Interest expense and financing fee amortization	(16.2)	(19.0)	(62.6)	(61.6)
Interest income	—	—	0.1	0.2
Other income (expense), net	4.1	(1.6)	3.4	—
(Loss) income before income taxes and equity in net loss of affiliates	(222.6)	99.9	(64.8)	192.3
Income tax benefit (provision)	88.3	(32.4)	39.4	(59.6)
(Loss) income before equity in net loss of affiliates	(134.3)	67.5	(25.4)	132.7
Equity in net loss of affiliates	(0.1)	(0.2)	(0.5)	(0.7)
Net (loss) income	$(134.4)	$67.3	$(25.9)	$132.0
Earnings per share
Basic	$(0.94)	$0.48	$(0.18)	$0.93
Diluted	$(0.94)	$0.47	$(0.18)	$0.93

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2012	September 29, 2011	September 27, 2012	September 29, 2011
	($ in millions)
Net (loss) income	$(134.4)	$67.3	$(25.9)	$132.0
Changes in other comprehensive income, net of tax:
Unrealized (loss) on interest rate swaps, net of tax effect of zero and $1.5 for each of the three months ended and $0.5, $2.5 for each of the nine months ended, respectively	—	(2.6)	(0.9)	(4.2)
Less: reclassification adjustment for loss realized in net income, net of tax effect of zero and $0.5 for each of the three months ended and $1.2, $2.9 for each of the nine months ended, respectively	—	0.7	1.9	4.7
Net unrealized (loss) gain on interest rate swaps	—	(1.9)	1.0	0.5
Unrealized gain (loss) on foreign currency hedge contracts, net of tax effect of zero and $0.1 for each of the three months ended and zero and $0.2 for each of the nine months ended, respectively	—	(0.3)	—	0.5
Less: reclassification adjustment for loss realized in net income, net of tax effect of zero for each of the three months ended and zero for each of the nine months ended, respectively	0.1	—	0.1	0.1
Less: reclassification adjustment for loss realized in net other assets, net of tax effect of zero for each of the three months ended and zero and $0.4 for each of the nine months ended, respectively	—	—	—	0.7
Net unrealized gain (loss) on foreign currency hedge contracts	0.1	(0.3)	0.1	1.3
Pension, SERP, and Retiree medical adjustments, net of tax effect of $0.1 for each of the three months ended and $0.3, $0.2 for each of the nine months ended, respectively	0.2	0.1	0.6	0.2
Unrealized foreign exchange gain (loss) on intercompany loan, net of tax effect of $0.7, $0.5 for each of the three months ended and $0.7, $0.1 for each of the nine months ended, respectively	2.2	(1.2)	2.2	0.3
Foreign currency translation adjustments	5.9	(3.2)	5.9	0.5
Total comprehensive (loss) income	$(126.0)	$60.8	$(16.1)	$134.8

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 27,	December 31,
	2012	2011
	($ in millions)
Current assets
Cash and cash equivalents	$221.7	$177.8
Accounts receivable, net	514.6	267.2
Insurance receivable - severe weather event	129.9	—
Inventory, net	2,368.6	2,630.9
Deferred tax asset - current	62.1	52.2
Other current assets	43.7	27.7
Total current assets	3,340.6	3,155.8
Property, plant and equipment, net	1,657.0	1,615.7
Pension assets	138.3	118.8
Deferred tax asset - non-current, net	145.1	55.7
Other assets	92.5	96.4
Total assets	$5,373.5	$5,042.4
Current liabilities
Accounts payable	$652.6	$559.4
Accrued expenses	213.2	200.8
Profit sharing	25.1	23.5
Current portion of long-term debt	10.7	48.9
Advance payments, short-term	62.3	8.8
Deferred revenue, short-term	23.2	28.5
Deferred grant income liability - current	6.9	6.1
Other current liabilities	43.2	37.5
Total current liabilities	1,037.2	913.5
Long-term debt	1,168.4	1,152.0
Advance payments, long-term	846.1	655.9
Pension/OPEB obligation	89.2	84.2
Deferred grant income liability - non-current	118.1	121.8
Deferred revenue and other deferred credits	31.8	34.7
Other liabilities	121.0	115.6
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 119,518,290 and 118,560,926 shares issued, respectively	1.2	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 24,132,748 and 24,304,717 shares issued, respectively	0.2	0.2
Additional paid-in capital	1,009.0	995.9
Accumulated other comprehensive loss	(116.4)	(126.2)
Retained earnings	1,067.2	1,093.1
Total shareholders’ equity	1,961.2	1,964.2
Noncontrolling interest	0.5	0.5
Total equity	1,961.7	1,964.7
Total liabilities and equity	$5,373.5	$5,042.4

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 27, 2012	September 29, 2011
	($ in millions)
Operating activities
Net (loss) income	$(25.9)	$132.0
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	113.6	97.0
Amortization expense	3.8	3.6
Amortization of deferred financing fees	13.1	7.0
Accretion of customer supply agreement	0.1	—
Employee stock compensation expense	12.0	8.6
Excess tax benefit of share-based payment arrangements	(1.2)	(1.2)
Loss from discontinued hedge accounting on interest rate swaps	2.2	—
Loss from the ineffectiveness of hedge contracts	0.2	—
(Gain) loss from foreign currency transactions	(5.9)	1.2
Loss on disposition of assets	5.8	0.8
Deferred taxes	(100.6)	16.0
Long-term tax provision	1.3	8.9
Pension and other post retirement benefits, net	(7.0)	(7.4)
Grant income	(4.1)	(4.0)
Equity in net loss of affiliates	0.5	0.7
Changes in assets and liabilities
Accounts receivable	(242.5)	(127.9)
Inventory, net	272.6	(61.1)
Accounts payable and accrued liabilities	109.7	89.5
Profit sharing/deferred compensation	1.6	4.2
Advance payments	243.7	(158.7)
Income taxes receivable/payable	(38.3)	29.2
Deferred revenue and other deferred credits	(7.3)	(265.1)
Insurance receivable for severe weather related expenses (see Note 3)	(129.9)	—
Insurance proceeds for investing purposes - severe weather event (see Note 3)	(7.0)	—
Other	25.0	50.9
Net cash provided by (used in) operating activities	235.5	(175.8)
Investing activities
Purchase of property, plant and equipment	(163.5)	(164.2)
Purchase of property, plant and equipment - severe weather event (see Note 3)	(7.0)	—
Insurance proceeds for investing purposes - severe weather event (see Note 3)	7.0	—
Proceeds from sale of assets	1.3	0.4
Other	(1.2)	—
Net cash (used in) investing activities	(163.4)	(163.8)
Financing activities
Proceeds from revolving credit facility	170.0	—
Payments on revolving credit facility	(170.0)	—
Proceeds from issuance of debt	547.3	—
Principal payments of debt	(567.0)	(5.3)
Excess tax benefit of share-based payment arrangements	1.2	1.2
Debt issuance and financing costs	(11.3)	—
Net cash (used in) financing activities	(29.8)	(4.1)
Effect of exchange rate changes on cash and cash equivalents	1.6	0.4
Net increase (decrease) in cash and cash equivalents for the period	43.9	(343.3)
Cash and cash equivalents, beginning of period	177.8	481.6
Cash and cash equivalents, end of period	$221.7	$138.3
Supplemental information
Non-cash investing and financing activities
Property acquired through capital leases	$2.6	$—
Financing obligations	$—	$12.5

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 27, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2012 presentation.  In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 23, 2012 (the “2011 Form 10-K”).

2.  Change in Estimate

The Company’s long-term contract estimates are based on estimated contract revenues and related costs over the Company’s current contract blocks.  Estimated contract revenues are generally not subject to significant revisions as most of the Company’s contracts are fixed price and known at the inception of the contract, however, the contract cost elements of these estimates change frequently as the programs mature and that has historically been the primary driver of changes in our estimates.   Contract costs are estimated based on actual costs incurred to date and an estimate of remaining costs over the current contract block which can extend for multiple years.  During the early phases of our development contracts, the future cost estimates are subject to significant variability and are based on numerous assumptions and judgments and require management to use its historical experience on similar programs until aircraft programs are type certified; low rate production is achieved; production processes mature, supply chain partners are contracted; and unit costs stabilize which typically results in assumptions that costs will improve over the life of the contract block. This learning curve concept is typical in our industry, however, the level of design change and time spent in low rate production that was anticipated when we initially established these curves has been significantly exceeded as original delivery schedules have been delayed and engineering changes continued. During the third quarter of 2012 a combination of events occurred that resulted in changes in estimates on several development programs resulting in forward losses being recorded on some of these programs. Following is a summary of events that occurred during the third quarter of 2012 that resulted in revisions of estimates on certain programs.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Performance Issues-Tulsa Facility

The Company’s Tulsa facility has significant work content on three of the development programs (B787, G280, G650). The multiple complex development programs at this facility have created various performance issues that have resulted in previous changes to our contract estimates on these development programs.

The performance issues at the Tulsa facility were magnified in the third quarter of 2012 when the Company implemented a recovery plan which would bring the Company current on the delivery schedule for its B787 wing components. The Company began implementing the recovery plan during late July 2012 which resulted in the addition of significant additional resources to meet delivery schedules. As the Company was implementing the recovery plan, it became clear during the third quarter estimation process that the remediation would have a significant impact on the future cost curves due to significant amounts of additional headcount and disruption.

Type Certification

On September 4th and 7th 2012, Gulfstream received type certification on the G280 and G650 aircraft. These type certifications impact three of the Company’s development programs, G280, G650 and BR725 (the engine nacelle on the G650). Type certification is a significant program milestone for commercial aerospace products as it represents the airworthiness authority’s approval of the completion and functionality of engineering design and the ability of the aircraft to enter into service, and leads directly to the commencement of full rate production. However, following type certification the ability to redesign for cost is significantly less if no derivative aircraft design is planned.  We currently have no plans for derivative models, making redesign for cost improvements difficult after type certification.

The pace of cost improvements was not keeping up with projected learning curves particularly related to redesign opportunities and as all three programs are preparing to enter full rate production, we revised our estimates to reflect higher costs.

Decision on Work Package Transfers

Given certain challenges of new programs at the Company’s Kinston, NC site and the fact that our newest facility in Chanute was in the process of multiple work package transfers during the third quarter, the Company decided to delay the transfer of any additional work packages into these facilities. Overall, this had a significant impact on the BR725 program and the timing of anticipated cost reduction from the planned transfer of work content to lower-cost facilities.

Finalization of supplier contracts

During the early phases of our development programs, the Company will frequently procure small quantities of required sub-assemblies and parts from our suppliers.  This practice generally forces us to pay higher unit prices for these sub-assemblies and parts, but allows us flexibility in evaluating supplier performance and quality as well as address design changes that frequently occur during the early phases of these development programs.  Once design changes subside, we will generally contract on a longer-term basis with our suppliers, which allows us to experience more favorable supply chain pricing.

The Company has been successful in negotiating lower costs with suppliers on most of these development programs; however, these costs are not as low as original estimates. This pressure on supply chain cost runs across all of our development programs. As Boeing and Airbus have increased production rates on existing commercial programs, our suppliers have limited capacity to deal with even modest rate increases on our business jet programs. In addition, the capacity constraint in our supply base has prevented us from off-loading to the supply chain certain work we currently perform in-house. As a result of higher current costs which have exceeded estimates and recent negotiations with suppliers, the Company has revised supplier costs across several of the development programs.

Due to these and other events, for the three months ended September 27, 2012, we recorded forward loss charges of $184.0 million on the Boeing 787, $162.5 million on the Gulfstream G650, $151.0 million on the Rolls-Royce BR725, $88.1 million on the Gulfstream G280, $2.4 million on the Airbus A350 XWB non-recurring wing and $2.4 million on the Boeing 747-8 wing programs. These amounts are recorded on the condensed consolidated balance sheet as forward loss provisions within Inventory.

Our consolidated net adjustments for costs related to these changes in estimates decreased operating profit, before income taxes, by approximately $590.4 and $610.3 for the three and nine months ended September 27, 2012, respectively.  These adjustments decreased net earnings by approximately $407.4 ($2.90 per share) and $421.1 ($3.01 per share) for the three and nine months ended September 27, 2012, respectively.

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

As of September 27, 2012, the Company had received a total of $105.0 in partial insurance payments based on estimated losses incurred as a result of the April 14, 2012 tornado.  In accordance with its credit agreement, the Company provided a certificate to its lenders indicating that all net proceeds received in connection with the destruction caused by the April 14th tornado would be used for repair, replacement or restoration at the Wichita facility.

On October 19, 2012, the Company reached an agreement with its insurers on a final settlement for all claims relating to the April 14, 2012 severe weather event. Under the terms of this settlement the insurers agreed to pay to the Company $234.9 (including payments previously made) to resolve all property damage, clean-up and recovery costs related to the severe weather event as well as all expenses incurred to make up for the interruption of production and to reduce further disruptions. Under the settlement agreement, the Company assumes all risk involving the severe weather event on April 14, 2012.  As of September 27, 2012, the insurers had agreed that payment of the claim was due to Spirit.  As the amount of the claim became certain, the Company deemed it appropriate to include the settlement amount in the financial statements for the third quarter.  The Company expects to receive non-refundable payments of the settlement amount (less $105.0 in cash advance payments already received during the second quarter of 2012) from its insurers prior to December 31, 2012.

The condensed consolidated balance sheet for September 27, 2012 includes $129.9 in “Insurance receivable — severe weather event” for the amounts due from the insurers under the terms of the settlement agreement.

For the three months ended September 27, 2012, the Company recorded a net gain of $218.8 under severe weather event, which represents the settlement amount of $234.9 less current period charges of $16.1.  For the nine months ended September 27, 2012, the Company recorded a net gain of $164.3 under severe weather event, which represents the settlement amount of $234.9 less cumulative charges of $70.6.  Future expenditures will be recorded as incurred.  The Company’s estimate of these future expenditures will likely change as the Company evaluates different repair and build-back options.

During the three months and nine months ended September 27, 2012, the Company recorded an impairment charge of $0.2 for certain assets that were destroyed during the severe weather event.  Any future impairment charges are expected to be immaterial.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

4.  New Accounting Pronouncements

As of September 27, 2012, there have been no material changes to our significant accounting policies as described in our 2011 Form 10-K.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (FASB ASU 2012-02).  The amendment in this update permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.  The provisions of FASB ASU 2012-02 are effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. Early adoption is permitted.  The adoption of the provisions of FASB ASU 2012-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

5.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	September 27,	December 31,
	2012	2011
Trade receivables (1)(2)	$501.8	$258.0
Other	17.1	10.6
Less: allowance for doubtful accounts	(4.3)	(1.4)
Accounts receivable, net	$514.6	$267.2

(1)         Includes unbilled receivables of $30.1 and $17.4 at September 27, 2012 and December 31, 2011, respectively.

(2)         Includes $56.7 and $39.7 held in retainage by customers at September 27, 2012 and December 31, 2011, respectively.

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

On May 3, 2012, one of our customers, Hawker Beechcraft, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the bankruptcy filing, the Company reserved the remaining balance of its $3.5 receivable from Hawker.

6.  Inventory

Inventories are summarized as follows:

	September 27,	December 31,
	2012	2011
Raw materials	$260.9	$236.9
Work-in-process	2,097.9	1,800.0
Finished goods	34.7	40.8
Product inventory	2,393.5	2,077.7
Capitalized pre-production	549.5	553.2
Forward loss provision	(574.4)	—
Total inventory, net	$2,368.6	$2,630.9

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Inventories are summarized by platform and costs below:

	September 27, 2012
	Inventory	Capitalized Pre- Production	Deferred Production	Non-Recurring	Forward Loss Provision	Total Inventory, net September 27, 2012

B747	$94.3	$6.9	$23.2	$2.0	(5.1)	$121.3
B787	240.0	196.9	578.5	27.8	(184.0)	859.2
Boeing - All other platforms	423.7	4.7	(36.9)	47.0	—	438.5
A350	140.5	56.9	124.2	39.8	(8.9)	352.5
Airbus - All other platforms	93.5	—	17.4	—	—	110.9
G280	76.8	5.5	77.8	—	(98.8)	61.3
G650	38.0	224.9	274.2	—	(162.5)	374.6
Rolls-Royce(1)	16.9	53.7	44.5	—	(115.1)	—
Sikorsky	—	—	—	7.6	—	7.6
Aftermarket	44.1	—	—	—	—	44.1
Other platforms(2)	(4.9)	—	—	3.5	—	(1.4)
Total	$1,162.9	$549.5	$1,102.9	$127.7	(574.4)	$2,368.6

	December 31, 2011
	Inventory	Capitalized Pre- Production	Deferred Production	Non- Recurring	Total Inventory, net December 31, 2011	Cumulative Forward Loss Provision(4)

B747	$88.8	$5.5	$31.8	$10.8	136.9	$(18.3)
B787	210.3	210.5	533.2	17.1	971.1	—
Boeing - All other platforms	428.2	2.1	6.9	20.5	457.7	—
A350	96.6	36.2	—	41.4	174.2	(3.0)
Airbus - All other platforms	84.0	—	11.5	—	95.5	—
G280	42.9	—	37.2	—	80.1	(177.6)
G650	93.1	240.9	167.1	—	501.1	—
Rolls-Royce(3)	12.1	58.0	25.5	—	95.6	—
Sikorsky	—	—	—	17.5	17.5	(29.0)
Aftermarket	43.1	—	—	—	43.1	—
Other platforms(2)	56.3	—	—	1.8	58.1	—
Total	$1,155.4	$553.2	$813.2	$109.1	2,630.9	$(227.9)

(1)         Forward loss provision of $151.0 recorded in the third quarter of 2012 exceeded the total program inventory balance. The excess of the charge over program inventory is classified as a contract liability of $35.9 which will be reduced as additional inventory is generated. This contract liability is reported in other current liabilities.

(2)         Includes over-applied and under-applied overhead.

(3)         Net of $58.0 reclassification of Rolls-Royce non-recurring inventory to pre-production, to conform to current year presentation.

(4)         Forward loss charges taken through December 31, 2011 were reflected within capitalized pre-production and inventory for the respective programs. The balances of each inventory classification are shown as the net amounts with the forward loss provisions shown only for purposes of comparability.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The following is a roll forward of the capitalized pre-production costs included in the inventory balance at September 27, 2012:

Balance, December 31, 2011(1)	$553.2
Charges to costs and expenses	(32.4)
Capitalized costs	28.7
Balance, September 27, 2012	$549.5

(1)         Net of $58.0 reclassification of Rolls-Royce non-recurring inventory to pre-production, to conform to current year presentation.

The following is a roll forward of the deferred production costs included in the inventory balances at September 27, 2012:

Balance, December 31, 2011	$813.2
Charges to costs and expenses	(160.8)
Capitalized costs	447.9
Exchange rate	2.6
Balance, September 27, 2012	$1,102.9

Significant amortization of capitalized pre-production and deferred production inventory will occur over the following contract blocks:

	Contract Block Quantity	Orders(1)

B747-8	56	81
B787	500	812
A350 XWB	400	558
G280	250	49
G650	350	89
Rolls-Royce	350	75

(1)                   Orders are from the published firm-order backlogs of Airbus and Boeing.  For all other programs, orders represent purchase orders received from OEMs and are not reflective of OEM sales backlog. Orders reported are total block orders, including units delivered.

Current block deliveries are as follows:

Current Block Deliveries

B747-8	48
B787	84
A350 XWB	2
Business/Regional jets (1)	98

(1)                   Excludes Hawker deliveries as the block closed in early 2012.

Contract block quantity is projected to fully absorb the balance of deferred production inventory.  Capitalized pre-production and deferred production inventories are at risk to the extent that we do not achieve the orders in the forecasted blocks, as those categories of inventory are recoverable over future deliveries.  In the case of capitalized pre-production this may be over multiple blocks.  Should orders not materialize in future periods to fulfill the block, potential forward loss charges may be necessary to the extent the final delivered quantity does not absorb deferred inventory costs.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

7.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	September 27,	December 31,
	2012	2011
Land	$17.7	$17.0
Buildings (including improvements)	444.8	431.5
Machinery and equipment	903.1	849.3
Tooling	710.5	665.0
Capitalized software	158.2	118.7
Construction-in-progress	206.6	204.0
Total	2,440.9	2,285.5
Less: accumulated depreciation	(783.9)	(669.8)
Property, plant and equipment, net	$1,657.0	$1,615.7

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $1.9 and $1.7 for the three months ended September 27, 2012 and September 29, 2011, respectively, and $5.8 and $4.7 for the nine months ended September 27, 2012 and September 29, 2011, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs, excluding the impact of the severe weather event, of $27.4 and $26.1 for the three months ended September 27, 2012 and September 29, 2011, respectively, and $74.0 and $77.1 for the nine months ended September 27, 2012 and September 29, 2011, respectively.

We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal-use software.  Depreciation expense related to capitalized software was $4.8 for each of the three month periods ended September 27, 2012 and September 29, 2011, and $13.7 and $14.0 for the nine months ended September 27, 2012 and September 29, 2011, respectively.

Spirit reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with FASB authoritative guidance on accounting for the impairment or disposal of long-lived assets.  Due to charges taken for the three months ended September 27, 2012, we evaluated the long-lived assets at our locations and determined no impairment was necessary.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

8.  Other Assets

Other assets are summarized as follows:

	September 27,	December 31,
	2012	2011
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	28.1	26.8
Total intangible assets	39.8	38.5
Less: Accumulated amortization-patents	(1.2)	(1.1)
Accumulated amortization-favorable leasehold interest	(4.6)	(4.2)
Accumulated amortization-customer relationships	(22.8)	(19.3)
Intangible assets, net	11.2	13.9
Deferred financing
Deferred financing costs	75.3	64.0
Less: Accumulated amortization-deferred financing costs	(48.1)	(35.0)
Deferred financing costs, net	27.2	29.0
Other
Fair value of derivative instruments	—	0.6
Goodwill - Europe	2.9	2.9
Equity in net assets of affiliates	5.0	4.5
Customer supply agreement (1)	39.9	39.8
Other	6.3	5.7
Total	$92.5	$96.4

(1)                  Under an agreement with our customer Airbus, certain payments accounted for as consideration given by the Company to Airbus are being amortized as a reduction to net revenues.

The Company recognized $1.0 and $1.1 of amortization expense of intangibles for the three months ended September 27, 2012 and September 29, 2011, respectively, and $3.1 and $3.2 for the nine months ended September 27, 2012 and September 29, 2011, respectively.

9.  Research and Development Milestones

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

As part of our ongoing participation in the B787-9 program, we received research and development milestone payments of $22.1 and $27.3 for the three month and nine month periods ended September 27, 2012, respectively.  Revenue and cost associated with the performance of the research and development are included in program revenue and costs.  We expect to receive additional payments related to research and development on this program. These additional payments remain un-negotiated as of September 27, 2012.

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

In March 2012, we signed a Memorandum of Agreement with Airbus providing for us to receive advance payments in 2012.  The advance payments will be offset against the recurring price of A350 XWB ship sets invoiced by Spirit at a rate of $1.25 per ship set.  We received $50.0 and $250.0 in the three and nine month periods ended September 27, 2012, respectively.

Deferred revenue/credits.  Deferred revenue/credits generally consist of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables. These payments are classified as deferred revenue/credits when received and recognized as revenue as the production units are delivered.

Advance payments and deferred revenue/credits are summarized by platform as follows:

	September 27,	December 31,
	2012	2011
B737	$21.9	$23.6
B747-8	—	0.2
B787	630.8	629.1
A350 XWB	251.5	22.9
Airbus — All other platforms	7.0	7.4
Gulfstream	30.1	35.6
Other	22.1	9.1
Total advance payments and deferred revenue/credits	$963.4	$727.9

11. Government Grants

We received grants in the form of government funding for a portion of the site construction and other specific capital asset cost at our Kinston, North Carolina and Subang, Malaysia sites.  Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income is being amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. As of September 27, 2012, the value recorded within property, plant and equipment related to the use of grant funds in North Carolina and Malaysia was $147.4 prior to amortization, including foreign exchange rate changes.

Deferred grant income liability consists of the following:

Balance, December 31, 2011	$127.9
Grant income recognized	(4.5)
Exchange rate	1.6
Total deferred grant income liability, September 27, 2012	$125.0

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The asset related to the deferred grant income consists of the following:

Beginning Balance, December 31, 2011	$128.3
Depreciation	(3.8)
Exchange rate	1.6
Total asset value related to deferred grant income, September 27, 2012	$126.1

12.  Fair Value Measurements

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

	Fair Value Measurements
	September 27, 2012			At September 27, 2012 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$151.1	$151.1	$—	$151.1	$—	$—

Interest Rate Swaps	$(4.7)	$—	$(4.7)	$—	$(4.7)	$—

Foreign Currency Hedge Contracts	$0.1	$0.1	$—	$—	$0.1	$—

	Fair Value Measurements
	December 31, 2011			At December 31, 2011 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$75.3	$75.3	$—	$75.3	$—	$—

Interest Rate Swaps	$(4.8)	$—	$(4.8)	$—	$(4.8)	$—

Foreign Currency Hedge Contracts	$(0.4)	$1.2	$(1.6)	$—	$(0.4)	$—

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

	September 27, 2012			December 31, 2011
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$546.0	$553.4	(1)	$561.9	$560.1	(1)
Senior unsecured notes due 2017	295.4	324.8	(1)	294.9	325.5	(1)
Senior unsecured notes due 2020	300.0	330.0	(1)	300.0	317.9	(1)
Malaysian loan	13.9	13.0	(2)	16.1	14.1	(2)
Total	$1,155.3	$1,221.2		$1,172.9	$1,217.6

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

The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of September 27, 2012 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions, which are expected to be able to fully perform under the terms of the agreement.

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

The entire asset classes of the Company, including hedges, are pledged as collateral for both the term loan and the revolving credit facility under the Company’s senior secured credit facility (see Note 15, Debt).

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Interest Rate Swaps

We enter into floating-to-fixed interest rate swap agreements periodically. As of September 27, 2012, the interest rate swap agreements had notional amounts totaling $325.0.

				Effective	Fair Value,
Notional Amount	Expires	Variable Rate	Fixed Rate(1)	Fixed Rate(2)	September 27, 2012
$50	March 2013	1 Month LIBOR	0.72%	N/A	$(0.1)
$50	June 2013	1 Month LIBOR	0.84%	N/A	$(0.2)
$225	July 2014	1 Month LIBOR	1.37%	N/A	$(4.4)
				Total	$(4.7)

(1)           The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2)           As of September 27, 2012 the interest rate swaps are no longer effective and therefore the effective fixed rate is not applicable.

The purpose of entering into these swaps was to reduce the Company’s exposure to variable interest rates. The interest rate swaps settle on a monthly basis when interest payments are made. These settlements occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of ($4.7) at September 27, 2012 and ($4.8) at December 31, 2011.

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

We use foreign currency hedge contracts to reduce our exposure to currency exchange rate fluctuations, which include hedging contracts to hedge U.S. dollar revenue from certain customers.  The objective of these contracts is to minimize the impact of currency exchange rate movements on our operating results. The hedges are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. Gains and losses from these cash flow hedges are recorded to other comprehensive income until the underlying transaction for which the hedge was placed occurs and then the value in other comprehensive income is reclassified to earnings. The exception to the aforementioned treatment of realized gains/losses involves certain cash payments to Airbus, payable in British pounds sterling which were hedged, and this amount in other comprehensive income was reclassified into other assets when the underlying transaction occurred and will be amortized over the first A350 XWB contract block. The fair value of the forward contracts was a net asset of less than $0.1 as of September 27, 2012.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Notional Amount

	September 27, 2012		December 31, 2011
Year	USD Buy/(Sell)	Foreign Buy/(Sell)	USD Buy/(Sell)	Foreign Buy/(Sell)
2012	$(1.1)	£0.7	$(9.0)	£5.6
2013	—	—	—	(0.1)
	$(1.1)	£0.7	$(9.0)	£5.5

The following table summarizes the Company’s fair value of outstanding derivatives at September 27, 2012 and December 31, 2011:

	Fair Values of Derivative Instruments
	Other Asset Derivatives		Other Liability Derivatives
	September 27, 2012	December 31, 2011	September 27, 2012	December 31, 2011
Derivatives designated as hedging instruments
Interest rate swaps
Current	$—	$—	$3.0	$2.4
Non-current	—	—	1.7	2.4
Foreign currency hedge contracts
Current	0.1	—	—	0.2
Non-current	—	—	—	—
Total derivatives designated as hedging instruments	0.1	—	4.7	5.0
Derivatives not designated as hedging instruments
Foreign currency hedge contracts
Current	—	0.6	—	0.7
Non-current	—	0.6	—	0.7
Total derivatives not designated as hedging instruments	—	1.2	—	1.4
Total derivatives	$0.1	$1.2	$4.7	$6.4

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The impact on other comprehensive income (“OCI”) and earnings from cash flow hedges for the three and for the nine months ended September 27, 2012 and September 29, 2011 was as follows:

Derivatives in	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)		Location of (Gain) or Loss Reclassified from	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow	For the Three Months Ended		Accumulated OCI	For the Three Months Ended		and Amount Excluded	For the Three Months Ended
Hedging Relationships	September 27, 2012	September 29, 2011	into Income (Effective Portion)	September 27, 2012	September 29, 2011	from Effectiveness Testing)	September 27, 2012	September 29, 2011

Interest rate swaps	$—	$(2.6)	Interest expense	$—	$1.2	Other (income)/expense	$—	$—
Foreign currency hedge contracts	0.1	(0.3)	Sales/Revenue	(0.1)	—	Other (income)/expense	—	—
Total	$0.1	$(2.9)		$(0.1)	$1.2		$—	$—

Derivatives in	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)		Location of (Gain) or Loss Reclassified from	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow	For the Nine Months Ended		Accumulated OCI	For the Nine Months Ended		and Amount Excluded	For the Nine Months Ended
Hedging Relationships	September 27, 2012	September 29, 2011	into Income (Effective Portion)	September 27, 2012	September 29, 2011	from Effectiveness Testing)	September 27, 2012	September 29, 2011

Interest rate swaps	$(0.9)	$(4.2)	Interest expense	$3.1	$7.6	Other (income)/expense	$—	$—
Foreign currency hedge contracts	0.1	0.5	Sales/Revenue	—	0.1	Other (income)/expense	—	—
Total	$(0.8)	$(3.7)		$3.1	$7.7		$—	$—

The impact on earnings from interest rate swaps that are no longer effective was a loss of ($0.9) for the nine months ended September 27, 2012 and zero for nine months ended September 29, 2011.

The impact on earnings from foreign currency hedge contracts that do not qualify as cash flow hedges was $0.2 income for the nine months ended September 27, 2012 and not material for nine months ended September 29, 2011.

Gains and losses accumulated in OCI for interest rate swaps are reclassified into earnings as each interest rate period is reset. During the next twelve months, the Company estimates that a loss of ($0.8) will be reclassified from OCI, net of tax, as a charge to earnings from interest rate swaps. Interest rate swaps are placed for a period of time not to exceed the maturity of the Company’s senior secured term loan. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

14.  Investments

The amortized cost and approximate fair value of held-to-maturity securities are as follows:

	September 27, 2012		December 31, 2011
	Current	Noncurrent	Current	Noncurrent
Government and Corporate Debt Securities
Amortized cost	$0.6	$2.9	$0.4	$3.1
Unrealized gains	—	0.1	—	—
Unrealized losses	—	—	—	(0.1)
Fair value	$0.6	$3.0	$0.4	$3.0

Maturities of held-to-maturity securities at September 27, 2012 are as follows:

	Amortized Cost	Approximate Fair Value
Within One Year	$0.6	$0.6
One to Five Years	1.8	1.9
Five to Ten Years	0.2	0.2
After Ten Years	0.9	0.9
Total	$3.5	$3.6

At September 27, 2012 and December 31, 2011, the fair value of certain investments in debt and marketable securities are less than their historical cost.  Total fair value of these investments was $0.5 and $1.8, respectively, for the periods then ended, which is approximately 13% and 53%, respectively, of the Company’s held-to-maturity investment portfolio.  These declines primarily resulted from decreases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.

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

15.  Debt

Total debt shown on the balance sheet is comprised of the following:

	September 27,	December 31,
	2012	2011
Senior secured term loan (short and long-term)	$546.0	$561.9
Senior notes (due 2017 and 2020)	595.4	594.9
Malaysian term loan	13.9	16.1
Present value of capital lease obligations	16.4	15.2
Other	7.4	12.8
Total	$1,179.1	$1,200.9

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Senior Secured Term Loan

On April 18, 2012, Spirit entered into a $1.2 billion senior secured Credit Agreement (the “Credit Agreement”) consisting of a $650.0 revolving credit facility and a $550.0 term loan B facility.  The Credit Agreement refinanced and replaced the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended.  Proceeds of the new term loan were used to pay off outstanding amounts under the prior credit agreement.  The revolving credit facility matures April 18, 2017 and bears interest, at Spirit’s option, at either LIBOR, or a defined “base rate” plus an applicable margin based on Spirit’s debt-to-EBITDA ratio (see table below).  The term loan matures April 18, 2019 and bears interest, at Spirit’s option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit’s secured debt-to-EBITDA ratio is below 1:1 at any time after 2012.  Substantially all of Spirit’s assets, including inventory and property, plant and equipment, were pledged as collateral for both the term loan and the revolving credit facility.  As of September 27, 2012, the outstanding balance of the term loan was $548.6.  As of December 31, 2011, the outstanding balance of the old term loan, which was repaid upon closing of the new credit facilities, was $561.9.  As of September 27, 2012 the carrying amount of the term loan was $546.0.  The amount outstanding under the revolving credit facility was zero as of September 27, 2012.  The amount outstanding under the old revolving credit facility was zero as of December 31, 2011.  As of September 27, 2012, there were $19.9 of letters of credit outstanding under the revolving credit facility.  The Company recorded a charge of $9.5 in the second quarter of 2012 for unamortized deferred financing fees as a result of extinguishment of the debt under the prior credit agreement.

In addition to paying interest on outstanding principal under the Credit Agreement, Spirit is required to pay an unused line fee on the unused portion of the commitments under the revolving credit facility based on Spirit’s debt-to-EBITDA ratio (see table below). Spirit is required to pay letter of credit fees equal to the applicable margin for LIBOR rate revolving credit borrowings with respect to letters of credit issued under the revolving credit facility (see table below).  Spirit is also required to pay to the issuing banks that issue any letters of credit, letter of credit fronting fees in respect of letters of credit at a rate equal to twenty basis points per year, and to the administrative agent thereunder customary administrative fees.

Pricing Tier	Debt-to-EBITDA Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Rate Loans	Base Rate Loans
1	> 3.0:1	0.450%	2.50%	2.50%	1.50%
2	< 3.0:1 but > 2.25:1	0.375%	2.25%	2.25%	1.25%
3	< 2.25:1 but > 1.75:1	0.300%	2.00%	2.00%	1.00%
4	< 1.75:1	0.250%	1.75%	1.75%	0.75%

At September 27, 2012, the Company’s debt-to-EBITDA ratio was 4.65:1.0, resulting in applicable margins under the revolving credit facility, which will go into effect upon delivery of a quarterly compliance certificate, of 2.5% and 1.5% on Eurodollar and base rate loans, respectively, and commitment fees on the undrawn portion of the revolving credit facility and letter of credit fees of 0.45% and 2.5%, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements.  The Credit Agreement also contained the following financial covenants (as defined in the Credit Agreement):

Senior Secured Leverage Ratio	Shall not exceed 2.75:1.0
Interest Coverage Ratio	Shall not be less than 4.0:1.0
Total Leverage Ratio	Shall not exceed 4.0:1.0

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

To address the charges in the third quarter, the Company amended the Credit Agreement effective October 26, 2012. The amendment resulted in a revision of the financial covenant ratios. No event of default has occurred and the Company is in full compliance for its third quarter 2012 compliance certification. The amended ratios are illustrated in the table below:

	Q3 2012	Q4 2012	Q1 2013	Q2 2013	Thereafter
Senior Secured Leverage Ratio (Shall not exceed)	3.25	3.25	3.25	2.75	2.75
Interest Coverage Ratio (Shall not be less than)	2.25	2.25	2.25	3.00	4.00
Total Leverage Ratio (Shall not exceed)	6.00	6.00	6.00	4.75	4.00

Additionally, the amendment increased the time the Company has to apply the proceeds from the insurance settlement in connection with the severe weather event against expenses resulting from the event from 12 months to 24 months before the proceeds may be considered eligible for prepayment against the senior secured credit facility.

Senior Notes

On November 18, 2010, we issued $300.0 aggregate of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.  The carrying value of the 2020 Notes was $300.0 as of September 27, 2012.

On September 30, 2009, we issued $300.0 of 7.50% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable, in cash in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $295.4 as of September 27, 2012.

As of September 27, 2012, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes for the foreseeable future.

Malaysian Term Loan

On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia (“RM”) 69.2 (approximately USD $20.0 equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM 3.3 (approximately USD $1.0) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum.  The Malaysia Facility loan balance as of September 27, 2012 was $13.9.

French Factory

On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of an aerospace-related component assembly plant in Saint-Nazaire, France.  Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of September 27, 2012, the Saint-Nazaire capital lease balance was $10.7.

Nashville Design Center

On September 21, 2012, the Company entered into a capital lease agreement for $2.6 million for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components.  Lease payments are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Nine Months Ended
Components of Net Periodic Pension Income	September 27, 2012	September 29, 2011	September 27, 2012	September 29, 2011
Service cost	$1.7	$1.5	$5.0	$4.3
Interest cost	11.3	11.1	33.9	33.3
Expected return on plan assets	(18.7)	(16.8)	(56.1)	(50.4)
Amortization of net (gain)/loss	1.4	(0.1)	4.2	(0.2)
Net periodic pension income	$(4.3)	$(4.3)	$(13.0)	$(13.0)

	Other Benefits
	For the Three Months Ended		For the Nine Months Ended
Components of Other Benefit Expense	September 27, 2012	September 29, 2011	September 27, 2012	September 29, 2011
Service cost	$0.8	$0.7	$2.5	$2.2
Interest cost	0.9	0.9	2.6	2.8
Amortization of net (gain)/loss	0.3	0.3	0.9	0.6
Net periodic other benefit expense	$2.0	$1.9	$6.0	$5.6

Employer Contributions

We expect to contribute zero dollars to the U.S. qualified pension plan and less than $0.7 to both the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2012.  Our projected contributions to the U.K. pension plan for 2012 are $9.0, of which $6.6 was contributed by the end of the third quarter of 2012.  We anticipate contributing the additional $2.4 to the U.K. pension plan during the remainder of 2012.  The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.

17.  Stock Compensation

Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.

For the three months ended September 27, 2012, Holdings recognized a net total of $3.4 of stock compensation expense, which is net of stock forfeitures, as compared to $3.4 of stock compensation expense, net of forfeitures, for the three months ended September 29, 2011.  The entire $3.4 of stock compensation expense recorded for the three months ended September 27, 2012 was recorded as selling, general and administrative expense in accordance with FASB authoritative guidance. The entire $3.4 of stock compensation expense recorded for the three months ended September 29, 2011 was recorded as selling, general and administrative expense.

For the nine months ended September 27, 2012, the Company recognized a total of $12.0 of stock compensation expense, net of forfeitures, as compared to $8.6 of stock compensation expense, net of forfeitures, recognized for the nine months ended September 29, 2011. Of the total $12.0 of stock compensation expense recorded for the nine months ended September 27, 2012, in accordance with FASB authoritative guidance, $2.1 was charged directly to cost of sales and $9.8 was recorded as selling, general and administrative expense, which includes $0.9 of accelerated vesting expense for participants meeting the conditions for “Qualifying

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Retirement” under the Short-Term Incentive Plan or “STIP” as set out in the Proxy Statement for our 2012 annual meeting of stockholders. Of the $8.6 of stock compensation expense recorded for the nine months ended September 29, 2011, less than $0.1 was charged directly to cost of sales, $8.5 was recorded as selling, general and administrative expense, and the remaining $0.1 was capitalized in inventory and is recognized through cost of sales in accordance with FASB authoritative guidance.

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

In May 2012, 618,804 shares of Class A common stock with an aggregate grant date fair value of $15.3 were granted under the Company’s Long-Term Incentive Plan and such shares will vest annually in three equal installments beginning on the two-year anniversary of the grant date.  Under the Company’s Board of Director’s Stock Plan, 29,271 shares of Class A common stock with an aggregate grant date fair value of $0.7 were granted during the second quarter, and such shares will vest on the one-year anniversary of the grant date.  Additionally, 421,088 shares of Class A common stock with an aggregate grant date fair value of $7.8 awarded under the Company’s Long-Term Incentive Plan and 27,063 shares of Class A common stock with an aggregate grant date fair value of $0.6 awarded under the Board of Directors Stock Plan vested during the second quarter of 2012.

On June 22, 2012, 92,250 shares of Class A common stock with an aggregate grant date fair value of $2.2 were granted to members of the UAW union pursuant to performance improvements provided for in the 2010 ten-year labor contract.  The shares vested immediately upon issuance.

18. Income Taxes

The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax assets at September 27, 2012 and December 31, 2011 were $200.5 and $102.1, respectively. This increase is primarily due to a majority of the long-term contract forward losses not currently deductible for tax purposes.

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

However, the Company has determined that a calculation of an annual effective tax rate would not represent a reliable estimate due to the sensitivity of the annual effective tax rate estimate to even minimal changes to forecasted fourth quarter pre-tax earnings. Under the discrete method, the Company determines the tax expense based upon actual results as if the interim period were an annual period.  The discrete method was used for our U.S. pre-tax income and an annual effective rate was used for our international pre-tax income.

The 60.8% effective tax rate for the nine months ended September 27, 2012 differs from the 31.0% effective tax rate for the same period in 2011 primarily due to a corresponding tax benefit from current period losses combined with our permanent differences and income tax credits.

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

We are participating in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program for our 2011, 2012 and 2013 tax years.  The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  HM Revenue & Customs is currently examining our 2009 U.K. income tax return.  While a change could result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

19.  Equity

Earnings per Share Calculation

Basic net (loss) income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net (loss) income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	September 27, 2012			September 29, 2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS

(Loss) income available to common shareholders	$(132.2)	140.1	$(0.94)	$66.2	139.4	$0.48

(Loss) income allocated to participating securities	(2.2)	2.3		1.1	2.3
Net (loss) income	$(134.4)			$67.3

Diluted potential common shares		—			0.5
Diluted EPS
Net (loss) income	$(134.4)	140.1	$(0.94)	$67.3	142.2	$0.47

	For the Nine Months Ended
	September 27, 2012			September 29, 2011
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS

(Loss) income available to common shareholders	$(25.5)	139.8	$(0.18)	$129.7	139.1	$0.93

(Loss) income allocated to participating securities	(0.4)	2.3		2.3	2.4
Net (loss) income	$(25.9)			$132.0

Diluted potential common shares		—			0.8
Diluted EPS
Net (loss) income	$(25.9)	139.8	$(0.18)	$132.0	142.3	$0.93

The balance of outstanding common shares presented in the consolidated statement of shareholders’ equity was 143.7 million and 142.9 million at September 27, 2012 and September 29, 2011, respectively. Included in the outstanding common shares at each of

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

such dates were 2.7 million issued but unvested shares, which are excluded from the basic EPS calculation. For the nine months ended September 27, 2012, 0.5 million shares are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. These securities could be dilutive in future periods.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	September 27, 2012	December 31, 2011

Interest rate swaps	$(1.8)	$(2.8)
Foreign currency hedges	—	(0.1)
Pension	(91.5)	(91.5)
SERP/ Retiree medical	(12.0)	(12.7)
Foreign currency impact on long term intercompany loan	(3.5)	(5.7)
Currency translation adjustment	(7.6)	(13.4)
Total accumulated other comprehensive loss	$(116.4)	$(126.2)

Noncontrolling Interest

Noncontrolling interest at September 27, 2012 remained unchanged from the prior year at $0.5.

20.  Related Party Transactions

On March 26, 2007, Hawker Beechcraft, Inc. (“Hawker”), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. The Company’s Prestwick facility provided wing components for the Hawker 800 Series manufactured by Hawker. For the three months ended September 27, 2012 and September 29, 2011, sales to Hawker were zero and $2.7, respectively, and for the nine months ended September 27, 2012 and September 29, 2011 sales to Hawker were $1.2 and $7.2, respectively.  Receivables due from Hawker were $3.5 as of September 27, 2012, net of a $0.3 receivable write-off.

On May 3, 2012, Hawker filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the bankruptcy filing, the Company reserved the remaining balance of Spirit’s $3.5 receivable from Hawker.

The Company paid less than $0.1 to a subsidiary of Onex for services rendered for each of the three month periods ended September 27, 2012 and September 29, 2011 and $0.2 for each of the nine month periods ended September 27, 2012 and September 29, 2011. Management believes the amounts charged were reasonable in relation to the services provided.

The spouse of one of the Company’s executives who retired in 2011 is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $0.6 and $1.5 to the firm for the three and nine month periods ended September 29, 2011, respectively.

An executive of the Company is a member of the Board of Directors of Rockwell Collins, Inc., a supplier of manufacturing parts to the Company.  Under the commercial terms of the arrangement with the supplier, Spirit paid less than $0.1 for each of the three and nine month periods ended September 27, 2012 and September 29, 2011.  The amounts owed to Rockwell Collins and recorded as accrued liabilities were less than $0.1 as of September 27, 2012.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

21.  Commitments, Contingencies and Guarantees

Litigation

From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at September 27, 2012 or December 31, 2011 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

In December 2005, a lawsuit was filed against Spirit, Onex and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than 1.5 billion dollars in punitive damages. The asset purchase agreement from the Boeing Acquisition requires Spirit to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita, which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. On June 30, 2010, the U.S. District Court granted defendants’ dispositive motions, finding that the case should not be allowed to proceed as a class action.  Following plaintiffs’ appeal, on August 27, 2012 the Tenth Circuit Court of Appeals affirmed the District Court’s ruling in all respects.  In the event this litigation continues, the Company intends to continue to vigorously defend itself. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants include Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with Boeing and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income Security Act and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification. The sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs initially sought a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. Discovery is now complete and currently pending is a motion filed jointly by plaintiffs and Spirit on September 25, 2012, to dismiss all claims against Spirit with prejudice. Plaintiffs’ claims against Boeing entities are not subject to the motion and will remain pending in the litigation. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the asset purchase agreement from the Boeing Acquisition between Boeing and Spirit. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

Guarantees

Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of both September 27, 2012 and December 31, 2011, outstanding letters of credit were $19.9. Outstanding guarantees were $26.2 and $26.6 at September 27, 2012 and December 31, 2011, respectively.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The following is a roll forward of the service warranty and extraordinary rework balance at September 27, 2012:

Balance, December 31, 2011	$19.6
Charges to costs and expenses	8.3
Exchange rate	0.2
Balance, September 27, 2012	$28.1

22.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2012	2011	2012	2011
KDFA bond	$1.0	$1.1	$3.4	$3.2
Rental and miscellaneous (expense)	(2.9)	(1.1)	(6.2)	(0.9)
Foreign currency gains (loss)	6.0	(1.6)	6.2	(2.3)
Total	$4.1	$(1.6)	$3.4	$—

Foreign currency gains (loss) are due to the impact of movement in foreign currency exchange rates on trade and intercompany receivables/payables and other long-term contractual rights/obligations denominated in a currency other than the entity’s functional currency.

23. Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 92% of the Company’s net revenues for the nine months ended September 27, 2012 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses, unallocated impact of severe weather event, unallocated research and development and unallocated cost of sales. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins. Unallocated impact of severe weather event includes property repairs, clean up and recovery costs related to the April 14, 2012 tornado at the Company’s Wichita facility. Unallocated research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment. Unallocated cost of sales includes general costs not directly attributable to segment operations, such as early retirement and other incentives. All of these unallocated items are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.

The Company’s Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer), as well as related spares and maintenance, repairs and overhaul. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina. The Fuselage Systems segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The following table shows segment revenues and operating income for the three and nine months ended September 27, 2012 and September 29, 2011:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2012	2011	2012	2011

Segment Revenues
Fuselage Systems (1)	$660.4	$541.6	$1,910.4	$1,842.7
Propulsion Systems	357.6	309.1	1,052.8	899.8
Wing Systems (1)	344.6	276.8	999.8	894.2
All Other	2.7	2.2	9.1	8.2
	$1,365.3	$1,129.7	$3,972.1	$3,644.9
Segment Operating Income (Loss)
Fuselage Systems (1)(2)	$113.7	$79.6	$294.7	$221.7
Propulsion Systems (3)	(96.9)	52.8	16.8	141.8
Wing Systems (1)(4)	(406.7)	22.6	(358.7)	8.8
All Other	0.2	1.3	1.2	1.8
	(389.7)	156.3	(46.0)	374.1
Unallocated corporate SG&A	(38.6)	(35.1)	(112.6)	(107.8)
Unallocated impact of severe weather event(5)	218.8	—	164.3	—
Unallocated research and development	(1.0)	(0.7)	(3.4)	(1.7)
Unallocated cost of sales(6)	—	—	(8.0)	(10.9)
Total operating income (loss)	$(210.5)	$120.5	$(5.7)	$253.7

(1)         Includes recognition of deferred revenue associated with the amendment to the B787 supply agreement entered into with Boeing in May 2011 (the “B787 Amendment”) in the second quarter of 2011.

(2)         Inclusive of $10.0 and $38.2 forward-loss recorded on our Sikorsky CH-53K helicopter program in the three and nine months ended September 29, 2011, respectively.

(3)         Inclusive of forward loss charges of $151.0 recorded on our Rolls-Royce program in the three and nine months ended September 27, 2012.

(4)         Inclusive of forward loss charges recorded in the three and nine months ended September 27, 2012 of $184.0 for the B787 wing program and $162.5 for the G650 wing program. Also inclusive of forward loss charges recorded in the three and nine months ended September 27, 2012, respectively, of $88.1 and $98.8 for the G280 wing program, $2.4 and $8.9 for the A350 XWB non-recurring wing contract and $2.4 and $5.1 for the B747-8 wing program. The nine months ended September 30, 2011 include a $53.3 forward loss charge recorded on the G280 wing program.

(5)         Includes gains resulting from insurance settlement net of cost incurred related to the April 14, 2012 tornado.

(6)         Includes charges in the second quarter of 2012 of $3.6 related to asset impairments, $2.2 related to stock incentives for certain UAW-represented employees and $2.1 in early retirement incentives to eligible employees and charges in the second quarter of 2011 of $9.0 due to a change in estimate to increase warranty and extraordinary rework reserves and $1.8 in early retirement incentives elected by eligible UAW-represented employees.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 27, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net Revenues	$—	$1,262.7	$27.8	$126.1	$(51.3)	$1,365.3
Operating costs and expenses
Cost of sales	—	1,659.4	25.9	112.8	(51.4)	1,746.7
Selling, general and administrative	0.8	33.6	0.8	5.4	—	40.6
Impact from severe weather event	—	(218.8)	—	—	—	(218.8)
Research and development	—	6.9	—	0.4	—	7.3
Total operating costs and expenses	0.8	1,481.1	26.7	118.6	(51.4)	1,575.8
Operating (loss) income	(0.8)	(218.4)	1.1	7.5	0.1	(210.5)
Interest expense and financing fee amortization	—	(16.0)	—	(2.6)	2.4	(16.2)
Interest income	—	2.4	—	—	(2.4)	—
Other income (expense), net	—	(1.9)	—	6.0	—	4.1
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(0.8)	(233.9)	1.1	10.9	0.1	(222.6)
Income tax benefit (provision)	0.6	89.7	(0.4)	(1.6)	—	88.3
(Loss) income before equity in net (loss) income of affiliates and subsidiaries	(0.2)	(144.2)	0.7	9.3	0.1	(134.3)
Equity in net (loss) income of affiliates	(0.1)	(0.2)	—	0.2	—	(0.1)
Equity in net (loss) income of subsidiaries	(134.1)	10.1	—	—	124.0	—
Net (loss) income	(134.4)	(134.3)	0.7	9.5	124.1	(134.4)
Other comprehensive (loss) income	8.4	0.3	—	8.1	(8.4)	8.4
Comprehensive (loss) income	$(126.0)	$(134.0)	$0.7	$17.6	$115.7	$(126.0)

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 29, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net Revenues	$—	$1,014.6	$9.4	$130.2	$(24.5)	$1,129.7
Operating costs and expenses
Cost of sales	—	859.3	7.3	120.9	(24.5)	963.0
Selling, general and administrative	1.9	31.1	0.5	4.9	—	38.4
Research and development	—	7.6	—	0.2	—	7.8
Total operating costs and expenses	1.9	898.0	7.8	126.0	(24.5)	1,009.2
Operating (loss) income	(1.9)	116.6	1.6	4.2	—	120.5
Interest expense and financing fee amortization	—	(18.6)	—	(1.9)	1.5	(19.0)
Interest income	—	1.5	—	—	(1.5)	—
Other income (expense), net	—	1.1	—	(2.7)	—	(1.6)
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(1.9)	100.6	1.6	(0.4)	—	99.9
Income tax benefit (provision)	1.0	(29.0)	(0.6)	(3.8)	—	(32.4)
(Loss) income before equity in net (loss) income of affiliates and subsidiaries	(0.9)	71.6	1.0	(4.2)	—	67.5
Equity in net (loss) income of affiliates	(0.2)	(0.3)	—	0.1	0.2	(0.2)
Equity in net (loss) income of subsidiaries	68.4	3.7	—	—	(72.1)	—
Net (loss) income	67.3	75.0	1.0	(4.1)	(71.9)	67.3
Other comprehensive (loss) income	(6.5)	(1.7)	—	(4.8)	6.5	(6.5)
Comprehensive (loss) income	$60.8	$73.3	$1.0	$(8.9)	$(65.4)	$60.8

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 27, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net Revenues	$—	$3,636.1	$89.3	$399.3	$(152.6)	$3,972.1
Operating costs and expenses
Cost of sales	—	3,708.4	80.3	358.6	(152.7)	3,994.6
Selling, general and administrative	2.9	105.8	1.8	15.4	—	125.9
Impact from severe weather event	—	(164.3)	—	—	—	(164.3)
Research and development	—	20.7	—	0.9	—	21.6
Total operating costs and expenses	2.9	3,670.6	82.1	374.9	(152.7)	3,977.8
Operating (loss) income	(2.9)	(34.5)	7.2	24.4	0.1	(5.7)
Interest expense and financing fee amortization	—	(61.8)	—	(7.3)	6.5	(62.6)
Interest income	—	6.6	—	—	(6.5)	0.1
Other income, net	—	0.2	—	3.2	—	3.4
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(2.9)	(89.5)	7.2	20.3	0.1	(64.8)
Income tax benefit (provision)	1.4	43.7	(2.7)	(3.0)	—	39.4
(Loss) income before equity in net (loss) income of affiliates and subsidiaries	(1.5)	(45.8)	4.5	17.3	0.1	(25.4)
Equity in net (loss) income of affiliates	(0.5)	(0.8)	—	0.4	0.4	(0.5)
Equity in net (loss) income of subsidiaries	(23.9)	21.9	—	—	2.0	—
Net (loss) income	(25.9)	(24.7)	4.5	17.7	2.5	(25.9)
Other comprehensive (loss) income	9.8	1.7	—	8.1	(9.8)	9.8
Comprehensive (loss) income	$(16.1)	$(23.0)	$4.5	$25.8	$(7.3)	$(16.1)

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 29, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net Revenues	$—	$3,320.3	$21.3	$376.5	$(73.2)	$3,644.9
Operating costs and expenses
Cost of sales	—	2,953.6	16.8	348.4	(73.2)	3,245.6
Selling, general and administrative	4.1	98.1	1.9	14.4	—	118.5
Research and development	—	26.6	—	0.5	—	27.1
Total operating costs and expenses	4.1	3,078.3	18.7	363.3	(73.2)	3,391.2
Operating (loss) income	(4.1)	242.0	2.6	13.2	—	253.7
Interest expense and financing fee amortization	—	(60.6)	—	(5.0)	4.0	(61.6)
Interest income	—	4.2	—	—	(4.0)	0.2
Other income (expense), net	—	3.2	—	(3.2)	—	—
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(4.1)	188.8	2.6	5.0	—	192.3
Income tax benefit (provision)	1.8	(57.5)	(1.0)	(2.9)	—	(59.6)
(Loss) income before equity in net (loss) income of affiliates and subsidiaries	(2.3)	131.3	1.6	2.1	—	132.7
Equity in net (loss) income of affiliates	(0.7)	(0.4)	—	(0.3)	0.7	(0.7)
Equity in net (loss) income of subsidiaries	135.0	3.7	—	—	(138.7)	—
Net (loss) income	132.0	134.6	1.6	1.8	(138.0)	132.0
Other comprehensive (loss) income	2.8	1.6	—	1.2	(2.8)	2.8
Comprehensive (loss) income	$134.8	$136.2	$1.6	$3.0	$(140.8)	$134.8

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet

September 27, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$177.7	$—	$44.0	$—	$221.7
Accounts receivable, net	—	596.1	4.1	129.3	(214.9)	514.6
Insurance receivable - severe weather event	—	129.9	—	—	—	129.9
Inventory, net	—	1,969.2	160.1	239.3	—	2,368.6
Deferred tax asset-current	—	62.1	—	—	—	62.1
Other current assets	—	41.8	(0.1)	2.0	—	43.7
Total current assets	—	2,976.8	164.1	414.6	(214.9)	3,340.6
Property, plant and equipment, net	—	1,180.1	293.0	183.9	—	1,657.0
Pension assets	—	135.9	—	2.4	—	138.3
Investment in subsidiary	1,010.4	279.8	—	—	(1,290.2)	—
Equity in net assets of subsidiaries	951.3	35.9	—	—	(987.2)	—
Deferred tax asset- non-current, net	—	144.5	—	0.6	—	145.1
Other assets	—	386.5	80.0	28.5	(402.5)	92.5
Total assets	$1,961.7	$5,139.5	$537.1	$630.0	$(2894.8)	$5,373.5
Current liabilities
Accounts payable	$—	$583.4	$147.6	$136.5	$(214.9)	$652.6
Accrued expenses	—	194.4	1.8	17.0	—	213.2
Profit sharing	—	22.7	—	2.4	—	25.1
Current portion of long-term debt	—	7.1	—	3.6	—	10.7
Advance payments, short-term	—	62.3	—	—	—	62.3
Deferred revenue, short-term	—	21.5	—	1.7	—	23.2
Deferred grant income liability - current	—	—	5.7	1.2	—	6.9
Other current liabilities	—	39.6	—	3.6	—	43.2
Total current liabilities	—	931.0	155.1	166.0	(214.9)	1,037.2
Long-term debt	—	1,145.5	80.0	265.5	(322.5)	1,168.4
Advance payments, long-term	—	846.1	—	—	—	846.1
Pension/OPEB obligation	—	89.2	—	—	—	89.2
Deferred grant income liability - non-current	—	—	84.6	33.5	—	118.1
Deferred revenue and other deferred credits	—	21.7	—	10.0	—	31.8
Other liabilities	—	181.5	—	19.5	(80.0)	121.0
Total equity	1,961.7	1,924.5	217.4	135.5	(2,277.4)	1,961.7
Total liabilities and shareholders’ equity	$1,961.7	$5,139.5	$537.1	$630.0	$(2,894.8)	$5,373.5

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet

December 31, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$106.7	$—	$71.1	$—	$177.8
Accounts receivable, net	—	318.8	8.9	130.7	(191.2)	267.2
Insurance receivable - severe weather event	—	—	—	—	—	—
Inventory, net	—	2,354.8	113.8	162.3	—	2,630.9
Deferred tax asset-current	—	52.2	—	—	—	52.2
Other current assets	—	25.5	—	2.2	—	27.7
Total current assets	—	2,858.0	122.7	366.3	(191.2)	3,155.8
Property, plant and equipment, net	—	1,118.3	319.2	178.2	—	1,615.7
Pension assets	—	118.3	—	0.5	—	118.8
Investment in subsidiary	997.3	279.9	—	—	(1,277.2)	—
Equity in net assets of subsidiaries	967.4	12.5	—	—	(979.9)	—
Deferred tax asset- non-current, net	—	55.0	—	0.7	—	55.7
Other assets	—	333.6	80.0	30.3	(347.5)	96.4
Total assets	$1,964.7	$4,775.6	$521.9	$576.0	$(2,795.8)	$5,042.4
Current liabilities
Accounts payable	$—	$477.0	$129.3	$144.3	$(191.2)	$559.4
Accrued expenses	—	167.5	0.3	33.0	—	200.8
Profit sharing	—	21.6	—	1.9	—	23.5
Current portion of long-term debt	—	39.8	5.6	3.5	—	48.9
Advance payments, short-term	—	8.8	—	—	—	8.8
Deferred revenue, short-term	—	27.2	—	1.3	—	28.5
Deferred grant income liability - current	—	—	4.9	1.2	—	6.1
Other current liabilities	—	32.9	—	4.6	—	37.5
Total current liabilities	—	774.8	140.1	189.8	(191.2)	913.5
Long-term debt	—	1,126.2	80.0	213.3	(267.5)	1,152.0
Advance payments, long-term	—	655.9	—	—	—	655.9
Pension/OPEB obligation	—	84.2	—	—	—	84.2
Deferred grant income liability - non-current	—	—	88.9	32.9	—	121.8
Deferred revenue and other deferred credits	—	24.0	—	10.7	—	34.7
Other liabilities	—	175.9	—	19.7	(80.0)	115.6
Total equity	1,964.7	1,934.6	212.9	109.6	(2,257.1)	1,964.7
Total liabilities and shareholders’ equity	$1,964.7	$4,775.6	$521.9	$576.0	$(2,795.8)	$5,042.4

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 27, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$(25.9)	$293.9	$3.2	$(61.6)	$25.9	$235.5
Investing activities
Purchase of property, plant and equipment	—	(140.1)	(3.2)	(20.2)	—	(163.5)
Purchase of property, plant and equipment - severe weather event	—	(7.0)	—	—	—	(7.0)
Insurance proceeds for investing purposes - severe weather event	—	7.0	—	—	—	7.0
Proceeds from sale of assets	—	0.1	—	1.2	—	1.3
Equity in net assets of subsidiaries	25.9	—	—	—	(25.9)	—
Other	—	(1.0)	—	(0.2)	—	(1.2)
Net cash provided by (used in) investing activities	25.9	(141.0)	(3.2)	(19.2)	(25.9)	(163.4)
Financing activities
Proceeds from revolving credit facility	—	170.0	—	—	—	170.0
Payments on revolving credit facility	—	(170.0)	—	—	—	(170.0)
Proceeds from issuance of debt	—	547.3	—	—	—	547.3
Principal payments of debt	—	(564.1)	—	(2.9)	—	(567.0)
Collection on (repayment of) intercompany debt	—	(55.0)	—	55.0	—	—
Debt issuance and financing costs	—	(11.3)	—	—	—	(11.3)
Excess tax benefits from share-based payment arrangements	—	1.2	—	—	—	1.2
Net cash provided by (used in) financing activities	—	(81.9)	—	52.1	—	(29.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.6	—	1.6
Net increase (decrease) in cash and cash equivalents for the period	—	71.0	—	(27.1)	—	43.9
Cash and cash equivalents, beginning of period	—	106.7	—	71.1	—	177.8
Cash and cash equivalents, end of period	$—	$177.7	$—	$44.0	$—	$221.7

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 29, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Operating activities
Net cash provided by (used in) operating activities	$132.0	$(162.6)	$26.9	$(40.1)	$(132.0)	$(175.8)
Investing activities
Purchase of property, plant and equipment	—	(104.9)	(26.9)	(32.4)	—	(164.2)
Proceeds from the sale of assets	—	0.2	—	0.2	—	0.4
Equity in net assets of subsidiaries	(132.0)	—	—	—	132.0	—
Net cash provided by (used in) investing activities	(132.0)	(104.7)	(26.9)	(32.2)	132.0	(163.8)
Financing activities
Principal payments of debt	—	(4.0)	—	(1.3)	—	(5.3)
Collection on (repayment of) intercompany debt	—	(56.2)	—	56.2	—	—
Excess tax benefits from share-based payment arrangements	—	1.2	—	—	—	1.2
Net cash provided by (used in) financing activities	—	(59.0)	—	54.9	—	(4.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.4	—	0.4
Net (decrease) in cash and cash equivalents for the period	—	(326.3)	—	(17.0)	—	(343.3)
Cash and cash equivalents, beginning of period	—	416.1	—	65.5	—	481.6
Cash and cash equivalents, end of period	$—	$89.8	$—	$48.5	$—	$138.3

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

25.  Subsequent Events

To address the charges in the third quarter, the Company amended its Senior Secured Credit Facility effective October 26, 2012. The amendment resulted in a revision of the financial covenant ratios. No event of default has occurred and the Company is in full compliance for its third quarter 2012 compliance certification.

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

Recent Events

Due to Hurricane Sandy, which made landfall on the east Coast of the U.S. on October 29, 2012, some of our suppliers may experience disruptions.  We do not expect these disruptions to have a material impact on our operations.

On October 25, 2012, we announced the recognition in the third quarter of 2012 of a $590.4 million forward loss charge related to six of our new development programs.  As previously disclosed in our annual and quarterly reports, the Company faces many risks and challenges with these and other development programs.  The charges by program are as follows:

•	Boeing B787	$184.0 million (wing fixed and movable leading edges, FLE and MLE)
•	Gulfstream G650	$162.5 million (wing)
•	Rolls Royce BR 725	$151.0 million (engine nacelles for the G650 aircraft)
•	Gulfstream G280	$88.1 million (wing)
•	747-8 Wing	$2.4 million (wing)
•	A350 Wing Non-Recurring	$2.4 million (wing)

On October 19, 2012, the Company reached an agreement with its insurers on a final settlement for all claims relating to the April 14, 2012 severe weather event.  Under the terms of this  settlement, the insurers agreed to pay the Company $234.9 million (including payments previously made) to resolve all property damage, clean-up and recovery costs related to the severe weather event as well as expenses incurred to make up for the interruptions of production and to reduce further disruptions.  The Company expects to receive non-refundable payments of the settlement amount (less $105.0 million in cash advance payments already received during the second quarter of 2012) from its insurers prior to December 31, 2012.

On October 16, 2012, Spirit AeroSystems announced that Jon Lammers has been named Senior Vice President, General Counsel and Secretary.

On September 6, 2012, Spirit announced a reorganization to better align its structure to the changing needs of the business.  Reporting to President and CEO Jeff Turner, the Spirit Executive Leadership team includes:

•                  Mike King, Executive Vice President/Chief Operations Officer with responsibility for Supply Chain Management, Manufacturing and Operations Efficiency

•                  John Pilla, Senior Vice President/General Manager of Propulsion and Wing segments with responsibility for Propulsion, Aftermarket, Spirit Europe and Spirit Malaysia

•                  David Coleal, Senior Vice President/General Manager of Fuselage with responsibility for Fuselage, North Carolina, and Oklahoma

•                  Sam Marnick,  Senior Vice President/Chief Administration Officer with Quality, Operations Support, Human Resources and Corporate Administration under her purview

•                  Phil Anderson, Senior Vice President/Chief Financial Officer with Information Technology under his purview

•                  Jon Lammers, Senior Vice President/Secretary

•                  David Walker, Senior Vice President/Chief Technology Officer, Business Development and A350

•                  John Lewelling, Senior Vice President, Strategy

•                  Buck Buchanan, Senior Vice President, Advanced Projects

Overview

We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the three months ended September 27, 2012, we generated net revenues of $1,365.3 million and net loss of $134.4 million, and for the nine months ended September 27, 2012, we generated net revenues of $3,972.1 million and net loss of $25.9 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas.  The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program.  The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas.  The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 26%, 25% and less than 1%, respectively, of our net revenues for the three months ended September 27, 2012. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 27%, 25% and less than 1%, respectively, of our net revenues for the nine months ended September 27, 2012.

New Program Performance

We are currently performing work on several new programs, which are in various stages of development. Several of these programs entered flight testing in 2011, including the Gulfstream G280 and Gulfstream G650, which includes the Rolls-Royce BR725.  The G280 and G650 aircraft received FAA Type Certification during the third quarter of 2012, though neither program achieved first customer delivery during that period. The Boeing B787-8 and Boeing B747-8 have each received FAA and JAA certifications, as well as EASA certification for entry into service, and each of these Boeing programs have made aircraft deliveries to the final customer. We are delivering revenue-generating production units on all of these programs. We have delivered six revenue-generating test articles on the Sikorsky CH-53K helicopter program, and we expect to deliver the final test article by the end of the first quarter of 2013.

During the third quarter of 2012, several key events occurred within some of our new programs which necessitated revisions to our contract estimates due to performance issues, cost overruns and cost reduction activities that have not materialized as quickly as we had expected.  The Company has failed to achieve forecasted cost reductions on many of these programs and overran engineering design cost forecasts due to excessive re-design efforts.  As a result of these and other events, for the nine months ended September 27, 2012, we have recorded aggregate forward loss charges of $184.0 million on the Boeing 787, $162.5 million on the Gulfstream G650, $151.0 million on the Rolls-Royce BR725, $98.8 million on the Gulfstream G280, $8.9 million on the Airbus A350 XWB non-recurring wing and $5.1 million on the Boeing 747-8 wing programs. Following is a summary of events that occurred during the third quarter of 2012 that resulted in revisions of estimates on certain programs.

Performance Issues-Tulsa Facility

The Company’s Tulsa facility has significant work content on three of the development programs (B787, G280, G650). The multiple complex development programs at this facility have created various performance issues that have resulted in previous changes to our contract estimates on these development programs.

The performance issues at the Tulsa facility were magnified in the third quarter of 2012 when the Company implemented a recovery plan which would bring the Company current on the delivery schedule for its B787 wing components. The Company began implementing the recovery plan during late July 2012 which resulted in the addition of significant additional resources to meet delivery schedules. As the Company was implementing the recovery plan, it became clear during the third quarter estimation process that the remediation would have a significant impact on the future cost curves due to significant amounts of additional headcount and disruption.

Type Certification

On September 4th and 7th 2012, Gulfstream received type certification on the G280 and G650 aircraft. These type certifications impact three of the Company’s development programs, G280, G650 and BR725 (the engine nacelle on the G650). Type certification is a significant program milestone for commercial aerospace products as it represents the airworthiness authority’s approval of the completion and functionality of engineering design and the ability of the aircraft to enter into service, and leads directly to the commencement of full rate production. However, following type certification the ability to redesign for cost is significantly less if no derivative aircraft design is planned.  We currently have no plans for derivative models, making redesign for cost improvements difficult after type certification.

The pace of cost improvements was not keeping up with projected learning curves particularly related to redesign opportunities and as all three programs are preparing to enter full rate production, we revised our estimates to reflect higher costs.

Decision on Work Package Transfers

Given certain challenges of new programs at the Company’s Kinston, NC site and the fact that our newest facility in Chanute was in the process of multiple work package transfers during the third quarter, the Company decided to delay the transfer of any additional work packages into these facilities. Overall, this had a significant impact on the BR725 program and the timing of anticipated cost reduction from the planned transfer of work content to lower-cost facilities.

Finalization of supplier contracts

During the early phases of our development programs, the Company will frequently procure small quantities of required sub-assemblies and parts from our suppliers. This practice generally forces us to pay higher unit prices for these sub-assemblies and parts, but allows us flexibility in evaluating supplier performance and quality as well as address design changes that frequently occur during the early phases of these development programs.  Once design changes subside, we will generally contract on a longer-term basis with our suppliers which allows us to experience more favorable supply chain pricing.

The Company has been successful in negotiating lower costs with suppliers on most of these development programs particularly during the third quarter of 2012; however, these costs are not as low as original estimates. This pressure on supply chain cost runs across all of our development programs. As Boeing and Airbus have increased production rates on existing commercial programs, our suppliers have limited capacity to deal with even modest rate increases on our business jet programs. In addition, the capacity constraint in our supply base has prevented us from moving to the supply chain certain work we currently perform in-house. As a result of higher current costs which have exceeded estimates and recent negotiations with suppliers, the Company has revised supplier costs across several of the development programs.

We continue to support the development of the A350 XWB program through a wing contract and a fuselage contract both of which are segmented into a nonrecurring design engineering phase and recurring production phase. Our A350 XWB wing nonrecurring contract continued to experience increasing engineering change costs resulting in the additional forward loss recorded in the third quarter of 2012.  While we have now substantially completed the engineering and design for the first model, we still have yet to design the next derivative model which is a major element of the nonrecurring contracts for both the fuselage and wing contracts. Unexpected delays in the completion of the design engineering, significant changes to the design as a result of test or other requirements changes, or delays in delivery schedule could result in additional forward-losses on the nonrecurring wing element of the program and additional cost pressure on the recurring elements of this program. While we are currently projecting the recurring production contracts to be profitable, there is still a substantial amount of risk similar to what we have experienced on other development programs.  Particularly, our ability to manage risks related to supply chain contracting, supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution, program schedule delays and many other risks, will determine the ultimate performance of these programs.

The next twelve months will be a critical time for most of these development programs as we manufacture the initial units and establish baseline performance for the recurring cost structure. Recognition of forward-losses in future periods continues to be a significant risk and will depend upon several factors including our market forecast, possible airplane program delays, our ability to successfully perform under revised design and manufacturing plans, achievement of forecasted cost reductions as we enter into production and our ability to successfully resolve claims and assertions with our customers and suppliers.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended	Three Months Ended	Percentage	Nine Months Ended	Nine Months Ended	Percentage
	September 27, 2012	September 29, 2011	Change to Prior Year	September 27, 2012	September 29, 2011	Change to Prior Year
	($ in millions)
Net revenues (1)	$1,365.3	$1,129.7	21%	$3,972.1	3,644.9	9%
Operating costs and expenses
Cost of sales (2)	1,746.7	963.0	81%	3,994.6	3,245.6	23%
Selling, general and administrative expenses	40.6	38.4	6%	125.9	118.5	6%
Severe weather event	(218.8)	—	NA	(164.3)	—	NA
Research and development	7.3	7.8	(6)%	21.6	27.1	(20)%
Operating (loss) income	(210.5)	120.5	(275)%	(5.7)	253.7	(102)%
Interest expense and financing fee amortization	(16.2)	(19.0)	(15)%	(62.6)	(61.6)	2%
Interest income	—	—	0%	0.1	0.2	(50)%
Other income (expense), net	4.1	(1.6)	(356)%	3.4	—	NA
(Loss) income before income taxes and equity in net loss of affiliate	(222.6)	99.9	(323)%	(64.8)	192.3	(134)%
Income tax benefit (provision)	88.3	(32.4)	(373)%	39.4	(59.6)	(166)%
Income before equity in net (loss) of affiliate	(134.3)	67.5	(299)%	(25.4)	132.7	(119)%
Equity in net loss of affiliate	(0.1)	(0.2)	(50)%	(0.5)	(0.7)	(29)%
Net (loss) income	$(134.4)	$67.3	(300)%	$(25.9)	$132.0	(120)%

(1)         The nine months ended September 29, 2011 includes recognition of previously deferred revenue associated with the amendment to the B787 supply agreement entered into with Boeing in May 2011 (the “B787 Amendment”) in the second quarter of 2011.

(2)         The three months ended September 27, 2012 are inclusive of forward loss charges of $184.0 million, $162.5 million, $151.0 million, $88.1 million, $2.4 million, and $2.4 million on the Boeing 787, Gulfstream G650, Rolls Royce BR725, Gulfstream G280, Airbus A350 XWB wing non-recurring and Boeing 747-8 programs, respectively.  The nine months ended September 27, 2012 are inclusive of forward loss charges of $184.0 million, $162.5 million, $151.0 million, $98.8 million, $8.9 million and $5.1 million on the Boeing 787, Gulfstream G650, Rolls Royce BR725, Gulfstream G280, Airbus A350 XWB wing non-recurring and Boeing 747-8 programs, respectively.  In addition, the nine months ended September 27, 2012 includes $3.6 million related to asset impairments, $2.2 million charge related to stock incentives for certain UAW-represented employees and a $2.1 million charge for early retirement incentives for eligible employees.  The three months ended September 29, 2011 are inclusive of a forward loss charge of $10.0 million on the Sikorsky CH-53K program.  The nine months ended September 29, 2011 are inclusive of forward loss charges of $53.3 million and $38.2 million on the Gulfstream G280 and Sikorsky CH-53K programs, respectively.  In addition, the nine months ended September 27, 2011 includes a $9.0 million charge due to a change in estimate to increase warranty and extraordinary rework reserves and $1.9 million in early retirement incentives elected by UAW-represented employees.

Comparative ship set deliveries by model are as follows:

Model	Three Months Ended September 27, 2012	Three Months Ended September 29, 2011	Nine Months Ended September 27, 2012	Nine Months Ended September 29, 2011
B737	107	95	317	285
B747	7	4	18	11
B767	6	6	19	17
B777	22	21	64	59
B787	9	5	28	18
Total Boeing	151	131	446	390
A320 Family	103	103	324	297
A330/340	26	24	75	68
A350	1	—	2	—
A380	3	7	16	18
Total Airbus	133	134	417	383
Business/Regional Jets	27	12	58	35
Total	311	277	921	808

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

Net revenues by prime customer are as follows:

Prime Customer	Three Months Ended September 27, 2012	Three Months Ended September 29, 2011	Nine Months Ended September 27, 2012	Nine Months Ended September 29, 2011
	($ in millions)
Boeing	$1,167.6	$950.6	3,353.5	$3,143.2
Airbus	92.9	122.8	320.3	347.5
Gulfstream	51.0	16.6	126.0	33.2
Sikorsky	5.7	1.5	21.4	8.3
Other(1)	48.1	38.2	150.9	112.7
Total net revenues	$1,365.3	$1,129.7	3,972.1	$3,644.9

(1)         Includes aftermarket sales

Three Months ended September 27, 2012 as Compared to Three Months ended September 29, 2011

Net Revenues.  Net revenues for the three months ended September 27, 2012 were $1,365.3 million, an increase of $235.6 million, or 21%, compared with net revenues of $1,129.7 million for the same period in the prior year. The increase in net revenues related to programs in production was $202.8 million primarily due to production volume increases in the third quarter of 2012 on Boeing programs and business jet programs. Non-recurring net revenue, which includes design and development efforts, increased in the third quarter of 2012 by $28.2 million primarily due to increased non-recurring efforts on the B737, B787 and Sikorsky CH-53K, partially offset by a reduction in A350 XWB non-recurring fuselage effort. Aftermarket volume increased by $4.3 million as demand for propulsion spares continue to grow in 2012. Ship set deliveries to Boeing increased by 15% quarter-over-quarter to support production rate increases across several Boeing models.  Ship set deliveries to Airbus decreased by 1% quarter-over-quarter primarily due to decreased A380 deliveries. In total, ship set deliveries increased 12% to 311 ship sets in the third quarter of 2012 compared to 277 ship sets for the same period in the prior year.  Approximately 92% of Spirit’s net revenues for the third quarter of 2012 came from our two largest customers, Boeing and Airbus.

Cost of Sales.  Cost of sales as a percentage of net revenues was 128% for the three months ended September 27, 2012, compared to 85% for the same period in the prior year. The increase in cost of sales as a percentage of net revenues is primarily due to the recognition of $590.4 million in forward losses on several new programs for the three months ended September 27, 2012, partially offset by a net favorable cumulative catch-up adjustment of $18.2 million driven by productivity and efficiency on core programs and other one-time expense reductions.  In comparison, during the same period in the prior year, we recorded a $10.0 million forward loss charge on our Sikorsky CH-53K program, partially offset by a favorable cumulative catch-up adjustment of $3.7 million driven by a favorable cost adjustment to reflect the recovery from the customer of non-recurring efforts in our Propulsion segment and other one-time expense reductions, partially offset by increasing material costs in our Wing segment.

SG&A, Research and Development.  Combined SG&A and Research and Development costs as a percentage of net revenues was 4% for each of the three month periods ended September 27, 2012 and September 29, 2011. SG&A and research and development expenses increased by a net $1.7 million primarily associated with an increase in certain corporate SG&A expenses, partially offset by a slight decrease in research and development expense.

Impact of Severe Weather Event. During the third quarter of 2012, the Company settled the insurance claims resulting from the second quarter 2012 severe weather event and recorded a net $218.8 million gain to operating income for the three months ended September 27, 2012 (see “-Liquidity and Capital Resources — Future Cash Needs and Capital Spending — Insurance Recovery”).

Operating Income (Loss).  Operating loss for the three months ended September 27, 2012 was $210.5 million, a decrease in operating income of $331.0 million, compared to operating income of $120.5 million for the same period in the prior year. The decrease in operating income during the third quarter of 2012 was driven by forward losses on several new programs compared to the same period in 2011 as discussed above, partially offset by a gain on the insurance settlement from the severe weather event, an $18.2 million favorable cumulative catch-up adjustment driven by productivity and efficiency on core programs and other one-time expense reductions.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended September 27, 2012 includes $15.1 million of interest and fees paid or accrued in connection with long-term debt and $1.1 million in amortization of deferred financing costs, as compared to $16.7 million of interest and fees paid or accrued in connection with long-term debt and $2.3 million in amortization of deferred financing costs for the same period in the prior year. The decrease in interest expense associated with long-term debt in the third quarter of 2012 was primarily driven by the accelerated recognition of $1.4 million in interest expense in the second quarter of 2012 due to the ineffectiveness of swaps as a result of the April 18, 2012 term loan refinancing.  The decrease in deferred financing costs is the result of the April 18, 2012 term loan refinancing causing deferred financing to be amortized over a longer period.

Interest Income.  Interest income for each of the three month periods ended September 27, 2012 and September 29, 2011 was less than $0.1 million.

Other Income (Expense), net. Other income (expense), net for the three months ended September 27, 2012 amounted to a net gain of $4.1 million primarily due to gains on foreign exchange rates on intercompany activity and borrowings partially offset by $2.4 million charge for the impairment of an asset as compared to a net expense of $1.6 million for the same period in the prior year.  Quarter-over-quarter, foreign exchange rates on debt denominated in currencies other than the borrowing entities’ functional currency had a positive impact.

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

However, the Company has determined that a calculation of an annual effective tax rate would not represent a reliable estimate due to the sensitivity of the annual effective tax rate estimate to even minimal changes to forecasted fourth quarter pre-tax earnings. Under the discrete method, the Company determines the tax expense based upon actual results as if the interim period were an annual period.  The discrete method was used for our U.S. pre-tax income and an annual effective rate was used for our international pre-tax income.

The income tax provision for the three months ended September 27, 2012 includes $(89.5) million for federal taxes, $(0.4) million for state taxes and $1.6 million for foreign taxes.  The income tax provision for the three months ended September 27, 2011 includes $28.1 million for federal taxes, $0.5 million for state taxes and $3.8 million for foreign taxes. The 2012 effective tax rate was 39.7% as compared to 32.4% for 2011. The difference in the effective tax rate recorded for 2012 as compared to 2011 relates primarily to a corresponding tax benefit for current period losses combined with our permanent tax differences and income tax credits. The same benefits caused the increase from the U.S. statutory tax rate.

Segments.  The following table shows segment revenues and operating income for the three months ended September 27, 2012 and September 29, 2011:

	Three Months Ended September 27, 2012	Three Months Ended September 29, 2011
	($ in millions)
Segment Revenues
Fuselage Systems	$660.4	$541.6
Propulsion Systems	357.6	309.1
Wing Systems	344.6	276.8
All Other	2.7	2.2
	$1,365.3	$1,129.7
Segment Operating Income (Loss)
Fuselage Systems(1)	$113.7	$79.6
Propulsion Systems(2)	(96.9)	52.8
Wing Systems(3)	(406.7)	22.6
All Other	0.2	1.3
	(389.7)	156.3
Unallocated corporate SG&A	(38.6)	(35.1)
Unallocated impact from severe weather event(4)	218.8	—
Unallocated research and development	(1.0)	(0.7)
Total Operating Income (Loss)	$(210.5)	$120.5

(1)         Inclusive of $10.0 million forward-loss recorded on our Sikorsky CH-53K helicopter program in the third quarter of 2011.

(2)         Inclusive of forward loss charges of $151.0 million recorded on our Rolls-Royce program in the third quarter of 2012.

(3)         Inclusive of forward loss charges recorded in the third quarter of 2012 of $184.0 million for the B787 wing program, $162.5 million for the G650 wing program, $88.1 million for the G280 wing program, $2.4 million for the A350 XWB non-recurring wing contract and $2.4 million for the B747-8 wing program.

(4)         Includes gains resulting from insurance settlement net of costs incurred in the quarter related to the April 14, 2012 severe weather event.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 26%, 25% and less than 1%, respectively, of our net revenues for the three months ended September 27, 2012.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended September 27, 2012 were $660.4 million, an increase of $118.8 million, or 22%, compared to the same period in the prior year. The increase in net revenues was primarily due to production volume increases in the third quarter of 2012 on Boeing programs. In addition, non-recurring net revenue, which includes design and development efforts, increased in the third quarter of 2012 as non-recurring efforts on the B737, B787 and Sikorsky CH-53K increased, partially offset by reduced design and developmental efforts on the A350 XWB non-recurring fuselage program. Fuselage Systems posted segment operating margins of 17% for the three months ended September 27, 2012, up from 15% segment operating margins for the same period in the prior year.  Improved segment operating margins were primarily driven by higher production volume due to rate increases on several Boeing programs.  In addition, the segment recognized a $14.0 million favorable cumulative catch-up adjustment driven by productivity and efficiency performance on our core programs and other one-time expense reductions, compared to the recognition of a $10.0 million forward loss charge on our Sikorsky CH-53K helicopter program and a $0.9 million favorable cumulative catch-up adjustment recorded in the same period of the prior year.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended September 27, 2012 were $357.6 million, an increase of $48.5 million, or 16% compared to the same period in the prior year.  The increase in net revenues was primarily driven by higher production volume on Boeing models, increased aftermarket volume and increased non-recurring effort on the B737 and B787. Propulsion Systems posted segment operating margins of (27%) for the three months ended September 27, 2012, down from 17% segment operating margins for the same period in the prior year. Segment operating margins in the third quarter were impacted by a $151.0 million forward loss on our BR725 program, partially offset by a favorable cumulative catch-up adjustment of $4.6 million associated with productivity and efficiency on core programs and other one-time expense reductions, compared to a $5.3 million favorable cumulative catch-up adjustment recorded in the same period of the prior year.

Wing Systems.  Wing Systems segment net revenues for the three months ended September 27, 2012 were $344.6 million, an increase of $67.8 million, or 24%, compared to the same period in the prior year.  The increase in net revenues was primarily driven by higher production on Boeing models and increased deliveries on our Gulfstream programs, partially offset by reduced non-recurring revenue on the A350 XWB non-recurring wing program and the settlement of certain claims and assertions during the third quarter.  Wing Systems posted segment operating margins of (118%) for the three months ended September 27, 2012, down from 8% segment operating margins for the same period in the prior year.  In the third quarter of 2012, the segment recorded a forward loss charge of $439.4 million on several of its new programs and an unfavorable cumulative catch-up adjustment of $0.4 million, partially offset by other one-time expense reductions.  In comparison, during the third quarter of 2011, the segment had an unfavorable cumulative catch-up adjustment of $2.5 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from KIESC. In the three months ended September 27, 2012, All Other segment net revenues were $2.7 million, an increase of $0.5 million, compared to the same period in the prior year.  The increase in net revenues was primarily driven by additional sundry sales.  The All Other segment operating margins were 7% and 59% for the three months ended September 27, 2012 and September 29, 2011, respectively.

Nine Months Ended September 27, 2012 as Compared to Nine Months Ended September 29, 2011

Net Revenues. Net revenues for the nine months ended September 27, 2012 were $3,972.1 million, an increase of $327.2 million, or 9%, compared with net revenues of $3,644.9 million for the same period in the prior year. The increase in net revenues was primarily driven by $276.2 million in production volume increases in the first nine months of 2012 on Boeing and business jet programs and a $28.4 million increase in aftermarket volume primarily driven by growing demand for propulsion spares.  The net revenue increase was partially offset by the recognition of previously deferred revenue associated with the B787 Amendment signed in May 2011.  During the first nine months of 2012, we delivered our sixth test article to Sikorsky. Non-recurring net revenue, which includes design and development efforts, increased in the first nine months of 2012 due to increased efforts on B737, B787 and Sikorsky CH-53K, partially offset by reduced efforts on A350 XWB non-recurring programs. Ship set deliveries to Boeing increased by 14% year-over-year to support production rate increases across several Boeing models. Ship set deliveries to Airbus increased by 9% year-over-year to support customer delivery schedules. During the first nine months of 2012, we delivered two A350 XWB fuselages to Airbus.  In total, ship set deliveries increased by 14% to 921 ship sets during the nine months ended September 27, 2012, compared to 808 ship sets delivered in the same period of the prior year. Approximately 92% of Spirit’s net revenues for the nine months ended September 27, 2012 came from our two largest customers, Boeing and Airbus.

Cost of Sales.  Cost of sales as a percentage of net revenues was 101% for the nine months ended September 27, 2012, compared to 89% for the same period in the prior year. Included in cost of sales for the nine months ended September 27, 2012 are $610.3 million in forward losses on several new programs, partially offset by a favorable cumulative catch-up adjustment of $7.9 million driven by productivity and efficiency on core programs.  In addition, cost of sales for the nine months ended September 27, 2012 includes $2.2 million in UAW share grant awards in accordance with our labor agreement, and $2.1 million in early retirement incentives to eligible employees and other one-time expense reductions. Included in cost of sales for the nine months ended September 29, 2011 are forward loss charges of $53.3 million and $38.2 million recorded on our G280 program and Sikorsky CH-53K helicopter contract, respectively, a $9.0 million increase in warranty and extraordinary rework reserves, and $1.9 million in early retirement incentives for eligible UAW-represented employees, partially offset by a favorable cumulative catch-up adjustment of $3.1 million.

SG&A, Research and Development.  Combined SG&A and Research and Development costs as a percentage of net revenues were 4% for each of the nine month periods ended September 27, 2012 and September 29, 2011. SG&A and research and development expenses increased by a net $1.9 million primarily associated with an increase in certain corporate SG&A expenses, partially offset by a decrease in research and development expense and other one-time expense reductions.

Impact of Severe Weather Event. During the third quarter of 2012, the Company settled the insurance claims resulting from the second quarter 2012 severe weather event and recorded a net $164.3 million gain to operating income for the nine months ended September 27, 2012  (see “-Liquidity and Capital Resources — Future Cash Needs and Capital Spending — Insurance Recovery”).

Operating Income (Loss).  Operating loss for the nine months ended September 27, 2012 was $5.7 million, a decrease in operating income of $259.4 million, or 102%, compared to operating income of $253.7 million for the same period in the prior year. The decrease in operating income during the first nine months of 2012 was caused by higher forward loss charges recorded in the third quarter of 2012 on new programs as compared to the same period of 2011 as discussed above, partially offset by production volume increases on Boeing programs and a gain of $164.3 million recognized as result of a settlement of insurance claims from the second quarter 2012 severe weather event net of costs incurred and a $7.9 million favorable cumulative catch-up adjustment driven by productivity and efficiency on core programs.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the nine months ended September 27, 2012 includes $49.5 million of interest and fees paid or accrued in connection with our long-term debt and $13.1 million in amortization of deferred financing costs, compared to $54.6 million of interest and fees paid or accrued in connection with our long-term debt and $7.0 million in amortization of deferred financing costs for the same period in the prior year. The change in interest expense associated with long-term debt was primarily driven by lower interest cost from new swaps entered into in the third quarter of 2011, partially offset by interest on the drawn portion of the revolver for a portion of 2012 and the effects of the new term loan entered into during the second quarter of 2012.  The increase in deferred financing costs was the result of a $9.5 million write down of deferred financing fees due to debt extinguishment as a result of the April 18, 2012 term loan refinancing, partially offset by amortization of deferred financing cost over a longer term.

Interest Income.  Interest income for the nine months ended September 27, 2012 was $0.1 million compared to $0.2 million for the same period in the prior year.

Other Income (Expense), net. Other income (expense), net for the nine months ended September 27, 2012 was a net gain of $3.4 million, primarily due to gains on foreign exchange rates on intercompany activity and borrowings, partially offset by a $3.0 million write-off of Hawker Beechcraft receivables and a $2.4 million charge for the impairment of assets, compared to expense of less than $0.1 million for the same period in the prior year.

Provision for Income Taxes.  The income tax provision for the nine months ended September 27, 2012 includes $(42.6) million for federal taxes, $0.2 million for state taxes and $3.0 million for foreign taxes.  The income tax provision for the nine months ended September 29, 2011 includes $54.6 million for federal taxes, $2.1 million for state taxes and $2.9 million for foreign taxes.  The effective tax rate for the nine months ended September 27, 2012 was 60.8% as compared to 31.0% for the same period in 2011. The increase in the effective tax rate recorded for the nine months ended September 27, 2012 is related primarily to a corresponding tax benefit from current period losses combined with our permanent tax differences and income tax credits. The same benefits caused the increase from the U.S. statutory tax rate.

Segments.  The following table shows segment revenues for the nine months ended September 27, 2012, compared to the nine months ended September 29, 2011:

	Nine Months Ended September 27, 2012	Nine Months Ended September 29, 2011
	($ in millions)
Segment Revenues
Fuselage Systems	$1,910.4	$1,842.7
Propulsion Systems	1,052.8	899.8
Wing Systems	999.8	894.2
All Other	9.1	8.2
	$3,972.1	$3,644.9
Segment Operating Income (Loss)
Fuselage Systems(1)(2)	$294.7	$221.7
Propulsion Systems(3)	16.8	141.8
Wing Systems(4)	(358.7)	8.8
All Other	1.2	1.8
	(46.0)	374.1
Unallocated corporate SG&A	(112.6)	(107.8)
Unallocated impact from severe weather event(5)	164.3	—
Unallocated research and development	(3.4)	(1.7)
Unallocated cost of sales(6)	(8.0)	(10.9)
Total operating income (loss)	$(5.7)	$253.7

(1)         Includes recognition of previously deferred revenue associated with the B787 Amendment in the first nine months of 2011.

(2)         Inclusive of forward loss charge of $38.2 million recorded on our Sikorsky CH-53K helicopter program in the first nine months of 2011.

(3)         Inclusive of a forward loss charge of $151.0 million recorded on our Rolls-Royce program in the third quarter of 2012.

(4)         Inclusive of forward loss charges recorded in the nine months ended September 27, 2012 of $184.0 million for the B787 wing program, $162.5 million for the G650 wing program, $98.8 million for the G280 wing program, $8.9 million for the A350 XWB non-recurring wing contract and $5.1 million for the B747-8 wing program.  The nine months ended September 30, 2011 includes a forward loss charge of $53.3 million recorded on our G280 wing program.

(5)         Includes gains resulting from insurance claim settlement net of costs incurred related to the April 14, 2012 severe weather event.

(6)         Includes charges in the second quarter of 2012 of $3.6 million related to asset impairments, $2.2 million related to stock incentives for certain UAW-represented employees and $2.1 million in early retirement incentives to eligible employees and charges in the third quarter of 2011 of $9.0 million due to a change in estimate to increase warranty and extraordinary rework reserves and $1.8 million in early retirement incentives elected by eligible UAW-represented employees.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 27%, 25% and less than 1%, respectively, of our net revenues for the nine months ended September 27, 2012.

Fuselage Systems.  Fuselage Systems segment net revenues for the nine months ended September 27, 2012 were $1,910.4 million, an increase of $67.7 million, or 4%, compared to the same period in the prior year.  The increase in net revenues was primarily due to production volume increases in the first nine months of 2012 on Boeing programs, partially offset by the recognition of previously deferred revenue in the second quarter of 2011 associated with the B787 Amendment settlement. In addition, non-recurring net revenue, which includes design and development efforts, increased in 2012 on the B737, B787 and Sikorsky CH-53K, partially offset by reduced design and developmental effort on the A350 XWB non-recurring fuselage program.  Fuselage Systems posted segment operating margins of 15% for the nine months ended September 27, 2012, up from 12% segment operating margins for the same period in the prior year.  Improved segment operating margins were primarily driven by higher production volume due to rate increases on several Boeing programs with favorable margins and improved productivity and efficiency performance on our B737 program and by other one-time expense reductions, partially offset by an unfavorable cumulative catch-up adjustment of $3.8 million related to periods prior to 2012.  In comparison, in the same period of 2011, we recorded a forward loss of $38.2 million on the Sikorsky CH-53K program and a favorable cumulative catch-up adjustment of $5.1 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the nine months ended September 27, 2012 were $1,052.8 million, an increase of $153.0 million, or 17%, compared to the same period in the prior year.  The increase in net revenues was primarily driven by higher production volume on Boeing models, increased aftermarket volume and increased non-recurring efforts on the B737 and B787.  Propulsion Systems posted segment operating margins of 2% for the nine months ended September 27, 2012, down from 16% segment operating margins for the same period in the prior year.  Reduced segment operating margins were due to a forward loss charge of $151.0 million recognized on the Rolls-Royce BR725 program, partially offset by a favorable cumulative catch-up adjustment related to periods prior to 2012 of $7.3 million associated with productivity and efficiency on core programs and by other one-time expense reductions.  In comparison, in the same period of 2011, the segment recognized an $8.7 million favorable cumulative catch-up adjustment.

Wing Systems.  Wing Systems segment net revenues for the nine months ended September 27, 2012 were $999.8 million, an increase of $105.6 million, or 12%, compared to the same period in the prior year.  The increase in net revenues was primarily driven by higher production volume on Boeing models and increased deliveries on our Gulfstream programs, partially offset by reduced non-recurring revenue on the A350 XWB non-recurring wing program and the settlement of certain claims and assertions in the third quarter.  Wing Systems posted segment operating margins of (36%) for the nine months ended September 27, 2012, down from 1% segment operating margins for the same period in the prior year.  In the first nine months of 2012, the segment recorded forward loss charges of $459.3 million on new programs, partially offset by a favorable cumulative catch-up adjustment related to periods prior to 2012 of $4.4 million driven by productivity and efficiency on core programs and by other one-time expense reductions.  In comparison, during the first nine months of 2011, we recorded a $53.3 million forward loss charge on our G280 wing contract and an unfavorable cumulative catch-up adjustment of $10.7 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and revenues from KIESC. In the nine months ended September 27, 2012, All Other segment net revenues were $9.1 million, a slight increase of $0.9 million, as compared to the same period in the prior year.  The All Other segment recorded 13% operating margins for the nine months ended September 27, 2012, up from segment operating margins of 22% for the same period in the prior year driven by additional sundry sales.

Liquidity and Capital Resources

The primary sources of our liquidity include cash on hand, cash flow from operations, which includes receivables from customers and borrowings available under our revolving credit facility. Additionally, we may receive advance payments from customers and during 2012, we received payments from insurers as part of the severe weather event insurance proceeds.  Our liquidity requirements are driven by our long-cycle business model.  Our business model is comprised of four to six year non-recurring investment periods, which include design and development efforts, followed by ten to twenty years of recurring production. The non-recurring investment periods require significant outflows of cash as we design the product, build tooling, purchase equipment and build initial production inventories.  These activities are typically funded partially through customer advances and milestone payments, which are offset against revenue as production units are delivered in the case of customer advances, or recognized as revenue as milestones are achieved in the case of milestone payments. The remaining funds needed to support non-recurring programs come from predictable cash inflows from our mature programs that are in the recurring phase of the production cycle. Occasionally, we have utilized borrowings and other sources of cash to fund non-recurring investments during periods where cash received from our customers is not adequate to fund our purchase commitments.  The non-recurring investment period typically ends concurrently with initial deliveries of completed aircraft by our customers, which indicates that a program has entered into the recurring production phase.  When a program reaches steady recurring production, it typically results in long-term generation of cash from operations.  As part of our business model, we have continuously added new non-recurring programs, which are supported by mature programs that are in the steady recurring phase of the production cycle to promote growth.

In the first nine months of 2012, we had multiple new programs complete their non-recurring phase and enter into the recurring production phase.

As of September 27, 2012, we had $221.7 million of cash and cash equivalents on the balance sheet and $630.1 million of available borrowing capacity under our revolving credit facility, which is net of $19.9 million in letters of credit issued under our revolving credit facility.  We had no outstanding balances under our revolving credit facility at the end of the third quarter of 2012.  During the first quarter of 2012, we drew down $170.0 million from our revolving credit facility to fund short-term working capital needs, which was repaid in full by the end of the second quarter of 2012; there have been no subsequent revolver borrowings.  Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flow for the nine months ended September 27, 2012 and September 29, 2011:

	For the Nine Months Ended
	September 27, 2012	September 29, 2011
	($ in millions)
Net (loss) income	$(25.9)	$132.0
Adjustments to reconcile net income	33.8	131.5
Changes in working capital	227.6	(439.3)
Net cash provided by (used in) operating activities	235.5	(175.8)
Net cash (used in) investing activities	(163.4)	(163.8)
Net cash (used in) financing activities	(29.8)	(4.1)
Effect of exchange rate change on cash and cash equivalents	1.6	0.4
Net increase (decrease) in cash and cash equivalents for the period	43.9	(343.3)
Cash and cash equivalents, beginning of period	177.8	481.6
Cash and cash equivalents, end of period	$221.7	$138.3

Nine Months Ended September 27, 2012 as Compared to Nine Months Ended September 29, 2011

Operating Activities. For the nine months ended September 27, 2012, we had a net cash inflow of $235.5 million from operating activities, an increase in inflow of $411.3 million, compared to a net cash outflow of $175.8 million for the same period in the prior year.  During the first nine months of 2012, net cash provided by operating activities was primarily due to the receipt of a $250.0 million advance from Airbus associated with an agreement on the A350 XWB fuselage program, a $105.0 million, insurance advance for the severe weather event which was subsequently covered by the settlement of the insurance claims, partially offset by payments for repairs and recovery costs (in the fourth quarter of 2012 the Company expects to receive an additional $129.9 million from its settlement of the insurance claims), and by timing of vendor payments and receivables from customers.  Also during the first nine months of 2012, we made federal tax payments of $97.4 million, which are net of an IRS audit settlement for the 2008 and 2009 tax years and $71.0 million in estimated taxes for the 2012 tax year.  During the first nine months of 2011, we received payment of $20.0 million in deferred revenue from Airbus and a $25.0 million federal tax refund.  In addition, during the first nine months of 2011, we made a federal tax payment of $26.2 million which are reflected as sources of cash as they are recorded as provisions within inventory.

We continue to invest in inventory for production start-up on new programs and additional production costs for ramp-up activities in support of increasing build rates on several Boeing programs.  During the first nine months of 2012, inventory build for new programs, including the B787, A350 XWB and Gulfstream programs, was $747.5 million, an increase of $187.4 million, compared to the same period in the prior year.  Additionally, inventory build for mature Boeing and Airbus programs, including costs associated with announced increasing build rates on several Boeing programs was approximately $2,709.6 million, an increase of $369.9 million, compared to the same period in the prior year. These activities were funded through cash flows from operations, including receivables from customers and customer advances.  These increases are partially offset by the $610.3 million in forward loss charges recorded in the first nine months of 2012.

Investing Activities. For the nine months ended September 27, 2012, we had a net cash outflow of $163.4 million from investing activities, a decrease in outflow of $0.4 million compared to a net cash outflow of $163.8 million for the same period in the prior year. In the first nine months of 2012, capital expenditures were $170.5 million, partially offset by $7.0 million in insurance proceeds from the severe weather event, and consisted of purchases of tooling and machinery and equipment to prepare for the manufacturing of our developmental programs, to support increasing production rates on several Boeing programs and for replacement of assets destroyed in the severe weather event.  In comparison, in the first nine months of 2011, capital expenditures were $164.2 million.

Financing Activities. For the nine months ended September 27, 2012, we had a net cash outflow of $29.8 million from financing activities, an increase in outflow of $25.7 million, compared to a net cash outflow of $4.1 million for the same period in the prior year. The increase in outflow was primarily due to the refinancing of our $559.0 million senior secured credit facilities with new senior secured credit facilities of $550.0 million, resulting in a prepayment of principal of $9.0 million.  In addition to the prepayment of principal, financing fees of $11.3 million and original issue discount of $2.7 million were also incurred.  Payments on debt other than the refinancing activity were $8.0 million, compared to $5.3 million for the same period in the prior year.  During the first half of 2012, we drew down and repaid $170.0 million from our revolver.

Future Cash Needs and Capital Spending

Our primary future cash needs will consist of working capital, repair and recovery expenses related to the severe weather event, debt service, research and development and capital expenditures. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model.  In addition, we expend significant capital to meet increased production rates on certain mature programs, including the B737.  We also require capital to develop new technologies for the next generation of aircraft and are evaluating various plans to relieve capacity constraints for the announced customer production rate increases.  Capital expenditures totaled approximately $170.5 million, partially offset by $7.0 million in insurance proceeds from the severe weather event, and $164.2 million for the nine months ended September 27, 2012 and September 29, 2011, respectively.  Excluding the impact of the severe weather event, we expect capital expenditures for the full year 2012 to be approximately $250.0 million as we prepare for anticipated production rate increases.  We anticipate that tornado-related capital spending will be limited to insurance proceeds recovered. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, insurance proceeds and borrowings available under our revolving credit facility.

Insurance Recovery. As of September 27, 2012, the Company had received a total of $105.0 million in partial insurance payments based on estimated losses incurred as result of the April 14, 2012 severe weather event.  In accordance with its credit agreement, the Company provided a certificate to its lenders indicating that all net proceeds received in connection with destruction caused by the severe weather event would be used for repair, replacement or restoration at the Wichita facility.  On October 19, 2012, the Company reached an agreement with its insurers on a final settlement for all claims relating to the April 14, 2012 severe weather event.  Under the terms of this settlement, the insures agreed to pay the Company $234.9 million to resolve all property damage, clean-up and recovery costs related to the severe weather event as well as all expenses incurred to make up for the interruption of production and to reduce further disruptions. Under the settlement agreement, the Company assumes all risk involving the severe weather event. Since the settlement resolves all contingences surrounding the storm damage proceeds, it is appropriate to recognize the entire settlement amount as a gain in the current period.  The Company expects to receive non-refundable payments of the settlement amount (less $105.0 million in cash advance payments already received during the second quarter of 2012) from its insurers prior to December 31, 2012. Any insurance proceeds not used for repair, replacement or restoration at the Wichita facility within two years of receipt will be applied to prepayment of our senior secured credit facility.

While the Company believes that most past and future charges relating to the severe weather event will be offset by the insurance settlement there can be no assurance that complete offsetting will occur.

Third Quarter EAC Changes in Estimates.  As described in more detail in the New Program Performance discussion, the Company significantly increased its estimates regarding future production costs on six of its new development programs.  The majority of the $590.4 million of forward loss charges represent future cash expenditures which increase our projected future cash needs from previous estimates. These charges cover production blocks that are currently estimated to be completed at various dates between now and 2018.

Pension and Other Post — Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at September 27, 2012 and we anticipate non-cash pension income for 2012 to remain at or near the same level as 2011. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan.  We continue to make contributions to our U.K. pension plan.  Our projected contributions to the U.K. pension plan for 2012 are $9.0 million.

Debt and Other Financing Arrangements

On April 18, 2012, Spirit entered into a $1.2 billion senior secured Credit Agreement (the “Credit Agreement”) consisting of a $650.0 million revolving credit facility and a $550.0 million term loan B facility.  The Credit Agreement refinanced and replaced the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended.  Proceeds of the new term loan were used to pay off outstanding amounts under the prior credit agreement.  The revolving credit facility matures April 18, 2017 and bears interest, at Spirit’s option, at either LIBOR, or a defined “base rate” plus an applicable margin based on Spirit’s debt-to-EBITDA ratio (see table below).  The term loan matures April 18, 2019 and bears interest, at Spirit’s option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit’s secured debt-to-EBITDA ratio is below 1:1 at any time after 2012.  Substantially all of Spirit’s assets, including inventory and property, plant and equipment, were pledged as collateral for both the term loan and the revolving credit facility.  As of September 27, 2012, the outstanding balance of the term loan was $548.6 million.  As of December 31, 2011, the outstanding balance of the old term loan, which was repaid upon closing of the new credit facilities, was $561.9 million.  As of September 27, 2012 the carrying amount of the term loan was $546.0 million.  The amount outstanding under the revolving credit facility was zero as of September 27, 2012.  The amount outstanding under the old revolving credit facility was zero as of December 31, 2011.  As of September 27, 2012, there were $19.9 million of letters of credit outstanding under the revolving credit facility.  The Company recorded a charge of $9.5 million in the second quarter of 2012 for unamortized deferred financing fees as a result of extinguishment of the debt under the prior credit agreement.

In addition to paying interest on outstanding principal under the Credit Agreement, Spirit is required to pay an unused line fee on the unused portion of the commitments under the revolving credit facility based on Spirit’s debt-to-EBITDA ratio (see table below). Spirit is required to pay letter of credit fees equal to the applicable margin for LIBOR rate revolving credit borrowings with respect to letters of credit issued under the revolving credit facility (see table below).  Spirit is also required to pay to the issuing banks that issue any letters of credit, letter of credit fronting fees in respect of letters of credit at a rate equal to twenty basis points per year, and to the administrative agent thereunder customary administrative fees.

Pricing Tier	Debt-to-EBITDA Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Rate Loans	Base Rate Loans
1	> 3.0:1.0	0.450%	2.50%	2.50%	1.50%
2	< 3.0:1 but > 2.25:1	0.375%	2.25%	2.25%	1.25%
3	< 2.25:1 but > 1.75:1	0.300%	2.00%	2.00%	1.00%
4	< 1.75:1	0.250%	1.75%	1.75%	0.75%

At September 27, 2012, the Company’s debt-to-EBITDA ratio was 4.65:1.0, resulting in applicable margins under the revolving credit facility, which will go into effect upon delivery of a quarterly compliance certificate, of 2.5% and 1.5% on Eurodollar and base rate loans, respectively, and commitment fees on the undrawn portion of the revolving credit facility and letter of credit fees of 0.45% and 2.5%, respectively.

The Credit Agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements.  The Credit Agreement also contained the following financial covenants (as defined in the Credit Agreement):

Senior Secured Leverage Ratio	Shall not exceed 2.75:1.0
Interest Coverage Ratio	Shall not be less than 4.0:1.0
Total Leverage Ratio	Shall not exceed 4.0:1.0

To address the charges in the third quarter, the Company amended its Senior Secured Credit Facility effective October 26, 2012. The amendment resulted in a revision of the financial covenant ratios. No event of default has occurred and the Company is in full compliance for its third quarter 2012 compliance certification. The amended ratios are illustrated in the table below:

	Q3 2012	Q4 2012	Q1 2013	Q2 2013	Thereafter
Senior Secured Leverage Ratio (Shall not exceed)	3.25	3.25	3.25	2.75	2.75
Interest Coverage Ratio (Shall not be less than)	2.25	2.25	2.25	3.00	4.00
Total Leverage Ratio (Shall not exceed)	6.00	6.00	6.00	4.75	4.00

Additionally, the amendment increased the time the Company has to apply the proceeds from the insurance settlement in connection with the severe weather event against expenses resulting from the event from 12 months to 24 months before the proceeds may be considered eligible for prepayment against the senior secured credit facility.

Senior Notes.  On November 18, 2010, we issued $300.0 million aggregate of 6 3/4% Senior Notes due 2020 (the “2020 Notes”), with interest payable on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.  The carrying value of the 2020 Notes was $300.0 million as of September 27, 2012.

On September 30, 2009, we issued $300.0 million of 7 1/2% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $295.4 million as of September 27, 2012.

As of September 27, 2012, we were and expect to continue to be in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes for the forseeable future.

Advances and Deferred Revenue on the B787 Program.  On May 12, 2011, Spirit and Boeing entered into the B787 Amendment which, among other things, established a new repayment schedule for advances made by Boeing to Spirit, to be repaid against the purchase price of the first 1,000 B787 ship sets delivered to Boeing.  In the event Boeing does not take delivery of 1,000 ship sets prior to the termination of the B787 program or the supply agreement for the B787 (the “B787 Supply Agreement”), any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. The B787 Amendment also changed the treatment of advances paid by Boeing for certain non-recurring work into a nonrefundable payment in full for such work.  As of September 27, 2012, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $630.8 million.

Advances on the A350 Fuselage Program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for us to receive advance payments in 2012.  The advance payments will be offset against the recurring price of A350 XWB ship sets invoiced by Spirit, at a rate of $1.25 million per ship set.  We received $250.0 million in advance payments for the nine months ended September 27, 2012 and the balance that had not been repaid as of September 27, 2012 was $247.5 million.

Malaysian Facility Agreement.  On June 2, 2008, Spirit Malaysia entered into a Facility Agreement for a term loan facility for Ringgit Malaysia RM69.2 million (approximately USD $20.0 million equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM3.3 million (USD $1.0 million equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.5% per annum.  The Malaysia Facility loan balance as of September 27, 2012 was $13.9 million.

French Factory Capital Lease Agreement.  On July 17, 2011, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of an aerospace component assembly plant in Saint-Nazaire, France.  Lease payments are variable, subject to the three-month Euribor rate plus 2.2%.  Lease payments under the agreement are due quarterly through April 2025. As of September 27, 2012, the Company has $10.7 million in debt attributable to the capital lease transaction. We currently assemble center fuselage frame sections and wings for the new Airbus A350 XWB aircraft at the Saint-Nazaire facility.

Nashville Design Center Capital Lease Agreement.  On September 21, 2012, the Company entered into a capital lease agreement for $2.6 million for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components.  Lease payments are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months.

Credit Ratings

The company’s credit rating was affirmed at BB and placed on stable outlook by Standard and Poor’s, and was affirmed at Ba2 and placed on negative outlook by Moody Investor Services following the third quarter announcement regarding new program charges.

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

•              our exposure to potential product liability and warranty claims; and

•              the accuracy and completeness of our assessment of damage and costs of restoration and recovery from the severe weather event that hit our Wichita, Kansas facility on April 14, 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of September 27, 2012 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2011 Form 10-K is included in Note 21 to our condensed consolidated financial statements included in Part I of this Quarterly Report and is incorporated herein by reference.

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

Our operations depend on our ability to maintain continuing, uninterrupted production at our manufacturing facilities. Our production facilities are subject to physical and other risks that could disrupt production, such as the severe weather event at our Wichita, Kansas facility on April 14, 2012.

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

On April 14, 2012, our Wichita, Kansas facility experienced a severe weather event, including a tornado, which caused significant damage to certain buildings and disrupted utilities.  Following the severe weather event, we suspended operations through April 22, 2012, to ensure the safety of our employees, evaluate damage, and initiate plans for systematically bringing production back online. The Company’s work-in-process and production equipment generally remained intact, and the Company resumed production on April 23, 2012, although some inefficiencies continued thereafter as a result of the damage and repair efforts. On October 19, 2012, the Company reached an agreement with its insurers on a final settlement for all claims relating to the April 14, 2012 severe weather event. Under the terms of this settlement the insurers agreed to pay to the Company $234.9 million (including payments previously made) to resolve all property damage, clean-up and recovery costs related to the severe weather event as well as all expenses incurred to make up for the interruption of production and to reduce further disruptions. Under the settlement agreement, the Company assumes all risk involving the severe weather event on April 14, 2012. While the Company believes that most past and future charges relating to the severe weather event will be offset by the insurance settlements there can be no assurance that complete offsetting will occur.  In the event our damage, clean-up and recovery costs and business interruption-related expenses significantly exceed the amount of the insurance settlement, our financial condition and results of operations could be materially adversely impacted.

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit
10.1*†	Employment Agreement between Spirit AeroSystems, Inc. and Jon Lammers, effective as of July 24, 2012.
10.2**	Amendment No 2 dated March 4, 2011 to General Terms Agreement (Sustaining and Others) between The Boeing Company and Spirit AeroSystems, Inc.
10.3**	Special Business Provisions (Sustaining), as amended through July 29, 2011 between The Boeing Company and Spirit AeroSystems, Inc.
10.4**	Memorandum of Agreement between The Boeing Company and Spirit AeroSystems, Inc., made as of March 9, 2012, amending Special Business Provisions (Sustaining)
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1 **	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2 **	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS@*	XBRL Instance Document.

101.SCH@*	XBRL Taxonomy Extension Schema Document.
101.CAL@*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF@*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB@*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE@*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
†Filed herewith	Indicates management contract or compensatory plan or arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature		Title	Date

/s/	Philip D. Anderson	Senior Vice President and Chief Financial	November 5, 2012
	Philip D. Anderson	Officer (Principal Financial Officer)