Form 10-K
period 2012-12-31
Spirit AeroSystems Holdings, Inc.
filed 2013-03-01
CIK 1364885

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

          The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the class A common stock on June 29, 2012, as reported on the New York Stock Exchange was approximately $2,847,531,606.

          As of February 21, 2013, the registrant had outstanding 119,612,407 shares of class A common stock, $0.01 par value per share, and 24,025,880 shares of class B common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Report are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

  •
  margin pressures and the potential for additional forward losses on aircraft development programs;

  •
  our ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft;

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

  •
  the success and timely execution of key milestones such as deliveries and resumption of service of Boeing's B787 and first flight, certification and first delivery of Airbus' A350 XWB aircraft program, receipt of necessary regulatory approvals and customer adherence to their announced schedules;

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

        We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the twelve months ended December 31, 2012, we generated net revenues of $5,397.7 million, and had net income of $34.8 million.

        Spirit Holdings was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of Boeing's operations in Wichita, Kansas; Tulsa, Oklahoma and McAlester, Oklahoma (the "Boeing Acquisition") by an investor group led by Onex Partners LP and Onex Corporation (together with its affiliates, "Onex"). Boeing's commercial aerostructures manufacturing operations in Wichita, Kansas and Tulsa and McAlester, Oklahoma, are referred to in this Report as "Boeing Wichita." Although Spirit began operations as a stand-alone company in 2005, its predecessor, Boeing Wichita (the "Predecessor"), had 75 years of operating history and expertise in the commercial and military aerostructures industry. Spirit Holdings, Spirit's parent company, has had publicly traded shares on the New York Stock Exchange under the ticker "SPR" since November 2006. Onex continues to hold approximately 93% of Spirit Holdings' class B common shares, which represents approximately 62% of total Spirit Holdings stockholder voting power.

        On April 1, 2006, we became a supplier to Airbus through our acquisition of the aerostructures division of BAE Systems (Operations) Limited, referred to in this Report as "BAE Systems." The acquired division of BAE Systems is referred to in this Report as "BAE Aerostructures," and the acquisition of BAE Aerostructures is referred to as the "BAE Acquisition."

        We manufacture aerostructures for every Boeing commercial aircraft currently in production, including the majority of the airframe content for the Boeing B737, the most popular major commercial aircraft in history. As a result of our unique capabilities both in process design and composite materials, we were awarded a contract that makes us the largest aerostructures content supplier on the Boeing B787, Boeing's next generation twin aisle aircraft. In addition, we are one of the largest content suppliers of wing systems for the Airbus A320 family, we are a significant supplier for the Airbus A380, and we will be a significant supplier for the new Airbus A350 XWB (Xtra Wide-Body) after the development stage of the program. Sales related to the large commercial aircraft market, some of which may be used in military applications, represented approximately 99% of our net revenues for the twelve-month period ended December 31, 2012.

        We derive our revenues primarily through long-term supply agreements with Boeing and Airbus. For the twelve months ended December 31, 2012, approximately 84% and 9% of our net revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier of 97% of the products we sell to Boeing and Airbus, as measured by the dollar value of products sold. We are a critical partner to our customers due to the broad range of products we currently supply to them and our leading design and manufacturing capabilities using both metallic and composite materials. Under our supply agreements with Boeing and Airbus, we supply products for the life of the aircraft program (other than the A350 XWB and A380), including commercial derivative models. For the A350 XWB and A380, we have long-term requirements contracts with Airbus that cover a fixed number of product units at established prices.

        Since Spirit's incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Israel Aerospace Industries, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines, Continental Airlines and American Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita and Chanute, Kansas; Kinston, North Carolina; Saint-Nazaire, France and Subang, Malaysia.

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

        In connection with the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing's exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the Boeing Acquisition. The supply agreement is a requirements contract covering certain products such as fuselages, struts/pylons and wing components for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models. Pricing for existing products on in-production models is contractually set through May 2013, with average prices decreasing at higher volume levels and increasing at lower volume levels. We also entered into a long-term supply agreement for Boeing's new B787 aircraft covering the life of this aircraft program, including commercial derivatives. Under this contract we are Boeing's exclusive supplier for the forward fuselage, fixed and moveable leading wing edges and engine pylons for the B787. Pricing for the initial configuration of the B787-8 model is generally set through 2021, with prices decreasing as cumulative production volume levels are achieved. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes, including design changes from the contract configuration baseline. We have negotiated with Boeing an amendment to the B787 Supply Agreement on statement of work for the B787-9.

        On April 1, 2006, we acquired BAE Aerostructures, which was subsequently renamed Spirit AeroSystems (Europe) Limited ("Spirit Europe"). Spirit Europe manufactures leading and trailing wing edges and other wing components for commercial aircraft programs for Airbus and Boeing. The BAE Acquisition provided us with a foundation to increase future sales to Airbus, as Spirit Europe is a key supplier of wing and flight control surfaces for the A320 platform, Airbus' core single-aisle program, and of wing components for the A380 platform, one of Airbus' most important new programs and the world's largest commercial passenger aircraft. In July 2008, Spirit Europe was awarded a contract with Airbus to design and assemble a major wing structure for the A350 XWB program. Under our supply agreements with Airbus, we supply most of our products for the life of the aircraft program (other than the A350 XWB and A380), including commercial derivative models, with pricing determined through 2015. For the A380 and A350 XWB, we have long-term requirements contracts with Airbus that cover a fixed number of units.

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

        As the expiration of the established pricing terms approaches, Boeing and Spirit are negotiating pricing for a period to be agreed upon by the parties. Boeing and Spirit are required to negotiate the pricing for such additional period in good faith based on then-prevailing U.S. market conditions for forward fuselages, B737 fuselages and B737/B777 struts and nacelles and based on then-prevailing global market conditions for all other products. If the parties are unable to agree upon pricing, then, until such dispute is resolved, pricing will be determined according to the price as of the expiration of the initial eight-year period, adjusted using the then-existing quantity-based price adjustment formula and annual escalation until such time as future pricing is agreed.

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

        Termination of Airplane Program.    If Boeing decides not to initiate or continue production of a Boeing commercial aircraft model B737, B747, B767 or B777 or commercial derivative because it determines there is insufficient business basis for proceeding, Boeing may terminate such model or derivative, including any order therefor, by written notice to Spirit. In the event of such a termination, Boeing will be liable to Spirit for any orders issued prior to the date of the termination notice and may also be liable for certain termination costs.

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

        Pricing.    Pricing for the initial configuration of the B787-8 base model that is currently in production is generally established through 2021, with prices decreasing as cumulative volume levels are met over the life of the program. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes, including design changes from the contract configuration baseline. As outlined in the amendment to the B787 Supply Agreement dated May 12, 2011 (the "B787 Amendment"), both parties will participate in an annual price adjustment process, which will involve an evaluation of the cost impact to Spirit as a result of changes made by Boeing. The price adjustments will be calculated using a mutually agreed methodology. The evaluations will take place and conclude in the first quarter of each calendar year beginning in 2014 and will be applied retroactively. The parties have agreed to negotiate, in good faith, the prices for future commercial derivatives such as the B787-9, based on principles consistent with the B787 Supply Agreement terms as they relate to the B787-8 model.

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

        Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2012, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was $629.8 million.

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

Our Products

        We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections; (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components; and (3) Wing Systems, which includes wing systems and components, flight control surfaces and other miscellaneous structural parts. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant for the A350 XWB in Saint-Nazaire, France. The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas, and the Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia and Kinston, North Carolina. Fuselage Systems, Propulsion Systems and Wing Systems represented approximately 48%, 26%, and 26%, of our net revenues for the twelve months ended December 31, 2012, respectively. All other activities fall within the All Other segment, representing less than 1% of our net revenues for the twelve months ended December 31, 2012, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita.

  Commercial Aircraft Structures

        We principally design, engineer and manufacture commercial aircraft structures such as fuselages, nacelles (including thrust reversers), struts/pylons, wings and wing assemblies and flight control surfaces. We are the largest independent supplier of aerostructures to Boeing and one of the largest independent suppliers of aerostructures to Airbus. Sales related to the commercial aircraft structures market, some of which may be used in military applications, represented approximately 99% of our net revenues for the year ended December 31, 2012.

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

  Military Equipment

        In addition to providing aerostructures for commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We have been awarded a significant amount of work for the 737 P-8A, 737 C40 and 767 KC-46 Tanker. The 737 P-8A, 737 C40 and 767 Tanker are commercial aircraft modified for military use. Other military programs for which we provide products are AWACS (E-6), the development of the Sikorsky CH-53K, and various other programs.

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

  Aftermarket

        We continue to broaden our base for aftermarket support of the products we design and build. We have developed our global sales and marketing channel for spare parts, with sales offices in Singapore, Ireland, China and the U.S. Our Spirit catalog has over 14,000 parts that we are selling directly to the marketplace by virtue of having obtained parts manufacturing approvals from the FAA. In the area of MRO we have repair stations in Wichita, Kansas, with FAA and European Aviation Safety Agency (EASA) certifications, and Prestwick, Scotland, which is EASA-certified with FAA certification pending. In addition, we operate an MRO repair station through a joint venture in Jinjiang, China, Taikoo Spirit AeroSystems Composite Company, Ltd., which holds Civil Aviation Administration of China certification and FAA and EASA approval.

        The following table summarizes our aftermarket products and services:

Product	Description	Aircraft Platform
Spares	Provides replacement parts and components support for:
	In production aircraft	B737NG, B747, B767, B777, B787, Gulfstream G280 and G650, A320 family, A330, A340, A380
	Out of production aircraft	B707, B727, B737 Classic, B757
Maintenance, Repair and Overhaul	Certified repair stations that provide complete on-site nacelle repair and overhaul; maintains global partnerships to support MRO services	B737, B747, B757, B767, B777 and G650 nacelles, and G650 and G280 wing components
Rotable Assets	Maintain a pool of rotable assets for exchange and/or lease	B737, B747, B757, B767, B777

Our Competitive Strengths

        We believe our key competitive strengths include:

        Leading Position in the Growing Commercial Aerostructures Market.    We are one of the largest independent non-OEM commercial aerostructures manufacturers with an estimated 16% market share of the global market. Based on their published aircraft backlog figures, Boeing and Airbus had a combined backlog of 9,055 commercial aircraft as of December 31, 2012, and 8,208 commercial aircraft as of December 31, 2011. We are under contract to provide aerostructure products for approximately 97% of the aircraft that comprise this commercial aircraft backlog. We are currently the sole-source supplier of 97% of the products we sell to Boeing and Airbus, as measured by dollar value of the products sold. The significant Boeing and Airbus aircraft order backlog for scheduled deliveries between 2013-2015, and our strong relationships with Boeing and Airbus, should enable us to continue to profitably grow our core commercial aerostructures business.

        Participation on High-Volume and Major Growth Platforms.    We derive a high proportion of our Boeing revenues from the high-volume B737 program and a high proportion of our Airbus revenues from the high-volume A320 program. Boeing's backlog consists of approximately 3,074 B737s (more than seven years of backlog at current build rates) and Airbus' backlog consists of approximately 2,902 A320s (more than seven years of backlog at current build rates). The B737 and A320 families are Boeing's and Airbus' best-selling commercial airplanes, respectively. We have also been awarded a significant amount of work on major twin-aisle programs, the B777, B787 and A350 XWB.

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

        Under our supply agreements with Airbus, we supply most of our products for the life of the aircraft program, including commercial derivative models. For the A380 and A350 XWB, we have long-term requirements contracts with Airbus that cover a fixed number of units. We are currently the sole-source supplier for approximately 63% of the products, as measured by dollar volume, that we sell to Airbus.

        Strong Incumbent and Competitive Position.    We have a strong incumbent position on the products we currently supply to Boeing and Airbus, forged by long-standing relationships and long-term supply agreements with Boeing and Airbus. Many members of our management team have a long history of working with Boeing and Airbus as employees of our predecessors, Boeing Wichita and BAE Aerostructures. Our relationship with Boeing is further strengthened by the fact that many members of our management team are former Boeing executives or managers. We believe our management team possesses inherent knowledge of and relationships with Boeing and Airbus that may not exist to a corresponding degree between other suppliers and these two OEMs.

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

        Industry-Leading Technology, Design Capabilities and Manufacturing Expertise.    Our predecessor, Boeing Wichita, had over 75 years of experience designing and manufacturing large-scale, complex aerostructures and we possess industry-leading engineering capabilities that include significant expertise in structural design and technology, use of metallic and composite materials, stress analysis, systems engineering and acoustics technology. With approximately 1,700 degreed engineering and technical employees (including over 50 degreed contract engineers) and access to 178 degreed engineers from Spirit-Progresstech (our joint venture with Progresstech LTD), we possess knowledge and manufacturing know-how that customers depend on and that would be difficult for other suppliers to replicate. In addition to our engineering expertise, we have strong manufacturing and technological capabilities. Our manufacturing processes are highly automated, delivering efficiency and quality, and we have expertise in manufacturing aerostructures using both metallic and composite materials. We have strong technical expertise in bonding and metals fabrication, assembly, tooling and composite manufacturing, including the handling of all composite material grades and fabricating large-scale complex contour composites. We provide aftermarket support for the products we design and build.

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

        Competitive and Predictable Cost Structure.    Following the Boeing Acquisition, we entered into new labor contracts with our unions that established wage levels that are aligned with the local market. We also changed work rules and significantly reduced the number of job categories, resulting in greater flexibility in work assignment programs and increased productivity. Over the past three years, we successfully negotiated long-term labor agreements with each of the five unions representing factory and office workers in our U.S. locations. As a result, we expect our labor costs to be stable and predictable through 2019.

        We have also continued to implement a number of operational efficiency improvements, including global sourcing to reduce supplier costs. It is our belief that our competitive cost structure has positioned us to win new business.

        Experienced Management Team.    We have an experienced and proven management team with significant aerospace industry experience. Our management team has successfully expanded our business and established the stand-alone operations of our business, and is actively working to reduce costs. Many of our executives and senior managers have lengthy experience working for or with our primary customers, including Boeing and Airbus, which provides us with detailed insight into how we can better serve our customers.

Our Business Strategy

        Our goal is to remain a leading aerostructures manufacturer and to increase revenues while maximizing our profitability and growth. Our strategy includes the following:

        Support Increased Aircraft Deliveries.    Our determination to meet or exceed the expectations of Boeing, Airbus and our other existing customers continues as our core business strategy. Our customers expect us to deliver high-quality products on schedule. We constantly focus on improving our manufacturing efficiency, maintaining our high standards of quality, and delivering our products on-time to meet these expectations. With the significant levels of Boeing and Airbus announced production rate increases on certain programs, we expect our output to grow on the programs year over year for the next three to five years. We are focused on supporting our customers' increase in new aircraft production that includes the B787, Gulfstream G280 and G650, and A350 XWB, as well as key programs that include the Boeing B737 and B777, and the Airbus A320. We are improving our manufacturing processes, properties and facilities to accommodate these increases in production and the change in model mix of existing aircraft. For the twelve months ended December 31, 2012, we delivered 595 Boeing ship sets (one ship set represents a full set of components for one airplane), as compared to 520 Boeing ship sets for the twelve months ended December 31, 2011. For the twelve months ended December 31, 2012, we delivered 561 Airbus ship sets, as compared to 520 Airbus ship sets for the twelve months ended December 31, 2011. We believe we are well positioned to meet the increased demand for our products by our customers.

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

        Business & Regional Jets: We have a strong presence in the business and regional jet markets with Propulsion contracts from three major OEMs (Rolls-Royce, Mitsubishi and Bombardier) and Aerostructures contracts for two new Gulfstream programs (G280 and G650). Although the business jet market has been slower to recover than civil transport, Spirit believes that it is well positioned to respond to the volume production which may ultimately be required in this sector.

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

        Continued Improvement to our Low-Cost Structure for Mature Program Production.    We remain focused on further reducing costs and we have identified and begun to implement several such opportunities in our business, particularly around our mature programs. We expect that most of our future cost-saving opportunities will arise from increased productivity, continued outsourcing of non-core activities, and improved procurement and sourcing through our global sourcing initiatives as we increase production rates on several of our programs. We believe our strategic sourcing expertise should allow us to develop and manage low-cost supply chains in Asia and Central Europe. As part of our plans for low-cost supply chains, we opened a manufacturing plant in Subang, Malaysia in 2009, which currently focuses on building composite assemblies for our Airbus A320 program but which we expect to expand to include components of the Airbus A350 XWB and Boeing B787 programs. One of our goals is to continue to increase our material sourcing from low-cost regions across all programs.

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

        Improve New Program Performance.    As evidenced by the forward loss charges that were recorded in 2012 and prior years, management of new program risk has been challenging. Despite this past performance, we remain committed to improving the cost structures of these programs by focusing on a few key areas that drive much of what has been recorded as forward loss. Throughout the life cycle of a new program, we have opportunities to improve and apply what we have learned over the last several years. Key opportunities include improving the way we manage engineering changes with our customers, the way we engage both our customers and suppliers to incorporate cost saving designs and ultimately how we transition through the early stages of production to full rate production. We are currently exploring all of these areas for current and future savings.

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

Customers

        Our primary customers are aircraft OEMs. Boeing and Airbus are our two largest customers. We are the largest independent aerostructures supplier to Boeing and one of the largest independent suppliers to Airbus. We entered into long-term supply agreements with our customers to provide aerostructure products to aircraft programs. As of December 31, 2012, virtually all of the products we sell are under long-term contracts and 97% of those products, as measured by dollar value of products sold, are supplied by us on a sole-sourced basis.

        We have good relationships with our customers due to our diverse product offerings, leading design and manufacturing capabilities using both metallic and composite materials, and competitive pricing.

        Boeing.    For the twelve months ended December 31, 2012, approximately 84% of our revenues were from sales to Boeing. We have a strong relationship with Boeing given our predecessor's 75+ year history as a Boeing division. Many members of our senior management team are former Boeing executives or managers who have longstanding relationships with Boeing and continue to work closely with Boeing. As part of the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing's exclusive supplier for substantially all of the products and services provided by Boeing Wichita prior to the Boeing Acquisition for the life of the programs. In addition, Boeing selected us to be the design leader for the Boeing B787 forward fuselage based in part on our expertise with composite technologies.

        We believe our relationship with Boeing is unmatched in the industry and will allow us to continue to be an integral partner with Boeing in the designing, engineering and manufacturing of complex aerostructures.

        Airbus.    For the twelve months ended December 31, 2012, approximately 9% of our revenues were from sales to Airbus. As a result of the BAE Acquisition, we became one of the largest independent aerostructures suppliers to Airbus, and we have expanded our relationship through new business wins. Under our supply agreement with Airbus, we supply products for the life of the aircraft program, including commercial derivative models, with pricing determined through 2015. For the A350 XWB and A380 programs, we have long-term requirements contracts with Airbus that cover a fixed number of units. We believe we can leverage our relationship with Airbus and our history of delivering high-quality products to further increase our sales to Airbus and continue to partner with Airbus on new programs going forward.

        We are a significant supplier of the composite fuselage structure for the new Airbus A350 XWB. To accommodate this and other work, we expanded our operations in 2011 with the opening of a manufacturing facility in Kinston, North Carolina and a new assembly plant in Saint-Nazaire, France, which will assemble the center fuselage sections it receives from the Kinston, North Carolina facility before transporting the completed assembled unit to Airbus. In addition, we have a contract with Airbus to design and manufacture a major wing structure for the A350 XWB program. Spirit Europe designs and assembles the wing leading edge structure primarily at its facility in Prestwick, Scotland. The composite front spar is built at the facility in Kinston, North Carolina with sub-assemblies being manufactured at the Spirit AeroSystems Malaysia facility in Subang, Malaysia.

        Although most of our revenues are obtained from sales inside the U.S., we generated $785.7 million, $653.1 million, and $498.4 million in sales to international customers for the twelve months ended December 31, 2012, December 31, 2011, and December 31, 2010, respectively, primarily to Airbus.

        The following chart illustrates the split between domestic and foreign revenues (dollars in millions):

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$4,612.0	85%	$4,210.7	87%	$3,674.0	88%
International
United Kingdom	470.4	9	422.6	8	400.4	10
Other	315.3	6	230.5	5	98.0	2

Total International	785.7	15	653.1	13	498.4	12

Total Revenues	$5,397.7	100%	$4,863.8	100%	$4,172.4	100%

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

Expected Backlog

        As of December 31, 2012, our expected backlog associated with large commercial aircraft, regional jet, business jet, and military equipment deliveries through 2017, calculated based on contractual product prices and expected delivery volumes, was approximately $35.3 billion. This is an increase of $3.5 billion from our corresponding estimate as of the end of 2011 reflecting the fact that Airbus and Boeing new orders exceeded deliveries in 2012. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing and Airbus announced backlog on our supply agreements. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2012 may not necessarily represent the actual amount of deliveries or sales for any future period.

Manufacturing and Engineering

  Manufacturing

        Our expertise is in designing, engineering and manufacturing large-scale, complex aerostructures. We maintain eight state-of-the-art manufacturing facilities in Wichita, Kansas; Chanute, Kansas; Tulsa, Oklahoma; McAlester, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Saint-Nazaire, France; and Subang, Malaysia.

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

  Engineering

        Spirit employs approximately 1,700 engineers and technical employees, including over 50 contract engineers. In addition, we currently contract the work of approximately 800 engineers from engineering services firms worldwide. This includes 178 engineers through Spirit-Progresstech LLC, a joint venture we entered into with Progresstech LTD of Moscow, Russia in November 2007.

        Spirit employs 32 technical fellows who are experts in engineering and who keep the Company current with new technology by producing technical solutions for new and existing products and processes. We also employ 16 FAA designated engineering representatives (DER) and an additional 15 engineers who are in the process of becoming designees. The DERs are experienced engineers appointed by the FAA to approve engineering data and witness compliance testing used for certification.

        The primary purpose of the engineering organization is to provide continuous support for ongoing design, production and process improvements. We possess a broad base of engineering skills for design, analysis, test, certification, tooling and support of major fuselage, wing and propulsion assemblies using both metallic and composite materials.

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

  Research and Development

        We believe that world-class research and development helps to maintain our position as an advanced partner to our OEM customers' new product development teams. As a result, we spend significant capital and financial resources on our research and development, including approximately $34.1 million during the year ended December 31, 2012, approximately $35.7 million during the year ended December 31, 2011, and approximately $51.5 million during the year ended December 31, 2010. Through our research, we strive to develop unique intellectual property and technologies that will improve our OEM customers' products and, at the same time, position us to win work on new products. Our development effort, which is an ongoing process that helps us reduce production costs and streamline manufacturing, is currently focused on preparing for initial production of new products and improving manufacturing processes on our current work.

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

Suppliers and Materials

        The principal raw materials used in our manufacturing operations are aluminum, titanium, steel and carbon fiber. We also purchase metallic parts, non-metallic parts, and machined components. In addition, we procure subassemblies from various manufacturers which are used in the final aerostructure assembly.

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

        Prestwick Facility.    BAE Systems indemnified us, subject to certain contractual limitations and conditions, for any clean-up costs and other losses, liabilities, expenses and claims related to existing pollution at the Prestwick facility, existing pollution that migrates from the Prestwick facility to a third party's property and any pollution that migrates to the Prestwick facility from the property retained by BAE Systems. Subject to certain exceptions, the indemnity has an aggregate liability cap of £40.0 million. As of December 31, 2012, we do not anticipate reaching the liability cap.

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

Competition

        Although we are one of the largest independent non-OEM aerostructures suppliers, based on annual revenues, with an estimated 17% share of the global non-OEM aerostructures market, this market remains highly competitive and fragmented. Our primary competition currently comes from either work performed by internal divisions of OEMs or other first-tier suppliers, but direct competition continues to grow.

        Our principal competitors among OEMs include Airbus (including their wholly-owned subsidiaries Aerolia SAS, and Premium Aerotech GmbH), Boeing, Dassault Aviation, Embraer Brazilian Aviation Co., Gulfstream Aerospace Co., United Technologies Corporation, and Textron Inc. These OEMs may choose not to outsource production of aerostructures due to their own direct labor and overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce parts in-house or to outsource them. Offset requirements from customers of OEMs may also drive some decisions relative to their business model for production.

        Our principal competitors among non-OEM aerostructures suppliers are Aircelle S.A., Alenia Aeronautica, Fuji Heavy Industries, Ltd., GKN Aerospace, Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Sonaca, Triumph Group, Inc., Latecoere S.A., and Nexcelle. Our ability to compete for new aerostructures contracts depends upon (1) our design, engineering and manufacturing capabilities, (2) our underlying cost and pricing structure, (3) our business relationship with OEMs, and (4) our available manufacturing capacity. Some of our competitors have greater resources than we do and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply-chain management and sales and marketing, and we may not have enough resources to make such investments.

Employees

        As of December 31, 2012, we had approximately 14,623 employees and approximately 159 contract labor personnel, located in our six U.S. facilities. Approximately 81% of our U.S. employees are represented by five unions. Our largest union is the International Association of Machinists and Aerospace Workers ("IAM"), which represents approximately 6,670 employees, or 46%, of the U.S. workforce. We successfully negotiated a new long-term ten-year contract with the IAM in 2010, which is in effect through June 25, 2020. In April 2012, certain employees at our Kinston, North Carolina facility voted to join the IAM. We successfully negotiated a new long-term contract with this portion of the IAM in December 2012, which is in effect through December 2024. The Society of Professional Engineering Employees in Aerospace — Wichita Technical and Professional Unit ("SPEEA — WTPU") represents approximately 2,209 employees, or 15%, of the U.S. workforce. In December of 2011, we successfully negotiated a new 9 1/2 year contract with SPEEA-WTPU, which is in effect through January 31, 2021. The International Union, Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") represents approximately 2,154 employees, or 15%, of the U.S. workforce. The UAW contract is in effect through November 30, 2020. The Society of Professional Engineering Employees in Aerospace — Wichita Engineering Unit ("SPEEA — WEU") represents approximately 817 employees, or 6%, of the U.S. workforce. We successfully negotiated a new contract with this union in 2012, which is in effect through December 1, 2018. The International Brotherhood of Electrical Workers ("IBEW") represents approximately 194 employees, or 1%, of the U.S. workforce. The IBEW contract is in effect through September 18, 2020.

        As of December 31, 2012, we had approximately 951 employees and approximately 72 contract labor personnel located in our two U.K. facilities. Approximately 668, or 70%, of our U.K. employees are represented by one union, Unite (Amicus Section). Currently, pay agreements with the Unite union are negotiated on an annual basis. Wages are typically the primary subject of our negotiations, while other contract terms generally remain the same from year to year until both parties agree to change them (either separately or in the aggregate). The pay agreement for the Unite union employees expired January 1, 2013. We continue to work under the prior agreement as we negotiate a new pay agreement with the manual workforce.

        As of December 31, 2012, we had approximately 536 employees and approximately 15 contract labor personnel in our Malaysia facility. None of our Malaysia employees are currently represented by a union.

        As of December 31, 2012, we had approximately 64 employees and approximately 23 contract labor personnel in our French facilities. None of our France employees are currently represented by a union.

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

        Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the twelve months ended December 31, 2012, approximately 84% and 9% of our net revenues were generated from sales to Boeing and Airbus, respectively. Although our strategy, in part, is to diversify our customer base by entering into supply arrangements with additional customers, we cannot give any assurance that we will be successful in doing so. Even if we are successful in obtaining and retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future. Although we are a party to various supply contracts with Boeing and Airbus which obligate Boeing and Airbus to purchase all of their requirements for certain products from us, those agreements generally do not require specific minimum purchase volumes. In addition, if we breach certain obligations under these supply agreements and Boeing or Airbus exercises its right to terminate such agreements, our business will be materially adversely affected. Boeing and Airbus have the contractual right to cancel their supply agreements with us for convenience, which could include the termination of one or more aircraft models or programs for which we supply products. Although Boeing and Airbus would be required to reimburse us for certain expenses, there can be no assurance these payments would adequately cover our expenses or lost profits resulting from the termination. In addition, we have agreed to a limitation on recoverable damages if Boeing wrongfully terminates our main supply agreement with respect to any model or program. If this occurs, we may not be able to recover the full amount of our actual damages. Furthermore, if Boeing or Airbus (1) experiences a decrease in requirements for the products which we supply to it; (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply-chain problem or a decrease in orders from its customers; or (3) files for bankruptcy protection; our business, financial condition and results of operations could be materially adversely affected.

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

        For the twelve months ended December 31, 2012, approximately 47% of our net revenues were generated from sales of components to Boeing for the B737 aircraft. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and the military P-8A Poseidon derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model. Boeing has publicly announced its intention to replace the B737 with a next-generation single-aisle aircraft program named the Boeing 737 MAX, which will be a commercial derivative of the B737. However, if Boeing does not follow through on this announced intention and develops a next-generation program to replace the B737 which is not a commercial derivative, we may not have the next-generation technology, engineering and manufacturing capability necessary to obtain significant aerostructures supply business for such replacement program, may not be able to provide components for the replacement program at competitive prices or, for other reasons, may not be engaged by Boeing to the extent of our involvement in the B737 or at all. If we were unable to obtain significant aerostructures supply business for any B737 replacement program, our business, financial condition and results of operations could be materially adversely affected.

     Our business depends, in part, on the success of a new model aircraft, the B787.

        The success of our business will depend, in part, on the success of Boeing's new B787 program, for which we are a Tier I supplier. Following several announced delays, Boeing began commercial deliveries of the B787 in November 2011. On January 16, 2013, following two recent incidents with the B787 involving lithium ion battery failures, the FAA issued an emergency airworthiness directive to address a potential battery fire risk and to require airlines to temporarily cease operations, and caused Boeing to suspend deliveries, of the B787 aircraft. Following the FAA's directive, civil aviation authorities in several other jurisdictions took similar action to cover the fleets operating in their jurisdictions. As a result, all B787 aircraft are currently grounded while Boeing works to develop a corrective action plan. These events have not yet resulted in any production delays, but could lead to delivery delays in the future, or otherwise impact the future of the program. In addition, any corrective action which Boeing is required to take could lead to increased production costs, reduced efficiency of the aircraft and lower demand. Amounts capitalized into inventory represent our primary working capital exposure to the B787 delays. In the third quarter of 2012, we recognized a $184.0 million forward loss on the B787 wing program resulting in continued zero margin deliveries in our first contract accounting block. If Boeing is unable to meet currently anticipated production levels or if we are not able to achieve our cost reduction plan or successfully negotiate through the annual price adjustment provided for in the B787 Amendment, we could be required to recognize additional forward losses in our current contract accounting block. Any additional delays in the B787 program could further impact our cash flows from operations and could materially adversely affect our business, financial condition and results of operations. Reduced demand for the aircraft or termination of the airplane program could also materially adversely affect our business, financial condition and results of operations.

     We may be required to repay Boeing up to approximately $629.8 million of advance payments related to the B787 Supply Agreement. The advances must be repaid in the event that Boeing does not take delivery of a sufficient number of ship sets prior to the termination of the aircraft program.

        In December 2010, Spirit and Boeing entered into a memorandum of agreement and a settlement agreement regarding certain claims associated with the development and production of the B787 airplane. As part of these agreements, Spirit received a payment in December 2010, which was recorded as deferred revenue (short-term) within the consolidated balance sheet pending finalization of a contract amendment which would contain the final settlement terms.

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

        Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2012, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $629.8 million.

     We may be required to repay Airbus up to approximately $246.3 million of advance payments. The advances must be repaid in the event that Airbus does not take delivery of a sufficient number of ship sets prior to the date set out in the advance agreement.

        In February 2012, Spirit and Airbus entered into an agreement whereby Spirit received a series of payments totaling $250.0 million, which were recorded as advance payments within our consolidated balance sheet.

        The agreement provides for repayment of the $250.0 million in cash advances made by Airbus to be offset against the purchase price of the first 200 Section 15 A350 XWB ship sets delivered to Airbus prior to December 31, 2017. If in the course of 2015, Airbus, in its reasonable opinion, anticipates 200 units will not be ordered and paid for by the end of 2017, both Airbus and Spirit will agree in the first quarter of 2016 on a revised repayment amount to ensure the entire advance is repaid prior to December 31, 2017. In no circumstance would the repayment amount exceed the recurring price of each ship set.

        Portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2012, the amount of advance payments received by us from Airbus under the advance agreement and not yet repaid or recognized as revenue was approximately $246.3 million.

     The profitability of certain development programs depends significantly on the assumptions surrounding satisfactory settlement of claims and assertions.

        For certain of our new development programs, we regularly commence work or incorporate customer requested changes prior to negotiating pricing terms for engineering work or the product which has been modified. We typically have the legal right to negotiate pricing for customer directed changes. In those cases, we assert to our customers our contractual rights to obtain the additional revenue or cost reimbursement we expect to receive upon finalizing pricing terms. An expected recovery value of these assertions is incorporated into our contract profitability estimates when applying contract accounting. Our inability to recover these expected values, among other factors, could result in the recognition of a forward loss on these programs and could have a material adverse effect on our results of operations.

        For the G650 program, we currently have $102.0 million of accounts receivable that are related to Gulfstream short-paid invoices for deliveries from 2010 through the present. While we believe that this amount is collectible, we are currently in contractual negotiations with Gulfstream to collect this amount and recover other disputes under our contract. If we are unable to collect this amount or if it becomes part of an overall negotiation, recognition of additional forward losses on the G650 program could be required and the future cash flows of the Company could be significantly impacted.

     We have recorded significant charges associated with new programs and face continued risk on these programs.

        New programs with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new aircraft program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new programs to the customer's satisfaction or manufacture products at our estimated costs, if we were to experience unexpected fluctuations in raw material prices or supplier problems leading to cost overruns, if we were unable to successfully perform under revised design and manufacturing plans or successfully resolve claims and assertions, or if a new program in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems, our business, financial condition and results of operations could be materially adversely affected. Some of these risks have affected our new programs to the extent that we have recorded significant forward losses and maintain certain of our new programs at zero or low margins due to our inability to overcome the effects of these risks. We continue to face similar risks as well as the potential for default, quality problems, or inability to meet weight requirements and these could result in continued zero or low margins or additional forward losses, and the risk of having to write-off additional inventory if it were deemed to be unrecoverable over the life of the program. In addition, beginning new work on existing programs also carries risks associated with the transfer of technology, knowledge and tooling.

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

        On April 14, 2012, our Wichita, Kansas facility experienced a severe weather event, including a tornado, which caused significant damage to certain buildings and disrupted utilities. Following the severe weather event, we suspended operations through April 22, 2012, to ensure the safety of our employees, evaluate damage, and initiate plans for systematically bringing production back online. The Company's work-in-process and production equipment generally remained intact, and the Company resumed production on April 23, 2012, although some inefficiencies continued thereafter as a result of the damage and repair efforts. On October 19, 2012, the Company reached an agreement with its insurers on a final settlement for all claims relating to the April 14, 2012 severe weather event. Under the terms of this settlement the insurers agreed to pay to the Company $234.9 million (including payments previously made) to resolve all property damage, clean-up and recovery costs related to the severe weather event as well as all expenses incurred to make up for the interruption of production and to reduce further disruptions. Under the settlement agreement, the Company assumes all risk involving the severe weather event on April 14, 2012. While the Company believes that most past and future charges relating to the severe weather event will be offset by the insurance settlements there can be no assurance that complete offsetting will occur. In the event our damage, clean-up and recovery costs and business interruption-related expenses significantly exceed the amount of the insurance settlement, our financial condition and results of operations could be materially adversely impacted.

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

        Our principal competitors among aerostructures suppliers are Aircelle S.A., Alenia Aeronautica, Fuji Heavy Industries, Ltd., GKN Aerospace, Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Sonaca, Triumph Group, Inc., Latecoere S.A., and Nexcelle. Some of our competitors have greater resources than we do and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply-chain management and sales and marketing, and we may not have enough resources to make such investments. For these reasons, we may not be able to compete successfully in this market or against our competitors, which could have a material adverse effect on our business, financial condition and results of operations.

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

     New regulations related to conflict minerals could adversely impact our business.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in fiscal 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including diligence to determine the sources of conflict minerals used in our products and other potential changes to processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

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

     In order to be successful, we must attract, retain, train, motivate, develop and transition key employees, and failure to do so could harm our business.

        In order to be successful, we must attract, retain, train, motivate, develop and transition qualified executives and other key employees, including those in managerial, manufacturing and engineering positions. Identifying, developing internally or hiring externally, training and retaining qualified executives and engineers are critical to our future, and competition for experienced employees in the aerospace industry and in particular, Wichita, Kansas where the majority of our manufacturing and executive offices are located, can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and share-based compensation. Our share-based incentive awards consist primarily of restricted stock grants, some of which are conditioned on our achievement of certain designated financial performance targets, which makes the size of a particular year's award uncertain. In addition, the value of our share-based incentive awards depends on Spirit's stock price, which declined by approximately 18% during 2012. If employees do not receive share-based incentive awards with a value they anticipate, if our share-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, or if we do not obtain the shareholder approval needed to continue granting share-based incentive awards in the amounts we believe are necessary, our ability to attract, retain, and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.

        In November 2012, our President and Chief Executive Officer, Jeffrey Turner, advised our board of directors of his intention to retire in early 2013, and our board of directors is in the process of evaluating candidates to succeed Mr. Turner. If we are unable to select the appropriate candidate as Mr. Turner's successor and successfully manage the transition of responsibility to the successor and other executive officers, that could have a material adverse effect on our business, operating results or financial condition.

     We are subject to the requirements of the National Industrial Security Program Operating Manual ("NISPOM") for our Facility Security Clearance ("FCL"), which is a prerequisite for our ability to perform on classified contracts for the U.S. Government.

        A Department of Defense ("DOD") FCL is required for a company to be awarded and perform on classified contracts for the DOD and certain other agencies of the U.S. Government. From time to time we have performed and may perform on classified contracts, although we did not generate any revenues from classified contracts for the twelve months ended December 31, 2012. We have obtained an FCL at the "Secret" level. Due to the fact that more than 50% of our voting power is effectively controlled by a non-U.S. entity (Onex), we are required to operate in accordance with the terms and requirements of our Special Security Agreement ("SSA") with the DOD. If we were to violate the terms and requirements of our SSA, the NISPOM, or any other applicable U.S. Government industrial security regulations, we could lose our FCL. We cannot give any assurance that we will be able to maintain our FCL. If for some reason our FCL is invalidated or terminated, we may not be able to continue to perform under our classified contracts in effect at that time, and we would not be able to enter into new classified contracts, which could adversely affect our revenues.

     We derive a significant portion of our net revenues from direct and indirect sales outside the United States and are subject to the risks of doing business in foreign countries.

        We derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the United States. In addition, for the twelve months ended December 31, 2012, direct sales to our non-U.S. customers accounted for approximately 15% of our net revenues. We expect that our and our customers' international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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

        This risk particularly applies to products such as the Boeing B787, for which we had delivered ninety-nine production articles as of December 31, 2012 since the inception of the program, and in respect of which our performance at the contracted price depends on our being able to achieve production cost reductions as we gain production experience. Pricing for the initial configuration of the B787-8, the base model currently in production, is generally established through 2021, with prices decreasing as cumulative volume levels are achieved. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes. When we negotiated the B787-8 pricing, we assumed that favorable trends in volume, learning curve efficiencies and future pricing from suppliers would reduce our production costs over the life of the B787 program, thus maintaining or improving our margin on each B787 we produced. We cannot give any assurance that our development of new technologies or capabilities will be successful or that we will be able to reduce our B787 production costs over the life of the program. Our failure to reduce production costs as we have anticipated could result in the need to record additional forward losses for this program.

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

        Certain of our long-term supply agreements provide for re-negotiation of established pricing terms at specified times. In particular, pricing terms under our supply agreement with Boeing for the B737, B747, B767 and B777 platforms, which accounted for 71% of our net revenues in 2012, expire in May 2013. As the expiration of the established pricing terms approaches, we are negotiating pricing with Boeing for a period to be agreed upon by the parties. We are required to negotiate the pricing for such additional period in good faith based on then-prevailing U.S. market conditions for forward fuselages, B737 fuselages and B737/B777 struts and nacelles and based on then-prevailing global market conditions for all other products. If we are unable to agree upon pricing, then, until such dispute is resolved, pricing will be determined according to the existing prices, adjusted using a quantity-based price adjustment formula and specified annual escalation until such time as future pricing is agreed. If we agree on future pricing that provides us with operating margins that are lower than those which we currently experience, or if we are unable to agree on new pricing terms and the default pricing terms remain in effect for a period of time, our business, financial condition and results of operations could be materially adversely affected.

     There is the potential for a number of individual age discrimination lawsuits related to an earlier class action lawsuit, which could potentially result in substantial costs, diversion of management's attention and resources, and negative publicity.

        In December 2005, a lawsuit was filed against Spirit, Onex and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The asset purchase agreement from the Boeing Acquisition requires Spirit to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita, which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. On June 30, 2010, the U.S. District Court granted defendants' dispositive motions, finding that the case should not be allowed to proceed as a class action. Following plaintiffs' appeal, on August 27, 2012 the Tenth Circuit Court of Appeals affirmed the District Court's ruling in all respects. The district court has now set certain deadlines for certain prospective plaintiffs to bring individual claims. In the event this litigation continues, the Company intends to continue to vigorously defend itself. Individual lawsuits could result in substantial costs, divert management's attention and resources from our operations and negatively affect our public image and reputation. An unfavorable outcome or prolonged litigation related to these matters could materially harm our business.

     If we are unable to protect our information technology infrastructure against service interruptions, data corruption, cyber-based attacks or network security breaches, our operations could be disrupted.

        We rely on information technology networks and systems to manage and support a variety of business activities, including procurement and supply chain, engineering support, and manufacturing. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. In addition, security breaches could result in unauthorized disclosure of confidential information. If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our manufacturing process could be disrupted resulting in late deliveries or even no deliveries if there is a total shutdown.

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

        We spent approximately $34.1 million on research and development during the twelve months ended December 31, 2012. Our expenditures on our research and development efforts may not create any new sales opportunities or increases in productivity that are commensurate with the level of resources invested.

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

     We identified a material weakness in our internal control over financial reporting.

        Generally accepted auditing standards define a material weakness as a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our annual financial statements as of and for the twelve months ended December 31, 2012, we concluded that we had a material weakness in our internal control over financial reporting as described below:

  •
  We did not maintain effective controls over the completeness, accuracy and valuation of inventory and cost of goods sold. Specifically controls over contract accounting estimates related to the Gulfstream G280 and G650 programs were not operating effectively in order to ensure that (1) the bill of materials used in the accounting estimate was complete and provided a sound basis for estimating future costs and (2) the evaluation of current actual trends impacting prior estimates of supply chain and labor costs were identified and incorporated into the accounting estimate on a timely basis. This control deficiency resulted in audit adjustments to the cost of sales and inventory accounts and related financial disclosures within the Company's consolidated financial statements. These adjustments consisted of a $10.0 million increase in cost of sales related to a bill of material error in the first quarter of 2012 on the G280 program and a $10.0 million increase in cost of sales related to revised estimates of supply chain and labor costs in the fourth quarter of 2012, also on the G280 program. Both of these audit adjustments were recorded in the financial statements as additional forward loss provisions in the periods proposed with neither of the affected periods being misstated. If not remediated, this deficiency could result in future material misstatements of cost of sales and inventory accounts in the consolidated financial statements for both the G280 and G650 programs due to the overlap in processes and personnel between the two programs.

        Our efforts to remediate the aforementioned deficiencies in internal control over financial reporting are described further in Item 9A. Controls and Procedures.

        While we believe that we have a plan to remediate these deficiencies, we cannot be certain that additional material weaknesses or significant deficiencies will not develop or be identified. We are in the process of remediating our internal control deficiency over the cost estimation process for the G280 and G650 programs in Tulsa, Oklahoma. Any failure to maintain adequate internal control over financial reporting or to implement required, new or improved controls, or difficulties encountered in their implementation could cause us to report additional material weaknesses or other deficiencies in our internal control over financial reporting and could result in a reasonable possibility of errors or misstatements in the consolidated financial statements that would be material. The fact that our management and independent registered public accounting firm have concluded in their reports that our internal controls over financial reporting were not effective could lead investors to lose confidence in our reported financial information.

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

        As of December 31, 2012, we had total debt of approximately $1,176.2 million, including approximately $543.4 million of borrowings under our senior secured credit facility, $595.6 million of long-term bonds, a $13.4 million Malaysian loan, approximately $16.4 million of capital lease obligations, and $7.4 million in other debt obligations. In addition to our debt, as of December 31, 2012, we had $45.4 million of letters of credit and letters of guarantee outstanding.

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

  •
  increasing our cost of borrowing.

        Our existing senior secured revolving credit facility, which matures on April 18, 2017, is a significant source of liquidity for our business. The failure to extend or renew this agreement could have a significant effect on our ability to invest sufficiently in our programs, fund day to day operations, or pursue strategic opportunities.

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

        As of December 31, 2012, our corporate credit rating was affirmed at BB and placed on stable outlook by Standard & Poor's and was affirmed at Ba2 and placed on negative outlook by Moody's Investor Services.

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

  •
  advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

  •
  the authority of the board of directors to issue, without stockholder approval, up to 10 million shares of preferred stock with such terms as the board of directors may determine and an additional 55,738,264 shares of class A common stock (net of shares issued but subject to vesting requirements under our benefit plans and shares reserved for issuance upon conversion of outstanding shares of class B common stock) and an additional 125,409,562 shares of class B common stock (net of shares issued but subject to vesting requirements under our benefit plans).

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

        Because the Onex entities own more than 50% of the combined voting power of the common stock of Spirit Holdings, Spirit Holdings is deemed a "controlled company" under the rules of the New York Stock Exchange, or NYSE. As a result, Spirit Holdings qualifies for, and relies upon, the "controlled company" exception to the board of directors and committee composition requirements under the rules of the NYSE. Pursuant to this exception, Spirit Holdings is exempt from rules that would otherwise require that Spirit Holdings' board of directors be comprised of a majority of "independent directors" (as defined under the rules of the NYSE), and that Spirit Holdings' compensation committee and corporate governance and nominating committee be comprised solely of "independent directors," so long as the Onex entities continue to own more than 50% of the combined voting power of the common stock of Spirit Holdings. Spirit Holdings' board of directors consists of nine directors, seven of whom qualify as "independent." Spirit Holdings' compensation and corporate governance and nominating committees are not comprised solely of "independent directors." Spirit Holdings does not currently rely on the exemption related to board composition, although it may do so in the future. See "Management — Executive Officers and Directors" and "Committees of the Board of Directors."

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Significant Properties

        The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2012 are set forth below:

Location	Primary Use	Approximate Square Footage	Owned/Leased
United States
Wichita, Kansas(1)	Primary Manufacturing	11.1 million	Owned/Leased
	Facility/Offices/Warehouse
Chanute, Kansas(2)	Manufacturing Facility	60,000	Leased
Tulsa, Oklahoma	Manufacturing Facility	1.9 million	Leased
McAlester, Oklahoma	Manufacturing Facility	135,000	Owned
Kinston, North Carolina	Primary Manufacturing/Office/Warehouse	761,600	Leased
Nashville, Tennessee(3)	Office	15,000	Leased
United Kingdom
Prestwick, Scotland	Manufacturing Facility	901,000	Owned
Preston, England	Administrative Offices	28,000	Leased
Malaysia
Subang, Malaysia	Manufacturing	337,000	Owned/Leased
France
Saint-Nazaire, France	Primary Manufacturing/Office	58,800	Leased
Toulouse, France	Office	3,400	Leased

(1)
95% of the Wichita facility is owned.

(2)
Operations began in Q1 2012.

(3)
Operation began in Q2 2012.

        Our physical assets consist of 15.3 million square feet of building space located on 1,335 acres in eleven facilities. We produce our fuselage systems and propulsion systems from our primary manufacturing facility located in Wichita, Kansas with some fuselage work done in our Kinston, North Carolina facility. We produce wing systems in our manufacturing facilities in Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Saint-Nazaire, France and Subang, Malaysia. In addition to these sites, we have a facility located in McAlester, Oklahoma dedicated to supplying machined parts and sub-assemblies to the Wichita and Tulsa facilities. We also have a light sub-assembly manufacturing facility located in Chanute, Kansas which manufactures small parts in support of Wichita propulsion.

        The Wichita facility, including Spirit's corporate offices, is comprised of 625 acres, 6.2 million square feet of manufacturing space, 1.3 million square feet of offices and laboratories for the engineering and design group and 3.6 million square feet for support functions and warehouses. A total of 591,000 square feet is currently vacant, with much of it planned for backfill by new programs. The Wichita site has access to transportation by rail, road and air. For air cargo, the Wichita site has access to the runways of McConnell Air Force Base.

        The Chanute facility, which opened in April 2012, consists of 55,000 square feet of building space. The Chanute facility manufactures sub-assemblies for the propulsion segment, and is leased from the city of Chanute.

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

        The Prestwick facility consists of 0.9 million square feet of building space, comprised of 0.7 million square feet of manufacturing space and 0.2 million square feet of office space. This facility is set on 95 acres. The Prestwick plant is located on the west coast of Scotland, approximately 33 miles south of Glasgow, within close proximity to the motorway network that provides access between England and continental Europe. It is also easily accessible by air (at Prestwick International Airport) or by sea. We lease a portion of our Prestwick facility to the Regional Aircraft division of BAE Systems and certain other tenants.

        The Malaysian manufacturing plant is located at the Malaysia International Aerospace Center (MIAC) in Subang. The 269,000 square foot leased facility is set on 45 acres and is centrally located with easy access to Kuala Lumpur, Malaysia's capital city, as well as nearby ports and airports. The facility assembles composite panels for wing components. An additional 65,000 square foot warehouse owned by Spirit was constructed in 2012 for shipping/receiving and parts storage to make room for additional manufacturing space in the existing building.

        The Wichita and Tulsa manufacturing facilities have significant scale to accommodate the very large structures that are manufactured there, including, in Wichita, entire fuselages. Three of the U.S. facilities are in close proximity, with approximately 175 miles between Wichita and Tulsa and 90 miles between Tulsa and McAlester. Currently, these U.S. facilities utilize approximately 95% of the available building space. The Prestwick manufacturing facility currently utilizes only 72% of the space; of the remaining space, 15% is leased and 13% is vacant. The Preston office space is located in North Lancashire, England, approximately 200 miles south of Prestwick.

        The Kinston, North Carolina facility, supports the manufacturing of composite panels and wing components. The primary manufacturing site and off-site leased spaces total 318 acres and 761,600 square feet. In addition to the primary manufacturing facility, this includes three additional buildings leased from the NC Global Transpark Authority: 27,500 square foot warehouse/office supporting receiving needs, a 26,400 square foot warehouse providing tooling storage, and a 120,000 square foot manufacturing facility supporting light manufacturing.

        The Saint-Nazaire, France site was built on 6.25 acres and totals 58,800 square feet. This facility receives center fuselage frame sections for the Airbus A350 XWB from the facility in Kinston, North Carolina. Sections designed and manufactured in North Carolina are shipped across the Atlantic, received in Saint-Nazaire, and assembled before being transported to Airbus. Additionally, a 3,400 square foot office area in Toulouse, France is leased for engineering support.

Item 3.    Legal Proceedings

        Information concerning the litigation and other legal proceedings in which the Company is involved, may be found in Note 22 under the sub-heading "Litigation" in this Annual Report and that information is hereby incorporated by reference.

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

        Jeffrey L. Turner, 61.    Mr. Turner has been the President and Chief Executive Officer of Spirit Holdings since June 2006 and became a director of Spirit Holdings on November 15, 2006. Since June 16, 2005, the date of the Boeing Acquisition, he has also served in such capacities for Spirit. Mr. Turner joined Boeing in 1973 and was appointed Vice President — General Manager of Boeing Wichita in November 1995. Mr. Turner received his Bachelor of Science in Mathematics and Computer Science and his M.S. in Engineering Management Science, both from Wichita State University. He was selected as a Boeing Sloan Fellow to the Massachusetts Institute of Technology's (MIT) Sloan School of Management where he earned a Master's degree in Management. Mr. Turner has advised our board of directors of his intention to retire in early 2013.

        Philip Anderson, 48.    Mr. Anderson became the Senior Vice President and Chief Financial Officer of Spirit Holdings on February 12, 2010. From October 2009 until February 2010, Mr. Anderson served as Vice President and Interim Chief Financial Officer of Spirit Holdings. Mr. Anderson also served as Treasurer of Spirit Holdings from November 2006 to July 2010. From March 2003 until November 2006, Mr. Anderson was the Director of Corporate Finance and Banking for Boeing. Mr. Anderson began his career at Boeing in 1989 as a defense program analyst and served in a variety of finance and manufacturing operations leadership positions at Boeing Defense Systems and Boeing Commercial Airplanes. Mr. Anderson received his Bachelor of Arts and Masters of Business from Wichita State University and holds a Six Sigma Black Belt certification from the University of Michigan.

        H. David Walker, 61.    Mr. Walker became the Senior Vice President, Chief Technology Officer and Business Development of Spirit Holdings in July 2009 and served as Senior Vice President of Sales and Marketing for Spirit Holdings and/or Spirit from September 2005 to July 2009. From 2003 through September 2005, Mr. Walker was a Vice President of Vought Aircraft Industries. Mr. Walker served as the Vice President/General Manager/Member of the Board of Directors of The Aerostructures Corp. from 2002 until 2003 and served as Vice President of Programs and Marketing from 1997 through 2002. Mr. Walker received both his Bachelor of Science and Masters of Science in Mechanical Engineering from Vanderbilt University.

        David M. Coleal, 45.    Mr. Coleal assumed the role of Senior Vice President /General Manager of the Fuselage Segment in July 2011. Prior to joining Spirit AeroSystems, Mr. Coleal was Vice President and General Manager of Bombardier-Learjet. He joined Bombardier Aerospace in March 2008 and was responsible for all engineering and manufacturing operations, program change management, quality and material logistics for the Learjet family of aircraft, including development of the pioneering all-composite Learjet 85 mid-size business jet. From 2001 to 2008, Mr. Coleal worked at Cirrus Design Corporation, where he was initially responsible for operations, and he assumed positions of increasing responsibility until being named President and Chief Operating Officer in 2005. Mr. Coleal earned his Master's of Business Administration (MBA) in Management Science from California State University — Hayward in 1997. He graduated from California State University in Sacramento in 1990 with a Bachelor of Science degree in Mechanical Engineering Technology.

        Samantha J. Marnick, 42.    Ms. Marnick became Senior Vice President/Chief Administration Officer in October 2012. From January 2011 until September 2012, Ms. Marnick served as Senior Vice President of Corporate Administration and Human Resources. From March 2008 until December 2010, Ms. Marnick served as Vice President Labor Relations & Workforce Strategy responsible for labor relations, global human resource project management office, compensation and benefits, and workforce planning. Ms. Marnick previously served as Director of Communications and Employee Engagement from March 2006 to March 2008. Prior to joining the company, Ms. Marnick was a senior consultant and Principal for Mercer Human Resource Consulting holding management positions in both the United Kingdom and in the United States. Prior to that Ms. Marnick worked for Watson Wyatt, the UK's Department of Health and Social Security and The British Wool Marketing Board. Ms. Marnick holds a Master's degree from the University of Salford in Corporate Communication Strategy and Management.

        John Lewelling, 52.    Mr. Lewelling became the Senior Vice President, Corporate Strategy in August 2011. He served as the Senior Vice President/General Manager, Wing Systems Segment for Spirit Holdings from April 2008 to August 2011 and as the Senior Vice President, Strategy and Information Technology for Spirit Holdings from February 2006 through April 2008. Mr. Lewelling was the Chief Operating Officer of GVW Holdings from 2004 to 2006. Mr. Lewelling was a Managing Director with AlixPartners from 2002 to 2003. Prior to that, he was a Partner with AT Kearney and Booz Allen from 1996 to 2002. Mr. Lewelling received his Bachelors degree in Materials and Logistics Management from Michigan State University.

        Richard Buchanan, 62.    Mr. Buchanan became the Senior Vice President, Advanced Projects of Spirit in August 2011. He served as the Senior Vice President & Chief Operations Officer of Spirit Holdings from July 2009 to August 2011 and as the General Manager of Fuselage Systems Segment of Spirit Holdings and/or Spirit from the date of the Boeing Acquisition to July 2009. Prior to the Boeing Acquisition, he was employed by Boeing for more than 25 years, all of which were spent at Boeing Wichita, except for one and one-half years in Everett, Washington as Fuselage Leader for the B787. During his tenure with Boeing, Mr. Buchanan held the positions of Director for Sub-Assembly/Lot Time, Director for Light Structures, and the Director and Leader of B737 Structures Value Chain. Mr. Buchanan is a graduate of Friends University with a Bachelor of Science degree in Human Resource Management.

        Michael G. King, 57.    Mr. King became the Senior Vice President and Chief Operations Officer of Spirit Holdings in August 2011. He served as the Senior Vice President/General Manager, Fuselage Systems Segment of Spirit Holdings from July 2009 to August 2011 and as the Senior Vice President/General Manager of Propulsion Systems Segment of Spirit Holdings and/or Spirit from the date of the Boeing Acquisition to July 2009. Prior to the Boeing Acquisition, Mr. King worked for Boeing for 25 years, from 1980 until 2005. In 1990, Mr. King was assigned to the Sub-Assembly/Lot Time Manufacturing Business Unit at Boeing, responsible for lot time production activities. From 1996 until 2002, he worked at Boeing's Machining Fabrication Manufacturing Business Unit with responsibility for production of complex machined detail parts and assemblies for all commercial airplane models. In 2002, Mr. King became the Director of the Strut, Nacelle and Composite Responsibility Center at Boeing. Mr. King earned an Associate of Arts degree from Butler County Community College. He completed his Bachelor of Science in Manufacturing Technology at Southwestern College and received a Mini-MBA from Wichita State University. Mr. King also completed the Duke University Executive Management Program in 2002.

        John Pilla, 53.    Mr. Pilla became the Senior Vice President/General Manager, Propulsion Systems Segment of Spirit in July 2009 and added the role of Senior Vice President/General Manager of the Wing segment in September 2012. In July 2011, he assumed responsibility for the Aftermarket Customer Support Organization, in addition to his existing role. From April 2008 to July 2009, Mr. Pilla was Chief Technology Officer of Spirit Holdings and he served as Vice President/General Manager-787 of Spirit Holdings and/or Spirit, a position he assumed at the date of the Boeing Acquisition in June 2005 and held until March 2008. Mr. Pilla began his career at Boeing Commercial Airplanes in 1981 as a stress engineer and was promoted to Chief Engineer of Structures and Liaison in 1995. In 1997, Mr. Pilla led the Next-Generation 737 engineering programs and ultimately led the Define Team on the 737-900 fuselage and empennage in late 1997 as well as the 777LR airplane in May 2000. In July 2001, Mr. Pilla became the Director of Business Operations, a position he held until July 2003 when he accepted an assignment as 787 Director of Product Definition and Manufacturing. He received his Master's degree in Aerospace Structures Engineering in 1986 and an MBA in 2002 from Wichita State University.

        Jon D. Lammers, 48.    Mr. Lammers was named Senior Vice President/Secretary of Spirit Holdings in July 2012, and General Counsel of Spirit Holdings in October 2012. Mr. Lammers brings more than 20 years of legal experience, including 15 years at Cargill, Incorporated, where he served from July 1997 to July 2012. He served as Cargill's Asia Pacific general counsel in Singapore from June 2006 to June 2010 as well as Cargill's deputy North American general counsel in Wayzata, Minnesota from July 2010 to July 2012. Mr. Lammers earned his Bachelor of Science in Business Administration from the University of Southern California and his Juris Doctor degree from the University of Virginia.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our class A common stock has been quoted on the NYSE under the symbol "SPR" since November 21, 2006. Prior to that time, there was no public market for our stock. As of February 21, 2013, there were approximately 1,287 holders of record of class A common stock. However, we believe that many additional holders of our class A common stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names. The closing price on February 21, 2013 was $16.25 per share as reported by the NYSE.

        As of February 21, 2013, there were approximately 136 holders of record of class B common stock. Our class B common stock is neither listed nor publicly traded.

        The following table sets forth for the indicated periods the high and low closing sales price for our class A common stock on the NYSE.

	2012		2011
Fiscal Quarter	High	Low	High	Low
1st	$25.66	$21.11	$26.16	$20.44
2nd	$25.72	$22.12	$25.90	$20.50
3rd	$25.85	$21.65	$22.38	$14.40
4th	$22.87	$14.04	$21.13	$14.88

Dividend Policy

        We did not pay any cash dividends in 2011 or 2012 and we currently do not intend to pay cash dividends. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table represents restricted shares outstanding under the Executive Incentive Plan, the Director Stock Plan, and the Short-Term and Long-Term Incentive Plans as of December 31, 2012.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Restricted Stock Awards
Equity compensation plans approved by security holders(1)(2)	N/A	(3)	$—	10,023,378	(4)
Equity compensation plans not approved by security holders(2)	—		$—	—
Total	N/A	(3)	$—	10,023,378	(4)

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

(3)
There are 1,830,992 class A shares and 880,227 class B shares outstanding under the Executive Incentive Plan, the Director Stock Plan, and the Short-Term and Long-Term Incentive Plans as of December 31, 2012.

(4)
As of December 31, 2012, there are 3,380,285; 2,443,397; 1,492,302 and 2,707,394 securities available for future issuance under the Executive Incentive Plan, the Director Stock Plan, and the Short-Term and Long-Term Incentive Plans, respectively.

Stock Performance

        The following graph shows a comparison from December 31, 2007 through December 31, 2012 of cumulative total return of our class A common stock, Standard & Poor's 500 Stock Index, and the Standard & Poor's 500 Aerospace & Defense Index. Such returns are based on historical results and are not intended to suggest future performance. We have never paid dividends on our class A common stock and have no present plans to do so.

	INDEXED RETURNS Years Ending
Company/Index	Base Period 12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Spirit AeroSystems Holdings, Inc.	100	29.48	57.57	60.32	60.23	49.19
S&P 500 Index	100	63.00	79.67	91.68	93.61	108.59
S&P 500 Aerospace & Defense Index	100	63.46	79.10	91.05	95.85	109.81

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

        The following table sets forth our selected consolidated financial data for each of the periods indicated. Financial data is derived from the audited consolidated financial statements of Spirit Holdings. The audited consolidated financial statements for the years ended December 31, 2010, December 31, 2011 and December 31, 2012 are included in this Annual Report. You should read the information presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our combined and consolidated financial statements and related notes contained elsewhere in the Annual Report.

	Spirit Holdings
	Twelve Months Ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
	(Dollars in millions, except per share data)
Statement of Income Data:
Net revenues	$5,397.7	$4,863.8	$4,172.4	$4,078.5	$3,771.8
Cost of sales(1)	5,245.3	4,312.1	3,607.9	3,581.4	3,163.2
Selling, general and administrative expenses(2)	172.2	159.9	156.0	137.1	154.5
Impact from severe weather event	(146.2)	—	—	—	—
Research and development	34.1	35.7	51.5	56.7	48.4

Operating income	92.3	356.1	357.0	303.3	405.7
Interest expense and financing fee amortization	(82.9)	(77.5)	(59.1)	(43.6)	(39.2)
Interest income	0.2	0.3	0.3	7.0	18.6
Other income (loss), net	1.8	1.4	(0.4)	6.1	(1.2)

Income before income taxes and equity in net loss of affiliates	11.4	280.3	297.8	272.8	383.9
Income tax (provision)	24.1	(86.9)	(78.2)	(80.9)	(118.5)
Equity in net loss of affiliates	(0.7)	(1.0)	(0.7)	(0.2)	—

Net income	$34.8	$192.4	$218.9	$191.7	$265.4

Net income per share, basic	$0.24	$1.36	$1.56	$1.39	$1.93
Shares used in per share calculation, basic(3)	140.7	139.2	137.9	137.2	137.0
Net income per share, diluted	$0.24	$1.35	$1.55	$1.37	$1.91
Shares used in per share calculation, diluted	142.7	142.3	141.0	139.8	139.2

	Spirit Holdings
	Twelve Months Ended
	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009	December 31, 2008
	(Dollars in millions)
Other Financial Data:
Cash flow provided by (used in) operating activities	$544.4	$(47.3)	$125.1	$(13.9)	$210.7
Cash flow (used in) investing activities	$(248.8)	$(249.2)	$(288.4)	$(112.4)	$(119.8)
Cash flow provided by (used in) financing activities	$(34.6)	$(6.7)	$277.4	$276.1	$3.5
Capital expenditures	$(236.1)	$(249.7)	$(288.1)	$(228.2)	$(235.8)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$440.7	$177.8	$481.6	$369.0	$216.5
Accounts receivable, net	$420.7	$267.2	$200.2	$160.4	$149.3
Inventories, net	$2,410.8	$2,630.9	$2,507.9	$2,206.9	$1,882.0
Property, plant & equipment, net	$1,698.5	$1,615.7	$1,470.0	$1,279.3	$1,068.3
Total assets	$5,415.3	$5,042.4	$5,102.0	$4,473.8	$3,760.3
Total debt	$1,176.2	$1,200.9	$1,196.8	$893.8	$588.0
Long-term debt	$1,165.9	$1,152.0	$1,187.3	$884.7	$580.9
Total equity	$1,996.9	$1,964.7	$1,810.9	$1,573.8	$1,297.5

(1)
Included in 2012 cost of sales are forward loss charges of $11.5 million on the B747-8 program, $184.0 million on the B787 wing program, $8.9 million on the A350 XWB non-recurring wing contract, $118.8 million on the G280 wing program, $162.5 on the G650 wing program and $151.0 million on our Rolls-Royce program. Included in 2011 cost of sales are forward loss charges of $81.8 million on the G280 wing program, net $29.0 million on the Sikorsky CH-53K program, $18.3 million on the B747-8 program and $3.0 million on the A350 XWB non-recurring wing program. Included in 2010 cost of sales are charges of $18.9 million related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010, $6.5 million in early retirement incentives for members represented by the IAM who made elections to retire in 2010, and $3.3 million in grants of shares to employees represented by the UAW in connection with the ratification of a new ten-year labor contract on December 18, 2010. Also included in 2010 cost of sales is a $2.8 million forward loss on the G280 wing program. Included in the 2009 cost of sales are forward loss charges of $93.0 million on the G280 wing program and $10.9 million on the Cessna Citation Columbus program.

(2)
Includes non-cash stock compensation expenses of $15.3 million, $11.1 million, $7.9 million, $9.7 million and $15.3 million for the respective periods starting with the twelve months ended December 31, 2012.

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

Recent Events

        On February 20, 2013, engineers of the Society of Professional Engineering Employees in Aerospace (SPEEA) union at Boeing approved a new contract. However, the technical employees represented by SPEEA rejected Boeing's contract offer and authorized a strike. While this does not mean the employees are on strike, if a strike were to occur at Boeing, work slow-downs could impact Spirit. We do not anticipate a significant impact to our business at this time.

        On February 19, 2013, Hawker Beechcraft emerged from bankruptcy as Beechcraft Corporation. As detailed in our discussions on accounts receivable, we currently have a receivable from Hawker Beechcraft which is fully reserved against.

        Following the Company's public announcement in October of 2012 that it recognized $590.4 million of forward losses in the third quarter of 2012, a number of law firms published advertisements seeking plaintiffs for a lawsuit related to those losses. On February 6, 2013, one of those law firms filed a shareholder derivative suit on behalf of a Spirit Holdings investor against the directors and certain officers of Spirit Holdings, alleging that the defendants breached their fiduciary duties to Spirit Holdings in connection with the timing of the recognition of those forward losses. Although Spirit Holdings is named as a nominal defendant in the action, no recovery is sought from Spirit Holdings. The Company believes that the suit is baseless, and intends to vigorously defend against it.

        In October 2012, Spirit was advised by the Staff of the Securities and Exchange Commission that they are conducting an inquiry that the Company believes to be focused on the timing of forward losses recognized in the third quarter of 2012. The Company is fully cooperating with the inquiry. The Company cannot predict or determine whether any proceeding may be instituted as a result of the inquiry or the outcome of any proceeding that may be instituted.

        On December 18, 2012, Spirit AeroSystems celebrated the completion of the 100th Boeing B787 composite forward fuselage section. This section will be shipped to Boeing's final assembly facility in Charleston, South Carolina in early 2013.

        On November 19, 2012, Spirit AeroSystems announced that its President and Chief Executive Officer, Jeffrey L. Turner had advised the Board of his intention to retire in early 2013, after the Board has had an opportunity to conduct a search for and hire a new CEO. Mr. Turner will continue to serve as President and CEO until his successor takes office.

        The Board convened a special CEO search committee comprised of Spirit Board members Robert Johnson, Tawfiq Popatia, Francis Raborn, Paul Fulchino and Ronald Kadish to begin the CEO search process, targeting qualified internal and external candidates.

Overview

        We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the twelve months ended December 31, 2012, we generated net revenues of $5,397.7 million and net income of $34.8 million.

        We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program. The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas. The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 26%, 26% and less than 1%, respectively, of our net revenues for the twelve months ended December 31, 2012.

Market Trends

        The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. The global industry's revenue grew in 2010 and 2011, and is forecast to continue growing in 2012 and 2013, after significant contraction in 2008 and 2009. One key driver of the commercial aircraft market is airline passenger and cargo traffic trends. Principal factors influencing traffic are economic growth and political stability. A significant downturn in global or regional economic stability, or exogenous shocks such as terrorism or a pandemic, could suppress traffic and negatively affect demand for our key customers' products.

        Demand for commercial aerostructures is highly correlated to demand for new aircraft. Boeing and Airbus have experienced a combined backlog growth of almost 2,200 units since December of 2009. The year-end 2012 combined backlog was 9,055 aircraft. High backlog levels are expected to continue to drive increasing production and delivery forecasts in the near to mid-term from both Boeing and Airbus. The following table sets forth the historical deliveries of Boeing and Airbus for 2007 through 2012 and delivery expectations for 2013.

	2007	2008	2009	2010	2011	2012	2013(1)
Boeing	441	375	481	462	477	601	635-645
Airbus	453	483	498	510	534	588	600

Total	894	858	979	972	1,011	1,189	1,235-1,245

(1)
Boeing has announced that it expects its 2013 deliveries to be approximately 635-645 aircraft. Airbus announced that it expects deliveries to exceed 600 units in 2013.

  New Program Inventory

        Inventory continues to grow in terms of absolute dollars and remains stable as a percentage of total assets. Inventory as a percentage of total assets was 45%, 52% and 49% at December 31, 2012, 2011 and 2010, respectively. This overall trend in inventory is driven primarily by our contractually required investments in new programs, which include the Boeing B747-8, B787, Gulfstream G280 and G650, Airbus A350 XWB, Sikorsky CH-53K and Rolls-Royce BR725 programs. The contracts for these new programs accounted for a decrease in inventory from 2011 to 2012 of $179.2 million, which is net of forward loss charges of $11.5 million, $184.0 million, $118.8 million, $162.5 million, $8.9 million and $151.0 million recorded in 2012 on our B747-8, B787, G280, G650, A350 XWB and Rolls-Royce BR725 contracts, respectively. Excluding the forward loss charges, these programs would have increased inventory by $196.3 million from 2011 to 2012. The increases in inventory for new programs in the last few years are a result of the application of the percentage-of-completion method of contract accounting with regard to inventory and revenue recognition. Under this method, investments in new contracts, including contractual pre-production costs and recurring production costs in excess of the projected average cost to manufacture all units in the contract block, initially accumulate in inventory for the related contract. Once production has reached a point where the cost to produce a ship set falls below such projected average cost, the inventory balance for such program will begin to decrease. As many of our new programs are either in the pre-production phase or the early stages of recurring production, we expect that inventory balances will continue to increase in 2013. Deferred inventory costs are evaluated for recoverability through their inclusion in the total costs used in the calculation of each contract's estimated profit margin. When the estimated total contract costs exceed total estimated contract revenues, an inventory reserve is established.

  New Programs

        We are currently performing work on several new programs, which are in various stages of development. Several of these programs entered flight testing in 2011, including the Gulfstream G280 and Gulfstream G650, which includes the Rolls-Royce BR725. The G280 and G650 aircraft received FAA Type Certification during the third quarter of 2012, with both programs making deliveries to the final customer by the end of 2012. The Boeing B787-8 and Boeing B747-8 have each received FAA and JAA certifications, as well as EASA certification for entry into service, and each of these Boeing programs has made aircraft deliveries to the final customer. We have delivered revenue-generating production units on all of these programs. In January 2013, the FAA and other civil aviation authorities ordered the grounding of all B787-8 aircraft in the commercial airline fleet and caused a suspension of deliveries until a determination and corrective action is in place for lithium ion battery failures. We have delivered six revenue-generating test articles on the Sikorsky CH-53K helicopter program, and we expect to deliver the final test article by the end of the first quarter of 2013.

  A350 XWB

        We continue to support the development of the A350 XWB program through a wing contract and a fuselage contract, both of which are segmented into a non-recurring design engineering phase and recurring production phase. Our A350 XWB wing non-recurring contract continued to experience increasing engineering change costs resulting in the additional forward loss recorded in the third quarter of 2012. While we have now substantially completed the engineering and design for the first model, we still have yet to design the next derivative model which is a major element of the non-recurring contracts for both the fuselage and wing contracts. Unexpected delays in the completion of the design engineering, significant changes to the design as a result of test or other requirements changes, or delays in delivery schedule could result in additional forward losses on the non-recurring wing and fuselage elements of the program and additional cost pressure on the recurring elements of this program. While we are currently projecting the wing and fuselage recurring production contracts to be profitable, there is still a substantial amount of risk similar to what we have experienced on other development programs. Particularly, our ability to manage risks related to supply chain contracting, supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution and program schedule delays among other risks, will determine the ultimate performance of these programs.

        Our A350 XWB Section 15 assembly has experienced various production delays and performance-related issues mostly driven by engineering change to the aircraft design. Recently our government production approval at our St. Nazaire facility was suspended and we are working to have it restored. The suspension has not impacted our ability to perform under our A350 XWB contract. Airbus is assisting us to work through these issues and has provided additional resources to work alongside our personnel. While we have not incurred any specific charges for this assistance to date, there could be additional cost associated with this at some point in the future and those amounts could be significant depending on the work scope, duration of the assistance, and the allocation of responsibility.

  B787 Program

        As we move into higher production, our performance at the current contracted price depends on our being able to achieve production cost reductions as we gain production experience. Failure to reduce production costs as we have anticipated could result in the need to record additional forward losses on this program.

        We do not yet have established pricing for the B787-9 or any future derivatives, though the B787 Supply Agreement provides for methodologies to negotiate pricing. Our ability to successfully negotiate fair and equitable prices for these models is a key factor in achieving the projected financial performance for this program.

        On January 16, 2013, following two recent incidents with the B787 involving lithium ion battery failures, the FAA issued an emergency airworthiness directive to address a potential battery fire risk and to require airlines to temporarily cease operations, and caused Boeing to suspend deliveries, of the B787 aircraft. Following the FAA's directive, civil aviation authorities in several other jurisdictions took similar action to cover the fleets operating in their jurisdictions. As a result, all B787 aircraft are currently grounded while Boeing works to develop a corrective action plan. These events have not yet resulted in any production delays, but could lead to delivery delays in the future, or otherwise impact the future of the program. In addition, any corrective action which Boeing is required to take could lead to increased production costs, reduced efficiency of the aircraft and lower demand, which could lead to additional cost pressure.

  2012 Change in Estimates

        During 2012, several key events occurred within some of our new programs which necessitated revisions to our contract estimates due to performance issues, cost overruns and cost reduction activities that have not materialized as quickly as we had expected. The Company has failed to achieve forecasted cost reductions on many of these programs and overran engineering design cost forecasts due to excessive re-design efforts. As a result of these and other events, for the twelve months ended December 31, 2012, we have recorded aggregate forward loss charges of $184.0 million on the Boeing B787, $162.5 million on the Gulfstream G650, $151.0 million on the Rolls-Royce BR725, $118.8 million on the Gulfstream G280, $8.9 million on the Airbus A350 XWB non-recurring wing and $11.5 million on the Boeing B747-8 program.

  Performance Issues-Tulsa Facility

        The Company's Tulsa facility has significant work content on three of the development programs (B787, G280, and G650). The multiple complex development programs at this facility have created various performance issues that have resulted in previous changes to our contract estimates on these development programs.

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

  Type Certification

        On September 4 and 7, 2012, Gulfstream received type certification on the G280 and G650 aircraft, respectively. These type certifications impact three of the Company's development programs, the G280, G650 and BR725 (the engine nacelle on the G650). Type certification is a significant program milestone for commercial aerospace products as it represents the airworthiness authority's approval of the completion and functionality of engineering design and the ability of the aircraft to enter into service, and leads directly to the commencement of full rate production. However, following type certification the ability to redesign for cost is significantly less if no derivative aircraft design is planned. We currently have no plans for derivative models, making redesign for cost improvements difficult after type certification.

        The pace of cost improvements was not keeping up with projected learning curves, particularly related to redesign opportunities and as all three programs are preparing to enter full rate production, we revised our estimates to reflect higher costs.

  Decision on Work Package Transfers

        Given certain challenges of new programs at the Company's Kinston, North Carolina site and the fact that our newest facility in Chanute, Kansas was in the process of multiple work package transfers during the third quarter, the Company decided to delay the transfer of any additional work packages into these facilities. Overall, this had a significant impact on the BR725 program and the timing of anticipated cost reduction from the planned transfer of work content to lower-cost facilities.

  Finalization of Supplier Contracts

        During the early phases of our development programs, the Company will frequently procure small quantities of required sub-assemblies and parts from our suppliers. This practice generally forces us to pay higher unit prices for these sub-assemblies and parts, but allows us flexibility in evaluating supplier performance and quality as well as addressing design changes that frequently occur during the early phases of these development programs. Once design changes subside, we generally contract on a longer-term basis with our suppliers which allow us to experience more favorable supply chain pricing.

        The Company has been successful in negotiating lower costs with suppliers on most of these development programs, particularly during the third quarter of 2012; however, these costs are not as low as original estimates. This pressure on supply chain cost runs across all of our development programs. As Boeing and Airbus have increased production rates on existing commercial programs, our suppliers have limited capacity to support even modest rate increases on our business jet programs. In addition, the capacity constraint in our supply base has prevented us from moving to the supply chain certain work we currently perform in-house. As a result of higher current costs which have exceeded estimates and recent negotiations with suppliers, the Company has revised supplier costs across several of the development programs.

  General Statement Regarding New Programs

        The next twelve months will be a critical time for all of these new programs including the Gulfstream G280, Gulfstream G650 and Rolls-Royce BR725 programs as we either manufacture the initial units or progress through low-rate production, which will establish baseline performance for the recurring cost structure. Recognition of forward losses in future periods continues to be a significant risk and will depend upon several factors including our market forecast, possible airplane program delays, our ability to successfully perform under revised design and manufacturing plans, achievement of forecasted cost reductions as we enter into production and our ability to successfully resolve claims and assertions with our customers and suppliers.

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

        The total quantity of production units to be delivered under a contract may be set as a single contract accounting block, or it can be split into multiple blocks. Unless the life of the contract is so long that it prevents reliable estimates, the entire contract quantity will typically be set as the contract accounting block quantity. "Life of program" or "requirements based" contracts often lead to continuing sales of more than twenty years. Since this is much longer than can be reliably estimated, we use parameters based on the contract facts and circumstances to determine the length of the contract block. This analysis includes: considering the customer's firm orders, internal assessment of the market, reliabilities of cost estimates, potential segmentation of non-recurring elements of the contract, and other factors. Contract block sizes may also be determined based on certain contractual terms such as pricing renegotiation dates such that certain contract blocks may use an approximate date instead of a defined unit quantity in order to increase the ability to estimate accurately given that the renegotiated pricing is unknown for the planning block. Shorter contract blocks for mature, ongoing programs are common due to the presence of recent cost history and probable forecast accuracy. Mature program contract blocks tend to be approximately two years in length. Initial contract blocks often require a longer time period and greater number of units in order to take into account the higher cost of early units due to a steeper experience curve and pre-production design costs. Initial contract blocks on new programs can extend up to ten years. As these programs mature and efficiencies are realized, subsequent contract block length shortens to take into account the steady state of the continuing production.

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

        Estimates of revenues and costs for our contract blocks span a period of multiple years and are based on a substantial number of underlying assumptions. We believe that the underlying assumptions are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the revenue and cost streams can be significant if the assumptions change. Estimates of profit margins for contract accounting blocks are typically reviewed on a quarterly basis. Assuming the initial estimates of sales and costs under the contract block are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract block. Changes in these underlying estimates due to revisions in sales and cost estimates may result in profit margins being recognized unevenly over a contract block as such changes are accounted for on a cumulative basis in the period estimates are revised, which we refer to as cumulative catch-up adjustments. When the current estimates of total contract revenue and total contract cost indicate a loss, a provision for the entire loss on the contract, known as a forward loss charge, is recorded to cost of sales in the period in which it becomes evident.

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

        Under an agreement with Airbus, beginning in 2012 certain payments that are also accounted for as consideration given by a vendor to a customer are being amortized as a reduction to net revenues.

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

  Inventory

        Raw materials are stated at lower of cost (principally on an actual or average cost basis) or market. Inventoried costs attributed to units delivered under long-term contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition. This usually results in an increase in inventory (referred to as "excess-over-average" or "deferred production costs") during the early years of a contract. These costs are deferred only to the extent the amount of actual or expected excess-over-average is reasonably expected to be fully offset by lower-than-average costs in future periods of a contract. If in-process inventory plus estimated costs to complete a specific contract exceed the actual plus anticipated remaining sales value of such contract, such excess is charged to cost of sales in the period the loss becomes known, thus reducing total inventory to estimated realizable value. Costs in inventory include amounts relating to contracts with long production cycles, some of which are not expected to be realized within one year.

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

  Pensions and Other Post-Retirement Benefits

        We account for pensions and other post-retirement benefits in accordance with FASB authoritative guidance on employers' accounting for pensions, post-retirement benefits other than pensions, defined benefit pension and other post-retirement plans (See Note 16, "Pension and Other Post-Retirement Benefits," for additional detail on these plans).

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

New Accounting Standards

        For a listing of new accounting standards see Note 2, "Summary of Significant Accounting Policies — New Accounting Standards."

Results of Operations

        The following table sets forth, for the periods indicated, certain of our operating data:

	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
	($ in millions)
Net revenues	$5,397.7	$4,863.8	$4,172.4
Cost of sales(1)(2)(3)	5,245.3	4,312.1	3,607.9
Selling, general and administrative expenses(4)	172.2	159.9	156.0
Impact from severe weather event(5)	(146.2)	—	—
Research and development	34.1	35.7	51.5

Operating income	92.3	356.1	357.0
Interest expense and financing fee amortization	(82.9)	(77.5)	(59.1)
Interest income	0.2	0.3	0.3
Other income (expense), net	1.8	1.4	(0.4)

Income before income taxes and equity in net loss of affiliate	11.4	280.3	297.8
Income tax benefit (provision)	24.1	(86.9)	(78.2)

Income before equity in net loss of affiliate	35.5	193.4	219.6
Equity in net loss of affiliate	(0.7)	(1.0)	(0.7)

Net income	$34.8	$192.4	$218.9

(1)
The twelve months ended December 31, 2012 are inclusive of forward loss charges of $184.0 million, $162.5 million, $151.0 million, $118.8 million, $8.9 million, $8.0 million and $11.5 million on the Boeing B787, Gulfstream G650, Rolls-Royce BR725, Gulfstream G280, Airbus A350 XWB wing non-recurring, Boeing B767 and Boeing B747-8 programs, respectively. In addition, the twelve months ended December 31, 2012 includes charges of $3.6 million related to asset impairments, $2.2 million related to the disposal of certain assets, $2.2 million related to stock incentives for certain UAW-represented employees and $2.1 million for early retirement incentives for eligible employees.

(2)
Included in 2011 is recognition of previously deferred revenue associated with the B787 Amendment in the second quarter of 2011, a net $81.8 million forward loss charge recorded for the G280 program, a net $29.0 million forward loss charge recorded for the Sikorsky CH-53K helicopter program, an $18.3 million forward loss charge recorded on the B747-8 program and a $3.0 million forward loss charge recorded on the A350 XWB non-recurring wing program. In addition, 2011 cost of sales includes a $9.0 million charge to replenish warranty and extraordinary rework reserves and $1.9 million in early retirement incentives for eligible UAW-represented employees.

(3)
Included in 2010 cost of sales are charges of $18.9 million related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010, $6.5 million in early retirement incentives for members represented by the IAM who made elections to retire in 2010, and $3.3 million in grants of shares to employees represented by the UAW in connection with the ratification of a new ten-year labor contract on December 18, 2010. In addition, 2010 cost of sales includes a $2.8 million forward loss charge for tooling contracts on the G280 program.

(4)
Includes non-cash stock compensation expenses of $15.3 million, $11.1 million and $7.9 million for the respective periods starting with the twelve months ended December 31, 2012.

(5)
For 2012, gain includes a $234.9 million insurance settlement amount, offset by $88.7 million of costs incurred related to the April 14, 2012 severe weather event. Costs include assets impaired by the storm, clean-up costs, repair costs and incremental labor, freight and warehousing costs associated with the impacts of the storm.

        Comparative ship set deliveries by model are as follows:

Model	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
B737	417	377	372
B747	24	17	10
B767	25	23	15
B777	86	78	67
B787	43	25	16

Total Boeing	595	520	480
A320 Family	437	403	368
A330/340	97	93	72
A350	3	—	—
A380	24	24	18

Total Airbus	561	520	458
Business/Regional Jets	84	49	31

Total	1,240	1,089	969

        For purposes of measuring production or ship set deliveries for Boeing aircraft in a given period, the term "ship set" refers to sets of structural fuselage components produced or delivered for one aircraft in such period. For purposes of measuring production or ship set deliveries for Airbus and Business/Regional Jet aircraft in a given period, the term "ship set" refers to all structural aircraft components produced or delivered for one aircraft in such period. Other components which are part of the same aircraft ship sets could be produced or shipped in earlier or later accounting periods than the components used to measure production or ship set deliveries, which may result in slight variations in production or delivery quantities of the various ship set components in any given period.

        Net revenues by prime customer are as follows:

Prime Customer	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
Boeing	$4,533.2	$4,156.7	$3,480.8
Airbus	466.1	497.0	465.4
Gulfstream	165.1	56.5	47.3
Sikorsky	26.2	24.9	59.6
Other(1)	207.1	128.7	119.3

Total net revenues	$5,397.7	$4,863.8	$4,172.4

(1)
Includes aftermarket sales

  Twelve Months Ended December 31, 2012 as Compared to Twelve Months Ended December 31, 2011

        Net Revenues.    Net revenues for the twelve months ended December 31, 2012 were $5,397.7 million, an increase of $533.9 million, or 11%, compared with net revenues of $4,863.8 million for the prior year. The increase in net revenues in 2012 as compared to 2011 was primarily due to production volume increases on Boeing and business jet programs. The 2011 amount included the recognition of previously deferred revenue resulting from the B787 Amendment, which was finalized in May 2011. In addition, we recorded approximately $473.6 million of higher production volume driven by customer delivery schedules, approximately $38.2 million of additional aftermarket volume, and increases of approximately $10.8 million in non-recurring revenue. Non-recurring revenues, which includes design and development efforts, increased during 2012 primarily due to increased efforts on the B737, B767, and B787, partially offset by a reduction in A350 XWB non-recurring fuselage efforts. Deliveries to Boeing increased by 14% to 595 ship sets during 2012 compared to 520 ship sets delivered in the prior year, as ship set deliveries increased across all Boeing programs driven by customer delivery schedules. Deliveries to Airbus increased by 8% to 561 ship sets during 2012 compared to 520 ship sets delivered in the prior year due to increased deliveries across all Airbus programs driven by customer delivery schedules. In total, ship set deliveries increased 14% to 1,240 ship sets in 2012 compared to 1,089 ship sets for the same period in the prior year. Approximately 93% of Spirit's net revenues for 2012 came from our two largest customers, Boeing and Airbus.

        Cost of Sales.    Cost of sales as a percentage of net revenues was 97% for the twelve months ended December 31, 2012, as compared to 89% in the prior year. The increase in cost of sales of $933.2 million in 2012 is primarily due to an increase in production rates, a net $184.0 million forward loss charge on our B787 wing program, a $162.5 million forward loss charge on our G650 wing program, a $151.0 million forward loss charge on our BR725 program, a $118.8 million forward loss charge on our G280 wing program, an $8.9 million forward loss charge on our A350 wing program, a $6.4 million forward loss charge on our B747-8 fuselage program, a $5.1 million forward loss charge on our B747-8 wing program, an $8.0 million forward loss charge on our B767 propulsion program, a $2.2 million charge for UAW share grant awards in accordance with our labor agreement, a $2.1 million charge for early retirement incentives to eligible employees and other one-time expense reductions, a charge of $3.6 million as a result of impairment of assets, and a charge of $2.2 million related to the disposal of certain assets. In addition, we continue to record zero margins on the B787 program, for which deliveries have increased during the year. In 2012, we recorded a favorable $14.7 million cumulative catch-up adjustment related to periods prior to 2012 driven by productivity and efficiency on core programs.

        In comparison, in the same period of 2011, we recorded a net $81.8 million forward loss charge on our G280 wing program, a net $29.0 million forward loss charge on our Sikorsky CH-53K helicopter program, an $18.3 million forward loss charge on our B747-8 program, a $9.0 million charge to replenish warranty and extraordinary rework reserves, a $3.0 million forward loss charge on our A350 XWB non-recurring wing contract and a $1.9 million charge for early retirement incentives for eligible UAW-represented employees. In 2011, we recorded a favorable $13.8 million cumulative catch-up adjustment related to periods prior to 2011 driven by productivity improvements, recognition of favorable performance as we closed out B737 and B777 contract blocks in the fourth quarter, and a lower forecast for our short-term incentive accrual, partially offset by increasing material costs in our Wing Systems segment.

        SG&A, Research and Development.    Combined SG&A and Research and Development costs as a percentage of net revenues was 4% for the twelve months ended December 31, 2012, compared to 4% in the prior year. SG&A expense increased $12.3 million for the twelve months ended December 31, 2012, or 8%, primarily due to an increase in stock compensation expense of $4.2 million to $15.3 million related to grants awarded in 2012, as compared to $11.1 million during the prior year and an increase in professional services in the last half of 2012. Research and development expenses for the twelve months ended December 31, 2012 were down $1.6 million, or 4% compared to the same period in the prior year, as we had fewer research and development projects underway in 2012 versus 2011.

        Impact of Severe Weather Event.    During the third quarter of 2012, the Company settled the insurance claims resulting from the second quarter 2012 severe weather event and recorded a net $146.2 million gain to operating income for the twelve months ended December 31, 2012 (see — "Liquidity and Capital Resources — Future Cash Needs and Capital Spending — Insurance Recovery"). This settlement resolved all property damage, clean-up and recovery costs related to the severe weather event as well as all expenses incurred to make up for the interruption of production and to reduce further disruptions.

        Operating Income.    Operating income for the twelve months ended December 31, 2012 was $92.3 million, which was $263.8 million lower than operating income of $356.1 million for the prior year. Operating income in 2012 was unfavorably impacted by forward loss charges of $644.7 million (see — "Cost of Sales"), a $3.6 million charge to impairment of assets, a $2.2 million related to the disposal of certain assets, a $2.2 million charge for UAW share grant awards in accordance with our labor agreement, and a $2.1 million charge for early retirement incentives to eligible employees and other one-time expense reductions as compared to $132.1 million of forward loss charges, a $9.0 million charge to replenish warranty and extraordinary rework reserves, and a $1.9 million charge for early retirement incentives recorded in 2011. This was partially offset by higher overall production volumes and aftermarket volumes and a favorable cumulative catch-up of $14.7 million.

        Interest Expense and Financing Fee Amortization.    Interest expense and financing fee amortization for the twelve months ended December 31, 2012 includes $68.3 million of interest and fees paid or accrued in connection with long-term debt and $14.6 million in amortization of deferred financing costs, as compared to $71.9 million of interest and fees paid or accrued in connection with long-term debt and $5.6 million in amortization of deferred financing costs in the prior year. The change in interest expense associated with long-term debt was primarily driven by lower interest cost from new swaps entered into in the third quarter of 2011, partially offset by interest on the drawn portion of the revolver for a portion of 2012 and the effects of the new term loan entered into during the second quarter of 2012. Amortization of deferred financing costs increased by $9.0 million dollars in 2012 compared to the previous year primarily due to the write down of $9.5 million in deferred financing fees as a result of debt extinguishment from the April 18, 2012 term loan refinancing, partially offset by amortization of deferred financing cost over a longer term.

        Interest Income.    Interest income for the twelve months ended December 31, 2012 was $0.2 million compared to $0.3 million for the same period in the prior year.

        Other Income (Expense, net).    Other income (expense) for 2012 included a net gain of $1.8 million, primarily due to gains on foreign exchange rates on intercompany activity and borrowings, offset by a $3.0 million write-off of Hawker Beechcraft receivables and a $4.7 million charge for the impairment of assets, compared to income of $1.4 million for the same period in the prior year.

        Provision for Income Taxes.    The income tax provision for the twelve months ended December 31, 2012, was $(24.1) million compared to $86.9 million for the prior year. The 2012 effective tax rate was (211.4)% as compared to 31.0% for 2011. The difference in the effective tax rate recorded for 2012 as compared to 2011 is primarily related to reduced earnings and accounting for long term contracts, offset by the expiration of the U.S. Research Tax Credit on December 31, 2012. The decrease from the U.S. statutory tax rate is attributable primarily to reduced earnings, accounting for long term contracts and state income tax credits.

        On January 2, 2013, the President signed legislation retroactively extending the U.S. Research Tax Credit for two years, from January 1, 2012 through December 21, 2013. Our income tax expense for 2013 will reflect the entire benefit of the Research Tax Credit attributable to 2012, which is estimated at $5.4 million. We also will record the benefit of the 2013 Research Tax Credit in our 2013 tax expense.

        Segments.    The following table shows segment revenues and operating income for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010:

	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
	($ in millions)
Segment Revenues
Fuselage Systems(1)	$2,590.6	$2,425.0	$2,035.1
Propulsion Systems	1,420.9	1,221.5	1,061.8
Wing Systems(1)	1,375.1	1,207.8	1,067.4
All Other	11.1	9.5	8.1

	$5,397.7	$4,863.8	$4,172.4

Segment Operating Income
Fuselage Systems(1)(2)	$387.2	$318.5	$292.3
Propulsion Systems(3)	64.7	194.1	137.5
Wing Systems(1)(4)	(339.1)	0.5	101.0
All Other	1.0	1.3	(1.8)

	113.8	514.4	529.0
Unallocated corporate SG&A	(155.3)	(145.5)	(139.7)
Unallocated impact from severe weather event(5)	146.2	—	—
Unallocated research and development	(4.4)	(1.9)	(3.6)
Unallocated cost of sales(6)	(8.0)	(10.9)	(28.7)

Total operating income	$92.3	$356.1	$357.0

(1)
For 2011, includes recognition of deferred revenue, non-recurring revenue on B787-9 DMI, and pricing adjustments on prior and current-year deliveries all associated with the B787 Amendment, which was finalized in May 2011.

(2)
For 2012, includes a forward loss charge in 2012 of $6.4 million for the B747-8 program and cumulative catch-up adjustments for periods prior to 2012 of $(2.4) million. For 2011, includes a $29.0 million forward loss charge recorded for the Sikorsky CH-53K helicopter program and a $12.6 million forward loss charge for the B747-8 program.

(3)
For 2012, includes forward loss charges of $151.0 million recorded on our Rolls-Royce program and $8.0 million on our B767 program. For 2012, also includes cumulative catch-up adjustments for periods prior to 2012 of $7.3 million.

(4)
For 2012, includes forward loss charges recorded of $184.0 million for the B787 wing program, $162.5 million for the G650 wing program, $118.8 million for the G280 wing program, $8.9 million for the A350 XWB non-recurring wing contract, and $5.1 million for the B747-8 wing program. For 2012, also includes cumulative catch-up adjustments for periods prior to 2012 of $9.8 million. For 2011, includes an $81.8 million forward loss charge recorded for the G280 wing program, a $5.7 million forward loss charge for the B747-8 program and a $3.0 million forward loss on the A350 XWB non-recurring wing contract.

(5)
For 2012, gain includes a $234.9 million insurance settlement amount, offset by $88.7 million of costs incurred related to the April 14, 2012 severe weather event. Costs include assets impaired by the severe weather event, clean-up costs, repair costs and incremental labor, freight and warehousing costs associated with the impacts of the severe weather event.

(6)
For 2012, includes charges of $3.6 million related to asset impairments, $2.2 million related to stock incentives for certain UAW-represented employees and $2.1 million in early retirement incentives to eligible employees. For 2011, includes charges in 2011 of $9.0 million due to a change in estimate to increase warranty and extraordinary rework reserves and $1.9 million in early retirement incentives elected by eligible UAW-represented employees.

        Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 26%, 25% and less than 1%, respectively, of our net revenues for the twelve months ended December 31, 2012.

        Fuselage Systems.    Fuselage Systems segment net revenues for the twelve months ended December 31, 2012 were $2,590.6 million, an increase of $165.6 million, or 7%, compared to the same period in the prior year. The increase in net revenues was primarily due to production volume increases in 2012 on Boeing programs. The 2011 amount included the recognition of revenue previously deferred in the second quarter of 2011 associated with the B787 Amendment settlement. In addition, non-recurring net revenue, which includes design and development efforts, increased in 2012 on the B737, B787 and Sikorsky CH-53K, partially offset by reduced design and developmental effort on the A350 XWB non-recurring fuselage program and the settlement of certain claims and assertions in the third quarter of 2012. Fuselage Systems posted segment operating margins of 15% for the twelve months ended December 31, 2012, up from 13% for the same period in the prior year. Improved segment operating margins were primarily driven by higher production volume due to rate increases on several Boeing programs with favorable margins and improved productivity and efficiency performance on our core programs, partially offset by increased zero margin revenue, a forward loss charge of $6.4 million for the B747-8 program, a charge of $2.2 million related to the disposal of certain assets and an unfavorable cumulative catch-up adjustment of $2.4 million related to periods prior to 2012. In comparison, in the same period of 2011, we recorded a forward loss of $29.0 million on the Sikorsky CH-53K program and a favorable cumulative catch-up adjustment of $13.6 million related to periods prior to 2011.

        Propulsion Systems.    Propulsion Systems segment net revenues for the twelve months ended December 31, 2012 were $1,420.9 million, an increase of $199.4 million, or 16%, compared to the same period in the prior year. The increase in net revenues was primarily driven by higher production volume on Boeing models, increased aftermarket volume and increased non-recurring efforts on the B737 and B787. Propulsion Systems posted segment operating margins of 5% for the twelve months ended December 31, 2012, down from 16% segment operating margins for the same period in the prior year. Reduced segment operating margins were due to forward loss charges of $151.0 million recognized on the Rolls-Royce BR725 program and $8.0 million recognized on the B767 program, partially offset by a favorable cumulative catch-up adjustment related to periods prior to 2012 of $7.3 million associated with productivity and efficiency on core programs. In comparison, in the same period of 2011, the segment recognized a $12.8 million favorable cumulative catch-up adjustment related to periods prior to 2011.

        Wing Systems.    Wing Systems segment net revenues for the twelve months ended December 31, 2012 were $1,375.1 million, an increase of $167.3 million, or 14%, compared to the same period in the prior year. The increase in net revenues was primarily driven by higher production volume on Boeing models and increased deliveries on our Gulfstream programs, partially offset by reduced non-recurring revenue on the A350 XWB non-recurring wing program and the settlement of certain claims and assertions in the third quarter of 2012. Wing Systems posted segment operating margins of (25)% for the twelve months ended December 31, 2012, down from segment operating margins of less than 1% for the same period in the previous year. In the twelve months of 2012, the segment recorded forward loss charges of $184.0 million on the B787 program, $162.5 million on the G650 program, $118.8 million on the G280 program, $8.9 million on the A350 XWB non-recurring program and $5.1 million on the B747-8 program, partially offset by a favorable cumulative catch-up adjustment related to periods prior to 2012 of $9.8 million driven in part by productivity and efficiency on core programs. In comparison, during 2011, we recorded an $81.8 million forward loss charge on our G280 wing contract, a $5.7 million forward loss charge on our B747-8 program, a $3.0 million forward loss on our A350 XWB non-recurring wing contract, and an unfavorable cumulative catch-up adjustment of $12.6 million related to periods prior to 2011.

        All Other.    All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and revenues from KIESC. In the twelve months ended December 31, 2012, All Other segment net revenues were $11.1 million, a slight increase of $1.6 million, as compared to the same period in the prior year. The All Other segment posted operating income before unallocated corporate expenses of less than 1% for the twelve months ended December 31, 2012. The All Other segment recorded 9% operating margins for the twelve months ended December 31, 2012, down from segment operating margins of 14% for the same period in the prior year driven by additional sundry sales with lower margins.

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

        Cost of Sales.    Cost of sales as a percentage of net revenues was 89% for the twelve months ended December 31, 2011, as compared to 87% in the prior year. The increase in 2011 is primarily due to a net $81.8 million forward loss charge recognized on our G280 wing program, a net $29.0 million net forward loss charge recognized on our Sikorsky CH-53K helicopter program, an $18.3 million forward loss charge recognized on our B747-8 program, a $9.0 million charge to replenish warranty and extraordinary rework reserves, a $3.0 million forward loss charge on our A350 XWB non-recurring wing contract, and a $1.9 million charge for early retirement incentives for eligible UAW-represented employees. In 2011, we recorded a favorable $13.8 million cumulative catch-up adjustment related to periods prior to 2011 driven by productivity improvements, recognition of favorable performance as we closed out B737 and B777 contract blocks in the fourth quarter, and a lower forecast for our short-term incentive accrual, partially offset by increasing material costs in our Wing Systems segment.

        In comparison, in the same period of 2010, we recorded $18.9 million associated with the shares granted to eligible IAM-represented employees upon the ratification of a new ten-year agreement, $6.5 million in early retirement incentives also associated with the ten-year IAM agreement, and $3.3 million associated with shares granted to eligible UAW-represented employees at the ratification of a new ten-year contract. We updated our 2010 contract profitability estimates resulting in an unfavorable cumulative catch-up adjustment of $23.2 million driven by a $5.2 million charge on our Hawker 850XP contract related to the decision to exit the program, $7.1 million unfavorable cumulative catch-up adjustment related to periods prior to 2010 on our Sikorsky CH-53K contract as a result of additional costs required to meet test hardware schedules, and $6.5 million recorded in the Propulsion segment primarily due to a comprehensive analysis of our B787 contract in the fourth quarter of 2010 during which we revised our contract estimates to reflect a break-even margin, partially offset by favorable performance trends on mature programs. We also recorded a $2.8 million forward loss charge for tooling contracts for the G280 program in 2010.

        SG&A, Research and Development.    Combined SG&A and Research and Development costs as a percentage of net revenues was 4% for the twelve months ended 2011, compared to 5% in the prior year. SG&A expense increased $3.9 million for the twelve months ended December 31, 2011, or 3%, primarily due to increase in stock compensation expense of $11.1 million related to grants awarded in 2011, as compared to $7.9 million during the prior year. Research and Development expenses for the twelve months ended December 31, 2011 were down $15.8 million, or 31% compared to the same period in the prior year primarily due to the B787 Amendment, which resulted in a change in the treatment of advances for non-recurring work previously recorded as research and development expense to inventory contract cost. In addition, we had fewer research and development projects underway in 2011 versus 2010.

        Operating Income.    Operating income for the twelve months ended December 31, 2011 was $356.1 million, which was relatively flat compared to operating income of $357.0 million for the prior year. Operating income in 2011 was favorably impacted by improved operating margins resulting from higher overall production and aftermarket volume, the impact related to the favorable cumulative catch-up, and the favorable impact of the change in treatment of advances for non-recurring work previously recorded as research and development expense to inventory contract costs caused by the B787 Amendment. This was partially offset by the forward loss charges on our G280 wing, Sikorsky CH-53K helicopter, B747-8 and A350 XWB non-recurring wing contract, a charge to replenish the warranty and extraordinary rework reserve, costs associated with early retirement incentives, and higher stock compensation expense as discussed above. The adjustments related to the B787 Amendment did not contribute to overall operating income as profitability margins on that program were break-even; however, they negatively impacted operating margins as a percentage of net revenues for 2011.

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

        Interest Income.    Interest income for the twelve months ended December 31, 2011 and December 31, 2010 was $0.3 million.

        Other Income (Expense).    Other income (expense) for 2011 included income of $1.4 million primarily due to income from the KDFA bonds, partially offset by losses due to foreign exchange rates on intercompany activity and borrowings, as compared to expense of ($0.4) million for the same period in the prior year. The increase in other income was driven primarily by the favorable foreign exchange rates on debt denominated in currencies other than the borrowing entities' functional currency, partially offset by bad debt expense and loss on the disposal of assets.

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

        The income tax provision for the twelve months ended December 31, 2011, was $86.9 million compared to $78.2 million for the prior year. The 2011 effective tax rate was 31.0% as compared to 26.3% for 2010. The difference in the effective tax rate recorded for 2011 as compared to 2010 is related primarily to settling the 2005 and 2006 U.S. Federal examinations and additional state income tax credits in 2010, and establishing a reserve for the Malaysia tax holiday benefit. The decrease from the U.S. statutory tax rate is attributable primarily to the U.S. federal research tax credit, qualified domestic production activities deduction, and state income tax credits.

        Segments:    Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 25%, 25% and less than 1% respectively, of our net revenues for the twelve months ended December 31, 2011. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 62%, 38%, less than 1% and less than 1%, respectively, of our operating income before unallocated corporate expenses for the year ended December 31, 2011.

        Fuselage Systems.    Fuselage Systems segment net revenues for the twelve months ended December 31, 2011 were $2,425.0 million, an increase of $389.9 million, or 19%, compared to the prior year. The increase in net revenues is due to the recognition of deferred revenue, recognition of revenue from non-recurring work on B787-9 DMI, and revenue for pricing adjustments on prior and current-year deliveries all as a result of the B787 Amendment, which was finalized in May 2011. In addition, net revenues increased due to higher production volume across all Boeing models and additional aftermarket volume, partially offset by lower revenue from non-recurring efforts, which includes design and development activities. Fuselage Systems posted segment operating margins of 13% for 2011, down from 14% segment operating margins for the prior year, primarily due to the recognition of a $29.0 million net forward loss charge on our Sikorsky CH-53K helicopter program, a $12.6 million forward loss charge on our B747-8 program, and the negative impact of the zero margin associated with the B787 on operating margin as a percentage of net revenues as deliveries for that program increased in the current year. In 2011, the segment realized a favorable cumulative catch-up adjustment of $13.6 million related to periods prior to 2011, driven by productivity improvements and a lower forecast for our short-term incentive accrual. In comparison, in the same period of 2010, the segment recognized a $7.2 million unfavorable cumulative catch-up adjustment, which was primarily driven by additional costs to meet test hardware schedules on the Sikorsky CH-53K helicopter program, partially offset by favorable cost performance trends on mature programs.

        Propulsion Systems.    Propulsion Systems segment net revenues for the twelve months ended December 31, 2011 were $1,221.5 million, an increase of $159.7 million, or 15%, compared to the prior year. The increase in net revenues is due to the increase in B747 and B777 deliveries, additional aftermarket volume, and higher revenue from non-recurring efforts, which include design and development efforts. Propulsion Systems posted segment operating margins of 16% for the twelve months ended December 31, 2011 as compared to 13% for the same period in the prior year. In 2011, the segment realized a favorable cumulative catch-up adjustment of $12.8 million, primarily driven by productivity and efficiency improvements and a lower forecast for our short-term incentive accrual. In comparison, in the same period of 2010, the segment recognized a $6.5 million unfavorable cumulative catch-up adjustment related to periods prior to 2010, primarily driven by the comprehensive analysis of our B787 contract in the fourth quarter of 2010, during which we revised our contract estimates to reflect a break-even margin.

        Wing Systems.    Wing Systems segment net revenues for the twelve months ended December 31, 2011, were $1,207.8 million, an increase of $140.4 million, or 13%, as compared to the same period in the prior year. The increase in net revenues is due to the recognition of deferred revenue, revenue for non-recurring work on the B787-9 DMI and revenue for pricing adjustments on prior and current-year deliveries all as a result of the B787 Amendment which was finalized in May 2011. In addition, net revenues increased due to higher production volume across all models, including deliveries of wings on our Gulfstream programs. Non-recurring net revenue, which includes design and development efforts, decreased in 2011 as we transitioned to full production on multiple platforms. In comparison, in the same period of 2010, Wing Systems delivered fewer ship sets on the A320 and A330/A340 programs due to a customer re-phasing delivery schedule and lower production rates. Wing Systems posted operating margins of less than 1% for 2011, as compared to 10% in the prior year. In 2011, the segment realized an unfavorable cumulative catch-up adjustment of $12.6 million, primarily driven by an increase in material costs, compared to an unfavorable $9.5 million cumulative catch-up adjustment recognized in the same period of the prior year. In 2011, we recognized $81.8 million in forward loss charges on our G280 program, a $5.7 million forward loss charge on our B747-8 program and a $3.0 million forward loss charge on our A350 XWB non-recurring wing contract.

        All Other.    All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and revenues from KIESC. In the twelve months ended December 31, 2011, All Other segment net revenues were $9.5 million, an increase of $1.4 million, or 17%, as compared to the same period in the prior year. The increase in net revenues was primarily driven by higher tooling revenue. The All Other segment recorded 14% operating margins in 2011, up from negative segment operating margins for the same period in the prior year driven by increased margins on sundry and tooling sales. In 2010, we recorded a $2.8 million forward loss charge on our tooling contract for the G280 wing program.

Liquidity and Capital Resources

        The primary sources of our liquidity include cash on hand, cash flow from operations, which includes receivables from customers and borrowings available under our revolving credit facility. Additionally, we may receive advance payments from customers and, during 2012 we received payments from insurers as part of the severe weather event insurance proceeds. Our liquidity requirements are driven by our long-cycle business model. Our business model is comprised of four to six year non-recurring investment periods, which include design and development efforts, followed by ten to twenty years of recurring production. The non-recurring investment periods require significant outflows of cash as we design the product, build tooling, purchase equipment and build initial production inventories. These activities are typically funded partially through customer advances and milestone payments, which are offset against revenue as production units are delivered in the case of customer advances, or recognized as revenue as milestones are achieved in the case of milestone payments. The remaining funds needed to support non-recurring programs come from predictable cash inflows from our mature programs that are in the recurring phase of the production cycle. Occasionally, we have utilized borrowings and other sources of cash to fund non-recurring investments during periods where cash received from our customers is not adequate to fund our purchase commitments. The non-recurring investment period typically ends concurrently with initial deliveries of completed aircraft by our customers, which indicates that a program has entered into the recurring production phase. When a program reaches steady recurring production, it typically results in long-term generation of cash from operations. As part of our business model, we have continuously added new non-recurring programs, which are supported by mature programs that are in the steady recurring phase of the production cycle to promote growth.

        In December 31, 2012, our B747-8, B787-8, G280 and G650 programs completed their non-recurring phase and entered into the recurring production phase.

        As of December 31, 2012, we had $440.7 million of cash and cash equivalents on the balance sheet and $630.1 million of available borrowing capacity under our revolving credit facility, which is net of $19.9 million in letters of credit issued under our revolving credit facility. We had no outstanding balances under our revolving credit facility at the end of 2012. During the first quarter of 2012, we drew down $170.0 million from our revolving credit facility to fund short-term working capital needs, which was repaid in full by the end of the second quarter of 2012; there have been no subsequent revolver borrowings. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

  Cash Flows

        The following table provides a summary of our cash flows for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010:

	For the Twelve Months Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	($ in millions)
Net (loss) income	$34.8	$192.4	$218.9
Adjustments to reconcile net income	66.8	154.5	184.9
Changes in working capital	442.8	(394.2)	(278.7)

Net cash provided by (used in) operating activities	544.4	(47.3)	125.1
Net cash (used in) investing activities	(248.8)	(249.2)	(288.4)
Net cash (used in) financing activities	(34.6)	(6.7)	277.4

Effect of exchange rate change on cash and cash equivalents	1.9	(0.6)	(1.5)

Net increase (decrease) in cash and cash equivalents for the period	262.9	(303.8)	112.6
Cash and cash equivalents, beginning of period	177.8	481.6	369.0

Cash and cash equivalents, end of period	$440.7	$177.8	$481.6

  Twelve Months Ended December 31, 2012 as Compared to Twelve Months Ended December 31, 2011

        Operating Activities.    For the twelve months ended December 31, 2012, we had a net cash inflow of $544.4 million from operating activities, an inflow increase of $591.7 million, compared to a net cash outflow of $47.3 million for the same period in the prior year. During 2012, net cash provided by operating activities was primarily due to the receipt of a $250.0 million advance from Airbus associated with an agreement on the A350 XWB fuselage program, $234.9 million of insurance proceeds from our global settlement, offset by $88.7 million for all property damage, clean-up and recovery costs related to the severe weather event as well as all expenses incurred to make up for the interruption of production and to reduce further disruptions, and by timing of vendor payments and receivables from customers. For 2012, our cash flow was favorably impacted by cash receipts from B787 deliveries, which were higher in the current period than 2011 due to higher cash payments beginning in the third quarter of 2011 and continuing into 2012 resulting from contractual reductions in the portion of advances repaid by each ship set delivered. This temporary increase in cash received per unit ended with the delivery of the 100th unit in 2012. Also during 2012, we made federal tax payments of $97.4 million, which are net of an Internal

Revenue Service ("IRS") refund for the 2011 tax year, and payments relating to settling the 2008 and 2009 IRS examinations.

        We continue to invest in inventory for new programs and additional production costs for ramp-up activities in support of increasing build rates on several Boeing programs. During 2012, inventory build for new programs, including the B787, A350 XWB and Gulfstream programs, was $1,571.0 million, an increase of $768.3 million, compared to the same period in the prior year. Additionally, inventory build for mature Boeing and Airbus programs, including costs associated with announced increasing build rates on several Boeing programs was approximately $3,754.3 million, an increase of $541.7 million, compared to the same period in the prior year. These activities were funded through cash flows from operations, including receivables from customers and customer advances. These increases are partially offset by the $644.7 million in forward loss charges recorded in 2012 which are reflected as sources of cash as they are recorded as provision within inventory.

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

        Investing Activities.    For the twelve months ended December 31, 2012, we had a net cash outflow of $248.8 million from investing activities, a decrease in outflow of $0.4 million compared to a net cash outflow of $249.2 million for the same period in the prior year. In 2012, capital expenditures were $249.0 million, and consisted of purchases of tooling and machinery and equipment to prepare for the manufacturing of our developmental programs, to support increasing production rates on several Boeing programs and for replacement of assets destroyed in the severe weather event. In comparison, in 2011, capital expenditures were $249.7 million.

        Financing Activities.    For the twelve months ended December 31, 2012, we had a net cash outflow of $34.6 million from financing activities, an increase in outflow of $27.9 million, compared to a net cash outflow of $6.7 million for the same period in the prior year. The increase in outflow was primarily due to the refinancing of our $559.0 million senior secured credit facilities with new senior secured credit facilities of $550.0 million, resulting in a prepayment of principal of $9.0 million. In addition to the prepayment of principal, we incurred financing fees of $12.4 million and original issue discount of $2.7 million. Payments on debt other than the refinancing activity were $11.7 million, compared to $8.0 million for the same period in the prior year. During the first half of 2012, we drew down and repaid $170.0 million from our revolver.

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

  Future Cash Needs and Capital Spending

        Our primary future cash needs will consist of working capital, repair and recovery expenses related to the April 2012 severe weather event, debt service, research and development and capital expenditures. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates on certain mature programs, including the B737. We also require capital to develop new technologies for the next generation of aircraft and are evaluating various plans to relieve capacity constraints for the announced customer production rate increases. Capital expenditures totaled approximately $249.0 million, partially offset by $12.9 million in insurance proceeds from the severe weather event, and $249.7 million for the twelve months ended December 31, 2012 and December 31, 2011, respectively. Excluding the impact of the severe weather event, capital expenditures totaled approximately $236.1 and $249.7 for the twelve months ended December 31, 2012 and December 31, 2011, respectively. While the Company continues to assess the impact of the severe weather event damage, we anticipate that tornado-related capital spending will be limited to insurance proceeds recovered. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, insurance proceeds and borrowings available under our revolving credit facility.

        Insurance Recovery.    On October 19, 2012, the Company reached an agreement with its insurers on a final settlement for all claims relating to the April 14, 2012 severe weather event. Under the terms of this settlement, the insurers agreed to pay the Company $234.9 million (less $105.0 million in cash advance payments previously paid to the Company in the second quarter of 2012) to resolve all property damage, clean-up and recovery costs related to the severe weather event as well as all expenses incurred to make up for the interruption of production and to reduce further disruptions. As of December 31, 2012, the Company has received the entire settlement the insurers agreed to pay. Under the settlement agreement, the Company assumes all future risk involving the severe weather event. Since the settlement resolves all contingences surrounding the storm damage proceeds, it was appropriate to recognize the entire settlement amount as a gain in the third quarter of 2012. In accordance with the credit agreement, the Company provided a certificate to its lenders indicating that all net proceeds received in connection with destruction caused by the severe weather event would be used for repair, replacement or restoration at the Wichita facility. Any insurance proceeds not used for repair, replacement or restoration at the Wichita facility within two years of receipt will be applied to prepayment of our senior secured credit facility.

        While the Company believes that most past and future charges relating to the severe weather event will be offset by the insurance settlement there can be no assurance that complete offsetting will occur.

        EAC Changes in Estimates.    As described in more detail in the New Program Performance discussion, the Company significantly increased its estimates regarding future production costs on six of its new development programs in 2012. The majority of the $636.7 million of forward loss charges represent future cash expenditures which increase our projected future cash needs from previous estimates. Of this amount, $590.4 million were charges taken in the third quarter of 2012. These charges cover production blocks that are currently estimated to be completed at various dates between now and 2018.

  Pension and Other Post -Retirement Benefit Obligations

        Our U.S. pension plan remained fully funded at December 31, 2012 and we anticipate non-cash pension income for 2013 to remain at or near the same level as 2012. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. We continue to make contributions to our U.K. pension plan. Our projected contributions to the U.K. pension plan for 2013 are $9.2 million.

  Debt and Other Financing Arrangements

        Senior Secured Credit Facilities.    On April 18, 2012, Spirit entered into a $1.2 billion senior secured Credit Agreement (the "Credit Agreement") consisting of a $650.0 million revolving credit facility and a $550.0 million term loan B facility. The Credit Agreement refinanced and replaced the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended. Proceeds of the new term loan were used to pay off outstanding amounts under the prior credit agreement. The revolving credit facility matures April 18, 2017 and bears interest, at Spirit's option, at either LIBOR, or a defined "base rate" plus an applicable margin based on Spirit's debt-to-EBITDA ratio (see table below). The term loan matures April 18, 2019 and bears interest, at Spirit's option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit's secured debt-to-EBITDA ratio is below 1:1 at any time after 2012. Substantially all of Spirit's assets, including inventory and property, plant and equipment, were pledged as collateral for both the term loan and the revolving credit facility. As of December 31, 2012, the outstanding balance of the term loan was $545.9 million. As of December 31, 2011, the outstanding balance of the old term loan, which was repaid upon closing of the new credit facilities, was $561.9 million. As of December 31, 2012 the carrying amount of the term loan was $543.4 million. The amount outstanding under the revolving credit facility was zero as of December 31, 2012. The amount outstanding under the old revolving credit facility was zero as of December 31, 2011. As of December 31, 2012, there were $19.9 million of letters of credit outstanding under the revolving credit facility. The Company recorded a charge of $9.5 million in the second quarter of 2012 for unamortized deferred financing fees as a result of extinguishment of the debt under the prior credit agreement.

        In addition to paying interest on outstanding principal under the Credit Agreement, Spirit is required to pay an unused line fee on the unused portion of the commitments under the revolving credit facility based on Spirit's debt-to-EBITDA ratio (see table below). Spirit is required to pay letter of credit fees equal to the applicable margin for LIBOR rate revolving credit borrowings with respect to letters of credit issued under the revolving credit facility (see table below). Spirit is also required to pay to the issuing banks that issue any letters of credit, letter of credit fronting fees in respect of letters of credit at a rate equal to twenty basis points per year, and to the administrative agent thereunder customary administrative fees.

Pricing Tier	Debt-to-EBITDA Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Rate Loans	Base Rate Loans
1	≥ 3.0:1.0	0.450%	2.50%	2.50%	1.50%
2	<3.0:1 but ≥2.25:1	0.375%	2.25%	2.25%	1.25%
3	<2.25:1 but ≥1.75:1	0.300%	2.00%	2.00%	1.00%
4	<1.75:1	0.250%	1.75%	1.75%	0.75%

        At December 31, 2012, the Company's debt-to-EBITDA ratio was 4.52:1.0, resulting in applicable margins under the revolving credit facility, which will go into effect upon delivery of the quarterly compliance certificate, of 2.5% and 1.5% on Eurodollar and base rate loans and commitment fees on the undrawn portion of the revolving credit facility and letter of credit fees of 0.45% and 2.5%, respectively.

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

        To address the forward loss charges that the Company recognized in the third quarter of 2012, the Company amended its Senior Secured Credit Facility effective October 26, 2012. The amendment resulted in a revision of the financial covenant ratios. No event of default occurred and the Company was in full compliance for its third quarter 2012 and subsequent compliance certifications. The amended ratios are illustrated in the table below:

	Q4 2012	Q1 2013	Q2 2013	Thereafter
Senior Secured Leverage Ratio	3.25	3.25	2.75	2.75
Interest Coverage Ratio	2.25	2.25	3.00	4.00
Total Leverage Ratio	6.00	6.00	4.75	4.00

Additionally, the amendment increased the time the Company has to apply the proceeds from the insurance settlement in connection with the severe weather event against expenses resulting from the event from 12 months to 24 months before the proceeds may be considered eligible for prepayment against the senior secured credit facility.

        Senior Notes.    On November 18, 2010, we issued $300.0 million aggregate of 6 3/4% Senior Notes due 2020 (the "2020 Notes"), with interest payable on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit's existing and future domestic subsidiaries that guarantee Spirit's obligations under Spirit's senior secured credit facility. The carrying value of the 2020 Notes was $300.0 million as of December 31, 2012.

        On September 30, 2009, we issued $300.0 million of 7 1/2% Senior Notes due October 1, 2017 (the "2017 Notes"), with interest payable on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit's existing and future domestic subsidiaries that guarantee Spirit's obligations under Spirit's senior secured credit facility. The carrying value of the 2017 Notes was $295.6 million as of December 31, 2012.

        As of December 31, 2012, we were and expect to continue to be in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes for the foreseeable future.

        Advances and Deferred Revenue on the B787 Program.    On May 12, 2011, Spirit and Boeing entered into the B787 Amendment which, among other things, established a new repayment schedule for advances made by Boeing to Spirit to be repaid against the purchase price of the first 1,000 B787 ship sets delivered to Boeing. In the event Boeing does not take delivery of 1,000 ship sets prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. The B787 Amendment also changed the treatment of advances paid by Boeing for certain non-recurring work into a nonrefundable payment in full for such work. As of December 31, 2012, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $629.8 million.

        Advances on the A350 Fuselage Program.    In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012. The advance payments will be offset against the recurring price of A350 XWB ship sets invoiced by Spirit, at a rate of $1.25 million per ship set. We received $250.0 million in advance payments for 2012 and the balance that had not been repaid as of December 31, 2012 was $246.3 million.

        Malaysian Facility Agreement.    On June 2, 2008, Spirit Malaysia entered into a Facility Agreement for a term loan facility for Ringgit Malaysia RM69.2 million (approximately USD $20.0 million equivalent) (the "Malaysia Facility"), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM3.3 million (approximately USD $1.0 million equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum. The Malaysia Facility loan balance as of December 31, 2012 was $13.4 million.

        French Factory Capital Lease Agreement.    On July 17, 2009, the Company's indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace component assembly plant in Saint-Nazaire, France. Lease payments are variable, subject to the three-month Euribor rate plus 2.2%. Lease payments under the agreement are due quarterly through April 2025. As of December 31, 2012, the Company has $11.0 million in debt attributable to the capital lease transaction. We currently assemble center fuselage frame sections and wings for the new Airbus A350 XWB aircraft at the Saint-Nazaire facility.

        Nashville Design Center Capital Lease Agreement.    On September 21, 2012, the Company entered into a capital lease agreement for $2.6 million for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components. Lease payments are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months.

  Credit Ratings

        In 2012, our credit rating was affirmed at BB and placed on stable outlook by Standard and Poor's, and was affirmed at Ba2 and placed on negative outlook by Moody Investor Services.

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

  Contractual Obligations:

        The following table summarizes our contractual cash obligations as of December 31, 2012

Contractual Obligations(1)(2)	2013	2014	2015	2016	2017	2018	2019 and After	Total
Principal payment on term loan	$5.5	$5.5	$5.5	$5.5	$5.5	$5.5	$512.9	$545.9
Interest on debt(3)	24.1	23.5	20.6	20.4	20.1	19.9	7.5	136.1
Long-term bonds	—	—	—	—	300.0	—	300.0	600.0
Interest on long-term bonds	42.8	42.8	42.8	42.8	37.1	20.3	39.6	268.2
Principal payment on Malaysian term loan	3.0	3.0	3.0	3.0	1.4	—	—	13.4
Interest on Malaysian loan	0.5	0.4	0.3	0.2	—	—	—	1.4
U.K. pension obligation	9.2	—	—	—	—	—	—	9.2
Non-cancelable capital lease payments(4)	1.7	0.9	0.9	0.9	1.0	1.0	10.0	16.4
Non-cancelable operating lease payments	15.3	9.6	6.2	3.9	2.6	2.2	5.8	45.6
Other	7.9	14.6	3.5	3.5	1.1	—	—	30.6
Purchase obligations(5)	206.7	48.6	8.4	0.8	0.1	0.1	—	264.7

Total	$316.7	$148.9	$91.2	$81.0	$368.9	$49.0	$875.8	$1,931.5

(1)
Does not include repayment of $629.8 million of B787 advances or deferred revenue credits to Boeing, or $246.3 million of Airbus advances, which are reflected in our consolidated balance sheet as short-term and long-term liabilities. See Note 10, Advance Payments and Deferred Revenue/Credits.

(2)
The $16.9 million of unrecognized tax benefit liability for uncertain tax positions has been excluded from this table due to uncertainty involving the ultimate settlement period. See Note 19, Income Taxes.

(3)
Interest on our Term Loan B was calculated for all years using the three-month LIBOR yield curve as of December 31, 2012 plus applicable margin.

(4)
Treats the financing of software license purchases and direct financing of system implementation as capital leases.

(5)
Purchase obligations represent computing, tooling, and property, plant and equipment commitments as of December 31, 2012.

Off-Balance Sheet Arrangements

        Other than operating leases disclosed in the notes to our financial statements included in this Annual Report, we have not entered into any off-balance sheet arrangements as of December 31, 2012.

Tax

        We establish reserves in accordance with FASB authoritative guidance to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. We recognize the financial statement impact for tax positions only after determining that based on its technical merits the relevant tax authority would more likely than not sustain the position on audit. For tax positions meeting the "more likely than not threshold" the amount recognized in the financial statements is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The reserves are adjusted quarterly to reflect changes in facts and circumstances, such as the tax audit's progress, case law developments, and new or emerging legislation. We believe that with an $12.4 million long-term payable, the tax reserves are adequate and reflect the most probable outcome for all tax contingencies known at December 31, 2012. Accordingly, the tax contingency liability is included as a non-current liability in our consolidated balance sheet.

Expected Backlog

        As of December 31, 2012, our expected backlog associated with large commercial aircraft, regional jet, business jet, and military equipment deliveries through 2017, calculated based on contractual product prices and expected delivery volumes, was approximately $35.3 billion. This is an increase of $3.5 billion from our corresponding estimate as of the end of 2011 reflecting the fact that Airbus and Boeing new orders exceeded deliveries in 2012. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing and Airbus announced backlog on our supply agreements. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2012 may not necessarily represent the actual amount of deliveries or sales for any future period.

Foreign Operations

        We engage in business in various non-U.S. markets. As of December 31, 2012, we have a foreign subsidiary with one facility in the United Kingdom, which serves as a production facility, a production facility in Malaysia, a worldwide supplier base, and a repair center for the European and Middle-Eastern regions. We purchase certain components and materials that we use in our products from foreign suppliers and a portion of our products will be sold directly to foreign customers, including Airbus, or resold to foreign end-users (i.e., foreign airlines and militaries). In addition, we operate an assembly facility in Saint-Nazaire, France to receive and assemble center fuselage frame sections for the Airbus A350 XWB commercial aircraft from the facility in Kinston, North Carolina before they are shipped to Airbus. This facility began operations in 2011.

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

        For the twelve months ended December 31, 2012, our net revenues from direct sales to non-U.S. customers were approximately $785.7 million, or 15%, of total net revenues for the same period. For the twelve months ended December 31, 2011, our net revenues from direct sales to non-U.S. customers were approximately $653.1 million, or 13%, of total net revenues for the same period. For the twelve months ended December 31, 2010, our net revenues from direct sales to non-U.S. customers were approximately $498.4 million, or 12%, of total net revenues for the same period.

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

        Accounts receivable include amounts billed and currently due from customers, amounts earned but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending contract negotiation. The amounts retained by the customer include $102.0 million still in negotiation at December 31, 2012. For the twelve months ended December 31, 2012, approximately 84% of our net revenues were from sales to Boeing. Additionally, at December 31, 2012 approximately 24% of our outstanding accounts receivable were due from Gulfstream. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically not been material, we cannot guarantee that we will continue to experience the same credit loss rates in the future.

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

Interest Rate Risks

        After the effect of interest rate swaps, as of December 31, 2012, we had $325.0 million of total fixed rate debt and $220.9 million of variable rate debt outstanding as compared to $325.0 million of total fixed rate debt and $236.9 million of variable rate debt outstanding as of December 31, 2011. Borrowings under our Senior Secured Credit Facility bear interest that varies with LIBOR. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $1.3 million.

        We enter into floating-to-fixed interest rate swap agreements periodically. As of December 31, 2012, the interest swap agreements had notional amounts totaling $325.0 million.

Notional Amount	Expires	Variable Rate	Fixed Rate(1)	Effective Fixed Rate(2)	Fair Value, December 31, 2012
$50	March 2013	1 Month LIBOR	0.72%	N/A	$(0.1)
$50	June 2013	1 Month LIBOR	0.84%	N/A	$(0.1)
$225	July 2014	1 Month LIBOR	1.37%	N/A	$(3.8)

				Total	$(4.0)

(1)
The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2)
As of December 31, 2012 the interest rate swaps are no longer effective and therefore the effective fixed rate is not applicable.

        The purpose of entering into these swaps was to reduce our exposure to variable interest rates. In accordance with FASB authoritative guidance the interest rate swaps are being accounted for as cash flow hedges and the fair value of the swap agreements is reported on the balance sheet as an asset, if positive, or a liability, if negative. The fair value of the interest rate swaps was a net liability of approximately $(4.) million at December 31, 2012. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques at year end and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement. We do not use these contracts for speculative or trading purposes.

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

        In accordance with FASB authoritative guidance, the intercompany revolving credit facility with Spirit Europe is exposed to fluctuations in foreign exchange rates. The fluctuation in rates for 2012 resulted in a gain of $6.2 million reflected in other income/expense.

        Other than the interest rate swaps and foreign exchange contracts, we have no other derivative financial instruments.

Item 8.    Financial Statements and Supplementary Data

SPIRIT AEROSYSTEMS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Spirit AeroSystems Holdings, Inc. for the periods ended December 31, 2012, December 31, 2011 and December 31, 2010
Report of Independent Registered Public Accounting Firm	84
Consolidated Statements of Operations	86
Consolidated Statements of Comprehensive Income	87
Consolidated Balance Sheets	88
Consolidated Statements of Changes in Shareholders' Equity	89
Consolidated Statements of Cash Flows	90
Notes to Consolidated Financial Statements	91

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Spirit AeroSystems Holdings, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Spirit AeroSystems Holdings, Inc. and its subsidiaries (the "Company") at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the Company's contract accounting estimates for its Gulfstream G280 and G650 programs existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
March 1, 2013

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	($ in millions, except per share data)
Net Revenues	$5,397.7	$4,863.8	$4,172.4
Operating costs and expenses
Cost of sales	5,245.3	4,312.1	3,607.9
Selling, general and administrative	172.2	159.9	156.0
Impact from severe weather event	(146.2)	—	—
Research and development	34.1	35.7	51.5

Total operating costs and expenses	5,305.4	4,507.7	3,815.4
Operating income	92.3	356.1	357.0
Interest expense and financing fee amortization	(82.9)	(77.5)	(59.1)
Interest income	0.2	0.3	0.3
Other income (expense), net	1.8	1.4	(0.4)

Income before income taxes and equity in net loss of affiliates	11.4	280.3	297.8
Income tax benefit (provision)	24.1	(86.9)	(78.2)

Income before equity in net loss of affiliates	35.5	193.4	219.6
Equity in net loss of affiliates	(0.7)	(1.0)	(0.7)

Net income	$34.8	$192.4	$218.9

Earnings per share
Basic	$0.24	$1.36	$1.56
Diluted	$0.24	$1.35	$1.55

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Comprehensive Income

	For the Twelve Months Ended
	December 31, 2012	December 31, 2011	December 31, 2010
	($ in millions)
Net income	$34.8	$192.4	$218.9
Other comprehensive income, net of tax:
Unrealized (loss) on interest rate swaps, net of tax effect of zero, $2.4, $1.8, respectively	—	(4.2)	(3.0)
Less: reclassification adjustment for loss realized in net income, net of tax effect of $1.7, $3.1, $5.6, respectively	2.9	5.3	9.4

Net gain (loss) on interest rate swaps	2.9	1.1	6.4
Unrealized gain (loss) on foreign currency hedge contracts, net of tax effect of zero, $0.2, $0.5, respectively	—	0.5	(1.3)
Less: reclassification adjustment for loss realized in net income, net of tax effect of zero, $0.1, $0.3, respectively	0.1	0.2	0.8
Less: reclassification adjustment for loss realized in net other assets, net of tax effect of zero, $0.4, zero, respectively	—	0.7	—

Net gain (loss) on foreign currency hedge contracts	0.1	1.4	(0.5)
Pension, SERP, and Retiree medical adjustments, net of tax effect of $19.5, $30.5, $9.5, respectively	(30.5)	(52.9)	(15.5)
Unrealized foreign exchange gain (loss) on intercompany loan, net of effect of $0.8, zero, $0.8, respectively	2.2	—	(2.0)
Foreign currency translation adjustments	6.3	(0.5)	(4.0)

Total other comprehensive income	(19.0)	(50.9)	(15.6)

Total comprehensive income	$15.8	$141.5	$203.3

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	($ in millions)
Current assets
Cash and cash equivalents	$440.7	$177.8
Accounts receivable, net	420.7	267.2
Inventory, net	2,410.8	2,630.9
Deferred tax asset-current	57.1	52.2
Other current assets	26.1	27.7

Total current assets	3,355.4	3,155.8
Property, plant and equipment, net	1,698.5	1,615.7
Pension assets	78.4	118.8
Deferred tax asset-non-current, net	192.0	55.7
Other assets	91.0	96.4

Total assets	$5,415.3	$5,042.4

Current liabilities
Accounts payable	$659.0	$559.4
Accrued expenses	216.3	200.8
Profit sharing	28.3	23.5
Current portion of long-term debt	10.3	48.9
Advance payments, short-term	70.7	8.8
Deferred revenue, short-term	18.4	28.5
Deferred grant income liability — current	6.9	6.1
Other current liabilities	57.1	37.5

Total current liabilities	1,067.0	913.5
Long-term debt	1,165.9	1,152.0
Advance payments, long-term	833.6	655.9
Pension/OPEB obligation	75.6	84.2
Deferred grant income liability — non-current	116.6	121.8
Deferred revenue and other deferred credits	30.8	34.7
Other liabilities	128.9	115.6
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 119,671,298 and 118,560,926 shares issued, respectively	1.2	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 24,025,880 and 24,304,717 shares issued, respectively	0.2	0.2
Additional paid-in capital	1,012.3	995.9
Accumulated other comprehensive loss	(145.2)	(126.2)
Retained earnings	1,127.9	1,093.1

Total shareholders' equity	1,996.4	1,964.2
Noncontrolling interest	0.5	0.5

Total equity	1,996.9	1,964.7

Total liabilities and equity	$5,415.3	$5,042.4

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ Accumulated Deficit
			Additional Paid-in Capital
	Shares	Amount				Total
	($ in millions, except share data)
Balance — December 31, 2009	140,734,301	$1.4	$949.8	$(59.7)	$681.8	$1,573.3
Net income	—	—	—	—	218.9	218.9
Employee equity awards	1,456,684	—	30.0	—	—	30.0
Stock forfeitures	(152,517)	—	(1.2)	—	—	(1.2)
Excess tax benefits from share-based payment arrangements	—	—	5.0	—	—	5.0
SERP shares issued	60,234	—	—	—	—	—
Other comprehensive loss	—	—	—	(15.6)	—	(15.6)

Balance — December 31, 2010	142,098,702	1.4	983.6	(75.3)	900.7	1,810.4
Net income	—	—	—	—	192.4	192.4
Employee equity awards	909,244	—	12.4	—	—	12.4
Stock forfeitures	(221,165)	—	(1.2)	—	—	(1.2)
Excess tax benefits from share-based payment arrangements	—	—	1.1	—	—	1.1
SERP shares issued	78,862	—	—	—	—	—
Other comprehensive loss	—	—	—	(50.9)	—	(50.9)

Balance — December 31, 2011	142,865,643	1.4	995.9	(126.2)	1,093.1	1,964.2
Net income	—	—	—	—	34.8	34.8
Employee equity awards	905,438	—	15.3	—	—	15.3
Stock forfeitures	(123,439)	—	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	1.1	—	—	1.1
SERP shares issued	49,536	—	—	—	—	—
Other comprehensive loss	—	—	—	(19.0)	—	(19.0)

Balance — December 31, 2012	143,697,178	$1.4	$1,012.3	$(145.2)	$1,127.9	$1,996.4

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31, 2012	For the Twelve Months Ended December 31, 2011	For the Twelve Months Ended December 31, 2010
	($ in millions)
Operating activities
Net income	$34.8	$192.4	$218.9
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	151.1	129.2	115.3
Amortization expense	5.1	4.9	4.7
Amortization of deferred financing fees	14.6	5.6	8.0
Accretion of customer supply agreement	0.2	—	—
Bad debt expense	—	1.4	—
Employee stock compensation expense	15.3	11.2	28.8
Excess tax benefit of share-based payment arrangements	(1.2)	(1.3)	(5.0)
(Gain) loss from discontinued hedge accounting on interest rate swaps	5.2	—	—
Loss from the ineffectiveness of hedge contracts	(1.5)	—	—
(Gain) loss from foreign currency transactions	(5.6)	1.0	4.8
Loss on disposition of assets	14.1	1.0	0.7
Deferred taxes	(120.1)	21.6	48.5
Long-term tax benefit	3.6	(6.1)	(9.7)
Pension and other post retirement benefits, net	(8.9)	(9.6)	(8.9)
Grant income	(5.8)	(5.4)	(3.1)
Equity in net loss of affiliates	0.7	1.0	0.7
Changes in assets and liabilities
Accounts receivable	(151.1)	(66.3)	(41.6)
Inventory, net	228.3	(121.6)	(300.3)
Accounts payable and accrued liabilities	109.8	106.1	0.8
Profit sharing/deferred compensation	4.7	(5.5)	26.1
Advance payments	239.6	(159.9)	(140.3)
Income taxes receivable/payable	(4.3)	65.0	4.3
Deferred revenue and other deferred credits	(12.4)	(265.9)	181.8
Other	28.2	53.9	(9.4)

Net cash provided by (used in) operating activities	544.4	(47.3)	125.1

Investing activities
Purchase of property, plant and equipment	(236.1)	(249.7)	(288.1)
Purchase of property, plant and equipment — severe weather event (see Note 4)	(12.9)	—	—
Proceeds from sale of assets	1.6	0.5	0.5
Other	(1.4)	—	(0.8)

Net cash (used in) investing activities	(248.8)	(249.2)	(288.4)

Financing activities
Proceeds from revolving credit facility	170.0	30.0	150.0
Payments on revolving credit facility	(170.0)	(30.0)	(150.0)
Proceeds from issuance of debt	547.6	—	—
Proceeds from issuance of bonds	—	—	300.0
Principal payments of debt	(571.0)	(8.0)	(9.6)
Excess tax benefit of share-based payment arrangements	1.2	1.3	5.0
Debt issuance and financing costs	(12.4)	—	(18.0)

Net cash provided by (used in) financing activities	(34.6)	(6.7)	277.4

Effect of exchange rate changes on cash and cash equivalents	1.9	(0.6)	(1.5)

Net increase in cash and cash equivalents for the period	262.9	(303.8)	112.6
Cash and cash equivalents, beginning of period	177.8	481.6	369.0

Cash and cash equivalents, end of period	$440.7	$177.8	$481.6

Supplemental information
Interest paid	$69.7	$83.7	$60.7
Income taxes paid	$96.7	$5.6	$34.9
Non-cash investing and financing activities
Property acquired through capital leases	$2.6	$0.1	$10.7
Property acquired through government grants	$—	$—	$8.9
Financing obligations	$—	$12.5	$—

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)

1.     Nature of Business

        Spirit AeroSystems Holdings, Inc. ("Holdings" or the "Company") was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company's ("Boeing") operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the "Boeing Acquisition"). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. ("Spirit"). Onex Corporation ("Onex") of Toronto, Canada and certain of its affiliates maintain majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited ("BAE Aerostructures"), which builds structural components for Airbus, a division of the European Aeronautic Defense and Space NV ("Airbus") and Boeing. Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit's incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines, Continental Airlines, and American Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina and Subang, Malaysia. The Company has assembly facilities in Saint-Nazaire, France, and Chanute, Kansas.

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

        The accompanying consolidated financial statements include the Company's financial statements and the financial statements of its majority owned or controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and the instructions to Form 10-K. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2012 presentation.

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

  Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions. See Note 3 for details on current changes in estimates.

        The results of operations during fiscal 2012 include the favorable impact of cumulative catch-up adjustments relating to prior period revenues of $14.7 primarily associated with productivity and efficiency improvements on core programs.

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

        The total quantity of production units to be delivered under a contract may be set as a single contract accounting block, or it can be split into multiple blocks. Unless the life of the contract is so long that it prevents reliable estimates, the entire contract will typically be set as the contract accounting block quantity. "Life-of-program" or "requirements-based" contracts often lead to continuing sales of more than twenty years. Since this is much longer than can be reliably estimated, Spirit uses parameters based on the contract facts and circumstances to determine the length of the contract block. This analysis includes: considering the customer's firm orders, internal assessment of the market, reliability of cost estimates, potential segmentation of non-recurring elements of the contract, and other factors. Contract block sizes may also be determined based on certain contractual terms such as pricing renegotiation dates, such that

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

certain contract blocks may use an approximate date instead of a defined unit quantity in order to increase the ability to estimate accurately given that the renegotiated pricing is unknown for the planning block. Shorter contract blocks for mature, ongoing programs are common due to the presence of recent cost history and probable forecast accuracy. Mature program contract blocks tend to be approximately two years in length. Initial contract blocks often require a longer time period and a greater number of units in order to take into account the higher cost of early units due to a steeper experience curve and pre-production design costs. Initial contract blocks on newer programs can extend up to ten years or longer. As these programs mature, costs stabilize and efficiencies are realized, subsequent contract block length shortens to take into account the steady state of the continuing production.

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

        Estimates of revenues and costs for our contract blocks span a period of multiple years and are based on a substantial number of underlying assumptions. We believe that the underlying assumptions are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the revenue and cost streams can be significant if the assumptions change. Estimates of profit margins for contract accounting blocks are typically reviewed on a quarterly basis. Assuming the initial estimates of sales and costs under the contract block are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract block. Changes in these underlying estimates due to revisions in sales and cost estimates may result in profit margins being recognized unevenly over a contract block as such changes are accounted for on a cumulative basis in the period estimates are revised, which we refer to as cumulative catch-up adjustments. Our Estimate At Completion estimating process is not solely an accounting process, but is instead an integrated part of the management of our business, involving numerous personnel in our planning, production control, contracts, cost management, supply chain and program and business management functions. In 2012, we recorded positive cumulative catch-up adjustments for periods prior to 2012 of $7.3 and $9.8 for the Propulsion and Wing Segments, respectively. Additionally, we recorded a negative cumulative catch-up adjustment of $(2.4) in our Fuselage Segment for the same time period. When the current estimates of total contract revenue and total contract cost indicate a loss, a provision for the entire loss on the contract, known as a

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

forward loss charge, is recorded to cost of sales in the period in which they become evident. In 2012, we recognized $644.7 in forward losses.

        For revenues not recognized under the contract method of accounting, the Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Shipping and handling costs are included in cost of sales. Revenues earned from providing maintenance services, including any contracted research and development, are recognized when the service is complete or other contractual milestones are attained. Revenues from non-recurring design work are recognized based on substantive milestones that are indicative of our progress toward completion. Non-recurring revenues, which are derived primarily from engineering and design efforts, were $239.4, $222.0 and $297.0 for each of the twelve month periods ending December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

        As required by FASB authoritative guidance related to accounting for consideration given by a vendor to a customer, under an agreement with Airbus, certain payments are amortized as a reduction to revenues on units delivered. Additionally, in 2012 we began making certain payments related to our Gulfstream G280 and G650 programs. The Company recognized $51.1 and zero as a reduction to net revenues for the periods ended December 31, 2012 and December 31, 2011, respectively.

  New Programs

        A significant portion of the Company's future revenues is expected to be derived from new programs, most notably the B787, on which we may be contracted to provide design and engineering services, recurring production, or both. There are several risks inherent to such new programs. In the design and engineering phase, we may incur costs in excess of our forecasts due to several factors, including cost overruns, customer-directed change orders and delays in the overall program. We may also incur higher than expected recurring production costs, which may be caused by a variety of factors, including the future impact of engineering changes (or other change orders) or our inability to secure contracts with our suppliers at projected cost levels. Our ability to recover these excess costs from the customer will depend on several factors, including our rights under our contracts for the new programs. In determining our profits and losses in accordance with the percentage-of-completion method of contract accounting, we are required to make significant assumptions regarding our future costs, as well as the estimated number of units to be manufactured under the contract and other variables. We continually review and update our assumptions based on market trends and our most recent experience. If we make material changes to our assumptions, such as a reduction in the estimated number of units to be produced under the contract (which could be caused by emerging market trends or other factors), an increase in future production costs or a change in the recoverability of increased design or production costs, we may experience negative cumulative catch-up adjustments related to revenues previously recognized. In some cases, we may recognize forward loss amounts.

  Research and Development

        Research and development includes costs incurred for experimentation, design and testing and are expensed as incurred as required under FASB authoritative guidance pertaining to accounting for research and development costs.

  Joint Venture

        The value of the Company's 50.0% ownership interest in Spirit-Progresstech LLC totaled $3.6 at December 31, 2012 and is accounted for under the equity method of accounting.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The value of the Company's 31.5% ownership interest in Taikoo Spirit AeroSystems Composite Co. Ltd. totaled $1.5 at December 31, 2012 and is accounted for under the equity method of accounting.

  Cash and Cash Equivalents

        Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.

  Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with industry practice, the Company classifies unbilled receivables related to contracts accounted for under the long-term contract method of accounting, as current. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables. Account balances are charged off against the allowance after the potential for recovery is considered remote. The Company's allowance for doubtful accounts was approximately $4.3 and $1.4 at December 31, 2012 and December 31, 2011, respectively.

        Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned in which the recovery will occur over the term of the contract, which could exceed one year.

  Inventory

        Raw materials are stated at lower of cost (principally on an actual or average cost basis) or market. Inventoried costs attributed to units delivered under long-term contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept which anticipates a predictable decrease in unit costs as tasks and production techniques become more efficient through repetition and supply chain costs are reduced as contracts are negotiated and design changes result in lower cost. This usually results in an increase in inventory (referred to as "excess-over-average" or "deferred production costs") during the early years of a contract. These costs are deferred only to the extent the amount of actual or expected excess-over-average is reasonably expected to be fully offset by lower-than-average costs in future periods of a contract. If in-process inventory plus estimated costs to complete a specific contract exceed the actual plus anticipated remaining sales value of such contract, such excess is charged to cost of sales in the period the loss becomes known, thus reducing inventory to estimated realizable value. Costs in inventory include amounts relating to contracts with long production cycles, some of which are not expected to be realized within one year.

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

        Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant customer directed work changes can also cause pre-production costs to be incurred. These costs are typically recovered over a certain number of ship set deliveries.

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

  Fair Value of Financial Instruments

        Financial instruments are measured in accordance with FASB authoritative guidance related to fair value measurements. This guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. See Note 12, Fair Value Measurements.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  Stock-Based Compensation and Other Share-Based Payments

        Many of the Company's employees are participants in various stock compensation plans. The Company accounts for stock option plans, restricted share plans and other stock-based payments in accordance with FASB authoritative guidance pertaining to share-based payment. The expense attributable to the Company's employees is recognized over the period the amounts are earned and vested, as described in Note 18.

  Service and Product Warranties and Extraordinary Rework

        Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are made at the time products are sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims.

        The following is a roll forward for the warranty and extraordinary rework provision as of December 31, 2012 and December 31, 2011:

	2012	2011
Balance, January 1	$19.6	$18.7
Charges to costs and expenses(1)	12.0	18.4
Write-offs, net of recoveries	(0.9)	(17.5)
Exchange rate	0.2	—

Balance, December 31	$30.9	$19.6

(1)
During 2011, we expensed an additional $9.0 to charges and unallocated cost of sales due to changes in claims data and historical experience.

New Accounting Pronouncements

        In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (FASB ASU 2012-02). The amendment in this update permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles — Goodwill and Other — General Intangibles Other than Goodwill. The provisions of FASB ASU 2012-02 are effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of the provisions of FASB ASU 2012-02 is not expected to have a material impact on the Company's consolidated financial statements.

        In December 2011, the FASB issued Accounting Standards Update 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (FASB ASU 2011-12). The amendments in this update defer certain changes in FASB ASU 2011-05 that relate to the presentation of reclassification adjustments of items out of accumulated other comprehensive income. The provisions of FASB ASU 2011-12 were effective for annual and interim periods beginning after December 15, 2011. The adoption of the provisions of FASB ASU 2011-12 did not have a material impact on the Company's consolidated financial statements.

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

        In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurements (Topic 820) — Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, (FASB ASU 2011-04). This update will require disclosures regarding transfers between Level 1 and Level 2 of the fair value hierarchy, disclosures about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy, and the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. The provisions of FASB ASU 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions of FASB ASU 2011-04 did not have a material impact on the Company's consolidated financial statements.

3.     Change in Estimate

        The Company's long-term contract estimates are based on estimated contract revenues and related costs over the Company's current contract blocks. Estimated contract revenues are generally not subject to significant revisions as most of the Company's contracts are fixed price and known at the inception of the contract; however the contract cost elements of these estimates change frequently as the programs mature and that has historically been the primary driver of changes in our estimates. Contract costs are estimated based on actual costs incurred to date and an estimate of remaining costs over the current contract block which can extend for multiple years. During the early phases of our development contracts, the future cost estimates are subject to significant variability and are based on numerous assumptions and judgments and require management to use its historical experience on similar programs until aircraft programs are type certified; low rate production is achieved; production processes mature; supply chain partners are contracted; and unit costs stabilize which typically results in assumptions that costs will improve over the life of the contract block. This learning curve concept is typical in our industry, however; the level of design change and time spent in low rate production that was anticipated when we initially established these curves has been significantly exceeded as original delivery schedules have been delayed and engineering changes continued. During the second half of 2012 a combination of events occurred that resulted in changes in estimates on several development programs resulting in forward losses being recorded on some of these programs. Following is a summary of events that occurred during the second half of 2012 that resulted in revisions of estimates on certain programs.

Performance Issues-Tulsa Facility

        The Company's Tulsa facility has significant work content on three of the development programs (B787, G280, G650). The multiple complex development programs at this facility have created various performance issues that have resulted in previous changes to our contract estimates on these development programs.

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

  Type Certification

        On September 4 and 7, 2012, Gulfstream received type certification on the G280 and G650 aircraft, respectively. These type certifications impact three of the Company's development programs, G280, G650 and BR725 (the engine nacelle on the G650). Type certification is a significant program milestone for commercial aerospace products as it represents the airworthiness authority's approval of the completion and functionality of engineering design and the ability of the aircraft to enter into service, and leads directly to the commencement of full rate production. However, following type certification the ability to redesign for cost is significantly less if no derivative aircraft design is planned. We currently have no plans for derivative models, making redesign for cost improvements difficult after type certification.

        The pace of cost improvements was not keeping up with projected learning curves particularly related to redesign opportunities and as all three programs are preparing to enter full rate production, we revised our estimates to reflect higher costs.

  Decision on Work Package Transfers

        Given certain challenges of new programs at the Company's Kinston, North Carolina site and the fact that our newest facility in Chanute, Kansas was in the process of multiple work package transfers during the third quarter, the Company decided to delay the transfer of any additional work packages into these facilities. Overall, this had a significant impact on the BR725 program and the timing of anticipated cost reduction from the planned transfer of work content to lower-cost facilities.

  Finalization of Supplier Contracts

        During the early phases of our development programs, the Company will frequently procure small quantities of required sub-assemblies and parts from our suppliers. This practice generally forces us to pay higher unit prices for these sub-assemblies and parts, but allows us flexibility in evaluating supplier performance and quality as well as addressing design changes that frequently occur during the early phases of these development programs. Once design changes subside, we will generally contract on a longer-term basis with our suppliers which allows us to experience more favorable supply chain pricing.

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

        Due to these and other events, for the twelve months ended December 31, 2012, we recorded forward loss charges of $184.0 on the Boeing 787, $162.5 on the Gulfstream G650, $151.0 on the

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Rolls-Royce BR725, $118.8 on the Gulfstream G280, $8.9 on the Airbus A350 XWB non-recurring wing, $11.5 on the Boeing 747-8 program and $8.0 on the B767 program. These amounts are recorded on the condensed consolidated balance sheet as forward loss provisions within inventory.

        Our consolidated net adjustments for costs related to these changes in estimates decreased operating profit, before income taxes, by approximately $644.7 for the twelve months ended December 31, 2012. These adjustments decreased net earnings by approximately $412.0 ($2.88 per share) for the twelve months ended December 31, 2012.

4.     Impact from Severe Weather Event

        On April 14, 2012, during a severe weather event, the Company's Wichita, Kansas facility, which includes its headquarters and manufacturing facilities for all Boeing models as well as operations for maintenance, repair and overhaul support and services (MRO), was hit by a tornado which caused significant damage to many buildings, disrupted utilities and resulted in complete suspension of production for eight days. The Company's work-in-process and production equipment generally remained intact, and the Company resumed production on April 23, 2012, although some inefficiencies continued thereafter as a result of the damage and repair efforts.

        As of December 31, 2012, the Company had received a total of $234.9 in insurance payments based on estimated losses incurred as a result of the April 14, 2012 tornado. In accordance with its credit agreement, the Company provided a certificate to its lenders indicating that all net proceeds received in connection with the destruction caused by the April 14th tornado would be used for repair, replacement or restoration at the Wichita facility.

        On October 19, 2012, the Company reached an agreement with its insurers on a final settlement for all claims relating to the April 14, 2012 severe weather event. Under the terms of this settlement the insurers agreed to pay to the Company $234.9 (including payments previously made) to resolve all property damage, clean-up and recovery costs related to the severe weather event as well as all expenses incurred to make up for the interruption of production and to reduce further disruptions. Under the settlement agreement, the Company assumes all further risk involving the severe weather event on April 14, 2012.

        For the twelve months ended December 31, 2012, the Company recorded a net gain of $146.2 under severe weather event, which represents the settlement amount of $234.9 less cumulative charges of $88.7, which primarily relates to repair, clean-up, asset impairment and incremental freight, labor and warehousing costs to restore normal operations. Future expenditures for incremental freight, warehousing and other costs will be recorded as incurred. The Company's estimate of these future expenditures is likely to change as the Company evaluates different repair and build-back options.

        During the twelve months ended December 31, 2012, the Company recorded an impairment charge of $0.2 for certain assets that were destroyed during the severe weather event. Any future impairment charges are expected to be immaterial.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

5.     Accounts Receivable, net

        Accounts receivable, net consists of the following:

	December 31, 2012	December 31, 2011
Trade receivables(1)(2)	$415.9	$258.0
Other	9.1	10.6
Less: allowance for doubtful accounts	(4.3)	(1.4)

Accounts receivable, net	$420.7	$267.2

(1)
Includes unbilled receivables of $25.6 and $17.4 at December 31, 2012 and December 31, 2011, respectively.

(2)
Includes $102.0 and $39.7 held in retainage by customers at December 31, 2012 and December 31, 2011, respectively.

        Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned in which the recovery will occur over the term of the contract, which could exceed one year.

        Also included in accounts receivable are amounts held in retainage which as of December 31, 2012 are all related to Gulfstream and represent amounts due on G650 deliveries from 2010 through the present. As production rates on this program increase, this amount is likely to grow significantly if not resolved with Gulfstream in a timely manner. While the Company is in contractual negotiations with Gulfstream, we currently believe that these amounts are collectible and represent valid receivables. There can be no guarantee that these amounts will be collected or that they will not become part of an overall negotiation which could then impact recoverability.

        On May 3, 2012, one of our customers, Hawker Beechcraft, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the bankruptcy filing, the Company reserved the remaining balance of its $3.5 receivable from Hawker.

6.     Inventory

        Inventories are summarized as follows:

	December 31, 2012	December 31, 2011
Raw materials	$250.3	$236.9
Work-in-process	2,207.4	1,800.0
Finished goods	35.9	40.8

Product inventory	2,493.6	2,077.7
Capitalized pre-production	524.6	553.2
Forward loss provision(1)	(607.4)	—

Total inventory, net	$2,410.8	$2,630.9

(1)
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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        Inventories are summarized by platform and costs below:

	December 31, 2012
	Inventory	Capitalized Pre-Production	Deferred Production	Non-Recurring	Forward Loss Provision	Total Inventory, net December 31, 2012
B747	$83.6	$7.2	$3.6	$(0.7)	$(11.5)	$82.2
B787	225.2	189.5	595.1	26.6	(184.0)	852.4
Boeing — All other platforms(1)	392.3	5.8	(67.6)	31.6	(6.5)	355.6
A350	133.2	56.8	177.4	51.3	(8.9)	409.8
Airbus — All other platforms	88.2	—	18.2	—	—	106.4
G280	83.3	5.5	98.3	—	(118.8)	68.3
G650	36.7	208.4	297.3	—	(162.5)	379.9
Rolls-Royce(2)	12.6	51.4	51.2	—	(115.2)	—
Sikorsky	—	—	—	4.7	—	4.7
Aftermarket	45.0	—	—	—	—	45.0
Other platforms(3)	102.2	—	0.3	4.0	—	106.5

Total	$1,202.3	$524.6	$1,173.8	$117.5	$(607.4)	$2,410.8

	December 31, 2011
	Inventory	Capitalized Pre-Production	Deferred Production	Non-Recurring	Total Inventory, net December 31, 2011	Cumulative Forward Loss Provision(5)
B747	$88.8	$5.5	$31.8	$10.8	$136.9	$(18.3)
B787	210.3	210.5	533.2	17.1	971.1	—
Boeing — All other platforms	428.2	2.1	6.9	20.5	457.7	—
A350	96.6	36.2	—	41.4	174.2	(3.0)
Airbus — All other platforms	84.0	—	11.5	—	95.5	—
G280	42.9	—	37.2	—	80.1	(177.6)
G650	93.1	240.9	167.1	—	501.1	—
Rolls-Royce(4)	12.1	58.0	25.5	—	95.6	—
Sikorsky	—	—	—	17.5	17.5	(29.0)
Aftermarket	43.1	—	—	—	43.1	—
Other platforms(3)	56.3	—	—	1.8	58.1	—

Total	$1,155.4	$553.2	$813.2	$109.1	$2,630.9	$(227.9)

(1)
Forward loss provision of $8.0 recorded on the B767 program in the fourth quarter of 2012 exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability of $1.5 which will be reduced as additional inventory is generated. This contract liability is

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  reported in other current liabilities. This liability will amortize into the forward loss category of inventory as inventory on the program increases.

(2)
Forward loss provision of $151.0 recorded in the third quarter of 2012 exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability of $35.8 which will be reduced as additional inventory is generated. This contract liability is reported in other current liabilities. This liability will amortize into the forward loss category of inventory as inventory on the program increases.

(3)
Includes over-applied and under-applied overhead.

(4)
Net of $58.0 reclassification of Rolls-Royce non-recurring inventory to pre-production, to conform to current year presentation.

(5)
Forward loss charges taken through December 31, 2011 were reflected within capitalized pre-production and inventory for the respective programs. The balances of each inventory classification are shown as the net amounts with the forward loss provisions shown only for purposes of comparability.

        The following is a roll forward of the capitalized pre-production costs included in the inventory balance at December 31, 2012 and December 31, 2011:

	2012	2011(1)
Balance, January 1	$553.2	$541.8
Charges to costs and expenses	(59.7)	(70.5)
Capitalized costs	31.1	81.9

Balance, December 31	$524.6	$553.2

(1)
Net of $58.0 reclassification of Rolls-Royce non-recurring inventory to pre-production, to conform to current year presentation.

        The following is a roll forward of the deferred production included in the inventory balance at December 31, 2012 and December 31, 2011:

	2012(1)	2011
Balance, January 1	$813.2	$760.0
Charges to costs and expenses	(260.1)	(488.7)
Capitalized costs	617.6	542.1
Exchange rate	3.1	(0.2)

Balance, December 31	$1,173.8	$813.2

(1)
Increases in deferred production are driven primarily by new programs.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        Significant amortization of capitalized pre-production and deferred production inventory will occur over the following contract blocks:

	Contract Block Quantity	Orders(1)
B747-8	56	67
B787	500	799
A350 XWB	400	582
G280	250	49
G650	350	95
Rolls-Royce	350	90

(1)
Orders are from the published firm-order backlogs of Airbus and Boeing. For all other programs, orders represent purchase orders received from OEMs and are not reflective of OEM sales backlog. Orders reported are total block orders, including delivered units.

        Current block deliveries are as follows:

Model	Current Block Deliveries
B747-8	54
B787	99
A350 XWB	3
Business/Regional Jets(1)	123

(1)
Excludes Hawker deliveries as the block closed in early 2012.

        Contract block quantity is projected to fully absorb the balance of deferred production inventory. Capitalized pre-production and deferred production inventories are at risk to the extent that we do not achieve the orders in the forecasted blocks or if future actual costs exceed current projected estimates, as those categories of inventory are recoverable over future deliveries. In the case of capitalized pre-production this may be over multiple blocks. Should orders not materialize in future periods to fulfill the block, potential forward loss charges may be necessary to the extent the final delivered quantity does not absorb deferred inventory costs.

7.     Property, Plant and Equipment, net

        Property, plant and equipment, net consists of the following:

	December 31, 2012	December 31, 2011
Land	$17.7	$17.0
Buildings (including improvements)	504.7	431.5
Machinery and equipment	960.0	849.3
Tooling	722.4	665.0
Capitalized software	170.2	118.7
Construction-in-progress	143.0	204.0

Total	2,518.0	2,285.5
Less: accumulated depreciation	(819.5)	(669.8)

Property, plant and equipment, net	$1,698.5	$1,615.7

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $7.5 and $5.4 for the twelve months ended December 31, 2012 and December 31, 2011, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs, excluding the impact of the severe weather event, of $124.2, $115.5 and $88.9 for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

        We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal-use software. Depreciation expense related to capitalized software was $18.6, $18.6 and $16.4 for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

        Spirit reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with FASB authoritative guidance on accounting for the impairment or disposal of long-lived assets.

8.     Other Assets

        Other assets are summarized as follows:

	December 31, 2012	December 31, 2011
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	28.1	26.8

Total intangible assets	39.8	38.5
Less: Accumulated amortization-patents	(1.2)	(1.1)
Accumulated amortization-favorable leasehold interest	(4.8)	(4.2)
Accumulated amortization-customer relationships	(23.7)	(19.3)

Intangible assets, net	10.1	13.9
Deferred financing
Deferred financing costs	76.4	64.0
Less: Accumulated amortization-deferred financing costs	(49.6)	(35.0)

Deferred financing costs, net	26.8	29.0
Other
Fair value of derivative instruments	—	0.6
Goodwill — Europe	3.0	2.9
Equity in net assets of affiliates	5.1	4.5
Customer supply agreement(1)	39.9	39.8
Other	6.1	5.7

Total	$91.0	$96.4

(1)
Under an agreement with our customer Airbus, certain payments accounted for as consideration given by the Company to Airbus are being amortized as a reduction to net revenues.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The Company recognized $4.1, $4.2 and $4.1 of amortization expense of intangibles for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

        Estimated amortization expense associated with the Company's amortizable intangible assets for each of the next five years is as follows:

2013	$4.2
2014	$1.6
2015	$0.7
2016	$0.7
2017	$0.7

        The following is a roll forward of the carrying amount of goodwill at December 31, 2012:

	2012	2011
Balance, January 1	$2.9	$2.9
Goodwill acquired	—	—
Exchange rate	0.1	—

Balance, December 31	$3.0	$2.9

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

        As part of our ongoing participation in the B787-9 program, we received research and development milestone payments of $30.0 for the twelve month period ended December 31, 2012. Revenue and cost associated with the performance of the research and development are included in program revenue and costs. We expect to receive additional payments related to research and development on this program. These additional payments remain un-negotiated as of December 31, 2012.

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

        In March 2012, we signed a Memorandum of Agreement with Airbus providing for us to receive advance payments in 2012. The advance payments will be offset against the recurring price of A350 XWB ship sets invoiced by Spirit at a rate of $1.25 per ship set. We received $250.0 in the twelve month period ended December 31, 2012.

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

        Advance payments and deferred revenue/credits are summarized by platform as follows:

	December 31, 2012	December 31, 2011
B737	$20.5	$23.6
B747-8	—	0.2
B787	629.8	629.1
A350 XWB	250.2	22.9
Airbus — All other platforms	6.7	7.4
Gulfstream	28.2	35.6
Other	18.1	9.1

Total advance payments and deferred revenue/credits	$953.5	$727.9

11.   Government Grants

        We received grants in the form of government funding for a portion of the site construction and other specific capital asset cost at our Kinston, North Carolina and Subang, Malaysia sites. Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income is being amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. The value recorded within property, plant and equipment prior to amortization, including foreign exchange rate changes, related to the use of grant funds in North Carolina and Malaysia was $148.7 and $143.6 as of December 31, 2012 and December 31, 2011, respectively.

        Deferred grant income liability consists of the following:

	2012	2011
Balance, January 1	$127.9	$133.5
Grant income recognized	(6.1)	(5.4)
Exchange rate	1.7	(0.2)

Total deferred grant income liability, December 31	$123.5	$127.9

        The asset related to the deferred grant income consists of the following:

	2012	2011
Beginning Balance, January 1	$128.3	$133.4
Depreciation	(5.1)	(5.1)
Exchange rate	1.7	—

Total asset value related to deferred grant income, December 31	$124.9	$128.3

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

Level 1	Quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market.
Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Observable inputs, such as current and forward interest rates and foreign exchange rates, are used in determining the fair value of our interest rate swaps and foreign currency hedge contracts.
Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets and liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

	Fair Value Measurements
	December 31, 2012			At December 31, 2012 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$312.2	$312.2	$—	$312.2	$—	$—
Interest Rate Swaps	$(4.0)	$—	$(4.0)	$—	$(4.0)	$—

	Fair Value Measurements
	December 31, 2011			At December 31, 2011 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$75.3	$75.3	$—	$75.3	$—	$—
Interest Rate Swaps	$(4.8)	$—	$(4.8)	$—	$(4.8)	$—
Foreign Currency Hedge Contracts	$(0.4)	$1.2	$(1.6)	$—	$(0.4)	$—

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

	December 31, 2012			December 31, 2011
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$543.4	$550.0	(1)	$561.9	$560.1	(1)
Senior unsecured notes due 2017	295.6	321.8	(1)	294.9	325.5	(1)
Senior unsecured notes due 2020	300.0	321.8	(1)	300.0	317.9	(1)
Malaysian loan	13.4	11.8	(2)	16.1	14.1	(2)

Total	$1,152.4	$1,205.4		$1,172.9	$1,217.6

(1)
Level 1 Fair Value hierarchy

(2)
Level 2 Fair Value hierarchy

        See Note 14, Investments for fair value disclosure on government and corporate debt securities.

13.   Derivative and Hedging Activities

        The Company enters into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. The Company could enter into foreign currency hedge contracts to reduce the risks associated with the changes in foreign exchange rates on sales and cost of sales denominated in currencies other than the entities' functional currency. Any gains or losses on hedges are included in earnings when the underlying transaction that was hedged occurs. The Company does not use contracts for speculative or trading purposes. On the inception date, the Company designates a derivative contract as either a fair value or cash flow hedge in accordance with FASB guidance on accounting for derivatives and hedges and links the contract to either a specific asset or liability on the balance sheet, or to forecasted commitments or transactions. The Company formally documents the hedging relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge's inception and on a quarterly basis, whether the derivative item is effective in offsetting changes in fair value or cash flows.

        Changes in the fair value of derivative instruments considered to be effective hedges are reported in other comprehensive income, net of tax. In the case of interest rate swaps, amounts are subsequently reclassified into interest expense as a yield adjustment of the hedged interest payments in the same period in which the related interest affects earnings. If the actual interest rate on the fixed rate portion of debt is less than LIBOR, the monies received are recorded as an offset to interest expense. Conversely, if the actual interest rate on the fixed rate portion of debt is greater than LIBOR, then the Company pays the difference, which is recorded to interest expense. Reclassifications of any amounts related to foreign currency hedge contracts would be recorded to earnings in the same period in which the underlying transaction occurs. Any change in the fair value resulting from ineffectiveness is immediately recognized in earnings.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of December 31, 2012 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions, which are expected to be able to fully perform under the terms of the agreement.

        The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item; the derivative expires or is sold, terminated or exercised; the derivative is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur; or management determines that the designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company would carry the derivative instrument on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings to the extent the forecasted transaction is not expected to occur, or when the underlying transaction settles.

        To the extent that derivative instruments do not qualify for hedge accounting treatment, the changes in fair market value of the instruments are reported in the results of operations for the current period. As a result of the senior secured Credit Agreement entered into on April 18, 2012, the interest rate swaps no longer qualify for hedge accounting while LIBOR is below the LIBOR floor of 75 basis points under the Credit Agreement. Amounts in other comprehensive income for interest rate swaps as of April 18, 2012 have been included in earnings.

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

        The entire asset classes of the Company are pledged as collateral for both the term loan and the revolving credit facility under the Company's senior secured credit facility (see Note 15, Debt).

Interest Rate Swaps

        We enter into floating-to-fixed interest rate swap agreements periodically. As of December 31, 2012, the interest rate swap agreements had notional amounts totaling $325.0.

Notional Amount	Expires	Variable Rate	Fixed Rate(1)	Effective Fixed Rate(2)	Fair Value, December 31, 2012
$ 50	March 2013	1 Month LIBOR	0.72%	N/A	$(0.1)
$ 50	June 2013	1 Month LIBOR	0.84%	N/A	$(0.1)
$225	July 2014	1 Month LIBOR	1.37%	N/A	$(3.8)

				Total	$(4.0)

(1)
The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2)
As of December 31, 2012 the interest rate swaps are no longer effective and therefore the effective fixed rate is not applicable.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The purpose of entering into these swaps was to reduce the Company's exposure to variable interest rates. The interest rate swaps settle on a monthly basis when interest payments are made. These settlements occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of ($4.0) at December 31, 2012 and ($4.8) at December 31, 2011.

Foreign Currency Forward Contracts

        We could use foreign currency hedge contracts to reduce our exposure to currency exchange rate fluctuations, which include hedging contracts to hedge U.S. dollar revenue from certain customers. The objective of these contracts would minimize the impact of currency exchange rate movements on our operating results. The hedges would be accounted for as cash flow hedges in accordance with FASB authoritative guidance. Gains and losses from cash flow hedges would be recorded to other comprehensive income until the underlying transaction for which the hedge was placed occurs and then the value in other comprehensive income is reclassified to earnings. The exception to the aforementioned treatment of realized gains/losses involves certain cash payments to Airbus, payable in British pounds sterling which were hedged, and this amount in other comprehensive income was reclassified into other assets when the underlying transaction occurred and will be amortized over the first A350 XWB contract block.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The following table summarizes the Company's fair value of outstanding derivatives at December 31, 2012 and December 31, 2011:

	Fair Values of Derivative Instruments
	Other Asset Derivatives		Other Liability Derivatives
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Derivatives designated as hedging instruments
Interest rate swaps
Current	$—	$—	$2.8	$2.4
Non-current	—	—	1.2	2.4
Foreign currency hedge contracts
Current	—	—	—	0.2
Non-current	—	—	—	—

Total derivatives designated as hedging instruments	—	—	4.0	5.0

Derivatives not designated as hedging instruments
Foreign currency hedge contracts
Current	—	0.6	—	0.7
Non-current	—	0.6	—	0.7

Total derivatives not designated as hedging instruments	—	1.2	—	1.4

Total derivatives	$—	$1.2	$4.0	$6.4

        The impact on other comprehensive income ("OCI") and earnings from cash flow hedges for the twelve months ended December 31, 2012 and December 31, 2011 was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)		Location of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Twelve Months Ended			For the Twelve Months Ended			For the Twelve Months Ended
	December 31, 2012	December 31, 2011		December 31, 2012	December 31, 2011		December 31, 2012	December 31, 2011
Interest rate swaps	$—	$(4.2)	Interest expense	$6.1	$8.4	Other (income)/ expense	$—	$—
Foreign currency hedge contracts	—	0.5	Sales/ Revenue	—	0.3	Other (income)/expense	—	—

Total	$—	$(3.7)		$6.1	$8.7		$—	$—

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The impact on earnings from interest rate swaps that are no longer effective was a loss of ($1.0) and less than $0.1 for the twelve months ended December 31, 2012 and December 31, 2011, respectively.

        The impact on earnings from foreign currency hedge contracts that do not qualify as cash flow hedges was $0.3 income and expense of less than $0.1 for the twelve months ended December 31, 2012 and December 31, 2011, respectively.

14.   Investments

        The amortized cost and approximate fair value of held-to-maturity securities are as follows:

	December 31, 2012		December 31, 2011
	Current	Noncurrent	Current	Noncurrent
Government and Corporate Debt Securities
Amortized cost	$0.6	$2.8	$0.4	$3.1
Unrealized gains	—	0.1	—	—
Unrealized losses	—	—	—	(0.1)

Fair value	$0.6	$2.9	$0.4	$3.0

        Maturities of held-to-maturity securities at December 31, 2012 are as follows:

	Amortized Cost	Approximate Fair Value
Within One Year	$0.6	$0.6
One to Five Years	1.7	1.8
Five to Ten Years	0.2	0.2
After Ten Years	0.9	0.9

Total	$3.4	$3.5

        At December 31, 2012 and December 31, 2011, the fair value of certain investments in debt and marketable securities are less than their historical cost. Total fair value of these investments was $0.8 and $1.8, respectively, for the periods then ended, which is approximately 22% and 53%, respectively, of the Company's held-to-maturity investment portfolio. These declines primarily resulted from decreases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.

        Based on evaluation of available evidence, including changes in market interest rates, credit rating information and information obtained from regulatory filings, management believes the declines in fair value for these securities are temporary.

        Should the impairment of any of these securities become other-than-temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period in which the permanent impairment is identified.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

15.   Debt

        Total debt shown on the balance sheet is comprised of the following:

	December 31, 2012	December 31, 2011
Senior secured term loan (short and long-term)	$543.4	$561.9
Senior notes (due 2017 and 2020)	595.6	594.9
Malaysian term loan	13.4	16.1
Present value of capital lease obligations	16.4	15.2
Other	7.4	12.8

Total	$1,176.2	$1,200.9

  Senior Secured Credit Facilities

        On April 18, 2012, Spirit entered into a $1.2 billion senior secured Credit Agreement (the "Credit Agreement") consisting of a $650.0 revolving credit facility and a $550.0 term loan B facility. The Credit Agreement refinanced and replaced the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended. Proceeds of the new term loan were used to pay off outstanding amounts under the prior credit agreement. The revolving credit facility matures April 18, 2017 and bears interest, at Spirit's option, at either LIBOR, or a defined "base rate" plus an applicable margin based on Spirit's debt-to-EBITDA ratio (see table below). The term loan matures April 18, 2019 and bears interest, at Spirit's option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit's secured debt-to-EBITDA ratio is below 1:1 at any time after 2012. Substantially all of Spirit's assets, including inventory and property, plant and equipment, were pledged as collateral for both the term loan and the revolving credit facility. As of December 31, 2012, the outstanding balance of the term loan was $545.9. As of December 31, 2011, the outstanding balance of the old term loan, which was repaid upon closing of the new credit facilities, was $561.9. As of December 31, 2012, the carrying amount of the term loan was $543.4. The amount outstanding under the revolving credit facility was zero as of December 31, 2012. The amount outstanding under the old revolving credit facility was zero as of December 31, 2011. As of December 31, 2012, there were $19.9 of letters of credit outstanding under the revolving credit facility. The Company recorded a charge of $9.5 in the second quarter of 2012 for unamortized deferred financing fees as a result of extinguishment of the debt under the prior credit agreement.

        In addition to paying interest on outstanding principal under the Credit Agreement, Spirit is required to pay an unused line fee on the unused portion of the commitments under the revolving credit facility based on Spirit's debt-to-EBITDA ratio (see table below). Spirit is required to pay letter of credit fees equal to the applicable margin for LIBOR rate revolving credit borrowings with respect to letters of credit issued under the revolving credit facility (see table below). Spirit is also required to pay to the issuing banks

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

that issue any letters of credit, letter of credit fronting fees in respect of letters of credit at a rate equal to twenty basis points per year, and to the administrative agent thereunder customary administrative fees.

Pricing Tier	Debt-to-EBITDA Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Rate Loans	Base Rate Loans
1	≥3.0:1	0.450%	2.50%	2.50%	1.50%
2	<3.0:1 but ≥2.25:1	0.375%	2.25%	2.25%	1.25%
3	<2.25:1 but ≥1.75:1	0.300%	2.00%	2.00%	1.00%
4	<1.75:1	0.250%	1.75%	1.75%	0.75%

        At December 31, 2012, the Company's debt-to-EBITDA ratio was 4.52:1.0, resulting in applicable margins under the revolving credit facility, which will go into effect upon delivery of a quarterly compliance certificate, of 2.5% and 1.5% on Eurodollar and base rate loans, respectively, and commitment fees on the undrawn portion of the revolving credit facility and letter of credit fees of 0.45% and 2.5%, respectively.

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

        To address the forward loss charges that the Company recognized in the third quarter of 2012, the Company amended the Credit Agreement effective October 26, 2012. The amendment resulted in a revision of the quarterly financial covenant ratios. No event of default occurred and the Company was in full compliance for its third quarter 2012 and subsequent compliance certifications. The amended ratios are illustrated in the table below:

	Q4 2012	Q1 2013	Q2 2013	Thereafter
Senior Secured Leverage Ratio (Shall not exceed)	3.25	3.25	2.75	2.75
Interest Coverage Ratio (Shall not be less than)	2.25	2.25	3.00	4.00
Total Leverage Ratio (Shall not exceed)	6.00	6.00	4.75	4.00

        Additionally, the amendment increased the time the Company has to apply the proceeds from the insurance settlement in connection with the severe weather event against expenses resulting from the event from 12 months to 24 months before the proceeds may be considered eligible for prepayment against the senior secured credit facility.

  Senior Notes

        On November 18, 2010, we issued $300.0 aggregate of 6.75% Senior Notes due December 15, 2020 (the "2020 Notes"), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit's existing and future domestic subsidiaries that guarantee Spirit's obligations under Spirit's senior secured credit facility. The carrying value of the 2020 Notes was $300.0 as of December 31, 2012.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        On September 30, 2009, we issued $300.0 of 7.50% Senior Notes due October 1, 2017 (the "2017 Notes"), with interest payable, in cash in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit's existing and future domestic subsidiaries that guarantee Spirit's obligations under Spirit's senior secured credit facility. The carrying value of the 2017 Notes was $295.6 as of December 31, 2012.

        As of December 31, 2012, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes for the foreseeable future.

  Malaysian Facility Agreement

        On June 2, 2008, the Company's wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia ("RM") 69.2 (approximately USD $20.0 equivalent) (the "Malaysia Facility"), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM 3.3 (approximately USD $1.0) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum. The Malaysia Facility loan balance as of December 31, 2012 was $13.4.

  French Factory Capital Lease Agreement

        On July 17, 2009, the Company's indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace-related component assembly plant in Saint-Nazaire, France. Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of December 31, 2012, the Saint-Nazaire capital lease balance was $11.0.

  Nashville Design Center Capital Lease Agreement

        On September 21, 2012, the Company entered into a capital lease agreement for $2.6 million for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components. Lease payments are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months.

16.   Pension and Other Post-Retirement Benefits

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

        The collective bargaining agreement with the UAW requires the Company to contribute a specified amount per hour of service to a multi-employer defined benefit pension plan (IAM National Pension

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Fund). The specified amount was $1.35 in 2010. Per the negotiated UAW collective bargaining agreement, the pension contributions will be as follows:

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

        The following table summarizes the multi-employer plan to which the Company contributes:

		Pension Protection Act Zone Status
									Expiration Date of Collective- Bargaining Agreement
				FIP/RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed
Pension Fund		2011	2012		2010	2011	2012
IAM National Pension Fund	51-60321295	Green	Green	No	$19.9	$22.8	$25.9	No	IAM June 27, 2020 UAW November 30, 2020
Pension Fund	Year Company Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan's Year-End)
IAM National Pension Fund	2010, 2011, 2012

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

        The Company recorded $39.5, $38.4 and $37.0 in contributions to these plans for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

        On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who are hired after the date of acquisition. Under the plan, the Company contributes 8% of basic salary while participating employees are required to contribute 4% of basic salary. The Company recorded $0.8 in contributions to this plan for the period ended December 31, 2012, $0.7 in contributions for the period ended December 31, 2011 and $0.6 in contributions for the period ended December 31, 2010.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  Defined Benefit Pension Plans

        Effective June 17, 2005, pension assets and liabilities were spun-off from three Boeing qualified plans into four qualified Spirit AeroSystems plans for each Spirit employee who did not retire from Boeing by August 1, 2005. Effective December 31, 2005, all four qualified plans were merged together. In addition, Spirit has one nonqualified plan providing supplemental benefits to executives (SERP) who transferred from a Boeing nonqualified plan to a Spirit AeroSystems plan and elected to keep their benefits in this plan. Both plans are frozen as of the date of the Boeing Acquisition (i.e., no future service benefits are being earned in these plans). We intend to fund our qualified pension plan through a trust. Pension assets are placed in trust solely for the benefit of the pension plans' participants and are structured to maintain liquidity that is sufficient to pay benefit obligations.

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

  Obligations and Funded Status

        The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the consolidated balance sheets for the fiscal years 2012 and 2011. Benefit obligation balances presented in the tables reflect the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for our pension plans, and accumulated post-retirement benefit obligations (APBO) for our post-retirement medical plan. We use an end of fiscal year measurement date of December 31 for our U.S. pension and post-retirement medical plans as required by FASB authoritative guidance.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2012	2011	2012	2011
Change in projected benefit obligation:
Beginning balance	$909.9	$746.4	$83.8	$72.0
Service cost	—	—	3.3	3.0
Employee contributions	—	—	—	—
Interest cost	42.5	41.9	3.5	3.7
Actuarial (gains) and losses	135.0	127.2	(14.7)	5.3
Benefits paid	(7.1)	(5.6)	(0.2)	(0.2)

Projected benefit obligation at the end of the period	$1,080.3	$909.9	$75.7	$83.8

Assumptions used to determine benefit obligation:
Discount rate	4.69%	4.69%	2.94%	4.23%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	8.50%	8.97%
Ultimate trend rate	N/A	N/A	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	2030	2030
Change in fair value of plan assets:
Beginning balance	$1,027.2	$915.0	$—	$—
Actual return on assets	130.9	120.1	—	—
Employer contributions to plan	—	—	0.2	0.2
Benefits paid	(7.1)	(5.5)	(0.2)	(0.2)
Expenses paid	(2.0)	(2.4)	—	—

Ending balance	$1,149.0	$1,027.2	$—	$—

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$68.7	$117.3	$75.7	$(83.8)
Employer contributions between measurement date and fiscal year end	—	—	—	—

Net amounts recognized	$68.7	$117.3	$75.7	$(83.8)

Amounts recognized in the balance sheet:
Noncurrent assets	$69.9	$118.3	$—	$—
Current liabilities	—	—	(1.3)	(0.6)
Noncurrent liabilities	(1.2)	(1.0)	(74.4)	(83.2)

Net amounts recognized	$68.7	$117.3	$(75.7)	$(83.8)

Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated gain (loss)	(221.5)	(149.5)	(4.4)	(20.4)

Accumulated other comprehensive income (AOCI)	$(221.5)	$(149.5)	$(4.4)	$(20.4)
Cumulative employer contributions in excess of net periodic benefit cost	290.2	266.8	(71.2)	(63.4)

Net amount recognized in the balance sheet	$68.7	$117.3	$(75.6)	$(83.8)

Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation/APBO	$1.2	$1.0	$75.7	$83.8
Accumulated benefit obligation	1.2	1.0	—	—

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2012	2011
Change in projected benefit obligation:
Beginning balance	$57.2	$46.4
Service cost	7.4	6.0
Interest cost	2.8	2.5
Employee contributions	0.1	0.1
Actuarial (gains) and losses	(0.2)	2.0
Benefits paid	(0.3)	(0.3)
Rebates from U.K. Government	0.2	1.0
Exchange rate changes	3.1	(0.5)

Projected benefit obligation at the end of the period	$70.3	$57.2

Assumptions used to determine benefit obligation:
Discount rate	4.70%	4.80%
Rate of compensation increase	3.10%	3.20%
Change in fair value of plan assets:
Beginning balance	$57.7	$49.4
Actual return on assets	8.1	(0.4)
Company contributions	9.0	7.6
Employee contributions	0.1	0.1
Rebates from U.K. Government	0.9	1.7
Benefits paid	(0.3)	(0.3)
Exchange rate changes	3.3	(0.4)

Ending balance	$78.8	$57.7

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	8.5	0.5

Net amounts recognized	$8.5	$0.5

Amounts recognized in the balance sheet:
Noncurrent assets	$8.5	$0.5
Noncurrent liabilities	—	—

Net amounts recognized	$8.5	$0.5

Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated gain (loss)	8.9	3.3

Accumulated other comprehensive income (AOCI)	8.9	3.3
Prepaid (unfunded accrued) pension cost	(0.4)	(2.8)

Net amount recognized in the balance sheet	$8.5	$0.5

Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation/APBO	$—	$—
Accumulated benefit obligation	—	—
Fair value of assets	$—	$—

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  Annual Expense

        The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for 2012, 2011 and 2010 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.S. Plans	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost (income):
Service cost	$—	$—	$—	$3.3	$3.0	$2.9
Interest cost	42.5	41.9	39.5	3.5	3.7	3.9
Expected return on plan assets	(71.6)	(63.8)	(61.0)	—	—	—
Amortization of net (gain) loss	5.7	—	—	1.2	0.7	0.9

Net periodic benefit cost (income)	(23.4)	(21.9)	(21.5)	8.0	7.4	7.7

Other changes recognized in OCI:
Total recognized in OCI (income) loss	$72.0	$73.3	$23.3	$(15.9)	$4.6	$2.4
Total recognized in net periodic benefit cost and OCI	$48.6	$51.4	$1.8	$(7.9)	$12.0	$10.1

Assumptions used to determine net periodic benefit costs:
Discount rate	4.69%	5.67%	6.15%	4.23%	5.33%	5.89%
Expected return on plan assets	7.00%	7.00%	7.50%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	8.97%	9.47%	10.00%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2030	2030	2030

        The estimated net (gain) loss that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year for Pension Benefits is $12.2 and for Other Post-Retirement Benefits plans is zero.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for 2012, 2011 and 2010 are as follows:

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2012	2011	2010
Components of net periodic benefit cost (income):
Service cost	$7.4	$6.0	$5.8
Interest cost	2.8	2.5	2.1
Expected return on plan assets	(3.7)	(3.3)	(2.7)
Amortization of net gain	—	(0.3)	(0.3)

Net periodic benefit cost	$6.5	$4.9	$4.9

Other changes recognized in OCI:
Total income recognized in OCI	$(4.9)	$5.9	$(1.1)
Total recognized in net periodic benefit cost and OCI	$1.6	$10.8	$3.8

Assumptions used to determine net periodic benefit costs:
Discount rate	4.80%	5.30%	5.70%
Expected return on plan assets	5.80%	6.10%	6.50%
Salary increases	3.20%	3.55%	4.20%

        The estimated net (gain) loss that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year for the U.K. plan is ($0.1).

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

        A one-percentage point increase in the initial through ultimate assumed health care trend rates would have increased the accumulated post-retirement benefit obligation by $6.9 at December 31, 2012 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2012 by $0.6. A one-percentage point decrease would have decreased the obligation by $6.2 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2012 by $0.6.

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

        The Company's plans have asset allocations for the U.S., as of December 31, 2012 and December 31, 2011, as follows:

	2012	2011
Asset Category — U.S.
Equity securities — U.S.	29%	29%
Equity securities — International	4%	4%
Debt securities	65%	65%
Real estate	2%	2%

Total	100%	100%

U.K. Plans

        The Trustee's investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan's assets is:

Equity securities	55%
Debt securities	40%
Property	5%

        The Company's plans have asset allocations for the U.K., as of December 31, 2012 and December 31, 2011, as follows:

	2012	2011
Asset Category — U.K.
Equity securities	56%	54%
Debt securities	39%	41%
Other	5%	5%

Total	100%	100%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Projected contributions and benefit payments

        Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be zero in 2013 and discretionary contributions are not expected in 2013. SERP and post-retirement medical plan contributions in 2013 are not expected to exceed $1.4. Expected contributions to the U.K. plan for 2013 are $9.2.

        We monitor our defined benefit pension plan asset investments on a quarterly basis and we believe that we are not exposed to any significant credit risk in these investments.

        The total benefits expected to be paid over the next ten years from the plans' assets or the assets of the Company, by country, are as follows:

U.S.	Pension Plans	Other Post-Retirement Benefit Plans
2013	$12.0	$1.4
2014	$15.7	$3.0
2015	$20.0	$5.4
2016	$24.9	$6.2
2017	$30.0	$6.9
2018-2022	$229.0	$42.7

U.K.	Pension Plans
2013	$0.3
2014	$0.4
2015	$0.4
2016	$0.4
2017	$0.4
2018-2022	$2.1

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

        As of December 31, 2012 and December 31, 2011, the pension plan assets measured at fair value on a recurring basis were as follows:

		At December 31, 2012 Using
Description	December 31, 2012 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary cash investments	$0.8	$0.8	$—	$—
Collective Investment Trusts	$78.0	$—	$74.1	$3.9
Commingled Equity and Bond Funds	$1,149.0	$—	$1,149.0	$—

	$1,227.8	$0.8	$1,223.1	$3.9

		At December 31, 2011 Using
Description	December 31, 2011 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary cash investments	$0.2	$0.2	$—	$—
Collective Investment Trusts	$57.5	$—	$54.4	$3.1
Commingled Equity and Bond Funds	$1,027.2	$—	$1,027.2	$—

	$1,084.9	$0.2	$1,081.6	$3.1

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The table below sets forth a summary of changes in the fair value of the Plan's level 3 investment assets and liabilities for the years ended December 31, 2012 and December 31, 2011:

	December 31, 2012
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$3.1	$0.6	$0.2	$—	$—	$3.9
Commingled Equity and Bond Funds	$—	$—	$—	$—	$—	$—

	$3.1	$0.6	$0.2	$—	$—	$3.9

	December 31, 2011
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$2.7	$0.9	$(0.5)	$—	$—	$3.1
Commingled Equity and Bond Funds	$—	$—	$—	$—	$—	$—

	$2.7	$0.9	$(0.5)	$—	$—	$3.1

17.   Capital Stock

        Holdings has authorized 360,000,000 shares of stock. Of that, 200,000,000 shares are class A common stock, par value $0.01 per share, one vote per share, 150,000,000 shares are class B common stock, par value $0.01 per share, ten votes per share, and 10,000,000 shares are preferred stock, par value $0.01 per share.

        In association with the Boeing Acquisition, Spirit executives with balances in Boeing's Supplemental Executive Retirement Plan (SERP) were authorized to purchase a fixed number of units of Holdings "phantom stock" at $3.33 per unit based on the present value of their SERP balances. Under this arrangement, 860,244 phantom units were purchased. Any payment on account of units may be made in cash or shares of common stock at the sole discretion of Holdings.

18.   Stock Compensation

        Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings' common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.

        For the fiscal period ended December 31, 2012, Holdings has recognized a net total of $15.3 of stock compensation expense. The entire $15.3 of net stock compensation expense recorded in 2012 was charged directly to selling, general and administrative expense accordance with FASB authoritative guidance, which included $0.9 of accelerated vesting expense for participants meeting the conditions for "qualifying retirement" under our Short-Term Incentive Plan. Holdings recognized a total of $11.2 and $28.8 of stock compensation expense for the periods ended December 31, 2011 and December 31, 2010, respectively. The

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

total income tax benefit recognized in the income statement for share based compensation arrangements was $5.6, $4.1, and $10.8 for 2012, 2011, and 2010, respectively.

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

        The Company did not recognize any expense under the EIP for the year ended December 31, 2012. The Company expensed a net total of less than $0.1 and $1.8 for the periods ended December 31, 2011 and December 31, 2010, respectively. The weighted average remaining period for the vesting of these shares is 2.5 years. The intrinsic value of the unvested shares based on the value of the Company's stock at December 31, 2012 was $14.9, based on the value of the Company's stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The following table summarizes the activity of restricted shares under the EIP for the periods ended December 31, 2012, December 31, 2011 and December 31, 2010:

	Shares(1)	Value(2)
	(Thousands)
Executive Incentive Plan
Nonvested at December 31, 2009	1,840	20.9
Vested during period	(466)	(5.3)
Forfeited during period	(8)	(0.2)

Nonvested at December 31, 2010	1,366	15.4
Vested during period	(446)	(5.1)
Forfeited during period	(40)	(0.5)

Nonvested at December 31, 2011	880	9.8
Vested during period	—	—
Forfeited during period	—	—

Nonvested at December 31, 2012	880	$9.8

(1)
The Nonvested balance as of December 31, 2009 excludes 753 shares sold to offset personal income tax amounts due at the five-year anniversaries of the Executive Incentive Plan grant dates.

(2)
Value represents grant date fair value.

  Board of Directors Stock Awards

        The Company's Director Stock Plan provides non-employee directors the opportunity to receive grants of restricted shares of class A common stock, or Restricted Stock Units (RSUs) or a combination of both common stock and RSUs. The class A common stock grants and RSU grants vest one year from the grant date. The RSU grants are payable upon the director's separation from service. The Board of Directors or its authorized committee may make discretionary grants of shares or RSUs from time to time. The maximum aggregate number of shares that may be granted to participants is 3,000,000 shares. In April 2008, the Director Stock Plan was amended such that all issuances of stock pursuant to the plan after that date would be grants of class A common stock or RSUs. All shares granted prior to April 2008 were class B common stock.

        For each non-employee director of the Company, at least one-half of their annual director compensation is required to be paid in the form of a grant of class A common stock and/or RSUs, as elected by each director. In addition, each director may elect to have all or any portion of the remainder of their annual director compensation paid in cash or in the form of a grant of class A stock and/or RSUs. If participants cease to serve as directors within a year of the grant, the restricted shares and/or RSUs are forfeited. In May 2012, the Board of Directors authorized a grant to its members of 29,271 shares of restricted class A common stock valued at $0.7 based on the share price of the Company's common stock at the grant date. The Company expensed a net amount of $0.7 for the Board of Directors shares for the period ended December 31, 2012. The Company expensed $0.7 during each of the periods ended December 31, 2011 and December 31, 2010. The Company's unamortized stock compensation related to these restricted shares is $0.2 which will be recognized over a weighted average remaining period of 4 months. The intrinsic value of the unvested shares based on the value of the Company's stock at December 31, 2012 was $0.5, based on the value of the Company's stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The following table summarizes stock and RSU grants to members of the Company's Board of Directors for the periods ended December 31, 2012, December 31, 2011 and December 31, 2010:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)
Board of Directors Stock Grants
Nonvested at December 31, 2009	56	—	$0.7	$—
Granted during period	33	—	0.7	—
Vested during period	(56)	—	(0.7)	—
Forfeited during period	—	—	—	—

Nonvested at December 31, 2010	33	—	0.7	—
Granted during period	30	—	0.7	—
Vested during period	(33)	—	(0.7)	—
Forfeited during period	(3)	—	(0.1)	—

Nonvested at December 31, 2011	27	—	0.6	—
Granted during period	29	—	0.7	—
Vested during period	(27)	—	(0.6)	—
Forfeited during period	—	—	—	—

Nonvested at December 31, 2012	29	—	$0.7	$—

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

        In February 2012, 104,405 shares of Class A common stock with a value of $2.5 were granted under the Company's STIP for 2011 performance and will vest on the one-year anniversary of the grant date. The company expensed $2.9 for shares granted under the STIP for the period ended 2012. The Company expensed $3.9 and $0.4 for the shares for the periods ended December 31, 2011 and December 31, 2010, respectively. The Company's unamortized stock compensation related to the unvested shares is $0.3, which will be recognized over a weighted average remaining period of 2 months. The intrinsic value of the unvested shares at December 31, 2012 was $1.6 based on the value of the Company's stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The following table summarizes the activity of the restricted shares under the STIP for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010:

	Shares	Value(1)
	(Thousands)
Short-Term Incentive Plan
Nonvested at December 31, 2009	278	3.2
Granted during period	—	—
Vested during period	(278)	(3.2)
Forfeited during period	—	—

Nonvested at December 31, 2010	—	—
Granted during period	185	4.7
Vested during period	(10)	(0.3)
Forfeited during period	(4)	(0.1)

Nonvested at December 31, 2011	171	4.3
Granted during period	104	2.5
Vested during period	(170)	(4.3)
Forfeited during period	(9)	(0.2)

Nonvested at December 31, 2012	96	$2.3

(1)
Value represents grant date fair value.

  Long-Term Incentive Plan

        The Fourth Amended and Restated Long-Term Incentive Plan ("LTIP") is designed to encourage retention of key employees.

        For shares granted in 2007, one-half of the granted restricted shares of class B common stock vested on the second anniversary of the grant date in February 2009, and the other one-half vested on the fourth anniversary of the grant date in 2011. Restricted shares are forfeited if the participant's employment terminates prior to vesting. In the first quarter of 2007, 67,391 shares valued at $2.0 were granted. The Company expensed zero, less than $0.1 and $0.4 net of forfeitures for each of the periods ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

        In May 2012, 618,804 class A shares valued at $15.3 were granted and will vest annually in three equal installments beginning on the two-year anniversary of the grant date. In August and November 2012, an additional 21,590 and 35,578 class A shares valued at $1.1 were granted and will vest annually in three equal installments beginning on the two-year anniversary of the May 2012 grant date. An additional 6,153 shares valued at $0.1 were granted during 2012. These shares will vest annually in three equal installments beginning on the two-year anniversary of the May 2011 grant date. In May 2011, 548,334 class A shares valued at $12.9 were granted (and an additional 1,826 class A shares valued at less than $0.1 were granted during February 2011 for 2010 compensation). These shares begin to vest annually in three equal installments beginning on the two-year anniversary of the May 2010 grant date. During May 2009, 852,294 class A shares valued at $11.0 were granted in May 2009. These shares vest annually in three equal installments beginning on the two-year anniversary of the grant date. Within the May 2008 LTIP grant were three groups of awards, each with a unique vesting schedule. The first group of shares vested equally over three years, beginning in 2009. The second and third groups also vest in one-third increments, but vesting began on the second and third anniversary of the grant, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        During 2012, 92,250 class A shares valued at $2.2 were granted to members of the UAW union pursuant to performance improvements set forth in the 2010 ten-year labor contract. These shares vested immediately upon issuance.

        During 2011, 500 shares of class A common stock with a value of less than $0.1 were granted to members of the UAW union under the LTIP pursuant to the ten-year labor contract. These shares vested immediately and the value was charged directly to cost of sales.

        The Company expensed a total of $11.9 for the unvested class A LTIP shares in the twelve months ended December 31, 2012. The Company expensed a net total of $7.0 and $25.5 for class A LTIP shares for the periods ended December 31, 2011 and December 31, 2010, respectively.

        The Company's unamortized stock compensation related to these unvested class A shares is $18.1 which will be recognized over a weighted average remaining period of 2.5 years. The intrinsic value of the unvested class A LTIP shares at December 31, 2012 was $28.9, based on the value of the Company's common stock and the number of unvested shares.

        The following table summarizes the activity of the restricted shares under the LTIP for the periods ended December 31, 2012, December 31, 2011 and December 31, 2010:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)
Long-Term Incentive Plan
Nonvested at December 31, 2009	1,097	28	$18.8	$0.8
Granted during period	1,568	—	32.6	—
Vested during period	(1,030)	—	(21.1)	—
Forfeited during period	(145)	—	(2.7)	—

Nonvested at December 31, 2010	1,490	28	27.6	0.8
Granted during period	550	—	13.0	—
Vested during period	(307)	(28)	(5.3)	(0.8)
Forfeited during period	(175)	—	(3.3)	—

Nonvested at December 31, 2011	1,558	—	32.0	—
Granted during period	774	—	18.8	—
Vested during period	(513)	—	(10.0)	—
Forfeited during period	(115)	—	(2.5)	—

Nonvested at December 31, 2012	1,704	—	$38.3	$—

(1)
Value represents grant date fair value.

19.   Income Taxes

        The following summarizes pretax income:

	2012	2011	2010
U.S.	$(33.6)	$265.9	$276.8
International	45.0	14.4	21.0

Total	$11.4	$280.3	$297.8

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The tax provision contains the following components:

	2012	2011	2010
Current
Federal	$89.8	$59.6	$28.4
State	1.9	3.4	1.1
Foreign	4.3	5.8	0.6

Total current	$96.0	$68.8	$30.1
Deferred
Federal	$(104.0)	$20.3	$54.3
State	(19.0)	(2.0)	(8.2)
Foreign	2.9	(0.2)	2.0

Total deferred	(120.1)	18.1	48.1

Total tax expense	$(24.1)	$86.9	$78.2

        The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	2012		2011		2010
Tax at U.S. Federal statutory rate	$4.0	35.0%	$98.1	35.0%	$104.2	35.0%
State income taxes, net of Federal benefit	(11.6)	(101.8)	0.9	0.3	(4.6)	(1.5)
Foreign rate differences	(4.6)	(40.4)	1.4	0.5	(4.3)	(1.5)
Research and Experimentation	(3.2)	(28.1)	(10.2)	(3.6)	(10.3)	(3.5)
Domestic Production Activities Deduction	(8.8)	(77.2)	(4.7)	(1.7)	(4.0)	(1.3)
Interest on assessments	0.3	2.6	0.8	0.4	(1.2)	(0.4)
Other	(0.2)	(1.5)	0.6	0.1	(1.6)	(0.5)

Total provision for income taxes	$(24.1)	(211.4)%	$86.9	31.0%	$78.2	26.3%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        Significant tax effected temporary differences comprising the net deferred tax asset are as follows:

	2012	2011
Long-term contracts	$234.6	$85.0
Post-retirement benefits other than pensions	28.6	31.8
Pension and other employee benefit plans	(3.9)	(19.5)
Employee compensation accruals	35.9	30.7
Depreciation and amortization	(106.9)	(86.3)
Inventory	(1.4)	(0.5)
Interest swap contracts	(0.1)	1.8
State income tax credits	49.8	42.9
Accruals and reserves	20.2	17.1
Deferred production	19.5	(3.2)
Deferred gain — severe weather event	(39.1)	—
Net operating loss carryforward	10.7	11.4
Other	1.1	(0.9)

Net deferred tax asset	249.0	110.3
Valuation allowance	(10.4)	(8.2)

Net deferred tax asset	$238.6	$102.1

        Deferred tax detail above is included in the consolidated balance sheet and supplemental information as follows:

	2012	2011
Current deferred tax assets	$57.1	$52.2
Current deferred tax liabilities	(3.3)	(0.8)

Net current deferred tax asset	$53.8	$51.4

Non-current deferred tax assets	192.0	55.7
Non-current deferred tax liabilities	(7.2)	(5.0)

Net non-current deferred tax asset	$184.8	$50.7

Total deferred tax asset	$238.6	$102.1

        The increase from 2011 to 2012 in the long-term contracts deferred tax asset is primarily due to forward losses recognized during 2012 that are not currently deductible for tax.

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

        As required under FASB authoritative guidance, $1.1 was recorded to Additional Paid in Capital, representing the tax effect associated with the net excess tax pool created during each of the periods ended December 31, 2012 and December 31, 2011.

        In accordance with FASB authoritative guidance relating to Accounting for Income Taxes, management has maintained a permanent reinvestment strategy for the Company's foreign operations. As such, deferred taxes have not been provided on unremitted earnings for our U.K., Malaysia, Singapore, Canada, and France subsidiaries, and it is not practicable to estimate the amount of tax that may be payable upon distribution.

        The beginning and ending unrecognized tax benefits reconciliation is as follows:

	2012	2011	2010
Beginning balance	$15.5	$15.2	$23.2
Gross increases related to current period tax positions	4.2	6.1	9.4
Gross increases related to prior period tax positions	1.8	33.5	—
Gross decreases related to prior period tax positions	(3.8)	(9.3)	(16.2)
Statute of limitations' expiration	(0.8)	(0.8)	(1.2)
Settlements	—	(29.2)	—

Ending balance	$16.9	$15.5	$15.2

        Included in the December 31, 2012 balance was $14.2 in tax affected unrecognized tax benefits which, if ultimately recognized, will reduce the Company's effective tax rate. The Internal Revenue Service's examination of the Company's 2011 U.S. Federal income tax return is complete. The Company will continue to participate in the Compliance Assurance Process ("CAP") program for our 2012 and 2013 tax years. The CAP program's objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. HM Revenue & Customs is currently examining our 2009 and 2010 U.K. income tax returns. While a change could result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months, other than the potential $8.7 reduction for Malaysia mentioned below.

        Our U.S. federal income tax returns for the 2010 and 2012 tax years are subject to examination. We are also subject to examination in states and foreign jurisdictions for the 2008-2012 tax years.

        We report interest and penalties, if any, related to unrecognized tax benefits in the income tax provision. As of December 31, 2012 and December 31, 2011, accrued interest on our unrecognized tax benefit liability included in the consolidated balance sheets was $0.7 and $0.1, respectively. The impact of interest on our unrecognized tax benefit liability during 2012 and 2011 was $0.6 and $(0.6), respectively.

        We operate under a tax holiday in Malaysia effective through September 2024. During the current year, management continues to maintain a reserve for potential uncertainty in meeting the tax holiday's conditional employment and investment thresholds. If those thresholds are met by the required date, we expect a $8.7 reduction in our unrecognized tax benefit liability.

        At December 31, 2012, we had $46.4 in United Kingdom net operating loss carryforwards that do not expire and $21.4 in North Carolina net operating loss carryforwards that expire in 2025.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        On January 2, 2013, the President signed legislation retroactively extending the U.S. Research Tax Credit for two years, from January 1, 2012 through December 31, 2013. Our income tax expense for 2013 will reflect the entire benefit of the Research Tax Credit attributable to 2012, which is estimated at $5.4 million. We also will record the benefit of the 2013 Research Tax Credit in our 2013 tax expense.

        Included in the deferred tax assets at December 31, 2012 are $37.2 in Kansas High Performance Incentive Program ("HPIP") Credit, $11.3 in Kansas Research & Development ("R&D") Credit, and $3.9 in Kansas Business and Jobs Development Credit totaling $52.4 in Kansas state income tax credit carryforwards. The HPIP Credit provides a 10% investment tax credit for qualified business facilities located in Kansas for which $8.0 expires in 2024, $1.0 expires in 2025, $5.3 expires in 2026, $7.7 expires in 2027 and the remainder expires in 2028. The R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely. The Business and Jobs Development Credit provides a tax credit for increased employment in Kansas. This credit can be carried forward indefinitely. It is management's opinion that all Kansas state income tax credits carried forward will be utilized before they expire.

        Included in the deferred tax assets at December 31, 2012 are $15.5 in North Carolina Investing in Business Property Credit, $5.9 in North Carolina Investment in Real Property Credit, and $2.9 in North Carolina Creating Jobs Credit totaling $24.3 in North Carolina state income tax credit carryforwards. The Investing in Business Property Credit provides a 7% investment tax credit for property located in a North Carolina development area and the Investment in Real Property Credit provides a 30% investment tax credit for real property located in a North Carolina development area. The Creating Jobs Credit provides a tax credit for increased employment in North Carolina. These North Carolina state income tax credits can be carried forward 20 years. It is management's opinion that $9.8 of these North Carolina state income tax credits will be utilized before they expire and a $14.5 gross valuation allowance was recorded.

20.   Equity

  Earnings per Share Calculation

        Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The following table sets forth the computation of basic and diluted earnings per share:

	For the Twelve Months Ended
	December 31, 2012			December 31, 2011			December 31, 2010
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$34.4	140.7	$0.24	$189.2	139.2	$1.36	$215.8	137.9	$1.56
Income allocated to participating securities	0.4	1.5		3.2	2.3		3.1	2.0

Net income	$34.8			$192.4			$218.9

Diluted potential common shares		0.5			0.8			1.1
Diluted EPS
Net income	$34.8	142.7	$0.24	$192.4	142.3	$1.35	$218.9	141.0	$1.55

        The balance of outstanding common shares presented in the consolidated statement of shareholders' equity was 143.7 million, 142.9 million and 142.1 million at December 31, 2012, December 31, 2011 and December 31, 2010, respectively. Included in the outstanding common shares were 2.7 million, 2.6 million and 2.9 million of issued but unvested shares at December 31, 2012, December 31, 2011 and December 31, 2010, respectively, which are excluded from the basic EPS calculation.

  Accumulated Other Comprehensive Loss

        Accumulated Other Comprehensive Loss is summarized by component as follows:

	December 31, 2012	December 31, 2011
Interest rate swaps	$—	$(2.8)
Foreign currency hedges	—	(0.1)
Pension	(132.0)	(91.5)
SERP/ Retiree medical	(2.6)	(12.7)
Foreign currency impact on long term intercompany loan	(3.5)	(5.7)
Currency translation adjustment	(7.1)	(13.4)

Total accumulated other comprehensive loss	$(145.2)	$(126.2)

  Noncontrolling Interest

        Noncontrolling interest at December 31, 2012 remained unchanged from the prior year at $0.5.

21.   Related Party Transactions

        On March 26, 2007, Hawker Beechcraft, Inc. ("Hawker"), of which Onex Partners II LP (an affiliate of Onex) owns approximately a 49% interest, acquired Raytheon Aircraft Acquisition Company and substantially all of the assets of Raytheon Aircraft Services Limited. The Company's Prestwick facility provided wing components for the Hawker 800 Series manufactured by Hawker. For the the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010 sales to Hawker were $1.2, $10.2

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

and $6.7, respectively. Receivables due from Hawker were $3.5 as of December 31, 2012, net of a $0.3 receivable write-off.

        A former member of Holdings' Board of Directors, who resigned from such position effective October 26, 2010, was also a member of the Board of Directors of Hawker.

        On May 3, 2012, Hawker filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the bankruptcy filing, the Company reserved the remaining balance of Spirit's $3.5 receivable from Hawker.

        A member of Holdings' Board of Directors served as Chairman, President, and Chief Executive Officer of Aviall, Inc., the parent company of one of our customers, Aviall Services, Inc. and a wholly-owned subsidiary of Boeing until his retirement in February 2010. On September 18, 2006, Spirit entered into a distribution agreement with Aviall Services, Inc., which has terminated. Net revenues under the distribution agreement were $4.0 for the twelve months ended December 31, 2010.

        The Company paid $0.3, $0.2 and $0.3 to a subsidiary of Onex for services rendered for each of the twelve month periods ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively. Management believes the amounts charged were reasonable in relation to the services provided.

        Boeing owned and operated significant information technology systems utilized by the Company and, as required under the acquisition agreement for the Boeing Acquisition, was providing those systems and support services to Spirit under a Transition Services Agreement. The services covered by the Transition Services Agreement have now been established by the Company, and the agreement terminated. Under the Transition Services Agreement, the Company incurred fees of zero, zero and less than $0.1 for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010, respectively.

        The spouse of one of the Company's executives who retired in 2011 is a special counsel at a law firm utilized by the Company and at which the executive was previously employed. The Company paid fees of $1.9 and $1.3 to the firm for the twelve month periods ended December 31, 2011 and December 31, 2010, respectively.

        An executive of the Company is a member of the Board of Directors of Rockwell Collins, Inc., a supplier of manufacturing parts to the Company. Under the commercial terms of the arrangement with the supplier, Spirit paid less than $0.1 for each of the twelve month periods ended December 31, 2012 and December 31, 2011, respectively. The amounts owed to Rockwell Collins and recorded as accrued liabilities were less than $0.1 as of both December 31, 2012 and December 31, 2011.

        An executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties. Such fees are not material to the Company.

22.   Commitments, Contingencies and Guarantees

  Litigation

        From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company's long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at December 31, 2012 for loss

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

        In December 2005, a lawsuit was filed against Spirit, Onex and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and seeks class-action status, an unspecified amount of compensatory damages and more than $1.5 billion in punitive damages. The asset purchase agreement from the Boeing Acquisition requires Spirit to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita, which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. On June 30, 2010, the U.S. District Court granted defendants' dispositive motions, finding that the case should not be allowed to proceed as a class action. Following plaintiffs' appeal, on August 27, 2012 the Tenth Circuit Court of Appeals affirmed the District Court's ruling in all respects. The district court has now set certain deadlines for certain prospective plaintiffs to bring individual claims. In the event this litigation continues, the Company intends to continue to vigorously defend itself. Management believes the resolution of this matter will not materially affect the Company's financial position, results of operations or liquidity.

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

        On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants include Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with Boeing and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income Security Act and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

certification. The sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs' claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement "bridging rights" to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs' pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement "bridging rights" are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs initially sought a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. Discovery is now complete and currently pending is a motion filed jointly by plaintiffs and Spirit on September 25, 2012 to dismiss all claims against Spirit with prejudice. Notices of a fairness hearing related to Spirit's dismissal from this lawsuit have been sent to class members. Plaintiffs' claims against Boeing entities are not subject to the motion and will remain pending in the litigation. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any "indemnifiable damages" it may incur in the Harkness litigation, under the terms of the asset purchase agreement from the Boeing Acquisition between Boeing and Spirit. Spirit disputes Boeing's position on indemnity. Management believes the resolution of this matter will not materially affect the Company's financial position, results of operations or liquidity.

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

        On May 11, 2009, Spirit filed a lawsuit in the United States District Court for the District of Kansas against SPS Technologies LLC ("SPS") and Precision Castparts Corp. Spirit's claims are based on the sale by SPS of certain non-conforming nut plate fasteners to Spirit between August 2007 and August 2008. Many of the fasteners were used on assemblies that Spirit sold to a customer. In the fall of 2008, Spirit discovered the non-conformity and notified the customer of the discrepancy. Subsequently, Spirit and the customer removed and replaced nut plates on various in-process aircraft assemblies and subsequently agreed to an appropriate cost related to those efforts. Spirit's lawsuit seeks damages, including damages

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

related to these efforts, under various theories, including breach of contract and breach of implied warranty.

  Commitments

        The Company leases equipment and facilities under various non-cancelable capital and operating leases. The capital leasing arrangements extend through 2025. Minimum future lease payments under these leases at December 31, 2012 are as follows:

		Capital
	Operating	Present Value	Interest	Total
2013	$15.3	$1.7	$0.6	$17.6
2014	$9.6	$0.9	$0.5	$11.0
2015	$6.2	$0.9	$0.5	$7.6
2016	$3.9	$0.9	$0.5	$5.3
2017	$2.6	$1.0	$0.4	$4.0
2018 and thereafter	$8.0	$11.0	$9.7	$28.7

        Operating lease payments were as follows:

	2012	2011	2010
Minimum rentals	$19.6	$20.2	$18.8
Contingent rentals	—	—	—
Less: Sub-lease	—	—	—

Total	$19.6	$20.2	$18.8

        Spirit's aggregate capital commitments totaled $264.8 and $264.2 at December 31, 2012 and December 31, 2011, respectively.

        The Company paid $1.2 and $0.6 in interest expense related to the capital leases for periods ending December 31, 2012 and December 31, 2011, respectively.

  Guarantees

        Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of both December 31, 2012 and December 31, 2011, outstanding letters of credit were $19.9. Outstanding guarantees were $25.6 and $26.6 at December 31, 2012 and December 31, 2011, respectively.

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

        The following is a roll forward of the service warranty and extraordinary rework balance at December 31, 2012:

	2012	2011
Balance, January 1	$19.6	$18.7
Charges to costs and expenses(1)	12.0	18.4
Write-offs, net of recoveries	(0.9)	(17.5)
Exchange rate	0.2	—

Balance, December 31	$30.9	$19.6

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

        Spirit recorded the property on its consolidated balance sheet in accordance with FASB authoritative guidance, along with a capital lease obligation to repay the IRB proceeds. Therefore, Spirit and the Predecessor have exercised their right to offset the amounts invested and obligations for these bonds on a consolidated basis. At both December 31, 2012 and 2011, the assets and liabilities associated with these IRBs were $286.2.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

23.   Other Income (Expense), Net

        Other income (expense), net is summarized as follows:

	For the Twelve Months Ended
	December 31, 2012	December 31, 2011	December 31, 2010
KDFA bond	$4.5	$4.3	$4.0
Rental and miscellaneous (expense)	(8.4)	(0.7)	0.6
Foreign currency gains (loss)	5.7	(2.2)	(5.0)

Total	$1.8	$1.4	$(0.4)

        Foreign currency gains (loss) are due to the impact of movement in foreign currency exchange rates on trade and intercompany receivables/payables and other long-term contractual rights/obligations denominated in a currency other than the entity's functional currency.

24.   Significant Concentrations of Risk

  Economic Dependence

        The Company's largest customer (Boeing) accounted for approximately 84%, 85%, and 83% of the revenues for the periods ending December 31, 2012, December 31, 2011, and December 31, 2010, respectively. Approximately 28% and 33% of the Company's accounts receivable balance at December 31, 2012 and December 31, 2011, respectively, was attributable to Boeing.

        The Company's second largest customer (Airbus) accounted for approximately 9%, 10% and 11% of the revenues for the periods ending December 31, 2012, December 31, 2011 and December 31, 2010, respectively. Approximately 26% and 28% of the Company's accounts receivable balance at December 31, 2012 and December 31, 2011, respectively, was attributable to Airbus.

        Approximately 25% and 16% of the Company's accounts receivable balance at December 31, 2012 and December 31, 2011, respectively, was attributable to Gulfstream.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

25.   Supplemental Balance Sheet Information

        Accrued expenses and other liabilities consist of the following:

	December 31, 2012	December 31, 2011
Accrued expenses
Accrued wages and bonuses	$35.8	$28.0
Accrued fringe benefits	110.1	104.2
Accrued interest	7.8	7.6
Workers' compensation	9.0	7.8
Property and sales tax	27.0	7.2
Warranty/extraordinary rework reserve — current	1.4	0.6
Other	25.2	45.4

Total	$216.3	$200.8

Other liabilities
Federal income taxes — non-current	$12.4	$8.4
Deferred tax liability — non-current	7.2	5.0
Warranty/extraordinary rework reserve — non-current	29.5	19.0
Customer cost recovery(1)	62.0	62.0
Other	17.8	21.2

Total	$128.9	$115.6

(1)
As part of the B787 Amendment, Spirit agreed to pay Boeing for work to complete initial production units.

26.   Segment Information

        The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 92% of the Company's net revenues for the twelve months ended December 31, 2012 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment's operating performance is segment operating income before unallocated corporate selling, general and administrative expenses, unallocated impact of severe weather event, unallocated research and development and unallocated cost of sales. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments' profitability and performance and operating margins. Unallocated impact of severe weather event includes property repairs, clean up and recovery costs related to the April 14, 2012 tornado at the Company's Wichita facility. Unallocated research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment. Unallocated cost of sales includes general costs not directly attributable to segment operations, such as early retirement and other incentives. All of these unallocated items are not specifically related to

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

our operating segments and are not allocated in measuring the operating segments' profitability and performance and operating margins.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The following table shows segment revenues and operating income for the twelve months ended December 31, 2012, December 31, 2011 and December 31, 2010:

	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011	Twelve Months Ended December 31, 2010
Segment Revenues
Fuselage Systems(1)	$2,590.6	$2,425.0	$2,035.1
Propulsion Systems	1,420.9	1,221.5	1,061.8
Wing Systems(1)	1,375.1	1,207.8	1,067.4
All Other	11.1	9.5	8.1

	$5,397.7	$4,863.8	$4,172.4

Segment Operating Income
Fuselage Systems(1)(2)	$387.2	$318.5	$292.3
Propulsion Systems(3)	64.7	194.1	137.5
Wing Systems(1)(4)	(339.1)	0.5	101.0
All Other	1.0	1.3	(1.8)

	113.8	514.4	529.0
Unallocated corporate SG&A	(155.3)	(145.5)	(139.7)
Unallocated impact of severe weather event(5)	146.2	—	—
Unallocated research and development	(4.4)	(1.9)	(3.6)
Unallocated cost of sales(6)	(8.0)	(10.9)	(28.7)

Total operating income	$92.3	$356.1	$357.0

(1)
For 2011, includes recognition of deferred revenue, non-recurring revenue on B787-9 DMI, and pricing adjustments on prior and current-year deliveries all associated with the B787 Amendment, which was finalized in May 2011.

(2)
For 2012, includes a forward loss charge in 2012 of $6.4 for the B747-8 program. For 2011, includes a $29.0 forward loss charge recorded for the Sikorsky CH-53K helicopter program and a $12.6 forward loss charge for the B747-8 program. Also includes for 2012 cumulative catch-up adjustments for periods prior to 2012 of $(2.4).

(3)
For 2012, includes forward loss charges of $151.0 recorded on our Rolls-Royce program and $8.0 on our B767 program and cumulative catch-up adjustments for periods prior to 2012 of $7.3.

(4)
For 2012, includes forward loss charges recorded of $184.0 for the B787 wing program, $162.5 for the G650 wing program, $118.8 for the G280 wing program, $8.9 for the A350 XWB non-recurring wing contract, and $5.1 for the B747-8 wing program. For 2012, also includes cumulative catch-up adjustments for periods prior to 2012 of $9.8. For 2011, includes a $81.8 forward loss charge recorded for the G280 wing program, a $5.7 forward loss charge for the B747-8 program and a $3.0 forward loss on the A350 XWB non-recurring wing contract.

(5)
For 2012, gain includes a $234.9 insurance settlement amount, offset by $88.7 of costs incurred related to the April 14, 2012 severe weather event. Costs include assets impaired by the storm, clean-up costs, repair costs and incremental labor, freight and warehousing costs associated with the impacts of the storm. Certain costs are likely to continue into 2013 until repairs are completed on our Wichita facilities.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

(6)
Includes charges in the second quarter of 2012 of $3.6 related to asset impairments, $2.2 related to stock incentives for certain UAW-represented employees and $2.1 in early retirement incentives to eligible employees and charges in the second quarter of 2011 of $9.0 due to a change in estimate to increase warranty and extraordinary rework reserves and $1.9 in early retirement incentives elected by eligible UAW-represented employees.

        The following chart illustrates the split between domestic and foreign revenues:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$4,612.0	85%	$4,210.7	87%	$3,674.0	88%
International
United Kingdom	470.4	9	422.6	8	400.4	10
Other	315.3	6	230.5	5	98.0	2

Total International	785.7	15	653.1	13	498.4	12

Total Revenues	$5,397.7	100%	$4,863.8	100%	$4,172.4	100%

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

	Year Ended December 31, 2012		Year Ended December 31, 2011
Asset Location	Total Long-Lived Assets	Percent of Total Long-Lived Assets	Total Long-Lived Assets	Percent of Total Long-Lived Assets
United States	$1,506.9	89%	$1,433.9	89%
International
United Kingdom	101.1	6	95.8	6
Other	90.5	5	86.0	5

Total International	191.6	11	181.8	11

Total Long-Lived Assets	$1,698.5	100%	$1,615.7	100%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

27.   Quarterly Financial Data (Unaudited)

	Quarter Ended
2012	December 31, 2012(1)	September 27, 2012(2)	June 28, 2012(3)	March 29, 2012(4)
Revenues	$1,425.6	$1,365.3	$1,341.0	$1,265.8
Operating Income	$98.0	$(210.5)	$82.5	$122.3
Net income	$60.7	$(134.4)	$34.9	$73.6
Earnings per share, basic	$0.43	$(0.94)	$0.25	$0.52
Earnings per share, diluted	$0.43	$(0.94)	$0.24	$0.52

	Quarter Ended
2011	December 31, 2011(5)	September 29, 2011(6)	June 30, 2011(7)	March 31, 2011(8)
Revenues	$1,218.9	$1,129.7	$1,465.6	$1,049.6
Operating Income	$102.4	$120.5	$63.6	$69.6
Net income (loss)	$60.4	$67.3	$30.1	$34.6
Earnings per share, basic	$0.43	$0.48	$0.21	$0.25
Earnings per share, diluted	$0.42	$0.47	$0.21	$0.24

(1)
Fourth quarter 2012 earnings include the impacts of forward loss charges of $6.4 on the B747 fuselage program, $8.0 on the B767 propulsion program and $20.0 on the G280 wing program.

(2)
Third quarter 2012 earnings included the impacts of a $151.0 forward loss charge for our Rolls-Royce program, a charge of $184.0 for the B787 wing program, a charge of $88.1 for the G280 wing program, a charge of $162.5 for the G650 wing program, a charge of $2.4 for the A350 XWB program, a charge of $2.4 for the B747-8 wing program, and gains resulting from the insurance settlement net of cost incurred related to the April 14, 2012 severe weather event.

(3)
Second quarter 2012 earnings included the impacts of a $6.5 forward loss charge recorded on our A350 XWB non-recurring wing contract, charges of $3.6 for asset impairment, $2.2 related to stock incentives for certain UAW-represented employees, and $1.1 in early retirement incentives to eligible employees.

(4)
First quarter 2012 earnings included a $2.7 forward loss charge recorded for the B747-8 program, $10.7 forward loss charge for the G280 wing program and $1.0 related to early retirement incentives to eligible employees.

(5)
Fourth quarter 2011 earnings includes the impacts of $28.5 forward loss charge on the G280 program, $18.3 forward loss charge on the B747-8, a $3.0 forward loss on the A350 XWB non-recurring wing contract and a $9.2 reduction to previously recognized forward losses on the Sikorsky CH-53K helicopter program.

(6)
Third quarter 2011 cost of sales included an impact of a $10.0 forward loss recorded for the Sikorsky CH-53K helicopter program.

(7)
Second quarter 2011 earnings included the impacts of a $53.3 forward loss charge for the G280 wing program, a charge of $9.0 due to a change in estimate to increase warranty and extraordinary rework reserves and a charge of $1.9 in early retirement incentives elected by eligible UAW-represented employees. Also includes recognition of $236.2 of deferred revenue for non-recurring work on the

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  B787-9 DMI and for pricing adjustments on prior and current-year deliveries, all associated with the B787 Amendment, which was finalized in 2011.

(8)
First quarter 2011 earnings included the impact of a $28.2 forward loss charge for the Sikorsky CH-53K helicopter program.

28.   Condensed Consolidating Financial Information

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

    (iv)
    The Company's subsidiaries, other than the Subsidiary Guarantors, which are not guarantors of the 2017 Notes and the 2020 Notes (the "Subsidiary Non-Guarantors"), on a combined basis;

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Twelve Months Ended December 31, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$4,910.1	$151.5	$594.2	$(258.1)	$5,397.7
Operating costs and expenses
Cost of sales	—	4,842.1	141.4	519.9	(258.1)	5,245.3
Selling, general and administrative	3.0	145.8	2.8	20.6	—	172.2
Impact from severe weather event	—	(146.2)	—	—	—	(146.2)
Research and development	—	32.8	—	1.3	—	34.1

Total operating costs and expenses	3.0	4,874.5	144.2	541.8	(258.1)	5,305.4
Operating income (loss)	(3.0)	35.6	7.3	52.4	—	92.3
Interest expense and financing fee amortization	—	(81.9)	—	(10.3)	9.3	(82.9)
Interest income	—	9.4	—	0.1	(9.3)	0.2
Other income (expense), net	—	(0.9)	(0.1)	2.8	—	1.8

Income (loss) before income taxes and equity in net (loss) income of affiliates and subsidiaries	(3.0)	(37.8)	7.2	45.0	—	11.4
Income tax benefit (provision)	(0.2)	34.1	(2.7)	(7.1)	—	24.1

Income (loss) before equity in net income (loss) of affiliates and subsidiaries	(3.2)	(3.7)	4.5	37.9	—	35.5
Equity in net income (loss) of affiliates	(0.7)	(1.3)	—	0.6	0.7	(0.7)
Equity in net income (loss) of subsidiaries	38.7	42.4	—	—	(81.1)	—

Net income (loss)	34.8	37.4	4.5	38.5	(80.4)	34.8
Other comprehensive income (loss)	(19.0)	(32.2)	—	13.2	19.0	(19.0)

Comprehensive income (loss)	$15.8	$5.2	$4.5	$51.7	$(61.4)	$15.8

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Twelve Months Ended December 31, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$4,401.4	$22.4	$536.6	$(96.6)	$4,863.8
Operating costs and expenses
Cost of sales	—	3,898.2	18.3	492.2	(96.6)	4,312.1
Selling, general and administrative	4.4	134.0	2.6	18.9	—	159.9
Impact from severe weather event	—	—	—	—	—	—
Research and development	—	34.9	—	0.8	—	35.7

Total operating costs and expenses	4.4	4,067.1	20.9	511.9	(96.6)	4,507.7
Operating income (loss)	(4.4)	334.3	1.5	24.7	—	356.1
Interest expense and financing fee amortization	—	(76.3)	—	(7.2)	6.0	(77.5)
Interest income	—	6.3	—	—	(6.0)	0.3
Other income (expense), net	—	4.5	—	(3.1)	—	1.4

Income (loss) before income taxes and equity in net income (loss) of affiliates and subsidiaries	(4.4)	268.8	1.5	14.4	—	280.3
Income tax benefit (provision)	1.6	(82.3)	(0.6)	(5.6)	—	(86.9)

Income (loss) before equity in net income (loss) of affiliates and subsidiaries	(2.8)	186.5	0.9	8.8	—	193.4
Equity in net income (loss) of affiliates	(1.0)	(0.7)	—	(0.3)	1.0	(1.0)
Equity in net income (loss) of subsidiaries	196.2	9.8	—	—	(206.0)	—

Net income (loss)	192.4	195.6	0.9	8.5	(205.0)	192.4
Other comprehensive income (loss)	(50.9)	(46.8)	—	(4.1)	50.9	(50.9)

Comprehensive income (loss)	$141.5	$148.8	$0.9	$4.4	$(154.1)	$141.5

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Twelve Months Ended December 31, 2010

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$3,741.1	$10.3	$511.6	$(90.6)	$4,172.4
Operating costs and expenses
Cost of sales	—	3,232.8	6.2	459.5	(90.6)	3,607.9
Selling, general and administrative	3.9	129.3	3.1	19.7	—	156.0
Research and development	—	49.0	—	2.5	—	51.5

Total operating costs and expenses	3.9	3,411.1	9.3	481.7	(90.6)	3,815.4
Operating income (loss)	(3.9)	330.0	1.0	29.9	—	357.0
Interest expense and financing fee amortization	—	(58.3)	—	(4.5)	3.7	(59.1)
Interest income	—	4.0	—	—	(3.7)	0.3
Other income (expense), net	—	4.0	—	(4.4)	—	(0.4)

Income (loss) before income taxes and equity in net income (loss) of affiliates and subsidiaries	(3.9)	279.7	1.0	21.0	—	297.8
Income tax benefit (provision)	1.4	(76.6)	(0.4)	(2.6)	—	(78.2)

Income (loss) before equity in net income (loss) of affiliates and subsidiaries	(2.5)	203.1	0.6	18.4	—	219.6
Equity in net income (loss) of affiliates	(0.7)	(0.1)	—	(0.6)	0.7	(0.7)
Equity in net income (loss) of subsidiaries	222.1	19.0	—	—	(241.1)	—

Net income (loss)	218.9	222.0	0.6	17.8	(240.4)	218.9
Other comprehensive income (loss)	(15.6)	(10.1)	—	(5.5)	15.6	(15.6)

Comprehensive income (loss)	$203.3	$211.9	$0.6	$12.3	$(224.8)	$203.3

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$369.1	$—	$71.6	$—	$440.7
Accounts receivable, net	—	513.2	13.7	171.7	(277.9)	420.7
Inventory, net	—	2,006.9	164.3	239.7	(0.1)	2,410.8
Deferred tax asset — current	—	57.1	—	—	—	57.1
Other current assets	—	22.2	—	3.9	—	26.1

Total current assets	—	2,968.5	178.0	486.9	(278.0)	3,355.4
Property, plant and equipment, net	—	1,221.1	289.3	188.1	—	1,698.5
Pension assets	—	69.9	—	8.5	—	78.4
Investment in subsidiary	1,013.7	281.4	—	—	(1,295.1)	—
Equity in net assets of subsidiaries	983.2	58.2	—	—	(1,041.4)	—
Deferred tax asset — non-current, net	—	192.3	—	(0.3)	—	192.0
Other assets	—	405.0	80.0	27.5	(421.5)	91.0

Total assets	$1,996.9	$5,196.4	$547.3	$710.7	$(3,036.0)	$5,415.3

Current liabilities
Accounts payable	$—	$616.3	$157.2	$163.4	$(277.9)	$659.0
Accrued expenses	—	188.4	2.6	25.3	—	216.3
Profit sharing	—	25.9	—	2.4	—	28.3
Current portion of long-term debt	—	6.6	—	3.7	—	10.3
Advance payments, short-term	—	70.7	—	—	—	70.7
Deferred revenue, short-term	—	16.6	—	1.8	—	18.4
Deferred grant income liability — current	—	—	5.7	1.2	—	6.9
Other current liabilities	—	52.6	—	4.5	—	57.1

Total current liabilities	—	977.1	165.5	202.3	(277.9)	1,067.0
Long-term debt	—	1,142.9	80.0	284.5	(341.5)	1,165.9
Advance payments, long-term	—	833.6	—	—	—	833.6
Pension/OPEB obligation	—	75.6	—	—	—	75.6
Deferred grant income liability — non-current	—	—	83.3	33.3	—	116.6
Deferred revenue and other deferred credits	—	21.1	—	9.7	—	30.8
Other liabilities	—	189.3	—	19.6	(80.0)	128.9
Total equity	1,996.9	1,956.8	218.5	161.3	(2,336.6)	1,996.9

Total liabilities and shareholders' equity	$1,996.9	$5,196.4	$547.3	$710.7	$(3,036.0)	$5,415.3

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$106.7	$—	$71.1	$—	$177.8
Accounts receivable, net	—	318.8	8.9	130.7	(191.2)	267.2
Insurance receivable — severe weather event	—	—	—	—	—	—
Inventory, net	—	2,354.8	113.8	162.3	—	2,630.9
Deferred tax asset — current	—	52.2	—	—	—	52.2
Other current assets	—	25.5	—	2.2	—	27.7

Total current assets	—	2,858.0	122.7	366.3	(191.2)	3,155.8
Property, plant and equipment, net	—	1,118.3	319.2	178.2	—	1,615.7
Pension assets	—	118.3	—	0.5	—	118.8
Investment in subsidiary	997.3	279.9	—	—	(1,277.2)	—
Equity in net assets of subsidiaries	967.4	12.5	—	—	(979.9)	—
Deferred tax asset — non-current, net	—	55.0	—	0.7	—	55.7
Other assets	—	333.6	80.0	30.3	(347.5)	96.4

Total assets	$1,964.7	$4,775.6	$521.9	$576.0	$(2,795.8)	$5,042.4

Current liabilities
Accounts payable	$—	$477.0	$129.3	$144.3	$(191.2)	$559.4
Accrued expenses	—	167.5	0.3	33.0	—	200.8
Profit sharing	—	21.6	—	1.9	—	23.5
Current portion of long-term debt	—	39.8	5.6	3.5	—	48.9
Advance payments, short-term	—	8.8	—	—	—	8.8
Deferred revenue, short-term	—	27.2	—	1.3	—	28.5
Deferred grant income liability — current	—	—	4.9	1.2	—	6.1
Other current liabilities	—	32.9	—	4.6	—	37.5

Total current liabilities	—	774.8	140.1	189.8	(191.2)	913.5
Long-term debt	—	1,126.2	80.0	213.3	(267.5)	1,152.0
Advance payments, long-term	—	655.9	—	—	—	655.9
Pension/OPEB obligation	—	84.2	—	—	—	84.2
Deferred grant income liability — non-current	—	—	88.9	32.9	—	121.8
Deferred revenue and other deferred credits	—	24.0	—	10.7	—	34.7
Other liabilities	—	175.9	—	19.7	(80.0)	115.6
Total equity	1,964.7	1,934.6	212.9	109.6	(2,257.1)	1,964.7

Total liabilities and shareholders' equity	$1,964.7	$4,775.6	$521.9	$576.0	$(2,795.8)	$5,042.4

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$34.8	$586.6	$4.6	$(46.8)	$(34.8)	$544.4

Investing activities
Purchase of property, plant and equipment	—	(204.7)	(4.6)	(26.8)	—	(236.1)
Purchase of property, plant and equipment — severe weather event	—	(12.9)	—	—	—	(12.9)
Proceeds from sale of assets	—	0.4	—	1.2	—	1.6
Equity in net assets of subsidiaries	(34.8)	(1.6)	—	0.2	34.8	(1.4)

Net cash provided by (used in) investing activities	(34.8)	(218.8)	(4.6)	(25.4)	34.8	(248.8)

Financing activities
Proceeds from revolving credit facility	—	170.0	—	—	—	170.0
Payments on revolving credit facility	—	(170.0)	—	—	—	(170.0)
Proceeds from issuance of debt	—	547.2	—	0.4	—	547.6
Principal payments of debt	—	(567.4)	—	(3.6)	—	(571.0)
Collection on (repayment of) intercompany debt	—	(74.0)	—	74.0	—	—
Debt issuance and financing costs	—	(12.4)	—	—	—	(12.4)
Excess tax benefits from share-based payment arrangements	—	1.2	—	—	—	1.2

Net cash provided by (used in) financing activities	—	(105.4)	—	70.8	—	(34.6)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.9	—	1.9

Net increase in cash and cash equivalents for the period	—	262.4	—	0.5	—	262.9
Cash and cash equivalents, beginning of period	—	106.7	—	71.1	—	177.8

Cash and cash equivalents, end of period	$—	$369.1	$—	$71.6	$—	$440.7

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$193.5	$(63.2)	$25.7	$(9.8)	$(193.5)	$(47.3)

Investing activities
Purchase of property, plant and equipment	—	(184.7)	(25.7)	(39.3)	—	(249.7)
Proceeds from the sale of assets	—	0.3	—	0.2	—	0.5
Equity in net assets of subsidiaries	(193.5)	—	—	—	193.5	—

Net cash provided by (used in) investing activities	(193.5)	(184.4)	(25.7)	(39.1)	193.5	(249.2)

Financing activities
Proceeds from revolving credit facility	—	30.0	—	—	—	30.0
Payments on revolving credit facility	—	(30.0)	—	—	—	(30.0)
Principal payments of debt	—	(5.8)	—	(2.2)	—	(8.0)
Collection on (repayment of) intercompany debt	—	(57.3)	—	57.3	—	—
Excess tax benefits from share-based payment arrangements	—	1.3	—	—	—	1.3

Net cash provided by (used in) financing activities	—	(61.8)	—	55.1	—	(6.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.6)	—	(0.6)

Net (decrease) in cash and cash equivalents for the period	—	(309.4)	—	5.6	—	(303.8)
Cash and cash equivalents, beginning of period	—	416.1	—	65.5	—	481.6

Cash and cash equivalents, end of period	$—	$106.7	$—	$71.1	$—	$177.8

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2010

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$219.7	$124.6	$(8.5)	$9.0	$(219.7)	$125.1

Investing activities
Purchase of property, plant and equipment	—	(136.8)	(135.1)	(16.2)	—	(288.1)
Proceeds from the sale of assets	—	0.2	—	0.3	—	0.5
Investment in subsidiaries	—	(143.6)	—	—	143.6	—
Equity in net assets of subsidiaries	(219.7)	—	—	—	219.7	—
Other	—	—	—	(0.8)	—	(0.8)

Net cash provided by (used in) investing activities	(219.7)	(280.2)	(135.1)	(16.7)	363.3	(288.4)

Financing activities
Proceeds from revolving credit facility	—	150.0	—	—	—	150.0
Payments on revolving credit facility	—	(150.0)	—	—	—	(150.0)
Proceeds from issuance of debt	—	300.0	—	—	—	300.0
Principal payments of debt	—	(9.2)	—	(0.4)	—	(9.6)
Collection on (repayment of) intercompany debt	—	(23.2)	—	23.2	—	—
Proceeds from parent company contribution	—	—	143.6	—	(143.6)	—
Debt issuance and financing costs	—	(18.0)	—	—	—	(18.0)
Excess tax benefits from share-based payment arrangements	—	5.0	—	—	—	5.0

Net cash provided by (used in) financing activities	—	254.6	143.6	22.8	(143.6)	277.4

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.5)	—	(1.5)

Net (decrease) in cash and cash equivalents for the period	—	99.0	—	13.6	—	112.6
Cash and cash equivalents, beginning of period	—	317.1	—	51.9	—	369.0

Cash and cash equivalents, end of period	$—	$416.1	$—	$65.5	$—	$481.6

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls as of December 31, 2012 and have concluded that, because of the material weakness in our internal control over financial reporting discussed below, these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were not effective. The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In light of the material weakness discussed below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and effected by the Company's board of directors, management and other personnel to provide reasonable assurance of the reliability of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective controls over the completeness, accuracy and valuation of inventory and cost of goods sold. Specifically controls over contract accounting estimates related to the Gulfstream G280 and G650 programs were not operating effectively in order to ensure that (1) the bills of materials used in the accounting estimate were complete and provided a sound basis for estimating future costs and (2) the evaluation of current actual trends impacting prior estimates of supply chain and labor costs are identified and incorporated into the accounting estimate on a timely basis. This control deficiency resulted in audit adjustments to the cost of sales and inventory accounts and related financial disclosures within the Company's consolidated financial statements. These adjustments consisted of a $10.0 million increase in cost of sales related to a bill of material error in the first quarter of 2012 and a $10.0 million increase in cost of sales related to revised estimates of supply chain and labor costs in the fourth quarter of 2012 on the G280 program. Additionally, this control deficiency could result in misstatements of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that this control deficiency constitutes a material weakness.

        Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012, based on criteria in Internal Control — Integrated Framework issued by COSO.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

        Management has been actively engaged in developing a remediation plan to address the above material weakness. The remediation efforts expected to be implemented include the following:

  •
  Enhance analysis and review of cost estimates related to supply chain management, labor and the bill of material.

  •
  Establish a more comprehensive review and approval procedure, with increased Corporate oversight for the G280 and G650 programs at our Tulsa business unit.

        Management has developed plans for the implementation of the foregoing remediation efforts and will monitor the implementation. Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company's internal control environment to improve the overall effectiveness of internal control over financial reporting.

        Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address the control deficiency or determine to modify the remediation plan described above.

        If not remediated, this control deficiency could result in future material misstatements to the Company's financial statements.

Item 9B.    Other Information

        None.

PART III

Item 10.    Director, Executive Officers and Corporate Governance

        Information concerning the directors of Spirit Holdings will be provided in Spirit Holdings' proxy statement for its 2013 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

        Information concerning the executive officers of Spirit is included in Part I of this Annual Report on Form 10-K.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be provided in Spirit Holdings' proxy statement for its 2013 annual meeting of stockholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

        Information concerning Corporate Governance and the Board of Directors of Spirit Holdings will be provided in Spirit Holdings' proxy statement for its 2013 annual meeting of stockholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

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

Item 11.    Executive Compensation

        Information concerning the compensation of directors and executive officers of Spirit Holdings will be provided in Spirit Holdings' proxy statement for its 2013 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning the ownership of Spirit Holdings' equity securities by certain beneficial owners and by management will be provided in Spirit Holdings' proxy statement for its 2013 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

        Equity Compensation Plan Information is included in Part II of this Annual Report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information concerning certain relationships and related transactions and director independence will be provided in Spirit Holdings' proxy statement for its 2013 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 14.    Principal Accounting Fees and Services

        Information concerning principal accounting fees and services will be provided in Spirit Holdings' proxy statement for its 2013 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
3.1	Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 20, 2009, Exhibit 3.1
3.2	Third Amended and Restated By Laws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 3, 2010, Exhibit 3.1
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.2	Form of Class B Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.2
4.3	Investor Stockholders Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Onex Partners LP and the stockholders listed on the signature pages thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.3
4.4	Registration Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and the persons listed on Schedule A thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.4
4.5	Indenture dated as of September 30, 2009, governing the 7 1/2% Senior Notes due 2017, by and among Spirit AeroSystems, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, Exhibit 4.1
4.6	Form of 7 1/2% Senior Note due 2017	Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, included as Exhibit A to Exhibit 4.1
4.7	Registration Rights Agreement, dated as of September 30, 2009, among Spirit AeroSystems, Inc., the guarantors identified therein, Banc of America Securities LLC and the other initial purchasers of the Notes named therein	Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, Exhibit 4.3
4.8	Indenture dated as of November 18, 2010, governing the 6 3/4% Senior Notes due 2020, by and among Spirit AeroSystems, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed November 18, 2010, Exhibit 4.1

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
4.9	Form of 6 3/4% Senior Note due 2020	Current Report on Form 8-K (File No. 001-33160), filed November 18, 2010, included as Exhibit A to Exhibit 4.2
4.10	Registration Rights Agreement, dated as of November 18, 2010, among Spirit AeroSystems, Inc., the guarantors identified therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated on behalf of itself and as representative of the several initial purchasers of the notes named therein	Current Report on Form 8-K (File No. 001-33160), filed November 18, 2010, Exhibit 4.3
4.11	Supplemental Indenture, dated as of August 11, 2010	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2010, Exhibit 4.1
10.1†	Employment Agreement, dated June 16, 2005, between Jeffrey L. Turner and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.1
10.2†	Amendment to Employment Agreement between Spirit AeroSystems, Inc. and Jeffrey L. Turner, dated December 31, 2008	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2009, Exhibit 10.1.1
10.3†	Employment Agreement, dated September 13, 2005, between Spirit AeroSystems, Inc. and H. David Walker	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.3
10.4†	Employment Agreement, dated December 28, 2005, between Spirit AeroSystems, Inc. and John Lewelling	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.4
10.5†	Employment Agreement, dated March 20, 2006, between Spirit AeroSystems (Europe) Limited and Neil McManus	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.6
10.6†	Employment Agreement between Spirit AeroSystems, Inc. and Philip D. Anderson, dated February 12, 2010	Current Report on Form 8-K (File No. 001-33160), filed February 17, 2010, Exhibit 10.1
10.7†	Spirit AeroSystems Holdings, Inc. Amended and Restated Executive Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2008, Exhibit 10.7
10.8†	Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) Supplemental Executive Retirement Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.8
10.9†	Amendment to Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, dated July 30, 2007	Registration Statement on Form S-8 (File No. 333-146112), filed September 17, 2007, Exhibit 10.2
10.10†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Short-Term Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 10.3
10.11†	Spirit AeroSystems Holdings, Inc. Fourth Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 10.4
10.12†	Spirit AeroSystems Holdings, Inc. Cash Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.11
10.13†	Spirit AeroSystems Holdings, Inc. Union Equity Participation Program	Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-135486), filed October 30, 2006, Exhibit 10.12

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.14†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Director Stock Plan	Registration Statement on Form S-8 (File No. 333-150402), filed April 23, 2008, Exhibit 10.1
10.15	Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14
10.16	Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and Citicorp North America, Inc., as collateral agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.20
10.17	Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Spirit AeroSystems Finance, Inc. (f/k/a Mid-Western Aircraft Finance, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and The Boeing Company, as agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.22
10.18††	Special Business Provisions (Sustaining), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.23
10.19††	General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.20††	Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25
10.21††	Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26
10.22	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27
10.23	Inducement Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.2

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.24	Lease Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.3
10.25	Construction Agency Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.4
10.26†	Amendment to the Spirit AeroSystems Holdings, Inc. Amended and Restated Executive Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2010, Exhibit 10.1
10.27†	Employment Agreement between Spirit AeroSystems, Inc. and Michelle Russell, effective as of June 1, 2010.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 6, 2010, Exhibit 10.1
10.28	Amendment No. 3 dated as of October 15, 2010, to the Second Amended and Restated Credit Agreement, dated as of November 27, 2006, among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), the guarantors party thereto; Bank of America, N.A. and the other lenders party thereto.	Current Report on Form 8-K (File No. 001-33160), filed October 20, 2010, Exhibit 10.1
10.29	Consulting Agreement, effective January 1, 2011, between Spirit AeroSystems, Inc. and Ronald C. Brunton.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2011, Exhibit 10.33
10.30	Spirit AeroSystems Holdings, Inc. Amended and Restated Deferred Compensation Plan, As Amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2011, Exhibit 10.34
10.31†	Employment Agreement between Spirit AeroSystems, Inc. and David Coleal, effective as of July 14, 2011	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 4, 2011, Exhibit 10.1
10.32	Credit Agreement, dated as of April 18, 2012, among Spirit Aerosystems, Inc., the other guarantors party thereto, Bank of America, N.A. and the other agents and lenders party thereto	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 7, 2012, Exhibit 10.1
10.33	Amendment No. 1, dated as of October 26, 2012, to Credit Agreement dated as of April 18, 2012 among Spirit Aerosystems, Inc., Spirit Aerosystems Holdings, Inc., the other guarantors party thereto, Bank of America, N.A. and the other agents and lenders party thereto	Current Report on Form 8-K (File No. 001-33160), filed October 30, 2012, Exhibit 10.1
10.34	Amended and Restated Employment Agreement, between Spirit Aerosystems, Inc. and Jon Lammers, effective as of July 24, 2012	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.1
10.35	Amendment No. 2, dated March 4, 2011, to General Terms Agreement (Sustaining and Others) between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.2

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.36††	Special Business Provisions (Sustaining), as amended through July 29, 2011, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.3
10.37††	Memorandum of Agreement, between The Boeing Company and Spirit AeroSystems, Inc., made as of March 9, 2012, amending Special Business Provisions (Sustaining)	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.4
12.1	Ratio of Earnings to Fixed Charges	*
14.1	Code of Ethics
	(i) Spirit AeroSystems Holdings, Inc. Code of Ethics and Business Conduct, as amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 14.1
	(ii) Spirit AeroSystems Holdings, Inc. Code of Conduct for Finance Employees	Annual Report on Form 10-K (File No. 001-33160), filed March 5, 2007, Exhibit 14.1
21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	*
23.1	Consent of PricewaterhouseCoopers LLP	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**
101.INS@	XBRL Instance Document.	*
101.SCH@	XBRL Taxonomy Extension Schema Document.	*
101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB@	XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document.	*

†
Indicates management contract or compensation plan or arrangement

††
Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment

*
Filed herewith

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas on March 1, 2013.

SPIRIT AEROSYSTEMS HOLDINGS, INC.
By:	/s/ Philip D. Anderson Philip D. Anderson Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey L. Turner Jeffrey L. Turner	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2013
/s/ Philip D. Anderson Philip D. Anderson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2013
/s/ James Steven Sharp James Steven Sharp	Corporate Controller (Principal Accounting Officer)	March 1, 2013
/s/ Ivor Evans Ivor Evans	Director	March 1, 2013
/s/ Paul Fulchino Paul Fulchino	Director	March 1, 2013
/s/ Ronald Kadish Ronald Kadish	Director	March 1, 2013
/s/ Francis Raborn Francis Raborn	Director	March 1, 2013
/s/ Tawfiq Popatia Tawfiq Popatia	Director	March 1, 2013
/s/ Charles Chadwell Charles Chadwell	Director	March 1, 2013
/s/ Richard Gephardt Richard Gephardt	Director	March 1, 2013
/s/ Robert Johnson Robert Johnson	Director, Chairman of the Board	March 1, 2013

SCHEDULE II — Valuation and Qualifying Accounts
Allowance for Doubtful Accounts, Warranties and Extraordinary Rework, and Deferred Tax Asset Valuation
(Deducted from assets to which they apply)

Allowance for Doubtful Accounts	2012	2011	2010
Balance, January 1	$1.4	$—	$0.1
Charges to costs and expenses	3.2	1.6	—
Write-offs, net of recoveries	(0.3)	(0.2)	(0.1)

Balance, December 31	$4.3	$1.4	$—

Warranties and Extraordinary Rework	2012	2011	2010
Balance, January 1	$19.6	$18.7	$13.1
Charges to costs and expenses	12.0	18.4	7.0
Write-offs, net of recoveries	(0.9)	(17.5)	(1.3)
Exchange rate	0.2	—	(0.1)

Balance, December 31	$30.9	$19.6	$18.7

Deferred Tax Asset Valuation Allowance	2012	2011	2010
Balance, January 1	$8.2	$5.3	$—
Income tax credits	1.9	2.9	5.3
Depreciation and Amortization	0.3	—	—

Balance, December 31	$10.4	$8.2	$5.3