Form 10-K/A
period 2012-12-31
Spirit AeroSystems Holdings, Inc.
filed 2013-04-04
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed not later than 120 days after the end of the fiscal year covered by this Report are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

Spirit AeroSystems Holdings, Inc.

Explanatory Note

The sole purpose of this Amendment No. 1 to the Spirit AeroSystems Holdings, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “Form 10-K”) is to furnish an updated Exhibit 101 to the Form 10-K.  Exhibit 101 consists of the following materials formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-K. This Form 10-K/A speaks as of the original filing date of the Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

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

Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.22
10.18† †	Special Business Provisions (Sustaining), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.23
10.19† †	General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.20† †	Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25
10.21† †	Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26
10.22	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27
10.23	Inducement Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.2
10.24	Lease Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.3
10.25	Construction Agency Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.4
10.26†	Amendment to the Spirit AeroSystems Holdings, Inc. Amended and Restated Executive Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2010, Exhibit 10.1
10.27†	Employment Agreement between Spirit AeroSystems, Inc. and Michelle Russell, effective as of June 1, 2010.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 6, 2010, Exhibit 10.1
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

Current Report on Form 8-K (File No. 001-33160), filed October 30, 2012, Exhibit 10.1
10.34	Amended and Restated Employment Agreement, between Spirit Aerosystems, Inc. and Jon Lammers, effective as of July 24, 2012	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.1
10.35	Amendment No. 2, dated March 4, 2011, to General Terms Agreement (Sustaining and Others) between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.2
10.36††	Special Business Provisions (Sustaining), as amended through July 29, 2011, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.3
10.37††	Memorandum of Agreement, between The Boeing Company and Spirit AeroSystems, Inc., made as of March 9, 2012, amending Special Business Provisions (Sustaining)	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.4
12.1	Ratio of Earnings to Fixed Charges	**
14.1	Code of Ethics
	(i) Spirit AeroSystems Holdings, Inc. Code of Ethics and Business Conduct, as amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 14.1
	(ii) Spirit AeroSystems Holdings, Inc. Code of Conduct for Finance Employees	Annual Report on Form 10-K (File No. 001-33160), filed March 5, 2007, Exhibit 14.1
21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	**
23.1	Consent of PricewaterhouseCoopers LLP	**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**
101.INS@	XBRL Instance Document.	*
101.SCH@	XBRL Taxonomy Extension Schema Document.	*
101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB@	XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document.	*

†	Indicates management contract or compensation plan or arrangement
† †	Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment
*	Filed herewith
**	Previously included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on March 1, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Philip D. Anderson	Senior Vice President and Chief Financial	April 4, 2013
Philip D. Anderson	Officer (Principal Financial Officer)