Form 10-Q
period 2013-03-28
Spirit AeroSystems Holdings, Inc.
filed 2013-05-03
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2013

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

As of April 26, 2013, the registrant had outstanding 119,668,567 shares of class A common stock, $0.01 par value per share, and 24,005,505 shares of class B common stock, $0.01 par value per share.

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 28, 2013	March 29, 2012
	($ in millions, except per share data)

Net revenues	$1,442.2	$1,265.8
Operating costs and expenses
Cost of sales	1,237.1	1,091.1
Selling, general and administrative	44.3	45.0
Impact from severe weather event	8.8	—
Research and development	7.5	7.4
Total operating costs and expenses	1,297.7	1,143.5
Operating income	144.5	122.3
Interest expense and financing fee amortization	(17.6)	(18.3)
Interest income	0.1	—
Other income (expense), net	(9.9)	3.5
Income before income taxes and equity in net loss of affiliates	117.1	107.5
Income tax provision	(35.7)	(33.6)
Income before equity in net loss of affiliates	81.4	73.9
Equity in net loss of affiliates	(0.2)	(0.3)
Net income	$81.2	$73.6
Earnings per share
Basic	$0.57	$0.52
Diluted	$0.57	$0.52

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended
	March 28, 2013	March 29, 2012
	($ in millions)

Net income	$81.2	$73.6
Unrealized (loss) on interest rate swaps, net of tax effect of zero and $0.5 for each of the three months ended, respectively	—	(0.7)
Less: reclassification adjustment for loss realized in net income, net of tax effect of zero and $0.3 for each of the three months ended, respectively	—	0.5
Net gain (loss) on interest rate swaps	—	(0.2)
Unrealized gain on foreign currency hedge contracts, net of tax effect of zero for each of the three months ended, respectively	—	0.1
Less: reclassification adjustment for loss realized in net income, net of tax effect of zero and $0.1 for each of the three months ended, respectively	—	0.1
Net gain on foreign currency hedge contracts	—	0.2
Pension, SERP, and Retiree medical adjustments, net of tax effect of zero and $0.1 for each of the three months ended, respectively	0.3	0.2
Unrealized foreign exchange (loss) gain on intercompany loan, net of tax effect of $1.0 and $0.4 for each of the three months ended, respectively	(3.3)	1.3
Foreign currency translation adjustments	(10.5)	3.6
Total other comprehensive (loss) income	(13.5)	5.1
Total comprehensive income	$67.7	$78.7

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	March 28,	December 31,
	2013	2012
	($ in millions)
Current assets
Cash and cash equivalents	$313.1	$440.7
Accounts receivable, net	587.3	420.7
Inventory, net	2,492.9	2,410.8
Deferred tax asset - current	61.5	57.1
Other current assets	24.3	26.1
Total current assets	3,479.1	3,355.4
Property, plant and equipment, net (variable interest entity restricted, $0.1 and $0.0 at March 28, 2013 and December 31, 2012, respectively)	1,718.0	1,698.5
Pension assets	84.5	78.4
Deferred tax asset - non-current, net	168.7	192.0
Other assets	83.4	91.0
Total assets	$5,533.7	$5,415.3
Current liabilities
Accounts payable (variable interest entity nonrecourse, $0.5 and $0.0 at March 28, 2013 and December 31, 2012, respectively)	$698.6	$659.0
Accrued expenses (variable interest entity nonrecourse, $0.7 and $0.0 at March 28, 2013 and December 31, 2012, respectively)	234.2	216.3
Profit sharing	18.2	28.3
Current portion of long-term debt	10.1	10.3
Advance payments, short-term	87.6	70.7
Deferred revenue, short-term	17.9	18.4
Deferred grant income liability - current	7.5	6.9
Other current liabilities	62.3	57.1
Total current liabilities	1,136.4	1,067.0
Long-term debt	1,163.3	1,165.9
Advance payments, long-term	804.7	833.6
Pension/OPEB obligation	76.6	75.6
Deferred grant income liability - non-current	112.0	116.6
Deferred revenue and other deferred credits	29.4	30.8
Other liabilities	139.0	128.9
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 119,668,567 and 119,671,298 shares issued, respectively	1.2	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 24,005,505 and 24,025,880 shares issued, respectively	0.2	0.2
Additional paid-in capital	1,015.0	1,012.3
Accumulated other comprehensive loss	(158.7)	(145.2)
Retained earnings	1,212.8	1,127.9
Total shareholders’ equity	2,070.5	1,996.4
Noncontrolling interest	1.8	0.5
Total equity	2,072.3	1,996.9
Total liabilities and equity	$5,533.7	$5,415.3

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 28, 2013	March 29, 2012
	($ in millions)
Operating activities
Net income	$81.2	$73.6
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	39.3	32.9
Amortization expense	1.3	1.2
Amortization of deferred financing fees	1.5	1.6
Accretion of customer supply agreement	0.1	0.1
Employee stock compensation expense	3.7	4.0
Excess tax benefit of share-based payment arrangements	—	(0.1)
Loss from the ineffectiveness of hedge contracts	(0.8)	(0.3)
(Gain) loss from foreign currency transactions	10.2	(2.4)
(Gain) on disposition of assets	(0.1)	—
Deferred taxes	18.6	5.8
Long-term tax provision	0.7	(0.2)
Pension and other post retirement benefits, net	(3.3)	(2.1)
Grant income	(1.6)	(1.4)
Equity in net loss of affiliates	0.2	0.3
Changes in assets and liabilities
Accounts receivable	(167.7)	(144.4)
Inventory, net	(94.4)	(103.1)
Accounts payable and accrued liabilities	71.4	14.7
Profit sharing/deferred compensation	(10.0)	(7.0)
Advance payments	(12.0)	149.6
Income taxes receivable/payable	2.1	0.5
Deferred revenue and other deferred credits	(0.7)	(11.8)
Other	14.9	0.1
Net cash (used in) provided by operating activites	(45.4)	11.6
Investing activities
Purchase of property, plant and equipment	(74.4)	(54.2)
Purchase of property, plant and equipment - severe weather event (see Note 3)	(5.8)	—
Proceeds from sale of assets	0.1	1.3
Consolidation of variable interest entity	2.1	—
Other	—	(0.7)
Net cash (used in) investing activities	(78.0)	(53.6)
Financing activities
Payments on revolving credit facility	—	120.0
Proceeds from issuance of debt	—	(120.0)
Principal payments of debt	(2.6)	(2.5)
Excess tax benefit of share-based payment arrangements	—	0.1
Net cash (used in) financing activities	(2.6)	(2.4)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	0.7
Net (decrease) in cash and cash equivalents for the period	(127.6)	(43.7)
Cash and cash equivalents, beginning of period	440.7	177.8
Cash and cash equivalents, end of period	$313.1	$134.1

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

The accompanying unaudited interim condensed consolidated financial statements include the Company’s financial statements and the financial statements of its majority-owned subsidiaries and effectively-controlled joint ventures, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  Investments in business entities in which the Company does not have control, but has the ability to exercise influence over operating and financial policies, including TSACCL, are accounted for under the equity method.  KIESC is fully consolidated as the Company owns 77.8% of the entity’s equity. Spirit-Progresstech is fully consolidated as the Company effectively controls the entity. All intercompany balances and transactions have been eliminated in consolidation. The Company’s U.K. subsidiary uses local currency, the British pound, as its functional currency; the Malaysian subsidiary uses the British pound; the Russian joint venture uses the Russian ruble and the Singapore subsidiary uses the Singapore dollar.  All other foreign subsidiaries and branches use the U.S. dollar as their functional currency.

As part of the monthly consolidation process, our international entities that have functional currencies other than the U.S. dollar are translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 28, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2013 presentation.  In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013 (the “2012 Form 10-K”).

2.  New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (FASB ASU 2013-02). The amendment in this update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles to be

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

reclassified in its entirety to net income. The provisions of FASB ASU 2013-02  are effective for annual and interim periods beginning after December 15, 2012.  The adoption of the provisions of FASB ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (FASB ASU 2012-02).  The amendment in this update permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles—Goodwill and Other—General Intangibles Other than Goodwill.  The provisions of FASB ASU 2012-02 are effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  The adoption of the provisions of FASB ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (FASB ASU 2011-11).  The amendments in this update will require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The intention is to enhance required disclosures by improving information about financial instruments and derivative instruments that are either offset in accordance with FASB guidance or are subject to an enforceable master netting arrangement; irrespective of whether they are offset in accordance with FASB guidance.  The provisions of FASB ASU 2011-11 are effective for annual and interim reporting periods beginning on or after January 1, 2013.  The adoption of the provisions of FASB ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.

3. Impact from Severe Weather Event

As of December 31, 2012, the Company had received a total of $234.9 in insurance payments based on estimated losses incurred as a result of the April 14, 2012 tornado that hit the Company’s Wichita, Kansas facility.  The $234.9 in insurance payments was the result of an agreement between the Company and its insurers on a final settlement for all claims relating to the April 14, 2012 severe weather event.  In accordance with its credit agreement, the Company provided a certificate to its lenders indicating that all net proceeds received in connection with the destruction caused by the severe weather event would be used for repair, replacement or restoration at the Wichita facility.

For the three months ended March 28, 2013, the Company recorded $8.8 under severe weather event, which represents continuing incremental freight, warehousing and other costs which are recorded as incurred.  The Company’s estimate of these future expenditures is likely to change as the Company evaluates different repair and build-back options.

4.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	March 28,	December 31,
	2013	2012
Trade receivables (1)(2)	$579.4	$415.9
Other	8.4	9.1
Less: allowance for doubtful accounts	(0.5)	(4.3)
Accounts receivable, net	$587.3	$420.7

(1)                   Includes unbilled receivables of $26.5 and $25.6 at March 28, 2013 and December 31, 2012, respectively.

(2)                   Includes $103.8 and $102.0 held in retainage by customers at March 28, 2013 and December 31, 2012, respectively.

Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned in which the recovery will occur over the term of the contract, which could exceed one year.

Also included in accounts receivable are amounts held in retainage which as of March 28, 2013 is all related to Gulfstream and represent amounts due on G650 deliveries from 2010 through the present.  As production rates on this program increase, this amount is likely to grow significantly if not resolved with Gulfstream in a timely manner. While the Company is currently in contractual

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

negotiations with Gulfstream, we believe that these amounts are collectible and represent valid receivables. There can be no guarantee that these amounts will be collected or that they will not be addressed as part of an overall negotiation which could then impact recoverability.

On May 3, 2012, Hawker Beechcraft, Inc. (“Hawker”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy on February 19, 2013 as Beechcraft Corporation. The Company’s remaining balance of its reserved $3.5 receivable from Hawker was written off as of March 28, 2013.

5.  Inventory

Inventories are summarized as follows:

	March 28,	December 31,
	2013	2012 (1)
Raw materials	$230.8	$250.3
Work-in-process	1,039.3	1,033.6
Finished goods	39.3	35.9
Product inventory	1,309.4	1,319.8
Capitalized pre-production	510.0	524.6
Deferred production	1,296.1	1,173.8
Forward loss provision	(622.6)	(607.4)
Total inventory, net	$2,492.9	$2,410.8

(1)         For December 31, 2012, deferred production of $1,173.8 was reclassified from work-in-process to conform to current year presentation.

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

Deferred production includes costs for the excess of production costs over the estimated average cost per ship set, and credit balances for favorable variances on contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks.  Recovery of excess-over-average deferred production costs is dependent on the number of ship sets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts will be fully recovered.  Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.

Non-recurring production costs include design and engineering costs and test articles.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Inventories are summarized by platform and costs below:

	March 28, 2013
						Total Inventory,
	Product Inventory		Capitalized Pre-	Deferred	Forward Loss	net March 28,
	Inventory	Non-Recurring	Production	Production	Provision(1)	2013
B747(2)	$93.9	$—	$6.8	$4.8	$(5.1)	$100.4
B787	227.0	32.1	181.9	606.2	(199.3)	847.9
Boeing - All other platforms(3)	434.3	30.0	6.8	(77.2)	(6.9)	387.0
A350	138.4	40.2	56.8	225.0	(8.6)	451.8
Airbus - All other platforms	79.9	—	—	11.9	—	91.8
G280	57.5	—	5.4	154.1	(118.8)	98.2
G650	49.8	—	203.3	316.3	(162.5)	406.9
Rolls-Royce(4)	17.6	—	49.0	54.8	(121.4)	—
Sikorsky	—	3.8	—	—	—	3.8
Bombardier C-Series	4.7	—	—	0.2	—	4.9
Aftermarket	48.9	—	—	—	—	48.9
Other platforms(5)	47.6	3.7	—	—	—	51.3
Total	$1,199.6	$109.8	$510.0	$1,296.1	$(622.6)	$2,492.9

	December 31, 2012
						Total Inventory,
	Product Inventory		Capitalized Pre-	Deferred	Forward Loss	net December 31,
	Inventory	Non-Recurring	Production	Production	Provision	2012
B747	$83.6	$(0.7)	$7.2	$3.6	$(11.5)	$82.2
B787	225.2	26.6	189.5	595.1	(184.0)	852.4
Boeing - All other platforms(3)	392.3	31.6	5.8	(67.6)	(6.5)	355.6
A350	133.2	51.3	56.8	177.4	(8.9)	409.8
Airbus - All other platforms	88.2	—	—	18.2	—	106.4
G280	83.3	—	5.5	98.3	(118.8)	68.3
G650	36.7	—	208.4	297.3	(162.5)	379.9
Rolls-Royce(4)	12.6	—	51.4	51.2	(115.2)	—
Sikorsky	—	4.7	—	—	—	4.7
Bombardier C-Series	3.9	—	—	0.3	—	4.2
Aftermarket	45.0	—	—	—	—	45.0
Other platforms(5)	98.3	4.0	—	—	—	102.3
Total	$1,202.3	$117.5	$524.6	$1,173.8	$(607.4)	$2,410.8

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

(1)         Forward loss charges taken from January 1, 2012 through March 28, 2013 on open blocks.

(2)         Due to contract block closure in the first quarter of 2013, $6.4 of forward loss provision related to fuselage was closed out against deferred production.

(3)         Forward loss provision of $8.0 recorded on the B767 program in the fourth quarter of 2012 exceeded the total inventory balance.  The excess of the charge over program inventory is classified as a contract liability of $1.5 which will be reduced as additional inventory is generated.  This contract liability is reported in other current liabilities.  This liability will amortize into the forward loss category of inventory as inventory on the program increases.

(4)         Forward loss provision of $151.0 recorded in the third quarter of 2012 exceeded the total inventory balance.  The excess of the charge over program inventory is classified as a contract liability of $35.8 which will be reduced as additional inventory is generated.  This contract liability is reported in other current liabilities.  This liability will amortize into the forward loss category of inventory as inventory on the program increases.

(5)         Includes over-applied and under-applied overhead.

The following is a roll forward of the capitalized pre-production costs included in the inventory balance at March 28, 2013:

Balance, December 31, 2012	$524.6
Charges to costs and expenses	(15.2)
Capitalized costs	0.6
Balance, March 28, 2013	$510.0

The following is a roll forward of the deferred production costs included in the inventory balance at March 28, 2013:

Balance, December 31, 2012	$1,173.8
Charges to costs and expenses	(77.3)
Capitalized costs	207.1
Exchange rate	(7.5)
Balance, March 28, 2013	$1,296.1

Significant amortization of capitalized pre-production and deferred production inventory will occur over the following contract blocks:

	Contract Block Quantity	Orders(1)
B787	500	840
A350 XWB	400	616
G280	250	49
G650	350	95
Rolls-Royce	350	90

(1)         Orders are from the published firm-order backlogs of Airbus and Boeing.  For all other programs, orders represent purchase orders received from OEMs and are not reflective of OEM sales backlog.  Orders reported are total block orders, including delivered units.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Current block deliveries are as follows:

Model	Current Block Deliveries
B787	116
A350 XWB	5
Business/Regional Jets	142

Contract block quantities are projected to fully absorb the balance of deferred production inventory.  Capitalized pre-production and deferred production inventories are at risk to the extent that we do not achieve the orders in the forecasted blocks or if future actual costs exceed current projected estimates, as those categories of inventory are recoverable over future deliveries.  In the case of capitalized pre-production this may be over multiple blocks.  Should orders not materialize in future periods to fulfill the block, potential forward loss charges may be necessary to the extent the final delivered quantity does not absorb deferred inventory costs.

6.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	March 28,	December 31,
	2013	2012
Land	$16.8	$17.7
Buildings (including improvements)	507.8	504.7
Machinery and equipment	979.7	960.0
Tooling	731.0	722.4
Capitalized software	173.6	170.2
Construction-in-progress	163.9	143.0
Property, Plant And Equipment related to Variable Interest Entity	0.4	—
Total	2,573.2	2,518.0
Less: accumulated depreciation related to Variable Interest Entity	(0.3)	—
Less: accumulated depreciation	(854.9)	(819.5)
Property, plant and equipment, net	$1,718.0	$1,698.5

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $1.0 and $1.9 for the three months ended March 28, 2013 and March 29, 2012, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs, excluding the impact of the severe weather event, of $22.2 and $23.9 for the three months ended March 28, 2013 and  March 29, 2012, respectively.

We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal-use software.  Depreciation expense related to capitalized software was $5.0 and $4.5 for the three months ended March 28, 2013 and March 29, 2012, respectively.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

7.  Other Assets

Other assets are summarized as follows:

	March 28,	December 31,
	2013	2012
Intangible assets
Patents	$3.0	$2.0
Favorable leasehold interests	9.8	9.7
Customer relationships	26.3	28.1
Total intangible assets	39.1	39.8
Less: Accumulated amortization - patents	(2.0)	(1.2)
Accumulated amortization - favorable leasehold interest	(4.9)	(4.8)
Accumulated amortization - customer relationships	(23.0)	(23.7)
Intangible assets, net	9.2	10.1
Deferred financing
Deferred financing costs	76.3	76.4
Less: Accumulated amortization - deferred financing costs	(51.1)	(49.6)
Deferred financing costs, net	25.2	26.8
Other
Goodwill - Europe	2.8	3.0
Equity in net assets of affiliates	1.4	5.1
Customer supply agreement (1)	39.4	39.9
Other	5.4	6.1
Total	$83.4	$91.0

(1)                              Under an agreement with our customer Airbus, certain payments accounted for as consideration given by the Company to Airbus are being amortized as a reduction to net revenues.

The Company recognized $1.1 and $1.0 of amortization expense of intangibles for the three months ended March 28, 2013 and March 29, 2012, respectively.

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

As part of our ongoing participation in the B787-9 program, we received research and development milestone payments of $4.6 and $2.8 for the three months ended March 28, 2013 and March 29, 2012, respectively.  Revenue and cost associated with the performance of this research and development are included in program revenue and costs.  We expect to receive additional payments related to research and development on this program. These additional payments remain un-negotiated as of March 28, 2013.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

In March 2012, we signed a Memorandum of Agreement with Airbus providing for us to receive advance payments of $250.0 in 2012.  The advance payments will be offset against the recurring price of A350 XWB ship sets invoiced by Spirit at a rate of $1.25 per ship set.

Deferred revenue/credits.  Deferred revenue/credits generally consist of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables. These payments are classified as deferred revenue/credits when received and recognized as revenue as the production units are delivered.

Advance payments and deferred revenue/credits are summarized by platform as follows:

	March 28,	December 31,
	2013	2012
B737	$20.2	$20.5
B787	621.7	629.8
A350 XWB	247.3	250.2
Airbus — All other platforms	6.0	6.7
Gulfstream	26.8	28.2
Other	17.6	18.1
Total advance payments and deferred revenue/credits	$939.6	$953.5

10. Government Grants

We received grants in the form of government funding for a portion of the site construction and other specific capital asset cost at our Kinston, North Carolina and Subang, Malaysia sites.  Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income is being amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. The value recorded within property, plant and equipment prior to amortization, including foreign exchange rate changes, related to the use of grant funds in North Carolina and Malaysia was $150.0 and $148.7 as of March 28, 2013 and December 31, 2012, respectively.

Deferred grant income liability, net consists of the following:

Balance, December 31, 2012	$123.5
Grant income recognized	(1.6)
Exchange rate	(2.3)
Total deferred grant income liability, March 28, 2013	$119.6

The asset related to the deferred grant income consists of the following:

Balance, December 31, 2012	$124.9
Amortization	(1.3)
Exchange rate	(2.3)
Total asset value related to deferred grant income, March 28, 2013	$121.3

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

	Fair Value Measurements
	March 28, 2013			At March 28, 2013 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$204.3	$204.3	$—	$204.3	$—	$—

Interest Rate Swaps	$(3.2)	$—	$(3.2)	$—	$(3.2)	$—

	Fair Value Measurements
	December 31, 2012			At December 31, 2012 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$312.2	$312.2	$—	$312.2	$—	$—

Interest Rate Swaps	$(4.0)	$—	$(4.0)	$—	$(4.0)	$—

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

	March 28, 2013			December 31, 2012
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$542.1	$551.3	(1)	$543.4	$550.0	(1)
Senior unsecured notes due 2017	295.8	318.8	(1)	295.6	321.8	(1)
Senior unsecured notes due 2020	300.0	321.0	(1)	300.0	321.8	(1)
Malaysian loan	12.6	10.8	(2)	13.4	11.8	(2)
Total	$1,150.5	$1,201.9		$1,152.4	$1,205.4

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

The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of March 28, 2013 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.

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

Interest Rate Swaps

We enter into floating-to-fixed interest rate swap agreements periodically. As of March 28, 2013, the interest rate swap agreements had notional amounts totaling $275.0.

				Effective	Fair Value,
Notional Amount	Expires	Variable Rate	Fixed Rate (1)	Fixed Rate(2)	March 28, 2013
$50.0	June 2013	1 Month LIBOR	0.84%	N/A	$(0.1)
$225.0	July 2014	1 Month LIBOR	1.37%	N/A	$(3.1)
				Total	$(3.2)

(1) The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2) As of March 28, 2013 the interest rate swaps are no longer effective and therefore the effective fixed rate is not applicable.

The purpose of entering into these swaps was to reduce the Company’s exposure to variable interest rates. The interest rate swaps settle on a monthly basis when interest payments are made. These settlements occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of $(3.2) at March 28, 2013 and $(4.0) at December 31, 2012.

Foreign Currency Forward Contracts

We could use foreign currency hedge contracts to reduce our exposure to currency exchange rate fluctuations, which include hedging contracts to hedge U.S. dollar revenue from certain customers.  The objective of these contracts would be to minimize the impact of currency exchange rate movements on our operating results. The hedges would be accounted for as cash flow hedges in accordance with FASB authoritative guidance. Gains and losses from cash flow hedges would be recorded to other comprehensive income until the underlying transaction for which the hedge was placed occurs and then the value in other comprehensive income is reclassified to earnings. The exception to the aforementioned treatment of realized gains/losses involves certain cash payments to Airbus, payable in British pounds sterling which were hedged, and this amount in other comprehensive income was reclassified into other assets when the underlying transaction occurred and will be amortized over the first A350 XWB contract block.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The following table summarizes the Company’s fair value of outstanding derivatives at March 28, 2013 and December 31, 2012:

	Fair Values of Derivative Instruments
	Other Asset Derivatives		Other Liability Derivatives
	March 28, 2013	December 31, 2012	March 28, 2013	December 31, 2012
Derivatives designated as hedging instruments
Interest rate swaps
Current	$—	$—	$2.7	$2.8
Non-current	—	—	0.6	1.2
Total derivatives designated as hedging instruments	—	—	3.3	4.0
Total derivatives	$—	$—	$3.3	$4.0

We had no derivatives not designated as hedging instruments at March 28, 2013 and December 31, 2012.

The impact on other comprehensive income (“OCI”) and earnings from cash flow hedges for the three months ended  March 28, 2013 and March 29, 2012 was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)		Location of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) or Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Three Months Ended			For the Three Months Ended			For the Three Months Ended
	March 28, 2013	March 29, 2012		March 28, 2013	March 29, 2012		March 28, 2013	March 29, 2012
Interest rate swaps	$—	$(0.7)	Interest expense	$—	$0.7	Other (income)/expense	$—	$—
Foreign currency hedge contracts	—	0.1	Sales/ Revenue	—	0.1	Other (income)/expense	—	—
Total	$—	$(0.6)		$—	$0.8		$—	$—

The impact on earnings from interest rate swaps that are no longer effective was a loss of ($1.1) and zero for the three months ended March 28, 2013 and March 29, 2012, respectively.

The impact on earnings from foreign currency hedge contracts that do not qualify as cash flow hedges was income of zero and $0.2 for the three months ended March 28, 2013 and March 29, 2012, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

13.  Investments

The amortized cost and approximate fair value of held-to-maturity securities are as follows:

	March 28, 2013		December 31, 2012
	Current	Noncurrent	Current	Noncurrent
Government and Corporate Debt Securities
Amortized cost	$0.5	$3.0	$0.6	$2.8
Unrealized gains	—	0.1	—	0.1
Fair value	$0.5	$3.1	$0.6	$2.9

Maturities of held-to-maturity securities at March 28, 2013 are as follows:

	Amortized Cost	Approximate Fair Value
Within One Year	$0.5	$0.5
One to Five Years	1.6	1.7
Five to Ten Years	0.2	0.2
After Ten Years	1.2	1.2
Total	$3.5	$3.6

At March 28, 2013 and December 31, 2012, the fair value of certain investments in debt and marketable securities are less than their historical cost.  Total fair value of these investments was $1.0 and $0.8, respectively, for the periods then ended, which is approximately 27% and 22%, respectively, of the Company’s held-to-maturity investment portfolio.  These declines primarily resulted from decreases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.

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

14.  Debt

Total debt shown on the balance sheet is comprised of the following:

	March 28,	December 31,
	2013	2012
Senior secured term loan (short and long-term)	$542.1	$543.4
Senior notes (due 2017 and 2020)	595.8	595.6
Malaysian term loan	12.6	13.4
Present value of capital lease obligations	15.5	16.4
Other	7.4	7.4
Total	$1,173.4	$1,176.2

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Senior Secured Credit Facilities

On April 18, 2012, Spirit entered into a $1.2 billion senior secured Credit Agreement (the “Credit Agreement”) consisting of a $650.0 revolving credit facility and a $550.0 term loan B facility.  The Credit Agreement refinanced and replaced the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended.  Proceeds of the new term loan were used to pay off outstanding amounts under the prior credit agreement.  The revolving credit facility matures April 18, 2017 and bears interest, at Spirit’s option, at either LIBOR, or a defined “base rate” plus an applicable margin based on Spirit’s debt-to-EBITDA ratio (see table below).  The term loan matures April 18, 2019 and bears interest, at Spirit’s option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit’s secured debt-to-EBITDA ratio is below 1:1 at any time after 2012.  Substantially all of Spirit’s assets, including inventory and property, plant and equipment, were pledged as collateral for both the term loan and the revolving credit facility.  As of March 28, 2013, the outstanding balance of the term loan was $544.5 and the carrying amount of the term loan was $542.1.  The amount outstanding under the revolving credit facility was zero as of March 28, 2013.

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

At March 28, 2013, the Company’s debt-to-EBITDA ratio was 4.12:1.0, resulting in applicable margins under the revolving credit facility, which will go into effect upon delivery of a quarterly compliance certificate, of 2.5% and 1.5% on Eurodollar and base rate loans, respectively, and commitment fees on the undrawn portion of the revolving credit facility and letter of credit fees of 0.45% and 2.5%, respectively.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

  To address the forward loss charges that the Company recognized in the third quarter of 2012, the Company amended the Credit Agreement effective October 26, 2012. The amendment resulted in a revision of the quarterly financial covenant ratios. No event of default has occurred and the Company was in full compliance as of March 28, 2013. The amended ratios are illustrated in the table below:

	Q1 2013	Q2 2013	Thereafter
Senior Secured Leverage Ratio (Shall not exceed)	3.25	2.75	2.75
Interest Coverage Ratio (Shall not be less than)	2.25	3.00	4.00
Total Leverage Ratio (Shall not exceed)	6.00	4.75	4.00

Additionally, the amendment increased the time the Company has to apply the proceeds from the insurance settlement in connection with the severe weather event against expenses resulting from the event from 12 months to 24 months before the proceeds may be considered eligible for prepayment against the senior secured credit facility.

Senior Notes

On November 18, 2010, we issued $300.0 aggregate of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.  The carrying value of the 2020 Notes was $300.0 as of March 28, 2013.

On September 30, 2009, we issued $300.0 of 7.50% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable, in cash in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $295.8 as of  March 28, 2013.

As of March 28, 2013, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes for the foreseeable future.

Malaysian Facility Agreement

On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia (“RM”) 69.2 (approximately USD $20.0 equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM 3.3 (approximately USD $1.0) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum.  The Malaysia Facility loan balance as of March 28, 2013 was $12.6.

French Factory Capital Lease Agreement

On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace-related component assembly plant in Saint-Nazaire, France.  Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of March 28, 2013, the Saint-Nazaire capital lease balance was $10.5.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

15. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
Components of Net Periodic Pension	For the Three Months Ended
Income	March 28, 2013	March 29, 2012
Service cost	$1.9	$1.6
Interest cost	11.7	11.3
Expected return on plan assets	(21.3)	(18.7)
Amortization of net (gain)/loss	3.1	1.8
Net periodic pension income	$(4.6)	$(4.0)

	Other Benefits
	For the Three Months Ended
Components of Other Benefit Expense	March 28, 2013	March 29, 2012
Service cost	$0.7	$0.8
Interest cost	0.6	0.9
Amortization of net (gain)/loss	—	0.1
Net periodic other benefit expense	$1.3	$1.8

Employer Contributions

     We expect to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $1.4 for the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2013.  Our projected contributions to the U.K. pension plan for 2013 are $8.8, of which $2.5 was contributed by the end of the first quarter of 2013.  We anticipate contributing the additional $6.3 to the U.K. pension plan during the remainder of 2013.  The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.

16.  Stock Compensation

Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.

     For the three months ended March 28, 2013, Holdings recognized a net total of $3.7 of stock compensation expense, which is net of stock forfeitures, as compared to $4.0 of stock compensation expense, net of forfeitures, for the three months ended March 29, 2012.  The entire $3.7 of stock compensation expense recorded for the three months ended March 28, 2013 was recorded as selling, general and administrative expense in accordance with FASB authoritative guidance, and the amount includes $0.4 accelerated vesting expense for participants meeting the conditions for “Qualifying Retirement” under the Short-Term Incentive Plan or “STIP.” The entire $4.0 of stock compensation expense recorded for the three months ended March 29, 2012 was recorded as selling, general and administrative expense, and the amount includes $0.9 accelerated vesting expense for participants meeting the condition for “Qualifying Retirement” under the Short-Term Incentive Plan or “STIP” as set out in the Proxy Statement for our 2012 annual meeting of stockholders.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

In February 2013, 86,063 shares of Class A common stock with an aggregate grant date fair value of $1.4 were granted under the Company’s Short-Term Incentive Plan and such shares will vest on the one-year anniversary of the grant date. Additionally, 95,759 shares of Class A common stock with an aggregate grant date fair value of $2.3 granted under the Company’s Short-Term Incentive Plan vested during the quarter ended March 28, 2013.

17. Income Taxes

The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax assets at March 28, 2013 and December 31, 2012 were $221.8 and $238.6, respectively. This decrease is primarily due to recognizing certain amounts of long-term contract forward losses not currently deductible for tax purposes in previous periods.

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

We continue to operate under a tax holiday in Malaysia effective through September 2024.  Management continues to maintain a reserve for the potential uncertainty in meeting the tax holiday’s conditional employment and investment thresholds.  If those thresholds are met by the required date, we expect a $9.1 reduction in our unrecognized tax benefit liability.

The 30.5% effective tax rate for the three months ended March 28, 2013 differs from the 31.3% effective tax rate for the same period in 2012 primarily due to inclusion of the 2012 and 2013 U.S. Research Tax Credits, and an adjustment to the valuation allowance on certain state credits.

On January 2, 2013, the President signed legislation retroactively extending the U.S. Research Tax Credit for two years, from January 1, 2012 through December 21, 2013.  Our income tax expense for 2013 reflects the entire benefit of the Research Tax Credit attributable to 2012, which is estimated at $5.4, and the benefit of the 2013 Research Tax Credit.

We are participating in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program for our 2012 and 2013 tax years.  Additionally, we have been selected for the Compliance Maintenance phase of the CAP program for the 2013 tax year.  The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  HM Revenue & Customs is currently examining our 2010 U.K. income tax return.  While a change could result from the ongoing examinations with exception of the Malaysia issue mentioned above, the Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 28, 2013			March 29, 2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$80.4	141.0	$0.57	$72.4	139.5	$0.52
Income allocated to participating securities	0.8	1.4		1.2	2.3
Net income	$81.2			$73.6

Diluted potential common shares		0.7			0.7
Diluted EPS
Net income	$81.2	143.1	$0.57	$73.6	142.5	$0.52

The balance of outstanding common shares presented in the condensed consolidated balance sheets was 143.7 million and 142.9 million at March 28, 2013 and March 29, 2012, respectively. Included in the outstanding common shares were 2.6 million and 2.5 million of issued but unvested shares at March 28, 2013 and March 29, 2012, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	For the Three Months Ended March 28, 2013	For the Twelve Months Ended December 31, 2012
Pension	(132.5)	(132.0)
SERP/ Retiree medical	(2.4)	(2.6)
Foreign currency impact on long term intercompany loan	(6.7)	(3.5)
Currency translation adjustment	(17.1)	(7.1)
Total accumulated other comprehensive loss	$(158.7)	$(145.2)

Noncontrolling Interest

The balance of noncontrolling interest presented in the consolidated balance sheet was $1.8 and $0.5 at March 28, 2013 and March 29, 2012, respectively.

19.  Related Party Transactions

On May 3, 2012, Hawker Beechcraft, Inc. (“Hawker”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy on February 19, 2013 as Beechcraft Corporation. The Company’s remaining balance of its $3.5 receivable from Hawker was written off as of March 28, 2013.  The Company’s Prestwick facility provided wing components for the Hawker 800 Series manufactured by Hawker. For the three months ended March 28, 2013 and March 29, 2012, sales to Hawker were zero and $1.2, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The Company paid less than $0.1 to a subsidiary of Onex for services rendered for each of the three month periods ended March 28, 2013 and March 29, 2012. Management believes the amounts charged were reasonable in relation to the services provided.

A director (and former executive) of the Company is a member of the Board of Directors of Rockwell Collins, Inc., a supplier of manufacturing parts to the Company.  Under the commercial terms of the arrangement with the supplier, Spirit paid less than $0.1 for each of the three month periods ended March 28, 2013 and March 29, 2012.  The amounts owed to Rockwell Collins and recorded as accrued liabilities were less than $0.1 as of March 28, 2013 and March 29, 2012.

A director (and former executive) of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties.  Such fees are not material to the Company.

20.  Commitments, Contingencies and Guarantees

Litigation

From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at March 28, 2013 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants include Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

(IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with Boeing and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income Security Act and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification. The sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs initially sought a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. Discovery is now complete and currently pending is a motion filed jointly by plaintiffs and Spirit on September 25, 2012 to dismiss all claims against Spirit with prejudice. Notices of a fairness hearing related to Spirit’s dismissal from this lawsuit have been sent to class members.  Plaintiffs’ claims against Boeing entities are not subject to the motion and will remain pending in the litigation. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the asset purchase agreement from the Boeing Acquisition between Boeing and Spirit. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

Guarantees

Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of both March 28, 2013 and December 31, 2012, outstanding letters of credit were $19.9. Outstanding guarantees were $25.0 and $25.6 at March 28, 2013 and December 31, 2012, respectively.

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

The following is a roll forward of the service warranty and extraordinary rework balance at March 28, 2013:

Balance, December 31, 2012	$30.9
Charges to costs and expenses	10.2
Write-offs, net of recoveries	(0.2)
Exchange rate	(0.3)
Balance, March 28, 2013	$40.6

21.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

Foreign currency gains (loss) are due to the impact of movement in foreign currency exchange rates on trade and intercompany receivables/payables and other long-term contractual rights/obligations denominated in a currency other than the entity’s functional currency.

	For the Three Months Ended
	March 28,	March 29,
	2013	2012
KDFA bond	$0.9	$1.2
Rental and miscellaneous (expense)	0.1	(0.1)
Foreign currency gains (loss)	(10.9)	2.4
Total	$(9.9)	$3.5

22.  Business Combinations

In accordance with the applicable accounting guidance for the consolidation of variable interest entities, we analyze our variable interests, including equity investments, to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the revenues for each customer or type of customer of the entity, and our qualitative analysis on our review of the design of the entity, its organizational structure including decision-making ability and relevant financial agreements. We also use our quantitative and qualitative analyses to determine if we must consolidate a variable interest entity as its primary beneficiary. Our variable interest entities are described in more detail in footnote 1, “Organization and Basis of Interim Presentation.”

Based on the evaluation of our Spirit-Progresstech joint venture in the first quarter, the Company has made the determination that the Company has the power to direct the activities of Spirit-Progresstech.  This determination was made based on the amount of

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

revenue Spirit-Progresstech derives from Spirit in relation to the entire revenue generating activities of SPLLC.  Due to a continuing growth of revenues from Spirit and revised expectations of gaining business outside of the Spirit relationship, it was determined that Spirit is now the primary beneficiary of SPLLC.

The financial risk of involvement with SPLLC, is limited to our $2.8 equity interest in the joint venture as of March 28, 2013.  Beneficial interest holders of SPLLC have no recourse to general credit or assets of Spirit.

In the course of consolidation, all activities between SPLLC and Spirit have been eliminated.  The resulting impact to Spirit’s financial position and cash flow is immaterial to the financial statements as a whole.

23.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers.  Approximately 92% of the Company’s net revenues for the three months ended March 28, 2013 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses, unallocated impact of severe weather event, unallocated research and development and unallocated cost of sales. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.  Unallocated impact of severe weather event includes property repairs, clean up and recovery costs related to the April 14, 2012 tornado at the Company’s Wichita facility. Unallocated research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment.  Unallocated cost of sales includes general costs not directly attributable to segment operations, such as early retirement and other incentives.  All of these unallocated items are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The following table shows segment revenues and operating income for the three months ended March 28, 2013 and March 29, 2012:

	Three Months Ended
	March 28,	March 29,
	2013	2012

Segment Revenues
Fuselage Systems	$717.9	$622.6
Propulsion Systems	375.3	344.0
Wing Systems	343.3	296.6
All Other	5.7	2.6
	$1,442.2	$1,265.8
Segment Operating Income (Loss)
Fuselage Systems	$121.4	$88.1
Propulsion Systems	65.3	58.3
Wing Systems (1)	18.2	20.8
All Other	1.6	0.2
	206.5	167.4
Unallocated corporate SG&A	(39.6)	(40.7)
Unallocated impact of severe weather event	(8.8)	—
Unallocated research and development	(1.8)	(1.1)
Unallocated cost of sales(2)	(11.8)	(3.3)
Total operating income (loss)	$144.5	$122.3

(1)         For 2013, net of $15.3 forward loss charge recorded for the B787 wing program. For 2012, net of $2.7 and $10.7 forward loss charges recorded for the B747-8 and G280 wing programs, respectively.

(2)         For 2013, includes a warranty reserve of $10.0 and $1.8 related to early retirement incentives to eligible employees.  For 2012, includes $2.3 reclassified from segment operating income to unallocated cost of sales to conform to current year presentation and charges of $1.0 related to early retirement incentives to eligible employees.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 28, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net Revenues	$—	$1,312.1	$48.5	$165.7	$(84.1)	$1,442.2
Operating costs and expenses
Cost of sales	—	1,125.8	45.2	150.2	(84.1)	1,237.1
Selling, general and administrative	1.0	37.5	0.9	4.9	—	44.3
Impact from severe weather event	—	8.8	—	—	—	8.8
Research and development	—	7.0	—	0.5	—	7.5
Total operating costs and expenses	1.0	1,179.1	46.1	155.6	(84.1)	1,297.7
Operating (loss) income	(1.0)	133.0	2.4	10.1	—	144.5
Interest expense and financing fee amortization	—	(17.4)	—	(2.6)	2.4	(17.6)
Interest income	—	2.5	—	—	(2.4)	0.1
Other income (expense), net	—	0.9	0.1	(10.8)	—	(9.9)
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(1.0)	118.9	2.5	(3.3)	—	117.1
Income tax benefit (provision)	—	(35.1)	(1.0)	0.4	—	(35.7)
(Loss) income before equity in net (loss) income of affiliates and subsidiaries	(1.0)	83.8	1.5	(2.9)	—	81.4
Equity in net (loss) income of affiliates	(0.2)	—	—	(0.2)	0.2	(0.2)
Equity in net (loss) income of subsidiaries	82.4	(1.4)	—	—	(81.0)	—
Net (loss) income	81.2	82.4	1.5	(3.1)	(80.8)	81.2
Other comprehensive (loss) income	(13.5)	0.2	—	(13.7)	13.5	(13.5)
Comprehensive (loss) income	$67.7	$82.6	$1.5	$(16.8)	$(67.3)	$67.7

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 29, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net Revenues	$—	$1,149.0	$55.4	$136.6	$(75.2)	$1,265.8
Operating costs and expenses
Cost of sales	—	996.3	49.3	120.7	(75.2)	1,091.1
Selling, general and administrative	1.1	38.8	0.5	4.6	—	45.0
Research and development	—	7.0	—	0.4	—	7.4
Total operating costs and expenses	1.1	1,042.1	49.8	125.7	(75.2)	1,143.5
Operating (loss) income	(1.1)	106.9	5.6	10.9	—	122.3
Interest expense and financing fee amortization	—	(18.0)	—	(2.2)	1.9	(18.3)
Interest income	—	1.9	—	—	(1.9)	—
Other income, net	—	1.2	—	2.3	—	3.5
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(1.1)	92.0	5.6	11.0	—	107.5
Income tax benefit (provision)	0.4	(30.2)	(2.1)	(1.7)	—	(33.6)
(Loss) income before equity in net (loss) income of affiliates and subsidiaries	(0.7)	61.8	3.5	9.3	—	73.9
Equity in net (loss) income of affiliates	(0.3)	(0.4)	—	0.1	0.3	(0.3)
Equity in net (loss) income of subsidiaries	74.6	12.8	—	—	(87.4)	—
Net (loss) income	73.6	74.2	3.5	9.4	(87.1)	73.6
Other comprehensive (loss) income	5.1	—	—	5.1	(5.1)	5.1
Comprehensive (loss) income	$78.7	$74.2	$3.5	$14.5	$(92.2)	$78.7

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet

March 28, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$255.0	$—	$58.1	$—	$313.1
Accounts receivable, net	—	637.4	8.5	172.8	(231.4)	587.3
Inventory, net	—	2,084.9	168.1	239.9	—	2,492.9
Deferred tax asset-current	—	60.5	—	1.0	—	61.5
Other current assets	—	20.5	—	3.8	—	24.3
Total current assets	—	3,058.3	176.6	475.6	(231.4)	3,479.1
Property, plant and equipment, net	—	1,250.5	286.5	180.9	—	1,717.9
Property, plant and equipment related to Variable Interest Entity, net	—	—	—	0.1	—	0.1
Pension assets	—	76.1	—	8.4	—	84.5
Investment in subsidiary	1,016.5	281.4	—	—	(1,297.9)	—
Equity in net assets of subsidiaries	1,055.8	57.9	—	1.4	(1,113.7)	1.4
Deferred tax asset- non-current, net	—	169.0	—	(0.3)	—	168.7
Other assets	—	402.0	80.0	21.5	(421.5)	82.0
Total assets	$2,072.3	$5,295.2	$543.1	$687.6	$(3,064.5)	$5,533.7
Current liabilities
Accounts payable	$—	$612.6	$154.0	$162.4	$(230.9)	$698.1
Accounts payable related to Variable Interest Entity	—	—	—	0.5	—	0.5
Accrued expenses	—	208.7	1.3	23.5	—	233.5
Accrued expenses to Variable Interest Entity	—	—	—	0.7	—	0.7
Profit sharing	—	17.2	—	1.0	—	18.2
Current portion of long-term debt	—	6.4	—	3.7	—	10.1
Advance payments, short-term	—	87.6	—	—	—	87.6
Deferred revenue, short-term	—	16.3	—	1.6	—	17.9
Deferred grant income liability - current	—	—	6.4	1.1	—	7.5
Other current liabilities	—	59.8	—	2.5	—	62.3
Total current liabilities	—	1,008.6	161.7	197.0	(230.9)	1,136.4
Long-term debt	—	1,141.7	80.0	283.1	(341.5)	1,163.3
Advance payments, long-term	—	804.7	—	—	—	804.7
Pension/OPEB obligation	—	76.6	—	—	—	76.6
Deferred grant income liability - non-current	—	—	81.2	30.8	—	112.0
Deferred revenue and other deferred credits	—	20.5	—	8.9	—	29.4
Other liabilities	—	198.8	—	20.2	(80.0)	139.0
Total equity	2,072.3	2,044.3	220.2	147.6	(2,412.1)	2,072.3
Total liabilities and shareholders’ equity	$2,072.3	$5,295.2	$543.1	$687.6	$(3,064.5)	$5,533.7

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet

December 31, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$369.1	$—	$71.6	$—	$440.7
Accounts receivable, net	—	513.2	13.7	171.7	(277.9)	420.7
Inventory, net	—	2,006.9	164.3	239.7	(0.1)	2,410.8
Deferred tax asset-current	—	57.1	—	—	—	57.1
Other current assets	—	22.2	—	3.9	—	26.1
Total current assets	—	2,968.5	178.0	486.9	(278.0)	3,355.4
Property, plant and equipment, net	—	1,221.1	289.3	188.1	—	1,698.5
Property, plant and equipment related to Variable Interest Entity, net	—	—	—	—	—	—
Pension assets	—	69.9	—	8.5	—	78.4
Investment in subsidiary	1,013.7	281.4	—	—	(1,295.1)	—
Equity in net assets of subsidiaries	983.2	58.2	—	—	(1,041.4)	—
Deferred tax asset- non-current, net	—	192.3	—	(0.3)	—	192.0
Other assets	—	405.0	80.0	27.5	(421.5)	91.0
Total assets	$1,996.9	$5,196.4	$547.3	$710.7	$(3,036.0)	$5,415.3
Current liabilities
Accounts payable	$—	$616.3	$157.2	$163.4	$(277.9)	$659.0
Accounts payable related to Variable Interest Entity	—	—	—	—	—	—
Accrued expenses	—	188.4	2.6	25.3	—	216.3
Accrued expenses related to Variable Interest Entity	—	—	—	—	—	—
Profit sharing	—	25.9	—	2.4	—	28.3
Current portion of long-term debt	—	6.6	—	3.7	—	10.3
Advance payments, short-term	—	70.7	—	—	—	70.7
Deferred revenue, short-term	—	16.6	—	1.8	—	18.4
Deferred grant income liability - current	—	—	5.7	1.2	—	6.9
Other current liabilities	—	52.6	—	4.5	—	57.1
Total current liabilities	—	977.1	165.5	202.3	(277.9)	1,067.0
Long-term debt	—	1,142.9	80.0	284.5	(341.5)	1,165.9
Advance payments, long-term	—	833.6	—	—	—	833.6
Pension/OPEB obligation	—	75.6	—	—	—	75.6
Deferred grant income liability - non-current	—	—	83.3	33.3	—	116.6
Deferred revenue and other deferred credits	—	21.1	—	9.7	—	30.8
Other liabilities	—	189.3	—	19.6	(80.0)	128.9
Total equity	1,996.9	1,956.8	218.5	161.3	(2,336.6)	1,996.9
Total liabilities and shareholders’ equity	$1,996.9	$5,196.4	$547.3	$710.7	$(3,036.0)	$5,415.3

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 28, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$81.2	$(42.1)	$2.5	$(5.8)	$(81.2)	$(45.4)
Investing activities
Purchase of property, plant and equipment	—	(68.0)	(2.5)	(3.9)	—	(74.4)
Purchase of property, plant and equipment - severe weather event	—	(5.8)	—	—	—	(5.8)
Proceeds from sale of assets	—	0.1	—	—	—	0.1
Consolidation of Variable Interest Entity	—	—	—	2.1	—	2.1
Equity in net assets of subsidiaries	(81.2)	—	—	—	81.2	—
Other	—	3.4	—	(3.4)	—	—
Net cash provided by (used in) investing activities	(81.2)	(70.3)	(2.5)	(5.2)	81.2	(78.0)
Financing activities
Principal payments of debt	—	(1.7)	—	(0.9)	—	(2.6)
Net cash provided by (used in) financing activities	—	(1.7)	—	(0.9)	—	(2.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.6)	—	(1.6)
Net (decrease) in cash and cash equivalents for the period	—	(114.1)	—	(13.5)	—	(127.6)
Cash and cash equivalents, beginning of period	—	369.1	—	71.6	—	440.7
Cash and cash equivalents, end of period	$—	$255.0	$—	$58.1	$—	$313.1

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 29, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Operating activities
Net cash provided by (used in) operating activities	$73.9	$45.6	$1.6	$(35.6)	$(73.9)	$11.6
Investing activities
Purchase of property, plant and equipment	—	(42.6)	(1.6)	(10.0)	—	(54.2)
Insurance proceeds for investing purposes - severe weather event	—	—	—	—	—	—
Proceeds from the sale of assets	—	—	—	1.3	—	1.3
Consolidation of Variable Interest Entity	—	—	—	—	—	—
Equity in net assets of subsidiaries	(73.9)	—	—	—	73.9	—
Other	—	(0.4)	—	(0.3)	—	(0.7)
Net cash provided by (used in) investing activities	(73.9)	(43.0)	(1.6)	(9.0)	73.9	(53.6)
Financing activities
Proceeds from revolving credit facility	—	120.0	—	—	—	120.0
Payments on revolving credit facility	—	(120.0)	—	—	—	(120.0)
Principal payments of debt	—	(1.7)	—	(0.8)	—	(2.5)
Collection on (repayment of) intercompany debt	—	(19.5)	—	19.5	—	—
Excess tax benefits from share-based payment arrangements	—	0.1	—	—	—	0.1
Net cash provided by (used in) financing activities	—	(21.1)	—	18.7	—	(2.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.7	—	0.7
Net (decrease) in cash and cash equivalents for the period	—	(18.5)	—	(25.2)	—	(43.7)
Cash and cash equivalents, beginning of period	—	106.7	—	71.1	—	177.8
Cash and cash equivalents, end of period	$—	$88.2	$—	$45.9	$—	$134.1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (our “2012 Form 10-K”), filed with the SEC on March 1, 2013.  See also “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Recent Events

On April 19, 2013, the Federal Aviation Administration (FAA) approved battery system improvements for the Boeing B787 aircraft.  The approval allows Boeing and its customers to install the approved modifications and will lead to a return of service and resumption of new production deliveries for the program following an emergency airworthiness directive which grounded the commercial fleet in January 2013.

On April 16, 2013, Spirit was notified that issues relating to the earlier loss of government production approval at our St. Nazaire facility had been rectified and that this approval had been re-instated.

On April 4, 2013, Michael G. King, Executive Vice President and Chief Operations Officer of Spirit notified Spirit of his decision to retire from Spirit in the summer of 2013. He will remain an employee of Spirit through his retirement date, which will be determined with specificity after further consultation with our Chief Executive Officer.

On March 19, 2013, the Board of Directors named Larry A. Lawson our president and chief executive officer, effective April 6, 2013. Mr. Lawson, formerly Executive Vice President of Lockheed Martin’s Aeronautics business segment, succeeds Jeffrey L. Turner, who has been Spirit’s President and Chief Executive Officer since the Company’s formation in 2005. Mr. Turner remains on the Company’s board of directors.

Overview

We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the three months ended March 28, 2013, we generated net revenues of $1,442.2 million and net income of $81.2 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas.  The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program.  The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas.  The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 26%, 24% and less than 1%, respectively, of our net revenues for the three months ended March 28, 2013.

New Programs

We are currently performing work on several new programs, which are in various stages of development.  The G280 and G650 aircraft received FAA Type Certification during the third quarter of 2012, with both programs making deliveries to the final customer by the end of 2012. The Boeing B787-8 and Boeing B747-8 have each received FAA and JAA certifications, as well as EASA certification for entry into service, and each of these Boeing programs has made aircraft deliveries to the end customer. We have delivered seven revenue-generating test articles on the Sikorsky CH-53K helicopter program, including our delivery of the final test article during the first quarter of 2013.

A350 XWB

We continue to support the development of the A350 XWB program through a wing contract and a fuselage contract, both of which are segmented into a non-recurring design engineering phase and recurring production phase. During the first quarter of 2013, we recorded a negative cumulative catch-up adjustment of $6.7 million on the A350 XWB fuselage non-recurring contract reflecting higher costs as we work to close out the engineering work on the A350 XWB-900 model. We reduced A350 XWB fuselage recurring and A350 XWB wing recurring program margins to break-even to reflect an appropriate level of conservatism based on the risk profile of these programs. While we have now substantially completed the engineering and design for the first model for both the wing and fuselage, we still have yet to design the next derivative model which is a major element of the non-recurring contracts for both the fuselage and wing contracts. Unexpected delays in the completion of the design engineering, significant changes to the design as a result of test or other requirements changes, or delays in delivery schedule could result in additional forward losses on the non-recurring wing and fuselage elements of the program and additional cost pressure on the recurring elements of this program. Although we have projected the wing and fuselage recurring production contracts to be break-even, there is still a substantial amount of risk similar to what we have experienced on other development programs.  Particularly, our ability to manage risks related to supply chain contracting, supplier performance, execution of cost reduction strategies, hiring and retaining skilled production and management personnel, quality and manufacturing execution and program schedule delays among other risks, will determine the ultimate performance of these programs.

Our A350 XWB Section 15 assembly has experienced various production delays and performance-related issues mostly driven by engineering change to the aircraft design. On April 16, 2013, our government production approval at our St. Nazaire facility, which had been suspended in late 2012, was restored.   The suspension did not impact our ability to perform under our A350 XWB contract.  Airbus is assisting us to work through these issues and has provided additional resources to work alongside our personnel. While we have not incurred any specific charges for this assistance to date, there could be additional cost associated with this at some point in the future and those amounts could be significant depending on the work scope, duration of assistance and the allocation of responsibility.

B787 Program

As we move into higher production, our performance at the current contracted price depends on our being able to achieve production cost reductions as we gain production experience.  During the first quarter of 2013, we continued to experience production inefficiencies as we transitioned to production on the B787-9 derivative.  Accordingly, we recorded a $15.3 million forward loss on the B787 wing program for the three months ended March 28, 2013.

We do not yet have established pricing for the Boeing B787-9 or any future derivatives, though the B787 Supply Agreement provides for methodologies to negotiate pricing.  Our ability to successfully negotiate fair and equitable prices for these models is a key factor in achieving the projected financial performance for this program.

On January 16, 2013, following two recent incidents with the B787 involving lithium ion battery failures, the Federal Aviation Administration (FAA) issued an emergency airworthiness directive to address a potential battery fire risk and to require airlines to temporarily cease operations, and caused Boeing to suspend deliveries of the B787 aircraft. Following the FAA’s directive, civil aviation authorities in several other jurisdictions took similar action to cover the fleets operating in their jurisdictions. On April 19, 2013, FAA approved battery system improvements for the B787 aircraft.  The approval allows Boeing and its customers to install the approved modifications and will lead to a return of service and resumption of new production deliveries for the B787 program.  These events did not result in any production delays, and in the first quarter of 2013, we delivered seventeen B787 units to Boeing.

G280 and G650 Programs

The Gulfstream G650 and G280 programs face near term risks that include achieving supply chain cost reductions, as well as successful performance to manufacturing plans.  The G650 program has significant near term risk as we work with our customer to resolve certain commercial issues related to Gulfstream’s contention that delivered units failed to meet schedule and weight requirements. Failure to achieve projected cost reductions and, in the case of the G650, failure to successfully resolve commercial issues with Gulfstream, could result in the need to record additional forward losses on these programs.

General Statement Regarding New Programs

The remainder of 2013 will be a critical time for all of our new programs, including the Rolls-Royce BR725 program, as we either manufacture the initial units or progress through low-rate production, which will establish baseline performance for the recurring cost structure. We have decided to undertake a comprehensive strategic and financial review of our development programs in Tulsa, Wichita, Kinston, and St. Nazaire.  Recognition of forward losses in future periods continues to be a significant risk and will depend upon several factors including the results of our comprehensive review of certain development programs, our market forecast, possible airplane program delays, our ability to successfully perform under revised design and manufacturing plans, achievement of forecasted cost reductions as we enter into production and our ability to successfully resolve claims and assertions with our customers and suppliers.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended	Three Months Ended	Percentage Change
	March 28, 2013	March 29, 2012	to Prior Year
	($ in millions)
Net revenues	$1,442.2	$1,265.8	14%
Operating costs and expenses
Cost of sales	1,237.1	1,091.1	13%
Selling, general and administrative expenses	44.3	45.0	(2)%
Severe weather event	8.8	—	NA
Research and development	7.5	7.4	1%
Operating (loss) income	144.5	122.3	18%
Interest expense and financing fee amortization	(17.6)	(18.3)	(4)%
Interest income	0.1	—	0%
Other income (expense), net	(9.9)	3.5	(383)%
(Loss) income before income taxes and equity in net loss of affiliate	117.1	107.5	9%
Income tax benefit (provision)	(35.7)	(33.6)	6%
Income before equity in net (loss) of affiliate	81.4	73.9	10%
Equity in net loss of affiliate	(0.2)	(0.3)	(33)%
Net (loss) income	$81.2	$73.6	10%

Comparative ship set deliveries by model are as follows:

Model	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012
B737	106	105
B747	6	5
B767	6	7
B777	24	21
B787	17	8
Total Boeing	159	146
A320 Family	121	112
A330/340	27	25
A350	2	1
A380	7	7
Total Airbus	157	145
Business/Regional Jets	20	12
Total	336	303

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

Net revenues by prime customer are as follows:

Prime Customer	Three Months Ended March 28, 2013	Three Months Ended March 29, 2012

Boeing	$1,226.7	$1,056.7
Airbus	139.7	121.4
Gulfstream	30.8	23.3
Sikorsky	2.5	9.9
Other	42.5	54.5
Total net revenues	$1,442.2	$1,265.8

Three Months Ended March 28, 2013 as Compared to Three Months Ended March 29, 2012

Net Revenues.  Net revenues for the three months ended March 28, 2013 were $1,442.2 million, an increase of $176.4 million, or 14%, compared with net revenues of $1,265.8 million for the same period in the prior year. The increase in net revenues in 2013 as compared to 2012 was primarily due to approximately $182.0 million of higher production volume driven by customer delivery schedules and an increase of approximately $6.7 million in non-recurring revenue, offset by a decrease of approximately $15.5 million in aftermarket volume. Non-recurring revenues, which includes design and development efforts, increased during 2013 primarily due to increased efforts on the B737, B767, and B787.  Deliveries to Boeing increased by 9% to 159 ship sets during 2013, compared to 146 ship sets delivered in the prior year, as ship set deliveries increased across all Boeing programs, driven by customer delivery schedules. Deliveries to Airbus increased by 8% to 157 ship sets during 2013, compared to 145 ship sets delivered in the prior year, driven by higher customer delivery schedules. In total, ship set deliveries increased 11% to 336 ship sets in 2013, compared to 303 ship sets for the same period in the prior year.  Approximately 95% of Spirit’s net revenues for the first quarter of 2013 came from our two largest customers, Boeing and Airbus.

Cost of Sales.  Cost of sales as a percentage of net revenues was 86% for each of the three month periods ended March 28, 2013 and March 29, 2012. The first quarter of 2013 reflects net positive cumulative catch-up adjustments, partially offset by forward loss charges of $15.3 million on the B787 wing program.  During the first quarter of 2013, we recorded a favorable $20.3 million cumulative catch-up adjustment related to periods prior to 2013, primarily driven by productivity and efficiency on core programs, partially offset by negative cumulative catch-up adjustments on the A350 recurring and non-recurring programs. In comparison, in the same period of 2012, we recorded a $2.7 million forward loss charge on the B747-8, a $10.7 million forward loss charge on the G280 wing program, and a $1.0 million charge in early retirement incentives, as well as an unfavorable $0.1 million cumulative catch-up adjustment related to periods prior to 2012.

SG&A, Research and Development.  Combined SG&A and Research and Development costs as a percentage of net revenues was 4% for the three months ended March 28, 2013, which was consistent with the same period in the prior year. Overall, SG&A expense decreased $0.7 million for the three months ended March 28, 2013 compared to the same period in 2012. Research and development expenses for the three months ended March 28, 2013 were up $0.1 million compared to the same period in the prior year.

Impact of Severe Weather Event. For the three months ended March 28, 2013, the Company recorded severe weather event costs of $8.8 million, which represents continuing incremental freight, warehousing and other costs related to the April 14, 2012 severe weather event at our Wichita, Kansas facility. These costs are recorded as incurred.  The Company’s estimate of these future expenditures is likely to change as the Company evaluates different repair and build-back options.

Operating Income.  Operating income for the three months ended March 28, 2013 was $144.5 million, which was $22.2 million higher than operating income of $122.3 million for the same period in the prior year. The increase in operating income for the first quarter of 2013 was favorably impacted by higher production and a net positive cumulative catch-up adjustment of $20.3 million, partially offset by forward loss charges of $15.3 million recorded on the B787 wing program compared to the $13.4 million of forward losses recorded in the same period of 2012.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended March 28, 2013 includes $16.1 million of interest and fees paid or accrued in connection with long-term debt and $1.5 million in amortization of deferred financing costs, as compared to $16.7 million of interest and fees paid or accrued in connection with long-term debt and $1.6 million in amortization of deferred financing costs for the same period in the prior year.

Other Income (Expense), net. Other income (expense), net for the three months ended March 28, 2013 amounted to a net expense of $9.9 million, which primarily reflects a net loss of $10.0 million on foreign exchange rates for intercompany activity and borrowings, compared to income of $3.5 million for the same period in the prior year. The primary driver for the expense in 2013 was the strengthening of the US dollar against the British pound sterling.

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

The income tax provision for the three months ended March 28, 2013 includes $32.4 million for federal taxes, $3.7 million for state taxes and $(0.4) million for foreign taxes.  The income tax provision for the three months ended March 29, 2012 includes $31.0 million for federal taxes, $1.0 million for state taxes and $1.6 million for foreign taxes. The 2013 effective tax rate was 30.5% as compared to 31.3% for 2012. The difference in the effective tax rate recorded for 2013 as compared to 2012 related primarily to adjusting the valuation allowance on certain state income tax credits and the effect of recognizing the 2012 and 2013 U.S. Research Tax Credit.  The decrease from the U.S. statutory tax rate is attributable primarily to the U.S. Research Tax Credit, qualified domestic production activities deduction and state income tax credits.

On January 2, 2013, the President signed legislation retroactively extending the U.S. Research Tax Credit for two years, from January 1, 2012 through December 21, 2013.  Our income tax expense for 2013 reflects the entire benefit of the Research Tax Credit attributable to 2012, which is estimated at $5.4 million and the benefit of the 2013 Research Tax Credit.

Segments.  The following table shows segment revenues and operating income for the three months ended March 28, 2013 and March 29, 2012:

	Three Months Ended
	March 28,	March 29,
	2013	2012

Segment Revenues
Fuselage Systems	$717.9	$622.6
Propulsion Systems	375.3	344.0
Wing Systems	343.3	296.6
All Other	5.7	2.6
	$1,442.2	$1,265.8
Segment Operating Income (Loss)
Fuselage Systems	$121.4	$88.1
Propulsion Systems	65.3	58.3
Wing Systems (1)	18.2	20.8
All Other	1.6	0.2
	206.5	167.4
Unallocated corporate SG&A	(39.6)	(40.7)
Unallocated impact of severe weather event	(8.8)	—
Unallocated research and development	(1.8)	(1.1)
Unallocated cost of sales(2)	(11.8)	(3.3)
Total operating income (loss)	$144.5	$122.3

(1)         For 2013, net of $15.3 million forward loss charge recorded for the B787 wing program. For 2012, net of $2.7 million and $10.7 million forward loss charges recorded for the B747-8 and G280 wing programs, respectively.

(2)         For 2013, includes a warranty reserve of $10.0 million and $1.8 million related to early retirement incentives to eligible employees.  For 2012, includes $2.3 million reclassified from segment operating income to unallocated cost of sales to conform to current year presentation and charges of $1.0 million related to early retirement incentives to eligible employees.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 26%, 24% and less than 1%, respectively, of our net revenues for the three months ended March 28, 2013.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended March 28, 2013 were $717.9 million, an increase of $95.3 million, or 15%, compared to the same period in the prior year.  The increase was primarily due to recurring net revenue increases on the B737, B777 and B787. Non-recurring net revenue, which includes design and development efforts, increased in 2013 on the B737 and B767, partially offset by reduced design and developmental effort on the A350 XWB non-recurring program. Fuselage Systems posted segment operating margins of 17% for the three months ended March 28, 2013, up from 14% for the same period in the prior year.  Improved segment operating margins were primarily driven by higher production volume due to rate increases on several Boeing programs with favorable margins and improved productivity and efficiency performance on our core programs. In the first quarter of 2013, the segment recognized a favorable cumulative catch-up adjustment related to periods prior to 2013 of $11.0 million, driven by productivity and efficiency on core programs. In comparison, during the first quarter of 2012, the segment recognized a $5.5 million unfavorable cumulative catch-up adjustment related to periods prior to 2012.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended March 28, 2013 were $375.3 million, an increase of $31.3 million, or 9%, compared to the same period in the prior year.  The increase in net revenues was primarily driven by higher production volume on Boeing and Airbus models and increased non-recurring efforts on the B737. Propulsion Systems posted segment operating margins of 17% for the three months ended March 28, 2013, consistent with segment operating margins for the same period in the prior year.  In the first quarter of 2013, the segment recognized a favorable cumulative catch-up adjustment related to periods prior to 2013 of $9.7 million, driven by productivity and efficiency on core programs. In comparison, during the first quarter of 2012, the segment recognized a $3.6 million favorable cumulative catch-up adjustment related to periods prior to 2012.

Wing Systems.  Wing Systems segment net revenues for the three months ended March 28, 2013 were $343.3 million, an increase of $46.7 million, or 16%, compared to the same period in the prior year.  The increase in net revenues was primarily driven by higher production volume on core Boeing and Airbus models, partially offset by reduced non-recurring revenue on the B787 wing program. Wing Systems posted segment operating margins of 5% for the three months ended March 28, 2013, a decrease from segment operating margins of 7% for the same period in the previous year.  In the first quarter of 2013, the segment recorded a forward loss charge of $15.3 million on the B787 wing program as well as an unfavorable cumulative catch-up adjustment of $0.4 million. In comparison, during the first three months of 2012, the segment recorded forward loss charges of $2.7 million on the B747-8 program and $10.7 million on the G280 program, partially offset by a favorable cumulative catch-up adjustment related to periods prior to 2012 of $1.8 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and revenues from KIESC. In the three months ended March 28, 2013, All Other segment net revenues were $5.7 million, an increase of $3.1 million, as compared to the same period in the prior year. The increase in net revenues was primarily driven by an increase in tooling sales. The All Other segment recorded 28% operating margins for the three months ended March 28, 2013, up from segment operating margins of 8% for the same period in the prior year driven by additional sundry sales with increased margins.

Liquidity and Capital Resources

The primary sources of our liquidity include cash on hand, cash flow from operations, which includes receivables from customers and borrowings available under our revolving credit facility. Additionally, we may receive advance payments from customers and, during 2012, we received insurance proceeds from insurers in connection with the severe weather event. Our liquidity requirements are driven by our long-cycle business model. Our business model is comprised of four to six year non-recurring investment periods, which include design and development efforts, followed by ten to twenty years of recurring production. The non-recurring investment periods require significant outflows of cash as we design the product, build tooling, purchase equipment and build initial production inventories. These activities are typically funded partially through customer advances and milestone payments, which are offset against revenue as production units are delivered in the case of customer advances, or recognized as revenue as milestones are achieved in the case of milestone payments. The remaining funds needed to support non-recurring programs come from predictable cash inflows from our mature programs that are in the recurring phase of the production cycle. Occasionally, we have utilized borrowings and other sources of cash to fund non-recurring investments during periods where cash received from our customers is not adequate to fund our purchase commitments. The non-recurring investment period typically ends concurrently with initial deliveries of completed aircraft by our customers, which indicates that a program has entered into the recurring production phase. When a program reaches steady recurring production, it typically results in long-term generation of cash from operations.  As part of our business model, we have continuously added new non-recurring programs, which are supported by mature programs that are in the steady recurring phase of the production cycle to promote growth.

As of March 28, 2013, we had $313.1 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our revolving credit facility. During the first quarter of 2013 there were no borrowings under our revolving credit facility and there were no outstanding balances under our revolving credit facility as of March 28, 2013. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flows for the three months ended March 28, 2013 and March 29, 2012:

	For the Three Months Ended
	March 28, 2013	March 29, 2012
	($ in millions)
Net income	$81.2	$73.6
Adjustments to reconcile net income	69.8	39.4
Changes in working capital	(196.4)	(101.4)
Net cash (used in) provided by operating activities	(45.4)	11.6
Net cash (used in) investing activities	(78.0)	(53.6)
Net cash (used in) financing activities	(2.6)	(2.4)
Effect of exchange rate change on cash and cash equivalents	(1.6)	0.7
Net (decrease) in cash and cash equivalents for the period	(127.6)	(43.7)
Cash and cash equivalents, beginning of period	440.7	177.8
Cash and cash equivalents, end of period	$313.1	$134.1

Three Months Ended March 28, 2013 as Compared to Three Months Ended March 29, 2012

Operating Activities. For the three months ended March 28, 2013, we had a net cash outflow of $45.4 million from operating activities, a decrease of $57.0 million, compared to a net cash inflow of $11.6 million for the same period in the prior year. During the first quarter of 2013, net cash used in operating activities was primarily driven by inventory build and the timing of vendor payments and receivables from customers.  In comparison, for the same period in the prior year, net cash inflow from operating activities was primarily due to the receipt of a $150.0 million advance payment associated with an agreement on the A350 XWB fuselage program, offset by inventory build and the timing of vendor payments and receivables from customers.

We continue to invest in inventory for new programs and additional production costs for ramp-up activities in support of increasing build rates on several mature Boeing and Airbus programs.  During the first quarter of 2013, working capital for new programs, including the B787, A350 XWB and Gulfstream programs, increased $94.5 million, compared to an increase of $123.9 million for the same period in the prior year. Additionally, working capital for mature Boeing and Airbus programs, including costs associated with announced increasing build rates on mature programs, was approximately $38.7 million, compared to an increase of $7.4 million for the same period in the prior year. These activities were funded through cash flows from operations, including receivables from customers and customer advances.

Investing Activities. For the three months ended March 28, 2013, we had a net cash outflow of $78.0 million from investing activities, an increase in outflow of $24.4 million compared to a net cash outflow of $53.6 million for the same period in the prior year. In the first quarter of 2013, capital expenditures consisted of tooling and machinery and equipment to support the increasing production rates on the B737, B777, and B787 programs. In comparison, in the first quarter of 2012, the capital expenditure purchases included tooling and machinery and equipment for the manufacturing of our A350 XWB and B787 programs.

Financing Activities. For the three months ended March 28, 2013, we had a net cash outflow of $2.6 million from financing activities, an increase in outflow of $0.2 million, compared to a net cash outflow of $2.4 million for the same period in the prior year.

Future Cash Needs and Capital Spending

Our primary future cash needs will consist of working capital, repair and recovery expenses related to the April 2012 severe weather event, debt service, research and development and capital expenditures. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model.  In addition, we expend significant capital to meet increased production rates on certain mature programs, including the B737.  We also require capital to develop new technologies for the next generation of aircraft and are evaluating various plans to relieve capacity constraints for the announced customer production rate increases.  Capital expenditures during the first quarter of 2013 totaled approximately $80.2 million, which includes $5.8 million in costs from the severe weather event.  Excluding the impact of the severe weather event, capital expenditures totaled approximately $74.4 for the three months ended March 28, 2013, as compared to $54.2 million for the first quarter of 2012.  While the Company continues to assess the impact of the severe weather event damage, we anticipate that tornado-related capital spending will be limited to insurance proceeds recovered. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, insurance proceeds and borrowings available under our revolving credit facility.

Insurance Recovery. On October 19, 2012, the Company reached an agreement with its insurers on a final settlement for all claims relating to the April 14, 2012 severe weather event. Under the terms of this settlement, the insurers agreed to pay the Company $234.9 million (less $105.0 million in cash advance payments previously paid to the Company in the second quarter of 2012) to resolve all property damage, clean-up and recovery costs related to the severe weather event as well as all expenses incurred to make up for the interruption of production and to reduce further disruptions. As of December 31, 2012, the Company had received the entire settlement amount that the insurers agreed to pay. Under the settlement agreement, the Company assumes all future risk involving the severe weather event. In accordance with the credit agreement, the Company provided a certificate to its lenders indicating that all net proceeds received in connection with destruction caused by the severe weather event would be used for repair, replacement or restoration at the Wichita facility. Any insurance proceeds not used for repair, replacement or restoration at the Wichita facility within two years of receipt will be applied to prepayment of our senior secured credit facility.

While the Company believes that most past and future charges relating to the severe weather event will be offset by the insurance settlement there can be no assurance that complete offsetting will occur.

Pension and Other Post — Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at March 28, 2013 and we anticipate non-cash pension income for 2013 to remain at or near the same level as 2012. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. We continue to make contributions to our U.K. pension plan. Our projected contributions to the U.K. pension plan for 2013 are $8.8 million.

Debt and Other Financing Arrangements

Senior Secured Credit Facilities. On April 18, 2012, Spirit entered into a $1.2 billion senior secured Credit Agreement (the “Credit Agreement”) consisting of a $650.0 million revolving credit facility and a $550.0 million term loan B facility.  The Credit Agreement refinanced and replaced the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended.  Proceeds of the new term loan were used to pay off outstanding amounts under the prior credit agreement.  The revolving credit facility matures April 18, 2017 and bears interest, at Spirit’s option, at either LIBOR, or a defined “base rate” plus an applicable margin based on Spirit’s debt-to-EBITDA ratio (see table below).  The term loan matures April 18, 2019 and bears interest, at Spirit’s option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit’s secured debt-to-EBITDA ratio is below 1:1 at any time after 2012.  Substantially all of Spirit’s assets, including inventory and property, plant and equipment, were pledged as collateral for both the term loan and the revolving credit facility.  As of March 28, 2013, the outstanding balance of the term loan was $544.5 million and the carrying amount of the term loan was $542.1 million.  The amount outstanding under the revolving credit facility was zero as of March 28, 2013.

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

At March 28, 2013, the Company’s debt-to-EBITDA ratio was 4.12:1.0, resulting in applicable margins under the revolving credit facility, which will go into effect upon delivery of a quarterly compliance certificate, of 2.5% and 1.5% on Eurodollar and base rate loans, respectively, and commitment fees on the undrawn portion of the revolving credit facility and letter of credit fees of 0.45% and 2.5%, respectively.

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

To address the forward loss charges that the Company recognized in the third quarter of 2012, the Company amended the Credit Agreement effective October 26, 2012. The amendment resulted in a revision of the quarterly financial covenant ratios. No event of default has occurred and the Company was in full compliance as of March 28, 2013. The amended ratios are illustrated in the table below:

	Q1 2013	Q2 2013	Thereafter
Senior Secured Leverage Ratio	3.25	2.75	2.75
Interest Coverage Ratio	2.25	3.00	4.00
Total Leverage Ratio	6.00	4.75	4.00

Additionally, the amendment increased the time the Company has to apply the proceeds from the insurance settlement in connection with the severe weather event against expenses resulting from the event from 12 months to 24 months before the proceeds may be considered eligible for prepayment against the senior secured credit facility.

Senior Notes.  On November 18, 2010, we issued $300.0 million aggregate of  6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.  The carrying value of the 2020 Notes was $300.0 million as of March 28, 2013.

On September 30, 2009, we issued $300.0 milion of 7.50% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable, in cash in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $295.8 million as of  March 28, 2013.

As of March 28, 2013, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes for the foreseeable future.

Advances and Deferred Revenue on the B787 Program.  On May 12, 2011, Spirit and Boeing entered into the B787 Amendment which, among other things, established a new repayment schedule for advances made by Boeing to Spirit to be repaid against the purchase price of the first 1,000 B787 ship sets delivered to Boeing.  In the event Boeing does not take delivery of 1,000 ship sets prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. The B787 Amendment also changed the treatment of advances paid by Boeing for certain non-recurring work into a nonrefundable payment in full for such work.  As of March 28, 2013, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $621.7 million.

Advances on the A350 Fuselage Program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012.  The advance payments will be offset against the recurring price of A350 XWB ship sets invoiced by Spirit, at a rate of $1.25 million per ship set. We received $250.0 million in advance payments in 2012 and the balance that had not been repaid as of March 28, 2013 was $243.8 million.

Malaysian Facility Agreement. On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia (“RM”) 69.2  million (approximately USD $20.0 million equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM 3.3 million (approximately USD $1.0 million equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum.  The Malaysia Facility loan balance as of March 28, 2013 was $12.6 million.

French Factory Capital Lease Agreement. On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace-related component assembly plant in Saint-Nazaire, France.  Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of March 28, 2013, the Saint-Nazaire capital lease balance was $10.5 million.

Nashville Design Center Capital Lease Agreement.  On September 21, 2012, the Company entered into a capital lease agreement for $2.6 million for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components.  Lease payments are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months.

Credit Ratings

The company’s credit rating remained unchanged at the end of the first quarter of 2013 with a BB rating, stable outlook by Standard and Poor’s and a Ba2 rating, negative outlook by Moody Investor Services.

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

•              the success and timely execution of key milestones such as deliveries and resumption of service of Boeing’s B787 and first flight, certification and first delivery of Airbus’ A350 XWB aircraft program, receipt of necessary regulatory approvals and customer adherence to their announced schedules;

•              our ability to successfully negotiate new pricing under our main supply agreement with Boeing.

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

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements.  These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K for a more complete discussion of these and other factors that may affect our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position.  These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt.  In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2012 Form 10-K which could materially affect our business, financial condition or results of operations.  There have been no material changes in our market risk since the filing of our 2012 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of March 28, 2013 in order to reach a conclusion on whether these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, management has concluded that our disclosure controls and procedures were not effective as of March 28, 2013, due to the fact that there was a material weakness in our internal control over financial reporting as discussed in more detail in our 2012 Annual Report on Form 10-K under Part II, Item 9A.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2012 Form 10-K is included in Note 20 to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2012 Form 10-K, which could materially affect our business, financial condition or results of operations. Other than the modifications to the risk factors set forth below, there have been no material changes to the Company’s risk factors previously disclosed in our 2012 Form 10-K.

Our financial results could be materially affected by the outcome of comprehensive strategic and financial reviews of development programs.

We have decided to undertake a comprehensive strategic and financial review of our development programs in Tulsa, Wichita, Kinston, and St. Nazaire.  The outcome of these reviews could have a material impact on our results of operations.

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

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature		Title	Date

/s/	Philip D. Anderson	Senior Vice President and Chief Financial	May 3, 2013
	Philip D. Anderson	Officer (Principal Financial Officer)