Form 10-Q
period 2013-06-27
Spirit AeroSystems Holdings, Inc.
filed 2013-08-12
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2013

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

As of July 30, 2013, the registrant had outstanding 120,679,678 shares of class A common stock, $0.01 par value per share, and 23,976,122 shares of class B common stock, $0.01 par value per share.

PART I — FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
	($ in millions, except per share data)
Net revenues	$1,520.7	$1,341.0	$2,962.9	$2,606.8
Operating costs and expenses
Cost of sales	1,690.2	1,156.8	2,927.3	2,247.9
Selling, general and administrative	54.1	40.3	98.4	85.3
Impact from severe weather event	6.3	54.5	15.1	54.5
Research and development	8.6	6.9	16.1	14.3
Total operating costs and expenses	1,759.2	1,258.5	3,056.9	2,402.0
Operating (loss) income	(238.5)	82.5	(94.0)	204.8
Interest expense and financing fee amortization	(17.3)	(28.1)	(34.9)	(46.4)
Interest income	—	0.1	0.1	0.1
Other income (expense), net	1.3	(4.2)	(8.6)	(0.7)
(Loss) income before income taxes and equity in net loss of affiliates	(254.5)	50.3	(137.4)	157.8
Income tax benefit (provision)	45.0	(15.3)	9.3	(48.9)
(Loss) income before equity in net income (loss) of affiliates	(209.5)	35.0	(128.1)	108.9
Equity in net income (loss) of affiliates	0.1	(0.1)	(0.1)	(0.4)
Net (loss) income	$(209.4)	$34.9	$(128.2)	$108.5
(Loss) earnings per share
Basic	$(1.47)	$0.25	$(0.90)	$0.76
Diluted	$(1.47)	$0.24	$(0.90)	$0.76

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
	($ in millions)
Net income	$(209.4)	$34.9	$(128.2)	$108.5
Changes in other comprehensive income, net of tax:
Unrealized (loss) on interest rate swaps, net of tax effect of zero for each of the three months ended and zero and $0.5 for each of the six months ended, respectively	—	(0.2)	—	(0.9)
Less: reclassification adjustment for loss realized in net income, net of tax effect of zero and $0.9 for each of the three months ended and zero and $1.2 for each of the six months ended, respectively	—	1.4	—	1.9
Net gain on interest rate swaps	—	1.2	—	1.0
Unrealized (loss) gain on foreign currency hedge contracts, net of tax effect of zero for each of the three months ended and zero for each of the six months ended, respectively	—	(0.1)	—	—
Net (loss) on foreign currency hedge contracts	—	(0.1)	—	—
Pension, SERP, and Retiree medical adjustments, net of tax effect of $0.2 and $0.1 for each of the three months ended and $0.2 for each of the six months ended, respectively	0.1	0.2	0.4	0.4
Unrealized foreign exchange (loss) on intercompany loan, net of tax effect of zero and $0.4 for each of the three months ended and $1.0 and zero for each of the six months ended, respectively	0.1	(1.3)	(3.2)	—
Foreign currency translation adjustments	0.6	(3.6)	(9.9)	—
Total other comprehensive income (loss)	0.8	(3.6)	(12.7)	1.4
Total comprehensive (loss) income	$(208.6)	$31.3	$(140.9)	$109.9

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	June 27,	December 31,
	2013	2012
	($ in millions)
Current assets
Cash and cash equivalents	$317.0	$440.7
Accounts receivable, net	600.6	420.7
Inventory, net	2,187.0	2,410.8
Deferred tax asset - current	60.6	57.1
Other current assets	43.7	26.1
Total current assets	3,208.9	3,355.4
Property, plant and equipment, net (variable interest entity restricted, $0.3 and $0.0 at June 27, 2013 and December 31, 2012, respectively)	1,739.4	1,698.5
Pension assets	91.3	78.4
Deferred tax asset - non-current, net	227.9	192.0
Other assets	87.1	91.0
Total assets	$5,354.6	$5,415.3
Current liabilities
Accounts payable (variable interest entity nonrecourse, $0.2 and $0.0 at June 27, 2013 and December 31, 2012, respectively)	$695.1	$659.0
Accrued expenses (variable interest entity nonrecourse, $0.6 and $0.0 at June 27, 2013 and December 31, 2012, respectively)	200.9	216.3
Profit sharing	36.3	28.3
Current portion of long-term debt	14.5	10.3
Advance payments, short-term	107.3	70.7
Deferred revenue, short-term	18.1	18.4
Deferred grant income liability - current	7.8	6.9
Other current liabilities	100.0	57.1
Total current liabilities	1,180.0	1,067.0
Long-term debt	1,158.2	1,165.9
Advance payments, long-term	777.6	833.6
Pension/OPEB obligation	77.6	75.6
Deferred grant income liability - non-current	110.2	116.6
Deferred revenue and other deferred credits	34.4	30.8
Other liabilities	147.9	128.9
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 120,667,921 and 119,671,298 shares issued, respectively	1.2	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 23,988,575 and 24,025,880 shares issued, respectively	0.2	0.2
Additional paid-in capital	1,019.6	1,012.3
Accumulated other comprehensive loss	(157.9)	(145.2)
Retained earnings	1,003.8	1,127.9
Total shareholders’ equity	1,866.9	1,996.4
Noncontrolling interest	1.8	0.5
Total equity	1,868.7	1,996.9
Total liabilities and equity	$5,354.6	$5,415.3

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 27, 2013	June 28, 2012
	($ in millions)
Operating activities
Net (loss) income	$(128.2)	$108.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation expense	78.5	77.4
Amortization expense	2.7	2.5
Amortization of deferred financing fees	3.1	11.9
Accretion of customer supply agreement	0.2	0.1
Employee stock compensation expense	12.0	8.6
Excess tax benefit of share-based payment arrangements	(0.4)	(1.1)
Loss from discontinued hedge accounting on interest rate swaps	—	2.2
(Gain) from the ineffectiveness of hedge contracts	(1.4)	(0.1)
(Gain) loss from foreign currency transactions	10.1	(0.2)
Loss on disposition of assets	0.4	3.6
Deferred taxes	(40.0)	4.5
Long-term tax provision	0.6	0.8
Pension and other post retirement benefits, net	(6.7)	(4.7)
Grant income	(3.3)	(2.5)
Equity in net loss of affiliates	0.1	0.4
Changes in assets and liabilities
Accounts receivable	(184.3)	(202.1)
Inventory, net	276.2	(171.7)
Accounts payable and accrued liabilities	27.1	47.1
Profit sharing/deferred compensation	8.1	9.4
Advance payments	(19.4)	197.9
Income taxes receivable/payable	(31.0)	(46.8)
Deferred revenue and other deferred credits	5.0	(18.5)
Insurance advances for operating purposes	—	105.0
Other	4.9	0.6
Net cash provided by operating activities	14.3	132.8
Investing activities
Purchase of property, plant and equipment	(119.3)	(103.8)
Purchase of property, plant and equipment - severe weather event	(15.7)	—
Proceeds from sale of assets	0.1	1.3
Consolidation of variable interest entity	2.5	—
Other	—	(0.9)
Net cash (used in) investing activities	(132.4)	(103.4)
Financing activities
Proceeds from revolving credit facility	—	170.0
Payments on revolving credit facility	—	(170.0)
Proceeds from issuance of debt	—	547.3
Principal payments of debt	(4.0)	(564.3)
Excess tax benefit of share-based payment arrangements	0.4	1.1
Debt issuance and financing costs	—	(11.3)
Net cash (used in) financing activities	(3.6)	(27.2)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	0.1
Net (decrease) increase in cash and cash equivalents for the period	(123.7)	2.3
Cash and cash equivalents, beginning of period	440.7	177.8
Cash and cash equivalents, end of period	$317.0	$180.1

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 27, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2013 presentation.  In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013 (the “2012 Form 10-K”).

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

3.  Change in Estimate

The Company’s long-term contract estimates are based on estimated contract revenues and related costs over the Company’s current contract blocks.  Estimated contract revenues are generally not subject to significant revisions as most of the Company’s contracts are fixed price and known at the inception of the contract; however, the contract cost elements of these estimates change frequently as the programs mature and that has historically been the primary driver of changes in our estimates.   Contract costs are estimated based on actual costs incurred to date and an estimate of remaining costs over the current contract block, which can extend for multiple years.  During the early phases of our development contracts, the future cost estimates are subject to significant variability and are based on numerous assumptions and judgments which require management to use its historical experience on similar programs until aircraft programs are type certified; low rate production is achieved; production processes mature; supply chain partners are contracted; and unit costs stabilize; which typically results in assumptions that costs will improve over the life of the contract block. This learning curve concept is typical in our industry; however, the level of design change and time spent in low rate production that was anticipated when we initially established these curves has been significantly exceeded as original delivery schedules have been delayed and engineering changes have continued. During the second quarter of 2013, a combination of events occurred that resulted in changes in estimates on several development programs, resulting in forward losses being recorded on some of these programs. The following is a summary of those events.

Supply Chain Cost Reductions — G280 and G650

At the time we took the forward loss charges on the Gulfstream G280 and G650 programs in the third quarter of 2012, we had included in the respective estimates at completion significant cost reductions primarily related to sourcing costs between 2015 and 2018. These amounts were based on the experience of the supply chain team and operational management.  During the second quarter of 2013, it became apparent that a substantial portion of the total cost savings included in the contract estimates for each program would not be realized. This determination was based on a number of changing conditions and new developments including an assessment of our actual experience with our customers regarding their receptiveness to proposed changes, completion of our detailed part analyses during the second quarter of 2013 as part of our effort to project future sourcing costs and our inability to achieve estimated supplier price reductions via negotiations with suppliers.

Labor Estimates— Tulsa Facility

The labor cost forecasts within the contract estimates for the G280, G650 and Boeing B787 are based on certain assumptions, including the level of disruption expected in the future.  In our contract estimates through the first quarter of 2013, we assumed that certain disruptions to the manufacturing line caused by i) supplier quality issues and late deliveries, ii) customer inspections occurring in our facilities and iii) our own manufacturing quality issues would be resolved by the middle of 2013.  During the second quarter of 2013, key performance dates were missed, and we extended the expected period of time during which these issues would be resolved in our assumptions for our contract estimates. As a result, we experienced higher actual costs as well as significant increases to forecasted costs, resulting in additional forward losses recognized on all of these programs in the second quarter of 2013.

Contractual Items — G650

As we worked with Gulfstream to meet their production demand, we negotiated a temporary transfer of a portion of our work scope to Gulfstream for completion.  In the second quarter of 2013, due to the effect of continued production challenges on our forecasted ability to achieve scheduled deliveries, we changed our assumptions to extend the duration of the work transfer and updated our estimates regarding this temporarily transferred work scope which is accounted for as a reduction in forecasted revenue.  We are also currently working with Gulfstream to resolve certain contractual disputes primarily related to engineering changes made by Gulfstream and the impact of those changes to weight and delivery schedules. We continually assess these contractual items and adjust our estimates as appropriate each quarter.  Changes in these particular estimates resulted in additional forward loss recognized on the G650 in the second quarter of 2013.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

New Program Summary Performance

Due primarily to these events, for the three months ended June 27, 2013, we recorded forward loss charges of $191.5 on the G280, $234.2 on the G650, $22.0 on the B787, $5.0 on the Boeing B747 fuselage and $4.0 on the Boeing B767 propulsion programs. The change in estimates also resulted in a reduction of forward loss charges on the Rolls-Royce BR725 of $(8.4). These amounts were recorded within the Company’s results of operations as part of cost of goods sold as well as on the condensed consolidated balance sheet as forward loss provisions within inventory to the extent each program’s inventory balance was sufficient to absorb the charge. In the case that program inventory was not sufficient to absorb the full amount of a charge, the remainder was classified as a current liability.

Our consolidated net adjustments for costs related to the changes in estimates for the second quarter of 2013 decreased operating profit, before income taxes, by approximately $448.3 and $463.6 for the three and six months ended June 27, 2013, respectively, with the difference reflecting the $15.3 forward loss recorded on the B787 wing in the first quarter of 2013.  These adjustments decreased net earnings by approximately $309.3 ($2.61 per share) and $319.9 ($2.70 per share) for the three and six months ended June 27, 2013, respectively.

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

For the three months ended June 28, 2012, the Company recognized $29.1 of clean-up, repair and replacement costs and $25.4 in additional business interruption expenses incurred as a result of the tornado.

As of June 28, 2012, the Company had received from certain insurers a total of $105.0 in partial payments based on estimated losses, which the Company had recorded as accrued expenses.

As of December 31, 2012, the Company had received a total of $234.9, including the previously received partial payment, in insurance payments based on estimated losses incurred as a result of the April 14, 2012 tornado. The $234.9 in insurance payments was the result of an agreement between the Company and its insurers on a final settlement for all claims relating to the April 14, 2012 severe weather event. In accordance with its credit agreement, the Company provided a certificate to its lenders indicating that all net proceeds received in connection with the destruction caused by the severe weather event would be used for repair, replacement or restoration at the Wichita facility.

For the three and six months ended June 27, 2013, the Company recorded $6.3 and $15.1, respectively, under severe weather event, which represents continuing incremental freight, warehousing and other costs which are recorded as incurred.  The Company’s estimate of these future expenditures is likely to change as the Company evaluates different repair and build-back options.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

5.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	June 27,	December 31,
	2013	2012
Trade receivables (1)(2)	$592.7	$415.9
Other	8.0	9.1
Less: allowance for doubtful accounts	(0.1)	(4.3)
Accounts receivable, net	$600.6	$420.7

(1)         Includes unbilled receivables of $33.6 and $25.6 at June 27, 2013 and December 31, 2012, respectively.

(2)         Includes $116.0 and $102.0 held in retainage by customers at June 27, 2013 and December 31, 2012, respectively.

Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned in which the recovery will occur over the term of the contract, which could exceed one year.

Also included in accounts receivable are amounts held in retainage which as of June 27, 2013 is all related to Gulfstream and represent amounts due on G650 deliveries from 2010 through the present.  As production rates on this program increase, this amount will grow significantly if not resolved with Gulfstream in a timely manner. While the Company is currently in contractual negotiations with Gulfstream, we believe that these amounts are collectible and represent valid receivables. There can be no guarantee that these amounts will be collected or that they will not be addressed as part of an overall negotiation which could then impact recoverability.

On May 3, 2012, Hawker Beechcraft, Inc. (“Hawker”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy on February 19, 2013 as Beechcraft Corporation. The Company’s remaining balance of its reserved $3.5 receivable from Hawker was written off as of March 28, 2013.

6.  Inventory

Inventories are summarized as follows:

	June 27,	December 31,
	2013	2012(1)
Raw materials	$226.1	$250.3
Work-in-process	1,026.5	1,033.6
Finished goods	47.0	35.9
Product inventory	1,299.6	1,319.8
Capitalized pre-production	515.0	524.6
Deferred production	1,387.7	1,173.8
Forward loss provision	(1,015.3)	(607.4)
Total inventory, net	$2,187.0	$2,410.8

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

Non-recurring production costs include design and engineering costs and test articles.

Inventories are summarized by platform and costs below:

	June 27, 2013
	Product Inventory		Capitalized Pre-	Deferred	Forward Loss	Total Inventory,
	Inventory	Non-Recurring	Production	Production	Provision(1) (7)	net June 27, 2013
B747(2)	$95.7	$—	$6.1	$3.6	$(5.0)	$100.4
B787	241.9	(0.3)	174.7	603.9	(221.3)	798.9
Boeing - All other platforms(3)	411.8	21.9	7.4	(46.6)	(12.0)	382.5
A350	137.4	60.6	73.1	258.6	(8.6)	521.1
Airbus - All other platforms	79.5	—	—	7.1	—	86.6
G280(4)	75.4	—	5.2	165.5	(246.1)	—
G650	70.3	—	201.2	336.2	(396.7)	211.0
Rolls-Royce(5)	19.3	—	47.3	59.0	(125.6)	—
Sikorsky	—	1.9	—	—	—	1.9
Bombardier C-Series	5.0	—	—	0.4	—	5.4
Aftermarket	57.1	—	—	—	—	57.1
Other platforms(6)	18.1	4.0	—	—	—	22.1
Total	$1,211.5	$88.1	$515.0	$1,387.7	$(1,015.3)	$2,187.0

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

	December 31, 2012
	Product Inventory		Capitalized Pre-	Deferred	Forward Loss	Total Inventory, net December 31,
	Inventory	Non-Recurring	Production	Production	Provision(1)	2012
B747	$83.6	$(0.7)	$7.2	$3.6	$(11.5)	$82.2
B787	225.2	26.6	189.5	595.1	(184.0)	852.4
Boeing - All other platforms(3)	392.3	31.6	5.8	(67.6)	(6.5)	355.6
A350	133.2	51.3	56.8	177.4	(8.9)	409.8
Airbus - All other platforms	88.2	—	—	18.2	—	106.4
G280	83.3	—	5.5	98.3	(118.8)	68.3
G650	36.7	—	208.4	297.3	(162.5)	379.9
Rolls-Royce(5)	12.6	—	51.4	51.2	(115.2)	—
Sikorsky	—	4.7	—	—	—	4.7
Bombardier C-Series	3.9	—	—	0.3	—	4.2
Aftermarket	45.0	—	—	—	—	45.0
Other platforms(6)	98.3	4.0	—	—	—	102.3
Total	$1,202.3	$117.5	$524.6	$1,173.8	$(607.4)	$2,410.8

(1)         Forward loss charges taken since January 1, 2012 on open blocks.

(2)         Due to contract block closure in the second quarter of 2013, $5.1 of forward loss provision related to wing was closed out against deferred production.

(3)         Forward loss provision of $8.0 recorded on the B767 program in the fourth quarter of 2012 exceeded the total inventory balance.  The excess of the charge over program inventory was classified as a contract liability of $1.5 and was reduced to zero as additional inventory was generated as of June 27, 2013.

(4)         Forward loss provision of $191.5 recorded in the second quarter of 2013 exceeded the total inventory balance.  The excess of the charge over program inventory is classified as a contract liability of $64.2 which will be reduced as additional contract costs are incurred.  This contract liability is reported in other current liabilities.  This liability will amortize into the forward loss category of inventory as inventory on the program increases.

(5)         Forward loss provision of $151.0 recorded in the third quarter of 2012 exceeded the total inventory balance. In the second quarter of 2013, due to changes in estimates on the Rolls-Royce BR725 program, we reduced the forward loss provision by $8.4, to a total of $146.2. The excess of the charge over program inventory is classified as a contract liability. The total contract liability of $27.4 has been reduced to $17.0 as of June 27, 2013 as additional contract cost has been incurred. This contract liability is reported in other current liabilities. This liability will amortize into the forward loss category of inventory as inventory on the program increases.

(6)         Includes over-applied and under-applied overhead.

(7)         Forward loss charges taken through December 31, 2011 were reflected within capitalized pre-production and inventory for the respective programs and therefore not reflected as part of the Forward Loss Provision figure presented. The cumulative forward loss charges through June 27, 2013 on open blocks are $11.6, $423.7 and $29.0 for the A350 XWB, G280 and Sikorsky programs, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The following is a roll forward of the capitalized pre-production costs included in the inventory balance at June 27, 2013:

Balance, December 31, 2012	$524.6
Charges to costs and expenses	(31.5)
Capitalized costs	21.9
Balance, June 27, 2013	$515.0

The following is a roll forward of the deferred production costs included in the inventory balance at June 27, 2013:

Balance, December 31, 2012	$1,173.8
Charges to costs and expenses	(163.6)
Capitalized costs	384.5
Exchange rate	(7.0)
Balance, June 27, 2013	$1,387.7

Significant amortization of capitalized pre-production and deferred production inventory will occur over the following contract blocks:

	Contract Block Quantity	Orders(1)
B787	500	864
A350 XWB	400	678
G280	250	61
G650	350	146
Rolls-Royce	350	90

(1)         Orders are from the published firm-order backlogs of Airbus and Boeing.  For all other programs, orders represent purchase orders received from OEMs and are not reflective of OEM sales backlog.  Orders reported are total block orders, including delivered units.

Current block deliveries are as follows:

Model	Current Block Deliveries
B787	130
A350 XWB	6
Business/Regional Jets	160

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

7.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	June 27,	December 31,
	2013	2012
Land	$16.9	$17.7
Buildings (including improvements)	527.6	504.7
Machinery and equipment	990.8	960.0
Tooling	744.6	722.4
Capitalized software	172.0	170.2
Construction-in-progress	179.1	143.0
Property, Plant And Equipment related to Variable Interest Entity	0.6	—
Total	2,631.6	2,518.0
Less: accumulated depreciation related to Variable Interest Entity	(0.3)	—
Less: accumulated depreciation	(891.9)	(819.5)
Property, plant and equipment, net	$1,739.4	$1,698.5

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $1.8 and $2.0 for the three months ended June 27, 2013 and June 28, 2012, respectively and $2.8 and $3.9 for the six months ended June 27, 2013 and June 28, 2012, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs, excluding the impact of the severe weather event, of $21.6 and $22.7 for the three months ended June 27, 2013 and June 28, 2012, respectively and $43.8 and $46.6 for the six months ended June 27, 2013 and June 28, 2012, respectively.

We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal-use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal-use software.  Depreciation expense related to capitalized software was $5.0 and $4.4 for the three months ended June 27, 2013 and June 28, 2012, respectively and $9.9 and $8.9 for the six months ended June 27, 2013 and June 28, 2012, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with FASB authoritative guidance on accounting for the impairment or disposal of long-lived assets. Due to charges taken for the three months ended June 27, 2013, we evaluated the long-lived assets at our locations and determined no impairment was necessary.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

8.  Other Assets

Other assets are summarized as follows:

	June 27,	December 31,
	2013	2012
Intangible assets
Patents	$3.0	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	26.4	28.1
Total intangible assets	39.1	39.8
Less: Accumulated amortization - patents	(2.1)	(1.2)
Accumulated amortization - favorable leasehold interest	(5.0)	(4.8)
Accumulated amortization - customer relationships	(23.9)	(23.7)
Intangible assets, net	8.1	10.1
Deferred financing
Deferred financing costs	76.4	76.4
Less: Accumulated amortization - deferred financing costs	(52.7)	(49.6)
Deferred financing costs, net	23.7	26.8
Other
Goodwill - Europe	2.8	3.0
Equity in net assets of affiliates	1.4	5.1
Customer supply agreement (1)	39.3	39.9
Other	11.8	6.1
Total	$87.1	$91.0

(1)                              Under an agreement with our customer Airbus, certain payments accounted for as consideration given by the Company to Airbus are being amortized as a reduction to net revenues.

The Company recognized $1.0 and $1.1 for the three months ended June 27, 2013 and June 28, 2012, respectively and $2.1 of amortization expense of intangibles for each of the six month periods ended June 27, 2013 and June 28, 2012, respectively.

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

As part of our ongoing participation in the B787-9 program, we received research and development milestone payments of zero and $4.6 for the three and six months ended June 27, 2013, respectively and $2.4 and $5.2 for the three and six months ended June 28, 2012, respectively.  Revenue and cost associated with the performance of this research and development are included in program revenue and costs.  We expect to receive additional payments related to research and development on this program. These additional payments remain un-negotiated as of June 27, 2013.

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

Advance payments and deferred revenue/credits are summarized by platform as follows:

	June 27,	December 31,
	2013	2012
B737	$19.9	$20.5
B787	617.1	629.8
A350 XWB	246.0	250.2
Airbus — All other platforms	5.7	6.7
Gulfstream	25.3	28.2
Other	23.4	18.1
Total advance payments and deferred revenue/credits	$937.4	$953.5

11. Government Grants

We received grants in the form of government funding for a portion of the site construction and other specific capital asset cost at our Kinston, North Carolina and Subang, Malaysia sites.  Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income is being amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. The value recorded within property, plant and equipment prior to amortization, including foreign exchange rate changes, related to the use of grant funds in North Carolina and Malaysia was $151.3 and $148.7 as of June 27, 2013 and December 31, 2012, respectively.

Deferred grant income liability, net consists of the following:

Balance, December 31, 2012	$123.5
Grant income recognized	(3.3)
Exchange rate	(2.2)
Total deferred grant income liability, June 27, 2013	$118.0

The asset related to the deferred grant income consists of the following:

Balance, December 31, 2012	$124.9
Amortization	(2.6)
Exchange rate	(2.1)
Total asset value related to deferred grant income, June 27, 2013	$120.2

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

	Fair Value Measurements
	June 27, 2013			At June 27, 2013 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$203.3	$203.3	$—	$203.3	$—	$—

Interest Rate Swaps	$(2.6)	$—	$(2.6)	$—	$(2.6)	$—

	Fair Value Measurements
	December 31, 2012			At December 31, 2012 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$312.2	$312.2	$—	$312.2	$—	$—

Interest Rate Swaps	$(4.0)	$—	$(4.0)	$—	$(4.0)	$—

The fair value of the interest rate swaps and foreign currency hedge contracts are determined by using mark-to-market reports generated for each derivative and evaluated for counterparty risk. In the case of the interest rate swaps, the Company evaluated its counterparty risk using credit default swaps, historical default rates and credit spreads.

The Company’s long-term debt includes a senior secured term loan, senior unsecured notes, and the Malaysian term loan.  The estimated fair value of our debt obligations is based on the quoted market prices for such obligations or the historical default rate for

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

debt with similar credit ratings.  The following table presents the carrying amount and estimated fair value of long-term debt in accordance with FASB authoritative guidance on fair value measurements related to disclosures of financial instruments:

	June 27, 2013			December 31, 2012
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$542.2	$547.9	(1)	$543.4	$550.0	(1)
Senior unsecured notes due 2017	296.0	310.1	(1)	295.6	321.8	(1)
Senior unsecured notes due 2020	300.0	312.8	(1)	300.0	321.8	(1)
Malaysian loan	11.7	10.0	(2)	13.4	11.8	(2)
Total	$1,149.9	$1,180.8		$1,152.4	$1,205.4

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

The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of June 27, 2013 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item; the derivative expires or is sold, terminated or exercised; the derivative is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur; or management determines that the designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Company carries the derivative instrument on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings to the extent the forecasted transaction is not expected to occur, or when the underlying transaction settles.

To the extent that derivative instruments do not qualify for hedge accounting treatment, the changes in fair market value of the instruments are reported in the results of operations for the current period.  As a result of the senior secured Credit Agreement entered into on April 18, 2012, the interest rate swaps no longer qualify for hedge accounting while LIBOR is below the LIBOR floor of 75 basis points.  Amounts in other comprehensive income for interest rate swaps as of April 18, 2012 have been included in earnings.

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

All assets of the Company are pledged as collateral for both the term loan and the revolving credit facility under the Company’s senior secured credit facility (see Note 15, Debt).

Interest Rate Swaps

We enter into floating-to-fixed interest rate swap agreements periodically. As of June 27, 2013, the interest rate swap agreements had notional amounts totaling $225.0.

				Effective	Fair Value,
Notional Amount	Expires	Variable Rate	Fixed Rate (1)	Fixed Rate(2)	June 27, 2013
$225.0	July 2014	1 Month LIBOR	1.37%	N/A	$(2.6)

(1) The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2) As of June 27, 2013 the interest rate swaps are no longer effective and therefore the effective fixed rate is not applicable.

The purpose of entering into these swaps was to reduce the Company’s exposure to variable interest rates. The interest rate swaps settle on a monthly basis when interest payments are made. These settlements occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of $(2.6) at June 27, 2013 and $(4.0) at December 31, 2012.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The following table summarizes the Company’s fair value of outstanding derivatives at June 27, 2013 and December 31, 2012:

	Other Liability Derivatives
	June 27, 2013	December 31, 2012
Derivatives designated as hedging instruments
Interest rate swaps
Current	$2.6	$2.8
Non-current	—	1.2
Total derivatives designated as hedging instruments	2.6	4.0
Total derivatives	$2.6	$4.0

The impact on other comprehensive income (“OCI”) and earnings from cash flow hedges for the three and for the six months ended June 27, 2013 and June 28, 2012 was as follows:

Derivatives in Cash Flow	Amount of Loss Recognized in OCI, net of tax, on Derivative (Effective Portion)		Location of (Gain) or Loss Reclassified from Accumulated OCI	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Hedging	For the Three Months Ended		into Income	For the Three Months Ended
Relationships	June 27, 2013	June 28, 2012	(Effective Portion)	June 27, 2013	June 28, 2012
Interest rate swaps	$—	$(0.2)	Interest expense	$—	$2.4
Foreign currency hedge contracts	—	(0.1)	Sales/ Revenue	—	—
Total	$—	$(0.3)		$—	$2.4

Derivatives in Cash Flow	Amount of Loss Recognized in OCI, net of tax, on Derivative (Effective Portion)		Location of (Gain) or Loss Reclassified from Accumulated OCI	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Hedging	For the Six Months Ended		into Income	For the Six Months Ended
Relationships	June 27, 2013	June 28, 2012	(Effective Portion)	June 27, 2013	June 28, 2012
Interest rate swaps	$—	$(0.9)	Interest expense	$—	$3.1
Foreign currency hedge contracts	—	—	Sales/ Revenue	—	0.1
Total	$—	$(0.9)		$—	$3.2

The impact on earnings from interest rate swaps that are no longer effective was a loss of ($1.0) and a loss of ($0.3) for the six months ended June 27, 2013 and June 28, 2012, respectively.

The impact on earnings from foreign currency hedge contracts that do not qualify as cash flow hedges was income of zero and $0.2 for the six months ended June 27, 2013 and June 28, 2012, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

14.  Investments

The amortized cost and approximate fair value of held-to-maturity securities are as follows:

	June 27, 2013		December 31, 2012
	Current	Noncurrent	Current	Noncurrent
Government and Corporate Debt Securities
Amortized cost	$0.4	$3.3	$0.6	$2.8
Unrealized gains	—	0.1	—	0.1
Unrealized losses	—	—	—	—
Fair value	$0.4	$3.4	$0.6	$2.9

Maturities of held-to-maturity securities at June 27, 2013 are as follows:

	Amortized Cost	Approximate Fair Value
Within One Year	$0.4	$0.4
One to Five Years	1.6	1.7
Five to Ten Years	0.2	0.2
After Ten Years	1.5	1.5
Total	$3.7	$3.8

At June 27, 2013 and December 31, 2012, the fair value of certain investments in debt and marketable securities are less than their historical cost. Total fair value of these investments was $1.5 and $0.8, respectively, for the periods then ended, which is approximately 39% and 22%, respectively, of the Company’s held-to-maturity investment portfolio.  These declines primarily resulted from decreases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.

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

15.  Debt

Total debt shown on the balance sheet is comprised of the following:

	June 27,	December 31,
	2013	2012
Senior secured term loan (short and long-term)	$542.2	$543.4
Senior notes (due 2017 and 2020)	596.0	595.6
Malaysian term loan	11.7	13.4
Present value of capital lease obligations	15.5	16.4
Other	7.3	7.4
Total	$1,172.7	$1,176.2

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Senior Secured Credit Facilities

On April 18, 2012, Spirit entered into a $1.2 billion senior secured Credit Agreement (the “Credit Agreement”) consisting of a $650.0 revolving credit facility and a $550.0 term loan B facility.  The Credit Agreement refinanced and replaced the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended.  Proceeds of the new term loan were used to pay off outstanding amounts under the prior credit agreement.  The revolving credit facility matures April 18, 2017 and bears interest, at Spirit’s option, at either LIBOR, or a defined “base rate” plus an applicable margin based on Spirit’s debt-to-EBITDA ratio (see table below).  The term loan matures April 18, 2019 and bears interest, at Spirit’s option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit’s secured debt-to-EBITDA ratio is below 1:1 at any time after 2012.  Substantially all of Spirit’s assets, including inventory and property, plant and equipment, were pledged as collateral for both the term loan and the revolving credit facility.  As of June 27, 2013, the outstanding balance of the term loan was $544.5 and the carrying amount of the term loan was $542.2.  The amount outstanding under the revolving credit facility was zero as of June 27, 2013.

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

To address the forward loss charges that the Company recognized in the third quarter of 2012, the Company amended the Credit Agreement effective October 26, 2012. The amendment resulted in a temporary revision of the quarterly financial covenant ratios and increased the time the Company has to apply the proceeds from the insurance settlement in connection with the severe weather event against expenses resulting from the event from 12 months to 24 months before the proceeds may be considered eligible for prepayment against the senior secured credit facility.

Additionally, to address the forward loss charges that the Company recognized in the second quarter of 2013, the Company amended the Credit Agreement effective August 2, 2013. No event of default has occurred under the Credit Agreement and the Company is in full compliance for its second quarter 2013 compliance certification. The amendment suspended the existing financial covenant ratios until December 31, 2014. The amendment requires Spirit to meet certain minimum liquidity and borrowing base requirements while the existing financial covenant ratios are suspended. Among other things, the amendment provides for the following key changes during the suspension period:

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

•                  The applicable margin for the revolving credit facility component of the senior secured Credit Agreement shall be the applicable percentage per annum set forth in Pricing Tier 1 (see table above), plus one-half of one percent (0.5%).

•                  The applicable margin for the term loan B credit facility component of the senior secured Credit Agreement shall be 3.00% per annum for Eurodollar Rate Loans and 2.00% per annum for Base Rate Loans.

•                  The Total Secured Outstandings (as defined in the Credit Agreement) shall not exceed the Aggregate Borrowing Base Amount (as defined in the Credit Agreement) Spirit is required to maintain and liquidity is not to be less than $500.0.

In addition, pursuant to the amendment the mandatory application of proceeds from the sale of the Oklahoma sites to repay the borrowings under the senior secured credit agreement is reduced from 100% to 50%.

Senior Notes

On November 18, 2010, we issued $300.0 aggregate of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.  The carrying value of the 2020 Notes was $300.0 as of June 27, 2013.

On September 30, 2009, we issued $300.0 of 7.50% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable, in cash in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $296.0 as of June 27, 2013.

As of June 27, 2013, we were in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes.

Malaysian Facility Agreement

On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia (“RM”) 69.2 (approximately USD $20.0 equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM 3.3 (approximately USD $1.0) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum.  The Malaysia Facility loan balance as of June 27, 2013 was $11.7.

French Factory Capital Lease Agreement

On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace-related component assembly plant in Saint-Nazaire, France.  Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of June 27, 2013, the Saint-Nazaire capital lease balance was $10.3.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
Components of Net Periodic Pension	For the Three Months Ended		For the Six Months Ended
Income	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
Service cost	$1.9	$1.7	$3.8	$3.3
Interest cost	11.3	11.3	23.0	22.6
Expected return on plan assets	(21.0)	(18.7)	(42.3)	(37.4)
Amortization of net (gain)/loss	2.8	1.0	5.9	2.8
Net periodic pension income	$(5.0)	$(4.7)	$(9.6)	$(8.7)

	Other Benefits
	For the Three Months Ended		For the Six Months Ended
Components of Other Benefit Expense	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012
Service cost	$0.6	$0.9	$1.3	$1.7
Interest cost	0.5	0.8	1.1	1.7
Amortization of net (gain)/loss	—	0.5	—	0.6
Net periodic other benefit expense	$1.1	$2.2	$2.4	$4.0

Employer Contributions

We expect to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $1.4 for the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2013.  Our projected contributions to the U.K. pension plan for 2013 are $9.0, of which $4.8 was contributed by the end of the second quarter of 2013.  We anticipate contributing the additional $4.2 to the U.K. pension plan during the remainder of 2013.  The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.

17.  Stock Compensation

Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.

For the three months ended June 27, 2013, Holdings recognized a net total of $8.3 of stock compensation expense, which is net of stock forfeitures, including $6.5 pursuant to the retiring executive agreement for Jeffrey L. Turner, as compared to $4.7 of stock compensation expense, net of forfeitures, for the three months ended June 28, 2012.  The entire $8.3 of stock compensation expense recorded for the three months ended June 27, 2013 was recorded as selling, general and administrative expense in accordance with FASB authoritative guidance, and the amount includes $0.0 accelerated vesting expense for participants meeting the conditions for “Qualifying Retirement” under the Short-Term Incentive Plan or “STIP.” Of the total $4.7 of stock compensation expense recorded for the three months ended June 28, 2012, $2.5 was recorded as selling, general and administrative expense, and the remaining $2.2 was charged directly to cost of sales in accordance with FASB authoritative guidance.

For the six months ended June 27, 2013, the Company recognized a total of $12.0 of stock compensation expense, net of forfeitures, as compared to $8.6 of stock compensation expense, net of forfeitures, recognized for the six months ended June 28, 2012. Of the total $12.0 of stock compensation expense recorded for the six months ended June 27, 2013, in accordance with FASB

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

authoritative guidance, the full amount was recorded as selling, general and administrative expense, which includes $0.4 of accelerated vesting expense for participants meeting the conditions for Qualifying Retirement under the STIP as set out in the Proxy Statement for our 2013 annual meeting of stockholders. Of the $8.6 of stock compensation expense recorded for the six months ended June 28, 2012, $2.2 was charged directly to cost of sales and $6.4 was recorded as selling, general and administrative expense, which includes $0.9 of accelerated vesting expense for participants meeting the conditions for Qualifying Retirement under the STIP.

In February 2013, 86,063 shares of Class A common stock with an aggregate grant date fair value of $1.4 were granted under the STIP and such shares will vest on the one-year anniversary of the grant date. Additionally, 95,759 shares of Class A common stock with an aggregate grant date fair value of $2.3 granted under the Company’s Short-Term Incentive Plan vested during the quarter ended March 28, 2013.

In April 2013, as part of the Company’s 2012 Long-Term Incentive Plan, 33,784 shares of Class A common stock with an aggregate grant date fair value of $0.7 were granted by the Board of Directors.

In May 2013, 1,647,770 shares of Class A common stock with an aggregate grant date fair value of $34.2 were granted under the Company’s Long-Term Incentive Plan, and such shares will vest annually in three equal installments beginning on the two-year anniversary of the grant date. Under the Company’s Director Stock Plan, 34,747 shares of Class A common stock with an aggregate grant date fair value of $0.7 were granted during the second quarter of 2013, and such shares will vest on the one-year anniversary of the grant date.  Additionally, 517,476 shares of Class A common stock with an aggregate grant date fair value of $10.3 awarded under the Company’s Long-Term Incentive Plan and 29,271 shares of Class A common stock with an aggregate grant date fair value of $0.6 awarded under the Company’s Director Stock Plan vested during the quarter ended June 27, 2013.

18. Income Taxes

The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax assets at June 27, 2013 and December 31, 2012 were $279.9 and $238.6, respectively. This increase is primarily due to forward losses that were recognized but are not currently deductible for tax.

We file income tax returns in all jurisdictions in which we operate. We establish reserves to provide for additional income taxes that may be due upon audit. These reserves are established based on management’s assessment as to the potential exposure attributable to permanent tax adjustments and associated interest.  All tax reserves are analyzed quarterly and adjustments made as events occur that warrant modification.

In general, the Company records income tax expense each quarter based on its best estimate as to the full year’s effective tax rate. Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises. Events or items that give rise to discrete recognition may include finalizing amounts in income tax returns filed, finalizing audit examinations for open tax years, expiration of statutes of limitations and changes in tax law.

We continue to operate under a tax holiday in Malaysia effective through September 2024.  Management continues to maintain a reserve for the potential uncertainty in meeting the tax holiday’s conditional employment and investment thresholds.  If those thresholds are met by the required date, we expect a $10.0 reduction in our tax reserves.

The 6.8% effective tax rate for the six months ended June 27, 2013 differs from the 31.0% effective tax rate for the same period in 2012 primarily due to reduced earnings and the tax treatment for long-term contracts, the inclusion of the 2012 and 2013 U.S. Research Tax Credits and an adjustment to the valuation allowance on certain state credits.

On January 2, 2013, the President signed legislation retroactively extending the U.S. Research Tax Credit for two years, from January 1, 2012 through December 31, 2013.  Our income tax expense for 2013 reflects the entire benefit of the Research Tax Credit attributable to 2012, which is estimated at $5.4, and the benefit of the 2013 Research Tax Credit.

We are participating in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program for our 2012 and 2013 tax years.  Additionally, we have been selected for the Compliance Maintenance phase of the CAP program for the 2013 tax year.  The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  HM Revenue & Customs is currently examining our 2009 and 2010 U.K. income tax returns.  While a change could

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

result from the ongoing examinations, with the exception of the Malaysia issue mentioned above, the Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.

19.  Equity

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	June 27, 2013			June 28, 2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
(Loss) income available to common shareholders	$(207.3)	141.3	$(1.47)	$34.3	139.9	$0.25
(Loss) income allocated to participating securities	(2.1)	1.4		0.6	2.3
Net (loss) income	$(209.4)			$34.9

Diluted potential common shares		—			0.5
Diluted EPS
Net (loss) income	$(209.4)	141.3	$(1.47)	$34.9	142.7	$0.24

	For the Six Months Ended
	June 27, 2013			June 28, 2012
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
(Loss) income available to common shareholders	$(126.9)	141.1	$(0.90)	$106.7	139.7	$0.76
(Loss) income allocated to participating securities	(1.3)	1.5		1.8	2.3
Net (loss) income	$(128.2)			$108.5

Diluted potential common shares		—			0.6
Diluted EPS
Net (loss) income	$(128.2)	141.1	$(0.90)	$108.5	142.6	$0.76

The balance of outstanding common shares presented in the condensed consolidated balance sheets was 144.7 million and 143.7 million at June 27, 2013 and June 28, 2012, respectively. Included in the outstanding common shares were 3.3 million and 2.7 million of issued but unvested shares at June 27, 2013 and June 28, 2012, respectively, which are excluded from the basic EPS calculation. For the six months ended June 27, 2013, 0.7 million shares are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. These securities could be dilutive in future periods.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	For the Six Months Ended June 27, 2013	For the Twelve Months Ended December 31, 2012

Pension	$(132.4)	$(132.0)
SERP/ Retiree medical	(2.2)	(2.6)
Foreign currency impact on long term intercompany loan	(6.7)	(3.5)
Currency translation adjustment	(16.6)	(7.1)
Total accumulated other comprehensive loss	$(157.9)	$(145.2)

Noncontrolling Interest

The balance of noncontrolling interest presented in the consolidated balance sheet was $1.8 and $0.5 at June 27, 2013 and June 28, 2012, respectively.

20.  Related Party Transactions

On May 3, 2012, Hawker Beechcraft, Inc. (“Hawker”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy on February 19, 2013 as Beechcraft Corporation. The Company’s remaining balance of its $3.5 receivable from Hawker was written off during the first quarter of 2013.  The Company’s Prestwick facility provided wing components for the Hawker 800 Series manufactured by Hawker.   No sales to Hawker were recorded for the three months ended June 27, 2013 or June 28, 2012.  For the six months ended June 27, 2013 and June 28, 2012 sales to Hawker were zero and $1.2, respectively.

The Company paid less than $0.1 and $0.2 to a subsidiary of Onex for services rendered for the three month periods ended June 27, 2013 and June 28, 2012, respectively and $0.1 and $0.2 for the six month periods ended June 27, 2013 and June 28, 2012, respectively. Management believes the amounts charged were reasonable in relation to the services provided.

A director (and former executive) of the Company is a member of the Board of Directors of Rockwell Collins, Inc., a supplier of manufacturing parts to the Company.  Under the commercial terms of the arrangement with the supplier, Spirit paid less than $0.1 for the three month periods ended June 27, 2013 and June 28, 2012 and $0.1 and less than $0.1 for the six month periods ended June 27, 2013 and June 28, 2012, respectively.  The amounts owed to Rockwell Collins and recorded as accrued liabilities were less than $0.1 as of June 27, 2013 and June 28, 2012.

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

21.  Commitments, Contingencies and Guarantees

Litigation

From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had no accruals at June 27, 2013 or December 31, 2012 for loss contingencies.

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

On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants include Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with Boeing and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income Security Act and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification. The sub-class members who have asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there are many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, are (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs initially sought a declaration that they are entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. On June 20, 2013, the district court entered an order dismissing all claims against Spirit with prejudice.  Plaintiffs’ claims against Boeing entities remain pending in the litigation. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the asset purchase agreement from the Boeing Acquisition between Boeing and Spirit. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

On June 3, 2013, a putative class action lawsuit was commenced against Holdings, Jeffrey L. Turner, and Philip D. Anderson in the U.S. District Court for the District of Kansas.  The named plaintiff, who alleges that he is a purchaser of Holdings securities, alleges that defendants violated the federal securities laws by making material misrepresentations and omissions in the Company’s public disclosures about the circumstances underlying the Company’s accrual of $590 million in forward loss charges in the third quarter of 2012.  The lawsuit seeks certification of a class of all persons other than defendants who purchased Holdings securities between May 5, 2011 and October 24, 2012, and seeks an unspecified amount of damages on behalf of the putative class.  The Company intends to vigorously defend against these allegations, and management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

Guarantees

Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of both June 27, 2013 and December 31, 2012, outstanding letters of credit were $19.9. Outstanding guarantees were $25.0 and $25.6 at June 27, 2013 and December 31, 2012, respectively.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The following is a roll forward of the service warranty and extraordinary rework balance at June 27, 2013:

Balance, December 31, 2012	$30.9
Charges to costs and expenses	18.5
Exchange rate	(0.2)
Balance, June 27, 2013	$49.2

22.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2013	2012	2013	2012
KDFA bond	$0.8	$1.2	$1.7	$2.4
Rental and miscellaneous (expense)	—	(3.2)	0.1	(3.3)
Foreign currency gains (loss)	0.5	(2.2)	(10.4)	0.2
Total	$1.3	$(4.2)	$(8.6)	$(0.7)

Foreign currency gains (loss) are due to the impact of movement in foreign currency exchange rates on trade and intercompany receivables/payables and other long-term contractual rights/obligations denominated in a currency other than the entity’s functional currency.

23.  Business Combinations

In accordance with the applicable accounting guidance for the consolidation of variable interest entities, we analyze our variable interests, including equity investments, to determine if an entity in which we have a variable interest is a variable interest entity. Our analysis includes both quantitative and qualitative reviews. We base our quantitative analysis on the revenues for each customer or type of customer of the entity, and our qualitative analysis on our review of the design of the entity, its organizational structure, including decision-making ability, and relevant financial agreements. We also use our quantitative and qualitative analyses to determine if we must consolidate a variable interest entity as its primary beneficiary. Our variable interest entities are described in more detail in footnote 1, “Organization and Basis of Interim Presentation.”

Based on the evaluation of our Spirit-Progresstech joint venture in the first quarter, the Company has made the determination that the Company has the power to direct the activities of Spirit-Progresstech.  This determination was made based on the amount of revenue Spirit-Progresstech derives from Spirit in relation to the entire revenue generating activities of SPLLC.  Due to a continuing growth of revenues from Spirit and revised expectations of gaining business outside of the Spirit relationship, it was determined that Spirit is now the primary beneficiary of SPLLC.

The financial risk of involvement with SPLLC, is limited to our $2.8 equity interest in the joint venture as of June 27, 2013.  Beneficial interest holders of SPLLC have no recourse to general credit or assets of Spirit.

In the course of consolidation, all activities between SPLLC and Spirit have been eliminated.  The resulting impact to Spirit’s financial position and cash flow is immaterial to the financial statements as a whole.

24.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers.  Approximately 95% of the Company’s net revenues for the six months ended June 27, 2013 came from our two

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses, unallocated impact of severe weather event, unallocated research and development and unallocated cost of sales. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.  Unallocated impact of severe weather event includes property repairs, clean up and recovery costs related to the April 14, 2012 tornado at the Company’s Wichita facility. Unallocated research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment.  Unallocated cost of sales includes general costs not directly attributable to segment operations, such as early retirement and other incentives.  All of these unallocated items are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The following table shows segment revenues and operating income for the six months ended June 27, 2013 and June 28, 2012:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2013	2012	2013	2012
Segment Revenues
Fuselage Systems	$732.1	$627.4	$1,450.0	$1,250.0
Propulsion Systems	418.6	351.2	793.9	695.2
Wing Systems	368.6	358.6	711.9	655.2
All Other	1.4	3.8	7.1	6.4
	$1,520.7	$1,341.0	$2,962.9	$2,606.8
Segment Operating Income (Loss)
Fuselage Systems (1)	$150.0	$95.4	$271.4	$183.5
Propulsion Systems (2)	81.6	56.7	146.9	115.0
Wing Systems (3)	(404.4)	28.3	(386.2)	49.1
All Other	1.7	0.8	3.3	1.0
	(171.1)	181.2	35.4	348.6
Unallocated corporate SG&A	(50.2)	(33.3)	(89.8)	(74.0)
Unallocated impact of severe weather event	(6.2)	(54.5)	(15.0)	(54.5)
Unallocated research and development	(2.0)	(1.3)	(3.8)	(2.4)
Unallocated cost of sales(4)	(9.0)	(9.6)	(20.8)	(12.9)
Total operating income (loss)	$(238.5)	$82.5	$(94.0)	$204.8

(1)         Inclusive of $5.0 forward loss charge recorded for B747-8 for the second quarter of 2013 and $27.8 and $32.5 favorable cumulative catch-up adjustments related to the three and six months ended June 27, 2013, respectively.

(2)         Inclusive of $4.0 forward loss charge and $8.4 reduction of forward loss charge due to change in estimate recorded for the B767 and Rolls-Royce BR725 programs, respectively, for the second quarter of 2013 and $11.5 and $18.7 favorable cumulative catch-up adjustments related to the three and six months ended June 27, 2013, respectively.

(3)         Inclusive of $22.0 and $37.3 forward loss charge recorded for the B787 for the three and six months ended June 27, 2013, respectively; $191.5 forward loss charge for the second quarter of 2013 for the G280 program; and $234.2 forward loss charge recorded in the second quarter of 2013 for the G650 program. Current year also includes $1.3 and $0.5 favorable cumulative catch-up adjustments related to the three and six months ended June 27, 2013, respectively. For 2012, net of $6.5 forward loss charge recorded in the second quarter for the A350 XWB program.

(4)         Inclusive of charges of $9.2 and $19.2 related to warranty reserve adjustments and $(0.2) and $1.6 in early retirement incentives to eligible employees for the three and six month periods ended June 27, 2013, respectively. Includes charges for the three months ended June 28, 2012 of $3.6 related to asset impairments, $2.2 related to stock incentives for certain UAW represented employees and $1.1 in early retirement incentives to eligible employees.  Also includes $2.1 in early retirement incentives to eligible employees recorded for the six months ended June 28, 2012. For the three and six months ended June 28, 2012 $2.6 and $4.9, respectively, was reclassified from segment operating income to unallocated cost of sales to conform to current year presentation.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 27, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$1,378.5	$42.6	$181.3	$(81.7)	$1,520.7
Operating costs and expenses
Cost of sales	—	1,577.5	35.8	158.6	(81.7)	1,690.2
Selling, general and administrative	0.1	48.2	0.6	5.2	—	54.1
Impact from severe weather event	—	6.3	—	—	—	6.3
Research and development	—	8.2	0.1	0.3	—	8.6
Total operating costs and expenses	0.1	1,640.2	36.5	164.1	(81.7)	1,759.2
Operating (loss) income	(0.1)	(261.7)	6.1	17.2	—	(238.5)
Interest expense and financing fee amortization	—	(17.0)	—	(3.0)	2.7	(17.3)
Interest income	—	2.7	—	—	(2.7)	—
Other income (expense), net	—	0.9	(0.1)	0.5	—	1.3
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(0.1)	(275.1)	6.0	14.7	—	(254.5)
Income tax benefit (provision)	(0.1)	49.5	(2.2)	(2.2)	—	45
(Loss) income before equity in net (loss) income of affiliates and subsidiaries	(0.2)	(225.6)	3.8	12.5	—	(209.5)
Equity in net (loss) income of affiliates	0.1	—	—	0.1	(0.1)	0.1
Equity in net (loss) income of subsidiaries	(209.3)	16.4	—	—	192.9	—
Net (loss) income	(209.4)	(209.2)	3.8	12.6	192.8	(209.4)
Other comprehensive (loss) income	0.8	0.2	—	0.8	(1.0)	0.8
Comprehensive (loss) income	$(208.6)	$(209.0)	$3.8	$13.4	$191.8	$(208.6)

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 28, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$1,224.4	$6.1	$136.6	$(26.1)	$1,341.0
Operating costs and expenses
Cost of sales	—	1,052.7	5.1	125.1	(26.1)	1,156.8
Selling, general and administrative	1.0	33.4	0.5	5.4	—	40.3
Impact from severe weather event	—	54.5	—	—	—	54.5
Research and development	—	6.8	—	0.1	—	6.9
Total operating costs and expenses	1.0	1,147.4	5.6	130.6	(26.1)	1,258.5
Operating (loss) income	(1.0)	77.0	0.5	6.0	—	82.5
Interest expense and financing fee amortization	—	(27.8)	—	(2.5)	2.2	(28.1)
Interest income	—	2.3	—	—	(2.2)	0.1
Other income (expense), net	—	0.9	—	(5.1)	—	(4.2)
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(1.0)	52.4	0.5	(1.6)	—	50.3
Income tax benefit (provision)	0.4	(15.8)	(0.2)	0.3	—	(15.3)
(Loss) income before equity in net (loss) income of affiliates and subsidiaries	(0.6)	36.6	0.3	(1.3)	—	35.0
Equity in net (loss) income of affiliates	(0.1)	(0.2)	—	0.1	0.1	(0.1)
Equity in net (loss) income of subsidiaries	35.6	(1.0)	—	—	(34.6)	—
Net (loss) income	34.9	35.4	0.3	(1.2)	(34.5)	34.9
Other comprehensive (loss) income	(3.6)	1.5	—	(5.1)	3.6	(3.6)
Comprehensive (loss) income	$31.3	$36.9	$0.3	$(6.3)	$30.9	$31.3

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 27, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$2,690.6	$91.1	$347.0	$(165.8)	$2,962.9
Operating costs and expenses
Cost of sales	—	2,703.3	81.0	308.8	(165.8)	2,927.3
Selling, general and administrative	1.1	85.7	1.5	10.1	—	98.4
Impact from severe weather event	—	15.1	—	—	—	15.1
Research and development	—	15.2	0.1	0.8	—	16.1
Total operating costs and expenses	1.1	2,819.3	82.6	319.7	(165.8)	3,056.9
Operating (loss) income	(1.1)	(128.7)	8.5	27.3	—	(94.0)
Interest expense and financing fee amortization	—	(34.4)	—	(5.6)	5.1	(34.9)
Interest income	—	5.2	—	—	(5.1)	0.1
Other income (expense), net	—	1.7	—	(10.3)	—	(8.6)
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(1.1)	(156.2)	8.5	11.4	—	(137.4)
Income tax benefit (provision)	(0.1)	14.4	(3.2)	(1.8)	—	9.3
(Loss) income before equity in net (loss) income of affiliates and subsidiaries	(1.2)	(141.8)	5.3	9.6	—	(128.1)
Equity in net (loss) income of affiliates	(0.1)	—	—	(0.1)	0.1	(0.1)
Equity in net (loss) income of subsidiaries	(126.9)	15.0	—	—	111.9	—
Net (loss) income	(128.2)	(126.8)	5.3	9.5	112.0	(128.2)
Other comprehensive (loss) income	(12.7)	0.4	—	(13.1)	12.7	(12.7)
Comprehensive (loss) income	$(140.9)	$(126.4)	$5.3	$(3.6)	$124.7	$(140.9)

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 28, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$2,373.4	$61.5	$273.2	$(101.3)	$2,606.8
Operating costs and expenses
Cost of sales	—	2,049.0	54.4	245.8	(101.3)	2,247.9
Selling, general and administrative	2.1	72.2	1.0	10.0	—	85.3
Impact from severe weather event	—	54.5	—	—	—	54.5
Research and development	—	13.8	—	0.5	—	14.3
Total operating costs and expenses	2.1	2,189.5	55.4	256.3	(101.3)	2,402.0
Operating income (loss)	(2.1)	183.9	6.1	16.9	—	204.8
Interest expense and financing fee amortization	—	(45.8)	—	(4.7)	4.1	(46.4)
Interest income	—	4.2	—	—	(4.1)	0.1
Other income (expense), net	—	2.1	—	(2.8)	—	(0.7)
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(2.1)	144.4	6.1	9.4	—	157.8
Income tax benefit (provision)	0.8	(46.0)	(2.3)	(1.4)	—	(48.9)
Income (loss) before equity in net (loss) income of affiliates and subsidiaries	(1.3)	98.4	3.8	8.0	—	108.9
Equity in net (loss) income of affiliates	(0.4)	(0.6)	—	0.2	0.4	(0.4)
Equity in net (loss) income of subsidiaries	110.2	11.8	—	—	(122.0)	—
Net (loss) income	108.5	109.6	3.8	8.2	(121.6)	108.5
Other comprehensive (loss) income	1.4	1.4	—	—	(1.4)	1.4
Comprehensive (loss) income	$109.9	$111.0	$3.8	$8.2	$(123.0)	$109.9

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet

June 27, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$251.6	$—	$65.4	$—	$317.0
Accounts receivable, net	—	668.7	21.3	171.2	(260.6)	600.6
Inventory, net	—	1,759.4	178.9	248.7	—	2,187.0
Deferred tax asset-current	—	60.6	—	—	—	60.6
Other current assets	—	42.3	—	1.4	—	43.7
Total current assets	—	2,782.6	200.2	486.7	(260.6)	3,208.9
Property, plant and equipment, net	—	1,274.5	285.0	179.6	—	1,739.1
Property, plant and equipment related to Variable Interest Entity, net	—	—	—	0.3	—	0.3
Pension assets	—	82.2	—	9.1	—	91.3
Investment in subsidiary	1,021.0	281.4	—	—	(1,302.4)	—
Equity in net assets of subsidiaries	847.7	74.4	—	1.4	(922.1)	1.4
Deferred tax asset- non-current, net	—	227.9	—	—	—	227.9
Other assets	—	397.4	80.0	23.8	(415.5)	85.7
Total assets	$1,868.7	$5,120.4	$565.2	$700.9	$(2,900.6)	$5,354.6
Current liabilities
Accounts payable	$—	$612.9	$174.0	$168.6	$(260.6)	$694.9
Accounts payable related to Variable Interest Entity	—	—	—	0.2	—	0.2
Accrued expenses	—	176.3	1.0	23.0	—	200.3
Accrued expenses to Variable Interest Entity	—	—	—	0.6	—	0.6
Profit sharing	—	34.6	—	1.7	—	36.3
Current portion of long-term debt	—	10.7	—	3.8	—	14.5
Advance payments, short-term	—	107.3	—	—	—	107.3
Deferred revenue, short-term	—	16.4	—	1.7	—	18.1
Deferred grant income liability - current	—	—	6.7	1.1	—	7.8
Other current liabilities	—	96.9	—	3.1	—	100.0
Total current liabilities	—	1,055.1	181.7	203.8	(260.6)	1,180.0
Long-term debt	—	1,137.4	80.0	276.4	(335.6)	1,158.2
Advance payments, long-term	—	777.6	—	—	—	777.6
Pension/OPEB obligation	—	77.6	—	—	—	77.6
Deferred grant income liability - non-current	—	—	79.6	30.6	—	110.2
Deferred revenue and other deferred credits	—	25.8	—	8.6	—	34.4
Other liabilities	—	207.1	—	20.8	(80.0)	147.9
Total equity	1,868.7	1,839.8	223.9	160.7	(2,224.4)	1,868.7
Total liabilities and shareholders’ equity	$1,868.7	$5,120.4	$565.2	$700.9	$(2,900.6)	$5,354.6

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 27, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$(128.2)	$(2.1)	$6.3	$10.1	$128.2	$14.3
Investing activities
Purchase of property, plant and equipment	—	(107.6)	(6.3)	(5.4)	—	(119.3)
Purchase of property, plant and equipment - severe weather event	—	(15.7)	—	—	—	(15.7)
Proceeds from sale of assets	—	0.1	—	—	—	0.1
Equity in net assets of subsidiaries	128.2	—	—	—	(128.2)	—
Other	—	3.4	—	(0.9)	—	2.5
Net cash provided by (used in) investing activities	128.2	(119.8)	(6.3)	(6.3)	(128.2)	(132.4)
Financing activities
Principal payments of debt	—	(2.0)	—	(2.0)	—	(4.0)
Collection on (repayment of) intercompany debt	—	6.0	—	(6.0)	—	—
Excess tax benefits from share-based payment arrangements	—	0.4	—	—	—	0.4
Net cash provided by (used in) financing activities	—	4.4	—	(8.0)	—	(3.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.0)	—	(2.0)
Net (decrease) in cash and cash equivalents for the period	—	(117.5)	—	(6.2)	—	(123.7)
Cash and cash equivalents, beginning of period	—	369.1	—	71.6	—	440.7
Cash and cash equivalents, end of period	$—	$251.6	$—	$65.4	$—	$317.0

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 28, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Operating activities
Net cash provided by (used in) operating activities	$108.5	$169.8	$1.7	$(38.7)	$(108.5)	$132.8
Investing activities
Purchase of property, plant and equipment	—	(86.7)	(1.7)	(15.4)	—	(103.8)
Insurance proceeds for investing purposes - severe weather event	—	—	—	—	—	—
Proceeds from the sale of assets	—	0.1	—	1.2	—	1.3
Consolidation of Variable Interest Entity	—	—	—	—	—	—
Equity in net assets of subsidiaries	(108.5)	—	—	—	108.5	—
Other	—	(0.7)	—	(0.2)	—	(0.9)
Net cash provided by (used in) investing activities	(108.5)	(87.3)	(1.7)	(14.4)	108.5	(103.4)
Financing activities
Proceeds from revolving credit facility	—	170.0	—	—	—	170.0
Payments on revolving credit facility	—	(170.0)	—	—	—	(170.0)
Proceeds from issuance of debt	—	547.3	—	—	—	547.3
Principal payments of debt	—	(562.5)	—	(1.8)	—	(564.3)
Collection on (repayment of) intercompany debt	—	(23.5)	—	23.5	—	—
Debt issuance and financing costs	—	(11.3)	—	—	—	(11.3)
Excess tax benefits from share-based payment arrangements	—	1.1	—	—	—	1.1
Net cash provided by (used in) financing activities	—	(48.9)	—	21.7	—	(27.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.1	—	0.1
Net (decrease) in cash and cash equivalents for the period	—	33.6	—	(31.3)	—	2.3
Cash and cash equivalents, beginning of period	—	106.7	—	71.1	—	177.8
Cash and cash equivalents, end of period	$—	$140.3	$—	$39.8	$—	$180.1

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

26.  Subsequent Events

To address the forward loss charges that the Company recognized in the second quarter of 2013, the Company amended its senior secured Credit Agreement effective August 2, 2013. No event of default has occurred under the Credit Agreement and the Company is in full compliance for its second quarter 2013 compliance certification. The amendment suspended the existing financial covenant ratios until December 31, 2014.  See Note 15 for more information on the agreement.

On August 6, 2013, the Company announced the initiation of a process to divest the Oklahoma sites.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (our “2012 Form 10-K”), filed with the SEC on March 1, 2013 and our Quarterly Report on form 10-Q for the period ended March 29, 2013 (our “Q1 2013 Form 10-Q”), filed with the SEC on May 3, 2013. See also “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Recent Events

On August 6, we announced a preliminary range of charges anticipated of between $350 million and $400 million which was based in part on a 400 unit block on the G650. Ultimately, at the conclusion of the review of the block quantity assumptions, it was determined to use 350 units spread over an additional two years to 2019. This outcome increased the total net charges recorded in the period to $448.3 million.

On August 6, 2013, Spirit announced the initiation of a process to divest the Oklahoma sites.

On August 6, 2013, Standard and Poor’s affirmed its credit rating for Spirit at BB, while revising its outlook to negative.

On August 2, 3013, to address the forward loss charges that the Company recognized in the second quarter of 2013, the Company amended its senior secured Credit Agreement. No event of default has occurred under the Credit Agreement and the Company is in full compliance for its second quarter 2013 compliance certification. The amendment suspended the existing financial covenant ratios until December 31, 2014.

On July 25, 2013, Spirit announced that approximately 360 salaried and management employees at the Wichita and Oklahoma facilities received layoff notices.  The action was a strategic move to make the Company more competitive in a cost-sensitive environment, and resulted from an ongoing workforce assessment designed to reduce overhead costs, increase efficiency and drive improved performance.

On July 18, 2013, in response to a fire in an unoccupied Boeing 787-8 aircraft on July 12, 2013 at London’s Heathrow Airport, the UK Air Accidents Investigation Branch (“AAIB”) issued a Special Bulletin with two safety recommendations for the B787 fleet.  The first recommendation is for the Federal Aviation Administration (“FAA”) to initiate action for making inert the Honeywell fixed Emergency Locator Transmitter system in B787 aircraft until appropriate airworthiness actions can be completed.   The second recommendation is for the FAA, in association with other regulatory agencies, to conduct a safety review of installations of Lithium-powered Emergency Locator Transmitter systems in other aircraft types in order to initiate airworthiness actions as appropriate. Boeing, as a party to the AAIB investigation, issued a statement supporting both recommendations as reasonable precautionary measures to take as the investigation of the event proceeds. This event is not expected to have a material effect on Spirit’s operations or financial statements.

On June 28, 2013, Spirit announced it had named two experienced industry executives to its senior leadership team: Heidi Wood as Senior Vice President, Strategy, and Duane Hawkins as Senior Vice President, Operations.

On June 18, 2013, Spirit entered into a Retirement and Consulting Agreement and General Release with Michael G. King. Mr. King retired from the Company and Spirit, effective June 30, 2013.

On June 14, 2013, Airbus achieved first flight of the A350 XWB at the Toulouse-Blagnac Airport in France.

On May 2, 2013, Spirit entered into a Retirement and Consulting Agreement and General Release with Jeffrey L. Turner.  Mr. Turner retired from the Company and Spirit, effective June 30, 2013. Mr. Turner remains on the Board of Directors of Spirit AeroSystems Holdings, Inc.

Overview

We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the three months ended June 27, 2013, we generated net revenues of $1,520.7 million and net loss of $209.4 million and for the six months ended June 27, 2013, we generated net revenues of $2,962.9 million and net loss of $128.2 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas.  The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program.  The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas.  The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 28%, 24% and less than 1%, respectively, of our net revenues for the three months ended June 27, 2013. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 27%, 24% and less than 1%, respectively, of our net revenues for the six months ended June 27, 2013.

Management’s Focus

The Company’s focus is on ensuring that our strategy, operational and cost performance are world class. Overall, we are committed to the concept of change and we have undertaken specific actions recently that highlight that commitment. On May 2, 2013 we announced that we are conducting comprehensive strategic and financial reviews of our development programs at our Tulsa, Wichita, Kinston, and St. Nazaire sites.  While this review is ongoing, decisions made to date as a result of these reviews include some of the actions we have announced this quarter, the most significant of which is our commencement of a process to sell our Oklahoma facilities, which we announced on August 6, 2013.  Certain of our new programs are produced at these facilities including the Gulfstream G280 and G650 wing and B787 wing programs. This decision aligns with our strategy to focus on commercial aerospace and defense segments of the marketplace.  We are also committed to reducing internal cost and improving operational efficiency as shown by the reduction in force announced on July 25, 2013. Additionally, we continue to review our organizational structure  to better support our customers and programs. We also added executive talent to our organization in the second quarter of 2013 in an effort to strengthen performance in certain areas of our business.  We anticipate taking additional actions in the near-term as we continue to focus on positioning the Company for future success.

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

On May 2, 2013, Spirit announced a comprehensive strategic and financial review of the Company’s development programs in Tulsa, Wichita, Kinston, and St. Nazaire and a suspension of financial guidance. The review is ongoing and may result in additional strategic decisions related to, among other items, contracts and operating activities that could result in future financial charges.

During the second quarter of 2013 a combination of events occurred that resulted in changes in estimates for several development programs resulting in forward losses being recorded on some of these programs.  Due to these changes, for the three months ended June 27, 2013, we recorded forward loss charges of $191.5 million on the Gulfstream G280, $234.2 million on the Gulfstream G650, $22.0 million on the Boeing 787, $5.0 million on the Boeing B747 fuselage and $4.0 million on the Boeing B767 propulsion programs. The change in estimates also resulted in a reduction of forward loss charges on the Rolls-Royce BR725 of $(8.4) million. These amounts are recorded within the Company’s results of operations as part of cost of goods sold as well as on the condensed consolidated balance sheet as forward loss provisions within Inventory.

A350 XWB

We continue to support the development of the A350 XWB program through a wing contract and a fuselage contract, both of which are segmented into a non-recurring design engineering phase and recurring production phase. In the first quarter of 2013, we reduced the A350 XWB fuselage recurring and A350 XWB wing recurring program margins to break-even to reflect an appropriate level of conservatism based on the risk profile of these programs. Although we have projected the wing and fuselage recurring production contracts to be break-even, there is still a substantial amount of risk similar to what we have experienced on other development programs. Particularly, our ability to successfully manage risks related to supply chain contracting, manage supplier performance, execute cost reduction strategies, hire and retain skilled production and management personnel, execute quality and manufacturing processes and manage program schedule delays, among other risks, will determine the ultimate performance of these programs.

Our A350 XWB Section 15 assembly has experienced various production delays and performance-related issues mostly driven by engineering change to the aircraft design.  On April 16, 2013, our government production approval at our St. Nazaire facility, which had been suspended in late 2012, was restored.  The suspension did not impact our ability to perform under our A350 XWB contract.  Airbus is assisting us as we work through these issues and has provided additional resources to work alongside our personnel. While we have not incurred any specific charges for this assistance to date, there could be additional cost associated with this at some point in the future and those amounts could be significant depending on the work scope, duration of assistance and the allocation of responsibility.

B787 Program

As we move into higher production, our performance at the current contracted price depends on our being able to achieve production cost reductions as we gain production experience.  During the second quarter of 2013, we continued to experience production inefficiencies as we transitioned to production on the B787-9 derivative.  Accordingly, we recorded forward losses of $22.0 million and $37.3 million on the B787 wing program for the three months and six months ended June 27, 2013, respectively.

We do not yet have established pricing for the B787-9, B787-10 or any future derivatives, though the B787 Supply Agreement provides for methodologies to negotiate pricing.  Our ability to successfully negotiate fair and equitable prices for these models as well as overall B787 delivery volumes and our ability to achieve forecasted cost improvements on all 787 models are key factors in achieving the projected financial performance for this program.

G280 and G650 Programs

The Gulfstream G650 and G280 programs face near term risks that include being able to execute our contractual work statement and achieving supply chain cost reductions, as well as successful performance to manufacturing plans. Business jet market fluctuations also present risk to these programs.  The G650 program has significant near term risk as we work with our customer to resolve certain commercial issues related to Gulfstream’s contention that delivered units failed to meet schedule and weight requirements. As we continued to experience production inefficiencies and reevaluated forecasted supply chain cost reduction, during the three month and six month periods ended June 27, 2013, we recorded forward loss charges of $191.5 million and $234.2 million on the G280 and G650 wing programs, respectively.

Supply Chain Cost Reductions — G280 and G650

At the time we took the forward loss charges on the Gulfstream G280 and G650 programs in the third quarter of 2012, we had included in the respective estimates at completion significant cost reductions primarily related to sourcing costs between 2015 and 2018. These amounts were based on the experience of the supply chain team and operational management.  During the second quarter of 2013, it became apparent that a substantial portion of the total cost savings included in the contract estimates for each program would not be realized. This determination was based on a number of changing conditions and new developments including an assessment of our actual experience with our customers regarding their receptiveness to proposed changes, completion of our detailed part analyses during the second quarter of 2013 as part of our effort to project future sourcing costs and our inability to achieve estimated supplier price reductions via negotiations with suppliers.

Labor Estimates— Tulsa Facility

The labor cost forecasts within the contract estimates for the G280, G650 and B787 are based on certain assumptions, including the level of disruption expected in the future.  In our contract estimates through the first quarter of 2013, we assumed that certain disruptions to the manufacturing line caused by i) supplier quality issues and late deliveries, ii) customer inspections occurring in our facilities and iii) our own manufacturing quality issues would be resolved by the middle of 2013.  During the second quarter of 2013, key performance dates were missed, and we extended the expected period of time during which these issues would be resolved in our assumptions for our contract estimates. As a result, we experienced higher actual costs as well as significant increases to forecasted costs, resulting in additional forward losses recognized on all of these programs in the second quarter of 2013.

Contractual Items — G650

As we worked with Gulfstream to meet their production demand, we negotiated a temporary transfer of a portion of our work scope to Gulfstream for completion.  In the second quarter of 2013, due to the effect of continued production challenges on our forecasted ability to achieve scheduled deliveries, we changed our assumptions to extend the duration of the work transfer and updated our estimates regarding this temporarily transferred work scope which is accounted for as a reduction in forecasted revenue.  We are also currently working with Gulfstream to resolve certain contractual disputes primarily related to engineering changes made by Gulfstream and the impact of those changes to weight and delivery schedules. We continually assess these contractual items and adjust our estimates as appropriate each quarter.  Changes in these particular estimates resulted in additional forward loss recognized on the G650 in the second quarter of 2013.

General Statement Regarding New Programs

The remainder of 2013 will be a critical time for all of our new programs as we either manufacture the initial units or progress through low-rate production, which will establish baseline performance for the recurring cost structure. Recognition of forward losses in future periods continues to be a significant risk and will depend upon several factors including our market forecast, possible airplane program delays, our ability to successfully perform under revised design and manufacturing plans, achievement of forecasted cost reductions as we enter into production and our ability to successfully resolve claims and assertions with our customers and suppliers. Additionally, we face risks related to the announcement on August 6, 2013 of our initiation of a process to divest our Oklahoma facilities. We have a concentration of new programs, including G650, G280 and B787 wings, at these facilities and a divestiture of these facilities may have a material financial impact in the period in which that divestiture becomes probable.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three	Three		Six	Six
	Months	Months	Percentage	Months	Months	Percentage
	Ended	Ended	Change	Ended	Ended	Change
	June 27, 2013	June 28, 2012	to Prior Year	June 27, 2013	June 28, 2012	to Prior Year
	($ in millions)
Net revenues	$1,520.7	$1,341.0	13%	$2,962.9	2,606.8	14%
Operating costs and expenses
Cost of sales	1,690.2	1,156.8	46%	2,927.3	2,247.9	30%
Selling, general and administrative expenses	54.1	40.3	34%	98.4	85.3	15%
Impact from severe weather event	6.3	54.5	(88)%	15.1	54.5	(72)%
Research and development	8.6	6.9	25%	16.1	14.3	13%
Operating (loss) income	(238.5)	82.5	(389)%	(94.0)	204.8	(146)%
Interest expense and financing fee amortization	(17.3)	(28.1)	38%	(34.9)	(46.4)	25%
Interest income	—	0.1	(100)%	0.1	0.1	0%
Other income (expense), net	1.3	(4.2)	131%	(8.6)	(0.7)	(1129)%
(Loss) income before income taxes and equity in net loss of affiliate	(254.5)	50.3	(606)%	(137.4)	157.8	(187)%
Income tax benefit (provision)	45.0	(15.3)	394%	9.3	(48.9)	119%
Income before equity in net (loss) of affiliate	(209.5)	35.0	(699)%	(128.1)	108.9	(218)%
Equity in net income (loss) of affiliate	0.1	(0.1)	200%	(0.1)	(0.4)	75%
Net (loss) income	$(209.4)	$34.9	(700)%	$(128.2)	$108.5	(218)%

Comparative ship set deliveries by model are as follows:

Model	Three Months Ended June 27, 2013	Three Months Ended June 28, 2012	Six Months Ended June 27, 2013	Six Months Ended June 28, 2012
B737	115	105	221	210
B747	4	6	10	11
B767	5	6	11	13
B777	25	21	49	42
B787	14	11	31	19
Total Boeing	163	149	322	295
A320 Family	117	109	238	221
A330/340	30	24	57	49
A350	1	—	3	1
A380	10	6	17	13
Total Airbus	158	139	315	284
Business/Regional Jets	19	19	39	31
Total	340	307	676	610

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

Net revenues by prime customer are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
Prime Customer	June 27, 2013	June 28, 2012	June 27, 2013	June 28, 2012

Boeing	$1,306.5	$1,123.2	$2,533.2	$2,179.9
Airbus	142.7	104.8	282.4	226.2
Gulfstream	19.8	53.8	50.6	77.1
Sikorsky	5.4	5.9	7.9	15.8
Other	46.3	53.3	88.8	107.8

Total net revenues	$1,520.7	$1,341.0	$2,962.9	$2,606.8

Three Months Ended June 27, 2013 as Compared to Three Months Ended June 28, 2012

Net Revenues.  Net revenues for the three months ended June 27, 2013 were $1,520.7 million, an increase of $179.7 million, or 13%, compared with net revenues of $1,341.0 million for the same period in the prior year. The increase in net revenues in 2013 as compared to 2012 was primarily due to approximately $100.9 million of higher production volume driven by customer delivery schedules, an increase of approximately $71.1 million in non-recurring revenue and an increase of approximately $10.1 million in aftermarket volume. Non-recurring revenues, which includes design and development efforts, increased during the second quarter of 2013 primarily due to increased efforts on the B737, B767, B787 and A350. Deliveries to Boeing increased by 9% to 163 ship sets during the second quarter of 2013, compared to 149 ship sets delivered in the same period of the prior year, as ship set deliveries increased across all Boeing programs, driven by customer delivery schedules. Deliveries to Airbus increased by 14% to 158 ship sets during the second quarter of 2013, compared to 139 ship sets delivered in the same period of the prior year, driven by higher customer delivery schedules. In total, ship set deliveries increased 11% to 340 ship sets during the second quarter of 2013, compared to 307 ship sets for the same period in the prior year.  Approximately 95% of Spirit’s net revenues for the second quarter of 2013 came from our two largest customers, Boeing and Airbus.

Cost of Sales.  Cost of sales as a percentage of net revenues was 111% for the three months ended June 27, 2013 and 86% for the three months ended June 28, 2012.  The second quarter of 2013 reflects net positive cumulative catch-up adjustments of $40.6 million on the Boeing and Airbus programs, primarily driven by productivity and efficiency as well as a reduction in forward loss charges of $(8.4) million on the BR725 resulting from a change in estimates, offset by forward loss charges of $191.5 million on the G280 wing program, $234.2 million on the G650 wing program, $22.0 million on the B787 wing program, $5.0 million on the B747 fuselage program, and $4.0 million on the B767 propulsion program.  In comparison, in the same period of 2012, we recorded a forward loss charge of $6.5 million recorded on our A350 XWB non-recurring wing contract, a net $6.3 million favorable cumulative catch-up adjustment, a $3.6 million asset impairment charge, a charge of $2.2 million in UAW share grant awards in accordance with our labor agreement, and a charge of $1.1 million in early retirement incentives for eligible employees.

SG&A, Research and Development.  Combined SG&A and Research and Development costs as a percentage of net revenues was 4% for the three months ended June 27, 2013, which was consistent with the same period in the prior year. Overall, SG&A expense increased $13.8 million for the three months ended June 27, 2013 compared to the same period in 2012, primarily due to $10.2 million of expenses related to executive retirements and severance including stock compensation. Research and development expenses for the three months ended June 27, 2013 were up $1.7 million compared to the same period in the prior year.

Impact of Severe Weather Event. For the three months ended June 27, 2013, the Company recorded severe weather event costs of $6.3 million, which represents continuing incremental freight, warehousing and other costs related to the April 14, 2012 severe weather event at our Wichita, Kansas facility. These costs are recorded as incurred.  The Company’s estimate of these future expenditures is likely to change as the Company evaluates different repair and build-back options.

Operating Income (Loss).  Operating loss for the three months ended June 27, 2013 was $238.5 million, which was $321 million lower than operating income of $82.5 million for the same period in the prior year. The decrease in operating income for the second quarter of 2013 was the result of the $448.3 million net forward loss charges discussed above,  as compared to the $6.5 million of forward losses recorded in the same period of 2012, partially offset by favorable cumulative catch-up adjustments along with higher production and aftermarket volumes.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended June 27, 2013 includes $15.7 million of interest and fees paid or accrued in connection with long-term debt and $1.6 million in amortization of deferred financing costs, as compared to $17.7 million of interest and fees paid or accrued in connection with long-term debt and $10.4 million in amortization of deferred financing costs for the same period in the prior year.

Interest Income.  Interest income of less than $0.1 million was recorded for the three months ended June 27, 2013, as compared to $0.1 million for the same period in 2012.

Other Income (Expense), net. Other income (expense), net for the three months ended June 27, 2013 amounted to net income of $1.3 million, compared to an expense of $4.2 million for the same period in the prior year, driven by foreign exchange rate fluctuations as the British Pound strengthened against the U.S. Dollar.

Provision for Income Taxes. Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition could include finalizing amounts in income tax returns filed, finalizing audit examinations for open tax years, statute of limitations expiration or changes in tax law.

The income tax provision for the three months ended June 27, 2013 includes $(47.2) million for federal taxes, $(0.1) million for state taxes and $2.3 million for foreign taxes.  The income tax provision for the three months ended June 28, 2012 includes $15.8 million for federal taxes, $(0.3) million for state taxes and $(0.2) million for foreign taxes. The effective tax rate for the three months ended June 27, 2013 was 17.7% as compared to 30.4% for the same period in 2012. The difference in the effective tax rate recorded for 2013 as compared to 2012 is primarily related to reduced earnings and the tax treatment for long-term contracts, in addition to the effect of recognizing the 2013 U.S. Research Tax Credit. The decrease from the U.S. statutory tax rate is attributable primarily to the U.S. Research Tax Credit, qualified domestic production activities deduction and state income tax credits.

On January 2, 2013, the President signed legislation retroactively extending the U.S. Research Tax Credit for two years, from January 1, 2012 through December 31, 2013.  Our income tax expense for 2013 reflects the entire benefit of the Research Tax Credit attributable to 2012, which is estimated at $5.4 million, and the benefit of the 2013 Research Tax Credit.

Segments.  The following table shows segment revenues and operating income for the three months ended June 27, 2013 and June 28, 2012:

	Three Months Ended
	June 27,	June 28,
	2013	2012

Segment Revenues
Fuselage Systems	$732.1	$627.4
Propulsion Systems	418.6	351.2
Wing Systems	368.6	358.6
All Other	1.4	3.8
	$1,520.7	$1,341.0
Segment Operating Income (Loss)
Fuselage Systems (1)	$150.0	$95.4
Propulsion Systems (2)	81.6	56.7
Wing Systems (3)	(404.4)	28.3
All Other	1.7	0.8
	(171.1)	181.2
Unallocated corporate SG&A	(50.2)	(33.3)
Unallocated impact of severe weather event	(6.2)	(54.5)
Unallocated research and development	(2.0)	(1.3)
Unallocated cost of sales(4)	(9.0)	(9.6)
Total Operating Income (Loss)	$(238.5)	$82.5

(1)         Net of a $5.0 million forward loss charge recorded for B747-8 in the second quarter of 2013. Also includes a $27.8 million favorable cumulative catch-up adjustment for the three months ended June 27, 2013.

(2)         Net of a reduction in forward loss charges of $(8.4) million due to a change in estimates on the BR725 and a $4.0 million forward loss charge recorded for B767 in the second quarter of 2013.  Also includes an $11.5 million favorable cumulative catch-up adjustment for the three months ended June 27, 2013.

(3)         Net of $22.0 million, $191.5 million and $234.2 million forward loss charges recorded for B787, G280 and G650, respectively, in the second quarter of 2013. Includes a $1.3 million favorable cumulative catch-up adjustment for the three months ended June 27, 2013. Net of a $6.5 million forward loss charge recorded for A350 XWB in the second quarter of 2012.

(4)         Includes charges in the second quarter of 2013 of $9.2 million related to warranty reserve adjustments and $(0.2) million in early retirement incentives to eligible employees. Includes charges in the second quarter of 2012 of $3.6 million related to asset impairments, $2.2 million related to stock incentives for certain UAW represented employees and $1.1 million in early retirement incentives to eligible employees.  For the three months ended June 28, 2012, includes $2.6 million reclassified from segment operating income to unallocated cost of sales to conform to current year presentation.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 28%, 24% and less than 1%, respectively, of our net revenues for the three months ended June 27, 2013.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended June 27, 2013 were $732.1 million, an increase of $104.7 million, or 17%, compared to the same period in the prior year. The increase was primarily due to recurring net revenue increases on the B737, B777 and B787, offset by a decrease on the B747. Non-recurring net revenue, which includes design and development efforts, increased in 2013 on the B737, B787 and A350 XWB. Fuselage Systems posted segment operating margins of 20% for the three months ended June 27, 2013, up from 15% for the same period in the prior year. The increased segment operating margin is primarily based on higher production volumes due to rate increases on several Boeing programs with favorable margins along with improved productivity and efficiency performance on our mature programs. In the second quarter of 2013, the segment recorded a favorable cumulative catch-up adjustment of $27.8 million, partially offset by a forward loss charge of $5.0 million on the B747 program. In comparison, during the second quarter of 2012, the segment recognized a $0.9 million favorable cumulative catch-up adjustment.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended June 27, 2013 were $418.6 million, an increase of $67.4 million, or 19%, compared to the same period in the prior year. The increase in net revenues was primarily driven by higher production volume on several Boeing models and increased non-recurring efforts on the B737 and B767. Propulsion Systems posted segment operating margins of 20% for the three months ended June 27, 2013, up from 16% for the same period in the prior year. In the second quarter of 2013, the segment recorded a reduction in forward loss charges of $(8.4) million due to a change in estimates on the BR725 and a favorable cumulative catch-up adjustment of $11.5 million, partially offset by a forward loss charge of $4.0 million on the B767 program. In comparison, during the second quarter of 2012, the segment recognized a $2.2 million favorable cumulative catch-up adjustment.

Wing Systems.  Wing Systems segment net revenues for the three months ended June 27, 2013 were $368.6 million, an increase of $10.0 million, or 3%, compared to the same period in the prior year. The increase in net revenues was primarily driven by recurring net revenue increases on the B777, B787 and A350 XWB, partially offset by a decrease on the B747. Non-recurring net revenue increased in the second quarter of 2013 on the B787 and A350 XWB. Wing Systems posted segment operating margins of (110%) for the three months ended June 27, 2013, a decrease from segment operating margins of 8% for the same period in the previous year. In the second quarter of 2013, the segment recorded forward loss charges of $191.5 million on the G280 program, $234.2 million on the G650 program and $22.0 million on the B787 program, partially offset by a favorable cumulative catch-up adjustment of $1.3 million.  In comparison, during the second quarter of 2012, the segment recorded a forward loss charge of $6.5 million on its A350 XWB non-recurring wing program due to engineering cost growth, partially offset by a favorable cumulative catch-up adjustment of $3.2 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and revenues from KIESC. In the three months ended June 27, 2013, All Other segment net revenues were $1.4 million, a decrease of $2.4 million as compared to the same period in the prior year. The decrease in net revenues was primarily driven by a decrease in tooling sales. The All Other segment recorded 121% operating margins for the three months ended June 27, 2013, up from segment operating margins of 21% for the same period in the prior year, primarily driven by additional sundry sales with increased margins.

Six Months Ended June 27, 2013 as Compared to Six Months Ended June 28, 2012

Net Revenues. Net revenues for the six months ended June 27, 2013 were $2,962.9 million, an increase of $356.1 million, or 14%, compared with net revenues of $2,606.8 million for the same period in the prior year. The increase in net revenues was primarily driven by $282.8 million in production volume increases in the first half of 2013 on several Boeing and business jet programs, an increase of approximately $77.9 million in non-recurring revenue on several Boeing programs and the A350 XWB, offset by a decrease of $5.4 million in aftermarket volume primarily driven by propulsion sales. Ship set deliveries to Boeing increased by 9% year-over-year to support production rate increases across several Boeing models. Ship set deliveries to Airbus increased by 11% year-over-year to support customer delivery schedules. In total, ship set deliveries increased by 11% to 676 ship sets during the six months ended June 27, 2013, compared to 610 ship sets delivered in the same period of the prior year. Approximately 95% of Spirit’s net revenues for the six months ended June 27, 2013 came from our two largest customers, Boeing and Airbus.

Cost of Sales. Cost of sales as a percentage of net revenues was 99% for the six months ended June 27, 2013 and 86% for the same period in the prior year. Included in cost of sales for the six months ended June 27, 2013 are forward loss charges of $191.5 million on the G280 wing program, $234.2 million on the G650 wing program, $37.3 million on the B787 wing program, $5.0 million on the B747 fuselage program, $4.0 million on the B767 propulsion program and a reduction in forward loss charges of $(8.4) million due to a change in estimates on the BR725. In comparison, in the same period of 2012, we recorded forward loss charges of $10.7 million, $2.7 million and $6.5 million on our G280, B747-8 and A350 XWB non-recurring contracts, respectively, and charges of $3.6 million related to asset impairment, $2.2 million in UAW share grant awards in accordance with our labor agreement, and $2.1 million in early retirement incentives to eligible employees. In the first half of 2013, we updated our contract estimates and recorded a favorable $51.7 million cumulative catch-up adjustment related to the six months ended June 27, 2013 driven by productivity improvements on our mature programs.

SG&A, Research and Development.  Combined SG&A and Research and Development costs as a percentage of net revenues were 4% for each of the six month periods ended June 27, 2013 and June 28, 2012. SG&A and Research and Development expenses were higher in the six months ended June 28, 2013 than in the same period in 2012 by a net $14.9 million, primarily due to $11.2 million of expenses related to executive retirements and severance including stock compensation.

Impact of Severe Weather Event. During the first half of 2013, the Company recorded a $15.1 million charge against operating income related to the severe weather event for property damage, clean-up and recovery costs, as compared to $54.5 million recorded in the same period in 2012 for expenses incurred to make up for the interruption of production and to reduce further disruptions at the Company’s Wichita facility.

Operating Income (Loss).  Operating loss for the six months ended June 27, 2013 was $94.0 million, which was $298.8 million lower than operating income of $204.8 million for the same period in the prior year. The decrease in operating income during the first half of 2013 was driven by $463.6 million of net forward loss charges recorded in the first half of 2013 compared to $19.9 million in the same period of 2012, as discussed above.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the six months ended June 27, 2013 includes $31.8 million of interest and fees paid or accrued in connection with our long-term debt and $3.1 million in amortization of deferred financing costs, compared to $34.4 million of interest and fees paid or accrued in connection with our long-term debt and $12.0 million in amortization of deferred financing costs for the same period in the prior year.

Interest Income.  Interest income was $0.1 million for both of for the six month periods ended June 27, 2013 and June 28, 2012.

Other Income (Expense), net. Other income (expense), net for the six months ended June 27, 2013 was an expense of $8.6 million, compared to an expense of $0.7 million for the same period in the prior year driven by foreign exchange rate fluctuations as the U.S. Dollar strengthened against the British Pound.

Provision for Income Taxes.  The income tax provision for the six months ended June 27, 2013 includes $(14.7) million for federal taxes, $3.6 million for state taxes and $1.8 million for foreign taxes. The income tax provision for the six months ended June 28, 2012 includes $46.9 million for federal taxes, $0.6 million for state taxes and $1.4 million for foreign taxes.  The effective tax rate for the six months ended June 27, 2013 was 6.8% as compared to 31.0% for the same period in 2012. The decrease in the effective tax rate recorded for the six months ended June 27, 2013 is primarily related to reduced earnings and the tax treatment for long-term contracts, the effect of recognizing the 2012 and 2013 U.S. Research Tax Credit and adjusting the valuation allowance on certain state income tax credits. The decrease from the U.S. statutory tax rate is primarily due to the U.S. Research Tax Credit, qualified domestic production activities deduction and state income tax credits.

	Six Months Ended
	June 27,	June 28,
	2013	2012
Segment Revenues
Fuselage Systems	$1,450.0	$1,250.0
Propulsion Systems	793.9	695.2
Wing Systems	711.9	655.2
All Other	7.1	6.4
	$2,962.9	$2,606.8
Segment Operating Income (Loss)
Fuselage Systems (1)	$271.4	$183.5
Propulsion Systems (2)	146.9	115.0
Wing Systems (3)	(386.2)	49.1
All Other	3.3	1.0
	35.4	348.6
Unallocated corporate SG&A	(89.8)	(74.0)
Unallocated impact of severe weather event	(15.0)	(54.5)
Unallocated research and development	(3.8)	(2.4)
Unallocated cost of sales(4)	(20.8)	(12.9)
Total Operating Income (Loss)	$(94.0)	$204.8

(1)         For 2013, net of a $5.0 million forward loss charge recorded for B747-8. Also includes a $32.5 million favorable cumulative catch-up adjustment related to the period.

(2)         For 2013, net of a reduction in forward loss charges of $(8.4) million due to a change in estimates on the BR725 and a $4.0 million forward loss charge recorded for B767. Also includes an $18.7 million favorable cumulative catch-up adjustment related to the period.

(3)         For 2013, net of $37.3 million, $191.5 million and $234.2 million forward loss charges recorded for B787, G280 and G650, respectively. Includes a $0.5 million favorable cumulative catch-up adjustment related to the period. For 2012, net of $10.7 million, $2.7 million and $6.5 million forward loss charges recorded for G280, B747-8 and A350 XWB, respectively.

(4)         For 2013, includes charges for $19.2 million related to warranty reserve and $1.6 million in early retirement incentives to eligible employees. For 2012, includes charges of $3.6 million for asset impairment, $2.2 million related to stock incentives for certain UAW-represented employees, $2.1 million in early retirement incentives to eligible employees and $4.9 million reclassified from segment operating income to unallocated cost of sales to conform to current year presentation.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 27%, 24% and less than 1%, respectively, of our net revenues for the six months ended June 27, 2013.

Fuselage Systems.  Fuselage Systems segment net revenues for the six months ended June 27, 2013 were $1,450.0 million, an increase of $200.0 million, or 16%, compared to the same period in the prior year. The increase was primarily due to recurring net revenue increases on the B737, B777 and B787, partially offset by a decrease on the B767. Non-recurring net revenue, which includes design and development efforts, increased in 2013 on the B737, B767, B787 and A350 XWB. Fuselage Systems posted segment operating margins of 19% for the six months ended June 27, 2013, up from 15% for the same period in the prior year. Improved segment operating margins were primarily driven by higher production volume due to rate increases on several Boeing programs with favorable margins and improved productivity and efficiency on our mature programs. In the first half of 2013, the segment recognized a favorable cumulative catch-up adjustment related to the period of $32.5 million, partially offset by a forward loss charge of $5.0 million on the B747 program. In comparison, during the first half of 2012, the segment recognized a $5.8 million unfavorable cumulative catch-up adjustment related to the period.

Propulsion Systems.  Propulsion Systems segment net revenues for the six months ended June 27, 2013 were $793.9 million, an increase of $98.7 million, or 14%, compared to the same period in the prior year. The increase in net revenues was primarily driven by higher production volume on several Boeing models and increased non-recurring efforts on the B737 and B767. Propulsion Systems posted segment operating margins of 19% for the six months ended June 27, 2013, up from 16% segment operating margins for the same period in the prior year, which includes a reclassification from segment operating income to unallocated cost of sales to conform to current year presentation. In the first half of 2013, the segment recognized a reduction in forward loss charges of $(8.4) million due to a change in estimate on the BR725 and a favorable cumulative catch-up adjustment related to the period of $18.7 million, partially offset by a forward loss charge of $4.0 million on the B767 program. In comparison, during the first half of 2012, the segment recognized a $5.8 million favorable cumulative catch-up adjustment related to the period.

Wing Systems.  Wing Systems segment net revenues for the six months ended June 27, 2013 were $711.9 million, an increase of $56.7 million, or 9%, compared to the same period in the prior year. The increase in net revenues was primarily driven by higher production volume on Boeing and Airbus models and increased non-recurring efforts on the B787 and A350 XWB. Wing Systems posted segment operating margins of (54%) for the six months ended June 27, 2013, a decrease from segment operating margins of 7% for the same period in the previous year.  In the first half of 2013, the segment recorded forward loss charges of $191.5 million on the G280 program, $234.2 million on the G650 program and $37.3 million on the B787 program, slightly offset by a favorable cumulative catch-up adjustment of $0.5 million. In comparison, during the first half of 2012, the segment recorded forward loss charges of $10.7 million, $2.7 million and $6.5 million on its G280, B747-8 and A350 XWB non-recurring contracts, respectively, partially offset by a favorable cumulative catch-up adjustment related to the period of $4.6 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and revenues from KIESC. In the six months ended June 27, 2013, All Other segment net revenues were $7.1 million, an increase of $0.7 million, as compared to the same period in the prior year. The increase in net revenues was primarily driven by an increase in tooling sales and miscellaneous contracts. The All Other segment recorded 46% operating margins for the six months ended June 27, 2013, up from segment operating margins of 16% for the same period in the prior year driven by additional sundry sales with increased margins.

Liquidity and Capital Resources

The primary sources of our liquidity include cash on hand, cash flow from operations, which includes receivables from customers, and borrowings available under our revolving credit facility. Additionally, we may receive advance payments from customers. Our liquidity requirements are driven by our long-cycle business model. Our business model is comprised of four to six year non-recurring investment periods, which include design and development efforts, followed by ten to twenty years of recurring production. The non-recurring investment periods require significant outflows of cash as we design the product, build tooling, purchase equipment and build initial production inventories. These activities are typically funded partially through customer advances and milestone payments, which are offset against revenue as production units are delivered in the case of customer advances, or recognized as revenue as milestones are achieved in the case of milestone payments. The remaining funds needed to support non-recurring programs come from predictable cash inflows from our mature programs that are in the recurring phase of the production cycle. Occasionally, we have utilized borrowings and other sources of cash to fund non-recurring investments during periods where cash received from our customers is not adequate to fund our purchase commitments. The non-recurring investment period typically ends concurrently with initial deliveries of completed aircraft by our customers, which indicates that a program has entered into the recurring production phase. When a program reaches steady recurring production, it typically results in long-term generation of cash from operations.  As part of our business model, we have continuously added new non-recurring programs, which are supported by mature programs that are in the steady recurring phase of the production cycle to promote growth.

As of June 27, 2013, we had $317.0 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our revolving credit facility. During the second quarter of 2013, there were no borrowings under our revolving credit facility and there were no outstanding balances under our revolving credit facility as of June 27, 2013. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flows for the six months ended June 27, 2013 and June 28, 2012:

	For the Six Months Ended
	June 27, 2013	June 28, 2012
	($ in millions)
Net income	$(128.2)	$108.5
Adjustments to reconcile net income	55.9	103.4
Changes in working capital	86.6	(79.1)
Net cash provided by operating activities	14.3	132.8
Net cash (used in) investing activities	(132.4)	(103.4)
Net cash (used in) financing activities	(3.6)	(27.2)
Effect of exchange rate change on cash and cash equivalents	(2.0)	0.1
Net decrease in cash and cash equivalents for the period	(123.7)	2.3
Cash and cash equivalents, beginning of period	440.7	177.8
Cash and cash equivalents, end of period	$317.0	$180.1

Six Months Ended June 27, 2013 as Compared to Six Months Ended June 28, 2012

Operating Activities. For the six months ended June 27, 2013, we had a net cash inflow of $14.3 million from operating activities, a decrease of $118.5 million, compared to a net cash inflow of $132.8 million for the same period in the prior year. During the first half of 2013, the decrease in net cash inflow in operating activities was primarily driven by $463.6 million in net forward loss charges impacting deferred inventory and the timing of payments on customer advances.  In comparison, for the same period in the prior year, net cash inflow from operating activities was primarily due to the receipt of a $200.0 million advance from Airbus associated with an agreement on the A350 XWB fuselage program, a $105.0 million insurance advance, partially offset by payments for repairs and recovery costs, and by the timing of vendor payments and receivables from customers.

We continue to invest in inventory for new programs and additional production costs for ramp-up activities in support of increasing build rates on several mature Boeing and Airbus programs.  During the first half of 2013, working capital for new programs, including the B787, A350 XWB, BR725 and Gulfstream programs, increased $285.7 million, excluding the effect of $454.6 million of net forward losses, compared to an increase of $231.0 million, excluding $17.2 million of forward losses, for the same period in the prior year. Additionally, working capital for mature Boeing and Airbus programs, including costs associated with announced increasing build rates was approximately $34.5 million, excluding the effect of $9.0 million of forward losses for the first half of 2013, compared to an increase of $5.5 million, excluding $2.7 million of forward losses, for the same period in the prior year. These activities were funded through cash flows from operations, including receivables from customers and customer advances.

Investing Activities. For the six months ended June 27, 2013, we had a net cash outflow of $132.4 million from investing activities, an increase in outflow of $29.0 million compared to a net cash outflow of $103.4 million for the same period in the prior year. In the first half of 2013, capital expenditures consisted primarily of construction in process and machinery and equipment to support the increasing production rates on several mature programs along with $15.7 million of severe weather related expenses. In comparison, in the first half of 2012, capital expenditures consisted of purchases of tooling and machinery and equipment to prepare for the manufacturing of our developmental programs and to support increasing production rates on several Boeing programs.

Financing Activities. For the six months ended June 27, 2013, we had a net cash outflow of $3.6 million from financing activities, a decrease in outflow of $23.6 million, compared to a net cash outflow of $27.2 million for the same period in the prior year.

Future Cash Needs and Capital Spending

Our primary future cash needs will consist of working capital, repair and recovery expenses related to the April 2012 severe weather event, debt service, research and development and capital expenditures. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model.  In addition, we expend significant capital to meet increased production rates on certain mature programs, including the B737.  We also require capital to develop new technologies for the next generation of aircraft and are evaluating various plans to relieve capacity constraints for the announced customer production rate increases.  Capital expenditures for the six months ended June 27, 2013 totaled approximately $135.0 million, which includes $15.7 million in costs from the severe weather event. Excluding the impact of the severe weather event, capital expenditures totaled approximately $119.3 million for the six months ended June 27, 2013, as compared to $103.8 million for the same period of 2012.  While the Company continues to assess the impact of the severe weather event damage, we anticipate that tornado-related capital spending will be limited to insurance proceeds recovered. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, insurance proceeds and borrowings available under our revolving credit facility.

Pension and Other Post — Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at June 27, 2013 and we anticipate non-cash pension income for 2013 to remain at or near the same level as 2012. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. We continue to make contributions to our U.K. pension plan. Our projected contributions to the U.K. pension plan for 2013 are $9.0 million.

Debt and Other Financing Arrangements

Senior Secured Credit Facilities. On April 18, 2012, Spirit entered into a $1.2 billion senior secured Credit Agreement (the “Credit Agreement”) consisting of a $650.0 million revolving credit facility and a $550.0 million term loan B facility.  The Credit Agreement refinanced and replaced the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended.  Proceeds of the new term loan were used to pay off outstanding amounts under the prior credit agreement.  The revolving credit facility matures April 18, 2017 and bears interest, at Spirit’s option, at either LIBOR, or a defined “base rate” plus an applicable margin based on Spirit’s debt-to-EBITDA ratio (see table below).  The term loan matures April 18, 2019 and bears interest, at Spirit’s option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit’s secured debt-to-EBITDA ratio is below 1:1 at any time after 2012.  Substantially all of Spirit’s assets, including inventory and property, plant and equipment, were pledged as collateral for both the term loan and the revolving credit facility.  As of June 27, 2013, the outstanding balance of the term loan was $544.5 million and the carrying amount of the term loan was $542.2 million.  The amount outstanding under the revolving credit facility was zero as of June 27, 2013.

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

To address the forward loss charges that the Company recognized in the third quarter of 2012, the Company amended the Credit Agreement effective October 26, 2012. The amendment resulted in a temporary revision of the quarterly financial covenant ratios and increased the time the Company has to apply the proceeds from the insurance settlement in connection with the severe weather event against expenses resulting from the event from 12 months to 24 months before the proceeds may be considered eligible for prepayment against the senior secured credit facility.

Additionally, to address the forward loss charges that the Company recognized in the second quarter of 2013, the Company amended the Credit Agreement effective August 2, 2013. No event of default has occurred under the Credit Agreement and the Company is in full compliance for its second quarter 2013 compliance certification. The amendment suspended the existing financial covenant ratios until December 31, 2014. The amendment requires Spirit to meet certain minimum liquidity and borrowing base requirements while the existing financial covenant ratios are suspended. Among other things, the amendment provides for the following key changes during the suspension period:

•                  The applicable margin for the revolving credit facility component of the senior secured Credit Agreement shall be the applicable percentage per annum set forth in Pricing Tier 1 (see table above), plus one-half of one percent (0.5%).

•                  The applicable margin for the term loan B credit facility component of the senior secured Credit Agreement shall be 3.00% per annum for Eurodollar Rate Loans and 2.00% per annum for Base Rate Loans.

•                  The Total Secured Outstandings (as defined in the Credit Agreement) shall not exceed the Aggregate Borrowing Base Amount (as defined in the Credit Agreement) Spirit is required to maintain and liquidity is not to be less than $500.0 million.

In addition, pursuant to the amendment the mandatory application of proceeds from the sale of the Oklahoma sites to repay the borrowings under the senior secured credit agreement is reduced from 100% to 50%.

Senior Notes.  On November 18, 2010, we issued $300.0 million aggregate of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.  The carrying value of the 2020 Notes was $300.0 million as of June 27, 2013.

On September 30, 2009, we issued $300.0 million of 7.50% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable, in cash in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $296.0 million as of June 27, 2013.

As of June 27, 2013, we were in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes.

Advances and Deferred Revenue on the B787 Program.  On May 12, 2011, Spirit and Boeing entered into the B787 Amendment which, among other things, established a new repayment schedule for advances made by Boeing to Spirit to be repaid against the purchase price of the first 1,000 B787 ship sets delivered to Boeing.  In the event Boeing does not take delivery of 1,000 ship sets prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. The B787 Amendment also changed the treatment of advances paid by Boeing for certain non-recurring work into a nonrefundable payment in full for such work.  As of June 27, 2013, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $617.1 million.

Advances on the A350 XWB Fuselage Program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012.  The advance payments will be offset against the recurring price of A350 XWB ship sets invoiced by Spirit, at a rate of $1.25 million per ship set. We received $250.0 million in advance payments in 2012 and the balance that had not been repaid as of June 27, 2013 was $242.5 million.

Malaysian Facility Agreement. On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia (“RM”) 69.2  million (approximately USD $20.0 million equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM 3.3 million (approximately USD $1.0 million equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum.  The Malaysia Facility loan balance as of June 27, 2013 was $11.7 million.

French Factory Capital Lease Agreement. On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace-related component assembly plant in Saint-Nazaire, France.  Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of June 27, 2013, the Saint-Nazaire capital lease balance was $10.3 million.

Nashville Design Center Capital Lease Agreement.  On September 21, 2012, the Company entered into a capital lease agreement for $2.6 million for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components.  Lease payments are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months.

Credit Ratings

The Company’s credit rating remained unchanged at the end of the second quarter of 2013 with a BB rating, stable outlook by Standard and Poor’s and a Ba2 rating, negative outlook by Moody Investor Services.

Our credit ratings are reviewed periodically by the rating agencies listed above.

The credit rating agencies consider many factors when assigning their ratings, such as the global economic environment and its possible impact on our financial performance, as well as certain financial metrics. Accordingly, it is possible the rating agencies could downgrade our credit ratings from their current levels.  This could significantly influence the interest rate of any future debt financings.

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

•              the success and timely execution of key milestones such as deliveries of Boeing’s B787; and certification and first delivery of Airbus’ A350 XWB aircraft program, receipt of necessary regulatory approvals, and customer adherence to their announced schedules;

•              our ability to successfully negotiate new pricing under our main supply agreement with Boeing;

•              our ability to enter into profitable supply arrangements with additional customers;

•              the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing and Airbus, our two major customers, and other customers and the risk of nonpayment by such customers;

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

•              our ability to sell our Oklahoma sites for a price acceptable to us;

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

•              the effectiveness of any interest rate and foreign currency hedging programs;

•              the outcome or impact of ongoing or future litigation, claims and regulatory actions;

•              our exposure to potential product liability and warranty claims; and

•              the accuracy or completeness of our assessment of damage and costs of restoration and recovery from the severe weather event that hit our Wichita, Kansas facility on April 14, 2012.

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements.  These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K, our Q1 2013 Form 10-Q and this Quarterly Report on Form 10-Q for a more complete discussion of these and other factors that may affect our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position.  These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt.  In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Form 10-K which could materially affect our business, financial condition or results of operations.  There have been no material changes in our market risk since the filing of our 2012 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of June 27, 2013 in order to reach a conclusion on whether these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation, management has concluded that our disclosure controls and procedures were not effective as of June 27, 2013, because of the material weakness in our internal control over financial reporting described below. During the quarter ended June 27, 2013, the scope of the material weakness related to the controls over contract accounting estimates, originally identified in our 2012 Annual Report on Form 10-K, was expanded to include a failure with respect to the estimation of the number of production units. In light of the material weakness described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Accordingly, management concluded that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

We did not maintain effective controls over the completeness, accuracy and valuation of inventory and cost of sales. Specifically, controls over contract accounting estimates related to the Gulfstream G280 and G650 programs were not operating effectively in order to ensure that (1) the bills of materials used in the accounting estimates were complete and provided a sound basis for estimating future costs; (2) the evaluation of current actual trends impacting prior estimates of supply chain and labor costs were identified and incorporated into the accounting estimates on a timely basis; and (3) the estimation of the number of production units used in the accounting estimates was accurate. This control deficiency resulted in audit adjustments to the cost of sales and inventory accounts and related financial disclosures within the Company’s consolidated financial statements for the year ended December 31, 2012 and the condensed consolidated financial statements for the quarter ended June 27, 2013.

Changes in Internal Control over Financial Reporting

As discussed above, there have been changes in our internal control over financial reporting that occurred during the quarter ended June 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•      Increase Corporate oversight of changes to EAC assumptions specifically regarding estimates of production units.

Management has begun implementation of the foregoing remediation plans and is monitoring those implementations.  Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment to improve the overall effectiveness of internal control over financial reporting.

Management believes the foregoing efforts will effectively remediate the material weakness.  As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address the control deficiency or determine to modify the remediation plan described above.

If not remediated, this control deficiency could result in future material misstatements to the Company’s financial statements.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2012 Form 10-K is included in Note 21 to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2012 Form 10-K, which could materially affect our business, financial condition or results of operations.  Other than the modifications to the risk factors set forth below or noted in our Q1 2013 Form 10-Q filed on May 3, 2013, there have been no material changes to the Company’s risk factors previously disclosed in our 2012 Form 10-K.

We have announced the initiation of a process to divest our Oklahoma sites, which could disrupt our business, involve increased expenses and present risks not contemplated at the time of the divestiture.

There can be no assurance that any sale of our Oklahoma sites will be completed in a timely manner, on a cost-effective basis, on terms favorable to us, or at all.  A significant divestiture such as this typically entails numerous potential risks, including:

•      diversion of resources and management’s attention from the operation of the business;

•      loss of key employees following such a transaction;

•      insufficient proceeds to offset transaction related expenses;

•      negative effects on our reported results of operations from disposition-related charges, amortization expenses related to intangibles and charges for impairment of long-term assets; and

•      damage to our existing customer, supplier and other business relationships.

Furthermore, the pursuit of any such transaction may require the expenditure of substantial legal and other fees, which may be incurred whether or not a transaction is consummated.  As a result of the aforementioned risks, among others, the pursuit of the divestiture may not lead to increased stockholder value.

We identified a material weakness in our internal control over financial reporting.

Generally accepted auditing standards define a material weakness as a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our annual financial statements as of and for the twelve months ended December 31, 2012 and the condensed consolidated financial statements for the quarter ended June 27, 2013, we concluded that we had a material weakness in our internal control over financial reporting as described below:

•      We did not maintain effective controls over the completeness, accuracy and valuation of inventory and cost of goods sold. Specifically controls over contract accounting estimates related to the Gulfstream G280 and G650 programs were not operating effectively in order to ensure that (1) the bill of materials used in the accounting estimate was complete and provided a sound basis for estimating future costs and (2) the evaluation of current actual trends impacting prior estimates of supply chain and labor costs were identified and incorporated into the accounting estimate on a timely basis; and (3) the estimation of the number of production units used in the accounting estimates was accurate. This control deficiency resulted in audit adjustments to the cost of sales and inventory accounts and related financial disclosures within the Company’s consolidated financial statements for the year ended December 31, 2012 and the condensed consolidated financial statements for the quarter ended June 27, 2013. If not remediated, this deficiency could result in future material misstatements of cost of sales and inventory accounts in the consolidated financial statements for both the G280 and G650 programs due to the overlap in processes and personnel between the two programs.

Our efforts to remediate the aforementioned deficiencies in internal control over financial reporting are described further in Item 4. Controls and Procedures.

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

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit
10.1†	Retirement and Consulting Agreement and General Release, dated as of June 18, 2013, between Spirit AeroSystems Inc., Spirit AeroSystems Holdings, Inc. and Michael G. King
10.2††	Retirement and Consulting Agreement and General Release, dated as of May 2, 2013, between Spirit AeroSystems Inc., Spirit AeroSystems Holdings, Inc. and Jeffrey L. Turner
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS@**	XBRL Instance Document.
101.SCH@**	XBRL Taxonomy Extension Schema Document.
101.CAL@**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF@**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB@**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE@**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Incorporated by reference to the Current Report on Form 8-K (File No. 001-33160), filed with the SEC on June 24, 2013, Exhibit 10.1
††	Incorporated by reference to the Current Report on Form 8-K (File No. 001-33160), filed with the SEC on May 6, 2013, Exhibit 10.1
*	Filed herewith
**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature		Title	Date

/s/	Philip D. Anderson	Senior Vice President and Chief Financial	August 12, 2013
	Philip D. Anderson	Officer (Principal Financial Officer)