Form 10-Q
period 2013-09-26
Spirit AeroSystems Holdings, Inc.
filed 2013-11-01
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2013

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

As of October 25, 2013, the registrant had outstanding 120,713,397 shares of class A common stock, $0.01 par value per share, and 23,953,341 shares of class B common stock, $0.01 par value per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2013	September 27, 2012	September 26, 2013	September 27, 2012
	($ in millions, except per share data)
Net revenues	$1,503.7	$1,365.3	$4,466.6	$3,972.1
Operating costs and expenses
Cost of sales	1,388.4	1,746.7	4,315.7	3,994.6
Selling, general and administrative	52.8	40.6	151.2	125.9
Impact from severe weather event	4.5	(218.8)	19.6	(164.3)
Research and development	7.5	7.3	23.6	21.6
Total operating costs and expenses	1,453.2	1,575.8	4,510.1	3,977.8
Operating income (loss)	50.5	(210.5)	(43.5)	(5.7)
Interest expense and financing fee amortization	(17.1)	(16.2)	(52.0)	(62.6)
Interest income	0.1	—	0.2	0.1
Other income (expense), net	7.4	4.1	(1.2)	3.4
Income (loss) before income taxes and equity in net loss of affiliates	40.9	(222.6)	(96.5)	(64.8)
Income tax benefit	53.0	88.3	62.3	39.4
Income (loss) before equity in net (loss) of affiliates	93.9	(134.3)	(34.2)	(25.4)
Equity in net (loss) of affiliates	(0.2)	(0.1)	(0.3)	(0.5)
Net income (loss)	$93.7	$(134.4)	$(34.5)	$(25.9)
Earnings (loss) per share
Basic	$0.66	$(0.94)	$(0.24)	$(0.18)
Diluted	$0.65	$(0.94)	$(0.24)	$(0.18)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2013	September 27, 2012	September 26, 2013	September 27, 2012
	($ in millions)
Net income	$93.7	$(134.4)	$(34.5)	$(25.9)
Changes in other comprehensive income, net of tax:
Unrealized (loss) on interest rate swaps, net of tax effect of zero for each of the three months ended and zero and $0.5 for each of the nine months ended, respectively	—	—	—	(0.9)
Less: reclassification adjustment for loss realized in net income, net of tax effect of zero for each of the three months ended and zero and $1.2 for each of the nine months ended, respectively	—	—	—	1.9
Net gain on interest rate swaps	—	—	—	1.0
Less: reclassification adjustment for loss realized in net income, net of tax effect of zero for each of the three months ended and zero for each of the nine months ended, respectively	—	0.1	—	0.1
Net (loss) on foreign currency hedge contracts	—	0.1	—	0.1
Pension, SERP, and Retiree medical adjustments, net of tax effect of $0.1 for each of the three months ended and $0.3 for each of the nine months ended, respectively	0.2	0.2	0.6	0.6
Unrealized foreign exchange (loss) on intercompany loan, net of tax effect of $0.9 and $0.7 for each of the three months ended and $0.2 and $0.7 for each of the nine months ended, respectively	2.4	2.2	(0.8)	2.2
Foreign currency translation adjustments	8.1	5.9	(1.8)	5.9
Total other comprehensive income (loss)	10.7	8.4	(2.0)	9.8
Total comprehensive income (loss)	$104.4	$(126.0)	$(36.5)	$(16.1)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 26,	December 31,
	2013	2012
	($ in millions)
Current assets
Cash and cash equivalents	$435.6	$440.7
Accounts receivable, net	623.7	420.7
Inventory, net	2,120.0	2,410.8
Deferred tax asset - current	68.8	57.1
Other current assets	19.3	26.1
Total current assets	3,267.4	3,355.4
Property, plant and equipment, net	1,767.0	1,698.5
Pension assets	99.2	78.4
Deferred tax asset - non-current, net	287.0	192.0
Other assets	91.9	91.0
Total assets	$5,512.5	$5,415.3
Current liabilities
Accounts payable	$700.5	$659.0
Accrued expenses	249.7	216.3
Profit sharing	43.7	28.3
Current portion of long-term debt	16.6	10.3
Advance payments, short-term	124.6	70.7
Deferred revenue, short-term	23.1	18.4
Deferred grant income liability - current	8.2	6.9
Other current liabilities	84.2	57.1
Total current liabilities	1,250.6	1,067.0
Long-term debt	1,152.9	1,165.9
Advance payments, long-term	755.9	833.6
Pension/OPEB obligation	78.4	75.6
Deferred grant income liability - non-current	109.5	116.6
Deferred revenue and other deferred credits	33.5	30.8
Other liabilities	160.2	128.9
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 120,734,535 and 119,671,298 shares issued, respectively	1.2	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 23,954,587 and 24,025,880 shares issued, respectively	0.2	0.2
Additional paid-in capital	1,023.3	1,012.3
Accumulated other comprehensive (loss)	(147.1)	(145.2)
Retained earnings	1,093.4	1,127.9
Total shareholders’ equity	1,971.0	1,996.4
Noncontrolling interest	0.5	0.5
Total equity	1,971.5	1,996.9
Total liabilities and equity	$5,512.5	$5,415.3

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 26, 2013	September 27, 2012
	($ in millions)
Operating activities
Net (loss)	$(34.5)	$(25.9)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation expense	117.4	113.6
Amortization expense	3.9	3.8
Amortization of deferred financing fees	4.8	13.1
Accretion of customer supply agreement	0.3	0.1
Employee stock compensation expense	15.7	12.0
Excess tax benefit of share-based payment arrangements	(0.5)	(1.2)
Loss from discontinued hedge accounting on interest rate swaps	—	2.2
(Gain) loss from the ineffectiveness of hedge contracts	(1.9)	0.2
Loss (gain) from foreign currency transactions	3.3	(5.9)
Loss on disposition of assets	0.2	5.8
Deferred taxes	(104.6)	(100.6)
Long-term tax provision	(2.5)	1.3
Pension and other post retirement benefits, net	(10.8)	(7.0)
Grant income	(5.3)	(4.1)
Equity in net loss of affiliates	0.3	0.5
Changes in assets and liabilities
Accounts receivable	(206.5)	(242.5)
Inventory, net	331.4	272.6
Accounts payable and accrued liabilities	72.1	109.7
Profit sharing/deferred compensation	15.4	1.6
Advance payments	(23.8)	243.7
Income taxes receivable/payable	(8.3)	(38.3)
Deferred revenue and other deferred credits	9.5	(7.3)
Insurance receivable for severe weather related expenses	—	(129.9)
Insurance proceeds for investing purposes	—	(7.0)
Other	23.7	25.0
Net cash provided by operating activities	199.3	235.5
Investing activities
Purchase of property, plant and equipment	(168.1)	(163.5)
Purchase of property, plant and equipment - severe weather event	(23.4)	(7.0)
Insurance proceeds for investing purposes - severe weather event	—	7.0
Proceeds from sale of assets	0.1	1.3
Other	(0.6)	(1.2)
Net cash (used in) investing activities	(192.0)	(163.4)
Financing activities
Proceeds from revolving credit facility	—	170.0
Payments on revolving credit facility	—	(170.0)
Proceeds from issuance of debt	—	547.3
Principal payments of debt	(8.0)	(567.0)
Excess tax benefit of share-based payment arrangements	0.5	1.2
Debt issuance and financing costs	(4.1)	(11.3)
Net cash (used in) financing activities	(11.6)	(29.8)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	1.6
Net (decrease) increase in cash and cash equivalents for the period	(5.1)	43.9
Cash and cash equivalents, beginning of period	440.7	177.8
Cash and cash equivalents, end of period	$435.6	$221.7

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

The Company participates in two joint ventures, Spirit-Progresstech LLC (“Spirit-Progresstech”) and Taikoo Spirit AeroSystems Composite Co. Ltd. (“TSACCL”), of which Spirit’s ownership interest is 50.0% and 31.5%, respectively. Spirit-Progresstech provides aerospace engineering support services and TSACCL was formed to develop and implement a state-of-the-art composite and metal bond component repair station in the Asia-Pacific region.  In September 2013, the Company exercised its contractual right to withdraw from the Spirit-Progresstech joint venture.  The intended sale of the Company’s ownership interest in Spirit-Progresstech to a related party of Progresstech Ltd. is expected to occur within the next quarter and is not expected to have a material impact on the Company.

The accompanying unaudited interim condensed consolidated financial statements include the Company’s financial statements and the financial statements of its majority-owned subsidiaries and effectively-controlled joint ventures, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  Investments in business entities in which the Company does not have control, but has the ability to exercise influence over operating and financial policies, including Spirit-Progresstech and TSACCL, are accounted for under the equity method.  KIESC is fully consolidated as the Company owns 77.8% of the entity’s equity.  All intercompany balances and transactions have been eliminated in consolidation. The Company’s U.K. subsidiary uses local currency, the British pound, as its functional currency; the Malaysian subsidiary uses the British pound and the Singapore subsidiary uses the Singapore dollar.  All other foreign subsidiaries and branches use the U.S. dollar as their functional currency.

As part of the monthly consolidation process, our international entities that have functional currencies other than the U.S. dollar are translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 26, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2013 presentation.  In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2013 (the “2012 Form 10-K”).

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

2.  New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (FASB ASU 2013-11).  This update was issued to give explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The provisions of FASB ASU 2013-11 are effective for fiscal years and interim periods beginning after December 15, 2013.  The adoption of the provisions of this update are not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2013-10).  The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges.  The amendment is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of the provisions of ASU 2013-10 did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (FASB ASU 2013-02). The amendment in this update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. The provisions of FASB ASU 2013-02 are effective for annual and interim periods beginning after December 15, 2012.  The adoption of the provisions of FASB ASU 2013-02 did not have a material impact on the Company’s consolidated financial statements.

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

3.  Change in Estimate

The Company’s long-term contract estimates are based on estimated contract revenues and related costs over the Company’s current contract blocks.  Estimated contract revenues are generally not subject to significant revisions as most of the Company’s contracts are fixed price and known at the inception of the contract; however, the contract cost elements of these estimates change frequently as the programs mature and that has historically been the primary driver of changes in our estimates. Contract costs are estimated based on actual costs incurred to date and an estimate of remaining costs over the current contract block, which can extend for multiple years.  During the early phases of our development contracts, the future cost estimates are subject to significant variability and are based on numerous assumptions and judgments which require management to use its historical experience on similar programs until aircraft programs are type certified; low rate production is achieved; production processes mature; supply chain partners are contracted; and unit costs stabilize; which typically results in assumptions that costs will improve over the life of the contract block. This learning curve concept is typical in our industry; however, the level of design change and time spent in low rate production that was anticipated when we initially established these curves has been significantly exceeded as original delivery schedules have been delayed and engineering changes have continued. During the first nine months of 2013, a combination of events occurred that resulted

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

in significant changes in estimates on several development programs, resulting in forward losses being recorded on some of these programs. The following is a summary of those events.

Performance Issues — A350 XWB

Our A350 XWB fuselage recurring program has experienced various production delays and performance-related issues mostly driven by engineering changes to the aircraft design. Airbus is assisting us as we work through these issues and has provided additional resources to work alongside our personnel.  There continues to be risk of additional forward loss associated with the recurring contract as we work through production issues.

Non-Recurring Contract Agreements — A350 XWB

In September and October of 2013 we agreed with Airbus on the work scope for the design and tooling related to the -1000 derivative of the A350 XWB fuselage and wing contracts. Based on current estimates, the agreement for the non-recurring phase of the -1000 derivative fuselage resulted in significant changes in estimates for the program, which has been recorded in the third quarter of 2013. There is a risk of additional forward loss if we do not successfully execute the design and engineering change process as projected.

Supply Chain Cost Reductions — G280 and G650

At the time we recorded the forward loss charges on the Gulfstream G280 and G650 programs in the third quarter of 2012, we had included in the respective estimates at completion significant cost reductions primarily related to sourcing costs between 2015 and 2018. These amounts were based on the experience of the supply chain team and operational management.  During the second quarter of 2013, it became apparent that a substantial portion of the total cost savings included in the contract estimates for each program would not be realized. This determination was based on a number of changing conditions and new developments including an assessment of our actual experience with our customers regarding their receptiveness to proposed changes, completion of our detailed part analyses during the second quarter of 2013 as part of our effort to project future sourcing costs and our inability to achieve estimated supplier price reductions via negotiations with suppliers.

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

Contractual Items — G650

As we worked with Gulfstream to meet its production demand, we negotiated a temporary transfer of a portion of our work scope to Gulfstream for completion.  In the second quarter of 2013, due to the effect of continued production challenges on our forecasted ability to achieve scheduled deliveries, we changed our assumptions to extend the duration of the work transfer and updated our estimates regarding this temporarily transferred work scope which is accounted for as a reduction in forecasted revenue.  As described in more detail in Note 21, Commitments, Contingencies and Guarantees, we instituted a demand for arbitration against Gulfstream to resolve certain contractual disputes primarily related to engineering changes made by Gulfstream and the impact of those changes to weight and delivery schedules as well as for incomplete payments to Spirit. We continually assess these contractual items and adjust our estimates as appropriate each quarter.  Changes in these particular estimates resulted in additional forward loss recognized on the G650 in the second quarter of 2013.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

New Program Summary Performance

Due primarily to the events described above regarding the third quarter of 2013, for the three months ended September 26, 2013, we recorded forward loss charges of $78.6 on the recurring A350 XWB Section 15, $32.7 on the non-recurring A350 XWB Section 15, $6.4 on the G280, $5.3 on the Boeing B747 fuselage and $0.8 on the Boeing B767 propulsion programs.  Due primarily to the events described above regarding the second and third quarters of 2013, for the nine months ended September 26, 2013, we recorded forward loss charges of $78.6 on the recurring A350 XWB Section 15, $32.7 on the non-recurring A350 XWB Section 15, $197.9 on the G280, $234.2 on the G650, $37.3 on the B787, $10.3 on the Boeing B747 fuselage and $4.8 on the Boeing B767 propulsion programs. The change in estimates also resulted in a reduction of forward loss charges for the three months ended June 27, 2013 on the Rolls-Royce BR725 of $(8.4). These amounts were recorded within the Company’s results of operations as part of cost of goods sold as well as on the condensed consolidated balance sheet as forward loss provisions within inventory to the extent each program’s inventory balance was sufficient to absorb the charge. In the case that program inventory was not sufficient to absorb the full amount of a charge, the remainder was classified as a current liability.

Our consolidated net adjustments for costs related to the changes in estimates for the second and third quarters of 2013 decreased operating profit, before income taxes, by approximately $123.8 and $572.1 for the three and nine months ended September 26, 2013, respectively.  These adjustments decreased net earnings by approximately $77.9 ($0.54 per share) and $359.9 ($2.55 per share) for the three and nine months ended September 26, 2013, respectively.

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

For the three months ended September 27, 2012, the Company recorded a net gain of $218.8 under severe weather event, which represents the settlement amount of $234.9 less period charges of $16.1.

For the nine months ended September 27, 2012, the Company recorded a net gain of $164.3 under severe weather event, which represents the final insurance settlement amount of $234.9 less cumulative charges of $70.6.

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

For the three and nine months ended September 26, 2013, the Company recorded charges of $4.5 and $19.6, respectively, under severe weather event, which represents continuing incremental freight, warehousing and other costs which are recorded as incurred.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

5.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	September 26,	December 31,
	2013	2012
Trade receivables (1)(2)	$614.6	$415.9
Other	9.3	9.1
Less: allowance for doubtful accounts	(0.2)	(4.3)
Accounts receivable, net	$623.7	$420.7

(1)                   Includes unbilled receivables of $34.1 and $25.6 at September 26, 2013 and December 31, 2012, respectively.

(2)                   Includes $135.1 and $102.0 held in retainage by customers at September 26, 2013 and December 31, 2012, respectively.

Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned in which the recovery will occur over the term of the contract, which could exceed one year.

Also included in accounts receivable are amounts held in retainage which, as of September 26, 2013, is all related to Gulfstream and represent amounts due on G650 deliveries from 2010 through the present.  As production rates on this program increase, this amount may grow significantly if not resolved with Gulfstream in a timely manner. As described in more detail in Note 21, Commitments, Contingencies and Guarantees, in August 2013, Spirit instituted a demand for arbitration against Gulfstream, seeking damages from Gulfstream for incomplete payments, as well as other damages and relief. Gulfstream counterclaimed against Spirit in the arbitration, seeking liquidated damages for delayed deliveries of wings, as well as other damages and relief.  While the Company believes that the short-paid amount is collectible, if the Company is unable to collect this amount or if it becomes part of an overall settlement or arbitration award, recognition of additional forward losses on the G650 program could be required and the future cash flows of the Company could be significantly impacted.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

6.  Inventory

Inventories are summarized as follows:

	September 26,	December 31,
	2013(1)	2012(2)
Raw materials	$219.0	$250.3
Work-in-process	1,011.8	1,033.6
Finished goods	53.7	35.9
Product inventory	1,284.5	1,319.8
Capitalized pre-production	505.2	524.6
Deferred production	1,484.5	1,173.8
Forward loss provision	(1,154.2)	(607.4)
Total inventory, net	$2,120.0	$2,410.8

(1)         Reclassified $9.4 from work-in-process to deferred production related to A350 XWB in the third quarter of 2013.

(2)         For December 31, 2012, deferred production of $1,173.8 was reclassified from work-in-process to conform to current year presentation.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Inventories are summarized by platform and costs below:

	September 26, 2013
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision(1) (2)	Total Inventory, net September 26, 2013

B747(3)	$91.0	$—	$4.9	$(0.2)	$(10.3)	$85.4
B787	253.1	11.0	167.4	613.8	(221.3)	824.0
Boeing - All other platforms(4)	403.7	17.8	7.1	(36.6)	(12.8)	379.2
A350(5)	149.0	78.7	77.0	291.6	(112.8)	483.5
Airbus - All other platforms	83.4	—	—	11.6	—	95.0
G280(6)	75.0	—	5.2	194.3	(274.5)	—
G650	49.8	—	198.5	344.1	(396.7)	195.7
Rolls-Royce(7)	15.4	—	45.1	65.3	(125.8)	—
Sikorsky	—	0.7	—	—	—	0.7
Bombardier C-Series	6.9	—	—	0.6	—	7.5
Aftermarket	61.6	—	—	—	—	61.6
Other platforms(8)	(14.1)	1.5	—	—	—	(12.6)
Total	$1,174.8	$109.7	$505.2	$1,484.5	$(1,154.2)	$2,120.0

	December 31, 2012
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision(1)	Total Inventory, net December 31, 2012

B747	$83.6	$(0.7)	$7.2	$3.6	$(11.5)	$82.2
B787	225.2	26.6	189.5	595.1	(184.0)	852.4
Boeing - All other platforms(4)	392.3	31.6	5.8	(67.6)	(6.5)	355.6
A350	133.2	51.3	56.8	177.4	(8.9)	409.8
Airbus - All other platforms	88.2	—	—	18.2	—	106.4
G280	83.3	—	5.5	98.3	(118.8)	68.3
G650	36.7	—	208.4	297.3	(162.5)	379.9
Rolls-Royce(7)	12.6	—	51.4	51.2	(115.2)	—
Sikorsky	—	4.7	—	—	—	4.7
Bombardier C-Series	3.9	—	—	0.3	—	4.2
Aftermarket	45.0	—	—	—	—	45.0
Other platforms(8)	98.3	4.0	—	—	—	102.3
Total	$1,202.3	$117.5	$524.6	$1,173.8	$(607.4)	$2,410.8

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

(1)         Forward loss charges taken since January 1, 2012 on open blocks.

(2)         Forward loss charges taken through December 31, 2011 were reflected within capitalized pre-production and inventory for the respective programs and are therefore not reflected as part of the Forward Loss Provision figure presented.  The cumulative forward loss charges, net of contract liabilities, through September 26, 2013 on open blocks are $115.8, $452.1 and $29.0 for the A350 XWB, G280 and Sikorsky programs, respectively.

(3)         Due to contract block closure in the second quarter of 2013, $5.1 of forward loss provision related to wing was closed out against deferred production.

(4)         Forward loss provision of $8.0 recorded on the B767 program in the fourth quarter of 2012 exceeded the total inventory balance.  The excess of the charge over program inventory was classified as a contract liability of $1.5 as of December 31, 2012 and was reduced to zero as additional inventory was generated in 2013.

(5)         Forward loss provision of $32.7 recorded on the non-recurring fuselage portion of the A350-1000 XWB program in the third quarter of 2013 exceeded the total inventory balance.  The excess of the charge over the program inventory is classified as a contract liability of $7.7, which will be reduced as additional contract costs are incurred.  This liability is reported in other current liabilities and will flow back into the forward loss category of inventory as inventory on the non-recurring portion of the program increases.

(6)         Forward loss provision of $191.5 recorded in the second quarter of 2013 exceeded the total inventory balance.  The excess of the charge over program inventory is classified as a contract liability.  The total contract liability as of September 26, 2013 has been reduced to $42.2 as additional contract costs have been incurred.  This contract liability is reported in other current liabilities.  This liability will flow back into the forward loss category of inventory as inventory on the program increases.

(7)         Forward loss provision of $151.0 recorded in the third quarter of 2012 exceeded the total inventory balance.  In the second quarter of 2013, due to changes in estimates on the Rolls-Royce BR725 program, the forward loss provision was reduced by $8.4, to a total of $142.6.  The excess of the charge over program inventory is classified as a contract liability.  The total contract liability at December 31, 2012 has been reduced to $16.8 as of September 26, 2013 as additional contract costs have been incurred.  This contract liability is reported in other current liabilities.  This liability will flow back into the forward loss category of inventory as inventory on the program increases.

(8)         Includes over-applied and under-applied overhead.

The following is a roll forward of the capitalized pre-production costs included in the inventory balance at September 26, 2013:

Balance, December 31, 2012	$524.6
Charges to costs and expenses	(45.1)
Capitalized costs	25.7
Balance, September 26, 2013	$505.2

The following is a roll forward of the deferred production costs included in the inventory balance at September 26, 2013:

Balance, December 31, 2012	$1,173.8
Charges to costs and expenses	(230.7)
Capitalized costs	541.7
Exchange rate	(0.3)
Balance, September 26, 2013	$1,484.5

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Significant amortization of capitalized pre-production and deferred production inventory will occur over the following contract blocks:

Model	Contract Block Quantity	Orders(1)
B787	500	890
A350 XWB	400	725
G280	250	85
G650	350	146
Rolls-Royce	350	140

(1)         Orders are from the published firm-order backlogs of Airbus and Boeing.  For all other programs, orders represent purchase orders received from OEMs and are not reflective of OEM sales backlog.  Orders reported are total block orders, including delivered units.

Current block deliveries are as follows:

Model	Current Block Deliveries
B787	145
A350 XWB	7
Business/Regional Jets	186

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

7.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	September 26,	December 31,
	2013	2012
Land	$17.5	$17.7
Buildings (including improvements)	533.0	504.7
Machinery and equipment	1,032.3	960.0
Tooling	776.4	722.4
Capitalized software	177.0	170.2
Construction-in-progress	160.8	143.0
Total	2,697.0	2,518.0
Less: accumulated depreciation	(930.0)	(819.5)
Property, plant and equipment, net	$1,767.0	$1,698.5

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $1.7 and $1.9 for the three months ended September 26, 2013 and September 27, 2012, respectively and $4.5 and $5.8 for the nine months ended September 26, 2013 and September 27, 2012, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs, excluding the impact of the severe weather event, of $21.8 and $27.4 for the three months ended September 26, 2013 and September 27, 2012, respectively and $65.6 and $74.0 for the nine months ended September 26, 2013 and  September 27, 2012, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal-use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal-use software.  Depreciation expense related to capitalized software was $5.1 and $4.8 for the three months ended September 26, 2013 and September 27, 2012, respectively and $15.0 and $13.7 for the nine months ended September 26, 2013 and September 27, 2012, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with FASB authoritative guidance on accounting for the impairment or disposal of long-lived assets.  Due to charges taken for the three and nine months ended September 26, 2013, we evaluated the long-lived assets at our locations and determined no impairment was necessary.

8.  Other Assets

Other assets are summarized as follows:

	September 26,	December 31,
	2013	2012
Intangible assets
Patents	$1.9	$2.0
Favorable leasehold interests	9.7	9.7
Customer relationships	27.7	28.1
Total intangible assets	39.3	39.8
Less: Accumulated amortization - patents	(1.3)	(1.2)
Accumulated amortization - favorable leasehold interest	(5.1)	(4.8)
Accumulated amortization - customer relationships	(26.0)	(23.7)
Intangible assets, net	6.9	10.1
Deferred financing
Deferred financing costs	80.4	76.4
Less: Accumulated amortization - deferred financing costs	(54.4)	(49.6)
Deferred financing costs, net	26.0	26.8
Other
Goodwill - Europe	3.0	3.0
Equity in net assets of affiliates	5.1	5.1
Customer supply agreement (1)	38.5	39.9
Other	12.4	6.1
Total	$91.9	$91.0

(1)                              Under an agreement with our customer Airbus, certain payments accounted for as consideration given by the Company to Airbus are being amortized as a reduction to net revenues.

The Company recognized $0.9 and $1.0 for the three months ended September 26, 2013 and September 27, 2012, respectively and $3.0 and $3.1 of amortization expense of intangibles for the nine months ended September 26, 2013 and September 27, 2012, respectively.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

As part of our ongoing participation in the B787-9 program, we received research and development milestone payments of $13.7 and $18.3 for the three and nine months ended September 26, 2013, respectively and $22.1 and $27.3 for the three and nine months ended September 27, 2012, respectively.  Revenue and cost associated with the performance of this research and development are included in program revenue and costs.  We expect to receive additional payments related to research and development on this program. These additional payments remain un-negotiated as of September 26, 2013.

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

Advance payments and deferred revenue/credits are summarized by platform as follows:

	September 26,	December 31,
	2013	2012
B737	$19.3	$20.5
B787	613.6	629.8
A350 XWB	244.9	250.2
Airbus — All other platforms	5.7	6.7
Gulfstream	23.5	28.2
Other	30.1	18.1
Total advance payments and deferred revenue/credits	$937.1	$953.5

11. Government Grants

We received grants in the form of government funding for a portion of the site construction and other specific capital asset costs at our Kinston, North Carolina and Subang, Malaysia sites.  Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income is being amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. The value recorded within property, plant and equipment prior to amortization, including foreign exchange rate changes, related to the use of grant funds in North Carolina and Malaysia was $152.5 and $148.7 as of September 26, 2013 and December 31, 2012, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Deferred grant income liability, net consists of the following:

Balance, December 31, 2012	$123.5
Grant liability amortized	(4.3)
Grant income recognized	(0.9)
Exchange rate	(0.6)
Total deferred grant income liability, September 26, 2013	$117.7

The asset related to the deferred grant income consists of the following:

Balance, December 31, 2012	$124.9
Amortization	(3.9)
Exchange rate	(0.5)
Total asset value related to deferred grant income, September 26, 2013	$120.5

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

	Fair Value Measurements
	September 26, 2013			At September 26, 2013 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Money Market Fund	$308.3	$308.3	$—	$308.3	$—	$—
Interest Rate Swaps	$(2.0)	$—	$(2.0)	$—	$(2.0)	$—

	Fair Value Measurements
	December 31, 2012			At December 31, 2012 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$312.2	$312.2	$—	$312.2	$—	$—
Interest Rate Swaps	$(4.0)	$—	$(4.0)	$—	$(4.0)	$—

The fair value of the interest rate swaps and foreign currency hedge contracts are determined by using mark-to-market reports generated for each derivative and evaluated for counterparty risk. In the case of the interest rate swaps, the Company evaluated its counterparty risk using credit default swaps, historical default rates and credit spreads.

The Company’s long-term debt includes a senior secured term loan, senior unsecured notes and the Malaysian term loan.  The estimated fair value of our debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings.  The following table presents the carrying amount and estimated fair value of long-term debt in accordance with FASB authoritative guidance on fair value measurements related to disclosures of financial instruments:

	September 26, 2013			December 31, 2012
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$539.5	$541.9	(1)	$543.4	$550.0	(1)
Senior unsecured notes due 2017	296.2	308.0	(1)	295.6	321.8	(1)
Senior unsecured notes due 2020	300.0	314.8	(1)	300.0	321.8	(1)
Malaysian loan	10.8	9.3	(2)	13.4	11.8	(2)
Total	$1,146.5	$1,174.0		$1,152.4	$1,205.4

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

The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of September 26, 2013 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item; the derivative expires or is sold, terminated or exercised; the derivative is no longer designated as a hedging instrument because it is unlikely that a forecasted transaction will occur; or management determines that the designation of the derivative as a hedging instrument is no longer appropriate. When hedge accounting is discontinued, the Company carries the derivative instrument on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings to the extent the forecasted transaction is not expected to occur, or when the underlying transaction settles.

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

Interest Rate Swaps

We enter into floating-to-fixed interest rate swap agreements periodically. As of September 26, 2013, the interest rate swap agreements had notional amounts totaling $225.0.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

				Effective	Fair Value,
Notional Amount	Expires	Variable Rate	Fixed Rate (1)	Fixed Rate(2)	September 26, 2013
$225.0	July 2014	1 Month LIBOR	1.37%	N/A	$(2.0)

(1) The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2) As of September 26, 2013 the interest rate swaps are no longer effective and therefore the effective fixed rate is not applicable.

The purpose of entering into these swaps was to reduce the Company’s exposure to variable interest rates. The interest rate swaps settle on a monthly basis when interest payments are made. These settlements occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of $(2.0) at September 26, 2013 and $(4.0) at December 31, 2012.

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

The following table summarizes the Company’s fair value of outstanding derivatives at September 26, 2013 and December 31, 2012:

	Other Liability Derivatives
	September 26, 2013	December 31, 2012
Derivatives designated as hedging instruments
Interest rate swaps
Current	$2.0	$2.8
Non-current	—	1.2
Total derivatives designated as hedging instruments	2.0	4.0
Total derivatives	$2.0	$4.0

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The impact on other comprehensive income (“OCI”) and earnings from cash flow hedges for the three and for the nine months ended September 26, 2013 and September 27, 2012 was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)		Location of (Gain) or Loss Reclassified from Accumulated OCI	Amount of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended			For the Three Months Ended
	September 26, 2013	September 27, 2012	into Income (Effective Portion)	September 26, 2013	September 27, 2012

Interest rate swaps	$—	$—	Interest expense	$—	$—
Foreign currency hedge contracts	—	0.1	Sales/ Revenue	—	(0.1)
Total	$—	$0.1		$—	$(0.1)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)		Location of (Gain) or Loss Reclassified from Accumulated OCI	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Nine Months Ended			For the Nine Months Ended
	September 26, 2013	September 27, 2012	into Income (Effective Portion)	September 26, 2013	September 27, 2012
Interest rate swaps	$—	$(0.9)	Interest expense	$—	$3.1
Foreign currency hedge contracts	—	0.1	Sales/ Revenue	—	—
Total	$—	$(0.8)		$—	$3.1

The impact on earnings from interest rate swaps that are no longer effective was a loss of ($0.9) for each of the nine months ended September 26, 2013 and September 27, 2012.

The impact on earnings from foreign currency hedge contracts that do not qualify as cash flow hedges was income of zero and $0.2 for the nine months ended September 26, 2013 and September 27, 2012, respectively.

14.  Investments

The amortized cost and approximate fair value of held-to-maturity securities are as follows:

	September 26, 2013		December 31, 2012
	Current	Noncurrent	Current	Noncurrent
Government and Corporate Debt Securities
Amortized cost	$0.3	$3.3	$0.6	$2.8
Unrealized gains	—	0.1	—	0.1
Unrealized losses	—	(0.1)	—	—
Fair value	$0.3	$3.3	$0.6	$2.9

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Maturities of held-to-maturity securities at September 26, 2013 are as follows:

	Amortized Cost	Approximate Fair Value
Within One Year	$0.3	$0.3
One to Five Years	1.5	1.5
Five to Ten Years	0.2	0.2
After Ten Years	1.6	1.6
Total	$3.6	$3.6

At September 26, 2013 and December 31, 2012, the fair value of certain investments in debt and marketable securities are less than their historical cost. Total fair value of these investments was $1.5 and $0.8, respectively, for the periods then ended, which is approximately 41% and 22%, respectively, of the Company’s held-to-maturity investment portfolio.  These declines primarily resulted from decreases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.

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

15.  Debt

Total debt shown on the balance sheet is comprised of the following:

	September 26,	December 31,
	2013	2012
Senior secured term loan (short and long-term)	$539.5	$543.4
Senior notes (due 2017 and 2020)	596.2	595.6
Malaysian term loan	10.8	13.4
Present value of capital lease obligations	15.6	16.4
Other	7.4	7.4
Total	$1,169.5	$1,176.2

Senior Secured Credit Facilities

On April 18, 2012, Spirit entered into a $1.2 billion senior secured Credit Agreement (the “Credit Agreement”) consisting of a $650.0 revolving credit facility and a $550.0 term loan B facility.  The Credit Agreement refinanced and replaced the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended.  Proceeds of the new term loan were used to pay off outstanding amounts under the prior credit agreement.  The revolving credit facility matures April 18, 2017 and bears interest, at Spirit’s option, at either LIBOR, or a defined “base rate” plus an applicable margin based on Spirit’s debt-to-EBITDA ratio (see table below).  The term loan matures April 18, 2019 and bears interest, at Spirit’s option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit’s secured debt-to-EBITDA ratio is below 1:1 at any time after 2012.  Substantially all of Spirit’s assets, including inventory and property, plant and equipment, were pledged as collateral for both the term loan and the revolving credit facility.  As of September 26, 2013, the outstanding balance of the term loan was $541.8 and the carrying amount of the term loan was $539.5.  The amount outstanding under the revolving credit facility was zero as of September 26, 2013.

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

Senior Notes

On November 18, 2010, we issued $300.0 aggregate of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.  The carrying value of the 2020 Notes was $300.0 as of September 26, 2013.

On September 30, 2009, we issued $300.0 of 7.50% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable, in cash in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $296.2 as of  September 26, 2013.

As of September 26, 2013, we were in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes.

Malaysian Facility Agreement

On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia (“RM”) 69.2 (approximately USD $20.0 equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM 3.3 (approximately USD $1.0) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum.  The Malaysia Facility loan balance as of September 26, 2013 was $10.8.

French Factory Capital Lease Agreement

On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace-related component assembly plant in Saint-Nazaire, France.  Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of September 26, 2013, the Saint-Nazaire capital lease balance was $10.7.

Nashville Design Center Capital Lease Agreement

On September 21, 2012, the Company entered into a capital lease agreement for $2.6 million for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components.  Lease payments are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months.

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Nine Months Ended
Components of Net Periodic Pension Income	September 26, 2013	September 27, 2012	September 26, 2013	September 27, 2012
Service cost	$1.9	$1.7	$5.7	$5.0
Interest cost	11.5	11.3	34.5	33.9
Expected return on plan assets	(21.1)	(18.7)	(63.4)	(56.1)
Amortization of net loss	2.9	1.4	8.8	4.2
Net periodic pension income	$(4.8)	$(4.3)	$(14.4)	$(13.0)

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

	Other Benefits
	For the Three Months Ended		For the Nine Months Ended
Components of Other Benefit Expense	September 26, 2013	September 27, 2012	September 26, 2013	September 27, 2012
Service cost	$0.7	$0.8	$2.0	$2.5
Interest cost	0.5	0.9	1.6	2.6
Amortization of net loss	—	0.3	—	0.9
Net periodic other benefit expense	$1.2	$2.0	$3.6	$6.0

Employer Contributions

We expect to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $1.4 for the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2013.  Our projected contributions to the U.K. pension plan for 2013 are $9.0, of which $7.0 was contributed by the end of the third quarter of 2013.  We anticipate contributing the additional $2.0 to the U.K. pension plan during the remainder of 2013.  The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.

17.  Stock Compensation

Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.

For the three months ended September 26, 2013, Holdings recognized a net total of $3.7 of stock compensation expense, which is net of stock forfeitures as compared to $3.4 of stock compensation expense, net of forfeitures, for the three months ended September 27, 2012.  The entire $3.7 of stock compensation expense recorded for the three months ended September 26, 2013 was recorded as selling, general and administrative expense in accordance with FASB authoritative guidance, and the amount includes zero accelerated vesting expense for participants meeting the conditions for “Qualifying Retirement” under the Short-Term Incentive Plan or “STIP.” The entire $3.4 of stock compensation expense recorded for the three months ended September 27, 2012 was recorded as selling, general and administrative expense.

For the nine months ended September 26, 2013, the Company recognized a total of $15.7 of stock compensation expense, net of forfeitures, as compared to $12.0 of stock compensation expense, net of forfeitures, recognized for the nine months ended September 27, 2012. Of the total $15.7 of stock compensation expense recorded for the nine months ended September 26, 2013, in accordance with FASB authoritative guidance, the full amount was recorded as selling, general and administrative expense, which includes $0.5 of accelerated vesting expense for participants meeting the conditions for Qualifying Retirement under the STIP as set out in the Proxy Statement for our 2013 annual meeting of stockholders. Of the $12.0 of stock compensation expense recorded for the nine months ended September 27, 2012, $2.1 was charged directly to cost of sales and $9.8 was recorded as selling, general and administrative expense, which includes $0.9 of accelerated vesting expense for participants meeting the conditions for Qualifying Retirement under the STIP.

In February 2013, 86,063 shares of Class A common stock with an aggregate grant date fair value of $1.4 were granted under the STIP and such shares will vest on the one-year anniversary of the grant date. During the quarter ended March 28, 2013, 95,759 shares of Class A common stock with an aggregate grant date fair value of $2.3 awarded under the Company’s Short-Term Incentive Plan vested. During the quarter ended September 26, 2013, 17,235 shares of Class A common stock with an aggregate grant date fair value of $0.3 granted under the Company’s Short-Term Incentive Plan vested.

In April 2013, as part of the Company’s Long-Term Incentive Plan, 33,784 shares of Class A common stock with an aggregate grant date fair value of $0.7 were granted by the Board of Directors, and such shares will vest annually in three equal installments beginning on the two-year anniversary of the grant date.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

In May 2013, 1,360,724 shares of Class A common stock with an aggregate grant date fair value of $28.2 were granted under the Company’s Long-Term Incentive Plan, and such shares will vest annually in three equal installments beginning on the two-year anniversary of the grant date. Additionally, 288,047 shares of Class A common stock with an aggregate grant date fair value of $6.0 were granted, and will vest annually in three equal installments beginning in April 2014. Under the Company’s Director Stock Plan, 34,747 shares of Class A common stock with an aggregate grant date fair value of $0.7 were granted during the second quarter of 2013, and such shares will vest on the one-year anniversary of the grant date.  Additionally, 517,476 shares of Class A common stock with an aggregate grant date fair value of $10.3 awarded under the Company’s Long-Term Incentive Plan and 29,271 shares of Class A common stock with an aggregate grant date fair value of $0.6 awarded under the Company’s Director Stock Plan vested during the quarter ended June 27, 2013. During the quarter ended September 26, 2013, 34,425 shares of Class A common stock with an aggregate grant date fair value of $0.7 awarded under the Company’s Long-Term Incentive Plan vested.

In August 2013, as part of the Company’s 2013 Long-Term Incentive Plan, 37,754 shares of Class A common stock with an aggregate grant date fair value of $0.9 were granted by the Board of Directors, and such shares will vest annually in three equal installments beginning on the two-year anniversary of the grant date.

18. Income Taxes

The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax assets at September 26, 2013 and December 31, 2012 were $343.6 and $238.6, respectively. This increase is primarily due to forward losses that were recognized but are not currently deductible for tax.

In determining whether a valuation allowance against the Company’s net deferred taxes is warranted, Management assesses all available positive and negative evidence such as prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. After the evaluation of all available positive and negative evidence, Management reached the conclusion that it is more likely than not that the Company will generate enough future taxable income to realize the net deferred tax asset on its balance sheet as of September 26, 2013. We will continue to regularly assess the potential for realization of our net deferred tax assets in future periods. Changes in future earnings projections, among other factors, may cause us to record a valuation allowance against some or all of our net deferred tax assets, which may materially impact our income tax expense in the period we determine that these factors have changed.

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

However, the Company has determined that a calculation of an annual effective tax rate would not represent a reliable estimate for its U.S. operations due to the sensitivity of the annual effective tax rate estimate to even minimal changes to forecasted fourth quarter pre-tax earnings. Under the discrete method, the Company determines tax expense based upon actual results as if the interim period were an annual period.  The discrete method was used for our U.S. pre-tax income and an annual effective rate was used for our international pre-tax income.

We continue to operate under a tax holiday in Malaysia effective through September 2024.  Management continues to maintain a reserve for the potential uncertainty in meeting the tax holiday’s conditional employment and investment thresholds.  If those thresholds are met by the required date, we expect an $11.6 reduction in our tax reserves.

On January 2, 2013, the President signed legislation retroactively extending the U.S. Research Tax Credit for two years, from January 1, 2012 through December 31, 2013.  Our income tax expense for 2013 reflects the entire benefit of the Research Tax Credit attributable to 2012, of $6.9, and the benefit of the 2013 Research Tax Credit.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The 64.6% effective tax rate for the nine months ended September 26, 2013 differs from the 60.8% effective tax rate for the same period in 2012 primarily due to the inclusion of the 2012 and 2013 U.S. Research Tax Credits.

We are participating in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program for our 2012 and 2013 tax years.  Additionally, we have been selected for the Compliance Maintenance phase of the CAP program for the 2013 tax year.  The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  HM Revenue & Customs is currently examining our 2009 and 2010 U.K. income tax returns.  The Directorate General of Public Finance is currently examining our 2011 and 2012 France income tax returns.  While a change could result from the ongoing examinations, with the exception of the Malaysia issue mentioned above, the Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	September 26, 2013			September 27, 2012
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$92.7	141.4	$0.66	$(132.2)	140.1	$(0.94)
Income (loss) allocated to participating securities	1.0	1.4		(2.2)	2.3
Net income (loss)	$93.7			$(134.4)

Diluted potential common shares		0.6			—
Diluted EPS
Net income (loss)	$93.7	143.4	$0.65	$(134.4)	140.1	$(0.94)

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

	For the Nine Months Ended
	September 26, 2013			September 27, 2012
Basic EPS	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
(Loss) available to common shareholders	$(34.2)	141.2	$(0.24)	$(25.5)	139.8	$(0.18)
(Loss) allocated to participating securities	(0.3)	1.5		(0.4)	2.3
Net (loss)	$(34.5)			$(25.9)

Diluted EPS
Net (loss)	$(34.5)	141.2	$(0.24)	$(25.9)	139.8	$(0.18)

The balance of outstanding common shares presented in the condensed consolidated balance sheets was 144.7 million and 143.7 million at September 26, 2013 and September 27, 2012, respectively. Included in the outstanding common shares were 3.2 million and 2.7 million of issued but unvested shares at September 26, 2013 and September 27, 2012, respectively, which are excluded from the basic EPS calculation. For the nine months ended September 26, 2013, 0.7 million shares are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. These securities could be dilutive in future periods.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	For the Nine Months Ended September 26, 2013	For the Twelve Months Ended December 31, 2012

Pension	$(132.1)	$(132.0)
SERP/ Retiree medical	(2.1)	(2.6)
Foreign currency impact on long term intercompany loan	(4.2)	(3.5)
Currency translation adjustment	(8.7)	(7.1)
Total accumulated other comprehensive (loss)	$(147.1)	$(145.2)

Noncontrolling Interest

The balance of noncontrolling interest presented in the consolidated balance sheet was $0.5 for each of the nine month periods ended September 26, 2013 and September 27, 2012.

20.  Related Party Transactions

On May 3, 2012, Hawker Beechcraft, Inc. (“Hawker”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy on February 19, 2013 as Beechcraft Corporation. The Company’s remaining balance of its $3.5 receivable from Hawker was written off during the first quarter of 2013.  The Company’s Prestwick facility provided wing components for the Hawker 800 Series manufactured by Hawker. No sales to Hawker were recorded for the three months ended September 26, 2013 or September 27, 2012.  For the nine months ended September 26, 2013 and September 27, 2012 sales to Hawker were zero and $1.2, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The Company paid $0.2 and less than $0.1 to a subsidiary of Onex for services rendered for the three month periods ended September 26, 2013 and September 27, 2012, respectively and $0.3 and $0.2 for the nine month periods ended September 26, 2013 and September 27, 2012, respectively. Management believes the amounts charged were reasonable in relation to the services provided.

A director (and former executive) of the Company is a member of the Board of Directors of Rockwell Collins, Inc., a supplier of manufacturing parts to the Company.  Under the commercial terms of the arrangement with the supplier, Spirit paid less than $0.1 for  the three month periods ended September 26, 2013 and September 27, 2012 and $0.1 and less than $0.1 for the nine month periods ended September 26, 2013 and September 27, 2012, respectively.  The amounts owed to Rockwell Collins and recorded as accrued liabilities were less than $0.1 as of September 26, 2013 and September 27, 2012.

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

21.  Commitments, Contingencies and Guarantees

Litigation

From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had an accrual of less than $1.0 at September 26, 2013 and zero at December 31, 2012 for loss contingencies. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

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

In December 2005, a lawsuit was filed against Spirit, Onex and Boeing alleging age discrimination in the hiring of employees by Spirit when Boeing sold its Wichita commercial division to Onex. The complaint was filed in U.S. District Court in Wichita, Kansas and sought class-action status, an unspecified amount of compensatory damages and more than 1.5 billion dollars in punitive damages. The asset purchase agreement from the Boeing Acquisition requires Spirit to indemnify Boeing for damages resulting from the employment decisions that were made by us with respect to former employees of Boeing Wichita, which relate or allegedly relate to the involvement of, or consultation with, employees of Boeing in such employment decisions. On June 30, 2010, the U.S. District Court granted defendants’ dispositive motions, finding that the case should not be allowed to proceed as a class action.  Following plaintiffs’ appeal, on August 27, 2012 the Tenth Circuit Court of Appeals affirmed the District Court’s ruling in all respects.  The district court has now set certain deadlines for certain prospective plaintiffs to bring individual claims.  In the event this litigation continues, the Company intends to continue to vigorously defend itself. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants included Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with Boeing and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income Security Act and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification. The sub-class members who asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there were many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, were (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs initially sought a declaration that they were entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. On June 20, 2013, the district court entered an order dismissing all claims against the Spirit entities with prejudice.  Plaintiffs’ claims against Boeing entities remain pending in the litigation. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the asset purchase agreement from the Boeing Acquisition between Boeing and Spirit. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

On June 3, 2013, a putative class action lawsuit was commenced against Holdings, Jeffrey L. Turner, and Philip D. Anderson in the U.S. District Court for the District of Kansas.  The named plaintiff, who alleges that he is a purchaser of Holdings securities, alleges that defendants violated the federal securities laws by making material misrepresentations and omissions in the Company’s public disclosures about the circumstances underlying the Company’s accrual of $590 million in forward loss charges in the third quarter of 2012.  The lawsuit seeks certification of a class of all persons other than defendants who purchased Holdings securities between May 5, 2011 and October 24, 2012, and seeks an unspecified amount of damages on behalf of the putative class.  Currently pending are

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

motions to name a lead plaintiff.  The Company intends to vigorously defend against these allegations, and management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations, or liquidity.

In August, 2013, Spirit instituted a demand for arbitration against Gulfstream Aerospace Corporation.  Spirit seeks damages from Gulfstream for its incomplete payments to Spirit for the wings Spirit produces for the G650 airplane, as well as other damages and relief.  Gulfstream counterclaimed against Spirit in the arbitration, seeking liquidated damages for delayed deliveries of wings, as well as other damages and relief.  The parties are in the process of selecting arbitrators, and currently expect the arbitration hearing will take place sometime in the second half of 2014.  The Company intends to vigorously prosecute its claims and defend Gulfstream’s claims.  Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations, or liquidity.

Guarantees

Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of both September 26, 2013 and December 31, 2012, outstanding letters of credit were $19.9. Outstanding guarantees were $25.1 and $25.6 at September 26, 2013 and December 31, 2012, respectively.

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

The following is a roll forward of the service warranty and extraordinary rework balance at September 26, 2013:

Balance, December 31, 2012	$30.9
Charges to costs and expenses	28.6
Write-offs, net of recoveries	(0.5)
Exchange rate	(0.1)
Balance, September 26, 2013	$58.9

22.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2013	2012	2013	2012
KDFA bond	$0.8	$1.0	$2.5	$3.4
Rental and miscellaneous (expense)	(0.2)	(2.9)	(0.1)	(6.2)
Foreign currency gains (loss)	6.8	6.0	(3.6)	6.2
Total	$7.4	$4.1	$(1.2)	$3.4

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

23.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers.  Approximately 94% of the Company’s net revenues for the nine months ended September 26, 2013 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before unallocated corporate selling, general and administrative expenses, unallocated impact of severe weather event, unallocated research and development and unallocated cost of sales. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.  Unallocated impact of severe weather event includes property repairs, clean up and recovery costs related to the April 14, 2012 tornado at the Company’s Wichita facility. Unallocated research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment.  Unallocated cost of sales includes general costs not directly attributable to segment operations, such as early retirement and other incentives.  All of these unallocated items are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and operating margins.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

The following table shows segment revenues and operating income for the nine months ended September 26, 2013 and September 27, 2012:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2013	2012	2013	2012
Segment Revenues
Fuselage Systems	$710.3	$660.4	$2,160.3	$1,910.4
Propulsion Systems	389.2	357.6	1,183.1	1,052.8
Wing Systems	397.8	344.6	1,109.7	999.8
All Other	6.4	2.7	13.5	9.1
	$1,503.7	$1,365.3	$4,466.6	$3,972.1
Segment Operating Income (Loss)
Fuselage Systems (1)	$25.8	$114.5	$297.2	$298.0
Propulsion Systems (2)	70.0	(96.2)	216.9	18.8
Wing Systems (3)	34.9	(405.4)	(351.3)	(356.3)
All Other	0.8	0.2	4.1	1.2
	131.5	(386.9)	166.9	(38.3)
Unallocated corporate SG&A	(48.2)	(38.6)	(138.0)	(112.6)
Unallocated impact of severe weather event(4)	(4.6)	218.8	(19.6)	164.3
Unallocated research and development	(2.1)	(1.0)	(5.9)	(3.4)
Unallocated cost of sales(5)	(26.1)	(2.8)	(46.9)	(15.7)
Total operating income (loss)	$50.5	$(210.5)	$(43.5)	$(5.7)

(1)         Inclusive of $5.3 and $10.3 forward loss charges recorded for the B747-8 program for the three and nine months ended September 26, 2013, respectively and $111.3 forward loss charge recorded for the A350 XWB program for the third quarter of 2013.  The A350 XWB forward loss charge of $111.3 is comprised of $32.7 on the A350-1000 XWB non-recurring fuselage portion and $78.6 on the A350 XWB recurring program.  Also inclusive of favorable cumulative catch-up adjustments of $19.8 and $46.3 for the three and nine months ended September 26, 2013, respectively.

(2)         Inclusive of $0.8 and $4.8 forward loss charges recorded for the B767 program for  the three and nine months ended September 26, 2013, respectively, and $3.7 and $20.3 favorable cumulative catch-up adjustments for  the three and nine months ended September 26, 2013, respectively. Also includes $8.4 reduction of forward loss charge recorded due to change in estimate for the Rolls-Royce BR725 program for the nine months ended September 26, 2013.  For 2012, net of $151.0 forward loss charge recorded on the Rolls-Royce BR725 program during the third quarter.

(3)         Inclusive of $6.4 and $197.9 forward loss charges recorded for the G280 program for the three and nine months ended September 26, 2013, respectively.  Also includes $37.3 and $234.2 forward loss charges recorded for the B787 and G650, respectively, for the nine months ended September 26, 2013.  Also inclusive of favorable cumulative catch-up adjustments of $4.1 and $1.6 recorded in the three and nine months ended September 26, 2013, respectively.  Inclusive of forward loss charges for the three and nine months ended September 27, 2012 of $184.0 for the B787 wing program and $162.5 for the G650 wing program.  Also inclusive of forward loss charges recorded in the three and nine months ended September 27, 2012, respectively, of $88.1 and $98.8 for the G280 wing program, $2.4 and $8.9 for the A350 XWB non-recurring wing contract and $2.4 and $5.1 for the B747-8 wing program.

(4)         For 2012, includes gains resulting from insurance settlement net of costs incurred related to the April 14, 2012 severe weather event.

(5)         Inclusive of charges of $9.5 and $28.7 related to warranty reserve adjustments and zero and $1.6 in early retirement incentives to eligible employees for the three and nine months ended September 26, 2013, respectively. Also includes $16.6 related to reduction in workforce charges in the third quarter of 2013.  For the three and nine months ended September 27, 2012 $2.8 and $7.7, respectively, were reclassified from segment operating income to unallocated cost of sales to conform to current year presentation.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 26, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net Revenues	$—	$1,359.0	$25.2	$178.9	$(59.4)	$1,503.7
Operating costs and expenses
Cost of sales	—	1,259.1	27.3	161.4	(59.4)	1,388.4
Selling, general and administrative	0.1	46.7	0.8	5.2	—	52.8
Impact from severe weather event	—	4.5	—	—	—	4.5
Research and development	—	7.0	—	0.5	—	7.5
Total operating costs and expenses	0.1	1,317.3	28.1	167.1	(59.4)	1,453.2
Operating (loss) income	(0.1)	41.7	(2.9)	11.8	—	50.5
Interest expense and financing fee amortization	—	(16.9)	—	(2.8)	2.6	(17.1)
Interest income	—	2.6	—	0.1	(2.6)	0.1
Other income, net	—	0.6	—	6.8	—	7.4
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(0.1)	28.0	(2.9)	15.9	—	40.9
Income tax benefit (provision)	—	54.0	2.2	(3.2)	—	53.0
(Loss) income before equity in net (loss) income of affiliates and subsidiaries	(0.1)	82.0	(0.7)	12.7	—	93.9
Equity in net (loss) income of affiliates	(0.2)	(0.5)	—	0.3	0.2	(0.2)
Equity in net (loss) income of subsidiaries	94.0	11.9	—	—	(105.9)	—
Net (loss) income	93.7	93.4	(0.7)	13.0	(105.7)	93.7
Other comprehensive (loss) income	10.7	0.2	—	10.5	(10.7)	10.7
Comprehensive (loss) income	$104.4	$93.6	$(0.7)	$23.5	$(116.4)	$104.4

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 26, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net Revenues	$—	$4,049.6	$116.3	$525.9	$(225.2)	$4,466.6
Operating costs and expenses
Cost of sales	—	3,962.4	108.3	470.2	(225.2)	4,315.7
Selling, general and administrative	1.2	132.4	2.3	15.3	—	151.2
Impact from severe weather event	—	19.6	—	—	—	19.6
Research and development	—	22.2	0.1	1.3	—	23.6
Total operating costs and expenses	1.2	4,136.6	110.7	486.8	(225.2)	4,510.1
Operating (loss) income	(1.2)	(87.0)	5.6	39.1	—	(43.5)
Interest expense and financing fee amortization	—	(51.3)	—	(8.4)	7.7	(52.0)
Interest income	—	7.8	—	0.1	(7.7)	0.2
Other income (expense), net	—	2.3	—	(3.5)	—	(1.2)
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(1.2)	(128.2)	5.6	27.3	—	(96.5)
Income tax benefit (provision)	(0.1)	68.4	(1.0)	(5.0)	—	62.3
(Loss) income before equity in net (loss) income of affiliates and subsidiaries	(1.3)	(59.8)	4.6	22.3	—	(34.2)
Equity in net (loss) income of affiliates	(0.3)	(0.5)	—	0.2	0.3	(0.3)
Equity in net (loss) income of subsidiaries	(32.9)	26.9	—	—	6.0	—
Net (loss) income	(34.5)	(33.4)	4.6	22.5	6.3	(34.5)
Other comprehensive (loss) income	(2.0)	0.6	—	(2.6)	2.0	(2.0)
Comprehensive (loss) income	$(36.5)	$(32.8)	$4.6	$19.9	$8.3	$(36.5)

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 27, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Net Revenues	$—	$3,636.1	$89.3	$399.3	$(152.6)	$3,972.1
Operating costs and expenses
Cost of sales	—	3,708.4	80.3	358.6	(152.7)	3,994.6
Selling, general and administrative	2.9	105.8	1.8	15.4	—	125.9
Impact from severe weather event	—	(164.3)	—	—	—	(164.3)
Research and development	—	20.7	—	0.9	—	21.6
Total operating costs and expenses	2.9	3,670.6	82.1	374.9	(152.7)	3,977.8
Operating (loss) income	(2.9)	(34.5)	7.2	24.4	0.1	(5.7)
Interest expense and financing fee amortization	—	(61.8)	—	(7.3)	6.5	(62.6)
Interest income	—	6.6	—	—	(6.5)	0.1
Other income, net	—	0.2	—	3.2	—	3.4
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(2.9)	(89.5)	7.2	20.3	0.1	(64.8)
Income tax benefit (provision)	1.4	43.7	(2.7)	(3.0)	—	39.4
Income (loss) before equity in net (loss) income of affiliates and subsidiaries	(1.5)	(45.8)	4.5	17.3	0.1	(25.4)
Equity in net (loss) income of affiliates	(0.5)	(0.8)	—	0.4	0.4	(0.5)
Equity in net (loss) income of subsidiaries	(23.9)	21.9	—	—	2.0	—
Net (loss) income	(25.9)	(24.7)	4.5	17.7	2.5	(25.9)
Other comprehensive (loss) income	9.8	1.7	—	8.1	(9.8)	9.8
Comprehensive (loss) income	$(16.1)	$(23.0)	$4.5	$25.8	$(7.3)	$(16.1)

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet

September 26, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$378.2	$—	$57.4	$—	$435.6
Accounts receivable, net	—	732.0	19.7	182.0	(310.0)	623.7
Inventory, net	—	1,636.1	209.9	273.8	0.2	2,120.0
Deferred tax asset - current	—	67.5	—	1.3	—	68.8
Other current assets	—	17.4	—	1.9	—	19.3
Total current assets	—	2,831.2	229.6	516.4	(309.8)	3,267.4
Property, plant and equipment, net	—	1,292.0	289.3	185.7	—	1,767.0
Pension assets	—	89.0	—	10.2	—	99.2
Investment in subsidiary	1,024.7	281.4	—	—	(1,306.1)	—
Equity in net assets of subsidiaries	946.8	86.3	—	—	(1,033.1)	—
Deferred tax asset - non-current, net	—	287.0	—	—	—	287.0
Other assets	—	394.9	80.0	26.5	(409.5)	91.9
Total assets	$1,971.5	$5,261.8	$598.9	$738.8	$(3,058.5)	$5,512.5
Current liabilities
Accounts payable	$—	$619.5	$211.2	$179.4	$(309.6)	$700.5
Accrued expenses	—	221.1	—	28.6	—	249.7
Profit sharing	—	41.7	—	2.0	—	43.7
Current portion of long-term debt	—	12.7	—	3.9	—	16.6
Advance payments, short-term	—	124.6	—	—	—	124.6
Deferred revenue, short-term	—	20.5	—	2.6	—	23.1
Deferred grant income liability - current	—	—	6.9	1.3	—	8.2
Other current liabilities	—	82.0	—	2.2	—	84.2
Total current liabilities	—	1,122.1	218.1	220.0	(309.6)	1,250.6
Long-term debt	—	1,132.5	80.0	269.9	(329.5)	1,152.9
Advance payments, long-term	—	755.9	—	—	—	755.9
Pension/OPEB obligation	—	78.4	—	—	—	78.4
Deferred grant income liability - non-current	—	—	77.7	31.8	—	109.5
Deferred revenue and other deferred credits	—	25.2	—	8.3	—	33.5
Other liabilities	—	212.9	—	27.3	(80.0)	160.2
Total equity	1,971.5	1,934.8	223.1	181.5	(2,339.4)	1,971.5
Total liabilities and shareholders’ equity	$1,971.5	$5,261.8	$598.9	$738.8	$(3,058.5)	$5,512.5

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet

December 31, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$369.1	$—	$71.6	$—	$440.7
Accounts receivable, net	—	513.2	13.7	171.7	(277.9)	420.7
Inventory, net	—	2,006.9	164.3	239.7	(0.1)	2,410.8
Deferred tax asset-current	—	57.1	—	—	—	57.1
Other current assets	—	22.2	—	3.9	—	26.1
Total current assets	—	2,968.5	178.0	486.9	(278.0)	3,355.4
Property, plant and equipment, net	—	1,221.1	289.3	188.1	—	1,698.5
Pension assets	—	69.9	—	8.5	—	78.4
Investment in subsidiary	1,013.7	281.4	—	—	(1,295.1)	—
Equity in net assets of subsidiaries	983.2	58.2	—	—	(1,041.4)	—
Deferred tax asset - non-current, net	—	192.3	—	(0.3)	—	192.0
Other assets	—	405.0	80.0	27.5	(421.5)	91.0
Total assets	$1,996.9	$5,196.4	$547.3	$710.7	$(3,036.0)	$5,415.3
Current liabilities
Accounts payable	$—	$616.3	$157.2	$163.4	$(277.9)	$659.0
Accrued expenses	—	188.4	2.6	25.3	—	216.3
Profit sharing	—	25.9	—	2.4	—	28.3
Current portion of long-term debt	—	6.6	—	3.7	—	10.3
Advance payments, short-term	—	70.7	—	—	—	70.7
Deferred revenue, short-term	—	16.6	—	1.8	—	18.4
Deferred grant income liability - current	—	—	5.7	1.2	—	6.9
Other current liabilities	—	52.6	—	4.5	—	57.1
Total current liabilities	—	977.1	165.5	202.3	(277.9)	1,067.0
Long-term debt	—	1,142.9	80.0	284.5	(341.5)	1,165.9
Advance payments, long-term	—	833.6	—	—	—	833.6
Pension/OPEB obligation	—	75.6	—	—	—	75.6
Deferred grant income liability - non-current	—	—	83.3	33.3	—	116.6
Deferred revenue and other deferred credits	—	21.1	—	9.7	—	30.8
Other liabilities	—	189.3	—	19.6	(80.0)	128.9
Total equity	1,996.9	1,956.8	218.5	161.3	(2,336.6)	1,996.9
Total liabilities and shareholders’ equity	$1,996.9	$5,196.4	$547.3	$710.7	$(3,036.0)	$5,415.3

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 26, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$(34.5)	$171.3	$15.8	$12.2	$34.5	$199.3
Investing activities
Purchase of property, plant and equipment	—	(146.4)	(15.8)	(5.9)	—	(168.1)
Purchase of property, plant and equipment - severe weather event	—	(23.4)	—	—	—	(23.4)
Proceeds from sale of assets	—	0.1	—	—	—	0.1
Equity in net assets of subsidiaries	34.5	—	—	—	(34.5)	—
Other	—	4.2	—	(4.8)	—	(0.6)
Net cash provided by (used in) investing activities	34.5	(165.5)	(15.8)	(10.7)	(34.5)	(192.0)
Financing activities
Principal payments of debt	—	(5.1)	—	(2.9)	—	(8.0)
Collection on (repayment of) intercompany debt	—	12.0	—	(12.0)	—	—
Debt issuance and financing costs	—	(4.1)	—	—	—	(4.1)
Excess tax benefits from share-based payment arrangements	—	0.5	—	—	—	0.5
Net cash provided by (used in) financing activities	—	3.3	—	(14.9)	—	(11.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.8)	—	(0.8)
Net increase (decrease) in cash and cash equivalents for the period	—	9.1	—	(14.2)	—	(5.1)
Cash and cash equivalents, beginning of period	—	369.1	—	71.6	—	440.7
Cash and cash equivalents, end of period	$—	$378.2	$—	$57.4	$—	$435.6

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 27, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total

Operating activities
Net cash provided by (used in) operating activities	$(25.9)	$293.9	$3.2	$(61.6)	$25.9	$235.5
Investing activities
Purchase of property, plant and equipment	—	(140.1)	(3.2)	(20.2)	—	(163.5)
Purchase of property, plant and equipment - severe weather event	—	(7.0)	—	—	—	(7.0)
Insurance proceeds for investing purposes - severe weather event	—	7.0	—	—	—	7.0
Proceeds from the sale of assets	—	0.1	—	1.2	—	1.3
Equity in net assets of subsidiaries	25.9	—	—	—	(25.9)	—
Other	—	(1.0)	—	(0.2)	—	(1.2)
Net cash (used in) investing activities	25.9	(141.0)	(3.2)	(19.2)	(25.9)	(163.4)
Financing activities
Proceeds from revolving credit facility	—	170.0	—	—	—	170.0
Payments on revolving credit facility	—	(170.0)	—	—	—	(170.0)
Proceeds from issuance of debt	—	547.3	—	—	—	547.3
Principal payments of debt	—	(564.1)	—	(2.9)	—	(567.0)
Collection on (repayment of) intercompany debt	—	(55.0)	—	55.0	—	—
Debt issuance and financing costs	—	(11.3)	—	—	—	(11.3)
Excess tax benefits from share-based payment arrangements	—	1.2	—	—	—	1.2
Net cash provided by (used in) financing activities	—	(81.9)	—	52.1	—	(29.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.6	—	1.6
Net (decrease) in cash and cash equivalents for the period	—	71.0	—	(27.1)	—	43.9
Cash and cash equivalents, beginning of period	—	106.7	—	71.1	—	177.8
Cash and cash equivalents, end of period	$—	$177.7	$—	$44.0	$—	$221.7

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “estimate,” “believe,” “project,” “continue,” “plan,” “forecast,” or other similar words. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (our “2012 Form 10-K”), filed with the SEC on March 1, 2013, and our Quarterly Report on Form 10-Q for the period ended March 29, 2013 (our “Q1 2013 Form 10-Q”), filed with the SEC on May 3, 2013 and our Quarterly Report on Form 10-Q for the period ended June 27, 2013 (our “Q2 2013 Form 10-Q”), filed with the SEC on August 12, 2013. See also “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Recent Events

On October 21, 2013, Bell Helicopter selected Spirit to design, develop and manufacture the fuselage for the Bell V-280 Valor tilt-rotor aircraft for the U.S. Army.

On September 17, 2013, Spirit notified its partner in the Spirit-Progresstech joint venture of Spirit’s intent to withdraw from the venture. Spirit intends to sell its ownership interest in the joint venture to a related party of Progresstech Ltd.

On September 12, 2013, Spirit continued its previously announced workforce reductions by issuing layoff notices to approximately 150 salaried and management workers in Wichita, Kan.

On August 23, 2013, Spirit announced key leadership changes. Philip Anderson was named Senior Vice President of Defense and Contracts and Sanjay Kapoor was named Senior Vice President and Chief Financial Officer, succeeding Mr. Anderson in that position.

Overview

We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the three months ended September 26, 2013, we generated net revenues of $1,503.7 million and net income of $93.7 million and for the nine months ended September 26, 2013, we generated net revenues of $4,466.6 million and net loss of $34.5 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas.  The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program.  The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas.  The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 47%, 26%, 27% and less than 1%, respectively, of our net revenues for the three months ended September 26, 2013. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 27%, 25% and less than 1%, respectively, of our net revenues for the nine months ended September 26, 2013.

Management’s Focus

The Company’s focus is on ensuring that our strategy, operational and cost performance are world class. Overall, we are committed to the concept of change and we have undertaken specific actions recently that highlight that commitment. On May 2, 2013 we announced that we are conducting comprehensive strategic and financial reviews of our development programs at our Tulsa, Wichita, Kinston and St. Nazaire sites.  While this review is ongoing, decisions made to date as a result of these reviews include some of the actions we have announced this year, the most significant of which is our commencement of a process to sell our Oklahoma facilities, which we announced on August 6, 2013.  Certain of our new programs, including the Gulfstream G280 and G650 wing and the B787 wing programs, are produced at these facilities. This decision aligns with our strategy to focus on the commercial aerospace and defense segments of the marketplace.  We are also committed to reducing internal cost and improving operational efficiency as shown by the reduction in force announced on July 25, 2013 and September 12, 2013. Additionally, we continue to review our organizational structure to better support our customers and programs. We also added executive talent to our organization in the second and third quarters of 2013 in an effort to strengthen performance in certain areas of our business.  We anticipate taking additional actions in the near-term as we continue to focus on positioning the Company for future success.  The strategic and financial reviews are scheduled to conclude in the fourth quarter of 2013.  Upon the reporting of our fourth quarter and full-year 2013 results, we intend to issue financial guidance for 2014.

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

During the third quarter of 2013 a combination of events occurred that resulted in significant changes in estimates for several development programs resulting in forward losses being recorded on some of these programs.  Due to these changes, for the three months ended September 26, 2013, we recorded forward loss charges of $6.4 million on the Gulfstream G280, $78.6 million on the Airbus A350 XWB fuselage recurring, $32.7 million on the Airbus A350 XWB fuselage non-recurring, $5.3 million on the Boeing B747 fuselage and $0.8 million on the Boeing B767 propulsion programs. These amounts are recorded within the Company’s results of operations as part of cost of goods sold as well as on the condensed consolidated balance sheet as forward loss provisions within inventory.

A350 XWB

We continue to support the development of the A350 XWB program through a wing contract and a fuselage contract, both of which are segmented into a non-recurring design engineering phase and recurring production phase. In the first quarter of 2013, we reduced the A350 XWB fuselage recurring and A350 XWB wing recurring program margins to break-even to reflect an appropriate level of conservatism based on the risk profile of these programs. In September and October of 2013 we agreed with Airbus on the work scope for the design and tooling related to the -1000 derivative of the A350 XWB fuselage and wing contracts.

Based on current estimates, the agreement for the non-recurring phase of the -1000 derivative fuselage resulted in a $32.7 million forward loss which has been recorded in the third quarter of 2013. There is a risk of additional forward loss if we do not successfully execute the design and engineering change process as projected.

Our A350 XWB fuselage recurring program has experienced various production inefficiencies mostly driven by early development discovery and engineering change to the aircraft design, as well as higher test and transportation costs. Airbus is assisting us as we work through these issues and has provided additional resources to work alongside our personnel. In the third quarter of 2013, we recorded a forward loss of $78.6 million for the A350 XWB fuselage recurring contract due to these production inefficiencies. There continues to be risk of additional forward loss associated with the fuselage recurring contract as we work through production issues.

Although we continue to project the wing recurring production contract to be break-even, there is still a substantial amount of risk similar to what we have experienced on other development programs. Particularly, our ability to successfully manage risks related to supply chain contracting, manage supplier performance, execute cost reduction strategies, hire and retain skilled production and management personnel, execute quality and manufacturing processes and manage program schedule delays, among other risks, will determine the ultimate performance of these programs.

B787 Program

As we move into higher rates of production, our performance at the current contracted price depends on our being able to achieve production cost reductions as we gain production experience. During the second quarter of 2013, we continued to experience production inefficiencies as we transitioned to production on the B787-9 derivative. Accordingly, we recorded forward losses of $37.3 million on the B787 wing program in 2013.

We have not yet established pricing for the B787-9, B787-10 or any future derivatives, though the supply agreement for the B787 (“the B787 Supply Agreement”) provides for some methodologies to negotiate pricing.  Our ability to successfully negotiate fair and equitable prices for these models as well as overall B787 delivery volumes and our ability to achieve forecasted cost improvements on all 787 models are key factors in achieving the projected financial performance for this program.

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

Supply Chain Cost Reductions — G280 and G650

At the time we recorded the forward loss charges on the Gulfstream G280 and G650 programs in the second quarter of 2012, we had included in the respective estimates at completion significant cost reductions primarily related to sourcing costs between 2015 and 2018. These amounts were based on the experience of the supply chain team and operational management.  During the second quarter of 2013, it became apparent that a substantial portion of the total cost savings included in the contract estimates for each program would not be realized. This determination was based on a number of changing conditions and new developments including an assessment of our actual experience with our customers regarding their receptiveness to proposed changes, completion of our detailed part analyses during the second quarter of 2013 as part of our effort to project future sourcing costs and our inability to achieve estimated supplier price reductions via negotiations with suppliers.

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

Contractual Items — G650

As we worked with Gulfstream to meet its production demand, we negotiated a temporary transfer of a portion of our work scope to Gulfstream for completion.  In the second quarter of 2013, due to the effect of continued production challenges on our forecasted ability to achieve scheduled deliveries, we changed our assumptions to extend the duration of the work transfer and updated our estimates regarding this temporarily transferred work scope which is accounted for as a reduction in forecasted revenue.  As described in more detail in Note 21, Commitments, Contingencies and Guarantees, we instituted a demand for arbitration against Gulfstream to resolve certain contractual disputes primarily related to engineering changes made by Gulfstream and the impact of those changes to weight and delivery schedules as well as for incomplete payments to Spirit. We continually assess these contractual items and adjust our estimates as appropriate each quarter. Changes in these particular estimates resulted in additional forward loss recognized on the G650 in the second quarter of 2013.

General Statement Regarding New Programs

The remainder of 2013 will be a critical time for all of our new programs as we either manufacture the initial units or progress through low-rate production, which will establish baseline performance for the recurring cost structure. Recognition of forward losses in future periods continues to be a significant risk and will depend upon several factors including our market forecast, possible airplane program delays, our ability to successfully perform under revised design and manufacturing plans, achievement of forecasted cost reductions as we enter into production and our ability to successfully resolve claims, assertions and pricing negotiations with our customers and suppliers. Additionally, we face risks related to the announcement on August 6, 2013 of our initiation of the process to divest our Oklahoma facilities. We have a concentration of new programs, including G650, G280 and B787 wings, at these facilities and a divestiture of these facilities may have a material financial impact in the period in which that divestiture becomes probable.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three	Three		Nine	Nine
	Months	Months		Months	Months
	Ended	Ended	Percentage	Ended	Ended	Percentage
	September 26,	September 27,	Change	September 26,	September 27,	Change
	2013	2012	to Prior Year	2013	2012	to Prior Year
	($ in millions)
Net revenues	$1,503.7	$1,365.3	10%	$4,466.6	3,972.1	12%
Operating costs and expenses
Cost of sales	1,388.4	1,746.7	(21)%	4,315.7	3,994.6	8%
Selling, general and administrative expenses	52.8	40.6	30%	151.2	125.9	20%
Impact from severe weather event	4.5	(218.8)	102%	19.6	(164.3)	112%
Research and development	7.5	7.3	3%	23.6	21.6	9%
Operating income (loss)	50.5	(210.5)	124%	(43.5)	(5.7)	(663)%
Interest expense and financing fee amortization	(17.1)	(16.2)	(6)%	(52.0)	(62.6)	17%
Interest income	0.1	—	100%	0.2	0.1	100%
Other income (expense), net	7.4	4.1	80%	(1.2)	3.4	(135)%
Income (loss) before income taxes and equity in net loss of affiliate	40.9	(222.6)	118%	(96.5)	(64.8)	(49)%
Income tax benefit	53.0	88.3	(40)%	62.3	39.4	58%
Income before equity in net (loss) of affiliate	93.9	(134.3)	170%	(34.2)	(25.4)	(35)%
Equity in net income (loss) of affiliate	(0.2)	(0.1)	100%	(0.3)	(0.5)	(40)%
Net income (loss)	$93.7	$(134.4)	170%	$(34.5)	$(25.9)	(33)%

Comparative ship set deliveries by model are as follows:

Model	Three Months Ended September 26, 2013	Three Months Ended September 27, 2012	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012
B737	114	107	335	317
B747	6	7	16	18
B767	3	6	14	19
B777	26	22	75	64
B787	15	9	46	28
Total Boeing	164	151	486	446
A320 Family	111	103	349	324
A330/340	26	26	83	75
A350	1	1	4	2
A380	9	3	26	16
Total Airbus	147	133	462	417
Business/Regional Jets	27	27	66	58
Total	338	311	1,014	921

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

Net revenues by prime customer are as follows:

Prime Customer	Three Months Ended September 26, 2013	Three Months Ended September 27, 2012	Nine Months Ended September 26, 2013	Nine Months Ended September 27, 2012

Boeing	$1,261.4	$1,167.6	$3,794.6	$3,353.5
Airbus	138.3	92.9	420.7	320.3
Gulfstream	52.1	51.0	102.7	126.0
Sikorsky	4.4	5.7	12.3	21.4
Other	47.5	48.1	136.3	150.9
Total net revenues	$1,503.7	$1,365.3	$4,466.6	$3,972.1

Three Months Ended September 26, 2013 as Compared to Three Months Ended September 27, 2012

Net Revenues.  Net revenues for the three months ended September 26, 2013 were $1,503.7 million, an increase of $138.4 million, or 10%, compared with net revenues of $1,365.3 million for the same period in the prior year. The increase in net revenues in 2013 as compared to 2012 was primarily due to approximately $146.1 million of higher production volume driven by customer delivery schedules and an increase of approximately $5.7 million in aftermarket volume, offset by a decrease of approximately $17.1 million in non-recurring revenue. Deliveries to Boeing increased by 9% to 164 ship sets during the third quarter of 2013, compared to 151 ship sets delivered in the same period of the prior year, as ship set deliveries increased across all Boeing programs, driven by customer delivery schedules. Deliveries to Airbus increased by 11% to 147 ship sets during the third quarter of 2013, compared to 133 ship sets delivered in the same period of the prior year, driven by higher customer delivery schedules. In total, ship set deliveries increased 9% to 338 ship sets during the third quarter of 2013, compared to 311 ship sets for the same period in the prior year. Approximately 93% of Spirit’s net revenues for the third quarter of 2013 came from our two largest customers, Boeing and Airbus.

Cost of Sales.  Cost of sales as a percentage of net revenues was 92% for the three months ended September 26, 2013 and 128% for the three months ended September 27, 2012.  The third quarter of 2013 reflects net positive cumulative catch-up adjustments of $27.6 million on the Boeing and Airbus programs, offset by forward loss charges of $6.4 million on the Gulfstream G280, $78.6 million on the Airbus A350 XWB fuselage recurring, $32.7 million on the Airbus A350 XWB fuselage non-recurring, $5.3 million on the Boeing B747 fuselage and $0.8 million on the Boeing B767 propulsion programs. In comparison, in the same period of 2012, we recorded forward loss charges of $590.4 million on several new programs, partially offset by a net favorable cumulative catch-up adjustment of $18.2 million driven by productivity and efficiency on core programs and other one-time expense reductions.

SG&A, Research and Development.  Combined SG&A and Research and Development costs as a percentage of net revenues was 4% for the three months ended September 26, 2013, which was consistent with the same period in the prior year. Overall, SG&A expense increased $12.2 million for the three months ended September 26, 2013 compared to the same period in 2012, partially due to $7.4 million in professional service fees. Research and development expenses for the three months ended September 26, 2013 were up $0.2 million compared to the same period in the prior year.

Impact of Severe Weather Event. For the three months ended September 26, 2013, the Company recorded severe weather event costs of $4.5 million, which represents continuing incremental freight, warehousing and other costs related to the April 14, 2012 severe weather event at our Wichita, Kansas facility. These costs are recorded as incurred. The Company’s estimate of these future expenditures is likely to change as the Company evaluates different repair and build-back options. In comparison, during the third quarter of 2012, the Company settled the insurance claims resulting from the second quarter 2012 severe weather event and recorded a net gain of $218.8 million in operating income.

Operating Income (Loss).  Operating income for the three months ended September 26, 2013 was $50.5 million, which was $261.0 million higher than the operating loss of $210.5 million for the same period in the prior year. The increase in operating income for the third quarter of 2013 was the result of the fact that we incurred $123.8 million of net forward loss charges discussed above, as compared to the $590.4 million of forward losses recorded in the same period of 2012, as well as an increase in net favorable cumulative catch-up adjustments and higher production volumes.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended September 26, 2013 includes $15.4 million of interest and fees paid or accrued in connection with long-term debt and $1.7 million in amortization of deferred financing costs, as compared to $15.1 million of interest and fees paid or accrued in connection with long-term debt and $1.1 million in amortization of deferred financing costs for the same period in the prior year. The increase in interest expense and financing fee amortization was primarily driven by unused line fees and letter of credit fees paid during the third quarter of 2013. Amortization of deferred financing costs increased due to the amortization of the costs associated with the amendment of our senior secured Credit Agreement on August 12, 2013. The costs related to the amendment will be amortized over the term of the amendment.

Interest Income.  Interest income for each of the three month periods ended September 26, 2013 and September 27, 2012 was less than $0.1 million.

Other Income (Expense), net. Other income (expense), net for the three months ended September 26, 2013 amounted to income of $7.4 million, compared to income of $4.1 million for the same period in the prior year. The increase was driven by foreign exchange rate fluctuations as the British Pound strengthened against the U.S. Dollar.

Provision for Income Taxes Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition could include finalizing amounts in income tax returns filed, finalizing audit examinations for open tax years, statute of limitations expiration or changes in tax law.

However, the Company has determined that a calculation of an annual effective tax rate would not represent a reliable estimate for its U.S. operations due to the sensitivity of the annual effective tax rate estimate to even minimal changes to forecasted fourth quarter pre-tax earnings. Under the discrete method, the Company determines tax expense based upon actual results as if the interim period were an annual period.  The discrete method was used for our U.S. pre-tax income and an annual effective rate was used for our international pre-tax income.

In determining whether a valuation allowance against the Company’s net deferred taxes is warranted, Management assesses all available positive and negative evidence such as prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. After the evaluation of all available positive and negative evidence, Management reached the conclusion that it is more likely than not that the Company will generate enough future taxable income to realize the net deferred tax asset on its balance sheet as of September 26, 2013. We will continue to regularly assess the potential for realization of our net deferred tax assets in future periods. Changes in future earnings projections, among other factors, may cause us to record a valuation allowance against some or all of our net deferred tax assets, which may materially impact our income tax expense in the period we determine that these factors have changed.

The income tax provision for the three months ended September 26, 2013 includes $(40.4) million for federal taxes, $(15.7) million for state taxes and $3.1 million for foreign taxes.  The income tax provision for the three months ended September 27, 2012 includes $(89.5) million for federal taxes, $(0.4) million for state taxes and $1.6 million for foreign taxes. The effective tax rate for the three months ended September 26, 2013 was (129.4)% as compared to 39.7% for the same period in 2012. The difference in the effective tax rate recorded for 2013 as compared to 2012 is primarily related to differences in current period income and the application of the discrete period approach for the U.S. operations.  The same implications caused the decrease from the U.S. statutory tax rate.

On January 2, 2013, the President signed legislation retroactively extending the U.S. Research Tax Credit for two years, from January 1, 2012 through December 31, 2013.  Our income tax expense for 2013 reflects the entire benefit of the Research Tax Credit attributable to 2012, of $6.9 million, and the benefit of the 2013 Research Tax Credit.

Segments.  The following table shows segment revenues and operating income for the three months ended September 26, 2013 and September 27, 2012:

	Three Months Ended
	September 26,	September 27,
	2013	2012

Segment Revenues
Fuselage Systems	$710.3	$660.4
Propulsion Systems	389.2	357.6
Wing Systems	397.8	344.6
All Other	6.4	2.7
	$1,503.7	$1,365.3
Segment Operating Income (Loss)
Fuselage Systems (1)	$25.8	$114.5
Propulsion Systems (2)	70.0	(96.2)
Wing Systems (3)	34.9	(405.4)
All Other	0.8	0.2
	131.5	(386.9)
Unallocated corporate SG&A	(48.2)	(38.6)
Unallocated impact of severe weather event(4)	(4.6)	218.8
Unallocated research and development	(2.1)	(1.0)
Unallocated cost of sales(5)	(26.1)	(2.8)
Total Operating Income (Loss)	$50.5	$(210.5)

(1)         Net of $5.3 million and $111.3 million forward loss charges recorded for our B747-8 and A350 XWB programs, respectively, for the third quarter of 2013.  The A350 XWB forward loss charge of $111.3 million is comprised of $32.7 million on the non-recurring portion and $78.6 million on the recurring program. Includes favorable cumulative catch-up adjustments of $19.8 million related to the three months ended September 26, 2013.

(2)         Net of a $0.8 million forward loss charge for the B767 program and includes $3.7 million favorable cumulative catch-up adjustments recorded for the three months ended September 26, 2013. For 2012, includes a $151.0 million forward loss charge recorded on our Rolls-Royce BR725 program in the three months ended September 27, 2012.

(3)         Net of a $6.4 million forward loss charge recorded for the G280 program and includes favorable cumulative catch-up adjustments of $4.1 million recorded for the three months ended September 26, 2013.  For 2012, net of $184.0 million, $162.5 million, $88.1 million, $2.4 million, and $2.4 million forward loss charges recorded in the third quarter for the B787, G650, G280, A350 XWB non-recurring and B747-8 wing programs, respectively.

(4)         For 2012, includes gains resulting from insurance settlement net of costs incurred related to the April 14, 2012 severe weather event.

(5)         Net of charges of $9.5 million related to warranty reserve adjustments and $16.6 million related to reduction in workforce charges in the third quarter of 2013.  For the three months ended September 27, 2012, $2.8 million was reclassified from segment operating income to unallocated cost of sales to conform to current year presentation.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 47%, 26%, 27% and less than 1%, respectively, of our net revenues for the three months ended September 26, 2013.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended September 26, 2013 were $710.3 million, an increase of $49.9 million, or 8%, compared to the same period in the prior year. The increase was primarily due to recurring net revenue increases on the B737, B777 and B787, offset by a decrease on the B747. Non-recurring net revenue, which includes design and development efforts, increased in 2013 on the B737 and B767, offset by a decrease on the B787. Fuselage Systems posted segment operating margins of 4% for the three months ended September 26, 2013, down from 17% for the same period in the prior year. The decrease in segment operating margin is primarily due to the forward losses taken during the quarter. In the third quarter of

2013, the segment recorded forward loss charges of $5.3 million on the B747, $78.6 million on the A350 XWB recurring program, and $32.7 million on the A350 XWB non-recurring program, partially offset by a favorable cumulative catch-up adjustment of $19.8 million. In comparison, during the third quarter of 2012, the segment recognized a $14.0 million favorable cumulative catch-up adjustment.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended September 26, 2013 were $389.2 million, an increase of $31.6 million, or 9%, compared to the same period in the prior year. The increase in net revenues was primarily driven by higher production volume on several Boeing models, offset by a decrease in non-recurring efforts on the B767 and B787. Propulsion Systems posted segment operating margins of 18% for the three months ended September 26, 2013, up from (27%) for the same period in the prior year. In the third quarter of 2013, the segment recorded a favorable cumulative catch-up adjustment of $3.7 million, partially offset by a forward loss charge of $0.8 million on the B767 program. In comparison, during the third quarter of 2012, the segment recognized a $151.0 million forward loss on our BR725 program, partially offset by a favorable cumulative catch-up adjustment of $4.6 million associated with productivity and efficiency on core programs and other one-time expense reductions.

Wing Systems.  Wing Systems segment net revenues for the three months ended September 26, 2013 were $397.8 million, an increase of $53.2 million, or 15%, compared to the same period in the prior year. The increase in net revenues was primarily driven by recurring net revenue increases on the B737, B777, B787, A320 and A350 XWB, partially offset by a decrease on the B747 recurring and non-recurring programs. Non-recurring net revenue increased in the third quarter of 2013 on the A350 XWB. Wing Systems posted segment operating margins of 9% for the three months ended September 26, 2013, up from segment operating margins of (118%) for the same period in the previous year. In the third quarter of 2013, the segment recorded a forward loss charge of $6.4 million on the G280 program, partially offset by a favorable cumulative catch-up adjustment of $4.1 million. In comparison, during the third quarter of 2012, the segment recorded net forward loss charges of $439.4 million on several of its new programs and an unfavorable cumulative catch-up adjustment of $0.4 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and revenues from KIESC. In the three months ended September 26, 2013, All Other segment net revenues were $6.4 million, an increase of $3.7 million as compared to the same period in the prior year. The increase in net revenues was primarily driven by an increase in tooling sales. The All Other segment recorded 13% operating margins for the three months ended September 26, 2013, up from segment operating margins of 7% for the same period in the prior year.

Nine Months Ended September 26, 2013 as Compared to Nine Months Ended September 27, 2012

Net Revenues. Net revenues for the nine months ended September 26, 2013 were $4,466.6 million, an increase of $494.5 million, or 12%, compared with net revenues of $3,972.1 million for the same period in the prior year. The increase in net revenues was primarily driven by $435.2 million in production volume increases in the first nine months of 2013 on several Boeing and business jet programs, an increase of approximately $54.5 million in non-recurring revenue on several Boeing programs and the A350 XWB. Ship set deliveries to Boeing increased by 9% year-over-year to support production rate increases across several Boeing models. Ship set deliveries to Airbus increased by 11% year-over-year to support customer delivery schedules. In total, ship set deliveries increased by 10% to 1,014 ship sets during the nine months ended September 26, 2013, compared to 921 ship sets delivered in the same period of the prior year. Approximately 94% of Spirit’s net revenues for the nine months ended September 26, 2013 came from our two largest customers, Boeing and Airbus.

Cost of Sales. Cost of sales as a percentage of net revenues was 97% for the nine months ended September 26, 2013 and 101% for the same period in the prior year. Included in cost of sales for the nine months ended September 26, 2013 are forward loss charges of $197.9 million on the G280 wing program, $234.2 million on the G650 wing program, $111.3 million on the A350 XWB fuselage program, $37.3 million on the B787 wing program, $10.3 million on the B747 fuselage program and $4.8 million on the B767 propulsion program, offset by a reduction in forward loss charges of $(8.4) million due to a change in estimates on the BR725. In comparison, in the same period of 2012, we recorded net forward loss charges of $610.3 million on several new programs, a $2.2 million charge due to UAW share grant awards in accordance with our labor agreement, and a $2.1 million charge from early retirement incentives to eligible employees. For the nine months ended September 26, 2013, we recorded a favorable cumulative catch-up adjustment of $68.2 million driven by productivity improvements on our mature programs, compared to $7.9 million for the same period in the prior year.

SG&A, Research and Development.  Combined SG&A and Research and Development costs as a percentage of net revenues were 4% for each of the nine month periods ended September 26, 2013 and September 27, 2012. SG&A and Research and Development expenses were higher in the nine months ended September 26, 2013 than in the same period in 2012 by a net $27.3 million, primarily due to $11.3 million of expenses related to executive retirements and severance including stock compensation and $7.4 million of professional service fees.

Impact of Severe Weather Event. In the nine months ended September 26, 2013, the Company recorded a $19.6 million charge against operating income related to the severe weather event for property damage, clean-up and recovery costs, as compared to a net

$164.3 million gain during the nine months ended September 27, 2012 as the Company settled the insurance claims resulting from the second quarter 2012 severe weather event.

Operating Income (Loss).  Operating loss for the nine months ended September 26, 2013 was $43.5 million, which was $37.8 million higher than an operating loss of $5.7 million for the same period in the prior year. The increase in operating loss during the first nine months of 2013 was primarily due to the increase to SG&A expense related to executive retirements and severances and professional service fees, compared to the severe weather gain recorded in the same period of 2012. Operating loss also includes $587.4 million of net forward loss charges compared to $610.3 million in the same period of 2012, as discussed above.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the nine months ended September 26, 2013 includes $47.2 million of interest and fees paid or accrued in connection with our long-term debt and $4.8 million in amortization of deferred financing costs, compared to $49.5 million of interest and fees paid or accrued in connection with our long-term debt and $13.1 million in amortization of deferred financing costs for the same period in the prior year.  The decrease in deferred financing costs was the result of a $9.5 million write down of deferred financing fees due to debt extinguishment in 2012 as a result of the April 18, 2012 term loan refinancing.

Interest Income.  Interest income for the nine months ended September 26, 2013 was $0.2 million, compared to $0.1 million for the same period in the prior year.

Other Income (Expense), net. Other income (expense), net for the nine months ended September 26, 2013 was an expense of $1.2 million, compared to income of $3.4 million for the same period in the prior year, driven by foreign exchange rate fluctuations as the U.S. Dollar strengthened against the British Pound.

Provision for Income Taxes The income tax provision for the nine months ended September 26, 2013 includes $(55.2) million for federal taxes, $(12.1) million for state taxes and $5.0 million for foreign taxes. The income tax provision for the nine months ended September 27, 2012 includes $(42.6) million for federal taxes, $0.2 million for state taxes and $3.0 million for foreign taxes.  The effective tax rate for the nine months ended September 26, 2013 was 64.6% as compared to 60.8% for the same period in 2012. The increase in the effective tax rate recorded for 2013 as compared to 2012 is primarily related to the inclusion of the entire benefit of 2012 and 2013 U.S. Research Tax Credits in 2013. The same benefits, along with other income tax credits and permanent differences, caused the increase from the U.S. statutory tax rate.

Segments.  The following table shows segment revenues and operating income for the nine months ended September 26, 2013 and September 27, 2012:

	Nine Months Ended
	September 26,	September 27,
	2013	2012

Segment Revenues
Fuselage Systems	$2,160.3	$1,910.4
Propulsion Systems	1,183.1	1,052.8
Wing Systems	1,109.7	999.8
All Other	13.5	9.1
	$4,466.6	$3,972.1
Segment Operating Income (Loss)
Fuselage Systems (1)	$297.2	$298.0
Propulsion Systems (2)	216.9	18.8
Wing Systems (3)	(351.3)	(356.3)
All Other	4.1	1.2
	166.9	(38.3)
Unallocated corporate SG&A	(138.0)	(112.6)
Unallocated impact of severe weather event(4)	(19.6)	164.3
Unallocated research and development	(5.9)	(3.4)
Unallocated cost of sales(5)	(46.9)	(15.7)
Total Operating Income (Loss)	$(43.5)	$(5.7)

(1)         For 2013, net of a $10.3 million forward loss charge recorded for B747-8 and $111.3 million forward loss charges recorded for the A350 XWB program. Also includes a $46.3 million favorable cumulative catch-up adjustment related to the period.

(2)         For 2013, net of a reduction in forward loss charges of $(8.4) million due to a change in estimates on the Rolls-Royce BR725 and a $4.8 million forward loss charge recorded for B767. Also includes a $20.3 million favorable cumulative catch-up adjustment related to the period. For 2012, net of a forward loss charge of $151.0 million recorded on our Rolls-Royce BR725 program in the third quarter of 2012.

(3)         For 2013, net of $37.3 million, $197.9 million and $234.2 million forward loss charges recorded for B787, G280 and G650, respectively. Also includes a $1.6 million favorable cumulative catch-up adjustment related to the period. For 2012, net of $184.0 million, $162.5 million, $98.8 million, $8.9 million and $5.1 million forward loss charges for the B787, G650, G280, A350 XWB non-recurring and B747-8 programs, respectively.

(4)         For 2012, includes gains resulting from insurance settlement net of costs incurred related to the April 14, 2012 severe weather event.

(5)         For 2013, net of charges of $28.7 million related to warranty reserve adjustments and $1.6 million in early retirement incentives to eligible employees. Also includes $16.6 million related to reduction in workforce charges in the third quarter of 2013.  For 2012, $7.7 million was reclassified from segment operating income to unallocated cost of sales to conform to current year presentation.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 27%, 25% and less than 1%, respectively, of our net revenues for the nine months ended September 26, 2013.

Fuselage Systems.  Fuselage Systems segment net revenues for the nine months ended September 26, 2013 were $2,160.3 million, an increase of $249.9 million, or 13%, compared to the same period in the prior year. The increase was primarily due to recurring net revenue increases on the B737, B777, B787 and A350 XWB, partially offset by a decrease on the B767. Non-recurring net revenue, which includes design and development efforts, increased in 2013 on the B737, B767, and A350 XWB. Fuselage Systems posted segment operating margins of 14% for the nine months ended September 26, 2013, down from 16% for the same period in the prior year. Segment operating margins declined primarily as a result of forward losses due to assessment of derivative pricing and production inefficiencies and higher costs on the A350 XWB as well as forward losses on the B747-8.  In the first nine months of 2013, the segment recognized forward loss charges of $10.3 million on the B747 program and $111.3 million on the A350 XWB program, partially offset by a favorable cumulative catch-up adjustment related to the period of $46.3 million. In comparison, during the nine months of 2012, the segment recognized a $3.8 million unfavorable cumulative catch-up adjustment related to the period.

Propulsion Systems.  Propulsion Systems segment net revenues for the nine months ended September 26, 2013 were $1,183.1 million, an increase of $130.3 million, or 12%, compared to the same period in the prior year. The increase in net revenues was primarily driven by higher production volume on several Boeing models and increased non-recurring efforts on the B737 and B767. Propulsion Systems posted segment operating margins of 18% for the nine months ended September 26, 2013, up from 2% segment operating margins for the same period in the prior year, which includes a reclassification from segment operating income to unallocated cost of sales to conform to current year presentation. In the first nine months of 2013, the segment recognized a reduction in forward loss charges of $(8.4) million due to a change in estimates on the Rolls-Royce BR725 program and a favorable cumulative catch-up adjustment of $20.3 million related to the period, partially offset by a forward loss charge of $4.8 million on the B767 program. In comparison, during the first nine months of 2012, the segment recorded a forward loss charge of $151.0 million on the Rolls-Royce BR725 program, partially offset by a favorable cumulative catch-up adjustment related to periods prior to 2012 of $7.3 million.

Wing Systems.  Wing Systems segment net revenues for the nine months ended September 26, 2013 were $1,109.7 million, an increase of $109.9 million, or 11%, compared to the same period in the prior year. The increase in net revenues was primarily driven by higher production volume on Boeing and Airbus models and increased non-recurring efforts on the B747, B787 and A350 XWB. Wing Systems posted segment operating margins of (32%) for the nine months ended September 26, 2013, an increase from segment operating margins of (36%) for the same period in the previous year.  In the first nine months of 2013, the segment recorded forward loss charges of $197.6 million on the G280 program, $234.2 million on the G650 program and $37.3 million on the B787 program, slightly offset by a favorable cumulative catch-up adjustment of $1.6 million. In comparison, during the first nine months of 2012, the segment recorded forward loss charges of $98.8 million, $162.5 million, $184.0 million, $5.1 million and $8.9 million on the G280, G650, B787, B747-8 and A350 XWB non-recurring programs, respectively, slightly offset by a favorable cumulative catch-up adjustment of $4.4 million related to the period.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and revenues from KIESC. In the nine months ended September 26, 2013, All Other segment net revenues were $13.5 million, an increase of $4.4 million, as compared to the same period in the prior year. The increase in net revenues was primarily driven by an increase in tooling sales and miscellaneous contracts. The All Other segment recorded 30% operating margins for the nine months ended September 26, 2013, up from segment operating margins of 13% for the same period in the prior year driven by additional sundry sales with increased margins.

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

As of September 26, 2013, we had $435.6 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our revolving credit facility. During the third quarter of 2013, there were no borrowings under our revolving credit facility and there were no outstanding balances under our revolving credit facility as of September 26, 2013. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flows for the nine months ended September 26, 2013 and September 27, 2012:

	For the Nine Months Ended
	September 26, 2013	September 27, 2012
	($ in millions)
Net income	$(34.5)	$(25.9)
Adjustments to reconcile net income	20.3	33.8
Changes in working capital	213.5	227.6
Net cash provided by operating activities	199.3	235.5
Net cash (used in) investing activities	(192.0)	(163.4)
Net cash (used in) financing activities	(11.6)	(29.8)
Effect of exchange rate change on cash and cash equivalents	(0.8)	1.6
Net (decrease) increase in cash and cash equivalents for the period	(5.1)	43.9
Cash and cash equivalents, beginning of period	440.7	177.8
Cash and cash equivalents, end of period	$435.6	$221.7

Nine Months Ended September 26, 2013 as Compared to Nine Months Ended September 27, 2012

Operating Activities. For the nine months ended September 26, 2013, we had a net cash inflow of $199.3 million from operating activities, a decrease of $36.2 million, compared to a net cash inflow of $235.5 million for the same period in the prior year. During the nine months ended September 26, 2013, the decrease in net cash inflow in operating activities was primarily driven by $587.4 million in net forward loss charges impacting deferred inventory.  In comparison, for the same period in the prior year, net cash inflow from operating activities was primarily due to the receipt of a $250.0 million advance from Airbus associated with an agreement on the A350 XWB fuselage program, a $105.0 million insurance advance, partially offset by payments for repairs and recovery costs, and by the timing of vendor payments and receivables from customers.

We continue to invest in inventory for new programs and additional production costs for ramp-up activities in support of increasing build rates on several mature Boeing and Airbus programs. During the nine months ended September 26, 2013, working capital for new programs, including the B787, A350 XWB, BR725 and Gulfstream programs, increased $380.9 million, excluding the effect of $572.3 million of net forward losses, compared to an increase of $424.1 million, excluding $605.2 million of forward losses, for the same period in the prior year. Additionally, working capital for mature Boeing and Airbus programs, including costs associated with announced increasing build rates was approximately $31.1 million, excluding the effect of $15.1 million of forward losses for the nine months ended September 26, 2013, compared to a decrease of $14.6 million, excluding $5.1 million of forward losses, for the same period in the prior year. These activities were funded through cash flows from operations, including receivables from customers and customer advances.

Investing Activities. For the nine months ended September 26, 2013, we had a net cash outflow of $192.0 million from investing activities, an increase in outflow of $28.6 million compared to a net cash outflow of $163.4 million for the same period in the prior year. In the nine months ended September 26, 2013, capital expenditures consisted primarily of construction in process and machinery and equipment to support the increasing production rates on several mature programs along with $23.4 million of severe weather related expenses. In comparison, in the nine months ended September 27, 2012, capital expenditures consisted of purchases of tooling and machinery and equipment to prepare for the manufacturing of our developmental programs and to support increasing production rates on several Boeing programs.

Financing Activities. For the nine months ended September 26, 2013, we had a net cash outflow of $11.6 million from financing activities, a decrease in outflow of $18.2 million, compared to a net cash outflow of $29.8 million for the same period in the prior year. In the nine months ended September 27, 2012, we refinanced our $559.0 million senior secured credit facilities with new senior secured credit facilities of $550.0 million, resulting in a prepayment of principal of $9.0 million. In addition to the prepayment of principal, financing fees of $11.3 million and original issue discount of $2.7 million were also incurred.

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

We also require capital to develop new technologies for the next generation of aircraft and are evaluating various plans to relieve capacity constraints for the announced customer production rate increases.  Capital expenditures for the nine months ended September 26, 2013 totaled approximately $191.5 million, which includes $23.4 million in costs from the severe weather event. Excluding the impact of the severe weather event, capital expenditures totaled approximately $168.1 million for the nine months ended September 26, 2013, as compared to $163.5 million for the same period of 2012, which excludes $7.0 million in costs from the severe weather event. While the Company continues to assess the impact of the severe weather event damage, we anticipate that tornado-related capital spending will be limited to insurance proceeds recovered. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, insurance proceeds and borrowings available under our revolving credit facility.

Pension and Other Post — Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at September 26, 2013 and we anticipate non-cash pension income for 2013 to remain at or near the same level as 2012. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. We continue to make contributions to our U.K. pension plan. Our projected contributions to the U.K. pension plan for 2013 are $9.0 million.

Debt and Other Financing Arrangements

Senior Secured Credit Facilities. On April 18, 2012, Spirit entered into a $1.2 billion senior secured Credit Agreement (the “Credit Agreement”) consisting of a $650.0 million revolving credit facility and a $550.0 million term loan B facility.  The Credit Agreement refinanced and replaced the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended.  Proceeds of the new term loan were used to pay off outstanding amounts under the prior credit agreement.  The revolving credit facility matures April 18, 2017 and bears interest, at Spirit’s option, at either LIBOR, or a defined “base rate” plus an applicable margin based on Spirit’s debt-to-EBITDA ratio (see table below).  The term loan matures April 18, 2019 and bears interest, at Spirit’s option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit’s secured debt-to-EBITDA ratio is below 1:1 at any time after 2012.  Substantially all of Spirit’s assets, including inventory and property, plant and equipment, were pledged as collateral for both the term loan and the revolving credit facility.  As of September 26, 2013, the outstanding balance of the term loan was $541.8 million and the carrying amount of the term loan was $539.5 million.  The amount outstanding under the revolving credit facility was zero as of September 26, 2013.

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

Senior Notes.  On November 18, 2010, we issued $300.0 million aggregate of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.  The carrying value of the 2020 Notes was $300.0 million as of September 26, 2013.

On September 30, 2009, we issued $300.0 million of 7.50% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable, in cash in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2017 Notes was $296.2 million as of  September 26, 2013.

As of September 26, 2013, we were in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes.

Advances and Deferred Revenue on the B787 Program.  On May 12, 2011, Spirit and Boeing entered into the B787 Amendment which, among other things, established a new repayment schedule for advances made by Boeing to Spirit to be repaid against the purchase price of the first 1,000 B787 ship sets delivered to Boeing.  In the event Boeing does not take delivery of 1,000 ship sets prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. The B787 Amendment also changed the treatment of advances paid by Boeing for certain non-recurring work into a nonrefundable payment in full for such work.  As of September 26, 2013, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $613.6 million.

Advances on the A350 Fuselage Program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012.  The advance payments will be offset against the recurring price of A350 XWB ship sets invoiced by Spirit, at a rate of $1.25 million per ship set. We received $250.0 million in advance payments in 2012 and the balance that had not been repaid as of September 26, 2013 was $244.9 million.

Malaysian Facility Agreement. On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia (“RM”) 69.2  million (approximately USD $20.0 million equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM 3.3 million (approximately USD $1.0 million equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum.  The Malaysia Facility loan balance as of September 26, 2013 was $10.8 million.

French Factory Capital Lease Agreement. On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace-related component assembly plant in Saint-Nazaire, France.  Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of September 26, 2013, the Saint-Nazaire capital lease balance was $10.7 million.

Nashville Design Center Capital Lease Agreement.  On September 21, 2012, the Company entered into a capital lease agreement for $2.6 million for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components.  Lease payments are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months.

Credit Ratings

The Company’s credit rating at the end of the third quarter of 2013 was a BB rating, negative outlook by Standard and Poor’s and a Ba2 rating, negative outlook by Moody Investor Services.

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

•              our ability to successfully negotiate new pricing under our supply agreements with Boeing;

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

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements.  These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Form 10-K, our Q1 2013 Form 10-Q, our Q2 2013 Form 10-Q and this Quarterly Report on Form 10-Q for a more complete discussion of these and other factors that may affect our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of September 26, 2013 in order to reach a conclusion on whether these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 26, 2013, because of the material weaknesses in our internal control over financial reporting described below. In light of the material weaknesses described below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles.  Accordingly, management concluded that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the quarter ended September 26, 2013, we identified a material weakness in our controls over the completeness, accuracy and valuation of inventory and cost of sales related to the Airbus A350 XWB Section 15 recurring program.  Specifically, we did not maintain controls over the completeness and accuracy of the bill of materials used in the contract accounting estimate for this program. These controls were not designed effectively to ensure that the bill of materials used in the accounting estimates were accurate and provided a sound basis for estimating future costs. Although this material weakness did not result in a material misstatement of the Company’s consolidated financial statements, the existence of the control deficiency could result in an undetected material misstatement of the Company’s consolidated financial statements.

In addition, we did not maintain effective controls over the completeness, accuracy and valuation of inventory and cost of sales for the Gulfstream G280 and G650 programs. Specifically, controls over contract accounting estimates related to these programs were not operating effectively in order to ensure that (1) the bills of materials used in the accounting estimates were complete and provided a sound basis for estimating future costs; (2) the evaluation of current actual trends impacting prior estimates of supply chain and labor costs were identified and incorporated into the accounting estimates on a timely basis; and (3) the estimation of the number of production units used in the accounting estimates was accurate. This control deficiency resulted in audit adjustments to the cost of sales and inventory accounts and related financial disclosures within the Company’s consolidated financial statements for the year ended December 31, 2012 and the condensed consolidated financial statements for the quarter ended June 27, 2013.

The control deficiencies described above could result in misstatements of the aforementioned accounts and related disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that each of these control deficiencies constitutes a material weakness.

Changes in Internal Control over Financial Reporting

As discussed in the Evaluation of Disclosure Controls and Procedures, there have been changes in our internal control over financial reporting that occurred during the quarter ended September 26, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the above material weaknesses.  The remediation efforts expected to be implemented include the following:

•                  Enhance analysis and review of cost estimates related to supply chain management, labor and the bill of material for the G280 and G650 programs at our Tulsa business unit.

•                  Establish a more comprehensive review and approval procedure, with increased Corporate oversight for the G280 and G650 programs at our Tulsa business unit.

•                  Increase Corporate oversight of changes to EAC assumptions specifically regarding estimates of production units for the G280 and G650 programs at our Tulsa business unit.

•                  Enhance analysis and review of the bill of materials and its impact on cost estimates for the A350 XWB Section 15 recurring program.

Management has begun implementation of the foregoing remediation plan and is monitoring that implementation.  Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment to improve the overall effectiveness of internal control over financial reporting.

Management believes the foregoing efforts will effectively remediate the material weaknesses.  As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address the control deficiencies or determine to modify the remediation plan described above.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2012 Form 10-K is included in Note 21 to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2012 Form 10-K, which could materially affect our business, financial condition or results of operations.  Other than the modifications to the risk factors set forth below or  noted in our Q1 2013 Form 10-Q filed on May 3, 2013 or our Q2 2013 Form 10-Q filed on August 12, 2013, there have been no material changes to the Company’s risk factors previously disclosed in our 2012 Form 10-K.

We identified a material weakness in our internal control over financial reporting.

Generally accepted auditing standards define a material weakness as a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with our financial statements as of and for the nine months ended September 26, 2013, we concluded that we had material weaknesses in our internal control over financial reporting as described below:

During the quarter ended September 26, 2013, we identified a material weakness in our controls over the completeness, accuracy and valuation of inventory and cost of sales related to the Airbus A350 XWB Section 15 recurring program. Specifically, we did not maintain controls over the completeness and accuracy of the bill of material used in the contract accounting estimate for this program.  These controls were not designed effectively to ensure that the bills of materials used in the accounting estimates were accurate and provided a sound basis for estimating future costs. If not remediated, this deficiency could result in future material misstatements of cost of sales and inventory accounts in the consolidated financial statements.

In addition, we did not maintain effective controls over the completeness, accuracy and valuation of inventory and cost of goods sold for the Gulfstream G280 and G650 programs. Specifically, controls over contract accounting estimates related to these programs were not operating effectively in order to ensure that (1) the bills of materials used in the accounting estimates were complete and provided a sound basis for estimating future costs; (2) the evaluation of current actual trends impacting prior estimates of supply chain and labor costs were identified and incorporated into the accounting estimates on a timely basis; and (3) the estimation of the number of production units used in the accounting estimates was accurate. This control deficiency resulted in audit adjustments to the cost of sales and inventory accounts and related financial disclosures within the Company’s consolidated financial statements for the year ended December 31, 2012 and the condensed consolidated financial statements for the quarter ended June 27, 2013.If not remediated, this deficiency could result in future material misstatements of cost of sales and inventory accounts in the consolidated financial statements for both the G280 and G650 programs due to the overlap in processes and personnel between the two programs.

Our efforts to remediate the aforementioned deficiencies in internal control over financial reporting are described further in Item 4. Controls and Procedures.

While we believe that we have a plan to remediate these deficiencies, we cannot be certain that additional material weaknesses or significant deficiencies will not develop or be identified. We are in the process of remediating our internal control deficiency over the cost estimation process for the G280 and G650 programs in Tulsa, Oklahoma and the A350 XWB Section 15 in Kinston, North Carolina. Any failure to maintain adequate internal control over financial reporting or to implement required, new or improved controls, or difficulties encountered in their implementation could cause us to report additional material weaknesses or other deficiencies in our internal control over financial reporting and could result in a reasonable possibility of errors or misstatements in the consolidated financial statements that would be material. The fact that our management and independent registered public accounting firm have concluded in their reports that our internal controls over financial reporting were not effective could lead investors to lose confidence in our reported financial information.

We may not be able to generate sufficient taxable income to fully realize our domestic deferred tax assets, which would also have to be reduced if U.S. federal income tax rates are lowered.

At September 26, 2013, we have recognized domestic net deferred tax assets of approximately $343.6 million. If we are unable to generate sufficient taxable income, we will not be able to fully realize the recorded amount of the net deferred tax assets. The Company’s projections of future taxable income required to fully realize the recorded amount of the net deferred tax assets reflect numerous assumptions about our operating business and investments, and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to the Company could result in the need to record a deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to total stockholders’ equity. In addition, if U.S. federal income tax rates are lowered, the Company would be required to reduce its net deferred tax assets with a corresponding reduction to earnings during the period. The Company’s estimate of future taxable income considers all available evidence, both positive and negative, about its operating business and investments. The Company believes that its estimate of future taxable income is reasonable but inherently uncertain, and if its current or future operations and investments generate taxable income different than the projected amounts, recording a valuation allowance is possible.

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

For the G650 program, we currently have $135.1 million of accounts receivable that are related to Gulfstream short-paid invoices for deliveries from 2010 through the present. As described in more detail in Note 21 (Commitments, Contingencies and Guarantees) to the Company’s Condensed Consolidated Financial Statements, in August, 2013, we instituted a demand for arbitration against Gulfstream, seeking damages from Gulfstream for the incomplete payments, as well as other damages and relief. Gulfstream counterclaimed against Spirit in the arbitration, seeking liquidated damages for delayed deliveries of wings, as well as other damages and relief.  While we believe that the short-paid amount is collectible, if we are unable to collect this amount or if it becomes part of an overall settlement or arbitration award, recognition of additional forward losses on the G650 program could be required and the future cash flows of the Company could be significantly impacted.

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit
10.1†	Employment Agreement between Spirit AeroSystems, Inc. and Sanjay Kapoor dated August 23, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS@**	XBRL Instance Document.

101.SCH@**	XBRL Taxonomy Extension Schema Document.

101.CAL@**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF@**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB@**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE@**	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Incorporated by reference to the Current Report on Form 8-K (File No. 001-33160), filed with the SEC on August 26, 2013, Exhibit 10.1

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Sanjay Kapoor	Senior Vice President and Chief Financial	November 1, 2013
Sanjay Kapoor	Officer (Principal Financial Officer)