Form 10-K
period 2013-12-31
Spirit AeroSystems Holdings, Inc.
filed 2014-02-19
CIK 1364885

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

          The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the class A common stock on June 27, 2013, as reported on the New York Stock Exchange was approximately $2,643,834,149.

          As of February 12, 2014, the registrant had outstanding 120,991,868 shares of class A common stock, $0.01 par value per share, and 23,817,017 shares of class B common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed not later than 120 day after the end of the fiscal year covered by this Report are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

        Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

  •
  our ability to continue to grow our business and execute our growth strategy, including the timing, execution, and profitability of new and maturing programs;

  •
  our ability to perform our obligations and manage costs related to our new and maturing commercial, business aircraft, and military development programs and the related recurring production;

  •
  margin pressures and the potential for additional forward losses on new and maturing programs;

  •
  our ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft;

  •
  the effect on business and commercial aircraft demand and build rates of the following factors: changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market, expanding conflicts or political unrest in the Middle East or Asia and the impact of continuing instability in global financial and credit markets, including, but not limited to, any failure to avert a sovereign debt crisis in Europe;

  •
  customer cancellations or deferrals as a result of global economic uncertainty;

  •
  the success and timely execution of key milestones such as certification and first delivery of Airbus' A350 XWB aircraft program, receipt of necessary regulatory approvals and customer adherence to their announced schedules;

  •
  our ability to successfully negotiate new pricing under our agreements with Boeing;

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

  •
  our ability to sell all or any portion of our Oklahoma sites for a price and on terms acceptable to us;

  •
  competition from commercial aerospace original equipment manufacturers and other aerostructures suppliers;

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

  •
  the outcome or impact of ongoing or future litigation, claims and regulatory actions; and

  •
  our exposure to potential product liability and warranty claims;

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

PART I

Item 1.    Business

Our Company

        Unless the context otherwise indicates or requires, as used in this Annual Report, references to "we," "us," "our," or the "Company" refer to Spirit AeroSystems Holdings, Inc., its subsidiaries and predecessors. References to "Spirit" refer only to our subsidiary, Spirit AeroSystems, Inc., and references to "Spirit Holdings" or "Holdings" refer only to Spirit AeroSystems Holdings, Inc. References to "Boeing" refer to The Boeing Company and references to "Airbus" refer to Airbus S.A.S., a division of Airbus Group NV. References to "OEM" refer to commercial aerospace original equipment manufacturer.

        We are one of the largest independent non-OEM aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the twelve months ended December 31, 2013, we generated net revenues of $5,961.0 million, and had net loss of $621.4 million.

        Spirit Holdings was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of Boeing's operations in Wichita, Kansas; Tulsa, Oklahoma and McAlester, Oklahoma (the "Boeing Acquisition") by an investor group led by Onex Partners LP and Onex Corporation (together with its affiliates, "Onex"). Boeing's commercial aerostructures manufacturing operations in Wichita, Kansas and Tulsa and McAlester, Oklahoma, are referred to in this Report as "Boeing Wichita." Although Spirit began operations as a stand-alone company in 2005, its predecessor, Boeing Wichita (the "Predecessor"), had 75 years of operating history and expertise in the commercial and military aerostructures industry. Spirit Holdings, Spirit's parent company, has had publicly traded shares on the New York Stock Exchange under the ticker "SPR" since November 2006. Onex continues to hold approximately 94% of Spirit Holdings' class B common shares, which represents approximately 62% of total Spirit Holdings stockholder voting power.

        On April 1, 2006, we became a supplier to Airbus through our acquisition of the aerostructures division of BAE Systems (Operations) Limited, referred to in this Report as "BAE Systems." The acquired division of BAE Systems is referred to in this Report as "BAE Aerostructures," and the acquisition of BAE Aerostructures is referred to as the "BAE Acquisition."

        We manufacture aerostructures for every Boeing commercial aircraft currently in production, including the majority of the airframe content for the Boeing B737, the most popular major commercial aircraft in history. As a result of our unique capabilities both in process design and composite materials, we were awarded a contract that makes us the largest aerostructures content supplier on the Boeing B787, Boeing's next generation twin aisle aircraft. In addition, we are one of the largest content suppliers of wing systems for the Airbus A320 family, we are a significant supplier for the Airbus A380, and we will be a significant supplier for the new Airbus A350 XWB (Xtra Wide-Body) after the development stage of the program. Sales related to the large commercial aircraft market, some of which may be used in military applications, represented approximately 99% of our net revenues for the twelve-month period ended December 31, 2013.

        We derive our revenues primarily through long-term supply agreements with Boeing and Airbus. For the twelve months ended December 31, 2013, approximately 84% and 10% of our net revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier of 97% of the products we sell to Boeing and Airbus, as measured by the dollar value of products sold. We are a critical partner to our customers due to the broad range of products we currently supply to them and our leading design and manufacturing capabilities using both metallic and composite materials. Under our supply agreements with Boeing and Airbus, we supply products for the life of the aircraft program (other than the A350 XWB and A380), including commercial derivative models. For the A350 XWB and A380, we have long-term requirements contracts with Airbus.

        Since Spirit's incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Israel Aerospace Industries, Bombardier, Mitsubishi Aircraft Corporation, Bell Helicopter, Southwest Airlines, United Airlines and American Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita and Chanute, Kansas; Kinston, North Carolina; Saint-Nazaire, France; and Subang, Malaysia.

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

        In connection with the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing's exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the Boeing Acquisition. The Supply Agreement is a requirements contract covering certain products such as fuselages, struts/pylons and wing components for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models. Pricing for existing products on in-production models expired in May 2013 and interim pricing provisions under the supply agreement are currently in effect. We are currently negotiating future pricing terms with Boeing. The future pricing will be effective for a period to be agreed upon by the parties. The interim pricing terms are determined according to the existing prices as of May 2013 using a quantity-based price adjustment formula and specified annual escalation until such time as future pricing is agreed. Interim pricing will be retroactively adjusted in the period in which we agree on future pricing terms.

        We also entered into a long-term supply agreement with Boeing for the B787 aircraft, covering the life of this aircraft program, including commercial derivatives. Under this contract we are Boeing's exclusive supplier for the forward fuselage, fixed and moveable leading wing edges and engine pylons for the B787. Pricing for the initial configuration of the B787-8 model is generally set through 2021, with prices decreasing as cumulative production volume levels are achieved. The B787 Supply Agreement provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties. The parties have engaged in discussions concerning how to determine initial B787-9 and B787-10 pricing and have not yet reached agreement. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes, including design changes from the contract configuration baseline for each B787 model.

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

Our Relationship with Boeing

  Supply Agreement with Boeing for B737, B747, B767 and B777 Platforms

        Overview.    In connection with the Boeing Acquisition, Spirit entered into long-term supply agreements under which we are Boeing's exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the closing of the Boeing Acquisition. The main supply contract is primarily comprised of two separate agreements: (1) the Special Business Provisions, or Sustaining SBP, which sets forth the specific terms of the supply arrangement with regard to Boeing's B737, B747, B767 and B777 aircraft and (2) the General Terms Agreement, or GTA, which sets forth other general contractual provisions relating to our various supply arrangements with Boeing, including provisions relating to termination, events of default, assignment, ordering procedures, inspections and quality controls. The summary below describes provisions contained in both the Sustaining SBP and the GTA as both agreements govern the main supply arrangement. We refer to the Sustaining SBP, the GTA and any related purchase order or contract collectively as the "Supply Agreement." The Supply Agreement is a requirements contract which covers certain products, including fuselages, struts/pylons and nacelles (including thrust reversers), wings and wing components, as well as tooling, for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models. During the term of the Supply Agreement and absent default by Spirit, Boeing is obligated to purchase from Spirit all of its requirements for products covered by the Supply Agreement. Although Boeing is not required to maintain a minimum production rate, Boeing is subject to a maximum production rate above which it must negotiate with us regarding responsibility for non-recurring expenditures related to a capacity increase.

        Pricing.    The pricing terms for recurring products under the Supply Agreement expired in May 2013. Under these terms, prices were adjusted each year based on a quantity-based price adjustment formula described in the Supply Agreement whereby average per-unit prices are higher at lower volumes and lower at higher volumes. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other changes. See "Changes" below.

        As the expiration of the established pricing terms has passed, Boeing and Spirit are currently negotiating future pricing, to be applicable for a period to be agreed upon by the parties. Boeing and Spirit are required to negotiate the pricing for such additional period in good faith based on prevailing U.S. market conditions for forward fuselages, B737 fuselages and B737/B777 struts and nacelles and based on prevailing global market conditions for all other products. Until the parties are able to agree upon future pricing, pricing will be determined according to the price as of the expiration of the initial eight-year period, adjusted using the existing quantity-based price adjustment formula and annual escalation and such interim pricing will be retroactively adjusted in the period in which we agree on future pricing terms.

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

  B787 Supply Agreement with Boeing

        Overview.    Spirit and Boeing also entered into a long-term supply agreement for Boeing's B787 program, or the B787 Supply Agreement, which covers the life of the program and commercial derivatives. The B787 Supply Agreement is a requirements contract pursuant to which Spirit is Boeing's exclusive supplier for the forward fuselage, fixed and moveable leading wing edges, engine pylons and related tooling for the B787. While the B787 Supply Agreement does not provide for a minimum or maximum production rate, the agreement acknowledges that Spirit is responsible for capitalization to support a rate of ten per month. If Boeing decides to increase production above ten ship sets per month, and if a certain percentage of the profit margin of the additional revenue due to the increase is not projected to recover expenditures required to increase the production rate beyond that level, Spirit will negotiate with Boeing regarding an equitable price adjustment. Pursuant to the B787 Amendment described below, Spirit has agreed to proceed with all necessary capital and equipment investments required to support a rate of ten ship sets per month. Under the B787 Supply Agreement, Spirit also provides certain support, development and redesign engineering services to Boeing at an agreed hourly rate.

        Pricing.    Pricing for the initial configuration of the B787-8 model is generally established through 2021, with prices decreasing as cumulative volume levels are met over the life of the program. The B787 Supply Agreement provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties. The parties have engaged in discussions concerning how to determine the initial B787-9 and B787-10 prices and have not yet reached agreement. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes, including design changes from the contract configuration baseline for each B787 model. As outlined in the amendment to the B787 Supply Agreement dated May 12, 2011 (the "B787 Amendment"), both parties will participate in an annual price adjustment process for each B787 model, which will involve an evaluation of the cost impact to Spirit as a result of Boeing directed changes. The price adjustments are calculated using a methodology set out in the B787 Supply Agreement. The evaluations take place and conclude in the first quarter of each calendar year and apply retroactively to certain of the prior year's prices to the extent set out in the B787 Supply Agreement. In June 2013, Spirit and Boeing completed the first annual price adjustment for the B787-8.

        Advance Payments/Deferred Revenue.    In December 2010, Spirit and Boeing entered into a memorandum of agreement ("MOA") and a settlement agreement regarding certain claims associated with the development and production of the B787 airplane. As part of these agreements, Spirit received a payment for $236.2 million which was recorded as deferred revenue (short-term) within the December 31, 2010 consolidated balance sheet pending finalization of a contract amendment, which would contain the final settlement terms. On May 12, 2011, Spirit and Boeing entered into the B787 Amendment, which finalized and implemented substantially all of the provisions of the December 2010 MOA. Among other things, the B787 Amendment spread out repayment of a $700.0 million cash advance made by Boeing to Spirit in 2007 to be offset against the purchase price of the first 1,000 B787 ship sets delivered to Boeing, instead of the first 500 ship sets. In the event Boeing does not take delivery of 1,000 ship sets prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. The B787 Amendment also changed the treatment of advances paid by Boeing for certain non-recurring work into a nonrefundable payment in full for such work.

        Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2013, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was $600.2 million.

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

        Additional License From Boeing.    Boeing has licensed certain intellectual property rights to Spirit under a Hardware Material Services General Terms Agreement, or HMSGTA, and four initial Supplemental License Agreements, or SLAs, under the HMSGTA. The HMSGTA and the initial SLAs grant Spirit licenses to use Boeing intellectual property to manufacture listed parts for the aftermarket and to perform maintenance, repair and overhaul, or MRO, of aircraft and aircraft components for customers other than Boeing. These agreements also permit Spirit to use knowledge obtained by Spirit personnel prior to the closing of the Boeing Acquisition. Spirit also may obtain additional SLAs from Boeing and those SLAs will also supersede the restrictions on Spirit's use of Boeing's proprietary information and materials described above. Spirit pays Boeing royalties for the use of these licenses.

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

Our Products

        We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections; (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components; and (3) Wing Systems, which includes wing systems and components, flight control surfaces and other miscellaneous structural parts. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant for the A350 XWB in Saint-Nazaire, France. The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas, and the Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia and Kinston, North Carolina. Fuselage Systems, Propulsion Systems and Wing Systems represented approximately 48%, 27%, and 25%, of our net revenues for the twelve months ended December 31, 2013, respectively. All other activities fall within the All Other segment, representing less than 1% of our net revenues for the twelve months ended December 31, 2013, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita.

        As the programs we are involved in move through their life cycles, we classify them based on where they fall in the life cycle. The following table summarizes the program phases and programs in each category:

Program Phases	Life Cycle	Aircraft Platform
New	Generally early in development phase with possible low rate production	A350 XWB, Sikorsky CH53-K, Mitsubishi Regional Jet, Bombardier CSeries
Significant design evolution
Typically has not achieved certifications
Maturing	Generally in early production phase	B787, Rolls-Royce BR725, G280,
	Typically certification is achieved in this phase	G650, KC-46
Less design evolution than in new program phase
Mature	Generally at full-rate production	B737, B747, B767, B777, A320
	Typically certification has been achieved	Family, A330, A380, P8-A
Relatively stable design with less engineering change

  Commercial Aircraft Structures

        We principally design, engineer and manufacture commercial aircraft structures such as fuselages, nacelles (including thrust reversers), struts/pylons, wings and wing assemblies and flight control surfaces. We are the largest independent supplier of aerostructures to Boeing and one of the largest independent suppliers of aerostructures to Airbus. Sales related to the commercial aircraft structures market, some of which may be used in military applications, represented approximately 99% of our net revenues for the year ended December 31, 2013.

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

        The following table summarizes the major commercial programs that we currently have under long-term contract by product and aircraft platform.

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

  Military Equipment

        In addition to providing aerostructures for commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We have been awarded a significant amount of work for the B737 P-8A, B737 C40 and B767 KC-46 Tanker. The B737 P-8A, B737 C40 and B767 KC-46 Tanker are commercial aircraft modified for military use. Other military programs for which we provide products include the development of the Sikorsky CH-53K and Bell Helicopter V-280 tilt-rotor, and various other programs.

        The following table summarizes the major military programs that we currently have under long-term contract by product and military platform. Rotorcraft is part of the Fuselage Systems segment and low observables, radome and other military are part of the Wing Systems segment.

Product	Description	Military Platform
Low Observables	Radar absorbent and translucent materials	Various
Rotorcraft	Forward cockpit and cabin	Sikorsky CH-53K Development Program
	Fuselage	Bell Helicopter V-280 Development Program
Other Military	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	Various

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

Our Competitive Strengths

        We believe our key competitive strengths include:

        Leading Position in the Growing Commercial Aerostructures Market.    We are one of the largest independent non-OEM commercial aerostructures manufacturers with an estimated 17% market share of the global market. Based on their published aircraft backlog figures, Boeing and Airbus had a combined backlog of 10,639 commercial aircraft as of December 31, 2013, and 9,055 commercial aircraft as of December 31, 2012. We are under contract to provide aerostructure products for approximately 98% of the aircraft that comprise this commercial aircraft backlog. We are currently the sole-source supplier of 97% of the products we sell to Boeing and Airbus, as measured by dollar value of the products sold. The significant Boeing and Airbus aircraft order backlog for scheduled deliveries in this decade, and our strong relationships with Boeing and Airbus, should enable us to continue to profitably grow our core commercial aerostructures business.

        Participation on High-Volume and Major Growth Platforms.    We derive a high proportion of our Boeing revenues from the high-volume B737 program and a high proportion of our Airbus revenues from the high-volume A320 program. Boeing's backlog consists of approximately 3,680 B737s (more than eight years of backlog at current build rates) and Airbus' backlog consists of approximately 4,298 aircraft in the A320 family (more than eight years of backlog at current build rates). The B737 and A320 families are Boeing's and Airbus' best-selling commercial airplanes, respectively. We have also been awarded a significant amount of work on major twin-aisle programs, the B777, B787 and A350 XWB.

        Stable Base Business.    We have entered into long-term supply agreements with Boeing and Airbus, our two largest customers, making us the exclusive supplier for most of the products covered by these contracts. Our supply agreements with Boeing provide that we will continue to supply essentially all of the products we currently supply to Boeing for the life of the current aircraft programs, including commercial derivative models. The principal supply agreements we have entered into with Boeing make us Boeing's exclusive source for substantially all of the products covered by the agreements.

        Under our supply agreements with Airbus, we supply most of our products for the life of the aircraft program, including commercial derivative models. For the A380 and A350 XWB, we have long-term requirements contracts with Airbus that cover a fixed number of units. We are currently the sole-source supplier for approximately 50% of the products, as measured by dollar volume, that we sell directly to Airbus.

        Strong Incumbent and Competitive Position.    We have a strong incumbent position on the products we currently supply to Boeing and Airbus, forged by long-standing relationships and long-term supply agreements. Several members of our management team have a long history of working in the aerospace industry, at Boeing Wichita and BAE Aerostructures. We believe our management team possesses inherent knowledge of and relationships with Boeing and Airbus that may not be matched to a corresponding degree between other suppliers and these two OEMs.

        We believe that OEMs incur significant costs to change aerostructures suppliers once contracts are awarded. Such changes after contract award require additional testing and certification, which may create production delays and significant costs for both the OEM and the new supplier. We also believe it would be cost prohibitive for other suppliers to duplicate our facilities and the over 20,000 major pieces of equipment that we own or operate. The combined insurable replacement value of all the buildings and equipment we own or operate is approximately $6.6 billion, including approximately $2.6 billion for buildings, approximately $2.4 billion for equipment that we own and approximately $1.6 billion for other equipment used in the operation of our business. The insurable values represent the estimated replacement cost of buildings and equipment used in our operations and covered by property insurance, and exceed the fair value of assets acquired as determined for financial reporting purposes. As a result, we believe that as long as we continue to meet our customers' requirements, the probability that they change suppliers on our current statement of work is quite low. Our incumbent position also provides us with a competitive advantage with respect to new business from our customers.

        Industry-Leading Technology, Design Capabilities and Manufacturing Expertise.    Spirit AeroSystems, independently, and previously as Boeing Wichita, has over 80 years of experience designing and manufacturing large-scale, complex aerostructures. We possess industry-leading engineering capabilities that include significant expertise in structural design, technology development, test, and regulatory certification (FAA and international civil aviation authorities). We specialize in the use of metallic and composite materials, conducting stress analyses to ensure structural integrity, systems engineering to ensure customer and regulatory requirements are clearly identified and managed, and acoustics technology.

        With approximately 1,500 degreed engineering and technical employees (including over 40 degreed contract engineers) and access to approximately 800 engineers from other engineering firms, we possess knowledge and manufacturing know-how that customers depend on and that would be difficult for other suppliers to replicate. In addition to our engineering expertise, we have strong manufacturing and technological capabilities. Our manufacturing processes are highly automated, delivering efficiency and quality, and we have expertise in manufacturing aerostructures using both metallic and composite materials. We have strong technical expertise in bonding and metals fabrication, assembly, tooling and composite manufacturing, including the handling of all composite material grades and fabricating large-scale complex contour composites. We provide aftermarket support for the products we design and build.

        We believe our technological, engineering and manufacturing capabilities separate us from many of our competitors and give us a significant competitive advantage to grow our business and increase our market share. The fact that we are one of the major external suppliers of forward fuselages for large commercial aircraft demonstrates our industry leadership. The forward fuselage is one of the most complex and technologically advanced aerostructures on a commercial aircraft because it must satisfy the aircraft's contour requirements; balance strength, aerodynamics and weight; and house the cockpit and avionics.

        Competitive and Predictable Labor Cost Structure.    Following the Boeing Acquisition, we entered into new labor contracts with our unions that established wage levels that are aligned with the local market. We also changed work rules and significantly reduced the number of job categories, resulting in greater flexibility in work assignment programs and increased productivity. Over the past four years, we successfully negotiated long-term labor agreements with each of the five unions representing factory and office workers in our U.S. locations. As a result, we expect our labor costs to be stable and predictable through 2019.

        Experienced Management Team.    We have an experienced and proven management team with significant aerospace and defense industry experience. We continue to add new talent to our management team and realign our existing talent pool. Our management team has successfully expanded our business and established the stand-alone operations of our business, and is actively working to reduce costs. Many of our executives and senior managers have lengthy experience working with our primary customers, including Boeing and Airbus, which provides us with detailed insight into how we can better serve our customers.

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

        The Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs, as well as related spares and MRO. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas; Kinston, North Carolina; and Saint-Nazaire, France.

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

        We are evaluating the potential realignment of our reportable segments as part of our 2014 business strategy. The reportable segment amounts and discussions reflected in this Annual Report reflect the management reporting that existed through the end of our 2013 fiscal year.

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

Customers

        Our primary customers are aircraft OEMs. Boeing and Airbus are our two largest customers. We are the largest independent aerostructures supplier to Boeing and one of the largest independent suppliers to Airbus. We entered into long-term supply agreements with our customers to provide aerostructure products to aircraft programs. As of December 31, 2013, virtually all of the products we sell are under long-term contracts and 97% of those products, as measured by dollar value of products sold, are supplied by us on a sole-sourced basis.

        We have good relationships with our customers due to our diverse product offerings, leading design and manufacturing capabilities using both metallic and composite materials, and competitive pricing.

        Boeing.    For the twelve months ended December 31, 2013, approximately 84% of our revenues were from sales to Boeing. We have a strong relationship with Boeing given our predecessor's 75+ year history as a Boeing division. As part of the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing's exclusive supplier for substantially all of the products and services provided by Boeing Wichita prior to the Boeing Acquisition for the life of the programs. In addition, Boeing selected us to be the design leader for the Boeing B787 forward fuselage based in part on our expertise with composite technologies.

        We believe our relationship with Boeing is unmatched in the industry and will allow us to continue to be an integral partner with Boeing in the designing, engineering and manufacturing of complex aerostructures.

        Airbus.    For the twelve months ended December 31, 2013, approximately 10% of our revenues were from sales to Airbus. As a result of the BAE Acquisition, we became one of the largest independent aerostructures suppliers to Airbus, and we have expanded our relationship through new business wins. Under our supply agreement with Airbus, we supply products for the life of the aircraft program, including commercial derivative models, with pricing determined through 2015. For the A350 XWB and A380 programs, we have long-term requirements contracts with Airbus that cover a fixed number of units. We believe we can leverage our relationship with Airbus and our history of delivering high-quality products to further increase our sales to Airbus and continue to partner with Airbus on new programs going forward.

        We are a significant supplier of the composite fuselage structure for the new Airbus A350 XWB. To accommodate this and other work, we expanded our operations in 2011 with the opening of a manufacturing facility in Kinston, North Carolina and an assembly plant in Saint-Nazaire, France, which will assemble the center fuselage sections it receives from the Kinston, North Carolina facility before transporting the completed assembled unit to Airbus. In addition, we have a contract with Airbus to design and manufacture a major wing structure for the A350 XWB program. Spirit Europe designs and assembles the wing leading edge structure primarily at its facility in Prestwick, Scotland. The composite front spar is built at the facility in Kinston, North Carolina with sub-assemblies being manufactured at the Spirit AeroSystems Malaysia facility in Subang, Malaysia.

        Although most of our revenues are obtained from sales inside the U.S., we generated $806.1 million, $785.7 million, and $653.1 million in sales to international customers for the twelve months ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively, primarily to Airbus.

        The following chart illustrates the split between domestic and foreign revenues (dollars in millions):

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$5,154.9	87%	$4,612.0	85%	$4,210.7	87%
International
United Kingdom	559.7	9%	470.4	9%	422.6	8%
Other	246.4	4%	315.3	6%	230.5	5%

Total International	806.1	13%	785.7	15%	653.1	13%

Total Revenues	$5,961.0	100%	$5,397.7	100%	$4,863.8	100%

(1)
Revenues are attributable to countries based on the destination where goods are delivered.

        The international revenue is included primarily in the Wing Systems segment. All other segment revenues are primarily from U.S. sales. Approximately 6% of our long-lived assets based on book value are located in the United Kingdom as part of Spirit Europe with approximately another 5% of our long-lived assets located in countries outside the United States and the United Kingdom.

Expected Backlog

        As of December 31, 2013, our expected backlog associated with large commercial aircraft, business and regional jet, and military equipment deliveries through 2019, calculated based on contractual product prices and expected delivery volumes, was approximately $41.1 billion. This is an increase of $5.8 billion from our corresponding estimate as of the end of 2012 reflecting the fact that Airbus and Boeing new orders exceeded deliveries in 2013. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing and Airbus announced backlog on our supply agreements. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2013 may not necessarily represent the actual amount of deliveries or sales for any future period.

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

        Our manufacturing expertise is supported by our state-of-the-art equipment. We have over 20,000 major pieces of equipment installed in our customized manufacturing facilities. For example, for the manufacture of the B787 composite forward fuselage, we installed a 30-foot diameter by 70-foot long autoclave, which is one of the largest autoclaves in the world. An autoclave is an enclosure device that generates controlled internal heat and pressure conditions used to cure and bond certain resins which is used in the manufacture of composite structures. We installed a comparable autoclave as well as other specialized machines in Kinston, North Carolina to support our work on the A350 XWB. We intend to continue to make the appropriate investments in our facilities to support and maintain our industry-leading manufacturing expertise.

  Engineering

        Spirit employs approximately 1,500 engineers and technical employees, including over 40 contract engineers. In addition, we currently contract the work of approximately 800 engineers from engineering services firms worldwide.

        Spirit employs 28 technical fellows who are experts in engineering and who keep the Company current with new technology by producing technical solutions for new and existing products and processes. We also employ 13 FAA designees and an additional 13 engineers who are in the process of becoming designees. The designees are experienced engineers appointed by the FAA to approve engineering data and witness compliance testing used for certification. In addition, we have an additional seven FAA designees available via contract to assist on an as-needed basis.

        The primary purpose of the engineering organization is to provide continuous support for new and ongoing designs, technology innovation and development for customer advancements, and production-related process improvements. We possess a broad base of engineering skills for design, analysis, test, certification, tooling and support of major fuselage, wing and propulsion assemblies using both metallic and composite materials. In addition, our regulatory certification expertise helps ensure associated designs and design changes are compliant with applicable regulations.

        Our engineering organization is composed of four primary groups, including: (1) Structures Design and Drafting, which focuses on production support, design-for-manufacturing and major product derivatives, and new customer introductions; (2) Structures Technology, which focuses on overall structural integrity over the lifecycle of the airframe through stress and durability analysis, damage tolerance analysis and vibration testing; (3) Manufacturing Engineering, which is responsible for applying lean manufacturing techniques, interpreting design drawings and providing manufacturing sequence work plans; and (4) Liaison, Lab and Materials, Processes and Standards, which conducts research into defects discovered by quality assurance through analytical chemistry, metallurgical, static and dynamic testing and full-scale testing.

        Our industry-leading engineering capabilities are key strategic factors differentiating us from our competitors.

  Research and Development

        We believe that world-class research and development helps to maintain our position as an advanced partner to our OEM customers' new product development teams. As a result, we spend significant capital and financial resources on our research and development, including approximately $34.7 million during the year ended December 31, 2013, approximately $34.1 million during the year ended December 31, 2012, and approximately $35.7 million during the year ended December 31, 2011. Through our research, we strive to develop unique intellectual property and technologies that will improve our OEM customers' products and, at the same time, position us to win work on new products. Our development effort primarily focuses on preparing for the initial production of new products and improving manufacturing processes on our current work. It also serves as an ongoing process that helps develop ways to reduce production costs and streamline manufacturing processes.

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

        Currently we have approximately 1,400 active manufacturing suppliers. No one supplier represents more than 3% of our total cost of sales. Our strategy is to enter into long-term contracts with suppliers to secure competitive pricing. Our exposure to rising costs of raw material is limited to some extent through leveraging relationships with our OEM's high-volume contracts.

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

        New regulations or more stringent enforcement of existing requirements could also result in additional compliance costs. For example, various governments have enacted or are considering enactment of laws to reduce emissions of carbon dioxide and other so-called greenhouse gases ("GHG"). In particular, the U.S. Environmental Protection Agency (the "EPA") has promulgated new regulations that require certain of our facilities to report annual GHG emissions and may require new operating permits to be issued for those facilities. In the absence of a national price for carbon-based air pollutant emissions, new legislation from Congress, or information relative to additional regulation from the EPA, we are not in a position at this time to estimate the costs which may result from these or similar actions.

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

        Our principal competitors among OEMs include Airbus (including their wholly-owned subsidiaries Aerolia SAS, and Premium Aerotec GmbH), Boeing, Dassault Aviation, Embraer Brazilian Aviation Co., Alenia Aermacchi, Gulfstream Aerospace Co., United Technologies Corporation, and Textron Inc. These OEMs may choose not to outsource production of aerostructures due to their own direct labor and overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce parts in-house or to outsource them. Offset requirements from customers of OEMs may also drive some decisions relative to their business model for production.

        Our principal competitors among non-OEM aerostructures suppliers are Aircelle S.A., Fuji Heavy Industries, Ltd., GKN Aerospace, Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Sonaca, Triumph Group, Inc., Latecoere S.A., and Nexcelle. Our ability to compete for new aerostructures contracts depends upon (1) our design, engineering and manufacturing capabilities, (2) our underlying cost and pricing structure, (3) our business relationship with OEMs, and (4) our available manufacturing capacity. Some of our competitors have greater resources than we do and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply-chain management and sales and marketing, and we may not have enough resources to make such investments.

Employees

        As of December 31, 2013, we had approximately 13,948 employees and approximately 229 contract labor personnel, located in our six U.S. facilities. Approximately 85% of our U.S. employees are represented by five unions. Our largest union is the International Association of Machinists and Aerospace Workers ("IAM"), which represents approximately 7,270 employees, or 52%, of the U.S. workforce. We successfully negotiated a new long-term ten-year contract with the IAM in 2010, which is in effect through June 25, 2020. For IAM-represented employees at our Kinston, North Carolina facility, we successfully negotiated a new long-term contract in December 2012, which is in effect through December 2024. The Society of Professional Engineering Employees in Aerospace — Wichita Technical and Professional Unit ("SPEEA — WTPU") represents approximately 1,696 employees, or 12%, of the U.S. workforce. In December of 2011, we successfully negotiated a new 9 1/2 year contract with SPEEA-WTPU, which is in effect through January 31, 2021. The International Union, Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") represents approximately 1,978 employees, or 14%, of the U.S. workforce. The UAW contract is in effect through November 30, 2020. The Society of Professional Engineering Employees in Aerospace — Wichita Engineering Unit ("SPEEA — WEU") represents approximately 704 employees, or 5%, of the U.S. workforce. We successfully negotiated a new contract with this union in 2012, which is in effect through December 1, 2018. The International Brotherhood of Electrical Workers ("IBEW") represents approximately 193 employees, or 1%, of the U.S. workforce. The IBEW contract is in effect through September 18, 2020.

        As of December 31, 2013, we had approximately 953 employees and approximately 75 contract labor personnel located in our two U.K. facilities. Approximately 679, or 71%, of our U.K. employees are represented by one union, Unite (Amicus Section). In 2013, the Company negotiated two separate ten-year pay agreements, with the Manual Staff bargaining and the Monthly Staff bargaining groups of the Unite union. These agreements fundamentally cover basic pay and variable at risk pay, while other employee terms and conditions generally remain the same from year to year until both parties agree to change them. The current pay agreements expire December 31, 2022.

        As of December 31, 2013, we had approximately 562 employees and approximately 14 contract labor personnel in our Malaysia facility. None of our Malaysia employees are currently represented by a union.

        As of December 31, 2013, we had approximately 109 employees and approximately 41 contract labor personnel in our French facilities. None of our France employees are currently represented by a union.

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

Governmental Regulations

        The commercial aircraft component industry is highly regulated by the Federal Aviation Authority, or FAA, in the United States, the Joint Aviation Authority, or JAA, in Europe and other agencies throughout the world. The military aircraft component industry is governed by military quality specifications. We, and the components we manufacture, are required to be certified by one or more of these entities or agencies, and, in some cases, by individual OEMs, to engineer and service parts and components used in specific aircraft models.

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

        We make available through our Internet website, under the heading "Investor Relations", our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports after we electronically file such materials with the Securities and Exchange Commission ("SEC"). Copies of our key corporate governance documents, including our Corporate Governance Guidelines, Code of Ethics and Business Conduct, Finance Code of Conduct and charters for our Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are also available on our website.

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

        The commercial airline industry is impacted by the strength of the global economy and the geopolitical events around the world. Possible exogenous shocks such as expanding conflicts or political unrest in the Middle East or Asia, renewed terrorist attacks against the industry, or pandemic health crises have the potential to cause precipitous declines in air traffic. Any protracted economic slump, adverse credit market conditions, future terrorist attacks, war or health concerns could cause airlines to cancel or delay the purchase of additional new aircraft which could result in a deterioration of commercial airplane backlogs. If demand for new aircraft decreases, there would likely be a decrease in demand for our commercial aircraft products, and our business, financial condition and results of operations could be materially adversely affected.

     Our business jet programs are sensitive to consumer preferences in the business jet market.

        Our business jet program success is tied to demand for products from the manufacturers with whom we contract. The business jet market is impacted by consumer preference for different business jet models. If demand for new aircraft from our customers decreases, there would likely be a corresponding decrease in demand for our business jet products, and our business, financial condition and results of operations could be materially adversely affected.

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

        Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the twelve months ended December 31, 2013, approximately 84% and 10% of our net revenues were generated from sales to Boeing and Airbus, respectively. Although our strategy, in part, is to diversify our customer base by entering into supply arrangements with additional customers, we cannot give any assurance that we will be successful in doing so. Even if we are successful in obtaining and retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future. Although we are a party to various supply contracts with Boeing and Airbus which obligate Boeing and Airbus to purchase all of their requirements for certain products from us, those agreements generally do not require specific minimum purchase volumes. In addition, if we breach certain obligations under these supply agreements and Boeing or Airbus exercises its right to terminate such agreements, our business will be materially adversely affected. Boeing and Airbus have the contractual right to cancel their supply agreements with us for convenience, which could include the termination of one or more aircraft models or programs for which we supply products. Although Boeing and Airbus would be required to reimburse us for certain expenses, there can be no assurance these payments would adequately cover our expenses or lost profits resulting from the termination. In addition, we have agreed to a limitation on recoverable damages if Boeing wrongfully terminates our main supply agreement with respect to any model or program. If this occurs, we may not be able to recover the full amount of our actual damages. Furthermore, if Boeing or Airbus (1) experiences a decrease in requirements for the products which we supply to it; (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply-chain problem or a decrease in orders from its customers; or (3) files for bankruptcy protection; our business, financial condition and results of operations could be materially adversely affected.

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

        For the twelve months ended December 31, 2013, approximately 46% of our net revenues were generated from sales of components to Boeing for the B737 aircraft. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and the military P-8A Poseidon derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model. If we were unable to obtain significant aerostructures supply business for any B737 replacement program, our business, financial condition and results of operations could be materially adversely affected.

     Our business depends, in part, on securing work for replacement programs.

        While we have entered into long-term supply agreements with Boeing to provide components for the B737, B747, B767 and B777 and their commercial derivatives for the life of these aircraft programs, Boeing does not have any obligation to purchase components from us for any subsequent variant of these aircraft that is not a commercial derivative as defined by the Supply Agreement. Boeing has publicly announced its intention to update the B777 with a next-generation twin-engine aircraft program currently named the Boeing 777X. If the changes to the aircraft are later deemed significant enough to disqualify it as a commercial derivative for the B777 under the Supply Agreement, or Boeing successfully establishes it is not capable of being FAA certificated by an amendment to an existing Type Certificate through addition of a minor model or by a Supplemental Type Certificate, there is a risk that we may not be engaged by Boeing on the B777X to generally the same extent of Spirit's involvement in the B777, or at all. If we are unable to obtain significant aerostructures supply business for any update or replacement program for the B777 or any other aircraft program for which we provide significant content, our business, financial condition and results of operations could be materially adversely affected.

     We may be required to repay Boeing up to approximately $600.2 million of advance payments related to the B787 Supply Agreement. The advances must be repaid in the event that Boeing does not take delivery of a sufficient number of ship sets prior to the termination of the aircraft program.

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

        Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2013, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $600.2 million.

     We may be required to repay Airbus up to approximately $243.9 million of advance payments. The advances must be repaid in the event that Airbus does not take delivery of a sufficient number of ship sets prior to the date set out in the advance agreement.

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

        Portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2013, the amount of advance payments received by us from Airbus under the advance agreement and not yet repaid or recognized as revenue was approximately $243.9 million.

     The profitability of certain of our new and maturing programs depends significantly on the assumptions surrounding satisfactory settlement of claims and assertions.

        For certain of our new and maturing programs, we regularly commence work or incorporate customer requested changes prior to negotiating pricing terms for engineering work or the product which has been modified. We typically have the legal right to negotiate pricing for customer directed changes. In those cases, we assert to our customers our contractual rights to obtain the additional revenue or cost reimbursement we expect to receive upon finalizing pricing terms. An expected recovery value of these assertions is incorporated into our contract profitability estimates when applying contract accounting. Our inability to recover these expected values, among other factors, could result in the recognition of a forward loss on these programs and could have a material adverse effect on our results of operations.

        For the G650 program, we currently have $135.1 million of accounts receivable that are related to Gulfstream short-paid invoices for deliveries from 2010 through the end of the third quarter of 2013, the period through which these incomplete payments continued. In August, 2013, we instituted a demand for arbitration against Gulfstream, seeking damages from Gulfstream for the incomplete payments, as well as other damages and relief. Gulfstream counterclaimed against Spirit in the arbitration, seeking liquidated damages for delayed deliveries of wings, as well as other damages and relief. While we believe that the short-paid amount is collectible, if we are unable to collect this amount or if it becomes part of an overall settlement or arbitration award, recognition of additional forward losses on the G650 program could be required and the future cash flows of the Company could be significantly impacted.

     We face risks as we work to successfully execute on new or maturing programs.

        New or maturing programs with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new or maturing aircraft program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new or maturing programs to the customer's satisfaction or manufacture products at our estimated costs, if we were to experience unexpected fluctuations in raw material prices or supplier problems leading to cost overruns, if we were unable to successfully perform under revised design and manufacturing plans or successfully resolve claims and assertions, or if a new or maturing program in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems, our business, financial condition and results of operations could be materially adversely affected. Some of these risks have affected our maturing programs to the extent that we have recorded significant forward losses and maintain certain of our maturing programs at zero or low margins due to our inability to overcome the effects of these risks. We continue to face similar risks as well as the potential for default, quality problems, or inability to meet weight requirements and these could result in continued zero or low margins or additional forward losses, and the risk of having to write-off additional inventory if it were deemed to be unrecoverable over the life of the program. In addition, beginning new work on existing programs also carries risks associated with the transfer of technology, knowledge and tooling.

        In order to perform on new or maturing programs we may be required to construct or acquire new facilities requiring additional up-front investment costs. In the case of significant program delays and/or program cancellations, we could be required to bear certain unrecoverable construction and maintenance costs and incur potential impairment charges for the new facilities. Also, we may need to expend additional resources to determine an alternate revenue-generating use for the facilities. Likewise, significant delays in the construction or acquisition of a plant site could impact production schedules.

     We use estimates in accounting for revenue and cost for our contract blocks. Changes in our estimates could adversely affect our future financial performance.

        The Company recognizes revenue under the contract method of accounting and estimates revenue and cost for contract blocks that span a period of multiple years. The contract method of accounting requires judgment on a number of underlying assumptions to develop our estimates. Due to the significant length of time over which revenue streams are generated, the variability of future period estimated revenue and cost may be adversely affected if circumstances or underlying assumptions change. For additional information on our accounting policies for recognizing revenue and profit, please see our discussion under "Management's Discussion and Analysis — Critical Accounting Policies" in this Form 10-K.

        Additionally, variability of future period estimated revenue and cost may result in recording additional valuation allowances against future deferred tax assets, which could adversely affect our future financial performance.

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

        There can be no assurance that any sale of all or any portion of our Oklahoma sites will be completed in a timely manner, on a cost-effective basis, on terms favorable to us, or at all. A significant divestiture such as this typically entails numerous potential risks, including:

  •
  diversion of resources and management's attention from the operation of the business;

  •
  loss of key employees following such a transaction;

  •
  insufficient proceeds to offset transaction related expenses;

  •
  negative effects on our reported results of operations from disposition-related charges, amortization expenses related to intangibles, charges for impairment of long-term assets;

  •
  difficulties in the separation of operations, services, products and personnel;

  •
  the need to agree to retain or assume certain or future liabilities in order to complete the divestiture; and

  •
  damage to our existing customer, supplier and other business relationships.

        Furthermore, the pursuit of any such transaction may require the expenditure of substantial legal and other fees, which may be incurred whether or not a transaction is consummated. As a result of the aforementioned risks, among others, the pursuit of the divestiture may not lead to increased stockholder value.

        We actively consider other divestitures from time to time. If we decide to pursue any other divestiture, it may involve numerous potential risks, including those described above.

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

        Our principal competitors among non-OEM aerostructures suppliers are Aircelle S.A., Fuji Heavy Industries, Ltd., GKN Aerospace, Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Sonaca, Triumph Group, Inc., Latecoere S.A., and Nexcelle. Some of our competitors have greater resources than we do and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply-chain management and sales and marketing, and we may not have enough resources to make such investments. For these reasons, we may not be able to compete successfully in this market or against our competitors, which could have a material adverse effect on our business, financial condition and results of operations.

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

     New regulations related to conflict minerals have and will continue to force us to incur additional expenses, may make our supply chain more complex, and could adversely impact our business.

        The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 contains provisions to improve transparency and accountability concerning the supply of certain minerals and metals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012, the SEC adopted annual investigation, disclosure and reporting requirements for those companies that manufacture or contract to manufacture products that contain conflict minerals that originated from the DRC and adjoining countries. As initial disclosure requirements commence in May 2014 (with respect to 2013), we have and will continue to incur compliance costs, including costs related to determining the sources of conflict minerals used in our products and other potential changes to processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in certain of our products. As there may be only a limited number of suppliers offering "conflict free" minerals, we cannot be sure that we will be able to obtain necessary conflict-free minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free.

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

        A Department of Defense ("DOD") FCL is required for a company to be awarded and perform on classified contracts for the DOD and certain other agencies of the U.S. Government. From time to time we have performed and may perform on classified contracts, although we did not generate any revenues from classified contracts for the twelve months ended December 31, 2013. We have obtained an FCL at the

"Secret" level. Due to the fact that more than 50% of our voting power is effectively controlled by a non-U.S. entity (Onex), we are required to operate in accordance with the terms and requirements of our Special Security Agreement ("SSA") with the DOD. If we were to violate the terms and requirements of our SSA, the NISPOM, or any other applicable U.S. Government industrial security regulations, we could lose our FCL. We cannot give any assurance that we will be able to maintain our FCL. If for some reason our FCL is invalidated or terminated, we may not be able to continue to perform under our classified contracts in effect at that time, and we would not be able to enter into new classified contracts, which could adversely affect our revenues.

     We derive a significant portion of our net revenues from direct and indirect sales outside the United States and are subject to the risks of doing business in foreign countries.

        We derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the United States. In addition, for the twelve months ended December 31, 2013, direct sales to our non-U.S. customers accounted for approximately 13% of our net revenues. We expect that our and our customers' international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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

        We provide most of our products and services through long-term contracts in which the pricing terms are fixed based on certain production volumes. Accordingly, there is the risk that we will not be able to sustain a cost structure that is consistent with assumptions used in bidding on contracts. Increased or unexpected costs may reduce our profit margins or cause us to sustain losses on these contracts. Other than certain increases in raw material costs which can be passed on to our customers in most instances, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a contract or cause a loss.

        This risk particularly applies to products such as the Boeing B787, for which we had delivered one hundred sixty-four production articles as of December 31, 2013 since the inception of the program, and in respect of which our performance at the contracted price depends on our being able to achieve production cost reductions as we gain production experience although Spirit can recoup from Boeing half of any overruns within a certain percentage of shipset prices. When we negotiated the B787-8 pricing under the B787 Amendment, we assumed that a contractually mandated joint-effort by Boeing and Spirit to reduce costs and increase production efficiency, as well as favorable trends in volume, learning curve efficiencies and future pricing from suppliers would reduce our production costs over the life of the B787 program, thus maintaining or improving our margin on each B787 we produced. Pricing for the initial configuration of the B787-8 is generally established through 2021, with prices decreasing as cumulative volume levels are achieved. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific charges. The B787 Supply Agreement provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties. The parties have engaged in discussions concerning how to determine initial B787-9 and B787-10 pricing, and have not yet reached agreement. Our ability to obtain fair and equitable prices for subsequent models could impact the profitability of the overall program. Additionally, we cannot give any assurance that our development of new technologies or capabilities will be successful or that we will be able to reduce our B787 production costs over the life of the program. Our failure to reduce production costs or to obtain pricing as we have anticipated could result in the need to record additional forward losses for this program.

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

        Certain of our long-term supply agreements provide for re-negotiation of established pricing terms at specified times. In particular, pricing terms under our supply agreement with Boeing for the B737, B747, B767 and B777 platforms, which accounted for 70% of our net revenues in 2013, expired in May 2013, thus activating interim pricing provisions under the Supply Agreement. We are currently negotiating future pricing with Boeing for a period to be agreed upon by the parties. We are required to negotiate the pricing for such additional period in good faith based on prevailing U.S. market conditions for forward fuselages, B737 fuselages and B737/B777 struts and nacelles and based on prevailing global market conditions for all other products. Until we are able to agree upon pricing, pricing will be determined according to the existing prices, adjusted using a quantity-based price adjustment formula and specified annual escalation and such interim pricing will be retroactively adjusted in the period in which we agree on future pricing terms. If we agree on future pricing that provides us with operating margins that are lower than those which we currently experience, or if we are unable to agree on new pricing terms and the default pricing terms remain in effect for a period of time, our business, financial condition and results of operations could be materially adversely affected.

     The outcome of litigation and of government inquiries and investigations involving our business is unpredictable and an adverse decision in any such matter could have a material effect on our financial position and results of operations.

        We are involved in a number of litigation matters. These claims may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution of any of these lawsuits could have a material impact on our financial position and results of operations. In addition, we are sometimes subject to government inquiries and investigations of our business due, among other things, to the heavily regulated nature of our industry and our participation on government programs. Any such inquiry or investigation could potentially result in an adverse ruling against us, which could have a material impact on our financial position and operating results.

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

     We are implementing new company-wide software systems, which could cause unexpected production or other delays.

        We have recently implemented an Enterprise Resource Planning ("ERP") software system in several of our facilities, and have begun implementation of other system upgrades and infrastructure changes. We plan to complete implementation of ERP software in all of our primary facilities over the next two years. Unexpected problems with these implementations could result in production or other delays.

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

        We spent approximately $34.7 million on research and development during the twelve months ended December 31, 2013. Our expenditures on our research and development efforts may not create any new sales opportunities or increases in productivity that are commensurate with the level of resources invested.

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

     We identified material weaknesses in our internal control over financial reporting.

        A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. As of December 31, 2013, we concluded that we had material weaknesses in our internal control over financial reporting as described below:

  •
  We did not maintain effective controls over the completeness, accuracy and valuation of inventory and cost of sales related to the Airbus A350 XWB Section 15 recurring program. Specifically, we did not maintain controls over the completeness and accuracy of the bill of materials used in the contract accounting estimate for this program. These controls were not designed effectively to ensure that the bill of materials used in the accounting estimates were accurate and provided a sound basis for estimating future costs. Although this material weakness did not result in a material misstatement of the Company's consolidated financial statements, the existence of the deficiency in our controls could result in an undetected material misstatement of the Company's consolidated financial statements.

  •
  In addition, we did not maintain effective controls over the completeness, accuracy and valuation of inventory and cost of sales for the Gulfstream G280 and G650 programs. Specifically, controls over contract accounting estimates related to these programs were not operating effectively in order to ensure that (1) the bills of materials used in the accounting estimates were complete and provided a sound basis for estimating future costs; (2) the evaluation of current actual trends impacting prior estimates of supply chain and labor costs were identified and incorporated into the accounting estimates on a timely basis; and (3) the estimation of the number of production units used in the accounting estimates was accurate. This control deficiency resulted in audit adjustments to the cost of sales and inventory accounts and related financial disclosures within the Company's consolidated financial statements for the year ended December 31, 2012 and the condensed consolidated financial statements for the quarter ended June 27, 2013.

        Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

        Our efforts to remediate the aforementioned deficiencies in internal control over financial reporting are described further in Item 9A. Controls and Procedures.

        While we believe that we have a plan to remediate these deficiencies, we cannot be certain that additional material weaknesses or significant deficiencies will not develop or be identified. We are in the process of remediating our internal control deficiencies over the cost estimation process for the G280 and G650 programs in Tulsa, Oklahoma and completeness, accuracy and valuation of inventory and cost of sales related to the A350 XWB Section 15 program in Kinston, North Carolina. Any failure to maintain adequate internal control over financial reporting or to implement required, new or improved controls, or difficulties encountered in their implementation could cause us to report additional material weaknesses or other deficiencies in our internal control over financial reporting and could result in a reasonable possibility of errors or misstatements in the consolidated financial statements that would be material.

Risk Factors Related to Our Capital Structure

     The interests of our controlling stockholder may conflict with your interests.

        Onex Partners LP, Onex Corporation and their respective partners and affiliates that beneficially own our class B common stock, herein referred to collectively as the "Onex entities," own 22,411,638 shares of our class B common stock. Our class A common stock has one vote per share, while our class B common stock has ten votes per share on all matters to be voted on by our stockholders. Consequently, the Onex entities control approximately 62% of the combined voting power of our outstanding common stock. Accordingly, and for so long as the Onex entities continue to hold class B common stock that represents at least 10% of the total number of shares of common stock outstanding, Onex will exercise a controlling influence over our business and affairs and will have the power to determine all matters submitted to a vote of our stockholders, including the election of directors and approval of significant corporate transactions such as amendments to our certificate of incorporation, mergers and the sale of all or substantially all of our assets. Onex could cause corporate actions to be taken even if the interests of Onex conflict with the interests of our other stockholders. This concentration of voting power could have the effect of deterring or preventing a change in control of Spirit that might otherwise be beneficial to our stockholders. Gerald W. Schwartz, the Chairman, President and Chief Executive Officer of Onex Corporation, owns shares representing a majority of the voting rights of the shares of Onex Corporation.

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

        As of December 31, 2013, we had total debt of approximately $1,167.3 million, including approximately $538.2 million of borrowings under our senior secured credit facility, $596.4 million of long-term bonds, a $10.0 million Malaysian loan, approximately $15.3 million of capital lease obligations, and $7.4 million in other debt obligations. In addition to our debt, as of December 31, 2013, we had $44.7 million of letters of credit and letters of guarantee outstanding.

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

        In addition, despite the restrictions and limitations described above, subject to the limits contained in the agreements governing our indebtedness, we may be able to incur additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. The terms of any future indebtedness we may incur could include more restrictive covenants. If we incur additional debt, the risks related to our level of debt could intensify.

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

        As of December 31, 2013, our corporate credit rating was affirmed at BB and placed on negative outlook by Standard & Poor's and was affirmed at Ba2 and placed on negative outlook by Moody's Investor Services.

        On February 6, 2014, Moody's Investors Service placed the credit ratings of Spirit AeroSystems, Inc. under review for possible downgrade.

        The ratings reflect the agencies' assessment of our ability to pay interest and principal on our debt securities and credit agreements. A rating is not a recommendation to purchase, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating agency has its own methodology for assigning ratings and, accordingly, each rating should be considered independently of all other ratings. Lower ratings would typically result in higher interest costs of debt securities when they are sold, and could make it more difficult to issue future debt securities. In addition, a downgrade in our fixed or revolving long-term debt rating could result in an increase in borrowing costs under our senior secured credit facility and could trigger a prepayment based on the excess cash flow prepayment provision under our term loan depending on our total leverage ratio. Any downgrade in our credit ratings could thus have a material adverse effect on our business or financial condition.

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

        Because the Onex entities own more than 50% of the combined voting power of the common stock of Spirit Holdings, Spirit Holdings is deemed a "controlled company" under the rules of the New York Stock Exchange, or NYSE. As a result, Spirit Holdings qualifies for, and relies upon, the "controlled company" exception to the board of directors and committee composition requirements under the rules of the NYSE. Pursuant to this exception, Spirit Holdings is exempt from rules that would otherwise require that Spirit Holdings' board of directors be comprised of a majority of "independent directors" (as defined under the rules of the NYSE), and that Spirit Holdings' compensation committee and corporate governance and nominating committee be comprised solely of "independent directors," so long as the Onex entities continue to own more than 50% of the combined voting power of the common stock of Spirit Holdings. Spirit Holdings' board of directors consists of eleven directors, eight of whom qualify as "independent." Spirit Holdings' compensation and corporate governance and nominating committees are not comprised solely of "independent directors." Spirit Holdings does not currently rely on the exemption related to board composition, although it may do so in the future. See "Management — Executive Officers and Directors" and "Committees of the Board of Directors."

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

Item 1B.    Unresolved Staff Comments

        The Company received a comment letter from the Securities and Exchange Commission (the "SEC") Division of Corporation Finance dated December 10, 2012 regarding its Form 10-K for Fiscal Year Ended December 31, 2011 and Form 10-Q for the Fiscal Quarter Ended September 27, 2012. We have filed responses with the SEC that addressed several of the SEC staff's comments. However, as of February 19, 2014, we have not yet responded to comments regarding updates to our contract estimates which resulted in forward losses recognized in the third quarter of 2012 as we work with the SEC Division of Enforcement on some similar issues. We intend to continue to work with the Division of Corporation Finance to respond to the outstanding comments.

Item 2.    Significant Properties

        The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2013 are set forth below:

Location	Primary Use	Approximate Square Footage	Owned/Leased
United States
Wichita, Kansas(1)	Primary Manufacturing	11.3 million	Owned/Leased
	Facility/Offices/Warehouse
Chanute, Kansas(2)	Manufacturing Facility	59,362	Leased
Tulsa, Oklahoma	Manufacturing Facility	1.9 million	Leased
McAlester, Oklahoma	Manufacturing Facility	135,000	Owned
Kinston, North Carolina	Primary Manufacturing/Office/Warehouse	761,600	Leased
Nashville, Tennessee(3)	Office	15,000	Leased
United Kingdom
Prestwick, Scotland	Manufacturing Facility	901,000	Owned
Preston, England	Administrative Offices	28,000	Leased
Malaysia
Subang, Malaysia	Manufacturing	337,000	Owned/Leased
France
Saint-Nazaire, France	Primary Manufacturing/Office	58,800	Leased
Toulouse, France	Office	3,400	Leased

(1)
95% of the Wichita facility is owned.

(2)
Operations began in Q1 2012.

(3)
Operation began in Q2 2012.

        Our physical assets consist of 15.5 million square feet of building space located on 1,335 acres in eleven facilities. We produce our fuselage systems and propulsion systems from our primary manufacturing facility located in Wichita, Kansas with some fuselage work done in our Kinston, North Carolina facility. We produce wing systems in our manufacturing facilities in Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Saint-Nazaire, France; and Subang, Malaysia. In addition to these sites, we have a facility located in McAlester, Oklahoma dedicated to supplying machined parts and sub-assemblies to the Wichita and Tulsa facilities. We also have a light sub-assembly manufacturing facility located in Chanute, Kansas which manufactures small parts in support of Wichita propulsion.

        The Wichita facility, including Spirit's corporate offices, is comprised of 625 acres, 6.3 million square feet of manufacturing space, 1.3 million square feet of offices and laboratories for the engineering and design group and 3.7 million square feet for support functions and warehouses. A total of 617,429 square feet is currently vacant, with much of it planned for backfill by new programs. The Wichita site has access to transportation by rail, road and air. For air cargo, the Wichita site has access to the runways of McConnell Air Force Base.

        The Chanute facility, consists of 59,362 square feet of building space. The Chanute facility manufactures sub-assemblies for the propulsion segment, and is leased from the city of Chanute.

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

        The Malaysian manufacturing plant is located at the Malaysia International Aerospace Center (MIAC) in Subang. The 269,000 square foot leased facility is set on 45 acres and is centrally located with easy access to Kuala Lumpur, Malaysia's capital city, as well as nearby ports and airports. The facility assembles composite panels for wing components. An additional 68,000 square foot warehouse owned by Spirit was constructed in 2012 for shipping/receiving and parts storage to make room for additional manufacturing space in the existing building.

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

        Larry Lawson, 55.    Mr. Lawson joined Spirit Holdings as President and Chief Executive Officer on April 6, 2013. Prior to joining Spirit Holdings, Mr. Lawson was Executive Vice President of Lockheed Martin's Aeronautics business segment. Mr. Lawson began his career as a flight control engineer working on the F-15 Eagle at McDonnell Douglas. He has since held a broad range of leadership positions in engineering, advanced development, business development, and program management in a career spanning more than 30 years. In his work at Lockheed Martin, Mr. Lawson has overseen key aircraft production programs such as the F-35, F-22, F-16, C-130J, and C-5, including highly classified programs in the world-renowned Skunk Works® organization. Mr. Lawson holds a bachelor's degree in Electrical Engineering from Lawrence Technological University, where he also serves on the board of trustees, has a master's degree in Electrical Engineering from the University of Missouri, and is a graduate of the Harvard Business School Advanced Management Program and an MIT Seminar XXI Fellow.

        Philip Anderson, 49.    Mr. Anderson became the Senior Vice President of Defense and Contracts of Spirit Holdings effective September 23, 2013. Mr. Anderson previously served as Senior Vice President and Chief Financial Officer of Spirit Holdings from February 12, 2010 to September 2013. From October 2009 to February 2010, Mr. Anderson served as Vice President and Interim Chief Financial Officer of Spirit Holdings. Mr. Anderson also served as Treasurer of Spirit Holdings from November 2006 to July 2010. From March 2003 to November 2006, Mr. Anderson was the Director of Corporate Finance and Banking for Boeing. Mr. Anderson began his career at Boeing in 1989 as a defense program analyst and served in a variety of finance and manufacturing operations leadership positions at Boeing Defense Systems and Boeing Commercial Airplanes. Mr. Anderson received his Bachelor of Arts and Masters of Business from Wichita State University and holds a Six Sigma Black Belt certification from the University of Michigan.

        David M. Coleal, 46.    Mr. Coleal assumed the role of Executive Vice President /General Manager — Boeing, Military, Business & Regional Jet Programs & Aftermarket in May 2013 after previously serving as Senior Vice President /General Manager of the Fuselage Segment since July 2011. Prior to joining Spirit AeroSystems, Mr. Coleal was Vice President and General Manager of Bombardier-Learjet. He joined Bombardier Aerospace in March 2008 and was responsible for all engineering and manufacturing operations, program change management, quality and material logistics for the Learjet family of aircraft, including development of the pioneering all-composite Learjet 85 mid-size business jet. From 2001 to 2008, Mr. Coleal worked at Cirrus Design Corporation, where he was initially responsible for operations, and he assumed positions of increasing responsibility until being named President and Chief Operating Officer in 2005. Mr. Coleal earned his Masters of Business Administration in Management Science from California State University — Hayward in 1997. He graduated from California State University in Sacramento in 1990 with a Bachelor of Science degree in Mechanical Engineering Technology.

        Sanjay Kapoor, 53.    Mr. Kapoor joined Spirit Holdings as Senior Vice President and Chief Financial Officer on September 23, 2013. Mr. Kapoor joined Spirit from Raytheon where he most recently served as Vice President of Integrated Air & Missile Defense for Raytheon Integrated Defense Systems (IDS). Prior to this role, Mr. Kapoor was IDS Vice President of Finance and Chief Financial Officer from 2004 to 2008. Mr. Kapoor also served as CFO at United Technologies' Pratt and Whitney Power Systems Division. His tenure at Pratt and Whitney also included roles as Director of Aftermarket Services for the Power Systems Business, controller for the Turbine Module Center and business manager for new commercial programs. Mr. Kapoor received his bachelor's degree in technology from the Indian Institute of Technology and a dual Masters of Business Administration in finance and entrepreneurial management from The Wharton School at the University of Pennsylvania.

        Jon D. Lammers, 49.    Mr. Lammers was named Senior Vice President — Secretary of Spirit Holdings in July 2012, and General Counsel of Spirit Holdings in October 2012. Mr. Lammers brings more than 20 years of legal experience, including 15 years at Cargill, Incorporated, where he served from July 1997 to July 2012. He served as Cargill's Asia Pacific general counsel in Singapore from June 2006 to June 2010 as well as Cargill's deputy North American general counsel in Wayzata, Minnesota from July 2010 to July 2012. Mr. Lammers earned his Bachelor of Science in Business Administration from the University of Southern California and his Juris Doctor degree from the University of Virginia.

        Samantha J. Marnick, 43.    Ms. Marnick became Senior Vice President — Chief Administration Officer in October 2012. From January 2011 to September 2012, Ms. Marnick served as Senior Vice President of Corporate Administration and Human Resources. From March 2008 to December 2010, Ms. Marnick served as Vice President Labor Relations & Workforce Strategy responsible for labor relations, global human resource project management office, compensation and benefits, and workforce planning. Ms. Marnick previously served as Director of Communications and Employee Engagement from March 2006 to March 2008. Prior to joining the Company, Ms. Marnick was a senior consultant and Principal for Mercer Human Resource Consulting holding management positions in both the United Kingdom and in the United States. Prior to that Ms. Marnick worked for Watson Wyatt, the UK's Department of Health and Social Security and The British Wool Marketing Board. Ms. Marnick holds a Master's degree from the University of Salford in Corporate Communication Strategy and Management.

        John Pilla, 54.    Mr. Pilla became the Senior Vice President/General Manager — Airbus and A350 XWB Program Management in May 2013. Prior to that, Mr. Pilla served as the Senior Vice President/General Manager, Propulsion Systems Segment of Spirit since July 2009 and added the role of Senior Vice President/General Manager of the Wing segment in September 2012. From July 2011 to May 2013, he was also responsible for the Aftermarket Customer Support Organization. From April 2008 to July 2009, Mr. Pilla was Chief Technology Officer of Spirit Holdings and he served as Vice President/General Manager — 787 of Spirit Holdings and/or Spirit, a position he assumed at the date of the Boeing Acquisition in June 2005 and held until March 2008. Mr. Pilla began his career at Boeing Commercial Airplanes in 1981 as a stress engineer and was promoted to Chief Engineer of Structures and Liaison in 1995. In 1997, Mr. Pilla led the Next-Generation 737 engineering programs and ultimately led the Define Team on the 737-900 fuselage and empennage in late 1997 as well as the 777LR airplane in May 2000. In July 2001, Mr. Pilla became the Director of Business Operations, a position he held until July 2003 when he accepted an assignment as 787 Director of Product Definition and Manufacturing. He received his Master's degree in Aerospace Structures Engineering in 1986 and a Masters in Business Administration in 2002 from Wichita State University.

        Heidi Wood, 48.    Ms. Wood joined Spirit Holdings as Senior Vice President — Strategy, Mergers and Acquisitions and Investor Relations in July 2013. Prior to joining the Company, Ms. Wood was Senior Vice President and Co-head of Global Sales at Avjet Corporation. From 1999 to 2013, Ms. Wood served as Managing Director and global head of aerospace/defense analysis at Morgan Stanley. She was responsible for leading North American, Europe, Latin American and Singapore-based teams. Prior to assuming her employment at Morgan Stanley, Ms. Wood was an analyst at Cowen & Company from 1992 to 1999. Ms. Wood holds a Bachelor of Arts degree with honors from Brown University.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our class A common stock has been quoted on the NYSE under the symbol "SPR" since November 21, 2006. Prior to that time, there was no public market for our stock. As of February 12, 2014, there were approximately 1,282 holders of record of class A common stock. However, we believe that many additional holders of our class A common stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names. The closing price on February 12, 2014 was $28.86 per share as reported by the NYSE.

        As of February 12, 2014, there were approximately 123 holders of record of class B common stock. Our class B common stock is neither listed nor publicly traded.

        The following table sets forth for the indicated periods the high and low closing sales price for our class A common stock on the NYSE.

	2013		2012
Fiscal Quarter	High	Low	High	Low
1st	$19.00	$15.94	$25.66	$21.11
2nd	$21.93	$18.45	$25.72	$22.12
3rd	$25.99	$21.48	$25.85	$21.65
4th	$34.18	$23.54	$22.87	$14.04

Dividend Policy

        We did not pay any cash dividends in 2012 or 2013 and we currently do not intend to pay cash dividends. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table represents restricted shares outstanding under the Executive Incentive Plan, the Director Stock Plan, and the Short-Term and Long-Term Incentive Plans as of December 31, 2013.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Restricted Stock Awards
Equity compensation plans approved by security holders(1)(2)	N/A	(3)	$—	8,939,862	(4)
Equity compensation plans not approved by security holders(2)	—		$—	—
Total	N/A	(3)	$—	8,939,862	(4)

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

(3)
There are 1,732,535 class A shares and 869,219 class B shares outstanding under the Executive Incentive Plan, the Director Stock Plan, and the Short-Term and Long-Term Incentive Plans as of December 31, 2013.

(4)
As of December 31, 2013, there are 3,380,285; 2,404,323; 1,455,716 and 1,699,538 securities available for future issuance under the Executive Incentive Plan, the Director Stock Plan, and the Short-Term and Long-Term Incentive Plans, respectively.

 Stock Performance

        The following graph shows a comparison from December 31, 2008 through December 31, 2013 of cumulative total return of our class A common stock, Standard & Poor's 500 Stock Index, and the Standard & Poor's 500 Aerospace & Defense Index. Such returns are based on historical results and are not intended to suggest future performance. We have never paid dividends on our class A common stock and have no present plans to do so.

	INDEXED RETURNS Years Ending
Company/Index	Base Period 12/31/08	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Spirit AeroSystems Holdings, Inc.	100	195.28	204.62	204.33	166.86	335.10
S&P 500 Index	100	126.46	145.51	148.59	172.37	228.19
S&P 500 Aerospace & Defense Index	100	124.64	143.47	151.04	173.04	268.07

Item 6.    Selected Financial Data

SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA

        The following table sets forth our selected consolidated financial data for each of the periods indicated. Financial data is derived from the audited consolidated financial statements of Spirit Holdings. The audited consolidated financial statements for the years ended December 31, 2011, December 31, 2012 and December 31, 2013 are included in this Annual Report. You should read the information presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our combined and consolidated financial statements and related notes contained elsewhere in the Annual Report.

	Spirit Holdings
	Twelve Months Ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
	(Dollars in millions, except per share data)
Statement of Income Data:
Net revenues	$5,961.0	$5,397.7	$4,863.8	$4,172.4	$4,078.5
Cost of sales(1)	6,059.5	5,245.3	4,312.1	3,607.9	3,581.4
Selling, general and administrative expenses(2)	200.8	172.2	159.9	156.0	137.1
Impact from severe weather event	30.3	(146.2)	—	—	—
Research and development	34.7	34.1	35.7	51.5	56.7

Operating (loss) income	(364.3)	92.3	356.1	357.0	303.3
Interest expense and financing fee amortization	(70.1)	(82.9)	(77.5)	(59.1)	(43.6)
Interest income	0.3	0.2	0.3	0.3	7.0
Other income (loss), net	3.3	1.8	1.4	(0.4)	6.1

(Loss) income before income taxes and equity in net income (loss) of affiliates	(430.8)	11.4	280.3	297.8	272.8
Income tax (provision) benefit	(191.1)	24.1	(86.9)	(78.2)	(80.9)
Equity in net income (loss) of affiliates	0.5	(0.7)	(1.0)	(0.7)	(0.2)

Net (loss) income	$(621.4)	$34.8	$192.4	$218.9	$191.7

Net (loss) income per share, basic	$(4.40)	$0.24	$1.36	$1.56	$1.39
Shares used in per share calculation, basic(3)	141.3	140.7	139.2	137.9	137.2
Net (loss) income per share, diluted	$(4.40)	$0.24	$1.35	$1.55	$1.37
Shares used in per share calculation, diluted	141.3	142.7	142.3	141.0	139.8

	Spirit Holdings
	Twelve Months Ended
	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010	December 31, 2009
	(Dollars in millions)
Other Financial Data:
Cash flow provided by (used in) operating activities	$260.6	$544.4	$(47.3)	$125.1	$(13.9)
Cash flow (used in) investing activities	$(268.2)	$(248.8)	$(249.2)	$(288.4)	$(112.4)
Cash flow (used in) provided by financing activities	$(13.9)	$(34.6)	$(6.7)	$277.4	$276.1
Capital expenditures	$(234.2)	$(236.1)	$(249.7)	$(288.1)	$(228.2)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$420.7	$440.7	$177.8	$481.6	$369.0
Accounts receivable, net	$550.8	$420.7	$267.2	$200.2	$160.4
Inventories, net	$1,842.6	$2,410.8	$2,630.9	$2,507.9	$2,206.9
Property, plant & equipment, net	$1,803.3	$1,698.5	$1,615.7	$1,470.0	$1,279.3
Total assets	$5,107.2	$5,415.3	$5,042.4	$5,102.0	$4,473.8
Total debt	$1,167.3	$1,176.2	$1,200.9	$1,196.8	$893.8
Long-term debt	$1,150.5	$1,165.9	$1,152.0	$1,187.3	$884.7
Total equity	$1,481.0	$1,996.9	$1,964.7	$1,810.9	$1,573.8

(1)
Included in 2013 cost of sales are forward loss charges of $1,133.3 million, which includes $41.1 million on the B747-8 program, $16.4 million on the B767 program, $422.0 million on the B787 program, $111.3 million on the A350 XWB program, $240.9 million on the G280 wing program, $288.3 million on the G650 wing program and $13.3 million on our Rolls-Royce BR725 program. Included in 2012 cost of sales are forward loss charges of $636.7 million, which includes $11.5 million on the B747-8 program, $184.0 million on the B787 wing program, $8.9 million on the A350 XWB non-recurring wing contract, $118.8 million on the G280 wing program, $162.5 million on the G650 wing program and $151.0 million on our Rolls-Royce program. Included in 2011 cost of sales are forward loss charges of $132.1 million, which includes $81.8 million on the G280 wing program, $29.0 million on the Sikorsky CH-53K program, $18.3 million on the B747-8 program and $3.0 million on the A350 XWB non-recurring wing program. Included in 2010 cost of sales are charges of $18.9 million related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010, $6.5 million in early retirement incentives for members represented by the IAM who made elections to retire in 2010, and $3.3 million in grants of shares to employees represented by the UAW in connection with the ratification of a new ten-year labor contract on December 18, 2010. Also included in 2010 cost of sales is a $2.8 million forward loss on the G280 wing program. Included in the 2009 cost of sales are forward loss charges of $103.9 million, which includes $93.0 million on the G280 wing program and $10.9 million on the Cessna Citation Columbus program. Includes cumulative catch-up adjustments of $95.5 million, $14.7 million, $13.8 million, ($23.2) million and ($58.5) million for periods prior to the twelve months ended December 31, 2013, December 31, 2012, December 31. 2011, December 31, 2010 and December 31, 2009, respectively.

(2)
Includes non-cash stock compensation expenses of $19.6 million, $15.3 million, $11.1 million, $7.9 million and $9.7 million for the respective periods starting with the twelve months ended December 31, 2013.

(3)
Under the Financial Accounting Standards Board ("FASB") guidance, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. See Note 20, "Equity," for more details.

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

Recent Events

        On February 6, 2014, Moody's Investors Service placed the rating of Spirit AeroSystems, Inc. under review for possible downgrade.

        On January 16, 2014, Bombardier announced a delay in entry-into-service for the new C Series aircraft, for which Spirit provides content. This delay is not expected to have a material impact on Spirit's results of operations.

        On December 19, 2013, Spirit completed the sale of its interest in the Spirit-Progresstech joint venture, our former joint venture with ProgressTech, LTD.

Overview

        We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the twelve months ended December 31, 2013, we generated net revenues of $5,961.0 million and net loss of $621.4 million.

        We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program. The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas. The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 27%, 25% and less than 1%, respectively, of our net revenues for the twelve months ended December 31, 2013.

        We are evaluating the potential realignment of our reportable segments as part of our 2014 business strategy. The reportable segment amounts and discussions reflected in this Annual Report reflect the management reporting that existed through the end of our 2013 fiscal year.

 Market Trends

        The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. The global industry's year-over-year revenue grew from 2010 through 2013, and is forecast to continue growing in 2014 and 2015, after significant contraction in 2008 and 2009. One key driver of the commercial aircraft market is airline passenger and cargo traffic trends. Principal factors influencing traffic are economic growth and political stability. A significant downturn in global or regional economic stability, or exogenous shocks such as terrorism or a pandemic, could suppress traffic and negatively affect demand for our key customers' products.

        Demand for commercial aerostructures is highly correlated to demand for new aircraft. Boeing and Airbus have more than doubled their combined backlog since December 2006. The year-end 2013 combined backlog was 10,639 aircraft. High backlog levels are expected to continue to drive increasing production and delivery forecasts in the near to mid-term from both Boeing and Airbus.

        The following table sets forth the historical deliveries of Boeing and Airbus for 2008 through 2013 and delivery expectations for 2014.

	2008	2009	2010	2011	2012	2013	2014(1)
Boeing	375	481	462	477	601	648	715-725
Airbus	483	498	510	534	588	626	626

Total	858	979	972	1,011	1,189	1,274	1,341-1,351

(1)
Boeing has announced that it expects its 2014 deliveries to be approximately 715-725 aircraft. Airbus announced that it expects 2014 deliveries to reach similar levels as 2013.

  Program Inventory

        Product inventory continues to grow in terms of absolute dollars and remains stable as a percentage of total assets. Inventory as a percentage of total assets was 36%, 45% and 52% at December 31, 2013, 2012 and 2011, respectively. This overall trend in inventory is driven primarily by our contractually required investments in certain programs, which include the Boeing B747-8, B787, Gulfstream G280 and G650, Airbus A350 XWB, Sikorsky CH-53K and Rolls-Royce BR725 programs. The contracts for these programs accounted for a decrease in inventory from 2012 to 2013 of $682.7 million, which is net of forward loss charges for each year. Excluding the forward loss charges, these programs would have increased inventory by $329.4 million from 2012 to 2013. The increases in inventory for new and maturing programs in the last few years are a result of the application of the percentage-of-completion method of contract accounting with regard to inventory and revenue recognition. Under this method, investments in new and maturing contracts, including contractual pre-production costs and recurring production costs in excess of the projected average cost to manufacture all units in the contract block, initially accumulate in inventory for the related contract. Once production has reached a point where the cost to produce a ship set falls below such projected average cost, the inventory balance for such program will begin to decrease. Deferred inventory costs are evaluated for recoverability through their inclusion in the total costs used in the calculation of each contract block's estimated profit margin. When the estimated total contract block costs exceed total estimated contract block revenues, a forward loss is recorded and an inventory reserve is established.

Management's Focus

        The Company's focus is on ensuring that our strategy and our operational and cost performance are world class. Overall, we are committed to the concept of change and we have undertaken specific actions recently that highlight that commitment. On May 2, 2013, we announced the undertaking of comprehensive strategic and financial reviews of our development programs at our Tulsa, Wichita, Kinston and St. Nazaire sites. These reviews were concluded in the fourth quarter of 2013. Decisions made as a result of these reviews include some of the actions we announced in 2013, the most significant of which was our commencement of a process to sell our Oklahoma facilities, which we announced on August 6, 2013. Certain of our maturing programs, including the Gulfstream G280 and G650 wing and the B787 wing programs, are produced at these facilities. This decision aligns with our strategy to focus on the commercial aerospace and defense segments of the marketplace. We may ultimately decide to sell only a portion of, or certain programs produced at, our Oklahoma facilities, to sell separate portions and/or programs to different buyers, or to retain the facilities in their entirety. We are also committed to reducing internal cost and improving operational efficiency through centralization of functions as demonstrated by the reduction in workforce activities completed in the third quarter of 2013. Additionally, we continue to align the business around our customers and programs with strong emphasis on markets, business management, program management, production and supply chain. We also added new executive talent and reassigned existing executive talent in an effort to strengthen performance in certain areas of our business. We anticipate taking additional actions in the near-term as we continue to focus on positioning the Company for future success.

New and Maturing Programs

        We are currently performing work on several new and maturing programs, which are in various stages of development. The Boeing B787-8 has received FAA and JAA certifications, as well as EASA certification for entry into service. The Gulfstream G280 and G650 have each received FAA and EASA certifications.

        During 2013, several events occurred that led to significant changes in cost estimates for several programs resulting in forward losses being recorded on some of these programs. Due to these changes, for the twelve months ended December 31, 2013, we recorded forward loss charges of $1,133.3 million, including $240.9 million on the Gulfstream G280, $288.3 million on the Gulfstream G650, $78.6 million on the Airbus A350 XWB fuselage recurring, $32.7 million on the Airbus A350 XWB fuselage non-recurring, $41.1 million on the Boeing B747-8 fuselage, $16.4 million on the Boeing B767 propulsion, $422.0 million on the Boeing B787 and a net $13.3 million on the Rolls-Royce BR725. These amounts are recorded within the Company's results of operations as part of cost of goods sold as well as on the consolidated balance sheet as forward loss provisions within inventory.

A350 XWB

        We continue to support the development of the A350 XWB program through a wing contract and a fuselage contract, both of which are segmented into a non-recurring design engineering phase and recurring production phase. In the first quarter of 2013, we reduced the margins for the A350 XWB fuselage recurring and A350 XWB wing recurring programs to break-even to reflect an increase in identified risk profile of these programs. In September and October of 2013, we agreed with Airbus on the work scope for the design and tooling related to the -1000 derivative of the A350 XWB fuselage and wing contracts, respectively.

        Based on current estimates, the agreement for the non-recurring design engineering phase of the -1000 derivative fuselage resulted in a $32.7 million forward loss which was recorded in the third quarter of 2013. There is a risk of additional forward loss if we do not successfully execute the design and engineering change process as projected.

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

Particularly, our ability to successfully negotiate favorable terms with our suppliers, manage supplier performance, execute cost reduction strategies, hire and retain skilled production and management personnel, execute quality and manufacturing processes, and manage program schedule delays or adjust to higher rate schedules, among other risks, will determine the ultimate performance of these programs.

B787 Program

        As we move into a higher production rate on this program, our performance at the current contracted price depends on our continued ability to achieve cost reductions in manufacturing and support labor as well as supply chain. During the first and second quarters of 2013, we experienced production inefficiencies at our Tulsa facility as we transitioned the B787-9 derivative into production, which drove forward losses of $37.3 million on the B787 wing program. Additionally in the fourth quarter of 2013, we revised our estimates of the amount of near-term achievable cost reductions for the B787 program based on cost savings ideas generated, the maturity of those ideas, and the expected realization for the program. This change in cost savings estimates drove a forward loss in the fourth quarter of $384.7 million. Total forward losses for the program were $422.0 million for the twelve months ended December 31, 2013.

        Continuous improvement in our cost structure has been on-going since the beginning of the program as design engineering for both the B787-8 and B787-9 derivatives finalized and manufacturing plans solidified. Near term cost improvement efforts will focus on efficiency gains within our manufacturing process and execution of sourcing strategies.

        We have not yet established pricing for the B787-9, B787-10 or any future derivatives. The B787 Supply Agreement provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties. The parties have engaged in discussions concerning how to determine initial B787-9 and B787-10 pricing, and have not yet reached agreement. Our ability to successfully negotiate fair and equitable prices for these models as well as overall B787 delivery volumes and our ability to achieve forecasted cost improvements on all B787 models are key factors in achieving the projected financial performance for this program.

G280 and G650 Programs

        The Gulfstream G650 and G280 programs face near term risks that includes our ability to execute our contractual work statement, achieve supply chain cost reductions, and successfully perform to manufacturing plans and delivery schedules. Business jet market fluctuations caused by changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market, also present risk to these programs. The G650 program has significant near term risk as we work with our customer to resolve certain commercial issues related to Gulfstream's contention that delivered units failed to meet schedule and weight requirements.

Supply Chain Cost Reductions — G280 and G650

        Our 2012 cost estimates at completion for the Gulfstream G280 and G650 programs included significant cost reductions primarily related to sourcing opportunities projected to be realized between 2015 and 2018. These sourcing opportunities and related savings amounts were based on the experience of the supply chain team and operational management. During the second quarter of 2013, the supply chain team and operational management determined that a substantial portion of the total cost savings included in the contract estimates for each program would not be realized. This determination was based on a number of changing conditions and new developments including, an assessment of our actual experience with our customers regarding their receptiveness to proposed changes, completion of a detailed part analyses as part of our effort to project future sourcing costs, and our inability to achieve estimated supplier price reductions via negotiations with suppliers.

Labor Estimates — Tulsa Facility

        The labor cost forecasts within the contract estimates for the G280, G650 and B787 are based on certain assumptions, including the level of disruption expected in the future. In our contract estimates through the first quarter of 2013, we assumed that certain disruptions to the manufacturing line caused by (i) supplier quality issues and late deliveries, (ii) customer inspections occurring in our facilities and (iii) our own manufacturing quality issues would be resolved by the middle of 2013. During the second and fourth quarters of 2013, key performance dates were missed and we extended the expected period of time during which these issues would be resolved in our assumptions for our contract estimates. As a result, we experienced higher actual costs as well as significant increases to forecasted costs, resulting in additional forward losses recognized on all of these programs in the second and fourth quarters of 2013.

Contractual Items — G650

        As we worked with Gulfstream to meet its production demand, we negotiated a temporary transfer of a portion of our work scope to Gulfstream for completion. In the second quarter of 2013, due to the effect of continued production challenges on our forecasted ability to achieve scheduled deliveries, we changed our assumptions to extend the duration of the work transfer and updated our estimates regarding this temporarily transferred work scope which is accounted for as a reduction in forecasted revenue. As described in more detail in Note 22, "Commitments, Contingencies and Guarantees," we instituted a demand for arbitration against Gulfstream to resolve certain contractual disputes primarily related to engineering changes made by Gulfstream and the impact of those changes to weight and delivery schedules as well as for incomplete payments to Spirit. We continually assess these contractual items and adjust our estimates as appropriate each quarter. Changes in these particular estimates resulted in additional forward losses recognized on the G650 in the second quarter of 2013.

General Statement Regarding New and Maturing Programs

        In order to continue to reduce risk on our new and maturing programs, it will be critical that we successfully perform under revised design and manufacturing plans, achieve forecasted cost reductions as we enter increasing levels of production, meet customer delivery schedules and successfully resolve claims, assertions and pricing negotiations with our customers and suppliers.

        Additionally, we face risks related to the announcement on August 6, 2013 of our initiation of a process to divest our Oklahoma facilities, which we may ultimately decide to sell separate portions and/or programs to different buyers, or retain the facilities in their entirety. We have a concentration of maturing programs, including the G650, G280 and B787 wing programs, at these facilities and a divestiture of these facilities may have a material financial impact in the period in which the divestiture becomes probable.

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

        The total quantity of production units to be delivered under a contract may be set as a single contract accounting block, or it can be split into multiple blocks. Unless the life of the contract is so long that it prevents reliable estimates, the entire contract quantity will typically be set as the contract accounting block quantity. "Life of program" or "requirements based" contracts often lead to continuing sales of more than twenty years. Since this is much longer than can be reliably estimated, we use parameters based on the contract facts and circumstances to determine the length of the contract block. This analysis includes: considering the customer's firm orders, internal assessment of the market, reliabilities of cost estimates, potential segmentation of non-recurring elements of the contract, and other factors. Contract block sizes may also be determined based on certain contractual terms such as pricing renegotiation dates such that certain contract blocks may use an approximate date instead of a defined unit quantity in order to increase the ability to estimate accurately given that the renegotiated pricing is unknown for the planning block. Shorter contract blocks for mature, ongoing programs are common due to the presence of recent cost history and probable forecast accuracy. Mature program contract blocks tend to be approximately two years in length. Initial contract blocks often require a longer time period and greater number of units in order to take into account the higher cost of early units due to a steeper experience curve and pre-production design costs. Initial contract blocks on new programs can extend up to ten years or longer. As these programs mature and efficiencies are realized, subsequent contract block length shortens to take into account the steady state of the continuing production.

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

        A profit rate is estimated based on the difference between total revenues and total costs over a contract block. Total revenues at any given time include actual historical revenues up to that time plus future estimated revenues. Total costs at any given time include actual historical costs up to that time plus future estimated costs. Estimated revenues include negotiated or expected values for units delivered, estimates of probable recoveries asserted against the customer for changes in specifications, price adjustments for contract and volume changes, escalation and assumed but currently unnegotiated price increases for derivative models. Costs include the estimated cost of certain pre-production effort (including non-recurring engineering and planning subsequent to completion of final design) plus the estimated cost of manufacturing a specified number of production units. Estimates take into account assumptions relative to future labor performance and rates, and projections relative to material and overhead costs including expected "learning curve" cost reductions over the term of the contract. Estimated revenues and costs also take into account the expected impact of specific contingencies that we believe are probable.

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

        Under an agreement with Airbus, beginning in 2012 certain payments that are also accounted for as consideration given by a vendor to a customer have been amortized as a reduction to net revenues.

        A significant portion of the Company's future revenues is expected to be derived from new or maturing programs. There are several risks inherent to such programs. In the design and engineering phase, we may incur costs in excess of our forecasts due to several factors, including cost overruns, customer directed change orders and delays in the overall program. We may also incur higher than expected recurring production costs, which may be caused by a variety of factors, including the future impact of engineering changes (or other change orders) or our inability to secure contracts with our suppliers at projected cost levels. Our ability to recover these excess costs from the customer will depend on several factors, including our rights under our contracts for such programs. In determining our profits and losses in accordance with the percentage-of-completion method of contract accounting, we are required to make significant assumptions regarding our future costs and revenues, as well as the estimated number of units to be manufactured under the contract and other variables. We continually review and update our assumptions based on market trends and our most recent experience. If we make material changes to our assumptions, such as a reduction in the estimated number of units to be produced under the contract (which could be caused by emerging market trends or other factors), an increase in future production costs or a change in the recoverability of increased design or production costs, we may experience negative cumulative catch-up adjustments related to revenues previously recognized. In some cases, we may recognize forward loss amounts. For a broader description of the various types of risks we face related to new and maturing programs, see "Risk Factors — Risk Factors Related to Our Business and Industry."

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

        Total inventory includes deferred production costs for the excess of production costs over the estimated average cost per ship set, and credit balances for favorable variances on contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks. Recovery of excess over average deferred production costs is dependent on the number of ship sets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. Work-in-process inventory also includes non-recurring production costs. Non-recurring production costs include design and engineering costs and test articles.

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

        A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, management assesses all available positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

        Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company's prior earnings history including the forward losses previously recognized in the U.S., Management determined that it was necessary to establish a valuation allowance against nearly all of its net U.S. deferred tax assets at December 31, 2013. This determination was made as the Company entered into a cumulative loss position in recent years once results from the year ended December 31, 2013 were included, the threshold after which there is a presumption that a company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. As of December 31, 2013, the total net U.S. deferred tax asset was $399.6 million. The net U.S. deferred tax asset after recording valuation allowances is $3.7 million. Valuation allowances recorded against the consolidated net U.S. deferred tax asset in the current year were $381.0 million. Additionally, the Company maintains a $14.9 million valuation allowance against separate company state income tax credits and previously recorded other U.S. issues and $0.6 million for other foreign issues which is an increase of $5.1 million from the prior year. The Company will continue to monitor its deferred tax position and may adjust the valuation allowance, if necessary, for utilization of the underlying deferred tax assets through current taxable income or as available evidence changes.

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

  Stock Compensation Plans

        At inception, we adopted FASB authoritative guidance which generally requires companies to measure the cost of employee and non-employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period or immediately if there is no service period or other performance requirements. Stock-based compensation represents a significant accounting policy of ours, which is further described in Note 15, "Debt," within the notes to our consolidated financial statements included in this Annual Report.

        We have established various stock compensation plans that include restricted share grants and restricted stock units.

New Accounting Standards

        For a listing of new accounting standards see Note 2, "Summary of Significant Accounting Policies — New Accounting Standards."

Results of Operations

        The following table sets forth, for the periods indicated, certain of our operating data:

	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011
	($ in millions)
Net revenues	$5,961.0	$5,397.7	$4,863.8
Cost of sales(1)(2)(3)	6,059.5	5,245.3	4,312.1
Selling, general and administrative expenses(4)	200.8	172.2	159.9
Impact from severe weather event(5)	30.3	(146.2)	—
Research and development	34.7	34.1	35.7

Operating (loss) income	(364.3)	92.3	356.1
Interest expense and financing fee amortization	(70.1)	(82.9)	(77.5)
Interest income	0.3	0.2	0.3
Other income, net	3.3	1.8	1.4

(Loss) income before income taxes and equity in net loss of affiliate	(430.8)	11.4	280.3
Income tax (provision) benefit	(191.1)	24.1	(86.9)

(Loss) income before equity in net loss of affiliate	(621.9)	35.5	193.4
Equity in net income (loss) of affiliate	0.5	(0.7)	(1.0)

Net (loss) income	$(621.4)	$34.8	$192.4

(1)
The twelve months ended December 31, 2013 are inclusive of forward loss charges of $422.0 million, $288.3 million, $240.9 million, $111.3 million, $16.4 million, $41.1 million and $13.3 million on the Boeing B787, Gulfstream G650, Gulfstream G280, Airbus A350 XWB, Boeing B767, Boeing B747-8 and Rolls-Royce BR725, respectively. The twelve months ended December 31, 2013 includes charges of $17.8 million related to reduction in workforce activities, $38.1 million related to warranty reserve adjustments and $95.5 million in favorable cumulative catch-up adjustments for periods prior to December 31, 2013.

(2)
The twelve months ended December 31, 2012 are inclusive of forward loss charges of $184.0 million, $162.5 million, $151.0 million, $118.8 million, $8.9 million, $8.0 million and $11.5 million on the Boeing B787, Gulfstream G650, Rolls-Royce BR725, Gulfstream G280, Airbus A350 XWB wing non-recurring, Boeing B767 and Boeing B747-8 programs, respectively. In addition, the twelve months ended December 31, 2012 includes charges of $3.6 million related to asset impairments, $2.2 million related to the disposal of certain assets, $2.2 million related to stock incentives for certain UAW-represented employees, $2.1 million for early retirement incentives for eligible employees and $14.7 million in favorable cumulative catch-up adjustments for periods prior to December 31, 2012. For the twelve months ended December 31, 2012, $11.0 million was reclassified from segment operating income to unallocated cost of sales to conform to current year presentation.

(3)
Included in 2011 is recognition of previously deferred revenue associated with the B787 Amendment in the second quarter of 2011, a net $81.8 million forward loss charge recorded for the G280 program, a net $29.0 million forward loss charge recorded for the Sikorsky CH-53K helicopter program, an $18.3 million forward loss charge recorded on the B747-8 program and a $3.0 million forward loss charge recorded on the A350 XWB non-recurring wing program. In addition, 2011 cost of sales includes a $9.0 million charge to replenish warranty and extraordinary rework reserves, $1.9 million in early retirement incentives for eligible UAW-represented employees and $13.8 million in favorable cumulative catch-up adjustments for periods prior to December 31, 2011. For the twelve months ended December 31, 2011, $6.9 million was reclassified from segment operating income to unallocated cost of sales to conform to current year presentation.

(4)
Includes non-cash stock compensation expenses of $19.6 million, $15.3 million and $11.1 million for the respective periods starting with the twelve months ended December 31, 2013.

(5)
For 2012, gain includes a $234.9 million insurance settlement amount, offset by $88.7 million of costs incurred related to the April 14, 2012 severe weather event. Costs include assets impaired by the storm, clean-up costs, repair costs and incremental labor, freight and warehousing costs associated with the impacts of the storm.

        Comparative ship set deliveries by model are as follows:

Model	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011
B737	442	417	377
B747	19	24	17
B767	15	25	23
B777	99	86	78
B787	65	43	25

Total Boeing	640	595	520
A320 Family	486	437	403
A330/340	113	97	93
A350	8	3	—
A380	34	24	24

Total Airbus	641	561	520
Business/Regional Jets	97	84	49

Total	1,378	1,240	1,089

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

        Net revenues by prime customer are as follows:

Prime Customer	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011
Boeing	$5,022.6	$4,533.2	$4,156.7
Airbus	595.1	466.1	497.0
Gulfstream	138.6	165.1	56.5
Sikorsky	14.7	26.2	24.9
Other(1)	190.0	207.1	128.7

Total net revenues	$5,961.0	$5,397.7	$4,863.8

(1)
Includes aftermarket sales

  Twelve Months Ended December 31, 2013 as Compared to Twelve Months Ended December 31, 2012

        Net Revenues.    Net revenues for the twelve months ended December 31, 2013 were $5,961.0 million, an increase of $563.3 million, or 10%, compared with net revenues of $5,397.7 million for the prior year. The increase in net revenues in 2013 as compared to 2012 was primarily due to production volume increases on Boeing, Airbus and business jet programs. We recorded approximately $525.3 million of additional production volume driven by customer delivery schedules and higher production rates, approximately $22.9 million of additional non-recurring revenue and approximately $10.1 million of additional aftermarket volume. Non-recurring revenue, which includes design and development efforts, increased during 2013 primarily due to increased efforts on the B737 MAX and A350 XWB non-recurring fuselage, partially offset by lower design and development activities on the B747-8, B787 and Sikorsky non-recurring contracts. Deliveries to Boeing increased by 8% to 640 ship sets during 2013 primarily driven by higher production rates on certain Boeing models, as compared to 595 ship sets delivered in the prior year. Deliveries to Airbus increased by 14% to 641 ship sets during 2013 primarily driven by customer delivery schedules, as compared to 561 ship sets delivered in the prior year. In total, ship set deliveries increased 11% to 1,378 ship sets in 2013 compared to 1,240 ship sets for the same period in the prior year. Approximately 94% of Spirit's net revenues for 2013 came from our two largest customers, Boeing and Airbus.

        Pricing terms under our Supply Agreement with Boeing for the B737, B747, B767 and B777 platforms, which accounted for 70% of our net revenue, expired in May 2013, thus activating interim pricing provisions outlined within the terms of the Supply Agreement. We are currently negotiating pricing with Boeing for a period to be agreed upon by both parties. Until we are able to agree upon pricing, revenue is recorded using the pricing terms as of May 2013 and will be retroactively adjusted in the period in which we agree on future pricing terms.

        We have not yet established pricing for the B787-9, B787-10 or any future derivatives. In accordance with the B787 Supply Agreement revenue recognized for 2013 B787-9 deliveries was based on interim pricing negotiated with Boeing pending final price negotiations. For B787-9 deliveries in contract block 1, we have applied the appropriate accounting guidance for unpriced change orders in estimating revenues which will also be updated once final pricing is negotiated.

        Cost of Sales.    Cost of sales as a percentage of net revenues was 102% for the twelve months ended December 31, 2013, as compared to 97% in the prior year. The increase in cost of sales of $814.2 million in 2013 is primarily due to higher production volume and forward loss charges of $1,133.3 million recognized on several programs including the B787, A350 XWB and Gulfstream programs (see — "New and Maturing

Programs"). Cost of sales for the twelve months ended December 31, 2013 includes charges of $17.8 million related to reduction in workforce activities and $38.1 million related to warranty reserve adjustments. These charges were partially offset by a favorable $95.5 million cumulative catch-up adjustment related to periods prior to 2013 driven by productivity and efficiency improvements on core programs as well as a pension related gain of $17.2 million.

        In comparison, for the twelve months ended December 31, 2012 we recorded forward loss charges of $644.7 million. Also included in 2012 was a $2.2 million charge for UAW share grant awards in accordance with our labor agreement, a $2.1 million charge for early retirement incentives to eligible employees and other one-time expense reductions, a charge of $3.6 million as a result of impairment of assets, and a charge of $2.2 million related to the disposal of certain assets.

        SG&A, Research and Development.    Combined SG&A and Research and Development costs as a percentage of net revenues was 4% for each of the twelve month periods ended December 31, 2013 and December 31, 2012. SG&A expense increased $28.6 million for the twelve months ended December 31, 2013, or 17%, primarily due to an increase in executive stock compensation expense and severance amounts of $11.3 million, an increase in executive benefits of $7.7 million and an increase in professional service fees of $5.4 million. Research and development expenses for the twelve months ended December 31, 2013 were up $0.6 million, or 2% compared to the same period in the prior year.

        Impact of Severe Weather Event.    Expenses related to the April 2012 severe weather event were $30.3 million for the twelve months ended December 31, 2013, as compared to a gain of $146.2 million in 2012. The expenses for 2013 were related to property damage, clean up and continuing recovery costs. In comparison, during the third quarter of 2012, the Company settled the insurance claims resulting from the second quarter 2012 severe weather event and recorded a net $146.2 million gain to operating income for the twelve months ended December 31, 2012. This settlement resolved all property damage, clean-up and recovery costs related to the severe weather event as well as all expenses incurred to make up for the interruption of production and to reduce further disruptions.

        Operating Income (Loss).    Operating loss for the twelve months ended December 31, 2013 was ($364.3) million, which was $456.6 million lower than operating income of $92.3 million for the prior year. Operating income in 2013 was unfavorably impacted by forward loss charges of $1,133.3 million, $17.8 million related to reduction in workforce activities and $38.1 million related to warranty reserve adjustments, as compared to charges in prior year of $644.7 million of forward loss, $2.2 million for UAW share grant awards in accordance with our labor agreement, $2.1 million for early retirement incentives to eligible employees and other one-time expense reductions, $3.6 million as a result of impairment of assets, and $2.2 million related to the disposal of certain assets. This was partially offset by higher overall production volumes and aftermarket volumes and a favorable cumulative catch-up adjustment of $95.5 million in 2013.

        Interest Expense and Financing Fee Amortization.    Interest expense and financing fee amortization for the twelve months ended December 31, 2013 includes $63.4 million of interest and fees paid or accrued in connection with long-term debt and $6.7 million in amortization of deferred financing costs, as compared to $68.3 million of interest and fees paid or accrued in connection with long-term debt and $14.6 million in amortization of deferred financing costs in the prior year. The change in amortization of deferred financing costs was primarily driven by the write down in 2012 of $9.5 million in deferred financing fees as a result of debt extinguishment from the April 18, 2012 term loan refinancing.

        Interest Income.    Interest income for the twelve months ended December 31, 2013 was $0.3 million compared to $0.2 million for the same period in the prior year.

        Other Income, net.    Other income, net for the twelve months ended December 31, 2013 was a net gain of $3.3 million, primarily due to gains on foreign exchange rates on intercompany activity and borrowings, offset by a $0.7 million book loss on the sale of Spirit's shares in the Spirit-Progresstech joint venture, compared to income of $1.8 million for the same period in the prior year.

        Provision for Income Taxes.    The income tax provision for the twelve months ended December 31, 2013, was $191.1 million compared to $(24.1) million for the prior year. The 2013 effective tax rate was (44.4)% as compared to (211.4)% for 2012. The difference in the effective tax rate recorded for 2013 as compared to 2012 is primarily related to establishing a valuation allowance on the U.S. deferred tax assets, increased losses in the U.S. and the extension of the U.S. Research Tax Credit on January 2, 2013. The decrease from the U.S. statutory tax rate is primarily attributable to the same factors.

        Segments.    The following table shows segment revenues and operating income for the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011:

	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011
	($ in millions)
Segment Revenues
Fuselage Systems(1)	$2,861.1	$2,590.6	$2,425.0
Propulsion Systems	1,581.3	1,420.9	1,221.5
Wing Systems(1)	1,502.5	1,375.1	1,207.8
All Other	16.1	11.1	9.5

	$5,961.0	$5,397.7	$4,863.8

Segment Operating Income
Fuselage Systems(1)(2)	$70.1	$387.2	$318.5
Propulsion Systems(3)	235.8	64.7	194.1
Wing Systems(1)(4)	(414.0)	(339.1)	0.5
All Other	4.4	1.0	1.3

	(103.7)	113.8	514.4
Unallocated corporate SG&A	(181.5)	(155.3)	(145.5)
Unallocated impact from severe weather event(5)	(30.3)	146.2	—
Unallocated research and development	(8.9)	(4.4)	(1.9)
Unallocated cost of sales(6)	(39.9)	(8.0)	(10.9)

Total operating income	$(364.3)	$92.3	$356.1

(1)
For 2011, includes recognition of deferred revenue, non-recurring revenue on B787-9 derivative and mission improvement, and pricing adjustments on prior and current-year deliveries all associated with the B787 Amendment, which was finalized in May 2011.

(2)
For 2013, includes forward loss charges of $489.6 million, which includes $41.1 million for the B747-8 program, $4.1 million for the B767 program, $333.1 million for the B787 program and $111.3 million for the A350 program. Also includes favorable cumulative catch-up adjustments of $60.1 million for periods prior to 2013. For 2012, includes a forward loss charge of $6.4 million for the B747-8 program and unfavorable cumulative catch-up adjustments for periods prior to 2012 of ($2.4) million. For 2011, includes a $29.0 million forward loss charge recorded for the Sikorsky CH-53K helicopter program and a $12.6 million forward loss charge for the B747-8 program.

(3)
For 2013, includes forward loss charges of $56.2 million, which includes $12.3 million for the B767 program, $30.6 million for the B787 program and $13.3 million for the Rolls-Royce BR725 program. For 2013, also includes favorable cumulative catch-up adjustments of $30.0 million for periods prior to 2013. For 2012, includes forward loss charges of $151.0 million recorded for the Rolls-Royce BR725 program and $8.0 million on our B767 program. For 2012, also includes favorable cumulative catch-up adjustments of $7.3 million for periods prior to 2012.

(4)
For 2013, includes forward loss charges of $ 587.5 million, which includes $58.3 million for the B787 program, $240.9 million for the G280 program and $288.3 million for the G650 program. For 2013, also includes favorable cumulative catch-up adjustments of $5.4 million for periods prior to 2013. For 2012, includes forward loss charges of $184.0 million for the B787 wing program, $162.5 million for the G650 wing program, $118.8 million for the G280 wing program, $8.9 million for the A350 XWB non-recurring wing contract, and $5.1 million for the B747-8 wing program. For 2012, also includes favorable cumulative catch-up adjustments of $9.8 million for periods prior to 2012. For 2011, includes an $81.8 million forward loss charge recorded for the G280 wing program, a $5.7 million forward loss charge for the B747-8 program and a $3.0 million forward loss on the A350 XWB non-recurring wing contract.

(5)
For 2012, gain includes a $234.9 million insurance settlement amount, offset by $88.7 million of costs incurred related to the April 14, 2012 severe weather event. Costs include assets impaired by the severe weather event, clean-up costs, repair costs and incremental labor, freight and warehousing costs associated with the impacts of the severe weather event.

(6)
For 2013, includes charges of $38.1 million related to warranty reserve adjustments, $17.8 million related to reduction in workforce activities, $1.6 million in early retirement incentives, $15.4 million in gains related to pension activity and $2.2 million in gains primarily related to adjustments to intangible assets. For 2012, includes charges of $3.6 million related to asset impairments, $2.2 million related to stock incentives for certain UAW-represented employees and $2.1 million in early retirement incentives to eligible employees. For 2011, includes charges of $9.0 million due to a change in estimate to increase warranty and extraordinary rework reserves and $1.9 million in early retirement incentives elected by eligible UAW-represented employees.

        Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 27%, 25% and less than 1%, respectively, of our net revenues for the twelve months ended December 31, 2013.

        Fuselage Systems.    Fuselage Systems segment net revenues for the twelve months ended December 31, 2013 were $2,861.1 million, an increase of $270.5 million, or 10.4%, compared to the same period in the prior year. The increase in net revenues was primarily due to increased production rates on several Boeing models as well as higher deliveries for the A350 XWB program driven by customer delivery schedule. In addition, non-recurring net revenue, which includes design and development efforts, increased during 2013 on the B737 MAX and A350 XWB non-recurring fuselage, partially offset by reduced design and developmental activities on the B747-8, B787 and our Sikorsky non-recurring contracts. Fuselage Systems posted segment operating margins of 2.5% for the twelve months ended December 31, 2013, down from 15% for the same period in the prior year. Reduced segment operating margins were primarily driven by forward loss charges of $41.1 million recorded on the B747-8 program, $4.1 million on the B767 program, $333.1 million on the B787 program and $111.3 million on the A350 XWB program. This was partially offset by favorable cumulative catch-up adjustments of $60.1 million related to periods prior to 2013 driven by productivity and efficiency improvements on core programs. In comparison, in the same period of 2012, we recorded a forward loss of $6.4 million for the B747-8 program, a charge of $2.2 million related to the disposal of certain assets and an unfavorable cumulative catch-up adjustment of $2.4 million related to periods prior to 2012.

        Propulsion Systems.    Propulsion Systems segment net revenues for the twelve months ended December 31, 2013 were $1,581.3 million, an increase of $160.4 million, or 11.3%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production rates on several Boeing models, and increased non-recurring revenue on the B737 MAX. Propulsion Systems posted segment operating margins of 14.9% for the twelve months ended December 31, 2013, up from 5% segment operating margins for the same period in the prior year. Improved segment operating margins were primarily due to lower forward loss charges recorded in 2013 compared to the same period in 2012. In 2013, the segment recorded an aggregate forward loss charge of $13.3 million on the Rolls-Royce BR725 program, $12.3 million on the B767 program and $30.6 million recognized on the B787 program. These charges were partially offset by favorable cumulative catch-up adjustments related to periods prior to 2013 of $30.0 million driven by productivity and efficiency improvements on core programs. In comparison, in the same period of 2012, the segment recognized forward loss charges of $151.0 million recognized on the Rolls-Royce BR725 program and $8.0 million recognized on the B767 program, partially offset by favorable cumulative catch-up adjustments of $7.3 million related to periods prior to 2012.

        Wing Systems.    Wing Systems segment net revenues for the twelve months ended December 31, 2013 were $1,502.5 million, an increase of $127.4 million, or 9.3%, compared to the same period in the prior year. The increase in net revenues was primarily driven by higher production rates on several Boeing models and higher deliveries on our Airbus programs, partially offset by lower revenue on our Gulfstream G280 program as well as lower levels of non-recurring revenue on the Gulfstream G650 program compared to the prior year. Wing Systems posted segment operating margins of (28)% for the twelve months ended December 31, 2013, down from segment operating margins of (25)% for the same period in the previous year. Lower segment operating margins were due to forward loss charges of $58.3 million on the B787, $288.3 million on the G650 and $240.9 million on the G280 program. In addition, the segment recorded favorable cumulative catch-up adjustments of $5.4 million for periods prior to 2013 driven by productivity and efficiency improvements on core programs. In comparison, for 2012, the segment recorded forward loss charges of $184.0 million on the B787 program, $162.5 million on the G650 program, $118.8 million on the G280 program, $8.9 million on the A350 XWB non-recurring program and $5.1 million on the B747-8 program, partially offset by favorable cumulative catch-up adjustments of $9.8 million related to periods prior to 2012.

        All Other.    All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and revenues from KIESC. In the twelve months ended December 31, 2013, All Other segment net revenues were $16.1 million, an increase of $5.0 million, as compared to the same period in the prior year. The All Other segment recorded 27% operating margins for the twelve months ended December 31, 2013, up from segment operating margins of 9% for the same period in the prior year driven by increased tooling sales.

        We are evaluating the potential realignment of our reportable segments as part of our 2014 business strategy. The reportable segment amounts and discussions reflected in this Annual Report reflect the management reporting that existed through the end of our 2013 fiscal year.

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

        Cost of Sales.    Cost of sales as a percentage of net revenues was 97% for the twelve months ended December 31, 2012, as compared to 89% in the prior year. The increase in cost of sales of $933.2 million in 2012 was primarily due to an increase in production rates, a net $184.0 million forward loss charge on our B787 wing program, a $162.5 million forward loss charge on our G650 wing program, a $151.0 million forward loss charge on our BR725 program, a $118.8 million forward loss charge on our G280 wing program, an $8.9 million forward loss charge on our A350 wing program, a $6.4 million forward loss charge on our B747-8 fuselage program, a $5.1 million forward loss charge on our B747-8 wing program, an $8.0 million forward loss charge on our B767 propulsion program, a $2.2 million charge for UAW share grant awards in accordance with our labor agreement, a $2.1 million charge for early retirement incentives to eligible employees and other one-time expense reductions, a charge of $3.6 million as a result of impairment of assets, and a charge of $2.2 million related to the disposal of certain assets. In addition, we continued to record zero margins on the B787 program, for which deliveries have increased during the year. In 2012, we recorded a favorable $14.7 million cumulative catch-up adjustment related to periods prior to 2012 driven by productivity and efficiency on core programs.

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

        Impact of Severe Weather Event.    During the third quarter of 2012, the Company settled the insurance claims resulting from the second quarter 2012 severe weather event and recorded a net $146.2 million gain to operating income for the twelve months ended December 31, 2012. This settlement resolved all property damage, clean-up and recovery costs related to the severe weather event as well as all expenses incurred to make up for the interruption of production and to reduce further disruptions.

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

        Provision for Income Taxes.    The income tax provision for the twelve months ended December 31, 2012, was ($24.1) million compared to $86.9 million for the prior year. The 2012 effective tax rate was (211.4)% as compared to 31.0% for 2011. The difference in the effective tax rate recorded for 2012 as compared to 2011 is primarily related to reduced earnings and accounting for long term contracts, offset by the expiration of the U.S. Research Tax Credit on December 31, 2012. The decrease from the U.S. statutory tax rate is attributable primarily to reduced earnings, accounting for long term contracts and state income tax credits.

        On January 2, 2013, the President signed legislation retroactively extending the U.S. Research Tax Credit for two years, from January 1, 2012 through December 31, 2013. Our income tax expense for 2013 reflected the entire benefit of the Research Tax Credit attributable to 2012, which is estimated at $5.4 million. We also recorded the benefit of the 2013 Research Tax Credit in our 2013 tax expense.

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

Liquidity and Capital Resources

        The primary sources of our liquidity include cash on hand, cash flow from operations, which includes receivables from customers and borrowings available under our revolving credit facility. Additionally, we may receive advance payments from customers and proceeds from asset sales. Our liquidity requirements are driven by our long-cycle business model. Our business model is comprised of four to six year non-recurring investment periods, which include design and development efforts, followed by ten to twenty years of recurring production. The non-recurring investment periods require significant outflows of cash as we design the product, build tooling, purchase equipment and build initial production inventories. These activities are typically funded partially through customer advances and milestone payments, which are offset against revenue as production units are delivered in the case of customer advances, or recognized as revenue as milestones are achieved in the case of milestone payments. The remaining funds needed to support non-recurring programs come from predictable cash inflows from our mature programs that are in the recurring phase of the production cycle. Occasionally, we have utilized borrowings and other sources of cash to fund non-recurring investments during periods where cash received from our customers is not adequate to fund our purchase commitments. The non-recurring investment period typically ends concurrently with initial deliveries of completed aircraft by our customers, which indicates that a program has entered into the recurring production phase. When a program reaches steady recurring production, it typically results in long-term generation of cash from operations. As part of our business model, we have continuously added new non-recurring programs, which are supported by mature programs that are in the steady recurring phase of the production cycle to promote growth.

        As of December 31, 2013, we had $420.7 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our revolving credit facility. We had no outstanding balances under our revolving credit facility at the end of 2013. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

  Cash Flows

        The following table provides a summary of our cash flows for the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011:

	For the Twelve Months Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	($ in millions)
Net (loss) income	$(621.4)	$34.8	$192.4
Adjustments to reconcile net income	343.0	66.8	154.5
Changes in working capital	539.0	442.8	(394.2)

Net cash provided by (used in) operating activities	260.6	544.4	(47.3)
Net cash (used in) investing activities	(268.2)	(248.8)	(249.2)
Net cash (used in) financing activities	(13.9)	(34.6)	(6.7)

Effect of exchange rate change on cash and cash equivalents	1.5	1.9	(0.6)

Net (decrease) increase in cash and cash equivalents for the period	(20.0)	262.9	(303.8)
Cash and cash equivalents, beginning of period	440.7	177.8	481.6

Cash and cash equivalents, end of period	$420.7	$440.7	$177.8

  Twelve Months Ended December 31, 2013 as Compared to Twelve Months Ended December 31, 2012

        Operating Activities.    For the twelve months ended December 31, 2013, we had a net cash inflow of $260.6 million from operating activities, an inflow decrease of $283.8 million; compared to a net cash inflow of $544.4 million for the prior year. The decrease in net cash inflow during 2013 as compared to 2012 was primarily driven by lower cash advances, a 2012 insurance settlement, and lower tax payments (see "Tax" below), partially offset by timing of vendor payments and receivables from customers. In 2012, net cash provided by operating activities was primarily due to the receipt of a $250.0 million advance from Airbus associated with an agreement on the A350 XWB fuselage program, $234.9 million of insurance proceeds from our global settlement, offset by $88.7 million for all property damage, clean-up and recovery costs related to the severe weather event as well as all expenses incurred to make up for the interruption of production and to reduce further disruptions, and by timing of vendor payments and receivables from customers. Also during 2013, we made tax payments of $69.4 million.

        Investing Activities.    For the twelve months ended December 31, 2013, we had a net cash outflow of $268.2 million from investing activities, an increase in outflow of $19.4 million, compared to a net cash outflow of $248.8 million for the prior year. In 2013, capital expenditures were $272.6 million, and consisted of purchases of tooling and machinery and equipment to support increasing production rates on several Boeing and maturing programs, as well as for replacement of assets destroyed in the April 2012 severe weather event. In comparison, in 2012, capital expenditures were $249.0 million.

        Financing Activities.    For the twelve months ended December 31, 2013, we had a net cash outflow of $13.9 million from financing activities, a decrease in outflow of $20.7 million, compared to a net cash outflow of $34.6 million for the prior year. The decrease in outflow was primarily due to the 2012 refinancing of our $559.0 million senior secured credit facilities with new senior secured credit facilities of $550.0 million, resulting in a prepayment of principal of $9.0 million in 2012. During 2012, in addition to the prepayment of principal, we incurred financing fees of $12.4 million and original issue discount of $2.7 million. Payments on debt for the twelve months ended December 31, 2013 were $10.4 million, compared to $11.7 million, excluding refinancing activities, for the same period in the prior year.

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

        We continued to invest in inventory for new programs and additional production costs for ramp-up activities in support of increasing build rates on several Boeing programs. During 2012, inventory build for new programs, including the B787, A350 XWB and Gulfstream programs, was $1,571.0 million, an increase of $768.3 million, compared to the same period in the prior year. Additionally, inventory build for mature Boeing and Airbus programs, including costs associated with announced increasing build rates on several Boeing programs was approximately $3,754.3 million, an increase of $541.7 million, compared to the same period in the prior year. These activities were funded through cash flows from operations, including receivables from customers and customer advances. These increases are partially offset by the $644.7 million in forward loss charges recorded in 2012 which are reflected as sources of cash as they are recorded as provision within inventory.

        The $47.3 million net cash outflow for the twelve months ended December 31, 2011 was largely the result of approximately $4.52 billion in expenditures driven by continued growth in inventory to support engineering development and start-up production costs for new programs, including the B787, A350 XWB and Gulfstream programs and for ramp-up activities for increasing build rates on the B737 and B777 programs, partially offset by cash receipts of approximately $4.47 billion driven by revenue from unit deliveries, which increased across all Boeing and Airbus models and aftermarket volume.

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

  Future Cash Needs and Capital Spending

        Our primary future cash needs will consist of working capital, debt service, research and development and capital expenditures. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates on certain mature programs, including the B737. We also require capital to develop new technologies for the next generation of aircraft and are evaluating various plans to relieve capacity constraints for the announced customer production rate increases. Capital expenditures totaled approximately $272.6 million and $249.0 million, partially offset by $12.9 million in insurance proceeds from the severe weather event for the twelve months ended December 31, 2013 and December 31, 2012, respectively. Excluding the impact of the severe weather event, capital expenditures totaled approximately $234.2 million and $236.1 million for the twelve months ended December 31, 2013 and December 31, 2012, respectively. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, insurance proceeds; borrowings available under our revolving credit facility and proceeds from assets sales, if any.

        EAC Changes in Estimates.    As described in more detail in the New and Maturing Programs discussion, the Company significantly increased its estimates regarding future production costs on several of its maturing programs in 2013. The majority of the $1,133.3 million of forward loss charges represent future cash expenditures which increase our projected future cash needs from previous estimates. These charges cover production blocks that are currently estimated to be completed at various dates between now and 2018.

  Pension and Other Post-Retirement Benefit Obligations

        Our U.S. pension plan remained fully funded at December 31, 2013 and we anticipate non-cash pension income for 2014 to remain at or near the same level as 2013. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. Effective December 31, 2013, the BAE Aerostructures pension plan benefits were frozen due to an amendment which closed the plan. Our projected contributions to the U.K. pension plan for 2014 are $0.7 million. See Note 16, "Pension and Other Post-Retirement Benefits," for more information on the Company's pension plans.

  Debt and Other Financing Arrangements

        Senior Secured Credit Facilities.    On April 18, 2012, Spirit entered into a $1.2 billion senior secured Credit Agreement (the "Credit Agreement") consisting of a $650.0 million revolving credit facility and a $550.0 million term loan B facility. The Credit Agreement refinanced and replaced the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended. Proceeds of the new term loan were used to pay off outstanding amounts under the prior credit agreement. The revolving credit facility matures April 18, 2017 and bears interest, at Spirit's option, at either LIBOR, or a defined "base rate" plus an applicable margin based on Spirit's debt-to-EBITDA ratio (see table below). The term loan matures April 18, 2019 and bears interest, at Spirit's option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit's secured debt-to-EBITDA ratio is below 1:1 at any time after 2012. Substantially all of Spirit's assets, including inventory and property, plant and equipment, were pledged as collateral for both the term loan and the revolving credit facility. As of December 31, 2013, the outstanding balance of the term loan was $540.4 million. As of December 31, 2012, the outstanding balance of the term loan was $545.9 million. As of December 31, 2013 the carrying amount of the term loan was $538.2 million. The amount outstanding under the revolving credit facility was zero at each of December 31, 2013 and December 31, 2012. In the second quarter of 2012, the Company recorded a charge of $9.5 million for unamortized deferred financing fees as a result of extinguishment of the debt under the prior credit agreement.

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

        To address the forward loss charges that the Company recognized in the third quarter of 2012, the Company amended the Credit Agreement effective October 26, 2012. The amendment resulted in a temporary revision of the quarterly financial covenant ratios and increased the amount of time the Company has to apply the proceeds from the insurance settlement in connection with the severe weather event against expenses resulting from the event from 12 months to 24 months before the proceeds may be considered eligible for prepayment against the senior secured credit facility.

        Additionally, to address the forward loss charges that the Company recognized in the second quarter of 2013, the Company amended the Credit Agreement effective August 2, 2013. The amendment suspended the existing financial covenant ratios until December 31, 2014. The amendment requires Spirit to meet certain minimum liquidity and borrowing base requirements while the existing financial covenant ratios are suspended. Among other things, the amendment provides for the following key changes during the suspension period:

  •
  The applicable margin for the revolving credit facility component of the senior secured Credit Agreement shall be the applicable percentage per annum set forth in Pricing Tier 1 (see table above), plus one-half of one percent (0.5)%.

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

        In addition, pursuant to the amendment the mandatory application of proceeds from the potential sale of the Oklahoma sites to repay the borrowings under the senior secured Credit Agreement is reduced from 100% to 50%. The Company expects to be in compliance with all required covenants through December 31, 2014.

        On February 6, 2014, Moody's Investors Service placed the credit rating of Spirit AeroSystems, Inc. under review for possible downgrade. A downgrade of our credit rating could trigger a prepayment based on the excess cash flow prepayment provision under our term loan depending on our total leverage ratio.

        Senior Notes.    On November 18, 2010, we issued $300.0 million aggregate of 6.75% Senior Notes due 2020 (the "2020 Notes"), with interest payable on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit's existing and future domestic subsidiaries that guarantee Spirit's obligations under Spirit's senior secured credit facility. The carrying value of the 2020 Notes was $300.0 million as of December 31, 2013.

        On September 30, 2009, we issued $300.0 million of 7.50% Senior Notes due October 1, 2017 (the "2017 Notes"), with interest payable on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit's existing and future domestic subsidiaries that guarantee Spirit's obligations under Spirit's senior secured credit facility. The carrying value of the 2017 Notes was $296.4 million as of December 31, 2013.

        As of December 31, 2013, we were and expect to continue to be in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes through December 31, 2014.

        Advances and Deferred Revenue on the B787 Program.    On May 12, 2011, Spirit and Boeing entered into the B787 Amendment which, among other things, established a new repayment schedule for advances made by Boeing to Spirit to be repaid against the purchase price of the first 1,000 B787 ship sets delivered to Boeing. In the event Boeing does not take delivery of 1,000 ship sets prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. The B787 Amendment also changed the treatment of advances paid by Boeing for certain non-recurring work into a nonrefundable payment in full for such work. As of December 31, 2013, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $600.2 million.

        Advances on the A350 Fuselage Program.    In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012. The advance payments are offset against the recurring price of A350 XWB ship sets invoiced by Spirit, at a rate of $1.25 million per ship set. As of December 31, 2013, the amount of advance payments received under this Memorandum of Agreement and not yet repaid was approximately $243.9 million.

        Malaysian Facility Agreement.    On June 2, 2008, Spirit Malaysia entered into a Facility Agreement for a term loan facility for Ringgit Malaysia RM69.2 million (approximately USD $20.0 million equivalent) (the "Malaysia Facility"), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM3.3 million (approximately USD $1.0 million equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum. The Malaysia Facility loan balance as of December 31, 2013 was $10.0 million.

        French Factory Capital Lease Agreement.    On July 17, 2009, the Company's indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace component assembly plant in Saint-Nazaire, France. Lease payments are variable, subject to the three-month Euribor rate plus 2.2%. Lease payments under the agreement are due quarterly through April 2025. As of December 31, 2013 and December 31, 2012, the Company has $10.7 million and $11.0 million, respectively, of debt attributable to the capital lease transaction. We currently assemble center fuselage frame sections and wings for the new Airbus A350 XWB aircraft at the Saint-Nazaire facility.

        Nashville Design Center Capital Lease Agreement.    On September 21, 2012, the Company entered into a capital lease agreement for $2.6 million for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components. Lease payments are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months. As of December 31, 2013 and December 31, 2012, the Nashville Design Center capital lease balance was $2.5 million and $2.6 million, respectively.

  Credit Ratings

        As of December 31, 2013, our credit ratings were a BB rating and negative outlook by Standard and Poor's, and a Ba2 and negative outlook by Moody Investor Services.

        Our credit ratings are reviewed periodically by the rating agencies listed above. On February 6, 2014, Moody's Investors Service placed the credit ratings for Spirit AeroSystems, Inc. under review for possible downgrade.

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

  Contractual Obligations:

        The following table summarizes our contractual cash obligations as of December 31, 2013:

Contractual Obligations(1)(2)	2014	2015	2016	2017	2018	2019	2020 and After	Total
Principal payment on term loan	$5.5	$5.5	$5.5	$5.5	$5.5	$512.9	$—	$540.4
Interest on debt(3)	20.4	20.2	20.1	19.8	19.6	6.7	—	106.8
Long-term bonds	—	—	—	300.0	—	—	300.0	600.0
Interest on long-term bonds	42.8	42.8	42.8	37.1	20.3	20.3	19.3	225.4
Principal payment on Malaysian term loan	2.8	2.8	2.8	1.4	—	—	—	9.8
Interest on Malaysian loan	0.3	0.3	0.2	—	—	—	—	0.8
U.K. pension obligation	0.7	—	—	—	—	—	—	0.7
Non-cancelable capital lease payments(4)	0.9	0.9	1.0	1.0	1.1	1.1	9.0	15.0
Non-cancelable operating lease payments	20.8	17.3	10.6	5.2	4.9	4.0	10.7	73.5
Other	14.4	4.6	4.5	2.2	0.4	0.4	8.5	35.0
Purchase obligations(5)	150.5	43.5	16.1	9.5	6.4	—	—	226.0

Total	$259.1	$137.9	$103.6	$381.7	$58.2	$545.4	$347.5	$1,833.4

(1)
Does not include repayment of $600.2 million of B787 advances or deferred revenue credits to Boeing, or $243.9 million of Airbus advances, which are reflected in our consolidated balance sheet as short-term and long-term liabilities. See Note 10, "Advance Payments and Deferred Revenue/Credits."

(2)
The $18.4 million of unrecognized tax benefit liability for uncertain tax positions has been excluded from this table due to uncertainty involving the ultimate settlement period. See Note 19, "Income Taxes."

(3)
Interest on our Term Loan B was calculated for all years using the three-month LIBOR yield curve as of December 31, 2013 plus applicable margin.

(4)
Treats the financing of software license purchases and direct financing of system implementation as capital leases.

(5)
Purchase obligations represent computing, tooling, and property, plant and equipment commitments as of December 31, 2013.

Off-Balance Sheet Arrangements

        Other than operating leases disclosed in the notes to our financial statements included in this Annual Report, we have not entered into any off-balance sheet arrangements as of December 31, 2013.

Tax

        We establish reserves in accordance with FASB authoritative guidance to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. We recognize the financial statement impact for tax positions only after determining that based on its technical merits the relevant tax authority would more likely than not sustain the position on audit. For tax positions meeting the "more likely than not threshold" the amount recognized in the financial statements is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The reserves are adjusted quarterly to reflect changes in facts and circumstances, such as the tax audit's progress, case law developments, and new or emerging legislation. We believe that with a $13.3 million long-term payable, the tax reserves are adequate and reflect the most probable outcome for all tax contingencies known at December 31, 2013. Accordingly, the tax contingency liability is included as a non-current liability in our consolidated balance sheet.

        A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, Management assesses all available positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

        The amount of current U.S. and state tax receivables outstanding at December 31, 2013 is $75.2 million. The Company is evaluating options regarding the monetization of this asset, which include a refund request with the Internal Revenue Service, applying the balance towards our expected U.S. and state tax liabilities in 2014, or a combination of both approaches.

Expected Backlog

        As of December 31, 2013, our expected backlog associated with large commercial aircraft, business and regional jet, and military equipment deliveries through 2019, calculated based on contractual product prices and expected delivery volumes, was approximately $41.1 billion. This is an increase of $5.8 billion from our corresponding estimate as of the end of 2012 reflecting the fact that Airbus and Boeing new orders exceeded deliveries in 2013. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing and Airbus announced backlog on our supply agreements. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2013 may not necessarily represent the actual amount of deliveries or sales for any future period.

Foreign Operations

        We engage in business in various non-U.S. markets. As of December 31, 2013, we have a foreign subsidiary with one facility in the United Kingdom, which serves as a production facility, a production facility in Malaysia, a worldwide supplier base, and a repair center for the European and Middle-Eastern regions. We purchase certain components and materials that we use in our products from foreign suppliers and a portion of our products will be sold directly to foreign customers, including Airbus, or resold to foreign end-users (i.e., foreign airlines and militaries). In addition, we operate an assembly facility in Saint-Nazaire, France to receive and assemble center fuselage frame sections for the Airbus A350 XWB commercial aircraft from the facility in Kinston, North Carolina before they are shipped to Airbus.

        Spirit is party to a joint venture with Hong Kong Aircraft Engineering Company Limited (HAECO), and its subsidiary, Taikoo Aircraft Engineering Company Limited (TAECO), Cathay Pacific Airways Limited, and Cal-Asia to develop and implement a state-of-the-art composite and metal bond component repair station in the Asia-Pacific region. The service center is called Taikoo Spirit AeroSystems Composite Co. Ltd.

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

        For the twelve months ended December 31, 2013, our net revenues from direct sales to non-U.S. customers were approximately $806.1 million, or 13%, of total net revenues for the same period. For the twelve months ended December 31, 2012, our net revenues from direct sales to non-U.S. customers were approximately $785.7 million, or 15%, of total net revenues for the same period. For the twelve months ended December 31, 2011, our net revenues from direct sales to non-U.S. customers were approximately $653.1 million, or 13%, of total net revenues for the same period.

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

        Accounts receivable include amounts billed and currently due from customers, amounts earned but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending arbitration. The amounts retained by the customer include $135.1 million at December 31, 2013, See Note 22, "Commitments, Contingencies and Guarantees." For the twelve months ended December 31, 2013, approximately 84% of our net revenues were from sales to Boeing. Additionally, at December 31, 2013 approximately 29% of our outstanding accounts receivable were due from Gulfstream. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically not been material, we cannot guarantee that we will continue to experience the same credit loss rates in the future.

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

Interest Rate Risks

        After the effect of interest rate swaps, as of December 31, 2013, we had $225.0 million of total fixed rate debt and $315.4 million of variable rate debt outstanding as compared to $325.0 million of total fixed rate debt and $220.9 million of variable rate debt outstanding as of December 31, 2012. Borrowings under our Senior Secured Credit Facility bear interest that varies with LIBOR. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $3.2 million.

        We enter into floating-to-fixed interest rate swap agreements periodically. As of December 31, 2013, the interest swap agreements had notional amounts totaling $225.0 million.

Notional Amount	Expires	Variable Rate	Fixed Rate(1)	Effective Fixed Rate(2)	Fair Value, December 31, 2013
$225	July 2014	1 Month LIBOR	1.37%	N/A	$(1.4)

(1)
The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2)
As of December 31, 2013 the interest rate swaps are no longer effective and therefore the effective fixed rate is not applicable.

        The purpose of entering into these swaps was to reduce our exposure to variable interest rates. In accordance with FASB authoritative guidance the interest rate swaps are being accounted for as cash flow hedges and the fair value of the swap agreements is reported on the balance sheet as an asset, if positive, or a liability, if negative. The fair value of the interest rate swaps was a net liability of approximately ($1.4) million at December 31, 2013. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques at year end and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement. We do not use these contracts for speculative or trading purposes.

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

        In accordance with FASB authoritative guidance, the intercompany revolving credit facility with Spirit Europe is exposed to fluctuations in foreign exchange rates. The fluctuation in rates for 2013 resulted in a gain of $2.9 million reflected in other income/expense.

        Other than the interest rate swaps and foreign exchange contracts, we have no other derivative financial instruments.

Item 8.    Financial Statements and Supplementary Data

SPIRIT AEROSYSTEMS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Spirit AeroSystems Holdings, Inc. for the periods ended December 31, 2013, December 31, 2012 and December 31, 2011
Report of Independent Registered Public Accounting Firm	83
Consolidated Statements of Operations	85
Consolidated Statements of Comprehensive Income	86
Consolidated Balance Sheets	87
Consolidated Statements of Changes in Shareholders' Equity	88
Consolidated Statements of Cash Flows	89
Notes to Consolidated Financial Statements	90

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Spirit AeroSystems Holdings, Inc.

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Spirit AeroSystems Holdings, Inc. and its subsidiaries (the "Company") at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the Company's contract accounting estimates for its Airbus A350, Gulfstream G280 and G650 programs existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Kansas City, Missouri
February 19, 2014

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	($ in millions, except per share data)
Net Revenues	$5,961.0	$5,397.7	$4,863.8
Operating costs and expenses
Cost of sales	6,059.5	5,245.3	4,312.1
Selling, general and administrative	200.8	172.2	159.9
Impact from severe weather event	30.3	(146.2)	—
Research and development	34.7	34.1	35.7

Total operating costs and expenses	6,325.3	5,305.4	4,507.7
Operating (loss) income	(364.3)	92.3	356.1
Interest expense and financing fee amortization	(70.1)	(82.9)	(77.5)
Interest income	0.3	0.2	0.3
Other income, net	3.3	1.8	1.4

(Loss) income before income taxes and equity in net income (loss) of affiliates	(430.8)	11.4	280.3
Income tax (provision) benefit	(191.1)	24.1	(86.9)

(Loss) income before equity in net income (loss) of affiliates	(621.9)	35.5	193.4
Equity in net income (loss) of affiliates	0.5	(0.7)	(1.0)

Net (loss) income	$(621.4)	$34.8	$192.4

(Loss) earnings per share
Basic	$(4.40)	$0.24	$1.36
Diluted	$(4.40)	$0.24	$1.35

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Comprehensive Income

	For the Twelve Months Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	($ in millions)
Net (loss) income	$(621.4)	$34.8	$192.4
Other comprehensive income (loss), net of tax:
Unrealized (loss) on interest rate swaps, net of tax effect of zero, zero, $2.4, respectively	—	—	(4.2)
Less: reclassification adjustment for loss realized in net income, net of tax effect of zero, $1.7, $3.1, respectively	—	2.9	5.3

Net gain on interest rate swaps	—	2.9	1.1
Unrealized gain (loss) on foreign currency hedge contracts, net of tax effect of zero, zero, $0.2, respectively	—	—	0.5
Less: reclassification adjustment for loss realized in net income, net of tax effect of zero, zero, $0.1, respectively	—	0.1	0.2
Less: reclassification adjustment for loss realized in net other assets, net of tax effect of zero, zero, $0.4, respectively	—	—	0.7

Net gain on foreign currency hedge contracts	—	0.1	1.4
Pension, SERP, and Retiree medical adjustments, net of tax effect of ($51.5), $19.5, $30.5, respectively	84.8	(30.5)	(52.9)
Unrealized foreign exchange gain on intercompany loan, net of tax effect of ($0.4), ($0.8), zero, respectively	1.2	2.2	—
Foreign currency translation adjustments	4.6	6.3	(0.5)

Total other comprehensive income (loss)	90.6	(19.0)	(50.9)

Total comprehensive (loss) income	$(530.8)	$15.8	$141.5

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	($ in millions)
Current assets
Cash and cash equivalents	$420.7	$440.7
Accounts receivable, net	550.8	420.7
Inventory, net	1,842.6	2,410.8
Deferred tax asset-current	26.9	57.1
Other current assets	103.2	26.1

Total current assets	2,944.2	3,355.4
Property, plant and equipment, net	1,803.3	1,698.5
Pension assets	252.6	78.4
Deferred tax asset-non-current, net	—	192.0
Other assets	107.1	91.0

Total assets	$5,107.2	$5,415.3

Current liabilities
Accounts payable	$753.7	$659.0
Accrued expenses	220.6	216.3
Profit sharing	38.4	28.3
Current portion of long-term debt	16.8	10.3
Advance payments, short-term	133.5	70.7
Deferred revenue, short-term	19.8	18.4
Deferred grant income liability — current	8.6	6.9
Other current liabilities	144.2	57.1

Total current liabilities	1,335.6	1,067.0
Long-term debt	1,150.5	1,165.9
Advance payments, long-term	728.9	833.6
Pension/OPEB obligation	69.8	75.6
Deferred grant income liability — non-current	108.2	116.6
Deferred revenue and other deferred credits	30.9	30.8
Other liabilities	202.3	128.9
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 120,946,429 and 119,671,298 shares issued, respectively	1.2	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 23,851,694 and 24,025,880 shares issued, respectively	0.2	0.2
Additional paid-in capital	1,025.0	1,012.3
Accumulated other comprehensive loss	(54.6)	(145.2)
Retained earnings	508.7	1,127.9

Total shareholders' equity	1,480.5	1,996.4
Noncontrolling interest	0.5	0.5

Total equity	1,481.0	1,996.9

Total liabilities and equity	$5,107.2	$5,415.3

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Changes in Shareholders' Equity

	Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ Accumulated Deficit
			Additional Paid-in Capital
	Shares	Amount				Total
	($ in millions, except share data)
Balance — December 31, 2010	142,098,702	$1.4	$983.6	$(75.3)	$900.7	$1,810.4
Net income	—	—	—	—	192.4	192.4
Employee equity awards	909,244	—	12.4	—	—	12.4
Stock forfeitures	(221,165)	—	(1.2)	—	—	(1.2)
Excess tax benefits from share-based payment arrangements	—	—	1.1	—	—	1.1
SERP shares issued	78,862	—	—	—	—	—
Other comprehensive loss	—	—	—	(50.9)	—	(50.9)

Balance — December 31, 2011	142,865,643	1.4	995.9	(126.2)	1,093.1	1,964.2
Net income	—	—	—	—	34.8	34.8
Employee equity awards	905,438	—	15.3	—	—	15.3
Stock forfeitures	(123,439)	—	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	1.1	—	—	1.1
SERP shares issued	49,536	—	—	—	—	—
Other comprehensive loss	—	—	—	(19.0)	—	(19.0)

Balance — December 31, 2012	143,697,178	1.4	1,012.3	(145.2)	1,127.9	1,996.4
Net loss	—	—	—	—	(621.4)	(621.4)
Equity in joint venture	—	—	—	—	2.2	2.2
Employee equity awards	1,979,066	—	12.6	—	—	12.6
Stock forfeitures	(668,263)	—	—	—	—	—
Net shares settled	(240,359)	—	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	0.1	—	—	0.1
SERP shares issued	30,501	—	—	—	—	—
Other comprehensive income	—	—	—	90.6	—	90.6

Balance — December 31, 2013	144,798,123	$1.4	$1,025.0	$(54.6)	$508.7	$1,480.5

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Consolidated Statements of Cash Flows

	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011
	($ in millions)
Operating activities
Net (loss) income	$(621.4)	$34.8	$192.4
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation expense	158.2	151.1	129.2
Amortization expense	3.1	5.1	4.9
Amortization of deferred financing fees	6.7	14.6	5.6
Accretion of customer supply agreement	0.6	0.2	—
Bad debt expense	—	—	1.4
Employee stock compensation expense	19.6	15.3	11.2
Excess tax benefit of share-based payment arrangements	(0.6)	(1.2)	(1.3)
Loss from discontinued hedge accounting on interest rate swaps	—	5.2	—
(Gain) from the ineffectiveness of hedge contracts	(2.6)	(1.5)	—
(Gain) loss from foreign currency transactions	(2.6)	(5.6)	1.0
Loss on disposition of assets	0.1	14.1	1.0
Deferred taxes	202.8	(120.1)	21.6
Long-term tax benefit	(2.5)	3.6	(6.1)
Pension and other post retirement benefits, net	(32.0)	(8.9)	(9.6)
Grant income	(7.3)	(5.8)	(5.4)
Equity in net loss of affiliates	(0.5)	0.7	1.0
Changes in assets and liabilities
Accounts receivable	(128.5)	(151.1)	(66.3)
Inventory, net	666.0	228.3	(121.6)
Accounts payable and accrued liabilities	94.2	109.8	106.1
Profit sharing/deferred compensation	10.0	4.7	(5.5)
Advance payments	(41.9)	239.6	(159.9)
Income taxes receivable/payable	(82.2)	(4.3)	65.0
Deferred revenue and other deferred credits	(0.2)	(12.4)	(265.9)
Other	21.6	28.2	53.9

Net cash provided by (used in) operating activities	260.6	544.4	(47.3)

Investing activities
Purchase of property, plant and equipment	(234.2)	(236.1)	(249.7)
Purchase of property, plant and equipment — severe weather event (see Note 4)	(38.4)	(12.9)	—
Proceeds from sale of assets	0.7	1.6	0.5
Other	3.7	(1.4)	—

Net cash (used in) investing activities	(268.2)	(248.8)	(249.2)

Financing activities
Proceeds from revolving credit facility	—	170.0	30.0
Payments on revolving credit facility	—	(170.0)	(30.0)
Proceeds from issuance of debt	—	547.6	—
Principal payments of debt	(10.4)	(571.0)	(8.0)
Excess tax benefit of share-based payment arrangements	0.6	1.2	1.3
Debt issuance and financing costs	(4.1)	(12.4)	—

Net cash (used in) financing activities	(13.9)	(34.6)	(6.7)

Effect of exchange rate changes on cash and cash equivalents	1.5	1.9	(0.6)

Net (decrease) increase in cash and cash equivalents for the period	(20.0)	262.9	(303.8)
Cash and cash equivalents, beginning of period	440.7	177.8	481.6

Cash and cash equivalents, end of period	$420.7	$440.7	$177.8

Supplemental information
Interest paid	$68.0	$69.7	$83.7
Income taxes paid	$69.4	$96.7	$5.6
Non-cash investing and financing activities
Property acquired through capital leases	$0.4	$2.6	$0.1
Financing obligations	$—	$—	$12.5

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements
($, €, £, and RM in millions other than per share amounts)

1.     Nature of Business

        Spirit AeroSystems Holdings, Inc. ("Holdings" or the "Company") was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company's ("Boeing") operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the "Boeing Acquisition"). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. ("Spirit"). Onex Corporation ("Onex") of Toronto, Canada and certain of its affiliates maintain majority voting power of Holdings. In April 2006, Holdings acquired the aerostructures division of BAE Systems (Operations) Limited ("BAE Aerostructures"), which builds structural components for Airbus, a division of Airbus Group NV ("Airbus") and Boeing. Prior to this acquisition, Holdings sold essentially all of its production to Boeing. Since Spirit's incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Gulfstream, Bombardier, Mitsubishi Aircraft Corporation, Southwest Airlines, United Airlines, American Airlines and Bell Helicopter. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina and Subang, Malaysia. The Company has assembly facilities in Saint-Nazaire, France, and Chanute, Kansas.

        The Company is the majority participant in the Kansas Industrial Energy Supply Company ("KIESC"), a tenancy-in-common with other Wichita companies established to purchase natural gas.

        The Company participates in a joint venture, Taikoo Spirit AeroSystems Composite Co. Ltd. ("TSACCL"), of which Spirit's ownership interest is 31.5%. TSACCL was formed to develop and implement a state-of-the-art composite and metal bond component repair station in the Asia-Pacific region. On December 19, 2013, Spirit completed the sale of its interest in the Spirit-Progresstech joint venture.

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

2.     Summary of Significant Accounting Policies

  Basis of Presentation

        The accompanying consolidated financial statements include the Company's financial statements and the financial statements of its majority-owned subsidiaries and have been prepared in accordance with GAAP. Investments in business entities in which the Company does not have control, but has the ability to exercise influence over operating and financial policies, including TSACCL, are accounted for by the equity method. KIESC is fully consolidated as the Company owns 77.8% of the entity's equity. All intercompany balances and transactions have been eliminated in consolidation. The Company's U.K. subsidiary uses local currency, the British pound, as its functional currency; the Malaysian subsidiary uses the British pound and our Singapore subsidiary uses the Singapore dollar. All other foreign subsidiaries and branches use the U.S. dollar as their functional currency.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions. See Note 3, "Changes in Estimates," for details on current changes in estimates.

        The results of operations during fiscal 2013 include the favorable impact of cumulative catch-up adjustments relating to prior period revenues of $95.5 primarily associated with productivity and efficiency improvements on mature programs.

        The results of operations during fiscal 2012 include the favorable impact of cumulative catch-up adjustments relating to prior period revenues of $14.7 primarily associated with productivity and efficiency improvements on mature programs.

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

        The total quantity of production units to be delivered under a contract may be set as a single contract accounting block, or it can be split into multiple blocks. Unless the life of the contract is so long that it prevents reliable estimates, the entire contract will typically be set as the contract accounting block quantity. "Life-of-program" or "requirements-based" contracts often lead to continuing sales of more than twenty years. Since this is much longer than can be reliably estimated, Spirit uses parameters based on the contract facts and circumstances to determine the length of the contract block. This analysis includes: considering the customer's firm orders, internal assessment of the market, reliability of cost estimates, potential segmentation of non-recurring elements of the contract, and other factors. Contract block sizes may also be determined based on certain contractual terms such as pricing renegotiation dates, such that certain contract blocks may use an approximate date instead of a defined unit quantity in order to increase the ability to estimate accurately given that the renegotiated pricing is unknown for the planning block. Shorter contract blocks for mature, ongoing programs are common due to the presence of recent cost history and probable forecast accuracy. Mature program contract blocks tend to be approximately two years in length. Initial contract blocks often require a longer time period and a greater number of units in order to take into account the higher cost of early units due to a steeper experience curve and

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

pre-production design costs. Initial contract blocks on new programs can extend up to ten years or longer. As these programs mature, costs stabilize and efficiencies are realized, subsequent contract block length shortens to take into account the steady state of the continuing production.

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

        A profit rate is estimated based on the difference between total revenues and total costs over a contract block. Total revenues at any given time include actual historical revenues up to that time plus future estimated revenues. Total costs at any given time include actual historical costs up to that time plus future estimated costs. Estimated revenues include negotiated or expected values for units delivered, estimates of probable recoveries asserted against the customer for changes in specifications, price adjustments for contract and volume changes, escalation and assumed but currently unnegotiated price increases for derivative models. Costs include the estimated cost of certain pre-production efforts (including non-recurring engineering and planning subsequent to completion of final design) plus the estimated cost of manufacturing a specified number of production units. Estimates take into account assumptions related to future labor performance and rates, and projections related to material and overhead costs including expected "learning curve" cost reductions over the term of the contract. Estimated revenues and costs also take into account the expected impact of specific contingencies that we believe are probable.

        Estimates of revenues and costs for our contract blocks span a period of multiple years and are based on a substantial number of underlying assumptions. We believe that the underlying assumptions are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the revenue and cost streams can be significant if the assumptions change. Estimates of profit margins for contract accounting blocks are typically reviewed on a quarterly basis. Assuming the initial estimates of sales and costs under the contract block are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract block. Changes in these underlying estimates due to revisions in sales and cost estimates may result in profit margins being recognized unevenly over a contract block as such changes are accounted for on a cumulative basis in the period estimates are revised, which we refer to as cumulative catch-up adjustments. Our Estimate At Completion estimating process is not solely an accounting process, but is instead an integrated part of the management of our business, involving numerous personnel in our planning, production control, contracts, cost management, supply chain and program and business management functions. In 2013, we recorded positive cumulative catch-up adjustments for periods prior to 2013 of $60.1, $30.0 and $5.4 for the Fuselage, Propulsion and Wing Segments, respectively. When the current estimates of total contract revenue and total contract cost indicate a loss, a provision for the entire loss on the contract, known as a forward loss charge, is recorded to cost of sales in the period in which they become evident. In 2013, we recognized $1,133.3 in forward losses.

        For revenues not recognized under the contract method of accounting, the Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Shipping and handling costs are included in cost of sales. Revenues earned from providing maintenance services, including any contracted research and development, are recognized when the service

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

is complete or other contractual milestones are attained. Revenues from non-recurring design work are recognized based on substantive milestones that are indicative of our progress toward completion. Non-recurring revenues, which are derived primarily from engineering and design efforts, were $255.6, $239.4 and $222.0 for each of the twelve month periods ending December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

        As required by FASB authoritative guidance related to accounting for consideration given by a vendor to a customer, under an agreement with Airbus, certain payments are amortized as a reduction to revenues on units delivered. Additionally, in 2012 we began making certain payments related to our Gulfstream G280 and G650 programs. The Company recognized $28.6 and $51.1 as a reduction to net revenues for the periods ended December 31, 2013 and December 31, 2012, respectively.

  Developments on Our New and Maturing Programs

        A significant portion of the Company's future revenues is expected to be derived from new and maturing programs, most notably the B787, A350 XWB, G650 and G280, on which we may be contracted to provide design and engineering services, recurring production, or both. There are several risks inherent to such new and maturing programs. In the design and engineering phase, we may incur costs in excess of our forecasts due to several factors, including cost overruns, customer-directed change orders and delays in the overall program. We may also incur higher than expected recurring production costs, which may be caused by a variety of factors, including the future impact of engineering changes (or other change orders) or our inability to secure contracts with our suppliers at projected cost levels. Our ability to recover these excess costs from the customer will depend on several factors, including our rights under our contracts for the new and maturing programs. In determining our profits and losses in accordance with the percentage-of-completion method of contract accounting, we are required to make significant assumptions regarding our future costs and revenues, as well as the estimated number of units to be manufactured under the contract and other variables. We continually review and update our assumptions based on market trends and our most recent experience. If we make material changes to our assumptions, such as a reduction in the estimated number of units to be produced under the contract (which could be caused by emerging market trends or other factors), an increase in future production costs or a change in the recoverability of increased design or production costs, we may experience negative cumulative catch-up adjustments related to revenues previously recognized. In some cases, we may recognize forward loss amounts.

  Research and Development

        Research and development includes costs incurred for experimentation, design and testing and are expensed as incurred as required under FASB authoritative guidance pertaining to accounting for research and development costs.

  Joint Venture

        The value of the Company's 31.5% ownership interest in Taikoo Spirit AeroSystems Composite Co. Ltd. totaled $1.4 at December 31, 2013 and is accounted for under the equity method of accounting.

  Cash and Cash Equivalents

        Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with industry practice, the Company classifies unbilled receivables related to contracts accounted for under the long-term contract method of accounting, as current. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables. Account balances are charged off against the allowance after the potential for recovery is considered remote. The Company's allowance for doubtful accounts was approximately $0.2 and $4.3 at December 31, 2013 and December 31, 2012, respectively.

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

        Total inventory includes deferred production costs for the excess of production costs over the estimated average cost per ship set, and credit balances for favorable variances on contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks. Recovery of excess over average deferred production costs is dependent on the number of ship sets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. Work-in-process inventory also includes non-recurring production costs. Non-recurring production costs include design and engineering costs and test articles.

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

  Intangible Assets

        Intangible assets are initially recorded at estimated fair value and are comprised of patents, favorable leasehold interests, and customer relationships that are amortized on a straight-line basis over their estimated useful lives, ranging from 6 to 16 years for patents, 14 to 24 years for favorable leasehold interests, and 8 years for customer relationships.

  Impairment or Disposal of Long-Lived Assets and Goodwill

        Spirit reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with FASB authoritative guidance on accounting for the impairment or disposal of long-lived assets. Under the standard, assets must be classified as either held-for-use or available-for-sale. An impairment loss is recognized when the carrying amount of an asset that is held for use exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the carrying amount of the asset exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets available-for-sale, an impairment loss is recognized when the carrying amount exceeds the fair value less cost to sell. The Company performs an annual impairment test for goodwill in the fourth quarter of each year, in accordance with FASB authoritative guidance pertaining to goodwill and other intangible assets, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below current value. Recent impairment testing has indicated no need for impairment.

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

  Fair Value of Financial Instruments

        Financial instruments are measured in accordance with FASB authoritative guidance related to fair value measurements. This guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. See Note 12, "Fair Value Measurements."

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

        We record an income tax expense or benefit based on the net income earned or net loss incurred in each tax jurisdiction and at the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB authoritative guidance on accounting for the uncertainty in income taxes. The final tax outcome for these matters may be different than management's original estimates made in determining the income tax provision. A change to these estimates could impact the effective tax rate and net income or loss in subsequent periods. We use the flow-through accounting method for tax credits. Under this method, tax credits reduce income tax expense.

  Stock-Based Compensation and Other Share-Based Payments

        Many of the Company's employees are participants in various stock compensation plans. The Company accounts for stock option plans, restricted share plans and other stock-based payments in accordance with FASB authoritative guidance pertaining to share-based payment. The expense attributable to the Company's employees is recognized over the period the amounts are earned and vested, as described in Note 18 "Stock Compensation."

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

        The following is a roll forward for the warranty and extraordinary rework provision as of December 31, 2013 and December 31, 2012:

	2013	2012
Balance, January 1	$30.9	$19.6
Charges to costs and expenses	38.3	12.0
Write-offs, net of recoveries	(0.6)	(0.9)
Exchange rate	0.1	0.2

Balance, December 31	$68.7	$30.9

New Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (FASB ASU 2013-11). This update was issued to give explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The provisions of FASB ASU 2013-11 are effective for fiscal years and interim periods beginning after December 15, 2013. The adoption of the provisions of this update will not have a material impact on the Company's consolidated financial statements.

        In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (FASB ASU 2013-10). The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendment is effective for qualifying new or redesignated hedging relationship entered into on or after July 17, 2013. The adoption of the provisions of ASU 2013-10 did not have a material impact on the Company's consolidated financial statements.

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (FASB ASU 2013-02). The amendment in this update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. The provisions of FASB ASU 2013-02 were effective for annual and interim periods beginning after December 15, 2012. The adoption of the provisions of FASB ASU 2013-02 did not have a material impact on the Company's consolidated financial statements.

        In July 2012, the FASB issued ASU No. 2012-2, Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (FASB ASU 2012-2). The amendment in this update permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles — Goodwill and Other —

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

General Intangibles Other than Goodwill. The provisions of FASB ASU 2012-2 were effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012. The adoption of the provisions of FASB ASU 2012-2 did not have a material impact on the Company's consolidated financial statements.

        In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (FASB ASU 2011-11). The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The intention is to enhance required disclosures by improving information about financial instruments and derivative instruments that are either offset in accordance with FASB guidance or are subject to an enforceable master netting arrangement; irrespective of whether they are offset in accordance with FASB guidance. The provisions of FASB ASU 2011-11 have been effective for annual reporting periods beginning on or after January 1, 2013. The adoption of the provisions of FASB ASU 2011-11 has not had a material impact on the Company's consolidated financial statements.

3.     Changes in Estimates

        The Company's long-term contract estimates are based on estimated contract revenues and related costs over the Company's current contract blocks. Estimated contract revenues are generally not subject to significant revisions as most of the Company's contracts are fixed price and known at the inception of the contract; however, the contract cost elements of these estimates change frequently as the programs mature and that has historically been the primary driver of changes in our estimates. Contract costs are estimated based on actual costs incurred to date and an estimate of remaining costs over the current contract block, which can extend for multiple years. During the early phases of our program contracts, the future cost estimates are subject to significant variability and are based on numerous assumptions and judgments which require management to use its historical experience on similar programs until aircraft programs are type certified; low rate production is achieved; production processes mature; supply chain partners are contracted; and unit costs stabilize; which typically results in assumptions that costs will improve over the life of the contract block. This learning curve concept is typical in our industry; however, the level of design change and time spent in low rate production that was anticipated when we initially established these curves has been significantly exceeded as original delivery schedules have been delayed and engineering changes have continued. During 2013 and 2012, a combination of events occurred that resulted in significant changes in estimates on several new and maturing programs, resulting in forward losses being recorded on some of these programs. The following is a summary of those events.

  2013 Changes in Estimates

  Performance Issues — A350 XWB

        Our A350 XWB fuselage recurring program has experienced various production inefficiencies mostly driven by early development discovery and engineering change to the aircraft design, as well as higher test and transportation costs. Airbus is assisting us as we work through these issues and has provided additional resources to work alongside our personnel. In the third quarter of 2013, we recorded a forward loss of $78.6 for the A350 XWB fuselage recurring contract due to these production inefficiencies. There continues to be risk of additional forward loss associated with the recurring contract as we work through production issues.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  Non-Recurring Contract Agreements — A350 XWB

        In September and October of 2013 we agreed with Airbus on the work scope for the design and tooling related to the -1000 derivative of the A350 XWB fuselage and wing contracts. Based on current estimates, the agreement for the non-recurring phase of the -1000 derivative fuselage resulted in a $32.7 forward loss, which was recorded in the third quarter of 2013. There is a risk of additional forward loss if we do not successfully execute the design and engineering change process as projected.

  Supply Chain Cost Reductions — G280 and G650

        At the time we recorded the forward loss charges on the Gulfstream G280 and G650 programs in the third quarter of 2012, we had included in the respective estimates at completion significant cost reductions primarily related to sourcing costs between 2015 and 2018. These amounts were based on the experience of the supply chain team and operational management. During the second quarter of 2013, it became apparent that a substantial portion of the total cost savings included in the contract estimates for each program would not be realized. This determination was based on a number of changing conditions and new developments including an assessment of our actual experience with our customers regarding their receptiveness to proposed changes, completion of our detailed part analysis during the second quarter of 2013 as part of our effort to project future sourcing costs and our inability to achieve estimated supplier price reductions via negotiations with suppliers.

  Labor Estimates — Tulsa Facility

        The labor cost forecasts within the contract estimates for the G280, G650 and Boeing B787 are based on certain assumptions, including the level of disruption expected in the future. In our contract estimates through the first quarter of 2013, we assumed that certain disruptions to the manufacturing line caused by (i) supplier quality issues and late deliveries, (ii) customer inspections occurring in our facilities and (iii) our own manufacturing quality issues would be resolved by the middle of 2013. During the second quarter of 2013, key performance dates were missed, and we extended the expected period of time during which these issues would be resolved in our assumptions for our contract estimates. As a result, we experienced higher actual costs as well as significant increases to forecasted costs, resulting in additional forward losses recognized on all of these programs in the second and fourth quarters of 2013.

  Contractual Items — G650

        As we worked with Gulfstream to meet its production demand, we negotiated a temporary transfer of a portion of our work scope to Gulfstream for completion. In the second quarter of 2013, due to the effect of continued production challenges on our forecasted ability to achieve scheduled deliveries, we changed our assumptions to extend the duration of the work transfer and updated our estimates regarding this temporarily transferred work scope which is accounted for as a reduction in forecasted revenue. As described in more detail in Note 21, "Commitments, Contingencies and Guarantees," we instituted a demand for arbitration against Gulfstream to resolve certain contractual disputes primarily related to engineering changes made by Gulfstream and the impact of those changes to weight and delivery schedules as well as for incomplete payments to Spirit. We continually assess these contractual items and adjust our estimates as appropriate each quarter. Changes in these particular estimates resulted in additional forward loss recognized on the G650 in the second quarter of 2013.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  B787 program

        As we move into higher rates of production, our performance at the current contracted price depends on our being able to achieve production cost reductions as we gain production experience. During the second quarter of 2013, we continued to experience production inefficiencies at our Tulsa facility as we transitioned to production on the B787-9 derivative, which drove forward losses of $37.3 on the B787 wing program. Additionally in the fourth quarter of 2013, we revised our estimates of the amount of near-term achievable cost reductions for the B787 program based on cost savings ideas generated, the maturity of these ideas and the expected realization for the program. This change in cost savings estimates drove a forward loss of $384.7 in the fourth quarter of 2013.

  2012 Changes in Estimates

  Performance Issues — Tulsa Facility

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

  New and Maturing Programs Summary Performance

        Due primarily to the events described above in this Note 3, in 2013 we recorded forward loss charges of $78.6 on the recurring A350 XWB Section 15, $32.7 on the non-recurring A350 XWB Section 15, $240.9 on the G280 program, $288.3 on the G650 program and $422.0 on the B787 program. Additionally, due to program performance and/or changes in estimates in 2013 we recorded forward loss charges of $41.1, $16.4 and $21.7 on the B747, B767 and Rolls-Royce BR725 programs, respectively. The Rolls-Royce BR725 program also recorded a reduction of forward loss charges of $8.4 for a total net forward loss of $13.3 in 2013. These amounts were recorded within the Company's results of operations as part of cost of goods sold as well as on the condensed consolidated balance sheet as forward loss provisions within inventory to the extent each program's inventory balance was sufficient to absorb the charge. In the case that program inventory was not sufficient to absorb the full amount of a charge, the remainder was classified as a current liability.

        Due to performance, type certification, work package transfers and finalization of supplier contracts, as well as other events, for the twelve months ended December 31, 2012, we recorded forward loss charges of $184.0 on the Boeing 787, $162.5 on the Gulfstream G650, $151.0 on the Rolls-Royce BR725, $118.8 on the Gulfstream G280, $8.9 on the Airbus A350 XWB non-recurring wing, $11.5 on the Boeing 747-8 program and $8.0 on the B767 program. These amounts are recorded on the condensed consolidated balance sheet as forward loss provisions within inventory.

        Our consolidated net adjustments for costs related to the aforementioned changes in estimates and other circumstances for the twelve months ended December 31, 2013 and December 31, 2012 decreased operating profit, before income taxes, by approximately $1,133.3 and $644.7, respectively. These adjustments decreased net earnings for the twelve months ended December 31, 2013 and December 31, 2012 by approximately $713.0 ($5.04 per share) and $412.0 ($2.88 per share), respectively.

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

        As of December 31, 2012, the Company had received a total of $234.9 in insurance payments based on estimated losses incurred as a result of the April 14, 2012 tornado. In accordance with its credit agreement, the Company provided a certificate to its lenders indicating that all net proceeds received in connection with the destruction caused by the April 14, 2012 tornado would be used for repair, replacement or restoration at the Wichita facility.

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

        During the twelve months ended December 31, 2013 and December 31, 2012, the Company recorded an impairment charge of zero and $0.2, respectively, for certain assets that were destroyed during the severe weather event. Any future impairment charges are expected to be immaterial.

        During the twelve months ended December 31, 2013, the Company recorded expenses of $30.3 under severe weather event, which represents continuing incremental freight, warehousing and other costs which are recorded as incurred.

5.     Accounts Receivable, net

        Accounts receivable, net consists of the following:

	December 31, 2013	December 31, 2012
Trade receivables(1)(2)(3)	$544.2	$415.9
Other	6.8	9.1
Less: allowance for doubtful accounts	(0.2)	(4.3)

Accounts receivable, net	$550.8	$420.7

(1)
Includes unbilled receivables of $33.5 and $25.6 at December 31, 2013 and December 31, 2012, respectively.

(2)
Includes $135.1 and $102.0 held in retainage at December 31, 2013 and December 31, 2012, respectively.

(3)
Includes $24.6 of withheld payments by a customer pending completion of retrofit work.

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

        Also included in accounts receivable are amounts held in retainage which, as of December 31, 2013, are all related to Gulfstream and represent amounts due on G650 deliveries from 2010 through the third quarter of 2013. As described in more detail in Note 22, "Commitments, Contingencies and Guarantees," in August 2013, the Company instituted a demand for arbitration against Gulfstream Aerospace Corporation, seeking damages from Gulfstream for its incomplete payments to Spirit, as well as other damages and relief. Gulfstream counterclaimed against Spirit in the arbitration, seeking liquidated damages for delayed deliveries of wings, as well as other damages and relief. While we believe that the short-paid amount is collectible, if we are unable to collect this amount or if it becomes part of an overall settlement or arbitration award, recognition of additional forward losses on the G650 program could be required and the future cash flows of the Company could be significantly impacted.

        On May 3, 2012, one of our customers, Hawker Beechcraft, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Subsequent to the bankruptcy filing, the Company reserved the remaining balance of its $3.5 receivable from Hawker in 2012. This balance was written off in 2013.

6.     Inventory

        Inventories are summarized as follows:

	December 31, 2013	December 31, 2012(1)
Raw materials	$240.2	$250.3
Work-in-process	1,057.8	1,033.6
Finished goods	43.7	35.9

Product inventory	1,341.7	1,319.8
Capitalized pre-production(2)	486.2	524.6
Deferred production	1,661.2	1,173.8
Forward loss provision	(1,646.5)	(607.4)

Total inventory, net	$1,842.6	$2,410.8

(1)
For December 31, 2012, deferred production of $1,173.8 was reclassified from work-in-process to conform to current year presentation.

(2)
For December 31, 2013, $17.9 of work-in-process was reclassified to capitalized pre-production.

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

        Total inventory includes deferred production costs for the excess of production costs over the estimated average cost per ship set, and credit balances for favorable variances on contracts between actual costs incurred and the estimated average cost per ship set for units delivered under the current production blocks. Recovery of excess-over-average deferred production costs is dependent on the number of ship sets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts will be fully recovered. Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.

        Non-recurring production costs include design and engineering costs and test articles.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        Inventories are summarized by platform and costs below:

	December 31, 2013
	Product Inventory
			Capitalized Pre-Production	Deferred Production	Forward Loss Provision(1)(2)	Total Inventory, net December 31, 2013
	Inventory	Non-Recurring
B747(3)	$96.4	$0.1	$4.4	$1.0	$(37.2)	$64.7
B787	263.9	14.7	158.2	597.3	(606.0)	428.1
Boeing — All other platforms(4)	421.4	11.5	7.0	(21.7)	(18.6)	399.6
A350(5)	166.7	42.5	76.5	388.8	(120.8)	553.7
Airbus — All other platforms	83.2	—	—	18.8	—	102.0
G280(6)	46.9	—	4.9	233.7	(285.5)	—
G650	59.2	—	192.7	373.3	(450.8)	174.4
Rolls-Royce(7)	15.8	—	42.5	69.3	(127.6)	—
Sikorsky	—	5.4	—	—	—	5.4
Bombardier C-Series	9.1	—	—	0.7	—	9.8
Aftermarket	37.0	—	—	—	—	37.0
Other platforms(8)	67.1	0.8	—	—	—	67.9

Total	$1,266.7	$75.0	$486.2	$1,661.2	$(1,646.5)	$1,842.6

	December 31, 2012
	Product Inventory
			Capitalized Pre-Production	Deferred Production	Forward Loss Provision(1)	Total Inventory, net December 31, 2012
	Inventory	Non-Recurring
B747	$83.6	$(0.7)	$7.2	$3.6	$(11.5)	$82.2
B787	225.2	26.6	189.5	595.1	(184.0)	852.4
Boeing — All other platforms(4)	392.3	31.6	5.8	(67.6)	(6.5)	355.6
A350	133.2	51.3	56.8	177.4	(8.9)	409.8
Airbus — All other platforms	88.2	—	—	18.2	—	106.4
G280	83.3	—	5.5	98.3	(118.8)	68.3
G650	36.7	—	208.4	297.3	(162.5)	379.9
Rolls-Royce(7)	12.6	—	51.4	51.2	(115.2)	—
Sikorsky	—	4.7	—	—	—	4.7
Bombardier C-Series	3.9	—	—	0.3	—	4.2
Aftermarket	45.0	—	—	—	—	45.0
Other platforms(8)	98.3	4.0	—	—	—	102.3

Total	$1,202.3	$117.5	$524.6	$1,173.8	$(607.4)	$2,410.8

(1)
Forward loss charges taken since January 1, 2012 on blocks that have not closed.

(2)
Forward loss charges taken through December 31, 2011 were reflected within capitalized pre-production and inventory for the respective programs and are therefore not reflected as part of

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  the Forward Loss Provision figure presented. The cumulative forward loss charges, net of contract liabilities, through December 31, 2013 on open blocks are $123.8, $463.1 and $29.0 for the A350 XWB, G280 and Sikorsky programs, respectively.

(3)
Forward loss provision of $41.1 recorded on the fuselage portion of the B747 program in 2013 included $21.2 of charges on the subsequent planning block. The total provision exceeded the inventory balance which resulted in a contract liability of $3.9 which will be reduced as additional contact costs are incurred.

(4)
Forward loss provision of $11.6 recorded in 2013 on the B767 program of which $7.5 related to propulsion which exceeded the inventory balance for the propulsion portion of the program. The excess of charge over program inventory was classified as a contract liability of $5.8 which will be reduced as additional contract costs are incurred. Forward loss provision of $8.0 recorded on the B767 program in the fourth quarter of 2012 exceeded the total inventory balance. The excess of the charge over program inventory was classified as a contract liability of $1.5 as of December 31, 2012 and was reduced to zero as additional inventory was generated as of June 27, 2013.

(5)
Forward loss provision of $32.7 recorded on the non-recurring fuselage portion of the A350-1000 XWB program in 2013 exceeded the total inventory balance. The excess of the charge over the program inventory is classified as a contract liability of $7.7, reduced to zero as additional inventory was generated as of December 31, 2013. This liability was reported in other current liabilities and was absorbed back into the forward loss category of inventory as inventory on the non-recurring portion of the program increased. In 2013, non-recurring in the amount of $17.9 was reclassified to capitalized pre-production.

(6)
Forward loss provision of $240.9 recorded in 2013 exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability. The total contract liability as of December 31, 2013 is $74.2. This contract liability is reported in other current liabilities. This liability will flow back into the forward loss category of inventory as inventory on the program increases.

(7)
Forward loss provision of $151.0 recorded in 2012 exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability. In 2013 a forward loss provision of $21.7 and forward loss reduction of $8.4 was recorded, the net of which increased the contract liability from 2012. The total contract liability is $36.7 as of December 31, 2013. This contract liability is reported in other current liabilities. This liability will flow back into the forward loss category of inventory as inventory on the program increases.

(8)
Includes over-applied and under-applied overhead.

        The following is a roll forward of the capitalized pre-production costs included in the inventory balance at December 31, 2013 and December 31, 2012:

	2013	2012
Balance, January 1	$524.6	$553.2
Charges to costs and expenses	(64.8)	(59.7)
Capitalized costs(1)	26.4	31.1

Balance, December 31	$486.2	$524.6

(1)
Capitalized costs in 2013 primarily due to reclassification of $17.9 from non-recurring to capitalized pre-production.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The following is a roll forward of the deferred production included in the inventory balance at December 31, 2013 and December 31, 2012:

	2013(1)	2012(1)
Balance, January 1	$1,173.8	$813.2
Charges to costs and expenses	(591.2)	(260.1)
Capitalized costs	1,072.8	617.6
Exchange rate	5.8	3.1

Balance, December 31	$1,661.2	$1,173.8

(1)
Increases in deferred production are driven primarily by new and maturing programs.

        Significant amortization of capitalized pre-production and deferred production inventory will occur over the following contract blocks:

	Contract Block Quantity	Orders(1)
B787	500	916
A350 XWB	400	812
G280	250	85
G650	350	145
Rolls-Royce	350	136

(1)
Orders are from the published firm-order backlogs of Airbus and Boeing. For all other programs, orders represent purchase orders received from OEMs and are not reflective of OEM sales backlog. Orders reported are total block orders, including delivered units.

        Current block deliveries are as follows:

Model	Current Block Deliveries
B787	164
A350 XWB	11
Business/Regional Jets	217

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

7.     Property, Plant and Equipment, net

        Property, plant and equipment, net consists of the following:

	December 31, 2013	December 31, 2012
Land	$17.9	$17.7
Buildings (including improvements)	566.0	504.7
Machinery and equipment	1,084.0	960.0
Tooling	801.6	722.4
Capitalized software	172.2	170.2
Construction-in-progress	130.2	143.0

Total	2,771.9	2,518.0
Less: accumulated depreciation	(968.6)	(819.5)

Property, plant and equipment, net	$1,803.3	$1,698.5

        Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $5.8 and $7.5 for the twelve months ended December 31, 2013 and December 31, 2012, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs, excluding the impact of the severe weather event, of $112.5, $124.2 and $115.5 for the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

        We capitalize certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal-use software. Depreciation expense related to capitalized software was $19.6, $18.6 and $18.6 for the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

8.     Other Assets

        Other assets are summarized as follows:

	December 31, 2013	December 31, 2012
Intangible assets
Patents	$1.9	$2.0
Favorable leasehold interests	6.3	9.7
Customer relationships	28.7	28.1

Total intangible assets	36.9	39.8
Less: Accumulated amortization-patents	(1.3)	(1.2)
Accumulated amortization-favorable leasehold interest	(3.1)	(4.8)
Accumulated amortization-customer relationships	(27.8)	(23.7)

Intangible assets, net	4.7	10.1
Deferred financing
Deferred financing costs	80.5	76.4
Less: Accumulated amortization-deferred financing costs	(56.3)	(49.6)

Deferred financing costs, net	24.2	26.8
Other
Fair value of derivative instruments	—	—
Goodwill — Europe	3.0	3.0
Equity in net assets of affiliates	1.4	5.1
Customer supply agreement(1)	37.6	39.9
Other	36.2	6.1

Total	$107.1	$91.0

(1)
Under an agreement with our customer Airbus, certain payments accounted for as consideration given by the Company to Airbus are being amortized as a reduction to net revenues.

        The Company recognized $5.4, $4.1 and $4.1 of amortization expense of intangibles for the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

        Estimated amortization expense associated with the Company's amortizable intangible assets for each of the next five years is as follows:

2014	$1.4
2015	$0.5
2016	$0.5
2017	$0.5
2018	$0.4

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The following is a roll forward of the carrying amount of goodwill at December 31, 2013 and December 31, 2012:

	2013	2012
Balance, January 1	$3.0	$2.9
Goodwill acquired	—	—
Exchange rate	—	0.1

Balance, December 31	$3.0	$3.0

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

        As part of our ongoing participation in the B787-9 program, we received research and development milestone payments of $18.3 and $30.0 for the twelve months ended December 31, 2013 and December 31, 2012, respectively. Revenue and cost associated with the performance of the research and development are included in program revenue and costs. We expect to receive additional payments related to research and development on this program. These additional payments remain to be negotiated as of December 31, 2013.

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

        In March 2012, we signed a Memorandum of Agreement with Airbus providing for us to receive advance payments in 2012. The advance payments will be offset against the recurring price of A350 XWB ship sets invoiced by Spirit at a rate of $1.25 per ship set. We received zero and $250.0 in the twelve months ended December 31, 2013 and December 31, 2012, respectively.

        Deferred revenue/credits.    Deferred revenue/credits generally consist of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables. These payments are classified as deferred revenue/credits when received and recognized as revenue as the production units are delivered.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        Advance payments and deferred revenue/credits are summarized by platform as follows:

	December 31, 2013	December 31, 2012
B737	$18.7	$20.5
B787	600.2	629.8
A350 XWB	243.9	250.2
Airbus — All other platforms	7.3	6.7
Gulfstream	22.0	28.2
Other	21.0	18.1

Total advance payments and deferred revenue/credits	$913.1	$953.5

11.   Government Grants

        We received grants in the form of government funding for a portion of the site construction and other specific capital asset cost at our Kinston, North Carolina and Subang, Malaysia sites. Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a 10-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income is being amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. The value recorded within property, plant and equipment prior to amortization, including foreign exchange rate changes, related to the use of grant funds in North Carolina and Malaysia was $153.8 and $148.7 as of December 31, 2013 and December 31, 2012, respectively.

        Deferred grant income liability consists of the following:

	2013	2012
Balance, January 1	$123.5	$127.9
Grant income recognized	(7.3)	(6.1)
Exchange rate	0.6	1.7

Total deferred grant income liability, December 31	$116.8	$123.5

        The asset related to the deferred grant income consists of the following:

	2013	2012
Beginning Balance, January 1	$124.9	$128.3
Amortization	(5.1)	(5.1)
Exchange rate	0.5	1.7

Total asset value related to deferred grant income, December 31	$120.3	$124.9

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

	Fair Value Measurements
				At December 31, 2013 using
	December 31, 2013
					Significant Other Observable Inputs (Level 2)
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Unobservable Inputs (Level 3)
Money Market Fund	$293.3	$293.3	$—	$293.3	$—	$—
Interest Rate Swaps	$(1.4)	$—	$(1.4)	$—	$(1.4)	$—

	Fair Value Measurements
				At December 31, 2012 using
	December 31, 2012
					Significant Other Observable Inputs (Level 2)
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Unobservable Inputs (Level 3)
Money Market Fund	$312.2	$312.2	$—	$312.2	$—	$—
Interest Rate Swaps	$(4.0)	$—	$(4.0)	$—	$(4.0)	$—

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The following table presents the carrying amount and estimated fair value of long-term debt in accordance with FASB authoritative guidance on fair value measurements related to disclosures of financial instruments:

	December 31, 2013			December 31, 2012
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$538.2	$541.9	(1)	$543.4	$550.0	(1)
Senior unsecured notes due 2017	296.4	309.0	(1)	295.6	321.8	(1)
Senior unsecured notes due 2020	300.0	323.4	(1)	300.0	321.8	(1)
Malaysian loan	10.0	8.5	(2)	13.4	11.8	(2)

Total	$1,144.6	$1,182.8		$1,152.4	$1,205.4

(1)
Level 1 Fair Value hierarchy

(2)
Level 2 Fair Value hierarchy

        See Note 14, "Investments" for fair value disclosure on government and corporate debt securities.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of December 31, 2013 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions, which are expected to be able to fully perform under the terms of the agreement.

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

        The Company enters into master netting arrangements for its derivatives to mitigate the credit risk of financial instruments. The master netting arrangements do not impact the consolidated balance sheets for December 31, 2013 or December 31, 2012, respectively.

        The Company has certain derivative instruments covered by master netting arrangements whereby, in the event of a default as defined by the senior secured credit facility or termination event, the non-defaulting party has the right to offset any amounts payable against any obligation of the defaulting party under the same counterparty agreement.

        The entire asset classes of the Company are pledged as collateral for both the term loan and the revolving credit facility under the Company's senior secured credit facility (see Note 15, "Debt").

Interest Rate Swaps

        We enter into floating-to-fixed interest rate swap agreements periodically. As of December 31, 2013, the interest rate swap agreements had notional amounts totaling $225.

Notional Amount	Expires	Variable Rate	Fixed Rate(1)	Effective Fixed Rate(2)	Fair Value, December 31, 2013
$225	July 2014	1 Month LIBOR	1.37%	N/A	$(1.4)

(1)
The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreements.

(2)
As of December 31, 2013 the interest rate swaps are no longer effective and therefore the effective fixed rate is not applicable.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The purpose of entering into these swaps was to reduce the Company's exposure to variable interest rates. The interest rate swaps settle on a monthly basis when interest payments are made. These settlements occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of ($1.4) at December 31, 2013 and ($4.0) at December 31, 2012.

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

        The following table summarizes the Company's fair value of outstanding derivatives at December 31, 2013 and December 31, 2012:

	Other Liability Derivatives
	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments
Interest rate swaps
Current	$1.4	$2.8
Non-current	—	1.2

Total derivatives designated as hedging instruments	1.4	4.0

Total derivatives	$1.4	$4.0

        The impact on other comprehensive income ("OCI") and earnings from cash flow hedges for the twelve months ended December 31, 2013 and December 31, 2012 was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)		Location of (Gain) or Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Twelve Months Ended			For the Twelve Months Ended
	December 31, 2013	December 31, 2012		December 31, 2013	December 31, 2012
Interest rate swaps	$—	$—	Interest expense	$—	$6.1
Foreign currency hedge contracts	—	—	Sales/ Revenue	—	—

Total	$—	$—		$—	$6.1

        The impact on earnings from interest rate swaps that are no longer effective was a loss of $(0.8) and $(1.0) for the twelve months ended December 31, 2013 and December 31, 2012, respectively.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The impact on earnings from foreign currency hedge contracts that do not qualify as cash flow hedges was zero and income of $0.3 for the twelve months ended December 31, 2013 and December 31, 2012, respectively.

14.   Investments

        The amortized cost and approximate fair value of held-to-maturity securities are as follows:

	December 31, 2013		December 31, 2012
	Current	Noncurrent	Current	Noncurrent
Government and Corporate Debt Securities
Amortized cost	$0.5	$3.1	$0.6	$2.8
Unrealized gains	—	0.1	—	0.1
Unrealized losses	—	(0.1)	—	—

Fair value	$0.5	$3.1	$0.6	$2.9

        Maturities of held-to-maturity securities at December 31, 2013 are as follows:

	Amortized Cost	Approximate Fair Value
Within One Year	$0.5	$0.5
One to Five Years	1.2	1.2
Five to Ten Years	0.1	0.1
After Ten Years	1.8	1.8

Total	$3.6	$3.6

        At December 31, 2013 and December 31, 2012, the fair value of certain investments in debt and marketable securities are less than their historical cost. Total fair value of these investments was $1.8 and $0.8, respectively, for the periods then ended, which is approximately 51% and 22%, respectively, of the Company's held-to-maturity investment portfolio. These declines primarily resulted from decreases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

15.   Debt

        Total debt shown on the balance sheet is comprised of the following:

	December 31, 2013	December 31, 2012
Senior secured term loan (short and long-term)	$538.2	$543.4
Senior notes (due 2017 and 2020)	596.4	595.6
Malaysian term loan	10.0	13.4
Present value of capital lease obligations	15.3	16.4
Other	7.4	7.4

Total	$1,167.3	$1,176.2

  Senior Secured Credit Facilities

        On April 18, 2012, Spirit entered into a $1.2 billion senior secured Credit Agreement (the "Credit Agreement") consisting of a $650.0 revolving credit facility and a $550.0 term loan B facility. The Credit Agreement refinanced and replaced the Second Amended and Restated Credit Agreement dated as of November 27, 2006, as amended. Proceeds of the new term loan were used to pay off outstanding amounts under the prior credit agreement. The revolving credit facility matures April 18, 2017 and bears interest, at Spirit's option, at either LIBOR, or a defined "base rate" plus an applicable margin based on Spirit's debt-to-EBITDA ratio (see table below). The term loan matures April 18, 2019 and bears interest, at Spirit's option, at LIBOR plus 3.00% with a LIBOR floor of 0.75% or base rate plus 2.00%, subject to a step down to LIBOR plus 2.75% or base rate plus 1.75%, as applicable, in the event Spirit's secured debt-to-EBITDA ratio is below 1:1 at any time after 2012. Substantially all of Spirit's assets, including inventory and property, plant and equipment, were pledged as collateral for both the term loan and the revolving credit facility. As of December 31, 2013, the outstanding balance of the term loan was $540.4. As of December 31, 2012, the outstanding balance of the term loan was $545.9. As of December 31, 2013, the carrying amount of the term loan was $538.2. The amount outstanding under the revolving credit facility was zero as of December 31, 2013 and December 31, 2012. The Company recorded a charge of $9.5 in 2012 for unamortized deferred financing fees as a result of extinguishment of the debt under the prior credit agreement.

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

        To address the forward loss charges that the Company recognized in the third quarter of 2012, the Company amended the Credit Agreement effective October 26, 2012. The amendment resulted in a temporary revision of the quarterly financial covenant ratios and increased the amount of time the Company has to apply the proceeds from the insurance settlement in connection with the severe weather event against expenses resulting from the event from 12 months to 24 months before the proceeds may be considered eligible for prepayment against the senior secured credit facility.

        Additionally, to address the forward loss charges that the Company recognized in the second quarter of 2013, the Company amended the Credit Agreement effective August 2, 2013. The amendment suspended the existing financial covenant ratios until December 31, 2014. The amendment requires Spirit to meet certain minimum liquidity and borrowing base requirements while the existing financial covenant ratios are suspended. Among other things, the amendment provides for the following key changes during the suspension period:

  •
  The applicable margin for the revolving credit facility component of the senior secured Credit Agreement shall be the applicable percentage per annum set forth in Pricing Tier 1 (see table above), plus one-half of one percent (0.5)%.

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

        In addition, pursuant to the amendment the mandatory application of proceeds from the potential sale of the Oklahoma sites to repay the borrowings under the senior secured credit agreement is reduced from 100% to 50%. The Company expects to be in compliance with all required covenants through December 31, 2014.

        On February 6, 2014, Moody's Investors Service placed the credit ratings of Spirit AeroSystems, Inc. under review for possible downgrade. A downgrade of our credit ratings could trigger a prepayment based on the excess cash flow prepayment provision under our term loan depending on our total leverage ratio.

  Senior Notes

        On November 18, 2010, we issued $300.0 aggregate of 6.75% Senior Notes due December 15, 2020 (the "2020 Notes"), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit's existing and future domestic subsidiaries that

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

guarantee Spirit's obligations under Spirit's senior secured credit facility. The carrying value of the 2020 Notes was $300.0 as of December 31, 2013.

        On September 30, 2009, we issued $300.0 of 7.50% Senior Notes due October 1, 2017 (the "2017 Notes"), with interest payable, in cash in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit's existing and future domestic subsidiaries that guarantee Spirit's obligations under Spirit's senior secured credit facility. The carrying value of the 2017 Notes was $296.4 as of December 31, 2013.

        As of December 31, 2013, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2017 Notes through December 31, 2014.

  Malaysian Facility Agreement

        On June 2, 2008, the Company's wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia ("RM") 69.2 (approximately USD $20.0 equivalent) (the "Malaysia Facility"), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM3.3 (approximately USD $1.0) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum. The Malaysia Facility loan balance as of December 31, 2013 was $10.0.

  French Factory Capital Lease Agreement

        On July 17, 2009, the Company's indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace-related component assembly plant in Saint-Nazaire, France. Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of December 31, 2013 and December 31, 2012, the Saint-Nazaire capital lease balance was $10.7 and $11.0, respectively.

  Nashville Design Center Capital Lease Agreement

        On September 21, 2012, the Company entered into a capital lease agreement for $2.6 for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components. Lease payments are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months. As of December 31, 2013 and December 31, 2012, the Nashville Design Center capital lease balance was $2.5 and $2.6, respectively.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The collective bargaining agreement with the UAW requires the Company to contribute a specified amount per hour of service to a multi-employer defined benefit pension plan (IAM National Pension Fund). The specified amount was $1.30 in 2010. Per the negotiated UAW collective bargaining agreement, the pension contributions will be as follows:

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

        The following table summarizes the multi-employer plan to which the Company contributes:

		Pension Protection Act Zone Status
									Expiration Date of Collective- Bargaining Agreement
				FIP/RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed
Pension Fund		2012	2013		2011	2012	2013
IAM National Pension Fund	51-60321295	Green	Green	No	$22.8	$25.9	$27.9	No	IAM June 27, 2020 UAW November 30, 2020
Pension Fund	Year Company Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan's Year-End)
IAM National Pension Fund	2011, 2012, 2013

  Defined Contribution Plans

        The Company contributes to a defined contribution plan available to all U.S. employees, excluding IAM and UAW represented employees. Under the plan, the Company makes a matching contribution of 75% of the employee contribution to a maximum 8% of eligible individual employee compensation. In addition, non-matching contributions based on an employee's age and years of service are paid at the end of each calendar year for certain employee groups.

        The Company recorded $39.1, $39.5 and $38.4 in contributions to these plans for the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

        On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who are hired after the date of acquisition. Under the plan, the Company contributes 8% of basic salary while participating employees are required to contribute 4% of basic salary. The Company recorded $1.8 in contributions to this plan for the period ended December 31, 2013, $0.8 in contributions for the period ended December 31, 2012 and $0.7 in contributions for the period ended December 31, 2011.

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

        On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined benefit pension plan for those employees that had pension benefits remaining in BAE Systems' pension plan. In accordance with U.K. legislation, the plan and its assets are managed by an independent trustee company. The investment strategy adopted by this trustee is documented in a Statement of Investment Principles in line with U.K. legislation. The principles for the investment strategy are to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. The trustee has invested the plan assets in pooled arrangements with authorized investment companies which were selected to be consistent with the plan's overall investment principles and strategy. The specified target asset allocation is 55% equities, 5% real estate, 20% corporate bonds and 20% government bonds.

        Effective December 31, 2013, the U.K. pension plan was closed and benefits were frozen and thereafter subject only to statutory pension revaluation, resulting in a net curtailment gain of $13.1. This gain was due to the loss of salary linkage for employed members of the plan, less the cost of other benefit changes made as part of the plan closure.

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

  Obligations and Funded Status

        The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the consolidated balance sheets for the fiscal years 2013 and 2012. Benefit obligation balances presented in the tables reflect the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for our pension plans, and accumulated post-retirement benefit obligations (APBO) for our post-retirement medical plan. We use an end of fiscal year measurement date of December 31 for our U.S. pension and post-retirement medical plans as required by FASB authoritative guidance.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2013	2012	2013	2012
Change in projected benefit obligation:
Beginning balance	$1,080.3	$909.9	$75.7	$83.8
Service cost	—	—	2.8	3.3
Employee contributions	—	—	—	—
Interest cost	42.9	42.5	2.1	3.5
Actuarial (gains) and losses	(148.5)	135.0	(8.6)	(14.7)
Special Termination Benefits	(4.1)	—	—	—
Benefits paid	(21.2)	(7.1)	(0.4)	(0.2)

Projected benefit obligation at the end of the period	$949.4	$1,080.3	$71.6	$75.7

Assumptions used to determine benefit obligation:
Discount rate	4.89%	4.69%	3.89%	2.94%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	8.05%	8.50%
Ultimate trend rate	N/A	N/A	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	2030	2030
Change in fair value of plan assets:
Beginning balance	$1,149.0	$1,027.2	$—	$—
Actual return on assets	51.5	130.9	—	—
Employer contributions to plan	—	—	0.4	0.2
Benefits paid	(21.2)	(7.1)	(0.4)	(0.2)
Expenses paid	—	(2.0)	—	—

Ending balance	$1,179.3	$1,149.0	$—	$—

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$230.0	$68.7	$71.6	$75.7
Employer contributions between measurement date and fiscal year end	—	—	—	—

Net amounts recognized	$230.0	$68.7	$71.6	$75.7

Amounts recognized in the balance sheet:
Noncurrent assets	$231.1	$69.9	$—	$—
Current liabilities	—	—	(2.9)	(1.3)
Noncurrent liabilities	(1.1)	(1.2)	(68.7)	(74.4)

Net amounts recognized	$230.0	$68.7	$(71.6)	$(75.7)

Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated gain (loss)	(89.7)	(221.5)	4.2	(4.4)

Accumulated other comprehensive income (AOCI)	$(89.7)	$(221.5)	$4.2	$(4.4)
Cumulative employer contributions in excess of net periodic benefit cost	319.7	290.2	(75.8)	(71.2)

Net amount recognized in the balance sheet	$230.0	$68.7	$(71.6)	$(75.6)

Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation/APBO	$1.1	$1.2	$71.6	$75.7
Accumulated benefit obligation	1.1	1.2	—	—

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2013	2012
Change in projected benefit obligation:
Beginning balance	$70.3	$57.2
Service cost	7.2	7.4
Interest cost	3.2	2.8
Employee contributions	0.1	0.1
Actuarial (gains) and losses	9.6	(0.2)
Benefits paid	(0.6)	(0.3)
Rebates from U.K. Government	—	0.2
Plan Curtailments	(13.1)	—
Exchange rate changes	1.6	3.1

Projected benefit obligation at the end of the period	$78.3	$70.3

Assumptions used to determine benefit obligation:
Discount rate	4.75%	4.70%
Rate of compensation increase	3.25%	3.10%
Change in fair value of plan assets:
Beginning balance	$78.8	$57.7
Actual return on assets	9.9	8.1
Company contributions	9.0	9.0
Employee contributions	0.1	0.1
Rebates from U.K. Government	—	0.9
Benefits paid	(0.6)	(0.3)
Exchange rate changes	2.5	3.3

Ending balance	$99.7	$78.8

Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	21.5	8.5

Net amounts recognized	$21.5	$8.5

Amounts recognized in the balance sheet:
Noncurrent assets	$21.5	$8.5
Noncurrent liabilities	—	—

Net amounts recognized	$21.5	$8.5

Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated gain (loss)	4.4	8.9

Accumulated other comprehensive income (AOCI)	4.4	8.9
Prepaid (unfunded accrued) pension cost	17.1	(0.4)

Net amount recognized in the balance sheet	$21.5	$8.5

Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation/APBO	$—	$—
Accumulated benefit obligation	—	—
Fair value of assets	$—	$—

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  Annual Expense

        The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for 2013, 2012 and 2011 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.S. Plans	2013	2012	2011	2013	2012	2011
Components of net periodic benefit cost (income):
Service cost	$—	$—	$—	$2.7	$3.3	$3.0
Interest cost	42.9	42.5	41.9	2.1	3.5	3.7
Expected return on plan assets	(80.0)	(71.6)	(63.8)	—	—	—
Amortization of net (gain) loss	11.8	5.7	—	—	1.2	0.7
Special Termination Benefits	(4.1)	—	—	—	—	—

Net periodic benefit cost (income)	(29.4)	(23.4)	(21.9)	4.8	8.0	7.4

Other changes recognized in OCI:
Total recognized in OCI (income) loss	$(131.8)	$72.0	$73.3	$(8.6)	$(15.9)	$4.6
Total recognized in net periodic benefit cost and OCI	$(161.2)	$48.6	$51.4	$(3.8)	$(7.9)	$12.0

Assumptions used to determine net periodic benefit costs:
Discount rate	4.01%	4.69%	5.67%	2.94%	4.23%	5.33%
Expected return on plan assets	7.00%	7.00%	7.00%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	8.50%	8.97%	9.47%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2030	2030	2030

        The estimated net (gain) loss that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year for each of Pension Benefits and Other Post-Retirement Benefits plans is zero.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for 2013, 2012 and 2011 are as follows:

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2013	2012	2011
Components of net periodic benefit cost (income):
Service cost	$7.2	$7.4	$6.0
Interest cost	3.2	2.8	2.5
Expected return on plan assets	(4.6)	(3.7)	(3.3)
Amortization of net (gain)	(0.1)	—	(0.3)
Curtailment (gain) loss recognized	(13.1)	—	—

Net periodic benefit cost	$(7.4)	$6.5	$4.9

Other changes recognized in OCI:
Total income recognized in OCI	$4.5	$(4.9)	$5.9
Total recognized in net periodic benefit cost and OCI	$(2.9)	$1.6	$10.8

Assumptions used to determine net periodic benefit costs:
Discount rate	4.70%	4.80%	5.30%
Expected return on plan assets	5.80%	5.80%	6.10%
Salary increases	3.10%	3.20%	3.55%

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

        A one-percentage point increase in the initial through ultimate assumed health care trend rates would have increased the accumulated post-retirement benefit obligation by $5.7 at December 31, 2013 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2013 by $0.4. A one-percentage point decrease would have decreased the obligation by $5.2 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2013 by $0.4.

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

Equities	20-50%
Fixed income	50-80%
Real estate	0-7%

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

        The Company's plans have asset allocations for the U.S., as of December 31, 2013 and December 31, 2012, as follows:

	2013	2012
Asset Category — U.S.
Equity securities — U.S.	29%	29%
Equity securities — International	4%	4%
Debt securities	65%	65%
Real estate	2%	2%

Total	100%	100%

U.K. Plans

        The Trustee's investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan's assets is:

Equity securities	55%
Debt securities	40%
Property	5%

        The Company's plans have asset allocations for the U.K., as of December 31, 2013 and December 31, 2012, as follows:

	2013	2012
Asset Category — U.K.
Equity securities	54%	56%
Debt securities	37%	39%
Other	9%	5%

Total	100%	100%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Projected contributions and benefit payments

        Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be zero in 2014 and discretionary contributions are not expected in 2014. SERP and post-retirement medical plan contributions in 2014 are not expected to exceed $2.9. Expected contributions to the U.K. plan for 2014 are $0.7.

        We monitor our defined benefit pension plan asset investments on a quarterly basis and we believe that we are not exposed to any significant credit risk in these investments.

        The total benefits expected to be paid over the next ten years from the plans' assets or the assets of the Company, by country, are as follows:

U.S.	Pension Plans	Other Post-Retirement Benefit Plans
2014	$15.3	$2.9
2015	$19.6	$5.3
2016	$24.6	$6.0
2017	$29.7	$6.7
2018	$35.0	$7.7
2019-2023	$254.6	$42.3

U.K.	Pension Plans
2014	$0.7
2015	$0.7
2016	$0.7
2017	$0.7
2018	$0.8
2019-2023	$4.2

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        As of December 31, 2013 and December 31, 2012, the pension plan assets measured at fair value on a recurring basis were as follows:

		At December 31, 2013 Using
Description	December 31, 2013 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary cash investments	$1.0	$1.0	$—	$—
Collective Investment Trusts	$98.7	$—	$94.0	$4.7
Commingled Equity and Bond Funds	$1,179.3	$—	$1,179.3	$—

	$1,279.0	$1.0	$1,273.3	$4.7

		At December 31, 2012 Using
Description	December 31, 2012 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary cash investments	$0.8	$0.8	$—	$—
Collective Investment Trusts	$78.0	$—	$74.1	$3.9
Commingled Equity and Bond Funds	$1,149.0	$—	$1,149.0	$—

	$1,227.8	$0.8	$1,223.1	$3.9

        The table below sets forth a summary of changes in the fair value of the Plan's level 3 investment assets and liabilities for the years ended December 31, 2013 and December 31, 2012:

	December 31, 2013
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$3.9	$0.4	$0.4	$—	$—	$4.7

	$3.9	$0.4	$0.4	$—	$—	$4.7

	December 31, 2012
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$3.1	$0.6	$0.2	$—	$—	$3.9

	$3.1	$0.6	$0.2	$—	$—	$3.9

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

        For the fiscal period ended December 31, 2013, Holdings has recognized a net total of $19.6 of stock compensation expense. The entire $19.6 of net stock compensation expense recorded in 2013 was charged directly to selling, general and administrative expense accordance with FASB authoritative guidance, which included $0.5 of accelerated vesting expense for participants meeting the conditions for "qualifying retirement" under our Short-Term Incentive Plan. Holdings recognized a total of $15.3 and $11.2 of stock compensation expense for the periods ended December 31, 2012 and December 31, 2011, respectively. The total income tax benefit recognized in the income statement for share based compensation arrangements was $7.1, $5.6, and $4.1 for 2013, 2012, and 2011, respectively.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The Company did not recognize any expense under the EIP for the year ended December 31, 2013. The Company expensed zero and a net total of less than $0.1 for the periods ended December 31, 2012 and December 31, 2011, respectively. The weighted average remaining period for the vesting of these shares is 1.5 years. The intrinsic value of the unvested shares based on the value of the Company's stock at December 31, 2013 was $29.6, based on the value of the Company's stock and the number of unvested shares.

        The following table summarizes the activity of restricted shares under the EIP for the periods ended December 31, 2013, December 31, 2012 and December 31, 2011:

	Shares	Value(1)
	(Thousands)
Executive Incentive Plan
Nonvested at December 31, 2010	1,366	15.4
Vested during period	(446)	(5.1)
Forfeited during period	(40)	(0.5)

Nonvested at December 31, 2011	880	9.8
Vested during period	—	—
Forfeited during period	—	—

Nonvested at December 31, 2012	880	9.8
Vested during period	—	—
Forfeited during period	(11)	—

Nonvested at December 31, 2013	869	$9.8

(1)
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

        For each non-employee director of the Company, at least one-half of their annual director compensation is required to be paid in the form of a grant of class A common stock and/or RSUs, as elected by each director. In addition, each director may elect to have all or any portion of the remainder of their annual director compensation paid in cash or in the form of a grant of class A stock and/or RSUs. If participants cease to serve as directors within a year of the grant, the restricted shares and/or RSUs are forfeited. In May and December of 2013, the Board of Directors authorized a grant of 34,747 and 4,321 shares of restricted class A common stock, respectively, valued at $0.9 based on the share price of the Company's common stock at the grant dates. The Company expensed a net amount of $0.7 for the Board of Directors shares for the period ended December 31, 2013. The Company expensed $0.7 during each of the periods ended December 31, 2012 and December 31, 2011. The Company's unamortized stock

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

compensation related to these restricted shares is $0.4 which will be recognized over a weighted average remaining period of 11 months. The intrinsic value of the unvested shares based on the value of the Company's stock at December 31, 2013 was $1.3, based on the value of the Company's stock and the number of unvested shares.

        The following table summarizes stock and RSU grants to members of the Company's Board of Directors for the periods ended December 31, 2013, December 31, 2012 and December 31, 2011:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)
Board of Directors Stock Grants
Nonvested at December 31, 2010	33	—	$0.7	$—
Granted during period	30	—	0.7	—
Vested during period	(33)	—	(0.7)	—
Forfeited during period	(3)	—	(0.1)	—

Nonvested at December 31, 2011	27	—	0.6	—
Granted during period	29	—	0.7	—
Vested during period	(27)	—	(0.6)	—
Forfeited during period	—	—	—	—

Nonvested at December 31, 2012	29	—	0.7	—
Granted during period	39	—	0.9	—
Vested during period	(29)	—	(0.7)	—
Forfeited during period	—	—	—	—

Nonvested at December 31, 2013	39	—	$0.9	$—

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

        In February 2013, 86,063 shares of Class A common stock with a value of $1.4 were granted under the Company's STIP for 2012 performance and will vest on the one-year anniversary of the grant date. The Company expensed $1.3 for shares granted under the STIP for the period ended December 31, 2013. The Company expensed $2.9 and $3.9 for the shares for the periods ended December 31, 2012 and December 31, 2011, respectively. The Company's unamortized stock compensation related to the unvested shares is $0.1, which will be recognized over a weighted average remaining period of 2 months. The intrinsic value of the unvested shares at December 31, 2013 was $2.1 based on the value of the Company's stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The following table summarizes the activity of the restricted shares under the STIP for the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011:

	Shares	Value(1)
	(Thousands)
Short-Term Incentive Plan
Nonvested at December 31, 2010	—	—
Granted during period	185	4.7
Vested during period	(10)	(0.3)
Forfeited during period	(4)	(0.1)

Nonvested at December 31, 2011	171	4.3
Granted during period	104	2.5
Vested during period	(170)	(4.3)
Forfeited during period	(9)	(0.2)

Nonvested at December 31, 2012	96	2.3
Granted during period	86	1.4
Vested during period	(113)	(2.6)
Forfeited during period	(7)	(0.1)

Nonvested at December 31, 2013	62	$1.0

(1)
Value represents grant date fair value.

  Long-Term Incentive Plan

        The Fourth Amended and Restated Long-Term Incentive Plan ("LTIP") is designed to encourage retention of key employees.

        For shares granted in 2007, one-half of the granted restricted shares of class B common stock vested on the second anniversary of the grant date in February 2009, and the other one-half vested on the fourth anniversary of the grant date in 2011. Restricted shares are forfeited if the participant's employment terminates prior to vesting. In the first quarter of 2007, 67,391 shares valued at $2.0 were granted. The Company expensed zero, zero and less than $0.1 net of forfeitures for each of the periods ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively.

        In February and April 2013, as part of the Company's 2012 Long-Term Incentive Plan, 9,460 and 33,784 shares of class A common stock with an aggregate grant date fair value of $0.8 were granted by the Board of Directors, and such shares will vest annually in three equal installments beginning on the two-year anniversary of the grant date.

        In May 2013, 1,326,299 class A shares valued at $27.6 were granted pursuant to the LTIP and will vest annually in three equal installments beginning on the two-year anniversary of the grant date. Additionally, 288,047 class A shares valued at $6.0 were granted and will vest annually in three equal installments beginning on the one-year anniversary date of April 2013.

        In June 2013, 34,425 class A shares valued at $0.7 were granted pursuant to the LTIP to employees at the UK location pursuant to a union contract ratification. These shares vested approximately one week after issuance.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        In August and November 2013, an additional 37,754 and 103,337 class A shares totaling $4.0 were granted pursuant to the LTIP and will vest annually in three equal installments beginning on the two-year anniversary of the May 2013 grant date. Additionally, 33,859 class A shares valued at $1.0 were granted in November 2013 and will vest annually in three equal installments beginning September 2014.

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

        During 2012, 92,250 shares of class A common stock valued at $2.2 were granted to members of the UAW union pursuant to performance improvements set forth in the 2010 ten-year labor contract. These shares vested immediately upon issuance.

        During 2011, 500 shares of class A common stock with a value of less than $0.1 were granted to members of the UAW union under the LTIP pursuant to the ten-year labor contract. These shares vested immediately and the value was charged directly to cost of sales.

        The Company expensed a total of $17.6 for the unvested class A LTIP shares in the twelve months ended December 31, 2013. The Company expensed a net total of $11.9 and $7.0 for class A LTIP shares for the periods ended December 31, 2012 and December 31, 2011, respectively.

        The Company's unamortized stock compensation related to these unvested class A shares is $22.7 which will be recognized over a weighted average remaining period of 3.2 years. The intrinsic value of the unvested class A LTIP shares at December 31, 2013 was $80.3, based on the value of the Company's common stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The following table summarizes the activity of the restricted shares under the LTIP for the periods ended December 31, 2013, December 31, 2012 and December 31, 2011:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)
Long-Term Incentive Plan
Nonvested at December 31, 2010	1,490	28	$27.6	$0.8
Granted during period	550	—	13.0	—
Vested during period	(307)	(28)	(5.3)	(0.8)
Forfeited during period	(175)	—	(3.3)	—

Nonvested at December 31, 2011	1,558	—	32.0	—
Granted during period	774	—	18.8	—
Vested during period	(513)	—	(10.0)	—
Forfeited during period	(115)	—	(2.5)	—

Nonvested at December 31, 2012	1,704	—	38.3	—
Granted during period	1,867	—	40.1	—
Vested during period	(552)	—	(11.0)	—
Forfeited during period	(661)	—	(15.1)	—

Nonvested at December 31, 2013	2,358	—	$52.3	$—

(1)
Value represents grant date fair value.

19.   Income Taxes

        The following summarizes pretax income:

	2013	2012	2011
U.S.	$(499.8)	$(33.6)	$265.9
International	69.0	45.0	14.4

Total	$(430.8)	$11.4	$280.3

        The tax provision contains the following components:

	2013	2012	2011
Current
Federal	$(17.1)	$89.8	$59.6
State	(2.1)	1.9	3.4
Foreign	4.2	4.3	5.8

Total current	$(15.0)	$96.0	$68.8
Deferred
Federal	$139.0	$(104.0)	$20.3
State	57.8	(19.0)	(2.0)
Foreign	9.3	2.9	(0.2)

Total deferred	206.1	(120.1)	18.1

Total tax expense	$191.1	$(24.1)	$86.9

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	2013		2012		2011
Tax at U.S. Federal statutory rate	$(150.8)	35.0%	$4.0	35.0%	$98.1	35.0%
State income taxes, net of Federal benefit	(12.2)	2.8	(1.8)	(15.8)	6.3	2.2
State income tax credits, net of Federal benefit	(7.7)	1.8	(9.8)	(86.0)	(5.4)	(1.9)
Foreign rate differences	(6.8)	1.6	(4.6)	(40.4)	1.4	0.5
Research and Experimentation	(10.9)	2.5	(3.2)	(28.1)	(10.2)	(3.6)
Domestic Production Activities Deduction	—	—	(8.8)	(77.2)	(4.7)	(1.7)
Interest on assessments	(0.6)	0.1	0.3	2.6	0.8	0.4
Valuation Allowance — U.S. Deferred Tax Asset	381.0	(88.4)	—	—	—	—
Other	(0.9)	0.2	(0.2)	(1.5)	0.6	0.1

Total provision for income taxes	$191.1	(44.4)%	$(24.1)	(211.4)%	$86.9	31.0%

        Significant tax effected temporary differences comprising the net deferred tax asset are as follows:

	2013	2012
Long-term contracts	$409.9	$234.6
Post-retirement benefits other than pensions	26.6	28.6
Pension and other employee benefit plans	(68.0)	(3.9)
Employee compensation accruals	45.8	35.9
Depreciation and amortization	(123.7)	(106.9)
Inventory	3.4	(1.4)
Interest swap contracts	0.9	(0.1)
State income tax credits	61.1	49.8
Accruals and reserves	36.6	20.2
Deferred production	4.1	19.5
Deferred gain — severe weather event	(21.5)	(39.1)
Net operating loss carryforward	1.3	10.7
Other	4.2	1.1

Net deferred tax asset	380.7	249.0
Valuation allowance	(396.5)	(10.4)

Net deferred tax asset	$(15.8)	$238.6

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        Deferred tax detail above is included in the consolidated balance sheet and supplemental information as follows:

	2013	2012
Current deferred tax assets	$26.9	$57.1
Current deferred tax liabilities	(0.5)	(3.3)

Net current deferred tax asset	$26.4	$53.8

Non-current deferred tax assets	0.0	192.0
Non-current deferred tax liabilities	(42.2)	(7.2)

Net non-current deferred tax asset	$(42.2)	$184.8

Total deferred tax asset	$(15.8)	$238.6

        A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, Management assesses all available positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

        Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company's prior earnings history including the forward losses previously recognized in the U.S., management determined that it was necessary to establish a valuation allowance against nearly all of its net U.S. deferred tax assets at December 31, 2013. This determination was made as the Company entered into a cumulative loss position in recent years once results from the year ended December 31, 2013 were included, the threshold after which there is a presumption that a company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. As of December 31, 2013, the total net U.S. deferred tax asset was $399.6. The net U.S. deferred tax asset after recording valuation allowances is $3.7. Valuation allowances recorded against the consolidated net U.S. deferred tax asset in the current year were $381.0. Additionally, the Company maintains a $14.9 valuation allowance against separate company state income tax credits and previously recorded other U.S. issues and $0.6 for other foreign issues which is an increase of $5.1 from the prior year. The Company will continue to monitor its deferred tax position and may adjust the valuation allowance, if necessary, for utilization of the underlying deferred tax assets through current taxable income or as available evidence changes.

        Certain amounts in the 2012 and 2011 tax footnote have been reclassified to conform to the 2013 presentation.

        The increase from 2012 to 2013 in the long-term contracts deferred tax asset is primarily due to forward losses recognized during 2013 that are not currently deductible for tax.

        The decrease from 2012 to 2013 in the severe weather event deferred tax liability represents the identification and capitalization of qualified replacement property for book purposes with a corresponding increase to the deferred tax liability for depreciation and amortization.

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

        As required under FASB authoritative guidance, $0.0 and $1.1 was recorded to Additional Paid in Capital, representing the tax effect associated with the net excess tax pool created during the periods ended December 31, 2013 and December 31, 2012, respectively.

        As of December 31, 2013, the Company has not provided U.S. tax on its cumulative undistributed earnings of foreign subsidiaries of approximately $129.0 because it is the Company's intention to reinvest these earnings indefinitely. The calculation of the unrecognized deferred tax liability related to these earnings is complex and the calculation is not practicable. If earnings were distributed, the Company would be subject to U.S. taxes and withholding taxes payable to foreign governments. Based on the facts and circumstances at that time, the Company would determine whether a credit for foreign taxes paid would be available to reduce or offset the U.S. tax liability.

        The beginning and ending unrecognized tax benefits reconciliation is as follows:

	2013	2012	2011
Beginning balance	$16.9	$15.5	$15.2
Gross increases related to current period tax positions	3.8	4.2	6.1
Gross increases related to prior period tax positions	0.4	1.8	33.5
Gross decreases related to prior period tax positions	(2.7)	(3.8)	(9.3)
Statute of limitations' expiration	—	(0.8)	(0.8)
Settlements	—	—	(29.2)

Ending balance	$18.4	$16.9	$15.5

        Included in the December 31, 2013 balance was $16.5 in tax affected unrecognized tax benefits which, if ultimately recognized, will reduce the Company's effective tax rate. The Internal Revenue Service's examination of the Company's 2012 U.S. Federal income tax return is complete. The Company will continue to participate in the Compliance Assurance Process ("CAP") program for our 2013 tax year. Additionally, we have been selected for the Compliance Maintenance phase of the CAP program for the 2014 tax year. The CAP program's objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. HM Revenue & Customs is currently examining our 2009, 2010 and 2011 U.K. income tax returns. The Directorate General of Public Finance is currently examining our 2011 and 2012 France income tax returns. While a change could result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months, other than the potential $12.2 reduction for Malaysia mentioned below.

        Our U.S. federal income tax return for the 2010 tax year is subject to examination. We are also subject to examination in various states and foreign jurisdictions for the 2009-2013 tax years.

        We report interest and penalties, if any, related to unrecognized tax benefits in the income tax provision. As of December 31, 2013 and December 31, 2012, accrued interest on our unrecognized tax benefit liability included in the consolidated balance sheets was $0.1 and $0.7, respectively. The impact of interest on our unrecognized tax benefit liability during 2013 and 2012 was $(0.6) and $0.6, respectively.

        We operate under a tax holiday in Malaysia effective through September 2024. During the current year, management continues to maintain a reserve for potential uncertainty in meeting the tax holiday's

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

conditional employment and investment thresholds. While management believes we have met the required employment and investment thresholds, we continue to work through the process of validating the results with the respective Malaysian governmental authorities. If we can successfully demonstrate that the objectives have been achieved and the respective Malaysian authorities certify the results, we expect a $12.2 reduction in our unrecognized tax benefit liability.

        At December 31, 2013, we had $2.6 in United Kingdom net operating loss carryforwards that do not expire and $18.1 in North Carolina net operating loss carryforwards that expire in 2025.

        At December 31, 2013, we had $1.1 of U.S. Foreign Tax Credit carryforwards, a portion of which will expire beginning in 2018.

        On January 2, 2013, the President signed legislation retroactively extending the U.S. Research Tax Credit for two years, from January 1, 2012 through December 31, 2013. Our income tax expense for 2013 reflects the entire benefit of the Research Tax Credit attributable to 2012, which was $5.8. We also recorded the benefit of the 2013 Research Tax Credit of $5.1 in our 2013 tax expense.

        Included in the deferred tax assets at December 31, 2013 are $36.6 in Kansas High Performance Incentive Program ("HPIP") Credit, $7.3 in Kansas Research & Development ("R&D") Credit, and $2.7 in Kansas Business and Jobs Development Credit, totaling $46.6 in Kansas state income tax credit carryforwards, net of federal benefit. The HPIP Credit provides a 10% investment tax credit for qualified business facilities located in Kansas for which $5.9 expires in 2024, $0.6 expires in 2025, $3.5 expires in 2026, $5.0 expires in 2027, $9.7 expires in 2028 and the remainder expires in 2029. The R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely. The Business and Jobs Development Credit provides a tax credit for increased employment in Kansas. This credit can be carried forward indefinitely. As previously discussed, management determined that it was necessary to establish a valuation allowance against nearly all of its net U.S. deferred tax assets at December 31, 2013. This determination was made as the Company entered into a cumulative loss position in recent years once results from the year ended December 31, 2013 were included, the threshold after which there is a presumption that the Company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. As a result, a full valuation allowance against all Kansas credits included as deferred tax assets is reflected within the total valuation allowance amount.

        Included in the deferred tax assets at December 31, 2013 are $6.8 in North Carolina Investing in Business Property Credit, $3.9 in North Carolina Investment in Real Property Credit, and $3.9 in North Carolina Creating Jobs Credit, totaling $14.6 in North Carolina state income tax credit carryforwards, net of federal benefit. The Investing in Business Property Credit provides a 7% investment tax credit for property located in a North Carolina development area and the Investment in Real Property Credit provides a 30% investment tax credit for real property located in a North Carolina development area. The Creating Jobs Credit provides a tax credit for increased employment in North Carolina. These North Carolina state income tax credits can be carried forward 20 years. It is management's opinion that $1.6 of these North Carolina state income tax credits will be utilized before they expire and a $12.9 valuation allowance was recorded, net of federal benefit.

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

        The following table sets forth the computation of basic and diluted earnings per share:

	For the Twelve Months Ended
	December 31, 2013			December 31, 2012			December 31, 2011
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
(Loss) income available to common shareholders	$(621.4)	141.3	$(4.40)	$34.4	140.7	$0.24	$189.2	139.2	$1.36
Income allocated to participating securities	—	—		0.4	1.5		3.2	2.3

Net (loss) income	$(621.4)			$34.8			$192.4

Diluted potential common shares		—			0.5			0.8
Diluted EPS
Net (loss) income	$(621.4)	141.3	$(4.40)	$34.8	142.7	$0.24	$192.4	142.3	$1.35

        The balance of outstanding common shares presented in the consolidated statement of shareholders' equity was 144.8 million, 143.7 million and 142.9 million at December 31, 2013, December 31, 2012 and December 31, 2011, respectively. Included in the outstanding common shares were 3.4 million, 2.7 million and 2.6 million of issued but unvested shares at December 31, 2013, December 31, 2012 and December 31, 2011, respectively, which are excluded from the basic EPS calculation. For the twelve months ended December 31, 2013, 1.0 million shares are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive. These securities could be dilutive in future periods.

  Accumulated Other Comprehensive Loss

        Accumulated Other Comprehensive Loss is summarized by component as follows:

	December 31, 2013	December 31, 2012
Pension	$(52.7)	$(132.0)
SERP/ Retiree medical	3.1	(2.6)
Foreign currency impact on long term intercompany loan	(2.2)	(3.5)
Currency translation adjustment	(2.8)	(7.1)

Total accumulated other comprehensive loss	$(54.6)	$(145.2)

  Noncontrolling Interest

        Noncontrolling interest at December 31, 2013 remained unchanged from the prior year at $0.5.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

21.   Related Party Transactions

        On May 3, 2012, Hawker Beechcraft, Inc. ("Hawker") filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code and emerged from bankruptcy on February 19, 2013 as Beechcraft Corporation. The Company's Prestwick facility provided wing components for the Hawker 800 Series manufactured by Hawker. For the the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011 sales to Hawker were zero, $1.2 and $10.2, respectively. Receivables due from Hawker were $3.5 as of December 31, 2012, net of a $0.3 receivable write-off. The receivable was reserved against in 2012. The Company's $3.5 receivable balance from Hawker was written off during 2013.

        The Company paid $0.4, $0.3 and $0.2 to a subsidiary of Onex for services rendered for each of the twelve month periods ended December 31, 2013, December 31, 2012 and December 31, 2011, respectively. Management believes the amounts charged were reasonable in relation to the services provided.

        A director (and former executive) of the Company is a member of the Board of Directors of Rockwell Collins, Inc., a supplier of manufacturing parts to the Company. Under the commercial terms of the arrangement with the supplier, Spirit paid $0.1 and less than $0.1 for the twelve month periods ended December 31, 2013 and December 31, 2012, respectively. The amounts owed to Rockwell Collins and recorded as accrued liabilities were less than $0.1 as of both December 31, 2013 and December 31, 2012.

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

22.   Commitments, Contingencies and Guarantees

  Litigation

        From time to time we are subject to, and are presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company's long-term financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, we had an accrual of less than $1.0 and zero at December 31, 2013 and December 31, 2012, respectively. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations and cash flows in a particular quarter or fiscal year.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        In December 2005, a federal grand jury sitting in Topeka, Kansas issued subpoenas regarding the vapor degreasing equipment at our Wichita, Kansas facility. The government's investigation appeared to focus on whether the degreasers were operating within permit parameters and whether chemical wastes from the degreasers were disposed of properly. The subpoenas covered a time period both before and after our purchase of the Wichita, Kansas facility. Subpoenas were issued to Boeing, Spirit and individuals who were employed by Boeing prior to the Boeing Acquisition, but are now employed by us. We responded to the subpoena and provided additional information to the government as requested. On March 25, 2008, the U.S. Attorney's Office informed the Company that it was closing its criminal file on the investigation. We understand that a civil investigation into this matter may be ongoing but the Company has not been contacted about this matter since the closing of the criminal investigation. Management believes the resolution of this matter will not materially affect the Company's financial position, results of operations or liquidity.

        On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants included Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with Boeing and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income Security Act and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification. The sub-class members who asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there were many claims in the suit, the plaintiffs' claims against the Spirit entities, asserted under various theories, were (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement "bridging rights" to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs' pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement "bridging rights" are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs initially sought a declaration that they were entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. On June 20, 2013, the district court entered an order dismissing all claims against the Spirit entities with prejudice. Plaintiffs' claims against Boeing entities remain pending in the litigation. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any "indemnifiable damages" it may incur in the Harkness litigation, under the terms of the asset purchase agreement from the Boeing Acquisition between Boeing and Spirit. Spirit disputes Boeing's position on indemnity. Management believes the resolution of this matter will not materially affect the Company's financial position, results of operations or liquidity.

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

        On June 3, 2013, a putative class action lawsuit was commenced against the Company, Jeffrey L. Turner, and Philip D. Anderson in the U.S. District Court for the District of Kansas. The named plaintiff, who alleges that he is a purchaser of Holdings securities, alleges that defendants violated the federal securities laws by making material misrepresentations and omissions in the Company's public disclosures about the circumstances underlying the Company's accrual of $590.0 in forward loss charges in the third quarter of 2012. The lawsuit seeks certification of a class of all persons other than defendants who purchased Holdings securities between May 5, 2011 and October 24, 2012, and seeks an unspecified amount of damages on behalf of the putative class. On February 5, 2014 the Court entered an order naming two lead plantiffs. The Company intends to vigorously defend against these allegations, and management believes the resolution of this matter will not materially affect the Company's financial position, results of operations, or liquidity.

        In August 2013, the Company instituted a demand for arbitration against Gulfstream Aerospace Corporation. Spirit seeks damages from Gulfstream for its incomplete payments to Spirit for the wings Spirit manufactures for the G650 airplane, as well as other damages and relief. Gulfstream counterclaimed against Spirit in the arbitration, seeking liquidated damages for delayed deliveries of wings, as well as other damages and relief. The parties have selected arbitrators, and currently expect the arbitration hearing will take place in the first quarter of 2015. The Company intends to vigorously prosecute and defend the claims in arbitration. Management believes the resolution of this matter will not materially affect the Company's financial position, results of operations, or liquidity.

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

  Commitments

        The Company leases equipment and facilities under various non-cancelable capital and operating leases. The capital leasing arrangements extend through 2025. Minimum future lease payments under these leases at December 31, 2013 are as follows:

		Capital
	Operating	Present Value	Interest	Total
2014	$20.8	$1.1	$0.5	$22.4
2015	$17.3	$1.1	$0.5	$18.9
2016	$10.6	$1.0	$0.5	$12.1
2017	$5.2	$1.0	$0.4	$6.6
2018	$4.9	$1.1	$0.4	$6.4
2019 and thereafter	$14.7	$10.1	$8.8	$33.6

        Operating lease payments were as follows:

	2013	2012	2011
Minimum rentals	$22.6	$19.6	$20.2
Contingent rentals	—	—	—
Less: Sub-lease	—	—	—

Total	$22.6	$19.6	$20.2

        Spirit's aggregate capital commitments totaled $226.0 and $264.8 at December 31, 2013 and December 31, 2012, respectively.

        The Company paid $0.9 and $1.2 in interest expense related to the capital leases for periods ending December 31, 2013 and December 31, 2012, respectively.

  Guarantees

        Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. These letters of credit reduce the amount of borrowings available under the revolving credit facility. As of both December 31, 2013 and December 31, 2012, outstanding letters of credit were $19.9. Outstanding guarantees were $24.8 and $25.6 at December 31, 2013 and December 31, 2012, respectively.

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

        The following is a roll forward of the service warranty and extraordinary rework balance at December 31, 2013 and December 31, 2012:

	2013	2012
Balance, January 1	$30.9	$19.6
Charges to costs and expenses	38.3	12.0
Write-offs, net of recoveries	(0.6)	(0.9)
Exchange rate	0.1	0.2

Balance, December 31	$68.7	$30.9

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

        Spirit recorded the property on its consolidated balance sheet in accordance with FASB authoritative guidance, along with a capital lease obligation to repay the IRB proceeds. Therefore, Spirit and the Predecessor have exercised their right to offset the amounts invested and obligations for these bonds on a consolidated basis. The assets and liabilities associated with these IRBs were $394.7 and $345.7 at December 31, 2013 and December 31, 2012, respectively.

        Spirit utilized $80.0 in Kansas Development Finance Authority ("KDFA") issued bonds to receive a rebate of payroll taxes from the Kansas Department of Revenue to KDFA bondholders. Concurrently, a Spirit subsidiary issued an intercompany note with identical principal, terms, and conditions to the KDFA bonds. In accordance with FASB authoritative guidance, the principal and interest payments on these bonds offset in the consolidated financial statements.

23.   Other Income (Expense), Net

        Other income (expense), net is summarized as follows:

	For the Twelve Months Ended
	12/31/2013	12/31/2012	12/31/2011
KDFA bond	$3.4	$4.5	$4.3
Rental and miscellaneous (expense)	(1.1)	(8.4)	(0.7)
Foreign currency gains (loss)	1.0	5.7	(2.2)

Total	$3.3	$1.8	$1.4

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

24.   Significant Concentrations of Risk

  Economic Dependence

        The Company's largest customer (Boeing) accounted for approximately 84%, 84%, and 85% of the revenues for the periods ending December 31, 2013, December 31, 2012, and December 31, 2011, respectively. Approximately 27% and 28% of the Company's accounts receivable balance at December 31, 2013 and December 31, 2012, respectively, was attributable to Boeing.

        The Company's second largest customer (Airbus) accounted for approximately 10%, 9% and 10% of the revenues for the periods ending December 31, 2013, December 31, 2012, and December 31, 2011, respectively. Approximately 28% and 26% of the Company's accounts receivable balance at December 31, 2013 and December 31, 2012, respectively, was attributable to Airbus.

        Approximately 29% and 25% of the Company's accounts receivable balance at December 31, 2013 and December 31, 2012, respectively, was attributable to Gulfstream.

25.   Supplemental Balance Sheet Information

        Accrued expenses and other liabilities consist of the following:

	December 31, 2013	December 31, 2012
Accrued expenses
Accrued wages and bonuses	$26.8	$35.8
Accrued fringe benefits	123.1	110.1
Accrued interest	8.6	7.8
Workers' compensation	9.1	9.0
Property and sales tax	26.3	27.0
Warranty/extraordinary rework reserve — current	0.8	1.4
Other	25.9	25.2

Total	$220.6	$216.3

Other liabilities
Federal income taxes — non-current	$13.3	$12.4
Deferred tax liability — non-current	42.2	7.2
Warranty/extraordinary rework reserve — non-current	67.9	29.5
Customer cost recovery(1)	62.0	62.0
Other	16.9	17.8

Total	$202.3	$128.9

(1)
As part of the B787 Amendment, Spirit agreed to pay Boeing for work to complete initial production units.

26.   Segment Information

        The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 94% of the

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Company's net revenues for the twelve months ended December 31, 2013 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment's operating performance is segment operating income before unallocated corporate selling, general and administrative expenses, unallocated impact of severe weather event, unallocated research and development and unallocated cost of sales. Unallocated corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments' profitability and performance and operating margins. Unallocated impact of severe weather event includes property repairs, clean up and recovery costs related to the April 14, 2012 tornado at the Company's Wichita facility. Unallocated research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment. Unallocated cost of sales includes general costs not directly attributable to segment operations, such as early retirement and other incentives. All of these unallocated items are not specifically related to our operating segments and are not allocated in measuring the operating segments' profitability and performance and operating margins.

        We are evaluating the potential realignment of our reportable segments as part of our 2014 business strategy. The reportable segment amounts and discussions reflected in this Annual Report reflect the management reporting that existed through the end of our 2013 fiscal year.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

        The following table shows segment revenues and operating income for the twelve months ended December 31, 2013, December 31, 2012 and December 31, 2011:

	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011
Segment Revenues
Fuselage Systems	$2,861.1	$2,590.6	$2,425.0
Propulsion Systems	1,581.3	1,420.9	1,221.5
Wing Systems	1,502.5	1,375.1	1,207.8
All Other	16.1	11.1	9.5

	$5,961.0	$5,397.7	$4,863.8

Segment Operating (Loss) Income
Fuselage Systems(1)	$70.1	$391.9	$323.1
Propulsion Systems(2)	235.8	67.5	196.4
Wing Systems(3)	(414.0)	(335.6)	0.5
All Other	4.4	1.0	1.3

	(103.7)	124.8	521.3
Unallocated corporate SG&A	(181.5)	(155.3)	(145.5)
Unallocated impact of severe weather event(4)	(30.3)	146.2	—
Unallocated research and development	(8.9)	(4.4)	(1.9)
Unallocated cost of sales(5)	(39.9)	(19.0)	(17.8)

Total operating (loss) income	$(364.3)	$92.3	$356.1

(1)
For 2013, inclusive of forward loss charges of $41.1, $4.1, $333.1 and $111.3 for the B747-8, B767, B787 and A350 XWB programs, respectively. A350 XWB forward loss of $111.3 is comprised of $32.7 on the A350-1000 XWB non-recurring fuselage portion and $78.6 on the A350 XWB recurring fuselage program. For 2012, includes a forward loss charge of $6.4 for the B747-8 program. For 2011, includes a $29.0 forward loss charge recorded for the Sikorsky CH-53K helicopter program and a $12.6 forward loss charge for the B747-8 program. Also includes cumulative catch-up adjustments for periods prior to 2013 and 2012 of $60.1 and $(2.4), respectively.

(2)
Inclusive of forward loss charges of $12.3, $30.6 and $21.7 for the B767, B787 and Rolls-Royce BR725 programs, respectively, for 2013. Also includes $8.4 reduction of forward loss charge recorded due to change in estimate for the Rolls-Royce program in 2013. For 2012, includes forward loss charges of $151.0 recorded on our Rolls-Royce program and $8.0 on our B767 program. Also includes cumulative catch-up adjustments for periods prior to 2013 and 2012 of $30.0 and $7.3, respectively.

(3)
For 2013, includes forward loss charges of $58.3, $240.9 and $288.3 for the B787, G280 and G650 programs, respectively. For 2012, includes forward loss charges recorded of $184.0 for the B787 wing program, $162.5 for the G650 wing program, $118.8 for the G280 wing program, $8.9 for the A350 XWB non-recurring wing contract, and $5.1 for the B747-8 wing program. Also includes cumulative catch-up adjustments for periods prior to 2013 and 2012 of $5.4 and $9.8, respectively. For 2011, includes a $81.8 forward loss charge recorded for the G280 wing program, a $5.7 forward loss charge for the B747-8 program and a $3.0 forward loss on the A350 XWB non-recurring wing contract.

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

(4)
For 2012, gain includes a $234.9 insurance settlement amount, offset by $88.7 of costs incurred related to the April 14, 2012 severe weather event. Costs include assets impaired by the storm, clean-up costs, repair costs and incremental labor, freight and warehousing costs associated with the impacts of the storm.

(5)
Inclusive of charges of $38.1, $17.8, and $1.6 related to warranty reserve adjustments, reduction in workforce and early retirement incentives in 2013. Also, includes gains related to pension activity of $15.4 for the same period. For 2012 and 2011, $11.0 and $6.9, respectively, were reclassified from segment operating income to unallocated cost of sales to conform to current year presentation. Includes charges in the second quarter of 2012 of $3.6 related to asset impairments, $2.2 related to stock incentives for certain UAW-represented employees and $2.1 in early retirement incentives to eligible employees and charges in the second quarter of 2011 of $9.0 due to a change in estimate to increase warranty and extraordinary rework reserves and $1.9 in early retirement incentives elected by eligible UAW-represented employees.

        The following chart illustrates the split between domestic and foreign revenues:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$5,154.9	87%	$4,612.0	85%	$4,210.7	87%
International
United Kingdom	559.7	9%	470.4	9%	422.6	8%
Other	246.4	4%	315.3	6%	230.5	5%

Total International	806.1	13%	785.7	15%	653.1	13%

Total Revenues	$5,961.0	100%	$5,397.7	100%	$4,863.8	100%

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

	Year Ended December 31, 2013		Year Ended December 31, 2012
Asset Location	Total Long-Lived Assets	Percent of Total Long-Lived Assets	Total Long-Lived Assets	Percent of Total Long-Lived Assets
United States	$1,608.2	89%	$1,506.9	89%
International
United Kingdom	99.3	6%	101.1	6%
Other	95.8	5%	90.5	5%

Total International	195.1	11%	191.6	11%

Total Long-Lived Assets	$1,803.3	100%	$1,698.5	100%

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

27.   Quarterly Financial Data (Unaudited)

	Quarter Ended
2013	December 31, 2013(1)	September 27, 2013(2)	June 28, 2013(3)	March 29, 2013(4)
Revenues	$1,494.4	$1,503.7	$1,520.7	$1,442.2
Operating (Loss) income	$(320.8)	$50.5	$(238.5)	$144.5
Net (loss) income	$(586.9)	$93.7	$(209.4)	$81.2
(Loss) earnings per share, basic	$(4.15)	$0.66	$(1.48)	$0.57
(Loss) earnings per share, diluted	$(4.15)	$0.65	$(1.48)	$0.57

	Quarter Ended
2012	December 31, 2012(5)	September 29, 2012(6)	June 30, 2012(7)	March 31, 2012(8)
Revenues	$1,425.6	$1,365.3	$1,341.0	$1,265.8
Operating Income (loss)	$98.0	$(210.5)	$82.5	$122.3
Net income (loss)	$60.7	$(134.4)	$34.9	$73.6
Earnings (loss) per share, basic	$0.43	$(0.96)	$0.25	$0.52
Earnings (loss) per share, diluted	$0.43	$(0.96)	$0.24	$0.52

(1)
Fourth quarter 2013 earnings include the impacts of forward loss charges of $30.8, $4.1, $7.5, $333.1, $30.6, $21.0, $43.0, $54.1 and $21.7 on the B747 fuselage, B767 fuselage, B767 propulsion, B787 fuselage, B787 propulsion, B787 wing, G650 wing, G280 wing and BR725 propulsion portions of programs, respectively, and a $382.6 charge resulting from the establishment of a deferred tax asset valuation allowance.

(2)
Third quarter 2013 earnings include the impacts of forward loss charges of $5.3, $0.8, $6.4, $32.7 and $78.6 on the B747 fuselage, B767 propulsion, G280 wing, A350-1000 XWB non-recurring fuselage and A350 XWB recurring fuselage portions of programs, respectively.

(3)
Second quarter 2013 earnings included the impacts of forward loss charges of $5.0, $4.0, $22.0, $234.2 and $191.5 on the B747 fuselage, B767 propulsion, B787 fuselage, G650 wing and G280 wing portions of programs, respectively. Also includes $8.4 reduction in forward loss due to change in estimate recorded for the BR725 program.

(4)
First quarter of 2013 earnings includes the impact of the forward loss charge of $15.3 on the B787 wing portion of the program.

(5)
Fourth quarter 2012 earnings include the impacts of forward loss charges of $6.4 on the B747 fuselage program, $8.0 on the B767 propulsion program and $20.0 on the G280 wing program. Also includes charges of $18.1 related to the April 14, 2012 severe weather event.

(6)
Third quarter 2012 earnings included the impacts of a $151.0 forward loss charge for our Rolls-Royce program, a charge of $184.0 for the B787 wing program, a charge of $88.1 for the G280 wing program, a charge of $162.5 for the G650 wing program, a charge of $2.4 for the A350 XWB program, a charge of $2.4 for the B747-8 wing program, and a net gain of $218.8 resulting from the insurance settlement net of cost incurred related to the April 14, 2012 severe weather event.

(7)
Second quarter 2012 earnings included the impacts of a $6.5 forward loss charge recorded on our A350 XWB non-recurring wing contract, charges of $3.6 for asset impairment, $2.2 related to stock

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

  incentives for certain UAW-represented employees, and $1.1 in early retirement incentives to eligible employees. Also includes a charge of $54.5 related to the April 14, 2012 severe weather event.

(8)
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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Twelve Months Ended December 31, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$5,393.4	$205.9	$738.9	$(377.2)	$5,961.0
Operating costs and expenses
Cost of sales	—	5,602.1	197.8	636.8	(377.2)	6,059.5
Selling, general and administrative	3.0	174.4	3.0	20.4	—	200.8
Impact from severe weather event	—	30.3	—	—	—	30.3
Research and development	—	32.2	0.1	2.4	—	34.7

Total operating costs and expenses	3.0	5,839.0	200.9	659.6	(377.2)	6,325.3
Operating income (loss)	(3.0)	(445.6)	5.0	79.3	—	(364.3)
Interest expense and financing fee amortization	—	(69.2)	—	(11.2)	10.3	(70.1)
Interest income	—	10.5	—	0.1	(10.3)	0.3
Other income (expense), net	—	3.1	—	0.2	—	3.3

Income (loss) before income taxes and equity in net (loss) income of affiliates and subsidiaries	(3.0)	(501.2)	5.0	68.4	—	(430.8)
Income tax benefit (provision)	(0.1)	(175.6)	(1.9)	(13.5)		(191.1)

Income (loss) before equity in net income (loss) of affiliates and subsidiaries	(3.1)	(676.8)	3.1	54.9	—	(621.9)
Equity in net income (loss) of affiliates	0.5	—	—	0.5	(0.5)	0.5
Equity in net income (loss) of subsidiaries	(618.8)	58.2	—	—	560.6	—

Net income (loss)	(621.4)	(618.6)	3.1	55.4	560.1	(621.4)
Other comprehensive income (loss)	90.6	5.8		84.8	(90.6)	90.6

Comprehensive income (loss)	$(530.8)	$(612.8)	$3.1	$140.2	$469.5	$(530.8)

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Twelve Months Ended December 31, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$4,910.1	$151.5	$594.2	$(258.1)	$5,397.7
Operating costs and expenses
Cost of sales	—	4,842.1	141.4	519.9	(258.1)	5,245.3
Selling, general and administrative	3.0	145.8	2.8	20.6	—	172.2
Impact from severe weather event	—	(146.2)	—	—	—	(146.2)
Research and development	—	32.8	—	1.3	—	34.1

Total operating costs and expenses	3.0	4,874.5	144.2	541.8	(258.1)	5,305.4
Operating income (loss)	(3.0)	35.6	7.3	52.4	—	92.3
Interest expense and financing fee amortization	—	(81.9)	—	(10.3)	9.3	(82.9)
Interest income	—	9.4	—	0.1	(9.3)	0.2
Other income (expense), net	—	(0.9)	(0.1)	2.8	—	1.8

Income (loss) before income taxes and equity in net income (loss) of affiliates and subsidiaries	(3.0)	(37.8)	7.2	45.0	—	11.4
Income tax benefit (provision)	(0.2)	34.1	(2.7)	(7.1)	—	24.1

Income (loss) before equity in net income (loss) of affiliates and subsidiaries	(3.2)	(3.7)	4.5	37.9	—	35.5
Equity in net income (loss) of affiliates	(0.7)	(1.3)	—	0.6	0.7	(0.7)
Equity in net income (loss) of subsidiaries	38.7	42.4	—	—	(81.1)	—

Net income (loss)	34.8	37.4	4.5	38.5	(80.4)	34.8
Other comprehensive income (loss)	(19.0)	(32.2)	—	13.2	19.0	(19.0)

Comprehensive income (loss)	$15.8	$5.2	$4.5	$51.7	$(61.4)	$15.8

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$359.2	$—	$61.5	$—	$420.7
Accounts receivable, net	—	643.3	15.3	214.5	(322.3)	550.8
Inventory, net	—	1,340.2	208.7	293.7	—	1,842.6
Deferred tax asset — current	—	25.2	—	1.7	—	26.9
Other current assets	—	100.7	—	2.5	—	103.2

Total current assets	—	2,468.6	224.0	573.9	(322.3)	2,944.2
Property, plant and equipment, net	—	1,308.0	305.3	190.0	—	1,803.3
Pension assets	—	231.1	—	21.5	—	252.6
Investment in subsidiary	1,026.3	281.5	—	—	(1,307.8)	—
Equity in net assets of subsidiaries	454.7	119.4	—	—	(574.1)	—
Other assets	—	422.4	80.0	24.2	(419.5)	107.1

Total assets	$1,481.0	$4,831.0	$609.3	$809.6	$(2,623.7)	$5,107.2

Current liabilities
Accounts payable	$—	$666.5	$224.2	$185.2	$(322.2)	$753.7
Accrued expenses	—	189.9	0.5	30.2	—	220.6
Profit sharing	—	35.7	—	2.7	—	38.4
Current portion of long-term debt	—	12.9	—	3.9	—	16.8
Advance payments, short-term	—	133.5	—	—	—	133.5
Deferred revenue, short-term	—	15.7	—	4.1	—	19.8
Deferred grant income liability — current	—	—	7.3	1.3	—	8.6
Other current liabilities	—	137.1	—	7.1	—	144.2

Total current liabilities	—	1,191.3	232.0	234.5	(322.2)	1,335.6
Long-term debt	—	1,131.4	80.0	278.6	(339.5)	1,150.5
Advance payments, long-term	—	728.9	—	—	—	728.9
Pension/OPEB obligation	—	69.8	—	—	—	69.8
Deferred grant income liability — non-current	—	—	75.6	32.6	—	108.2
Deferred revenue and other deferred credits	—	22.7	—	8.2	—	30.9
Other liabilities	—	245.6	—	36.7	(80.0)	202.3
Total equity	1,481.0	1,441.3	221.7	219.0	(1,882.0)	1,481.0

Total liabilities and shareholders' equity	$1,481.0	$4,831.0	$609.3	$809.6	$(2,623.7)	$5,107.2

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$(621.4)	$219.0	$34.2	$7.4	$621.4	$260.6

Investing activities
Purchase of property, plant and equipment	—	(190.9)	(34.2)	(9.1)	—	(234.2)
Purchase of property, plant and equipment — severe weather event	—	(38.4)	—	—	—	(38.4)
Proceeds from sale of assets	—	0.7	—	—	—	0.7
Equity in net assets of subsidiaries	621.4	3.0	—	0.7	(621.4)	3.7
Other	—	4.8	—	(4.8)	—	—

Net cash provided by (used in) investing activities	621.4	(220.8)	(34.2)	(13.2)	(621.4)	(268.2)

Financing activities
Proceeds from revolving credit facility	—	—	—	—	—	—
Payments on revolving credit facility	—	—	—	—	—	—
Proceeds from issuance of debt	—	—	—	—	—	—
Principal payments of debt	—	(6.6)	—	(3.8)	—	(10.4)
Collection on (repayment of) intercompany debt	—	2.0	—	(2.0)	—	—
Debt issuance and financing costs	—	(4.1)	—	—	—	(4.1)
Excess tax benefits from share-based payment arrangements	—	0.6	—	—	—	0.6

Net cash provided by (used in) financing activities	—	(8.1)	—	(5.8)	—	(13.9)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.5	—	1.5

Net (decrease) in cash and cash equivalents for the period	—	(9.9)	—	(10.1)	—	(20.0)
Cash and cash equivalents, beginning of period	—	369.1	—	71.6	—	440.7

Cash and cash equivalents, end of period	$—	$359.2	$—	$61.5	$—	$420.7

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

Spirit AeroSystems Holdings, Inc.

Notes to the Consolidated Financial Statements — (Continued)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2011

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$193.5	$(63.2)	$25.7	$(9.8)	$(193.5)	$(47.3)

Investing activities
Purchase of property, plant and equipment	—	(184.7)	(25.7)	(39.3)	—	(249.7)
Proceeds from the sale of assets	—	0.3	—	0.2	—	0.5
Equity in net assets of subsidiaries	(193.5)	—	—	—	193.5	—

Net cash provided by (used in) investing activities	(193.5)	(184.4)	(25.7)	(39.1)	193.5	(249.2)

Financing activities
Proceeds from revolving credit facility	—	30.0	—	—	—	30.0
Payments on revolving credit facility	—	(30.0)	—	—	—	(30.0)
Principal payments of debt	—	(5.8)	—	(2.2)	—	(8.0)
Collection on (repayment of) intercompany debt	—	(57.3)	—	57.3	—	—
Excess tax benefits from share-based payment arrangements	—	1.3	—	—	—	1.3

Net cash provided by (used in) financing activities	—	(61.8)	—	55.1	—	(6.7)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.6)	—	(0.6)

Net (decrease) increase in cash and cash equivalents for the period	—	(309.4)	—	5.6	—	(303.8)
Cash and cash equivalents, beginning of period	—	416.1	—	65.5	—	481.6

Cash and cash equivalents, end of period	$—	$106.7	$—	$71.1	$—	$177.8

29.   Subsequent Events

        In January 2014, the Company completed its negotiations with its customer for the initial delivery unit of the Bell V280 helicopter. The Company agreed to invest $5.0 in the program over the next five years. Under contract accounting the investment was recorded as a forward loss.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls as of December 31, 2013 and have concluded that, because of the material weakness in our internal control over financial reporting discussed below, these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) were not effective. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In light of the material weakness discussed below, the Company performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We did not maintain effective controls over the completeness, accuracy and valuation of inventory and cost of sales related to the Airbus A350 XWB Section 15 recurring program. Specifically, we did not maintain controls over the completeness and accuracy of the bill of materials used in the contract accounting estimates for this program. These controls were not designed effectively to ensure that the bill of materials used in the accounting estimates were accurate and provided a sound basis for estimating future costs. Although this material weakness did not result in a material misstatement of the Company's consolidated financial statements, the existence of the control deficiency could result in an undetected material misstatement of the Company's consolidated financial statements.

        In addition, we did not maintain effective controls over the completeness, accuracy and valuation of inventory and cost of sales for the Gulfstream G280 and G650 programs. Specifically, controls over contract accounting estimates related to these programs were not operating effectively in order to ensure that (1) the bills of materials used in the accounting estimates were complete and provided a sound basis for estimating future costs; (2) the evaluation of current actual trends impacting prior estimates of supply chain and labor costs were identified and incorporated into the accounting estimates on a timely basis; and (3) the estimation of the number of production units used in the accounting estimates was accurate. This control deficiency resulted in audit adjustments to the cost of sales and inventory accounts and related financial disclosures within the Company's consolidated financial statements for the year ended December 31, 2012 and the condensed consolidated financial statements for the quarter ended June 27, 2013.

        Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013, based on criteria in Internal Control — Integrated Framework issued by COSO.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.

Changes in Internal Controls over Financial Reporting

        During 2013, several of our sites were implementing a new enterprise resource planning (ERP) system. This conversion affected certain general ledger functions, and resulted in changes to processes and controls as we migrated from legacy systems to the new ERP platforms. Other than this item, there were no other changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Director, Executive Officers and Corporate Governance

        Information concerning the directors of Spirit Holdings will be provided in Spirit Holdings' proxy statement for its 2014 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

        Information concerning the executive officers of Spirit is included in Part I of this Annual Report on Form 10-K.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be provided in Spirit Holdings' proxy statement for its 2014 annual meeting of stockholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

        Information concerning Corporate Governance and the Board of Directors of Spirit Holdings will be provided in Spirit Holdings' proxy statement for its 2014 annual meeting of stockholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

        The Company has adopted a Code of Ethics and a Finance Code of Professional Conduct that applies to the Company's Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and persons performing similar functions. A copy of the Code of Ethics and Finance Code of Professional Conduct is available on the Company's website at www.spiritaero.com under the "Investor Relations" link, and any waiver from the Code of Ethics or Finance Code of Professional Conduct will be timely disclosed on the Company's website or a Current Report on Form 8-K, as will any amendments to the Code of Ethics or Spirit Finance Code of Conduct.

Item 11.    Executive Compensation

        Information concerning the compensation of directors and executive officers of Spirit Holdings will be provided in Spirit Holdings' proxy statement for its 2014 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information concerning the ownership of Spirit Holdings' equity securities by certain beneficial owners and by management will be provided in Spirit Holdings' proxy statement for its 2014 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

        Equity Compensation Plan Information is included in Part II of this Annual Report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information concerning certain relationships and related transactions and director independence will be provided in Spirit Holdings' proxy statement for its 2014 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 14.    Principal Accounting Fees and Services

        Information concerning principal accounting fees and services will be provided in Spirit Holdings' proxy statement for its 2014 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Part IV

Item 15.    Exhibits and Financial Statement Schedules

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
3.1	Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 20, 2009, Exhibit 3.1
3.2	Third Amended and Restated By Laws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 3, 2010, Exhibit 3.1
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.2	Form of Class B Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.2
4.3	Registration Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and the persons listed on Schedule A thereto	Registration Statement on Forms S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.4
4.4	Indenture dated as of September 30, 2009, governing the 7 1/2% Senior Notes due 2017, by and among Spirit AeroSystems, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, Exhibit 4.1
4.5	Form of 7 1/2% Senior Note due 2017	Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, included as Exhibit A to Exhibit 4.1
4.6	Registration Rights Agreement, dated as of September 30, 2009, among Spirit AeroSystems, Inc., the guarantors identified therein, Banc of America Securities LLC and the other initial purchasers of the Notes named therein	Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, Exhibit 4.3
4.7	Indenture dated as of November 18, 2010, governing the 6 3/4% Senior Notes due 2020, by and among Spirit AeroSystems, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed November 18, 2010, Exhibit 4.1
4.8	Form of 6 3/4% Senior Note due 2020	Current Report on Form 8-K (File No. 001-33160), filed November 18, 2010, included as Exhibit A to Exhibit 4.2

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
4.9	Registration Rights Agreement, dated as of November 18, 2010, among Spirit AeroSystems, Inc., the guarantors identified therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated on behalf of itself and as representative of the several initial purchasers of the notes named therein	Current Report on Form 8-K (File No. 001-33160), filed November 18, 2010, Exhibit 4.3
4.10	Supplemental Indenture, dated as of August 11, 2010	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2010, Exhibit 4.1
10.1†	Employment Agreement, dated June 16, 2005, between Jeffrey L. Turner and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.1
10.2†	Amendment to Employment Agreement between Spirit AeroSystems, Inc. and Jeffrey L. Turner, dated December 31, 2008	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2009, Exhibit 10.1.1
10.3†	Employment Agreement, dated September 13, 2005, between Spirit AeroSystems, Inc. and H. David Walker	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.3
10.4†	Employment Agreement, dated December 28, 2005, between Spirit AeroSystems, Inc. and John Lewelling	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.4
10.5†	Employment Agreement between Spirit AeroSystems, Inc. and Philip D. Anderson, dated February 12, 2010	Current Report on Form 8-K (File No. 001-33160), filed February 17, 2010, Exhibit 10.1
10.6†	Spirit AeroSystems Holdings, Inc. Amended and Restated Executive Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2008, Exhibit 10.7
10.7†	Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) Supplemental Executive Retirement Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.8
10.8†	Amendment to Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, dated July 30, 2007	Registration Statement on Form S-8 (File No. 333-146112), filed September 17, 2007, Exhibit 10.2
10.9†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Short-Term Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 10.3
10.10†	Spirit AeroSystems Holdings, Inc. Fourth Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 10.4
10.11†	Spirit AeroSystems Holdings, Inc. Cash Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.11
10.12†	Spirit AeroSystems Holdings, Inc. Union Equity Participation Program	Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-135486), filed October 30, 2006, Exhibit 10.12
10.13†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Director Stock Plan	Registration Statement on Form S-8 (File No. 333-150402), filed April 23, 2008, Exhibit 10.1
10.14	Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.15	Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and Citicorp North America, Inc., as collateral agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.20
10.16	Security Agreement, dated as of June 16, 2005, made by and among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), Spirit AeroSystems Finance, Inc. (f/k/a Mid-Western Aircraft Finance, Inc.), Onex Wind Finance LP, 3101447 Nova Scotia Company, Onex Wind Finance LLC and The Boeing Company, as agent.	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.22
10.17††	Special Business Provisions (Sustaining), as amended through February 6, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	*
10.18††	General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.19††	Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25
10.20††	Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26
10.21	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27
10.22	Inducement Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.2
10.23	Lease Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.3
10.24	Construction Agency Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.4

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.25†	Amendment to the Spirit AeroSystems Holdings, Inc. Amended and Restated Executive Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2010, Exhibit 10.1
10.26	Amendment No. 3 dated as of October 15, 2010, to the Second Amended and Restated Credit Agreement, dated as of November 27, 2006, among Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.), Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems Holdings, Inc.), the guarantors party thereto; Bank of America, N.A. and the other lenders party thereto.	Current Report on Form 8-K (File No. 001-33160), filed October 20, 2010, Exhibit 10.1
10.27	Spirit AeroSystems Holdings, Inc. Amended and Restated Deferred Compensation Plan, As Amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2011, Exhibit 10.34
10.28†	Employment Agreement between Spirit AeroSystems, Inc. and David Coleal, effective as of July 14, 2011	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 4, 2011, Exhibit 10.1
10.29	Credit Agreement, dated as of April 18, 2012, among Spirit AeroSystems, Inc., the other guarantors party thereto, Bank of America, N.A. and the other agents and lenders party thereto	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 7, 2012, Exhibit 10.1
10.30	Amendment No. 1, dated as of October 26, 2012, to Credit Agreement dated as of April 18, 2012 among Spirit Aerosystems, Inc., Spirit AeroSystems Holdings, Inc., the other guarantors party thereto, Bank of America, N.A. and the other agents and lenders party thereto	Current Report on Form 8-K (File No. 001-33160), filed October 30, 2012, Exhibit 10.1
10.31	Amendment No. 2, dated as of August 2, 2013, to Credit Agreement dated as of April 18, 2012 among Spirit Aerosystems, Inc., Spirit AeroSystems Holdings, Inc., the other guarantors party thereto, Bank of America, N.A. and the other agents and lenders party thereto	*
10.32†	Amended and Restated Employment Agreement, between Spirit AeroSystems, Inc. and Jon Lammers, effective as of July 24, 2012	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.1
10.33	Amendment No. 2, dated March 4, 2011, to General Terms Agreement (Sustaining and Others) between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.2
10.35††	Memorandum of Agreement, between The Boeing Company and Spirit AeroSystems, Inc., made as of March 9, 2012, amending Special Business Provisions (Sustaining)	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.4
10.36†	Employment Agreement between Spirit AeroSystems, Inc. and Larry A. Lawson, effective as of March 18, 2013	Current Report on Form 8-K (File No. 001-33160), filed March 22, 2013, Exhibit 10.1

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.37†	Retirement and Consulting Agreement and General Release between Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and Jeffrey L. Turner, effective as of May 2, 2013	Current Report on Form 8-K (File No. 001-33160), filed May 6, 2013, Exhibit 10.1
10.38†	Retirement and Consulting Agreement and General Release between Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and Michael G. King, effective as of June 18, 2013	Current Report on Form 8-K (File No. 001-33160), filed June 24, 2013, Exhibit 10.1
10.39†	Employment Agreement between Spirit AeroSystems, Inc. and Sanjay Kapoor, effective as of August 23, 2013	Current Report on Form 8-K (File No. 001-33160), filed August 26, 2013, Exhibit 10.1
10.40†	Employment Agreement between Spirit AeroSystems, Inc. and Heidi Wood, effective as of July 15, 2013	*
10.41†	Amendment to Employment Agreement between Spirit Aerosystems, Inc. and Heidi Wood, effective as of July 15, 2013	*
10.42†	Form of Executive Compensation Letter	*
12.1	Ratio of Earnings to Fixed Charges	*
14.1	Code of Ethics
	(i) Spirit AeroSystems Holdings, Inc. Code of Ethics and Business Conduct, as amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 14.1
	(ii) Spirit AeroSystems Holdings, Inc. Code of Conduct for Finance Employees	Annual Report on Form 10-K (File No. 001-33160), filed March 5, 2007, Exhibit 14.1
21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	*
23.1	Consent of PricewaterhouseCoopers LLP	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**
101.INS@	XBRL Instance Document.	*
101.SCH@	XBRL Taxonomy Extension Schema Document.	*
101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB@	XBRL Taxonomy Extension Label Linkbase Document.	*

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document.	*

†
Indicates management contract or compensation plan or arrangement

††
Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment

*
Filed herewith

**
Furnished herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas on February 19, 2014.

SPIRIT AEROSYSTEMS HOLDINGS, INC.
By:	/s/ Sanjay Kapoor Sanjay Kapoor Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry A. Lawson Larry A. Lawson	Director, President and Chief Executive Officer (Principal Executive Officer)	February 19, 2014
/s/ Sanjay Kapoor Sanjay Kapoor	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2014
/s/ James Steven Sharp James Steven Sharp	Corporate Controller (Principal Accounting Officer)	February 19, 2014
/s/ Robert Johnson Robert Johnson	Director, Chairman of the Board	February 19, 2014
/s/ Charles Chadwell Charles Chadwell	Director	February 19, 2014
/s/ Ivor Evans Ivor Evans	Director	February 19, 2014
/s/ Paul Fulchino Paul Fulchino	Director	February 19, 2014
/s/ Richard Gephardt Richard Gephardt	Director	February 19, 2014
/s/ Ronald Kadish Ronald Kadish	Director	February 19, 2014
/s/ Christopher E. Kubasik Christopher E. Kubasik	Director	February 19, 2014
/s/ Tawfiq Popatia Tawfiq Popatia	Director	February 19, 2014
/s/ Francis Raborn Francis Raborn	Director	February 19, 2014
/s/ Jeffrey L. Turner Jeffrey L. Turner	Director	February 19, 2014

SCHEDULE II — Valuation and Qualifying Accounts
Allowance for Doubtful Accounts, Warranties and Extraordinary Rework, and Deferred Tax Asset Valuation
(Deducted from assets to which they apply)

Allowance for Doubtful Accounts	2013	2012	2011
Balance, January 1	$4.3	$1.4	$—
Charges to costs and expenses	(0.2)	3.2	1.6
Write-offs, net of recoveries	(4.3)	(0.3)	(0.2)

Balance, December 31	$(0.2)	$4.3	$1.4

Warranties and Extraordinary Rework	2013	2012	2011
Balance, January 1	$30.9	$19.6	$18.7
Charges to costs and expenses	38.3	12.0	18.4
Write-offs, net of recoveries	(0.6)	(0.9)	(17.5)
Exchange rate	0.1	0.2	—

Balance, December 31	$68.7	$30.9	$19.6

Deferred Tax Asset Valuation Allowance	2013	2012	2011
Balance, January 1	$10.4	$8.2	$5.3
US deferred tax asset	381.0	—	—
Income tax credits	3.7	1.9	2.9
Depreciation and Amortization	0.2	0.3	—
Other	1.2	—	—

Balance, December 31	$396.5	$10.4	$8.2