Form 10-Q
period 2014-04-03
Spirit AeroSystems Holdings, Inc.
filed 2014-05-02
CIK 1364885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2014

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

As of April 25, 2014, the registrant had outstanding 127,506,422 shares of class A common stock, $0.01 par value per share, and 17,212,760 shares of class B common stock, $0.01 par value per share.

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	April 3, 2014	March 28, 2013
	($ in millions, except per share data)
Net revenues	$1,728.5	$1,442.2
Operating costs and expenses
Cost of sales	1,467.3	1,237.1
Selling, general and administrative	60.5	44.3
Impact from severe weather event	—	8.8
Research and development	6.3	7.5
Total operating costs and expenses	1,534.1	1,297.7
Operating income	194.4	144.5
Interest expense and financing fee amortization	(35.4)	(17.6)
Interest income	0.1	0.1
Other income (expense), net	1.2	(9.9)
Income before income taxes and equity in net income (loss) of affiliates	160.3	117.1
Income tax provision	(6.9)	(35.7)
Income before equity in net income (loss) of affiliates	153.4	81.4
Equity in net income (loss) of affiliates	0.2	(0.2)
Net income	$153.6	$81.2
Earnings per share
Basic	$1.08	$0.57
Diluted	$1.07	$0.57

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

	For the Three Months Ended
	April 3, 2014	March 28, 2013
	($ in millions)
Net income	$153.6	$81.2
Changes in other comprehensive income, net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of zero for each of the three months ended, respectively	—	0.3
Unrealized foreign exchange (loss) on intercompany loan, net of tax effect of $0.1 and $1.0 for each of the three months ended, respectively	(0.2)	(3.3)
Foreign currency translation adjustments	0.4	(10.5)
Total other comprehensive income (loss)	0.2	(13.5)
Total comprehensive income	$153.8	$67.7

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	April 3, 2014	December 31, 2013
	($ in millions)
Current assets
Cash and cash equivalents	$382.1	$420.7
Short-term investments	0.3	—
Restricted cash	72.8	—
Accounts receivable, net	746.5	550.8
Inventory, net	1,868.9	1,842.6
Deferred tax asset - current	24.2	26.9
Other current assets	22.6	103.2
Total current assets	3,117.4	2,944.2
Property, plant and equipment, net	1,800.8	1,803.3
Pension assets	262.3	252.6
Other assets	121.5	107.1
Total assets	$5,302.0	$5,107.2
Current liabilities
Accounts payable	$758.1	$753.7
Accrued expenses	253.6	220.6
Profit sharing	16.7	38.4
Current portion of long-term debt	81.6	16.8
Advance payments, short-term	54.8	133.5
Deferred revenue, short-term	25.0	19.8
Deferred grant income liability - current	8.9	8.6
Other current liabilities	129.0	144.2
Total current liabilities	1,327.7	1,335.6
Long-term debt	1,152.8	1,150.5
Advance payments, long-term	777.0	728.9
Pension/OPEB obligation	71.2	69.8
Deferred grant income liability - non-current	105.9	108.2
Deferred revenue and other deferred credits	30.0	30.9
Other liabilities	199.3	202.3
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 127,540,704 and 120,946,429 shares issued, respectively	1.3	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 17,224,491 and 23,851,694 shares issued, respectively	0.2	0.2
Additional paid-in capital	1,028.2	1,025.0
Accumulated other comprehensive (loss)	(54.4)	(54.6)
Retained earnings	662.3	508.7
Total shareholders’ equity	1,637.6	1,480.5
Noncontrolling interest	0.5	0.5
Total equity	1,638.1	1,481.0
Total liabilities and equity	$5,302.0	$5,107.2

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended	For the Three Months Ended
	April 3, 2014	March 28, 2013
	($ in millions)
Operating activities
Net income	$153.6	$81.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation expense	41.3	39.3
Amortization expense	4.7	1.3
Amortization of deferred financing fees	15.7	1.5
Accretion of customer supply agreement	0.1	0.1
Employee stock compensation expense	3.7	3.7
Excess tax benefit of share-based payment arrangements	(0.5)	—
(Gain) from the ineffectiveness of hedge contracts	(0.6)	(0.8)
Loss from foreign currency transactions	1.8	10.2
(Gain) on disposition of assets	—	(0.1)
Deferred taxes	(0.3)	18.6
Long-term tax provision	—	0.7
Pension and other post retirement benefits, net	(8.0)	(3.3)
Grant income	(2.0)	(1.6)
Equity in net (income) loss of affiliates	(0.2)	0.2
Changes in assets and liabilities
Accounts receivable	(196.7)	(167.7)
Inventory, net	(51.6)	(94.4)
Accounts payable and accrued liabilities	50.6	71.4
Profit sharing/deferred compensation	(21.7)	(10.0)
Advance payments	(30.6)	(12.0)
Income taxes receivable/payable	72.5	2.1
Deferred revenue and other deferred credits	4.8	(0.7)
Other	8.4	14.9
Net cash provided by (used in) operating activities	45.0	(45.4)
Investing activities
Purchase of property, plant and equipment	(53.0)	(74.4)
Purchase of property, plant and equipment - severe weather event (see Note 4)	—	(5.8)
Proceeds from sale of assets	0.1	0.1
Consolidation of variable interest entity	—	2.1
Net cash (used in) investing activities	(52.9)	(78.0)
Financing activities
Proceeds from issuance of bonds	300.0	—
Principal payments of debt	(9.5)	(2.6)
Payments on bonds	(227.2)	—
Excess tax benefit of share-based payment arrangements	0.5	—
Debt issuance and financing costs	(19.2)	—
Change in restricted cash	(72.8)	—
Net cash (used in) financing activities	(28.2)	(2.6)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(1.6)
Net (decrease) in cash and cash equivalents for the period	(38.6)	(127.6)
Cash and cash equivalents, beginning of period	420.7	440.7
Cash and cash equivalents, end of period	$382.1	$313.1

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

1.  Organization and Basis of Interim Presentation

Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of The Boeing Company’s (“Boeing”) operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the “Boeing Acquisition”). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). Onex Corporation (“Onex”) of Toronto, Canada and certain of its affiliates maintain majority voting power of Holdings. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina and Subang, Malaysia. The Company has assembly facilities in Saint-Nazaire, France, and Chanute, Kansas. The Company is the majority participant in the Kansas Industrial Energy Supply Company (“KIESC”), a tenancy-in-common with other Wichita companies established to purchase natural gas. The Company participates in a joint venture, Taikoo Spirit AeroSystems Composite Co. Ltd. (“TSACCL”), of which Spirit’s ownership interest is 31.5%. TSACCL was formed to develop and implement a state of the art composite and metal bond component repair station in the Asia-Pacific region.

The accompanying unaudited interim condensed consolidated financial statements include the Company’s financial statements and the financial statements of its majority-owned or controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Company uses a quarter convention based upon working days, adjusted for calendar year constraints; as such, there were four additional work days for the period ended April 3, 2014 as compared to the same period in the prior year.  The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  The Company’s investment in TSACCL, in which the Company does not have a controlling interest, is accounted for under the equity method.  KIESC is fully consolidated as the Company owns 77.8% of the entity’s equity.  All intercompany balances and transactions have been eliminated in consolidation. The Company’s U.K. subsidiary uses local currency, the British pound, as its functional currency; the Malaysian subsidiary uses the British pound and the Singapore subsidiary uses the Singapore dollar.  All other foreign subsidiaries and branches use the U.S. dollar as their functional currency.

As part of the monthly consolidation process, our international entities that have functional currencies other than the U.S. dollar are translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended April 3, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2014 presentation.

In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued.  On April 8, 2014, Spirit and Boeing entered into a memorandum of agreement (“MOA”) related to both Spirit’s long-term supply agreement for the B737, B747, B767 and B777 aircraft (the “Supply Agreement”) and Spirit’s long-term supply agreement with Boeing for the B787 aircraft (the “B787 Supply Agreement”).  With respect to the Supply Agreement, the MOA, among other things, waives certain amounts due to either party and contains an agreement on pricing for the B737, B747, B767 and B777 for the period April 1, 2014 through December 31, 2015.  With respect to the 787 Supply Agreement, the MOA suspends advance repayments for a period of twelve months beginning April 1, 2014, which repayment will be made by offset against the purchase price for shipset 1,001 and beyond.  Our financial results for the three months ended April 3, 2014 incorporate the provisions of the MOA. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 19, 2014 (the “2013 Form 10-K”).

2.  New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (FASB ASU 2014-08). This

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  The provisions of FASB ASU 2014-08 are effective in annual periods beginning on or after December 15, 2014 and interim periods within those annual periods.  The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (FASB ASU 2013-11).  This update was issued to give explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  The provisions of FASB ASU 2013-11 are effective for fiscal years and interim periods beginning after December 15, 2013.  The adoption of the provisions of this update did not have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (FASB ASU 2013-10).  The amendments in this update permit the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges.  The amendment is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The adoption of the provisions of FASB ASU 2013-10 did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (FASB ASU 2011-11).  The amendments in this update will require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The intention is to enhance required disclosures by improving information about financial instruments and derivative instruments that are either offset in accordance with FASB guidance or are subject to an enforceable master netting arrangement; irrespective of whether they are offset in accordance with FASB guidance.  The provisions of FASB ASU 2011-11 are effective for annual and interim reporting periods beginning on or after January 1, 2013.  The adoption of the provisions of FASB ASU 2011-11 did not have a material impact on the Company’s consolidated financial statements.

3.  Changes in Estimates

The Company accounts for its long-term contracts using the percentage-of-completion method which requires judgment relative to assessing risks, estimating contract revenues and related costs  over the current contract blocks, and making assumptions for schedule and technical issues. Contract estimates are inherently complex and subject to significant variability in estimates of the cost and time required to complete the work. Most of the Company’s contracts are fixed price and contract revenues are known at the inception of the contract; however, contract cost estimates can change frequently as the programs mature and changes in assumptions and/or new developments become known.  Contract costs are estimated based on actual costs incurred to date and an estimate of remaining costs over the current contract block, which can extend for multiple years. When adjustments in estimated total contract block revenue or estimated total costs are required, any changes from prior estimates are recognized in the current period for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract exceed estimates of total revenue to be earned, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.

Results of operations during first quarter of 2014 include the favorable impact of cumulative catch-up adjustments of $16.6 relating to periods prior to 2014, primarily associated with productivity and efficiency improvements on mature programs. Also, in the first quarter of 2014, the Company recognized forward loss charges of $0.9 and $0.3 on its Bell V280 helicopter and G280 wing programs, respectively. Results of operations during the first quarter of 2013 include the favorable impact of cumulative catch-up adjustments of $20.3 relating to periods prior to 2013, primarily associated with productivity and efficiency improvements on mature programs, partially offset by unfavorable performance on the A350 recurring and non-recurring programs. Also in the first quarter of 2013, the Company recognized a forward loss charge of $15.3 on its B787 wing program.

The Company is currently working on several new and maturing programs, which are in various stages of development including the B787, A350, G280 and G650 programs.  These programs carry risks associated with design responsibility, development of production tooling, production inefficiencies during the initial phases of production, hiring and training of qualified personnel, increased capital and funding commitments, supplier performance, delivery schedules and unique customer requirements.  The Company has previously recorded forward loss charges on these programs. If the risks related to these programs are not mitigated, then the Company could record additional forward loss charges.

4. Impact from Severe Weather Event

On April 14, 2012, during a severe weather event, the Company’s Wichita, Kansas facility, which includes its headquarters and manufacturing facilities for all Boeing models as well as operations for maintenance, repair and overhaul support and services (MRO), was hit by a tornado which caused significant damage to many buildings, disrupted utilities and resulted in a short  suspension of production.  Over the last two years, the Company used proceeds from a global insurance settlement to restore, clean-up and repair damages to its Wichita facility.  Expenditures associated with Impact from Severe Weather Event concluded in 2013.

The Company recorded a charge of $8.8 for the three months ended March 28, 2013 related to the severe weather event, which represents continuing incremental freight, warehousing, facilities restoration and other costs which are recorded as incurred.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

5.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	April 3, 2014	December 31, 2013
Trade receivables (1)(2)(3)	$737.9	$544.2
Other	8.9	6.8
Less: allowance for doubtful accounts	(0.3)	(0.2)
Accounts receivable, net	$746.5	$550.8

(1)         Includes unbilled receivables of $35.3 and $33.5 at April 3, 2014 and December 31, 2013, respectively.

(2)         Includes $135.1 held in retainage by a customer at April 3, 2014 and December 31, 2013.

(3)         Includes $21.8 and $24.6 of withheld payments by a customer pending completion of retrofit work at April 3, 2014 and December 31, 2013, respectively.

Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned in which the recovery will occur over the term of the contract, which could exceed one year.

Also included in accounts receivable are amounts held in retainage which, as of April 3, 2014, are all related to Gulfstream and represent amounts due on G650 deliveries from 2010 through the third quarter of 2013.  While the Company believes that the short-paid amount is collectible, if the Company is unable to collect this amount or if it becomes part of an overall settlement or arbitration award, recognition of additional forward losses on the G650 program could be required and the future cash flows of the Company could be significantly impacted.  See Note 21, “Commitments, Contingencies and Guarantees,” for further discussion regarding the Company’s arbitration against Gulfstream Aerospace Corporation.

6.  Inventory

Inventories are summarized as follows:

	April 3, 2014	December 31, 2013
Raw materials	$262.1	$240.2
Work-in-process	1,009.0	1,057.8
Finished goods	46.8	43.7
Product inventory	1,317.9	1,341.7
Capitalized pre-production	463.2	486.2
Deferred production	1,757.2	1,661.2
Forward loss provision	(1,669.4)	(1,646.5)
Total inventory, net	$1,868.9	$1,842.6

Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant statement of work changes considered not reimbursable by the customer can also cause pre-production costs to be incurred.  These costs are typically recovered over a certain number of shipset deliveries and the Company believes these amounts will be fully recovered.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Deferred production includes costs for the excess of production costs over the estimated average cost per shipset, and credit balances for favorable variances on contracts between actual costs incurred and the estimated average cost per shipset for units delivered under the current production blocks.  Recovery of excess-over-average deferred production costs is dependent on the number of shipsets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts will be fully recovered.  Sales significantly under estimates or costs significantly over estimates could result in the realization of losses on these contracts in future periods.

Provisions for anticipated losses on contract blocks are recorded in the period in which they become evident (“forward losses”) and included in inventory with any remaining amount reflected in accrued contract liabilities.

Non-recurring production costs include design and engineering costs and test articles.

Inventories are summarized by platform and costs below:

	April 3, 2014
	Product Inventory
	Inventory	Non- Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision(1) (2)	Total Inventory, net April 3, 2014
B747(3)	$92.1	$0.1	$3.4	$(1.6)	$(32.3)	$61.7
B787	246.9	14.4	143.5	580.6	(605.1)	380.3
Boeing - All other platforms(4)	406.1	1.1	7.0	(17.8)	(18.3)	378.1
A350	189.6	53.0	76.0	445.0	(120.9)	642.7
Airbus - All other platforms	81.2	—	—	17.4	—	98.6
G280(5)	46.6	—	4.7	257.0	(308.3)	—
G650	64.2	—	186.9	402.7	(450.8)	203.0
Rolls-Royce(6)	19.7	—	41.7	72.3	(133.7)	—
Sikorsky	0.5	7.2	—	—	—	7.7
Bombardier C-Series	7.2	—	—	1.6	—	8.8
Aftermarket	43.4	—	—	—	—	43.4
Other platforms(7)	43.5	1.1	—	—	—	44.6
Total	$1,241.0	$76.9	$463.2	$1,757.2	$(1,669.4)	$1,868.9

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

	December 31, 2013
	Product Inventory
	Inventory	Non- Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision(1) (2)	Total Inventory, net December 31, 2013
B747(3)	$96.4	$0.1	$4.4	$1.0	$(37.2)	$64.7
B787	263.9	14.7	158.2	597.3	(606.0)	428.1
Boeing - All other platforms(4)	421.4	11.5	7.0	(21.7)	(18.6)	399.6
A350	166.7	42.5	76.5	388.8	(120.8)	553.7
Airbus - All other platforms	83.2	—	—	18.8	—	102.0
G280(5)	46.9	—	4.9	233.7	(285.5)	—
G650	59.2	—	192.7	373.3	(450.8)	174.4
Rolls-Royce(6)	15.8	—	42.5	69.3	(127.6)	—
Sikorsky	—	5.4	—	—	—	5.4
Bombardier C-Series	9.1	—	—	0.7	—	9.8
Aftermarket	37.0	—	—	—	—	37.0
Other platforms(7)	67.1	0.8	—	—	—	67.9
Total	$1,266.7	$75.0	$486.2	$1,661.2	$(1,646.5)	$1,842.6

(1)         Forward loss charges taken since January 1, 2012 on blocks that have not closed.

(2)         Forward loss charges taken through December 31, 2011 were reflected within capitalized pre-production and inventory for the respective programs and are therefore not reflected as part of the Forward Loss Provision figure presented.  The cumulative forward loss charges, net of contract liabilities, reflected within capitalized pre-production and inventory were $3.0, $177.6 and $29.0 for the A350 XWB, G280 and Sikorsky programs, respectively.

(3)         Forward loss provision of $41.1 recorded on the fuselage portion of the B747 program in 2013 exceeded the total inventory balance.  The excess of charge over program inventory is classified as a contract liability and reported in other current liabilities.  The total contract liability was $8.8 and $3.9 as of April 3, 2014 and December 31, 2013, respectively.

(4)         Forward loss provision of $11.6 recorded in 2013 on the B767 program, of which $7.5 related to propulsion which exceeded the inventory balance for the propulsion portion of the program.  The excess of charge over program inventory is classified as a contract liability and reported in other current liabilities.    The total contract liability was $6.1 and $5.8 as of April 3, 2014 and December 31, 2013, respectively.

(5)         Forward loss provision of $240.9 recorded in 2013 exceeded the total inventory balance.  The excess of charge over program inventory is classified as a contract liability and reported in other current liabilities.  The total contract liability was $51.7 and $74.2 as of April 3, 2014 and December 31, 2013, respectively.

(6)         Forward loss provision of $151.0 recorded in 2012 exceeded the total inventory balance.  In 2013, a forward loss provision of $21.7 and a forward loss reduction of $8.4 were recorded.  The excess of the charge over program inventory is classified as a contract liability and reported in other current liabilities.  The total contract liability was $30.6 and $36.7 as of April 3, 2014 and December 31, 2013, respectively.

(7)         Includes over-applied and under-applied overhead.

The following is a roll forward of the capitalized pre-production costs included in the inventory balance at April 3, 2014:

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Balance, December 31, 2013	$486.2
Charges to costs and expenses	(23.2)
Capitalized costs	0.2
Balance, April 3, 2014	$463.2

The following is a roll forward of the deferred production costs included in the inventory balance at April 3, 2014:

Balance, December 31, 2013	$1,661.2
Charges to costs and expenses	(89.9)
Capitalized costs	185.5
Exchange rate	0.4
Balance, April 3, 2014	$1,757.2

Significant amortization of capitalized pre-production and deferred production inventory will occur over the following contract blocks:

Model	Contract Block Quantity	Orders(1)
B787	500	899
A350 XWB	400	812
G280	250	98
G650	350	159
Rolls-Royce	350	136

(1)         Orders are from the published firm-order backlogs of Airbus and Boeing.  For all other programs, orders represent purchase orders received from OEMs and are not reflective of OEM sales backlog.  Orders reported are total block orders, including delivered units.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Current block deliveries are as follows:

Model	Current Block Deliveries
B787	195
A350 XWB	13
Business/Regional Jets	251

Contract block quantities are projected to fully absorb the balance of deferred production inventory.  Capitalized pre-production and deferred production inventories are at risk to the extent that the Company does not achieve the orders in the forecasted blocks or if future actual costs exceed current projected estimates, as those categories of inventory are recoverable over future deliveries.  In the case of capitalized pre-production this may be over multiple blocks.  Should orders not materialize in future periods to fulfill the block, potential forward loss charges may be necessary to the extent the final delivered quantity does not absorb deferred inventory costs.

7.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	April 3, 2014	December 31, 2013
Land	$17.9	$17.9
Buildings (including improvements)	568.5	566.0
Machinery and equipment	1,113.3	1,084.0
Tooling	807.2	801.6
Capitalized software	199.2	172.2
Construction-in-progress	105.1	130.2
Total	2,811.2	2,771.9
Less: accumulated depreciation	(1,010.4)	(968.6)
Property, plant and equipment, net	$1,800.8	$1,803.3

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $1.0 and $1.0 for the three months ended April 3, 2014 and March 28, 2013 respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs, excluding the impact of the severe weather event, of $23.9 and $22.2 for the three months ended April 3, 2014 and March 28, 2013, respectively.

The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal-use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal-use software.  Depreciation expense related to capitalized software was $4.0 and $5.0 for the three months ended April 3, 2014 and March 28, 2013, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with FASB authoritative guidance on accounting for the impairment or disposal of long-lived assets.  The Company evaluated the long-lived assets at our locations and determined no impairment was necessary.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

8.  Other Assets

Other assets are summarized as follows:

	April 3, 2014	December 31, 2013
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Customer relationships	28.7	28.7
Total intangible assets	36.9	36.9
Less: Accumulated amortization - patents	(1.3)	(1.3)
Accumulated amortization - favorable leasehold interest	(3.2)	(3.1)
Accumulated amortization - customer relationships	(28.7)	(27.8)
Intangible assets, net	3.7	4.7
Deferred financing
Deferred financing costs	99.7	80.5
Less: Accumulated amortization - deferred financing costs (1)	(72.0)	(56.3)
Deferred financing costs, net	27.7	24.2
Other
Goodwill - Europe	3.0	3.0
Equity in net assets of affiliates	1.6	1.4
Customer supply agreement (2)	37.0	37.6
Other	48.5	36.2
Total	$121.5	$107.1

(1)         Includes charges related to debt extinguishment.

(2)         Under an agreement with our customer Airbus, certain payments accounted for as consideration given by the Company to Airbus are being amortized as a reduction to net revenues.

The Company recognized $1.0 and $1.1 of amortization expense of intangibles for the three months ended April 3, 2014 and March 28, 2013, respectively.

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

As part of our ongoing participation in the B787-9 program, the Company received research and development milestone payments of $0.9 and $4.6 for the three months ended April 3, 2014 and March 28, 2013, respectively.  Revenue and cost associated with the performance of this research and development are included in program revenue and costs.  The Company expects to receive additional payments related to research and development on this program.

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

On April 8, 2014, the Company signed a MOA with Boeing which suspends advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014 which repayment will be made by offset against the purchase price for shipset 1,001 and beyond.

Deferred revenue/credits.  Deferred revenue/credits generally consist of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables. These payments are classified as deferred revenue/credits when received and recognized as revenue as the production units are delivered.

Advance payments and deferred revenue/credits are summarized by platform as follows:

	April 3, 2014	December 31, 2013
B737	$18.1	$18.7
B787	578.8	600.2
A350 XWB	241.3	243.9
Airbus — All other platforms	5.8	7.3
Gulfstream	25.2	22.0
Other	17.6	21.0
Total advance payments and deferred revenue/credits	$886.8	$913.1

11. Government Grants

The Company received grants in the form of government funding for a portion of the site construction and other specific capital asset costs at our Kinston, North Carolina and Subang, Malaysia sites.  Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income is being amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria.

Deferred grant income liability, net consists of the following:

Balance, December 31, 2013	$116.8
Grant liability amortized	(0.3)
Grant income recognized	(1.7)
Total asset value related to deferred grant income, April 3, 2014	$114.8

The asset related to the deferred grant income consists of the following:

Balance, December 31, 2013	$120.3
Amortization	(1.3)
Exchange rate	0.1
Total asset value related to deferred grant income, April 3, 2014	$119.1

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

	Fair Value Measurements
	April 3, 2014			At April 3, 2014 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$323.3	$323.3	$—	$323.3	$—	$—
Interest Rate Swaps	$(0.8)	$—	$(0.8)	$—	$(0.8)	$—
Marketable Securities	$0.3	$0.3	$—	$0.3	$—	$—

	Fair Value Measurements
	December 31, 2013			At December 31, 2013 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$293.3	$293.3	$—	$293.3	$—	$—
Interest Rate Swaps	$(1.4)	$—	$(1.4)	$—	$(1.4)	$—

The fair value of the interest rate swaps are determined by using mark-to-market reports generated for each derivative and evaluated for counterparty risk. In the case of the interest rate swaps, the Company evaluated its counterparty risk using credit default swaps, historical default rates and credit spreads.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

	April 3, 2014			December 31, 2013
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$538.5	$537.5	(1)	$538.2	$541.9	(1)
Senior unsecured notes due 2017	72.0	74.5	(1)	296.4	309.0	(1)
Senior unsecured notes due 2020	300.0	323.3	(1)	300.0	323.4	(1)
Senior unsecured notes due 2022	299.4	302.2	(1)	—	—	(1)
Malaysian loan	9.2	7.8	(2)	10.0	8.5	(2)
Total	$1,219.1	$1,245.3		$1,144.6	$1,182.8

(1)         Level 1 Fair Value hierarchy

(2)         Level 2 Fair Value hierarchy

See Note 14, Investments for fair value disclosure on government and corporate debt securities and marketable securities.

13.  Derivative and Hedging Activities

The Company enters into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt.  On the inception date, the Company designates a derivative contract as either a fair value or cash flow hedge in accordance with FASB guidance on accounting for derivatives and hedges and links the contract to either a specific asset or liability on the balance sheet, or to forecasted commitments or transactions.  The Company assesses, both at the hedges’ inception and on a quarterly basis, whether the derivative item is effective in offsetting changes in fair value or cash flows. Any gains or losses on hedges are included in earnings when the underlying transaction that was hedged occurs.

The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of April 3, 2014 and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

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

Interest Rate Swaps

The Company enters into floating-to-fixed interest rate swap agreements periodically. As of April 3, 2014, the Company had one outstanding interest rate swap agreement which had a notional amount of $225.0.

				Effective	Fair Value,
Notional Amount	Expires	Variable Rate	Fixed Rate (1)	Fixed Rate(2)	April 3, 2014
$225.0	July 2014	1 Month LIBOR	1.37%	N/A	$(0.8)

(1)         The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreement.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

(2)         As of April 3, 2014, the interest rate swap is no longer effective and therefore the effective fixed rate is not applicable.

The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date. The fair value of the interest rate swaps was a liability (unrealized loss) of $(0.8) at April 3, 2014 and $(1.4) at December 31, 2013.

The following table summarizes the Company’s fair value of outstanding derivatives at April 3, 2014 and December 31, 2013:

	Other Liability Derivatives
	April 3, 2014	December 31, 2013
Derivatives designated as hedging instruments
Interest rate swaps
Current	$0.8	$1.4
Total derivatives designated as hedging instruments	0.8	1.4
Total derivatives	$0.8	$1.4

The impact on earnings from interest rate swaps that are no longer effective was a loss of $(0.1) and $(1.1) for the three months ended April 3, 2014 and March 28, 2013, respectively.

14.  Investments

The Company’s investment securities consist of $3.5 in government and corporate debt securities and $0.3 of available-for-sale instruments. All of our available-for-sale securities are level 1 for purposes of fair value measurement. Unrealized gains and losses, net of tax, on available-for-sale securities are recorded in accumulated other comprehensive income (AOCI).

The amortized cost and approximate fair value of available-for-sale securities are as follows:

	April 3, 2014		December 31, 2013
	Current	Noncurrent	Current	Noncurrent
Marketable Securities
Cost	$0.3	$—	$—	$—
Unrealized gains	—	—	—	—
Unrealized losses	—	—	—	—
Fair Value	$0.3	$—	$—	$—

The amortized cost and approximate fair value of held-to-maturity securities are as follows:

	April 3, 2014		December 31, 2013
	Current	Noncurrent	Current	Noncurrent
Government and Corporate Debt Securities
Amortized cost	$0.6	$2.9	$0.5	$3.1
Unrealized gains	—	0.1	—	0.1
Unrealized losses	—	(0.1)	—	(0.1)
Fair value	$0.6	$2.9	$0.5	$3.1

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Maturities of held-to-maturity securities at April 3, 2014 are as follows:

	Amortized Cost	Approximate Fair Value
Within One Year	$0.6	$0.6
One to Five Years	1.0	1.0
Five to Ten Years	—	—
After Ten Years	1.9	1.9
Total	$3.5	$3.5

At April 3, 2014 and December 31, 2013, the fair value of certain held-to-maturity investments in debt and marketable securities are less than their historical cost. Total fair value of these investments was $1.3 and $1.8, respectively, for the periods then ended, which is approximately 38% and 51%, respectively, of the Company’s held-to-maturity investment portfolio.  These declines primarily resulted from decreases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.

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

15.  Debt

Total debt shown on the balance sheet is comprised of the following:

	April 3, 2014		December 31, 2013
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan	$5.5	$533.0	$5.5	$532.7
Senior notes due 2017	72.0	—	—	296.4
Senior notes due 2020	—	300.0	—	300.0
Senior notes due 2022	—	299.4	—	—
Malaysian term loan	3.0	6.2	3.0	7.0
Present value of capital lease obligations	1.0	14.0	1.1	14.2
Other	0.1	0.2	7.2	0.2
Total	$81.6	$1,152.8	$16.8	$1,150.5

Senior Secured Credit Facilities

On March 18, 2014, the Company entered into Amendment No. 3 to its senior secured Credit Agreement, dated as of April 18, 2012, as amended by Amendment No. 1, dated as of October 26, 2012 and Amendment No. 2, dated as of August 2, 2013 (the “Credit Agreement”). The amendment provides for a new $540.4 senior secured term loan B with a maturity date of September 15, 2020, which replaces the $540.4 term loan B that was scheduled to mature on April 18, 2019. The new term loan bears interest, at Spirit’s option, at LIBOR plus 2.50% with a LIBOR floor of 0.75% or base rate plus 1.50%.  The amendment also provides that (i) any failure to comply with the financial covenants will not constitute an event of default with respect to the new term loan, however the financial covenants continue to apply to the revolving credit facility under the Credit Agreement and the administrative agent or the requisite number of lenders (the “Requisite Revolving Lenders”) may accelerate the obligations under the revolving credit facility and (ii) the financial covenants may be amended or waived by the Requisite Revolving Lenders. Substantially all of Spirit’s assets, including inventory and property, plant and equipment, continue to be pledged as collateral for both the term loan, as replaced, and the revolving credit facility. As of April 3, 2014, the outstanding balance of the term loan was $539.0 and the

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

carrying amount of the term loan was $538.5. As a result of extinguishment of the old term loan, the Company recognized a loss on extinguishment of debt of $4.6 and incurred third party fees of $0.3. Of this total charge of $4.9 related to extinguishment of the old term loan, $3.3 is reflected within amortization of deferred financing fees and $1.6 is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the three months ended April 3, 2014.

Senior Notes

On September 30, 2009, the Company issued $300.0 aggregate of 7.50% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable, in cash in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.

On November 18, 2010, the Company issued $300.0 aggregate of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.  The carrying value of the 2020 Notes was $300.0 as of April 3, 2014.

On March 4, 2014, the Company commenced a cash tender offer to purchase any and all of the $300.0 outstanding principal amount of its 2017 Notes and a consent solicitation to amend the indenture governing the 2017 Notes (the “2017 Notes Indenture”) and eliminate substantially all of the restrictive covenants and certain default provisions applicable to the 2017 Notes (the “Tender Offer”). Holders of 2017 Notes who validly tendered their 2017 Notes prior to March 17, 2014 received, in whole dollars, total consideration of $1,041.25 per $1,000 principal amount, which included a consent payment of $30.00 per $1,000 principal amount. Tender and consent fees related to the early extinguishment of debt was $9.4, which is included within debt issuance cost on the Condensed Consolidated Statement of Cash Flows for the three months ended April 3, 2014.

As a result of the extinguishment of the 2017 Notes, the Company recognized a loss on extinguishment of bonds of $11.6 and incurred third party fees of $1.1. Of this total charge of $12.7 related to extinguishment of the 2017 Notes, $10.7 is reflected within amortization of deferred financing fees and $2.0 is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the three months ended April 3, 2014.

On March 17, 2014, Spirit entered into a supplemental indenture to effect the proposed amendment to the 2017 Notes Indenture, which became operative on March 18, 2014 when Spirit accepted for purchase $227.2 aggregate of the 2017 Notes that were tendered prior to March 17, 2014 for an aggregate purchase price of $244.4 inclusive of accrued and unpaid interest on the purchased 2017 Notes as of March 18, 2014. The supplemental indenture is binding on the 2017 Notes not purchased in the Tender Offer. The Tender Offer expired on March 31, 2014.

On March 18, 2014, in order to fund the Tender Offer or otherwise acquire, redeem or repurchase the 2017 Notes, the Company issued the $300.0 aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the “2022 Notes”) with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit’s obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.4 as of April 3, 2014.

The indenture governing the 2022 Notes (the “2022 Notes Indenture”) contains covenants that limit Spirit’s, the Company’s and certain of Spirit’s subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) incur additional debt, (ii) pay dividends, redeem stock or make other distributions, (iii) make other restricted payments and investments, (iv) create liens without granting equal and ratable liens to the holders of the 2022 Notes, (v) enter into sale and leaseback transactions, (vi) merge, consolidate or transfer or dispose of substantially all of their assets, and (vii) enter into certain types of transactions with affiliates. These covenants are subject to a number of qualifications and limitations. In addition, the 2022 Notes Indenture limits Spirit’s, the Company’s and the guarantor subsidiaries’ ability to engage in businesses other than businesses in which such companies are engaged on the date of issuance of the 2022 Notes and related businesses.

In addition, the 2022 Notes Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among other things: failure to make payments on the 2022 Notes when due, failure to comply with covenants under the 2022 Notes Indenture, failure to pay certain other indebtedness or acceleration of maturity of

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

certain other indebtedness, failure to satisfy or discharge certain final judgments and occurrence of certain bankruptcy events. If an event of default occurs, the trustee or holders of at least 25% of the aggregate principal amount of the then outstanding 2022 Notes may, among other things, declare the entire outstanding balance of principal of and interest on all outstanding Notes to be immediately due and payable. If an event of default involving certain bankruptcy events occurs, payment of principal of and interest on the 2022 Notes will be accelerated without the necessity of notice or any other action on the part of any person.

On April 1, 2014, Spirit notified the trustee for the 2017 Notes of its election to call for redemption on May 1, 2014 the $72.8 aggregate of 2017 Notes outstanding following the expiration of the Tender Offer and instructed the trustee to provide notice of such redemption to the holders of the 2017 Notes. The 2017 Notes will be redeemed at a redemption price equal to 103.75% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. Following the redemption, none of the 2017 Notes will remain outstanding. The carrying value of the 2017 Notes was $72.0 as of April 3, 2014.

Malaysian Facility Agreement

On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia (“RM”) 69.2 (approximately USD $20.0 equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM3.3 (approximately USD $1.0 equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum.  The Malaysia Facility loan balance as of April 3, 2014 was $9.2.

French Factory Capital Lease Agreement

On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace-related component assembly plant in Saint-Nazaire, France.  Lease payments under the capital lease agreement are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of April 3, 2014, the Saint-Nazaire capital lease balance was $10.5.

Nashville Design Center Capital Lease Agreement

On September 21, 2012, the Company entered into a capital lease agreement for $2.6 for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components.  Lease payments under the capital lease agreement are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months.  As of April 3, 2014, the Nashville Design Center capital lease balance was $2.4.

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended
Components of Net Periodic Pension Income	April 3, 2014	March 28, 2013
Service cost	$—	$1.9
Interest cost	12.9	11.7
Expected return on plan assets	(22.3)	(21.3)
Amortization of net loss	—	3.1
Net periodic pension income	$(9.4)	$(4.6)

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

	Other Benefits
	For the Three Months Ended
Components of Other Benefit Expense	April 3, 2014	March 28, 2013
Service cost	$0.7	$0.7
Interest cost	0.7	0.6
Net periodic other benefit expense	$1.4	$1.3

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $2.9 for the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2014.  Effective December 31, 2013, the BAE Aerostructures pension plan benefits were frozen due to an amendment which closed the plan.  Our projected contributions to the U.K. pension plan for 2014 are $1.3, of which $0.3 was contributed by the end of the first quarter of 2014.  The Company anticipates contributing the additional $1.0 to the U.K. pension plan during the remainder of 2014.  The entire amount contributed and the projected contributions can vary based on exchange rate fluctuations.

17.  Stock Compensation

Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.

For the three months ended April 3, 2014, Holdings recognized a net total of $3.7 of stock compensation expense, which is net of stock forfeitures, as compared to $3.7 of stock compensation expense, net of forfeitures, for the three months ended March 28, 2013.  The entire $3.7 of stock compensation expense recorded for the three months ended April 3, 2014 was recorded as selling, general and administrative expense in accordance with FASB authoritative guidance. That amount includes zero accelerated vesting expense for participants meeting the conditions for “Qualifying Retirement” under the Short-Term Incentive Plan or “STIP.” The entire $3.7 of stock compensation expense recorded for the three months ended March 28, 2013 was recorded as selling, general and administrative expense, which includes $0.4 accelerated vesting expense for participants meeting the conditions for “Qualifying Retirement” under the Short-Term Incentive Plan or “STIP.”

During the quarter ended April 3, 2014, 62,080 shares of Class A common stock awarded under the STIP with an aggregate grant date fair value of $1.0 vested. In the first quarter of 2014, the Company made the determination to pay its short-term incentive awards, which are based on the Company’s performance, fully in cash.

18. Income Taxes

The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax liability at April 3, 2014 and December 31, 2013 were $(16.0) and $(15.8), respectively. This increase is primarily due to changes in the value of North Carolina tax losses carried forward and capital allowances taken into taxable income in the United Kingdom (U.K.), netted with a reduction to the Malaysia deferred tax liability as a result of securing the tax holiday.

The Company files income tax returns in all jurisdictions in which it operates. The Company establishes reserves to provide for additional income taxes that may be due upon audit. These reserves are established based on management’s assessment as to the potential exposure attributable to permanent tax adjustments and associated interest.  All tax reserves are analyzed quarterly and adjustments made as events occur that warrant modification.

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

However, the Company has determined that a calculation of an annual effective tax rate would not represent a reliable estimate for its U.S. operations due to historical differences between forecasted and actual U.S. pre-tax earnings and the effect of the Company’s U.S. deferred tax valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. Under the discrete method, the Company determines tax expense based upon actual results as if the interim period were an annual period.  The discrete method was used for our U.S. pre-tax income and an annual effective rate was used for our international pre-tax income.

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

Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company’s prior earnings history including the forward losses previously recognized in the U.S., management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. deferred tax assets as of April 3, 2014. At each reporting date, management considers all available positive and negative evidence, both new and historical, that could impact the future realization of deferred tax assets. Management will consider a release of the valuation allowance once there is sufficient positive evidence that it is more likely than not that the deferred tax assets will be realized, or when it is clearly demonstrated that the underlying deferred tax asset has been realized due to positive taxable income in the period the temporary difference was reversed. Any release of the valuation allowance will be recorded as a tax benefit increasing net income or other comprehensive income.

The net valuation allowance was decreased by $31.5 for the three months ended April 3, 2014. The adjustment is related to the realization of certain deferred tax assets within the Company’s discrete method taxable income calculation for the period ending April 3, 2014 and recording an additional valuation allowance against certain state income tax credits.  To the extent that the Company generates positive taxable income and expects, with reasonable certainty, to continue to generate positive income the Company may release additional valuation allowance in future periods. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. The release of all or a portion of the valuation allowance will have a significant effect on our tax expense in the period it is released.

The Company will continue to operate under a tax holiday in Malaysia effective through September 2024. During the first quarter, the Company received formal approval of the tax holiday from the Malaysian tax authorities, with conditional renewals once every five years beginning in September 2014.  As a result of this approval, the Company released $12.2 of tax reserves and $0.7 of deferred tax liabilities into earnings during the quarter.

Our income tax expense for 2014 does not reflect any benefit of the U.S. Federal Research Tax Credit attributable to 2014 as the legislation has not been extended beyond December 2013. Should the legislation be extended during the year, the Company may record additional tax benefits for 2014 Research Tax Credit.

The 4.3% effective tax rate for the three months ended April 3, 2014 differs from the 30.5% effective tax rate for the same period in 2013 primarily due to the U.S. net deferred tax asset valuation allowance decrease and the Malaysia tax reserve release in 2014 and the inclusion of 2012 and 2013 U.S. Federal Research Tax Credit in 2013.

The Company is participating in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program for our 2013 tax year.  Additionally, we have been selected for the Compliance Maintenance phase of the CAP program for the 2014 tax year.  The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  HM Revenue & Customs is currently examining our 2009-2011 U.K. income tax returns.  The Directorate General of Public Finance is currently examining our 2011 and 2012 France income tax returns.  While a change could result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.

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

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	April 3, 2014			March 28, 2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$152.4	141.6	$1.08	$80.4	141.0	$0.57
Income allocated to participating securities	1.2	1.1		0.8	1.4
Net income	$153.6			$81.2

Diluted potential common shares		1.0			0.7
Diluted EPS
Net income	$153.6	143.7	$1.07	$81.2	143.1	$0.57

The balance of outstanding common shares presented in the condensed consolidated balance sheets was 144.7 million and 143.7 million at April 3, 2014 and March 28, 2013, respectively. Included in the outstanding common shares were 3.0 million and 2.6 million of issued but unvested shares at April 3, 2014 and March 28, 2013, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	For the Three Months Ended	For the Twelve Months Ended
	April 3, 2014	December 31, 2013
Pension	$(52.8)	$(52.7)
SERP/Retiree medical	3.1	3.1
Foreign currency impact on long term intercompany loan	(2.4)	(2.2)
Currency translation adjustment	(2.3)	(2.8)
Total accumulated other comprehensive (loss)	$(54.4)	$(54.6)

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Noncontrolling Interest

The balance of noncontrolling interest presented in the consolidated balance sheet was $0.5 and $1.8 at April 3, 2014 and March 28, 2013, respectively.  Noncontrolling interest reported in 2013 includes Spirit’s interest in a joint venture named Spirit-Progresstech LLC, Spirit sold its interest in that joint venture on December 19, 2013.

20.  Related Party Transactions

The Company paid $0.1 and less than $0.1 to a subsidiary of Onex for services rendered for the three month periods ended April 3, 2014 and March 28, 2013, respectively.  Management believes the amounts charged were reasonable in relation to the services provided.

A former director and executive of the Company is a member of the Board of Directors of Rockwell Collins, Inc., a supplier of manufacturing parts to the Company.  Under the commercial terms of the arrangement with the supplier, Spirit paid $0.1 and less than $0.1 for the three month periods ended April 3, 2014 and March 28, 2013, respectively.  The amounts owed to Rockwell Collins and recorded as accrued liabilities were less than $0.1 as of April 3, 2014 and March 28, 2013.

A former director and executive of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties.  Such fees are not material to the Company.

21.  Commitments, Contingencies and Guarantees

Litigation

From time to time the Company is subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, the Company had an accrual of less than $1.0 related to the following litigation matters as of April 3, 2014 and December 31, 2013. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations and cash flows in a particular quarter or fiscal year.

From time to time, in the ordinary course of business and similar to others in the industry, we receive requests for information from government agencies in connection with their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. We review such requests and notices and take appropriate action. We have been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future. Additionally, we are subject to federal and state requirements for protection of the environment, including those for disposal of hazardous waste and remediation of contaminated sites. As a result, we are required to participate in certain government investigations regarding environmental remediation actions.

In December 2005, a federal grand jury sitting in Topeka, Kansas issued subpoenas regarding the vapor degreasing equipment at our Wichita, Kansas facility. The government’s investigation appeared to focus on whether the degreasers were operating within permit parameters and whether chemical wastes from the degreasers were disposed of properly. The subpoenas covered a time period both before and after our purchase of the Wichita, Kansas facility. Subpoenas were issued to Boeing, Spirit and individuals who were employed by Boeing prior to the Boeing Acquisition, but are now employed by us. The Company responded to the subpoena and provided additional information to the government as requested. On March 25, 2008, the U.S. Attorney’s Office informed the Company that it was closing its criminal file on the investigation. The Company understands that a civil investigation into this matter may be ongoing but the Company has not been contacted about this matter since the closing of the criminal investigation. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

On June 3, 2013, a putative class action lawsuit was commenced against the Company, Jeffrey L. Turner, and Philip D. Anderson in the U.S. District Court for the District of Kansas.  The court-appointed lead plaintiffs - two pension funds that claim to represent a class of investors in the Company’s stock - filed an amended complaint on April 7, 2014, naming as additional defendants Vice President of the B787 Program Terry J. George and former Senior Vice President of Oklahoma Operations Alexander K.  Kummant.  The amended complaint alleges that defendants engaged in a scheme to artificially inflate the market price of the Company’s stock by making false statements and omissions about certain programs’ performance and costs.  It contends that the alleged scheme was revealed by the Company’s accrual of $590.0 in forward loss charges on October 25, 2012.  The lead plaintiffs seek certification of a class of all persons other than defendants who purchased Holdings securities between May 5, 2011 and October 24, 2012, and seek an unspecified amount of damages on behalf of the putative class. The Company intends to vigorously defend against these allegations, and management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations, or liquidity.

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

SEC Matters

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

Guarantees

Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company.  As of both April 3, 2014 and December 31, 2013, outstanding letters of credit were $19.9. Outstanding guarantees were $23.9 and $24.8 at April 3, 2014 and December 31, 2013, respectively.

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

The following is a roll forward of the service warranty and extraordinary rework balance at April 3, 2014:

Balance, December 31, 2013	$68.7
Charges to costs and expenses	11.1
Balance, April 3, 2014	$79.8

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

22.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended
	April 3, 2014	March 28, 2013
KDFA bond	$1.0	$0.9
Rental and miscellaneous income	—	0.1
Foreign currency gains (loss)	0.2	(10.9)
Total	$1.2	$(9.9)

Foreign currency gains (loss) are due to the impact of movement in foreign currency exchange rates on trade and intercompany receivables/payables and other long-term contractual rights/obligations denominated in a currency other than the entity’s functional currency.

23.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers.  Approximately 94% of the Company’s net revenues for the three months ended April 3, 2014 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, impact of severe weather event, research and development and unallocated cost of sales.

Corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to our operating segments and are not allocated in measuring the operating segments’ profitability and performance and net profit margins.  Corporate selling, general and administrative expenses also includes the  remaining incremental costs associated with property repairs, clean up and recovery costs related to the severe weather event at the Company’s Wichita facility. Research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment.  Unallocated cost of sales includes general costs not directly attributable to segment operations, such as warranty, early retirement, and other incentives.  All of these items are not specifically related to our operating segments and are not utilized in measuring the operating segments’ profitability and performance.

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

The Company’s segments are consistent with the organization and responsibilities of management reporting to the chief operating decision-maker for the purpose of assessing performance. The Company’s definition of segment operating income differs from net profit margin as presented in its primary financial statements and a reconciliation of the segment and consolidated results is provided in the table set forth below.

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

The following table shows segment revenues and operating income for the three months ended April 3, 2014 and March 28, 2013:

	Three Months Ended
	April 3, 2014	March 28, 2013
Segment Revenues
Fuselage Systems	$858.3	$717.9
Propulsion Systems	450.2	375.3
Wing Systems	414.2	343.3
All Other	5.8	5.7
	$1,728.5	$1,442.2
Segment Operating Income
Fuselage Systems (1)	$142.0	$126.4
Propulsion Systems (2)	80.2	68.4
Wing Systems (3)	50.0	20.5
All Other	0.1	1.6
	272.3	216.9
Corporate SG&A (4)	(60.5)	(44.3)
Impact from severe weather event	—	(8.8)
Research and development (5)	(6.3)	(7.5)
Unallocated cost of sales (6)	(11.1)	(11.8)
Total operating income	$194.4	$144.5

(1)         For 2014, net of $0.9 forward loss charge recorded on the Bell V280 helicopter program.  Also includes favorable cumulative catch-up adjustments of $9.0 and $11.0 for the three months ended April 3, 2014 and March 28, 2013, respectively.

(2)         Includes favorable cumulative catch-up adjustments of $4.8 and $9.7 for the three months ended April 3, 2014 and March 28, 2013, respectively.

(3)         For 2014, net of $0.3 forward loss charge recorded on the G280 wing program.  For 2013, net of $15.3 forward loss charge recorded for the B787 wing program.  Also includes favorable cumulative catch-up adjustments of $2.8 for the three months ended April 3, 2014 and unfavorable cumulative catch-up adjustments of $0.4 for the three months ended March 28, 2013.

(4)         For 2013, corporate SG&A of $2.3, $1.2 and $1.2 was reclassified from segment operating income for the Fuselage, Propulsion and Wing Systems, respectively, to conform to current year presentation.

(5)         For 2013, research and development of $2.7, $1.9 and $1.1 was reclassified from segment operating income Fuselage, Propulsion and Wing Systems, respectively, to conform to current year presentation.

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

(6)         Includes $11.1 of warranty reserve for 2014.  For 2013, includes $10.0 of warranty reserve and $1.8 related to early retirement incentives.

24.  Condensed Consolidating Financial Information

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

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Three Months Ended April 3, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,613.6	$87.0	$205.8	$(177.9)	$1,728.5
Operating costs and expenses
Cost of sales	—	1,377.8	84.9	182.5	(177.9)	1,467.3
Selling, general and administrative	1.5	53.9	0.6	4.5	—	60.5
Research and development	—	5.7	—	0.6	—	6.3
Total operating costs and expenses	1.5	1,437.4	85.5	187.6	(177.9)	1,534.1
Operating (loss) income	(1.5)	176.2	1.5	18.2	—	194.4
Interest expense and financing fee amortization	—	(35.2)	—	(2.8)	2.6	(35.4)
Interest income	—	2.6	—	0.1	(2.6)	0.1
Other income, net	—	0.9	—	0.3	—	1.2
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(1.5)	144.5	1.5	15.8	—	160.3
Income tax benefit (provision) benefit	(0.1)	(16.6)	(0.5)	10.3	—	(6.9)
(Loss) income before equity in net (loss) income of affiliates and subsidiaries	(1.6)	127.9	1.0	26.1	—	153.4
Equity in net (loss) income of affiliates	0.2	—	—	0.2	(0.2)	0.2
Equity in net (loss) income of subsidiaries	155.0	27.0	—	—	(182.0)	—
Net (loss) income	153.6	154.9	1.0	26.3	(182.2)	153.6
Other comprehensive (loss) income	0.2	—	—	0.2	(0.2)	0.2
Comprehensive (loss) income	$153.8	$154.9	$1.0	$26.5	$(182.4)	$153.8

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 28, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,312.1	$48.5	$165.7	$(84.1)	$1,442.2
Operating costs and expenses
Cost of sales	—	1,125.8	45.2	150.2	(84.1)	1,237.1
Selling, general and administrative	1.0	37.5	0.9	4.9	—	44.3
Impact from severe weather event	—	8.8	—	—	—	8.8
Research and development	—	7.0	—	0.5	—	7.5
Total operating costs and expenses	1.0	1,179.1	46.1	155.6	(84.1)	1,297.7
Operating (loss) income	(1.0)	133.0	2.4	10.1	—	144.5
Interest expense and financing fee amortization	—	(17.4)	—	(2.6)	2.4	(17.6)
Interest income	—	2.5	—	—	(2.4)	0.1
Other income (expense), net	—	0.8	0.1	(10.8)	—	(9.9)
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(1.0)	118.9	2.5	(3.3)	—	117.1
Income tax benefit (provision)	—	(35.1)	(1.0)	0.4	—	(35.7)
(Loss) income before equity in net (loss) income of affiliates and subsidiaries	(1.0)	83.8	1.5	(2.9)	—	81.4
Equity in net (loss) income of affiliates	(0.2)	—	—	(0.2)	0.2	(0.2)
Equity in net (loss) income of subsidiaries	82.4	(1.4)	—	—	(81.0)	—
Net (loss) income	81.2	82.4	1.5	(3.1)	(80.8)	81.2
Other comprehensive (loss) income	(13.5)	0.2	—	(13.7)	13.5	(13.5)
Comprehensive (loss) income	$67.7	$82.6	$1.5	$(16.8)	$(67.3)	$67.7

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

 Condensed Consolidating Balance Sheet

April 3, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$355.8	$—	$26.3	$—	$382.1
Short-term investments	—	0.3	—	—	—	0.3
Restricted cash	—	72.8	—	—	—	72.8
Accounts receivable, net	—	860.4	25.1	227.9	(366.9)	746.5
Inventory, net	—	1,321.4	229.8	317.7	—	1,868.9
Deferred tax asset - current	—	23.2	—	1.0	—	24.2
Other current assets	—	20.4	—	2.2	—	22.6
Total current assets	—	2,654.3	254.9	575.1	(366.9)	3,117.4
Property, plant and equipment, net	—	1,306.8	306.5	187.5	—	1,800.8
Pension assets	—	240.0	—	22.3	—	262.3
Investment in subsidiary	1,029.7	281.4	—	—	(1,311.1)	—
Equity in net assets of subsidiaries	608.4	148.1	—	—	(756.5)	—
Other assets	—	431.4	80.0	22.6	(412.5)	121.5
Total assets	$1,638.1	$5,062.0	$641.4	$807.5	$(2,847.0)	$5,302.0
Current liabilities
Accounts payable	$—	$681.5	$256.7	$186.8	$(366.9)	$758.1
Accrued expenses	—	226.4	0.8	26.4	—	253.6
Profit sharing	—	15.4	—	1.3	—	16.7
Current portion of long-term debt	—	77.7	—	3.9	—	81.6
Advance payments, short-term	—	54.8	—	—	—	54.8
Deferred revenue, short-term	—	22.7	—	2.3	—	25.0
Deferred grant income liability - current	—	—	7.7	1.2	—	8.9
Other current liabilities	—	123.9	—	5.1	—	129.0
Total current liabilities	—	1,202.4	265.2	227.0	(366.9)	1,327.7
Long-term debt	—	1,134.6	80.0	270.7	(332.5)	1,152.8
Advance payments, long-term	—	777.0	—	—	—	777.0
Pension/OPEB obligation	—	71.2	—	—	—	71.2
Deferred grant income liability - non-current	—	—	73.6	32.3	—	105.9
Deferred revenue and other deferred credits	—	22.2	—	7.8	—	30.0
Other liabilities	—	255.1	—	24.2	(80.0)	199.3
Total equity	1,638.1	1,599.5	222.6	245.5	(2,067.6)	1,638.1
Total liabilities and shareholders’ equity	$1,638.1	$5,062.0	$641.4	$807.5	$(2,847.0)	$5,302.0

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet

December 31, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$359.2	$—	$61.5	$—	$420.7
Accounts receivable, net	—	643.3	15.3	214.5	(322.3)	550.8
Inventory, net	—	1,340.2	208.7	293.7	—	1,842.6
Deferred tax asset - current	—	25.2	—	1.7	—	26.9
Other current assets	—	100.7	—	2.5	—	103.2
Total current assets	—	2,468.6	224.0	573.9	(322.3)	2,944.2
Property, plant and equipment, net	—	1,308.0	305.3	190.0	—	1,803.3
Pension assets	—	231.1	—	21.5	—	252.6
Investment in subsidiary	1,026.3	281.5	—	—	(1,307.8)	—
Equity in net assets of subsidiaries	454.7	119.4	—	—	(574.1)	—
Other assets	—	422.4	80.0	24.2	(419.5)	107.1
Total assets	$1,481.0	$4,831.0	$609.3	$809.6	$(2,623.7)	$5,107.2
Current liabilities
Accounts payable	$—	$666.5	$224.2	$185.2	$(322.2)	$753.7
Accrued expenses	—	189.9	0.5	30.2	—	220.6
Profit sharing	—	35.7	—	2.7	—	38.4
Current portion of long-term debt	—	12.9	—	3.9	—	16.8
Advance payments, short-term	—	133.5	—	—	—	133.5
Deferred revenue, short-term	—	15.7	—	4.1	—	19.8
Deferred grant income liability - current	—	—	7.3	1.3	—	8.6
Other current liabilities	—	137.1	—	7.1	—	144.2
Total current liabilities	—	1,191.3	232.0	234.5	(322.2)	1,335.6
Long-term debt	—	1,131.4	80.0	278.6	(339.5)	1,150.5
Advance payments, long-term	—	728.9	—	—	—	728.9
Pension/OPEB obligation	—	69.8	—	—	—	69.8
Deferred grant income liability - non-current	—	—	75.6	32.6	—	108.2
Deferred revenue and other deferred credits	—	22.7	—	8.2	—	30.9
Other liabilities	—	245.6	—	36.7	(80.0)	202.3
Total equity	1,481.0	1,441.3	221.7	219.0	(1,882.0)	1,481.0
Total liabilities and shareholders’ equity	$1,481.0	$4,831.0	$609.3	$809.6	$(2,623.7)	$5,107.2

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended April 3, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$153.6	$59.6	$9.2	$(23.8)	$(153.6)	$45.0
Investing activities
Purchase of property, plant and equipment	—	(42.8)	(9.2)	(1.0)	—	(53.0)
Proceeds from sale of assets	—	0.1	—	—	—	0.1
Equity in net assets of subsidiaries	(153.6)	—	—	—	153.6	—
Net cash provided by (used in) investing activities	(153.6)	(42.7)	(9.2)	(1.0)	153.6	(52.9)
Financing activities
Proceeds from issuance of bonds	—	300.0	—	—	—	300.0
Principal payments of debt	—	(8.6)	—	(0.9)	—	(9.5)
Collection on (repayment of) intercompany debt	—	7.0	—	(7.0)	—	—
Payments on bonds	—	(227.2)	—	—	—	(227.2)
Excess tax benefits from share-based payment arrangements	—	0.5	—	—	—	0.5
Debt issuance and financing costs	—	(19.2)	—	—	—	(19.2)
Change in restricted cash	—	(72.8)	—	—	—	(72.8)
Net cash (used in) financing activities	—	(20.3)	—	(7.9)	—	(28.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.5)	—	(2.5)
Net (decrease) in cash and cash equivalents for the period	—	(3.4)	—	(35.2)	—	(38.6)
Cash and cash equivalents, beginning of period	—	359.2	—	61.5	—	420.7
Cash and cash equivalents, end of period	$—	$355.8	$—	$26.3	$—	$382.1

Spirit AeroSystems Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements (unaudited)

($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 28, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$81.2	$(42.1)	$2.5	$(5.8)	$(81.2)	$(45.4)
Investing activities
Purchase of property, plant and equipment	—	(68.0)	(2.5)	(3.9)	—	(74.4)
Purchase of property, plant and equipment - severe weather event	—	(5.8)	—	—	—	(5.8)
Proceeds from the sale of assets	—	0.1	—	—	—	0.1
Consolidation of variable interest entity	—	—	—	2.1	—	2.1
Equity in net assets of subsidiaries	(81.2)	—	—	—	81.2	—
Other	—	3.4	—	(3.4)	—	—
Net cash provided by (used in) investing activities	(81.2)	(70.3)	(2.5)	(5.2)	81.2	(78.0)
Financing activities
Principal payments of debt	—	(1.7)	—	(0.9)	—	(2.6)
Net cash provided by (used in) financing activities	—	(1.7)	—	(0.9)	—	(2.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.6)	—	(1.6)
Net (decrease) in cash and cash equivalents for the period	—	(114.1)	—	(13.5)	—	(127.6)
Cash and cash equivalents, beginning of period	—	369.1	—	71.6	—	440.7
Cash and cash equivalents, end of period	$—	$255.0	$—	$58.1	$—	$313.1

25.  Subsequent Events

On April 1, 2014, Spirit notified the trustee for the 2017 Notes of its election to call for redemption on May 1, 2014 the $72.8 aggregate of 2017 Notes outstanding following the expiration of the Tender Offer and instructed the trustee to provide notice of such redemption to the holders of the 2017 Notes.

On April 8, 2014, Spirit entered into a Memorandum of Agreement (“MOA”) with Boeing amending Spirit’s long-term supply agreement with Boeing covering products for Boeing’s B737, B747, B767 and B777 commercial aircraft programs (the “Supply Agreement”). The MOA establishes pricing terms for recurring products under the Supply Agreement for the period commencing on April 1, 2014 and ending on December 31, 2015.  The new pricing terms will not be applied to the period prior to April 1, 2014.  The MOA includes implementation of a production rate up to 47 airplanes per month on the B737 program and suspension of twelve months of B787 advance repayments, which will be applied beginning at line unit 1,001.

On May 1, 2014, Spirit called the remaining $72.8 of the 2017 Notes outstanding.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following section may include “forward-looking statements.”  Forward-looking statements generally can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” “will,”  and other similar words or phrases, or the negative thereof, unless the context requires otherwise.  These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (our “2013 Form 10-K”), filed with the SEC on February 19, 2014. See also “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Recent Events

Mark J. Suchinski, the Vice President, Treasurer and Financial Planning of the Company and Spirit was appointed as Vice President and Corporate Controller of the Company and Spirit, effective February 23, 2014.

On March 6, 2014, Jeffrey L. Turner, a director of Spirit AeroSystems Holdings, Inc. informed the Company that he decided not to run for re-election to the Company’s board of directors at its 2014 annual meeting of stockholders.

On March 4, 2014, Spirit commenced a cash tender offer to purchase any and all of the $300.0 million outstanding principal amount of its 2017 Notes and a consent solicitation to amend the indenture governing the 2017 Notes.

On March 18, 2014, Spirit purchased $227.2 million of the 2017 Notes pursuant to the tender offer.

On March 18, 2014, Spirit completed an offering of $300.0 million aggregate principal amount of its 5.25% Senior Notes due 2022. The Company also entered into Amendment No. 3 to its the senior secured Credit Agreement to provide for a new $540.4 million senior secured term loan B with a maturity of September 15, 2020.

On April 1, 2014, Spirit notified the trustee for its 2017 Notes of its election to call for redemption on May 1, 2014 all of the aggregate of the 2017 Notes outstanding following the expiration of the tender offer and instructed the trustee to provided notice of such redemption of the holders of the 2017 Notes.

On April 8, 2014, Spirit entered into a Memorandum of Agreement (“MOA”) with Boeing amending Spirit’s long-term supply agreement with Boeing covering products for Boeing’s B737, B747, B767 and B777 commercial aircraft programs (the “Supply Agreement”). The MOA establishes pricing terms for recurring products under the Supply Agreement for the period commencing on April 1, 2014 and ending on December 31, 2015.  The new pricing terms will not be applied to the period prior to April 1, 2014.  The MOA includes implementation of a production rate up to 47 airplanes per month on the B737 program and suspension of twelve months of B787 advance repayments, which will be applied beginning at line unit 1,001.

On May 1, 2014, Spirit called the remaining $72.8 million of 2017 Notes outstanding.

Overview

We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the three months ended April 3, 2014, we generated net revenues of $1,728.5 million and net income of $153.6 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and

(3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas.  The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program.  The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas.  The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 26%, 24% and less than 1%, respectively, of our net revenues for the three months ended April 3, 2014.

Management’s Focus

The Company’s focus is on ensuring that our strategy and our operational and cost performance are world class. We have undertaken specific actions recently that highlight that commitment. In 2013, we conducted a series of comprehensive strategic and financial reviews of our development programs at our Tulsa, Wichita, Kinston and St. Nazaire sites which resulted in the commencement of a process to sell our Oklahoma facilities, which we announced in 2013.  Certain of our maturing programs, including the Gulfstream G280 and G650 wing and the B787 wing programs, are produced at these facilities. We may ultimately decide to sell only a portion of, or certain programs produced at, our Oklahoma facilities, to sell separate portions and/or programs to different buyers, or to retain the facilities in their entirety. This decision aligns with our strategy to focus on the commercial aerospace and defense segments of the marketplace.  We are also committed to reducing internal cost and improving operational efficiency through centralization of functions as demonstrated by the reduction in workforce activities completed in 2013.  Additionally, we continue to align the business around our customers and programs with strong emphasis on markets, business management, program management, production and supply chain. We also added new executive talent and reassigned existing executive talent in an effort to strengthen performance in certain areas of our business. We anticipate taking additional actions in the near-term as we continue to focus on positioning the Company for future success.

New and Maturing Programs

We are currently performing work on several new and maturing programs, which are in various stages of development. These programs carry risks associated with design responsibility, development of production tooling, production inefficiencies during the initial phases of production, hiring and training of qualified personnel, increased capital and funding commitments, supplier performance, delivery schedules and unique contractual requirements.  Our success depends on our ability to achieve performance obligations on new or maturing programs to our customer’s satisfaction and manufacture products at our estimated cost.

A350 XWB

We continue to support the development of the A350 XWB program through a fuselage contract and a wing contract, both of which are segmented into a non-recurring design engineering phase and a recurring production phase. We continue to record margins for the A350 XWB fuselage recurring and A350 XWB wing recurring programs at break-even to reflect an increase in identified risk profile of these programs.

We also continue to support the development of the work scope for the design and tooling related to the -1000 derivative of the A350 XWB fuselage and wing contracts.  Estimates for the non-recurring design engineering phase of the -1000 derivative fuselage have resulted in previously recorded forward losses on this program.  There is a risk of additional forward loss if we do not successfully execute the design and engineering change process as projected.

Our A350 XWB fuselage recurring program has experienced various production inefficiencies which have resulted in previously recorded forward losses, mostly driven by early development discovery and engineering change to the aircraft design, as well as higher test and transportation costs. Airbus is assisting us as we work through these issues and has provided additional resources to work alongside our personnel. There continues to be risk of additional forward loss associated with the fuselage recurring contract as we work through production issues.

Although we continue to project the wing recurring production contract to be break-even, there is still a substantial amount of risk similar to what we have experienced on other development programs. Particularly, our ability to successfully negotiate favorable terms with our suppliers, manage supplier performance, execute cost reduction strategies, hire and retain skilled production and management personnel, execute quality and manufacturing processes, manage program schedule delays and adjust to higher rate schedules, among other risks, will determine the ultimate performance of this program or these contracts.

B787 Program

As we move into a higher production rate on this program, our performance at the current contracted price depends on our continued ability to achieve cost reductions in manufacturing and support labor as well as supply chain.  Continuous improvement in our cost structure has been ongoing since the beginning of the program as design engineering for both the B787-8 and B787-9 derivatives was finalized and manufacturing plans were solidified. Near-term cost improvement efforts will focus on efficiency gains within our manufacturing process and execution of sourcing strategies.

We have not yet established pricing for the B787-9, B787-10 or any future derivatives. Our supply agreement for the B787 program (the “B787 Supply Agreement”) provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties. The parties have engaged in discussions concerning how to determine initial B787-9 and B787-10 pricing, and have not yet reached agreement. Our ability to successfully negotiate fair and equitable prices for these models as well as overall B787 delivery volumes and our ability to achieve forecasted cost improvements on all B787 models are key factors in achieving the projected financial performance for this program.

G280 and G650 Programs

The Gulfstream G650 and G280 programs face near-term risks that include our ability to execute our contractual work statement, achieve supply chain cost reductions, and successfully perform to manufacturing plans and delivery schedules. Business jet market fluctuations caused by changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market, also present risk to these programs. The G650 program has significant near-term risk as we work with our customer to resolve certain commercial issues related to Gulfstream’s contention that delivered units failed to meet schedule and weight requirements.

Supply Chain Cost Reductions - G280 and G650

Our cost estimates at completion for the Gulfstream G280 and G650 programs include significant cost reductions primarily related to sourcing opportunities projected to be realized between 2014 and 2018.  These sourcing opportunities and related savings amounts are based on the experience of the supply chain team and operational management. We continue to work with our suppliers to negotiate favorable contract pricing.  Our ability to achieve forecasted cost improvements will depend upon our success in negotiating supplier price reductions.

Labor Estimates - Tulsa Facility

The labor cost forecasts within the contract estimates for the G280, G650 and B787 are based on certain assumptions, including the level of disruption expected in the future. In our contract estimates, we assume that certain disruptions to the manufacturing line caused by (i) supplier quality issues and late deliveries, (ii) customer inspections occurring in our facilities and (iii) our own manufacturing quality issues would be resolved by the middle of 2014. Changes in these conditions could result in additional forward losses.

Contractual Items - G650

As we worked with Gulfstream to meet its production demand, we negotiated a temporary transfer of a portion of our work scope to Gulfstream for completion. We continue to experience production challenges which have affected our ability to meet scheduled deliveries.  As a result, we changed our assumptions to extend the duration of the work transfer and updated our estimates regarding this temporarily transferred work scope which is accounted for as a reduction in forecasted revenue. As described in more detail in Note 21, “Commitments, Contingencies and Guarantees,” we instituted a demand for arbitration against Gulfstream to resolve certain contractual disputes primarily related to engineering changes made by Gulfstream and the impact of those changes to weight and delivery schedules as well as for incomplete payments to Spirit. We continually assess these contractual items and adjust our estimates as appropriate each quarter. Changes in these particular estimates could result in additional forward losses recognized on the G650 program.

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

Additionally, we face risks related to the potential divestiture of our Oklahoma facilities, of which we may ultimately decide to sell separate portions and/or programs to different buyers, or retain the facilities in their entirety. We have a concentration of maturing programs, including the G650, G280 and B787 wing programs, at these facilities and a divestiture of these facilities may have a material financial impact in the period in which a divestiture of all or any portion of the facilities becomes probable.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended April 3, 2014	Three Months Ended March 28, 2013	Percentage Change to Prior Year
	($ in millions)
Net revenues	$1,728.5	$1,442.2	20%
Operating costs and expenses
Cost of sales	1,467.3	1,237.1	19%
Selling, general and administrative	60.5	44.3	37%
Impact from severe weather event	—	8.8	(100)%
Research and development	6.3	7.5	(16)%
Operating income	194.4	144.5	35%
Interest expense and financing fee amortization	(35.4)	(17.6)	101%
Interest income	0.1	0.1	—%
Other income (expense), net	1.2	(9.9)	112%
Income before income taxes and equity in net income (loss) of affiliate	160.3	117.1	37%
Income tax provision	(6.9)	(35.7)	(81)%
Income before equity in net income (loss) of affiliate	153.4	81.4	88%
Equity in net income (loss) of affiliate	0.2	(0.2)	200%
Net income	$153.6	$81.2	89%

Comparative shipset deliveries by model are as follows:

Model	Three Months Ended April 3, 2014	Three Months Ended March 28, 2013
B737	125	106
B747	5	6
B767	3	6
B777	26	24
B787	31	17
Total Boeing	190	159
A320 Family	128	129
A330/340	30	27
A350	2	2
A380	7	7
Total Airbus	167	165
Business/Regional Jets	35	20
Total	392	344

For purposes of measuring production or shipset deliveries for Boeing aircraft in a given period, the term “shipset” refers to sets of structural fuselage components produced or delivered for one aircraft in such period. For purposes of measuring production or shipset deliveries for Airbus and Business/Regional Jet aircraft in a given period, the term “shipset” refers to all structural aircraft components produced or delivered for one aircraft in such period. For the purposes of measuring wing shipset deliveries, the term “shipset” refers to all wing components produced or delivered for one aircraft in such period.  Other components which are part of the same aircraft shipsets could be produced or shipped in earlier or later accounting periods than the components used to measure production or shipset deliveries, which may result in slight variations in production or delivery quantities of the various shipset components in any given period.

Net revenues by prime customer are as follows:

Prime Customer	Three Months Ended April 3, 2014	Three Months Ended March 28, 2013
Boeing	$1,472.7	$1,226.7
Airbus	148.6	139.7
Gulfstream	50.1	30.8
Sikorsky	3.5	2.5
Other	53.6	42.5
Total net revenues	$1,728.5	$1,442.2

Three Months Ended April 3, 2014 as Compared to Three Months Ended March 28, 2013

Net Revenues.  Net revenues for the three months ended April 3, 2014 were $1,728.5 million, an increase of $286.3 million, or 20%, compared with net revenues of $1,442.2 million for the same period in the prior year. The increase in net revenues was primarily due to approximately $271.6 million of higher production volume driven by customer delivery schedules and production rates, partially offset by lower production volume on Boeing twin aisle programs driven by customer delivery schedules. During the three months ended April 3, 2014, there were 66 working days compared to 62 working days for the same period in the prior year.  Net revenues from aftermarket increased by approximately $18.7 million driven by higher spares volume and higher maintenance, repair and overhaul activities. Non-recurring revenue, which includes design and development efforts, were lower by approximately $4.1 million primarily due to a decrease in design and development activities on the A350 XWB non-recurring fuselage, B767, B777 and C-Series programs, partially offset by an increase in design and development activities on the B737 MAX. Approximately 94% of Spirit’s net revenues for the first quarter of 2014 came from our two largest customers, Boeing and Airbus.

Deliveries to Boeing increased by 19% to 190 shipsets during the first quarter of 2014 primarily driven by higher production rates on certain Boeing models, as compared to 159 shipsets delivered in the same period of the prior year. Deliveries to Airbus slightly increased to 167 shipsets during the first quarter of 2014 compared to 165 shipsets delivered in the same period of the prior year.  Deliveries of business/regional jet wing and wing components increased by 75% to 35 shipsets during the first quarter of 2014 primarily driven by customer delivery schedules, as compared to 20 shipsets delivered in the same period of the prior year.  In total, shipset deliveries increased overall by 14% to 392 shipsets during the first quarter of 2014, compared to 344 shipsets for the same period in the prior year.

Pricing terms under our Supply Agreement with Boeing for the B737, B747, B767 and B777 platforms, which account for 66% of our net revenue in the first quarter of 2014, expired in May 2013, thus activating interim pricing provisions outlined within the terms of the Supply Agreement.  On April 8, 2014, we entered into a MOA with Boeing that established pricing terms for recurring products as set forth under the Supply Agreement commencing on April 1, 2014 and ending on December 31, 2015. Prices will continue to be adjusted each year based on a quantity-based price adjustment formula described in the Supply Agreement, as amended by the MOA, whereby average per-unit prices are higher at lower volumes. Prices continue to be subject to other adjustments provided for under the Supply Agreement. The new pricing terms will not be applied to the period prior to April 1, 2014.

We have not yet established pricing for the B787-9, B787-10 or any future derivatives.  In accordance with the B787 Supply Agreement, revenue recognized for B787-9 deliveries was based on interim pricing negotiated with Boeing pending final price negotiations.  For B787-9 deliveries in our first B787 contract block, we have applied the appropriate accounting guidance for unpriced change orders in estimating revenues which will also be updated in the quarter in which final pricing is negotiated.

Cost of Sales.  Cost of sales as a percentage of net revenues was 85% for the three months ended April 3, 2014, as compared to 86% for the same period in the prior year.  In the first quarter of 2014, we recorded $16.6 million of favorable cumulative catch-up adjustments related to periods prior to 2014, primarily driven by productivity and efficiency improvements on mature programs.   Also during the first quarter of 2014, we recorded forward loss charges of $0.9 million and $0.3 million on our Bell V280 helicopter and G280 wing programs, respectively. In the same period of 2013, we recorded a net favorable $20.3 million cumulative catch-up adjustment related to periods prior to 2013, partially offset by a forward loss charge of $15.3 million on our B787 wing program.

SG&A, Impact from Severe Weather Event, and Research and Development.  SG&A expense was $16.2 million higher for the three months ended April 3, 2014, compared to the same period in 2013 primarily driven by higher consulting and professional service fees. Expenditures associated with Impact from Severe Weather Event concluded in 2013. During the first quarter of 2013, we recorded $8.8 million of incremental costs associated with property repairs, clean up and recovery costs related to the severe weather event.  Research and development expense was $1.2 million lower for the three months ended April 3, 2014, compared to the same period in the prior year, primarily driven by slowing of R&D spending.

Operating Income.  Operating income for the three months ended April 3, 2014 was $194.4 million, an increase of $49.9 million, or 35%, compared to operating income of $144.5 million for the same period in the prior year. The increase was primarily driven by higher production volumes and recognition of $16.6 favorable cumulative catch-up adjustment, partially offset by $1.2 million in forward loss charges, compared to a $20.3 million net favorable cumulative catch-up adjustment, partially offset by a $15.3 million forward loss charge recorded in the same period of 2013.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended April 3, 2014 includes $19.7 million of interest and fees paid or accrued in connection with long-term debt and $15.7 million in amortization of deferred financing costs and original issue discount, compared to $16.1 million of interest and fees paid or accrued in connection with long-term debt and $1.5 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. In March 2014, Spirit entered into Amendment No. 3 of its senior secured credit facility and acquired $227.2 million of its 2017 Notes using proceeds from the issuance of $300.0 million of 5.25% senior notes due in 2022 along with cash on hand. As a result, we recognized $17.6 million in interest expense from write-down of deferred financing costs, original issue discount, and third party fees.

Interest Income.  Interest income for each of the three months ended April 3, 2014 and March 28, 2013 was $0.1 million.

Other Income (Expense), net. Other income (expense), net for the three months ended April 3, 2014 was other income of $1.2 million compared to other expense of $9.9 million for the same period in the prior year. The net change was primarily driven by foreign exchange rate fluctuations as the British Pound weakened against the U.S. Dollar.

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

However, the Company has determined that a calculation of an annual effective tax rate would not represent a reliable estimate for its U.S. operations due to historical differences between forecasted and actual U.S. pre-tax earnings and the effect of the Company’s U.S. deferred tax valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. Under the discrete method, the Company determines tax expense based upon actual results as if the interim period were an annual period.  The discrete method was used for our U.S. pre-tax income and an annual effective rate was used for our international pre-tax income.

Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. deferred tax assets as of April 3, 2014. The net valuation allowance was decreased by $31.5 million for the three months ended April 3, 2014. The adjustment is related to the realization of certain deferred tax assets within the Company’s discrete method taxable income calculation for the period ending April 3, 2014 and recording an additional valuation allowance against certain state income tax credits.  To the extent that the Company generates positive taxable income and expects, with reasonable certainty, to continue to generate positive income we may release additional valuation allowance in future periods. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. The release of all or a portion of the valuation allowance will have a significant effect on our tax expense in the period it is released.

The income tax provision for the three months ended April 3, 2014 includes $17.1 million for federal taxes, $0.1 million for state taxes and $(10.3) million for foreign taxes.  The income tax provision for the three months ended March 28, 2013 includes $32.4 million for federal taxes, $3.7 million for state taxes and $(0.4) million for foreign taxes. The 2014 effective tax rate was 4.3% as compared to 30.5% for 2013. The difference in the effective tax rate recorded for 2014 as compared to 2013 related primarily to the U.S. net deferred tax asset valuation allowance decrease, the Malaysia tax reserve release in 2014 and the inclusion of the 2012 and 2013 U.S. Federal Research Tax Credit in 2013. The decrease from the U.S. statutory tax rate is attributable primarily to the inclusion of the U.S. net deferred tax asset valuation allowance decrease and the Malaysia tax reserve release.

Our income tax expense for 2014 does not reflect any benefit of the Research Tax Credit attributable to 2014, as the legislation has not been extended beyond December 2013. Should the legislation be extended during the year, the Company may record additional tax benefits for 2014 Research Tax Credit.

Segments.  The following table shows segment revenues and operating income for the three months ended April 3, 2014 and March 28, 2013:

	Three Months Ended
	April 3, 2014	March 28, 2013
Segment Revenues
Fuselage Systems	$858.3	$717.9
Propulsion Systems	450.2	375.3
Wing Systems	414.2	343.3
All Other	5.8	5.7
	$1,728.5	$1,442.2
Segment Operating Income
Fuselage Systems (1)	$142.0	$126.4
Propulsion Systems (2)	80.2	68.4
Wing Systems (3)	50.0	20.5
All Other	0.1	1.6
	272.3	216.9
Corporate SG&A (4)	(60.5)	(44.3)
Impact from severe weather event	—	(8.8)
Research and development (5)	(6.3)	(7.5)
Unallocated cost of sales (6)	(11.1)	(11.8)
Total operating income	$194.4	$144.5

(1)         For 2014, net of $0.9 million forward loss charge recorded on the Bell V280 helicopter program.  Also includes favorable cumulative catch-up adjustments of $9.0 million and $11.0 million for the three months ended April 3, 2014 and March 28, 2013, respectively.

(2)         Includes favorable cumulative catch-up adjustments of $4.8 million and $9.7 million for the three months ended April 3, 2014 and March 28, 2013, respectively.

(3)         For 2014, net of $0.3 million forward loss charge recorded on the G280 wing program.  For 2013, net of $15.3 million forward loss charge recorded for the B787 wing program.  Also includes favorable cumulative catch-up adjustments of $2.8 million for the three months ended April 3, 2014 and unfavorable cumulative catch-up adjustments of $0.4 million for the three months ended March 28, 2013.

(4)         For 2013, corporate SG&A of $2.3 million, $1.2 million and $1.2 million was reclassified from segment operating income for the Fuselage, Propulsion and Wing Systems, respectively, to conform to current year presentation.

(5)         For 2013, research and development of $2.7 million, $1.9 million and $1.1 million was reclassified from segment operating income for the Fuselage, Propulsion and Wing Systems, respectively, to conform to current year presentation.

(6)         Includes $11.1 million of warranty reserve for 2014.  For 2013, includes a warranty reserve of $10.0 million and $1.8 million related to early retirement incentives.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 26%, 24% and less than 1%, respectively, of our net revenues for the three months ended April 3, 2014.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended April 3, 2014 were $858.3 million, an increase of $140.4 million, or 20%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production rates on several Boeing models and higher aftermarket spares volume.  These increases were partially offset by lower deliveries on certain Boeing twin aisle programs and by lower net revenues for non-recurring design and development activities on the A350 XWB non-recurring fuselage and the B767 programs. Fuselage Systems segment operating margins were 17% for the three months ended April 3, 2014, compared to 18% for the same period in the prior year.   In the first quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $9.0 million driven by productivity and efficiency improvement on mature programs, partially offset by a forward loss charge of $0.9 million on the Bell V280 helicopter program. In comparison, during the first quarter of 2013, the segment recognized $11.0 million in favorable cumulative catch-up adjustments.  For 2013, corporate SG&A of $2.3 million and research and development of $2.7 million was reclassified from Fuselage Systems segment operating income to conform to current year presentation.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended April 3, 2014 were $450.2 million, an increase of $74.9 million, or 20%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production rates on several Boeing models and higher aftermarket spares volume.  In addition, the Propulsion Systems segment posted higher non-recurring net revenues for the B737 MAX and B767 programs. Propulsion Systems segment operating margins were 18% for each of the three month periods ended April 3, 2014 and March 28, 2013. In the first quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $4.8 million driven by productivity and efficiency improvements on mature programs. In comparison, during the first quarter of 2013, the segment recognized favorable cumulative catch-up adjustments of $9.7 million driven by productivity and efficiency on mature programs.  For 2013, corporate SG&A of $1.2 million and research and development of $1.9 million was reclassified from Propulsion Systems segment operating income to conform to current year presentation.

Wing Systems.  Wing Systems segment net revenues for the three months ended April 3, 2014 were $414.2 million, an increase of $70.9 million, or 21%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production volume driven by customer delivery schedules on our Gulfstream programs and higher production rates on several Boeing programs. Wing Systems posted segment operating margins of 12% for the three months ended April 3, 2014 compared to segment operating margins of 6% for the same period in the prior year. In the first quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $2.8 million driven by productivity and efficiency improvements on mature programs, partially offset by a forward loss charge of $0.3 million on the G280 program. In comparison, during the first quarter of 2013, the segment recorded a net forward loss charge of $15.3 million on the B787 wing program as well as unfavorable cumulative catch-up adjustments of $0.4 million.  For 2013, corporate SG&A of $1.2 million and research and development of $1.1 million was reclassified from Wing Systems segment operating income to conform to current year presentation.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and revenues from KIESC. In the three months ended April 3, 2014, All Other segment net revenues were $5.8 million, an increase of $0.1 million as compared to the same period in the prior year. During the first quarter of 2014, revenue recorded for KIESC was offset by lower tooling sales. The All Other segment recorded 2% operating margins for the three months ended April 3, 2014, down from segment operating margins of 28% for the same period in the prior year.  The decrease in segment operating margins was driven by significantly lower tooling sales in the first quarter of 2014.

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

As of April 3, 2014, we had $382.1 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our revolving credit facility. There were no borrowings or outstanding balances under our revolving credit facility as of April 3, 2014. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flows for the three months ended April 3, 2014 and March 28, 2013:

	For the three months ended
	April 3, 2014	March 28, 2013
	($ in millions)
Net income	$153.6	$81.2
Adjustments to reconcile net income	55.7	69.8
Changes in working capital	(164.3)	(196.4)
Net cash provided by (used in) operating activities	45.0	(45.4)
Net cash (used in) investing activities	(52.9)	(78.0)
Net cash (used in) financing activities	(28.2)	(2.6)
Effect of exchange rate change on cash and cash equivalents	(2.5)	(1.6)
Net (decrease) in cash and cash equivalents for the period	(38.6)	(127.6)
Cash and cash equivalents, beginning of period	420.7	440.7
Cash and cash equivalents, end of period	$382.1	$313.1

Three Months Ended April 3, 2014 as Compared to Three Months Ended March 28, 2013

Operating Activities. For the three months ended April 3, 2014, we had a net cash inflow of $45.0 million from operating activities, an increase of $90.4 million, compared to a net cash outflow of $45.4 million for the same period in the prior year. During the three months ended April 3, 2014, the increase in net cash inflow in operating activities was primarily due to the receipt of net tax refunds totaling $66.2 million and timing in receivables from customer and vendor payables.  In comparison, for the same period in the prior year, net cash used in operating activities was primarily due to inventory build and timing of vendor payments and receivables from customers.

Investing Activities. For the three months ended April 3, 2014, we had a net cash outflow of $52.9 million for investing activities, a decrease in outflow of $25.1 million compared to a net cash outflow of $78.0 million for the same period in the prior year. During the three months ended April 3, 2014, investing activities consisted primarily of capital expenditures for construction in process, machinery and equipment to support the increasing production rates on the B787, A350 and several mature Boeing programs. In comparison, in the three months ended March 28, 2013, capital expenditures consisted of purchases of tooling and machinery and equipment to prepare for the manufacturing of our development programs and to support increasing production rates on several Boeing programs.

Financing Activities. For the three months ended April 3, 2014, we had a net cash outflow of $28.2 million for financing activities, an increase in outflow of $25.6 million, compared to a net cash outflow of $2.6 million for the same period in the prior year. During the three months ended April 3, 2014, we amended our senior secured Credit Agreement, which replaced our existing $540.4 million term loan with a new term loan of $540.4 million. Additionally, the Company issued $300.0 million of Senior Notes due in 2022 and used those proceeds along with cash on hand to repurchase $227.2 million of its Senior Notes due in 2017 pursuant to a tender offer. Tender and consent fees related to the early extinguishment of debt was $9.4 million, which is included within debt issuance cost. Restricted cash of $72.8 million was reserved at April 3, 2014 to fund the redemption of the remaining 2017 Senior Notes outstanding which were called for redemption on May 1, 2014.  In the first quarter of 2014, payments on debt other than the financing activity were $9.5 million compared to $2.6 million in the same period in the prior year.

Future Cash Needs and Capital Spending

Our primary future cash needs will consist of working capital, debt service, research and development and capital expenditures. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model.  In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs, including the B737, B777, B787 and the A350 programs.  We also require capital to develop new technologies for the next generation of aircraft and are evaluating various plans to relieve capacity constraints for the announced customer production rate increases.  Capital expenditures for the three months ended April 3, 2014 totaled approximately $53.0 million, as compared to $74.4 million for the same period in 2013, excluding the impact of the 2012 severe weather event.   We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances and borrowings available under our revolving credit facility.

EAC Changes in Estimates.  We have significantly increased our estimates regarding future production costs on several of our maturing programs.  The majority of the previously recognized forward loss charges represent future cash expenditures which increase our projected future cash needs from previous estimates.  These charges cover production blocks that are currently estimated to be completed at various dates between now and 2018.

Pension and Other Post Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at April 3, 2014 and we anticipate non-cash pension income for 2014 to remain at or near the same level as 2013. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. Effective December 31, 2013, the BAE Aerostructures pension plan benefits were frozen due to an amendment which closed the plan.  Our projected contributions to the U.K. pension plan for 2014 are $1.3 million, of which $0.3 was contributed by the end of the first quarter of 2014.

Debt and Other Financing Arrangements

On March 18, 2014, the Company entered into Amendment No. 3 to its senior secured Credit Agreement. The amendment provides for a new $540.4 million senior secured term loan B with a maturity date of September 15, 2020, which replaces the $540.4 million term loan B that was scheduled to mature on April 18, 2019. The new term loan bears interest, at Spirit’s option, at LIBOR plus 2.50% with a LIBOR floor of 0.75% or base rate plus 1.50%.  The amendment also provides that (i) any failure to comply with the financial covenants will not constitute an event of default with respect to the new term loan, however the financial covenants continue to apply to the revolving credit facility under the Credit Agreement and the administrative agent or the requisite number of lenders (the “Requisite Revolving Lenders”) may accelerate the obligations under the revolving credit facility and (ii) the financial covenants may be amended or waived by the Requisite Revolving Lenders. Substantially all of Spirit’s assets, including inventory and property, plant and equipment, continue to be pledged as collateral for both the term loan, as replaced, and the revolving credit facility. As of April 3, 2014, the outstanding balance of the term loan was $539.0 million and the carrying amount of the term loan was $538.5 million.  As a result of extinguishment of the old term loan, the Company recognized a loss on extinguishment of debt of $4.6 million and incurred third party fees of $0.3 million. Of this total charge of $4.9 million related to extinguishment of the old term loan, $3.3 million is reflected within amortization of deferred financing fees and $1.6 million is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the three months ended April 3, 2014.

Senior Notes.  On September 30, 2009, we issued $300.0 million aggregate of 7.50% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable, in cash in arrears, on April 1 and October 1 of each year, beginning April 1, 2010. The 2017 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.

On November 18, 2010, we issued $300.0 million aggregate of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.  The carrying value of the 2020 Notes was $300.0 million as of April 3, 2014.

On March 4, 2014, the Company commenced a cash tender offer to purchase any and all of the $300.0 million outstanding principal amount of its 2017 Notes and a consent solicitation to amend the indenture governing the 2017 Notes (the “2017 Notes Indenture”) and eliminate substantially all of the restrictive covenants and certain default provisions applicable to the 2017 Notes (the “Tender Offer”). Holders of 2017 Notes who validly tendered their 2017 Notes prior to March 17, 2014 received total consideration of $1,041.25 per $1,000 principal amount, which included a consent payment of $30.00 per $1,000 principal amount.  Tender and consent fees related to the early extinguishment of debt was $9.4 million, which is included within debt issuance cost on the Condensed Consolidated Statement of Cash Flows for the three months ended April 3, 2014.

As a result of the extinguishment of the 2017 Notes, the Company recognized a loss on extinguishment of bonds of $11.6 million and incurred third party fees of $1.1 million. Of this total charge of $12.7 million related to extinguishment of the 2017 Notes, $10.7 million is reflected within amortization of deferred financing fees and $2.0 million is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the three months ended April 3, 2014.

On March 17, 2014, Spirit entered into a supplemental indenture to effect the proposed amendments to the 2017 Notes Indenture, which became operative on March 18, 2014 when Spirit accepted for purchase $227.2 million aggregate of the 2017 Notes that were tendered prior to March 17, 2014 for an aggregate purchase price of $244.4 million inclusive of accrued and unpaid interest on the purchased 2017 Notes as of March 18, 2014. The supplemental indenture is binding on the 2017 Notes not purchased in the Tender Offer. The Tender Offer expired on March 31, 2014.

On March 18, 2014, in order to fund the Tender Offer or otherwise acquire, redeem or repurchase the 2017 Notes, Spirit issued the $300.0 million aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the “2022 Notes”) with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit’s obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.4 million as of April 3, 2014.

The indenture governing the 2022 Notes (the “2022 Notes Indenture”) contains covenants that limit Spirit’s, the Company’s and certain of Spirit’s subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) incur additional debt; (ii) pay dividends, redeem stock or make other distributions, (iii) make other restricted payments and investments, (iv) create liens without granting equal and ratable liens to the holders of the 2022 Notes, (v) enter into sale and leaseback transactions, (vi) merge, consolidate or transfer or dispose of substantially all of their assets, and (vii) enter into certain types of transactions with affiliates. These covenants are subject to a number of qualifications and limitations. In addition, the 2022 Notes Indenture limits Spirit’s, the Company’s and the guarantor subsidiaries’ ability to engage in businesses other than businesses in which such companies are engaged on the date of issuance of the 2022 Notes and related businesses.

In addition, the 2022 Notes Indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among other things: failure to make payments on the 2022 Notes when due, failure to comply with covenants under the 2022 Notes Indenture, failure to pay certain other indebtedness or acceleration of maturity of certain other indebtedness, failure to satisfy or discharge certain final judgments and occurrence of certain bankruptcy events. If an event of default occurs, the trustee or holders of at least 25% of the aggregate principal amount of the then outstanding 2022 Notes may, among other things, declare the entire outstanding balance of principal of and interest on all outstanding 2022 Notes to be immediately due and payable. If an event of default involving certain bankruptcy events occurs, payment of principal of and interest on the 2022 Notes will be accelerated without the necessity of notice or any other action on the part of any person.

On April 1, 2014, Spirit notified the trustee for the 2017 Notes of its election to call for redemption on May 1, 2014 the $72.8 million aggregate of 2017 Notes outstanding following the expiration of the Tender Offer and instructed the trustee to provide notice of such redemption to the holders of the 2017 Notes. The 2017 Notes will be redeemed at a redemption price equal to 103.75% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. Following the redemption, none of the 2017 Notes will remain outstanding. The carrying value of the 2017 Notes was $72.0 million as of April 3, 2014.

Advances and Deferred Revenue on the B787 Program.  On May 12, 2011, Spirit and Boeing entered into the B787 Amendment which, among other things, established a new repayment schedule for advances made by Boeing to Spirit to be repaid against the purchase price of the first 1,000 B787 shipsets delivered to Boeing.  In the event Boeing does not take delivery of 1,000 shipsets prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. The B787 Amendment also changed the treatment of advances paid by Boeing for certain non-recurring work into a nonrefundable payment in full for such work.  On April 8, 2014, we signed a MOA with Boeing which suspended advance recoveries for twelve months beginning April 1, 2014 and extends the recovery of advance payments to beyond shipset 1,000.  As of April 3, 2014, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $578.8 million.

Advances on the A350 Fuselage Program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012.  The advance payments are offset against the recurring price of A350 XWB shipsets invoiced by Spirit, at a rate of $1.25 million per shipset. We received $250.0 million in advance payments in 2012 and the balance that had not been repaid as of April 3, 2014 was $241.3 million.

Malaysian Facility Agreement. On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia (“RM”) 69.2  million (approximately USD $20.0 million equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM 3.3 million (approximately USD $1.0 million equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum.  The Malaysia Facility loan balance as of April 3, 2014 was $9.2 million.

French Factory Capital Lease Agreement. On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace-related component assembly plant in Saint-Nazaire, France.  Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of April 3, 2014, the Saint-Nazaire capital lease balance was $10.5 million.

Nashville Design Center Capital Lease Agreement.  On September 21, 2012, the Company entered into a capital lease agreement for $2.6 million for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components.  Lease payments under the capital lease are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months. As of April 3, 2014, the Nashville Design Center capital lease balance was $2.4 million.

Credit Ratings

The Company’s credit rating at the end of the first quarter of 2014 was a BB- rating, stable outlook by Standard and Poor’s and a Ba2 rating, negative outlook by Moody Investor Services.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains certain “forward-looking statements” that may involve many risks and uncertainties. Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” “will,”  and other similar words or phrases, or the negative thereof, unless the context requires otherwise.  These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

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

•            our ability to perform our obligations and manage costs related to our new and maturing commercial, business aircraft and military development programs and the related recurring production;

•            margin pressures and the potential for additional forward losses on new and maturing programs;

•            our ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft;

•            the effect on business and commercial aircraft demand and build rates of the following factors: changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market, expanding conflicts or political unrest in the Middle East or Asia and the impact of continuing instability in global financial and credit markets;

•            customer cancellations or deferrals as a result of global economic uncertainty;

•            the success and timely execution of key milestones such as certification and first delivery of Airbus’ A350 XWB aircraft program, receipt of necessary regulatory approvals and customer adherence to their announced schedules;

•            our ability to successfully negotiate future pricing under our supply agreements with Boeing;

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

•            our ability to sell all or any portion of our Oklahoma sites on terms acceptable to us;

•            competition from commercial aerospace original equipment manufacturers and other aerostructures suppliers;

•            the effect of governmental laws, such as U.S. export control laws and U.S. and foreign anti-bribery laws such as the Foreign Corrupt Practices Act and the United Kingdom Bribery Act, and environmental laws and agency regulations, both in the U.S. and abroad;

•            any reduction in our credit ratings;

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

•            the effectiveness of any interest rate hedging programs;

•            the effectiveness of our internal control over financial reporting;

•            the outcome or impact of ongoing or future litigation, claims and regulatory actions; and

•            our exposure to potential product liability and warranty claims.

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements.  These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business.  As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K for a more complete discussion of these and other factors that may affect our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position.  These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt.  In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2013 Form 10-K which could materially affect our business, financial condition or results of operations.  There have been no material changes in our market risk since the filing of our 2013 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of April 3, 2014 in order to reach a conclusion on whether these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 3, 2014, because of the material weaknesses in our internal control over financial reporting as discussed in more detail in our 2013 Annual Report on Form 10-K under Part II, Item 9A.  Management has begun implementation of the remediation plan described in our 2013 Form 10-K to address these material weaknesses and is monitoring that implementation.

Changes in Internal Control over Financial Reporting

During the first quarter of 2014, several of our sites were implementing a new enterprise resource planning (ERP) system.  This conversion affected certain general ledger functions and resulted in changes to processes and controls as we migrated from legacy systems to the new ERP platforms.  Other than this item, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2013 Form 10-K is included in Note 21 to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2013 Form 10-K, which could materially affect our business, financial condition or results of operations.  Other than the modifications to the risk factors set forth below there have been no material changes to the Company’s risk factors previously disclosed in our 2013 Form 10-K.

Our fixed-price contracts and requirements to re-negotiate pricing at specified times may commit us to unfavorable terms.

We provide most of our products and services through long-term contracts in which the pricing terms are fixed based on certain production volumes. Accordingly, there is the risk that we will not be able to sustain a cost structure that is consistent with assumptions used in bidding on contracts. Increased or unexpected costs may reduce our profit margins or cause us to sustain losses on these contracts. Other than certain increases in raw material costs which can be passed on to our customers, in most instances we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate delivery reductions, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a contract or cause a loss.

This risk particularly applies to products such as the Boeing B787, for which we had delivered one hundred ninety-five production articles as of April 3, 2014 since the inception of the program, and in respect of which our performance at the contracted price depends on our being able to achieve production cost reductions as we gain production experience (although Spirit can recoup from Boeing half of any overruns within a certain percentage of shipset prices).  When we negotiated the B787-8 pricing under the B787 Amendment, we assumed that a contractually mandated joint-effort by Boeing and Spirit to reduce costs and increase production efficiency, as well as favorable trends in volume, learning curve efficiencies and future pricing from suppliers would reduce our production costs over the life of the B787 program, thus maintaining or improving the margin on each B787 we produced. Pricing for the initial configuration of the B787-8 is generally established through 2021, with prices decreasing as cumulative volume levels are achieved.  Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes.  The B787 Supply Agreement provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties.  The parties have engaged in discussions concerning how to determine initial B787-9 and B787-10 prices, and have not yet reached agreement. Our ability to obtain fair and equitable prices for subsequent models could impact the profitability of the overall program.  Additionally, we cannot give any assurance that our development of new technologies or capabilities will be successful or that we will be able to reduce our B787 production costs over the life of the program. A failure to reduce production costs or to obtain pricing as we have anticipated could result in the need to record additional forward losses for this program.

Many of our other production cost estimates also contain pricing terms which anticipate cost reductions over time. In addition, although we have entered into these fixed price contracts with our customers, they may nonetheless seek to re-negotiate pricing with us in the future. Any such higher costs or re-negotiations could materially adversely affect our profitability, margins and revenues.

Certain of our long-term supply agreements provide for re-negotiation of established pricing terms at specified times. In particular, pricing terms under our supply agreement with Boeing for the B737, B747, B767 and B777 platforms, which accounted for 66% of our net revenues in the first quarter of 2014, expired in May 2013, thus activating interim pricing provisions under the Supply Agreement.  On April 8, 2014, the parties agreed on pricing through December 31, 2015.  We are required to negotiate the pricing beyond 2015 in good faith. Until we are able to agree upon future pricing, pricing beyond 2015 will be determined according to then-existing prices, adjusted using a quantity-based price adjustment formula and specified annual escalation.  If we agree on future pricing that provides us with operating margins that are lower than those which we currently experience, or if we are unable to agree on future pricing terms and the default pricing terms remain in effect for an extended period of time, our business, financial condition and results of operations could be materially adversely affected.

We may be required to repay Boeing up to approximately $600.2 million of advance payments related to the B787 Supply Agreement. The advances must be repaid in the event that Boeing does not take delivery of a sufficient number of shipsets prior to the termination of the aircraft program.

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

On May 12, 2011, Boeing and Spirit entered into the B787 Amendment, which finalized the provisions of the memorandum of agreement. Based on the terms of the B787 Amendment, the payment received by Spirit in December 2010 was reclassified from deferred revenue to revenue, and certain advance payments received by Spirit were also reclassified to revenue. The B787 Amendment also spread out repayment of a $700.0 million cash advance made by Boeing to Spirit in 2007 to be offset against the purchase price of the first 1,000 B787 shipsets delivered to Boeing, instead of the first 500 shipsets. On April 8, 2014, the parties agreed to suspend advance repayments for a period of twelve months beginning April 1, 2014, which repayments will be made by offset against the purchase price for shipset 1,001 and beyond.

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million on December 15th of each year until the advance payments have been fully recovered by Boeing.

Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet.

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit
10.1†	Employment Agreement between Spirit AeroSystems, Inc. and Samantha Marnick, effective as of February 22, 2006 and annual Executive Compensation Letter, dated May 3, 2013.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS@*	XBRL Instance Document.

101.SCH@*	XBRL Taxonomy Extension Schema Document.

101.CAL@*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF@*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB@*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE@*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Indicates management contract or compensation plan or arrangement

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Sanjay Kapoor	Senior Vice President and Chief Financial	May 2, 2014
Sanjay Kapoor	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Mark J. Suchinski	Vice President and Corporate Controller	May 2, 2014
Mark J. Suchinski	(Principal Accounting Officer)