Form 10-Q
period 2014-07-03
Spirit AeroSystems Holdings, Inc.
filed 2014-08-01
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2014

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

As of July 25, 2014, the registrant had outstanding 132,223,451 shares of class A common stock, $0.01 par value per share, and 8,947,391 shares of class B common stock, $0.01 par value per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 3, 2014	June 27, 2013	July 3, 2014	June 27, 2013
	($ in millions, except per share data)
Net revenues	$1,803.3	$1,520.7	$3,531.8	$2,962.9
Operating costs and expenses
Cost of sales	1,525.9	1,690.2	2,993.2	2,927.3
Selling, general and administrative	54.4	54.1	114.9	98.4
Impact from severe weather event	—	6.3	—	15.1
Research and development	6.8	8.6	13.1	16.1
Total operating costs and expenses	1,587.1	1,759.2	3,121.2	3,056.9
Operating income (loss)	216.2	(238.5)	410.6	(94.0)
Interest expense and financing fee amortization	(20.8)	(17.3)	(56.2)	(34.9)
Interest income	0.1	—	0.2	0.1
Other income (expense), net	5.8	1.3	7.0	(8.6)
Income (loss) before income taxes and equity in net income (loss) of affiliate	201.3	(254.5)	361.6	(137.4)
Income tax (provision) benefit	(58.1)	45.0	(65.0)	9.3
Income (loss) before equity in net income (loss) of affiliate	143.2	(209.5)	296.6	(128.1)
Equity in net income (loss) of affiliate	0.2	0.1	0.4	(0.1)
Net income (loss)	$143.4	$(209.4)	$297.0	$(128.2)
Earnings (loss) per share
Basic	$1.01	$(1.47)	$2.09	$(0.90)
Diluted	$1.01	$(1.47)	$2.07	$(0.90)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 3, 2014	June 27, 2013	July 3, 2014	June 27, 2013
	($ in millions)
Net income (loss)	$143.4	$(209.4)	$297.0	$(128.2)
Changes in other comprehensive income (loss), net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of zero and $0.2 for each of the three months ended, respectively, and zero and $0.2 for the six months ended, respectively	—	0.1	—	0.4
Unrealized foreign exchange gain (loss) on intercompany loan, net of tax effect of $0.5 and zero for the three months ended and $0.4 and $1.0 for the six months ended, respectively	1.7	0.1	1.5	(3.2)
Foreign currency translation adjustments	8.3	0.6	8.7	(9.9)
Total other comprehensive income (loss)	10.0	0.8	10.2	(12.7)
Total comprehensive income (loss)	$153.4	$(208.6)	$307.2	$(140.9)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

	July 3, 2014	December 31, 2013
	($ in millions)
Current assets
Cash and cash equivalents	$381.6	$420.7
Accounts receivable, net	729.1	550.8
Inventory, net	1,875.4	1,842.6
Deferred tax asset - current	26.3	26.9
Other current assets	25.3	103.2
Total current assets	3,037.7	2,944.2
Property, plant and equipment, net	1,793.0	1,803.3
Pension assets	270.1	252.6
Other assets	120.6	107.1
Total assets	$5,221.4	$5,107.2
Current liabilities
Accounts payable	$654.8	$753.7
Accrued expenses	258.5	220.6
Profit sharing	50.4	38.4
Current portion of long-term debt	9.9	16.8
Advance payments, short-term	71.4	133.5
Deferred revenue, short-term	27.0	19.8
Deferred grant income liability - current	9.4	8.6
Other current liabilities	153.6	144.2
Total current liabilities	1,235.0	1,335.6
Long-term debt	1,150.4	1,150.5
Advance payments, long-term	750.6	728.9
Pension/OPEB obligation	73.2	69.8
Deferred grant income liability - non-current	104.6	108.2
Deferred revenue and other deferred credits	29.2	30.9
Other liabilities	216.3	202.3
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 132,215,419 and 120,946,429 shares issued, respectively	1.3	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 8,988,344 and 23,851,694 shares issued, respectively	0.1	0.2
Additional paid-in capital	1,028.1	1,025.0
Accumulated other comprehensive (loss)	(44.4)	(54.6)
Retained earnings	805.7	508.7
Treasury stock, at cost (4,000,000 and zero shares, respectively)	(129.2)	—
Total shareholders’ equity	1,661.6	1,480.5
Noncontrolling interest	0.5	0.5
Total equity	1,662.1	1,481.0
Total liabilities and equity	$5,221.4	$5,107.2
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	July 3, 2014	June 27, 2013
	($ in millions)
Operating activities
Net income (loss)	$297.0	$(128.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	83.5	78.5
Amortization expense	5.7	2.7
Amortization of deferred financing fees	18.7	3.1
Accretion of customer supply agreement	0.5	0.2
Employee stock compensation expense	8.0	12.0
Excess tax benefit of share-based payment arrangements	(2.3)	(0.4)
(Gain) from hedge contracts	(1.3)	(1.4)
(Gain) loss from foreign currency transactions	(5.7)	10.1
Loss on disposition of assets	—	0.4
Deferred taxes	1.9	(40.0)
Long-term tax provision	—	0.6
Pension and other post retirement benefits, net	(12.8)	(6.7)
Grant income	(3.9)	(3.3)
Equity in net (income) loss of affiliate	(0.4)	0.1
Changes in assets and liabilities
Accounts receivable	(172.4)	(184.3)
Inventory, net	(73.6)	276.2
Accounts payable and accrued liabilities	(53.7)	27.1
Profit sharing/deferred compensation	11.9	8.1
Advance payments	(40.4)	(19.4)
Income taxes receivable/payable	121.8	(31.0)
Deferred revenue and other deferred credits	6.3	5.0
Other	20.7	4.9
Net cash provided by operating activities	209.5	14.3
Investing activities
Purchase of property, plant and equipment	(89.6)	(119.3)
Purchase of property, plant and equipment - severe weather event (see Note 4)	—	(15.7)
Proceeds from sale of assets	0.4	0.1
Consolidation of variable interest entity	—	2.5
Net cash (used in) investing activities	(89.2)	(132.4)
Financing activities
Proceeds from issuance of bonds	300.0	—
Principal payments of debt	(11.9)	(4.0)
Payments on bonds	(300.0)	—
Excess tax benefit of share-based payment arrangements	2.3	0.4
Debt issuance and financing costs	(20.8)	—
Purchase of treasury stock	(129.2)	—
Net cash (used in) financing activities	(159.6)	(3.6)
Effect of exchange rate changes on cash and cash equivalents	0.2	(2.0)
Net (decrease) in cash and cash equivalents for the period	(39.1)	(123.7)
Cash and cash equivalents, beginning of period	420.7	440.7
Cash and cash equivalents, end of period	$381.6	$317.0
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

1.  Organization and Basis of Interim Presentation

Spirit AeroSystems Holdings, Inc. ("Holdings" or the "Company") was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition by an investor group led by Onex Partners LP and Onex Corporation (together with its affiliates, "Onex") of The Boeing Company's ("Boeing") operations in Wichita, Kansas, Tulsa, Oklahoma and McAlester, Oklahoma (the "Boeing Acquisition"). Holdings provides manufacturing and design expertise in a wide range of products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. ("Spirit"). The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina and Subang, Malaysia. The Company has assembly facilities in Saint-Nazaire, France, and Chanute, Kansas. The Company is the majority participant in the Kansas Industrial Energy Supply Company ("KIESC"), a tenancy-in-common with other Wichita companies established to purchase natural gas. The Company participates in a joint venture, Taikoo Spirit AeroSystems Composite Co. Ltd. ("TSACCL"), of which Spirit's ownership interest is 31.5%. TSACCL was formed to develop and implement a state of the art composite and metal bond component repair station in the Asia-Pacific region.

On June 4, 2014, the Company, Onex and certain other stockholders entered into an underwriting agreement for the sale by the stockholders of 8,168,351 shares of the Company’s class A common stock in a secondary public offering. In connection with the offering, the Company repurchased 4 million shares of its class A common stock from the underwriters. Following the transaction, Onex holds approximately 6% of Holdings total stockholder voting power and no longer maintains majority voting power of the Company.

The accompanying unaudited interim condensed consolidated financial statements include the Company’s financial statements and the financial statements of its majority-owned or controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Company's fiscal quarters are 13 weeks in length. Because the Company's fiscal year ends on December 31, the number of days in the Company's first and fourth quarters varies slightly from year to year. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by GAAP.  The Company's investment in TSACCL, in which the Company does not have a controlling interest, is accounted for under the equity method.  KIESC is fully consolidated as the Company owns 77.8% of the entity’s equity.  All intercompany balances and transactions have been eliminated in consolidation. The Company’s U.K. subsidiary uses local currency, the British pound, as its functional currency; the Malaysian subsidiary uses the British pound and the Singapore subsidiary uses the Singapore dollar.  All other foreign subsidiaries and branches use the U.S. dollar as their functional currency.

As part of the monthly consolidation process, our international entities that have functional currencies other than the U.S. dollar are translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended July 3, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2014 presentation.

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

2.  New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-12, Compensation - Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (FASB ASU 2014-12). This update requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The provisions of FASB ASU 2014-12 are effective in annual periods beginning on or after December 15, 2014 and interim periods within those annual periods. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (FASB ASU 2014-09). This update is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. FASB ASU 2014-09 is effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. Early application is not permitted for public entities. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (FASB ASU 2014-08). This update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The provisions of FASB ASU 2014-08 are effective in annual periods beginning on or after December 15, 2014 and interim periods within those annual periods. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

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
2014 Changes in Estimate

Results of operations during second quarter of 2014 included the favorable impact of cumulative catch-up adjustments of $19.4 relating to periods prior to the second quarter of 2014, primarily associated with productivity and efficiency improvements on mature programs. Results of operations during the second quarter of 2013 include the favorable impact of cumulative catch-up adjustments of $40.6 relating to periods prior to the second quarter of 2013. Also in the second quarter of 2013, the Company recognized a reduction in forward loss charge of $8.4 on the Rolls-Royce BR725 program and forward loss charges of $191.5 on the G280 wing program, $234.2 on the G650 wing program, $22.0 on the B787 wing program, $5.0 on the B747 fuselage program and $4.0 on the B767 propulsion program.
Results of operations during the first six months of 2014 included the favorable impact of cumulative catch-up adjustments of $30.2 relating to periods prior to 2014, primarily associated with productivity and efficiency improvements on mature programs.  Also in the first six months of 2014, the Company recognized forward loss charges of $0.9 and $0.3 on its Bell V280 helicopter and G280 wing programs, respectively.  Results of operations during the first six months of 2013 included the favorable impact of cumulative catch-up adjustments of $51.7 related to periods prior to 2013.  Also in the first six months of 2013, the Company

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

recognized a reduction in forward loss charge of $8.4 on the BR725 and additional forward loss charges of $191.5 on the G280 wing program, $234.2 on the G650 wing program, $37.3 on the B787 wing program, $5.0 on the B747 fuselage program and $4.0 on the B767 propulsion program.
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

The Company recorded charges of $6.3 and $15.1 for the three and six months ended June 27, 2013, respectively, related to the severe weather event, which represented continuing incremental freight, warehousing, facilities restoration and other costs which were recorded as incurred.

5.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	July 3, 2014	December 31, 2013
Trade receivables (1)(2)(3)	$722.4	$544.2
Other	7.0	6.8
Less: allowance for doubtful accounts	(0.3)	(0.2)
Accounts receivable, net	$729.1	$550.8

(1)	Includes unbilled receivables of $30.7 and $33.5 at July 3, 2014 and December 31, 2013, respectively.

(2)	Includes $135.1 held in retainage by a customer at July 3, 2014 and December 31, 2013.

(3)	Includes $5.2 and $24.6 of withheld payments by a customer pending completion of retrofit work at July 3, 2014 and December 31, 2013, respectively.

Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned for which the recovery will occur over the term of the contract, which could exceed one year.

Also included in accounts receivable are amounts held in retainage which, as of July 3, 2014, are all related to Gulfstream and represent amounts due on G650 deliveries from 2010 through the third quarter of 2013. While the Company believes that the short-paid amount is collectible, if the Company is unable to collect this amount or if it becomes part of an overall settlement or arbitration award, recognition of additional forward losses on the G650 program could be required and the future cash flows of the Company could be significantly impacted. See Note 21, "Commitments, Contingencies and Guarantees," for further discussion regarding the Company's arbitration against Gulfstream Aerospace Corporation.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

6.  Inventory

Inventories are summarized as follows:

	July 3, 2014	December 31, 2013
Raw materials	$259.9	$240.2
Work-in-process	994.7	1,057.8
Finished goods	41.6	43.7
Product inventory	1,296.2	1,341.7
Capitalized pre-production	434.2	486.2
Deferred production	1,847.9	1,661.2
Forward loss provision	(1,702.9)	(1,646.5)
Total inventory, net	$1,875.4	$1,842.6

Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant statement of work changes considered not reimbursable by the customer can also cause pre-production costs to be incurred.  These costs are typically amortized over a certain number of shipset deliveries.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Inventories are summarized by platform and costs below:

	July 3, 2014
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision(1) (2)	Total Inventory, net July 3, 2014
B747(3)	$92.2	$0.1	$2.6	$(1.5)	$(33.9)	$59.5
B787	224.5	0.2	128.0	567.2	(606.0)	313.9
Boeing - All other platforms(4)	388.7	4.0	6.6	(33.6)	(17.3)	348.4
A350	180.4	42.7	76.8	535.2	(121.0)	714.1
Airbus - All other platforms	91.6	—	—	12.5	—	104.1
G280(5)	51.1	—	4.5	279.4	(335.0)	—
G650	93.3	—	175.8	411.3	(450.8)	229.6
Rolls-Royce(6)	24.5	—	39.9	74.5	(138.9)	—
Sikorsky	—	9.2	—	—	—	9.2
Bombardier C-Series	6.4	—	—	2.9	—	9.3
Aftermarket	40.3	—	—	—	—	40.3
Other platforms(7)	46.1	0.9	—	—	—	47.0
Total	$1,239.1	$57.1	$434.2	$1,847.9	$(1,702.9)	$1,875.4

	December 31, 2013
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision(1) (2)	Total Inventory, net December 31, 2013
B747(3)	$96.4	$0.1	$4.4	$1.0	$(37.2)	$64.7
B787	263.9	14.7	158.2	597.3	(606.0)	428.1
Boeing - All other platforms(4)	421.4	11.5	7.0	(21.7)	(18.6)	399.6
A350	166.7	42.5	76.5	388.8	(120.8)	553.7
Airbus - All other platforms	83.2	—	—	18.8	—	102.0
G280(5)	46.9	—	4.9	233.7	(285.5)	—
G650	59.2	—	192.7	373.3	(450.8)	174.4
Rolls-Royce(6)	15.8	—	42.5	69.3	(127.6)	—
Sikorsky	—	5.4	—	—	—	5.4
Bombardier C-Series	9.1	—	—	0.7	—	9.8
Aftermarket	37.0	—	—	—	—	37.0
Other platforms(7)	67.1	0.8	—	—	—	67.9
Total	$1,266.7	$75.0	$486.2	$1,661.2	$(1,646.5)	$1,842.6

(1)	Forward loss charges taken since January 1, 2012 on blocks that have not closed.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

(3)
Forward loss charges recorded in prior periods on the fuselage portion of the B747 program exceeded the total inventory balance for the fuselage portion of the program. The excess of charge over program inventory is classified as a contract liability and reported in other current liabilities. The total contract liability was $7.2 and $3.9 as of July 3, 2014 and December 31, 2013, respectively.

(4)
Forward loss charges recorded in prior periods on the propulsion portion of the B767 program exceeded the inventory balance for the propulsion portion of the program. The excess of charge over program inventory is classified as a contract liability and reported in other current liabilities. The total contract liability was $7.1 and $5.8 as of July 3, 2014 and December 31, 2013, respectively.

(5)
Forward loss charges recorded in prior periods on the G280 program exceeded the total inventory balance.  The excess of charge over program inventory is classified as a contract liability and reported in other current liabilities. The total contract liability was $25.0 and $74.2 as of July 3, 2014 and December 31, 2013, respectively.

(6)
Forward loss charges recorded in prior periods on the Rolls-Royce BR725 program exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability and reported in other current liabilities.  The total contract liability was $25.4 and $36.7 as of July 3, 2014 and December 31, 2013, respectively.

(7)	Includes over-applied and under-applied overhead.

The following is a roll forward of the capitalized pre-production costs included in the inventory balance at July 3, 2014:

Balance, December 31, 2013	$486.2
Charges to costs and expenses	(53.4)
Capitalized costs	1.4
Balance, July 3, 2014	$434.2

The following is a roll forward of the deferred production costs included in the inventory balance at July 3, 2014:

Balance, December 31, 2013	$1,661.2
Charges to costs and expenses	(197.3)
Capitalized costs	376.8
Exchange rate	7.2
Balance, July 3, 2014	$1,847.9

Significant amortization of capitalized pre-production and deferred production inventory will occur over the following contract blocks:

Model	Contract Block Quantity	Orders(1)
B787	500	869
A350 XWB	400	742
G280	250	144
G650	350	160
Rolls-Royce	350	135

(1)
Orders are from the published firm-order backlogs of Airbus and Boeing.  For all other programs, orders represent purchase orders received from OEMs and are not reflective of OEM sales backlog.  Orders reported are total block orders, including delivered units.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Current block deliveries are as follows:

Model	Current Block Deliveries
B787	228
A350 XWB	18
Business/Regional Jets	284

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

7.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	July 3, 2014	December 31, 2013
Land	$18.4	$17.9
Buildings (including improvements)	583.8	566.0
Machinery and equipment	1,126.5	1,084.0
Tooling	814.8	801.6
Capitalized software	199.8	172.2
Construction-in-progress	100.9	130.2
Total	2,844.2	2,771.9
Less: accumulated depreciation	(1,051.2)	(968.6)
Property, plant and equipment, net	$1,793.0	$1,803.3

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $0.8 and $1.8 for the three months ended July 3, 2014 and June 27, 2013, respectively, and $1.8 and $2.8 for the six months ended July 3, 2014 and June 27, 2013, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs, excluding the impact of the severe weather event, of $27.2 and $21.6 for the three months ended July 3, 2014 and June 27, 2013, respectively, and $51.1 and $43.8 for the six months ended July 3, 2014 and June 27, 2013, respectively.

The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal-use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal-use software.  Depreciation expense related to capitalized software was $4.5 and $5.0 for the three months ended July 3, 2014 and June 27, 2013, respectively, and $8.5 and $9.9 for the six months ended July 3, 2014 and June 27, 2013, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with FASB authoritative guidance on accounting for the impairment or disposal of long-lived assets.  The Company evaluated its long-lived assets at its locations and determined no impairment was necessary.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

8.  Other Assets

Other assets are summarized as follows:

	July 3, 2014	December 31, 2013
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Customer relationships	29.7	28.7
Total intangible assets	37.9	36.9
Less: Accumulated amortization - patents	(1.4)	(1.3)
Accumulated amortization - favorable leasehold interest	(3.3)	(3.1)
Accumulated amortization - customer relationships	(29.7)	(27.8)
Intangible assets, net	3.5	4.7
Deferred financing
Deferred financing costs	101.2	80.5
Less: Accumulated amortization - deferred financing costs (1)	(74.9)	(56.3)
Deferred financing costs, net	26.3	24.2
Other
Goodwill - Europe	3.2	3.0
Equity in net assets of affiliates	1.9	1.4
Customer supply agreement (2)	37.2	37.6
Other	48.5	36.2
Total	$120.6	$107.1

(1)	Includes charges related to debt extinguishment.

(2)	Under an agreement with our customer Airbus, certain payments accounted for as consideration given by the Company to Airbus are being amortized as a reduction to net revenues.

The Company recognized $0.2 and $1.0 of amortization expense of intangibles for the three months ended July 3, 2014 and June 27, 2013, respectively, and $1.2 and $2.1 of amortization expense of intangibles for each of the six month periods ended July 3, 2014 and June 27, 2013, respectively.

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

As part of our ongoing participation in the B787-9 program, the Company received research and development milestone payments of $0.6 and zero for the three months ended July 3, 2014 and June 27, 2013, respectively, and $1.5 and $4.6 for the six months ended July 3, 2014 and June 27, 2013, respectively.  Revenue and cost associated with the performance of this research and development are included in program revenue and costs.

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

On April 8, 2014, the Company signed a memorandum of agreement with Boeing which suspends advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014 which repayment will be made by offset against the purchase price for shipset 1,001 and beyond.

Deferred revenue/credits.  Deferred revenue/credits generally consist of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables. These payments are classified as deferred revenue/credits when received and recognized as revenue as the production units are delivered.

Advance payments and deferred revenue/credits are summarized by platform as follows:

	July 3, 2014	December 31, 2013
B737	$17.5	$18.7
B787	578.9	600.2
A350 XWB	235.2	243.9
Airbus — All other platforms	5.6	7.3
Gulfstream	19.1	22.0
Other	21.9	21.0
Total advance payments and deferred revenue/credits	$878.2	$913.1

11. Government Grants

The Company received grants in the form of government funding for a portion of the site construction and other specific capital asset costs at our Kinston, North Carolina and Subang, Malaysia sites.  Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period, beginning in 2010, in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income is being amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. The assets related to deferred grant income are consolidated within property, plant, and equipment.

Deferred grant income liability, net consists of the following:

Balance, December 31, 2013	$116.8
Grant liability amortized	(0.7)
Grant income recognized	(3.3)
Exchange rate	1.2
Total asset value related to deferred grant income, July 3, 2014	$114.0

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

The asset related to the deferred grant income consists of the following:

Balance, December 31, 2013	$120.3
Amortization	(2.6)
Exchange rate	1.2
Total asset value related to deferred grant income, July 3, 2014	$118.9

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

	Fair Value Measurements
	July 3, 2014			At July 3, 2014 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$208.4	$208.4	$—	$208.4	$—	$—
Interest Rate Swaps	$(0.1)	$—	$(0.1)	$—	$(0.1)	$—

	Fair Value Measurements
	December 31, 2013			At December 31, 2013 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$293.3	$293.3	$—	$293.3	$—	$—
Interest Rate Swaps	$(1.4)	$—	$(1.4)	$—	$(1.4)	$—

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

	July 3, 2014			December 31, 2013
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$537.1	$536.5	(1)	$538.2	$541.9	(1)
Senior unsecured notes due 2017	—	—	(1)	296.4	309.0	(1)
Senior unsecured notes due 2020	300.0	323.4	(1)	300.0	323.4	(1)
Senior unsecured notes due 2022	299.4	305.4	(1)	—	—	(1)
Malaysian loan	8.7	7.4	(2)	10.0	8.5	(2)
Total	$1,145.2	$1,172.7		$1,144.6	$1,182.8

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

See Note 14, Investments for fair value disclosure on government and corporate debt securities.

13.  Derivative and Hedging Activities

The Company enters into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. On the inception date, the Company designates a derivative contract as either a fair value or cash flow hedge in accordance with FASB guidance on accounting for derivatives and hedges and links the contract to either a specific asset or liability on the balance sheet, or to forecasted commitments or transactions. The Company assesses, both at the hedges' inception and on a quarterly basis, whether the derivative item is effective in offsetting changes in fair value or cash flows. Any gains or losses on hedges are included in earnings when the underlying transaction that was hedged occurs.

The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of July 3, 2014 and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

To the extent that derivative instruments do not qualify for hedge accounting treatment, the changes in fair market value of the instruments are reported in the results of operations for the current period.  The senior secured Credit Agreement entered into on April 18, 2012 provided a LIBOR floor of 75 basis points which resulted in the interest rate swaps no longer qualifying for hedge accounting treatment since LIBOR is below the LIBOR floor.  Amounts in other comprehensive income for interest rate swaps as of April 18, 2012 have been included in earnings.

The Company has certain derivative instruments covered by master netting arrangements whereby, in the event of a default as defined by the senior secured credit facility or termination event, the non-defaulting party has the right to offset any amounts payable against any obligation of the defaulting party under the same counterparty agreement.

All assets of the Company are pledged as collateral for both the term loan and the revolving credit facility under the Company’s senior secured credit facility. See Note 15, Debt for discussion of the Company's senior secured credit facilities.

Interest Rate Swaps

The Company enters into floating-to-fixed interest rate swap agreements periodically. As of July 3, 2014, the Company had one outstanding interest rate swap agreement which had a notional amount of $225.0.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

				Effective	Fair Value,
Notional Amount	Expires	Variable Rate	Fixed Rate (1)	Fixed Rate(2)	July 3, 2014
$225.0	July 2014	1 Month LIBOR	1.37%	N/A	$(0.1)

(1)	The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreement.

(2)	As of July 3, 2014, the interest rate swap is no longer effective and therefore the effective fixed rate is not applicable.

The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date. The fair value of the interest rate swaps was a liability (unrealized loss) of $0.1 at July 3, 2014 and $1.4 at December 31, 2013.

The following table summarizes the Company’s fair value of outstanding derivatives at July 3, 2014 and December 31, 2013:

	Other Liability Derivatives
	July 3, 2014	December 31, 2013
Derivatives designated as hedging instruments
Interest rate swaps
Current	$0.1	$1.4
Total derivatives designated as hedging instruments	0.1	1.4
Total derivatives	$0.1	$1.4

The impact on earnings from interest rate swaps that are no longer effective was a loss of $0.1 and $1.0 for the six months ended July 3, 2014 and June 27, 2013, respectively.

14.  Investments

The Company's investment securities consist of $3.5 in government and corporate debt securities. The amortized cost and approximate fair value of held-to-maturity securities are as follows:

	July 3, 2014		December 31, 2013
	Current	Noncurrent	Current	Noncurrent
Government and Corporate Debt Securities
Amortized cost	$0.7	$2.8	$0.5	$3.1
Unrealized gains	—	0.1	—	0.1
Unrealized losses	—	(0.1)	—	(0.1)
Fair value	$0.7	$2.8	$0.5	$3.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Maturities of held-to-maturity securities at July 3, 2014 are as follows:

	Amortized Cost	Approximate Fair Value
Within One Year	$0.7	$0.7
One to Five Years	0.9	0.9
Five to Ten Years	—	—
After Ten Years	1.9	1.9
Total	$3.5	$3.5

At July 3, 2014 and December 31, 2013, the fair value of certain held-to-maturity investments in debt and marketable securities are less than their historical cost. Total fair value of these investments were $1.2 and $1.8, respectively, for the periods then ended, which is approximately 33% and 51%, respectively, of the Company’s held-to-maturity investment portfolio.  These declines primarily resulted from decreases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.

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

15.  Debt

Total debt shown on the balance sheet is comprised of the following:

	July 3, 2014		December 31, 2013
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan	$5.5	$531.6	$5.5	$532.7
Senior notes due 2017	—	—	—	296.4
Senior notes due 2020	—	300.0	—	300.0
Senior notes due 2022	—	299.4	—	—
Malaysian term loan	3.2	5.5	3.0	7.0
Present value of capital lease obligations	1.1	13.7	1.1	14.2
Other	0.1	0.2	7.2	0.2
Total	$9.9	$1,150.4	$16.8	$1,150.5

Senior Secured Credit Facilities

On March 18, 2014, the Company entered into Amendment No. 3 to its senior secured Credit Agreement, dated as of April 18, 2012, as amended by Amendment No. 1, dated as of October 26, 2012 and Amendment No. 2, dated as of August 2, 2013 (the "Credit Agreement"). The amendment provided for a new $540.4 senior secured term loan B with a maturity date of September 15, 2020, which replaced the $540.4 term loan B that was scheduled to mature on April 18, 2019. The new term loan bears interest, at Spirit’s option, at LIBOR plus 2.50% with a LIBOR floor of 0.75% or base rate plus 1.50%.  The amendment also provided that (i) any failure to comply with the financial covenants will not constitute an event of default with respect to the new term loan, however the financial covenants continue to apply to the revolving credit facility under the Credit Agreement and the administrative agent or the requisite number of lenders (the “Requisite Revolving Lenders”) may accelerate the obligations under the revolving credit facility and (ii) the financial covenants may be amended or waived by the Requisite Revolving Lenders. Substantially all of Spirit's assets, including inventory and property, plant and equipment, continue to be pledged as collateral for both the term

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

loan, as replaced, and the revolving credit facility. As of July 3, 2014, the outstanding balance of the term loan was $537.6 and the carrying amount of the term loan was $537.1. As a result of extinguishment of the old term loan, the Company recognized a loss on extinguishment of debt of $4.6 and incurred third party fees of $0.5. Of this total charge of $5.1 related to extinguishment of the old term loan, $3.5 is reflected within amortization of deferred financing fees and $1.6 is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the six months ended July 3, 2014.

On June 3, 2014, the Company entered into Amendment No. 4 to its senior secured Credit Agreement. The amendment permits the Company to incur certain debt and make certain restricted payments during the suspension period currently imposed upon the Company, including the payment for the repurchase of 4 million shares of the Company's class A common stock made in June 2014.

Senior Notes

On March 4, 2014, the Company commenced a cash tender offer to purchase any and all of the $300.0 outstanding principal amount of its 2017 Notes and a consent solicitation to amend the indenture governing the 2017 Notes (the "2017 Notes Indenture") and eliminate substantially all of the restrictive covenants and certain default provisions applicable to the 2017 Notes (the "Tender Offer"). Holders of 2017 Notes who validly tendered their 2017 Notes prior to March 17, 2014 received, in whole dollars, total consideration of $1,041.25 per $1,000 principal amount, which included a consent payment of $30.00 per $1,000 principal amount. Tender and consent fees related to the early extinguishment of debt was $9.4, which is included within debt issuance cost on the Condensed Consolidated Statement of Cash Flows for the six months ended July 3, 2014.

As a result of the extinguishment of the 2017 Notes, the Company recognized a loss on extinguishment of bonds of $13.4 and incurred third party fees of $1.1. Of this total charge of $14.5 related to extinguishment of the 2017 Notes, $11.6 is reflected within amortization of deferred financing fees and $2.9 is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the six months ended July 3, 2014.

On March 17, 2014, Spirit entered into a supplemental indenture to effect the proposed amendment to the 2017 Notes Indenture, which became operative on March 18, 2014 when Spirit accepted for purchase $227.2 aggregate of the 2017 Notes that were tendered prior to March 17, 2014 for an aggregate purchase price of $244.4 inclusive of accrued and unpaid interest on the purchased 2017 Notes as of March 18, 2014. The supplemental indenture was binding on the 2017 Notes not purchased in the Tender Offer. The Tender Offer expired on March 31, 2014.

On March 18, 2014, in order to fund the Tender Offer or otherwise acquire, redeem or repurchase the 2017 Notes, the Company issued the $300.0 aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.4 as of July 3, 2014.

The indenture governing the 2022 Notes (the "2022 Notes Indenture") contains covenants that limit Spirit’s, the Company’s and certain of Spirit’s subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) incur additional debt, (ii) pay dividends, redeem stock or make other distributions, (iii) make other restricted payments and investments, (iv) create liens without granting equal and ratable liens to the holders of the 2022 Notes, (v) enter into sale and leaseback transactions, (vi) merge, consolidate or transfer or dispose of substantially all of their assets, and (vii) enter into certain types of transactions with affiliates. These covenants are subject to a number of qualifications and limitations. In addition, the 2022 Notes Indenture limits Spirit’s, the Company’s and the guarantor subsidiaries’ ability to engage in businesses other than businesses in which such companies are engaged on the date of issuance of the 2022 Notes and related businesses.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

On May 1, 2014, Spirit called for redemption the $72.8 aggregate of 2017 Notes outstanding following the expiration of the Tender Offer. The 2017 Notes were redeemed at a redemption price equal to 103.75% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. Following the redemption, none of the 2017 Notes remained outstanding.

Malaysian Facility Agreement

On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia (“RM”) 69.2 (approximately USD $20.0 equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM3.3 (approximately USD $1.0 equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum.  The Malaysia Facility loan balance as of July 3, 2014 was $8.7.

French Factory Capital Lease Agreement

On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace-related component assembly plant in Saint-Nazaire, France.  Lease payments under the capital lease agreement are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of July 3, 2014, the Saint-Nazaire capital lease balance was $10.3.

Nashville Design Center Capital Lease Agreement

On September 21, 2012, the Company entered into a capital lease agreement for $2.6 for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components.  Lease payments under the capital lease agreement are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months. As of July 3, 2014, the Nashville Design Center capital lease balance was $2.4.

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Six Months Ended
Components of Net Periodic Pension Income	July 3, 2014	June 27, 2013	July 3, 2014	June 27, 2013
Service cost	$—	$1.9	$—	$3.8
Interest cost	11.9	11.3	24.8	23.0
Expected return on plan assets	(18.7)	(21.0)	(41.0)	(42.3)
Amortization of net loss	—	2.8	—	5.9
Net periodic pension income	$(6.8)	$(5.0)	$(16.2)	$(9.6)

	Other Benefits
	For the Three Months Ended		For the Six Months Ended
Components of Other Benefit Expense	July 3, 2014	June 27, 2013	July 3, 2014	June 27, 2013
Service cost	$0.4	$0.6	$1.1	$1.3
Interest cost	0.7	0.5	1.4	1.1
Special termination benefits	0.9	—	0.9	—
Net periodic other benefit expense	$2.0	$1.1	$3.4	$2.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $3.3 for the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2014.  Effective December 31, 2013, the BAE Aerostructures pension plan benefits were frozen due to an amendment which closed the plan. Our projected contributions to the U.K. pension plan for 2014 are $0.5, all of which was contributed by the end of the second quarter of 2014. The entire amount contributed can vary based on exchange rate fluctuations.

17.  Stock Compensation

Holdings has established various stock compensation plans which include restricted share grants. Compensation values are based on the value of Holdings' common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.

On April 30, 2014, the Company’s Board of Directors approved an Omnibus Incentive Plan (the "Omnibus Plan"), which replaces the Executive Incentive Plan, Short-Term Incentive Plan, and Director Stock Plan (collectively referred to as "Prior Plans"). No new awards will be granted under such Prior Plans. Outstanding awards under the Prior Plans will continue to be governed by the terms of such plans until exercised, expired, or otherwise terminated or canceled. The adoption of the Omnibus Plan was non-dilutive to the Company's stockholders.

The Omnibus Plan includes a Long-Term Incentive Award (LTIA) for the 2014 plan year and forward. The awards are based on the new LTIA design that provide both time and performance based incentives.

•	75% of the LTIA is service-based restricted stock that will vest in equal installments over a three-year period.

•	25% of the LTIA is market-based restricted stock that will vest in the third year contingent upon total shareholder return (TSR) compared to the Company’s peers.

For the three months ended July 3, 2014, the Company recognized a net total of $4.3 of stock compensation expense, which is net of stock forfeitures, and includes expense for the Prior Plans and the LTIA under the Omnibus Plan. For the three months ended June 27, 2013, the Company recognized $8.3 of stock compensation expense, net of forfeitures.  The entire $4.3 of stock compensation expense was recorded as selling, general and administrative expense in accordance with FASB authoritative guidance and the amount includes no accelerated vesting expense for participants meeting the conditions for “Qualifying Retirement” under the Short-Term Incentive Plan or “STIP.” Of the total $8.3 of stock compensation expense recorded for the three months ended June 27, 2013, the full amount was recorded as selling, general and administrative expense.

For the six months ended July 3, 2014, the Company recognized a total of $8.0 of stock compensation expense, net of forfeitures, and includes expense for the Prior Plans and LTIA. For the six months ended June 27, 2013, the Company recognized $12.0 of stock compensation expense, net of forfeitures. Of the total $8.0 of stock compensation expense recorded for the six months ended July 3, 2014, the full amount was recorded as selling, general and administrative expense in accordance with FASB authoritative guidance with no accelerated vesting expense for participants meeting the conditions for “Qualifying Retirement” under the STIP as set out in the Proxy Statement for our 2014 annual meeting of stockholders. Of the $12.0 of stock compensation expense recorded for the six months ended June 27, 2013 the full amount was recorded as selling, general and administrative expense, which includes $0.4 of accelerated vesting expense for participants meeting the conditions for “Qualifying Retirement.”

 During the first quarter ended April 3, 2014, 62,080 shares of class A common stock with an aggregate grant date fair value of $1.0 awarded under the STIP vested. Effective in the first quarter of 2014, the Company made the determination to pay its short term incentive awards, which are based on company performance, 100% in cash.

In May 2014, 506,116 shares of class A common stock with an aggregate grant date fair value of $16.8 were granted under the service-based portion of the Company's LTIA under the Omnibus Plan and such shares will vest annually in three equal installments beginning on the one-year anniversary of the grant date. In addition, 124,320 shares of class A common stock with an aggregate grant date fair value of $5.6 were granted under the market-based portion of the Company's LTIA under the Omnibus Plan and such shares are eligible to vest on the three-year anniversary of the grant date depending on total shareholder return compared to the Company's peers. Additionally, 528,230 shares of class A common stock with an aggregate grant date fair value of $11.9 awarded under the Company's Long-Term Incentive Plan vested during the quarter ended July 3, 2014.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

In the second quarter ended July 3, 2014, 25,096 shares of class A common stock with an aggregate grant date fair value of $0.8 were granted under the Company’s Board of Directors portion of the Omnibus Plan and such shares will vest on the one-year anniversary of the grant date. Additionally, 36,932 shares of class A common stock with an aggregate grant date fair value of $0.8 awarded under the Board of Director’s Stock Plan vested during the quarter.

18. Income Taxes

The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax liability at July 3, 2014 and December 31, 2013 was $19.4 and $15.8, respectively. This increase is primarily due to capital allowances taken into taxable income in the United Kingdom (U.K.) netted with a reduction to the Malaysia deferred tax liability as a result of securing the tax holiday.

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

However, the Company has determined that a calculation of an annual effective tax rate would not represent a reliable estimate for its U.S. operations due to historical differences between forecasted and actual U.S. pre-tax earnings and the effect of the Company's U.S. deferred tax valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. Under the discrete method, the Company determines tax expense based upon actual results as if the interim period were an annual period.  The discrete method was used for our U.S. pre-tax income and an annual effective rate was used for our international pre-tax income.

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

 Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company's prior earnings history including the forward losses previously recognized in the U.S., management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. deferred tax assets as of July 3, 2014. At each reporting date, management considers all available positive and negative evidence, both new and historical, that could impact the future realization of deferred tax assets. Management will consider a release of the valuation allowance once there is sufficient positive evidence that it is more likely than not that the deferred tax assets will be realized, or when it is clearly demonstrated that the underlying deferred tax asset has been realized due to positive taxable income in the period the temporary difference was reversed. Any release of the valuation allowance will be recorded as a tax benefit increasing net income or other comprehensive income.

The net valuation allowance was decreased by $35.7 for the six months ended July 3, 2014. The adjustment is related to the realization of certain deferred tax assets within the Company’s discrete method taxable income calculation for the period ending July 3, 2014 and recording an additional valuation allowance against certain state income tax credits.  To the extent that the Company generates positive taxable income and expects, with reasonable certainty, to continue to generate positive income we may release additional valuation allowance in future periods. This release would result in the recognition of certain deferred tax

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

assets and a decrease to income tax expense for the period such release is recorded. The release of all or a portion of the valuation allowance will have a significant effect on our tax expense in the period it is released.

The Company will continue to operate under a tax holiday in Malaysia effective through September 2024. During the first quarter, the Company received formal approval of the tax holiday from the Malaysian tax authorities, with conditional renewals once every five years beginning in September 2014.  As a result of this approval, the Company released $12.2 of tax reserves and $0.7 of deferred tax liabilities into earnings in the first quarter.

The income tax expense for 2014 does not reflect any benefit of the U.S. Federal Research Tax Credit attributable to 2014 as the legislation has not been extended beyond December 2013. Should the legislation be extended during the year, the Company may record additional tax benefits for 2014 Research Tax Credit.

The 18.0% effective tax rate for the six months ended July 3, 2014 differs from the 6.8% effective tax rate for the same period in 2013 primarily due to the U.S. net deferred tax asset valuation allowance decrease in 2014, the Malaysia tax reserve release in 2014, reduced earnings and the tax treatment for long-term contracts in 2013 and the inclusion of 2012 and 2013 U.S. Federal Research Tax Credit in 2013.

The Company is participating in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program for our 2013 tax year.  Additionally, we have been selected for the Compliance Maintenance phase of the CAP program for the 2014 tax year.  The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  HM Revenue & Customs completed its examination of our 2009-2011 U.K. income tax returns with no adjustment to the returns as filed.  The Directorate General of Public Finance is currently examining our 2011 and 2012 France income tax returns.  While a change could result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.

19.  Equity

Earnings per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.

Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of the Company’s outstanding common stock are entitled to any dividend declared by the Board of Directors out of funds legally available for this purpose. No dividend may be declared on the Class A or Class B common stock unless at the same time an equal dividend is paid on every share of Class A and Class B common stock. Dividends paid in shares of the Company’s common stock must be paid, with respect to a particular class of common stock, in shares of that class. The Company does not intend to pay cash dividends on its common stock. In addition, the terms of the Company’s current financing agreements preclude it from paying any cash dividends on its common stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of July 3, 2014, no treasury shares have been reissued or retired.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	July 3, 2014			June 27, 2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$142.6	140.8	$1.01	$(207.3)	141.3	$(1.47)
Income allocated to participating securities	0.8	0.8		(2.1)	1.4
Net income (loss)	$143.4			$(209.4)

Diluted potential common shares		0.8			—
Diluted EPS
Net income (loss)	$143.4	142.4	$1.01	$(209.4)	141.3	$(1.47)

	For the Six Months Ended
	July 3, 2014			June 27, 2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$295.0	141.2	$2.09	$(126.9)	141.1	$(0.90)
Income allocated to participating securities	2.0	1.0		(1.3)	1.5
Net income (loss)	$297.0			$(128.2)

Diluted potential common shares		1.0			—
Diluted EPS
Net income (loss)	$297.0	143.2	$2.07	$(128.2)	141.1	$(0.90)

The balance of outstanding common shares presented in the condensed consolidated balance sheets was 141.2 million and 144.7 million at July 3, 2014 and June 27, 2013, respectively. Included in the outstanding common shares were 2.8 million and 3.3 million of issued but unvested shares at July 3, 2014 and June 27, 2013, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	For the Six Months Ended	For the Twelve Months Ended
	July 3, 2014	December 31, 2013
Pension	$(52.7)	$(52.7)
SERP/Retiree medical	3.1	3.1
Foreign currency impact on long term intercompany loan	(0.7)	(2.2)
Currency translation adjustment	5.9	(2.8)
Total accumulated other comprehensive (loss)	$(44.4)	$(54.6)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Noncontrolling Interest

The balance of noncontrolling interest presented in the consolidated balance sheet was $0.5 and $1.8 at July 3, 2014 and June 27, 2013, respectively. Noncontrolling interest reported in 2013 includes Spirit's interest in a joint venture named Spirit-Progresstech LLC. Spirit sold its interest in that joint venture on December 19, 2013.

20.  Related Party Transactions

The Company paid $0.2 and less than $0.1 to a subsidiary of Onex for services rendered for the three month periods ended July 3, 2014 and June 27, 2013, respectively, and $0.3 and $0.1 for the six month periods ended July 3, 2014 and June 27, 2013, respectively. Management believes the amounts charged were reasonable in relation to the services provided.

A former director and executive of the Company is a member of the Board of Directors of Rockwell Collins, Inc., a supplier of manufacturing parts to the Company.  Under the commercial terms of the arrangement with the supplier, Spirit paid less than $0.1 for the three month periods ended July 3, 2014 and June 27, 2013, and less than $0.1 and $0.1 for the six month periods ended July 3, 2014 and June 27, 2014, respectively. The amounts owed to Rockwell Collins and recorded as accrued liabilities were less than $0.1 as of July 3, 2014 and June 27, 2013.

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

21.  Commitments, Contingencies and Guarantees

Litigation

From time to time the Company is subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, the Company had an accrual of less than $1.0 related to the following litigation matters as of July 3, 2014 and December 31, 2013. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations and cash flows in a particular quarter or fiscal year.

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

On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants included Spirit AeroSystems Holdings, Inc.,

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with Boeing and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income Security Act and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification. The sub-class members who asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there were many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, were (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs initially sought a declaration that they were entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. On June 20, 2013, the district court entered an order dismissing all claims against the Spirit entities with prejudice. Plaintiffs’ claims against Boeing entities remain pending in the litigation. Boeing has announced that the plaintiffs and Boeing agreed on June 12, 2014, to a settlement of this matter, subject to a fairness hearing. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the asset purchase agreement from the Boeing Acquisition between Boeing and Spirit. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

On June 3, 2013, a putative class action lawsuit was commenced against the Company, Jeffrey L. Turner, and Philip D. Anderson in the U.S. District Court for the District of Kansas. The court-appointed lead plaintiffs - two pension funds that claim to represent a class of investors in the Company's stock - filed an amended complaint on April 7, 2014, naming as additional defendants Vice President of the B787 Program Terry J. George and former Senior Vice President of Oklahoma Operations Alexander K. Kummant. The amended complaint alleges that defendants engaged in a scheme to artificially inflate the market price of the Company's stock by making false statements and omissions about certain programs' performance and costs. It contends that the alleged scheme was revealed by the Company’s accrual of $590.0 in forward loss charges on October 25, 2012. The lead

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

plaintiffs seek certification of a class of all persons other than defendants who purchased Holdings securities between May 5, 2011 and October 24, 2012, and seek an unspecified amount of damages on behalf of the putative class. In June 2014, the defendants filed a motion to dismiss the claims set forth in the Amended Complaint. The Company intends to vigorously defend against these allegations, and management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

Guarantees

Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. As of both July 3, 2014 and December 31, 2013, outstanding letters of credit were $19.9. Outstanding guarantees were $23.9 and $24.8 at July 3, 2014 and December 31, 2013, respectively.

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

The following is a roll forward of the service warranty and extraordinary rework balance at July 3, 2014:

Balance, December 31, 2013	$68.7
Charges to costs and expenses	22.8
Exchange rate	0.1
Balance, July 3, 2014	$91.6

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

22.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	July 3, 2014	June 27, 2013	July 3, 2014	June 27, 2013
KDFA bond	$0.8	$0.8	$1.8	$1.7
Rental and miscellaneous income	0.1	—	0.1	0.1
Foreign currency gains (loss)	4.9	0.5	5.1	(10.4)
Total	$5.8	$1.3	$7.0	$(8.6)

Foreign currency gains (losses) are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency.

23.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers.  Approximately 94% of the Company’s net revenues for the six months ended July 3, 2014 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, impact of severe weather event, research and development and unallocated cost of sales.

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

The following table shows segment revenues and operating income for the three and six months ended July 3, 2014 and June 27, 2013:

	Three Months Ended		Six Months Ended
	July 3, 2014	June 27, 2013	July 3, 2014	June 27, 2013
Segment Revenues
Fuselage Systems	$905.0	$732.1	$1,763.3	$1,450.0
Propulsion Systems	460.5	418.6	910.7	793.9
Wing Systems	438.3	368.6	852.5	711.9
All Other	(0.5)	1.4	5.3	7.1
	$1,803.3	$1,520.7	$3,531.8	$2,962.9
Segment Operating Income (Loss)
Fuselage Systems (1)	$132.2	$155.0	$274.2	$281.4
Propulsion Systems (2)	86.2	85.0	166.4	153.4
Wing Systems (3)	71.0	(402.3)	121.0	(381.8)
All Other	0.2	1.8	0.3	3.4
	289.6	(160.5)	561.9	56.4
Corporate SG&A (4)	(54.4)	(54.1)	(114.9)	(98.4)
Impact from severe weather event	—	(6.3)	—	(15.1)
Research and development (5)	(6.8)	(8.6)	(13.1)	(16.1)
Unallocated cost of sales (6)	(12.2)	(9.0)	(23.3)	(20.8)
Total operating income (loss)	$216.2	$(238.5)	$410.6	$(94.0)

(1)
For the six months ended July 3, 2014, net of $0.9 forward loss charge recorded on the Bell V280 helicopter program. Also includes favorable cumulative catch-up adjustments of $2.7 and $8.6 for the three and six months ended July 3, 2014, respectively. Inclusive of $5.0 forward loss charge recorded for B747-8 for the second quarter of 2013 and $27.8 and $32.5 favorable cumulative catch-up adjustments related to the three and six months ended June 27, 2013, respectively.

(2)
Includes favorable cumulative catch-up adjustments of $5.0 and $8.3 for the three and six months ended July 3, 2014, respectively. Inclusive of $4.0 forward loss charge and $8.4 reduction of forward loss charge due to change in estimate recorded for the B767 and Rolls-Royce BR725 programs, respectively, for the second quarter of 2013 and $11.5 and $18.7 favorable cumulative catch-up adjustments for the three and six months ended June 27, 2013, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

(3)
For the six months ended July 3, 2014, net of $0.3 forward loss charge recorded on the G280 wing program. Also includes favorable cumulative catch-up adjustments of $11.7 and $13.3 for the three and six months ended July 3, 2014, respectively. Inclusive of $22.0 and $37.3 forward loss charge recorded for the B787 wing program for the three and six months ended June 27, 2013, respectively; $191.5 forward loss charge for the second quarter of 2013 for the G280 program; and $234.2 forward loss charge recorded in the second quarter of 2013 for the G650 program. Also includes $1.3 and $0.5 favorable cumulative catch-up adjustments related to the three and six months ended June 27, 2013, respectively.

(4)
For the three months ended June 27, 2013, corporate SG&A of $1.8, $0.9 and $1.2 was reclassified from segment operating income for the Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation. For the six months ended June 27, 2013, corporate SG&A of $4.1, $2.1 and $2.4 was reclassified from segment operating income for Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

(5)
For the three months ended June 27, 2013, research and development of $3.2, $2.5 and $0.9 was reclassified from segment operating income for Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation. For the six months ended June 27, 2013, research and development of $5.9, $4.4 and $2.0 was reclassified from segment operating income for Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

(6)
Includes $11.6 and $22.6 of warranty reserve for the three and six month periods ended July 3, 2014, respectively. Includes $9.2 and $19.2 of warranty reserve and $(0.2) and $1.6 related to early retirement incentives for the three and six month periods ended June 27, 2013, respectively.

24.  Condensed Consolidating Financial Information

The 2017 Notes, the 2020 Notes, and the 2022 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and its 100% owned domestic subsidiaries, other than Spirit (the “Subsidiary Guarantors”).

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent company;

(ii)	Spirit, as the subsidiary issuer of the 2017 Notes, the 2020 Notes, and the 2022 Notes;

(iii)	The Subsidiary Guarantors, on a combined basis, as guarantors of the 2017 Notes, the 2020 Notes, and the 2022 Notes;

(iv)	The Company’s subsidiaries, other than the Subsidiary Guarantors, which are not guarantors of the 2017 Notes, the 2020 Notes, and the 2022 Notes (the “Subsidiary Non-Guarantors”), on a combined basis;

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Three Months Ended July 3, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,660.5	$100.0	$209.7	$(166.9)	$1,803.3
Operating costs and expenses
Cost of sales	—	1,421.0	97.2	174.6	(166.9)	1,525.9
Selling, general and administrative	(0.4)	49.6	0.8	4.4	—	54.4
Research and development	—	6.8	—	—	—	6.8
Total operating costs and expenses	(0.4)	1,477.4	98.0	179.0	(166.9)	1,587.1
Operating income	0.4	183.1	2.0	30.7	—	216.2
Interest expense and financing fee amortization	—	(20.6)	—	(2.7)	2.5	(20.8)
Interest income	—	2.6	—	—	(2.5)	0.1
Other income, net	—	0.8	—	5.0	—	5.8
Income before income taxes and equity in net income (loss) of affiliate and subsidiaries	0.4	165.9	2.0	33.0	—	201.3
Income tax benefit (provision) benefit	0.3	(51.2)	(0.8)	(6.4)	—	(58.1)
Income before equity in net income (loss) of affiliate and subsidiaries	0.7	114.7	1.2	26.6	—	143.2
Equity in net income (loss) of affiliate	0.2	—	—	0.2	(0.2)	0.2
Equity in net income (loss) of subsidiaries	142.5	27.8	—	—	(170.3)	—
Net income (loss)	143.4	142.5	1.2	26.8	(170.5)	143.4
Other comprehensive income (loss)	10.0	—	—	10.0	(10.0)	10.0
Comprehensive income (loss)	$153.4	$142.5	$1.2	$36.8	$(180.5)	$153.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Three Months Ended June 27, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,378.5	$42.6	$181.3	$(81.7)	$1,520.7
Operating costs and expenses
Cost of sales	—	1,577.5	35.8	158.6	(81.7)	1,690.2
Selling, general and administrative	0.1	48.2	0.6	5.2	—	54.1
Impact from severe weather event	—	6.3	—	—	—	6.3
Research and development	—	8.2	0.1	0.3	—	8.6
Total operating costs and expenses	0.1	1,640.2	36.5	164.1	(81.7)	1,759.2
Operating (loss) income	(0.1)	(261.7)	6.1	17.2	—	(238.5)
Interest expense and financing fee amortization	—	(17.0)	—	(3.0)	2.7	(17.3)
Interest income	—	2.7	—	—	(2.7)	—
Other income (expense), net	—	0.9	(0.1)	0.5	—	1.3
(Loss) income before income taxes and equity in net (loss) income of affiliate and subsidiaries	(0.1)	(275.1)	6.0	14.7	—	(254.5)
Income tax (provision) benefit	(0.1)	49.5	(2.2)	(2.2)	—	45.0
(Loss) income before equity in net (loss) income of affiliate and subsidiaries	(0.2)	(225.6)	3.8	12.5	—	(209.5)
Equity in net (loss) income of affiliate	0.1	—	—	0.1	(0.1)	0.1
Equity in net (loss) income of subsidiaries	(209.3)	16.4	—	—	192.9	—
Net (loss) income	(209.4)	(209.2)	3.8	12.6	192.8	(209.4)
Other comprehensive income (loss)	0.8	0.2	—	0.8	(1.0)	0.8
Comprehensive (loss) income	$(208.6)	$(209.0)	$3.8	$13.4	$191.8	$(208.6)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Six Months Ended July 3, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$3,274.1	$187.0	$415.5	$(344.8)	$3,531.8
Operating costs and expenses
Cost of sales	—	2,798.8	182.1	357.1	(344.8)	2,993.2
Selling, general and administrative	1.1	103.5	1.4	8.9	—	114.9
Research and development	—	12.5	—	0.6	—	13.1
Total operating costs and expenses	1.1	2,914.8	183.5	366.6	(344.8)	3,121.2
Operating (loss) income	(1.1)	359.3	3.5	48.9	—	410.6
Interest expense and financing fee amortization	—	(55.8)	—	(5.5)	5.1	(56.2)
Interest income	—	5.2	—	0.1	(5.1)	0.2
Other income, net	—	1.7	—	5.3	—	7.0
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(1.1)	310.4	3.5	48.8	—	361.6
Income tax benefit (provision) benefit	0.2	(67.8)	(1.3)	3.9	—	(65.0)
(Loss) income before equity in net (loss) income of affiliates and subsidiaries	(0.9)	242.6	2.2	52.7	—	296.6
Equity in net (loss) income of affiliates	0.4	—	—	0.4	(0.4)	0.4
Equity in net (loss) income of subsidiaries	297.5	54.8	—	—	(352.3)	—
Net (loss) income	297.0	297.4	2.2	53.1	(352.7)	297.0
Other comprehensive (loss) income	10.2	—	—	10.2	(10.2)	10.2
Comprehensive (loss) income	$307.2	$297.4	$2.2	$63.3	$(362.9)	$307.2

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Six Months Ended June 27, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$2,690.6	$91.1	$347.0	$(165.8)	$2,962.9
Operating costs and expenses
Cost of sales	—	2,703.3	81.0	308.8	(165.8)	2,927.3
Selling, general and administrative	1.1	85.7	1.5	10.1	—	98.4
Impact from severe weather event	—	15.1	—	—	—	15.1
Research and development	—	15.2	0.1	0.8	—	16.1
Total operating costs and expenses	1.1	2,819.3	82.6	319.7	(165.8)	3,056.9
Operating (loss) income	(1.1)	(128.7)	8.5	27.3	—	(94.0)
Interest expense and financing fee amortization	—	(34.4)	—	(5.6)	5.1	(34.9)
Interest income	—	5.2	—	—	(5.1)	0.1
Other income (expense), net	—	1.7	—	(10.3)	—	(8.6)
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(1.1)	(156.2)	8.5	11.4	—	(137.4)
Income tax (provision) benefit	(0.1)	14.4	(3.2)	(1.8)	—	9.3
(Loss) income before equity in net (loss) income of affiliate and subsidiaries	(1.2)	(141.8)	5.3	9.6	—	(128.1)
Equity in net (loss) of affiliate	(0.1)	—	—	(0.1)	0.1	(0.1)
Equity in net (loss) income of subsidiaries	(126.9)	15.0	—	—	111.9	—
Net (loss) income	(128.2)	(126.8)	5.3	9.5	112.0	(128.2)
Other comprehensive (loss) income	(12.7)	0.4	—	(13.1)	12.7	(12.7)
Comprehensive (loss) income	$(140.9)	$(126.4)	$5.3	$(3.6)	$124.7	$(140.9)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

 Condensed Consolidating Balance Sheet
July 3, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$350.9	$—	$30.7	$—	$381.6
Accounts receivable, net	—	833.5	19.5	232.2	(356.1)	729.1
Inventory, net	—	1,315.7	215.1	344.6	—	1,875.4
Deferred tax asset - current	—	26.3	—	—	—	26.3
Other current assets	—	21.3	—	4.0	—	25.3
Total current assets	—	2,547.7	234.6	611.5	(356.1)	3,037.7
Property, plant and equipment, net	—	1,289.8	309.4	193.8	—	1,793.0
Pension assets	—	246.2	—	23.9	—	270.1
Investment in subsidiary	900.2	281.5	—	—	(1,181.7)	—
Equity in net assets of subsidiaries	761.9	175.1	—	—	(937.0)	—
Other assets	—	435.7	80.0	24.9	(420.0)	120.6
Total assets	$1,662.1	$4,976.0	$624.0	$854.1	$(2,894.8)	$5,221.4
Current liabilities
Accounts payable	$—	$582.6	$239.6	$188.6	$(356.0)	$654.8
Accrued expenses	—	230.1	0.8	27.6	—	258.5
Profit sharing	—	48.1	—	2.3	—	50.4
Current portion of long-term debt	—	5.7	—	4.2	—	9.9
Advance payments, short-term	—	71.4	—	—	—	71.4
Deferred revenue, short-term	—	24.7	—	2.3	—	27.0
Deferred grant income liability - current	—	—	8.1	1.3	—	9.4
Other current liabilities	—	151.6	—	2.0	—	153.6
Total current liabilities	—	1,114.2	248.5	228.3	(356.0)	1,235.0
Long-term debt	—	1,133.2	80.0	277.2	(340.0)	1,150.4
Advance payments, long-term	—	750.6	—	—	—	750.6
Pension/OPEB obligation	—	73.2	—	—	—	73.2
Deferred grant income liability - non-current	—	—	71.6	33.0	—	104.6
Deferred revenue and other deferred credits	—	21.5	—	7.7	—	29.2
Other liabilities	—	270.6	—	25.7	(80.0)	216.3
Total equity	1,662.1	1,612.7	223.9	282.2	(2,118.8)	1,662.1
Total liabilities and shareholders’ equity	$1,662.1	$4,976.0	$624.0	$854.1	$(2,894.8)	$5,221.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$359.2	$—	$61.5	$—	$420.7
Accounts receivable, net	—	643.3	15.3	214.5	(322.3)	550.8
Inventory, net	—	1,340.2	208.7	293.7	—	1,842.6
Deferred tax asset-current	—	25.2	—	1.7	—	26.9
Other current assets	—	100.7	—	2.5	—	103.2
Total current assets	—	2,468.6	224.0	573.9	(322.3)	2,944.2
Property, plant and equipment, net	—	1,308.0	305.3	190.0	—	1,803.3
Pension assets	—	231.1	—	21.5	—	252.6
Investment in subsidiary	1,026.3	281.5	—	—	(1,307.8)	—
Equity in net assets of subsidiaries	454.7	119.4	—	—	(574.1)	—
Other assets	—	422.4	80.0	24.2	(419.5)	107.1
Total assets	$1,481.0	$4,831.0	$609.3	$809.6	$(2,623.7)	$5,107.2
Current liabilities
Accounts payable	$—	$666.5	$224.2	$185.2	$(322.2)	$753.7
Accrued expenses	—	189.9	0.5	30.2	—	220.6
Profit sharing	—	35.7	—	2.7	—	38.4
Current portion of long-term debt	—	12.9	—	3.9	—	16.8
Advance payments, short-term	—	133.5	—	—	—	133.5
Deferred revenue, short-term	—	15.7	—	4.1	—	19.8
Deferred grant income liability - current	—	—	7.3	1.3	—	8.6
Other current liabilities	—	137.1	—	7.1	—	144.2
Total current liabilities	—	1,191.3	232.0	234.5	(322.2)	1,335.6
Long-term debt	—	1,131.4	80.0	278.6	(339.5)	1,150.5
Advance payments, long-term	—	728.9	—	—	—	728.9
Pension/OPEB obligation	—	69.8	—	—	—	69.8
Deferred grant income liability - non-current	—	—	75.6	32.6	—	108.2
Deferred revenue and other deferred credits	—	22.7	—	8.2	—	30.9
Other liabilities	—	245.6	—	36.7	(80.0)	202.3
Total equity	1,481.0	1,441.3	221.7	219.0	(1,882.0)	1,481.0
Total liabilities and shareholders’ equity	$1,481.0	$4,831.0	$609.3	$809.6	$(2,623.7)	$5,107.2

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended July 3, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$297.0	$86.1	$18.1	$(23.9)	$(167.8)	$209.5
Investing activities
Purchase of property, plant and equipment	—	(68.1)	(18.1)	(3.4)	—	(89.6)
Proceeds from sale of assets	—	0.4	—	—	—	0.4
Investment in equity of subsidiaries	129.2	—	—	—	(129.2)	—
Equity in net assets of subsidiaries	(297.0)	—	—	—	297.0	—
Other	—	2.3	—	(2.3)	—	—
Net cash (used in) investing activities	(167.8)	(65.4)	(18.1)	(5.7)	167.8	(89.2)
Financing activities
Proceeds from issuance of bonds	—	300.0	—	—	—	300.0
Principal payments of debt	—	(10.0)	—	(1.9)	—	(11.9)
Collection on (repayment of) intercompany debt	—	(0.5)	—	0.5	—	—
Payments on bonds	—	(300.0)	—	—	—	(300.0)
Excess tax benefits from share-based payment arrangements	—	2.3	—	—	—	2.3
Debt issuance and financing costs	—	(20.8)	—	—	—	(20.8)
Purchase of treasury stock	(129.2)	—	—	—	—	(129.2)
Net cash (used in) financing activities	(129.2)	(29.0)	—	(1.4)	—	(159.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	0.2
Net (decrease) in cash and cash equivalents for the period	—	(8.3)	—	(30.8)	—	(39.1)
Cash and cash equivalents, beginning of period	—	359.2	—	61.5	—	420.7
Cash and cash equivalents, end of period	$—	$350.9	$—	$30.7	$—	$381.6

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 27, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$(128.2)	$(2.1)	$6.3	$10.1	$128.2	$14.3
Investing activities
Purchase of property, plant and equipment	—	(107.6)	(6.3)	(5.4)	—	(119.3)
Purchase of property, plant and equipment - severe weather event	—	(15.7)	—	—	—	(15.7)
Proceeds from the sale of assets	—	0.1	—	—	—	0.1
Equity in net assets of subsidiaries	128.2	—	—	—	(128.2)	—
Other	—	3.4	—	(0.9)	—	2.5
Net cash provided by (used in) investing activities	128.2	(119.8)	(6.3)	(6.3)	(128.2)	(132.4)
Financing activities
Principal payments of debt	—	(2.0)	—	(2.0)	—	(4.0)
Collection on (repayment of) intercompany debt	—	6.0	—	(6.0)	—	—
Excess tax benefits from share-based payment arrangements	—	0.4	—	—	—	0.4
Net cash provided by (used in) financing activities	—	4.4	—	(8.0)	—	(3.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.0)	—	(2.0)
Net (decrease) in cash and cash equivalents for the period	—	(117.5)	—	(6.2)	—	(123.7)
Cash and cash equivalents, beginning of period	—	369.1	—	71.6	—	440.7
Cash and cash equivalents, end of period	$—	$251.6	$—	$65.4	$—	$317.0

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” “will,” and other similar words or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (our “2013 Form 10-K”), filed with the Securities and Exchange Commission ("SEC") on February 19, 2014 and our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2014 (our "Q1 2014 Form 10-Q"), filed with the SEC on May 2, 2014. See also “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Recent Events

On May 1, 2014, Spirit called for redemption the remaining $72.8 million of the 2017 Notes outstanding following the expiration of Spirit's tender offer for any and all of the 2017 Notes, for an aggregate purchase price of $73.3 million, inclusive of accrued and unpaid interest. The Company also incurred a call premium of $2.7 million. Following this redemption, none of the 2017 Notes remained outstanding.

On May 8, 2014, the Company, as approved by the Board of Directors upon recommendation of the Audit Committee, dismissed PricewaterhouseCoopers LLP (“PwC”) as its independent registered public accounting firm, effective immediately. On May 12, 2014, the Company appointed Ernst & Young LLP ("E&Y") to serve as its independent registered public accounting firm for the fiscal year ending December 31, 2014. These decisions were the result of a competitive process conducted by the Company to determine the Company’s independent registered public accounting firm. The Audit Committee invited several firms to participate in this process, including PwC, the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2013 and prior fiscal years.

On June 3, 2014, the Company entered into Amendment No. 4 to its senior secured Credit Agreement. The amendment permits the Company to incur certain debt and make certain restricted payments during the suspension period currently imposed upon the Company.

On June 4, 2014, the Company, affiliates of Onex Corporation (collectively, "Onex"), and certain current and former members of Spirit management entered into an underwriting agreement for the sale by the stockholders of 8,168,351 shares of the Company’s class A common stock in a secondary public offering. In connection with the secondary public offering, the Company repurchased 4 million shares of its class A common stock from the underwriters. As a result of the transaction, Onex relinquished voting control of the Company and the Company ceased to be a "controlled company" under New York Stock Exchange ("NYSE") rules. Following completion of the offering, Onex holds approximately 6% of the total Company stockholder voting power.

On July 29, 2014, the Company’s Board of Directors approved an increase in the size of the Board from 10 to 11 members, and elected Mr. John L. Plueger to fill the newly created vacancy, effective immediately.  Mr. Plueger, 60, is currently president and chief operating officer of Air Lease Corporation (“ALC”), a post he has held since March 2010. Mr. Plueger will receive Board and committee retainer fees paid to non-management directors in accordance with the Company’s policies, as described in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders, filed with the SEC on March 26, 2014.

Overview

We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselage systems, propulsion systems and wing systems for commercial and military aircraft. For the three months ended July 3, 2014, we generated net revenues of $1,803.3 million and net income of $143.4 million and for the six months ended July 3, 2014, we generated net revenues of $3,531.8 million and net income of $297.0 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas.  The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program.  The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas.  The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 26%, 24% and less than 1%, respectively, of our net revenues for the three months ended July 3, 2014, and 50%, 26%, 24% and less than 1%, respectively, of our net revenues for the six months ended July 3, 2014.

Management’s Focus

The Company’s focus is on ensuring that our strategy and our operational and cost performance are world class. Throughout 2013 and continuing into 2014, we have undertaken specific actions that highlight our commitment. In 2013, we conducted a series of comprehensive strategic and financial reviews of our development programs at our Tulsa, Wichita, Kinston and St. Nazaire sites which resulted in the commencement of a process to sell our Oklahoma facilities. Certain of our maturing programs, including the Gulfstream G280 and G650 wing programs and the B787 wing program, are produced at these facilities. We may ultimately decide to sell only a portion of, or certain programs produced at, our Oklahoma facilities, to sell separate portions and/or programs to different buyers, or to retain the facilities in their entirety. This decision aligns with our strategy to focus on the commercial aerospace and defense segments of the marketplace. We are also committed to reducing internal cost, as demonstrated by the reduction in workforce activities completed in 2013, and improving operational efficiency through centralization of functions. Additionally, we continue to align the business around our customers and programs with strong emphasis on markets, business management, program management, production and supply chain. We also added new executive talent and reassigned existing executive talent in an effort to strengthen performance in certain areas of our business. We anticipate taking additional actions in the near-term as we continue to focus on positioning the Company for future success.

New and Maturing Programs

We are currently performing work on several new and maturing programs, which are in various stages of development. These programs carry risks associated with design responsibility, development of production tooling, production inefficiencies during the initial phases of production, hiring and training of qualified personnel, increased capital and funding commitments, supplier performance, delivery schedules and unique contractual requirements. Our success depends on our ability to achieve performance obligations on new or maturing programs to our customer's satisfaction and manufacture products at our estimated cost.

In order to continue to reduce risk on our new and maturing programs, it will be critical that we successfully perform under revised design and manufacturing plans, achieve forecasted cost reductions as we enter increasing levels of production, meet customer delivery schedules, successfully resolve claims and assertions, and negotiate pricing with our customers and suppliers.

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

A350 XWB

We continue to support the development of the A350 XWB program through two contracts we have with our customer, a fuselage contract and a wing contract, both of which are segmented into a non-recurring design engineering phase and a recurring production phase. We continue to record margins at break-even to reflect an increase in identified risk profile on these programs.

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

Our A350 XWB fuselage recurring program has experienced various production inefficiencies which resulted in previously recorded forward losses, mostly driven by early development discovery and engineering change to the aircraft design, as well as higher test and transportation costs. Airbus is assisting us as we work through these issues and has provided additional resources to work alongside our personnel. There continues to be risk of additional forward loss associated with the fuselage recurring contract as we work through production issues.

Although we continue to project margins on the A350 XWB fuselage and wing contracts to be break-even, there is still a substantial amount of risk similar to what we have experienced on other development programs. Specifically, our ability to successfully negotiate favorable terms with our suppliers, manage supplier performance, execute cost reduction strategies, hire and retain skilled production and management personnel, execute quality and manufacturing processes, manage program schedule delays and adjust to higher rate schedules, among other risks, will determine the ultimate performance of this program or these contracts.

B787 Program

As we move into a higher production rate on this program, our performance at the current contracted price depends on our continued ability to achieve cost reductions in manufacturing and support labor as well as supply chain. Continuous improvement in our cost structure has been ongoing since the beginning of the program as design engineering for both the B787-8 and B787-9 derivatives were finalized and manufacturing plans were solidified. Near-term cost improvement efforts will focus on efficiency gains within our manufacturing process and execution of sourcing strategies.

We have not yet established pricing for the B787-9, B787-10 or any future derivatives. Our supply agreement for the B787 program (the "B787 Supply Agreement") provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties. The parties have engaged in discussions concerning how to determine initial B787-9 and B787-10 pricing, and have not yet reached agreement. Our ability to successfully negotiate fair and equitable prices for these models as well as overall B787 delivery volumes and our ability to achieve forecasted cost improvements on all B787 models are key factors in achieving the projected financial performance for this program.

Pending final price negotiations, we have recognized revenue for B787-9 deliveries based on our invoiced pricing to Boeing. For B787-9 deliveries in our first B787 contract block, we have applied the appropriate accounting guidance for unpriced change orders in estimating revenues which will also be updated in the quarter in which final pricing is negotiated.

G280 and G650 Programs

The Gulfstream G280 and G650 programs face near-term risks that include our ability to execute our contractual work statement, achieve supply chain cost reductions, and successfully perform to manufacturing plans and delivery schedules. Business jet market fluctuations caused by changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market, also present risk to these programs. The G650 program has significant near-term risk as we work with our customer to resolve certain commercial issues related to Gulfstream's contention that delivered units failed to meet schedule and weight requirements.

As we worked with Gulfstream to meet its production demand, we negotiated a temporary transfer of a portion of our work scope for the G650 wing to Gulfstream for completion. We continue to experience production challenges which have affected our ability to meet scheduled deliveries. As a result, we changed our assumptions to extend the duration of the work transfer and updated our estimates regarding this temporarily transferred work scope which is accounted for as a reduction in forecasted revenue. As described in more detail in Note 21, "Commitments, Contingencies and Guarantees," we instituted a demand for arbitration against Gulfstream to resolve certain contractual disputes primarily related to engineering changes made by Gulfstream and the impact of those changes to weight and delivery schedules as well as for incomplete payments to Spirit. We continually assess these contractual items and adjust our estimates as appropriate each quarter. Changes in these particular estimates could result in additional forward losses recognized on the G650 program.

Our cost estimates at completion for the Gulfstream G280 and G650 programs include significant cost reductions primarily related to sourcing opportunities projected to be realized between 2014 and 2018. These sourcing opportunities and related savings amounts are based on the experience of the supply chain team and operational management. We continue to work with our suppliers to negotiate favorable contract pricing. Our ability to achieve forecasted cost improvements will depend upon our success in negotiating supplier price reductions. Changes in the supply chain cost reduction estimates could result in additional forward losses.

The labor cost forecasts within the contract estimates for the G280 and G650 programs are based on certain assumptions, including the level of disruption expected in the future. In our contract estimates, we assume that certain disruptions to the manufacturing line caused by (i) supplier quality issues and late deliveries, (ii) customer inspections occurring in our facilities and (iii) our own manufacturing quality issues would be resolved in 2014. Changes in these conditions could result in additional forward losses.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended			Six Months Ended
	July 3, 2014	June 27, 2013	Percentage Change to Prior Year	July 3, 2014	June 27, 2013	Percentage Change to Prior Year
	($ in millions)			($ in millions)
Net revenues	$1,803.3	$1,520.7	19%	$3,531.8	2,962.9	19%
Operating costs and expenses
Cost of sales	1,525.9	1,690.2	(10)%	2,993.2	2,927.3	2%
Selling, general and administrative	54.4	54.1	1%	114.9	98.4	17%
Impact from severe weather event	—	6.3	(100)%	—	15.1	(100)%
Research and development	6.8	8.6	(21)%	13.1	16.1	(19)%
Operating income (loss)	216.2	(238.5)	191%	410.6	(94.0)	537%
Interest expense and financing fee amortization	(20.8)	(17.3)	20%	(56.2)	(34.9)	61%
Interest income	0.1	—	100%	0.2	0.1	100%
Other income (expense), net	5.8	1.3	346%	7.0	(8.6)	181%
Income (loss) before income taxes and equity in net income (loss) of affiliate	201.3	(254.5)	179%	361.6	(137.4)	363%
Income tax (provision) benefit	(58.1)	45.0	(229)%	(65.0)	9.3	(799)%
Income (loss) before equity in net income (loss) of affiliate	143.2	(209.5)	168%	296.6	(128.1)	332%
Equity in net income (loss) of affiliate	0.2	0.1	100%	0.4	(0.1)	500%
Net income (loss)	$143.4	$(209.4)	168%	$297.0	$(128.2)	332%

Comparative shipset deliveries by model are as follows:

	Three Months Ended		Six Months Ended
Model	July 3, 2014	June 27, 2013	July 3, 2014	June 27, 2013
B737	130	115	255	221
B747	4	4	9	10
B767	3	5	6	11
B777	26	25	52	49
B787	33	14	64	31
Total Boeing	196	163	386	322
A320 Family(1)	121	131	249	260
A330/340	30	30	60	57
A350	5	1	7	3
A380	7	10	14	17
Total Airbus	163	172	330	337
Business/Regional Jets	33	19	68	39
Total	392	354	784	698

(1) 2013 A320 deliveries have been updated for the purpose of measuring wing ship set deliveries, from weighted average to total ship set.

For purposes of measuring production or shipset deliveries for Boeing aircraft in a given period, the term “shipset” refers to sets of structural fuselage components produced or delivered for one aircraft in such period. For purposes of measuring production or shipset deliveries for Airbus and Business/Regional Jet aircraft in a given period, the term “shipset” refers to all structural aircraft components produced or delivered for one aircraft in such period. For the purposes of measuring wing shipset deliveries, the term "shipset" refers to all wing components produced or delivered for one aircraft in such period. Other components which are part of the same aircraft shipsets could be produced or shipped in earlier or later accounting periods than the components used to measure production or shipset deliveries, which may result in slight variations in production or delivery quantities of the various shipset components in any given period.

Net revenues by prime customer are as follows:

	Three Months Ended		Six Months Ended
Prime Customer	July 3, 2014	June 27, 2013	July 3, 2014	June 27, 2013
	($ in millions)		($ in millions)
Boeing	$1,503.7	$1,306.5	$2,976.4	$2,533.2
Airbus	190.2	142.7	338.8	282.4
Gulfstream	54.2	19.8	104.4	50.6
Sikorsky	4.7	5.4	8.1	7.9
Other	50.5	46.3	104.1	88.8
Total net revenues	$1,803.3	$1,520.7	$3,531.8	$2,962.9

Forward Loss Charges

We did not recognize forward loss charges on any of our programs in the second quarter of 2014. During the second quarter of 2013, we recognized a reduction in forward loss charge of $8.4 million on the BR725 program and forward loss charges of $234.2 million on the G650 wing program, $191.5 million on the G280 wing program, $22.0 million on the B787 wing program, $5.0 million on the B747 fuselage program and $4.0 million on the B767 propulsion program (collectively referred to as "Q2 2013 QTD Forward Loss Charges").
During the first six months of 2014, we recognized forward loss charges of $0.9 million and $0.3 million on the Bell V280 helicopter and G280 wing programs, respectively (collectively referred to as "Q2 2014 YTD Forward Loss Charges").  During the first six months of 2013, we recognized a reduction in forward loss charge of $8.4 million on the BR725 and additional forward loss charges of $234.2 million on the G650 wing program, $191.5 million on the G280 wing program, $37.3 million on the B787 wing program, $5.0 million on the B747 fuselage program and $4.0 million on the B767 propulsion program (collectively referred to as "Q2 2013 YTD Forward Loss Charges").

Three Months Ended July 3, 2014 as Compared to Three Months Ended June 27, 2013

Net Revenues.  Net revenues for the three months ended July 3, 2014 were $1,803.3 million, an increase of $282.6 million, or 19%, compared with net revenues of $1,520.7 million for the same period in the prior year. The increase in net revenues was primarily due to approximately $280.8 million of higher production volume driven by customer delivery schedules and production rates, partially offset by lower production volume on Boeing twin aisle programs driven by customer delivery schedules. Net revenues from aftermarket increased by approximately $8.0 million due to higher spares orders. Non-recurring revenue, which includes design and development efforts, was lower by approximately $4.3 million primarily due to a decrease in design and development activities on the B787, B767, and C-Series programs, partially offset by an increase in design and development activities on the A350 XWB non-recurring fuselage and B737 MAX. Approximately 94% of Spirit’s net revenues for the second quarter of 2014 came from our two largest customers, Boeing and Airbus.

Deliveries to Boeing increased by 20% to 196 shipsets during the second quarter of 2014, primarily driven by higher production rates on certain Boeing models, as compared to 163 shipsets delivered in the same period of the prior year. Deliveries to Airbus slightly decreased to 163 shipsets during the second quarter of 2014, as compared to 172 shipsets delivered in the same period of the prior year. Deliveries of business/regional jet wing and wing components increased by 74% to 33 shipsets during the second quarter of 2014, primarily driven by customer delivery schedules, as compared to 19 shipsets delivered in the same period of the prior year. In total, shipset deliveries increased overall by 11% to 392 shipsets during the second quarter of 2014, as compared to 354 shipsets for the same period in the prior year.

On April 8, 2014, we entered into a Memorandum of Agreement ("MOA") with Boeing that established pricing terms for the B737, B747, B767 and B777 platforms, as set forth under the Supply Agreement, commencing on April 1, 2014 and ending on December 31, 2015. Prices will continue to be adjusted each year based on a quantity-based price adjustment formula described in the Supply Agreement, as amended by the MOA, whereby average per-unit prices are higher at lower volumes. Prices continue to be subject to other adjustments provided for under the Supply Agreement. The new pricing terms were not applied to the period prior to April 1, 2014. The new prices do not apply to the 737 MAX, for which recurring pricing has not yet been agreed.

Cost of Sales.  Cost of sales as a percentage of net revenues was 85% for the three months ended July 3, 2014, as compared to 111% for the same period in the prior year.  In the second quarter of 2014, we recorded $19.4 million of favorable cumulative catch-up adjustments related to periods prior to the second quarter of 2014, primarily driven by productivity and efficiency improvements on mature programs. In the same period of 2013, we recorded a net favorable $40.6 million cumulative catch-up adjustment related to periods prior to the second quarter of 2013, offset by the Q2 2013 QTD Forward Loss Charges.

SG&A, Impact from Severe Weather Event, and Research and Development.  SG&A expense was $0.3 million higher for the three months ended July 3, 2014, compared to the same period in the prior year. Expenditures associated with Impact from Severe Weather Event concluded in 2013. During the second quarter of 2013, we recorded $6.3 million of incremental costs associated with property repairs, clean up and recovery costs related to the severe weather event. Research and development expense was $1.8 million lower for the three months ended July 3, 2014, compared to the same period in the prior year, primarily driven by slowing of R&D spending.

Operating Income.  Operating income for the three months ended July 3, 2014 was $216.2 million, an increase of $454.7 million, or 191%, compared to operating loss of $238.5 million for the same period in the prior year. The increase was primarily due to the absence of charges similar in nature to those recorded in the second quarter of 2013, that are discussed above, and, to a lesser extent, higher production volumes during the second quarter of 2014.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended July 3, 2014 includes $17.8 million of interest and fees paid or accrued in connection with long-term debt and $3.0 million in amortization of deferred financing costs and original issue discount, compared to $15.7 million of interest and fees paid or accrued in connection with long-term debt and $1.6 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. During the second quarter of 2014, we recognized an additional charge of $2.0 million for write-down of deferred financing costs, original issue discount, and third party fees related to Amendment No. 3 of our senior secured credit facility and the redemption of our 2017 Notes using proceeds from the issuance of our 2022 Notes. Additionally, on May 1, 2014, Spirit called for redemption the remaining 2017 Notes outstanding which resulted in a call premium of $2.7 million recorded to interest expense. These charges were offset by lower interest expense resulting from an interest rate of 5.25% on the 2022 Notes, compared to the interest expense recorded in the same period of the prior year on the 2017 Notes which had an interest rate of 7.5%.

Interest Income.  Interest income was $0.1 million for the three months ended July 3, 2014, as compared to less than $0.1 million for the same period in the prior year.

Other Income (Expense), net. Other income (expense), net for the three months ended July 3, 2014 was $5.8 million of other income, compared to $1.3 million of other income for the same period in the prior year. The increase was primarily driven by foreign exchange rate fluctuations as the British Pound strengthened against the U.S. Dollar. We recognized foreign currency gains on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency.

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

However, the Company has determined that a calculation of an annual effective tax rate would not represent a reliable estimate for its U.S. operations due to historical differences between forecasted and actual U.S. pre-tax earnings and the effect of the Company's U.S. deferred tax valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. Under the discrete method, the Company determines tax expense based upon actual results as if the interim period were an annual period.  The discrete method was used for our U.S. pre-tax income and an annual effective rate was used for our international pre-tax income.

 Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. deferred tax assets as of July 3, 2014. The net valuation allowance was decreased by $4.2 million for the three months ended July 3, 2014. The adjustment is related to the realization of certain deferred tax assets within the Company’s discrete method taxable income calculation for the period ending July 3, 2014 and recording an additional valuation allowance against certain state income tax credits.  To the extent that the Company generates positive taxable income and expects, with reasonable certainty, to continue to generate positive income we may release additional valuation allowance in future periods. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. The release of all or a portion of the valuation allowance may have a significant effect on our tax expense in the period it is released.

The income tax provision for the three months ended July 3, 2014 includes $50.2 million for federal taxes, $1.5 million for state taxes and $6.4 million for foreign taxes. The income tax provision for the three months ended June 27, 2013 includes $(47.2) million for federal taxes, $(0.1) million for state taxes and $2.3 million for foreign taxes. The effective tax rate for the three months ended July 3, 2014 was 28.8% as compared to 17.7% for 2013. The difference in the effective tax rate recorded for 2014 as compared to 2013 related primarily to the U.S. net deferred tax asset valuation allowance decrease in 2014, reduced earnings and the tax treatment for long-term contracts in 2013 and the inclusion of 2012 and 2013 U.S. Federal Research Tax Credit in 2013. The decrease from the U.S. statutory tax rate is attributable primarily to the inclusion of U.S. net deferred tax asset valuation allowance decrease, qualified domestic production activities deduction and foreign tax rates less than the U.S. rate.

Our income tax expense for 2014 does not reflect any benefit of the Research Tax Credit attributable to 2014 as the legislation has not been extended beyond December, 2013. Should the legislation be extended during the year, the Company may record additional tax benefits for 2014 Research Tax Credit.

Segments.  The following table shows segment revenues and operating income for the three months ended July 3, 2014 and June 27, 2013:

	Three Months Ended
	July 3, 2014	June 27, 2013
	($ in millions)
Segment Revenues
Fuselage Systems	$905.0	$732.1
Propulsion Systems	460.5	418.6
Wing Systems	438.3	368.6
All Other	(0.5)	1.4
	$1,803.3	$1,520.7
Segment Operating Income (Loss)
Fuselage Systems (1)	$132.2	$155.0
Propulsion Systems (2)	86.2	85.0
Wing Systems (3)	71.0	(402.3)
All Other	0.2	1.8
	289.6	(160.5)
Corporate SG&A (4)	(54.4)	(54.1)
Impact from severe weather event	—	(6.3)
Research and development (5)	(6.8)	(8.6)
Unallocated cost of sales (6)	(12.2)	(9.0)
Total operating income (loss)	$216.2	$(238.5)

(1)
Includes a favorable cumulative catch-up adjustments of $2.7 million for the three months ended July 3, 2014. Inclusive of $5.0 million forward loss charge recorded for B747-8 and a $27.8 million favorable cumulative catch-up adjustment for the three months ended June 27, 2013.

(2)
Includes favorable cumulative catch-up adjustments of $5.0 million for the three months ended July 3, 2014. Inclusive of $4.0 million forward loss charge and $8.4 million reduction of forward loss charge due to change in estimate recorded for the B767 and Rolls-Royce BR725 programs, respectively, and a $11.5 million favorable cumulative catch-up adjustment for the three months ended June 27, 2013.

(3)
For the three months ended July 3, 2014, includes favorable cumulative catch-up adjustments of $11.7 million. Includes forward loss charges recorded of $22.0 million, 191.5 million, and 234.2 million for the B787, G280, and G650 wing programs, respectively, for the three months ended June 27, 2013. Also includes a $1.3 million favorable cumulative catch-up adjustment for the three months ended June 27, 2013.

(4)
For the three months ended June 27, 2013, corporate SG&A of $1.8 million, $0.9 million, and $1.2 million was reclassified from segment operating income for Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

(5)
For the three months ended June 27, 2013, research and development of $3.2 million, $2.5 million, and $0.9 million was reclassified from segment operating income for Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

(6)
Includes $11.6 million of warranty reserve for the three months ended July 3, 2014. Includes $9.2 million of warranty reserve and $(0.2) million related to early retirement incentives for the three months ended June 27, 2013.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 26%, 24% and less than 1%, respectively, of our net revenues for the three months ended July 3, 2014.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended July 3, 2014 were $905.0 million, an increase of $172.9 million, or 24%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production rates on several Boeing models and the A350 XWB program. These increases were partially offset by lower net revenues for non-recurring design and development activities on the B787 and B737 programs. Fuselage Systems segment operating margins were 15% for the three months ended July 3, 2014, compared to 21% for the same period in the prior year. In the second quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $2.7 million driven by productivity and efficiency improvements on mature programs. In comparison, during the second quarter of 2013, the segment recognized $27.8 million in favorable cumulative catch-up adjustments, partially offset by a forward loss charge of $5.0 million on the B747 program. For 2013, corporate SG&A of $1.8 million and research and development of $3.2 million was reclassified from Fuselage Systems segment operating income to conform to current year presentation.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended July 3, 2014 were $460.5 million, an increase of $41.9 million, or 10%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production rates on several Boeing models and higher aftermarket spares volume. In addition, the Propulsion Systems segment posted higher revenues on the B787 program and higher non-recurring net revenues for the B737 MAX and B787 non-recurring programs. Propulsion Systems segment operating margins were 19% for the three months ended July 3, 2014, compared to 20% for the same period in the prior year. In the second quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $5.0 million driven by productivity and efficiency improvements on mature programs. In comparison, during the second quarter of 2013, the segment recorded a reduction in forward loss charge of $8.4 million due to a change in estimate on the BR725 and a favorable cumulative catch-up adjustment of $11.5 million, partially offset by a forward loss charge of $4.0 million on the B767 program. For 2013, corporate SG&A of $0.9 million and research and development of $2.5 million was reclassified from Propulsion Systems segment operating income to conform to current year presentation.

Wing Systems.  Wing Systems segment net revenues for the three months ended July 3, 2014 were $438.3 million, an increase of $69.7 million, or 19%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production volume driven by customer delivery schedules on our Gulfstream programs and higher production rates on several Boeing programs. In addition, the Wing Systems segment posted higher revenues on several Airbus programs. Wing Systems posted segment operating margins of 16% for the three months ended July 3, 2014, compared to segment operating margins of (109)% for the same period in the prior year. In the second quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $11.7 million driven by productivity and efficiency improvements on mature programs. In comparison, during the second quarter of 2013, the segment recorded forward loss charges of $191.5 million on the G280 program, $234.2 million on the G650 program, and $22.0 million on the B787 program, partially offset by favorable cumulative catch-up adjustment of $1.3 million. For 2013, corporate SG&A of $1.2 million and research and development of $0.9 million was reclassified from Wing Systems segment operating income to conform to current year presentation.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the three months ended July 3, 2014, All Other segment net revenues were $(0.5) million, a decrease of $1.9 million as compared to the same period in the prior year due to significantly lower estimated natural gas revenue during the second quarter of 2014. The All Other segment recorded (40)% operating margins for the three months ended July 3, 2014, down from segment operating margins of 129% for the same period in the prior year. The decrease in segment operating margins was driven by significantly lower estimated natural gas revenue in the second quarter of 2014.

 Six Months Ended July 3, 2014 as Compared to Six Months Ended June 27, 2013

Net Revenues. Net revenues for the six months ended July 3, 2014 were $3,531.8 million, an increase of $568.9 million, or 19%, compared with net revenues of $2,962.9 million for the same period in the prior year. The increase in net revenues was primarily driven by $552.5 million of higher production volume in the first half of 2014 on several Boeing and business jet programs. Net revenues from aftermarket increased by $26.8 million primarily driven by higher spares orders. Non-recurring revenue was lower by approximately $8.5 million primarily due to decrease in design and development activities on Boeing twin aisle programs, the A350 XWB, and C-Series programs, partially offset by an increase in design and development activities on the B737 MAX.

Deliveries to Boeing increased by 20% to 386 shipsets during the first half of 2014, primarily driven by production rate increases across several Boeing models, as compared to 322 shipsets delivered in the same period of the prior year. Deliveries to Airbus slightly decreased to 330 shipsets during the first half of 2014, as compared to 337 shipsets delivered in the same period of the prior year. Deliveries of business/regional jet wing and wing components increased by 74% to 68 shipsets during the first half of 2014, primarily driven by customer delivery schedules, as compared to 39 shipsets delivered in the same period of the prior year. In total, ship set deliveries increased by 12% to 784 ship sets during the first half of 2014, compared to 698 ship sets delivered in the same period of the prior year. Approximately 94% of Spirit’s net revenues for the six months ended July 3, 2014 came from our two largest customers, Boeing and Airbus.

Cost of Sales. Cost of sales as a percentage of net revenues was 85% for the six months ended July 3, 2014 as compared to 99% for the same period in the prior year. In the first half of 2014, we recorded a $30.2 million favorable cumulative catch-up adjustment related to periods prior to 2014, primarily driven by productivity and efficiency improvements on mature programs. Also included in cost of sales for the six months ended July 3, 2014 are the Q2 2014 YTD Forward Loss Charges. In the same period of 2013, we recorded a net favorable $51.7 million cumulative catch-up adjustment for periods prior to 2013, offset by the Q2 2013 YTD Forward Loss Charges.

SG&A, Impact from Severe Weather Event, and Research and Development.  SG&A expense was $16.5 million higher for the six months ended July 3, 2014, compared to the same period in the prior year. The increase was primarily driven by higher consulting and professional service fees. Expenditures associated with Impact from Severe Weather Event concluded in 2013. During the first half of 2013, we recorded $15.1 million of incremental costs associated with property repairs, clean up and recovery costs related to the severe weather event. Research and development expense was $3.0 million lower for the six months ended July 3, 2014, compared to the same period in the prior year, primarily driven by slowing of R&D spending.

Operating Income (Loss).  Operating income for the six months ended July 3, 2014 was $410.6 million, an increase of $504.6 million, compared to operating loss of $94.0 for the same period in the prior year. The increase was primarily due to the absence of charges similar in nature to those recorded in the first half of 2013, that are discussed above, and, to a lesser extend, higher production volumes during the first half of 2014.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the six months ended July 3, 2014 includes $37.5 million of interest and fees paid or accrued in connection with our long-term debt and $18.7 million in amortization of deferred financing costs, compared to $31.8 million of interest and fees paid or accrued in connection with our long-term debt and $3.1 million in amortization of deferred financing costs for the same period in the prior year. During the six months ended July 3, 2014, we recognized a charge of $19.6 million for write-down of deferred financing costs, original issue discount, and third party fees resulting from the financing activity announced during the first quarter of 2014 which included Amendment No. 3 of our senior secured credit facility and redemption of our 2017 Notes using proceeds from the issuance of our 2022 Notes. Additionally, we incurred a charge of $2.7 million for call premium resulting from the May 1, 2014 call for redemption of the remaining 2017 Notes outstanding. Amortization of deferred financing costs also increased due to amortization of the costs associated with Amendment No. 3 and Amendment No. 4 of our senior secured Credit agreement entered into on March 18, 2014 and June 3, 2014, respectively.

Interest Income.  Interest income was $0.2 million for the six months ended July 3, 2014, compared to $0.1 million for the same period in the prior year.

Other Income (Expense), net. Other income (expense), net for the six months ended July 3, 2014 was net income of $7.0 million, compared to an expense of $8.6 million for the same period in the prior year driven by foreign exchange rate fluctuations as the British Pound strengthened against the U.S. Dollar. We recognized foreign currency gains on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency.

Provision for Income Taxes.  The income tax provision for the six months ended July 3, 2014 includes $67.3 million for federal taxes, $1.6 million for state taxes and $(3.9) million for foreign taxes. The income tax provision for the six months ended June 27, 2013 included $(14.7) million for federal taxes, $3.6 million for state taxes and $1.8 million for foreign taxes. The effective tax rate for the six months ended July 3, 2014 was 18.0% as compared to 6.8% for 2013. The difference in the effective tax rate recorded for 2014 as compared to 2013 related primarily to the U.S. net deferred tax asset valuation allowance decrease in 2014, the Malaysia tax reserve release in 2014, reduced earnings and the tax treatment for long-term contracts in 2013 and the inclusion of 2012 and 2013 U.S. Federal Research Tax Credit in 2013. The decrease from the U.S. statutory tax rate is attributable primarily to the inclusion of U.S. net deferred tax asset valuation allowance decrease, the Malaysia tax reserve release, qualified domestic production activities deduction and foreign tax rates less than the U.S. rate.

Segments.  The following table shows segment revenues and operating income for the six months ended July 3, 2014 and June 27, 2013:

	Six Months Ended
	July 3, 2014	June 27, 2013
	($ in millions)
Segment Revenues
Fuselage Systems	$1,763.3	$1,450.0
Propulsion Systems	910.7	793.9
Wing Systems	852.5	711.9
All Other	5.3	7.1
	$3,531.8	$2,962.9
Segment Operating Income (Loss)
Fuselage Systems (1)	$274.2	$281.4
Propulsion Systems (2)	166.4	153.4
Wing Systems (3)	121.0	(381.8)
All Other	0.3	3.4
	561.9	56.4
Corporate SG&A (4)	(114.9)	(98.4)
Impact from severe weather event	—	(15.1)
Research and development (5)	(13.1)	(16.1)
Unallocated cost of sales (6)	(23.3)	(20.8)
Total operating income (loss)	$410.6	$(94.0)

(1)
For the six months ended July 3, 2014, net of forward loss charge of $0.9 million on the Bell V280 helicopter program. Also includes favorable cumulative catch-up adjustments of $8.6 million for the six months ended July 3, 2014. Inclusive of $5.0 million forward loss charge recorded for B747-8 and a $32.5 million favorable cumulative catch-up adjustment for the six months ended June 27, 2013.

(2)
Includes favorable cumulative catch-up adjustments of $8.3 for the six months ended July 3, 2014. Inclusive of $4.0 million forward loss charge and $8.4 million reduction of forward loss charge due to change in estimate recorded for the B767 and Rolls-Royce BR725 programs, respectively, and an $18.7 million favorable cumulative catch-up adjustment for the six months ended June 27, 2013.

(3)
For the six months ended July 3, 2014, net of $0.3 million forward loss charge recorded on the G280 wing program. Also includes favorable cumulative catch-up adjustments of $13.3 million for the six months ended July 3, 2014. Inclusive of $37.3 million forward loss charge recorded for the B787 wing program, $191.5 million forward loss charge for the G280 program, and $234.2 million forward loss charge for the G650 program as well as a $0.5 million favorable cumulative catch-up adjustment for the six months ended June 27, 2013.

(4)
For the six months ended June 27, 2013, corporate SG&A of $4.1 million, $2.1 million, and $2.4 million was reclassified from segment operating income for Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

(5)
For the six months ended June 27, 2013, research and development of $5.9 million, $4.4 million, and $2.0 million was reclassified from segment operating income for Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

(6)
Includes $22.6 million of warranty reserve for the six months ended July 3, 2014. Includes $19.2 million of warranty reserve and $1.6 million related to early retirement incentives for the six months ended June 27, 2013.

 Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 26%, 24% and less than 1%, respectively, of our net revenues for the six months ended July 3, 2014.

Fuselage Systems.  Fuselage Systems segment net revenues for the six months ended July 3, 2014 were $1,763.3 million, an increase of $313.3 million, or 22%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production rates on several Boeing models including the B737, B777, and B787. These increases were partially offset by lower net revenues on the B747, B767 and lower net revenues for the non-recurring design and development activities on the B787 program. Fuselage Systems segment operating margins were 16% for the six months ended July 3, 2014, compared to 19% for the same period in the prior year. In the first half of 2014, the segment recorded favorable cumulative catch-up adjustments of $8.6 million driven by productivity and efficiency improvements on mature programs, partially offset by a forward loss charge of $0.9 million on the Bell V280 helicopter program. In comparison, during the first half of 2013, the segment recognized $32.5 million in favorable cumulative catch-up adjustments, partially offset by a forward loss charge of $5.0 million on the B747 program. For 2013, corporate SG&A of $4.1 million and research and development of $5.9 million was reclassified from Fuselage Systems segment operating income to conform to current year presentation.

Propulsion Systems.  Propulsion Systems segment net revenues for the six months ended July 3, 2014 were $910.7 million, an increase of $116.8 million, or 15%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production rates on several Boeing models and higher aftermarket spares volume. In addition, the Propulsion Systems segment posted higher non-recurring net revenues for the B737 MAX and B787 programs. Propulsion Systems segment operating margins were 18% for the six month period ended July 3, 2014, compared to 19% for the same period in the prior year. In the first half of 2014, the segment recorded favorable cumulative catch-up adjustments of $8.3 million driven by productivity and efficiency improvements on mature programs. In comparison, during the first half of 2013, the segment recognized a reduction in forward loss charges of $8.4 million due to a change in estimate on the BR725 and a favorable cumulative catch-up adjustment related to the period of $18.7 million, partially offset by a forward loss charge of $4.0 million on the B767 program. For 2013, corporate SG&A of $2.1 million and research and development of $4.4 million was reclassified from Propulsion Systems segment operating income to conform to current year presentation.

Wing Systems.  Wing Systems segment net revenues for the six months ended July 3, 2014 were $852.5 million, an increase of $140.6 million, or 20%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production volume driven by customer delivery schedules on our Gulfstream programs and higher production rates on several Boeing programs. In addition, the Wing Systems segment posted higher revenues on several Airbus programs. Wing Systems posted segment operating margins of 14% for the six months ended July 3, 2014, compared to segment operating margins of (54)% for the same period in the prior year. In the first half of 2014, the segment recorded favorable cumulative catch-up adjustments of $13.3 million driven by productivity and efficiency improvements on mature programs, partially offset by a forward loss charge of $0.3 million on the G280 program. In comparison, during the first half of 2013, the segment recorded forward loss charges of $191.5 million on the G280 program, $234.2 million on the G650 program, and $37.3 million on the B787 program, slightly offset by a favorable cumulative catch-up adjustment of $0.5 million. For 2013, corporate SG&A of $2.4 million and research and development of $2.0 million was reclassified from Wing Systems segment operating income to conform to current year presentation.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the six months ended July 3, 2014, All Other segment net revenues were $5.3 million, a decrease of $1.8 million as compared to the same period in the prior year. During the first half of 2014, natural gas revenue recorded for KIESC was offset by lower tooling sales. The All Other segment recorded 6% operating margins for the six months ended July 3, 2014, down from segment operating margins of 48% for the same period in the prior year. The decrease in segment operating margins was driven by significantly lower tooling sales in the first half of 2014.

Liquidity and Capital Resources

The primary sources of our liquidity include cash on hand, cash flow from operations, which includes receivables from customers, and borrowings available under our revolving credit facility. Additionally, we may receive advance payments from customers. Our liquidity requirements are driven by our long-cycle business model. Our business model is comprised of four to six year non-recurring investment periods, which include design and development efforts, followed by recurring production through the life of the contract, which could extend beyond twenty years. The non-recurring investment periods require significant outflows of cash as we design the product, build tooling, purchase equipment and build initial production inventories. These activities are typically funded partially through customer advances and milestone payments, which are offset against revenue as production units are delivered in the case of customer advances, or recognized as revenue as milestones are achieved in the case of milestone payments. The remaining funds needed to support non-recurring programs come from predictable cash inflows from our mature programs that are in the recurring phase of the production cycle. Occasionally, we have utilized borrowings and other sources of cash to fund non-recurring investments during periods where cash received from our customers is not adequate to fund our purchase commitments. The non-recurring investment period typically ends concurrently with initial deliveries of completed aircraft by our customers, which indicates that a program has entered into the recurring production phase. When a program reaches steady recurring production, it typically results in long-term generation of cash from operations.  As part of our business model, we have continuously added new non-recurring programs, which are supported by mature programs that are in the steady recurring phase of the production cycle to promote growth.

As of July 3, 2014, we had $381.6 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our revolving credit facility. There were no borrowings or outstanding balances under our revolving credit facility as of July 3, 2014. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flows for the six months ended July 3, 2014 and June 27, 2013:

	For the six months ended
	July 3, 2014	June 27, 2013
	($ in millions)
Net income	$297.0	$(128.2)
Adjustments to reconcile net income	91.9	55.9
Changes in working capital	(179.4)	86.6
Net cash provided by operating activities	209.5	14.3
Net cash (used in) investing activities	(89.2)	(132.4)
Net cash (used in) financing activities	(159.6)	(3.6)
Effect of exchange rate change on cash and cash equivalents	0.2	(2.0)
Net (decrease) in cash and cash equivalents for the period	(39.1)	(123.7)
Cash and cash equivalents, beginning of period	420.7	440.7
Cash and cash equivalents, end of period	$381.6	$317.0

Six Months Ended July 3, 2014 as Compared to Six Months Ended June 27, 2013

Operating Activities. For the six months ended July 3, 2014, we had a net cash inflow of $209.5 million from operating activities, an increase of $195.2 million, compared to a net cash inflow of $14.3 million for the same period in the prior year. During the six months ended July 3, 2014, the increase in net cash inflow in operating activities was primarily due to improved operational performance, timing in vendor payments and receivables from customers, and receipt of net tax refunds totaling $66.2 million. In comparison, for the same period in the prior year, net cash provided by operating activities was primarily driven by inventory growth on new and maturing programs, timing of vendor payments and receivables from customers, and cash tax payments of $61.1 million.

Investing Activities. For the six months ended July 3, 2014, we had a net cash outflow of $89.2 million for investing activities, a decrease in outflow of $43.2 million compared to a net cash outflow of $132.4 million for the same period in the prior year. During the first half of 2013, we expended $27.9 million of capital expenditure on machinery and equipment in support of increasing production rates on the B787, A350, and several mature Boeing programs, which expenditure was near completion by the end of the period, compared to $1.7 million of capital expenditure on machinery and equipment during the first half of 2014. Additionally, during the first half of 2013, we expended $15.7 million of severe weather related expenses, compared to zero during the same period in the current year.

Financing Activities. For the six months ended July 3, 2014, we had a net cash outflow of $159.6 million for financing activities, an increase in outflow of $156.0 million, compared to a net cash outflow of $3.6 million for the same period in the prior year. In connection with a secondary offering by Onex and certain other stockholders during the first half of 2014, we repurchased 4 million shares of class A common stock for $129.2 million. Additionally during the first half of 2014, tender and consent fees related to the early extinguishment of our 2017 Notes were $9.4 million, which is included within debt issuance cost. In the second quarter of 2014, payments on debt other than the financing activity were $11.9 million compared to $4.0 million in the same period in the prior year.

Future Cash Needs and Capital Spending

Our primary future cash needs will consist of working capital, debt service, research and development and capital expenditures, including potential merger and acquisition activities. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model.  In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs, including the B737, B777, B787 and the A350 programs. In response to announced customer production rate increases, we are evaluating various plans to relieve capacity constraints.  We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by the customer. Capital expenditures for the six months ended July 3, 2014 totaled approximately $89.6 million, as compared to $119.3 million for the same period in 2013, excluding the impact of the 2012 severe weather event. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances and borrowings available under our revolving credit facility.

Pension and Other Post Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at July 3, 2014 and we anticipate non-cash pension income for 2014 to remain at or near the same level as 2013. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. Effective December 31, 2013, the BAE Aerostructures pension plan benefits were frozen due to an amendment which closed the plan. Our projected contributions to the U.K. pension plan for 2014 are $0.5 million, all of which was contributed by the end of the second quarter of 2014.

Debt and Other Financing Arrangements

On March 18, 2014, the Company entered into Amendment No. 3 to its senior secured Credit Agreement. The amendment provided for a new $540.4 million senior secured term loan B with a maturity date of September 15, 2020, which replaced the $540.4 million term loan B that was scheduled to mature on April 18, 2019. The new term loan bears interest, at Spirit’s option, at LIBOR plus 2.50% with a LIBOR floor of 0.75% or base rate plus 1.50%.  The amendment also provided that (i) any failure to comply with the financial covenants will not constitute an event of default with respect to the new term loan, however the financial covenants continue to apply to the revolving credit facility under the Credit Agreement and the administrative agent or the requisite number of lenders (the “Requisite Revolving Lenders”) may accelerate the obligations under the revolving credit facility and (ii) the financial covenants may be amended or waived by the Requisite Revolving Lenders. Substantially all of Spirit's assets, including inventory and property, plant and equipment, continue to be pledged as collateral for both the term loan, as replaced, and the revolving credit facility. As of July 3, 2014, the outstanding balance of the term loan was $537.6 million and the carrying amount of the term loan was $537.1 million. As a result of extinguishment of the old term loan, the Company recognized a loss on extinguishment of debt of $4.6 million and incurred third party fees of $0.5 million. Of this total charge of $5.1 million related to extinguishment of the old term loan, $3.5 million is reflected within amortization of deferred financing fees and $1.6 million is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the six months ended July 3, 2014.

On June 3, 2014, the Company entered into Amendment No. 4 to its senior secured Credit Agreement. The amendment permits the Company to incur certain debt and make certain restricted payments during the suspension period currently imposed upon the Company, including the payment for the repurchase of 4 million shares of the Company's class A common stock made in June 2014.

Senior Notes.  On March 4, 2014, the Company commenced a cash tender offer to purchase any and all of the $300.0 million outstanding principal amount of its 2017 Notes and a consent solicitation to amend the indenture governing the 2017 Notes (the "2017 Notes Indenture") and eliminate substantially all of the restrictive covenants and certain default provisions applicable to the 2017 Notes (the "Tender Offer"). Holders of 2017 Notes who validly tendered their 2017 Notes prior to March 17, 2014 received total consideration of $1,041.25 per $1,000 principal amount, which included a consent payment of $30.00 per $1,000 principal amount.  Tender and consent fees related to the early extinguishment of debt was $9.4 million, which is included within debt issuance cost on the Condensed Consolidated Statement of Cash Flows for the six months ended July 3, 2014.

As a result of the extinguishment of the 2017 Notes, the Company recognized a loss on extinguishment of bonds of $13.4 million and incurred third party fees of $1.1 million. Of this total charge of $14.5 million related to extinguishment of the 2017 Notes, $11.6 million is reflected within amortization of deferred financing fees and $2.9 million is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the six months ended July 3, 2014.

On March 17, 2014, Spirit entered into a supplemental indenture to effect the proposed amendments to the 2017 Notes Indenture, which became operative on March 18, 2014 when Spirit accepted for purchase $227.2 million aggregate of the 2017 Notes that were tendered prior to March 17, 2014 for an aggregate purchase price of $244.4 million inclusive of accrued and unpaid interest on the purchased 2017 Notes as of March 18, 2014. The supplemental indenture was binding on the 2017 Notes not purchased in the Tender Offer. The Tender Offer expired on March 31, 2014.

On March 18, 2014, in order to fund the Tender Offer or otherwise acquire, redeem or repurchase the 2017 Notes, Spirit issued the $300.0 million aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.4 million as of July 3, 2014.

The indenture governing the 2022 Notes (the "2022 Notes Indenture") contains covenants that limit Spirit’s, the Company’s and certain of Spirit’s subsidiaries’ ability, subject to certain exceptions and qualifications, to (i) incur additional debt; (ii) pay dividends, redeem stock or make other distributions, (iii) make other restricted payments and investments, (iv) create liens without granting equal and ratable liens to the holders of the 2022 Notes, (v) enter into sale and leaseback transactions, (vi) merge, consolidate or transfer or dispose of substantially all of their assets, and (vii) enter into certain types of transactions with affiliates. These covenants are subject to a number of qualifications and limitations. In addition, the 2022 Notes Indenture limits Spirit’s, the Company’s and the guarantor subsidiaries’ ability to engage in businesses other than businesses in which such companies are engaged on the date of issuance of the 2022 Notes and related businesses.

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

On May 1, 2014, Spirit called for redemption the $72.8 million aggregate of 2017 Notes that remained outstanding following the expiration of the Tender Offer. The 2017 Notes were redeemed at a redemption price equal to 103.75% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. Following the redemption, none of the 2017 Notes remained outstanding.

Advances and Deferred Revenue on the B787 Program.  On May 12, 2011, Spirit and Boeing entered into the B787 Amendment which, among other things, established a new repayment schedule for advances made by Boeing to Spirit to be repaid against the purchase price of the first 1,000 B787 shipsets delivered to Boeing.  In the event Boeing does not take delivery of 1,000 shipsets prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. The B787 Amendment also changed the treatment of advances paid by Boeing for certain non-recurring work into a nonrefundable payment in full for such work.  On April 8, 2014, we signed a MOA with Boeing which suspended advance recoveries for twelve months beginning April 1, 2014 and extends the recovery of advance payments to beyond shipset 1,000. As of July 3, 2014, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $578.9 million.

Advances on the A350 Fuselage Program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012.  The advance payments are offset against the recurring price of A350 XWB shipsets invoiced by Spirit, at a rate of $1.25 million per shipset. We received $250.0 million in advance payments in 2012 and the balance that had not been repaid as of July 3, 2014 was $235.2 million.

Malaysian Facility Agreement.  On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia (“RM”) 69.2  million (approximately USD $20.0 million equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM 3.3 million (approximately USD $1.0 million equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum.  The Malaysia Facility loan balance as of July 3, 2014 was $8.7 million.

French Factory Capital Lease Agreement. On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace-related component assembly plant in Saint-Nazaire, France.  Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of July 3, 2014, the Saint-Nazaire capital lease balance was $10.3 million.

Nashville Design Center Capital Lease Agreement.  On September 21, 2012, the Company entered into a capital lease agreement for $2.6 million for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components.  Lease payments under the capital lease are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months. As of July 3, 2014, the Nashville Design Center capital lease balance was $2.4 million.

Credit Ratings

The Company’s credit rating at the end of the second quarter of 2014 was a BB- rating, stable outlook by Standard and Poor’s and a Ba2 rating, negative outlook by Moody Investor Services.

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

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K, our Q1 2014 Form 10-Q and this Quarterly Report on Form 10-Q for a more complete discussion of these and other factors that may affect our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of July 3, 2014 in order to reach a conclusion on whether these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of July 3, 2014, because of the material weaknesses in our internal control over financial reporting as discussed in more detail in our 2013 Form 10-K under Part II, Item 9A. Management has begun implementation of the remediation plan described in our 2013 Form 10-K and updated below to address these material weaknesses and is monitoring that implementation.

Changes in Internal Control over Financial Reporting

During the second quarter of 2014, one of our sites was implementing a new enterprise resource planning (ERP) system. This conversion affected certain general ledger functions and resulted in changes to processes and controls as we migrated from legacy systems to the new ERP platforms. Other than this item, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Update of Material Weakness Previous Reported
Our management and the Audit Committee of the Board of Directors previously assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. The assessment was provided in our “Management’s Report on Internal Control over Financial Reporting” as set forth in Part II, Item 9A in our 2013 Form 10-K. Management, including our principal executive and principal financial officers, has been actively engaged in the development and implementation of remediation initiatives to address previously announced material weaknesses in internal controls relating to accounting estimates for the G280, G650 and the A350 XWB Section 15 recurring programs. These remediation initiatives are designed to enhance analysis and review procedures which management believes will improve the overall completeness, accuracy and valuation of inventory and cost of sales include the following:

•	Establish a more comprehensive review and approval procedure, with increased Corporate oversight for the G280 and G650 programs at our Tulsa business unit.

•	Enhance analysis and review of cost estimates related to supply chain cost, labor and the bill of material for the G280 and G650 programs at our Tulsa business unit.

•	Increase Corporate oversight of changes to EAC assumptions specifically regarding estimates of production units for the G280 and G650 programs at our Tulsa business unit.

•	Enhance analysis and review of the bill of materials and its impact on cost estimates for the A350 XWB Section 15 recurring program.

Throughout the process, management has closely monitored the implementation of these initiatives and has made necessary changes to the overall design to ensure operational effectiveness. As described above, we are currently in the process of implementing a new ERP system. The implementation of the ERP system is critical to the successful execution of management's remediation initiatives. Under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the Company's internal control environment to improve the overall effectiveness of internal control over financial reporting.
Once fully implemented, management believes the foregoing efforts will effectively remediate the material weaknesses. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address the control deficiency or determine to modify the remediation initiatives described above.
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

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2013 Form 10-K, which could materially affect our business, financial condition or results of operations.  Other than the modifications to the risk factors set forth below there have been no material changes to the Company’s risk factors previously disclosed in our 2013 Form 10-K, as updated in our Q1 2013 Form 10-Q.

Because we depend on Boeing and, to a lesser extent, Airbus, as our largest customers, our sales, cash flows from operations and results of operations will be negatively affected if either Boeing or Airbus reduces the number of products it purchases from us or if either experiences business difficulties.

Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the six months ended July 3, 2014, approximately 84% and 10% of our net revenues were generated from sales to Boeing and Airbus, respectively. Although our strategy, in part, is to diversify our customer base by entering into supply arrangements with additional customers, we cannot give any assurance that we will be successful in doing so. Even if we are successful in obtaining and retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future. Although we are a party to various supply contracts with Boeing and Airbus which obligate Boeing and Airbus to purchase all of their requirements for certain products from us, those agreements generally do not require specific minimum purchase volumes. In addition, if we breach certain obligations under these supply agreements and Boeing or Airbus exercises its right to terminate such agreements, our business will be materially adversely affected. Further, if we are unable to perform our obligations under these supply agreements to the customer’s satisfaction, Boeing or Airbus could seek damages from us, which could materially adversely affect our business. Boeing and Airbus also have the contractual right to cancel their supply agreements with us for convenience, which could include the termination of one or more aircraft models or programs for which we supply products. Although Boeing and Airbus would be required to reimburse us for certain expenses, there can be no assurance these payments would adequately cover our expenses or lost profits resulting from the termination. In addition, we have agreed to a limitation on recoverable damages if Boeing wrongfully terminates our main supply agreement with respect to any model or program. If this occurs, we may not be able to recover the full amount of our actual damages. Furthermore, if Boeing or Airbus (1) experiences a decrease in requirements for the products which we supply to it; (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply-chain problem or a decrease in orders from its customers; or (3) files for bankruptcy protection; our business, financial condition and results of operations could be materially adversely affected.

We have announced that we are conducting a process to divest our Oklahoma facilities, which could disrupt our business, involve increased expenses and present risks not contemplated at the time of the divestiture.

As previously announced, we are conducting a process to sell our Oklahoma facilities. Certain of our maturing programs, including the Gulfstream G280 and G650 wing and the B787 wing programs, are produced at these facilities. We may ultimately decide to sell only a portion of, or certain programs produced at, our Oklahoma facilities, to sell separate portions and/or programs to different buyers, or to retain the facilities in their entirety. We are currently engaged in discussions with potential buyers that could result in a transaction for certain of these programs that generate negative cash flow to us on terms that reflect the impact on a buyer and the benefit to us of a buyer assuming our obligations under these programs. There can be no assurance that any sale of all or any portion of our Oklahoma sites will be completed in a timely manner, on a cost-effective basis, on terms favorable to us, or at all. A significant divestiture such as this typically entails numerous potential risks, including:
•diversion of resources and management’s attention from the operation of the business;
•loss of key employees following such a transaction;
•insufficient proceeds to offset transaction related expenses;

•	negative effects on our reported results of operations from disposition-related charges, amortization expenses related to intangibles, and charges for impairment of long-term assets;
•difficulties in the separation of operations, services, products and personnel;

•the need to agree to retain or assume certain or future liabilities in order to complete the divestiture; and
•damage to our existing customer, supplier and other business relationships.
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
A Department of Defense ("DOD") FCL is required for a company to be awarded and perform on classified contracts for the DOD and certain other agencies of the U.S. Government. From time to time we have performed and may perform on classified contracts, although we did not generate any revenues from classified contracts for the six months ended July 3, 2014. We have obtained a FCL at the "Secret" level. Due to the fact that more than 50% of our voting power has been controlled by a non-U.S. entity (Onex), we are required to operate in accordance with the terms and requirements of our Special Security Agreement ("SSA") with the DOD. Even though Onex no longer controls 50% of our voting power following the completion of the June 4, 2014 secondary offering, we expect our SSA will remain in effect for a period of time. If we were to violate the terms and requirements of our SSA, the NISPOM, or any other applicable U.S. Government industrial security regulations, we could lose our FCL. We cannot give any assurance that we will be able to maintain our FCL. If for some reason our FCL is invalidated or terminated, we may not be able to continue to perform under our classified contracts in effect at that time, and we would not be able to enter into new classified contracts, which could adversely affect our revenues.

Although we are no longer a "controlled company" within the meaning of the NYSE rules, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.
The Onex entities no longer control a majority of our voting common stock. As a result, we no longer qualify as a "controlled company" within the meaning of the NYSE corporate governance standards. The NYSE rules require that we appoint a majority of independent directors to the Board of Directors within one year of the date we no longer qualify as a "controlled company." The NYSE rules also require that we appoint at least one independent member to each of the compensation and nominating and governance committees prior to the date we no longer qualify as a "controlled company," and that each such committee be composed of at least a majority of independent members within 90 days of such date and that each such committee be composed entirely of independent directors within one year of such date. During these transition periods, we may elect not to comply with certain NYSE corporate governance requirements, including:
• the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors; and
• the requirement that we have a compensation committee that is composed entirely of independent directors.
Accordingly, during these transition periods, our stockholders will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Item 5. Other Information

On July 29, 2014, the Company’s Board of Directors approved an increase in the size of the Board from 10 to 11 members, and elected Mr. John L. Plueger to fill the newly created vacancy, effective immediately.  Mr. Plueger will serve on the Board until the Company’s 2015 Annual Meeting of Stockholders, or until his successor has been duly elected and qualified, or until his earlier death, resignation or removal.  Mr. Plueger was also named to the Audit Committee of the Board.

Mr. Plueger, 60, is currently president and chief operating officer of Air Lease Corporation (“ALC”), a post he has held since March 2010. He has also served on the board of directors of ALC during that period.  Prior to joining ALC, Plueger spent 23 years in top executive roles with International Lease Finance Corporation, including CEO, president and COO.

Mr. Plueger will receive Board and committee retainer fees paid to non-management directors in accordance with the Company’s policies, as described in the Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on March 26, 2014.

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit
10.1†	Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan.

10.2††*
Memorandum of Agreement, between The Boeing Company and Spirit AeroSystems, Inc., made as of April 7, 2014, amending Spirit's long-term supply agreement with Boeing covering products for Boeing's B737, B747, B767 and B777 commercial aircraft programs.

10.3††*
Memorandum of Agreement, between The Boeing Company and Spirit AeroSystems, Inc., made as of April 8, 2014, amending Spirit's long-term supply agreement with Boeing covering products for Boeing's B737, B747, B767 and B777 commercial aircraft programs.

10.4*
Amendment No. 4, dated as of June 3, 2014, to Credit Agreement dated as of April 18, 2012 among Spirit Aerosystems, Inc., the other guarantors party thereto, Bank of America, N.A. and the other agents and lenders party thereto.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS@*	XBRL Instance Document.

101.SCH@*	XBRL Taxonomy Extension Schema Document.

101.CAL@*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF@*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB@*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE@*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Incorporated by reference to the Company's Registration Statement on Form S-8 (File No 333-195790), filed with the SEC on May 8, 2014, Exhibit 10.1

††	Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Committee pursuant to a request for confidential treatment.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Sanjay Kapoor	Senior Vice President and Chief Financial	August 1, 2014
Sanjay Kapoor	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Mark J. Suchinski	Vice President and Corporate Controller (Principal Accounting Officer)	August 1, 2014
Mark J. Suchinski