Form 10-Q
period 2014-10-02
Spirit AeroSystems Holdings, Inc.
filed 2014-10-31
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2014

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

As of October 24, 2014, the registrant had outstanding 141,153,769 shares of class A common stock, $0.01 par value per share, and 73,330 shares of class B common stock, $0.01 par value per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2014	September 26, 2013	October 2, 2014	September 26, 2013
	($ in millions, except per share data)
Net revenues	$1,693.0	$1,503.7	$5,224.8	$4,466.6
Operating costs and expenses
Cost of sales	1,418.0	1,388.4	4,411.2	4,315.7
Selling, general and administrative	50.0	52.8	164.9	151.2
Impact from severe weather event	—	4.5	—	19.6
Research and development	8.7	7.5	21.8	23.6
Total operating costs and expenses	1,476.7	1,453.2	4,597.9	4,510.1
Operating income (loss)	216.3	50.5	626.9	(43.5)
Interest expense and financing fee amortization	(16.0)	(17.1)	(72.2)	(52.0)
Interest income	0.2	0.1	0.4	0.2
Other (expense) income, net	(8.6)	7.4	(1.6)	(1.2)
Income (loss) before income taxes and equity in net income (loss) of affiliate	191.9	40.9	553.5	(96.5)
Income tax (provision) benefit	(23.9)	53.0	(88.9)	62.3
Income (loss) before equity in net income (loss) of affiliate	168.0	93.9	464.6	(34.2)
Equity in net income (loss) of affiliate	—	(0.2)	0.4	(0.3)
Net income (loss)	$168.0	$93.7	$465.0	$(34.5)
Earnings (loss) per share
Basic	$1.21	$0.66	$3.30	$(0.24)
Diluted	$1.20	$0.65	$3.27	$(0.24)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2014	September 26, 2013	October 2, 2014	September 26, 2013
	($ in millions)
Net income (loss)	$168.0	$93.7	$465.0	$(34.5)
Changes in other comprehensive (loss) income, net of tax:
Unrealized loss on interest rate swaps, net of tax effect of zero for each of the three months and nine months ended, respectively	(0.5)	—	(0.5)	—
Net loss on interest rate swaps	(0.5)	—	(0.5)	—
Pension, SERP, and Retiree medical adjustments, net of tax effect of zero and $0.1 for each of the three months ended, respectively and zero and $0.3 for the nine months ended, respectively	—	0.2	—	0.6
Unrealized foreign exchange (loss) gain on intercompany loan, net of tax effect of $0.9 for each of the three months ended, respectively and $0.5 and $0.2 for the nine months ended, respectively	(3.1)	2.4	(1.6)	(0.8)
Foreign currency translation adjustments	(15.9)	8.1	(7.2)	(1.8)
Total other comprehensive (loss) income	(19.5)	10.7	(9.3)	(2.0)
Total comprehensive income (loss)	$148.5	$104.4	$455.7	$(36.5)

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

	October 2, 2014	December 31, 2013
	($ in millions)
Current assets
Cash and cash equivalents	$452.8	$420.7
Accounts receivable, net	809.3	550.8
Inventory, net	1,886.1	1,842.6
Deferred tax asset - current	31.8	26.9
Other current assets	47.2	103.2
Total current assets	3,227.2	2,944.2
Property, plant and equipment, net	1,784.9	1,803.3
Pension assets, net	276.8	252.6
Other assets	116.2	107.1
Total assets	$5,405.1	$5,107.2
Current liabilities
Accounts payable	$709.3	$753.7
Accrued expenses	272.9	220.6
Profit sharing	78.0	38.4
Current portion of long-term debt	9.6	16.8
Advance payments, short-term	103.1	133.5
Deferred revenue, short-term	21.8	19.8
Deferred grant income liability - current	9.8	8.6
Other current liabilities	91.6	144.2
Total current liabilities	1,296.1	1,335.6
Long-term debt	1,147.0	1,150.5
Advance payments, long-term	713.3	728.9
Pension/OPEB obligation	74.9	69.8
Deferred grant income liability - non-current	99.9	108.2
Deferred revenue and other deferred credits	27.8	30.9
Other liabilities	231.3	202.3
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 141,164,346 and 120,946,429 shares issued, respectively	1.4	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 73,330 and 23,851,694 shares issued, respectively	—	0.2
Additional paid-in capital	1,032.3	1,025.0
Accumulated other comprehensive (loss)	(63.9)	(54.6)
Retained earnings	973.7	508.7
Treasury stock, at cost (4,000,000 and zero shares, respectively)	(129.2)	—
Total shareholders’ equity	1,814.3	1,480.5
Noncontrolling interest	0.5	0.5
Total equity	1,814.8	1,481.0
Total liabilities and equity	$5,405.1	$5,107.2
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	October 2, 2014	September 26, 2013
	($ in millions)
Operating activities
Net income (loss)	$465.0	$(34.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	126.3	117.4
Amortization expense	5.7	3.9
Amortization of deferred financing fees	21.0	4.8
Accretion of customer supply agreement	0.8	0.3
Employee stock compensation expense	12.7	15.7
Excess tax benefit of share-based payment arrangements	(2.4)	(0.5)
Loss from interest rate swaps	0.1	—
Gain from hedge contracts	(1.4)	(1.9)
Loss from foreign currency transactions	4.3	3.3
Loss on disposition of assets	0.3	0.2
Deferred taxes	2.1	(104.6)
Long-term tax provision	(1.2)	(2.5)
Pension and other post retirement benefits, net	(19.2)	(10.8)
Grant income	(6.3)	(5.3)
Equity in net (income) loss of affiliate	(0.4)	0.3
Changes in assets and liabilities
Accounts receivable	(264.2)	(206.5)
Inventory, net	(122.5)	331.4
Accounts payable and accrued liabilities	21.6	72.1
Profit sharing/deferred compensation	39.7	15.4
Advance payments	(46.0)	(23.8)
Income taxes receivable/payable	37.2	(8.3)
Deferred revenue and other deferred credits	0.9	9.5
Other	54.2	23.7
Net cash provided by operating activities	328.3	199.3
Investing activities
Purchase of property, plant and equipment	(134.0)	(168.1)
Purchase of property, plant and equipment - severe weather event (see Note 4)	—	(23.4)
Proceeds from sale of assets	0.4	0.1
Other	—	(0.6)
Net cash used in investing activities	(133.6)	(192.0)
Financing activities
Proceeds from issuance of bonds	300.0	—
Principal payments of debt	(14.6)	(8.0)
Payments on bonds	(300.0)	—
Excess tax benefit of share-based payment arrangements	2.4	0.5
Debt issuance and financing costs	(20.8)	(4.1)
Purchase of treasury stock	(129.2)	—
Net cash used in financing activities	(162.2)	(11.6)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.8)
Net increase (decrease) in cash and cash equivalents for the period	32.1	(5.1)
Cash and cash equivalents, beginning of period	420.7	440.7
Cash and cash equivalents, end of period	$452.8	$435.6
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

On August 7, 2014, the Company, Onex and certain current and former members of Spirit management entered into an underwriting agreement for the sale by such stockholders of 8,577,155 shares of the Company's class A common stock in a secondary public offering. Following the completion of the offering, which closed on August 13, 2014, Onex no longer owned any shares of the Company.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended October 2, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2014 presentation.

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

2.  New Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-12, Compensation - Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (FASB ASU 2014-12). This update requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The provisions of FASB ASU 2014-12 are effective in annual periods beginning on or after December 15, 2014 and interim periods within those annual periods. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

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

3.  Changes in Estimates
We have a Company-wide quarterly Estimate at Completion (EAC) process in which management assesses the progress and performance of our contracts. This process requires management to review each program’s progress towards completion by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated contract revenues and estimated contract costs over the current contract block, and any outstanding contract matters. Risks and opportunities include management's judgment about the cost associated with a program’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other contract requirements. The majority of our fixed priced contracts are life of aircraft program contracts. Due to the span of years it may take to complete a contract block and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs at completion is complicated and subject to many variables and, accordingly, is subject to change. When adjustments in estimated total contract block revenue or estimated total costs are required, any changes from prior estimates for delivered units are recognized in the current period for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract block exceed estimates of total revenue to be earned, a provision for the entire loss on the contract block is recorded in the period in which the loss is determined.

During the third quarter of 2014, favorable cumulative catch-up adjustments positively impacted the results of operations by $32.7 ($0.15 per diluted share based on statutory rates). Results of operations during the third quarter of 2013 were negatively impacted by $96.2 ($0.42 per diluted share based on statutory rates) due to $123.8 of forward loss charges partially offset by $27.6 of favorable cumulative catch-up adjustments.
During the first nine months of 2014, aggregate net changes in contract estimates positively impacted the results of operations by $44.6 ($0.20 per diluted share based on statutory rates) due to $45.8 of favorable cumulative catch-up adjustments partially offset by $1.2 of forward loss charges. Results of operations during the first nine months of 2013 were negatively impacted by $519.2 ($2.31 per diluted share based on statutory rates) due to $595.8 of forward loss charges partially offset by $68.2 favorable cumulative catch-up adjustments and an $8.4 forward loss reduction.
The Company is currently working on several new and maturing programs, which are in various stages of development including the B787, A350 XWB, G280, G650, BR725 and B737 MAX programs. These programs carry risks associated with design responsibility, development of production tooling, production inefficiencies during the initial phases of production, hiring and training of qualified personnel, increased capital and funding commitments, supplier performance, delivery schedules and unique customer requirements. The Company has previously recorded forward loss charges on these programs. If the risks related to these programs are not mitigated, then the Company could record additional forward loss charges.

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

The Company recorded charges of $4.5 and $19.6 for the three and nine months ended September 26, 2013, respectively, related to the severe weather event, which represented continuing incremental freight, warehousing, facilities restoration and other costs which were recorded as incurred.

5.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	October 2, 2014	December 31, 2013
Trade receivables (1)(2)(3)	$801.2	$544.2
Other	8.4	6.8
Less: allowance for doubtful accounts	(0.3)	(0.2)
Accounts receivable, net	$809.3	$550.8

(1)	Includes unbilled receivables of $30.7 and $33.5 at October 2, 2014 and December 31, 2013, respectively.

(2)	Includes $135.1 held in retainage by a customer at October 2, 2014 and December 31, 2013.

(3)	Includes zero and $24.6 of withheld payments by a customer pending completion of retrofit work at October 2, 2014 and December 31, 2013, respectively.

Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned for which the recovery will occur over the term of the contract, which could exceed one year.

Also included in accounts receivable are amounts held in retainage which, as of October 2, 2014, are all related to Gulfstream and represent amounts due on G650 deliveries from 2010 through the third quarter of 2013. While the Company believes that the short-paid amount is collectible, if the Company is unable to collect this amount or if it becomes part of an overall settlement or arbitration award, recognition of additional forward losses on the G650 program could be required and the future cash flows of the Company could be significantly impacted. See Note 21, "Commitments, Contingencies and Guarantees," for further discussion regarding the Company's arbitration against Gulfstream Aerospace Corporation.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

6.  Inventory

Inventories are summarized as follows:

	October 2, 2014	December 31, 2013
Raw materials	$252.8	$240.2
Work-in-process	984.6	1,057.8
Finished goods	45.8	43.7
Product inventory	1,283.2	1,341.7
Capitalized pre-production	406.9	486.2
Deferred production	1,901.6	1,661.2
Forward loss provision	(1,705.6)	(1,646.5)
Total inventory, net	$1,886.1	$1,842.6

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Inventories are summarized by platform and costs below:

	October 2, 2014
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision(1) (2)	Total Inventory, net October 2, 2014
B747(3)	$85.7	$0.1	$1.7	$(2.7)	$(31.3)	$53.5
B787	229.3	0.4	115.7	555.7	(606.0)	295.1
Boeing - All other platforms(4)	406.7	4.5	6.5	(49.0)	(8.4)	360.3
A350 XWB	178.0	46.2	76.9	572.3	(123.5)	749.9
Airbus - All other platforms	84.2	—	—	5.5	—	89.7
G280(5)	50.5	—	4.3	293.9	(348.7)	—
G650	95.5	—	164.1	443.8	(450.8)	252.6
Rolls-Royce(6)	19.9	—	37.7	79.3	(136.9)	—
Sikorsky	—	4.8	—	—	—	4.8
Bombardier C-Series	6.6	—	—	2.8	—	9.4
Aftermarket	44.1	—	—	—	—	44.1
Other platforms(7)	26.0	0.7	—	—	—	26.7
Total	$1,226.5	$56.7	$406.9	$1,901.6	$(1,705.6)	$1,886.1

	December 31, 2013
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision(1) (2)	Total Inventory, net December 31, 2013
B747(3)	$96.4	$0.1	$4.4	$1.0	$(37.2)	$64.7
B787	263.9	14.7	158.2	597.3	(606.0)	428.1
Boeing - All other platforms(4)	421.4	11.5	7.0	(21.7)	(18.6)	399.6
A350 XWB	166.7	42.5	76.5	388.8	(120.8)	553.7
Airbus - All other platforms	83.2	—	—	18.8	—	102.0
G280(5)	46.9	—	4.9	233.7	(285.5)	—
G650	59.2	—	192.7	373.3	(450.8)	174.4
Rolls-Royce(6)	15.8	—	42.5	69.3	(127.6)	—
Sikorsky	—	5.4	—	—	—	5.4
Bombardier C-Series	9.1	—	—	0.7	—	9.8
Aftermarket	37.0	—	—	—	—	37.0
Other platforms(7)	67.1	0.8	—	—	—	67.9
Total	$1,266.7	$75.0	$486.2	$1,661.2	$(1,646.5)	$1,842.6

(1)	Forward loss charges taken since January 1, 2012 on blocks that have not closed.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

(3)
Forward loss charges recorded in prior periods on the fuselage portion of the B747 program exceeded the total inventory balance for the fuselage portion of the program. The excess of charge over program inventory is classified as a contract liability and reported in other current liabilities. The total contract liability was $9.8 and $3.9 as of October 2, 2014 and December 31, 2013, respectively.

(4)
Forward loss charges recorded in prior periods on the propulsion portion of the B767 program exceeded the inventory balance for the propulsion portion of the program. The excess of charge over program inventory is classified as a contract liability and reported in other current liabilities. The total contract liability was $3.2 and $5.8 as of October 2, 2014 and December 31, 2013, respectively.

(5)
Forward loss charges recorded in prior periods on the G280 program exceeded the total inventory balance.  The excess of charge over program inventory is classified as a contract liability and reported in other current liabilities. The total contract liability was $11.3 and $74.2 as of October 2, 2014 and December 31, 2013, respectively.

(6)
Forward loss charges recorded in prior periods on the Rolls-Royce BR725 program exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability and reported in other current liabilities.  The total contract liability was $27.4 and $36.7 as of October 2, 2014 and December 31, 2013, respectively.

(7)	Includes over-applied and under-applied overhead.

The following is a roll forward of the capitalized pre-production costs included in the inventory balance at October 2, 2014:

Balance, December 31, 2013	$486.2
Charges to costs and expenses	(81.5)
Capitalized costs	2.2
Balance, October 2, 2014	$406.9

The following is a roll forward of the deferred production costs included in the inventory balance at October 2, 2014:

Balance, December 31, 2013	$1,661.2
Charges to costs and expenses	(278.6)
Capitalized costs	524.2
Exchange rate	(5.2)
Balance, October 2, 2014	$1,901.6

Significant amortization of capitalized pre-production and deferred production inventory will occur over the following contract blocks:

Model	Contract Block Quantity	Orders(1)
B787	500	861
A350 XWB	400	750
G280	250	154
G650	350	168
Rolls-Royce	350	194

(1)
Orders are from the published firm-order backlogs of Airbus and Boeing.  For all other programs, orders represent purchase orders received from OEMs and are not reflective of OEM sales backlog.  Orders reported are total block orders, including delivered units.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Current block deliveries are as follows:

Model	Current Block Deliveries
B787	254
A350 XWB	22
Business/Regional Jets	319

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

7.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	October 2, 2014	December 31, 2013
Land	$17.6	$17.9
Buildings (including improvements)	573.6	566.0
Machinery and equipment	1,134.2	1,084.0
Tooling	814.8	801.6
Capitalized software	206.0	172.2
Construction-in-progress	127.4	130.2
Total	2,873.6	2,771.9
Less: accumulated depreciation	(1,088.7)	(968.6)
Property, plant and equipment, net	$1,784.9	$1,803.3

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $1.0 and $1.7 for the three months ended October 2, 2014 and September 26, 2013, respectively, and $2.8 and $4.5 for the nine months ended October 2, 2014 and September 26, 2013, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs, excluding the impact of the severe weather event, of $22.9 and $21.8 for the three months ended October 2, 2014 and September 26, 2013, respectively, and $74.0 and $65.6 for the nine months ended October 2, 2014 and September 26, 2013, respectively.

The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal-use computer software in accordance with FASB authoritative guidance pertaining to capitalization of costs for internal-use software.  Depreciation expense related to capitalized software was $4.9 and $5.1 for the three months ended October 2, 2014 and September 26, 2013, respectively, and $13.4 and $15.0 for the nine months ended October 2, 2014 and September 26, 2013, respectively.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

8.  Other Assets

Other assets are summarized as follows:

	October 2, 2014	December 31, 2013
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Customer relationships	27.9	28.7
Total intangible assets	36.1	36.9
Less: Accumulated amortization - patents	(1.4)	(1.3)
Accumulated amortization - favorable leasehold interest	(3.4)	(3.1)
Accumulated amortization - customer relationships	(27.9)	(27.8)
Intangible assets, net	3.4	4.7
Deferred financing
Deferred financing costs	101.2	80.5
Less: Accumulated amortization - deferred financing costs (1)	(77.2)	(56.3)
Deferred financing costs, net	24.0	24.2
Other
Goodwill - Europe	3.0	3.0
Equity in net assets of affiliates	1.8	1.4
Customer supply agreement (2)	35.4	37.6
Other	48.6	36.2
Total	$116.2	$107.1

(1)	Includes charges related to debt extinguishment.

(2)	Under an agreement with our customer Airbus, certain payments accounted for as consideration given by the Company to Airbus are being amortized as a reduction to net revenues.

The Company recognized $0.1 and $0.9 of amortization expense of intangibles for the three months ended October 2, 2014 and September 26, 2013, respectively, and $1.3 and $3.0 of amortization expense of intangibles for each of the nine month periods ended October 2, 2014 and September 26, 2013, respectively.

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

As part of our ongoing participation in the B787-9 program, the Company received research and development milestone payments of $11.4 and $13.7 for the three months ended October 2, 2014 and September 26, 2013, respectively, and $14.0 and $18.3 for the nine months ended October 2, 2014 and September 26, 2013, respectively.  Revenue and cost associated with the performance of this research and development are included in program revenue and costs.

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

Advance payments and deferred revenue/credits are summarized by platform as follows:

	October 2, 2014	December 31, 2013
B737	$16.9	$18.7
B787	580.1	600.2
A350 XWB	229.9	243.9
Airbus — All other platforms	4.5	7.3
Gulfstream	15.0	22.0
Other	19.6	21.0
Total advance payments and deferred revenue/credits	$866.0	$913.1

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

Deferred grant income liability, net consists of the following:

Balance, December 31, 2013	$116.8
Grant liability amortized	(1.0)
Grant income recognized	(5.3)
Exchange rate	(0.8)
Total asset value related to deferred grant income, October 2, 2014	$109.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

The asset related to the deferred grant income consists of the following:

Balance, December 31, 2013	$120.3
Amortization	(3.9)
Exchange rate	(0.8)
Total asset value related to deferred grant income, October 2, 2014	$115.6

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

	Fair Value Measurements
	October 2, 2014			At October 2, 2014 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$115.3	$115.3	$—	$115.3	$—	$—
Interest Rate Swaps	$(0.5)	$—	$(0.5)	$—	$(0.5)	$—

	Fair Value Measurements
	December 31, 2013			At December 31, 2013 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$293.3	$293.3	$—	$293.3	$—	$—
Interest Rate Swaps	$(1.4)	$—	$(1.4)	$—	$(1.4)	$—

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

	October 2, 2014			December 31, 2013
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$535.8	$531.1	(1)	$538.2	$541.9	(1)
Senior unsecured notes due 2017	—	—	(1)	296.4	309.0	(1)
Senior unsecured notes due 2020	300.0	318.9	(1)	300.0	323.4	(1)
Senior unsecured notes due 2022	299.4	302.4	(1)	—	—	(1)
Malaysian loan	7.8	6.5	(2)	10.0	8.5	(2)
Total	$1,143.0	$1,158.9		$1,144.6	$1,182.8

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

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

The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of October 2, 2014 and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

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

Interest Rate Swaps

The Company enters into floating-to-fixed interest rate swap agreements periodically. During the third quarter of 2014, the Company entered into a new interest rate swap agreement to replace the interest rate swap agreement which matured in July 2014. Because the critical terms of the interest rate swap and hedged item coincide, the hedge is expected to exactly offset changes in expected cash flows due to fluctuations in 1-month LIBOR over the term of the hedge. Therefore, the effectiveness of the hedge relationship will be assessed on a quarterly basis during the life of the hedge to assure the critical terms of the swap coincide with the Term Loan. Should the critical terms no longer match exactly, hedge effectiveness will be measured by evaluating the cumulative dollar offset ratio for the actual derivative and the hedged item.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

As of October 2, 2014, the Company had one outstanding interest rate swap agreement which had a notional amount of $250.0.

				Effective	Fair Value,
Notional Amount (1)	Expires	Variable Rate	Fixed Rate (2)	Fixed Rate(3)	October 2, 2014
$250.0	September 2018	1 Month LIBOR	1.636%	4.136%	$(0.5)

(1)	The notional amount will reduce to $150.0 in September 2017.

(2)	The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreement.

(3)	The effective Term B fixed interest rate represents the fixed rate of the derivative instrument plus the 250 basis point margin above the greater of 1-month LIBOR or 75 basis points.

The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date. The fair value of the interest rate swaps was a liability (unrealized loss) of $0.5 at October 2, 2014 and $1.4 at December 31, 2013.

The following table summarizes the Company’s fair value of outstanding derivatives at October 2, 2014 and December 31, 2013:

	Other Liability Derivatives
	October 2, 2014	December 31, 2013
Derivatives designated as hedging instruments
Interest rate swaps
Current	$0.5	$1.4
Total derivatives designated as hedging instruments	0.5	1.4
Total derivatives	$0.5	$1.4

The impact on other comprehensive income ("OCI") and earnings from cash flow hedges for the three and nine months ended October 2, 2014 and September 26, 2013 was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Three Months Ended			For the Three Months Ended
	October 2, 2014	September 26, 2013		October 2, 2014	September 26, 2013
Interest rate swaps	$(0.5)	$—	Interest expense	$(0.1)	$—
Total	$(0.5)	$—		$(0.1)	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (effective Portion	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Nine Months Ended			For the Nine Months Ended
	October 2, 2014	September 26, 2013		October 2, 2014	September 26, 2013
Interest rate swaps	$(0.5)	$—	Interest expense	$(0.1)	$—
Total	$(0.5)	$—		$(0.1)	$—

Gains and losses accumulated in OCI for interest rate swaps are reclassified into earnings as each interest rate period is reset. During the next twelve months, the Company estimates that a loss of $0.5 will be reclassified from OCI, net of tax, as a charge to earnings from interest rate swaps. Interest rate swaps are placed for a period of time not to exceed the maturity of the Company's senior secured term loan. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.

The impact on earnings from interest rate swaps that were no longer effective which matured in July 2014 was a loss of $0.1 and a loss of $0.9 for the nine months ended October 2, 2014 and September 26, 2013, respectively, which is reflected in Other Income on the Condensed Consolidated Statement of Operations.

14.  Investments

The Company's investment securities consist of $3.7 in government and corporate debt securities. The amortized cost and approximate fair value of held-to-maturity securities are as follows:

	October 2, 2014		December 31, 2013
	Current	Noncurrent	Current	Noncurrent
Government and Corporate Debt Securities
Amortized cost	$0.7	$3.0	$0.5	$3.1
Unrealized gains	—	—	—	0.1
Unrealized losses	—	—	—	(0.1)
Fair value	$0.7	$3.0	$0.5	$3.1

Maturities of held-to-maturity securities at October 2, 2014 are as follows:

	Amortized Cost	Approximate Fair Value
Within One Year	$0.7	$0.7
One to Five Years	0.8	0.8
Five to Ten Years	0.5	0.5
After Ten Years	1.7	1.7
Total	$3.7	$3.7

At October 2, 2014 and December 31, 2013, the fair value of certain held-to-maturity investments in debt and marketable securities are less than their historical cost. Total fair value of these investments were $1.8 for each of the periods then ended, which is approximately 48% and 51%, respectively, of the Company’s held-to-maturity investment portfolio. These declines

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

primarily resulted from decreases in market interest rates and failure of certain investments to maintain consistent credit quality ratings or meet projected earnings targets.

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

15.  Debt

Total debt shown on the balance sheet is comprised of the following:

	October 2, 2014		December 31, 2013
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan	$5.5	$530.3	$5.5	$532.7
Senior notes due 2017	—	—	—	296.4
Senior notes due 2020	—	300.0	—	300.0
Senior notes due 2022	—	299.4	—	—
Malaysian term loan	3.1	4.7	3.0	7.0
Present value of capital lease obligations	1.0	12.6	1.1	14.2
Other	—	—	7.2	0.2
Total	$9.6	$1,147.0	$16.8	$1,150.5

Senior Secured Credit Facilities

On March 18, 2014, the Company entered into Amendment No. 3 to its senior secured Credit Agreement, dated as of April 18, 2012, as amended by Amendment No. 1, dated as of October 26, 2012 and Amendment No. 2, dated as of August 2, 2013 (the "Credit Agreement"). The amendment provided for a new $540.4 senior secured term loan B with a maturity date of September 15, 2020, which replaced the $540.4 term loan B that was scheduled to mature on April 18, 2019. The new term loan bears interest, at Spirit’s option, at LIBOR plus 2.50% with a LIBOR floor of 0.75% or base rate plus 1.50%.  The amendment also provided that (i) any failure to comply with the financial covenants will not constitute an event of default with respect to the new term loan, however the financial covenants continue to apply to the revolving credit facility under the Credit Agreement and the administrative agent or the requisite number of lenders (the “Requisite Revolving Lenders”) may accelerate the obligations under the revolving credit facility and (ii) the financial covenants may be amended or waived by the Requisite Revolving Lenders. Substantially all of Spirit's assets, including inventory and property, plant and equipment, continue to be pledged as collateral for both the term loan, as replaced, and the revolving credit facility. As of October 2, 2014, the outstanding balance of the term loan was $536.3 and the carrying amount of the term loan was $535.8. As a result of extinguishment of the old term loan, the Company recognized a loss on extinguishment of debt of $4.6 and incurred third party fees of $0.5. Of this total charge of $5.1 related to extinguishment of the old term loan, $3.5 is reflected within amortization of deferred financing fees and $1.6 is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the nine months ended October 2, 2014.

On June 3, 2014, the Company entered into Amendment No. 4 to its senior secured Credit Agreement. The amendment permits the Company to incur certain debt and make certain restricted payments during the suspension period currently imposed upon the Company, including the payment for the repurchase of 4 million shares of the Company's class A common stock made in June 2014.

Senior Notes

On March 4, 2014, the Company commenced a cash tender offer to purchase any and all of the $300.0 outstanding principal amount of its 2017 Notes and a consent solicitation to amend the indenture governing the 2017 Notes (the "2017 Notes Indenture") and eliminate substantially all of the restrictive covenants and certain default provisions applicable to the 2017 Notes (the "Tender

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Offer"). Holders of 2017 Notes who validly tendered their 2017 Notes prior to March 17, 2014 received, in whole dollars, total consideration of $1,041.25 per $1,000 principal amount, which included a consent payment of $30.00 per $1,000 principal amount. Tender and consent fees related to the early extinguishment of debt was $9.4, which is included within debt issuance cost on the Condensed Consolidated Statement of Cash Flows for the nine months ended October 2, 2014.

As a result of the extinguishment of the 2017 Notes, the Company recognized a loss on extinguishment of bonds of $13.4 and incurred third party fees of $1.1. Of this total charge of $14.5 related to extinguishment of the 2017 Notes, $11.6 is reflected within amortization of deferred financing fees and $2.9 is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the nine months ended October 2, 2014.

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

On March 18, 2014, in order to fund the Tender Offer or otherwise acquire, redeem or repurchase the 2017 Notes, the Company issued the $300.0 aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.4 as of October 2, 2014.

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

Malaysian Facility Agreement

On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia (“RM”) 69.2 (approximately USD $20.0 equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM3.3 (approximately USD $1.0 equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum.  The Malaysia Facility loan balance as of October 2, 2014 was $7.8.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

French Factory Capital Lease Agreement

On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace-related component assembly plant in Saint-Nazaire, France.  Lease payments under the capital lease agreement are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of October 2, 2014, the Saint-Nazaire capital lease balance was $9.2.

Nashville Design Center Capital Lease Agreement

On September 21, 2012, the Company entered into a capital lease agreement for $2.6 for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components.  Lease payments under the capital lease agreement are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months. As of October 2, 2014, the Nashville Design Center capital lease balance was $2.3.

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Nine Months Ended
Components of Net Periodic Pension Income	October 2, 2014	September 26, 2013	October 2, 2014	September 26, 2013
Service cost	$—	$1.9	$—	$5.7
Interest cost	12.4	11.5	37.2	34.5
Expected return on plan assets	(20.4)	(21.1)	(61.4)	(63.4)
Amortization of net loss	—	2.9	—	8.8
Net periodic pension income	$(8.0)	$(4.8)	$(24.2)	$(14.4)

	Other Benefits
	For the Three Months Ended		For the Nine Months Ended
Components of Other Benefit Expense	October 2, 2014	September 26, 2013	October 2, 2014	September 26, 2013
Service cost	$0.6	$0.7	$1.7	$2.0
Interest cost	0.6	0.5	2.0	1.6
Special termination benefits	0.4	—	1.3	—
Net periodic other benefit expense	$1.6	$1.2	$5.0	$3.6

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $3.3 for the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2014.  Effective December 31, 2013, the BAE Aerostructures pension plan benefits were frozen due to an amendment which closed the plan. Our projected contributions to the U.K. pension plan for 2014 are $0.5, all of which was contributed at the end of the second quarter of 2014. The entire amount contributed can vary based on exchange rate fluctuations.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

On April 30, 2014, the Company’s Board of Directors approved an Omnibus Incentive Plan (the "Omnibus Plan"), which replaces the Executive Incentive Plan, Short-Term Incentive Plan (STIP), and Director Stock Plan (collectively referred to as "Prior Plans"). No new awards will be granted under such Prior Plans. Outstanding awards under the Prior Plans will continue to be governed by the terms of such plans until exercised, expired, or otherwise terminated or canceled. The adoption of the Omnibus Plan was non-dilutive to the Company's stockholders.

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

For the three months ended October 2, 2014, the Company recognized a net total of $4.7 of stock compensation expense, which is net of stock forfeitures, and includes expense for the Prior Plans and the LTIA under the Omnibus Plan. For the three months ended September 26, 2013, the Company recognized $3.7 of stock compensation expense, net of forfeitures.  The entire $4.7 of stock compensation expense was recorded as selling, general and administrative expense in accordance with FASB authoritative guidance. Of the total $3.7 of stock compensation expense recorded for the three months ended September 26, 2013, the full amount was recorded as selling, general and administrative expense.

For the nine months ended October 2, 2014, the Company recognized a total of $12.7 of stock compensation expense, net of forfeitures, and includes expense for the Prior Plans and LTIA. For the nine months ended September 26, 2013, the Company recognized $15.7 of stock compensation expense, net of forfeitures. Of the total $12.7 of stock compensation expense recorded for the nine months ended October 2, 2014, the full amount was recorded as selling, general and administrative expense in accordance with FASB authoritative guidance with no accelerated vesting expense for participants meeting the conditions for “Qualifying Retirement” under the STIP as set out in the Proxy Statement for our 2014 annual meeting of stockholders. Of the $15.7 of stock compensation expense recorded for the nine months ended September 26, 2013 the full amount was recorded as selling, general and administrative expense, which includes $0.5 of accelerated vesting expense for participants meeting the conditions for “Qualifying Retirement.”

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

In the third quarter ended October 2, 2014, 51,079 shares of class A common stock with an aggregate grant date fair value of $1.9 were granted under the service-based portion of the Company's LTIA. In addition, 292 shares of class A common stock with an aggregate grant date fair value of less than $0.1 were granted under the market-based portion of the Company's LTIA. Also, 5,067 shares of class A common stock with an aggregate grant date fair value of $0.2 were granted under the Company’s Board of Directors portion of the Omnibus. Additionally, 19,752 shares of class A common stock with an aggregate grant date fair value of $0.6 awarded under the Company's Long-Term Incentive Plan vested during the quarter ended October 2, 2014.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

18. Income Taxes

The process for calculating our income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax liability at October 2, 2014 and December 31, 2013 were $17.4 and $15.8, respectively. This increase is primarily due to temporary differences reducing taxable income in the United Kingdom (U.K.) netted with a reduction to the Malaysia deferred tax liability as a result of securing the tax holiday.

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

 Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company's prior earnings history including the forward losses previously recognized in the U.S., management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. deferred tax assets as of October 2, 2014. At each reporting date, management considers all available positive and negative evidence, both new and historical, that could impact the future realization of deferred tax assets. Management will consider a release of the valuation allowance once there is sufficient positive evidence that it is more likely than not that the deferred tax assets will be realized, or when it is clearly demonstrated that the underlying deferred tax asset has been realized due to positive taxable income in the period the temporary difference was reversed. Any release of the valuation allowance will be recorded as a tax benefit increasing net income or other comprehensive income.

The net valuation allowance was decreased by $77.9 for the nine months ended October 2, 2014. The reduction reflects the realization of certain deferred tax assets within the Company’s discrete method taxable income calculation and changes in deferred tax assets associated with certain state income tax credits for the nine months ending October 2, 2014 and the overall favorable resolution of tax accounting methods and other issues agreed upon concurrent with the Company’s IRS CAP examination and tax return filing for the 2013 tax year in the third quarter of 2014.  To the extent that the Company generates positive taxable income and expects, with reasonable certainty, to continue to generate positive income we may release additional valuation allowance in future periods. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. The release of all or a portion of the valuation allowance may have a significant effect on our tax expense in the period it is released.

During the first quarter of 2014, the Company received formal approval of the tax holiday from the Malaysian tax authorities, with conditional renewals once every five years beginning in September 2014. As a result of this approval, the Company released

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

$12.2 of tax reserves and $0.7 of deferred tax liabilities into earnings in the first quarter of 2014. The company has submitted all required documentation to the Malaysian tax authorities regarding the five year renewal period to September of 2019. The Company’s position is that all conditions of the renewal have been met and continues to operate under a tax holiday in Malaysia effective through September 2024.

The Company released $1.2 of tax reserves associated with our 2010 and 2013 tax years due to the expiration of the statute of limitations on our 2010 Federal Income Tax Return and the overall favorable resolution of tax accounting methods and other issues agreed upon concurrent with the Company’s IRS CAP examination and tax return filing for the 2013 tax year in the third quarter of 2014.

The Company's income tax expense for 2014 does not reflect any benefit of the U.S. Federal Research Tax Credit attributable to 2014 as the legislation has not been extended beyond December, 2013. Should the legislation be extended during the year, the Company may record additional tax benefits for 2014 Research Tax Credit.

The 12.5% effective tax rate for the three months ended October 2, 2014 differs from the (129.4)% effective tax rate for the same period of 2013 primarily due to the U.S. net deferred tax asset valuation allowance decrease in 2014 and reduced earnings and the tax treatment for long-term contracts in 2013.

The 16.1% effective tax rate for the nine months ended October 2, 2014 differs from the 64.6% effective tax rate for the same period of 2013 primarily due to the U.S. net deferred tax asset valuation allowance decrease in 2014, the Malaysia tax reserve release in 2014, reduced earnings and the tax treatment for long-term contracts in 2013 and the inclusion of 2012 and 2013 U.S. Federal Research Tax Credit in 2013.

The Company is participating in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program for our 2013 tax year.  Additionally, the Company has been selected for the Compliance Maintenance phase of the CAP program for the 2014 tax year.  The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. During the second quarter of 2014 HM Revenue & Customs completed its examination of our 2009-2011 U.K. income tax returns.  The Directorate General of Public Finance is currently examining our 2011 and 2012 France income tax returns.  While a change could result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.

19.  Equity

Earnings per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.

Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of the Company’s outstanding common stock are entitled to any dividend declared by the Board of Directors out of funds legally available for this purpose. No dividend may be declared on the class A or class B common stock unless at the same time an equal dividend is paid on every share of class A and class B common stock. Dividends paid in shares of the Company’s common stock must be paid, with respect to a particular class of common stock, in shares of that class. The Company does not intend to pay cash dividends on its common stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of October 2, 2014, no treasury shares have been reissued or retired.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	October 2, 2014			September 26, 2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$167.5	138.6	$1.21	$92.7	141.4	$0.66
Income allocated to participating securities	0.5	0.4		1.0	1.4
Net income	$168.0			$93.7

Diluted potential common shares		1.0			0.6
Diluted EPS
Net income	$168.0	140.0	$1.20	$93.7	143.4	$0.65

	For the Nine Months Ended
	October 2, 2014			September 26, 2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$462.5	140.4	$3.30	$(34.2)	141.2	$(0.24)
Income (loss) allocated to participating securities	2.5	0.8		(0.3)	1.5
Net income (loss)	$465.0			$(34.5)

Diluted potential common shares		1.0			—
Diluted EPS
Net income (loss)	$465.0	142.2	$3.27	$(34.5)	141.2	$(0.24)

The balance of outstanding common shares presented in the condensed consolidated balance sheets was 141.2 million and 144.7 million at October 2, 2014 and September 26, 2013, respectively. Included in the outstanding common shares were 2.4 million and 3.2 million of issued but unvested shares at October 2, 2014 and September 26, 2013, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	For the Nine Months Ended	For the Twelve Months Ended
	October 2, 2014	December 31, 2013
Interest rate swaps	$(0.5)	$—
Pension	(52.9)	(52.7)
SERP/Retiree medical	3.1	3.1
Foreign currency impact on long term intercompany loan	(3.8)	(2.2)
Currency translation adjustment	(9.8)	(2.8)
Total accumulated other comprehensive (loss)	$(63.9)	$(54.6)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Noncontrolling Interest

The balance of noncontrolling interest presented in the consolidated balance sheet was $0.5 and $0.5 at October 2, 2014 and December 31, 2013, respectively. Noncontrolling interest reported in 2013 includes Spirit's interest in a joint venture named Spirit-Progresstech LLC. Spirit sold its interest in that joint venture on December 19, 2013.

20.  Related Party Transactions

On August 7, 2014, the Company, Onex and certain current and former members of Spirit management entered into an underwriting agreement for the sale by such stockholders of 8,577,155 shares of the Company's class A common stock in a secondary public offering. Following the completion of the offering, which closed on August 13, 2014, Onex no longer owned any shares of the Company. During the time period in which Onex was a related party, the Company paid zero and $0.2 to a subsidiary of Onex for services rendered for the three month periods ended October 2, 2014 and September 26, 2013, respectively, and $0.3 for each of the nine month periods ended October 2, 2014 and September 26, 2013. Management believes the amounts charged were reasonable in relation to the services provided.

A former director and executive of the Company is a member of the Board of Directors of Rockwell Collins, Inc., a supplier of manufacturing parts to the Company.  Under the commercial terms of the arrangement with the supplier, Spirit paid less than $0.1 for the three month periods ended October 2, 2014 and September 26, 2013, and $0.2 and $0.1 for the nine month periods ended October 2, 2014 and September 26, 2013, respectively. The amounts owed to Rockwell Collins and recorded as accrued liabilities were less than $0.1 as of October 2, 2014 and December 31, 2013.

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

21.  Commitments, Contingencies and Guarantees

Litigation

From time to time the Company is subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. Consistent with the requirements of authoritative guidance on accounting for contingencies, the Company had an accrual of less than $1.0 related to the following litigation matters as of October 2, 2014 and December 31, 2013. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations and cash flows in a particular quarter or fiscal year.

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

On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company et al. was filed in the U.S. District Court for the District of Kansas. The defendants were served in early July 2007. The defendants included Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with Boeing and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income Security Act and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification. The sub-class members who asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there were many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, were (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs initially sought a declaration that they were entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. On June 20, 2013, the district court entered an order dismissing all claims against the Spirit entities with prejudice. Plaintiffs’ claims against Boeing entities remain pending in the litigation. Boeing has announced that the plaintiffs and Boeing agreed on June 12, 2014, to a settlement of this matter, subject to a fairness hearing. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the asset purchase agreement from the Boeing Acquisition between Boeing and Spirit and has invoked the dispute mechanism of the asset purchase agreement. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

On July 21, 2005, the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) filed a grievance against Boeing on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, regarding issues that parallel those asserted in Harkness et al. v. The Boeing Company et al. Boeing denied the grievance, and the UAW subsequently filed suit to compel arbitration, which the parties eventually agreed to pursue. The arbitration was conducted in January 2008. In July 2008, the arbitrator issued an opinion and award in favor of the UAW. The arbitrator directed Boeing to reinstate the seniority of the employees and “afford them the benefits appurtenant thereto.” On March 5, 2009, the arbitrator entered an Opinion and Supplemental Award that directed Boeing to award certain benefits to UAW members upon whose behalf the grievance was brought, notwithstanding the prior denial of such benefits by the Boeing Plan Administrator. On April 10, 2009, Boeing filed a Complaint in the United States District Court for the Northern District of Illinois, seeking a ruling that the arbitrator exceeded his authority in granting the Supplemental Award. On September 16, 2009, the District Court entered an order affirming the arbitrator’s Supplemental Award. Boeing appealed the District Court’s decision to the U.S. Seventh Circuit Court of Appeals, which affirmed the District Court’s decision. Boeing previously notified Spirit of its intent to seek indemnification from Spirit for any “indemnifiable damages” it may incur in the UAW matter, pursuant to the terms of the asset purchase agreement from the Boeing Acquisition and has invoked the dispute mechanism of the asset purchase agreement. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

On May 11, 2009, Spirit filed a lawsuit in the United States District Court for the District of Kansas against SPS Technologies LLC (“SPS”) and Precision Castparts Corp. Spirit’s claims are based on the sale by SPS of certain non-conforming nut plate fasteners to Spirit between August 2007 and August 2008. Many of the fasteners were used on assemblies that Spirit sold to a customer. In the fall of 2008, Spirit discovered the non-conformity and notified the customer of the discrepancy. Subsequently, Spirit and the customer removed and replaced nut plates on various in-process aircraft assemblies and subsequently agreed to an appropriate cost related to those efforts. Spirit’s lawsuit sought damages, including damages related to these efforts, under various theories, including breach of contract and breach of implied warranty. On September 30, 2014, the parties announced to the court that a settlement of the matter had been reached and filed in a joint stipulation of dismissal. The resolution of the matter did not materially affect the Company's financial position, results of operation or liquidity.

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

SEC Matters

In October 2012, Spirit was advised by the Staff of the Securities and Exchange Commission, Division of Enforcement, that they were conducting an inquiry that the Company believes to be focused on the timing of forward losses recognized in the third quarter of 2012. The Company has fully cooperated with the inquiry.  In October 2014, the Enforcement Division Staff informed the Company that it had determined to close its inquiry without recommending any enforcement action against Spirit.

Guarantees

Contingent liabilities in the form of letters of credit, letters of guarantee and performance bonds have been provided by the Company. As of both October 2, 2014 and December 31, 2013, outstanding letters of credit were $19.9. Outstanding guarantees were $22.3 and $24.8 at October 2, 2014 and December 31, 2013, respectively.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

The following is a roll forward of the service warranty and extraordinary rework balance at October 2, 2014:

Balance, December 31, 2013	$68.7
Charges to costs and expenses	34.9
Payouts	(0.4)
Exchange rate	(0.1)
Balance, October 2, 2014	$103.1

22.  Other (Expense) Income, Net

Other (expense) income, net is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 2, 2014	September 26, 2013	October 2, 2014	September 26, 2013
KDFA bond	$0.7	$0.8	$2.5	$2.5
Rental and miscellaneous income	0.3	(0.2)	0.4	(0.1)
Foreign currency (losses) gains	(9.6)	6.8	(4.5)	(3.6)
Total	$(8.6)	$7.4	$(1.6)	$(1.2)

Foreign currency (losses) gains are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency.

23.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers.  Approximately 93% of the Company’s net revenues for the nine months ended October 2, 2014 came from our two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, impact of severe weather event, research and development and unallocated cost of sales.

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

The following table shows segment revenues and operating income for the three and nine months ended October 2, 2014 and September 26, 2013:

	Three Months Ended		Nine Months Ended
	October 2, 2014	September 26, 2013	October 2, 2014	September 26, 2013
Segment Revenues
Fuselage Systems	$804.0	$710.3	$2,567.3	$2,160.3
Propulsion Systems	441.8	389.2	1,352.5	1,183.1
Wing Systems	446.2	397.8	1,298.7	1,109.7
All Other	1.0	6.4	6.3	13.5
	$1,693.0	$1,503.7	$5,224.8	$4,466.6
Segment Operating Income (Loss)
Fuselage Systems (1)	$142.4	$29.8	$416.6	$311.2
Propulsion Systems (2)	81.8	73.0	248.2	226.4
Wing Systems (3)	63.1	37.9	184.1	(343.9)
All Other	(0.3)	0.7	—	4.1
	287.0	141.4	848.9	197.8
Corporate SG&A (4)	(50.0)	(52.8)	(164.9)	(151.2)
Impact from severe weather event	—	(4.5)	—	(19.6)
Research and development (5)	(8.7)	(7.5)	(21.8)	(23.6)
Unallocated cost of sales (6)	(12.0)	(26.1)	(35.3)	(46.9)
Total operating income (loss)	$216.3	$50.5	$626.9	$(43.5)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

(1)
For the three months ended October 2, 2014, includes favorable cumulative catch-up adjustment of $9.7 related to the periods prior to the third quarter of 2014. For the nine months ended October 2, 2014, includes $0.9 forward loss charge recorded on the Bell V280 helicopter program. Also includes favorable cumulative catch-up adjustment of $10.2 related to periods prior to 2014. For the three months ended September 26, 2013, includes favorable cumulative catch-up adjustments of $19.8 related to the periods prior to the third quarter of 2013. Inclusive of $5.3 and $10.3 forward loss charges recorded for the B747 program for the three and nine months ended September 26, 2013, respectively and $111.3 forward loss charge recorded for the A350 XWB program for the third quarter of 2013. The A350 XWB forward loss charge of $111.3 is comprised of $32.7 on the A350 XWB non-recurring fuselage portion and $78.6 on the A350 XWB recurring fuselage program. For the nine months ended September 26, 2013, includes favorable cumulative catch-up adjustments of $46.3 related to periods prior to 2013.

(2)
For the three months ended October 2, 2014, includes favorable cumulative catch-up adjustments of $8.2 related to the periods prior to the third quarter of 2014. For the nine months ended October 2, 2014, includes cumulative favorable catch-up adjustments of $11.2 related to periods prior to 2014. For the three months ended September 26, 2013, includes favorable cumulative catch-up adjustments of $3.7 related to the periods prior to the third quarter of 2013. Inclusive of $0.8 and $4.8 forward loss charge on the B767 program for the three and nine months ended September 26, 2013, respectively and a $8.4 reduction of forward loss charge due to change in estimate recorded for the Rolls-Royce BR725 programs for the nine months ended September 26, 2013. For the nine months ended September 26, 2013 includes favorable cumulative catch-up adjustments of $20.3 related to periods prior to 2013.

(3)
For the three months ended October 2, 2014, includes favorable cumulative catch-up adjustments of $14.8 related to the periods prior to the third quarter of 2014. For the nine months ended October 2, 2014, includes $0.3 forward loss charge recorded on the G280 wing program. Also includes favorable cumulative catch-up adjustments of $24.4 related to periods prior to 2014. For the three months ended September 26, 2013, includes favorable cumulative catch-up adjustments of $4.1 related to the periods prior to the third quarter of 2013. Also includes $37.3 and $234.2 of forward loss charges recorded for the B787 and G650 wing programs for the nine months ended September 26, 2013, respectively. Includes $6.4 and $197.9 forward loss charges recorded for the G280 wing program for the three and nine months ended September 26, 2013. For the nine months ended September 26, 2013, includes favorable cumulative catch-up adjustments of $1.6 related to periods prior to 2013.

(4)
For the three months ended September 26, 2013, corporate SG&A of $1.4, $1.3 and $1.9 was reclassified from segment operating income for the Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation. For the nine months ended September 26, 2013, corporate SG&A of $5.5, $3.4 and $4.3 was reclassified from segment operating income for Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

(5)
For the three months ended September 26, 2013, research and development of $2.6, $1.7 and $1.1 was reclassified from segment operating income for Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation. For the nine months ended September 26, 2013, research and development of $8.5, $6.1 and $3.1 was reclassified from segment operating income for Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

(6)
Includes $11.8 and $34.4 of warranty reserve for the three and nine month periods ended October 2, 2014, respectively. Includes $9.5 and $28.7 of warranty reserve and zero and $1.6 related to early retirement incentives for the three and nine month periods ended September 26, 2013, respectively.

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

(vi)	Holdings and its subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Operations
For the Three Months Ended October 2, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,539.2	$76.6	$213.2	$(136.0)	$1,693.0
Operating costs and expenses
Cost of sales	—	1,296.7	74.3	183.0	(136.0)	1,418.0
Selling, general and administrative	1.3	44.1	0.5	4.1	—	50.0
Research and development	—	8.0	—	0.7	—	8.7
Total operating costs and expenses	1.3	1,348.8	74.8	187.8	(136.0)	1,476.7
Operating income	(1.3)	190.4	1.8	25.4	—	216.3
Interest expense and financing fee amortization	—	(15.8)	—	(2.3)	2.1	(16.0)
Interest income	—	2.3	—	—	(2.1)	0.2
Other income, net	—	1.0	—	(9.6)	—	(8.6)
Income before income taxes and equity in net income (loss) of affiliate and subsidiaries	(1.3)	177.9	1.8	13.5	—	191.9
Income tax benefit (provision) benefit	(0.3)	(19.8)	(0.7)	(3.1)	—	(23.9)
Income before equity in net income (loss) of affiliate and subsidiaries	(1.6)	158.1	1.1	10.4	—	168.0
Equity in net income (loss) of affiliate	—	—	—	—	—	—
Equity in net income (loss) of subsidiaries	169.6	11.6	—	—	(181.2)	—
Net income (loss)	168.0	169.7	1.1	10.4	(181.2)	168.0
Other comprehensive income (loss)	(19.5)	(0.5)	—	(19.0)	19.5	(19.5)
Comprehensive income (loss)	$148.5	$169.2	$1.1	$(8.6)	$(161.7)	$148.5

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Three Months Ended September 26, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,359.0	$25.2	$178.9	$(59.4)	$1,503.7
Operating costs and expenses
Cost of sales	—	1,259.1	27.3	161.4	(59.4)	1,388.4
Selling, general and administrative	0.1	46.7	0.8	5.2	—	52.8
Impact from severe weather event	—	4.5	—	—	—	4.5
Research and development	—	7.0	—	0.5	—	7.5
Total operating costs and expenses	0.1	1,317.3	28.1	167.1	(59.4)	1,453.2
Operating (loss) income	(0.1)	41.7	(2.9)	11.8	—	50.5
Interest expense and financing fee amortization	—	(16.9)	—	(2.8)	2.6	(17.1)
Interest income	—	2.6	—	0.1	(2.6)	0.1
Other income, net	—	0.6	—	6.8	—	7.4
(Loss) income before income taxes and equity in net (loss) income of affiliate and subsidiaries	(0.1)	28.0	(2.9)	15.9	—	40.9
Income tax benefit (provision)	—	54.0	2.2	(3.2)	—	53.0
(Loss) income before equity in net (loss) income of affiliate and subsidiaries	(0.1)	82.0	(0.7)	12.7	—	93.9
Equity in net (loss) income of affiliate	(0.2)	(0.5)	—	0.3	0.2	(0.2)
Equity in net (loss) income of subsidiaries	94.0	11.9	—	—	(105.9)	—
Net income (loss)	93.7	93.4	(0.7)	13.0	(105.7)	93.7
Other comprehensive income (loss)	10.7	0.2	—	10.5	(10.7)	10.7
Comprehensive income (loss)	$104.4	$93.6	$(0.7)	$23.5	$(116.4)	$104.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Nine Months Ended October 2, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$4,813.3	$263.6	$628.7	$(480.8)	$5,224.8
Operating costs and expenses
Cost of sales	—	4,095.5	256.4	540.1	(480.8)	4,411.2
Selling, general and administrative	2.4	147.6	1.9	13.0	—	164.9
Research and development	—	20.5	—	1.3	—	21.8
Total operating costs and expenses	2.4	4,263.6	258.3	554.4	(480.8)	4,597.9
Operating (loss) income	(2.4)	549.7	5.3	74.3	—	626.9
Interest expense and financing fee amortization	—	(71.6)	—	(7.8)	7.2	(72.2)
Interest income	—	7.5	—	0.1	(7.2)	0.4
Other income, net	—	2.7	—	(4.3)	—	(1.6)
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(2.4)	488.3	5.3	62.3	—	553.5
Income tax benefit (provision) benefit	(0.1)	(87.6)	(2.0)	0.8	—	(88.9)
(Loss) income before equity in net (loss) income of affiliates and subsidiaries	(2.5)	400.7	3.3	63.1	—	464.6
Equity in net (loss) income of affiliates	0.4	—	—	0.4	(0.4)	0.4
Equity in net (loss) income of subsidiaries	467.1	66.4	—	—	(533.5)	—
Net income (loss)	465.0	467.1	3.3	63.5	(533.9)	465.0
Other comprehensive (loss) income	(9.3)	(0.5)	—	(8.8)	9.3	(9.3)
Comprehensive income (loss)	$455.7	$466.6	$3.3	$54.7	$(524.6)	$455.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 26, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$4,049.6	$116.3	$525.9	$(225.2)	$4,466.6
Operating costs and expenses
Cost of sales	—	3,962.4	108.3	470.2	(225.2)	4,315.7
Selling, general and administrative	1.2	132.4	2.3	15.3	—	151.2
Impact from severe weather event	—	19.6	—	—	—	19.6
Research and development	—	22.2	0.1	1.3	—	23.6
Total operating costs and expenses	1.2	4,136.6	110.7	486.8	(225.2)	4,510.1
Operating (loss) income	(1.2)	(87.0)	5.6	39.1	—	(43.5)
Interest expense and financing fee amortization	—	(51.3)	—	(8.4)	7.7	(52.0)
Interest income	—	7.8	—	0.1	(7.7)	0.2
Other income (expense), net	—	2.3	—	(3.5)	—	(1.2)
(Loss) income before income taxes and equity in net (loss) income of affiliates and subsidiaries	(1.2)	(128.2)	5.6	27.3	—	(96.5)
Income tax (provision) benefit	(0.1)	68.4	(1.0)	(5.0)	—	62.3
(Loss) income before equity in net (loss) income of affiliate and subsidiaries	(1.3)	(59.8)	4.6	22.3	—	(34.2)
Equity in net (loss) of affiliate	(0.3)	(0.5)	—	0.2	0.3	(0.3)
Equity in net (loss) income of subsidiaries	(32.9)	26.9	—	—	6.0	—
Net (loss) income	(34.5)	(33.4)	4.6	22.5	6.3	(34.5)
Other comprehensive (loss) income	(2.0)	0.6	—	(2.6)	2.0	(2.0)
Comprehensive (loss) income	$(36.5)	$(32.8)	$4.6	$19.9	$8.3	$(36.5)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

 Condensed Consolidating Balance Sheet
October 2, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$412.9	$—	$39.9	$—	$452.8
Accounts receivable, net	—	920.7	31.5	234.1	(377.0)	809.3
Inventory, net	—	1,349.7	206.6	329.8	—	1,886.1
Deferred tax asset - current	—	31.8	—	—	—	31.8
Other current assets	—	44.4	—	2.8	—	47.2
Total current assets	—	2,759.5	238.1	606.6	(377.0)	3,227.2
Property, plant and equipment, net	—	1,283.9	316.8	184.2	—	1,784.9
Pension assets, net	—	253.8	—	23.0	—	276.8
Investment in subsidiary	904.5	281.4	—	—	(1,185.9)	—
Equity in net assets of subsidiaries	910.3	217.3	—	—	(1,127.6)	—
Other assets	—	355.0	80.0	25.2	(344.0)	116.2
Total assets	$1,814.8	$5,150.9	$634.9	$839.0	$(3,034.5)	$5,405.1
Current liabilities
Accounts payable	$—	$650.7	$252.0	$183.5	$(376.9)	$709.3
Accrued expenses	—	245.7	0.2	27.0	—	272.9
Profit sharing	—	73.4	—	4.6	—	78.0
Current portion of long-term debt	—	5.7	—	3.9	—	9.6
Advance payments, short-term	—	103.1	—	—	—	103.1
Deferred revenue, short-term	—	20.1	—	1.7	—	21.8
Deferred grant income liability - current	—	—	8.5	1.3	—	9.8
Other current liabilities	—	90.3	—	1.3	—	91.6
Total current liabilities	—	1,189.0	260.7	223.3	(376.9)	1,296.1
Long-term debt	—	1,131.8	—	279.2	(264.0)	1,147.0
Advance payments, long-term	—	713.3	—	—	—	713.3
Pension/OPEB obligation	—	74.9	—	—	—	74.9
Deferred grant income liability - non-current	—	—	69.1	30.8	—	99.9
Deferred revenue and other deferred credits	—	20.9	—	6.9	—	27.8
Other liabilities	—	286.1	—	25.2	(80.0)	231.3
Total equity	1,814.8	1,734.9	305.1	273.6	(2,313.6)	1,814.8
Total liabilities and shareholders’ equity	$1,814.8	$5,150.9	$634.9	$839.0	$(3,034.5)	$5,405.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$359.2	$—	$61.5	$—	$420.7
Accounts receivable, net	—	643.3	15.3	214.5	(322.3)	550.8
Inventory, net	—	1,340.2	208.7	293.7	—	1,842.6
Deferred tax asset-current	—	25.2	—	1.7	—	26.9
Other current assets	—	100.7	—	2.5	—	103.2
Total current assets	—	2,468.6	224.0	573.9	(322.3)	2,944.2
Property, plant and equipment, net	—	1,308.0	305.3	190.0	—	1,803.3
Pension assets, net	—	231.1	—	21.5	—	252.6
Investment in subsidiary	1,026.3	281.5	—	—	(1,307.8)	—
Equity in net assets of subsidiaries	454.7	119.4	—	—	(574.1)	—
Other assets	—	422.4	80.0	24.2	(419.5)	107.1
Total assets	$1,481.0	$4,831.0	$609.3	$809.6	$(2,623.7)	$5,107.2
Current liabilities
Accounts payable	$—	$666.5	$224.2	$185.2	$(322.2)	$753.7
Accrued expenses	—	189.9	0.5	30.2	—	220.6
Profit sharing	—	35.7	—	2.7	—	38.4
Current portion of long-term debt	—	12.9	—	3.9	—	16.8
Advance payments, short-term	—	133.5	—	—	—	133.5
Deferred revenue, short-term	—	15.7	—	4.1	—	19.8
Deferred grant income liability - current	—	—	7.3	1.3	—	8.6
Other current liabilities	—	137.1	—	7.1	—	144.2
Total current liabilities	—	1,191.3	232.0	234.5	(322.2)	1,335.6
Long-term debt	—	1,131.4	80.0	278.6	(339.5)	1,150.5
Advance payments, long-term	—	728.9	—	—	—	728.9
Pension/OPEB obligation	—	69.8	—	—	—	69.8
Deferred grant income liability - non-current	—	—	75.6	32.6	—	108.2
Deferred revenue and other deferred credits	—	22.7	—	8.2	—	30.9
Other liabilities	—	245.6	—	36.7	(80.0)	202.3
Total equity	1,481.0	1,441.3	221.7	219.0	(1,882.0)	1,481.0
Total liabilities and shareholders’ equity	$1,481.0	$4,831.0	$609.3	$809.6	$(2,623.7)	$5,107.2

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, £, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended October 2, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$—	$310.3	$31.0	$(13.0)	$—	$328.3
Investing activities
Purchase of property, plant and equipment	—	(95.7)	(31.0)	(7.3)	—	(134.0)
Proceeds from sale of assets	—	0.4	—	—	—	0.4
Other	—	2.3	—	(2.3)	—	—
Net cash (used in) investing activities	—	(93.0)	(31.0)	(9.6)	—	(133.6)
Financing activities
Proceeds from issuance of bonds	—	300.0	—	—	—	300.0
Principal payments of debt	—	(11.5)	—	(3.1)	—	(14.6)
Collection on (repayment of) intercompany debt	—	(4.5)	—	4.5	—	—
Payments on bonds	—	(300.0)	—	—	—	(300.0)
Excess tax benefits from share-based payment arrangements	—	2.4	—	—	—	2.4
Debt issuance and financing costs	—	(20.8)	—	—	—	(20.8)
Proceeds (payments) from subsidiary for purchase of treasury stock	129.2	(129.2)	—	—	—	—
Purchase of treasury stock	(129.2)	—	—	—	—	(129.2)
Net cash (used in) financing activities	—	(163.6)	—	1.4	—	(162.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash and cash equivalents for the period	—	53.7	—	(21.6)	—	32.1
Cash and cash equivalents, beginning of period	—	359.2	—	61.5	—	420.7
Cash and cash equivalents, end of period	$—	$412.9	$—	$39.9	$—	$452.8

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” “will,” and other similar words or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (our “2013 Form 10-K”), filed with the Securities and Exchange Commission ("SEC") on February 19, 2014, our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2014 (our "Q1 2014 Form 10-Q"), filed with the SEC on May 2, 2014, our Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2014 and herein (our "Q2 2014 Form 10-Q"), filed with the SEC on August 1, 2014. See also “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Recent Events

On August 7, 2014, the Company, Onex and certain current and former members of Spirit management entered into an underwriting agreement for the sale by such stockholders of 8,577,155 shares of the Company's class A common stock in a secondary public offering. Following the completion of the offering which closed on August 13, 2014, Onex no longer owned any shares of the Company.

On September 25, 2014 the Airbus A320neo successfully completed its first flight.

On September 30, 2014 the Airbus A350-900 XWB received Type Certification from the European Aviation Safety Agency (EASA).

On October 2, 2014 Boeing announced that it will increase production on the B737 program to 52 airplanes per month in 2018.

In October 2014, the Staff of the Securities and Exchange Commission, Division of Enforcement, informed the Company that it had determined to close its inquiry into the timing of forward losses recognized in the third quarter of 2012 without recommending any enforcement action against the Company.

Overview

We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselage systems, propulsion systems and wing systems for commercial and military aircraft. For the three months ended October 2, 2014, we generated net revenues of $1,693.0 million and net income of $168.0 million and for the nine months ended October 2, 2014, we generated net revenues of $5,224.8 million and net income of $465.0 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program.  The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas.  The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 26%, 26% and less than 1%, respectively, of our net revenues for the three months ended October 2, 2014, and 49%, 26%, 25% and less than 1%, respectively, of our net revenues for the nine months ended October 2, 2014.

Management’s Focus

The Company’s focus is on ensuring that our strategy and our operational and cost performance are world class. We have undertaken specific actions that highlight our commitment. In 2013, we conducted a series of comprehensive strategic and financial reviews of our development programs at our Tulsa, Wichita, Kinston and St. Nazaire sites which resulted in the commencement of a process to sell our Oklahoma facilities. Certain of our maturing programs, including the Gulfstream G280 and G650 wing programs and the B787 wing program, are produced at these facilities. We may ultimately decide to sell only a portion of, or certain programs produced at, our Oklahoma facilities, to sell separate portions and/or programs to different buyers, or to retain the facilities in their entirety. This decision aligns with our strategy to focus on the commercial aerospace and defense segments of the marketplace. We are also committed to reducing internal cost through cost saving initiatives and improving operational efficiency through centralization of functions. Additionally, we continue to align the business around our customers and programs with strong emphasis on markets, business management, program management, production and supply chain. We also added new executive talent and reassigned existing executive talent in an effort to strengthen performance in certain areas of our business. We anticipate taking additional actions in the near-term as we continue to focus on positioning the Company for future success.

New and Maturing Programs

We are currently performing work on several new and maturing programs, which are in various stages of development. These programs carry risks associated with design responsibility, development of production tooling, production inefficiencies during the initial phases of production, hiring and training of qualified personnel, increased capital and funding commitments, supplier performance, delivery schedules and unique contractual requirements. Our success depends on our ability to achieve performance obligations on new and maturing programs to our customer's satisfaction and manufacture products at our estimated cost.

In order to continue to reduce risk on our new and maturing programs, it will be critical that we successfully perform under revised design and manufacturing plans, achieve planned cost reductions as we enter increasing levels of production, meet customer delivery schedules, successfully resolve claims and assertions, and negotiate pricing with our customers and suppliers.

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

Although we continue to project margins on the A350 XWB fuselage and wing contracts to be break-even, there is still a substantial amount of risk similar to what we have experienced on other development programs. Specifically, our ability to successfully negotiate favorable terms with Airbus and our suppliers, and to manage supplier performance, execute cost reduction strategies, hire and retain skilled production and management personnel, execute quality and manufacturing processes, manage program schedule delays and adjust to higher rate schedules, among other risks, will determine the ultimate performance of this program or these contracts.

B787 Program

As we move into a higher production rate on this program, our performance at the current contracted price depends on our continued ability to achieve cost reductions in manufacturing and support labor as well as supply chain. Improvement efforts to reduce our cost structure have been ongoing since the beginning of the program, and continued as design engineering for both the B787-8 and B787-9 derivatives were finalized and manufacturing plans were solidified. Near-term cost improvement efforts will focus on efficiency gains within our manufacturing process and execution of sourcing strategies.

We have not yet established pricing for the B787-9, B787-10 or any future derivatives. Our supply agreement for the B787 program (the "B787 Supply Agreement") provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties. The parties have engaged in discussions concerning how to determine initial B787-9 and B787-10 pricing, and have not yet reached agreement. In conjunction with pricing, we are also engaged in discussions regarding the terms outlined in the 787 Supply Agreement under which we respond to increased production rates requested by Boeing. We have not reached agreement on these discussions. Our ability to successfully negotiate fair and equitable prices for these models as well as overall B787 delivery volumes and our ability to achieve forecasted cost improvements on all B787 models are key factors in achieving the projected financial performance for this program.

Pending final price negotiations, we have recognized revenue for B787-9 deliveries based on our invoiced pricing to Boeing. For B787-9 deliveries in our first B787 contract block, we have applied the appropriate accounting guidance for unpriced change orders in estimating revenues which will be updated in the quarter in which final pricing is negotiated.

G280 and G650 Programs

The Gulfstream G280 and G650 programs face near-term risks that include our ability to execute our contractual work statement, achieve supply chain cost reductions, and successfully perform to manufacturing plans. Business jet market fluctuations caused by changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market, also present risk to these programs. The G650 program has significant near-term risk as we work with our customer to resolve certain commercial issues related to Gulfstream's contention that delivered units failed to meet schedule and weight requirements.

As we worked with Gulfstream to meet its production demand, we negotiated a temporary transfer of a portion of our work scope for the G650 wing to Gulfstream for completion. We have made significant progress in resolving production challenges and are now meeting our customer's scheduled deliveries. Our contract estimates reflect assumptions regarding the duration of the temporary transfer of work scope which is accounted for as a reduction in forecasted revenue. As described in more detail in Note 21, "Commitments, Contingencies and Guarantees," we instituted a demand for arbitration against Gulfstream to resolve certain contractual disputes primarily related to engineering changes made by Gulfstream and the impact of those changes to weight and delivery schedules as well as for incomplete payments to Spirit. We continually assess these contractual items and adjust our estimates as appropriate each quarter. Changes in these particular estimates could result in additional forward losses recognized on the G650 program.

Our cost estimates at completion for the Gulfstream G280 and G650 programs include significant cost reductions primarily related to sourcing opportunities projected to be realized between 2014 and 2017. These sourcing opportunities and related savings amounts are based on the experience of the supply chain team and operational management. We continue to work with our suppliers to negotiate favorable contract pricing. Our ability to achieve forecasted cost improvements will depend upon our success in negotiating supplier price reductions. Changes in the supply chain cost reduction estimates could result in additional forward losses.

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

Boeing Legacy Programs

On April 8, 2014, we entered into a Memorandum of Agreement ("MOA") with Boeing that established pricing terms for the B737, B747, B767 and B777 programs for the period commencing on April 1, 2014 and ending on December 31, 2015, under the Company's long-term supply contract with Boeing covering products for such programs. Prices will continue to be adjusted each year based on a quantity-based price adjustment formula described in the supply agreement, as amended by the MOA, whereby average per-unit prices are higher at lower volumes. Prices continue to be subject to other adjustments provided for under the supply agreement. The new pricing terms were not applied to the period prior to April 1, 2014. The new prices do not apply to the 737 MAX, for which recurring pricing has not yet been agreed.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended			Nine Months Ended
	October 2, 2014	September 26, 2013	Percentage Change to Prior Year	October 2, 2014	September 26, 2013	Percentage Change to Prior Year
	($ in millions)			($ in millions)
Net revenues	$1,693.0	$1,503.7	13%	$5,224.8	4,466.6	17%
Operating costs and expenses
Cost of sales	1,418.0	1,388.4	2%	4,411.2	4,315.7	2%
Selling, general and administrative	50.0	52.8	(5)%	164.9	151.2	9%
Impact from severe weather event	—	4.5	—%	—	19.6	—%
Research and development	8.7	7.5	16%	21.8	23.6	(8)%
Operating income (loss)	216.3	50.5		626.9	(43.5)
Interest expense and financing fee amortization	(16.0)	(17.1)	(6)%	(72.2)	(52.0)	39%
Interest income	0.2	0.1	100%	0.4	0.2	100%
Other (expense) income, net	(8.6)	7.4	(216)%	(1.6)	(1.2)	33%
Income (loss) before income taxes and equity in net income (loss) of affiliate	191.9	40.9		553.5	(96.5)
Income tax (provision) benefit	(23.9)	53.0	(145)%	(88.9)	62.3	(243)%
Income (loss) before equity in net income (loss) of affiliate	168.0	93.9		464.6	(34.2)
Equity in net income (loss) of affiliate	—	(0.2)	—%	0.4	(0.3)	(233)%
Net income (loss)	$168.0	$93.7		$465.0	$(34.5)

Comparative shipset deliveries by model are as follows:

	Three Months Ended		Nine Months Ended
Model	October 2, 2014	September 26, 2013	October 2, 2014	September 26, 2013
B737	124	114	379	335
B747	5	6	14	16
B767	4	3	10	14
B777	25	26	77	75
B787	26	15	90	46
Total Boeing	184	164	570	486
A320 Family(1)	132	116	381	376
A330/340	27	26	87	83
A350 XWB	4	1	11	4
A380	8	9	22	26
Total Airbus	171	152	501	489
Business/Regional Jets	37	27	105	66
Total	392	343	1,176	1,041

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

Net revenues by prime customer are as follows:

	Three Months Ended		Nine Months Ended
Prime Customer	October 2, 2014	September 26, 2013	October 2, 2014	September 26, 2013
	($ in millions)		($ in millions)
Boeing	$1,381.8	$1,261.4	$4,358.2	$3,794.6
Airbus	176.9	138.3	515.7	420.7
Gulfstream	66.1	52.1	170.5	102.7
Sikorsky	16.0	4.4	24.1	12.3
Other	52.2	47.5	156.3	136.3
Total net revenues	$1,693.0	$1,503.7	$5,224.8	$4,466.6

Forward Loss Charges

We did not recognize forward loss charges on any of our programs in the third quarter of 2014. During the third quarter of 2013, we recognized forward loss charges on several programs including $78.6 million on the Airbus A350 XWB fuselage recurring program, $32.7 million on the Airbus A350 XWB fuselage non-recurring program, $6.4 million on the G280 program, $5.3 million on the B747 fuselage program and $0.8 million on the B767 propulsion program (collectively referred to as "Q3 2013 QTD Forward Loss Charges").
During the first nine months of 2014, we recognized forward loss charges of $0.9 million and $0.3 million on the Bell V280 helicopter and G280 wing programs, respectively (collectively referred to as "Q3 2014 YTD Forward Loss Charges"). During the first nine months of 2013, we recognized forward loss charges on several programs including $234.2 million on the G650 wing program, $197.9 million on the G280 wing program, $78.6 million on the A350 XWB fuselage recurring program, $37.3 million on the B787 wing program, $32.7 million on the A350 XWB fuselage non-recurring program, $10.3 million on the B747 fuselage program and $4.8 million on the B767 propulsion program, partially offset by a reduction in forward loss charge of $8.4 million on the Rolls-Royce BR725 (collectively referred to as "Q3 2013 YTD Forward Loss Charges").

Three Months Ended October 2, 2014 as Compared to Three Months Ended September 26, 2013

Net Revenues.  Net revenues for the three months ended October 2, 2014 were $1,693.0 million, an increase of $189.3 million, or 13%, compared with net revenues of $1,503.7 million for the same period in the prior year. The increase in net revenues was primarily due to approximately $164.5 million of higher production volume driven by customer delivery schedules and production rates, partially offset by lower production volume on Boeing twin aisle programs driven by customer delivery schedules. Non-recurring revenue was higher by approximately $24.0 million primarily due to an increase in design and development activities on our B737 MAX, Bell V280 and Sikorsky CH-53K programs, partially offset by a decrease in design and development activities on our Boeing twin aisle programs. Net revenues from aftermarket were higher by approximately $6.2 million due to increased spares orders. Approximately 92% of Spirit’s net revenues for the third quarter of 2014 came from our two largest customers, Boeing and Airbus.

Deliveries to Boeing increased by 12% to 184 shipsets during the third quarter of 2014, primarily driven by higher production rates on certain Boeing models, as compared to 164 shipsets delivered in the same period of the prior year. Deliveries to Airbus increased by 13% to 171 shipsets during the third quarter of 2014, as compared to 152 shipsets delivered in the same period of the prior year. Deliveries of business/regional jet wing and wing components increased by 37% to 37 shipsets during the third quarter of 2014, primarily driven by customer delivery schedules, as compared to 27 shipsets delivered in the same period of the prior year. In total, shipset deliveries increased overall by 14% to 392 shipsets during the third quarter of 2014, as compared to 343 shipsets for the same period in the prior year.

Cost of Sales.  Cost of sales as a percentage of net revenues was 84% for the three months ended October 2, 2014, as compared to 92% for the same period in the prior year.  In the third quarter of 2014, we recorded $32.7 million of favorable cumulative catch-up adjustments related to periods prior to the third quarter of 2014, primarily driven by productivity and efficiency improvements on mature programs. In the same period of 2013, we recorded $27.6 million of favorable cumulative catch-up adjustments related to periods prior to the third quarter of 2013, offset by the Q3 2013 QTD Forward Loss Charges.

SG&A, Impact from Severe Weather Event, and Research and Development.  SG&A expense was $2.8 million lower for the three months ended October 2, 2014, compared to the same period in the prior year, primarily due to lower administration expenses partially offset by higher incentive plan accruals. During the third quarter of 2013, we recorded $4.5 million of incremental costs associated with property repairs, clean up and recovery costs related to the severe weather event. Expenditures associated with Impact from Severe Weather Event concluded in 2013. Research and development expense was $1.2 million higher for the three months ended October 2, 2014, compared to the same period in the prior year, as we continued to invest in internal projects.

Operating Income.  Operating income for the three months ended October 2, 2014 was $216.3 million, an increase of $165.8 million, compared to operating income of $50.5 million for the same period in the prior year. The increase was primarily due to the absence of charges similar in nature to those recorded in the third quarter of 2013, which are discussed above, and, to a lesser extent, an increase in margins from higher production volumes during the third quarter of 2014.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended October 2, 2014 includes $13.7 million of interest and fees paid or accrued in connection with long-term debt and $2.3 million in amortization of deferred financing costs and original issue discount, compared to $15.4 million of interest and fees paid or accrued in connection with long-term debt and $1.7 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. Amortization of deferred financing costs increased due to the amortization of the costs associated with Amendment No. 3 and Amendment No. 4 of our senior secured Credit Agreement entered into on March 18, 2014 and June 3, 2014, respectively.

Interest Income.  Interest income was $0.2 million for the three months ended October 2, 2014, as compared to less than $0.1 million for the same period in the prior year.

Other (Expense) Income, net. Other (expense) income, net for the three months ended October 2, 2014 was $8.6 million of other expense, compared to $7.4 million of other income for the same period in the prior year. Other expense was primarily driven by foreign exchange rate fluctuations as the British Pound weakened against the U.S. Dollar. We recognized foreign currency losses on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency.

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

 Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. deferred tax assets as of October 2, 2014. The net valuation allowance was decreased by $42.2 million for the three months ended October 2, 2014. The reduction reflects the realization of certain deferred tax assets within the Company’s discrete method taxable income calculation and changes in deferred tax assets associated with certain state income tax credits for the three months ended October 2, 2014 and the overall favorable resolution of tax accounting methods and other issues agreed upon concurrent with the Company’s IRS CAP examination and tax return filing for the 2013 tax year in the third quarter. To the extent that the Company generates positive taxable income and expects, with reasonable certainty, to continue to generate positive income we may release additional valuation allowance in future periods. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. The release of all or a portion of the valuation allowance may have a significant effect on our tax expense in the period it is released.

The income tax provision for the three months ended October 2, 2014 includes $20.7 million for federal taxes, $0.1 million for state taxes and $3.1 million for foreign taxes. The income tax provision for the three months ended September 26, 2013 includes $(40.4) million for federal taxes, $(15.7) million for state taxes and $3.1 million for foreign taxes. The effective tax rate for the three months ended October 2, 2014 was 12.5% as compared to (129.4)% for 2013. The difference in the effective tax rate recorded for 2014 as compared to 2013 related primarily to the U.S. net deferred tax asset valuation allowance decrease in 2014 and reduced earnings and the tax treatment for long-term contracts in 2013. The decrease from the U.S. statutory tax rate is attributable primarily to the inclusion of U.S. net deferred tax asset valuation allowance decrease, U.S. qualified domestic production activities deduction and foreign tax rates less than the U.S. rate.

Our income tax expense for 2014 does not reflect any benefit of the Research Tax Credit attributable to 2014 as the legislation has not been extended beyond December, 2013. Should the legislation be extended during the year, the Company may record additional tax benefits for 2014 Research Tax Credit.

Segments.  The following table shows segment revenues and operating income for the three months ended October 2, 2014 and September 26, 2013:

	Three Months Ended
	October 2, 2014	September 26, 2013
	($ in millions)
Segment Revenues
Fuselage Systems	$804.0	$710.3
Propulsion Systems	441.8	389.2
Wing Systems	446.2	397.8
All Other	1.0	6.4
	$1,693.0	$1,503.7
Segment Operating Income (Loss)
Fuselage Systems (1)	$142.4	$29.8
Propulsion Systems (2)	81.8	73.0
Wing Systems (3)	63.1	37.9
All Other	(0.3)	0.7
	287.0	141.4
Corporate SG&A (4)	(50.0)	(52.8)
Impact from severe weather event	—	(4.5)
Research and development (5)	(8.7)	(7.5)
Unallocated cost of sales (6)	(12.0)	(26.1)
Total operating income	$216.3	$50.5

(1)
Includes favorable cumulative catch-up adjustments of $9.7 million for the three months ended October 2, 2014. Inclusive of $5.3 million and $111.3 million of forward loss charges recorded for our B747 and A350 XWB programs, respectively, for the third quarter of 2013. The A350 XWB forward loss charge of $111.3 million is comprised of $32.7 million on the A350 XWB non-recurring fuselage portion and $78.6 million on the A350 XWB recurring fuselage program. Includes a $19.8 million favorable cumulative catch-up adjustment for the three months ended September 26, 2013.

(2)
Includes favorable cumulative catch-up adjustments of $8.2 million for the three months ended October 2, 2014. Inclusive of $0.8 million forward loss charge for the B767 program and $3.7 million favorable cumulative catch-up adjustments for the three months ended September 26, 2013.

(3)
Includes favorable cumulative catch-up adjustments of $14.8 million for the three months ended October 2, 2014. Includes a $6.4 million forward loss charge recorded for the G280 program and $4.1 million favorable cumulative catch-up adjustments for the three months ended September 26, 2013.

(4)
For the three months ended September 26, 2013, corporate SG&A of $1.4 million, $1.3 million, and $1.9 million was reclassified from segment operating income for Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

(5)
For the three months ended September 26, 2013, research and development of $2.6 million, $1.7 million, and $1.1 million was reclassified from segment operating income for Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

(6)	Includes $11.8 million of warranty reserve for the three months ended October 2, 2014. Includes $9.5 million of warranty reserve for the three months ended September 26, 2013.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 48%, 26%, 26% and less than 1%, respectively, of our net revenues for the three months ended October 2, 2014.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended October 2, 2014 were $804.0 million, an increase of $93.7 million, or 13%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production rates on several Boeing models including the B737 and B787, and the A350 XWB program as well as higher net revenues for non-recurring design and development activities on the Bell V280 and Sikorsky CH-53K programs. These increases were partially offset by fewer deliveries of the B747 model and lower net revenues for non-recurring design and development activities on the B767 program. Fuselage Systems segment operating margins were 18% for the three months ended October 2, 2014, compared to 4% for the same period in the prior year. In the third quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $9.7 million driven by productivity and efficiency improvements on mature programs. In comparison, during the third quarter of 2013, the segment recorded forward loss charges of $78.6 million on the A350 XWB recurring program, $32.7 million on the A350 XWB non-recurring program and $5.3 million on the B747 program, partially offset by a favorable cumulative catch-up adjustment of $19.8 million. For 2013, corporate SG&A of $1.4 million and research and development of $2.6 million was reclassified from Fuselage Systems segment operating income to conform to current year presentation.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended October 2, 2014 were $441.8 million, an increase of $52.6 million, or 14%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production rates on several Boeing models including the B737 and B787, partially offset by fewer deliveries of the B747 model. In addition, the Propulsion Systems segment posted higher non-recurring net revenues for the B737 MAX and B767 non-recurring programs and higher aftermarket sales. Propulsion Systems segment operating margins remained unchanged at 19% for the three months ended October 2, 2014, as compared to the same period in the prior year. In the third quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $8.2 million driven by productivity and efficiency improvements on mature programs. In comparison, during the third quarter of 2013, the segment recorded a favorable cumulative catch-up adjustment of $3.7 million, partially offset by a forward loss charge of $0.8 million on the B767 program. For 2013, corporate SG&A of $1.3 million and research and development of $1.7 million was reclassified from Propulsion Systems segment operating income to conform to current year presentation.

Wing Systems.  Wing Systems segment net revenues for the three months ended October 2, 2014 were $446.2 million, an increase of $48.4 million, or 12%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production volume driven by customer delivery schedules on our Gulfstream programs and higher production rates on several Boeing programs, partially offset by lower non-recurring revenue. In addition, the Wing Systems segment posted higher revenues on several Airbus programs. Wing Systems posted segment operating margins of 14% for the three months ended October 2, 2014, compared to segment operating margins of 10% for the same period in the prior year. In the third quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $14.8 million driven by productivity and efficiency improvements on mature programs. In comparison, during the third quarter of 2013, segment recorded a forward loss charge of $6.4 million on the G280 program, partially offset by a favorable cumulative catch-up adjustment of $4.1 million. For 2013, corporate SG&A of $1.9 million and research and development of $1.1 million was reclassified from Wing Systems segment operating income to conform to current year presentation.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the three months ended October 2, 2014, All Other segment net revenues were $1.0 million, a decrease of $5.4 million as compared to the same period in the prior year primarily due to lower tooling sales revenue during the third quarter of 2014. The All Other segment recorded (30)% operating margins for the three months ended October 2, 2014, down from segment operating margins of 11% for the same period in the prior year. The decrease in segment operating margins was primarily driven by lack of profitable tooling sales during the third quarter of 2014.

 Nine Months Ended October 2, 2014 as Compared to Nine Months Ended September 26, 2013

Net Revenues. Net revenues for the nine months ended October 2, 2014 were $5,224.8 million, an increase of $758.2 million, or 17%, compared with net revenues of $4,466.6 million for the same period in the prior year. The increase in net revenues was primarily driven by $716.9 million of higher production volume in the first nine months of 2014 driven by customer delivery schedules and production rates, partially offset by lower production volume of Boeing twin aisle programs. Net revenues from aftermarket were also higher by $32.9 million primarily driven by increased spares orders. Non-recurring revenue was higher by $15.6 million primarily due to increase in design and development activities on the B737 MAX, Bell V280 and Sikorsky CH-53K programs, partially offset by decrease in design and development activities on Boeing twin aisle programs, the A350 XWB, and C-Series programs.

Deliveries to Boeing increased by 17% to 570 shipsets during the first nine months of 2014, primarily driven by production rate increases across several Boeing models, as compared to 486 shipsets delivered in the same period of the prior year. Deliveries to Airbus increased by 2% to 501 shipsets during the first nine months of 2014, as compared to 489 shipsets delivered in the same period of the prior year. Deliveries of business/regional jet wing and wing components increased by 59% to 105 shipsets during the first nine months of 2014, primarily driven by customer delivery schedules, as compared to 66 shipsets delivered in the same period of the prior year. In total, ship set deliveries increased by 13% to 1,176 ship sets during the first nine months of 2014, compared to 1,041 ship sets delivered in the same period of the prior year. Approximately 93% of Spirit’s net revenues for the nine months ended October 2, 2014 came from our two largest customers, Boeing and Airbus.

Cost of Sales. Cost of sales as a percentage of net revenues was 84% for the nine months ended October 2, 2014 as compared to 97% for the same period in the prior year. In the first nine months of 2014, we recorded a $45.8 million favorable cumulative catch-up adjustment related to periods prior to 2014, primarily driven by productivity and efficiency improvements on mature programs. Also included in cost of sales for the nine months ended October 2, 2014 are the Q3 2014 YTD Forward Loss Charges. In the same period of 2013, we recorded favorable $68.2 million cumulative catch-up adjustments for periods prior to 2013, offset by the Q3 2013 YTD Forward Loss Charges.

SG&A, Impact from Severe Weather Event, and Research and Development.  SG&A expense was $13.7 million higher for the nine months ended October 2, 2014, compared to the same period in the prior year. The increase was primarily driven by increase in incentive plan accruals partially offset by a decrease in administrative expenses. During the first nine months of 2013, we recorded $19.6 million of incremental costs associated with property repairs, clean up and recovery costs related to the severe weather event. Expenditures associated with Impact from Severe Weather Event concluded in 2013. Research and development expense was $1.8 million lower for the nine months ended October 2, 2014, compared to the same period in the prior year, primarily driven by fewer internal projects underway.

Operating Income (Loss).  Operating income for the nine months ended October 2, 2014 was $626.9 million, an increase of $670.4 million, compared to operating loss of $43.5 for the same period in the prior year. The increase was primarily due to the absence of charges similar in nature to those recorded in the first nine months of 2013, which are discussed above, and, to a lesser extent, an increase in margins from higher production volumes during the first nine months of 2014.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the nine months ended October 2, 2014 includes $51.2 million of interest and fees paid or accrued in connection with our long-term debt and $21.0 million in amortization of deferred financing costs, compared to $47.2 million of interest and fees paid or accrued in connection with our long-term debt and $4.8 million in amortization of deferred financing costs for the same period in the prior year. During the nine months ended October 2, 2014, we recognized a charge of $19.6 million for write-down of deferred financing costs, original issue discount, and third party fees resulting from the financing activity announced during the first quarter of 2014 which included Amendment No. 3 of our senior secured credit facility and redemption of our 2017 Notes using proceeds from the issuance of our 2022 Notes. Additionally, we incurred a charge of $2.7 million for call premium resulting from the May 1, 2014 call for redemption of the remaining 2017 Notes outstanding. Amortization of deferred financing costs also increased due to amortization of the costs associated with Amendment No. 3 and Amendment No. 4 of our senior secured Credit Agreement entered into on March 18, 2014 and June 3, 2014, respectively.

Interest Income.  Interest income was $0.4 million for the nine months ended October 2, 2014, compared to $0.2 million for the same period in the prior year.

Other (Expense) Income, net. Other (expense) income, net for the nine months ended October 2, 2014 was net expense of $1.6 million, compared to an expense of $1.2 million for the same period in the prior year, driven by foreign exchange rate fluctuations as the British Pound weakened against the U.S. Dollar. We recognized foreign currency gains on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency. In addition, we recognized $2.5 million of income from our KDFA bonds during the nine months ended October 2, 2014.

Provision for Income Taxes.  The income tax provision for the nine months ended October 2, 2014 includes $88.0 million for federal taxes, $1.7 million for state taxes and $(0.8) million for foreign taxes. The income tax provision for the nine months ended September 26, 2013 includes $(55.2) million for federal taxes, $(12.1) million for state taxes and $5.0 million for foreign taxes. The effective tax rate for the nine months ended October 2, 2014 was 16.1% as compared to 64.6% for 2013. The difference in the effective tax rate recorded for 2014 as compared to 2013 related primarily to the U.S. net deferred tax asset valuation allowance decrease in 2014, the Malaysia tax reserve release in 2014, reduced earnings and the tax treatment for long-term contracts in 2013 and the inclusion of 2012 and 2013 U.S. Federal Research Tax Credit in 2013. The decrease from the U.S. statutory tax rate is attributable primarily to the inclusion of U.S. net deferred tax asset valuation allowance decrease, the Malaysia tax reserve release, U.S. qualified domestic production activities deduction and foreign tax rates less than the U.S. rate.

Segments.  The following table shows segment revenues and operating income for the nine months ended October 2, 2014 and September 26, 2013:

	Nine Months Ended
	October 2, 2014	September 26, 2013
	($ in millions)
Segment Revenues
Fuselage Systems	$2,567.3	$2,160.3
Propulsion Systems	1,352.5	1,183.1
Wing Systems	1,298.7	1,109.7
All Other	6.3	13.5
	$5,224.8	$4,466.6
Segment Operating Income (Loss)
Fuselage Systems (1)	$416.6	$311.2
Propulsion Systems (2)	248.2	226.4
Wing Systems (3)	184.1	(343.9)
All Other	—	4.1
	848.9	197.8
Corporate SG&A (4)	(164.9)	(151.2)
Impact from severe weather event	—	(19.6)
Research and development (5)	(21.8)	(23.6)
Unallocated cost of sales (6)	(35.3)	(46.9)
Total operating income (loss)	$626.9	$(43.5)

(1)
For the nine months ended October 2, 2014, includes forward loss charge of $0.9 million on the Bell V280 helicopter program. Also includes favorable cumulative catch-up adjustments of $10.2 million for the nine months ended October 2, 2014. Inclusive of $10.3 million forward loss charge recorded for B747 program and $111.3 million forward loss charges recorded for the A350 XWB program for the nine months ended September 26, 2013. The A350 XWB forward loss charge of $111.3 million is comprised of $32.7 million on the A350 XWB non-recurring fuselage program and $78.6 million on the A350 XWB recurring fuselage program. Also includes a $46.3 million favorable cumulative catch-up adjustment for the nine months ended September 26, 2013.

(2)
Includes favorable cumulative catch-up adjustments of $11.2 million for the nine months ended October 2, 2014. Inclusive of $4.8 million forward loss charge and $8.4 million reduction of forward loss charge due to change in estimate recorded for the B767 and Rolls-Royce BR725 programs, respectively, and $20.3 million favorable cumulative catch-up adjustments for the nine months ended September 26, 2013.

(3)
For the nine months ended October 2, 2014, includes $0.3 million forward loss charge recorded on the G280 wing program. Also includes favorable cumulative catch-up adjustments of $24.4 million for the nine months ended October 2, 2014. Inclusive of $234.2 million forward loss charge for the G650 program, $197.9 million forward loss charge for the G280 program and $37.3 million forward loss charge recorded for the B787 wing program, as well as $1.6 million favorable cumulative catch-up adjustments for the nine months ended September 26, 2013.

(4)
For the nine months ended September 26, 2013, corporate SG&A of $5.5 million, $3.4 million, and $4.3 million was reclassified from segment operating income for Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

(5)
For the nine months ended September 26, 2013, research and development of $8.5 million, $6.1 million, and $3.1 million was reclassified from segment operating income for Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

(6)
Includes $34.4 million of warranty reserve for the nine months ended October 2, 2014. Includes $28.7 million of warranty reserve and $1.6 million related to early retirement incentives for the nine months ended September 26, 2013.

 Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 26%, 25% and less than 1%, respectively, of our net revenues for the nine months ended October 2, 2014.

Fuselage Systems.  Fuselage Systems segment net revenues for the nine months ended October 2, 2014 were $2,567.3 million, an increase of $407.0 million, or 19%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production rates on several Boeing models including the B737 and B787, as well as the A350 XWB program partially offset by lower production volumes on our B747 and B767 programs. Non-recurring net revenue was lower as compared to the same period in the prior year. During the nine months ended October 2, 2014, non-recurring design and development activities on our Bell V280 and Sikorsky CH-53K programs have increased but were more than offset by the slowing of work packages on our Boeing programs. Fuselage Systems segment operating margins were 16% for the nine months ended October 2, 2014, compared to 14% for the same period in the prior year. In the first nine months of 2014, the segment recorded favorable cumulative catch-up adjustments of $10.2 million driven by productivity and efficiency improvements on mature programs, partially offset by a forward loss charge of $0.9 million on the Bell V280 helicopter program. In comparison, during the first nine months of 2013, the segment recognized $46.3 million in favorable cumulative catch-up adjustments, partially offset by forward loss charges of $111.3 million on the A350 XWB program and $10.3 million on the B747 program. For 2013, corporate SG&A of $5.5 million and research and development of $8.5 million was reclassified from Fuselage Systems segment operating income to conform to current year presentation.

Propulsion Systems.  Propulsion Systems segment net revenues for the nine months ended October 2, 2014 were $1,352.5 million, an increase of $169.4 million, or 14%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production rates on several Boeing models, including the B737 and B787, and higher spares volume. In addition, the Propulsion Systems segment posted higher non-recurring net revenues for the B737 MAX and B787 programs. Propulsion Systems segment operating margins were 18% for the nine month period ended October 2, 2014, compared to 19% for the same period in the prior year. In the first nine months of 2014, the segment recorded favorable cumulative catch-up adjustments of $11.2 million driven by productivity and efficiency improvements on mature programs. In comparison, during the first nine months of 2013, the segment recognized favorable cumulative catch-up adjustments related to the period of $20.3 million and a reduction in forward loss charges of $8.4 million due to a change in estimate on the Rolls-Royce BR725 program, partially offset by a forward loss charge of $4.8 million on the B767 program. For 2013, corporate SG&A of $3.4 million and research and development of $6.1 million was reclassified from Propulsion Systems segment operating income to conform to current year presentation.

Wing Systems.  Wing Systems segment net revenues for the nine months ended October 2, 2014 were $1,298.7 million, an increase of $189.0 million, or 17%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production volume driven by customer delivery schedules on our Gulfstream programs and higher production rates on several Boeing programs. In addition, the Wing Systems segment posted higher revenues on several Airbus programs. Non-recurring net revenue was lower as compared to the same period in the prior year. Wing Systems posted segment operating margins of 14% for the nine months ended October 2, 2014, compared to segment operating margins of (31)% for the same period in the prior year. In the first nine months of 2014, the segment recorded favorable cumulative catch-up adjustments of $24.4 million driven by productivity and efficiency improvements on mature programs, partially offset by a forward loss charge of $0.3 million on the G280 program. In comparison, during the first nine months of 2013, the segment recorded forward loss charges of $234.2 million on the G650 program, $197.6 million on the G280 program and $37.3 million on the B787 program, slightly offset by a favorable cumulative catch-up adjustment of $1.6 million. For 2013, corporate SG&A of $4.3 million and research and development of $3.1 million was reclassified from Wing Systems segment operating income to conform to current year presentation.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the nine months ended October 2, 2014, All Other segment net revenues were $6.3 million, a decrease of $7.2 million as compared to the same period in the prior year primarily due to lower tooling sales. The All Other segment recorded no operating margin for the nine months ended October 2, 2014, down from segment operating margins of 30% for the same period in the prior year. The decrease in segment operating margins was driven by significantly lower tooling sales in the first nine months of 2014.

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

As of October 2, 2014, we had $452.8 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our revolving credit facility. There were no borrowings or outstanding balances under our revolving credit facility as of October 2, 2014. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flows for the nine months ended October 2, 2014 and September 26, 2013:

	For the nine months ended
	October 2, 2014	September 26, 2013
	($ in millions)
Net income	$465.0	$(34.5)
Adjustments to reconcile net income (loss)	142.4	20.3
Changes in working capital	(279.1)	213.5
Net cash provided by operating activities	328.3	199.3
Net cash used in investing activities	(133.6)	(192.0)
Net cash used in financing activities	(162.2)	(11.6)
Effect of exchange rate change on cash and cash equivalents	(0.4)	(0.8)
Net increase (decrease) in cash and cash equivalents for the period	32.1	(5.1)
Cash and cash equivalents, beginning of period	420.7	440.7
Cash and cash equivalents, end of period	$452.8	$435.6

Nine Months Ended October 2, 2014 as Compared to Nine Months Ended September 26, 2013

Operating Activities. For the nine months ended October 2, 2014, we had a net cash inflow of $328.3 million from operating activities, an increase of $129.0 million, compared to a net cash inflow of $199.3 million for the same period in the prior year. During the nine months ended October 2, 2014, the increase in net cash inflow in operating activities was primarily due to improved operational performance, partially offset by a net cash outflow related to working capital changes, including inventory spend, timing in vendor payments and receivables from customers. In comparison, for the same period in the prior year, net cash provided by operating activities was primarily driven by inventory growth on new and maturing programs, timing of vendor payments and receivables from customers.

Investing Activities. For the nine months ended October 2, 2014, we had a net cash outflow of $133.6 million for investing activities, a decrease in outflow of $58.4 million compared to a net cash outflow of $192.0 million for the same period in the prior year. During the first nine months of 2014, capital expenditures consisted primarily of construction-in-progress to support increasing production rates. In comparison, during the first nine months of 2013, capital expenditures consisted primarily of construction-in-progress to support increasing production rates on several mature programs along with $23.4 million of severe weather related expenses.

Financing Activities. For the nine months ended October 2, 2014, we had a net cash outflow of $162.2 million for financing activities, an increase in outflow of $150.6 million, compared to a net cash outflow of $11.6 million for the same period in the prior year. In connection with a secondary offering by Onex and certain other stockholders during the first nine months of 2014, we repurchased 4 million shares of class A common stock for $129.2 million. Additionally during the first nine months of 2014, tender and consent fees related to the early extinguishment of our 2017 Notes were $9.4 million, which is included within debt issuance cost. During the first nine months of 2014, payments on debt other than the financing activity were $14.6 million compared to $8.0 million in the same period in the prior year.

Future Cash Needs and Capital Spending

Our primary future cash needs will consist of working capital, debt service, research and development and capital expenditures, including potential merger and acquisition activities. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model.  In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs, including the B737, B777, B787 and the A350 XWB programs. In response to announced customer production rate increases, we are evaluating various plans to relieve capacity constraints.  We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by the customer. Capital expenditures for the nine months ended October 2, 2014 totaled approximately $134.0 million, as compared to $168.1 million for the same period in 2013, excluding the impact of the 2012 severe weather event. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances and borrowings available under our revolving credit facility.

Pension and Other Post Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at October 2, 2014 and we anticipate non-cash pension income for 2014 to remain at or near the same level as 2013. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. Effective December 31, 2013, the BAE Aerostructures pension plan benefits were frozen due to an amendment which closed the plan. Our projected contributions to the U.K. pension plan for 2014 are $0.5 million, all of which were contributed by the end of the second quarter of 2014.

Debt and Other Financing Arrangements

On March 18, 2014, the Company entered into Amendment No. 3 to its senior secured Credit Agreement. The amendment provided for a new $540.4 million senior secured term loan B with a maturity date of September 15, 2020, which replaced the $540.4 million term loan B that was scheduled to mature on April 18, 2019. The new term loan bears interest, at Spirit’s option, at LIBOR plus 2.50% with a LIBOR floor of 0.75% or base rate plus 1.50%.  The amendment also provided that (i) any failure to comply with the financial covenants will not constitute an event of default with respect to the new term loan, however the financial covenants continue to apply to the revolving credit facility under the Credit Agreement and the administrative agent or the requisite number of lenders (the “Requisite Revolving Lenders”) may accelerate the obligations under the revolving credit facility and (ii) the financial covenants may be amended or waived by the Requisite Revolving Lenders. Substantially all of Spirit's assets, including inventory and property, plant and equipment, continue to be pledged as collateral for both the term loan, as replaced, and the revolving credit facility. As of October 2, 2014, the outstanding balance of the term loan was $536.3 million and the carrying amount of the term loan was $535.8 million. As a result of extinguishment of the old term loan, the Company recognized a loss on extinguishment of debt of $4.6 million and incurred third party fees of $0.5 million. Of this total charge of $5.1 million related to extinguishment of the old term loan, $3.5 million is reflected within amortization of deferred financing fees and $1.6 million is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the nine months ended October 2, 2014.

On June 3, 2014, the Company entered into Amendment No. 4 to its senior secured Credit Agreement. The amendment permits the Company to incur certain debt and make certain restricted payments during the suspension period currently imposed upon the Company, including the payment for the repurchase of 4 million shares of the Company's class A common stock made in June 2014.

Senior Notes.  On March 4, 2014, the Company commenced a cash tender offer to purchase any and all of the $300.0 million outstanding principal amount of its 2017 Notes and a consent solicitation to amend the indenture governing the 2017 Notes (the "2017 Notes Indenture") and eliminate substantially all of the restrictive covenants and certain default provisions applicable to the 2017 Notes (the "Tender Offer"). Holders of 2017 Notes who validly tendered their 2017 Notes prior to March 17, 2014 received total consideration of $1,041.25 per $1,000 principal amount, which included a consent payment of $30.00 per $1,000 principal amount.  Tender and consent fees related to the early extinguishment of debt was $9.4 million, which is included within debt issuance cost on the Condensed Consolidated Statement of Cash Flows for the nine months ended October 2, 2014.

As a result of the extinguishment of the 2017 Notes, the Company recognized a loss on extinguishment of bonds of $13.4 million and incurred third party fees of $1.1 million. Of this total charge of $14.5 million related to extinguishment of the 2017 Notes, $11.6 million is reflected within amortization of deferred financing fees and $2.9 million is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the nine months ended October 2, 2014.

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

On March 18, 2014, in order to fund the Tender Offer or otherwise acquire, redeem or repurchase the 2017 Notes, Spirit issued the $300.0 million aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.4 million as of October 2, 2014.

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

Advances and Deferred Revenue on the B787 Program.  On May 12, 2011, Spirit and Boeing entered into the B787 Amendment which, among other things, established a new repayment schedule for advances made by Boeing to Spirit to be repaid against the purchase price of the first 1,000 B787 shipsets delivered to Boeing.  In the event Boeing does not take delivery of 1,000 shipsets prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. The B787 Amendment also changed the treatment of advances paid by Boeing for certain non-recurring work into a nonrefundable payment in full for such work.  On April 8, 2014, we signed a MOA with Boeing which suspended advance recoveries for twelve months beginning April 1, 2014 and extends the recovery of advance payments to beyond shipset 1,000. As of October 2, 2014, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $580.1 million.

Advances on the A350 Fuselage Program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012.  The advance payments are offset against the recurring price of A350 XWB shipsets invoiced by Spirit, at a rate of $1.25 million per shipset. We received $250.0 million in advance payments in 2012 and the balance that had not been repaid as of October 2, 2014 was $229.9 million.

Malaysian Facility Agreement.  On June 2, 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia (“RM”) 69.2  million (approximately USD $20.0 million equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM 3.3 million (approximately USD $1.0 million equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum.  The Malaysia Facility loan balance as of October 2, 2014 was $7.8 million.

French Factory Capital Lease Agreement. On July 17, 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace-related component assembly plant in Saint-Nazaire, France.  Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of October 2, 2014, the Saint-Nazaire capital lease balance was $9.2 million.

Nashville Design Center Capital Lease Agreement.  On September 21, 2012, the Company entered into a capital lease agreement for $2.6 million for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components.  Lease payments under the capital lease are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months. As of October 2, 2014, the Nashville Design Center capital lease balance was $2.3 million.

Credit Ratings

The Company’s credit rating at the end of the third quarter of 2014 was a BB- rating, stable outlook by Standard and Poor’s and a Ba2 rating, negative outlook by Moody Investor Services.

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

•
the effect on business and commercial aircraft demand and build rates of the following factors: changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market and expanding conflicts or political unrest in the Middle East or Asia;

•	customer cancellations or deferrals as a result of global economic uncertainty;

•
the success and timely execution of key milestones such as certification and first delivery of Airbus' A350 XWB aircraft, receipt of necessary regulatory approvals and customer adherence to their announced schedules;

•	our ability to successfully negotiate future pricing under our supply agreements with Boeing, Airbus and our other customers;

•	our ability to enter into profitable supply arrangements with additional customers;

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

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Form 10-K, our Q1 2014 Form 10-Q, our Q2 2014 Form 10-Q and this Quarterly Report on Form 10-Q for a more complete discussion of these and other factors that may affect our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of October 2, 2014 in order to reach a conclusion on whether these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including the President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on their evaluation, our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 2, 2014, because of the material weaknesses in our internal control over financial reporting as discussed in more detail in our 2013 Form 10-K under Part II, Item 9A. Management has begun implementation of the remediation plan described in our 2013 Form 10-K and updated below to address these material weaknesses and is monitoring that implementation.

Changes in Internal Control over Financial Reporting

During the third quarter of 2014, one of our sites continued to implement a new enterprise resource planning (ERP) system, which is expected to be completed by the end of 2014. This conversion affected certain general ledger functions and resulted in changes to processes and controls as we migrated from legacy systems to the new ERP platforms. Other than this item, there were no changes in our internal control over financial reporting that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2013 Form 10-K, which could materially affect our business, financial condition or results of operations.  There have been no material changes to the Company’s risk factors previously disclosed in our 2013 Form 10-K, as updated in our Q1 2014 Form 10-Q and our Q2 2014 Form 10-Q.

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit

10.1†*	Amendment 9 to Special Business Provisions between The Boeing Company and Spirit AeroSystems, Inc.

10.2†*	Amendment 10 to Special Business Provisions between The Boeing Company and Spirit AeroSystems, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS@*	XBRL Instance Document.

101.SCH@*	XBRL Taxonomy Extension Schema Document.

101.CAL@*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF@*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB@*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE@*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Sanjay Kapoor	Senior Vice President and Chief Financial	October 31, 2014
Sanjay Kapoor	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Mark J. Suchinski	Vice President and Corporate Controller (Principal Accounting Officer)	October 31, 2014
Mark J. Suchinski