Form 10-K
period 2014-12-31
Spirit AeroSystems Holdings, Inc.
filed 2015-02-13
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the class A common stock on July 3, 2014, as reported on the New York Stock Exchange was approximately $4,527,055,947.
As of February 4, 2015, the registrant had outstanding 141,089,005 shares of class A common stock, $0.01 par value per share, and 121 shares of class B common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed not later than 120 day after the end of the fiscal year covered by this Report are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains certain “forward-looking statements” that may involve many risks and uncertainties. Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” “will,” and other similar words or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.
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

•	customer cancellations or deferrals as a result of global economic uncertainty;

•	the effect of economic conditions in the industries and markets in which we operate in the U.S. and globally and any changes therein, including fluctuations in foreign currency exchange rates;

•	the success and timely execution of key milestones such as receipt of necessary regulatory approvals and customer adherence to their announced schedules;

•	our ability to successfully negotiate future pricing under our supply agreements with Boeing, Airbus and our other customers;

•	our ability to enter into profitable supply arrangements with additional customers;

•
the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing and Airbus, our two major customers, and other customers and the risk of nonpayment by such customers;

•	any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals or reduced orders by their customers or from labor disputes or acts of terrorism;

•	any adverse impact on the demand for air travel or our operations from the outbreak of diseases or epidemic or pandemic outbreaks;

•	our ability to avoid or recover from cyber-based or other security attacks, information technology failures or other disruptions;

•	returns on pension plan assets and the impact of future discount rate changes on pension obligations;

•	our ability to borrow additional funds or refinance debt;

•	competition from commercial aerospace original equipment manufacturers and other aerostructures suppliers;

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
We are one of the largest independent non-OEM aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the twelve months ended December 31, 2014, we generated net revenues of $6,799.2 million, and had net income of $358.8 million.
We derive our revenues primarily through long-term supply agreements with Boeing and Airbus. For the twelve months ended December 31, 2014, approximately 83% and 10% of our net revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier of 97% of the products we sell to Boeing and Airbus, as measured by the dollar value of products sold. We are a critical partner to our customers due to the broad range of products we currently supply to them and our leading design and manufacturing capabilities using both metallic and composite materials. Under our supply agreements with Boeing and Airbus, we supply products for the life of the aircraft program (other than the A350 XWB and A380), excluding Airbus commercial derivative models. For the A350 XWB and A380, we have long-term requirements contracts with Airbus.
We manufacture aerostructures for every Boeing commercial aircraft currently in production, including the majority of the airframe content for the Boeing B737, the most popular major commercial aircraft in history. As a result of our unique capabilities both in process design and composite materials, we were awarded a contract that makes us the largest aerostructures content supplier on the Boeing B787, Boeing's next generation twin aisle aircraft. In addition, we are one of the largest content suppliers of wing systems for the Airbus A320 family. We are a significant supplier for the Airbus A380 and the new Airbus A350 XWB (Xtra Wide-Body). Sales related to the large commercial aircraft market, some of which may be used in military applications, represented approximately 99% of our net revenues for the twelve-month period ended December 31, 2014.
Since Spirit's incorporation, the Company has expanded its customer base to include Sikorsky, Rolls-Royce, Bombardier, Mitsubishi Aircraft Corporation, Bell Helicopter, Southwest Airlines, United Airlines and American Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita and Chanute, Kansas; Kinston, North Carolina; Saint-Nazaire, France; and Subang, Malaysia.
Our History
Spirit Holdings was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of Boeing's operations in Wichita, Kansas; Tulsa, Oklahoma and McAlester, Oklahoma (the "Boeing Acquisition") by an investor group led by Onex Partners LP and Onex Corporation (together with its affiliates, "Onex"). Boeing's commercial aerostructures manufacturing operations in Wichita, Kansas and Tulsa and McAlester, Oklahoma, are referred to in this Report as "Boeing Wichita." Spirit Holdings, Spirit's parent company, has had publicly traded shares on the New York Stock Exchange under the ticker "SPR" since November 2006.
In connection with the Boeing Acquisition, we entered into long-term supply agreements under which we are Boeing's exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the Boeing Acquisition, including products for Boeing's B737, B747, B767 and B777 commercial aircraft programs, as well as for certain products for Boeing's B787 program. These supply agreements cover the life of these programs, including any commercial derivative models.
On April 1, 2006, we became a supplier to Airbus through our acquisition of the aerostructures division of BAE Systems (Operations) Limited, referred to in this Report as "BAE Systems." The acquired division of BAE Systems is referred to in this Report as "BAE Aerostructures," and the acquisition of BAE Aerostructures is referred to as the "BAE Acquisition." BAE Aerostructures was subsequently renamed Spirit AeroSystems (Europe) Limited and is referred to in this report as "Spirit Europe."
In November 2006, we issued and sold 10,416,667 shares of our class A common stock and certain selling stockholders sold 52,929,167 shares of our class A common stock at a price to the public of $26.00 per share in our initial public offering. In May 2007, certain selling stockholders sold 34,340,484 shares of our class A common stock at a price to the public of $33.50 per share in a secondary offering of our class A common stock. In April 2011, certain selling stockholders sold 10,307,375 shares of our class A common stock at a price to the underwriters of $24.49 per share in a secondary offering of our class A common stock. In March, June and August 2014, certain selling stockholders sold 22,915,300 shares of our class A common stock at prices to the public ranging from $28.62 to $35.90 per share in secondary offerings of our class A common stock. Following the August offering, Onex no longer held any investment in the Company.
Our Relationship with Boeing
Supply Agreement with Boeing for B737, B747, B767 and B777 Platforms
Overview.    In connection with the Boeing Acquisition, Spirit entered into long-term supply agreements under which we became Boeing's exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the closing of the Boeing Acquisition. The main supply contract is primarily comprised of two separate agreements: (1) the Special Business Provisions, or Sustaining SBP, which sets forth the specific terms of the supply arrangement with regard to Boeing's B737, B747, B767 and B777 aircraft and (2) the General Terms Agreement, or GTA, which sets forth other general contractual provisions relating to our various supply arrangements with Boeing, including provisions relating to termination, events of default, assignment, ordering procedures, inspections and quality controls. The summary below describes provisions contained in both the Sustaining SBP and the GTA as both agreements govern the main supply arrangement. We refer to the Sustaining SBP, the GTA and any related purchase order or contract collectively as the "Supply Agreement." The Supply Agreement is a requirements contract which covers certain products, including fuselages, struts/pylons and nacelles (including thrust reversers), wings and wing components, as well as tooling, for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models. During the term of the Supply Agreement and absent default by Spirit, Boeing is obligated to purchase from Spirit all of its requirements for products covered by the Supply Agreement. Although Boeing is not required to maintain a minimum production rate, Boeing is subject to a maximum production rate above which it must negotiate with us regarding responsibility for non-recurring expenditures related to a capacity increase.
Pricing.    The initial pricing terms for recurring products under the Supply Agreement expired in May 2013. Under these terms, prices were adjusted each year based on a quantity-based price adjustment formula described in the Supply Agreement whereby average per-unit prices are higher at lower volumes and lower at higher volumes. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other changes. See "Changes" below.
In April 2014, Boeing and Spirit agreed on pricing through December 31, 2015. Boeing and Spirit are required to negotiate the pricing for future periods beyond 2015 in good faith. In November 2014, Spirit and Boeing entered into an agreement for interim pricing for certain designated shipsets of the B787-8 and B787-9, which is contingent on the parties reaching agreement by December 31, 2015 on, among other things, future pricing on the B737, B747, B767 and B777 platforms. Until the parties are able to agree upon future pricing on the B737, B747, B767 and B777 platforms, Supply Agreement pricing will be determined according to then-existing prices, adjusted using a quantity-based price adjustment formula and specified annual escalation.
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
B787 Supply Agreement with Boeing
Overview.    Spirit and Boeing also entered into a long-term supply agreement for Boeing's B787 program, or the B787 Supply Agreement, which covers the life of the program and commercial derivatives. The B787 Supply Agreement is a requirements contract pursuant to which Spirit is Boeing's exclusive supplier for the forward fuselage, fixed and moveable leading wing edges, engine pylons and related tooling for the B787. While the B787 Supply Agreement does not provide for a minimum or maximum production rate, the agreement acknowledges that Spirit is responsible for capitalization to support a rate of ten shipsets per month. If Boeing decides to increase production above ten shipsets per month, and if a certain percentage of the profit margin of the additional revenue due to the increase is not projected to recover expenditures required to increase the production rate beyond that level, Spirit will negotiate with Boeing regarding an equitable price adjustment. In November 2014, Spirit and Boeing entered into a Memorandum of Agreement (the “November 2014 MOA”) which includes an agreement to increase production rates to 12 aircraft per month on the B787 program. Under the B787 Supply Agreement, Spirit also provides certain support, development and redesign engineering services to Boeing at an agreed hourly rate.
Pricing.    Pricing for the initial configuration of the B787-8 model is generally established through 2021, with prices decreasing as cumulative volume levels are met over the life of the program. The B787 Supply Agreement provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties. As part of the November 2014 MOA, Boeing and Spirit have established near term interim prices for certain B787 shipsets, subject to resolution of recurring prices, future rate increases and other issues across multiple programs in 2015. During this period, while negotiations on these issues are ongoing, Spirit will record appropriate portions of the interim prices on certain 787-8 and 787-9 shipsets as deferred revenue, which will be recognized as revenue only if and when the parties reach resolution on the various issues. The parties have engaged in discussions concerning how to determine the subsequent B787-9 and initial B787-10 prices, and have not yet reached agreement. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes, including design changes from the contract configuration baseline for each B787 model. In addition, the B787 Supply Agreement provides for both parties to participate in an annual price adjustment process for each B787 model, which involves an evaluation of the cost impact to Spirit as a result of Boeing-directed changes and could result in price adjustments in either direction.
Advance Payments/Deferred Revenue.    Boeing has made advance payments to Spirit under the B787 Supply Agreement, which advance payments are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments are scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing, except that advance repayments have been suspended for the 12-month period beginning April 1, 2014, and any repayments that otherwise would have become due during such 12-month period will be made by offset against the purchase price for shipset 1,001 and beyond.
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
Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2014, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was $581.1 million.
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
Our Products
We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections; (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components; and (3) Wing Systems, which includes wing components, flight control surfaces and other miscellaneous structural parts. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant for the A350 XWB in Saint-Nazaire, France. The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas, and the Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia and Kinston, North Carolina. Fuselage Systems, Propulsion Systems and Wing Systems represented approximately 49%, 26%, and 25%, of our net revenues for the twelve months ended December 31, 2014, respectively. All other activities fall within the All Other segment, representing less than 1% of our net revenues for the twelve months ended December 31, 2014, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas.

As the programs we are involved in move through their life cycles, we classify them based on where they fall in the life cycle. The following table summarizes the program phases and programs in each category:

Program Phases	Life Cycle	Aircraft Platform
New	Generally early in development phase	Sikorsky CH53-K, Mitsubishi Regional
	Significant design evolution	Jet, Bombardier CSeries, B737 Max,
	Typically has not achieved certifications	B777X, A350 XWB-1000, Bell V280

Maturing	Generally in early production phase	B787, Rolls-Royce BR725, KC-46,
	Typically certification is achieved in this phase	A350 XWB-900
Less design evolution than in new program phase

Mature	Generally at full-rate production	B737NG, B747, B767, B777, A320
	Typically certification has been achieved	Family, A330, A380, Boeing P-8
Relatively stable design with less engineering change
Commercial Aircraft Structures
We design, engineer and manufacture large commercial aircraft structures such as fuselages, nacelles (including thrust reversers), struts/pylons, wing structures and flight control surfaces. We are the largest independent supplier of aerostructures to Boeing and one of the largest independent suppliers of aerostructures to Airbus. Sales related to the commercial aircraft structures market, some of which may be used in military applications, represented approximately 99% of our net revenues for the year ended December 31, 2014.
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
The following table summarizes the major commercial programs that we currently have under long-term contract by product and aircraft platform.

Product	Description	Aircraft Platform
Fuselage Systems
Forward Fuselage	Forward section of fuselage which houses flight deck, passenger cabin and cargo area	B737, B747, B767, B777, B787
Other Fuselage Sections	Mid-section and other sections of the fuselage and certain other structural components, including floor beams	B737, B747, B777, A350 XWB
Propulsion Systems
Nacelles (including Thrust Reversers)	Aerodynamic structure surrounding engines	B737, B747, B767, B777, Rolls-Royce BR725 Engine (for Gulfstream G650)
Struts/Pylons	Structure that connects engine to the wing	B737, B747, B767, B777, B787, Mitsubishi Regional Jet, Bombardier CSeries
Wing Systems
Flight Control Surfaces	Flaps and slats	B737, B777
Wing Structures	Wing framework which consists mainly of spars, ribs, fixed leading edge, stringers, trailing edges and flap track beams	B737, B747, B767, B777, B787, A320 family, A330, A350 XWB, A380

Military Equipment
In addition to providing aerostructures for commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We have been awarded a significant amount of work for Boeing's P-8, C40 and KC-46 Tanker. The Boeing P-8, C40 and KC-46 Tanker are commercial aircraft modified for military use. Other military programs for which we provide products include the development of the Sikorsky CH-53K and Bell Helicopter V280 tilt-rotor, and various other programs.
The following table summarizes the major military programs that we currently have under contract by product and military platform. Rotorcraft is part of the Fuselage Systems segment and low observables, radome and other military are part of the Wing Systems segment.

Product	Description	Military Platform
Low Observables	Radar absorbent and translucent materials	Various
Rotorcraft	Forward cockpit and cabin	Sikorsky CH-53K Development Program
	Fuselage	Bell Helicopter V280 Development Program
Other Military	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	Various
Global Customer Support & Services
We continue to broaden our base for aftermarket support of the products we design and build. We have global reach with sales offices in Singapore, Ireland, China, the U.K. and the U.S. Our Spirit catalog has thousands of new and serviceable parts that we offer directly to the marketplace by virtue of having obtained parts manufacturing approvals from the FAA. Our repair stations in Wichita, Kansas and Prestwick, Scotland have FAA and European Aviation Safety Agency (EASA) certifications. In addition, we operate an MRO repair station through a joint venture in Jinjiang, China, Taikoo Spirit AeroSystems Composite Company, Ltd., which holds Civil Aviation Administration of China certification and FAA and EASA approval.
The following table summarizes our aftermarket products and services:

Product	Description	Aircraft Platform
Spares	Provides replacement parts and components support for:	B737 Classic, B737NG, B747, B757, B767, B777, Gulfstream G650 (nacelle), A320, A330, A340, A380
Maintenance, Repair and Overhaul	Certified repair stations that provide complete on-site repair and overhaul; maintains global partnerships to support MRO services	B737, B747, B767, B777, B787 and G650 nacelles
Rotable Assets	Maintain a pool of rotable assets for sale, exchange and/or lease	B737, B747, B767, B777
Engineering Services	Engineering, tooling and measurement services. On-call field service representatives.	Multiple platforms
Our Competitive Strengths
We believe our key competitive strengths include:
Leading Position in the Growing Commercial Aerostructures Market.    We are one of the largest independent non-OEM commercial aerostructures manufacturers with an estimated 19% market share of the global market. Based on their published aircraft backlog figures, Boeing and Airbus had a combined backlog of 12,175 commercial aircraft as of December 31, 2014, and 10,639 commercial aircraft as of December 31, 2013. We are under contract to provide aerostructure products for approximately 98% of the aircraft that comprise this commercial aircraft backlog. We are currently the sole source supplier of 97% of the products we sell to Boeing and Airbus, as measured by dollar value of the products sold. The significant Boeing and Airbus aircraft order backlog for scheduled deliveries, and our strong relationships with Boeing and Airbus, should enable us to continue to grow our profit from our core commercial aerostructures business.
Participation on High-Volume and Major Growth Platforms.    We derive a high proportion of our Boeing revenues from the high-volume B737 program and a high proportion of our Airbus revenues from the high-volume A320 program. Boeing's backlog consists of approximately 4,300 B737s (more than eight years of backlog at current build rates), including the 737 MAX orders, and Airbus' backlog consists of approximately 5,100 aircraft in the A320 family (more than ten years of backlog at current build rates), including A320 NEO orders. The B737 and A320 families are Boeing's and Airbus' best-selling commercial airplanes, respectively. We have also been awarded a significant amount of work on major twin-aisle programs, the B777, B787 and A350 XWB.
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
Strong Incumbent and Competitive Position.    We have a strong incumbent position on the products we currently supply to Boeing and Airbus, forged by long-standing relationships and long-term supply agreements. Several members of our management team have a long history of working in the aerospace industry. We believe our management team possesses inherent knowledge of and relationships with Boeing and Airbus that may not be matched to a corresponding degree between other suppliers and these two OEMs.
We believe that OEMs incur significant costs to change aerostructures suppliers once contracts are awarded. Such changes after contract award require additional testing and certification, which may create production delays and significant costs for both the OEM and the new supplier. We also believe it would be cost prohibitive for other suppliers to duplicate our facilities and the over 20,000 major pieces of equipment that we own or operate. The combined insurable replacement value of all the buildings and equipment we own or operate is $6.7 billion, including $2.6 billion for buildings, $2.4 billion for equipment that we own and $1.7 billion for other equipment used in the operation of our business. The insurable values represent the estimated replacement cost of buildings and equipment used in our operations and covered by property insurance, and exceed the fair value of assets acquired as determined for financial reporting purposes. As a result, we believe that as long as we continue to meet our customers' requirements, the probability that they change suppliers on our current statement of work is quite low. Our incumbent position also provides us with a competitive advantage with respect to new business from our customers.
Industry-Leading Technology, Design Capabilities and Manufacturing Expertise.    Spirit AeroSystems, independently, and previously as Boeing Wichita, has over 85 years of experience designing and manufacturing large-scale, complex aerostructures. We possess industry-leading engineering capabilities that include significant expertise in structural design, technology development, test, and regulatory certification (FAA and international civil aviation authorities). We specialize in the use of metallic and composite materials, conducting stress analyses to ensure structural integrity, systems engineering to ensure customer and regulatory requirements are clearly identified and managed, and acoustics technology.
Drawing on talent across the globe, Spirit AeroSystems is an industry leader in aerospace engineering. We possess knowledge and manufacturing know-how that customers depend on and that would be difficult for other suppliers to replicate. In addition to our engineering expertise, we have strong manufacturing and technological capabilities. Our manufacturing processes are highly automated, delivering efficiency and quality, and we have expertise in manufacturing aerostructures using both metallic and composite materials. We have strong technical expertise in bonding and metals fabrication, assembly, tooling and composite manufacturing, including the handling of all composite material grades and fabricating large-scale complex contour composites. We provide aftermarket support for the products we design and build.
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
Competitive and Predictable Labor Cost Structure.    Our labor contracts provide for established wage levels that are aligned with the local market and a limited number of job categories, resulting in greater flexibility in work assignment programs and increased productivity. We have successfully negotiated long-term labor agreements with each of the five unions representing factory and office workers in our U.S. locations. As a result, we expect our labor costs to be stable and predictable through 2020.
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
Business Development
While Spirit’s core products include fuselages, pylons, nacelles and wing components, we also have expertise in design and advanced manufacturing, large scale skin fabrication and monolithic structures technology using both composites and traditional metals.  We invest in new technology to bring the most advanced techniques, manufacturing and automation to our customers.
While we have an established business base through long-term contracts with Boeing and Airbus, we must maintain and expand our capacity to pursue new business.  This new business focus will drive our ability to apply research and development, expand into new addressable markets and customers, and increase our name recognition while also maintaining a focus on our current customer base.  We plan to expand our ability to research and analyze market and industry trends, competitor positioning and customer’s strategies and growth objectives.
Customers
Our primary customers are aircraft OEMs. Boeing and Airbus are our two largest customers. We are the largest independent aerostructures supplier to Boeing and one of the largest independent suppliers to Airbus. We entered into long-term supply agreements with our customers to provide aerostructure products to aircraft programs. As of December 31, 2014, virtually all of the products we sell are under long-term contracts and 97% of those products, as measured by dollar value of products sold, are supplied by us on a sole sourced basis.
We have established long-standing relationships with our customers due to our diverse product offerings, leading design and manufacturing capabilities using both metallic and composite materials, and competitive pricing.
Boeing.    For the twelve months ended December 31, 2014, approximately 83% of our revenues were from sales to Boeing. We have a strong relationship with Boeing given our predecessor's 75+ year history as a Boeing division. As part of the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing's exclusive supplier for substantially all of the products and services provided by Boeing Wichita prior to the Boeing Acquisition for the life of the programs. In addition, Boeing selected us to be the design leader for the Boeing B787 forward fuselage based in part on our expertise with composite technologies.
We believe our relationship with Boeing is unmatched in the industry and will allow us to continue to be an integral partner with Boeing in the designing, engineering and manufacturing of complex aerostructures.
Airbus.    For the twelve months ended December 31, 2014, approximately 10% of our revenues were from sales to Airbus. As a result of the BAE Acquisition, we became one of the largest independent aerostructures suppliers to Airbus, and we have expanded our relationship through new business wins. Under our supply agreement with Airbus for the A320, A330 and A340 families, we supply products for the life of the aircraft program. For the A350 XWB and A380 programs, we have long-term requirements contracts with Airbus. We believe we can leverage our relationship with Airbus and our history of delivering high-quality products to further increase our sales to Airbus and continue to partner with Airbus on new programs going forward.
We are a significant supplier of the composite fuselage structure for the new Airbus A350 XWB. To accommodate this and other work, we expanded our operations in 2011 with the opening of a manufacturing facility in Kinston, North Carolina and an assembly plant in Saint-Nazaire, France, which assembles the center fuselage sections it receives from the Kinston, North Carolina facility before transporting the completed assembled unit to Airbus. In addition, we have a contract with Airbus to design and manufacture a major wing structure for the A350 XWB program. Spirit Europe designs and assembles the wing fixed leading edge structure primarily at its facility in Prestwick, Scotland. The composite front spar is built at the facility in Kinston, North Carolina with sub-assemblies being manufactured at the Spirit AeroSystems Malaysia facility in Subang, Malaysia.
Although most of our revenues are obtained from sales inside the U.S., we generated $830.9 million, $806.1 million and $785.7 million in sales to international customers for the twelve months ended December 31, 2014, 2013 and 2012, respectively, primarily to Airbus.
The following chart illustrates the split between domestic and foreign revenues (dollars in millions):

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$5,968.3	88%	$5,154.9	87%	$4,612.0	85%
International
United Kingdom	587.5	8%	559.7	9%	470.4	9%
Other	243.4	4%	246.4	4%	315.3	6%
Total International	830.9	12%	806.1	13%	785.7	15%
Total Revenues	$6,799.2	100%	$5,961.0	100%	$5,397.7	100%
_______________________________________

(1)	Revenues are attributable to countries based on the destination where goods are delivered.
The international revenue is included primarily in the Wing Systems segment. All other segment revenues are primarily from U.S. sales. Approximately 7% of our long-lived assets based on book value are located in the United Kingdom as part of Spirit Europe with approximately another 3% of our long-lived assets located in countries outside the United States and the United Kingdom.
Expected Backlog
As of December 31, 2014, our expected backlog associated with large commercial aircraft, business and regional jet, and military equipment deliveries through 2020, calculated based on contractual product prices and expected delivery volumes, was approximately $46.6 billion. This is an increase of $5.5 billion from our corresponding estimate as of the end of 2013 reflecting the fact that Airbus and Boeing new orders exceeded deliveries in 2014. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing and Airbus announced backlog on our supply agreements. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2014 may not necessarily represent the actual amount of deliveries or sales for any future period.
Manufacturing and Engineering
Manufacturing
Our expertise is in designing, engineering and manufacturing large-scale, complex aerostructures. We maintain state-of-the-art manufacturing facilities in Wichita, Kansas; Chanute, Kansas; Tulsa, Oklahoma; McAlester, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Saint-Nazaire, France; and Subang, Malaysia.
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
Our manufacturing expertise is supported by our state-of-the-art equipment. We have over 20,000 major pieces of equipment installed in our customized manufacturing facilities. For example, for the manufacture of the B787 composite forward fuselage, we installed one of the largest autoclaves in the world. An autoclave is an enclosure device that generates controlled internal heat and pressure conditions used to cure and bond certain resins which is used in the manufacture of composite structures. We installed a comparable autoclave as well as other specialized machines in Kinston, North Carolina to support our work on the A350 XWB. We intend to continue to make the appropriate investments in our facilities to support and maintain our industry-leading manufacturing expertise.
Engineering
Spirit AeroSystems is an industry leader in aerospace engineering with access to talent across the globe. The purpose of the engineering organization is to provide continuous support for new and ongoing designs, technology innovation and development for customer advancements, and production-related process improvements. We possess a broad base of engineering skills for design, analysis, test, certification, tooling and support of major fuselage, wing and propulsion assemblies using both metallic and composite materials. In addition, our regulatory certification expertise helps ensure associated designs and design changes are compliant with applicable regulations.
Our industry-leading engineering capabilities are key strategic factors differentiating us from our competitors.
Research and Development
We believe that world-class research and development helps to maintain our position as an advanced partner to our OEM customers' new product development teams. As a result, we spend capital and financial resources on our research and development, including $29.3 million for the year ended December 31, 2014, $34.7 million for the year ended December 31, 2013, and $34.1 million for the year ended December 31, 2012. Through our research, we strive to develop unique intellectual property and technologies that will improve our OEM customers' products and, at the same time, position us to win work on new products. Our development effort primarily focuses on preparing for the initial production of new products and improving manufacturing processes on our current work. It also serves as an ongoing process that helps develop ways to reduce production costs and streamline manufacturing processes.
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
Suppliers and Materials
The principal raw materials used in our manufacturing operations are aluminum, titanium, steel and carbon fiber. We also purchase metallic parts, non-metallic parts, and machined components. In addition, we procure subassemblies from various manufacturers which are used in the final aerostructure assembly. From time to time we also review our make versus buy strategy to determine whether it would be beneficial to us to outsource work which we currently produce in-house or vice versa.
We have longstanding relationships with thousands of manufacturing suppliers. No one supplier represents more than 3% of our total cost of sales. Our strategy is to enter into long-term contracts with suppliers to secure competitive pricing. Our exposure to rising costs of raw material is limited to some extent through leveraging relationships with our OEM's high-volume contracts.
We continue to seek and develop sourcing opportunities from North America to Europe and Asia to achieve a competitive global cost structure. Over 25 countries are represented in our international network of suppliers.
Competition
Although we are one of the largest independent non-OEM aerostructures suppliers, based on annual revenues, with an estimated 19% share of the global non-OEM aerostructures market, this market remains highly competitive and fragmented. Our primary competition currently comes from either work performed by internal divisions of OEMs or other first-tier suppliers and direct competition continues to grow.
Our principal competitors among OEMs include Boeing, Airbus (including their wholly-owned subsidiaries Stelia Aerospace and Premium Aerotec GmbH), Embraer Brazilian Aviation Co., Alenia Aermacchi, and United Technologies Corporation. Our principal competitors among non-OEM aerostructures suppliers are Aernnova, Aircelle S.A., Fuji Heavy Industries, Ltd., GKN Aerospace, Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Nordam, Sonaca, Triumph Group, Inc., Latecoere S.A., and Nexcelle.
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
Employees
As of December 31, 2014, we had 13,496 employees and 174 contract labor personnel, located in our six U.S. facilities. Approximately 87% of our U.S. employees are represented by five unions. Our largest union is the International Association of Machinists and Aerospace Workers ("IAM"), which represents 7,456 employees, or 55%, of the U.S. workforce. We successfully negotiated a new long-term ten-year contract with the IAM in 2010, which is in effect through June 25, 2020. For IAM-represented employees at our Kinston, North Carolina facility, we successfully negotiated a new long-term contract in December 2012, which is in effect through December 2024. The Society of Professional Engineering Employees in Aerospace — Wichita Technical and Professional Unit ("SPEEA — WTPU") represents 1,598 employees, or 12%, of the U.S. workforce. In December of 2011, we successfully negotiated a new 91/2 year contract with SPEEA-WTPU, which is in effect through January 31, 2021. The International Union, Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") represents 1,730 employees, or 13%, of the U.S. workforce. The UAW contract is in effect through November 30, 2020. The Society of Professional Engineering Employees in Aerospace — Wichita Engineering Unit ("SPEEA — WEU") represents 772 employees, or 6%, of the U.S. workforce. We successfully negotiated a new contract with this union in 2012, which is in effect through December 1, 2018. The International Brotherhood of Electrical Workers ("IBEW") represents 193 employees, or 1%, of the U.S. workforce. The IBEW contract is in effect through September 18, 2020.
As of December 31, 2014, we had 902 employees and 81 contract labor personnel located in our two U.K. facilities. Approximately 843, or 93%, of our U.K. employees are represented by one union, Unite (Amicus Section). In 2013, the Company negotiated two separate ten-year pay agreements, with the Manual Staff bargaining and the Monthly Staff bargaining groups of the Unite union.  These agreements fundamentally cover basic pay and variable at risk pay, while other employee terms and conditions generally remain the same from year to year until both parties agree to change them. The current pay agreements expire December 31, 2022.
As of December 31, 2014, we had 566 employees and 29 contract labor personnel in our Malaysia facility. None of our Malaysia employees are currently represented by a union.
As of December 31, 2014, we had 132 employees and 22 contract labor personnel in our French facilities. None of our France employees are currently represented by a union.
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
In order to be eligible to perform on U.S. Government classified contracts, Spirit holds a facility security clearance ("FCL") at the "Secret" level. As a cleared entity, Spirit must comply with the requirements of the National Industrial Security Program Operating Manual ("NISPOM") and any other applicable U.S. Government industrial security regulations. Failure to follow the requirements of the NISPOM or any other applicable U.S. Government industrial security regulations could, among other things, result in termination of Spirit's FCL, which in turn would preclude us from being awarded classified contracts or, under certain circumstances, performing on our existing classified contracts.

Governmental Regulations
The commercial aircraft component industry is highly regulated by the Federal Aviation Administration, or FAA, in the United States, the Joint Aviation Authority, or JAA, in Europe and other agencies throughout the world. The military aircraft component industry is governed by military quality specifications. We, and the components we manufacture, are required to be certified by one or more of these entities or agencies, and, in some cases, by individual OEMs, to engineer and service parts and components used in specific aircraft models.
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
Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the twelve months ended December 31, 2014, approximately 83% and 10% of our net revenues were generated from sales to Boeing and Airbus, respectively. Although our strategy, in part, is to diversify our customer base by entering into supply arrangements with additional customers, we cannot give any assurance that we will be successful in doing so. Even if we are successful in obtaining and retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future. Although we are a party to various supply contracts with Boeing and Airbus which obligate Boeing and Airbus to purchase all of their requirements for certain products from us, those agreements generally do not require specific minimum purchase volumes. In addition, if we breach certain obligations under these supply agreements and Boeing or Airbus exercises its right to terminate such agreements, our business will be materially adversely affected. Further, if we are unable to perform our obligations under these supply agreements to the customer's satisfaction, Boeing or Airbus could seek damages from us, which could materially adversely affect our business. Boeing and Airbus also have the contractual right to cancel their supply agreements with us for convenience, which could include the termination of one or more aircraft models or programs for which we supply products. Although Boeing and Airbus would be required to reimburse us for certain expenses, there can be no assurance these payments would adequately cover our expenses or lost profits resulting from the termination. In addition, we have agreed to a limitation on recoverable damages if Boeing wrongfully terminates our main supply agreement with respect to any model or program. If this occurs, we may not be able to recover the full amount of our actual damages. Furthermore, if Boeing or Airbus (1) experiences a decrease in requirements for the products which we supply to it; (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply-chain problem or a decrease in orders from its customers; or (3) files for bankruptcy protection; our business, financial condition and results of operations could be materially adversely affected.
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
For the twelve months ended December 31, 2014, approximately 45% of our net revenues were generated from sales of components to Boeing for the B737 aircraft. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and the military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model. If we were unable to obtain significant aerostructures supply business for any B737 replacement program, our business, financial condition and results of operations could be materially adversely affected.
Our business depends, in part, on securing work for replacement programs.
 While we have entered into long-term supply agreements with Boeing to provide components for the B737, B747, B767 and B777 and their commercial derivatives for the life of these aircraft programs, Boeing does not have any obligation to purchase components from us for any subsequent variant of these aircraft that is not a commercial derivative as defined by the Supply Agreement. Boeing has publicly announced its intention to update the B777 with a next-generation twin-engine aircraft program currently named the Boeing 777X.  If the changes to the aircraft are later deemed significant enough to disqualify it as a commercial derivative of the B777 under the Supply Agreement, or Boeing successfully establishes it is not capable of being FAA certificated by amendment to an existing Type Certification through addition of a new minor model or by a Supplemental Type Certificate, there is a risk that we may not be engaged by Boeing on the 777X to generally the same extent of Spirit’s involvement in the B777, or at all. If we are unable to obtain significant aerostructures supply business for any update or replacement program for the B777 or any other aircraft program for which we provide significant content, our business, financial condition and results of operations could be materially adversely affected.
We may be required to repay Boeing up to approximately $581.1 million of advance payments related to the B787 Supply Agreement. The advances must be repaid in the event that Boeing does not take delivery of a sufficient number of shipsets prior to the termination of the aircraft program.
Boeing has made advance payments to Spirit under the B787 Supply Agreement, which advance payments are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments are scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing, except that advance repayments have been suspended for the 12-month period beginning April 1, 2014, and any repayments that otherwise would have become due during such 12-month period will be made by offset against the purchase price for shipset 1,001 and beyond.
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
Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2014, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $581.1 million.
We may be required to repay Airbus up to approximately $224.3 million of advance payments. The advances must be repaid in the event that Airbus does not take delivery of a sufficient number of shipsets prior to the date set out in the advance agreement.
In February 2012, Spirit and Airbus entered into an agreement whereby Spirit received a series of payments totaling $250.0 million, which were recorded as advance payments within our consolidated balance sheet.
The agreement provides for repayment of the $250.0 million in cash advances made by Airbus to be offset against the purchase price of the first 200 Section 15 A350 XWB shipsets delivered to Airbus prior to December 31, 2017. If in the course of 2015, Airbus, in its reasonable opinion, anticipates 200 units will not be ordered and paid for by the end of 2017, both Airbus and Spirit will agree in the first quarter of 2016 on a revised repayment amount to ensure the entire advance is repaid prior to December 31, 2017. In no circumstance would the repayment amount exceed the recurring price of each shipset.
Portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2014, the amount of advance payments received by us from Airbus under the advance agreement and not yet repaid or recognized as revenue was approximately $224.3 million.
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

The Company recognizes revenue under the contract method of accounting and estimates revenue and cost for contract blocks that span a period of multiple years.  The contract method of accounting requires judgment on a number of underlying assumptions to develop our estimates. Due to the significant length of time over which revenue streams are generated, the variability of future period estimated revenue and cost may be adversely affected if circumstances or underlying assumptions change.  For additional information on our accounting policies for recognizing revenue and profit, please see our discussion under “Management’s Discussion and Analysis - Critical Accounting Policies” in this Form 10-K.

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
We recently divested a portion of our Tulsa site, which could disrupt our business and present risks not contemplated at the time of the divestiture.
As previously announced, in December 2014 we divested our Gulfstream G280 and G650 wing programs, which we produced at our Tulsa facility, to a subsidiary of Triumph Group, Inc. We continue to produce work on other programs, including the B787 wing program, at this facility, and prior to the divestiture, we utilized certain resources for both the programs we sold and the programs we retained. In addition, as part of the divestiture, we have obligations to provide transition services to the buyer. As a result, our business is subject to certain potential risks relating to the divestiture, including:

•	diversion of resources from the operation of the retained business in order to provide transition services to the buyer;

•	loss of key employees;

•	difficulties in the separation of operations, services, products and personnel; and

•	damage to our existing customer, supplier and other business relationships.
Furthermore, we actively consider other divestitures from time to time. If we decide to pursue any other divestiture, it may involve numerous potential risks, including those described above and the following:

•	diversion of resources and management’s attention from the operation of our business;

•	negative effects on our reported results of operations from disposition-related charges, amortization expenses related to intangibles, charges for impairment of long-term assets;

•	the need to agree to retain or assume certain current or future liabilities in order to complete the divestiture; and

•	the expenditure of substantial legal and other fees, which may be incurred whether or not a transaction is consummated
As a result of the aforementioned risks, among others, the pursuit of any divestiture may not lead to increased stockholder value.
Future commitments to our customers to increase production rates depend on our ability to expand production at our manufacturing facilities.
Boeing and Airbus, our two largest customers, have both announced planned production rate increases for several of their major programs. In some cases, in order to meet these increases in production rates, we will need to make significant capital expenditures to expand our capacity and improve our performance or find alternative solutions such as outsourcing some of our existing work to free up additional capacity. While some of these expenditures will be reimbursed by our customers, we could be required to bear a significant portion of the costs. In addition, the increases in production rates could cause disruptions in our manufacturing lines, which could materially adversely impact our ability to meet our commitments to our customers, and have a resulting adverse effect on our financial condition and results of operations.
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
Our principal competitors among non-OEM aerostructures suppliers are Aernnova Aircelle S.A., Fuji Heavy Industries, Ltd., GKN Aerospace, Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Nordam, Sonaca, Triumph Group, Inc., Latecoere S.A., and Nexcelle. Some of our competitors have greater resources than we do and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply-chain management and sales and marketing, and we may not have enough resources to make such investments. For these reasons, we may not be able to compete successfully in this market or against our competitors, which could have a material adverse effect on our business, financial condition and results of operations.
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
In connection with the BAE Acquisition, we acquired a manufacturing facility in Prestwick, Scotland that is adjacent to contaminated property retained by BAE Systems. The contaminated property may be subject to a regulatory action requiring remediation of the land. It is also possible that the contamination may spread into the property we acquired. BAE Systems has agreed to indemnify us, subject to certain contractual limitations and conditions, for certain clean-up costs and other losses, liabilities, expenses and claims related to existing pollution on the acquired property, existing pollution that migrates from the acquired property to a third party's property and any pollution that migrates to our property from property retained by BAE Systems. If BAE Systems does not comply with its obligations under the BAE Acquisition agreement, we may be required to undertake such efforts and make material expenditures.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 contains provisions to improve transparency and accountability concerning the supply of certain minerals and metals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. As a result, in August 2012, the SEC adopted annual investigation, disclosure and reporting requirements for those companies that manufacture or contract to manufacture products that contain conflict minerals that originated from the DRC and adjoining countries. Our initial report required under these regulations was filed on June 2, 2014 (with respect to 2013). As a result of these requirements, we have and will continue to incur compliance costs, including costs related to determining the sources of conflict minerals used in our products and other potential changes to processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in certain of our products. As there may be only a limited number of suppliers offering conflict minerals from sources outside of the DRC or adjoining countries or that have been independently verified as not funding armed conflict in those countries, we cannot be sure that we will be able to obtain such verified minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we are unable to sufficiently verify the origins of all necessary conflict minerals used in our products through the procedures we may implement, or if we cannot satisfy any customers who require that all of the components of our products be certified as “conflict free.” If we are not able to meet such customer requirements, customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it cannot be sold. We may face similar risks in connection with any other regulations focusing on social responsibility or ethical sourcing that may be adopted in the future.
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
In order to be successful, we must attract, retain, train, motivate, develop and transition qualified executives and other key employees, including those in managerial, manufacturing and engineering positions. Identifying, developing internally or hiring externally, training and retaining qualified executives and engineers are critical to our future, and competition for experienced employees in the aerospace industry, and in particular in Wichita, Kansas where the majority of our manufacturing and executive offices are located, can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and share-based compensation. Our share-based incentive awards consist primarily of restricted stock grants, some of which are conditioned on our achievement of certain designated financial performance targets, which makes the size of a particular year's award uncertain. If employees do not receive share-based incentive awards with a value they anticipate, if our share-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, or if we do not obtain the shareholder approval needed to continue granting share-based incentive awards in the amounts we believe are necessary, our ability to attract, retain, and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.
We are subject to the requirements of the National Industrial Security Program Operating Manual ("NISPOM") for our Facility Security Clearance ("FCL"), which is a prerequisite for our ability to perform on classified contracts for the U.S. Government.
A Department of Defense ("DOD") FCL is required for a company to be awarded and perform on classified contracts for the DOD and certain other agencies of the U.S. Government. From time to time we have performed and may perform on classified contracts, although we did not generate any revenues from classified contracts for the twelve months ended December 31, 2014. We have obtained a FCL at the "Secret" level. If we were to violate the terms and requirements of the NISPOM or any other applicable U.S. Government industrial security regulations, we could lose our FCL. We cannot give any assurance that we will be able to maintain our FCL. If for some reason our FCL is invalidated or terminated, we may not be able to continue to perform under our classified contracts in effect at that time, and we would not be able to enter into new classified contracts, which could adversely affect our revenues.
We derive a significant portion of our net revenues from direct and indirect sales outside the United States and are subject to the risks of doing business in foreign countries.
We derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the United States. In addition, for the twelve months ended December 31, 2014, direct sales to our non-U.S. customers accounted for approximately 12% of our net revenues. We expect that our and our customers' international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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
This risk particularly applies to products such as the Boeing B787, for which we had delivered two hundred eighty-two production articles as of December 31, 2014 since the inception of the program, and in respect of which our performance at the contracted price depends on our being able to achieve production cost reductions as we gain production experience (although Spirit can recoup from Boeing half of any overruns within a certain percentage of shipset prices). When we initially negotiated the B787-8 pricing, we assumed that a contractually mandated joint-effort by Boeing and Spirit to reduce costs and increase production efficiency, as well as favorable trends in volume, learning curve efficiencies and future pricing from suppliers would reduce our production costs over the life of the B787 program, thus maintaining or improving the margin on each B787 we produced. Pricing for the initial configuration of the B787-8 is generally established through 2021, with prices decreasing as cumulative volume levels are achieved. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes. The B787 Supply Agreement provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties. In November 2014, Spirit and Boeing entered into a Memorandum of Agreement pursuant to which the companies established near term interim prices for certain B787 shipsets, subject to resolution of recurring prices, future rate increases and other issues across multiple programs in 2015. During this period, while negotiations on these issues are ongoing, Spirit will record appropriate portions of the interim prices on certain 787-8 and 787-9 shipsets as deferred revenue, which will be recognized as revenue only if and when the parties reach resolution on the various issues. The parties have engaged in discussions concerning how to determine subsequent B787-9 and initial B787-10 prices, and have not yet reached agreement. Our ability to obtain fair and equitable prices for deliveries and models could impact the profitability of the overall program. Additionally, we cannot give any assurance that our development of new technologies or capabilities will be successful or that we will be able to reduce our B787 production costs over the life of the program. A failure to reduce production costs or to obtain pricing as we have anticipated could result in the need to record additional forward losses for this program.
Many of our other production cost estimates also contain pricing terms which anticipate cost reductions over time. In addition, although we have entered into these fixed price contracts with our customers, they may nonetheless seek to re-negotiate pricing with us in the future. Any such higher costs or re-negotiations could materially adversely affect our profitability, margins and revenues.
Certain of our long-term supply agreements provide for re-negotiation of established pricing terms at specified times. In particular, pricing terms under our supply agreement with Boeing for the B737, B747, B767 and B777 platforms, which accounted for 65% of our net revenues in 2014, expired in May 2013, thus activating interim pricing provisions under the Supply Agreement. On April 8, 2014, the parties agreed on pricing through December 31, 2015. We are required to negotiate the pricing beyond 2015 in good faith. In addition, our agreement with Boeing on interim pricing for the B787-8 and B787-9 is contingent on the parties reaching agreement by December 31, 2015 on, among other things, future pricing on the B737, B747, B767 and B777 platforms. Until we are able to agree upon future pricing on the B737, B747, B767 and B777 platforms, pricing beyond 2015 will be determined according to then-existing prices, adjusted using a quantity-based price adjustment formula and specified annual escalation. If we agree on future pricing that provides us with operating margins that are lower than those which we currently experience, or if we are unable to agree on future pricing terms and the default pricing terms remain in effect for an extended period of time, our business, financial condition and results of operations could be materially adversely affected.

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
We rely on information technology networks and systems to manage and support a variety of business activities, including procurement and supply chain, engineering support, and manufacturing. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. In addition, security failures or breaches could result in unauthorized disclosure of confidential information. If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our manufacturing process could be disrupted resulting in late deliveries or even no deliveries if there is a total shutdown.
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
We spent approximately $29.3 million on research and development during the twelve months ended December 31, 2014. Our expenditures on our research and development efforts may not create any new sales opportunities or increases in productivity that are commensurate with the level of resources invested.
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
We had previously identified a material weakness in our internal controls over financial reporting as it relates to the completeness, accuracy and valuation of inventory and cost of sales related to the Airbus A350 XWB Section 15 recurring program.  Specifically, we did not maintain controls over the completeness and accuracy of the bill of materials used in the contract accounting estimate for this program. As of December 31, 2014, we have remediated our material weakness.  We cannot assure that additional material weaknesses in our internal controls over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or failure to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal controls over financial reporting. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and/or cause investors to lose confidence in our reported financial information, potentially leading to a decline in our share price.
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
Risk Factors Related to Our Capital Structure
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
As of December 31, 2014, we had total debt of approximately $1,153.5 million, including approximately $534.4 million of borrowings under our senior secured credit facility, $599.5 million of long-term bonds, a $6.7 million Malaysian loan, and approximately $12.9 million of capital lease obligations. In addition to our debt, as of December 31, 2014, we had $21.6 million of letters of guarantee outstanding.
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
In addition, if we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we may need to refinance all or a portion of our debt, sell material assets or operations, or raise additional debt or equity capital. We cannot provide assurance that we could affect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements may restrict us from effecting certain or any of these alternatives.
Global credit markets are subject to numerous risk factors, including but not limited to concerns over sovereign debt in Europe and elsewhere; the impact and effectiveness of new financial legislation and regulation in the United States and Europe; the impact of those reforms on borrowers, financial institutions and credit rating agencies; potential systemic risk resulting from the interrelationship of credit market products and participants; global governmental and central banking policies; and conflict and political instability in the Middle East and Asia. There can be no assurance that access to credit markets will continue to be available to us.

Any reduction in our credit ratings could materially and adversely affect our business or financial condition.
As of December 31, 2014, our corporate credit ratings were a BB- rating, stable outlook by Standard & Poor's, and a Ba2, rating under review for possible upgrade by Moody's Investor Services.
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

•
the authority of the board of directors to issue, without stockholder approval, up to 10 million shares of preferred stock with such terms as the board of directors may determine and an additional 58,683,057 shares of class A common stock (net of shares issued but subject to vesting requirements under our benefit plans and shares reserved for issuance upon conversion of outstanding shares of class B common stock and shares issued pursuant to our Supplemental Executive Retirement Plan) and an additional 149,767,435 shares of class B common stock.

In addition, our supply agreements with Boeing include provisions giving Boeing the ability to terminate the agreements in the event any of certain disqualified persons acquire a majority of Spirit's direct or indirect voting power or all or substantially all of Spirit's assets. See "Business — Our Relationship with Boeing."
Although we are no longer a "controlled company" within the meaning of the New York Stock Exchange (“NYSE”)rules, we may continue to rely on exemptions from certain corporate governance requirements during a one-year transition period.
As of June 2014, the Onex entities no longer control a majority of our voting common stock. As a result, we no longer qualify as a "controlled company" within the meaning of the NYSE corporate governance standards. The NYSE rules require that we appoint a majority of independent directors to the Board of Directors within one year of the date we no longer qualify as a "controlled company." The NYSE rules also require that we appoint at least one independent member to each of the compensation and nominating and governance committees prior to the date we no longer qualify as a "controlled company," and that each such committee be composed of at least a majority of independent members within 90 days of such date and that each such committee be composed entirely of independent directors within one year of such date. During these transition periods, we may elect not to comply with certain NYSE corporate governance requirements, including:

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
Item 1B.    Unresolved Staff Comments
The Company received a comment letter from the Securities and Exchange Commission (the "SEC") Division of Corporation Finance dated December 10, 2012 regarding its Form 10-K for Fiscal Year Ended December 31, 2011 and Form 10-Q for the Fiscal Quarter Ended September 27, 2012. Initially, we filed responses with the SEC that addressed several of the SEC staff's comments, but did not respond to comments regarding updates to our contract estimates which resulted in forward losses recognized in the third quarter of 2012, as we were working with the SEC Division of Enforcement on some similar issues. Now that the SEC Division of Enforcement has informed us that it has closed its inquiry, we have filed responses to the remaining comments and we intend to continue to work with the SEC Division of Corporate Finance to resolve the open comments.

Item 2.    Significant Properties
The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2014 are set forth below:

Location	Primary Use	Approximate Square Footage	Owned/Leased
United States
Wichita, Kansas(1)	Primary Manufacturing	11.1 million	Owned/Leased
	Facility/Offices/Warehouse
Chanute, Kansas(2)	Manufacturing Facility	60,100	Leased
Tulsa, Oklahoma	Manufacturing Facility	1.8 million	Leased
McAlester, Oklahoma	Manufacturing Facility	135,300	Owned
Kinston, North Carolina	Primary Manufacturing/Office/Warehouse	764,000	Leased
Nashville, Tennessee(3)	Office	15,300	Leased
United Kingdom
Prestwick, Scotland	Manufacturing Facility	908,200	Owned
Preston, England	Administrative Offices	29,900	Leased
Malaysia
Subang, Malaysia	Manufacturing	346,100	Owned/Leased
France
Saint-Nazaire, France	Primary Manufacturing/Office	58,800	Leased
Toulouse, France	Office	3,400	Leased
_______________________________________

(1)	94% of the Wichita facility is owned.

(2)	Operation began in Q1 2012.

(3)	Operation began in Q2 2012.
Our physical assets consist of 15.2 million square feet of building space located on 1,335 acres in eleven facilities. We produce our fuselage systems and propulsion systems from our primary manufacturing facility located in Wichita, Kansas with some fuselage work done in our Kinston, North Carolina facility. We produce wing systems in our manufacturing facilities in Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Saint-Nazaire, France; and Subang, Malaysia. In addition to these sites, we have a facility located in McAlester, Oklahoma dedicated to supplying machined parts and sub-assemblies to the Wichita and Tulsa facilities. We also have a light sub-assembly manufacturing facility located in Chanute, Kansas which manufactures small parts in support of Wichita propulsion.
The Wichita facility, including Spirit's corporate offices, is comprised of 625 acres, 6.4 million square feet of manufacturing space, 1.2 million square feet of offices and laboratories for the engineering and design group and 3.5 million square feet for support functions and warehouses. A total of 380,300 square feet is currently vacant, with much of it planned for backfill by new programs. The Wichita site has access to transportation by rail, road and air. For air cargo, the Wichita site has access to the runways of McConnell Air Force Base.
The Chanute facility, consists of 60,100 square feet of building space. The Chanute facility manufactures sub-assemblies for the propulsion segment, and is leased from the city of Chanute.
The Tulsa facility consists of 1.8 million square feet of building space set on 153 acres. The Tulsa plant is located five miles from an international shipping port (Port of Catoosa) and is located next to the Tulsa International Airport. The Tulsa facility includes off-site leased space located 1.5 miles east in the Green Valley Center. In December 2014 Spirit transferred the Gulfstream G280 and G650 wing packages to Triumph Group Inc. and subleased 287,300 square feet of the Tulsa plant to Triumph for manufacturing purposes. The sublease includes 220,000 square feet of manufacturing space, 36,000 square feet of office space, and 31,000 square feet of storage space. The McAlester site, which manufactures parts and sub-assemblies primarily for the Tulsa facility, consists of 135,300 square feet of building space on 92 acres.
The Prestwick facility consists of 900,000 square feet of building space, comprised of 600,000 square feet of manufacturing space and 200,000 square feet of office space, and 100,000 square feet of warehouse/support space. This facility is set on 95 acres.

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
The Malaysian manufacturing plant is located at the Malaysia International Aerospace Center (MIAC) in Subang. The 346,100 square foot leased facility is set on 45 acres and is centrally located with easy access to Kuala Lumpur, Malaysia's capital city, as well as nearby ports and airports. The facility assembles composite panels for wing components. The total square footage includes a 67,500 square foot warehouse and a 9,800 square foot paint storage building, both of which are owned by Spirit and were constructed in 2012 for shipping/receiving and parts storage to make room for additional manufacturing space in the existing building.
The Wichita and Tulsa manufacturing facilities have significant scale to accommodate the very large structures that are manufactured there, including, in Wichita, entire fuselages. Three of the U.S. facilities are in close proximity, with approximately 175 miles between Wichita and Tulsa and 90 miles between Tulsa and McAlester. Currently, these U.S. facilities utilize approximately 97% of the available building space. The Prestwick manufacturing facility currently utilizes only 74% of the space; of the remaining space, 15% is leased and 11% is vacant. The Preston office space is located in North Lancashire, England, approximately 200 miles south of Prestwick.
The Kinston, North Carolina facility, supports the manufacturing of composite panels and wing components. The primary manufacturing site and off-site leased spaces total 318 acres and 764,000 square feet. In addition to the primary manufacturing facility, this includes three additional buildings leased from the NC Global Transpark Authority: a 27,800 square foot warehouse/office supporting receiving needs, a 26,400 square foot warehouse providing tooling storage, and a 121,000 square foot manufacturing facility supporting light manufacturing. An 11,500 square foot expansion to the existing Autoclave & Shipping Center is currently under construction and is scheduled for completion in August 2015.
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
Item 3.    Legal Proceedings
Information concerning the litigation and other legal proceedings in which the Company is involved, may be found in Note 21 under the sub-heading "Litigation" in this Annual Report and that information is hereby incorporated by reference.
Item 4.    Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
Listed below are the names, ages, positions held, and biographies of all executive officers of Spirit Holdings. Executive officers hold office until their successors are elected or appointed at the next annual meeting of the Board of Directors, or until their death, retirement, resignation, or removal.
Larry Lawson, 56. Mr. Lawson joined Spirit Holdings as President and Chief Executive Officer on April 6, 2013. Prior to joining Spirit Holdings, Mr. Lawson was Executive Vice President of Lockheed Martin's Aeronautics business segment. Mr. Lawson began his career as a flight control engineer working on the F-15 Eagle at McDonnell Douglas. He has since held a broad range of leadership positions in engineering, advanced development, business development, and program management in a career spanning more than 30 years. In his work at Lockheed Martin, Mr. Lawson oversaw key aircraft production programs such as the F-35, F-22, F-16, C-130J, and C-5, including highly classified programs in the world-renowned Skunk Works® organization. Mr. Lawson holds a bachelor's degree in Electrical Engineering from Lawrence Technological University, where he also serves on the board of trustees, has a master's degree in Electrical Engineering from the University of Missouri, and is a graduate of the Harvard Business School Advanced Management Program and an MIT Seminar XXI Fellow.
Philip Anderson, 50.  Mr. Anderson became the Senior Vice President of Defense Programs of Spirit Holdings on February 9, 2015, after previously serving as Senior Vice President, Defense and Contracts since September 2013. Mr. Anderson previously served as Senior Vice President and Chief Financial Officer of Spirit Holdings from February 2010 to September 2013. From October 2009 to February 2010, Mr. Anderson served as Vice President and Interim Chief Financial Officer of Spirit Holdings. Mr. Anderson also served as Treasurer of Spirit Holdings from November 2006 to July 2010. From March 2003 to November 2006, Mr. Anderson was the Director of Corporate Finance and Banking for Boeing. Mr. Anderson began his career at Boeing in 1989 as a defense program analyst and served in a variety of finance and manufacturing operations leadership positions at Boeing

Defense Systems and Boeing Commercial Airplanes. Mr. Anderson received his Bachelor of Arts and Masters of Business from Wichita State University and holds a Six Sigma Black Belt certification from the University of Michigan.
David M. Coleal, 47.   Mr. Coleal has served as Executive Vice President /General Manager - Boeing, Business & Regional Jet Programs since May 2013 after previously serving as Senior Vice President /General Manager of the Fuselage Segment since July 2011. Mr. Coleal also had responsibility for Defense and Aftermarket from May 2013 to September 2013. Prior to joining Spirit AeroSystems, Mr. Coleal was Vice President and General Manager of Bombardier-Learjet. He joined Bombardier Aerospace in March 2008 and was responsible for all engineering and manufacturing operations, program change management, quality and material logistics for the Learjet family of aircraft, including development of the pioneering all-composite Learjet 85 mid-size business jet. From 2001 to 2008, Mr. Coleal worked at Cirrus Design Corporation, where he was initially responsible for operations, and he assumed positions of increasing responsibility until being named President and Chief Operating Officer in 2005. Mr. Coleal earned his Masters of Business Administration in Management Science from California State University - Hayward in 1997. He graduated from California State University in Sacramento in 1990 with a Bachelor of Science degree in Mechanical Engineering Technology.
Duane Hawkins, 56.  Mr. Hawkins joined Spirit AeroSystems as Senior Vice President - Operations in July 2013. He has responsibility and oversight for Defense, Supply Chain Management, Fabrication, Global Quality, and Operations, including global footprint, Manufacturing Engineering, Industrial Engineering, Lean and Tooling. Prior to joining Spirit, Mr. Hawkins was Vice President, deputy Air Warfare Systems at Raytheon Missile Systems. From 2010 to 2012, Mr. Hawkins was Vice President, deputy Land Combat Systems at Raytheon Missile Systems. Prior positions at Raytheon Missile Systems also include Vice President, Deputy Supply Chain Management and Standard Missile Program Director.  From 1994 to 2001, Mr. Hawkins was President of Defense Research Inc., and from 1993 to 1994 he was Vice President, Engineering at the company. He was factory manager for Hughes Missile Systems/ General Dynamics from 1991 to 1993, and Chief of Manufacturing Engineering for General Dynamics Missile Systems from 1988 to1991. Mr. Hawkins holds a Bachelor of Science degree in manufacturing/industrial engineering from Brigham Young University and an MBA from Regis University.
Sanjay Kapoor, 54. Mr. Kapoor joined Spirit Holdings as Senior Vice President and Chief Financial Officer on September 23, 2013. Mr. Kapoor joined Spirit from Raytheon where he most recently served as Vice President of Integrated Air & Missile Defense for Raytheon Integrated Defense Systems (IDS). Prior to this role, Mr. Kapoor was IDS Vice President of Finance and Chief Financial Officer from 2004 to 2008. Mr. Kapoor also served as CFO at United Technologies’ Pratt and Whitney Power Systems Division. His tenure at Pratt and Whitney also included roles as Director of Aftermarket Services for the Power Systems Business, controller for the Turbine Module Center and business manager for new commercial programs. Mr. Kapoor received his bachelor’s degree in technology from the Indian Institute of Technology and a dual Masters of Business Administration in finance and entrepreneurial management from The Wharton School at the University of Pennsylvania.
Krisstie Kondrotis, 49. Ms. Kondrotis joined Spirit Holdings as Senior Vice President- Business Development effective in December 2014. Prior to joining Spirit AeroSystems, she served as Sector Vice President for Business Development at Northrop Grumman Corporation from 2013 to December 2014, Executive Vice President for Business Development and Strategy at CACI, International from 2011 to 2013, Vice President for Business Development and Strategy at General Dynamics Information Technology - Intelligence Solutions Division from 2007 to 2011 and Director of F-22 Business Development at Lockheed Martin Corporation from 2005 to 2007. She is a Syracuse University National Security Studies fellow, and is a graduate of the Lockheed Martin Program Management Institute at Carnegie Mellon University. She holds a Masters of Business Administration in Operations Management from Regis University, Denver, Colorado, (1992), and a Bachelor of Science in Finance from University of Northern Colorado, Greeley, (1987).
Jon D. Lammers, 50.  Mr. Lammers was named Senior Vice President - Secretary of Spirit Holdings in July 2012, and General Counsel of Spirit Holdings in October 2012. Mr. Lammers brings more than 20 years of legal experience, including 15 years at Cargill, Incorporated, where he served from July 1997 to July 2012. He served as Cargill's Asia Pacific general counsel in Singapore from June 2006 to June 2010 as well as Cargill's deputy North American general counsel in Wayzata, Minnesota from July 2010 to July 2012. Mr. Lammers earned his Bachelor of Science in Business Administration from the University of Southern California and his Juris Doctor degree from the University of Virginia.
Samantha J. Marnick, 44.  Ms. Marnick became Senior Vice President - Chief Administration Officer in October 2012. From January 2011 to September 2012, Ms. Marnick served as Senior Vice President of Corporate Administration and Human Resources. From March 2008 to December 2010, Ms. Marnick served as Vice President Labor Relations & Workforce Strategy responsible for labor relations, global human resource project management office, compensation and benefits, and workforce planning. Ms. Marnick previously served as Director of Communications and Employee Engagement from March 2006 to March 2008. Prior to joining the Company, Ms. Marnick was a senior consultant and Principal for Mercer Human Resource Consulting holding management positions in both the United Kingdom and in the United States. Prior to that Ms. Marnick worked for Watson Wyatt, the UK's Department of Health and Social Security and The British Wool Marketing Board. Ms. Marnick holds a Master's degree from the University of Salford in Corporate Communication Strategy and Management.

John Pilla, 55.    Mr. Pilla became the Senior Vice President/General Manager - Airbus and A350 XWB Program Management in May 2013. Prior to that, Mr. Pilla served as the Senior Vice President/General Manager, Propulsion Systems Segment of Spirit since July 2009 and added the role of Senior Vice President/General Manager of the Wing Segment in September 2012. From July 2011 to May 2013, he was also responsible for the Aftermarket Customer Support Organization. From April 2008 to July 2009, Mr. Pilla was Chief Technology Officer of Spirit Holdings and he served as Vice President/General Manager-787 of Spirit Holdings and/or Spirit, a position he assumed at the date of the Boeing Acquisition in June 2005 and held until March 2008. He received his Master's degree in Aerospace Structures Engineering in 1986 and a Masters in Business Administration in 2002 from Wichita State University.
Heidi Wood, 49.  Ms. Wood was named Senior Vice President - Strategy, Mergers & Acquisitions, and Investor Relations in June 2013. Prior to her role at Spirit AeroSystems, she was senior vice president and co-head of global sales at Avjet Corporation after spending more than 20 years on Wall Street analyzing the Aerospace and Defense sector. From 1999 to 2013, Ms. Wood served as Managing Director, Global Lead of Aerospace/Defense analyses at Morgan Stanley. She was responsible for leading North American, Europe, Latin American, and Singapore based teams. Prior to assuming her employment at Morgan Stanley, Ms. Wood was an analyst at Cowen & Company from 1992 to 1999. Ms. Wood holds a Bachelor of Arts from Brown University (1987).

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A common stock has been quoted on the NYSE under the symbol "SPR" since November 21, 2006. Prior to that time, there was no public market for our stock. As of February 4, 2015, there were approximately 873 holders of record of class A common stock. However, we believe that many additional holders of our class A common stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names. The closing price on February 4, 2015 was $48.52 per share as reported by the NYSE.
As of February 4, 2015, there was 1 holder of record of class B common stock. Our class B common stock is neither listed nor publicly traded.
The following table sets forth for the indicated periods the high and low closing sales price for our class A common stock on the NYSE.

	2014		2013
Fiscal Quarter	High	Low	High	Low
1st	$35.89	$26.51	$19.00	$15.94
2nd	$34.24	$26.63	$21.93	$18.45
3rd	$39.73	$32.57	$25.99	$21.48
4th	$45.32	$34.84	$34.18	$23.54
Dividend Policy
We did not pay any cash dividends in 2013 or 2014. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.
Securities Authorized for Issuance under Equity Compensation Plans
The following table represents restricted shares outstanding under the Omnibus Incentive Plan as of December 31, 2014.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Restricted Stock Awards
Equity compensation plans approved by security holders(1)(2)	N/A	(3)	$—	7,607,540
Equity compensation plans not approved by security holders(2)	—		$—	—
Total	N/A	(3)	$—	7,607,540
_______________________________________

(1)
Approved by previous security holders in place before our initial public offering. Amendments were approved by shareholders in 2008 and 2011. On April 30, 2014, the Company’s Board of Directors approved an Omnibus Incentive Plan (the “Omnibus Plan”), which replaces the Executive Incentive Plan, Short-Term Incentive Plan, Long-Term Incentive Plan and Director Stock Plan (collectively referred to as “Prior Plans”). The Omnibus Plan was subsequently approved by the Company’s stockholders at the Company’s 2014 annual stockholder’s meeting. No new awards will be granted under the Prior Plans. Outstanding awards under the Prior Plans will continue to be governed by the terms of such plans until exercised, expired, or otherwise terminated or canceled. The adoption of the Omnibus Plan was non-dilutive to the Company's stockholders.

(2)
Our equity compensation plan provides for the issuance of incentive awards to officers, directors, employees and consultants in the form of stock appreciation rights, restricted stock, restricted stock units and deferred stock, in lieu of cash compensation.

(3)	There are 2,281,691 class A shares outstanding under the Omnibus Incentive Plan as of December 31, 2014.
Stock Performance
The following graph shows a comparison from December 31, 2009 through December 31, 2014 of cumulative total return of our class A common stock, Standard & Poor's 500 Stock Index, and the Standard & Poor's 500 Aerospace & Defense Index. Such returns are based on historical results and are not intended to suggest future performance. We have never paid dividends on our class A common stock.

	INDEXED RETURNS Years Ending
Company/Index	Base Period 12/31/09	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Spirit AeroSystems Holdings, Inc.	100	104.78	104.63	85.45	171.60	216.72
S&P 500 Index	100	115.06	117.49	136.30	180.44	205.14
S&P 500 Aerospace & Defense Index	100	115.11	121.19	138.83	215.08	239.67

Item 6.    Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA
The following table sets forth our selected consolidated financial data for each of the periods indicated. Financial data is derived from the audited consolidated financial statements of Spirit Holdings. The audited consolidated financial statements for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 are included in this Annual Report. You should read the information presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our combined and consolidated financial statements and related notes contained elsewhere in the Annual Report.

	Spirit Holdings
	Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(Dollars in millions, except per share data)
Statement of Income Data:
Net revenues	$6,799.2	$5,961.0	$5,397.7	$4,863.8	$4,172.4
Cost of sales(1)	5,711.0	6,059.5	5,245.3	4,312.1	3,607.9
Selling, general and administrative expenses(2)	233.8	200.8	172.2	159.9	156.0
Impact from severe weather event	—	30.3	(146.2)	—	—
Research and development	29.3	34.7	34.1	35.7	51.5
Loss on divestiture of programs(3)	471.1	—	—	—	—
Operating income (loss)	354.0	(364.3)	92.3	356.1	357.0
Interest expense and financing fee amortization	(88.1)	(70.1)	(82.9)	(77.5)	(59.1)
Interest income	0.6	0.3	0.2	0.3	0.3
Other (loss) income, net	(4.1)	3.3	1.8	1.4	(0.4)
Income (loss) before income taxes and equity in net income (loss) of affiliates	262.4	(430.8)	11.4	280.3	297.8
Income tax benefit (provision)	95.9	(191.1)	24.1	(86.9)	(78.2)
Equity in net income (loss) of affiliates	0.5	0.5	(0.7)	(1.0)	(0.7)
Net income (loss)	$358.8	$(621.4)	$34.8	$192.4	$218.9
Net income (loss) per share, basic	$2.55	$(4.40)	$0.24	$1.36	$1.56
Shares used in per share calculation, basic	140.0	141.3	140.7	139.2	137.9
Net income (loss) per share, diluted	$2.53	$(4.40)	$0.24	$1.35	$1.55
Shares used in per share calculation, diluted	141.6	141.3	142.7	142.3	141.0

	Spirit Holdings
	Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011	December 31, 2010
	(Dollars in millions)
Other Financial Data:
Cash flow provided by (used in) operating activities	$361.6	$260.6	$544.4	$(47.3)	$125.1
Cash flow used in investing activities	$(239.6)	$(268.2)	$(248.8)	$(249.2)	$(288.4)
Cash flow (used in) provided by financing activities	$(164.2)	$(13.9)	$(34.6)	$(6.7)	$277.4
Capital expenditures	$(220.2)	$(234.2)	$(236.1)	$(249.7)	$(288.1)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$377.9	$420.7	$440.7	$177.8	$481.6
Accounts receivable, net	$605.6	$550.8	$420.7	$267.2	$200.2
Inventories, net	$1,753.0	$1,842.6	$2,410.8	$2,630.9	$2,507.9
Property, plant & equipment, net	$1,783.6	$1,803.3	$1,698.5	$1,615.7	$1,470.0
Total assets	$5,162.7	$5,107.2	$5,415.3	$5,042.4	$5,102.0
Total debt	$1,153.5	$1,167.3	$1,176.2	$1,200.9	$1,196.8
Long-term debt	$1,144.1	$1,150.5	$1,165.9	$1,152.0	$1,187.3
Total equity	$1,622.0	$1,481.0	$1,996.9	$1,964.7	$1,810.9
_______________________________________

(1)
Included in 2014 costs of sales are favorable changes in estimates totaling $86.5 million. Included in 2013 cost of sales are forward loss charges of $1,133.3 million. Included in 2012 cost of sales are forward loss charges of $644.7 million. Included in 2011 cost of sales are forward loss charges of $132.1 million. Included in 2010 cost of sales are charges of $18.9 million related to the grant of shares to employees represented by the IAM in connection with the ratification of a new ten-year labor contract on June 25, 2010, $6.5 million in early retirement incentives for members represented by the IAM who made elections to retire in 2010, and $3.3 million in grants of shares to employees represented by the UAW in connection with the ratification of a new ten-year labor contract on December 18, 2010. Also included in 2010 cost of sales is a $2.8 million forward loss on the G280 wing program. Includes cumulative catch-up adjustments of $60.4 million, $95.5 million, $14.7 million, $13.8 million, and ($23.2) million for periods prior to the twelve months ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(2)
Includes non-cash stock compensation expenses of $16.4 million, $19.6 million, $15.3 million, $11.1 million and $7.9 million for the respective periods starting with the twelve months ended December 31, 2014.

(3)
On December 8, 2014, Spirit entered into an Asset Purchase Agreement with Triumph Aerostructures - Tulsa, LLC, a wholly-owned subsidiary of Triumph Group Inc. ("Triumph"), to sell Spirit’s G280 and G650 programs, consisting of the design, manufacture and support of structural components for the Gulfstream G280 and G650 aircraft in Spirit’s facilities in Tulsa, Oklahoma to Triumph. The transaction closed on December 30, 2014.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion of our financial condition and results of operations in conjunction with the audited consolidated financial statements, the notes to the audited consolidated financial statements and the "Selected Consolidated Financial Information and Other Data" appearing elsewhere in this Annual Report. This section includes "forward-looking statements." Forward-looking statements generally can be identified by the use of forward-looking terminology such as "anticipate," "believe," "continue," "estimate," "expect," "forecast," "intend," "may," "plan," "project," "should," "will," and other similar words or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management's current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the "Risk Factors" section of this Annual Report. See also "Cautionary Statement Regarding Forward-Looking Statements." Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.
Recent Events
On January 27, 2015 and January 29, 2015, respectively, Tawfiq Popatia and Ivor Evans, directors of the Company, informed the Company that they have decided not to run for re-election to the board of directors at the Company’s 2015 annual meeting of shareholders. Messrs. Popatia and Evans will serve out the remainder of their current term.
On December 22, 2014 Airbus marked a significant industry milestone with delivery of the first A350 XWB jetliner to Qatar Airways.
On December 10, 2014 Moody's Investors Service placed the ratings of Spirit AeroSystems, Inc., including its Ba2 corporate family rating, Ba1 senior secured and Ba3 senior unsecured debt ratings, under review for upgrade.
On December 8, 2014 the Company entered into an agreement to transfer the Gulfstream wing work packages at Spirit's facility in Tulsa, Oklahoma, to Triumph Aerostructures-Tulsa, LLC, a subsidiary of Triumph Group, Inc. ("Triumph"). The transfer included both the G650 and G280 wing programs consisting of the design, manufacture and support of structural components for the Gulfstream G280 and G650 aircraft in Spirit's facilities in Tulsa, Oklahoma. Pursuant to the agreement, Spirit paid Triumph $160.0 million in cash at closing. The transaction closed on December 30, 2014.
On November 12, 2014 the A350-900 XWB received Type Certification from the United States Federal Aviation Administration (FAA).
Overview
We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the twelve months ended December 31, 2014, we generated net revenues of $6,799.2 million and net income of $358.8 million.
We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program. The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas. The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 26%, 25% and less than 1%, respectively, of our net revenues for the twelve months ended December 31, 2014.
Market Trends
The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. The global industry's overall net profit is believed to have risen more than 85% year-over-year in 2014. This marks the fifth straight year of overall airline profit. 2015 is expected to continue the pattern of profitability, with overall profit forecasted to improve more than 25% over 2014. Key drivers of airline profitability, and consequently, demand for commercial aircraft include airline passenger and cargo traffic trends. Principal factors influencing traffic levels are economic growth and political stability. Any significant downturn in global or regional economic stability, or exogenous shocks such as warfare, terrorism or a pandemic, could suppress traffic and negatively affect demand for our key customers' products.
Demand for commercial aerostructures is driven by demand for new aircraft. The combined Boeing and Airbus backlogs have increased more than 75% since December 2009. The year-end 2014 combined backlog was 12,175 aircraft. High backlog levels are expected to continue to drive increasing production forecasts in the near to mid-term from both Boeing and Airbus.
Management’s Focus
The Company’s focus is on ensuring that our quality and operational and cost performance are world class. 2014 was a pivotal year for Spirit as we completed several key initiatives as part of our focus to achieve world class quality and performance. We have undertaken specific actions that highlight our commitment to define our core business and improve our operational performance results. In 2014, we completed the transfer of G280 and G650 wing work packages at Spirit's facility in Tulsa, Oklahoma to Triumph Group, Inc. This decision allows the Company to intensify its focus on the performance in its core markets of commercial aerospace and defense. We are also committed to reducing internal cost through cost saving initiatives and improving operational efficiency through centralization of functions. Additionally, we added new executive talent and reassigned existing executive talent in an effort to strengthen performance in certain areas of our business.
We anticipate taking additional actions in the near-term as we continue to position the Company for future success by focusing on productivity and preparation for sustained growth. Our key objectives for 2015 include continued focus on improved performance, increased productivity, reduced cost and alignment of our business to what we do best; leveraging of our investments in support of aircraft rate increases ahead; continuation of our progress on A350; greater emphasis on long term growth; and implementation of a capital deployment strategy.
New and Maturing Programs
We are currently performing work on several new and maturing programs, which are in various stages of development. These programs carry risks associated with design responsibility, development of production tooling, production inefficiencies during the initial phases of production, hiring and training of qualified personnel, increased capital and funding commitments, supplier performance, delivery schedules and unique contractual requirements. Our success depends on our ability to achieve performance obligations on new and maturing programs to our customers' satisfaction and manufacture products at our estimated cost.
In order to continue to reduce risk on our new and maturing programs, it will be critical that we successfully perform under revised design and manufacturing plans, achieve planned cost reductions as we enter increasing levels of production, meet customer delivery schedules, successfully resolve claims and assertions, and negotiate pricing with our customers and suppliers.
A350 XWB
We continue to support the development of the A350 XWB program through two contracts we have with Airbus, a fuselage contract and a wing contract, both of which are segmented into a non-recurring design engineering phase and a recurring production phase. We continue to record sales at zero margins to reflect the identified risk profile on these programs.
We also continue to support the development of the work scope for the design and tooling related to the -1000 derivative of the A350 XWB fuselage and wing contracts. Estimates for the non-recurring design engineering phase of the -1000 fuselage derivative have resulted in previously recorded forward losses on this program. There is a risk of additional forward loss if we do not successfully execute the design and engineering change process as projected.
Our A350 XWB fuselage recurring program has experienced various production inefficiencies which resulted in previously recorded forward losses, mostly driven by early development discovery and engineering change to the aircraft design, as well as higher test and transportation costs.
Estimated revenue for this program includes estimates of probable recoveries asserted against our customer for changes in specifications. Although we continue to project margins on the A350 XWB fuselage and wing contracts to be near or at break-even, there is still a substantial amount of risk similar to what we have experienced on other development programs. Specifically, our ability to successfully negotiate favorable pricing and other terms with Airbus and our suppliers, to manage supplier performance, execute cost reduction strategies, hire and retain skilled production and management personnel, execute quality and manufacturing processes, manage program schedule delays and adjust to higher rate schedules, among other risks, will determine the ultimate performance of this program and these contracts. There continues to be risk of additional forward loss associated with the fuselage recurring contract as we work through production, supply chain and customer issues.
B787 Program
As we move into a higher production rate on this program, our performance at the current contracted price depends on our continued ability to achieve cost reductions in manufacturing and support labor as well as supply chain. Improvement efforts to reduce our cost structure have been ongoing since the beginning of the program and continued as design engineering for the B787-8, B787-9 and B787-10 derivatives were finalized and manufacturing plans were solidified. Near-term cost improvement efforts will focus on efficiency gains within our manufacturing process and execution of sourcing strategies.
Our supply agreement for the B787 program (the "B787 Supply Agreement") provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties. In November 2014, Spirit and Boeing entered into the November 2014 MOA, which includes an agreement to increase production rates to 12 aircraft per month on the B787 program. As part of the November 2014 MOA, the companies have also established near term interim prices for certain B787 shipsets, subject to resolution of recurring prices, future rate increases and other issues across multiple programs in 2015. During this period, while negotiations on these issues are ongoing, Spirit will record appropriate portions of the interim prices on certain 787-8 and 787-9 shipsets as deferred revenue, which will be recognized as revenue only if and when the parties reach resolution on the various issues. We are engaged in discussions with Boeing concerning how to determine the subsequent B787-9 and initial B787-10 prices, and have not yet reached agreement. Our ability to successfully negotiate fair and equitable prices for these models as well as overall B787 delivery volumes and our ability to achieve forecasted cost improvements on all B787 models are key factors in achieving the projected financial performance for this program.
For B787-9 deliveries in our first B787 contract block, we have applied the appropriate accounting guidance for unpriced change orders in estimating revenues which will be updated in the quarter in which final pricing is negotiated. Pending final price negotiations, we have estimated revenue for B787-9 deliveries to include assumptions around design changes from the contract configuration baseline for each B787 model.
Boeing Legacy Programs
On April 8, 2014, we entered into a Memorandum of Agreement (the "April 2014 MOA") with Boeing that established pricing terms for the B737, B747, B767 and B777 programs for the period commencing on April 1, 2014 and ending on December 31, 2015, under the Company's long-term supply contract with Boeing covering products for such programs. Prices will continue to be adjusted each year based on a quantity-based price adjustment formula described in the supply agreement, as amended by the April 2014 MOA, whereby average per-unit prices are higher at lower volumes. Prices continue to be subject to other adjustments provided for under the supply agreement. The new pricing terms were not applied to the period prior to April 1, 2014. The new prices do not apply to the 737 MAX, for which recurring pricing has not yet been agreed.
Transfer of G280 and G650 Gulfstream Work Packages
As previously announced on December 8, 2014, we entered into an agreement to transfer the Gulfstream G280 and G650 wing work packages at our Oklahoma facilities to Triumph. Spirit paid Triumph $160.0 million in cash at closing of the transaction, which occurred on December 30, 2014. The pre-tax loss from the divestiture totaled $471.1 million, resulting in a tax benefit of $273.9 million. We continue to supply certain parts and services to Triumph under a supply agreement entered into in connection with the transaction.
Program Inventory
Program inventory as a percentage of total assets was 34%, 36% and 45% at December 31, 2014, 2013 and 2012, respectively. The overall trend in inventory for 2014 reflected the transfer of the Gulfstream work packages to Triumph. In addition, inventory for the Boeing B787 and Rolls-Royce BR725 programs continued to decline in 2014 partially offset by an increase in inventory for the A350XWB program. The A350 XWB program is in its final stages as a development program and the increases in inventory for this program in the last few years were the result of the application of the percentage-of-completion method of contract accounting with regard to inventory and revenue recognition. Under this method, investments in new and maturing contracts, including contractual pre-production costs and recurring production costs in excess of the projected average cost to manufacture all units in the contract block, initially accumulate in inventory for the related contract. Once production has reached a point where the cost to produce a shipset falls below such projected average cost, the inventory balance for such program begins to decrease. Deferred inventory costs are evaluated for recoverability through their inclusion in the total costs used in the calculation of each contract block's estimated profit margin. When the estimated total contract block costs exceed total estimated contract block revenues, a forward loss is recorded and an inventory reserve is established.
Basis of Presentation
The financial statements include Spirit's financial statements and the financial statements of its majority-owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America. Investments in business entities in which we do not have control, but have the ability to exercise influence over operating and financial policies, are accounted for by the equity method. Our joint venture, Taikoo Spirit AeroSystems Composite Co. Ltd. ("TSACCL") is accounted for by this method. Kansas Industrial Energy Supply Company ("KIESC"), a tenancy-in-common with other Wichita companies established to purchase natural gas, is fully consolidated as Spirit owns 77.8% of the entity's equity. All intercompany balances and transactions have been eliminated in consolidation. The Company's U.K. subsidiary uses local currency, the British pound, as its functional currency; the Malaysian subsidiary uses the British pound and our Singapore subsidiary uses the Singapore dollar. All other foreign subsidiaries and branches use the U.S. dollar as their functional currency.
As part of the monthly consolidation process, the functional currency is translated to U.S. dollars using the end-of-month currency translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts as defined by FASB authoritative guidance on foreign currency translation.
Critical Accounting Policies
The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to inventory, income taxes, financing obligations, warranties, pensions and other post-retirement benefits and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes that the quality and reasonableness of our most critical policies enable the fair presentation of our financial position and results of operations. However, the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.
The following are our most critical accounting policies, which are those that require management's most subjective and complex judgments, requiring the use of estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
Use of Estimates
The preparation of the Company's financial statements in conformity with GAAP requires management to use estimates and assumptions that affect the reported amounts of assets and liabilities including the impacts of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.
Revenues and Profit Recognition
A significant portion of the Company's revenues are recognized under long-term, volume-based pricing contracts, requiring delivery of products over several years. The Company recognizes revenue under the contract method of accounting and records sales and profits on each contract in accordance with the percentage-of-completion method of accounting, primarily using the units-of-delivery method. The units-of-delivery method recognizes revenue based upon the number of units delivered during a period based upon contract price as under this method expenditures are recognized as the cost allocable to the delivered units. Costs allocable to undelivered units are reported in the balance sheet as inventory. The method is used in circumstances in which an entity produces units of a basic product under production-type contracts in a continuous or sequential production process to buyers' specifications. Recurring long-term production contracts are usually divided into contract blocks for this purpose, with each block treated as a separate contract for "units-of-delivery" production-type contract accounting purposes.
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

Revenues from non-recurring design work are recognized based on substantive milestones or use of the cost-to-cost method, that are indicative of our progress toward completion depending on facts and circumstances. We follow the requirements of Financial Accounting Standards Board ("FASB") authoritative guidance on accounting for the performance of construction-type and certain production-type contracts (the contract method of accounting), and use the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impacts of revisions in estimates are recognized immediately when changes in estimated contract profitability become known.
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
Estimates of revenues and costs for our contract blocks span a period of multiple years and are based on a substantial number of underlying assumptions. We believe that the underlying assumptions are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the revenue and cost streams can be significant if the assumptions change. Estimates of profit margins for contract accounting blocks are typically reviewed on a quarterly basis. Assuming the initial estimates of sales and costs under the contract block are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract block. Changes in these underlying estimates due to revisions in sales and cost estimates may result in profit margins being recognized unevenly over a contract block as such changes are accounted for on a cumulative basis in the period estimates are revised, which we refer to as cumulative catch-up adjustments. The Company's estimate at completion estimating process is not solely an accounting process, but is instead an integrated part of the management of our business, involving numerous personnel in our planning, production control, contracts, cost management, supply chain and program and business management functions.
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
A significant portion of the Company's future revenues is expected to be derived from new or maturing programs. There are several risks inherent to such programs. In the design and engineering phase, we may incur costs in excess of our forecasts due to several factors, including cost overruns, customer directed change orders and delays in the overall program. We may also incur higher than expected recurring production costs, which may be caused by a variety of factors, including the future impact of engineering changes (or other change orders) or our inability to secure contracts with our suppliers at projected cost levels. Our ability to recover these excess costs from the customer will depend on several factors, including our rights under our contracts for such programs. In determining our profits and losses in accordance with the percentage-of-completion method of contract accounting, we are required to make significant assumptions regarding our future costs and revenues, as well as the estimated number of units to be manufactured under the contract and other variables. We continually review and update our assumptions based on market trends and our most recent experience. If we make material changes to our assumptions, such as a reduction in the estimated number of units to be produced under the contract (which could be caused by emerging market trends or other factors), an increase in future production costs or a change in the recoverability of increased design or production costs, we may experience negative cumulative catch-up adjustments related to revenues previously recognized. In some cases, we may recognize forward loss amounts. For a broader description of the various types of risks we face related to new and maturing programs, see "Risk Factors - Risk Factors Related to Our Business and Industry."
Inventory
Raw materials are stated at lower of cost (principally on an actual or average cost basis) or market. Inventoried costs attributed to units delivered under long-term contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept which anticipates a predictable decrease in unit costs. Lower unit cost are achieved as tasks and production techniques become more efficient through repetition, supply chain costs are reduced as contracts are negotiated and design changes result in lower cost. This cost averaging usually results in an increase in inventory (referred to as "excess-over-average" or "deferred production costs") during the early years of a contract. These costs are deferred only to the extent the amount of actual or expected excess-over-average is reasonably expected to be fully offset by lower-than-average costs in future periods of a contract. If in-process inventory plus estimated costs to complete a specific contract exceed the actual plus anticipated remaining sales value of such contract, such excess is charged to cost of sales in the period the loss becomes known, thus reducing inventory to estimated realizable value. Costs in inventory include amounts relating to contracts with long production cycles, some of which are not expected to be realized within one year.
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
Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant statement of work changes considered not reimbursable by the customer can also cause pre-production costs to be incurred. These costs are typically recovered over a certain number of shipset deliveries.
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
At December 31, 2014 the valuation allowance for our U.S. entities’ net deferred tax asset was $256.8 million. All available evidence, both positive and negative, has been considered to determine whether, based on the weight of that evidence, a valuation allowance for those net assets is needed.
 The primary sources of negative evidence we considered were: 1) cumulative U.S. pre-tax losses during the last three years; 2) a history of recording material forward loss charges in the U.S. on our new and maturing programs within the same period; and 3) the ongoing operational and financial risks posed by certain of our newer to maturing programs.
The primary sources of positive evidence we considered were: 1) significant order backlog ($46.6 billion at December 31, 2014); 2) transfer of the Gulfstream loss programs to a third party at December 30, 2014; and 3) forecasts of future taxable income (exclusive of reversals of temporary differences and carryforwards).
The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, the Company assigned the lowest weighting to the positive evidence regarding future taxable income (exclusive of reversing taxable temporary differences), increased weighting to the Gulfstream transfer, and significant order backlog and the highest weighting to the negative evidence of cumulative recent pre-tax losses and forward loss charges, combined with the risks inherent in certain new and maturing programs mentioned above.
Continued profitable operations are required before we would change our judgment regarding the need for a full valuation allowance against our net deferred tax assets.  Accordingly, although we were profitable in 2014, inclusive of the impact of the loss on divestiture related to the Gulfstream G280 and Gulfstream G650 programs, we continue to record a full valuation allowance against the net deferred tax assets in the U.S.
We will continue to evaluate all available positive and negative evidence for all future reporting periods and continued improvement in our operating results could lead to reversal of nearly all remaining valuation allowance. In the quarter in which the valuation allowance is released, we would record an abnormally large tax benefit reflecting the release, which would result in higher earnings per share from net income attributable to the Company.
During 2014, we released $167.2 million of deferred tax valuation allowance into earnings. This release consists of two primary components: net utilization of underlying deferred tax assets consumed within the normal operations of the company ($49.1 million), and the realization of remaining deferred tax assets related to the Gulfstream G650 and G280 programs ($118.1 million). The utilization of these underlying deferred tax assets represent reductions to our 2014 taxable income and will offset current taxes and will be carried back to prior years to offset taxable income in the available carry back period.
Additionally, we maintain a $16.2 million valuation allowance against separate company state income tax credits and other U.S. issues and $0.6 million for other foreign issues which is an increase of $1.3 million from the prior year.
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
Pensions and Other Post-Retirement Benefits
We account for pensions and other post-retirement benefits in accordance with FASB authoritative guidance on employers' accounting for pensions, post-retirement benefits other than pensions, defined benefit pension and other post-retirement plans (See Note 15, "Pension and Other Post-Retirement Benefits," for additional detail on these plans).
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
Stock-Based Compensation and Other Share-Based Payments
Many of the Company's employees are participants in various stock compensation plans. The Company accounts for stock option plans, restricted share plans and other stock-based payments in accordance with FASB authoritative guidance pertaining to share-based payment. The expense attributable to the Company's employees is recognized over the period the amounts are earned and vested, as described in Note 17 "Stock Compensation."
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

New Accounting Standards
For a listing of new accounting standards see Note 2, "Summary of Significant Accounting Policies - New Accounting Standards."
Results of Operations
The following table sets forth, for the periods indicated, certain of our operating data:

	Twelve Months Ended
	December 31, 2014(1)	December 31, 2013(1)(2)	December 31, 2012(2)
	($ in millions)
Net revenues	$6,799.2	$5,961.0	$5,397.7
Cost of sales	5,711.0	6,059.5	5,245.3
Selling, general and administrative expenses	233.8	200.8	172.2
Impact from severe weather event	—	30.3	(146.2)
Research and development	29.3	34.7	34.1
Loss on divestiture of programs (see Note 28)	471.1	—	—
Operating income (loss)	354.0	(364.3)	92.3
Interest expense and financing fee amortization	(88.1)	(70.1)	(82.9)
Interest income	0.6	0.3	0.2
Other (expense) income, net	(4.1)	3.3	1.8
Income (loss) before income taxes and equity in net income (loss) of affiliate	262.4	(430.8)	11.4
Income tax benefit (provision)	95.9	(191.1)	24.1
Income (loss) before equity in net income (loss) of affiliate	358.3	(621.9)	35.5
Equity in net income (loss) of affiliate	0.5	0.5	(0.7)
Net income (loss)	$358.8	$(621.4)	$34.8
_______________________________________

(1)	See "Twelve Months Ended December 31, 2014 as Compared to Twelve Months Ended December 31, 2013" for detailed discussion of operating data.

(2)	See "Twelve Months Ended December 31, 2013 as Compared to Twelve Months Ended December 31, 2012" for detailed discussion of operating data.

Comparative shipset deliveries by model are as follows:

	Twelve Months Ended
Model	December 31, 2014	December 31, 2013	December 31, 2012
B737	493	442	417
B747	18	19	24
B767	14	15	25
B777	99	99	86
B787	118	65	43
Total Boeing	742	640	595
A320 Family(1)	505	506	468
A330/340	113	113	97
A350	16	8	3
A380	29	34	24
Total Airbus	663	661	592
Business/Regional Jets	140	97	84
Total	1,545	1,398	1,271
_______________________________________

(1)	2013 and 2012 A320 deliveries have been updated for the purpose of measuring wing shipset deliveries, from weighted average to total shipset.
For purposes of measuring production or shipset deliveries for Boeing aircraft in a given period, the term "shipset" refers to sets of structural fuselage components produced or delivered for one aircraft in such period. For purposes of measuring production or shipset deliveries for Airbus and Business/Regional Jet aircraft in a given period, the term "shipset" refers to all structural aircraft components produced or delivered for one aircraft in such period. For the purposes of measuring wing shipset deliveries, the term "shipset" refers to all wing components produced or delivered for one aircraft in such period. Other components which are part of the same aircraft shipsets could be produced or shipped in earlier or later accounting periods than the components used to measure production or shipset deliveries, which may result in slight variations in production or delivery quantities of the various shipset components in any given period.
Net revenues by prime customer are as follows:

	Twelve Months Ended
Prime Customer	December 31, 2014	December 31, 2013	December 31, 2012
Boeing	$5,619.9	$5,022.6	$4,533.2
Airbus	710.4	595.1	466.1
Gulfstream	228.7	138.6	165.1
Sikorsky	29.0	14.7	26.2
Other(1)	211.2	190.0	207.1
Total net revenues	$6,799.2	$5,961.0	$5,397.7
_______________________________________

(1)	Includes aftermarket sales

Forward Loss Charges
During the twelve months ended December 31, 2014, we recognized a net forward loss reversal of $26.1 million which includes forward loss reversals of $15.4 million on the Rolls-Royce BR725, $6.7 million on the B747 fuselage program and $5.2 million on the B767 program, partially offset by forward loss charges of $0.9 million on the Bell V280 helicopter and $0.3 million on the G280 wing programs (collectively referred to as the "2014 Forward Loss Reversals").

During the twelve months ended December 31, 2013, we recorded forward loss charges of $1,133.3 million, which included $422.0 million on the B787 program, $288.3 million on the G650 wing program, $240.9 million on the G280 wing program, $78.6 million on the A350 XWB fuselage recurring program, $32.7 million on the A350 XWB fuselage non-recurring program, $41.1 million on the B747 fuselage program, $16.4 million on the B767 program and $13.3 million on the Rolls-Royce BR725 (collectively referred to as the "2013 Forward Loss Charges").
During the twelve months ended December 31, 2012, we recorded forward loss charges of $644.7 million, which included $184.0 million on the B787, $162.5 million on the G650, $151.0 million on the Rolls-Royce BR725, $118.8 million on the G280, $8.9 million on the A350 XWB non-recurring wing, $11.5 million on the B747-8 and $8.0 million on the B767 program (collectively referred to as the "2012 Forward Loss Charges").

The Company is currently working on several new and maturing programs which are in various stages of development, including the B787, A350 XWB and BR725 programs. These programs carry risks associated with design responsibility, development of production tooling, production inefficiencies during the initial phases of production, hiring and training of qualified personnel, increased capital and funding commitments, supplier performance, delivery schedules and unique customer requirements.  The Company has previously recorded forward loss charges on these programs. If the risks related to these programs are not mitigated, then the Company could record additional forward loss charges.

2014 Changes in Estimates

Favorable cumulative catch-up adjustments for the periods prior to 2014 and reversals of forward loss were primarily driven by productivity and efficiency improvements, favorable cost performance, mitigation of risk, benefits from increased production rates related to the absorption of fixed costs, increased statement of work on mature programs and favorable pricing negotiations on a maturing program.

2013 Changes in Estimates

The $422.0 million forward loss recorded on the B787 program was primarily due to revised cost estimates to reflect the Company's evaluation of near-term achievable cost reductions and continued deterioration in labor performance at the Tulsa facility related to the transition to the B787-9 derivative. The $240.9 million forward loss recorded on the G280 wing program was primarily due to continued deterioration in labor performance at the Tulsa facility and underperformance with respect to supply chain cost reduction. The $288.3 million forward loss recorded on the G650 program was primarily due to continued deterioration in labor performance at the Tulsa facility, underperformance with respect to supply chain cost reduction, and settlement of contractual items.  The $78.6 million forward loss recorded on the A350 XWB fuselage recurring program was due to production inefficiencies mostly driven by early development discovery and engineering change to the aircraft design, as well as higher than expected test and transportation costs. The $32.7 million forward loss recorded on the A350 XWB nonrecurring contract was due to the execution of an agreement with Airbus in 2013 regarding the work scope for the design and tooling related to the -1000 derivative.  The Company recorded $95.5 million of favorable cumulative catch-up adjustments related to periods prior to 2013 primarily driven by productivity and efficiency improvements and favorable cost performance on mature programs.

2012 Changes in Estimates

The $184.0 million forward loss recorded on the B787 wing program was primarily due to the estimated impact of a customer-mandated recovery plan, including the cost of hiring added workforce, additional costs related to activities to improve quality measures and the delay of the ramp up to full rate production of the fixed leading edge, as well as higher material costs. The $118.8 million forward loss recorded on the G280 wing program was primarily due to deterioration in labor performance related to the ramp up in production, reduction in opportunity to redesign for cost, underperformance with respect to supply chain cost reduction, and settlement of contractual items.  The $162.5 million forward loss recorded on the G650 wing program was primarily due to deterioration in labor performance related to the ramp up in production, reduction in opportunity to redesign for cost and underperformance with respect to supply chain cost reduction and changes in estimates related to abandonment of a plan to move production to a lower cost jurisdiction outside the United States. The $151.0 million forward loss recorded on the BR725 engine nacelle program was primarily due to deterioration in labor performance related to the ramp up in production, reduction in opportunity to redesign for cost and delay in work location transfers.  In addition, the Company recorded forward losses of $8.9 million on the Airbus A350 XWB non-recurring wing, $11.5 million on the Boeing 747-8 program and $8.0 million on the B767 program.  The Company recorded $14.7 million of favorable cumulative catch-up adjustments related to periods prior to 2012 primarily driven by productivity and efficiency improvements and favorable cost performance on mature programs.

Twelve Months Ended December 31, 2014 as Compared to Twelve Months Ended December 31, 2013
Net Revenues.    Net revenues for the twelve months ended December 31, 2014 were $6,799.2 million, an increase of $838.2 million, or 14%, compared with net revenues of $5,961.0 million for the prior year. The increase in net revenues in 2014 was primarily due to $764.7 million of higher production volume driven by customer delivery schedules, partially offset by lower deliveries on the B747 and B767 programs. Non-recurring revenue was higher by $49.9 million primarily due to increased design and development activities on the B737 MAX, A350 XWB and Sikorsky CH-53K programs, partially offset by a decrease in design and development activities on Boeing twin aisle and C-Series programs. Net revenues from aftermarket were also higher by $28.6 million primarily driven by increased spares orders. Approximately 93% of Spirit's net revenues for 2014 came from our two largest customers, Boeing and Airbus.
Deliveries to Boeing increased by 16% to 742 shipsets during 2014 primarily driven by higher production rates on certain Boeing models, as compared to 640 shipsets delivered in the prior year. Deliveries to Airbus slightly increased to 663 shipsets during 2014 as compared to 661 shipsets delivered in the prior year, primarily driven by customer delivery schedules. In total, shipset deliveries increased 11% to 1,545 shipsets in 2014 compared to 1,398 shipsets in 2013.
Cost of Sales.    Cost of sales as a percentage of net revenues was 84% for the twelve months ended December 31, 2014, as compared to 102% in the prior year. In 2014 we recorded a $60.4 million favorable cumulative catch-up adjustment related to periods prior to 2014, primarily driven by productivity and efficiency improvements on mature programs. Cost of sales for the twelve months ended December 31, 2014 also takes into account the 2014 Forward Loss Reversals (as described above under "Forward Loss Charges") partially offset by a $6.0 million charge related to reduction in workforce activities. In comparison, for the twelve months ended December 31, 2013 we recorded the 2013 Forward Loss Charges of $1,133.3 million and a $17.8 million charge related to reduction in workforce activities. These charges were partially offset by a favorable $95.5 million cumulative catch-up adjustment related to periods prior to 2013 driven by productivity and efficiency improvements on mature programs as well as a pension related gain of $17.2 million due to gains on curtailment and special termination benefits.
SG&A and Research and Development.    SG&A expense was $33.0 million higher for the twelve months ended December 31, 2014, compared to the same period in the prior year. The increase was primarily due to write-off of uncollectible accounts receivable and increases in incentive plan accruals and consulting costs. Research and development expense for the twelve months ended December 31, 2014 was $5.4 million lower for 2014, compared to 2013 primarily due to fewer internal projects underway.
Impact from Severe Weather Event. Expenditures associated with Impact from Severe Weather Event concluded in 2013, therefore we recorded zero costs related to the April 14, 2012 severe weather event during 2014. During the twelve months ended December 31, 2013, we recorded $30.3 million of incremental costs associated with property repairs, clean up and recovery costs related to the April 14, 2012 severe weather event.
Operating Income (Loss).    Operating income for the twelve months ended December 31, 2014 was $354.0 million, which was $718.3 million higher than operating loss of $364.3 million for the prior year. The increase in operating income was primarily driven by the absence of charges similar in nature to those recorded in 2013, which are discussed above, in addition to productivity and efficiency improvements, favorable cost performance, mitigation of risk, benefits from increased production rates related to the absorption of fixed costs, increased statement of work on mature programs and favorable pricing negotiations on a maturing program. Operating income in 2014 was favorably impacted by the 2014 Forward Loss Reversals and a $60.4 million favorable cumulative catch-up adjustment related to periods prior to 2014. These favorable items were offset by a $471.1 million loss on divestiture of programs.
Interest Expense and Financing Fee Amortization.    Interest expense and financing fee amortization for the twelve months ended December 31, 2014 includes $64.8 million of interest and fees paid or accrued in connection with long-term debt and $23.3 million in amortization of deferred financing costs, as compared to $63.4 million of interest and fees paid or accrued in connection with long-term debt and $6.7 million in amortization of deferred financing costs in the prior year. During the twelve months ended December 31, 2014, we recognized a charge of $19.6 million for write-down of deferred financing costs, original issue discount, and third party fees resulting from the financing activity announced during the first quarter of 2014 which included Amendment No. 3 to our senior secured credit facility and redemption of our 2017 Notes using proceeds from the issuance of our 2022 Notes. Additionally, we incurred a charge of $2.7 million for the call premium resulting from the May 1, 2014 call for redemption of the remaining 2017 Notes outstanding. Amortization of deferred financing costs also increased due to amortization of the costs associated with Amendment No. 3 and Amendment No. 4 to our senior secured Credit Agreement entered into on March 18, 2014 and June 3, 2014, respectively.
Interest Income.    Interest income for the twelve months ended December 31, 2014 was $0.6 million compared to $0.3 million for the same period in the prior year.
Other (Expense) Income, net.    Other (expense) income, net for the twelve months ended December 31, 2014 was net expense of $4.1 million, compared to income of $3.3 million for the same period in the prior year. Other expense was primarily driven by foreign exchange rate fluctuations as the British Pound weakened against the U.S. Dollar. We recognized foreign currency losses on an intercompany revolver and long-term contractual rights and obligations, as well as trade and intercompany receivables and payables which are denominated in a currency other than the entity's functional currency, offset by $3.3 million of income from our Kansas Development Finance Authority ("KDFA") bonds during the twelve months ended December 31, 2014.
Provision for Income Taxes.  The income tax provision for the twelve months ended December 31, 2014, was ($95.9) million compared to $191.1 million for the prior year. The 2014 effective tax rate was (36.5)% as compared to (44.4)% for 2013. The difference in the effective tax rate recorded for 2014 as compared to 2013 is primarily related to release of a substantial amount of deferred tax valuation allowance for the underlying deferred tax assets for the respective Gulfstream programs which were utilized once the transaction was closed, decreased losses in the U.S., the Malaysia tax reserve release, and the extension of the U.S. Research Tax Credit on December 19, 2014. The decrease from the U.S. statutory tax rate is primarily attributable to the same factors.
Segments.    The following table shows segment revenues and operating income for the twelve months ended December 31, 2014, 2013 and 2012:

	Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	($ in millions)
Segment Revenues
Fuselage Systems	$3,354.9	$2,861.1	$2,590.6
Propulsion Systems	1,737.2	1,581.3	1,420.9
Wing Systems	1,695.9	1,502.5	1,375.1
All Other	11.2	16.1	11.1
	$6,799.2	$5,961.0	$5,397.7
Segment Operating Income (Loss)(1)
Fuselage Systems	$557.3	$89.6	$412.3
Propulsion Systems	354.9	249.5	79.7
Wing Systems	244.6	(402.1)	(321.6)
All Other	3.4	4.4	1.0
	1,160.2	(58.6)	171.4
Unallocated corporate SG&A(2)	(233.8)	(200.8)	(172.2)
Unallocated impact from severe weather event(3)	—	(30.3)	146.2
Unallocated research and development(4)	(29.3)	(34.7)	(34.1)
Unallocated cost of sales(5)	(72.0)	(39.9)	(19.0)
Loss on divestiture of programs (see Note 28)	(471.1)	—	—
Total operating income (loss)	$354.0	$(364.3)	$92.3
_______________________________________

(1)	Inclusive of forward losses and cumulative catch-up adjustments. These changes in estimate for the periods ended December 31, 2014, 2013 and 2012 are further detailed in the segment discussions below.

(2)
For 2013, corporate SG&A of $6.8 million, $5.6 million and $6.9 million was reclassified from segment operating income for Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation. For 2012, corporate SG&A of $7.1 million, $2.7 million and $7.1 million was reclassified from segment operating income for the Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

(3)
For 2012, gain includes a $234.9 million insurance settlement amount, offset by $88.7 million of costs incurred related to the April 14, 2012 severe weather event. Costs include assets impaired by the storm, clean-up costs, repair costs and incremental labor, freight and warehousing costs associated with the impacts of the storm.

(4)
For 2013, research and development of $12.7 million, $8.1 million and $5.0 million was reclassified from segment operating income for Fuselage, Propulsion and Wing Systems, respectively, to conform to current year presentation. For 2012, research and development of $13.3 million, $9.5 million and $6.9 million was reclassified from segment operating income for Fuselage, Propulsion and Wing Systems, respectively, to conform to current year presentation.

(5)
Includes charges of $52.7 million, $6.0 million and $10.3 million related to warranty reserve, reduction in workforce and unallocated inventory write-offs in 2014. Inclusive of charges of $38.1 million, $17.8 million and $1.6 million related to warranty reserve adjustments, reduction in workforce and early retirement incentives in 2013. Also, includes gains related to pension activity of $15.4 million in 2013. Includes charges in 2012 of $3.6 million related to asset impairments, $2.2 million related to stock incentives for certain UAW-represented employees and $2.1 million in early retirement incentives to eligible employees.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 49%, 26%, 25% and less than 1%, respectively, of our net revenues for the twelve months ended December 31, 2014.
Fuselage Systems.    Fuselage Systems segment net revenues for the twelve months ended December 31, 2014 were $3,354.9 million, an increase of $493.8 million, or 17%, compared to the same period in the prior year. The increase in net revenues was primarily due to increased production rates on several Boeing models including the B737 and B787, and the A350 XWB program as well as higher net revenues for non-recurring design and development activities on the A350 XWB, Sikorsky CH-53K and Bell V280 programs. These increases were partially offset by fewer deliveries of the B747 and B767 models and lower net revenues for non-recurring design and development activities on the B787 and B767 non-recurring programs. Fuselage Systems posted segment operating margins of 17% for the twelve months ended December 31, 2014 compared to 3% for the same period in the prior year. During 2014, the segment recorded favorable cumulative catch-up adjustments of $14.8 million driven by productivity and efficiency improvements on mature programs and forward loss reversals of $6.7 million on the B747 and $4.1 million on the B767, partially offset by a forward loss charge of $0.9 million on the Bell V280 helicopter. In comparison, during 2013, the segment recognized forward loss charges of $333.1 million on the B787 program, $111.3 million on the A350 XWB program, $41.1 million on the B747-8 program and $4.1 million on the B767 program. This was partially offset by favorable cumulative catch-up adjustments of $60.1 million related to periods prior to 2013 driven by productivity and efficiency improvements on mature programs.
Propulsion Systems.    Propulsion Systems segment net revenues for the twelve months ended December 31, 2014 were $1,737.2 million, an increase of $155.9 million, or 10%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production rates on several Boeing models, including the B737 and B787, partially offset by fewer deliveries of the B747 and B767 models. In addition, the Propulsion Systems segment posted higher non-recurring net revenues for the B737 MAX and B787 non-recurring programs and higher aftermarket sales. Propulsion Systems posted segment operating margins of 20% for the twelve months ended December 31, 2014, up from 16% segment operating margins for the same period in the prior year. In 2014, the segment recorded favorable cumulative catch-up adjustments of $18.8 million driven by productivity and efficiency improvements on mature programs and forward loss reversals of $15.4 million on the Rolls-Royce BR725 and $1.1 million on the B767 program. In comparison, during 2013, the segment recorded forward loss charges of $13.3 million on the Rolls-Royce BR725 program, $12.3 million on the B767 program and $30.6 million on the B787 program. These charges were partially offset by favorable cumulative catch-up adjustments related to periods prior to 2013 of $30.0 million driven by productivity and efficiency improvements on mature programs.
Wing Systems.    Wing Systems segment net revenues for the twelve months ended December 31, 2014 were $1,695.9 million, an increase of $193.4 million, or 13%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production rates on several Boeing and Airbus programs, partially offset by lower non-recurring revenue. In addition, the Wing Systems segment posted higher revenues on Gulfstream programs. Wing Systems posted segment operating margins of 14% for the twelve months ended December 31, 2014, up from segment operating margins of (27)% for the same period in the prior year, excluding the loss from divestiture of the Gulfstream programs. In 2014, the segment recorded favorable cumulative catch-up adjustments of $26.8 million driven by productivity and efficiency improvements on mature programs, partially offset by a forward loss of $0.3 million on the G280 program. In comparison, during 2013, the segment recorded forward loss charges of $58.3 million on the B787, $288.3 million on the G650 and $240.9 million on the G280 program. In addition, the segment recorded favorable cumulative catch-up adjustments of $5.4 million for periods prior to 2013 driven by productivity and efficiency improvements on mature programs.
All Other.    All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and revenues from KIESC. In the twelve months ended December 31, 2014, All Other segment net revenues were $11.2 million, a decrease of $4.9 million, as compared to the same period in the prior year primarily due to lower tooling sales. The All Other segment recorded 30% operating margins for the twelve months ended December 31, 2014, up from segment operating margins of 27% for the same period in the prior year driven by increased profitability on miscellaneous services.

Twelve Months Ended December 31, 2013 as Compared to Twelve Months Ended December 31, 2012
Net Revenues.    Net revenues for the twelve months ended December 31, 2013 were $5,961.0 million, an increase of $563.3 million, or 10%, compared with net revenues of $5,397.7 million for the prior year. The increase in net revenues in 2013 as compared to 2012 was primarily due to production volume increases on Boeing, Airbus and business jet programs. We recorded approximately $525.3 million of additional production volume driven by customer delivery schedules and higher production rates, approximately $22.9 million of additional non-recurring revenue, and approximately $10.1 million of additional aftermarket volume. Non-recurring revenue, which includes design and development efforts, increased during 2013 primarily due to increased efforts on the B737 MAX and A350 XWB non-recurring fuselage, partially offset by lower design and development activities on the B747-8, B787 and Sikorsky non-recurring contracts. Approximately 94% of Spirit's net revenues for 2013 came from our two largest customers, Boeing and Airbus.
Deliveries to Boeing increased by 8% to 640 shipsets during 2013 primarily driven by higher production rates on certain Boeing models, as compared to 595 shipsets delivered in the prior year. Deliveries to Airbus increased by 12% to 661 shipsets during 2013 primarily driven by customer delivery schedules, as compared to 592 shipsets delivered in the prior year. In total, shipset deliveries increased 10% to 1,398 shipsets in 2013 compared to 1,271 shipsets in the prior year.
Cost of Sales.    Cost of sales as a percentage of net revenues was 102% for the twelve months ended December 31, 2013, as compared to 97% in the prior year. The increase in cost of sales of $814.2 million in 2013 is primarily due to higher production volume and recognition of the 2013 Forward Loss Charges (as described under "Forward Loss Charges"). Cost of sales for the twelve months ended December 31, 2013 includes charges of $17.8 million related to reduction in workforce activities and $38.1 million related to warranty reserve adjustments. These charges were partially offset by a favorable $95.5 million cumulative catch-up adjustment related to periods prior to 2013 driven by productivity and efficiency improvements on mature programs as well as a pension related gain of $17.2 million.
In comparison, for the twelve months ended December 31, 2012 cost of sales includes the 2012 Forward Loss Charges, a $2.2 million charge for UAW share grant awards in accordance with our labor agreement, a $2.1 million charge for early retirement incentives to eligible employees and other one-time expense reductions, a charge of $3.6 million as a result of impairment of assets, and a charge of $2.2 million related to the disposal of certain assets. These charges were partially offset by a favorable $14.7 million cumulative catch-up adjustment related to periods prior to 2012. For the twelve months ended December 31, 2012, $11.0 million was reclassified from segment operating income to unallocated cost of sales to conform to current year presentation.
SG&A, Research and Development.    Combined SG&A and Research and Development costs as a percentage of net revenues was 4% for each of the twelve month periods ended December 31, 2013 and December 31, 2012. SG&A expense increased $28.6 million for the twelve months ended December 31, 2013, or 17%, primarily due to an increase in executive stock compensation expense and severance amounts of $11.3 million, an increase in executive benefits of $7.7 million and an increase in professional service fees of $5.4 million. SG&A includes non-cash stock compensation expense of $19.6 million and $15.3 million for the twelve months ended December 31, 2013 and December 31, 2012, respectively. Research and development expenses for the twelve months ended December 31, 2013 were up $0.6 million, or 2% compared to the same period in the prior year.
Impact from Severe Weather Event.    Expenses related to the April 2012 severe weather event were $30.3 million for the twelve months ended December 31, 2013, as compared to a gain of $146.2 million in 2012. The expenses for 2013 were related to property damage, clean up and continuing recovery costs. In comparison, during the third quarter of 2012, the Company settled the insurance claims resulting from the second quarter 2012 severe weather event and recorded a net $146.2 million gain to operating income for the twelve months ended December 31, 2012. The gain includes a $234.9 million insurance settlement amount, offset by $88.7 million of costs incurred related to the severe weather event. This settlement resolved all property damage, clean-up and recovery costs related to the severe weather event as well as all expenses incurred to make up for the interruption of production and to reduce further disruptions.
Operating Income (Loss).    Operating loss for the twelve months ended December 31, 2013 was ($364.3) million, which was $456.6 million lower than operating income of $92.3 million for the prior year. Operating income in 2013 was unfavorably impacted by forward loss charges of $1,133.3 million, $17.8 million related to reduction in workforce activities and $38.1 million related to warranty reserve adjustments, as compared to charges in the prior year of $644.7 million of forward loss, $2.2 million for UAW share grant awards in accordance with our labor agreement, $2.1 million for early retirement incentives to eligible employees and other one-time expense reductions, $3.6 million as a result of impairment of assets, and $2.2 million related to the disposal of certain assets. This was partially offset by higher overall production volumes and aftermarket volumes and a favorable cumulative catch-up adjustment of $95.5 million in 2013.
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
Provision for Income Taxes.  The income tax provision for the twelve months ended December 31, 2013, was $191.1 million compared to ($24.1) million for the prior year. The 2013 effective tax rate was (44.4)% as compared to (211.4)% for 2012. The difference in the effective tax rate recorded for 2013 as compared to 2012 is primarily related to establishing a valuation allowance on the U.S. deferred tax assets, increased losses in the U.S. and the extension of the U.S. Research Tax Credit on January 2, 2013. The decrease from the U.S. statutory tax rate is primarily attributable to the same factors.
Fuselage Systems.    Fuselage Systems segment net revenues for the twelve months ended December 31, 2013 were $2,861.1 million, an increase of $270.5 million, or 10%, compared to the same period in the prior year. The increase in net revenues was primarily due to increased production rates on several Boeing models as well as higher deliveries for the A350 XWB program driven by customer delivery schedule. In addition, non-recurring net revenue, which includes design and development efforts, increased during 2013 on the B737 MAX and A350 XWB non-recurring fuselage, partially offset by reduced design and developmental activities on the B747-8, B787 and our Sikorsky non-recurring contracts. Fuselage Systems posted segment operating margins of 3% for the twelve months ended December 31, 2013, down from 16% for the same period in the prior year. Reduced segment operating margins were primarily driven by forward loss charges of $41.1 million recorded on the B747-8 program, $4.1 million on the B767 program, $333.1 million on the B787 program and $111.3 million on the A350 XWB program. This was partially offset by favorable cumulative catch-up adjustments of $60.1 million related to periods prior to 2013 driven by productivity and efficiency improvements on mature programs. In comparison, in the same period of 2012, we recorded a forward loss of $6.4 million for the B747-8 program, a charge of $2.2 million related to the disposal of certain assets and an unfavorable cumulative catch-up adjustment of $2.4 million related to periods prior to 2012.
Propulsion Systems.    Propulsion Systems segment net revenues for the twelve months ended December 31, 2013 were $1,581.3 million, an increase of $160.4 million, or 11%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production rates on several Boeing models, and increased non-recurring revenue on the B737 MAX. Propulsion Systems posted segment operating margins of 16% for the twelve months ended December 31, 2013, up from 6% segment operating margins for the same period in the prior year. Improved segment operating margins were primarily due to lower forward loss charges recorded in 2013 compared to the same period in 2012. In 2013, the segment recorded an aggregate forward loss charge of $13.3 million on the Rolls-Royce BR725 program, $12.3 million on the B767 program and $30.6 million recognized on the B787 program. These charges were partially offset by favorable cumulative catch-up adjustments related to periods prior to 2013 of $30.0 million driven by productivity and efficiency improvements on mature programs. In comparison, in the same period of 2012, the segment recognized forward loss charges of $151.0 million recognized on the Rolls-Royce BR725 program and $8.0 million recognized on the B767 program, partially offset by favorable cumulative catch-up adjustments of $7.3 million related to periods prior to 2012.
Wing Systems.    Wing Systems segment net revenues for the twelve months ended December 31, 2013 were $1,502.5 million, an increase of $127.4 million, or 9%, compared to the same period in the prior year. The increase in net revenues was primarily driven by higher production rates on several Boeing models and higher deliveries on our Airbus programs, partially offset by lower revenue on our Gulfstream G280 program as well as lower levels of non-recurring revenue on the Gulfstream G650 program compared to the prior year. Wing Systems posted segment operating margins of (27)% for the twelve months ended December 31, 2013, down from segment operating margins of (23)% for the same period in the previous year. Lower segment operating margins were due to forward loss charges of $58.3 million on the B787, $288.3 million on the G650 and $240.9 million on the G280 program. In addition, the segment recorded favorable cumulative catch-up adjustments of $5.4 million for periods prior to 2013 driven by productivity and efficiency improvements on mature programs. In comparison, for 2012, the segment recorded forward loss charges of $184.0 million on the B787 program, $162.5 million on the G650 program, $118.8 million on the G280 program, $8.9 million on the A350 XWB non-recurring program and $5.1 million on the B747-8 program, partially offset by favorable cumulative catch-up adjustments of $9.8 million related to periods prior to 2012.
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

Liquidity and Capital Resources
The primary sources of our liquidity include cash on hand, cash flow from operations, which includes receivables from customers and borrowings available under our revolving credit facility. Additionally, we may receive advance payments from customers and proceeds from asset sales. Our liquidity requirements are driven by our long-cycle business model. Our business model is comprised of four to six year non-recurring investment periods, which include design and development efforts, followed by recurring production through the life of the contract, which could extend beyond twenty years. The non-recurring investment periods require significant outflows of cash as we design the product, build tooling, purchase equipment and build initial production inventories. These activities could be funded partially through customer advances and milestone payments, which are offset against revenue as production units are delivered in the case of customer advances, or recognized as revenue as milestones are achieved in the case of milestone payments. The remaining funds needed to support non-recurring programs come from predictable cash inflows from our mature programs that are in the recurring phase of the production cycle. Occasionally, we have utilized borrowings and other sources of cash to fund non-recurring investments during periods where cash received from our customers is not adequate to fund our purchase commitments. The non-recurring investment period typically ends concurrently with initial deliveries of completed aircraft by our customers, which indicates that a program has entered into the recurring production phase. When a program reaches steady recurring production, it typically results in long-term generation of cash from operations. As part of our business model, we have continuously added new non-recurring programs, which are supported by mature programs that are in the steady recurring phase of the production cycle to promote growth.
On June 4, 2014, the Company, Onex and certain other stockholders entered into an underwriting agreement for the sale by the stockholders of 8,168,351 shares of the Company’s class A common stock in a secondary public offering. In connection with the offering, the Company repurchased 4 million shares of its class A common stock for $129.2 million.
On December 30, 2014, we completed the transfer of Gulfstream wing work packages at Spirit's facility in Tulsa, Oklahoma, to Triumph. The transfer included both the G650 and G280 wing programs. Pursuant to the asset purchase agreement for the transaction, we paid Triumph $160.0 million in cash at closing which was funded through cash generated from operations.
As of December 31, 2014, we had $377.9 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our revolving credit facility. We had no outstanding balances under our revolving credit facility at the end of 2014. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.
Cash Flows
The following table provides a summary of our cash flows for the twelve months ended December 31, 2014, 2013 and 2012:

	For the Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	($ in millions)
Net income (loss)	$358.8	$(621.4)	$34.8
Adjustments to reconcile net income (loss)	665.9	343.0	66.8
Changes in working capital	(663.1)	539.0	442.8
Net cash provided by operating activities	361.6	260.6	544.4
Net cash used in investing activities	(239.6)	(268.2)	(248.8)
Net cash used in financing activities	(164.2)	(13.9)	(34.6)
Effect of exchange rate change on cash and cash equivalents	(0.6)	1.5	1.9
Net (decrease) increase in cash and cash equivalents for the period	(42.8)	(20.0)	262.9
Cash and cash equivalents, beginning of period	420.7	440.7	177.8
Cash and cash equivalents, end of period	$377.9	$420.7	$440.7

Twelve Months Ended December 31, 2014 as Compared to Twelve Months Ended December 31, 2013
Operating Activities.    For the twelve months ended December 31, 2014, we had a net cash inflow of $361.6 million from operating activities, an inflow increase of $101.0 million, compared to a net cash inflow of $260.6 million for the prior year. The increase in net cash inflow during 2014 as compared to 2013 was primarily driven by improved operational performance and timing of vendor payments and receivables from customers, offset by a $160.0 million cash transfer related to the divestiture of our Gulfstream programs and cash tax payments of $91.1 million. In comparison, for the same period in the prior year, net cash provided by operating activities was primarily driven by inventory growth on new and maturing programs, timing of vendor payments and receivables from customers and tax payments of $69.4 million.
Investing Activities.    For the twelve months ended December 31, 2014, we had a net cash outflow of $239.6 million from investing activities, a decrease in outflow of $28.6 million, compared to a net cash outflow of $268.2 million for the prior year. The decrease in net cash outflow was primarily driven by a $52.4 million decrease in capital expenditures to $220.2 million in 2014 from $272.6 million in 2013, partially offset by the establishment of a restricted cash reserve of $19.9 million related to collateral requirements under our workers' compensation program. The decrease in capital expenditures was primarily due to 2013 expenditures of $38.4 million to replace assets destroyed in the April 2012 severe weather event. Expenditures associated with Impact from Severe Weather event concluded in 2013.
Financing Activities.    For the twelve months ended December 31, 2014, we had a net cash outflow of $164.2 million from financing activities, an increase in outflow of $150.3 million, compared to a net cash outflow of $13.9 million for the same period in the prior year. In connection with a secondary offering by Onex and certain other stockholders during 2014, we repurchased 4 million shares of class A common stock for $129.2 million. Additionally during 2014, tender and consent fees related to the early extinguishment of our 2017 Notes were $9.4 million, which is included within debt issuance cost. During the twelve months ended December 31, 2014, payments on debt other than the financing activity were $16.8 million compared to $10.4 million in the same period in the prior year.
Twelve Months Ended December 31, 2013 as Compared to Twelve Months Ended December 31, 2012
Operating Activities.    For the twelve months ended December 31, 2013, we had a net cash inflow of $260.6 million from operating activities, an inflow decrease of $283.8 million, compared to a net cash inflow of $544.4 million for the prior year. The decrease in net cash inflow during 2013 as compared to 2012 was primarily driven by lower cash advances, a 2012 insurance settlement, and lower tax payments (see “Tax” below), partially offset by timing of vendor payments and receivables from customers. In 2012, net cash provided by operating activities was primarily due to the receipt of a $250.0 million advance from Airbus associated with an agreement on the A350 XWB fuselage program, $234.9 million of insurance proceeds from our global settlement, offset by $88.7 million for all property damage, clean-up and recovery costs related to the severe weather event as well as all expenses incurred to make up for the interruption of production and to reduce further disruptions, and by timing of vendor payments and receivables from customers. Also during 2013, we made tax payments of $69.4 million.
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
Future Cash Needs and Capital Spending
Our primary future cash needs will consist of working capital, debt service, research and development and capital expenditures, including potential merger and acquisition or disposition activities. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model.  In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs, including the B737, B787 and the A350 XWB programs. In response to announced customer production rate increases, we are evaluating various plans to relieve capacity constraints. We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Capital expenditures for the twelve months ended December 31, 2014 totaled approximately $220.2 million, as compared to $234.2 million for the same period in 2013, excluding the impact of the 2012 severe weather event. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, borrowings available under our revolving credit facility and proceeds from asset sales, if any.
Pension and Other Post-Retirement Benefit Obligations
Our U.S. pension plan remained fully funded at December 31, 2014 and we anticipate non-cash pension income for 2015 to remain at or near the same level as 2014. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. Effective December 31, 2013, the BAE Aerostructures pension plan benefits were frozen due to an amendment which closed the plan. Our projected contributions to the U.K. pension plan for 2015 are zero. See Note 15, "Pension and Other Post-Retirement Benefits," for more information on the Company's pension plans.
Debt and Other Financing Arrangements
Senior Secured Credit Facilities.    On April 18, 2012, Spirit, as borrower, Spirit Holdings, as parent guarantor, and certain of its subsidiaries entered into a $1.2 billion senior secured Credit Agreement (the “Credit Agreement”) consisting of a $650.0 million revolving credit facility and a $550.0 million term loan B facility. The revolving credit facility matures April 18, 2017 and bears interest, at Spirit's option, at either LIBOR, or a defined "base rate" plus an applicable margin based on Spirit's debt-to-EBITDA ratio (see table below). On March 18, 2014, the Company entered into Amendment No. 3 to the Credit Agreement. The amendment provided for a new $540.4 million senior secured term loan B with a maturity date of September 15, 2020, which replaced the $540.4 million term loan B that was scheduled to mature on April 18, 2019. The new term loan bears interest, at Spirit’s option, at LIBOR plus 2.50% with a LIBOR floor of 0.75% or base rate plus 1.50%. The amendment also provided that (i) any failure to comply with the financial covenants will not constitute an event of default with respect to the new term loan; however, the financial covenants continue to apply to the revolving credit facility under the Credit Agreement and the administrative agent or the requisite number of lenders (the “Requisite Revolving Lenders”) may accelerate the obligations under the revolving credit facility and (ii) the financial covenants may be amended or waived by the Requisite Revolving Lenders. Substantially all of Spirit's assets, including inventory and property, plant and equipment, were pledged as collateral for both the term loan and the revolving credit facility. As of December 31, 2014, the outstanding balance of the term loan was $534.9 million and the carrying amount of the term loan was $534.4 million. As of December 31, 2013, the outstanding balance of the term loan was $540.4 million and the carrying amount was $538.2 million. As a result of extinguishment of the old term loan, the Company recognized a loss on extinguishment of debt of $4.6 million and incurred third party fees of $0.5 million. Of this total charge of $5.1 million related to extinguishment of the old term loan, $3.5 million is reflected within amortization of deferred financing fees and $1.6 million is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2014. The amount outstanding under the revolving credit facility was zero as of December 31, 2014 and December 31, 2013.
In addition to paying interest on outstanding principal under the Credit Agreement, Spirit is required to pay an unused line fee on the unused portion of the commitments under the revolving credit facility based on Spirit's debt-to-EBITDA ratio (see table below). Spirit is required to pay letter of credit fees equal to the applicable margin for LIBOR rate revolving credit borrowings with respect to letters of credit issued under the revolving credit facility (see table below). Spirit is also required to pay to the issuing banks that issue any letters of credit, fronting fees in respect of letters of credit and customary administrative fees to the administrative agent. At December 31, 2014, the Company was subject to pricing tier 1. The applicable pricing tier is evaluated and adjusted, if necessary, on a quarterly basis as the debt-to-EBITDA ratio fluctuates.

Pricing Tier	Debt-to-EBITDA Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Rate Loans	Base Rate Loans
1	≥3.0:1	0.450%	2.50%	2.50%	1.50%
2	<3.0:1 but ≥2.25:1	0.375%	2.25%	2.25%	1.25%
3	<2.25:1 but ≥1.75:1	0.300%	2.00%	2.00%	1.00%
4	<1.75:1	0.250%	1.75%	1.75%	0.75%
The Credit Agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. Additionally, provided no event of default has occurred and Spirit and its subsidiaries are in compliance with financial covenants, Spirit is permitted to pay dividends to Spirit Holdings limited in amount by restrictions described in the Credit Agreement. Substantially all the net assets of Spirit and its subsidiaries were restricted as of December 31, 2014.
The Credit Agreement also contains the following financial covenants (as defined in the Credit Agreement), which were suspended through December 31, 2014 as described in Amendment No. 2 to the Credit Agreement effective August 2, 2013.

Senior Secured Leverage Ratio	Shall not exceed 2.75:1.0
Interest Coverage Ratio	Shall not be less than 4.0:1.0
Total Leverage Ratio	Shall not exceed 4.0:1.0
During the period in which the existing financial covenant ratios were suspended, the amendment required Spirit to meet certain minimum liquidity and borrowing base requirements. The Total Secured Outstandings (as defined in the Credit Agreement) was not to exceed the Aggregate Borrowing Base Amount (as defined in the Credit Agreement) that Spirit was required to maintain. Additionally, Minimum Liquidity (as defined in the Credit Agreement) was not to be less than $500.0 million.
On June 3, 2014, the Company entered into Amendment No. 4 to its senior secured Credit Agreement. The amendment permits the Company to incur certain debt and make certain restricted payments during the suspension period currently imposed upon the Company, including the payment for the repurchase of 4 million shares of the Company's class A common stock made in June 2014.
As of December 31, 2014, we were and expect to remain in full compliance with all covenants contained within the Credit Agreement through December 31, 2015.
Senior Notes.    On November 18, 2010, the Company issued $300.0 million aggregate of 6.75% Senior Notes due December 15, 2020 (the "2020 Notes"), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and Spirit's existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2020 Notes was $300.0 million as of December 31, 2014.
On September 30, 2009, we issued $300.0 million of 7.50% Senior Notes due on October 1, 2017 (the "2017 Notes"), with interest payable on April 1 and October 1 of each year, beginning April 1, 2010. On March 4, 2014, the Company commenced a cash tender offer to purchase any and all of the $300.0 million outstanding principal amount of the 2017 Notes and a consent solicitation to amend the indenture governing the 2017 Notes (the "2017 Notes Indenture") and eliminate substantially all of the restrictive covenants and certain default provisions applicable to the 2017 Notes (the "Tender Offer"). Holders of 2017 Notes who validly tendered their 2017 Notes prior to March 17, 2014 received, in whole dollars, total consideration of $1,041.25 per $1,000 principal amount, which included a consent payment of $30.00 per $1,000 principal amount. Tender and consent fees related to the early extinguishment of debt was $9.4 million, which is included within debt issuance cost on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2014.
As a result of the extinguishment of the 2017 Notes, the Company recognized a loss on extinguishment of bonds of $13.4 million and incurred third party fees of $1.1 million. Of this total charge of $14.5 million related to extinguishment of the 2017 Notes, $11.6 million is reflected within amortization of deferred financing fees and $2.9 million is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2014.

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

On March 18, 2014, the Company issued the $300.0 million aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.5 million as of December 31, 2014.

The indenture governing the 2022 Notes (the "2022 Notes Indenture") contains covenants that limit Spirit’s, the Company’s and certain of Spirit’s subsidiaries’ ability to (i) incur additional debt, (ii) pay dividends, redeem stock or make other distributions, (iii) make other restricted payments and investments, (iv) create liens without granting equal and ratable liens to the holders of the 2022 Notes, (v) enter into sale and leaseback transactions, (vi) merge, consolidate or transfer or dispose of substantially all of their assets, and (vii) enter into certain types of transactions with affiliates. These covenants are subject to a number of qualifications and limitations. In addition, the 2022 Notes Indenture limits Spirit’s, the Company’s and the guarantor subsidiaries’ ability to engage in businesses other than businesses in which such companies are engaged on the date of issuance of the 2022 Notes and related businesses.

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

On May 1, 2014, Spirit called for redemption of the $72.8 million aggregate of 2017 Notes outstanding following the expiration of the Tender Offer. The 2017 Notes were redeemed at a redemption price equal to 103.75% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. Following the redemption, none of the 2017 Notes remained outstanding.
As of December 31, 2014, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2022 Notes through December 31, 2015.
Advances and Deferred Revenue on the B787 Program.   Boeing has made advance payments to Spirit under the B787 Supply Agreement, which advance payments are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments are scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing, except that advance repayments have been suspended for the 12-month period beginning April 1, 2014, and any repayments that otherwise would have become due during such 12-month period will be made by offset against the purchase price for shipset 1,001 and beyond. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. The B787 Amendment also changed the treatment of advances paid by Boeing for certain non-recurring work into a nonrefundable payment in full for such work. As of December 31, 2014, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $581.1 million.
Advances on the A350 Fuselage Program.    In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012. The advance payments are offset against the recurring price of A350 XWB shipsets invoiced by Spirit, at a rate of $1.25 million per shipset. As of December 31, 2014, the amount of advance payments received under this Memorandum of Agreement and not yet repaid was approximately $224.3 million.
Malaysian Facility Agreement.    On June 2, 2008, the Company's wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia ("RM") 69.2 million (approximately USD $20.0 million equivalent) (the "Malaysia Facility"), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM3.3 million (approximately USD $1.0 million) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum. As of December 31, 2014 and December 31, 2013, the Malaysia Facility loan balance was $6.7 million and $10.0 million, respectively.
French Factory Capital Lease Agreement.    On July 17, 2009, the Company's indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace-related component assembly plant in Saint-Nazaire, France. Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of December 31, 2014 and December 31, 2013, the Saint-Nazaire capital lease balance was $8.8 million and $10.7 million, respectively.
Nashville Design Center Capital Lease Agreement.    On September 21, 2012, the Company entered into a capital lease agreement for $2.6 million for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components. Lease payments are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months. As of December 31, 2014 and December 31, 2013, the Nashville Design Center capital lease balance was $2.3 million and $2.5 million, respectively.
Credit Ratings
On December 10, 2014 Moody's Investors Service placed the ratings of Spirit AeroSystems, Inc., including its Ba2 corporate family rating, Ba1 senior secured and Ba3 senior unsecured debt ratings, under review for upgrade.
As of December 31, 2014, the Company's credit ratings were a BB- rating, stable outlook by Standard and Poor's, and a Ba2, rating under review for possible upgrade by Moody's Investor Services.

Our credit ratings are reviewed periodically by the rating agencies listed above.
The credit rating agencies consider many factors when assigning their ratings, such as the global economic environment and its possible impact on our financial performance, as well as certain financial metrics. Accordingly, it is possible the rating agencies could downgrade our credit ratings from their current levels. This could influence the interest rate of future debt financings.
A debt security credit rating is not a recommendation to buy, sell or hold a security. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating agency has its own methodology for assigning ratings. Accordingly, each rating should be considered independent of other ratings.
Contractual Obligations:
The following table summarizes our contractual cash obligations as of December 31, 2014:

Contractual Obligations(1)(2)	2015	2016	2017	2018	2019	2020	2021 and After	Total
Principal payment on term loan	$5.5	$5.5	$5.5	$5.5	$5.5	$507.4	$—	$534.9
Interest on debt(3)	17.5	20.5	24.8	27.1	28.1	22.6	—	140.6
Long-term bonds	—	—	—	—	—	300.0	300.0	600.0
Interest on long-term bonds	35.8	36.8	36.2	36.3	36.3	36.3	24.0	241.7
Principal payment on Malaysian term loan	3.1	3.0	0.6	—	—	—	—	6.7
Interest on Malaysian loan	0.3	0.2	—	—	—	—	—	0.5
Non-cancelable capital lease payments	0.8	0.9	0.9	1.0	1.0	1.0	9.0	14.6
Non-cancelable operating lease payments	16.1	10.5	4.3	3.2	2.3	1.6	12.8	50.8
Other	5.4	4.0	1.3	0.4	0.3	0.3	8.3	20.0
Purchase obligations(4)	124.8	32.7	13.7	12.2	1.9	—	—	185.3
Total	$209.3	$114.1	$87.3	$85.7	$75.4	$869.2	$354.1	$1,795.1
_______________________________________

(1)
Does not include repayment of $581.1 million of B787 advances or deferred revenue credits to Boeing, or $224.3 million of Airbus advances, which are reflected in our consolidated balance sheet as short-term and long-term liabilities. See Note 10, "Advance Payments and Deferred Revenue/Credits."

(2)
The $3.8 million of unrecognized tax benefit liability for uncertain tax positions has been excluded from this table due to uncertainty involving the ultimate settlement period. See Note 18, "Income Taxes."

(3)	Interest on our Term Loan B was calculated for all years using the three-month LIBOR yield curve as of December 31, 2014 plus applicable margin.

(4)	Purchase obligations represent computing, tooling, and property, plant and equipment commitments as of December 31, 2014.
Off-Balance Sheet Arrangements
Other than operating leases disclosed in the notes to our financial statements included in this Annual Report, we have not entered into any off-balance sheet arrangements as of December 31, 2014.
Tax
We establish reserves in accordance with FASB authoritative guidance to provide for additional income taxes that may be due in future years as these previously filed tax returns are audited. We recognize the financial statement impact for tax positions only after determining that based on its technical merits the relevant tax authority would more likely than not sustain the position on audit. For tax positions meeting the "more likely than not threshold" the amount recognized in the financial statements is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The reserves are adjusted quarterly to reflect changes in facts and circumstances, such as the tax audit's progress, case law developments, and new or emerging legislation. The entire long-term payable of $13.3 million which represented tax reserves at the end of 2013 was released in 2014.
A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, we assess all available positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carryback and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified.
A sustained period of profitability in our operations is required before we would change our judgment regarding the need for a full valuation allowance against our net deferred tax assets.  Accordingly, although we were profitable in 2014, inclusive of the impact of the loss on divestiture related to the Gulfstream G280 and Gulfstream G650 programs, we continue to record a full valuation allowance against the net deferred tax assets in the United States. Although the amount of cumulative losses is decreasing as we perform to our operational plans, we believe that this objectively-measured negative evidence outweighs the subjectively-determined positive evidence available at this time and, as such, we have not changed our judgment regarding the need for a full valuation allowance as of December 31, 2014.
The amount of current U.S. and state tax receivables outstanding at December 31, 2014 is $248.9 million. Based on the uncertainty on the execution of the Gulfstream program transaction and the timing of the close of the transaction we were required to remit tax payments based on our estimate of taxable income exclusive of the impact of the transaction in 2014. As a result of the transaction closing in 2014, we will file a refund request for the Federal estimated tax payments made during 2014 in the first quarter of 2015, which will result in a refund of approximately $146 million. The remaining cash tax benefit related to the Gulfstream transaction will be realized through carryback claims to previous tax years, or to reduce future estimated taxes.
Expected Backlog
As of December 31, 2014, our expected backlog associated with large commercial aircraft, business and regional jet, and military equipment deliveries through 2020, calculated based on contractual product prices and expected delivery volumes, was approximately $46.6 billion. This is an increase of $5.5 billion from our corresponding estimate as of the end of 2013 reflecting the fact that Airbus and Boeing new orders exceeded deliveries in 2014. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing and Airbus announced backlog on our supply agreements. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2014 may not necessarily represent the actual amount of deliveries or sales for any future period.
Foreign Operations
We engage in business in various non-U.S. markets. As of December 31, 2014, we have a foreign subsidiary with one facility in the United Kingdom, which serves as a production facility, a production facility in Malaysia, a worldwide supplier base, and a repair center for the European and Middle-Eastern regions. We purchase certain components and materials that we use in our products from foreign suppliers and a portion of our products will be sold directly to foreign customers, including Airbus, or resold to foreign end-users (i.e., foreign airlines and militaries). In addition, we operate an assembly facility in Saint-Nazaire, France to receive and assemble center fuselage frame sections for the A350 XWB commercial aircraft from the facility in Kinston, North Carolina before they are shipped to Airbus.
Spirit is party to a joint venture with Hong Kong Aircraft Engineering Company Limited ("HAECO"), and its subsidiary, Taikoo Aircraft Engineering Company Limited ("TAECO"), Cathay Pacific Airways Limited, and Cal-Asia to develop and implement a state-of-the-art composite and metal bond component repair station in the Asia-Pacific region. The service center is called Taikoo Spirit AeroSystems Composite Co. Ltd.
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

For the twelve months ended December 31, 2014, our net revenues from direct sales to non-U.S. customers were approximately $830.9 million, or 12%, of total net revenues for the same period. For the twelve months ended December 31, 2013, our net revenues from direct sales to non-U.S. customers were approximately $806.1 million, or 13%, of total net revenues for the same period. For the twelve months ended December 31, 2012, our net revenues from direct sales to non-U.S. customers were approximately $785.7 million, or 15%, of total net revenues for the same period.
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
Spirit's contracts with suppliers currently provide for fixed pricing in U.S. dollars. Spirit Europe's supply contracts are denominated in U.S. dollars, British pounds sterling or Euros. In some cases, our supplier arrangements contain inflationary adjustment provisions based on accepted industry indices, and we typically include an inflation component in estimating our supply costs. In addition, Spirit has long term supply agreements for raw materials with most of its suppliers and for certain raw materials, Spirit is party to collective raw material sourcing contracts arranged through Boeing and Airbus (see “Commodity Price Risks” discussion below). With these strategies, Spirit expects pricing for raw materials to be stable in the near term. We will continue to focus our strategic cost reduction plans on mitigating the effects of this potential cost increase on our operations.
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
Accounts receivable include amounts billed and currently due from customers, amounts earned but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending arbitration. The amounts retained by the customer included $135.1 million at December 31, 2014. The Company settled this matter with Gulfstream on February 13, 2015. See Note 21, "Commitments, Contingencies and Guarantees," for further discussion regarding the settlement. For the twelve months ended December 31, 2014, approximately 83% of our net revenues were from sales to Boeing. Additionally, at December 31, 2014 approximately 28% of our outstanding accounts receivable were due from Gulfstream. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically not been material, we cannot guarantee that we will continue to experience the same credit loss rates in the future.
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
Commodity Price Risks
Some raw materials and operating supplies are subject to price and supply fluctuations caused by market dynamics. Our strategic sourcing initiatives are focused on mitigating the impact of commodity price risk. We are party to collective raw material sourcing contracts arranged through Boeing and Airbus. These collective sourcing contracts allow us to obtain raw materials at pre-negotiated rates and help insulate us from market volatility across the industry for certain specialized metallic and composite raw materials used in the aerospace industry. Although our supply agreements with Boeing and Airbus allow us to pass on certain unusual increases in component and raw material costs to Boeing and Airbus in limited situations, we may not be fully compensated for such increased costs. We also have long-term supply agreements with a number of our major parts suppliers. We, as well as our supply base, are experiencing pricing increases for metallic raw materials (primarily aluminum and titanium). Although the demand pressure has been somewhat eased for certain metallic and composite raw materials, the specialized nature of the materials used in the aerospace industry has prevented a corresponding decrease in prices. We generally do not employ forward contracts or other financial instruments to hedge commodity price risk, although we continue to review a full range of business options focused on strategic risk management for all raw material commodities.

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
Interest Rate Risks
After the effect of interest rate swaps, as of December 31, 2014, we had $250.0 million of total fixed rate debt and $284.9 million of variable rate debt outstanding as compared to $225.0 million of total fixed rate debt and $315.4 million of variable rate debt outstanding as of December 31, 2013. Borrowings under our Senior Secured Credit Facility bear interest that varies with LIBOR. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $2.9 million.
We enter into floating-to-fixed interest rate swap agreements periodically. As of December 31, 2014, the interest swap agreements had notional amounts totaling $250.0 million.

Notional Amount (1)	Expires	Variable Rate	Fixed Rate(2)	Effective Fixed Rate(3)	Fair Value, December 31, 2014
$250 million	September 2018	1 Month LIBOR	1.636%	4.136%	($1.1) million
_______________________________________

(1)	The notional amount will reduce to $150.0 million in September 2017.

(2)	The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreement.

(3)	The effective Term B fixed interest rate represents the fixed rate of the derivative instrument plus the 250 basis point margin above the greater of 1-month LIBOR or 75 basis points.

The purpose of entering into these swaps was to reduce the Company's exposure to variable interest rates. The interest rate swap settles on a monthly basis when interest payments are made. These settlements occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of $1.1 million at December 31, 2014 and $1.4 million at December 31, 2013. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques at year end and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement. We do not use these contracts for speculative or trading purposes.
Other than the interest rate swaps agreements, we have no other derivative financial instruments.
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

In accordance with FASB authoritative guidance, the intercompany revolving credit facility with Spirit Europe is exposed to fluctuations in foreign exchange rates. The fluctuation in rates for 2014 resulted in a loss of $8.2 million reflected in other income/expense.

Item 8.    Financial Statements and Supplementary Data
SPIRIT AEROSYSTEMS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Spirit AeroSystems Holdings, Inc. for the periods ended December 31, 2014, December 31, 2013 and December 31, 2012
Reports of Independent Registered Public Accounting Firms	66
Consolidated Statements of Operations	68
Consolidated Statements of Comprehensive Income (Loss)	69
Consolidated Balance Sheets	70
Consolidated Statements of Changes in Shareholders' Equity	71
Consolidated Statements of Cash Flows	72
Notes to Consolidated Financial Statements	74

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Spirit AeroSystems Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Spirit AeroSystems Holdings, Inc. as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spirit AeroSystems Holdings, Inc. at December 31, 2014 and the consolidated results of its operations and its cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spirit AeroSystems Holdings, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Wichita, Kansas
February 13, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Spirit AeroSystems Holdings, Inc.

In our opinion, the consolidated balance sheet as of December 31, 2013 and the related consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for each of the two years in the period ended December 31, 2013 present fairly, in all material respects, the financial position of Spirit AeroSystems Holdings, Inc. and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Kansas City, Missouri
February 13, 2015

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	($ in millions, except per share data)
Net Revenues	$6,799.2	$5,961.0	$5,397.7
Operating costs and expenses
Cost of sales	5,711.0	6,059.5	5,245.3
Selling, general and administrative	233.8	200.8	172.2
Impact from severe weather event	—	30.3	(146.2)
Research and development	29.3	34.7	34.1
Loss on divestiture of programs (see Note 28)	471.1	—	—
Total operating costs and expenses	6,445.2	6,325.3	5,305.4
Operating income (loss)	354.0	(364.3)	92.3
Interest expense and financing fee amortization	(88.1)	(70.1)	(82.9)
Interest income	0.6	0.3	0.2
Other (expense) income, net	(4.1)	3.3	1.8
Income (loss) before income taxes and equity in net income (loss) of affiliates	262.4	(430.8)	11.4
Income tax benefit (provision)	95.9	(191.1)	24.1
Income (loss) before equity in net income (loss) of affiliates	358.3	(621.9)	35.5
Equity in net income (loss) of affiliates	0.5	0.5	(0.7)
Net income (loss)	$358.8	$(621.4)	$34.8
Earnings (loss) per share
Basic	$2.55	$(4.40)	$0.24
Diluted	$2.53	$(4.40)	$0.24

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	For the Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	($ in millions)
Net income (loss)	$358.8	$(621.4)	$34.8
Other comprehensive (loss) income, net of tax:
Unrealized (loss) on interest rate swaps, net of tax effect of zero for all respective periods	(1.1)	—	—
Less: reclassification adjustment for loss realized in net income, net of tax effect of zero, zero, $1.7, respectively	—	—	2.9
Net (loss) gain on interest rate swaps	(1.1)	—	2.9
Less: reclassification adjustment for loss realized in net income, net of tax effect of zero for all respective periods	—	—	0.1
Net gain on foreign currency hedge contracts	—	—	0.1
Pension, SERP, and Retiree medical adjustments, net of tax effect of $1.3, ($51.5), $19.5, respectively	(78.0)	84.8	(30.5)
Unrealized foreign exchange (loss) gain on intercompany loan, net of tax effect of $1.0, $0.4, $0.8, respectively	(3.5)	1.2	2.2
Foreign currency translation adjustments	(16.6)	4.6	6.3
Total other comprehensive (loss) income	(99.2)	90.6	(19.0)
Total comprehensive income (loss)	$259.6	$(530.8)	$15.8

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
	($ in millions)
Current assets
Cash and cash equivalents	$377.9	$420.7
Accounts receivable, net	605.6	550.8
Inventory, net	1,753.0	1,842.6
Deferred tax asset-current	53.2	26.9
Other current assets	262.4	103.2
Total current assets	3,052.1	2,944.2
Property, plant and equipment, net	1,783.6	1,803.3
Pension assets	203.4	252.6
Other assets	123.6	107.1
Total assets	$5,162.7	$5,107.2
Current liabilities
Accounts payable	$611.2	$753.7
Accrued expenses	329.1	220.6
Profit sharing	111.8	38.4
Current portion of long-term debt	9.4	16.8
Advance payments, short-term	118.6	133.5
Deferred revenue, short-term	23.4	19.8
Deferred grant income liability — current	10.2	8.6
Other current liabilities	45.1	144.2
Total current liabilities	1,258.8	1,335.6
Long-term debt	1,144.1	1,150.5
Advance payments, long-term	680.4	728.9
Pension/OPEB obligation	73.0	69.8
Deferred grant income liability — non-current	96.1	108.2
Deferred revenue and other deferred credits	27.5	30.9
Other liabilities	260.8	202.3
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 141,084,378 and 120,946,429 shares issued, respectively	1.4	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 4,745 and 23,851,694 shares issued, respectively	—	0.2
Additional paid-in capital	1,035.6	1,025.0
Accumulated other comprehensive loss	(153.8)	(54.6)
Retained earnings	867.5	508.7
Treasury stock, at cost (4,000,000 and zero shares, respectively)	(129.2)	—
Total shareholders' equity	1,621.5	1,480.5
Noncontrolling interest	0.5	0.5
Total equity	1,622.0	1,481.0
Total liabilities and equity	$5,162.7	$5,107.2
   See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ Accumulated Deficit

	Shares	Amount				Total
	($ in millions, except share data)
Balance — December 31, 2011	142,865,643	$1.4	$995.9	$(126.2)	$1,093.1	$1,964.2
Net income	—	—	—	—	34.8	34.8
Employee equity awards	905,438	—	15.3	—	—	15.3
Stock forfeitures	(123,439)	—	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	1.1	—	—	1.1
SERP shares issued	49,536	—	—	—	—	—
Other comprehensive loss	—	—	—	(19.0)	—	(19.0)
Balance — December 31, 2012	143,697,178	1.4	1,012.3	(145.2)	1,127.9	1,996.4
Net loss	—	—	—	—	(621.4)	(621.4)
Equity in joint venture	—	—	—	—	2.2	2.2
Employee equity awards	1,979,066	—	12.6	—	—	12.6
Stock forfeitures	(668,263)	—	—	—	—	—
Net shares settled	(240,359)	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	0.1	—	—	0.1
SERP shares issued	30,501	—	—	—	—	—
Other comprehensive income	—	—	—	90.6	—	90.6
Balance — December 31, 2013	144,798,123	1.4	1,025.0	(54.6)	508.7	1,480.5
Net income	—	—	—	—	358.8	358.8
Employee equity awards	719,214	—	8.2	—	—	8.2
Stock forfeitures	(249,444)	—	—	—	—	—
Net shares settled	(256,332)	—	—	—	—	—
Excess tax benefits from share-based payment arrangements	77,562	—	2.4	—	—	2.4
Treasury shares	(4,000,000)	—	—	—	—	(129.2)
Other comprehensive loss	—	—	—	(99.2)	—	(99.2)
Balance — December 31, 2014	141,089,123	$1.4	$1,035.6	$(153.8)	$867.5	$1,621.5

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	($ in millions)
Operating activities
Net income (loss)	$358.8	$(621.4)	$34.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	170.2	158.2	151.1
Amortization expense	5.8	3.1	5.1
Amortization of deferred financing fees	23.3	6.7	14.6
Accretion of customer supply agreement	1.1	0.6	0.2
Employee stock compensation expense	16.4	19.6	15.3
Excess tax benefit of share-based payment arrangements	(2.6)	(0.6)	(1.2)
Loss from interest rate swaps	0.5	—	5.2
Gain from hedge contracts	(1.4)	(2.6)	(1.5)
Loss (gain) from foreign currency transactions	10.5	(2.6)	(5.6)
Loss on divestiture of programs	471.1	—	—
Loss on disposition of assets	13.7	0.1	14.1
Deferred taxes	(8.4)	202.8	(120.1)
Long-term tax (benefit) provision	(1.2)	(2.5)	3.6
Pension and other post retirement benefits, net	(24.0)	(32.0)	(8.9)
Grant income	(8.6)	(7.3)	(5.8)
Equity in net (income) loss of affiliates	(0.5)	(0.5)	0.7
Changes in assets and liabilities
Accounts receivable	(64.7)	(128.5)	(151.1)
Inventory, net	(332.2)	666.0	228.3
Accounts payable and accrued liabilities	(22.1)	94.2	109.8
Profit sharing/deferred compensation	73.8	10.0	4.7
Advance payments	(52.9)	(41.9)	239.6
Income taxes receivable/payable	(177.9)	(82.2)	(4.3)
Deferred revenue and other deferred credits	2.2	(0.2)	(12.4)
Cash transferred on divestiture of programs	(160.0)	—	—
Other	70.7	21.6	28.2
Net cash provided by operating activities	361.6	260.6	544.4
Investing activities
Purchase of property, plant and equipment	(220.2)	(234.2)	(236.1)
Purchase of property, plant and equipment — severe weather event (see Note 4)	—	(38.4)	(12.9)
Proceeds from sale of assets	0.5	0.7	1.6
Change in Restricted Cash	(19.9)	—	—
Other	—	3.7	(1.4)
Net cash used in investing activities	(239.6)	(268.2)	(248.8)
Financing activities
Proceeds from revolving credit facility	—	—	170.0
Payments on revolving credit facility	—	—	(170.0)
Proceeds from issuance of debt	—	—	547.6
Principal payments of debt	(16.8)	(10.4)	(571.0)
Proceeds from issuance of bonds	300.0	—	—
Payments on bonds	(300.0)	—	—
Excess tax benefit of share-based payment arrangements	2.6	0.6	1.2
Debt issuance and financing costs	(20.8)	(4.1)	(12.4)
Purchase of treasury stock	(129.2)	—	—
Net cash used in financing activities	(164.2)	(13.9)	(34.6)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	1.5	1.9
Net (decrease) increase in cash and cash equivalents for the period	(42.8)	(20.0)	262.9
Cash and cash equivalents, beginning of period	420.7	440.7	177.8
Cash and cash equivalents, end of period	$377.9	$420.7	$440.7
See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Cash Flows - continued

	For the Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	($ in millions)
Supplemental information
Interest paid	$69.2	$68.0	$69.7
Income taxes paid	$91.1	$69.4	$96.7
Non-cash investing and financing activities
Property acquired through capital leases	$—	$0.4	$2.6

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements
($, €, and RM in millions other than per share amounts)

1.     Nature of Business
Spirit Holdings was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of Boeing's operations in Wichita, Kansas; Tulsa, Oklahoma and McAlester, Oklahoma (the "Boeing Acquisition") by an investor group led by Onex Partners LP and Onex Corporation (together with its affiliates, "Onex"). Holdings provides manufacturing and design expertise in a wide range of fuselage, propulsion and wing products and services for aircraft original equipment manufacturers and operators through its subsidiary, Spirit AeroSystems, Inc. ("Spirit"). The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina and Subang, Malaysia. The Company has assembly facilities in Saint-Nazaire, France, and Chanute, Kansas.
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
In March, June and August 2014, certain selling stockholders sold 22,915,300 shares of our class A common stock at prices to the public ranging from $28.62 to $35.90 per share in secondary offerings of our class A common stock. Following the August offering, Onex no longer held any investment in the Company.
On December 8, 2014, Spirit entered into an Asset Purchase Agreement with Triumph Aerostructures - Tulsa, LLC, a wholly-owned subsidiary of Triumph Group Inc. (“Triumph”), to sell Spirit’s G280 and G650 programs (“Gulfstream programs”), consisting of the design, manufacture and support of structural components for the Gulfstream G280 and G650 aircraft in Spirit’s facilities in Tulsa, Oklahoma to Triumph (the “Gulfstream Transaction”). The transaction closed on December 30, 2014.
The accompanying consolidated financial statements include the Company’s financial statements and the financial statements of its majority owned or controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2014 presentation.
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
Use of Estimates
The preparation of the Company's financial statements in conformity with GAAP requires management to use estimates and assumptions that affect the reported amounts of assets and liabilities including the impacts of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions. See Note 3, "Changes in Estimates," for details on current changes in estimates.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Revenues and Profit Recognition
A significant portion of the Company's revenues are recognized under long-term, volume-based pricing contracts, requiring delivery of products over several years. The Company recognizes revenue under the contract method of accounting and records sales and profits on each contract in accordance with the percentage-of-completion method of accounting, primarily using the units-of-delivery method. Under the units-of-delivery method revenue is recognized based upon the number of units delivered during a period and the contract price and expenditures are recognized as the cost allocable to the delivered units. Costs allocable to undelivered units are reported in the balance sheet as inventory. The method is used in circumstances in which an entity produces units of a basic product under production-type contracts in a continuous or sequential production process to buyers' specifications. Recurring long-term production contracts are usually divided into contract blocks for this purpose, with each block treated as a separate contract for "units-of-delivery" production-type contract accounting purposes.
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
Revenues from non-recurring design work are recognized based on substantive milestones or use of the cost-to-cost method, that are indicative of the Company's progress toward completion depending on facts and circumstances. The Company follows the requirements of Financial Accounting Standards Board ("FASB") authoritative guidance on accounting for the performance of construction-type and certain production-type contracts (the contract method of accounting), and use the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impacts of revisions in estimates are recognized immediately when changes in estimated contract profitability become known.
A profit rate is estimated based on the difference between total revenues and total costs over a contract block. Total revenues at any given time include actual historical revenues up to that time plus future estimated revenues. Total costs at any given time include actual historical costs up to that time plus future estimated costs. Estimated revenues include negotiated or expected values for units delivered, estimates of probable recoveries asserted against the customer for changes in specifications, price adjustments for contract and volume changes, escalation and assumed but currently unnegotiated price increases for derivative models. Costs include the estimated cost of certain pre-production efforts (including non-recurring engineering and planning subsequent to completion of final design) plus the estimated cost of manufacturing a specified number of production units. Estimates take into account assumptions related to future labor performance and rates, and projections related to material and overhead costs including expected "learning curve" cost reductions over the term of the contract. Estimated revenues and costs also take into account the expected impact of specific contingencies that the Company believes are probable.
Estimated revenue for the A350 XWB program includes an estimate for probable recoveries asserted against the Company's customer for changes in specifications. Although the Company continues to project margins on the A350 XWB fuselage and wing contracts to be near or at break-even, there is still a substantial amount of risk similar to what the Company has experienced on other development programs. Specifically, the Company's ability to successfully negotiate favorable pricing and other terms with Airbus and the Company's suppliers, to manage supplier performance, execute cost reduction strategies, hire and retain skilled production and management personnel, execute quality and manufacturing processes, manage program schedule delays and adjust to higher rate schedules, among other risks, will determine the ultimate performance of this program and these contracts. There continues to be risk of additional forward loss associated with the fuselage recurring contract as the Company works through production, supply chain and customer issues.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Estimates of revenues and costs for the Company's contract blocks span a period of multiple years and are based on a substantial number of underlying assumptions. The Company believes that the underlying assumptions are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the revenue and cost streams can be significant if the assumptions change. Estimates of profit margins for contract accounting blocks are typically reviewed on a quarterly basis. Assuming the initial estimates of sales and costs under the contract block are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract block. Changes in these underlying estimates due to revisions in sales and cost estimates may result in profit margins being recognized unevenly over a contract block as such changes are accounted for on a cumulative basis in the period estimates are revised, which the Company refers to as cumulative catch-up adjustments. The Company's Estimate at Completion estimating process is not solely an accounting process, but is instead an integrated part of the management of the Company's business, involving numerous personnel in the Company's planning, production control, contracts, cost management, supply chain and program and business management functions.
For revenues not recognized under the contract method of accounting, the Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Shipping and handling costs are included in cost of sales. Revenues earned from providing maintenance services, including any contracted research and development, are recognized when the service is complete or other contractual milestones are attained. Revenues from non-recurring design work are recognized based on substantive milestones that are indicative of the Company's progress toward completion. Non-recurring revenues, which are derived primarily from engineering and design efforts, were $305.5, $255.6 and $239.4 for each of the periods ended December 31, 2014, 2013 and 2012, respectively.
As required by FASB authoritative guidance related to accounting for consideration given by a vendor to a customer, under an agreement with Airbus, certain payments are amortized as a reduction to revenues on units delivered. Additionally, in 2012 the Company began making certain payments related to the Gulfstream G280 and G650 programs. The Company recognized $111.8, $28.6, and $51.1 as a reduction to net revenues for each of the periods ended December 31, 2014, 2013 and 2012, respectively.
Developments on New and Maturing Programs
A significant portion of the Company's future revenues is expected to be derived from new and maturing programs, most notably the B787, A350 XWB and BR725 on which the Company may be contracted to provide design and engineering services, recurring production, or both. There are several risks inherent to such new and maturing programs. In the design and engineering phase, the Company may incur costs in excess of the Company's forecasts due to several factors, including cost overruns, customer-directed change orders and delays in the overall program. The Company may also incur higher than expected recurring production costs, which may be caused by a variety of factors, including the future impact of engineering changes (or other change orders) or the Company's inability to secure contracts with its suppliers at projected cost levels. The Company's ability to recover these excess costs from the customer will depend on several factors, including the Company's rights under its contracts for the new and maturing programs. In determining the Company's profits and losses in accordance with the percentage-of-completion method of contract accounting, the Company is required to make significant assumptions regarding its future costs and revenues, as well as the estimated number of units to be manufactured under the contract and other variables. The Company continually review and update the Company's assumptions based on market trends and its most recent experience. If the Company makes material changes to its assumptions, such as a reduction in the estimated number of units to be produced under the contract (which could be caused by emerging market trends or other factors), an increase in future production costs or a change in the recoverability of increased design or production costs, the Company may experience negative cumulative catch-up adjustments related to revenues previously recognized. In some cases, the Company may recognize forward loss amounts.
Research and Development
Research and development includes costs incurred for experimentation, design and testing and are expensed as incurred as required under FASB authoritative guidance pertaining to accounting for research and development costs.
Joint Venture
The value of the Company's 31.5% ownership interest in Taikoo Spirit AeroSystems Composite Co. Ltd. totaled $0.5 at December 31, 2014 and is accounted for under the equity method of accounting.
Cash and Cash Equivalents
Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with industry practice, the Company classifies unbilled receivables related to contracts accounted for under the long-term contract method of accounting, as current. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables. Account balances are charged off against the allowance after the potential for recovery is considered remote. The Company's allowance for doubtful accounts was approximately $0.5 and $0.2 at December 31, 2014 and December 31, 2013, respectively. Also included in accounts receivable are amounts held in retainage which, as of December 31, 2014 and December 31, 2013, are all related to Gulfstream and represent amounts due on G650 deliveries from 2010 through the third quarter of 2013. The Company settled this matter with Gulfstream on February 13, 2015.  See Note 21, "Commitments, Contingencies and Guarantees," for further discussion regarding the settlement.
Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned in which the recovery will occur over the term of the contract, which could exceed one year.
Inventory
Raw materials are stated at lower of cost (principally on an actual or average cost basis) or market. Inventoried costs attributed to units delivered under long-term contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept which anticipates a predictable decrease in unit costs. Lower unit costs are achieved as tasks and production techniques become more efficient through repetition, supply chain costs are reduced as contracts are negotiated and design changes result in lower cost. This cost averaging usually results in an increase in inventory (referred to as "excess-over-average" or "deferred production costs") during the early years of a contract. These costs are deferred only to the extent the amount of actual or expected excess-over-average is reasonably expected to be fully offset by lower-than-average costs in future periods of a contract. If in-process inventory plus estimated costs to complete a specific contract exceed the actual plus anticipated remaining sales value of such contract, such excess is charged to cost of sales in the period the loss becomes known, thus reducing inventory to estimated realizable value. Costs in inventory include amounts relating to contracts with long production cycles, some of which are not expected to be realized within one year.
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
The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal-use computer software in accordance with FASB authoritative guidance pertaining to capitalization of cost for internal-use software. The Company's capitalization policy includes specifications that the software must have a service life greater than one year, is legally and substantially owned by Spirit, and has an acquisition cost of greater than $0.1.
Intangible Assets
Intangible assets are initially recorded at estimated fair value and are comprised of patents, favorable leasehold interests, and customer relationships that are amortized on a straight-line basis over their estimated useful lives, ranging from 6 to 16 years

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

for patents, 14 to 24 years for favorable leasehold interests, and 8 years for customer relationships. As of December 31, 2014, the customer relationships intangible asset was fully amortized.
Impairment or Disposal of Long-Lived Assets and Goodwill
Spirit reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the recorded amount may not be recoverable in accordance with FASB authoritative guidance on accounting for the impairment or disposal of long-lived assets. Under the standard, assets must be classified as either held-for-use or available-for-sale. An impairment loss is recognized when the recorded amount of an asset that is held for use exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the recorded amount of the asset exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets available-for-sale, an impairment loss is recognized when the recorded amount exceeds the fair value less cost to sell. The Company performs an annual impairment test for goodwill in the fourth quarter of each year, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below current value.
Deferred Financing Costs
Costs relating to long-term debt are deferred and included in other long-term assets. These costs are amortized over the term of the related debt or debt facilities and are included as a component of interest expense.
Derivative Instruments and Hedging Activity
The Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. Derivative financial instruments are recognized on the consolidated balance sheets as either assets or liabilities and are measured at fair value. Changes in fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item or when the hedge is no longer effective. Cash flows associated with the Company's derivatives are presented as a component of the operating section of the statement of cash flows. The use of derivatives has generally been limited to interest rate swaps and foreign currency forward contracts. The Company enters into foreign currency forward contracts to reduce the risks associated with the changes in foreign exchange rates on sales and cost of sales denominated in currencies other than the entities' functional currency.
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
At December 31, 2014 the valuation allowance for the Company's U.S. entities’ net deferred tax asset was $256.8. All available evidence, both positive and negative, has been considered to determine whether, based on the weight of that evidence, a valuation allowance for those net assets is needed.
 The primary sources of negative evidence the Company considered were: 1) cumulative U.S. pre-tax losses during the last three years; 2) a history of recording material forward loss charges in the U.S. on the Company's new and maturing programs within the same period; and 3) the ongoing operational and financial risks posed by certain of its newer to maturing programs.
The primary sources of positive evidence the Company considered were: 1) significant order backlog ($46.6 billion at December 31, 2014); 2) transfer of the Gulfstream loss programs to a third party at December 30, 2014; and 3) forecasts of future taxable income (exclusive of reversals of temporary differences and carryforwards).

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, the Company assigned the lowest weighting to the positive evidence regarding future taxable income (exclusive of reversing taxable temporary differences), increased weighting to the Gulfstream transfer and significant order backlog, and the highest weighting to the negative evidence of cumulative recent pre-tax losses and forward loss charges, combined with the risks inherent in certain new and maturing programs mentioned above.
Continued profitable operations are required before the Company would change its judgment regarding the need for a full valuation allowance against its net deferred tax assets.  Accordingly, although the Company was profitable in 2014, inclusive of the impact of the loss on sale related to the Gulfstream G280 and Gulfstream G650 programs, the Company continues to record a full valuation allowance against the net deferred tax assets in the U.S.
The Company will continue to evaluate all available positive and negative evidence for all future reporting periods and continued improvement in its operating results could lead to reversal of nearly all remaining valuation allowance. In the quarter in which the valuation allowance is released, the Copmany would record an abnormally large tax benefit reflecting the release, which would result in higher earnings per share from net income attributable to the Company.
During 2014, the Company released $167.2 of deferred tax valuation allowance into earnings. This release consists of two primary components: net utilization of underlying deferred tax assets consumed within the normal operations of the company ($49.1), and the realization of remaining deferred tax assets related to the Gulfstream G650 and G280 programs ($118.1). The utilization of these underlying deferred tax assets represent reductions to the Company's 2014 taxable income and will offset current taxes and will be carried back to prior years to offset taxable income in the available carry back period.
Additionally, the Company maintains a $16.2 valuation allowance against separate company state income tax credits and other U.S. issues and $0.6 for other foreign issues which is an increase of $1.3 from the prior year.
The Company records an income tax expense or benefit based on the net income earned or net loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB authoritative guidance on accounting for the uncertainty in income taxes. The final tax outcome for these matters may be different than management's original estimates made in determining the income tax provision. A change to these estimates could impact the effective tax rate and net income or loss in subsequent periods. The Company uses the flow-through accounting method for tax credits. Under this method, tax credits reduce income tax expense.
Stock-Based Compensation and Other Share-Based Payments
Many of the Company's employees are participants in various stock compensation plans. The expense attributable to the Company's employees is recognized over the period the amounts are earned and vested, as described in Note 17 "Stock Compensation."
Service and Product Warranties and Extraordinary Rework
Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are made at the time products are sold. These costs are accrued at the time of the sale and are recorded to unallocated cost of goods sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims, including the experience of industry peers. In the case of new development products or new customers, Spirit considers other factors including the experience of other entities in the same business and management judgment, among others. See Note 21, "Commitments, Contingencies and Guarantees," for the rollfoward of the warranty and extraordinary rework provision as of December 31, 2014, 2013 and 2012.
New Accounting Pronouncements
In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation - Stock Compensation: Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period (FASB ASU 2014-12). This update requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The provisions of FASB ASU 2014-12 are

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

effective in annual periods beginning on or after December 15, 2014 and interim periods within those annual periods. The adoption of FASB ASU 2014-12 is not expected to have a material impact on the Company's consolidated financial statements.

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (FASB ASU 2014-08). This update changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The provisions of FASB ASU 2014-08 are effective in annual periods beginning on or after December 15, 2014 and interim periods within those annual periods. The Company has elected, as permitted by the standard, to early adopt ASU 2014-08 effective for components disposed of or held for sale on or after October 3, 2014, including the divestiture of Gulfstream programs.

3.     Changes in Estimates
The Company has a Company-wide quarterly Estimate at Completion (EAC) process in which management assesses the progress and performance of its contracts. This process requires management to review each program’s progress towards completion by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated contract revenues and estimated contract costs over the current contract block, and any outstanding contract matters. Risks and opportunities include management's judgment about the cost associated with a program’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other contract requirements. The majority of its fixed priced contracts are life of aircraft program contracts. Due to the span of years it may take to complete a contract block and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs at completion is complicated and subject to many variables and, accordingly, is subject to change. When adjustments in estimated total contract block revenue or estimated total costs are required, any changes from prior estimates for delivered units are recognized in the current period for the inception-to-date effect of such changes. When estimates of total costs to be incurred on a contract block exceed estimates of total revenue to be earned, a provision for the entire loss on the contract block is recorded in the period in which the loss is determined. Changes in estimates are summarized below:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Changes in Estimates	December 31, 2014	December 31, 2013	December 31, 2012
Favorable (Unfavorable) Cumulative Catch-up Adjustment by Segment
Fuselage	14.8	60.1	(2.4)
Propulsion	18.8	30.0	7.3
Wing	26.8	5.4	9.8
Total Favorable Cumulative Catch-up Adjustment	60.4	95.5	14.7

Reversal of Forward Loss (Forward loss) by Segment and Program
Fuselage
B747	6.7	(41.1)	(6.4)
B787	—	(333.1)	—
B767	4.1	(4.1)	—
Airbus A350 XWB non-recurring	—	(32.7)	—
Airbus A350 XWB recurring	—	(78.6)	—
Bell V280 helicopter	(0.9)	—	—
Total Fuselage Reversal of Forward Loss (Forward Loss)	9.9	(489.6)	(6.4)
Propulsion
B787	—	(30.6)	—
B767	1.1	(12.3)	(8.0)
Rolls-Royce BR725	15.4	(13.3)	(151.0)
Total Propulsion Reversal of Forward Loss (Forward Loss)	16.5	(56.2)	(159.0)
Wing
B747	—	—	(5.1)
B787	—	(58.3)	(184.0)
Airbus A350 XWB non-recurring	—	—	(8.9)
G280	(0.3)	(240.9)	(118.8)
G650	—	(288.3)	(162.5)
Total Wing Forward Loss	(0.3)	(587.5)	(479.3)
Total Reversal of Forward Loss (Forward Loss)	26.1	(1,133.3)	(644.7)

Total Change in Estimates	86.5	(1,037.8)	(630.0)
EPS Impact (diluted per share based on statutory rates)	0.38	(4.61)	(2.77)

The Company is currently working on several new and maturing programs which are in various stages of development, including the B787, A350 XWB and BR725 programs. These programs carry risks associated with design responsibility, development of production tooling, production inefficiencies during the initial phases of production, hiring and training of qualified personnel, increased capital and funding commitments, supplier performance, delivery schedules and unique customer requirements.  The Company has previously recorded forward loss charges on these programs. If the risks related to these programs are not mitigated, then the Company could record additional forward loss charges.

2014 Changes in Estimates

Favorable cumulative catch-up adjustments for the periods prior to 2014 and reversals of forward loss were primarily driven by productivity and efficiency improvements, favorable cost performance, mitigation of risk, benefits from increased production rates related to the absorption of fixed costs, increased statement of work on mature programs and favorable pricing negotiations on a maturing program.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

2013 Changes in Estimates

The $422.0 forward loss recorded on the B787 program was primarily due to revised cost estimates to reflect the Company's evaluation of near-term achievable cost reductions and continued deterioration in labor performance at the Tulsa facility related to the transition to the B787-9 derivative. The $240.9 forward loss recorded on the G280 wing program was primarily due to continued deterioration in labor performance at the Tulsa facility and underperformance with respect to supply chain cost reduction. The $288.3 forward loss recorded on the G650 program was primarily due to continued deterioration in labor performance at the Tulsa facility, underperformance with respect to supply chain cost reduction, and settlement of contractual items.  The $78.6 forward loss recorded on the A350 XWB fuselage recurring program was due to production inefficiencies mostly driven by early development discovery and engineering change to the aircraft design, as well as higher than expected test and transportation costs. The $32.7 forward loss recorded on the A350 XWB nonrecurring contract was due to the execution of an agreement with Airbus in 2013 regarding the work scope for the design and tooling related to the -1000 derivative.  The Company recorded $95.5 of favorable cumulative catch-up adjustments related to periods prior to 2013 primarily driven by productivity and efficiency improvements and favorable cost performance on mature programs.

2012 Changes in Estimates

The $184.0 forward loss recorded on the B787 wing program was primarily due to the estimated impact of a customer-mandated recovery plan, including the cost of hiring added workforce, additional costs related to activities to improve quality measures and the delay of the ramp up to full rate production of the fixed leading edge, as well as higher material costs. The $118.8 forward loss recorded on the G280 wing program was primarily due to deterioration in labor performance related to the ramp up in production, reduction in opportunity to redesign for cost, underperformance with respect to supply chain cost reduction, and settlement of contractual items.  The $162.5 forward loss recorded on the G650 wing program was primarily due to deterioration in labor performance related to the ramp up in production, reduction in opportunity to redesign for cost and underperformance with respect to supply chain cost reduction and changes in estimates related to abandonment of a plan to move production to a lower cost jurisdiction outside the United States. The $151.0 forward loss recorded on the BR725 engine nacelle program was primarily due to deterioration in labor performance related to the ramp up in production, reduction in opportunity to redesign for cost and delay in work location transfers.  In addition, the Company recorded forward losses of $8.9 on the Airbus A350 XWB non-recurring wing, $11.5 on the Boeing 747-8 program and $8.0 on the B767 program.  The Company recorded $14.7 of favorable cumulative catch-up adjustments related to periods prior to 2012 primarily driven by productivity and efficiency improvements and favorable cost performance on mature programs.

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
During the twelve months ended December 31, 2013, the Company recorded expenses of $30.3 due to the severe weather event, which represents continued incremental freight, warehousing and other costs which are recorded as incurred.
During the twelve months ended December 31, 2012, the Company recorded a net gain of $146.2 under severe weather event, which represents the settlement amount of $234.9 less cumulative charges of $88.7, which primarily relate to repair, clean-up, asset impairment and incremental freight, labor and warehousing costs to restore normal operations. The Company also recorded a $0.2 impairment charge in this period for certain assets that were destroyed during the severe weather event.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

5.     Accounts Receivable, net
Accounts receivable, net consists of the following:

	December 31, 2014	December 31, 2013
Trade receivables(1)(2)(3)	$598.4	$544.2
Other	7.7	6.8
Less: allowance for doubtful accounts	(0.5)	(0.2)
Accounts receivable, net	$605.6	$550.8
_______________________________________

(1)	Includes unbilled receivables of $26.0 and $33.5 at December 31, 2014 and December 31, 2013, respectively.

(2)	Includes $135.1 held in retainage at December 31, 2014 and December 31, 2013, respectively.

(3)	Includes zero and $24.6 of withheld payments by a customer pending completion of retrofit work at December 31, 2014 and December 31, 2013, respectively.
Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned in which the recovery will occur over the term of the contract, which could exceed one year.
Also included in accounts receivable are amounts held in retainage which, as of December 31, 2014, are all related to Gulfstream and represent amounts due on G650 deliveries from 2010 through the third quarter of 2013. The Company settled this matter with Gulfstream on February 13, 2015.  See Note 21, "Commitments, Contingencies and Guarantees," for further discussion regarding the settlement.
6.     Inventory
Inventories are summarized as follows:

	December 31, 2014	December 31, 2013
Raw materials	$254.5	$240.2
Work-in-process	885.7	1,057.8
Finished goods	46.7	43.7
Product inventory	1,186.9	1,341.7
Capitalized pre-production (1)	223.4	486.2
Deferred production (2)	1,244.3	1,661.2
Forward loss provision	(901.6)	(1,646.5)
Total inventory, net	$1,753.0	$1,842.6
_______________________________________

(1)	For December 31, 2013, $17.9 of work-in-process was reclassified to capitalized pre-production.

(2)	For December 31, 2014, $11.8 of deferred production was reclassified to work-in-process.

Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant statement of work changes considered not reimbursable by the customer can also cause pre-production costs to be incurred. These costs are typically recovered over a certain number of shipset deliveries.
Deferred production includes costs for the excess of production costs over the estimated average cost per shipset, and credit balances for favorable variances on contracts between actual costs incurred and the estimated average cost per shipset for units delivered under the current production blocks.  Recovery of excess-over-average deferred production costs is dependent on the number of shipsets ultimately sold and the ultimate selling prices and lower production costs associated with future production

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

under these contract blocks. The Company believes these amounts will be fully recovered.  Sales significantly under estimates or costs significantly over estimates could result in losses on these contracts in future periods.
Provisions for anticipated losses on contract blocks are recorded in the period in which they become evident (“forward losses”) and included in inventory with any remaining amount reflected in accrued contract liabilities.
Non-recurring production costs include design and engineering costs and test articles.
On December 8, 2014, Spirit entered into an Asset Purchase Agreement with Triumph, to sell Spirit’s Gulfstream programs. The transaction closed on December 30, 2014. The impact of the Gulfstream divestiture resulted in a $287.0 reduction in inventory for the period ended December 31, 2014.
Inventories are summarized by platform and costs below:

	December 31, 2014
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre-Production	Deferred Production	Forward Loss Provision(1)(2)	Total Inventory, net December 31, 2014
B787	227.9	—	102.7	551.6	(606.0)	276.2
Boeing — All other platforms(3)(4)	497.4	7.7	7.4	(8.9)	(38.8)	464.8
A350 XWB(5)	148.7	35.6	76.4	607.6	(120.1)	748.2
Airbus — All other platforms	82.1	—	—	5.6	—	87.7
Rolls-Royce(7)	17.5	—	35.4	83.8	(136.7)	—
Sikorsky	—	8.8	—	—	—	8.8
Bombardier C-Series	3.8	—	—	4.6	—	8.4
Aftermarket	45.2	0.2	—	—	—	45.4
Other platforms	109.7	2.3	1.5	—	—	113.5
Total	$1,132.3	$54.6	$223.4	$1,244.3	$(901.6)	$1,753.0

	December 31, 2013
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre-Production	Deferred Production	Forward Loss Provision(1)(2)	Total Inventory, net December 31, 2013
B787	263.9	14.7	158.2	597.3	(606.0)	428.1
Boeing — All other platforms(3)(4)	517.8	11.6	11.4	(20.7)	(55.8)	464.3
A350 XWB(5)	166.7	42.5	76.5	388.8	(120.8)	553.7
Airbus — All other platforms	83.2	—	—	18.8	—	102.0
G280(6)	46.9	—	4.9	233.7	(285.5)	—
G650	59.2	—	192.7	373.3	(450.8)	174.4
Rolls-Royce(7)	15.8	—	42.5	69.3	(127.6)	—
Sikorsky	—	5.4	—	—	—	5.4
Bombardier C-Series	9.1	—	—	0.7	—	9.8
Aftermarket	37.0	—	—	—	—	37.0
Other platforms	67.1	0.8	—	—	—	67.9
Total	$1,266.7	$75.0	$486.2	$1,661.2	$(1,646.5)	$1,842.6
_______________________________________

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

(1)	Forward loss charges, net of forward loss charge reversals, taken since January 1, 2012 on blocks that have not closed.

(2)
Forward loss charges taken through December 31, 2011 were reflected within capitalized pre-production, non-recurring and inventory for the respective programs and are therefore not reflected as part of the Forward Loss Provision presented.  The cumulative forward loss charges, net of contract liabilities, reflected within capitalized pre-production, non-recurring and inventory were $3.0, $177.6 and $29.0 for the A350 XWB, G280 and Sikorsky programs, respectively.

(3)
Forward loss charges recorded in prior periods on the fuselage portion of the B747 program exceeded the total inventory balance for the fuselage portion of the program. The excess of charge over program inventory is classified as a contract liability and reported in other current liabilities. The total contract liability was zero and $3.9 as of December 31, 2014 and December 31, 2013, respectively.

(4)
Forward loss charges recorded in prior periods on the propulsion portion of the B767 program exceeded the inventory balance for the propulsion portion of the program. The excess of charge over program inventory is classified as a contract liability and reported in other current liabilities. The total contract liability was $2.1 and $5.8 as of December 31, 2014 and December 31, 2013, respectively.

(5)
In the fourth quarter of 2014, deferred production in the amount of $11.8 was reclassified to non-recurring inventory. In 2013, non-recurring inventory in the amount of $17.9 was reclassified to capitalized pre-production.

(6)
Forward loss charges recorded in prior periods on the G280 program exceeded the total inventory balance.  The excess of charge over program inventory is classified as a contract liability and reported in other current liabilities. The total contract liability was $74.2 as of December 31, 2013.

(7)
Forward loss charges recorded in prior periods on the Rolls-Royce BR725 program exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability and reported in other current liabilities.  The total contract liability was $12.2 and $36.7 as of December 31, 2014 and December 31, 2013, respectively.

The following is a roll forward of the capitalized pre-production costs included in the inventory balance at December 31, 2014 and December 31, 2013:

	2014 (1)	2013
Balance, January 1	$486.2	$524.6
Charges to costs and expenses	(265.3)	(64.8)
Capitalized costs	2.5	26.4
Balance, December 31	$223.4	$486.2
_______________________________________

(1)	Decrease in capitalized pre-production primarily due to the divestiture of Gulfstream programs.

The following is a roll forward of the deferred production included in the inventory balance at December 31, 2014 and December 31, 2013:

	2014 (1)	2013
Balance, January 1	$1,661.2	$1,173.8
Charges to costs and expenses	(1,179.2)	(591.2)
Capitalized costs	773.8	1,072.8
Exchange rate	(11.5)	5.8
Balance, December 31	$1,244.3	$1,661.2
_______________________________________

(1)	Decrease in deferred production primarily due to the divestiture of Gulfstream programs.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Significant amortization of capitalized pre-production and deferred production inventory will occur over the following contract blocks:

	Contract Block Quantity	Orders(1)
B787	500	843
A350 XWB	400	780
Rolls-Royce	350	196
_______________________________________

(1)
Orders are from the published firm-order backlogs of Airbus and Boeing. For all other programs, orders represent purchase orders received from OEMs and are not reflective of OEM sales backlog. Orders reported are total block orders, including delivered units.

Current block deliveries are as follows:

Model	Current Block Deliveries
B787	282
A350 XWB	27
Rolls-Royce	134

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
7.     Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	December 31, 2014	December 31, 2013
Land	$17.1	$17.9
Buildings (including improvements)	572.9	566.0
Machinery and equipment	1,125.5	1,084.0
Tooling	841.2	801.6
Capitalized software	208.3	172.2
Construction-in-progress	138.3	130.2
Total	2,903.3	2,771.9
Less: accumulated depreciation	(1,119.7)	(968.6)
Property, plant and equipment, net	$1,783.6	$1,803.3
Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $4.0 and $5.8 for the twelve months ended December 31, 2014 and 2013, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs, excluding the impact of the April 2012 severe weather event, of $113.4, $112.5 and $124.2 for the twelve months ended December 31, 2014, 2013 and 2012, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software. Depreciation expense related to capitalized software was $18.3, $19.6 and $18.6 for the twelve months ended December 31, 2014, 2013 and 2012, respectively.
Spirit reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the recorded amount may not be recoverable. The Company evaluated the long-lived assets at its locations and determined that a $13.1 impairment primarily related to abandoned construction-in-progress projects was necessary for the period ended December 31, 2014.
8.     Other Assets
Other assets are summarized as follows:

	December 31, 2014	December 31, 2013
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Customer relationships	26.9	28.7
Total intangible assets	35.1	36.9
Less: Accumulated amortization-patents	(1.5)	(1.3)
Accumulated amortization-favorable leasehold interest	(3.5)	(3.1)
Accumulated amortization-customer relationships	(26.9)	(27.8)
Intangible assets, net	3.2	4.7
Deferred financing
Deferred financing costs	101.2	80.5
Less: Accumulated amortization-deferred financing costs(1)	(79.5)	(56.3)
Deferred financing costs, net	21.7	24.2
Other
Goodwill — Europe	2.9	3.0
Equity in net assets of affiliates	1.9	1.4
Customer supply agreement(2)	34.3	37.6
Restricted Cash (see Note 21)	19.9	—
Other	39.7	36.2
Total	$123.6	$107.1
_______________________________________

(1)	Includes charges related to debt extinguishment of $15.1 for the period ended December 31, 2014.

(2)	Under an agreement with the Company's customer Airbus, certain payments accounted for as consideration given by the Company to Airbus are being amortized as a reduction to net revenues.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

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
As part of the Company's ongoing participation in the B787-9 program, the Company received research and development milestone payments of $11.4 and $18.3 for each of the twelve months ended December 31, 2014 and 2013, respectively. Revenue and cost associated with the performance of this research and development are included in program revenue and costs.
10.   Advance Payments and Deferred Revenue/Credits
Advance payments. Advance payments are those payments made to Spirit by customers in contemplation of the future performance of services, receipt of goods, incurrence of expenditures, or for other assets to be provided by Spirit under a contract and are repayable if such obligation is not satisfied. The amount of advance payments to be recovered against production units expected to be delivered within a year is classified as a short-term liability on the Company's consolidated balance sheet, with the balance of the unliquidated advance payments classified as a long-term liability.
On April 8, 2014, the Company signed a memorandum of agreement with Boeing which suspends advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment will be commence on April 1, 2015 and any repayments which otherwise would have become due during such twelve-month period will offset the purchase price for shipset 1,001 and beyond.
Deferred revenue/credits. Deferred revenue/credits generally consist of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables or amounts that could be required to be refunded if certain performance obligations or conditions are not met. These payments are classified as deferred revenue/credits on the Company's condensed consolidated balance sheet when received and recognized as revenue as the production units are delivered or performance obligations or conditions are met.
Advance payments and deferred revenue/credits are summarized by platform as follows:

	December 31, 2014	December 31, 2013
B737	$16.2	$18.7
B787	581.1	600.2
A350 XWB	224.3	243.9
Airbus — All other platforms	4.1	7.3
Gulfstream	4.4	22.0
Other	19.8	21.0
Total advance payments and deferred revenue/credits	$849.9	$913.1

11.   Government Grants
The Company received grants in the form of government funding for a portion of the site construction and other specific capital asset costs at the Company's Kinston, North Carolina and Subang, Malaysia sites. Deferred grant income is being amortized as a reduction to production cost. Amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the production lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period, which began in 2010, in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income is being amortized based on the lives of the eligible assets constructed with the grant funds as there are no performance criteria. The assets related to deferred grant income are consolidated within property, plant, and equipment.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Deferred grant income liability, net consists of the following:

	2014	2013
Balance, January 1	$116.8	$123.5
Grant liability amortized	(1.3)	—
Grant income recognized	(7.3)	(7.3)
Exchange rate	(1.9)	0.6
Total deferred grant income liability, December 31	$106.3	$116.8
The asset value related to the deferred grant income consists of the following:

	2014	2013
Beginning Balance, January 1	$120.3	$124.9
Amortization	(5.1)	(5.1)
Exchange rate	(2.0)	0.5
Total asset value related to deferred grant income, December 31	$113.2	$120.3

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

	Fair Value Measurements
	December 31, 2014			At December 31, 2014 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$88.3	$88.3	$—	$88.3	$—	$—
Interest Rate Swaps	$(1.1)	$—	$(1.1)	$—	$(1.1)	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

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

	December 31, 2014			December 31, 2013
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan (including current portion)	$534.4	$527.1	(1)	$538.2	$541.9	(1)
Senior unsecured notes due 2017	—	—	(1)	296.4	309.0	(1)
Senior unsecured notes due 2020	300.0	320.3	(1)	300.0	323.4	(1)
Senior unsecured notes due 2022	299.5	304.7	(1)	—	—	(1)
Malaysian loan	6.7	5.8	(2)	10.0	8.5	(2)
Total	$1,140.6	$1,157.9		$1,144.6	$1,182.8
_______________________________________

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

13.   Derivative and Hedging Activities
The Company enters into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. The Company could enter into foreign currency hedge contracts to reduce the risks associated with the changes in foreign exchange rates on sales and cost of sales denominated in currencies other than the entities' functional currency. The Company does not use contracts for speculative or trading purposes. On the inception date, the Company designates a derivative contract as either a fair value or cash flow hedge. The Company formally documents the hedging relationship between the hedging instrument and the hedged item, as well as its risk-management objective and strategy for undertaking the hedge, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed and a description of the method of measuring ineffectiveness. The Company assesses, both at the hedges' inception and on a quarterly basis, whether the derivative item is effective in offsetting changes in fair value or cash flows. Any gains or losses on hedges are included in earnings when the underlying transaction that was hedged occurs.
 The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values. The Company has applied these valuation techniques as of December 31, 2014 and believes it has obtained the most accurate information available for the types of derivative contracts it holds. The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions, which are expected to be able to fully perform under the terms of the agreement.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

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
The Company enters into master netting arrangements for its derivatives to mitigate the credit risk of financial instruments. The Company has certain derivative instruments covered by master netting arrangements whereby, in the event of a default as defined by the senior secured credit facility or termination event, the non-defaulting party has the right to offset any amounts payable against any obligation of the defaulting party under the same counterparty agreement. The master netting arrangements do not impact the consolidated balance sheet for December 31, 2014 or December 31, 2013.
Interest Rate Swaps
The Company enters into floating-to-fixed interest rate swap agreements periodically. During the third quarter of 2014, the Company entered into a new interest rate swap agreement to replace the interest rate swap agreement which matured in July 2014. Because the critical terms of the interest rate swap and hedged item coincide, the hedge is expected to exactly offset changes in expected cash flows as a result of fluctuations in 1-month LIBOR over the term of the hedge. The effectiveness of the hedge relationship will be assessed on a quarterly basis during the life of the hedge to confirm that the critical terms of the swap coincide with the term loan. Should the critical terms no longer match exactly, the hedge effectiveness will be measured by evaluating the cumulative dollar offset ratio for the actual derivative and the hedged item.
As of December 31, 2014, the Company had one outstanding interest rate swap agreement which had a notional amount of $250.0.

Notional Amount(1)	Expires	Variable Rate	Fixed Rate(2)	Effective Fixed Rate(3)	Fair Value, December 31, 2014
$250.0	September 2018	1 Month LIBOR	1.636%	4.136%	$(1.1)
_______________________________________

(1)	The notional amount will reduce to $150.0 in September 2017.

(2)	The fixed rate represents the rate at which interest is paid by the Company pursuant to the terms of its interest rate swap agreement.

(3)	The effective Term B fixed interest rate represents the fixed rate of the derivative instrument plus the 250 basis point margin above the greater of 1-month LIBOR or 75 basis points.

The purpose of entering into the swaps was to reduce the Company's exposure to variable interest rates. The interest rate swap settles on a monthly basis when interest payments are made. These settlements will occur through the maturity date. The interest rate swaps are being accounted for as cash flow hedges in accordance with FASB authoritative guidance. The fair value of the interest rate swaps was a liability (unrealized loss) of $1.1 and $1.4 at December 31, 2014 and December 31, 2013, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table summarizes the Company's fair value of outstanding derivatives at December 31, 2014 and December 31, 2013:

	Other Liability Derivatives
	December 31, 2014	December 31, 2013
Derivatives designated as hedging instruments
Interest rate swaps
Current	$1.1	$1.4
Total derivatives designated as hedging instruments	1.1	1.4
Total derivatives	$1.1	$1.4
The impact on other comprehensive income ("OCI") and earnings from cash flow hedges for the twelve months ended December 31, 2014 and December 31, 2013 was as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI, net of tax, on Derivative (Effective Portion)		Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	For the Twelve Months Ended			For the Twelve Months Ended
	December 31, 2014	December 31, 2013		December 31, 2014	December 31, 2013
Interest rate swaps	$(1.1)	$—	Interest expense	$(0.5)	$—
Total	$(1.1)	$—		$(0.5)	$—

Gains and losses accumulated in OCI for interest rate swaps are reclassified into earnings as each interest rate period is reset. During the next twelve months, the Company estimates that a loss of $1.1 will be reclassified from OCI, net of tax, as a charge to earnings from interest rate swaps. Interest rate swaps are placed for a period of time not to exceed the maturity of the Company's senior secured term loan. None of the gains or losses reclassified to earnings were attributable to the discontinuance of cash flow hedges.

The impact on earnings from interest rate swaps that matured and were no longer effective was a loss of $0.1 and a loss of $0.8 for the twelve months ended December 31, 2014 and December 31, 2013, respectively, which is reflected in Other Income on the Condensed Consolidated Statement of Operations.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

14.   Debt
Total debt shown on the balance sheet is comprised of the following:

	December 31, 2014		December 31, 2013
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan	$5.5	$528.9	$5.5	$532.7
Senior notes due 2017	—	—	—	296.4
Senior notes due 2020	—	300.0	—	300.0
Senior notes due 2022	—	299.5	—	—
Malaysian term loan	3.0	3.7	3.0	7.0
Present value of capital lease obligations	0.9	12.0	1.1	14.2
Other	—	—	7.2	0.2
Total	$9.4	$1,144.1	$16.8	$1,150.5
Senior Secured Credit Facilities
On April 18, 2012, Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings Inc., as parent guarantor, and certain of its subsidiaries entered into a $1,200.0 senior secured Credit Agreement (the “Credit Agreement”) consisting of a $650.0 revolving credit facility and a $550.0 term loan B facility. The revolving credit facility matures April 18, 2017 and bears interest, at Spirit's option, at either LIBOR, or a defined "base rate" plus an applicable margin based on Spirit's debt-to-EBITDA ratio (see table below). On March 18, 2014, the Company entered into Amendment No. 3 to the Credit Agreement. The amendment provided for a new $540.4 senior secured term loan B with a maturity date of September 15, 2020, which replaced the $540.4 term loan B that was scheduled to mature on April 18, 2019. The new term loan bears interest, at Spirit’s option, at LIBOR plus 2.50% with a LIBOR floor of 0.75% or base rate plus 1.50%. The amendment also provided that (i) any failure to comply with the financial covenants will not constitute an event of default with respect to the new term loan, however the financial covenants continue to apply to the revolving credit facility under the Credit Agreement and the administrative agent or the requisite number of lenders (the “Requisite Revolving Lenders”) may accelerate the obligations under the revolving credit facility and (ii) the financial covenants may be amended or waived by the Requisite Revolving Lenders. Substantially all of Spirit's assets, including inventory and property, plant and equipment, were pledged as collateral for both the term loan and the revolving credit facility. As of December 31, 2014, the outstanding balance of the term loan was $534.9 and the carrying amount of the term loan was $534.4. As of December 31, 2013, the outstanding balance of the term loan was $540.4 and the carrying amount was $538.2. As a result of extinguishment of the old term loan, the Company recognized a loss on extinguishment of debt of $4.6 and incurred third party fees of $0.5. Of this total charge of $5.1 related to extinguishment of the old term loan, $3.5 is reflected within amortization of deferred financing fees and $1.6 is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2014. The amount outstanding under the revolving credit facility was zero as of December 31, 2014 and December 31, 2013.
In addition to paying interest on outstanding principal under the Credit Agreement, Spirit is required to pay an unused line fee on the unused portion of the commitments under the revolving credit facility based on Spirit's debt-to-EBITDA ratio (see table below). Spirit is required to pay letter of credit fees equal to the applicable margin for LIBOR rate revolving credit borrowings with respect to letters of credit issued under the revolving credit facility (see table below). Spirit is also required to pay to the issuing banks that issue any letters of credit, fronting fees in respect of letters of credit and customary administrative fees to the administrative agent. At December 31, 2014, the Company was subject to pricing tier 1. The applicable pricing tier is evaluated and adjusted, if necessary, on a quarterly basis as the debt-to-EBITDA ratio fluctuates.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Pricing Tier	Debt-to-EBITDA Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Rate Loans	Base Rate Loans
1	≥3.0:1	0.450%	2.50%	2.50%	1.50%
2	<3.0:1 but ≥2.25:1	0.375%	2.25%	2.25%	1.25%
3	<2.25:1 but ≥1.75:1	0.300%	2.00%	2.00%	1.00%
4	<1.75:1	0.250%	1.75%	1.75%	0.75%
The Credit Agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements. Additionally, provided no event of default has occurred and Spirit AeroSystems, Inc. and its subsidiaries are in compliance with financial covenants, Spirit AeroSystems, Inc. is permitted to pay dividends to Spirit AeroSystems Holdings Inc. limited in amount by restrictions described in the Credit Agreement. Substantially all the net assets of Spirit AeroSystems Inc. and its subsidiaries were restricted as of December 31, 2014.
The Credit Agreement also contains the following financial covenants (as defined in the Credit Agreement), which were suspended through December 31, 2014 as described in Amendment No. 2 to the Credit Agreement effective August 2, 2013.

Senior Secured Leverage Ratio	Shall not exceed 2.75:1.0
Interest Coverage Ratio	Shall not be less than 4.0:1.0
Total Leverage Ratio	Shall not exceed 4.0:1.0
During the period in which the existing financial covenant ratios were suspended, the amendment required Spirit to meet certain minimum liquidity and borrowing base requirements. The Total Secured Outstandings (as defined in the Credit Agreement) was not to exceed the Aggregate Borrowing Base Amount (as defined in the Credit Agreement) that Spirit was required to maintain. Additionally, Minimum Liquidity (as defined in the Credit Agreement) was not to be less than $500.0.
On June 3, 2014, the Company entered into Amendment No. 4 to its senior secured Credit Agreement. The amendment permitted the Company to incur certain debt and make certain restricted payments during the suspension period imposed upon the Company, including the payment for the repurchase of 4 million shares of the Company's class A common stock made in June 2014.
As of December 31, 2014, we were and expect to remain in full compliance with all covenants contained within the Credit Agreement through December 31, 2015.
Senior Notes
On November 18, 2010, the Company issued $300.0 aggregate of 6.75% Senior Notes due December 15, 2020 (the "2020 Notes"), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and Spirit's existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2020 Notes was $300.0 as of December 31, 2014.

On September 30, 2009, we issued $300.0 of 7.50% Senior Notes due October 1, 2017 (the “2017 Notes”), with interest payable on April 1 and October 1 of each year, beginning April 1, 2010. On March 4, 2014, the Company commenced a cash tender offer to purchase any and all of the $300.0 outstanding principal amount of its 2017 Notes and a consent solicitation to amend the indenture governing the 2017 Notes (the "2017 Notes Indenture") and eliminate substantially all of the restrictive covenants and certain default provisions applicable to the 2017 Notes (the "Tender Offer"). Holders of 2017 Notes who validly tendered their 2017 Notes prior to March 17, 2014 received, in whole dollars, total consideration of $1,041.25 per $1,000 principal amount, which included a consent payment of $30.00 per $1,000 principal amount, in whole dollars. Tender and consent fees related to the early extinguishment of debt was $9.4, which is included within debt issuance cost on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2014.

As a result of the extinguishment of the 2017 Notes, the Company recognized a loss on extinguishment of bonds of $13.4 and incurred third party fees of $1.1. Of this total charge of $14.5 related to extinguishment of the notes, $11.6 is reflected within

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

amortization of deferred financing fees and $2.9 is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2014.

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

On March 18, 2014, the Company issued the $300.0 aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.5 as of December 31, 2014.

The indenture governing the 2022 Notes (the "2022 Notes Indenture") contains covenants that limit Spirit’s, the Company's and certain of Spirit’s subsidiaries’ ability to (i) incur additional debt, (ii) pay dividends, redeem stock or make other distributions, (iii) make other restricted payments and investments, (iv) create liens without granting equal and ratable liens to the holders of the 2022 Notes, (v) enter into sale and leaseback transactions, (vi) merge, consolidate or transfer or dispose of substantially all of their assets, and (vii) enter into certain types of transactions with affiliates. These covenants are subject to a number of qualifications and limitations. In addition, the 2022 Notes Indenture limits Spirit’s, the Company’s and the guarantor subsidiaries’ ability to engage in businesses other than businesses in which such companies are engaged on the date of issuance of the 2022 Notes and related businesses.

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

On May 1, 2014, Spirit called for redemption of the $72.8 aggregate of 2017 Notes outstanding following the expiration of the Tender Offer. The 2017 Notes were redeemed at a redemption price equal to 103.75% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. Following the redemption, none of the 2017 Notes remained outstanding.
As of December 31, 2014, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2022 Notes and the 2020 Notes through December 31, 2015.
Malaysian Facility Agreement
On June 2, 2008, the Company's wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia ("RM") 69.2 (approximately USD $20.0 equivalent) (the "Malaysia Facility"), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM3.3 (approximately USD $1.0) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum. As of December 31, 2014 and December 31, 2013, the Malaysia Facility loan balance was $6.7 and $10.0, respectively.
French Factory Capital Lease Agreement
On July 17, 2009, the Company's indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace-related component assembly plant in Saint-Nazaire, France. Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of December 31, 2014 and December 31, 2013, the Saint-Nazaire capital lease balance was $8.8 and $10.7, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Nashville Design Center Capital Lease Agreement
On September 21, 2012, the Company entered into a capital lease agreement for $2.6 for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components. Lease payments are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months. As of December 31, 2014 and December 31, 2013, the Nashville Design Center capital lease balance was $2.3 and $2.5, respectively.
15.   Pension and Other Post-Retirement Benefits
Multi-employer Pension Plan
In connection with the collective bargaining agreement signed with the International Association of Machinists and Aerospace Workers (IAM), the Company contributes to a multi-employer defined benefit pension plan (IAM National Pension Fund). The level of contribution, as specified in the bargaining agreement was, in whole dollars, $1.70 per hour of employee service as of July 1, 2014. The IAM bargaining agreement provides for a $0.05 per hour increase, in whole dollars, effective July 1 of each year through 2019.
The collective bargaining agreement with the UAW requires the Company to contribute a specified amount per hour of service to a multi-employer defined benefit pension plan (IAM National Pension Fund). The specified amount was $1.50 in 2013. Per the negotiated UAW collective bargaining agreement, the pension contributions, in whole dollars, will be as follows:
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

The following table summarizes the multi-employer plan to which the Company contributes:

		Pension Protection Act Zone Status							Expiration Date of Collective- Bargaining Agreement
				FIP/RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed
Pension Fund		2013	2014		2012	2013	2014
IAM National Pension Fund	51-60321295	Green	Green	No	$25.9	$27.9	$33.1	No	IAM June 27, 2020 UAW November 30, 2020
Pension Fund	Year Company Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan's Year-End)
IAM National Pension Fund	2012, 2013, 2014
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The Company recorded $36.0, $39.1 and $39.5 in contributions to these plans for the twelve months ended December 31, 2014, 2013 and 2012, respectively.
On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who are hired after the date of acquisition. Under the plan, the Company contributes 8% of base salary while participating employees are required to contribute 4% of base salary. The Company recorded $7.0 in contributions to this plan for the period ended December 31, 2014, $1.8 in contributions for the period ended December 31, 2013 and $0.8 in contributions for the period ended December 31, 2012.
Defined Benefit Pension Plans
Effective June 17, 2005, pension assets and liabilities were spun-off from three Boeing qualified plans into four qualified Spirit AeroSystems plans for each Spirit employee who did not retire from Boeing by August 1, 2005. Effective December 31, 2005, all four qualified plans were merged together. In addition, Spirit has one nonqualified plan providing supplemental benefits to executives (SERP) who transferred from a Boeing nonqualified plan to a Spirit AeroSystems plan and elected to keep their benefits in this plan. Both plans are frozen as of the date of the Boeing Acquisition (i.e., no future service benefits are being earned in these plans). The Company intends to fund its qualified pension plan through a trust. Pension assets are placed in trust solely for the benefit of the pension plans' participants and are structured to maintain liquidity that is sufficient to pay benefit obligations.
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
Other Post-Retirement Benefit Plans
We also have post-retirement health care coverage for eligible U.S. retirees and qualifying dependents prior to age 65. Eligibility for employer-provided benefits is limited to those employees who were employed at the date of the Boeing Acquisition and retire on or after attainment of age 62 and 10 years of service. Employees who do not satisfy these eligibility requirements can retire with post-retirement medical benefits at age 55 and 10 years of service, but they must pay the full cost of medical benefits provided.
Obligations and Funded Status
The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the consolidated balance sheets for the fiscal years 2014 and 2013. Benefit obligation balances presented in the tables reflect the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the Company's pension plans, and accumulated post-retirement benefit obligations (APBO) for the Company's post-retirement medical plan. The Company uses an end of fiscal year measurement date of December 31 for the Company's U.S. pension and post-retirement medical plans.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2014	2013	2014	2013
Change in projected benefit obligation:
Beginning balance	$949.4	$1,080.3	$71.6	$75.7
Service cost	—	—	2.3	2.8
Employee contributions	—	—	0.2	—
Interest cost	45.9	42.9	2.7	2.1
Actuarial (gains) and losses	173.2	(148.5)	0.8	(8.6)
Special Termination Benefits	1.6	(4.1)	1.7	—
Benefits paid	(45.7)	(21.2)	(1.8)	(0.4)
Projected benefit obligation at the end of the period	$1,124.4	$949.4	$77.5	$71.6
Assumptions used to determine benefit obligation:
Discount rate	3.99%	4.89%	3.14%	3.89%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	7.62%	8.05%
Ultimate trend rate	N/A	N/A	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	2030	2030
Change in fair value of plan assets:
Beginning balance	$1,179.3	$1,149.0	$—	$—
Actual return on assets	177.3	51.5	—	—
Employer contributions to plan	—	—	1.5	0.4
Employee contributions to plan	—	—	0.3	—
Benefits paid	(45.7)	(21.2)	(1.8)	(0.4)
Expenses paid	—	—	—	—
Ending balance	$1,310.9	$1,179.3	$—	$—
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$186.5	$230.0	$(77.5)	$(71.6)
Net amounts recognized	$186.5	$230.0	$(77.5)	$(71.6)
Amounts recognized in the balance sheet:
Noncurrent assets	$187.8	$231.1	$—	$—
Current liabilities	(0.1)	—	(5.8)	(2.9)
Noncurrent liabilities	(1.2)	(1.1)	(71.7)	(68.7)
Net amounts recognized	$186.5	$230.0	$(77.5)	$(71.6)
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated gain (loss)	(161.8)	(89.7)	3.4	4.2
Accumulated other comprehensive income (AOCI)	$(161.8)	$(89.7)	$3.4	$4.2
Cumulative employer contributions in excess of net periodic benefit cost	348.3	319.7	(80.9)	(75.8)
Net amount recognized in the balance sheet	$186.5	$230.0	$(77.5)	$(71.6)
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation/APBO	$1.3	$1.1	$77.5	$71.6
Accumulated benefit obligation	1.3	1.1	—	—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2014	2013
Change in projected benefit obligation:
Beginning balance	$78.3	$70.3
Service cost	0.7	7.2
Interest cost	3.7	3.2
Employee contributions	—	0.1
Actuarial (gains) and losses	13.6	9.6
Benefits paid	(1.0)	(0.6)
Expense paid	(0.7)	—
Plan Curtailments	—	(13.1)
Exchange rate changes	(5.5)	1.6
Projected benefit obligation at the end of the period	$89.1	$78.3
Assumptions used to determine benefit obligation:
Discount rate	3.80%	4.75%
Rate of compensation increase	3.15%	3.25%
Change in fair value of plan assets:
Beginning balance	$99.7	$78.8
Actual return on assets	12.5	9.9
Company contributions	0.7	9.0
Employee contributions	—	0.1
Expenses paid	(0.7)	—
Benefits paid	(1.0)	(0.6)
Exchange rate changes	(6.5)	2.5
Ending balance	$104.7	$99.7
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	15.6	21.5
Net amounts recognized	$15.6	$21.5
Amounts recognized in the balance sheet:
Noncurrent assets	$15.6	$21.5
Net amounts recognized	$15.6	$21.5
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated gain (loss)	(2.3)	4.4
Accumulated other comprehensive income (AOCI)	(2.3)	4.4
Prepaid (unfunded accrued) pension cost	17.9	17.1
Net amount recognized in the balance sheet	$15.6	$21.5
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation/APBO	$—	$—
Accumulated benefit obligation	—	—
Fair value of assets	$—	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Annual Expense
The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2014, 2013 and 2012 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.S. Plans	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost (income):
Service cost	$—	$—	$—	$2.3	$2.7	$3.3
Interest cost	45.9	42.9	42.5	2.7	2.1	3.5
Expected return on plan assets	(76.1)	(80.0)	(71.6)	—	—	—
Amortization of net (gain) loss	—	11.8	5.7	—	—	1.2
Special Termination Benefits	1.7	(4.1)	—	1.7	—	—
Net periodic benefit (cost) income	(28.5)	(29.4)	(23.4)	6.7	4.8	8.0
Other changes recognized in OCI:
Total recognized in OCI (income) loss	$72.0	$(131.8)	$72.0	$0.8	$(8.6)	$(15.9)
Total recognized in net periodic benefit cost and OCI	$43.5	$(161.2)	$48.6	$7.5	$(3.8)	$(7.9)
Assumptions used to determine net periodic benefit costs:
Discount rate	4.89%	4.01%	4.69%	3.89%	2.94%	4.23%
Expected return on plan assets	6.50%	7.00%	7.00%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	8.05%	8.50%	8.97%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2030	2030	2030
The estimated net (gain) loss that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year is $3.9 for Pension Benefits and zero for Other Post-Retirement Benefits plans.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2014, 2013 and 2012 are as follows:

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2014	2013	2012
Components of net periodic benefit cost (income):
Service cost	$0.7	$7.2	$7.4
Interest cost	3.6	3.2	2.8
Expected return on plan assets	(5.7)	(4.6)	(3.7)
Amortization of net (gain)	—	(0.1)	—
Curtailment (gain) loss recognized	—	(13.1)	—
Net periodic benefit (cost) income	$(1.4)	$(7.4)	$6.5
Other changes recognized in OCI:
Total income recognized in OCI	$6.8	$4.5	$(4.9)
Total recognized in net periodic benefit cost and OCI	$5.4	$(2.9)	$1.6
Assumptions used to determine net periodic benefit costs:
Discount rate	4.75%	4.70%	4.80%
Expected return on plan assets	5.80%	5.80%	5.80%
Salary increases	3.25%	3.10%	3.20%
The estimated net (gain) loss that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year for the U.K. plan is zero.
Assumptions
The Company sets the discount rate assumption annually for each of its retirement-related benefit plans as of the measurement date, based on a review of projected cash flow and a long-term high-quality corporate bond yield curve. The discount rate determined on each measurement date is used to calculate the benefit obligation as of that date, and is also used to calculate the net periodic benefit (income)/cost for the upcoming plan year. During 2014, the Society of Actuaries released updated mortality tables (RP-2014) and an updated mortality improvement scale (MP-2014) which are reflected in the assumptions used to measure pension and other post-retirement benefit obligations. Actuarial gains and losses are amortized using the corridor method over the average working lifetimes of active participants/membership.
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
A one-percentage point increase in the initial through ultimate assumed health care trend rates would have increased the accumulated post-retirement benefit obligation by $5.6 at December 31, 2014 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2014 by $0.4. A one-percentage point decrease would have decreased the obligation by $5.1 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2014 by $0.4.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

U.S. Plans
The Company's investment objective is to achieve long-term growth of capital, with exposure to risk set at an appropriate level. This objective shall be accomplished through the utilization of a diversified asset mix consisting of equities (domestic and international) and taxable fixed income securities. The allowable asset allocation range is:

Equities	20 - 50%
Fixed income	50 - 80%
Real estate	0 - 7%
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
The Company's plans have asset allocations for the U.S., as of December 31, 2014 and December 31, 2013, as follows:

	2014	2013
Asset Category — U.S.
Equity securities — U.S.	29%	29%
Equity securities — International	4%	4%
Debt securities	65%	65%
Real estate	2%	2%
Total	100%	100%
U.K. Plans
The Trustee's investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan's assets is:

Equity securities	45%
Debt securities	50%
Property	5%
The Company's plans have asset allocations for the U.K., as of December 31, 2014 and December 31, 2013, as follows:

	2014	2013
Asset Category — U.K.
Equity securities	35%	54%
Debt securities	60%	37%
Other	5%	9%
Total	100%	100%
Projected contributions and benefit payments
Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be zero in 2015 and discretionary contributions are not expected in 2015. SERP and post-retirement medical plan contributions in 2015 are not expected to exceed $5.8. Expected contributions to the U.K. plan for 2015 are zero.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The Company monitors its defined benefit pension plan asset investments on a quarterly basis and we believe that we are not exposed to any significant credit risk in these investments.
The total benefits expected to be paid over the next ten years from the plans' assets or the assets of the Company, by country, are as follows:

U.S.	Pension Plans	Other Post-Retirement Benefit Plans
2015	$20.0	$5.8
2016	$24.5	$6.5
2017	$29.2	$6.9
2018	$34.3	$7.5
2019	$39.6	$8.2
2020-2024	$273.5	$41.0

U.K.	Pension Plans
2015	$0.9
2016	$1.0
2017	$1.0
2018	$1.0
2019	$1.0
2020-2024	$5.7
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
Collective Investment Trusts — These investments are public investment vehicles valued using market prices and performance of the fund. The trust allocates notional units to the policy holder based on the underlying notional unit buy (offer) price using the middle market price plus transaction costs. These investments are classified within level 2 of the valuation hierarchy. In addition, the collective investment trust includes a real estate fund which is classified within level 3 of the valuation hierarchy.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

As of December 31, 2014 and December 31, 2013, the pension plan assets measured at fair value on a recurring basis were as follows:

		At December 31, 2014 Using
Description	December 31, 2014 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$0.3	$0.3	$—	$—
Collective Investment Trusts	104.4	—	99.1	5.3
Commingled Equity and Bond Funds	1,310.9	—	1,310.9	—
	$1,415.6	$0.3	$1,410.0	$5.3

		At December 31, 2013 Using
Description	December 31, 2013 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$1.0	$1.0	$—	$—
Collective Investment Trusts	98.7	—	94.0	4.7
Commingled Equity and Bond Funds	1,179.3	—	1,179.3	—
	$1,279.0	$1.0	$1,273.3	$4.7
The table below sets forth a summary of changes in the fair value of the Plan's level 3 investment assets and liabilities for the years ended December 31, 2014 and December 31, 2013:

	December 31, 2014
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$4.7	$0.1	$0.8	$—	$(0.3)	$5.3
	$4.7	$0.1	$0.8	$—	$(0.3)	$5.3

	December 31, 2013
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$3.9	$0.4	$0.4	$—	$—	$4.7
	$3.9	$0.4	$0.4	$—	$—	$4.7

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

16.   Capital Stock
Holdings has authorized 360,000,000 shares of stock. Of that, 200,000,000 shares are class A common stock, par value $0.01 per share, one vote per share, 150,000,000 shares are class B common stock, par value $0.01 per share, one vote per share and 10,000,000 shares are preferred stock, par value $0.01 per share.
In March, June and August 2014, certain selling stockholders sold 22,915,300 shares of the Company's class A common stock at prices to the public ranging from $28.62 to $35.90 per share in secondary offerings of the Company's class A common stock. Following the August offering, Onex no longer held any investment in the Company.
In association with the Boeing Acquisition, Spirit executives with balances in Boeing's Supplemental Executive Retirement Plan (SERP) were authorized to purchase a fixed number of units of Holdings "phantom stock" at $3.33 per unit based on the present value of their SERP balances. Under this arrangement, 860,244 phantom units were purchased. Any payment on account of units may be made in cash or shares of common stock at the sole discretion of Holdings. The balance of SERP units was 227,820 and 305,382 as of December 31, 2014 and December 31, 2013, respectively.
17.   Stock Compensation
Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings' common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.
On April 30, 2014, the Company’s Board of Directors approved an Omnibus Incentive Plan (the "Omnibus Plan"), which replaces the Executive Incentive Plan, Short-Term Incentive Plan, Long-Term Incentive Plan and Director Stock Plan (collectively referred to as "Prior Plans"). No new awards will be granted under the Prior Plans. Outstanding awards under the Prior Plans will continue to be governed by the terms of such plans until exercised, expired, or otherwise terminated or canceled. The adoption of the Omnibus Plan was non-dilutive to the Company's stockholders.
For the fiscal period ended December 31, 2014, Holdings has recognized a net total of $16.4 of stock compensation expense. The entire $16.4 of net stock compensation expense recorded in 2014 was charged directly to selling, general and administrative expense. Holdings recognized a total of $19.6 and $15.3 of stock compensation expense for the periods ended December 31, 2013 and December 31, 2012, respectively.
Executive Incentive Plan
The Company's Executive Incentive Plan, or EIP, was designed to provide participants with the opportunity to acquire an equity interest in the Company through direct purchase of the Company's class B common stock shares at prices established by the Board of Directors or through grants of class B restricted common stock shares with performance based vesting.
Prior to 2014, the Company had issued restricted shares as part of the Company's EIP. The restricted shares were granted in groups of four shares. Participants do not have the unrestricted rights of stockholders until those shares vest. The shares may vest upon a liquidity event, with the number of shares vested based upon a participant's number of years of service to the Company, the portion of the investment by Onex and its affiliates liquidated through the date of the liquidity event and the return on invested capital by Onex and its affiliates through the date of the liquidity event. If a specific type of liquidity event has not occurred by the 10th year, shares may vest based on a valuation of the Company.
The Company's initial public offering in November 2006 (the "IPO") and secondary offerings in May 2007, April 2011 and March, June and August 2014 were considered liquidity events under the EIP. In the August 2014 secondary offering, Onex sold 100% of its remaining investment in the Company and as a result all remaining EIP shares vested upon the liquidity event. Subsequent to the liquidating event, the Company no longer awards shares under this plan.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table summarizes the activity of restricted shares under the EIP for the periods ended December 31, 2014, 2013 and 2012:

	Shares	Value(1)
	(Thousands)
Executive Incentive Plan
Nonvested at December 31, 2011	880	9.8
Vested during period	—	—
Forfeited during period	—	—
Nonvested at December 31, 2012	880	9.8
Vested during period	—	—
Forfeited during period	(11)	—
Nonvested at December 31, 2013	869	9.8
Vested during period	(869)	(9.8)
Forfeited during period	—	—
Nonvested at December 31, 2014	—	$—
_______________________________________

(1)	Value represents grant date fair value.
Board of Directors Stock Awards
The Company's Director Stock Plan provided non-employee directors the opportunity to receive grants of restricted shares of class A common stock, or Restricted Stock Units (RSUs) or a combination of both common stock and RSUs. The class A common stock grants and RSU grants vest one year from the grant date. The RSU grants are payable upon the director's separation from service. The Board of Directors or its authorized committee were authorized to make discretionary grants of shares or RSUs from time to time. In April 2008, the Director Stock Plan was amended such that all issuances of stock pursuant to the plan after that date would be grants of class A common stock or RSUs. All shares granted prior to April 2008 were class B common stock. Since the adoption of the Omnibus Plan in April 2014, grants of equity to directors are made under the Omnibus Plan instead of the Director Stock Plan.
For each non-employee director of the Company, at least one-half of their annual director compensation is required to be paid in the form of a grant of class A common stock and/or RSUs, as elected by each director. In addition, each director may elect to have all or any portion of the remainder of their annual director compensation paid in cash or in the form of a grant of class A stock and/or RSUs. If participants cease to serve as directors within a year of the grant, the restricted shares and/or RSUs are forfeited. In 2014, the Board of Directors authorized a grant of 32,348 shares of restricted class A common stock, valued at $1.1 based on the share price of the Company's common stock at the grant dates. The Company expensed a net amount of $0.9 for the Board of Directors shares for the period ended December 31, 2014. The Company expensed $0.7 for each of the periods ended December 31, 2013 and December 31, 2012. The Company's unamortized stock compensation related to these restricted shares is $0.4 which will be recognized over a weighted average remaining period of 4 months. The intrinsic value of the unvested shares based on the value of the Company's stock at December 31, 2014 was $1.3, based on the value of the Company's stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table summarizes stock and RSU grants to members of the Company's Board of Directors for the periods ended December 31, 2014, 2013 and 2012:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)
Board of Directors Stock Grants
Nonvested at December 31, 2011	27	—	$0.6	$—
Granted during period	29	—	0.7	—
Vested during period	(27)	—	(0.6)	—
Forfeited during period	—	—	—	—
Nonvested at December 31, 2012	29	—	0.7	—
Granted during period	39	—	0.9	—
Vested during period	(29)	—	(0.7)	—
Forfeited during period	—	—	—	—
Nonvested at December 31, 2013	39	—	0.9	—
Granted during period	32	—	1.1	—
Vested during period	(37)	—	(0.8)	—
Forfeited during period	(4)	—	(0.1)	—
Nonvested at December 31, 2014	30	—	$1.1	$—
_______________________________________

(1)	Value represents grant date fair value.
Short-Term Incentive Plan
The Short-Term Incentive Program under the Omnibus Plan enables eligible employees to receive incentive benefits in the form of restricted stock in the Company, cash, or both, as determined by the Board of Directors or its authorized committee. Effective in the first quarter of 2014, the Company made the determination to pay its short term incentive awards, which are based on Company performance, 100% in cash.
The Company expensed $0.1 for shares granted under the Short-Term Incentive Plan ("STIP"), under which short term awards were made prior to the adoption of the Omnibus Plan for the period ended December 31, 2014. The Company expensed $1.3 and $2.9 for the shares for the periods ended December 31, 2013 and December 31, 2012, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table summarizes the activity of the restricted shares under the STIP for the twelve months ended December 31, 2014, 2013 and 2012:

	Shares	Value(1)
	(Thousands)
Short-Term Incentive Plan
Nonvested at December 31, 2011	171	4.3
Granted during period	104	2.5
Vested during period	(170)	(4.3)
Forfeited during period	(9)	(0.2)
Nonvested at December 31, 2012	96	2.3
Granted during period	86	1.4
Vested during period	(113)	(2.6)
Forfeited during period	(7)	(0.1)
Nonvested at December 31, 2013	62	1.0
Granted during period	—	—
Vested during period	(62)	(1.0)
Forfeited during period	—	—
Nonvested at December 31, 2014	—	$—
_______________________________________

(1)	Value represents grant date fair value.
Long-Term Incentive Plan
The Fourth Amended and Restated Long-Term Incentive Plan ("LTIP") is designed to encourage retention of key employees, and awards were made under the LTIP for this purpose prior to the adoption of the Omnibus Plan.
The Omnibus Plan approved on April 30, 2014 includes a Long-Term Incentive Award (LTIA) for the 2014 plan year and forward. The awards are based on the new LTIA design that provide both time and performance based incentives.
•75% of the LTIA is service-based restricted stock that will vest in equal installments over a three-year period.

•	25% of the LTIA is market-based restricted stock that will vest in the third year contingent upon total shareholder return (TSR) compared to a group of the Company’s peers.
In May 2014, 506,116 shares of class A common stock with an aggregate grant date fair value of $16.8 were granted under the service-based portion of the Company's LTIA under the Omnibus Plan and such shares will vest annually in three equal installments beginning on the one-year anniversary of the grant date. In addition, 124,320 shares of class A common stock with an aggregate grant date fair value of $5.6 were granted under the market-based portion of the Company's LTIA under the Omnibus Plan and such shares are eligible to vest on the three-year anniversary of the grant date depending on total shareholder return compared to a group of the Company's peers. Additionally, 528,230 shares of class A common stock with an aggregate grant date fair value of $11.9 awarded under the Company's Long-Term Incentive Plan vested during 2014.
In July 2014, 51,079 shares of class A common stock with an aggregate grant date fair value of $1.9 were granted under the service-based portion of the Company's LTIA. In addition, 292 shares of class A common stock with an aggregate grant date fair value of less than $0.1 were granted under the market-based portion of the Company's LTIA. Additionally, 19,752 shares of class A common stock with an aggregate grant date fair value of $0.6 were awarded under the Company's Long-Term Incentive Plan vested during 2014.
In October 2014, 7,314 shares of class A common stock with an aggregate grant date fair value of $0.3 were granted under the service-based portion of the Company's LTIA. In addition, 600 shares of class A common stock with an aggregate grant date fair value of less than $0.1 were granted under the market-based portion of the Company's LTIA.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

In February and April 2013, as part of the Company's 2012 Long-Term Incentive Plan, 9,460 and 33,784 shares of class A common stock with an aggregate grant date fair value of $0.8 were granted by the Board of Directors, and such shares will vest annually in three equal installments beginning on the two-year anniversary of the grant date.
In May 2013, 1,326,299 class A shares valued at $27.6 were granted pursuant to the Company's 2012 Long-Term Incentive Plan and will vest annually in three equal installments beginning on the two-year anniversary of the grant date. Additionally, 288,047 class A shares valued at $6.0 were granted and will vest annually in three equal installments beginning on the one-year anniversary date of April 2013.
In June 2013, 34,425 shares of class A common stock valued at $0.7 were granted pursuant to the Company's 2012 Long-Term Incentive Plan to employees at the UK location pursuant to a union contract ratification. These shares vested approximately one week after issuance.
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
In May 2012, 618,804 class A shares valued at $15.3 were granted and will vest annually in three equal installments beginning on the two-year anniversary of the grant date. In August and November 2012, an additional 21,590 and 35,578 class A shares valued at $1.1 were granted under the Company's 2012 Long-Term Incentive Plan and will vest annually in three equal installments beginning on the two-year anniversary of the May 2012 grant date. An additional 6,153 shares valued at $0.1 were granted under the Company's 2012 Long-Term Incentive Plan during 2012. These shares will vest annually in three equal installments beginning on the two-year anniversary of the May 2011 grant date. In May 2011, 548,334 class A shares valued at $12.9 were granted (and an additional 1,826 class A shares valued at less than $0.1 were granted during February 2011 for 2010 compensation). These shares begin to vest annually in three equal installments beginning on the two-year anniversary of the May 2010 grant date.
During 2012, 92,250 shares of class A common stock valued at $2.2 were granted under the Company's 2012 Long-Term Incentive Plan to members of the UAW union pursuant to performance improvements set forth in the 2010 ten-year labor contract. These shares vested immediately upon issuance.
The Company expensed a total of $15.4 for the unvested class A LTIP shares in the twelve months ended December 31, 2014. The Company expensed a net total of $17.6 and $11.9 for class A LTIP shares for the periods ended December 31, 2013 and December 31, 2012, respectively.
The Company's unamortized stock compensation related to these unvested class A shares is $36.6 which will be recognized over a weighted average remaining period of 2.1 years. The intrinsic value of the unvested class A LTIP shares at December 31, 2013 was $96.9, based on the value of the Company's common stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table summarizes the activity of the restricted shares under the LTIP for the periods ended December 31, 2014, 2013 and 2012:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)
Long-Term Incentive Plan
Nonvested at December 31, 2011	1,558	—	$32.0	$—
Granted during period	774	—	18.8	—
Vested during period	(513)	—	(10.0)	—
Forfeited during period	(115)	—	(2.5)	—
Nonvested at December 31, 2012	1,704	—	38.3	—
Granted during period	1,867	—	40.1	—
Vested during period	(552)	—	(11.0)	—
Forfeited during period	(661)	—	(15.1)	—
Nonvested at December 31, 2013	2,358	—	52.3	—
Granted during period	690	—	24.6	—
Vested during period	(548)	—	(12.5)	—
Forfeited during period	(245)	—	(6.1)	—
Nonvested at December 31, 2014	2,255	—	$58.3	$—
_______________________________________

(1)	Value represents grant date fair value.

18.   Income Taxes
The following summarizes pretax income:

	2014	2013	2012
U.S.	$194.2	$(499.8)	$(33.6)
International	68.2	69.0	45.0
Total	$262.4	$(430.8)	$11.4
The tax provision contains the following components:

	2014	2013	2012
Current
Federal	$(91.0)	$(17.1)	$89.8
State	(0.9)	(2.1)	1.9
Foreign	4.0	4.2	4.3
Total current	$(87.9)	$(15.0)	$96.0
Deferred
Federal	$—	$139.0	$(104.0)
State	(2.0)	57.8	(19.0)
Foreign	(6.0)	9.3	2.9
Total deferred	(8.0)	206.1	(120.1)
Total tax (benefit) expense	$(95.9)	$191.1	$(24.1)

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	2014		2013		2012
Tax at U.S. Federal statutory rate	$91.8	35.0%	$(150.8)	35.0%	$4.0	35.0%
State income taxes, net of Federal benefit	4.1	1.6	(12.2)	2.8	(1.8)	(15.8)
State income tax credits, net of Federal benefit	(9.0)	(3.4)	(7.7)	1.8	(9.8)	(86.0)
Foreign rate differences	(12.3)	(4.7)	(6.8)	1.6	(4.6)	(40.4)
Research and Experimentation	(3.0)	(1.1)	(10.9)	2.5	(3.2)	(28.1)
Domestic Production Activities Deduction	—	—	—	—	(8.8)	(77.2)
Interest on assessments	(3.7)	(1.4)	(0.6)	0.1	0.3	2.6
Valuation Allowance - U.S. Deferred Tax Asset	(167.2)	(63.7)	381.0	(88.4)	—	—
Other	3.4	1.2	(0.9)	0.2	(0.2)	(1.5)
Total (benefit) provision for income taxes	$(95.9)	(36.5)%	$191.1	(44.4)%	$(24.1)	(211.4)%
Significant tax effected temporary differences comprising the net deferred tax liability are as follows:

	2014	2013
Long-term contracts	$207.8	$409.9
Post-retirement benefits other than pensions	29.2	26.6
Pension and other employee benefit plans	(48.8)	(68.0)
Employee compensation accruals	69.3	45.8
Depreciation and amortization	(120.4)	(123.7)
Inventory	2.9	3.4
Interest swap contracts	(1.0)	0.9
State income tax credits	70.5	61.1
Accruals and reserves	62.4	36.6
Deferred production	(3.3)	4.1
Deferred gain — severe weather event	(21.2)	(21.5)
Net operating loss carryforward	6.5	1.3
Other	(1.6)	4.2
Net deferred tax asset	252.3	380.7
Valuation allowance	(257.3)	(396.5)
Net deferred tax liability	$(5.0)	$(15.8)
Deferred tax detail above is included in the consolidated balance sheet and supplemental information as follows:

	2014	2013
Current deferred tax assets	$53.2	$26.9
Current deferred tax liabilities	(0.3)	(0.5)
Net current deferred tax asset	$52.9	$26.4
Non-current deferred tax assets	—	—
Non-current deferred tax liabilities	(57.9)	(42.2)
Net non-current deferred tax liability	$(57.9)	$(42.2)
Total deferred tax liability	$(5.0)	$(15.8)

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following is a roll forward of the deferred tax valuation allowance at December 31, 2014, 2013 and 2012:

Deferred Tax Asset Valuation Allowance	2014	2013	2012
Balance, January 1	$396.5	$10.4	$8.2
US deferred tax asset	40.4	381.0	—
Income tax credits	9.1	3.7	1.9
Depreciation and amortization	16.3	0.2	0.3
Long-term contracts	(205.0)	—	—
Other	—	1.2	—
Balance, December 31	$257.3	$396.5	$10.4
At December 31, 2014 the valuation allowance for the Company’s U.S. entities’ net deferred tax asset was $256.8. All available evidence, both positive and negative, has been considered to determine whether, based on the weight of that evidence, a valuation allowance for those net assets is needed.
 The primary sources of negative evidence the Company considered were: 1) cumulative U.S. pre-tax losses during the last three years; 2) a history of recording material forward loss charges in the U.S. on the Company’s new and maturing programs within the same period; and 3) the ongoing operational and financial risks posed by certain of the Company’s newer to maturing programs.
The primary sources of positive evidence the Company considered were: 1) significant order backlog ($46.6 billion at December 31, 2014); 2) transfer of the Gulfstream loss programs to a third party at December 30, 2014; and 3) forecasts of future taxable income (exclusive of reversals of temporary differences and carryforwards).
The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, the Company assigned the lowest weighting to the positive evidence regarding future taxable income (exclusive of reversing taxable temporary differences), increased weighting to the Gulfstream transfer and significant order backlog and the highest weighting to the negative evidence of cumulative recent pre-tax losses and forward loss charges, combined with the risks inherent in certain new and maturing programs mentioned above.
Continued profitable operations are required before the Company would change its judgment regarding the need for a full valuation allowance against its net deferred tax assets.  Accordingly, although the Company was profitable in 2014, inclusive of the impact of the loss on sale related to the Gulfstream G280 and Gulfstream G650 programs, the Company continues to record a full valuation allowance against the net deferred tax assets in the U.S.
The Company will continue to evaluate all available positive and negative evidence for all future reporting periods and continued improvement in its operating results could lead to reversal of nearly all remaining valuation allowance. In the quarter in which the valuation allowance is released, the Company would record an abnormally large tax benefit reflecting the release, which would result in higher earnings per share from net income attributable to the Company.
During 2014, the Company released $167.2 of deferred tax valuation allowance into earnings. This release consists of two primary components: net utilization of underlying deferred tax assets consumed within the normal operations of the company ($49.1), and the realization of remaining deferred tax assets related to the Gulfstream G650 and G280 programs ($118.1). The utilization of these underlying deferred tax assets represent reductions to the Company’s 2014 taxable income and will offset current taxes and will be carried back to prior years to offset taxable income in the available carry back period.
Additionally, the Company maintains a $16.2 valuation allowances against separate company state income tax credits and other U.S. issues and $0.6 for other foreign issues which is an increase of $1.3 from the prior year.
The Company has recognized cumulative book income for its international operations. Prior to this year the Company had incurred cumulative taxable losses in the United Kingdom, primarily due to the manner in which the United Kingdom treats long-term contract income accounting and capital allowances. As of the 2013 tax year filing, the net operating loss carryforward has been fully utilized.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

As of December 31, 2014, the Company has not provided U.S. tax on its cumulative undistributed earnings of foreign subsidiaries of approximately $259.0 because it is the Company’s intention to reinvest these earnings indefinitely. The Company considers the earnings of all non-US subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and specific plans for the reinvestment of those earnings. If earnings were distributed, the Company would be subject to estimated U.S. taxes and withholding taxes payable to foreign governments of approximately $85.5. Based on the facts and circumstances at that time, the Company would determine whether a credit for foreign taxes paid would be available to reduce or offset the U.S. tax liability. Should the Company decide to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside the United States.
The beginning and ending unrecognized tax benefits reconciliation is as follows:

	2014	2013	2012
Beginning balance	$18.4	$16.9	$15.5
Gross increases related to current period tax positions	—	3.8	4.2
Gross increases related to prior period tax positions	0.9	0.4	1.8
Gross decreases related to prior period tax positions	(13.4)	(2.7)	(3.8)
Statute of limitations' expiration	—	—	(0.8)
Settlements	—	—	—
Ending balance	$5.9	$18.4	$16.9
Included in the December 31, 2014 balance was $3.8 in tax affected unrecognized tax benefits which, if ultimately recognized, will reduce the Company's effective tax rate. The Internal Revenue Service's examination of the Company's 2013 U.S. Federal income tax return is complete. The Company will continue to participate in the Compliance Assurance Process ("CAP") program for its 2014 tax year. Additionally, the Company has been selected for the Compliance Maintenance phase of the CAP program for the 2015 tax year. The CAP program's objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. HM Revenue & Customs completed its examination of the Company’s 2009-2012 U.K income tax returns. The Directorate General of Public Finance is currently examining the Company’s 2011 and 2012 French income tax returns. While a change could result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.
As indicated above, the Company participates in the Internal Revenue Service’s CAP program and all years through 2013 have been examined. However, the statute of limitations in various states and foreign jurisdictions remain open for the 2009-2014 tax years and it may be subject to examination for those periods.
The Company reports interest and penalties, if any, related to unrecognized tax benefits in the income tax provision. As of December 31, 2014 and December 31, 2013, accrued interest on its unrecognized tax benefit liability included in the consolidated balance sheets was zero and $0.1, respectively. The impact of interest on the Company's unrecognized tax benefit liability during 2014 and 2013 was zero and ($0.6), respectively.
The Company continues to operate under a tax holiday in Malaysia effective through September 2024. During the current year, the Company received formal approval of the tax holiday from the Malaysian tax authorities, with conditional renewals once every five years beginning in September 2014. As a result of this formal approval, the Company released $12.2 of tax reserves and $0.7 of deferred tax liabilities into earnings in the year. In the fourth quarter, the Company received formal approval from the Malaysian tax authorities to extend the tax holiday through September 2019.
At December 31, 2014, the Company had total state net operating loss carryforwards of $47.1. Of that amount $20.9 is related to North Carolina net operating loss carryforwards that expire in 2026 and $25.3 related to Kansas net operating loss carryforwards that expire in 2024.
At December 31, 2014, the Company had $1.1 of U.S. Foreign Tax Credit carryforwards, a portion of which will expire beginning in 2018.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

On December 19, 2014, the President signed legislation retroactively extending the U.S. Research Tax Credit for one year so that it applies through December 31, 2014. The Company's income tax expense for 2014 reflects the benefit of the Research Tax Credit attributable to 2014 of $3.0.
Included in the deferred tax assets at December 31, 2014 are $45.3 in Kansas High Performance Incentive Program ("HPIP") Credit, $7.3 in Kansas Research & Development ("R&D") Credit, and $2.7 in Kansas Business and Jobs Development Credit, totaling $55.3 in gross Kansas state income tax credit carryforwards, net of federal benefit. The HPIP Credit provides a 10% investment tax credit for qualified business facilities located in Kansas for which $5.9 expires in 2024, $0.7 expires in 2025, $3.5 expires in 2026, $5.0 expires in 2027, $9.7 expires in 2028, $11.7 expires in 2029, and the remainder expires in 2030. The R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely. The Business and Jobs Development Credit provides a tax credit for increased employment in Kansas. This credit can be carried forward indefinitely. As previously discussed, management determined that it was necessary to maintain a valuation allowance against nearly all of its net U.S. deferred tax assets at December 31, 2014. As a result, a full valuation allowance against all Kansas credits included as deferred tax assets is reflected within the total valuation allowance amount.
Included in the deferred tax assets at December 31, 2014 are $8.1 in North Carolina Investing in Business Property Credit, $3.9 in North Carolina Investment in Real Property Credit, and $3.2 in North Carolina Creating Jobs Credit, totaling $15.2 in gross North Carolina state income tax credit carryforwards, net of federal benefit. The Investing in Business Property Credit provides a 7% investment tax credit for property located in a North Carolina development area and the Investment in Real Property Credit provides a 30% investment tax credit for real property located in a North Carolina development area. The Creating Jobs Credit provides a tax credit for increased employment in North Carolina. These North Carolina state income tax credits can be carried forward 20 years. It is management's opinion that $1.8 of these North Carolina state income tax credits will be utilized before they expire and a $13.4 valuation allowance was recorded, net of federal benefit.
The Company had $248.9 and $75.4 of income tax receivable as of December 31, 2014 and December 31, 2013, respectively, which is reflected within other current assets on the Consolidated Balance Sheet.
19.   Equity
Earnings per Share Calculation
Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.
 Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of the Company’s outstanding common stock are entitled to any dividend declared by the Board of Directors out of funds legally available for this purpose. No dividend may be declared on the class A or class B common stock unless at the same time an equal dividend is paid on every share of class A and class B common stock. Dividends paid in shares of the Company’s common stock must be paid, with respect to a particular class of common stock, in shares of that class. The Company does not intend to pay cash dividends on its common stock. In addition, the terms of the Company’s current financing agreements contain restrictions on the Company’s ability to pay cash dividends on its common stock. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of December 31, 2014, no treasury shares have been reissued or retired.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	For the Twelve Months Ended
	December 31, 2014			December 31, 2013			December 31, 2012
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$357.2	140.0	$2.55	$(621.4)	141.3	$(4.40)	$34.4	140.7	$0.24
Income allocated to participating securities	1.6	0.6		—	—		0.4	1.5
Net income (loss)	$358.8			$(621.4)			$34.8
Diluted potential common shares		1.0			—			0.5
Diluted EPS
Net income (loss)	$358.8	141.6	$2.53	$(621.4)	141.3	$(4.40)	$34.8	142.7	$0.24
The balance of outstanding common shares presented in the consolidated statement of shareholders' equity was 141.1 million, 144.8 million and 143.7 million at December 31, 2014, 2013 and 2012, respectively. Included in the outstanding common shares were 2.3 million, 3.4 million and 2.7 million of issued but unvested shares at December 31, 2014, 2013 and 2012, respectively, which are excluded from the basic EPS calculation.
Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss, net of tax, is summarized by component as follows:

	December 31, 2014	December 31, 2013
Pension	$(130.0)	$(52.7)
Interest rate swaps	(1.1)	—
SERP/ Retiree medical	2.1	3.1
Foreign currency impact on long term intercompany loan	(5.7)	(2.2)
Currency translation adjustment	(19.1)	(2.8)
Total accumulated other comprehensive loss	$(153.8)	$(54.6)
Noncontrolling Interest
Noncontrolling interest at December 31, 2014 remained unchanged from the prior year at $0.5.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

20.   Related Party Transactions
On August 7, 2014, the Company, Onex and certain current and former members of Spirit management entered into an underwriting agreement for the sale by such stockholders of 8,577,155 shares of the Company's class A common stock in a secondary public offering. Following the completion of the offering, which closed on August 13, 2014, Onex no longer owned any shares of the Company. During the time period in which Onex was a related party, the Company paid $0.3, $0.4 and $0.3 to a subsidiary of Onex for services rendered for each of the twelve month periods ended December 31, 2014, 2013 and 2012, respectively. Management believes the amounts charged were reasonable in relation to the services provided.
A former director (and former executive) of the Company is a member of the Board of Directors of Rockwell Collins, Inc., a supplier of manufacturing parts to the Company. Under the commercial terms of the arrangement with the supplier, Spirit paid $0.2, $0.1 and less than $0.1 for the twelve month periods ended December 31, 2014, 2013 and 2012, respectively. The amounts owed to Rockwell Collins and recorded as accrued liabilities were less than $0.1 as of December 31, 2014, 2013 and 2012.
A former director (and former executive) of the Company is a member of the Board of Directors of a Wichita, Kansas bank that provides banking services to Spirit. In connection with the banking services provided to Spirit, the Company pays fees consistent with commercial terms that would be available to unrelated third parties. Such fees are not material to the Company.

In December 2014, Onex acquired approximately a 40% interest in Advanced Integration Technologies (“AIT”), a provider of automation and tooling, maintenance services and aircraft components to the aerospace industry and a supplier to the Company. For the twelve months ended December 31, 2014, sales from AIT to the Company and its subsidiaries collectively totaled approximately $11.0. Tawfiq Popatia, a director of Spirit Holdings, is a Managing Director of Onex Corporation.

21.   Commitments, Contingencies and Guarantees
Litigation
From time to time the Company is subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. The Company had obligations of $96.3 and $45.4 for the periods ended December 31, 2014 and December 31, 2013, respectively. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations and cash flows in a particular quarter or fiscal year.

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

On February 16, 2007, an action entitled Harkness et al. v. The Boeing Company ("Boeing") et al. was filed in the U.S. District Court for the District of Kansas (the "Harkness Class Action"). The defendants were served in early July 2007. The defendants included Spirit AeroSystems Holdings, Inc., Spirit AeroSystems, Inc., the Spirit AeroSystems Holdings Inc. Retirement Plan for the International Brotherhood of Electrical Workers (IBEW), Wichita Engineering Unit (SPEEA WEU) and Wichita Technical and Professional Unit (SPEEA WTPU) Employees, and the Spirit AeroSystems Retirement Plan for International Association of Machinists and Aerospace Workers (IAM) Employees, along with Boeing and Boeing retirement and health plan entities. The named plaintiffs are twelve former Boeing employees, eight of whom were or are employees of Spirit. The plaintiffs assert several claims under the Employee Retirement Income Security Act and general contract law and brought the case as a class action on behalf of similarly situated individuals. The putative class consists of approximately 2,500 current or former employees of Spirit. The parties agreed to class certification. The sub-class members who asserted claims against the Spirit entities are those individuals who, as of June 2005, were employed by Boeing in Wichita, Kansas, were participants in the Boeing pension plan, had at least 10 years of vesting service in the Boeing plan, were in jobs represented by a union, were between the ages of 49 and 55, and who went to work for Spirit on or about June 17, 2005. Although there were many claims in the suit, the plaintiffs’ claims against the Spirit entities, asserted under various theories, were (1) that the Spirit plans wrongfully failed to determine that certain plaintiffs

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

are entitled to early retirement “bridging rights” to pension and retiree medical benefits that were allegedly triggered by their separation from employment by Boeing and (2) that the plaintiffs’ pension benefits were unlawfully transferred from Boeing to Spirit in that their claimed early retirement “bridging rights” are not being afforded these individuals as a result of their separation from Boeing, thereby decreasing their benefits. The plaintiffs initially sought a declaration that they were entitled to the early retirement pension benefits and retiree medical benefits, an injunction ordering that the defendants provide the benefits, damages pursuant to breach of contract claims and attorney fees. On June 20, 2013, the district court entered an order dismissing all claims against the Spirit entities with prejudice. Plaintiffs’ claims against Boeing entities remain pending in the litigation. Boeing has announced that the plaintiffs and Boeing agreed on June 12, 2014 to a settlement of this matter, subject to a fairness hearing. Boeing has notified Spirit that it believes it is entitled to indemnification from Spirit for any “indemnifiable damages” it may incur in the Harkness litigation, under the terms of the asset purchase agreement from the Boeing Acquisition between Boeing and Spirit (the "APA") and has filed suit against Spirit seeking a ruling that it is so entitled. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

On July 21, 2005, the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) filed a grievance against Boeing on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, regarding issues that parallel those asserted in the Harkness Class Action (the "UAW Arbitration"). Boeing denied the grievance, and the UAW subsequently filed suit to compel arbitration, which the parties eventually agreed to pursue. The arbitration was conducted in January 2008. In July 2008, the arbitrator issued an opinion and award in favor of the UAW. The arbitrator directed Boeing to reinstate the seniority of the employees and “afford them the benefits appurtenant thereto.” On March 5, 2009, the arbitrator entered an Opinion and Supplemental Award that directed Boeing to award certain benefits to UAW members upon whose behalf the grievance was brought, notwithstanding the prior denial of such benefits by the Boeing Plan Administrator. On April 10, 2009, Boeing filed a Complaint in the United States District Court for the Northern District of Illinois, seeking a ruling that the arbitrator exceeded his authority in granting the Supplemental Award. On September 16, 2009, the District Court entered an order affirming the arbitrator’s Supplemental Award. Boeing appealed the District Court’s decision to the U.S. Seventh Circuit Court of Appeals, which affirmed the District Court’s decision. Boeing previously notified Spirit of its intent to seek indemnification from Spirit for any “indemnifiable damages” it may incur in the UAW matter, pursuant to the terms of the asset purchase agreement from the Boeing Acquisition and has filed suit against Spirit seeking a ruling that it is so entitled. Spirit disputes Boeing’s position on indemnity. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

On December 5, 2014, Boeing filed a complaint in Delaware Superior Court, Complex Commercial Litigation Division, entitled The Boeing Co. v. Spirit AeroSystems, Inc. Boeing seeks indemnification from Spirit for damages assessed against Boeing in the UAW Arbitration and claims that Boeing allegedly settled in the Harkness Class Action. Boeing’s complaint asserts that the damages assessed against Boeing in the UAW Arbitration and the claims settled by Boeing in the Harkness Class Action are liabilities that Spirit assumed under the APA. Boeing asserts claims for breach of contract and declaratory judgment regarding its indemnification rights under the APA. Boeing alleges that, under the UAW Arbitration decision, Boeing has paid more than $13.0 of a liability Boeing estimates to have a net present value of $39.0. The amount of Boeing’s settlement of the Harkness Class Action has not yet been publicly disclosed and will require court approval. In addition, Boeing seeks indemnification for more than $10.0 in attorneys’ fees it allegedly expended to defend the UAW Arbitration and Harkness Class Action. On December 24, 2014, the parties filed a joint stipulation extending Spirit’s deadline to move, answer or otherwise respond to the complaint until February 12, 2015. The Company intends to defend vigorously against the allegations in this lawsuit. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

On June 3, 2013, a putative class action lawsuit was commenced against the Company, Jeffrey L. Turner, and Philip D. Anderson in the U.S. District Court for the District of Kansas. The court-appointed lead plaintiffs - two pension funds that claim to represent a class of investors in the Company's stock - filed an amended complaint on April 7, 2014, naming as additional defendants Spirit's Vice President of the B787 Program Terry J. George and former Senior Vice President of Oklahoma Operations Alexander K. Kummant. The amended complaint alleges that defendants engaged in a scheme to artificially inflate the market price of the Company's stock by making false statements and omissions about certain programs' performance and costs. It contends that the alleged scheme was revealed by the Company’s accrual of $590.0 in forward loss charges on October 25, 2012. The lead plaintiffs seek certification of a class of all persons other than defendants who purchased Holdings securities between May 5, 2011 and October 24, 2012, and seek an unspecified amount of damages on behalf of the putative class. In June 2014, the defendants filed a motion to dismiss the claims set forth in the Amended Complaint. The parties have fully briefed the defendants’ motion, presented oral arguments before the court on February 6, 2015 and are currently awaiting a decision by the district judge. The

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Company intends to vigorously defend against these allegations, and management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

In August 2013, the Company instituted a demand for arbitration against Gulfstream Aerospace Corporation.  Spirit seeks damages from Gulfstream for its incomplete payments to Spirit for the wings Spirit manufactures for the G650 airplane, as well as other damages and relief.  Gulfstream counterclaimed against Spirit in the arbitration, seeking liquidated damages for delayed deliveries of wings, as well as other damages and relief. The parties selected arbitrators, and the arbitration hearing was completed on February 11, 2015.  On February 13, 2015, before an arbitration panel decision was rendered, the parties settled the arbitration.  The terms of the settlement did not materially affect the Company's 2014 financial position.

SEC Matters

In October 2012, Spirit was advised by the Staff of the Securities and Exchange Commission, Division of Enforcement, that they were conducting an inquiry that the Company believes to be focused on the timing of forward losses recognized in the third quarter of 2012. The Company fully cooperated with the inquiry.  In October 2014, the Enforcement Division Staff informed the Company that it had determined to close its inquiry without recommending any enforcement action against Spirit.
Commitments
The Company leases equipment and facilities under various non-cancelable capital and operating leases. The capital leasing arrangements extend through 2025. Minimum future lease payments under these leases at December 31, 2014 are as follows:

		Capital
	Operating	Present Value	Interest	Total
2015	$16.1	$1.7	$0.5	$18.3
2016	$10.5	$1.2	$0.4	$12.1
2017	$4.3	$1.0	$0.4	$5.7
2018	$3.2	$1.0	$0.4	$4.6
2019	$2.3	$1.0	$0.3	$3.6
2020 and thereafter	$14.4	$10.0	$9.1	$33.5
Operating lease payments were as follows:

	2014	2013	2012
Minimum rentals	$20.5	$22.6	$19.6
Contingent rentals	—	—	—
Less: Sub-lease	—	—	—
Total	$20.5	$22.6	$19.6
Spirit's aggregate capital commitments totaled $185.3 and $226.0 at December 31, 2014 and December 31, 2013, respectively.
The Company paid $0.3 and $0.9 in interest expense related to the capital leases for periods ended December 31, 2014 and December 31, 2013, respectively.
Guarantees
Contingent liabilities in the form of letters of credit, letters of guarantee and performance bond have been provided by the Company. As of December 31, 2013, outstanding letters of credit were $19.9. Outstanding guarantees were $21.6 and $24.8 at December 31, 2014 and December 31, 2013, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Restricted Cash
The Company is required to maintain $19.9 of restricted cash as of December 31, 2014 related to certain collateral requirements, for obligations under its workers’ compensation programs. These collateral requirements were previously supported by letters of credit that were replaced in October 2014. Restricted cash is included in “Other assets” in the Company's Condensed Consolidated Balance Sheet as of December 31, 2014.
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
Service and Product Warranties and Extraordinary Rework
Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are made at the time products are sold. These costs are accrued at the time of the sale and are recorded to unallocated cost of goods sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims, including the experience of industry peers. In the case of new development products or new customers, Spirit considers other factors including the experience of other entities in the same business and management judgment, among others.
The following is a roll forward of the service warranty and extraordinary rework balance at December 31, 2014, 2013 and 2012:

	2014	2013	2012
Balance, January 1	$68.7	$30.9	$19.6
Charges to costs and expenses	53.7	38.3	12.0
Payouts	(1.8)	—	—
Write-offs, net of recoveries	—	(0.6)	(0.9)
Exchange rate	(0.7)	0.1	0.2
Balance, December 31	$119.9	$68.7	$30.9
Bonds
Spirit utilized City of Wichita issued Industrial Revenue Bonds ("IRBs") to finance self-constructed and purchased real property at its Wichita site. Tax benefits associated with IRBs include provisions for a ten-year complete property tax abatement and a Kansas Department of Revenue sales tax exemption on all IRB funded purchases. Spirit and its predecessor purchased these IRBs so they are bondholders and debtor / lessee for the property purchased with the IRB proceeds.
Spirit recorded the property net of a capital lease obligation to repay the IRB proceeds on its consolidated balance sheet. Gross assets and liabilities associated with these IRBs were $404.7 and $394.7 at December 31, 2014 and December 31, 2013, respectively.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

22.   Other (Expense) Income, Net
Other (expense) income, net is summarized as follows:

	For the Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012
KDFA bond	$3.3	$3.4	$4.5
Rental and miscellaneous income (expense)	0.8	(1.1)	(8.4)
Foreign currency (losses) gains	(8.2)	1.0	5.7
Total	$(4.1)	$3.3	$1.8
Foreign currency (losses) gains are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency.
23.   Significant Concentrations of Risk
Economic Dependence
The Company's largest customer (Boeing) accounted for approximately 83%, 84% and 84% of the revenues for the periods ended December 31, 2014, 2013 and 2012, respectively. Approximately 32% and 27% of the Company's accounts receivable balance at December 31, 2014 and December 31, 2013, respectively, was attributable to Boeing.
The Company's second largest customer (Airbus) accounted for approximately 10%, 10% and 9% of the revenues for the periods ended December 31, 2014, 2013 and 2012, respectively. Approximately 26% and 28% of the Company's accounts receivable balance at December 31, 2014 and December 31, 2013, respectively, was attributable to Airbus.
Approximately 28% and 29% of the Company's accounts receivable balance at December 31, 2014 and December 31, 2013, respectively, was attributable to Gulfstream.
Employees
As of December 31, 2014, we had 13,496 employees and 174 contract labor personnel, located in the Company's six U.S. facilities. Approximately 87% of the Company's U.S. employees are represented by five unions.
As of December 31, 2014, we had 902 employees and 81 contract labor personnel located in the Company's two U.K. facilities. Approximately 93%, of the Company's U.K. employees are represented by one union.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

24.   Supplemental Balance Sheet Information
Accrued expenses and other liabilities consist of the following:

	December 31, 2014	December 31, 2013
Accrued expenses
Accrued wages and bonuses	$27.5	$26.8
Accrued fringe benefits	122.5	123.1
Accrued interest	6.6	8.6
Workers' compensation	9.1	9.1
Property and sales tax	22.5	26.3
Warranty/extraordinary rework reserve — current	—	0.8
Other (1)	140.9	25.9
Total	$329.1	$220.6
Other liabilities
Federal income taxes — non-current	$—	$13.3
Deferred tax liability — non-current	57.9	42.2
Warranty/extraordinary rework reserve — non-current	119.9	67.9
Customer cost recovery(2)	62.0	62.0
Other	21.0	16.9
Total	$260.8	$202.3
_____________________________________

(1)	Included in Other accrued expenses are liabilities related to Gulfstream programs and the divestiture of Gulfstream programs in the amount of $65.1 as of December 31, 2014.

(2)	As part of the B787 Amendment, Spirit agreed to pay Boeing for work to complete initial production units.

25.   Segment Information
The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers. Approximately 93% of the Company's net revenues for the twelve months ended December 31, 2014 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.
Corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to the Company's operating segments and are not allocated in measuring the operating segments’ profitability and performance and net profit margins. Corporate selling, general and administrative expenses also includes the remaining incremental costs associated with property repairs, clean up and recovery costs related to the April 2012 severe weather event at the Company’s Wichita facility. Research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment. Unallocated cost of sales includes general costs not directly attributable to segment operations, such as warranty, early retirement, and other incentives. All of these items are not specifically related to the Company's operating segments and are not utilized in measuring the operating segments’ profitability and performance.
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
($, €, and RM in millions other than per share amounts)

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
The following table shows segment revenues and operating income for the twelve months ended December 31, 2014, 2013 and 2012:

	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012
Segment Revenues
Fuselage Systems	$3,354.9	$2,861.1	$2,590.6
Propulsion Systems	1,737.2	1,581.3	1,420.9
Wing Systems	1,695.9	1,502.5	1,375.1
All Other	11.2	16.1	11.1
	$6,799.2	$5,961.0	$5,397.7
Segment Operating Income (Loss) (1)
Fuselage Systems	$557.3	$89.6	$412.3
Propulsion Systems	354.9	249.5	79.7
Wing Systems	244.6	(402.1)	(321.6)
All Other	3.4	4.4	1.0
	1,160.2	(58.6)	171.4
Unallocated corporate SG&A(2)	(233.8)	(200.8)	(172.2)
Unallocated impact of severe weather event(3)	—	(30.3)	146.2
Unallocated research and development(4)	(29.3)	(34.7)	(34.1)
Unallocated cost of sales(5)	(72.0)	(39.9)	(19.0)
Loss on divestiture of programs (see Note 28)	(471.1)	—	—
Total operating income (loss)	$354.0	$(364.3)	$92.3
_______________________________________

(1)
Inclusive of forward losses, reversal of forward losses and cumulative catch-up adjustments. These changes in estimate for the periods ended December 31, 2014, 2013 and 2012 are further detailed in "Note 3. Changes in Estimates."

(2)
For 2013, corporate SG&A of $6.8, $5.6 and $6.9 was reclassified from segment operating income for the Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation. For 2012, corporate SG&A of $7.1, $2.7 and $7.1 was reclassified from segment operating income for the Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

(3)
For 2012, gain includes a $234.9 insurance settlement amount, offset by $88.7 of costs incurred related to the April 14, 2012 severe weather event. Costs include assets impaired by the storm, clean-up costs, repair costs and incremental labor, freight and warehousing costs associated with the impacts of the storm.

(4)
For 2013, research and development of $12.7, $8.1 and $5.0 was reclassified from segment operating income Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation. For 2012, research and development of $13.3, $9.5 and $6.9 was reclassified from segment operating income Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

(5)
Includes charges of $52.7, $6.0, and $10.3 related to warranty reserve, reduction in workforce and unallocated inventory write-offs in 2014. Includes charges of $38.1, $17.8, and $1.6 related to warranty reserve adjustments, reduction in workforce and early retirement incentives in 2013. Also, includes gains related to pension activity of $15.4 for the same period. Includes charges in 2012 of $3.6 related to asset impairments, $2.2 related to stock incentives for certain UAW-represented employees and $2.1 in early retirement incentives to eligible employees.

Most of the Company's revenue is obtained from sales inside the United States however the Company does generate international sales, primarily from sales to Airbus. The following chart illustrates the split between domestic and foreign revenues:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$5,968.3	88%	$5,154.9	87%	$4,612.0	85%
International
United Kingdom	587.5	8%	559.7	9%	470.4	9%
Other	243.4	4%	246.4	4%	315.3	6%
Total International	830.9	12%	806.1	13%	785.7	15%
Total Revenues	$6,799.2	100%	$5,961.0	100%	$5,397.7	100%
_______________________________________

(1)	Net Revenues are attributable to countries based on destination where goods are delivered.
Most of the Company's long-lived assets are located within the United States. Approximately 7% of the Company's long-lived assets based on book value are located in the United Kingdom as part of Spirit Europe with approximately another 3% of the Company's total long-lived assets located in countries outside the United States and the United Kingdom. The following chart illustrates the split between domestic and foreign assets:

	Year Ended December 31, 2014		Year Ended December 31, 2013
Asset Location	Total Long-Lived Assets	Percent of Total Long-Lived Assets	Total Long-Lived Assets	Percent of Total Long-Lived Assets
United States	$1,598.2	90%	$1,608.2	89%
International
United Kingdom	124.2	7%	99.3	6%
Other	61.2	3%	95.8	5%
Total International	185.4	10%	195.1	11%
Total Long-Lived Assets	$1,783.6	100%	$1,803.3	100%

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

26.   Quarterly Financial Data (Unaudited)

	Quarter Ended
2014	December 31, 2014(1)	October 2, 2014(2)	July 3, 2014(3)	April 3, 2014(4)
Revenues	$1,574.4	$1,693.0	$1,803.3	$1,728.5
Gross profit	$274.6	$275.0	$277.4	$261.2
Operating (loss) income	$(272.9)	$216.3	$216.2	$194.4
Net (loss) income	$(106.2)	$168.0	$143.4	$153.6
(Loss) earnings per share, basic	$(0.77)	$1.21	$1.01	$1.08
(Loss) earnings per share, diluted	$(0.77)	$1.20	$1.01	$1.07

	Quarter Ended
2013	December 31, 2013(5)	September 27, 2013(6)	June 28, 2013(7)	March 29, 2013(8)
Revenues	$1,494.4	$1,503.7	$1,520.7	$1,442.2
Gross profit	$(249.4)	$115.3	$(169.5)	$205.1
Operating (loss) income	$(320.8)	$50.5	$(238.5)	$144.5
Net (loss) income	$(586.9)	$93.7	$(209.4)	$81.2
(Loss) earnings per share, basic	$(4.15)	$0.66	$(1.48)	$0.57
(Loss) earnings per share, diluted	$(4.15)	$0.65	$(1.48)	$0.57
_______________________________________

(1)	Fourth quarter 2014 earnings include the impact of the loss on divestiture of Gulfstream programs of $471.1, as well as net favorable cumulative catch-up adjustments of $62.9.

(2)	Third quarter 2014 earnings include the impact of net favorable cumulative catch-up adjustments of $32.7.

(3)	Second quarter 2014 earnings include the impact of net favorable cumulative catch-up adjustments of $19.4.

(4)	First quarter 2014 earnings include the impacts of forward loss charges totaling $1.2, as well as a net favorable cumulative catch-up adjustment of $16.6.

(5)	Fourth quarter 2013 earnings include the impacts of forward loss charges totaling $545.9 and a $382.6 charge resulting from the establishment of a deferred tax asset valuation allowance.

(6)	Third quarter 2013 earnings include the impacts of forward loss charges totaling $123.8.

(7)	Second quarter 2013 earnings included the impacts of forward loss charges, net of forward loss reductions, totaling $448.3.

(8)	First quarter of 2013 earnings includes the impact of a forward loss charge of $15.3.

27.   Condensed Consolidating Financial Information
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
 The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent company and parent guarantor to the Credit Agreement, as further detailed in Note 14, Debt;

(ii)	Spirit, as the subsidiary issuer of the 2017 Notes, the 2020 Notes, and the 2022 Notes;

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

(iii)	The Subsidiary Guarantors, on a combined basis, as guarantors of the 2017 Notes, the 2020 Notes, and the 2022 Notes;

(iv)	The Company’s subsidiaries, other than the Subsidiary Guarantors, which are not guarantors of the 2017 Notes, the 2020 Notes and the 2022 Notes (the “Subsidiary Non-Guarantors”), on a combined basis;

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Twelve Months Ended December 31, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$6,242.2	$336.3	$794.9	$(574.2)	$6,799.2
Operating costs and expenses
Cost of sales	—	5,270.2	324.7	690.3	(574.2)	5,711.0
Selling, general and administrative	13.2	200.8	2.7	17.1	—	233.8
Impact from severe weather event	—	—	—	—	—	—
Research and development	—	27.9	—	1.4	—	29.3
Loss on sale of Gulfstream programs (see Note 28)	—	471.1	—	—	—	471.1
Total operating costs and expenses	13.2	5,970.0	327.4	708.8	(574.2)	6,445.2
Operating (loss) income	(13.2)	272.2	8.9	86.1	—	354.0
Interest expense and financing fee amortization	—	(87.4)	—	(9.8)	9.1	(88.1)
Interest income	—	9.6	—	0.1	(9.1)	0.6
Other income (expense), net	—	4.1	—	(8.2)	—	(4.1)
(Loss) income before income taxes and equity in net income of affiliates and subsidiaries	(13.2)	198.5	8.9	68.2	—	262.4
Income tax (provision) benefit	(0.8)	98.0	(3.3)	2.0		95.9
(Loss) income before equity in net income of affiliates and subsidiaries	(14.0)	296.5	5.6	70.2	—	358.3
Equity in net income of affiliates	0.5	—	—	0.5	(0.5)	0.5
Equity in net income of subsidiaries	372.3	75.7	—	—	(448.0)	—
Net income	358.8	372.2	5.6	70.7	(448.5)	358.8
Other comprehensive loss	(99.2)	(73.9)	—	(25.3)	99.2	(99.2)
Comprehensive income	$259.6	$298.3	$5.6	$45.4	$(349.3)	$259.6

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Twelve Months Ended December 31, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$5,393.4	$205.9	$738.9	$(377.2)	$5,961.0
Operating costs and expenses
Cost of sales	—	5,602.1	197.8	636.8	(377.2)	6,059.5
Selling, general and administrative	3.0	174.4	3.0	20.4	—	200.8
Impact from severe weather event	—	30.3	—	—	—	30.3
Research and development	—	32.2	0.1	2.4	—	34.7
Total operating costs and expenses	3.0	5,839.0	200.9	659.6	(377.2)	6,325.3
Operating (loss) income	(3.0)	(445.6)	5.0	79.3	—	(364.3)
Interest expense and financing fee amortization	—	(69.2)	—	(11.2)	10.3	(70.1)
Interest income	—	10.5	—	0.1	(10.3)	0.3
Other income, net	—	3.1	—	0.2	—	3.3
(Loss) income before income taxes and equity in net income (loss) of affiliates and subsidiaries	(3.0)	(501.2)	5.0	68.4	—	(430.8)
Income tax provision	(0.1)	(175.6)	(1.9)	(13.5)	—	(191.1)
(Loss) income before equity in net income (loss) of affiliates and subsidiaries	(3.1)	(676.8)	3.1	54.9	—	(621.9)
Equity in net income of affiliates	0.5	—	—	0.5	(0.5)	0.5
Equity in net (loss) income of subsidiaries	(618.8)	58.2	—	—	560.6	—
Net (loss) income	(621.4)	(618.6)	3.1	55.4	560.1	(621.4)
Other comprehensive income	90.6	5.8	—	84.8	(90.6)	90.6
Comprehensive (loss) income	$(530.8)	$(612.8)	$3.1	$140.2	$469.5	$(530.8)

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Twelve Months Ended December 31, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$4,910.1	$151.5	$594.2	$(258.1)	$5,397.7
Operating costs and expenses
Cost of sales	—	4,842.1	141.4	519.9	(258.1)	5,245.3
Selling, general and administrative	3.0	145.8	2.8	20.6	—	172.2
Impact from severe weather event	—	(146.2)	—	—	—	(146.2)
Research and development	—	32.8	—	1.3	—	34.1
Total operating costs and expenses	3.0	4,874.5	144.2	541.8	(258.1)	5,305.4
Operating (loss) income	(3.0)	35.6	7.3	52.4	—	92.3
Interest expense and financing fee amortization	—	(81.9)	—	(10.3)	9.3	(82.9)
Interest income	—	9.4	—	0.1	(9.3)	0.2
Other expense (income), net	—	(0.9)	(0.1)	2.8	—	1.8
Income (loss) before income taxes and equity in net income (loss) of affiliates and subsidiaries	(3.0)	(37.8)	7.2	45.0	—	11.4
Income tax (provision) benefit	(0.2)	34.1	(2.7)	(7.1)	—	24.1
(Loss) income before equity in net (loss) income of affiliates and subsidiaries	(3.2)	(3.7)	4.5	37.9	—	35.5
Equity in net (loss) income of affiliates	(0.7)	(1.3)	—	0.6	0.7	(0.7)
Equity in net income of subsidiaries	38.7	42.4	—	—	(81.1)	—
Net income	34.8	37.4	4.5	38.5	(80.4)	34.8
Other comprehensive (loss) income	(19.0)	(32.2)	—	13.2	19.0	(19.0)
Comprehensive income	$15.8	$5.2	$4.5	$51.7	$(61.4)	$15.8

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$354.6	$—	$23.3	$—	$377.9
Accounts receivable, net	—	730.6	33.3	211.9	(370.2)	605.6
Inventory, net	—	1,238.1	168.1	346.8	—	1,753.0
Deferred tax asset — current	—	49.8	—	3.4	—	53.2
Other current assets	—	260.3	—	2.1	—	262.4
Total current assets	—	2,633.4	201.4	587.5	(370.2)	3,052.1
Property, plant and equipment, net	—	1,263.7	337.9	182.0	—	1,783.6
Pension assets	—	187.8	—	15.6	—	203.4
Investment in subsidiary	907.7	281.4	—	—	(1,189.1)	—
Equity in net assets of subsidiaries	714.3	210.4	—	—	(924.7)	—
Deferred tax asset — non-current, net	—	—	—	—	—	—
Other assets	—	352.7	80.0	22.9	(332.0)	123.6
Total assets	$1,622.0	$4,929.4	$619.3	$808.0	$(2,816.0)	$5,162.7
Current liabilities
Accounts payable	$—	$573.3	$235.5	$172.5	$(370.1)	$611.2
Accrued expenses	—	302.3	0.8	26.0	—	329.1
Profit sharing	—	105.1	—	6.7	—	111.8
Current portion of long-term debt	—	5.7	—	3.7	—	9.4
Advance payments, short-term	—	118.6	—	—	—	118.6
Deferred revenue, short-term	—	21.7	—	1.7	—	23.4
Deferred grant income liability — current	—	—	9.0	1.2	—	10.2
Other current liabilities	—	40.5	—	4.6	—	45.1
Total current liabilities	—	1,167.2	245.3	216.4	(370.1)	1,258.8
Long-term debt	—	1,130.5	—	265.6	(252.0)	1,144.1
Advance payments, long-term	—	680.4	—	—	—	680.4
Pension/OPEB obligation	—	73.0	—	—	—	73.0
Deferred grant income liability — non-current	—	—	66.7	29.4	—	96.1
Deferred revenue and other deferred credits	—	21.2	—	6.3	—	27.5
Other liabilities	—	315.0	—	25.8	(80.0)	260.8
Total equity	1,622.0	1,542.1	307.3	264.5	(2,113.9)	1,622.0
Total liabilities and shareholders' equity	$1,622.0	$4,929.4	$619.3	$808.0	$(2,816.0)	$5,162.7

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$—	$312.8	$58.3	$(9.5)	$—	$361.6
Investing activities
Purchase of property, plant and equipment	—	(147.4)	(58.3)	(14.5)		(220.2)
Proceeds from sale of assets	—	0.5	—	—	—	0.5
Change in restricted cash	—	(19.9)	—	—	—	(19.9)
Other	—	2.3	—	(2.3)	—	—
Net cash used in investing activities	—	(164.5)	(58.3)	(16.8)	—	(239.6)
Financing activities
Proceeds from issuance of bonds	—	300.0	—	—	—	300.0
Principal payments of debt	—	(12.9)	—	(3.9)	—	(16.8)
Collection on (repayment of) intercompany debt	—	7.5	—	(7.5)	—	—
Payments on bonds	—	(300.0)		—	—	(300.0)
Debt issuance and financing costs	—	(20.8)	—	—	—	(20.8)
Excess tax benefits from share-based payment arrangements	—	2.5	—	0.1	—	2.6
Proceeds (payments) from subsidiary for purchase of treasury stock	129.2	(129.2)	—	—	—	—
Purchase of treasury stock	(129.2)	—	—	—	—	(129.2)
Net cash used in financing activities	—	(152.9)	—	(11.3)	—	(164.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.6)	—	(0.6)
Net decrease in cash and cash equivalents for the period	—	(4.6)	—	(38.2)	—	(42.8)
Cash and cash equivalents, beginning of period	—	359.2	—	61.5	—	420.7
Cash and cash equivalents, end of period	$—	$354.6	$—	$23.3	$—	$377.9

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash (used in) provided by operating activities	$(621.4)	$219.0	$34.2	$7.4	$621.4	$260.6
Investing activities
Purchase of property, plant and equipment	—	(190.9)	(34.2)	(9.1)	—	(234.2)
Purchase of property, plant and equipment — severe weather event	—	(38.4)	—	—	—	(38.4)
Proceeds from sale of assets	—	0.7	—	—	—	0.7
Equity in net assets of subsidiaries	621.4	3.0	—	0.7	(621.4)	3.7
Other	—	4.8	—	(4.8)	—	—
Net cash provided by (used in) investing activities	621.4	(220.8)	(34.2)	(13.2)	(621.4)	(268.2)
Financing activities
Proceeds from revolving credit facility	—	—	—	—	—	—
Payments on revolving credit facility	—	—	—	—	—	—
Proceeds from issuance of debt	—	—	—	—	—	—
Principal payments of debt	—	(6.6)	—	(3.8)	—	(10.4)
Collection on (repayment of) intercompany debt	—	2.0	—	(2.0)	—	—
Debt issuance and financing costs	—	(4.1)	—	—	—	(4.1)
Excess tax benefits from share-based payment arrangements	—	0.6	—	—	—	0.6
Net cash used in financing activities	—	(8.1)	—	(5.8)	—	(13.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.5	—	1.5
Net (decrease) in cash and cash equivalents for the period	—	(9.9)	—	(10.1)	—	(20.0)
Cash and cash equivalents, beginning of period	—	369.1	—	71.6	—	440.7
Cash and cash equivalents, end of period	$—	$359.2	$—	$61.5	$—	$420.7

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2012

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$34.8	$586.6	$4.6	$(46.8)	$(34.8)	$544.4
Investing activities
Purchase of property, plant and equipment	—	(204.7)	(4.6)	(26.8)	—	(236.1)
Purchase of property, plant and equipment — severe weather event	—	(12.9)	—	—	—	(12.9)
Proceeds from sale of assets	—	0.4	—	1.2	—	1.6
Equity in net assets of subsidiaries	(34.8)	(1.6)	—	0.2	34.8	(1.4)
Net cash (used in) provided by investing activities	(34.8)	(218.8)	(4.6)	(25.4)	34.8	(248.8)
Financing activities
Proceeds from revolving credit facility	—	170.0	—	—	—	170.0
Payments on revolving credit facility	—	(170.0)	—	—	—	(170.0)
Proceeds from issuance of debt	—	547.2	—	0.4	—	547.6
Principal payments of debt	—	(567.4)	—	(3.6)	—	(571.0)
Collection on (repayment of) intercompany debt	—	(74.0)	—	74.0	—	—
Debt issuance and financing costs	—	(12.4)	—	—	—	(12.4)
Excess tax benefits from share-based payment arrangements	—	1.2	—	—	—	1.2
Net cash (used in) provided by financing activities	—	(105.4)	—	70.8	—	(34.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	1.9	—	1.9
Net increase in cash and cash equivalents for the period	—	262.4	—	0.5	—	262.9
Cash and cash equivalents, beginning of period	—	106.7	—	71.1	—	177.8
Cash and cash equivalents, end of period	$—	$369.1	$—	$71.6	$—	$440.7

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

28.   Loss on Divestiture of Programs
On December 9, 2014, the Company entered into an agreement to transfer the Gulfstream programs at the Company’s Tulsa, Oklahoma site to Triumph. The transaction closed on December 30, 2014. Pursuant to the agreement, the Company paid Triumph $160.0 in cash at closing. In accordance with FASB ASU 2014-08, the divestiture of Gulfstream programs were considered an individually significant component that did not qualify for discontinued operations reporting and therefore the loss on the divestiture of Gulfstream programs and the results of its operations are included in continuing operations and disclosure requirements related to pretax profit or loss are described below.
The pre-tax loss from the divestiture totaled $(471.1), resulting in a tax benefit of $273.9, including a valuation allowance release related to the divestiture of $118.1, and after tax loss of $(197.2) for the period ended December 31, 2014. The pre-tax income (loss) of the Gulfstream programs was $1.3, $(530.2), and $(282.2) for the twelve months ended December 31 2014, December 31, 2013, and December 31, 2012, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer), have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Security and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel to provide reasonable assurance of the reliability of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP, an independent registered public accounting firm as stated in their report which appears herein.
Changes in Internal Controls over Financial Reporting
During the fourth quarter of 2014, the following significant changes occurred:

•
Our Tulsa site completed the implementation of a new enterprise resource planning (ERP) system. This conversion affected certain general ledger functions, and resulted in changes to processes and controls as we migrated from legacy systems to the new ERP system.

•
During 2014 (culminating in the fourth quarter), management completed its implementation of a remediation initiative to address the previously reported material weakness in internal controls relating to accounting estimates for the A350 XWB Section 15 recurring program. The remediation initiative significantly increased the analysis and review of the completeness and accuracy of bills of materials and their impact on the future cost estimates for the A350 XWB Section 15 recurring program. In addition, management implemented enhancements to the corporate oversight of changes to EAC assumptions. Management believes these initiatives significantly improved the overall completeness, accuracy and valuation of inventory and cost of sales. As of December 31, 2014, management has completed the documentation and testing of the design and operating effectiveness of the corrective actions described above and considered such testing in our annual assessment of internal control over financial reporting.

•
During 2014 (culminating in the fourth quarter), management completed its implementation of a remediation initiative to address the previously reported material weakness in internal controls relating to accounting estimates for the G280 and G650 programs. The remediation initiatives enhanced the Company's internal controls over financial reporting by establishing a more comprehensive review and approval process of cost estimates related to supply chain management, labor and bills of material in Tulsa. Management also increased corporate oversight of changes to EAC assumptions specifically regarding estimates of production units. Management completed the documentation and testing of the design and operating effectiveness of these enhanced procedures. The G280 and G650 programs were divested on December 30, 2014.
Other than these items, there were no other changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Spirit AeroSystems Holdings, Inc.
We have audited Spirit AeroSystems Holdings, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Spirit AeroSystems Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Spirit AeroSystems Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Spirit AeroSystems Holdings, Inc. as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the year ended December 31, 2014 and our report dated February 13, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Wichita, Kansas
February 13, 2015

Item 9B.    Other Information
On February 9, 2015, Philip Anderson, who had been serving as Senior Vice President, Defense and Contracts, was reassigned to the position of Senior Vice President, Defense Programs.

PART III

Item 10.    Director, Executive Officers and Corporate Governance
Information concerning the directors of Spirit Holdings will be provided in Spirit Holdings' proxy statement for its 2015 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.
Information concerning the executive officers of Spirit is included in Part I of this Annual Report on Form 10-K.
Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be provided in Spirit Holdings' proxy statement for its 2015 annual meeting of stockholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.
Information concerning Corporate Governance and the Board of Directors of Spirit Holdings will be provided in Spirit Holdings' proxy statement for its 2015 annual meeting of stockholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.
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
Item 11.    Executive Compensation
Information concerning the compensation of directors and executive officers of Spirit Holdings will be provided in Spirit Holdings' proxy statement for its 2015 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning the ownership of Spirit Holdings' equity securities by certain beneficial owners and by management will be provided in Spirit Holdings' proxy statement for its 2015 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.
Equity Compensation Plan Information is included in Part II of this Annual Report.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions and director independence will be provided in Spirit Holdings' proxy statement for its 2015 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.
Item 14.    Principal Accounting Fees and Services
Information concerning principal accounting fees and services will be provided in Spirit Holdings' proxy statement for its 2015 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

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
4.4
Indenture dated as of September 30, 2009, governing the 71/2% Senior Notes due 2017, by and among Spirit AeroSystems, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.
Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, Exhibit 4.1
4.5	Form of 7 1/2% Senior Note due 2017	Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, included as Exhibit A to Exhibit 4.1
4.6
Registration Rights Agreement, dated as of September 30, 2009, among Spirit AeroSystems, Inc., the guarantors identified therein, Banc of America Securities LLC and the other initial purchasers of the Notes named therein
Current Report on Form 8-K (File No. 001-33160), filed October 1, 2009, Exhibit 4.3
4.7
Indenture dated as of November 18, 2010, governing the 63/4% Senior Notes due 2020, by and among Spirit AeroSystems, Inc., the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.
Current Report on Form 8-K (File No. 001-33160), filed November 18, 2010, Exhibit 4.1
4.8	Form of 63/4% Senior Note due 2020	Current Report on Form 8-K (File No. 001-33160), filed November 18, 2010, included as Exhibit A to Exhibit 4.2
4.9
Registration Rights Agreement, dated as of November 18, 2010, among Spirit AeroSystems, Inc., the guarantors identified therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated on behalf of itself and as representative of the several initial purchasers of the notes named therein
Current Report on Form 8-K (File No. 001-33160), filed November 18, 2010, Exhibit 4.3

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
4.10	Supplemental Indenture, dated as of August 11, 2010	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2010, Exhibit 4.1
4.11	Supplemental Indenture, dated as of March 17, 2014	Current Report on Form 8-K (File No. 001-331600, filed March 21, 2014, Exhibit 4.1
4.12	Indenture dated as of March 18, 2014, governing the 5¼ Senior Notes due 2022, by and among Spirit, the guarantors identified therein and the Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed March 21, 2014, Exhibit 4.2
4.13	Form of 5 ¼% Senior Note due 2022	Current Report on Form 8-K (File No. 001-33160), filed March 21, 2014, Exhibit 4.3 (included as Exhibit A to Exhibit 4.2)
4.14
Registration Rights Agreement, dated as of March 18, 2014, among Spirit, the guarantors identified therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated on behalf of itself and as representative of the several initial purchasers of the Notes named therein
Current Report on Form 8-K (File No. 001-33160), filed March 21, 2014, Exhibit 4.4
10.1†	Employment Agreement, dated September 13, 2005, between Spirit AeroSystems, Inc. and H. David Walker	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.3
10.2†	Employment Agreement between Spirit AeroSystems, Inc. and Philip D. Anderson, dated February 12, 2010	Current Report on Form 8-K (File No. 001-33160), filed February 17, 2010, Exhibit 10.1
10.3†	Spirit AeroSystems Holdings, Inc. Amended and Restated Executive Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2008, Exhibit 10.7
10.4†	Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) Supplemental Executive Retirement Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.8
10.5†	Amendment to Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, dated July 30, 2007	Registration Statement on Form S-8 (File No. 333-146112), filed September 17, 2007, Exhibit 10.2
10.6†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Short-Term Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 10.3
10.7†	Spirit AeroSystems Holdings, Inc. Fourth Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 10.4
10.8†	Spirit AeroSystems Holdings, Inc. Cash Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.11
10.9†	Spirit AeroSystems Holdings, Inc. Union Equity Participation Program	Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-135486), filed October 30, 2006, Exhibit 10.12

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.10†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Director Stock Plan	Registration Statement on Form S-8 (File No. 333-150402), filed April 23, 2008, Exhibit 10.1
10.11	Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14
10.12††	Special Business Provisions (Sustaining), as amended through February 6, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.17
10.13††	Amendment No. 9 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 4, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.1
10.14††	Amendment No. 10 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 26, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.2
10.15††	General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.16††	Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25
10.17††	Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26
10.18	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27
10.19	Inducement Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.2
10.20	Lease Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.3
10.21	Construction Agency Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.4
10.22†	Amendment to the Spirit AeroSystems Holdings, Inc. Amended and Restated Executive Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2010, Exhibit 10.1
10.23	Spirit AeroSystems Holdings, Inc. Amended and Restated Deferred Compensation Plan, As Amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2011, Exhibit 10.34

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.24†	Employment Agreement between Spirit AeroSystems, Inc. and David Coleal, effective as of July 14, 2011	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 4, 2011, Exhibit 10.1
10.25	Credit Agreement, dated as of April 18, 2012, among Spirit AeroSystems, Inc., the other guarantors party thereto, Bank of America, N.A. and the other agents and lenders party thereto	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 7, 2012, Exhibit 10.1
10.26
Amendment No. 1, dated as of October 26, 2012, to Credit Agreement dated as of April 18, 2012 among Spirit Aerosystems, Inc., Spirit AeroSystems Holdings, Inc., the other guarantors party thereto, Bank of America, N.A. and the other agents and lenders party thereto
Current Report on Form 8-K (File No. 001-33160), filed October 30, 2012, Exhibit 10.1
10.27
Amendment No. 2, dated as of August 2, 2013, to Credit Agreement dated as of April 18, 2012 among Spirit Aerosystems, Inc., Spirit AeroSystems Holdings, Inc., the other guarantors party thereto, Bank of America, N.A. and the other agents and lenders party thereto
Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.31
10.28†	Amended and Restated Employment Agreement, between Spirit AeroSystems, Inc. and Jon Lammers, effective as of July 24, 2012	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.1
10.29	Amendment No. 2, dated March 4, 2011, to General Terms Agreement (Sustaining and Others) between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.2

10.30††	Memorandum of Agreement, between The Boeing Company and Spirit AeroSystems, Inc., made as of March 9, 2012, amending Special Business Provisions (Sustaining)	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.4
10.31†	Employment Agreement between Spirit AeroSystems, Inc. and Larry A. Lawson, effective as of March 18, 2013	Current Report on Form 8-K (File No. 001-33160), filed March 22, 2013, Exhibit 10.1
10.32†	Retirement and Consulting Agreement and General Release between Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and Jeffrey L. Turner, effective as of May 2, 2013	Current Report on Form 8-K (File No. 001-33160), filed May 6, 2013, Exhibit 10.1
10.33†	Retirement and Consulting Agreement and General Release between Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and Michael G. King, effective as of June 18, 2013	Current Report on Form 8-K (File No. 001-33160), filed June 24, 2013, Exhibit 10.1
10.34†	Employment Agreement between Spirit AeroSystems, Inc. and Sanjay Kapoor, effective as of August 23, 2013	Current Report on Form 8-K (File No. 001-33160), filed August 26, 2013, Exhibit 10.1
10.35†	Employment Agreement between Spirit AeroSystems, Inc. and Heidi Wood, effective as of July 15, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.40
10.36†	Amendment to Employment Agreement between Spirit Aerosystems, Inc. and Heidi Wood, effective as of July 15, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.41
10.37†	Form of Executive Compensation Letter	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.42

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.38
Amendment No. 3, dated as of March 18, 2014, to Credit Agreement dated as of April 18, 2012 among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., the other guarantors party thereto, Bank of America, N.A. and the other agents and lenders party thereto
Current Report on Form 8-K (File No. 001-33160), filed March 21, 2014, Exhibit 10.1
10.39	Memorandum of Agreement (737 MAX Non-Recurring Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 7, 2014, amending Spirit's long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.2
10.40	Memorandum of Agreement (Pricing Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 8, 2014, amending Spirit's long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.3
10.41
Amendment No. 4 to Credit Agreement, dated as of June 3, 2014, among Spirit AeroSystems Holdings, Inc., the other guarantors party thereto, Bank of America, N.A. and the other agents and lenders party thereto
Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.4
10.42†	Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan	Registration Statement on Form S-8 (File No. 333-195790), filed May 8, 2014, Exhibit 10.1.
10.43†	Employment Agreement between Spirit AeroSystems, Inc. and Samantha Marnick, effective as of February 22, 2006 and annual Executive Compensation Letter, dated May 3, 2013	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 2, 2014, Exhibit 10.1
10.44†	Employment Agreement between Spirit AeroSystems, Inc. and Duane Hawkins, effective as of June 17, 2013	*
10.45†	Amendment to Employment Agreement between Spirit Aerosystems, Inc. and Duane Hawkins, effective as of June 17, 2013	*
10.46†	Annual Executive Compensation Letter between Spirit AeroSystems, Inc. and John Pilla, dated February 7, 2014	*
10.47†	Employment Agreement between Spirit AeroSystems, Inc. and Krisstie Kondrotis, effective as of December 10, 2014	*
10.48	Asset Purchase Agreement, between Spirit AeroSystems, Inc., Triumph Aerostructures - Tulsa, LLC and Triumph Group, Inc., dated as of December 8, 2014.	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.1
10.49	Amendment No. 1 to Asset Purchase Agreement, between Spirit AeroSystems, Inc., Triumph Aerostructures - Tulsa, LLC and Triumph Group, Inc., dated as of December 30, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.2
12.1	Ratio of Earnings to Fixed Charges	*
14.1	Code of Ethics

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
	(i) Spirit AeroSystems Holdings, Inc. Code of Ethics and Business Conduct, as amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 14.1
	(ii) Spirit AeroSystems Holdings, Inc. Code of Conduct for Finance Employees	Annual Report on Form 10-K (File No. 001-33160), filed March 5, 2007, Exhibit 14.1
21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	*
23.1	Consent of PricewaterhouseCoopers LLP	*
23.2	Consent of Ernst & Young LLP	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**
101.INS@	XBRL Instance Document.	*
101.SCH@	XBRL Taxonomy Extension Schema Document.	*
101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB@	XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document.	*
_______________________________________

†	Indicates management contract or compensation plan or arrangement

††	Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas on February 13, 2015.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

By:	/s/ Sanjay Kapoor
Sanjay Kapoor Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry A. Lawson	Director, President and Chief Executive	February 13, 2015
Larry A. Lawson	Officer (Principal Executive Officer)

/s/ Sanjay Kapoor	Senior Vice President and Chief Financial	February 13, 2015
Sanjay Kapoor	Officer (Principal Financial Officer)

/s/ Mark J. Suchinski	Vice President and Corporate Controller	February 13, 2015
Mark J. Suchinski	(Principal Accounting Officer)

/s/ Robert Johnson	Director, Chairman of the Board	February 13, 2015
Robert Johnson

/s/ Charles Chadwell	Director	February 13, 2015
Charles Chadwell

/s/ Ivor Evans	Director	February 13, 2015
Ivor Evans

/s/ Paul Fulchino	Director	February 13, 2015
Paul Fulchino

/s/ Richard Gephardt	Director	February 13, 2015
Richard Gephardt

/s/ Ronald Kadish	Director	February 13, 2015
Ronald Kadish

/s/ Christopher E. Kubasik	Director	February 13, 2015
Christopher E. Kubasik

/s/ John L. Plueger	Director	February 13, 2015
John L. Plueger

/s/ Tawfiq Popatia	Director	February 13, 2015
Tawfiq Popatia

/s/ Francis Raborn	Director	February 13, 2015
Francis Raborn