Form 10-K/A
period 2014-12-31
Spirit AeroSystems Holdings, Inc.
filed 2015-03-06
CIK 1364885

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

Spirit AeroSystems Holdings, Inc.
Explanatory Note
This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Spirit AeroSystems Holdings, Inc. (the “Company”) for the fiscal year ended December 31, 2014, initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 13, 2015 (the “Original Filing”), is being filed solely to correct typographical errors contained in our predecessor independent auditor’s (i) Report of Independent Registered Public Accounting Firm appearing on page 67 of the Original Filing and (ii) consent appearing on Exhibit 23.1 Consent of PricewaterhouseCoopers LLP in the Original Filing. The dates of each of the aforementioned Report of Independent Registered Public Accounting Firm and consent were incorrect in the Original Filing.

Except for the foregoing amended information, this Form 10-K/A does not amend or update any other information contained in the Original Filing or reflect any events that have occurred since the date of the Original Filing.

i

Part II

Item 8.    Financial Statements and Supplementary Data
SPIRIT AEROSYSTEMS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Spirit AeroSystems Holdings, Inc. for the periods ended December 31, 2014, December 31, 2013 and December 31, 2012
Reports of Independent Registered Public Accounting Firms	5
Consolidated Statements of Operations	7
Consolidated Statements of Comprehensive Income (Loss)	8
Consolidated Balance Sheets	9
Consolidated Statements of Changes in Shareholders' Equity	10
Consolidated Statements of Cash Flows	11
Notes to Consolidated Financial Statements	13

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
Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.4
10.42†	Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan	Registration Statement on Form S-8 (File No. 333-195790), filed May 8, 2014, Exhibit 10.1.
10.43†	Employment Agreement between Spirit AeroSystems, Inc. and Samantha Marnick, effective as of February 22, 2006 and annual Executive Compensation Letter, dated May 3, 2013	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 2, 2014, Exhibit 10.1
10.44†	Employment Agreement between Spirit AeroSystems, Inc. and Duane Hawkins, effective as of June 17, 2013	**
10.45†	Amendment to Employment Agreement between Spirit Aerosystems, Inc. and Duane Hawkins, effective as of June 17, 2013	**
10.46†	Annual Executive Compensation Letter between Spirit AeroSystems, Inc. and John Pilla, dated February 7, 2014	**
10.47†	Employment Agreement between Spirit AeroSystems, Inc. and Krisstie Kondrotis, effective as of December 10, 2014	**
10.48	Asset Purchase Agreement, between Spirit AeroSystems, Inc., Triumph Aerostructures - Tulsa, LLC and Triumph Group, Inc., dated as of December 8, 2014.	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.1
10.49	Amendment No. 1 to Asset Purchase Agreement, between Spirit AeroSystems, Inc., Triumph Aerostructures - Tulsa, LLC and Triumph Group, Inc., dated as of December 30, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.2
12.1	Ratio of Earnings to Fixed Charges	**
14.1	Code of Ethics

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
	(i) Spirit AeroSystems Holdings, Inc. Code of Ethics and Business Conduct, as amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 14.1
	(ii) Spirit AeroSystems Holdings, Inc. Code of Conduct for Finance Employees	Annual Report on Form 10-K (File No. 001-33160), filed March 5, 2007, Exhibit 14.1
21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	**
23.1	Consent of PricewaterhouseCoopers LLP	*
23.2	Consent of Ernst & Young LLP	**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	*
101.INS@	XBRL Instance Document.	**
101.SCH@	XBRL Taxonomy Extension Schema Document.	**
101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document.	**
101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document.	**
101.LAB@	XBRL Taxonomy Extension Label Linkbase Document.	**
101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document.	**
_______________________________________

†	Indicates management contract or compensation plan or arrangement

††	Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment

*	Filed herewith

**	Previously included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 13, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas on March 6, 2015.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

By:	/s/ Sanjay Kapoor
Sanjay Kapoor Senior Vice President and Chief Financial Officer