Form 10-Q
period 2015-04-02
Spirit AeroSystems Holdings, Inc.
filed 2015-05-01
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2015

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

As of April 23, 2015, the registrant had outstanding 141,629,393 shares of class A common stock, $0.01 par value per share, and 121 shares of class B common stock, $0.01 par value per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	April 2, 2015	April 3, 2014
	($ in millions, except per share data)
Net revenues	$1,742.2	$1,728.5
Operating costs and expenses
Cost of sales	1,448.3	1,467.3
Selling, general and administrative	51.6	60.5
Research and development	7.0	6.3
Total operating costs and expenses	1,506.9	1,534.1
Operating income	235.3	194.4
Interest expense and financing fee amortization	(17.9)	(35.4)
Other (expense) income, net	(6.4)	1.3
Income before income taxes and equity in net income of affiliate	211.0	160.3
Income tax provision	(29.4)	(6.9)
Income before equity in net income of affiliate	181.6	153.4
Equity in net income of affiliate	0.3	0.2
Net income	$181.9	$153.6
Earnings per share
Basic	$1.31	$1.08
Diluted	$1.30	$1.07

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended
	April 2, 2015	April 3, 2014
	($ in millions)
Net income	$181.9	$153.6
Changes in other comprehensive (loss) income, net of tax:
Settlement of swap, net of tax effect of zero for each of the three months ended, respectively	1.1	—
Unrealized foreign exchange loss on intercompany loan, net of tax effect of $0.6 and $0.1 for the three months ended, respectively	(2.4)	(0.2)
Foreign currency translation adjustments	(12.7)	0.4
Total other comprehensive (loss) income	(14.0)	0.2
Total comprehensive income	$167.9	$153.8

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

	April 2, 2015	December 31, 2014
	($ in millions)
Current assets
Cash and cash equivalents	$749.5	$377.9
Accounts receivable, net	601.0	605.6
Inventory, net	1,702.4	1,753.0
Deferred tax asset - current	39.0	53.2
Other current assets	69.1	262.4
Total current assets	3,161.0	3,052.1
Property, plant and equipment, net	1,776.7	1,783.6
Pension assets	210.5	203.4
Other assets	124.5	123.6
Total assets	$5,272.7	$5,162.7
Current liabilities
Accounts payable	$679.2	$611.2
Accrued expenses	256.9	329.1
Profit sharing	20.5	111.8
Current portion of long-term debt	30.2	9.4
Advance payments, short-term	145.5	118.6
Deferred revenue, short-term	39.3	23.4
Deferred grant income liability - current	10.3	10.2
Other current liabilities	45.9	45.1
Total current liabilities	1,227.8	1,258.8
Long-term debt	1,115.1	1,144.1
Advance payments, long-term	643.3	680.4
Pension/OPEB obligation	74.7	73.0
Deferred grant income liability - non-current	91.9	96.1
Deferred revenue and other deferred credits	67.3	27.5
Other liabilities	258.2	260.8
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 141,678,165 and 141,084,378 shares issued, respectively	1.4	1.4
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 121 and 4,745 shares issued, respectively	—	—
Additional paid-in capital	1,040.1	1,035.6
Accumulated other comprehensive loss	(167.8)	(153.8)
Retained earnings	1,049.4	867.5
Treasury stock, at cost (4,000,000 shares each period, respectively)	(129.2)	(129.2)
Total shareholders’ equity	1,793.9	1,621.5
Noncontrolling interest	0.5	0.5
Total equity	1,794.4	1,622.0
Total liabilities and equity	$5,272.7	$5,162.7
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	April 2, 2015	April 3, 2014
	($ in millions)
Operating activities
Net income	$181.9	$153.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	43.6	41.3
Amortization expense	0.5	4.7
Amortization of deferred financing fees	4.2	15.7
Accretion of customer supply agreement	0.4	0.1
Employee stock compensation expense	6.9	3.7
Excess tax benefit of share-based payment arrangements	—	(0.5)
Loss (gain) from hedge contracts	1.6	(0.6)
Loss from foreign currency transactions	6.4	1.8
Deferred taxes	1.2	(0.3)
Pension and other post retirement benefits, net	(6.1)	(8.0)
Grant income	(2.6)	(2.0)
Equity in net income of affiliate	(0.3)	(0.2)
Changes in assets and liabilities
Accounts receivable	0.3	(196.7)
Inventory, net	33.8	(51.6)
Accounts payable and accrued liabilities	(10.2)	50.6
Profit sharing/deferred compensation	(91.1)	(21.7)
Advance payments	(10.2)	(30.6)
Income taxes receivable/payable	198.0	72.5
Deferred revenue and other deferred credits	56.7	4.8
Other	8.7	8.4
Net cash provided by operating activities	423.7	45.0
Investing activities
Purchase of property, plant and equipment	(40.3)	(53.0)
Proceeds from sale of assets	—	0.1
Net cash used in investing activities	(40.3)	(52.9)
Financing activities
Proceeds from issuance of debt	535.0	—
Proceeds from issuance of bonds	—	300.0
Principal payments of debt	(7.5)	(9.5)
Payments on term loan	(534.9)	—
Payments on bonds	—	(227.2)
Excess tax benefit of share-based payment arrangements	—	0.5
Debt issuance and financing costs	(4.7)	(19.2)
Change in restricted cash	—	(72.8)
Net cash used in financing activities	(12.1)	(28.2)
Effect of exchange rate changes on cash and cash equivalents	0.3	(2.5)
Net increase (decrease) in cash and cash equivalents for the period	371.6	(38.6)
Cash and cash equivalents, beginning of period	377.9	420.7
Cash and cash equivalents, end of period	$749.5	$382.1
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

1.  Organization and Basis of Interim Presentation

Spirit AeroSystems Holdings, Inc. ("Holdings" or the "Company") was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of Boeing's operations in Wichita, Kansas; Tulsa, Oklahoma; and McAlester, Oklahoma (the "Boeing Acquisition") by an investor group led by Onex Partners LP and Onex Corporation (together with its affiliates, "Onex"). Holdings provides manufacturing and design expertise in a wide range of fuselage, propulsion and wing products and services for aircraft original equipment manufacturers ("OEM") and operators through its subsidiary, Spirit AeroSystems, Inc. ("Spirit"). The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina and Subang, Malaysia. The Company has assembly facilities in Saint-Nazaire, France, and Chanute, Kansas.

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

In August 2014, Onex sold its remaining investment in the Company in a secondary offering of the Company's class A common stock.

In December 2014, Spirit divested its G280 and G650 programs, consisting of the design, manufacture and support of structural components for the Gulfstream G280 and G650 aircraft in Spirit’s facilities in Tulsa, Oklahoma, to Triumph Aerostructures - Tulsa, LLC, a wholly-owned subsidiary of Triumph Group Inc. ("Triumph").

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

As part of the monthly consolidation process, the Company's international entities that have functional currencies other than the U.S. dollar are translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended April 2, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2015 presentation.

In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company's 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 13, 2015 and subsequently amended on Form 10-K/A filed with the SEC on March 6, 2015 (the "2014 Form 10-K").

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

2.  New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU ") No. 2015-03, Interest-Imputation of Interest, (FASB ASU 2015-03) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. FASB ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and requires the Company to apply the new guidance on a retrospective basis upon adoption. The adoption of FASB ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis (FASB ASU 2015-02). FASB ASU 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. FASB ASU 2015-02 is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. Early adoption is permitted, including adoption in an interim period. The adoption of FASB ASU 2015-02 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (FASB ASU 2014-09). This update is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. FASB ASU 2014-09 is effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. Early application is not permitted for public entities. In April 2015, the FASB proposed a one-year delay in the effective date of the standard to January 1, 2018, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. A final decision on the effective date is expected in 2015. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

3.  Changes in Estimates

The Company has a Company-wide quarterly Estimate at Completion (EAC) process in which management assesses the progress and performance of the Company's contracts. This process requires management to review each program’s progress towards completion by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated contract revenues and estimated contract costs over the current contract block, and any outstanding contract matters. Risks and opportunities include management's judgment about the cost associated with a program’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other contract requirements. The majority of the Company's fixed priced contracts are life of aircraft program contracts. Due to the span of years it may take to complete a contract block and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs at completion is complicated and subject to many variables and, accordingly, is subject to change. When adjustments in estimated total contract block revenue or estimated total cost are required, any changes from prior estimates for delivered units are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes.  Cumulative catch-up adjustments are driven by several factors including improved production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work and contract modifications. When estimates of total costs to be incurred on a contract block exceed estimates of total revenue to be earned, a provision for the entire loss on the contract block is recorded in the period in which the loss is determined. Changes in estimates are summarized below:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended
Changes in Estimates	April 2, 2015	April 3, 2014
Favorable Cumulative Catch-up Adjustment by Segment
Fuselage	$2.7	$9.0
Propulsion	9.3	4.8
Wing	—	2.8
Total Favorable Cumulative Catch-up Adjustment	$12.0	$16.6

Changes in Estimates on Loss Programs and (Forward Loss)
Fuselage
Boeing - All other platforms	$2.9	$—
Other Platforms	—	(0.9)
Total Fuselage Change in Estimate on Loss Programs and (Forward Loss)	$2.9	$(0.9)
Wing
Other Platforms	$—	$(0.3)
Total Wing Forward Loss	$—	$(0.3)
Total Change in Estimate on Loss Programs and (Forward Loss)	$2.9	$(1.2)

Total Change in Estimate	$14.9	$15.4
EPS Impact (diluted per share based upon statutory rates)	$0.07	$0.07

The Company is currently working on several new and maturing programs which are in various stages of development, including the B787, A350 XWB and Rolls-Royce BR725 programs. These programs carry risks associated with design responsibility, development of production tooling, production inefficiencies during the initial phases of production, hiring and training of qualified personnel, increased capital and funding commitments, supplier performance, delivery schedules and unique customer requirements.  The Company has previously recorded forward loss charges on these programs. If the risks related to these programs are not mitigated, then the Company could record additional forward loss charges.

4.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	April 2, 2015	December 31, 2014
Trade receivables(1)(2)	$589.7	$598.4
Other	11.8	7.7
Less: allowance for doubtful accounts	(0.5)	(0.5)
Accounts receivable, net	$601.0	$605.6

(1)	Includes unbilled receivables of $26.0 at both April 2, 2015 and December 31, 2014.

(2)	Includes $135.1 held in retainage by a customer at December 31, 2014.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

5.  Inventory

Inventories are summarized as follows:

	April 2, 2015	December 31, 2014
Raw materials	$246.1	$254.5
Work-in-process	841.7	885.7
Finished goods	51.6	46.7
Product inventory	1,139.4	1,186.9
Capitalized pre-production	223.0	223.4
Deferred production	1,239.2	1,244.3
Forward loss provision	(899.2)	(901.6)
Total inventory, net	$1,702.4	$1,753.0

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

Inventories are summarized by platform and costs below:

	April 2, 2015
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision	Total Inventory, net April 2, 2015
B787	228.4	0.1	87.0	528.2	(606.0)	237.7
Boeing - All other platforms(1)	476.7	11.9	6.3	(15.1)	(36.8)	443.0
A350 XWB	131.0	54.6	96.4	629.3	(119.7)	791.6
Airbus - All other platforms	74.0	—	—	5.6	—	79.6
Rolls-Royce BR725(2)	16.5	—	33.3	86.9	(136.7)	—
Aftermarket	48.6	—	—	—	—	48.6
Other platforms	87.3	10.3	—	4.3	—	101.9
Total	$1,062.5	$76.9	$223.0	$1,239.2	$(899.2)	$1,702.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	December 31, 2014
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision	Total Inventory, net December 31, 2014
B787	227.9	—	102.7	551.6	(606.0)	276.2
Boeing - All other platforms(1)	497.4	7.7	7.4	(8.9)	(38.8)	464.8
A350 XWB	148.7	35.6	76.4	607.6	(120.1)	748.2
Airbus - All other platforms	82.1	—	—	5.6	—	87.7
Rolls-Royce BR725(2)	17.5	—	35.4	83.8	(136.7)	—
Aftermarket	45.2	0.2	—	—	—	45.4
Other platforms	113.5	11.1	1.5	4.6	—	130.7
Total	$1,132.3	$54.6	$223.4	$1,244.3	$(901.6)	$1,753.0

(1)
Forward loss charges recorded in prior periods on a program within Boeing - All other platforms exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability and reported in other current liabilities on the Condensed Consolidated Balance Sheet.  The total contract liability was $1.1 and $2.1 as of April 2, 2015 and December 31, 2014, respectively.

(2)
Forward loss charges recorded in prior periods on the Rolls-Royce BR725 program exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability and reported in other current liabilities on the Condensed Consolidated Balance Sheet.  The total contract liability was $12.2 as of both April 2, 2015 and December 31, 2014.

The following is a roll forward of the capitalized pre-production costs included in the inventory balance at April 2, 2015:

Balance, December 31, 2014	$223.4
Charges to costs and expenses	(21.5)
Capitalized costs	21.1
Balance, April 2, 2015	$223.0

The following is a roll forward of the deferred production costs included in the inventory balance at April 2, 2015:

Balance, December 31, 2014	$1,244.3
Charges to costs and expenses	(163.6)
Capitalized costs	167.5
Exchange rate	(9.0)
Balance, April 2, 2015	$1,239.2

Significant amortization of capitalized pre-production and deferred production inventory will occur over the following contract blocks:

Model	Contract Block Quantity	Orders(1)
B787	500	847
A350 XWB	400	780
Rolls-Royce BR725	350	196

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

(1)
Orders are from the published firm-order backlogs of Airbus and Boeing.  For all other programs, orders represent purchase orders received from OEMs and are not reflective of OEM sales backlog.  Orders reported are total block orders, including delivered units.

Current block deliveries are as follows:

Model	Current Block Deliveries
B787	314
A350 XWB	33
Rolls-Royce BR725	148

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

6.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	April 2, 2015	December 31, 2014
Land	$16.5	$17.1
Buildings (including improvements)	570.3	572.9
Machinery and equipment	1,138.0	1,125.5
Tooling	854.4	841.2
Capitalized software	214.7	208.3
Construction-in-progress	142.3	138.3
Total	2,936.2	2,903.3
Less: accumulated depreciation	(1,159.5)	(1,119.7)
Property, plant and equipment, net	$1,776.7	$1,783.6

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $1.3 and $1.0 for the three months ended April 2, 2015 and April 3, 2014, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $30.3 and $23.9 for the three months ended April 2, 2015 and April 3, 2014, respectively.

The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $4.2 and $4.0 for the three months ended April 2, 2015 and April 3, 2014, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluated its long-lived assets at its locations and determined no impairment was necessary for the period ended April 2, 2015.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

7.  Other Assets

Other assets are summarized as follows:

	April 2, 2015	December 31, 2014
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Total intangible assets	8.2	8.2
Less: Accumulated amortization - patents	(1.5)	(1.5)
Accumulated amortization - favorable leasehold interest	(3.6)	(3.5)
Intangible assets, net	3.1	3.2
Deferred financing
Deferred financing costs	105.9	101.2
Less: Accumulated amortization - deferred financing costs(1)	(83.7)	(79.5)
Deferred financing costs, net	22.2	21.7
Other
Goodwill - Europe	2.7	2.9
Equity in net assets of affiliates	2.2	1.9
Customer supply agreement(2)	32.7	34.3
Restricted Cash	19.9	19.9
Other	41.7	39.7
Total	$124.5	$123.6

(1)	Includes charges related to debt extinguishment of $3.1 and $15.1 for the periods ended April 2, 2015 and December 31, 2014, respectively.

(2)	Under an agreement with the Company's customer Airbus, certain payments accounted for as consideration given by the Company to Airbus are being amortized as a reduction to net revenues.

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

On April 8, 2014, the Company signed a memorandum of agreement with Boeing which suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015 and any repayments which otherwise would have become due during such twelve-month period will be offset against the purchase price for shipset 1,001 and beyond.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Advance payments and deferred revenue/credits are summarized by platform as follows:

	April 2, 2015	December 31, 2014
B787	$637.0	$581.1
Boeing - All other platforms	15.8	16.4
A350 XWB	219.6	224.3
Airbus — All other platforms	3.6	4.1
Other	19.4	24.0
Total advance payments and deferred revenue/credits	$895.4	$849.9

9. Government Grants

The Company received grants in the form of government funding for a portion of the site construction and other specific capital asset costs at the Company's Kinston, North Carolina and Subang, Malaysia sites. Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period, which began in 2010, in a manner consistent with the job performance criteria. In Malaysia, the deferred grant income is being amortized based on the estimated lives of the eligible assets constructed with the grant funds as there are no performance criteria. The assets related to deferred grant income are consolidated within property, plant, and equipment.

Deferred grant income liability, net consists of the following:

Balance, December 31, 2014	$106.3
Grant liability amortized	(0.7)
Grant income recognized	(1.9)
Exchange rate	(1.5)
Total asset value related to deferred grant income, April 2, 2015	$102.2

The asset related to the deferred grant income consists of the following:

Balance, December 31, 2014	$113.2
Amortization	(1.3)
Exchange rate	(1.4)
Total asset value related to deferred grant income, April 2, 2015	$110.5

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Level 2                      Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. Observable inputs, such as current and forward interest rates and foreign exchange rates, are used in determining the fair value of the interest rate swaps and foreign currency hedge contracts.

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

	Fair Value Measurements
	April 2, 2015			At April 2, 2015 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$205.4	$205.4	$—	$205.4	$—	$—

	Fair Value Measurements
	December 31, 2014			At December 31, 2014 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$88.3	$88.3	$—	$88.3	$—	$—
Interest Rate Swaps	$(1.1)	$—	$(1.1)	$—	$(1.1)	$—

The fair value of the interest rate swaps is determined by using mark-to-market reports generated for each derivative and evaluated for counterparty risk. In the case of the interest rate swaps, the Company evaluated its counterparty risk using credit default swaps, historical default rates and credit spreads.

The Company’s long-term debt includes a senior secured term loan, senior unsecured notes and the Malaysian term loan.  The estimated fair value of the Company's debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	April 2, 2015			December 31, 2014
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan A (including current portion)	$528.3	$525.0	(2)	$—	$—
Senior secured term loan B (including current portion)	—	—	(1)	$534.4	$527.1	(1)
Senior unsecured notes due 2020	300.0	319.1	(1)	300.0	320.3	(1)
Senior unsecured notes due 2022	299.5	313.0	(1)	299.5	304.7	(1)
Malaysian loan	5.7	5.0	(2)	6.7	5.8	(2)
Total	$1,133.5	$1,162.1		$1,140.6	$1,157.9

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

11.  Derivative and Hedging Activities

The Company has historically entered into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. On the inception date, the Company designates a derivative contract as either a fair value or cash flow hedge and links the contract to either a specific asset or liability on the balance sheet, or to forecasted commitments or transactions. The Company assesses, both at the hedges' inception and on a quarterly basis, whether the derivative item is effective in offsetting changes in fair value or cash flows. Any gains or losses on hedges are included in earnings when the underlying transaction that was hedged occurs. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values.

The Company has historically entered into derivative instruments covered by master netting arrangements whereby, in the event of a default as defined by the senior secured credit facility or termination event, the non-defaulting party has the right to offset any amounts payable against any obligation of the defaulting party under the same counterparty agreement. All assets of the Company are pledged as collateral for both the term loan and the revolving credit facility under the Company’s senior secured credit facility. See Note 12, Debt for discussion of the Company's senior secured credit facilities.

Interest Rate Swaps

During the first quarter of 2015, as a result of Amendment No. 5 to its Credit Agreement, the Company unwound its interest rate swap agreements which had a notional amount of $250.0. The company recognized a loss of $0.4 as a result of unwinding these interest rate swaps. This loss on derivatives not designated as hedging instruments is included in Other Expense on the Consolidated Statement of Operations for the three months ended April 2, 2015. In total, the Company paid $2.0 as a result of the settlement of the interest rate swap agreements.

As of April 2, 2015, the Company had no outstanding interest rate swap agreements. At December 31, 2014, the fair value of interest rate swaps designated as hedging instruments was a liability of $1.1.
The impact on other comprehensive income ("OCI") and earnings from cash flow hedges for the three months ended April 2, 2015 and April 3, 2014 was as follows:

Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	For the Three Months Ended			For the Three Months Ended
	April 2, 2015	April 3, 2014		April 2, 2015	April 3, 2014
Interest expense	$(0.5)	$—	Other (expense) income	$(1.6)	$(0.1)
Total	$(0.5)	$—	Total	$(1.6)	$(0.1)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

12.  Debt

Total debt shown on the balance sheet is comprised of the following:

	April 2, 2015		December 31, 2014
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan A	$26.8	$501.5	$—	$—
Senior secured term loan B	—	—	5.5	528.9
Senior notes due 2020	—	300.0	—	300.0
Senior notes due 2022	—	299.5	—	299.5
Malaysian term loan	2.5	3.2	3.0	3.7
Present value of capital lease obligations	0.9	10.9	0.9	12.0
Total	$30.2	$1,115.1	$9.4	$1,144.1

Senior Secured Credit Facilities

On March 18, 2015, Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, and certain of its subsidiaries entered into Amendment No. 5 (the “Amendment”) to the Company's senior secured Credit Agreement, dated as of April 18, 2012, as amended by Amendment No. 1, dated as of October 26, 2012, Amendment No. 2, dated as of August 2, 2013, Amendment No. 3, dated as of March 18, 2014 and Amendment No. 4, dated as of June 3, 2014 (the "Credit Agreement"). The Amendment provided for a new $535.0 senior secured term loan A (the “Term Loan”) with a maturity date of March 18, 2020, which replaces the term loan B which had an amount outstanding of approximately $534.9 (the “Term Loan B”) that was scheduled to mature on September 15, 2020. The Term Loan bears interest, at Spirit’s option, at either LIBOR plus 1.75% or a defined “base rate” plus 0.75%, subject to adjustment to amounts between and including LIBOR plus 1.75% and LIBOR plus 2.50% (or amounts between and including base rate plus 0.75% and base rate plus 1.50%, as applicable) based on changes to Spirit’s debt-to-EBITDA ratio. The principal obligations under the Term Loan are to be repaid in equal quarterly installments of $6.7, with the remaining balance due at maturity of the Term Loan. The Amendment maintained substantially the same prepayment requirements and covenant structure under the Credit Agreement, and provided the Company with some additional flexibility with respect to certain activities. Spirit used the proceeds of the Term Loan to pay off the Term Loan B and to pay a portion of the fees and expenses payable in connection with the Amendment.

Substantially all of Spirit's assets, including inventory and property, plant and equipment, continue to be pledged as collateral for both the Term Loan and the revolving credit facility. As of April 2, 2015, the outstanding balance of the Term Loan was $528.3. As a result of extinguishment of the Term Loan B, the Company recognized a loss on extinguishment of debt of $3.6. Of this total charge, $3.1 is reflected within amortization of deferred financing fees and $0.5 is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the three months ended April 2, 2015.

Senior Notes

In November 2010, the Company issued $300.0 in aggregate principal amount of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2020 Notes was $300.0 as of April 2, 2015.

In March 2014, the Company issued $300.0 in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.5 as of April 2, 2015.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Malaysian Facility Agreement

In June 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia (“RM”) 69.2 (approximately USD $20.0 equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM3.3 (approximately USD $1.0 equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum. As of April 2, 2015, the Malaysia Facility loan balance was $5.7.

French Factory Capital Lease Agreement

In July 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of the Company's aerospace-related component assembly plant in Saint-Nazaire, France. Lease payments under the capital lease agreement are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of April 2, 2015, the Saint-Nazaire capital lease balance was $7.8.

Nashville Design Center Capital Lease Agreement

In September 2012, the Company entered into a capital lease agreement for $2.6 for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components. Lease payments under the capital lease agreement are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months. As of April 2, 2015, the Nashville Design Center capital lease balance was $2.2.

13. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended
Components of Net Periodic Pension Income	April 2, 2015	April 3, 2014
Service cost	$0.3	$—
Interest cost	12.0	12.9
Expected return on plan assets	(20.7)	(22.3)
Amortization of net loss	1.0	—
Net periodic pension income	$(7.4)	$(9.4)

	Other Benefits
	For the Three Months Ended
Components of Other Benefit Expense	April 2, 2015	April 3, 2014
Service cost	$0.7	$0.7
Interest cost	0.6	0.7
Net periodic other benefit expense	$1.3	$1.4

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $5.8 for the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2015.  The Company's projected contributions to the U.K. pension plan for 2015 are zero. The entire amount contributed can vary based on exchange rate fluctuations.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

14.  Stock Compensation

Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings' common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.

The Executive Incentive Plan, Short-Term Incentive Plan ("STIP"), Long-Term Incentive Plan ("LTIP") and Director Stock Plan (collectively referred to as "Prior Plans") were replaced by the Omnibus Incentive Plan (the "Omnibus Plan") in 2014. No new awards will be granted under such Prior Plans. Outstanding awards under the Prior Plans will continue to be governed by the terms of such plans until exercised, expired, or otherwise terminated or canceled.

The Omnibus Plan provides for a Long-Term Incentive Award ("LTIA") for the 2014 plan year and forward. The LTIAs provide both time and performance based incentives.

•	75% of the LTIA is service-based restricted stock that will vest in equal installments over a three-year period.

•	25% of the LTIA is market-based restricted stock that will vest in the third year contingent upon total shareholder return ("TSR") compared to the Company’s peers.

For the three months ended April 2, 2015, the Company recognized a net total of $6.9 of stock compensation expense, which is net of stock forfeitures, and includes expense for the Prior Plans and the LTIA under the Omnibus Plan. For the three months ended April 3, 2014, the Company recognized $3.7 of stock compensation expense, net of forfeitures. The entire stock compensation expense of $6.9 and $3.7, for the three months ended April 2, 2015 and April 3, 2014, respectively, was recorded as selling, general and administrative.

During the first quarter ended April 2, 2015, 428,758 shares of class A common stock with an aggregate grant date fair value of $20.9 were granted under the service-based portion of the Company's LTIA. In addition, 93,640 shares of class A common stock with an aggregate grant date fair value of $6.0 were granted under the market-based portion of the Company's LTIA under the Omnibus Plan and such shares are eligible to vest on the three-year anniversary of the grant date depending on total shareholder return compared to the Company's peers. Additionally, 12,293 shares of class A common stock with an aggregate grant date fair value of $0.6 awarded under the Company's LTIP vested during the quarter ended April 2, 2015.

15. Income Taxes

The process for calculating the Company's income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax liability at April 2, 2015 and December 31, 2014 was $5.0, resulting in no change in the period ended April 2, 2015.

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

However, the Company has determined that a calculation of an annual effective tax rate would not represent a reliable estimate for its U.S. operations due to historical differences between forecasted and actual U.S. pre-tax earnings and the effect of the Company's U.S. deferred tax valuation allowance, which create results with significant variations in the customary relationship between income tax expense and pre-tax income for the interim periods. Under the discrete method, the Company determines tax expense based upon actual results as if the interim period were an annual period. The discrete method was used for the Company's U.S. pre-tax income and an annual effective rate was used for its international pre-tax income.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

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

 Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company's prior earnings history including the forward losses previously recognized in the U.S., management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. deferred tax assets as of April 2, 2015. At each reporting date, management considers all available positive and negative evidence, both new and historical, that could impact the future realization of deferred tax assets. Management will consider a release of the valuation allowance once there is sufficient positive evidence that it is more likely than not that the deferred tax assets will be realized, or when it is clearly demonstrated that the underlying deferred tax asset has been realized due to positive taxable income in the period the temporary difference was reversed. Any release of the valuation allowance will be recorded as a tax benefit increasing net income or other comprehensive income.

The net valuation allowance was decreased by $42.0 for the three months ended April 2, 2015. The reduction reflects the realization of certain deferred tax assets within the Company’s discrete method taxable income calculation and changes in deferred tax assets associated with certain state income tax credits for the three months ended April 2, 2015. To the extent that the Company generates positive taxable income and expects, with reasonable certainty, to continue to generate positive income the Company may release additional valuation allowance in future periods. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. The release of all or a portion of the valuation allowance may have a significant effect on the Company's tax expense in the period it is released.

The Company's income tax expense for 2015 does not reflect any benefit of the U.S. Federal Research Tax Credit attributable to 2015 as the legislation has not been extended beyond December, 2014. Should the legislation be extended during the year, the Company may record additional tax benefits for 2015 Research Tax Credit.

The 13.9% effective tax rate for the three months ended April 2, 2015 differs from the 4.3% effective tax rate for the same period of 2014 primarily due to higher U.S. net deferred tax asset valuation allowance decrease in 2015 netted against the release of the Malaysia tax reserve and deferred tax liabilities in the first quarter of 2014 as a result of formal approval of the tax holiday by the Malaysian tax authorities.

The Company is participating in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program for its 2014 tax year. Additionally, the Company has been selected for the Compliance Maintenance phase of the CAP program for its 2015 tax year. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. The HM Revenue & Customs completed its examination of the Company's 2009-2011 U.K. income tax returns and the statute of limitations has lapsed on the 2012 tax return. The Directorate General of Public Finance is currently examining the Company's 2011-2013 France income tax returns. While a change could result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.

16.  Equity

Earnings per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.

 Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of the Company’s outstanding common stock are entitled to any dividend declared by the Board of Directors out of funds legally available for this purpose. The Company did not pay any cash dividends in 2014. The Company's future dividend policy will depend on the requirements of financing agreements to which the Company may be a party. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

operations, financial condition, capital requirements and contractual restrictions. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of April 2, 2015, no treasury shares have been reissued or retired.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	April 2, 2015			April 3, 2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$181.7	138.9	$1.31	$152.4	141.6	$1.08
Income allocated to participating securities	0.2	0.1		1.2	1.1
Net income	$181.9			$153.6

Diluted potential common shares		1.4			1.0
Diluted EPS
Net income	$181.9	140.4	$1.30	$153.6	143.7	$1.07

The balance of outstanding common shares presented in the Condensed Consolidated Balance Sheets was 141.7 million and 144.7 million at April 2, 2015 and April 3, 2014, respectively. Included in the outstanding common shares were 2.8 million and 3.0 million of issued but unvested shares at April 2, 2015 and April 3, 2014, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	April 2, 2015	December 31, 2014
Pension	$(129.9)	$(130.0)
Interest rate swaps	—	(1.1)
SERP/Retiree medical	2.1	2.1
Foreign currency impact on long term intercompany loan	(8.1)	(5.7)
Currency translation adjustment	(31.9)	(19.1)
Total accumulated other comprehensive loss	$(167.8)	$(153.8)

Noncontrolling Interest

The balance of noncontrolling interest presented in the consolidated balance sheet as of April 2, 2015 remained unchanged from December 31, 2014 at $0.5.

17.  Related Party Transactions

In August 2014, in a secondary offering of the Company's class A common stock, Onex sold its remaining shares of the Company's common stock and no longer holds any investment in the Company. For the three months ended April 3, 2014, when Onex was a related party, the Company paid $0.1 to a subsidiary of Onex for services rendered.

In December 2014, Onex acquired approximately a 40% interest in Advanced Integration Technologies (“AIT”), a provider of automation and tooling, maintenance services and aircraft components to the aerospace industry and a supplier to the Company.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

For the three months ended April 2, 2015, sales from AIT to the Company and its subsidiaries were $5.9. The amounts owed to AIT and recorded as accrued liabilities were $1.5 and $3.9 as of April 2, 2015 and December 31, 2014, respectively. Tawfiq Popatia, a former director of Spirit Holdings, is a Managing Director of Onex Corporation.

18.  Commitments, Contingencies and Guarantees

Litigation

From time to time the Company is subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. The Company had outstanding obligations in respect of litigation or other legal proceedings of $55.5 and $96.3 as of April 2, 2015 and December 31, 2014, respectively. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations and cash flows in a particular quarter or fiscal year.

From time to time, in the ordinary course of business and similar to others in the industry, the Company receives requests for information from government agencies in connection with their regulatory or investigational authority. Such requests can include subpoenas or demand letters for documents to assist the government in audits or investigations. The Company reviews such requests and notices and take appropriate action. The Company has been subject to certain requests for information and investigations in the past and could be subject to such requests for information and investigations in the future. Additionally, the Company is subject to federal and state requirements for protection of the environment, including those for disposal of hazardous waste and remediation of contaminated sites. As a result, the Company is required to participate in certain government investigations regarding environmental remediation actions.

On December 5, 2014, The Boeing Company (“Boeing”) filed a complaint in Delaware Superior Court, Complex Commercial Litigation Division, entitled The Boeing Co. v. Spirit AeroSystems, Inc., No. N14C-12-055 (EMD). Boeing seeks indemnification from Spirit for (a) damages assessed against Boeing in International Union, United Automobile, Aerospace and Agricultural Workers of America v. Boeing Co., AAA Case No. 54 300 00795 07 (the “UAW Arbitration”), which was brought on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, and (b) claims that Boeing allegedly settled in Society of Professional Engineering Employees in Aerospace v. Boeing Co., Nos. 05-1251-MLB, 07-1043-MLB (D. Kan.) (the “Harkness Class Action”). Spirit Holdings, Spirit and certain Spirit retirement plan entities were parties to the Harkness Class Action, but all claims against the Spirit entities were subsequently dismissed. Boeing’s Complaint asserts that the damages assessed against Boeing in the UAW Arbitration and the claims settled by Boeing in the Harkness Class Action are liabilities that Spirit assumed under an Asset Purchase Agreement between Boeing and Spirit, dated February 22, 2005 (the “APA”). Boeing asserts claims for breach of contract and declaratory judgment regarding its indemnification rights under the APA. Boeing alleges that, under the UAW Arbitration decision, Boeing has paid more than $13.0 of a liability Boeing estimates to have a net present value of $39.0. The amount of Boeing’s settlement of the Harkness Class Action has not yet been publicly disclosed and will require court approval. In addition, Boeing seeks indemnification for more than $10.0 in attorneys’ fees it alleges it expended to defend the UAW Arbitration and Harkness Class Action. On December 24, 2014, the parties filed a joint stipulation extending Spirit’s deadline to move, answer or otherwise respond to Boeing’s complaint until February 12, 2015. Spirit timely moved to dismiss the complaint. Spirit intends to defend vigorously against the allegations in this lawsuit. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

Guarantees

Outstanding guarantees were $20.5 and $21.6 at April 2, 2015 and December 31, 2014, respectively.

Restricted Cash

The Company was required to maintain $19.9 of restricted cash as of both April 2, 2015 and December 31, 2014 related to certain collateral requirements for obligations under its workers’ compensation programs. These collateral requirements were previously supported by letters of credit that were replaced in October 2014. Restricted cash is included in “Other assets” in the Company's Condensed Consolidated Balance Sheets.

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

Service and Product Warranties and Extraordinary Rework

Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are made at the time products are sold. These costs are accrued at the time of the sale and are recorded to unallocated cost of goods sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims, including the experience of industry peers. In the case of new development products or new customers, Spirit considers other factors including the experience of other entities in the same business and management judgment, among others. Service warranty and extraordinary work is reported in other liabilities on the Condensed Consolidated Balance Sheet.

The following is a roll forward of the service warranty and extraordinary rework balance at April 2, 2015:

Balance, December 31, 2014	$119.9
Charges to costs and expenses	10.5
Payouts	(0.4)
Exchange rate	(0.1)
Balance, April 2, 2015	$129.9

19.  Other (Expense) Income, Net

Other (expense) income, net is summarized as follows:

	For the Three Months Ended
	April 2, 2015	April 3, 2014
KDFA bond	$1.2	$1.0
Rental and miscellaneous (expense)(1)	(1.9)	—
Interest income	0.2	0.1
Foreign currency (loss) gain	(5.9)	0.2
Total	$(6.4)	$1.3

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

(1)	Includes $2.0 of losses related to the settlement of interest rate swap agreements as further detailed in Note 11, Derivative and Hedging Activities.

Foreign currency (loss) gain is due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency.

20.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers.  Approximately 95% of the Company’s net revenues for the three months ended April 2, 2015 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.

Corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to the Company's operating segments and are not allocated in measuring the operating segments’ profitability and performance and net profit margins. Research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment. Unallocated cost of sales includes general costs not directly attributable to segment operations, such as warranty, early retirement and other incentives. All of these items are not specifically related to the Company's operating segments and are not utilized in measuring the operating segments’ profitability and performance.

The Company’s Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer), as well as related spares and maintenance, repairs and overhaul (MRO) services.  The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina.  The Fuselage Systems segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The following table shows segment revenues and operating income for the three months ended April 2, 2015 and April 3, 2014:

	Three Months Ended
	April 2, 2015	April 3, 2014
Segment Revenues
Fuselage Systems	$916.8	$858.3
Propulsion Systems	446.0	450.2
Wing Systems(1)	376.7	414.2
All Other	2.7	5.8
	$1,742.2	$1,728.5
Segment Operating Income (Loss)
Fuselage Systems	$164.5	$142.0
Propulsion Systems	95.7	80.2
Wing Systems	45.2	50.0
All Other	(0.3)	0.1
	305.1	272.3
Corporate SG&A	(51.6)	(60.5)
Research and development	(7.0)	(6.3)
Unallocated cost of sales (2)	(11.2)	(11.1)
Total operating income	$235.3	$194.4

(1)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.

(2)	Includes $10.4 and $11.1 of warranty reserve for the three months ended April 2, 2015 and April 3, 2014, respectively.

21.  Condensed Consolidating Financial Information

The 2020 Notes and the 2022 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and its 100% owned domestic subsidiaries, other than Spirit (the “Subsidiary Guarantors”).

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent company and parent guarantor to the Credit Agreement, as further detailed in Note 12, Debt;

(ii)	Spirit, as the subsidiary issuer of the 2020 Notes and the 2022 Notes;

(iii)	The Subsidiary Guarantors, on a combined basis, as guarantors of the 2020 Notes and the 2022 Notes;

(iv)	The Company’s subsidiaries, other than the Subsidiary Guarantors, which are not guarantors of the 2020 Notes and the 2022 Notes (the “Subsidiary Non-Guarantors”), on a combined basis;

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Three Months Ended April 2, 2015

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,619.0	$58.1	$186.2	$(121.1)	$1,742.2
Operating costs and expenses
Cost of sales	—	1,352.0	54.8	162.6	(121.1)	1,448.3
Selling, general and administrative	2.6	45.2	1.3	2.5	—	51.6
Research and development	—	6.3	—	0.7	—	7.0
Total operating costs and expenses	2.6	1,403.5	56.1	165.8	(121.1)	1,506.9
Operating (loss) income	(2.6)	215.5	2.0	20.4	—	235.3
Interest expense and financing fee amortization	—	(17.8)	—	(2.0)	1.9	(17.9)
Other income (expense), net	—	1.4	0.1	(6.0)	(1.9)	(6.4)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(2.6)	199.1	2.1	12.4	—	211.0
Income tax benefit (provision)	0.3	(27.1)	(0.8)	(1.8)	—	(29.4)
(Loss) income before equity in net income of affiliate and subsidiaries	(2.3)	172.0	1.3	10.6	—	181.6
Equity in net income of affiliate	0.3	—	—	0.3	(0.3)	0.3
Equity in net income of subsidiaries	183.9	11.9	—	—	(195.8)	—
Net income	181.9	183.9	1.3	10.9	(196.1)	181.9
Other comprehensive (loss) income	(14.0)	1.1	—	(15.1)	14.0	(14.0)
Comprehensive income (loss)	$167.9	$185.0	$1.3	$(4.2)	$(182.1)	$167.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Three Months Ended April 3, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,613.6	$87.0	$205.8	$(177.9)	$1,728.5
Operating costs and expenses
Cost of sales	—	1,377.8	84.9	182.5	(177.9)	1,467.3
Selling, general and administrative	1.5	53.9	0.6	4.5	—	60.5
Research and development	—	5.7	—	0.6	—	6.3
Total operating costs and expenses	1.5	1,437.4	85.5	187.6	(177.9)	1,534.1
Operating (loss) income	(1.5)	176.2	1.5	18.2	—	194.4
Interest expense and financing fee amortization	—	(35.2)	—	(2.8)	2.6	(35.4)
Other income, net	—	3.5	—	0.4	(2.6)	1.3
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(1.5)	144.5	1.5	15.8	—	160.3
Income tax (provision) benefit	(0.1)	(16.6)	(0.5)	10.3	—	(6.9)
(Loss) income before equity in net income of affiliate and subsidiaries	(1.6)	127.9	1.0	26.1	—	153.4
Equity in net income of affiliate	0.2	—	—	0.2	(0.2)	0.2
Equity in net income of subsidiaries	155.0	27.0	—	—	(182.0)	—
Net income	153.6	154.9	1.0	26.3	(182.2)	153.6
Other comprehensive income	0.2	—	—	0.2	(0.2)	0.2
Comprehensive income	$153.8	$154.9	$1.0	$26.5	$(182.4)	$153.8

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Condensed Consolidating Balance Sheet
April 2, 2015

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$723.6	$—	$25.9	$—	$749.5
Accounts receivable, net	—	725.0	23.4	207.1	(354.5)	601.0
Inventory, net	—	1,188.2	175.0	339.2	—	1,702.4
Deferred tax asset - current	—	35.8	—	3.2	—	39.0
Other current assets	—	66.9	—	2.2	—	69.1
Total current assets	—	2,739.5	198.4	577.6	(354.5)	3,161.0
Property, plant and equipment, net	—	1,259.4	340.7	176.6	—	1,776.7
Pension assets, net	—	195.4	—	15.1	—	210.5
Investment in subsidiary	912.2	281.4	—	—	(1,193.6)	—
Equity in net assets of subsidiaries	882.2	207.3	—	—	(1,089.5)	—
Other assets	—	356.0	80.0	22.6	(334.1)	124.5
Total assets	$1,794.4	$5,039.0	$619.1	$791.9	$(2,971.7)	$5,272.7
Current liabilities
Accounts payable	$—	$627.8	$236.3	$169.6	$(354.5)	$679.2
Accrued expenses	—	229.8	0.8	26.3	—	256.9
Profit sharing	—	19.9	—	0.6	—	20.5
Current portion of long-term debt	—	27.0	—	3.2	—	30.2
Advance payments, short-term	—	145.5	—	—	—	145.5
Deferred revenue, short-term	—	37.7	—	1.6	—	39.3
Deferred grant income liability - current	—	—	9.1	1.2	—	10.3
Other current liabilities	—	41.8	—	4.1	—	45.9
Total current liabilities	—	1,129.5	246.2	206.6	(354.5)	1,227.8
Long-term debt	—	1,103.1	—	266.0	(254.0)	1,115.1
Advance payments, long-term	—	643.3	—	—	—	643.3
Pension/OPEB obligation	—	74.7	—	—	—	74.7
Deferred grant income liability - non-current	—	—	64.2	27.7	—	91.9
Deferred revenue and other deferred credits	—	61.6	—	5.7	—	67.3
Other liabilities	—	312.4	—	25.8	(80.0)	258.2
Total equity	1,794.4	1,714.4	308.7	260.1	(2,283.2)	1,794.4
Total liabilities and shareholders’ equity	$1,794.4	$5,039.0	$619.1	$791.9	$(2,971.7)	$5,272.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$354.6	$—	$23.3	$—	$377.9
Accounts receivable, net	—	730.6	33.3	211.9	(370.2)	605.6
Inventory, net	—	1,238.1	168.1	346.8	—	1,753.0
Deferred tax asset-current	—	49.8	—	3.4	—	53.2
Other current assets	—	260.3	—	2.1	—	262.4
Total current assets	—	2,633.4	201.4	587.5	(370.2)	3,052.1
Property, plant and equipment, net	—	1,263.7	337.9	182.0	—	1,783.6
Pension assets, net	—	187.8	—	15.6	—	203.4
Investment in subsidiary	907.7	281.4	—	—	(1,189.1)	—
Equity in net assets of subsidiaries	714.3	210.4	—	—	(924.7)	—
Other assets	—	352.7	80.0	22.9	(332.0)	123.6
Total assets	$1,622.0	$4,929.4	$619.3	$808.0	$(2,816.0)	$5,162.7
Current liabilities
Accounts payable	$—	$573.4	$235.5	$172.5	$(370.2)	$611.2
Accrued expenses	—	302.3	0.8	26.0	—	329.1
Profit sharing	—	105.1	—	6.7	—	111.8
Current portion of long-term debt	—	5.7	—	3.7	—	9.4
Advance payments, short-term	—	118.6	—	—	—	118.6
Deferred revenue, short-term	—	21.7	—	1.7	—	23.4
Deferred grant income liability - current	—	—	9.0	1.2	—	10.2
Other current liabilities	—	40.5	—	4.6	—	45.1
Total current liabilities	—	1,167.3	245.3	216.4	(370.2)	1,258.8
Long-term debt	—	1,130.4	—	265.6	(251.9)	1,144.1
Advance payments, long-term	—	680.4	—	—	—	680.4
Pension/OPEB obligation	—	73.0	—	—	—	73.0
Deferred grant income liability - non-current	—	—	66.7	29.4	—	96.1
Deferred revenue and other deferred credits	—	21.2	—	6.3	—	27.5
Other liabilities	—	315.0	—	25.8	(80.0)	260.8
Total equity	1,622.0	1,542.1	307.3	264.5	(2,113.9)	1,622.0
Total liabilities and shareholders’ equity	$1,622.0	$4,929.4	$619.3	$808.0	$(2,816.0)	$5,162.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended April 2, 2015

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$408.4	$9.7	$5.6	$—	$423.7
Investing activities
Purchase of property, plant and equipment	—	(26.1)	(9.7)	(4.5)	—	(40.3)
Net cash used in investing activities	—	(26.1)	(9.7)	(4.5)	—	(40.3)
Financing activities
Proceeds from issuance of debt	—	535.0	—	—	—	535.0
Principal payments of debt	—	(6.7)	—	(0.8)	—	(7.5)
Payments on term loan	—	(534.9)	—	—	—	(534.9)
(Decrease) increase in intercompany debt	—	(2.0)	—	2.0	—	—
Debt issuance and financing costs	—	(4.7)	—	—	—	(4.7)
Net cash (used in) provided by financing activities	—	(13.3)	—	1.2	—	(12.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3
Net increase in cash and cash equivalents for the period	—	369.0	—	2.6	—	371.6
Cash and cash equivalents, beginning of period	—	354.6	—	23.3	—	377.9
Cash and cash equivalents, end of period	$—	$723.6	$—	$25.9	$—	$749.5

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended April 3, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$153.6	$59.6	$9.2	$(23.8)	$(153.6)	$45.0
Investing activities
Purchase of property, plant and equipment	—	(42.8)	(9.2)	(1.0)	—	(53.0)
Proceeds from the sale of assets	—	0.1	—	—	—	0.1
Equity in net assets of subsidiaries	(153.6)	—	—	—	153.6	—
Net cash used in investing activities	(153.6)	(42.7)	(9.2)	(1.0)	153.6	(52.9)
Financing activities
Proceeds from issuance of bonds	—	300.0	—	—	—	300.0
Principal payments of debt	—	(8.6)	—	(0.9)	—	(9.5)
Increase (decrease) in intercompany debt	—	7.0	—	(7.0)	—	—
Payments on bonds	—	(227.2)	—	—	—	(227.2)
Debt issuance and financing costs	—	(19.2)	—	—	—	(19.2)
Excess tax benefits from share-based payment arrangements	—	0.5	—	—	—	0.5
Change in restricted cash	—	(72.8)	—	—	—	(72.8)
Net cash used in financing activities	—	(20.3)	—	(7.9)	—	(28.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.5)	—	(2.5)
Net decrease in cash and cash equivalents for the period	—	(3.4)	—	(35.2)	—	(38.6)
Cash and cash equivalents, beginning of period	—	359.2	—	61.5	—	420.7
Cash and cash equivalents, end of period	$—	$355.8	$—	$26.3	$—	$382.1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” “will,” and other similar words or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC") on February 13, 2015 and as subsequently amended on Form 10-K/A filed with the SEC on March 6, 2015 (our “2014 Form 10-K”). See also “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Recent Events

On March 18, 2015, Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, and certain of its subsidiaries entered into Amendment No. 5 (the “Amendment”) to the Company's senior secured Credit Agreement. The Amendment provided for a new $535.0 million senior secured term loan A with a maturity date of March 18, 2020, which replaces the term loan B which had an amount outstanding of approximately $534.9 million that was scheduled to mature on September 15, 2020. For additional detail, see Liquidity and Capital Resources - Debt and Other Financing Arrangements.

On March 9, 2015, Standard & Poor's Rating Services raised its corporate credit rating of Spirit AeroSystems, Inc. to BB from BB-.

On March 4, 2015, Moody's Investors Services upgraded its corporate family credit rating of Spirit AeroSystems, Inc. to Ba1 from Ba2.

Overview

We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselage systems, propulsion systems and wing systems for commercial and military aircraft. For the three months ended April 2, 2015, we generated net revenues of $1,742.2 million and net income of $181.9 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program. The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas. The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 26%, 21% and less than 1%, respectively, of our net revenues for the three months ended April 2, 2015.

Management’s Focus

The Company’s focus is on ensuring that our quality and operational and cost performance are world class. We have undertaken specific actions that highlight our commitment to define our core business and improve our operational performance results. At the end of 2014, we divested the G280 and G650 wing work packages at Spirit's facility in Tulsa, Oklahoma to Triumph Aerostructures- Tulsa, LLC, a subsidiary of Triumph Group, Inc. ("Triumph"). We continue to intensify our focus on the performance in our core markets of commercial aerospace and defense. We are also committed to reducing internal cost through cost saving initiatives and improving operational efficiency through centralization of functions. Additionally, we added new executive talent and reassigned existing executive talent in an effort to strengthen performance in certain areas of our business.

We anticipate taking additional actions in the near-term as we continue to position the Company for future success by focusing on productivity and preparation for sustained growth. Our key objectives for 2015 include continued focus on improved performance, increased productivity, reduced cost and alignment of our business to what we do best; leveraging of our investments in support of aircraft rate increases ahead; continuation of our progress on the A350 XWB program; greater emphasis on long term growth; and implementation of a capital deployment strategy.

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

In order to continue to reduce risk on our new and maturing programs, it will be critical that we successfully perform under revised design and manufacturing plans, achieve planned cost reductions as we enter increasing levels of production, meet customer delivery schedules, successfully resolve claims and assertions and negotiate pricing with our customers and suppliers.

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

Estimated revenue for the A350 XWB program includes estimates of probable recoveries asserted against our customer for changes in specifications. Although we continue to project margins on the A350 XWB fuselage and wing contracts to be near or at break-even, there is still a substantial amount of risk similar to what we have experienced on other development programs. Specifically, our ability to successfully negotiate favorable pricing and other terms with Airbus and our suppliers, to manage supplier performance, execute cost reduction strategies, hire and retain skilled production and management personnel, execute quality and manufacturing processes, manage program schedule delays and adjust to higher rate schedules, among other risks, will determine the ultimate performance of this program and these contracts. There continues to be risk of additional forward loss associated with the fuselage recurring contract as we work through production, supply chain and customer issues.

B787 Program

As we move into a higher production rate on this program, our performance at the current contracted price depends on our continued ability to achieve cost reductions in manufacturing and support labor as well as supply chain. Improvement efforts to reduce our cost structure have been ongoing since the beginning of the program and continued as design engineering progressed for each minor model and manufacturing plans were solidified. Near-term cost improvement efforts will focus on efficiency gains within our manufacturing process and execution of sourcing strategies.

Our supply agreement for the B787 program (the "B787 Supply Agreement") provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties. In November 2014, Spirit and Boeing entered into a Memorandum of Agreement (the "November 2014 MOA"), which includes an agreement to increase production rates to 12 aircraft per month on the B787 program. As part of the November 2014 MOA, the parties have also established near term interim prices for certain B787 shipsets, subject to resolution of recurring prices, future rate increases and other issues across multiple programs in 2015. During this period, while negotiations on these issues are ongoing, Spirit will record appropriate portions of the interim prices on certain 787-8 and 787-9 shipsets as deferred revenue, which will be recognized as revenue only if and when the parties reach resolution on the various issues. We are engaged in discussions with Boeing concerning how to determine the subsequent B787-9 and initial B787-10 prices, and have not yet reached agreement. Our ability to successfully negotiate fair and equitable prices for these models as well as overall B787 delivery volumes and our ability to achieve forecasted cost improvements on all B787 models are key factors in achieving the projected financial performance for this program.

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

Boeing Legacy Programs

On April 8, 2014, we entered into a Memorandum of Agreement with Boeing that established pricing terms for the B737, B747, B767 and B777 programs for the period commencing on April 1, 2014 and ending on December 31, 2015, under the Company's long-term supply contract with Boeing covering products for such programs. The new pricing terms were not applied to the period prior to April 1, 2014. The new prices do not apply to the 737 MAX, for which recurring pricing has not yet been agreed. Until the parties are able to agree upon pricing on the B737, B747, B767 and B777 platforms for the periods beyond 2015, supply agreement pricing will be determined according to then-existing prices, adjusted using a quantity-based price adjustment formula and specified annual escalation. Prices for commercial derivative models are to be negotiated in good faith by the parties based on then-prevailing market conditions. If the parties cannot agree on price, then they must engage in dispute resolution pursuant to agreed-upon procedures.

Divestiture of the Gulfstream G280 and G650 Work Packages

At the end of 2014, we divested the G280 and G650 wing work packages at Spirit's facility in Tulsa, Oklahoma to Triumph. We continue to supply certain parts and services to Triumph under a supply agreement entered into in connection with the transaction.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended
	April 2, 2015	April 3, 2014	Percentage Change to Prior Year
	($ in millions)
Net revenues	$1,742.2	$1,728.5	1%
Operating costs and expenses
Cost of sales	1,448.3	1,467.3	(1)%
Selling, general and administrative	51.6	60.5	(15)%
Research and development	7.0	6.3	11%
Operating income	235.3	194.4
Interest expense and financing fee amortization	(17.9)	(35.4)	(49)%
Other (expense) income, net	(6.4)	1.3	(592)%
Income before income taxes and equity in net income of affiliate	211.0	160.3
Income tax provision	(29.4)	(6.9)	326%
Income before equity in net income of affiliate	181.6	153.4
Equity in net income of affiliate	0.3	0.2	50%
Net income	$181.9	$153.6

Comparative shipset deliveries by model are as follows:

	Three Months Ended
Model	April 2, 2015	April 3, 2014
B737	134	125
B747	4	5
B767	5	3
B777	26	26
B787	32	31
Total Boeing	201	190
A320 Family	135	128
A330/340	27	30
A350 XWB	6	2
A380	6	7
Total Airbus	174	167
Business/Regional Jets (1)	17	35
Total	392	392

(1)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.

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

Net revenues by prime customer are as follows:

	Three Months Ended
Prime Customer	April 2, 2015	April 3, 2014
	($ in millions)
Boeing	$1,497.4	$1,472.7
Airbus	162.2	148.6
Other(1)	82.6	107.2
Total net revenues	$1,742.2	$1,728.5

(1)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.

Changes in Estimates

During the first quarter of 2015, we recognized favorable changes in estimates on loss programs of $2.9 million on certain Boeing fuselage programs. During the first quarter of 2014, we recognized forward loss charges of $0.9 million on certain fuselage programs and $0.3 million on certain wing programs (collectively referred to as "Q1 2014 Forward Loss Charges").

During the first quarter of 2015, we recognized favorable cumulative catch-up adjustments related to periods prior to the first quarter of 2015 of $12.0 million. In comparison, during the first quarter of 2014, we recognized favorable cumulative catch-up adjustments related to periods prior to the first quarter of 2014 of $16.6 million.

Three Months Ended April 2, 2015 as Compared to Three Months Ended April 3, 2014

Net Revenues.  Net revenues for the three months ended April 2, 2015 were $1,742.2 million, an increase of $13.7 million, or 1%, compared to net revenues of $1,728.5 million for the same period in the prior year. The increase in net revenues was primarily due to $11.9 million of higher production driven by customer delivery schedules, partially offset by significantly lower revenue from Gulfstream due to the divestiture of the G280 and G650 wing work packages in December 2014, lower net revenues due to model mix and lower net revenues recognized on the B787 program. Non-recurring revenue, which includes engineering design and development activities, was higher by $6.3 million compared to the same period in the prior year. Approximately 95% of Spirit’s net revenues for the first quarter of 2015 came from our two largest customers, Boeing and Airbus.

Production deliveries to Boeing increased by 6% to 201 shipsets during the first quarter of 2015, primarily driven by higher production rates on the B737 program, compared to 190 shipsets delivered in the same period of the prior year. Production deliveries to Airbus increased by 4% to 174 shipsets during the first quarter of 2015, primarily driven by higher production on the A320 and A350 XWB programs, compared to 167 shipsets delivered in the same period of the prior year. Production deliveries of business/regional jet wing and wing components decreased by 51% to 17 shipsets during the first quarter of 2015, compared to 35 shipsets delivered in the same period of the prior year primarily due to the divestiture of the G280 and G650 wing work packages in December 2014. In total, production deliveries remained constant at 392 shipsets year over year.

Cost of Sales.  Cost of sales as a percentage of net revenues was 83% for the three months ended April 2, 2015, as compared to 85% for the same period in the prior year. The decrease in cost of sales as a percentage of net revenues was primarily driven by favorable labor and material cost performance on mature programs, including a favorable impact of fixed overhead absorption as a result of higher production rates. In the first quarter of 2015, we recorded $12.0 million of favorable cumulative catch-up adjustments related to periods prior to the first quarter of 2015, primarily driven by productivity and efficiency improvements on mature programs, as well as $2.9 million of favorable change in estimates on one of our loss programs. In the same period of 2014, we recorded $16.6 million of favorable cumulative catch-up adjustments related to periods prior to the first quarter of 2014, partially offset by the Q1 2014 Forward Loss Charges.

SG&A and Research and Development.  SG&A expense was $8.9 million lower for the three months ended April 2, 2015, compared to the same period in the prior year, primarily due to the absence of certain consulting and legal fees incurred during the first quarter of 2014. Research and development expense was $0.7 million higher for the three months ended April 2, 2015, compared to the same period in the prior year, as we continued to invest in internal projects.

Operating Income.  Operating income for the three months ended April 2, 2015 was $235.3 million, an increase of $40.9 million, compared to operating income of $194.4 million for the same period in the prior year, primarily due to higher sales on profitable programs, favorable cost performance, including a favorable impact of fixed overhead absorption as a result of higher production rates, and lower SG&A expenses.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended April 2, 2015 includes $13.7 million of interest and fees paid or accrued in connection with long-term debt and $4.2 million in amortization of deferred financing costs and original issue discount compared to $19.7 million of interest and fees paid or accrued in connection with long-term debt and $15.7 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. In March 2015, we entered into Amendment No. 5 to our senior secured credit facility which resulted in a loss on extinguishment of debt charge of $3.6 million. During the first quarter of 2014 we recognized a charge of $17.6 million for the write-down of deferred financing costs, original issue discount, and third party fees resulting from the financing activities announced during the first quarter of 2014, which included Amendment No. 3 to our senior secured credit facility and redemption of our 2017 Notes using proceeds from the issuance of our 2022 Notes.

Other (Expense) Income, net. Other (expense) income, net for the three months ended April 2, 2015 was $6.4 million of other expense, compared to $1.3 million of other income for the same period in the prior year. Other expense was primarily driven by foreign exchange rate fluctuations as the British Pound weakened against the U.S. Dollar and the recognition of $2.0 million of losses related to the settlement of our interest rate swap agreements. We recognized foreign currency losses on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency.

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

 Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. deferred tax assets as of April 2, 2015. The net valuation allowance was decreased by $42.0 million for the three months ended April 2, 2015. The reduction reflects the realization of certain deferred tax assets within the Company’s discrete method taxable income calculation and changes in deferred tax assets associated with certain state income tax credits for the three months ended April 2, 2015. To the extent that the Company generates positive taxable income and expects, with reasonable certainty, to continue to generate positive income, we may release additional valuation allowance in future periods. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. The release of all or a portion of the valuation allowance may have a significant effect on our tax expense in the period it is released.

The income tax provision for the three months ended April 2, 2015 includes $27.2 million for federal taxes, $0.4 million for state taxes and $1.8 million for foreign taxes. The income tax provision for the three months ended April 3, 2014 includes $17.1 million for federal taxes, $0.1 million for state taxes and ($10.3) million for foreign taxes. The effective tax rate for the three months ended April 2, 2015 was 13.9% as compared to 4.3% for 2014. The difference in the effective tax rate recorded for 2015 as compared to 2014 related primarily to the U.S. net deferred tax asset valuation allowance decrease in 2015 and the release of the Malaysia tax reserve and deferred tax liabilities in the first quarter of 2014 as a result of formal approval of the tax holiday by the Malaysian tax authorities. The decrease from the U.S. statutory tax rate is attributable primarily to the inclusion of U.S. net deferred tax asset valuation allowance decrease, U.S. qualified domestic production activities deduction and foreign tax rates less than the U.S. rate.

Our income tax expense for 2015 does not reflect any benefit of the Research Tax Credit attributable to 2015 as the legislation has not been extended beyond December 2014. Should the legislation be extended during the year, the Company may record additional tax benefits for 2015 Research Tax Credit.

Segments.  The following table shows segment revenues and operating income for the three months ended April 2, 2015 and April 3, 2014:

	Three Months Ended
	April 2, 2015	April 3, 2014
	($ in millions)
Segment Revenues
Fuselage Systems	$916.8	$858.3
Propulsion Systems	446.0	450.2
Wing Systems(1)	376.7	414.2
All Other	2.7	5.8
	$1,742.2	$1,728.5
Segment Operating Income
Fuselage Systems	$164.5	$142.0
Propulsion Systems	95.7	80.2
Wing Systems	45.2	50.0
All Other	(0.3)	0.1
	305.1	272.3
Corporate SG&A	(51.6)	(60.5)
Research and development	(7.0)	(6.3)
Unallocated cost of sales(2)	(11.2)	(11.1)
Total operating income	$235.3	$194.4

(1)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.

(2)	Includes $10.4 million and $11.1 million of warranty reserve for the three months ended April 2, 2015 and April 3, 2014, respectively.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 53%, 26%, 21% and less than 1%, respectively, of our net revenues for the three months ended April 2, 2015.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended April 2, 2015 were $916.8 million, an increase of $58.5 million, or 7%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries on the B737 and the A350 XWB programs as well as higher net revenues for non-recurring design and development activities. These increases were partially offset by lower net revenues recognized on the B787 program and model mix. Fuselage Systems segment operating margins were 18% for the three months ended April 2, 2015, compared to 17% for the same period in the prior year, with the increase primarily driven by favorable labor and material cost performance on mature programs, including a favorable impact of fixed overhead absorption as a result of higher production rates. In the first quarter of 2015, the segment recorded favorable cumulative catch-up adjustments of $2.7 million driven by productivity and efficiency improvements on mature programs, as well as $2.9 million of favorable change in estimates on one of our loss programs. In comparison, during the first quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $9.0 million driven by productivity and efficiency improvements on mature programs, partially offset by a forward loss charge of $0.9 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended April 2, 2015 were $446.0 million, a decrease of $4.2 million, or 1%, compared to the same period in the prior year. The decrease in net revenues was primarily due to lower non-recurring net revenues and model mix, partially offset by higher production deliveries on the B737 and BR725 programs. Propulsion Systems segment operating margins were 21% for the three months ended April 2, 2015, compared to 18% for the same period in the prior year, primarily driven by favorable labor and material cost performance on mature programs, including a favorable impact of fixed overhead absorption as a result of higher production rates. In the first quarter of 2015, the segment recorded favorable cumulative catch-up adjustments of $9.3 million driven by productivity and efficiency improvements on mature programs. In comparison, during the first quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $4.8 million driven by productivity and efficiency improvements on mature programs.

Wing Systems.  Wing Systems segment net revenues for the three months ended April 2, 2015 were $376.7 million, a decrease of $37.5 million, or 9%, compared to the same period in the prior year. The decrease in net revenues was primarily due to the divestiture of the G280 and G650 wing work packages in December 2014, partially offset by higher production deliveries on the B737 and A350 XWB programs and higher sales of wing kits. Wing Systems segment operating margins remained unchanged at 12% for the three months ended April 2, 2015, compared to the same period in the prior year. In the first quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $2.8 million driven by productivity and efficiency improvements on mature programs, partially offset by forward loss charges of $0.3 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the three months ended April 2, 2015, All Other segment net revenues were $2.7 million, a decrease of $3.1 million compared to the same period in the prior year primarily due to lower natural gas revenue. The All Other segment recorded (11%) operating margins for the three months ended April 2, 2015, compared to segment operating margins of 2% for the same period in the prior year. The decrease in segment operating margins was primarily driven by higher expenses for miscellaneous services rendered during the first quarter of 2015.

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

As of April 2, 2015, we had $749.5 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our revolving credit facility. There were no borrowings or outstanding balances under our revolving credit facility as of April 2, 2015. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flows for the three months ended April 2, 2015 and April 3, 2014:

	For the three months ended
	April 2, 2015	April 3, 2014
	($ in millions)
Net income	$181.9	$153.6
Adjustments to reconcile net income	55.8	55.7
Changes in working capital	186.0	(164.3)
Net cash provided by operating activities	423.7	45.0
Net cash used in investing activities	(40.3)	(52.9)
Net cash used in financing activities	(12.1)	(28.2)
Effect of exchange rate change on cash and cash equivalents	0.3	(2.5)
Net increase (decrease) in cash and cash equivalents for the period	371.6	(38.6)
Cash and cash equivalents, beginning of period	377.9	420.7
Cash and cash equivalents, end of period	$749.5	$382.1

Three Months Ended April 2, 2015 as Compared to Three Months Ended April 3, 2014

Operating Activities. For the three months ended April 2, 2015, we had a net cash inflow of $423.7 million from operating activities, an increase of $378.7 million, compared to a net cash inflow of $45.0 million for the same period in the prior year. The increase in net cash provided by operating activities was primarily due to $165.4 million higher cash receipts from customers for production deliveries, including settlement of retainage receivable, and $93.1 million higher cash receipts from customers for non-recurring activities compared to the same period in the prior year. Net tax refunds received were $170.2 million during the first quarter of 2015 compared to $66.2 million received in the same period in the prior year.

Investing Activities. For the three months ended April 2, 2015, we had a net cash outflow of $40.3 million for investing activities, a decrease in outflow of $12.6 million compared to a net cash outflow of $52.9 million for the same period in the prior year. During the first three months of 2015, investing activities consisted primarily of capital expenditures for construction in progress to support increasing production rates. In comparison, during the first three months of 2014, capital expenditures consisted primarily of construction in progress and machinery and equipment to support increasing production rates.

Financing Activities. For the three months ended April 2, 2015, we had a net cash outflow of $12.1 million for financing activities, a decrease in outflow of $16.1 million, compared to a net cash outflow of $28.2 million for the same period in the prior year. During the three months ended April 2, 2015, we entered into Amendment No. 5 to our senior secured Credit Agreement which resulted in debt issuance costs of $4.7 million. During the three months ended April 3, 2014, we entered into Amendment No. 3 to our senior secured Credit Agreement and redeemed our 2017 Notes using proceeds from the issuance of our 2022 Notes. Debt issuance costs for the three months ended April 3, 2014 totaled $19.2 million and consisted of third party fees and tender and consent fees. Restricted cash of $72.8 million was reserved at April 3, 2014 to fund the redemption of the remaining 2017 Senior Notes outstanding which were called for redemption on May 1, 2014. In the first quarter of 2015, payments on debt other than the financing activity were $7.5 million compared to $9.5 million in the same period in the prior year.

Future Cash Needs and Capital Spending

Our primary future cash needs will consist of working capital, debt service, research and development and capital expenditures, including potential share repurchases, dividend payments, merger and acquisition or disposition activities. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs, including the B737, B787 and the A350 XWB programs. In response to announced customer production rate increases, we are evaluating various plans to relieve capacity constraints. We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Capital expenditures for the three months ended April 2, 2015 totaled $40.3 million, as compared to $53.0 million for the same period in 2014. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, borrowings available under our revolving credit facility and proceeds from asset sales, if any.

Pension and Other Post Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at April 2, 2015 and we anticipate non-cash pension income for 2015 to remain at or near the same level as 2014. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 13, Pension and Other Post-Retirement Benefits, for more information on the Company's pension plans.

Debt and Other Financing Arrangements

On March 18, 2015, Spirit AeroSystems, Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, and certain of its subsidiaries entered into Amendment No. 5 (the “Amendment”) to the Company's senior secured Credit Agreement, dated as of April 18, 2012, as amended by Amendment No. 1, dated as of October 26, 2012, Amendment No. 2, dated as of August 2, 2013, Amendment No. 3, dated as of March 18, 2014 and Amendment No. 4, dated as of June 3, 2014 (the "Credit Agreement"). The Amendment provided for a new $535.0 million senior secured term loan A (the “Term Loan”) with a maturity date of March 18, 2020, which replaces the term loan B which had an amount outstanding of approximately $534.9 million (the “Term Loan B”) that was scheduled to mature on September 15, 2020. The Term Loan bears interest, at Spirit’s option, at either LIBOR plus 1.75% or a defined “base rate” plus 0.75%, subject to adjustment to amounts between and including LIBOR plus 1.75% and LIBOR plus 2.50% (or amounts between and including base rate plus 0.75% and base rate plus 1.50%, as applicable) based on changes to Spirit’s debt-to-EBITDA ratio. The principal obligations under the Term Loan are to be repaid in equal quarterly installments of $6.7 million, with the remaining balance due at maturity of the Term Loan. The Amendment maintained substantially the same prepayment requirements and covenant structure under the Credit Agreement, and provided the Company with some additional flexibility with respect to certain activities. Spirit used the proceeds of the Term Loan to pay off the Term Loan B and to pay a portion of the fees and expenses payable in connection with the Amendment.

Substantially all of Spirit's assets, including inventory and property, plant and equipment, continue to be pledged as collateral for both the Term Loan and the revolving credit facility. As of April 2, 2015, the outstanding balance of the Term Loan was $528.3 million. As a result of extinguishment of the Term Loan B, the Company recognized a loss on extinguishment of debt of $3.6 million. Of this total charge, $3.1 million is reflected within amortization of deferred financing fees and $0.5 million is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the three months ended April 2, 2015.

Senior Notes.  In November 2010, the Company issued $300.0 million in aggregate principal amount of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.  The carrying value of the 2020 Notes was $300.0 million as of April 2, 2015.

In March 2014, the Company issued $300.0 million in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.5 million as of April 2, 2015.

Advances and Deferred Revenue on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement, which advance payments are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. On April 8, 2014, the Company signed a memorandum of agreement with Boeing which suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015 and any repayments which otherwise would have become due during such twelve-month period will offset the purchase price for shipset 1,001 and beyond. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of April 2, 2015, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $637.0 million.

Advances on the A350 Fuselage Program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012. The advance payments are offset against the recurring price of A350 XWB shipsets invoiced by Spirit, at a rate of $1.25 million per shipset. We received $250.0 million in advance payments in 2012 and the balance that had not been repaid as of April 2, 2015 was $219.6 million.

Malaysian Facility Agreement.  In June 2008, the Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD entered into a Facility Agreement for a term loan facility for Ringgit Malaysia (“RM”) 69.2 million (approximately USD $20.0 million equivalent) (the “Malaysia Facility”), with the Malaysian Export-Import Bank. The Malaysia Facility requires quarterly principal repayments of RM 3.3 million (approximately USD $1.0 million equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum. The Malaysia Facility loan balance as of April 2, 2015 was $5.7 million.

French Factory Capital Lease Agreement. In July 2009, the Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL entered into a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with a subsidiary of BNP Paribas Bank to be used towards the construction of our aerospace-related component assembly plant in Saint-Nazaire, France. Lease payments are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of April 2, 2015, the Saint-Nazaire capital lease balance was $7.8 million.

Nashville Design Center Capital Lease Agreement.  In September 2012, the Company entered into a capital lease agreement for $2.6 million for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components. Lease payments under the capital lease are due monthly, and are subject to yearly rate increases until the end of the lease term of 124 months. As of April 2, 2015, the Nashville Design Center capital lease balance was $2.2 million.

Credit Ratings

On March 9, 2015, Standard & Poor's Rating Services raised its corporate credit rating on Spirit AeroSystems, Inc. to BB from BB-. The rating outlook is positive.

On March 4, 2015, Moody's Investors Services upgraded its corporate family credit rating of Spirit AeroSystems, Inc. to Ba1 from Ba2. The rating outlook is stable.

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

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

•	our ability to continue to grow our business and execute our growth strategy, including the timing, execution and profitability of new and maturing programs;

•	our ability to perform our obligations and manage costs related to our new and maturing commercial, business aircraft and military development programs and the related recurring production;

•	margin pressures and the potential for additional forward losses on new and maturing programs;

•	our ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft;

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

•
the ability of all parties to satisfy their performance requirements under existing supply contracts with Boeing and Airbus, our two major customers, and other customers, and the risk of nonpayment by such customers;

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

•	any reduction in our credit ratings;

•	our dependence on our supplier, as well as the cost and availability of raw materials and purchased components;

•	our ability to recruit and retain highly-skilled employees and our relationships with the unions representing many of our employees;

•	spending by the U.S. and other governments on defense;

•	the possibility that our cash flows and borrowing facilities may not be adequate for our additional capital needs or for payment of interest on and principal of our indebtedness;

•	our exposure under our existing senior secured revolving credit facility to higher interest payments should interest rates increase substantially;

•	the effectiveness of any interest rate hedging programs;

•	the effectiveness of our internal control over financial reporting;

•	the outcome or impact of ongoing or future litigation, claims and regulatory actions; and

•	our exposure to potential product liability and warranty claims.

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K for a more complete discussion of these and other factors that may affect our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2014 Form 10-K which could materially affect our business, financial condition or results of operations. There have been no material changes in our market risk since the filing of our 2014 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of April 2, 2015 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Security and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2014 Form 10-K is included in Note 18, Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2014 Form 10-K, which could materially affect our business, financial condition or results of operations. There have been no material changes to the Company’s risk factors previously disclosed in our 2014 Form 10-K.

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit

10.1*†	Amendment No. 11 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of March 10, 2015

10.2*†
Amendment No. 5, dated as of March 18, 2015, to Credit Agreement dated as of April 18, 2012 among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., the other guarantors party thereto, Bank of America, N.A. and the other agents and lenders party thereto

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

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Sanjay Kapoor	Senior Vice President and Chief Financial	May 1, 2015
Sanjay Kapoor	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Mark J. Suchinski	Vice President and Corporate Controller (Principal Accounting Officer)	May 1, 2015
Mark J. Suchinski