Form 10-Q
period 2015-07-02
Spirit AeroSystems Holdings, Inc.
filed 2015-07-31
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2015

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

As of July 24, 2015, the registrant had outstanding 141,291,919 shares of class A common stock, $0.01 par value per share, and 121 shares of class B common stock, $0.01 par value per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2015	July 3, 2014	July 2, 2015	July 3, 2014
	($ in millions, except per share data)
Net revenues	$1,698.7	$1,803.3	$3,440.9	$3,531.8
Operating costs and expenses
Cost of sales	1,407.9	1,525.9	2,856.2	2,993.2
Selling, general and administrative	53.8	54.4	105.4	114.9
Research and development	6.7	6.8	13.7	13.1
Total operating costs and expenses	1,468.4	1,587.1	2,975.3	3,121.2
Operating income	230.3	216.2	465.6	410.6
Interest expense and financing fee amortization	(12.1)	(20.8)	(30.0)	(56.2)
Other income, net	8.1	5.9	1.7	7.2
Income before income taxes and equity in net income of affiliate	226.3	201.3	437.3	361.6
Income tax provision	(71.7)	(58.1)	(101.1)	(65.0)
Income before equity in net income of affiliate	154.6	143.2	336.2	296.6
Equity in net income of affiliate	0.3	0.2	0.6	0.4
Net income	$154.9	$143.4	$336.8	$297.0
Earnings per share
Basic	$1.11	$1.01	$2.42	$2.09
Diluted	$1.11	$1.01	$2.41	$2.07

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2015	July 3, 2014	July 2, 2015	July 3, 2014
	($ in millions)
Net income	$154.9	$143.4	$336.8	$297.0
Changes in other comprehensive income, net of tax:
Settlement of swap, net of tax effect of zero for each of the three and six months ended, respectively	—	—	1.1	—
Pension, SERP, and Retiree medical adjustments, net of tax effect of zero for each of the three and six months ended, respectively	(1.9)	—	(1.9)	—
Unrealized foreign exchange gain on intercompany loan, net of tax effect of ($0.6) and $0.5 for the three months ended and zero and $0.4 for the six months ended, respectively	2.5	1.7	0.1	1.5
Foreign currency translation adjustments	13.8	8.3	1.1	8.7
Total other comprehensive income	14.4	10.0	0.4	10.2
Total comprehensive income	$169.3	$153.4	$337.2	$307.2

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

	July 2, 2015	December 31, 2014
	($ in millions)
Current assets
Cash and cash equivalents	$958.7	$377.9
Accounts receivable, net	563.2	605.6
Inventory, net	1,757.8	1,753.0
Deferred tax asset - current	33.7	53.2
Other current assets	94.9	262.4
Total current assets	3,408.3	3,052.1
Property, plant and equipment, net	1,827.1	1,783.6
Pension assets	216.9	203.4
Other assets	124.8	123.6
Total assets	$5,577.1	$5,162.7
Current liabilities
Accounts payable	$677.0	$611.2
Accrued expenses	256.8	329.1
Profit sharing	41.7	111.8
Current portion of long-term debt	40.5	9.4
Advance payments, short-term	155.0	118.6
Deferred revenue, short-term	115.6	23.4
Deferred grant income liability - current	10.9	10.2
Other current liabilities	48.3	45.1
Total current liabilities	1,345.8	1,258.8
Long-term debt	1,112.6	1,144.1
Advance payments, long-term	600.8	680.4
Pension/OPEB obligation	75.3	73.0
Deferred grant income liability - non-current	90.5	96.1
Deferred revenue and other deferred credits	119.8	27.5
Other liabilities	271.3	260.8
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 141,242,569 and 141,084,378 shares issued, respectively	1.4	1.4
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 121 and 4,745 shares issued, respectively	—	—
Additional paid-in capital	1,037.4	1,035.6
Accumulated other comprehensive loss	(153.4)	(153.8)
Retained earnings	1,204.3	867.5
Treasury stock, at cost (4,000,000 shares each period, respectively)	(129.2)	(129.2)
Total shareholders’ equity	1,960.5	1,621.5
Noncontrolling interest	0.5	0.5
Total equity	1,961.0	1,622.0
Total liabilities and equity	$5,577.1	$5,162.7
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	July 2, 2015	July 3, 2014
	($ in millions)
Operating activities
Net income	$336.8	$297.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	88.8	83.5
Amortization expense	0.6	5.7
Amortization of deferred financing fees	5.1	18.7
Accretion of customer supply agreement	1.1	0.5
Employee stock compensation expense	11.9	8.0
Excess tax benefit of share-based payment arrangements	(10.1)	(2.3)
Loss (gain) from hedge contracts	1.6	(1.3)
Loss (gain) from foreign currency transactions	2.7	(5.7)
Loss on disposition of assets	2.2	—
Deferred taxes	4.4	1.9
Pension and other post retirement benefits, net	(13.1)	(12.8)
Grant income	(4.8)	(3.9)
Equity in net income of affiliate	(0.6)	(0.4)
Changes in assets and liabilities
Accounts receivable	40.1	(172.4)
Inventory, net	(1.3)	(73.6)
Accounts payable and accrued liabilities	(12.0)	(53.7)
Profit sharing/deferred compensation	(70.0)	11.9
Advance payments	(43.2)	(40.4)
Income taxes receivable/payable	181.5	121.8
Deferred revenue and other deferred credits	185.7	6.3
Other	21.6	20.7
Net cash provided by operating activities	729.0	209.5
Investing activities
Purchase of property, plant and equipment	(115.4)	(89.6)
Proceeds from sale of assets	—	0.4
Net cash used in investing activities	(115.4)	(89.2)
Financing activities
Proceeds from issuance of debt	535.0	—
Proceeds from issuance of bonds	—	300.0
Principal payments of debt	(17.4)	(11.9)
Payments on term loan	(534.9)	—
Payments on bonds	—	(300.0)
Taxes paid related to net share settlement awards	(20.2)	—
Excess tax benefit of share-based payment arrangements	10.1	2.3
Debt issuance and financing costs	(4.7)	(20.8)
Change in restricted cash	—	(129.2)
Net cash used in financing activities	(32.1)	(159.6)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	0.2
Net increase (decrease) in cash and cash equivalents for the period	580.8	(39.1)
Cash and cash equivalents, beginning of period	377.9	420.7
Cash and cash equivalents, end of period	$958.7	$381.6
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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended July 2, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2015 presentation.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis (FASB ASU 2015-02). FASB ASU 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. FASB ASU 2015-02 is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. The Company has elected, as permitted by the standard, to adopt FASB ASU 2015-02 early, to be effective for the second quarter ended July 2, 2015. The adoption of FASB ASU 2015-02 did not have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (FASB ASU 2014-09). This update is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. FASB ASU 2014-09 is effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. Early application is not permitted for public entities. In July 2015, the FASB affirmed its proposal to defer the effective date of the ASU 2014-09 for all entities by one year. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended		For the Six Months Ended
Changes in Estimates	July 2, 2015	July 3, 2014	July 2, 2015	July 3, 2014
Favorable (Unfavorable) Cumulative Catch-up Adjustment by Segment
Fuselage	$10.8	$2.7	$10.3	$8.6
Propulsion	6.6	5.0	14.4	8.3
Wing	(0.8)	11.7	(0.6)	13.3
Total Favorable Cumulative Catch-up Adjustment	$16.6	$19.4	$24.1	$30.2

Changes in Estimates on Loss Programs and (Forward Loss)
Fuselage
Boeing - All other platforms	$3.5	$—	$6.4	$—
Other Platforms	—	—	—	(0.9)
Total Fuselage Change in Estimate on Loss Programs and (Forward Loss)	$3.5	$—	$6.4	$(0.9)
Propulsion
Boeing - All other platforms	$(1.3)	$—	$(1.3)	$—
Total Propulsion Forward Loss	$(1.3)	$—	$(1.3)	$—
Wing
Other Platforms	$—	$—	$—	$(0.3)
Total Wing Forward Loss	$—	$—	$—	$(0.3)
Total Change in Estimate on Loss Programs and (Forward Loss), net	$2.2	$—	$5.1	$(1.2)

Total Change in Estimate	$18.8	$19.4	$29.2	$29.0
EPS Impact (diluted per share based upon statutory rates)	$0.08	$0.09	$0.13	$0.13

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

4.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	July 2, 2015	December 31, 2014
Trade receivables(1)(2)	$549.9	$598.4
Other	13.7	7.7
Less: allowance for doubtful accounts	(0.4)	(0.5)
Accounts receivable, net	$563.2	$605.6

(1)	Includes unbilled receivables of $25.9 and $26.0 as of July 2, 2015 and December 31, 2014, respectively.

(2)	Includes $135.1 held in retainage by a customer at December 31, 2014.

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

5.  Inventory

Inventories are summarized as follows:

	July 2, 2015	December 31, 2014
Raw materials	$256.7	$254.5
Work-in-process	845.1	885.7
Finished goods	64.1	46.7
Product inventory	1,165.9	1,186.9
Capitalized pre-production	205.4	223.4
Deferred production	1,270.6	1,244.3
Forward loss provision	(884.1)	(901.6)
Total inventory, net	$1,757.8	$1,753.0

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

Inventories are summarized by platform and costs below:

	July 2, 2015
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision	Total Inventory, net July 2, 2015
B787	217.0	—	71.3	541.6	(606.0)	223.9
Boeing - All other platforms(1)	475.0	18.4	5.9	(19.2)	(23.6)	456.5
A350 XWB	154.1	56.2	97.5	646.3	(120.1)	834.0
Airbus - All other platforms	86.0	—	—	8.8	—	94.8
Rolls-Royce BR725(2)	14.9	—	30.7	88.8	(134.4)	—
Aftermarket	53.7	—	—	—	—	53.7
Other platforms	82.4	8.2	—	4.3	—	94.9
Total	$1,083.1	$82.8	$205.4	$1,270.6	$(884.1)	$1,757.8

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

(1)
Forward loss charges recorded in prior periods on a program within Boeing - All other platforms exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability and reported in other current liabilities on the Condensed Consolidated Balance Sheet.  The total contract liability was $1.8 and $2.1 as of July 2, 2015 and December 31, 2014, respectively.

(2)
Forward loss charges recorded in prior periods on the Rolls-Royce BR725 program exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability and reported in other current liabilities on the Condensed Consolidated Balance Sheet.  The total contract liability was $14.6 and $12.2 as of July 2, 2015 and December 31, 2014, respectively.

The following is a roll forward of the capitalized pre-production costs included in the inventory balance at July 2, 2015:

Balance, December 31, 2014	$223.4
Charges to costs and expenses	(41.7)
Capitalized costs	23.7
Balance, July 2, 2015	$205.4

The following is a roll forward of the deferred production costs included in the inventory balance at July 2, 2015:

Balance, December 31, 2014	$1,244.3
Charges to costs and expenses	(428.6)
Capitalized costs	454.4
Exchange rate	0.5
Balance, July 2, 2015	$1,270.6

Significant amortization of capitalized pre-production and deferred production inventory will occur over the following contract blocks:

Model	Contract Block Quantity	Orders(1)
B787	500	803
A350 XWB	400	781
Rolls-Royce BR725	350	196

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

(1)
Orders are from the published firm-order backlogs of Airbus and Boeing.  For Rolls-Royce BR725, orders represent purchase orders received from OEMs and are not reflective of OEM sales backlog.  Orders reported are total block orders, including delivered units.

Current block deliveries are as follows:

Model	Current Block Deliveries
B787	348
A350 XWB	42
Rolls-Royce BR725	164

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

6.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	July 2, 2015	December 31, 2014
Land	$17.1	$17.1
Buildings (including improvements)	573.7	572.9
Machinery and equipment	1,149.8	1,125.5
Tooling	881.8	841.2
Capitalized software	216.1	208.3
Construction-in-progress	196.9	138.3
Total	3,035.4	2,903.3
Less: accumulated depreciation	(1,208.3)	(1,119.7)
Property, plant and equipment, net	$1,827.1	$1,783.6

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $1.1 and $0.8 for the three months ended July 2, 2015 and July 3, 2014, respectively, and $2.4 and $1.8 for the six months ended July 2, 2015 and July 3, 2014, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $32.7 and $27.2 for the three months ended July 2, 2015 and July 3, 2014, respectively, and $63.0 and $51.1 for the six months ended July 2, 2015 and July 3, 2014, respectively.

The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $4.3 and $4.5 for the three months ended July 2, 2015 and July 3, 2014, respectively, and $8.5 and $8.5 for the six months ended July 2, 2015 and July 3, 2014, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluated its long-lived assets at its locations and determined no impairment was necessary as of July 2, 2015.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

7.  Other Assets

Other assets are summarized as follows:

	July 2, 2015	December 31, 2014
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Total intangible assets	8.2	8.2
Less: Accumulated amortization - patents	(1.6)	(1.5)
Accumulated amortization - favorable leasehold interest	(3.6)	(3.5)
Intangible assets, net	3.0	3.2
Deferred financing
Deferred financing costs	105.8	101.2
Less: Accumulated amortization - deferred financing costs(1)	(84.6)	(79.5)
Deferred financing costs, net	21.2	21.7
Other
Goodwill - Europe	2.9	2.9
Equity in net assets of affiliates	2.6	1.9
Customer supply agreement(2)	31.4	34.3
Restricted Cash	19.9	19.9
Other	43.8	39.7
Total	$124.8	$123.6

(1)	Includes charges related to debt extinguishment of $3.1 and $15.1 for the periods ended July 2, 2015 and December 31, 2014, respectively.

(2)	Under an agreement with the Company's customer Airbus, certain payments accounted for as consideration given by the Company to Airbus are being amortized as a reduction to net revenues.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Advance payments and deferred revenue/credits are summarized by platform as follows:

	July 2, 2015	December 31, 2014
B787	$748.5	$581.1
Boeing — All other platforms	15.1	16.4
A350 XWB	211.0	224.3
Airbus — All other platforms	3.6	4.1
Other	13.0	24.0
Total advance payments and deferred revenue/credits	$991.2	$849.9

9. Government Grants

The Company received grants in the form of government funding for a portion of the site construction and other specific capital asset costs at the Company's Kinston, North Carolina and Subang, Malaysia sites. Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period, which began in 2010, in a manner consistent with the job performance criteria. Under the agreement, failure to meet job performance criteria, including creation of a targeted number of jobs, could result in Spirit making incremental rent payments to the North Carolina Global TransPark Authority over the initial term of the lease. The amount of the incremental rent payments would vary depending on Spirit’s level of attainment of these requirements not to exceed a certain dollar threshold. In Malaysia, the deferred grant income is being amortized based on the estimated lives of the eligible assets constructed with the grant funds as there are no performance criteria. The assets related to deferred grant income are consolidated within property, plant and equipment.

Deferred grant income liability, net consists of the following:

Balance, December 31, 2014	$106.3
Grant liability amortized	(1.0)
Grant income recognized	(3.9)
Total liability related to deferred grant income, July 2, 2015	$101.4

The asset related to the deferred grant income consists of the following:

Balance, December 31, 2014	$113.2
Amortization	(2.5)
Exchange rate	0.1
Total asset value related to deferred grant income, July 2, 2015	$110.8

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

Level 3                      Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets and liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

	Fair Value Measurements
	July 2, 2015			At July 2, 2015 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$100.1	$100.1	$—	$100.1	$—	$—

	Fair Value Measurements
	December 31, 2014			At December 31, 2014 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$88.3	$88.3	$—	$88.3	$—	$—
Interest Rate Swaps	$(1.1)	$—	$(1.1)	$—	$(1.1)	$—

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

The Company’s long-term debt includes a senior secured term loan, senior unsecured notes and the Malaysian term loan.  The estimated fair value of the Company's debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	July 2, 2015			December 31, 2014
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan A (including current portion)	$521.6	$515.4	(2)	$—	$—
Senior secured term loan B (including current portion)	—	—	(1)	$534.4	$527.1	(1)
Senior unsecured notes due 2020	300.0	314.3	(1)	300.0	320.3	(1)
Senior unsecured notes due 2022	299.5	312.2	(1)	299.5	304.7	(1)
Malaysian loan	4.9	4.3	(2)	6.7	5.8	(2)
Total	$1,126.0	$1,146.2		$1,140.6	$1,157.9

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

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

Interest Rate Swaps

During the first quarter of 2015, as a result of Amendment No. 5 to its Credit Agreement, the Company unwound its interest rate swap agreements which had a notional amount of $250.0. The company recognized a loss of $0.4 as a result of settling these interest rate swaps. This loss on derivatives not designated as hedging instruments is included in Other Expense on the Consolidated Statement of Operations for the six months ended July 2, 2015. In total, the Company paid $2.0 as a result of the settlement of the interest rate swap agreements.

As of July 2, 2015, the Company had no outstanding interest rate swap agreements. At December 31, 2014, the fair value of interest rate swaps designated as hedging instruments was a liability of $1.1.

The impact on earnings from interest rate swaps that were no longer effective was a loss of $1.6 and $0.1 for the six months ended July 2, 2015 and July 3, 2014, respectively. The amount reclassified from accumulated other comprehensive income into income from interest rate swaps that were effective was a loss of $0.5 and zero for the six months ended July 2, 2015 and July 3, 2014, respectively. There were no gains or losses recognized in income from interest rate swaps during the second quarter of 2015 or 2014.

12.  Debt

Total debt shown on the balance sheet is comprised of the following:

	July 2, 2015		December 31, 2014
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan A	$26.8	$494.8	$—	$—
Senior secured term loan B	—	—	5.5	528.9
Senior notes due 2020	—	300.0	—	300.0
Senior notes due 2022	—	299.5	—	299.5
Malaysian term loan	2.4	2.5	3.0	3.7
Present value of capital lease obligations	0.8	8.8	0.9	12.0
Other	10.5	7.0	—	—
Total	$40.5	$1,112.6	$9.4	$1,144.1

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

Substantially all of Spirit's assets, including inventory and property, plant and equipment, continue to be pledged as collateral for both the Term Loan and the revolving credit facility. As of July 2, 2015, the outstanding balance of the Term Loan was $521.6. As a result of extinguishment of the Term Loan B during the first quarter of 2015, the Company recognized a loss on extinguishment of debt of $3.6. Of this total charge, $3.1 is reflected within amortization of deferred financing fees and $0.5 is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the six months ended July 2, 2015.

Senior Notes

In November 2010, the Company issued $300.0 in aggregate principal amount of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2020 Notes was $300.0 as of July 2, 2015.

In March 2014, the Company issued $300.0 in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.5 as of July 2, 2015.

Malaysian Facility Agreement

The Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD is party to a Facility Agreement for a term loan facility with the Malaysian Export-Import Bank for Ringgit Malaysia (“RM”) 69.2 (approximately USD $20.0 equivalent) (the “Malaysia Facility”). The Malaysia Facility requires quarterly principal repayments of RM3.3 (approximately USD $1.0 equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum. As of July 2, 2015, the Malaysia Facility loan balance was $4.9.

French Factory Capital Lease Agreement

The Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL is party to a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank. Lease payments under the capital lease agreement are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of July 2, 2015, the Saint-Nazaire capital lease balance was $7.6.

Nashville Design Center Capital Lease Agreement

During the second quarter of 2015, the Company terminated its capital lease agreement for a portion of an office building in Nashville, Tennessee resulting in the capital lease balance at July 2, 2015 of zero.

13. Pension and Other Post-Retirement Benefits

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	Defined Benefit Plans
	For the Three Months Ended		For the Six Months Ended
Components of Net Periodic Pension Income	July 2, 2015	July 3, 2014	July 2, 2015	July 3, 2014
Service cost	$0.2	$—	$0.5	$—
Interest cost	11.8	11.9	23.8	24.8
Expected return on plan assets	(20.8)	(18.7)	(41.5)	(41.0)
Amortization of net loss	0.9	—	1.9	—
Net periodic pension income	$(7.9)	$(6.8)	$(15.3)	$(16.2)

	Other Benefits
	For the Three Months Ended		For the Six Months Ended
Components of Other Benefit Expense	July 2, 2015	July 3, 2014	July 2, 2015	July 3, 2014
Service cost	$0.4	$0.4	$1.1	$1.1
Interest cost	0.5	0.7	1.1	1.4
Special termination benefits	—	0.9	—	0.9
Net periodic other benefit expense	$0.9	$2.0	$2.2	$3.4

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $5.7 for the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2015.  The Company's projected contributions to the U.K. pension plan for 2015 are zero. The entire amount contributed can vary based on exchange rate fluctuations.

14.  Stock Compensation

Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings' common stock at the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.

The Executive Incentive Plan, Short-Term Incentive Plan ("STIP"), Long-Term Incentive Plan ("LTIP") and Director Stock Plan (collectively referred to as "Prior Plans") were replaced by the Omnibus Incentive Plan (the "Omnibus Plan") in 2014. No new awards will be granted under such Prior Plans. Outstanding awards under the Prior Plans will continue to be governed by the terms of such plans until exercised, expired or otherwise terminated or canceled.

The Omnibus Plan provides for a Long-Term Incentive Award ("LTIA") for the 2014 plan year and forward. The LTIAs provide both time and performance based incentives.

•	75% of the LTIA is service-based restricted stock that will vest in equal installments over a three-year period.

•	25% of the LTIA is performance-based restricted stock that will vest in the third year contingent upon total shareholder return ("TSR") compared to the Company’s peers.

For the three months ended July 2, 2015, the Company recognized a net total of $5.0 of stock compensation expense, which is net of stock forfeitures, and includes expense for the Prior Plans and the LTIA under the Omnibus Plan. For the three months ended July 3, 2014, the Company recognized $4.3 of stock compensation expense, net of forfeitures. The entire stock compensation expense of $5.0 and $4.3, for the three months ended July 2, 2015 and July 3, 2014, respectively, was recorded as selling, general and administrative.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

For the six months ended July 2, 2015, the Company recognized a net total of $11.9 of stock compensation expense, which is net of stock forfeitures, and includes expense for the Prior Plans and the LTIA under the Omnibus Plan. For the six months ended July 3, 2014, the Company recognized $8.0 of stock compensation expense, net of forfeitures. The entire stock compensation expense of $11.9 and $8.0, for the six months ended July 2, 2015 and July 3, 2014, respectively, was recorded as selling, general and administrative.

During the first quarter ended April 2, 2015, 428,758 shares of class A common stock with an aggregate grant date fair value of $20.9 were granted under the service-based portion of the Company's LTIA. In addition, 93,640 shares of class A common stock with an aggregate grant date fair value of $6.0 were granted under the performance-based portion of the Company's LTIA under the Omnibus Plan and such shares are eligible to vest on the three-year anniversary of the grant date depending on total shareholder return compared to the Company's peers. Additionally, 12,293 shares of class A common stock with an aggregate grant date fair value of $0.6 awarded under the Company's LTIP vested during the quarter ended April 2, 2015.

During the second quarter ended July 2, 2015, 17,156 shares of class A common stock with an aggregate grant date fair value of $0.9 were granted under the service-based portion of the Company's LTIA. In addition, 1,348 shares of class A common stock with an aggregate grant date fair value of $0.1 were granted under the performance-based portion of the Company's LTIA under the Omnibus Plan and such shares are eligible to vest on the three-year anniversary of the grant date depending on total shareholder return compared to the Company's peers. Additionally, 846,662 shares of class A common stock with an aggregate grant date fair value of $20.5 awarded under the Company's LTIP vested during the quarter ended July 2, 2015.

In the second quarter ended July 2, 2015, 17,953 shares of class A common stock with an aggregate grant date fair value of $0.9 were granted as nonemployee director awards under the Omnibus Plan and such shares will vest on the one-year anniversary of the grant date. Additionally, 22,383 shares of class A common stock with an aggregate grant date fair value of $0.7 awarded under the Director Stock Plan vested during the quarter.

15. Income Taxes

The process for calculating the Company's income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax liability at July 2, 2015 and December 31, 2014 were $9.5 and $5.0, respectively. The difference is primarily due to temporary differences reducing taxable income in the United Kingdom (U.K.).

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

 Based on these criteria and the relative weighting of both the positive and negative evidence available, and in particular the activity surrounding the Company's prior earnings history including the forward losses previously recognized in the U.S., management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. deferred tax assets as of July 2, 2015. At each reporting date, management considers all available positive and negative evidence, both new and historical, that could impact the future realization of deferred tax assets. Management will consider a release of the valuation allowance once there is sufficient positive evidence that it is more likely than not that the deferred tax assets will be realized, or when it is clearly demonstrated that the underlying deferred tax asset has been realized due to positive taxable income in the period the temporary difference was reversed. Any release of the valuation allowance will be recorded as a tax benefit increasing net income or other comprehensive income.

The net valuation allowance was decreased by $44.1 for the six months ended July 2, 2015. The reduction reflects the realization of certain deferred tax assets within the Company’s discrete method taxable income calculation and changes in deferred tax assets associated with certain state income tax credits for the three months ended July 2, 2015.

The Company's income tax expense for 2015 does not reflect any benefit of the U.S. Federal Research Tax Credit attributable to 2015 as the legislation has not been extended beyond December, 2014. Should the legislation be extended during the year, the Company may record additional tax benefits for 2015 Research Tax Credit.

The 23.1% effective tax rate for the six months ended July 2, 2015 differs from the 18.0% effective tax rate for the same period of 2014 primarily due to the effect of certain non-deductible expenses within the company’s income tax provision in 2015 and the release of the Malaysia tax reserve and deferred tax liabilities in the first quarter of 2014 as a result of formal approval of the tax holiday by the Malaysian tax authorities.

The Company is participating in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program for its 2014 tax year. Additionally, the Company has been selected for the Compliance Maintenance phase of the CAP program for its 2015 tax year. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. The HM Revenue & Customs completed its examination of the Company's 2009-2011 U.K. income tax returns and the statute of limitations has lapsed on the 2012 tax return. The Directorate General of Public Finance is currently examining the Company's 2011-2013 France income tax returns. While a change could result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax liability in the next 12 months.

16.  Equity

Earnings per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.

 Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of the Company’s outstanding common stock are entitled to any dividend declared by the Board of Directors out of funds legally available for this purpose. The Company did not pay any cash dividends in the six months ended July 2, 2015. The Company's dividend policy is dependent on the requirements of financing agreements to which the Company is party to. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of July 2, 2015, no treasury shares have been reissued or retired.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	July 2, 2015			July 3, 2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$154.8	139.2	$1.11	$142.6	140.8	$1.01
Income allocated to participating securities	0.1	0.1		0.8	0.8
Net income	$154.9			$143.4

Diluted potential common shares		0.8			0.8
Diluted EPS
Net income	$154.9	140.1	$1.11	$143.4	142.4	$1.01

	For the Six Months Ended
	July 2, 2015			July 3, 2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$336.5	139.0	$2.42	$295.0	141.2	$2.09
Income allocated to participating securities	0.3	0.2		2.0	1.0
Net income	$336.8			$297.0

Diluted potential common shares		0.8			1.0
Diluted EPS
Net income	$336.8	140.0	$2.41	$297.0	143.2	$2.07

The balance of outstanding common shares presented in the Condensed Consolidated Balance Sheets was 141.2 million at both July 2, 2015 and July 3, 2014. Included in the outstanding common shares were 1.8 million and 2.8 million of issued but unvested shares at July 2, 2015 and July 3, 2014, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	July 2, 2015	December 31, 2014
Pension	$(132.0)	$(130.0)
Interest rate swaps	—	(1.1)
SERP/Retiree medical	2.2	2.1
Foreign currency impact on long term intercompany loan	(5.6)	(5.7)
Currency translation adjustment	(18.0)	(19.1)
Total accumulated other comprehensive loss	$(153.4)	$(153.8)

Noncontrolling Interest

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The balance of noncontrolling interest presented in the consolidated balance sheet as of July 2, 2015 remained unchanged from December 31, 2014 at $0.5.

17.  Related Party Transactions

In August 2014, in a secondary offering of the Company's class A common stock, Onex sold its remaining shares of the Company's common stock and no longer holds any investment in the Company. For the three and six months ended July 3, 2014, when Onex was a related party, the Company paid $0.2 and $0.3, respectively, to a subsidiary of Onex for services rendered.

In December 2014, Onex acquired approximately 40% interest in Advanced Integration Technologies (“AIT”), a provider of automation and tooling, maintenance services and aircraft components to the aerospace industry and a supplier to the Company. For the three and six months ended July 2, 2015, sales from AIT to the Company and its subsidiaries were $4.5 and $10.4, respectively. The amounts owed to AIT and recorded as accrued liabilities were $0.5 and $3.9 as of July 2, 2015 and December 31, 2014, respectively. Tawfiq Popatia, a former director of Spirit Holdings, is a Managing Director of Onex Corporation.

18.  Commitments, Contingencies and Guarantees

Litigation

From time to time the Company is subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. The Company had outstanding obligations in respect of litigation or other legal proceedings of $55.5 and $96.3 as of July 2, 2015 and December 31, 2014, respectively. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations and cash flows in a particular quarter or fiscal year.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

On June 3, 2013, a putative class action lawsuit was commenced against the Company, Jeffrey L. Turner, and Philip D. Anderson in the U.S. District Court for the District of Kansas. The court-appointed lead plaintiffs - two pension funds that claim to represent a class of investors in the Company's stock - filed an amended complaint on April 7, 2014, naming as additional defendants Spirit's Vice President of the B787 Program Terry J. George and former Senior Vice President of Oklahoma Operations Alexander K. Kummant. The amended complaint alleges that defendants engaged in a scheme to artificially inflate the market price of the Company's stock by making false statements and omissions about certain programs' performance and costs. It contends that the alleged scheme was revealed by the Company’s accrual of $590.0 in forward loss charges on October 25, 2012. The lead plaintiffs seek certification of a class of all persons other than defendants who purchased Holdings securities between May 5, 2011 and October 24, 2012, and seek an unspecified amount of damages on behalf of the putative class. In June 2014, the defendants filed a motion to dismiss the claims set forth in the amended complaint. On May 14, 2015, the District Court granted Spirit's motion to dismiss and dismissed the matter with prejudice. The plaintiffs filed a notice of appeal on June 11, 2015, which is pending. The Company intends to vigorously defend against these allegations, and management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

Guarantees

Outstanding guarantees were $20.6 and $21.6 at July 2, 2015 and December 31, 2014, respectively.

Restricted Cash

The Company was required to maintain $19.9 of restricted cash as of both July 2, 2015 and December 31, 2014 related to certain collateral requirements for obligations under its workers’ compensation programs. These collateral requirements were previously supported by letters of credit that were replaced in October 2014. Restricted cash is included in “Other assets” in the Company's Condensed Consolidated Balance Sheets.

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

The following is a roll forward of the service warranty and extraordinary rework balance at July 2, 2015:

Balance, December 31, 2014	$119.9
Charges to costs and expenses	22.9
Payouts	(0.5)
Exchange rate	—
Balance, July 2, 2015	$142.3

19.  Other Income, Net

Other income, net is summarized as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2015	July 3, 2014	July 2, 2015	July 3, 2014
KDFA bond	$0.9	$0.8	$2.1	$1.8
Rental and miscellaneous income (expense)(1)	—	0.1	(1.9)	0.1
Interest income	0.5	0.1	0.7	0.2
Foreign currency gain	6.7	4.9	0.8	5.1
Total	$8.1	$5.9	$1.7	$7.2

(1)	Includes $2.0 of losses related to the settlement of interest rate swap agreements as further detailed in Note 11, Derivative and Hedging Activities.

Foreign currency gain is due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency.

20.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers.  Approximately 95% of the Company’s net revenues for the six months ended July 2, 2015 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.

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

The following table shows segment revenues and operating income for the three and six months ended July 2, 2015 and July 3, 2014:

	Three Months Ended		Six Months Ended
	July 2, 2015	July 3, 2014	July 2, 2015	July 3, 2014
Segment Revenues
Fuselage Systems	$887.6	$905.0	$1,804.4	$1,763.3
Propulsion Systems	440.5	460.5	886.5	910.7
Wing Systems(1)	367.5	438.3	744.2	852.5
All Other	3.1	(0.5)	5.8	5.3
	$1,698.7	$1,803.3	$3,440.9	$3,531.8
Segment Operating Income (Loss)
Fuselage Systems	$168.0	$132.2	$332.5	$274.2
Propulsion Systems	88.2	86.2	183.9	166.4
Wing Systems	50.1	71.0	95.3	121.0
All Other	1.4	0.2	1.1	0.3
	307.7	289.6	612.8	561.9
Corporate SG&A	(53.8)	(54.4)	(105.4)	(114.9)
Research and development	(6.7)	(6.8)	(13.7)	(13.1)
Unallocated cost of sales (2)	(16.9)	(12.2)	(28.1)	(23.3)
Total operating income	$230.3	$216.2	$465.6	$410.6

(1)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.

(2)
Includes $12.0 and $11.6 of warranty reserve for the three months ended July 2, 2015 and July 3, 2014, respectively, and $22.4 and $22.6 for the six months ended July 2, 2015 and July 3, 2014, respectively.

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

(vi)	Holdings and its subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Operations
For the Three Months Ended July 2, 2015

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,564.5	$67.3	$187.1	$(120.2)	$1,698.7
Operating costs and expenses
Cost of sales	—	1,302.1	65.7	160.3	(120.2)	1,407.9
Selling, general and administrative	1.9	48.2	—	3.7	—	53.8
Research and development	—	6.7	—	—	—	6.7
Total operating costs and expenses	1.9	1,357.0	65.7	164.0	(120.2)	1,468.4
Operating (loss) income	(1.9)	207.5	1.6	23.1	—	230.3
Interest expense and financing fee amortization	—	(11.9)	—	(2.0)	1.8	(12.1)
Other income, net	—	3.2	(0.1)	6.8	(1.8)	8.1
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(1.9)	198.8	1.5	27.9	—	226.3
Income tax benefit (provision)	0.8	(69.5)	(0.5)	(2.5)	—	(71.7)
(Loss) income before equity in net income of affiliate and subsidiaries	(1.1)	129.3	1.0	25.4	—	154.6
Equity in net income of affiliate	0.3	—	—	0.3	(0.3)	0.3
Equity in net income of subsidiaries	155.7	26.5	—	—	(182.2)	—
Net income	154.9	155.8	1.0	25.7	(182.5)	154.9
Other comprehensive income (loss)	14.4	(1.9)	—	16.3	(14.4)	14.4
Comprehensive income	$169.3	$153.9	$1.0	$42.0	$(196.9)	$169.3

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Three Months Ended July 3, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,660.5	$100.0	$209.7	$(166.9)	$1,803.3
Operating costs and expenses
Cost of sales	—	1,421.0	97.2	174.6	(166.9)	1,525.9
Selling, general and administrative	(0.4)	49.6	0.8	4.4	—	54.4
Research and development	—	6.8	—	—	—	6.8
Total operating costs and expenses	(0.4)	1,477.4	98.0	179.0	(166.9)	1,587.1
Operating income	0.4	183.1	2.0	30.7	—	216.2
Interest expense and financing fee amortization	—	(20.6)	—	(2.7)	2.5	(20.8)
Other income, net	—	3.4	—	5.0	(2.5)	5.9
Income before income taxes and equity in net income of affiliate and subsidiaries	0.4	165.9	2.0	33.0	—	201.3
Income tax benefit (provision)	0.3	(51.2)	(0.8)	(6.4)	—	(58.1)
Income before equity in net income of affiliate and subsidiaries	0.7	114.7	1.2	26.6	—	143.2
Equity in net income of affiliate	0.2	—	—	0.2	(0.2)	0.2
Equity in net income of subsidiaries	142.5	27.8	—	—	(170.3)	—
Net income	143.4	142.5	1.2	26.8	(170.5)	143.4
Other comprehensive income	10.0	—	—	10.0	(10.0)	10.0
Comprehensive income	$153.4	$142.5	$1.2	$36.8	$(180.5)	$153.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Six Months Ended July 2, 2015

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$3,183.5	$125.4	$373.3	$(241.3)	$3,440.9
Operating costs and expenses
Cost of sales	—	2,654.1	120.5	322.9	(241.3)	2,856.2
Selling, general and administrative	4.5	93.4	1.3	6.2	—	105.4
Research and development	—	13.0	—	0.7	—	13.7
Total operating costs and expenses	4.5	2,760.5	121.8	329.8	(241.3)	2,975.3
Operating (loss) income	(4.5)	423.0	3.6	43.5	—	465.6
Interest expense and financing fee amortization	—	(29.7)	—	(4.0)	3.7	(30.0)
Other income, net	—	4.6	—	0.8	(3.7)	1.7
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(4.5)	397.9	3.6	40.3	—	437.3
Income tax benefit (provision)	1.1	(96.6)	(1.3)	(4.3)	—	(101.1)
(Loss) income before equity in net income of affiliate and subsidiaries	(3.4)	301.3	2.3	36.0	—	336.2
Equity in net income of affiliate	0.6	—	—	0.6	(0.6)	0.6
Equity in net income of subsidiaries	339.6	38.4	—	—	(378.0)	—
Net income	336.8	339.7	2.3	36.6	(378.6)	336.8
Other comprehensive income (loss)	0.4	(0.8)	—	1.2	(0.4)	0.4
Comprehensive income	$337.2	$338.9	$2.3	$37.8	$(379.0)	$337.2

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Six Months Ended July 3, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$3,274.1	$187.0	$415.5	$(344.8)	$3,531.8
Operating costs and expenses
Cost of sales	—	2,798.8	182.1	357.1	(344.8)	2,993.2
Selling, general and administrative	1.1	103.5	1.4	8.9	—	114.9
Research and development	—	12.5	—	0.6	—	13.1
Total operating costs and expenses	1.1	2,914.8	183.5	366.6	(344.8)	3,121.2
Operating (loss) income	(1.1)	359.3	3.5	48.9	—	410.6
Interest expense and financing fee amortization	—	(55.8)	—	(5.5)	5.1	(56.2)
Other income, net	—	6.9	—	5.4	(5.1)	7.2
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(1.1)	310.4	3.5	48.8	—	361.6
Income tax benefit (provision)	0.2	(67.8)	(1.3)	3.9	—	(65.0)
(Loss) income before equity in net income of affiliate and subsidiaries	(0.9)	242.6	2.2	52.7	—	296.6
Equity in net income of affiliate	0.4	—	—	0.4	(0.4)	0.4
Equity in net income of subsidiaries	297.5	54.8	—	—	(352.3)	—
Net income	297.0	297.4	2.2	53.1	(352.7)	297.0
Other comprehensive income	10.2	—	—	10.2	(10.2)	10.2
Comprehensive income	$307.2	$297.4	$2.2	$63.3	$(362.9)	$307.2

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
July 2, 2015

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$928.9	$—	$29.8	$—	$958.7
Accounts receivable, net	—	708.9	25.1	199.2	(370.0)	563.2
Inventory, net	—	1,196.4	184.8	376.6	—	1,757.8
Deferred tax asset - current	—	33.7	—	—	—	33.7
Other current assets	—	91.5	—	3.4	—	94.9
Total current assets	—	2,959.4	209.9	609.0	(370.0)	3,408.3
Property, plant and equipment, net	—	1,302.6	340.9	183.6	—	1,827.1
Pension assets, net	—	200.9	—	16.0	—	216.9
Investment in subsidiary	909.5	281.4	—	—	(1,190.9)	—
Equity in net assets of subsidiaries	1,051.5	250.5	—	—	(1,302.0)	—
Other assets	—	338.2	80.0	25.7	(319.1)	124.8
Total assets	$1,961.0	$5,333.0	$630.8	$834.3	$(3,182.0)	$5,577.1
Current liabilities
Accounts payable	$—	$614.2	$248.5	$184.3	$(370.0)	$677.0
Accrued expenses	—	230.1	1.3	25.4	—	256.8
Profit sharing	—	40.2	—	1.5	—	41.7
Current portion of long-term debt	—	37.3	—	3.2	—	40.5
Advance payments, short-term	—	155.0	—	—	—	155.0
Deferred revenue, short-term	—	114.2	—	1.4	—	115.6
Deferred grant income liability - current	—	—	9.7	1.2	—	10.9
Other current liabilities	—	45.3	—	3.0	—	48.3
Total current liabilities	—	1,236.3	259.5	220.0	(370.0)	1,345.8
Long-term debt	—	1,101.4	—	250.2	(239.0)	1,112.6
Advance payments, long-term	—	600.8	—	—	—	600.8
Pension/OPEB obligation	—	75.3	—	—	—	75.3
Deferred grant income liability - non-current	—	—	61.6	28.9	—	90.5
Deferred revenue and other deferred credits	—	114.2	—	5.6	—	119.8
Other liabilities	—	324.1	—	27.2	(80.0)	271.3
Total equity	1,961.0	1,880.9	309.7	302.4	(2,493.0)	1,961.0
Total liabilities and shareholders’ equity	$1,961.0	$5,333.0	$630.8	$834.3	$(3,182.0)	$5,577.1

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended July 2, 2015

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$682.0	$17.2	$29.8	$—	$729.0
Investing activities
Purchase of property, plant and equipment	—	(90.2)	(17.2)	(8.0)	—	(115.4)
Net cash used in investing activities	—	(90.2)	(17.2)	(8.0)	—	(115.4)
Financing activities
Proceeds from issuance of debt	—	535.0	—	—	—	535.0
Principal payments of debt	—	(15.7)	—	(1.7)	—	(17.4)
Payments on term loan	—	(534.9)	—	—	—	(534.9)
Increase (decrease) in intercompany debt	—	13.0	—	(13.0)	—	—
Excess tax benefits from share-based payment arrangements	—	10.0	—	0.1	—	10.1
Taxes paid related to net shares settlement awards	—	(20.2)	—	—	—	(20.2)
Debt issuance and financing costs	—	(4.7)	—	—	—	(4.7)
Net cash used in financing activities	—	(17.5)	—	(14.6)	—	(32.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.7)	—	(0.7)
Net increase in cash and cash equivalents for the period	—	574.3	—	6.5	—	580.8
Cash and cash equivalents, beginning of period	—	354.6	—	23.3	—	377.9
Cash and cash equivalents, end of period	$—	$928.9	$—	$29.8	$—	$958.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended July 3, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$—	$215.3	$18.1	$(23.9)	$—	$209.5
Investing activities
Purchase of property, plant and equipment	—	(68.1)	(18.1)	(3.4)	—	(89.6)
Proceeds from the sale of assets	—	0.4	—	—	—	0.4
Other	—	2.3	—	(2.3)	—	—
Net cash used in investing activities	—	(65.4)	(18.1)	(5.7)	—	(89.2)
Financing activities
Proceeds from issuance of bonds	—	300.0	—	—	—	300.0
Principal payments of debt	—	(10.0)	—	(1.9)	—	(11.9)
(Decrease) increase in intercompany debt	—	(0.5)	—	0.5	—	—
Payments on bonds	—	(300.0)	—	—	—	(300.0)
Debt issuance and financing costs	—	(20.8)	—	—	—	(20.8)
Excess tax benefits from share-based payment arrangements	—	2.3	—	—	—	2.3
Proceeds (payments) from subsidiary for purchase of treasury stock	129.2	(129.2)	—	—	—	—
Purchase of treasury stock	(129.2)	—	—	—	—	(129.2)
Net cash used in financing activities	—	(158.2)	—	(1.4)	—	(159.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.2	—	0.2
Net decrease in cash and cash equivalents for the period	—	(8.3)	—	(30.8)	—	(39.1)
Cash and cash equivalents, beginning of period	—	359.2	—	61.5	—	420.7
Cash and cash equivalents, end of period	$—	$350.9	$—	$30.7	$—	$381.6

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” “will,” and other similar words or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC") on February 13, 2015 as subsequently amended on Form 10-K/A filed with the SEC on March 6, 2015 (our “2014 Form 10-K”) and our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2015 (our "Q1 2015 Form 10-Q"), filed with the SEC on May 1, 2015. See also “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Recent Events

On July 24, 2015, the Board of Directors of the Company authorized a share repurchase program authorizing the purchase of up to $350.0 million of the Company’s common stock. Repurchases may be made intermittently through December 31, 2017.

On June 8, 2015, Duane Hawkins was named Senior Vice President and General Manager - Boeing, Business and Regional Jet Programs. Mr. Hawkins was previously Senior Vice President of Operations. Ron Rabe was appointed to succeed Mr. Hawkins as Senior Vice President of Operations.

On June 2, 2015, John Pilla, the Senior Vice President/General Manager, Airbus Programs of Spirit, was reassigned to the position of Senior Vice President of Engineering and Chief Technology Officer, effective June 10, 2015. Michelle Lohmeier was appointed to succeed Mr. Pilla in his current position.

On May 12, 2015 Mr. David Coleal notified the Company of his decision to resign from his position as the Executive Vice President and General Manager - Boeing, Business & Regional Jet Programs of the Company. On May 21, 2015, the Company and Spirit entered into a Resignation and Consulting Agreement and General Release with Mr. Coleal.

On May 8, 2015, the Board of Directors of the Company approved an increase in the size of the Board from 9 to 10 members, and elected Irene M. Esteves to fill the newly created vacancy. Ms. Esteves was also named to the Audit Committee and the Risk Committee of the Board.

Overview

We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselage systems, propulsion systems and wing systems for commercial and military aircraft. For the three months ended July 2, 2015, we generated net revenues of $1,698.7 million and net income of $154.9 million and for the six months ended July 2, 2015, we generated net revenues of $3,440.9 million and net income of $336.8 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program. The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas. The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other

represented approximately 52%, 26%, 22% and less than 1%, respectively, of our net revenues for the three and six months ended July 2, 2015.

Management’s Focus

The Company’s focus is on ensuring that our quality and operational and cost performance are world class. We have undertaken specific actions that highlight our commitment to define our core business and improve our operational performance results. At the end of 2014, we divested the G280 and G650 wing work packages at Spirit's facility in Tulsa, Oklahoma to Triumph Aerostructures- Tulsa, LLC, a subsidiary of Triumph Group, Inc. ("Triumph"). We continue to intensify our focus on the performance in our core markets of commercial aerospace and defense. We are also committed to reducing internal cost through cost saving initiatives and improving operational efficiency through centralization of functions. Additionally, we continue to add new executive talent and reassigned existing executive talent in an effort to strengthen performance in certain areas of our business.

We have taken additional actions to position the Company for future success by focusing on productivity and preparation for sustained growth. Our key objectives for 2015 include continued focus on improved performance, increased productivity, reduced cost and alignment of our business to what we do best; leveraging of our investments in support of aircraft rate increases ahead; continuation of our progress on the A350 XWB program; greater emphasis on long term growth; and implementation of a capital deployment strategy. During the first half of 2015, we have made significant progress in all of these areas which include an emphasis on reducing cost, increased productivity and operational efficiency across all aspects of the business. We continue to focus on capitalizing to prepare for aircraft rate increases. We also continue to make significant improvement on the A350 program's cost per shipset. With regard to capital deployment, we are following a balanced and disciplined approach such as our recently announced share repurchase program of up to $350.0 million.

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

Our A350 XWB fuselage recurring program has experienced various production inefficiencies in its earlier stages of production which resulted in previously recorded forward losses, mostly driven by early development discovery and engineering change to the aircraft design, as well as higher test and transportation costs.

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

Our supply agreement for the B787 program (the "B787 Supply Agreement") provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties. As part of a Memorandum of Agreement that Spirit and Boeing entered into in November 2014 (the "November 2014 MOA"), the parties established near term interim prices for certain B787 shipsets, subject to resolution of recurring prices, future rate increases and other issues across multiple programs in 2015. During this period, while negotiations on these issues are ongoing, Spirit will record appropriate portions of the interim prices on certain 787-8 and 787-9 shipsets as deferred revenue, which will be recognized as revenue only if and when the parties reach resolution on the various issues. We are engaged in discussions with Boeing concerning how to determine the subsequent B787-9 and initial B787-10 prices, and have not yet reached agreement. Our ability to successfully negotiate fair and equitable prices for these models as well as overall B787 delivery volumes and our ability to achieve forecasted cost improvements on all B787 models are key factors in achieving the projected financial performance for this program.

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

Divestiture of the Gulfstream G280 and G650 Work Packages

In December 2014, we divested the G280 and G650 wing work packages at Spirit's facility in Tulsa, Oklahoma to Triumph. We continue to supply certain parts and services to Triumph under a supply agreement entered into in connection with the transaction.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended			Six Months Ended
	July 2, 2015	July 3, 2014	Change from Prior Year	July 2, 2015	July 3, 2014	Change from Prior Year
	($ in millions)			($ in millions)
Net revenues	$1,698.7	$1,803.3	(6)%	$3,440.9	$3,531.8	(3)%
Operating costs and expenses
Cost of sales	1,407.9	1,525.9	(8)%	2,856.2	2,993.2	(5)%
Selling, general and administrative	53.8	54.4	(1)%	105.4	114.9	(8)%
Research and development	6.7	6.8	(1)%	13.7	13.1	5%
Operating income	230.3	216.2		465.6	410.6
Interest expense and financing fee amortization	(12.1)	(20.8)	(42)%	(30.0)	(56.2)	(47)%
Other income, net	8.1	5.9	37%	1.7	7.2	(76)%
Income before income taxes and equity in net income of affiliate	226.3	201.3		437.3	361.6
Income tax provision	(71.7)	(58.1)	23%	(101.1)	(65.0)	56%
Income before equity in net income of affiliate	154.6	143.2		336.2	296.6
Equity in net income of affiliate	0.3	0.2	50%	0.6	0.4	50%
Net income	$154.9	$143.4		$336.8	$297.0

Comparative shipset deliveries by model are as follows:

	Three Months Ended		Six Months Ended
Model	July 2, 2015	July 3, 2014	July 2, 2015	July 3, 2014
B737	128	130	262	255
B747	4	4	8	9
B767	5	3	10	6
B777	25	26	51	52
B787	34	33	66	64
Total Boeing	196	196	397	386
A320 Family	120	121	255	249
A330/340	19	30	46	60
A350 XWB	9	5	15	7
A380	6	7	12	14
Total Airbus	154	163	328	330
Business/Regional Jets (1)	16	33	33	68
Total	366	392	758	784

(1)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.

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

Net revenues by prime customer are as follows:

	Three Months Ended		Six Months Ended
Prime Customer	July 2, 2015	July 3, 2014	July 2, 2015	July 3, 2014
	($ in millions)		($ in millions)
Boeing	$1,426.6	$1,503.7	$2,921.7	$2,976.4
Airbus	188.5	190.2	350.7	338.8
Other(1)	83.6	109.4	168.5	216.6
Total net revenues	$1,698.7	$1,803.3	$3,440.9	$3,531.8

(1)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.

Changes in Estimates

During the three months ended July 2, 2015, we recognized net favorable changes in estimates on loss programs of $2.2 million which includes favorable changes in estimates on loss programs of $3.5 million on certain Boeing fuselage programs, partially offset by forward loss charges of $1.3 million on certain Boeing propulsion programs. No changes in estimates on loss programs were recognized during the same period in the prior year. Also during the three months ended July 2, 2015, we recognized favorable cumulative catch-up adjustments related to periods prior to the second quarter of 2015 of $16.6 million. In comparison, during same period in the prior year, we recognized favorable cumulative catch-up adjustments related to periods prior to the second quarter of 2014 of $19.4 million.

During the six months ended July 2, 2015, we recognized net favorable changes in estimates on loss programs of $5.1 million which includes favorable changes in estimates on loss programs of $6.4 million on certain Boeing fuselage programs, partially offset by forward loss charges of $1.3 million on certain Boeing propulsion programs. During the same period in the prior year, we recognized forward loss charges of $1.2 million which included forward loss charges of $0.9 million on certain fuselage programs and $0.3 million on certain wing programs. Also during the six months ended July 2, 2015, we recognized favorable cumulative catch-up adjustments related to periods prior to 2015 of $24.1 million. In comparison, during the same period in the prior year, we recognized favorable cumulative catch-up adjustments related to periods prior to 2014 of $30.2 million.

Three Months Ended July 2, 2015 as Compared to Three Months Ended July 3, 2014

Net Revenues.  Net revenues for the three months ended July 2, 2015 were $1,698.7 million, a decrease of $104.6 million, or 6%, compared to net revenues of $1,803.3 million for the same period in the prior year. The decrease in net revenues was primarily due to $85.3 million of lower production revenue driven by lower revenue from Gulfstream due to the divestiture of the G280 and G650 wing work packages in December 2014 and lower net revenues recognized on the B787 program in accordance with pricing terms under the B787 Supply Agreement. These decreases were partially offset by increased revenue on the A350 XWB program due to higher production deliveries. Non-recurring revenue, which includes engineering design and development activities, was lower by $11.5 million compared to the same period in the prior year. Approximately 95% of Spirit’s net revenues for the second quarter of 2015 came from our two largest customers, Boeing and Airbus.

Production deliveries to Boeing remained constant at 196 shipsets during the second quarter of 2015, compared to the same period of the prior year. Production deliveries to Airbus decreased by 6% to 154 shipsets during the second quarter of 2015, primarily driven by lower production of the A330, compared to 163 shipsets delivered in the same period in the prior year. Production deliveries of business/regional jet wing and wing components decreased by 52% to 16 shipsets during the second quarter of 2015, compared to 33 shipsets delivered in the same period of the prior year primarily due to the divestiture of the G280 and G650 wing work packages in December 2014. In total, production deliveries decreased overall by 7% to 366 shipsets during the second quarter of 2015, compared to 392 shipsets for the same period in the prior year.

Cost of Sales.  Cost of sales as a percentage of net revenues was 83% for the three months ended July 2, 2015, as compared to 85% for the same period in the prior year. The decrease in cost of sales as a percentage of net revenues was primarily driven by favorable labor and material cost performance on mature programs. In the second quarter of 2015, we recorded $16.6 million of favorable cumulative catch-up adjustments related to periods prior to the second quarter of 2015, primarily driven by productivity and efficiency improvements on mature programs, as well as $2.2 million of net favorable changes in estimates on loss programs. In the same period of 2014, we recorded $19.4 million of favorable cumulative catch-up adjustments related to periods prior to the second quarter of 2014.

SG&A and Research and Development.  SG&A expense was $0.6 million lower for the three months ended July 2, 2015, compared to the same period in the prior year, primarily due to lower consulting and legal fees incurred during the second quarter of 2015. Research and development expense was $0.1 million lower for the three months ended July 2, 2015, compared to the same period in the prior year.

Operating Income.  Operating income for the three months ended July 2, 2015 was $230.3 million, an increase of $14.1 million, compared to operating income of $216.2 million for the same period in the prior year, primarily due to favorable labor and material cost performance.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended July 2, 2015 includes $11.2 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs and original issue discount, compared to $17.8 million of interest and fees paid or accrued in connection with long-term debt and $3.0 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. As a result of Amendment No. 5 to our senior secured credit facility, interest expense for the three months ended July 2, 2015 includes lower interest expense on our term loan compared to the same period in the prior year. During the second quarter of 2014, we recognized an additional charge of $2.0 million for write-down of deferred financing costs, original issue discount, and third party fees related to Amendment No. 3 of our senior secured credit facility and the redemption of our 2017 Notes using proceeds from the issuance of our 2022 Notes. Additionally, on May 1, 2014, Spirit called for redemption of the remaining 2017 Notes outstanding which resulted in a call premium of $2.7 million recorded to interest expense.

Other Income, net. Other income, net for the three months ended July 2, 2015 was $8.1 million, compared to $5.9 million for the same period in the prior year. Other income was primarily driven by foreign exchange rate fluctuations as the British Pound strengthened against the U.S. Dollar. We recognized foreign currency gains on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency.

Provision for Income Taxes. Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition could include finalizing audit examinations for open tax years, statute of limitations expiration or a change in tax law.
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
 Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. deferred tax assets as of July 2, 2015. The net valuation allowance was decreased by $2.1 million for the three months ended July 2, 2015. The reduction reflects the realization of certain deferred tax assets within the Company’s discrete method taxable income calculation and changes in deferred tax assets associated with certain state income tax credits for the three months ended July 2, 2015. To the extent that the Company generates positive taxable income and expects, with reasonable certainty, to continue to generate positive income, we may release additional valuation allowance in future periods. Additionally, we anticipate that the Company’s net cumulative recent loss, which is a significant element of negative evidence, will be eliminated in the second half of 2015. If sustained levels of profitability are maintained and our evaluation and weighting of all positive evidence exceeds any remaining negative evidence, the company may reverse the majority of the remaining valuation allowance as early as the second half of 2015. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. The release of all or a portion of the valuation allowance may have a significant effect on our tax expense in the period it is released.
The income tax provision for the three months ended July 2, 2015 includes $68.9 million for federal taxes, $0.4 million for state taxes and $2.4 million for foreign taxes. The income tax provision for the three months ended July 3, 2014 includes $50.2 million for federal taxes, $1.5 million for state taxes and $6.4 million for foreign taxes. The effective tax rate for the three months ended July 2, 2015 was 31.7% as compared to 28.8% for 2014. The difference in the effective tax rate recorded for 2015 as compared to 2014 related primarily to the U.S. net deferred tax asset valuation allowance decrease in 2015 and the effect of certain non-deductible expenses within the company’s income tax provision in 2015. The decrease from the U.S. statutory tax rate is attributable primarily to the inclusion of U.S. net deferred tax asset valuation allowance decrease, U.S. qualified domestic production activities deduction and foreign tax rates less than the U.S. rate.
Our income tax expense for 2015 does not reflect any benefit of the Research Tax Credit attributable to 2015 as the legislation has not been extended beyond December 2014. Should the legislation be extended during the year, the Company may record additional tax benefits for 2015 Research Tax Credit.
Segments.  The following table shows segment revenues and operating income for the three months ended July 2, 2015 and July 3, 2014:

	Three Months Ended
	July 2, 2015	July 3, 2014
	($ in millions)
Segment Revenues
Fuselage Systems	$887.6	$905.0
Propulsion Systems	440.5	460.5
Wing Systems(1)	367.5	438.3
All Other	3.1	(0.5)
	$1,698.7	$1,803.3
Segment Operating Income
Fuselage Systems	$168.0	$132.2
Propulsion Systems	88.2	86.2
Wing Systems	50.1	71.0
All Other	1.4	0.2
	307.7	289.6
Corporate SG&A	(53.8)	(54.4)
Research and development	(6.7)	(6.8)
Unallocated cost of sales(2)	(16.9)	(12.2)
Total operating income	$230.3	$216.2

(1)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.

(2)	Includes $12.0 million and $11.6 million of warranty reserve for the three months ended July 2, 2015 and July 3, 2014, respectively.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 26%, 22% and less than 1%, respectively, of our net revenues for the three months ended July 2, 2015.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended July 2, 2015 were $887.6 million, a decrease of $17.4 million, or 2%, compared to the same period in the prior year. The decrease in net revenues was primarily due to lower net revenues recognized on the B787 program, partially offset by higher production deliveries on the A350 XWB program. Fuselage Systems segment operating margins were 19% for the three months ended July 2, 2015, compared to 15% for the same period in the prior year, with the increase primarily driven by favorable labor and material cost performance on mature programs. In the second quarter of 2015, the segment recorded favorable cumulative catch-up adjustments of $10.8 million driven by productivity and efficiency improvements on mature programs, as well as $3.5 million of favorable change in estimates on loss programs. In comparison, during the second quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $2.7 million driven by productivity and efficiency improvements on mature programs.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended July 2, 2015 were $440.5 million, a decrease of $20.0 million, or 4%, compared to the same period in the prior year. The decrease in net revenues was primarily due to lower non-recurring net revenues and lower aftermarket sales, partially offset by higher production deliveries on the BR725 programs. Propulsion Systems segment operating margins were 20% for the three months ended July 2, 2015, compared to 19% for the same period in the prior year, primarily driven by favorable labor and material cost performance on mature programs. In the second quarter of 2015, the segment recorded favorable cumulative catch-up adjustments of $6.6 million driven by productivity and efficiency improvements on mature programs, offset by $1.3 million of forward loss. In comparison, during the second quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $5.0 million driven by productivity and efficiency improvements on mature programs.

Wing Systems.  Wing Systems segment net revenues for the three months ended July 2, 2015 were $367.5 million, a decrease of $70.8 million, or 16%, compared to the same period in the prior year. The decrease in net revenues was primarily due to the divestiture of the G280 and G650 wing work packages in December 2014 and lower net revenue on the B787 program, partially offset by higher production deliveries on the A350 XWB program. Wing Systems segment operating margins were 14% for the three months ended July 2, 2015, compared to 16% for the same period in the prior year. In the second quarter of 2015, the segment recorded unfavorable cumulative catch-up adjustments of $0.8 million. In the second quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $11.7 million driven by productivity and efficiency improvements on mature programs.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the three months ended July 2, 2015, All Other segment net revenues were $3.1 million, an increase of $3.6 million compared to the same period in the prior year primarily due to higher natural gas and sundry sales. The All Other segment recorded 45% operating margins for the three months ended July 2, 2015, compared to segment operating margins of (40%) for the same period in the prior year. The increase in segment operating margins for the three months ended July 2, 2015 was attributed to higher sundry sales.

 Six Months Ended July 2, 2015 as Compared to Six Months Ended July 3, 2014

Net Revenues.  Net revenues for the six months ended July 2, 2015 were $3,440.9 million, a decrease of $90.9 million, or 3%, compared to net revenues of $3,531.8 million for the same period in the prior year. The decrease in net revenues was primarily due to $73.4 million of lower production revenue driven by lower revenue from Gulfstream due to the divestiture of the G280 and G650 wing work packages in December 2014 and lower net revenues recognized on the B787 program in accordance with pricing terms under the B787 Supply Agreement. These decreases were partially offset by increased revenue on the A350 program due to higher production deliveries. Non-recurring revenue, which includes engineering design and development activities, was lower by $5.1 million compared to the same period in the prior year. Approximately 95% of Spirit’s net revenues for the second half of 2015 came from our two largest customers, Boeing and Airbus.

Production deliveries to Boeing increased by 3% to 397 shipsets during the first half of 2015, primarily driven by higher production rates on the B737 and B767 programs, compared to 386 shipsets delivered in the same period of the prior year. Production deliveries to Airbus slightly decreased by 1% to 328 shipsets during the first half of 2015, compared to 330 shipsets delivered in the same period of the prior year. Production deliveries of business/regional jet wing and wing components decreased by 51% to 33 shipsets during the first half of 2015, compared to 68 shipsets delivered in the same period of the prior year, primarily due to the divestiture of the G280 and G650 wing work packages in December 2014. In total, production deliveries decreased overall by 3% to 758 shipsets during the first half of 2015, compared to 784 shipsets for the same period in the prior year.

Cost of Sales.  Cost of sales as a percentage of net revenues was 83% for the six months ended July 2, 2015, as compared to 85% for the same period in the prior year. The decrease in cost of sales as a percentage of net revenues was primarily driven by favorable labor and material cost performance on mature programs, including a favorable impact of fixed overhead absorption as a result of higher production rates. In the first half of 2015, we recorded $24.1 million of favorable cumulative catch-up adjustments related to periods prior to the first half of 2015, primarily driven by productivity and efficiency improvements on mature programs, as well as $5.1 million of net favorable changes in estimates on loss programs. In the same period of 2014, we recorded $30.2 million of favorable cumulative catch-up adjustments related to periods prior to the first half of 2014, partially offset by $1.2 million of forward loss charges.

SG&A and Research and Development.  SG&A expense was $9.5 million lower for the six months ended July 2, 2015, compared to the same period in the prior year, primarily due to lower consulting and legal fees incurred during the first half of 2015. Research and development expense was $0.6 million higher for the six months ended July 2, 2015, compared to the same period in the prior year.

Operating Income.  Operating income for the six months ended July 2, 2015 was $465.6 million, an increase of $55.0 million, compared to operating income of $410.6 million for the same period in the prior year, primarily due to favorable labor and material cost performance, including a favorable impact of fixed overhead absorption as a result of higher production rates, and lower SG&A expenses.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the six months ended July 2, 2015 includes $24.9 million of interest and fees paid or accrued in connection with long-term debt and $5.1 million in amortization of deferred financing costs and original issue discount, compared to $37.5 million of interest and fees paid or accrued in connection with long-term debt and $18.7 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. As a result of Amendment No. 5 to our senior secured credit facility, interest expense for the six months ended July 2, 2015 includes lower interest expense on our term loan compared to the same period in the prior year. During the first half of 2014, we recognized a charge of $22.3 million for the write-down of deferred financing costs, original issue discount, third party fees and the call premium resulting from the financing activities announced during the first half of 2014, which included Amendment No. 3 to our senior secured credit facility and the redemption of our 2017 Notes using proceeds from the issuance of our 2022 Notes.

Other Income, net. Other income, net for the six months ended July 2, 2015 was $1.7 million, compared to $7.2 million for the same period in the prior year. Other income was primarily driven by foreign exchange rate gains and losses as the British Pound value fluctuated against the U.S. Dollar and the recognition of $2.0 million of losses related to the settlement of our interest rate swap agreements. We recognized foreign currency gains on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables, which are denominated in a currency other than the entity’s functional currency.

Provision for Income Taxes. Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition could include finalizing audit examinations for open tax years, statute of limitations expiration or a change in tax law.
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
 Based on evaluation of both the positive and negative evidence available, management determined that it was necessary to continue to maintain a valuation allowance against nearly all of its net U.S. deferred tax assets as of July 2, 2015. The net valuation allowance was decreased by $44.1 million for the six months ended July 2, 2015. The reduction reflects the realization of certain deferred tax assets within the Company’s discrete method taxable income calculation and changes in deferred tax assets associated with certain state income tax credits for the six months ended July 2, 2015.
The income tax provision for the six months ended July 2, 2015 includes $96.0 million for federal taxes, $0.8 million for state taxes and $4.3 million for foreign taxes. The income tax provision for the six months ended July 3, 2014 includes $67.3 million for federal taxes, $1.6 million for state taxes and ($3.9) million for foreign taxes. The effective tax rate for the six months ended July 2, 2015 was 23.1% as compared to 18.0% for 2014. The difference in the effective tax rate recorded for 2015 as compared to 2014 related primarily to the effect of certain non-deductible expenses within the company’s income tax provision in 2015 and the release of the Malaysia tax reserve and deferred tax liabilities in the first half of 2014 as a result of formal approval of the tax holiday by the Malaysian tax authorities. The decrease from the U.S. statutory tax rate is attributable primarily to the inclusion of U.S. net deferred tax asset valuation allowance decrease, U.S. qualified domestic production activities deduction and foreign tax rates less than the U.S. rate.

Our income tax expense for 2015 does not reflect any benefit of the Research Tax Credit attributable to 2015 as the legislation has not been extended beyond December 2014. Should the legislation be extended during the year, the Company may record additional tax benefits for 2015 Research Tax Credit.

Segments.  The following table shows segment revenues and operating income for the six months ended July 2, 2015 and July 3, 2014:

	Six Months Ended
	July 2, 2015	July 3, 2014
	($ in millions)
Segment Revenues
Fuselage Systems	$1,804.4	$1,763.3
Propulsion Systems	886.5	910.7
Wing Systems(1)	744.2	852.5
All Other	5.8	5.3
	$3,440.9	$3,531.8
Segment Operating Income
Fuselage Systems	$332.5	$274.2
Propulsion Systems	183.9	166.4
Wing Systems	95.3	121.0
All Other	1.1	0.3
	612.8	561.9
Corporate SG&A	(105.4)	(114.9)
Research and development	(13.7)	(13.1)
Unallocated cost of sales(2)	(28.1)	(23.3)
Total operating income	$465.6	$410.6

(1)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.

(2)	Includes $22.4 million and $22.6 million of warranty reserve for the six months ended July 2, 2015 and July 3, 2014, respectively.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 26%, 22% and less than 1%, respectively, of our net revenues for the six months ended July 2, 2015.

Fuselage Systems.  Fuselage Systems segment net revenues for the six months ended July 2, 2015 were $1,804.4 million, an increase of $41.1 million, or 2%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries on the B737 and the A350 XWB programs as well as higher net revenues for non-recurring design and development activities. These increases were partially offset by lower net revenues recognized on the B787 program. Fuselage Systems segment operating margins were 18% for the six months ended July 2, 2015, compared to 16% for the same period in the prior year, with the increase primarily driven by favorable labor and material cost performance on mature programs, including a favorable impact of fixed overhead absorption as a result of higher production rates. In the first half of 2015, the segment recorded favorable cumulative catch-up adjustments of $10.3 million driven by productivity and efficiency improvements on mature programs, as well as $6.4 million of favorable changes in estimates on loss programs. In comparison, during the first half of 2014, the segment recorded favorable cumulative catch-up adjustments of $8.6 million driven by productivity and efficiency improvements on mature programs, partially offset by a forward loss charge of $0.9 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the six months ended July 2, 2015 were $886.5 million, a decrease of $24.2 million, or 3%, compared to the same period in the prior year. The decrease in net revenues was primarily due to lower non-recurring net revenues, partially offset by higher production deliveries on the B737 and BR725 programs. Propulsion Systems segment operating margins were 21% for the six months ended July 2, 2015, compared to 18% for the same period in the prior year, primarily driven by favorable labor and material cost performance on mature programs, including a favorable impact of fixed overhead absorption as a result of higher production rates. In the first half of 2015, the segment recorded favorable cumulative catch-up adjustments of $14.4 million driven by productivity and efficiency improvements on mature programs, partially offset by a forward loss charge of $1.3 million. In comparison, during the first half of 2014, the segment recorded favorable cumulative catch-up adjustments of $8.3 million driven by productivity and efficiency improvements on mature programs.

Wing Systems.  Wing Systems segment net revenues for the six months ended July 2, 2015 were $744.2 million, a decrease of $108.3 million, or 13%, compared to the same period in the prior year. The decrease in net revenues was primarily due to the divestiture of the G280 and G650 wing work packages in December 2014 and lower net revenue on the B787 program, partially offset by higher production deliveries on the A350 XWB program. Wing Systems segment operating margins were 13% for the six months ended July 2, 2015, compared to 14% for the same period in the prior year. In the first half of 2015, the segment recorded unfavorable cumulative catch-up adjustments of $0.6 million. In the first half of 2014, the segment recorded favorable cumulative catch-up adjustments of $13.3 million driven by productivity and efficiency improvements on mature programs, partially offset by forward loss charges of $0.3 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the six months ended July 2, 2015, All Other segment net revenues were $5.8 million, an increase of $0.5 million compared to the same period in the prior year, primarily due to higher sundry sales. The All Other segment recorded 19% operating margins for the six months ended July 2, 2015, compared to segment operating margins of 6% for the same period in the prior year.

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

As of July 2, 2015, we had $958.7 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our revolving credit facility. There were no borrowings or outstanding balances under our revolving credit facility as of July 2, 2015. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flows for the six months ended July 2, 2015 and July 3, 2014:

	For the six months ended
	July 2, 2015	July 3, 2014
	($ in millions)
Net income	$336.8	$297.0
Adjustments to reconcile net income	89.8	91.9
Changes in working capital	302.4	(179.4)
Net cash provided by operating activities	729.0	209.5
Net cash used in investing activities	(115.4)	(89.2)
Net cash used in financing activities	(32.1)	(159.6)
Effect of exchange rate change on cash and cash equivalents	(0.7)	0.2
Net increase (decrease) in cash and cash equivalents for the period	580.8	(39.1)
Cash and cash equivalents, beginning of period	377.9	420.7
Cash and cash equivalents, end of period	$958.7	$381.6

Six Months Ended July 2, 2015 as Compared to Six Months Ended July 3, 2014

Operating Activities. For the six months ended July 2, 2015, we had a net cash inflow of $729.0 million from operating activities, an increase of $519.5 million, compared to a net cash inflow of $209.5 million for the same period in the prior year. The increase in net cash provided by operating activities was primarily due to $183.3 million higher cash receipts from customers for production deliveries, including settlement of retainage receivable, $113.3 million higher cash receipts from customers for non-recurring activities, including deferred revenue payments, compared to the same period in the prior year. Cash paid for operating expenses was $180.1 million lower, partially attributed to the divestiture of the G280 and G650 wing work packages in December 2014, compared to the same period in the prior year. Net tax refunds received during the first half of 2015 were $27.3 million higher compared to the same period in the prior year.

Investing Activities. For the six months ended July 2, 2015, we had a net cash outflow of $115.4 million for investing activities, an increase in outflow of $26.2 million compared to a net cash outflow of $89.2 million for the same period in the prior year. During the first six months of 2015, investing activities consisted primarily of capital expenditures for construction in progress to support increasing production rates. In comparison, during the first six months of 2014, capital expenditures consisted primarily of construction in progress and machinery and equipment to support increasing production rates.

Financing Activities. For the six months ended July 2, 2015, we had a net cash outflow of $32.1 million for financing activities, a decrease in outflow of $127.5 million, compared to a net cash outflow of $159.6 million for the same period in the prior year. During the six months ended July 2, 2015, we entered into Amendment No. 5 to our senior secured Credit Agreement which resulted in debt issuance costs of $4.7 million. During the six months ended July 3, 2014, we entered into Amendment No. 3 to our senior secured Credit Agreement and redeemed our 2017 Notes using proceeds from the issuance of our 2022 Notes. Debt issuance costs for the six months ended July 3, 2014 totaled $20.8 million and consisted of third party fees and tender and consent fees. In connection with a secondary offering by Onex and certain other stockholders during the first half of 2014, we repurchased 4 million shares of class A common stock for $129.2 million. In the first quarter of 2015, payments on debt other than the financing activity were $17.4 million compared to $11.9 million in the same period in the prior year.

Future Cash Needs and Capital Spending

Our primary future cash needs will consist of working capital, debt service, research and development and capital expenditures, including potential share repurchases, dividend payments, merger and acquisition or disposition activities. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs, including the B737, B787 and the A350 XWB programs. In response to announced customer production rate increases, we are evaluating various plans to relieve capacity constraints. We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Capital expenditures for the six months ended July 2, 2015 totaled $115.4 million, as compared to $89.6 million for the same period in 2014. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, borrowings available under our revolving credit facility and proceeds from asset sales, if any.

The Board of Directors recently authorized a share repurchase program authorizing the purchase of up to $350.0 million of the Company’s common stock. Repurchases may be made intermittently through December 31, 2017. We intend to fund repurchases under the share repurchase program from cash on hand.

Pension and Other Post Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at July 2, 2015 and we anticipate non-cash pension income for 2015 to remain at or near the same level as 2014. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 13, Pension and Other Post-Retirement Benefits, for more information on the Company's pension plans.

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

Substantially all of Spirit's assets, including inventory and property, plant and equipment, continue to be pledged as collateral for both the Term Loan and the revolving credit facility. As of July 2, 2015, the outstanding balance of the Term Loan was $521.6 million. As a result of extinguishment of the Term Loan B during the first quarter of 2015, the Company recognized a loss on extinguishment of debt of $3.6 million. Of this total charge, $3.1 million is reflected within amortization of deferred financing fees and $0.5 million is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the six months ended July 2, 2015.

Senior Notes.  In November 2010, the Company issued $300.0 million in aggregate principal amount of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.  The carrying value of the 2020 Notes was $300,000,000.0 million as of July 2, 2015.

In March 2014, the Company issued $300.0 million in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.5 million as of July 2, 2015.

Advances and Deferred Revenue on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement, which advance payments are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. On April 8, 2014, the Company signed a memorandum of agreement with Boeing which suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015 and any repayments which otherwise would have become due during such twelve-month period will offset the purchase price for shipset 1,001 and beyond. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of July 2, 2015, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $748.5 million.

Advances on the A350 Fuselage Program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012. The advance payments are offset against the recurring price of A350 XWB shipsets invoiced by Spirit, at a rate of $1.25 million per shipset. We received $250.0 million in advance payments in 2012 and the balance that had not been repaid as of July 2, 2015 was $211.0 million.

Malaysian Facility Agreement.  The Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD is party to a Facility Agreement for a term loan facility with the Malaysian Export-Import Bank for Ringgit Malaysia (“RM”) 69.2 million (approximately USD $20.0 million equivalent) (the “Malaysia Facility”). The Malaysia Facility requires quarterly principal repayments of RM 3.3 million (approximately USD $1.0 million equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum. The Malaysia Facility loan balance as of July 2, 2015 was $4.9 million.

French Factory Capital Lease Agreement. The Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL is party to a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with a subsidiary of BNP Paribas Bank. Lease payments under the capital lease agreement are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of July 2, 2015, the Saint-Nazaire capital lease balance was $7.6 million.

Nashville Design Center Capital Lease Agreement.  During the second quarter of 2015, the Company terminated its capital lease agreement for a portion of an office building in Nashville, Tennessee resulting in the capital lease balance at July 2, 2015 of zero.

Credit Ratings

The Company's credit rating at the end of the second quarter of 2015 was a BB, positive outlook by Standard & Poor's Rating Services and a Ba1, stable outlook by Moody's Investors Services.

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

•
the effect on aircraft demand and build rates of changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market and expanding conflicts or political unrest in the Middle East or Asia;

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

•	any reduction in our credit ratings;

•	our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components;

•	our ability to recruit and retain highly-skilled employees and our relationships with the unions representing many of our employees;

•	spending by the U.S. and other governments on defense;

•	the possibility that our cash flows and borrowing facilities may not be adequate for our additional capital needs or for payment of interest on and principal of our indebtedness;

•	our exposure under our existing senior secured revolving credit facility to higher interest payments should interest rates increase substantially;

•	the effectiveness of any interest rate hedging programs;

•	the effectiveness of our internal control over financial reporting;

•	the outcome or impact of ongoing or future litigation, claims and regulatory actions; and

•	our exposure to potential product liability and warranty claims.

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K, our Q1 2015 Form 10-Q and this Quarterly Report on Form 10-Q for a more complete discussion of these and other factors that may affect our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of July 2, 2015 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Security and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because we depend on Boeing and, to a lesser extent, Airbus, as our largest customers, our sales, cash flows from operations and results of operations will be negatively affected if either Boeing or Airbus reduces the number of products it purchases from us or if either experiences business difficulties or breaches its obligations to us.

Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the twelve months ended December 31, 2014, approximately 83% and 10% of our net revenues were generated from sales to Boeing and Airbus, respectively. Although our strategy, in part, is to diversify our customer base by entering into supply arrangements with additional customers, we cannot give any assurance that we will be successful in doing so. Even if we are successful in obtaining and retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future. Although we are a party to various supply contracts with Boeing and Airbus which obligate Boeing and Airbus to purchase all of their requirements for certain products from us, those agreements generally do not require specific minimum purchase volumes. In addition, if we breach certain obligations under these supply agreements and Boeing or Airbus exercises its right to terminate such agreements, our business will be materially adversely affected. Further, if we are unable to perform our obligations under these supply agreements to the customer's satisfaction, Boeing or Airbus could seek damages from us, which could materially adversely affect our business. Boeing and Airbus also have the contractual right to cancel their supply agreements with us for convenience, which could include the termination of one or more aircraft models or programs for which we supply products. Although Boeing and Airbus would be required to reimburse us for certain expenses, there can be no assurance these payments would adequately cover our expenses or lost profits resulting from the termination. In addition, we have agreed to a limitation on recoverable damages if Boeing wrongfully terminates our main supply agreement with respect to any model or program. If this occurs, we may not be able to recover the full amount of our actual damages. Furthermore, if Boeing or Airbus (1) experiences a decrease in requirements for the products which we supply to it; (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply-chain problem or a decrease in orders from its customers; (3) files for bankruptcy protection; or (4) fails to perform its contractual obligations under its agreements with us; our business, financial condition and results of operations could be materially adversely affected.

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit

10.1*	Amendment No. 12 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc. dated as of April 9, 2015.

10.2*	Amendment No. 14 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc. dated as of April 21, 2015.

10.3*	Employment Agreement between Spirit AeroSystems, Inc. and Michelle Lohmeier, effective as of June 10, 2015.

10.4*	Employment Agreement between Spirit AeroSystems, Inc. and Ron Rabe, effective as of June 9, 2015.

10.5*	Resignation and Consulting Agreement between Spirit AeroSystems, Inc. and David Coleal, effective as of May 21, 2015.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS@*	XBRL Instance Document.

101.SCH@*	XBRL Taxonomy Extension Schema Document.

101.CAL@*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF@*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB@*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE@*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Sanjay Kapoor	Senior Vice President and Chief Financial	July 31, 2015
Sanjay Kapoor	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Mark J. Suchinski	Vice President and Corporate Controller (Principal Accounting Officer)	July 31, 2015
Mark J. Suchinski