Form 10-Q
period 2015-10-01
Spirit AeroSystems Holdings, Inc.
filed 2015-10-30
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2015

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

As of October 23, 2015, the registrant had outstanding 140,382,990 shares of class A common stock, $0.01 par value per share, and 121 shares of class B common stock, $0.01 par value per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2015	October 2, 2014	October 1, 2015	October 2, 2014
	($ in millions, except per share data)
Net revenues	$1,593.6	$1,693.0	$5,034.5	$5,224.8
Operating costs and expenses
Cost of sales	1,341.0	1,418.0	4,197.2	4,411.2
Selling, general and administrative	54.5	50.0	159.9	164.9
Research and development	6.5	8.7	20.2	21.8
Total operating costs and expenses	1,402.0	1,476.7	4,377.3	4,597.9
Operating income	191.6	216.3	657.2	626.9
Interest expense and financing fee amortization	(11.7)	(16.0)	(41.7)	(72.2)
Other expense, net	(2.5)	(8.4)	(0.8)	(1.2)
Income before income taxes and equity in net income of affiliate	177.4	191.9	614.7	553.5
Income tax benefit (provision)	135.9	(23.9)	34.8	(88.9)
Income before equity in net income of affiliate	313.3	168.0	649.5	464.6
Equity in net income of affiliate	0.3	—	0.9	0.4
Net income	$313.6	$168.0	$650.4	$465.0
Earnings per share
Basic	$2.25	$1.21	$4.67	$3.30
Diluted	$2.24	$1.20	$4.64	$3.27

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2015	October 2, 2014	October 1, 2015	October 2, 2014
	($ in millions)
Net income	$313.6	$168.0	$650.4	$465.0
Changes in other comprehensive income, net of tax:
Settlement of swap, net of tax effect of zero for each of the three and nine months ended, respectively	—	—	1.1	—
Unrealized loss on interest rate swaps, net of tax effect of zero for each of the three months and nine months ended, respectively	—	(0.5)	—	(0.5)
Pension, SERP and Retiree medical adjustments, net of tax effect of zero for each of the three and nine months ended, respectively	(0.6)	—	(2.5)	—
Unrealized foreign exchange loss on intercompany loan, net of tax effect of $0.4 and $0.9 for the three months ended and $0.4 and $0.5 for the nine months ended, respectively	(1.5)	(3.1)	(1.4)	(1.6)
Foreign currency translation adjustments	(9.3)	(15.9)	(8.2)	(7.2)
Total other comprehensive loss	(11.4)	(19.5)	(11.0)	(9.3)
Total comprehensive income	$302.2	$148.5	$639.4	$455.7

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

	October 1, 2015	December 31, 2014
	($ in millions)
Current assets
Cash and cash equivalents	$1,042.7	$377.9
Accounts receivable, net	575.8	605.6
Inventory, net	1,791.5	1,753.0
Deferred tax asset - current	80.6	53.2
Other current assets	98.7	262.4
Total current assets	3,589.3	3,052.1
Property, plant and equipment, net	1,874.9	1,783.6
Pension assets	223.1	203.4
Other assets	250.4	123.6
Total assets	$5,937.7	$5,162.7
Current liabilities
Accounts payable	$677.0	$611.2
Accrued expenses	276.8	329.1
Profit sharing	62.9	111.8
Current portion of long-term debt	35.7	9.4
Advance payments, short-term	172.2	118.6
Deferred revenue, short-term	196.2	23.4
Deferred grant income liability - current	11.5	10.2
Other current liabilities	71.7	45.1
Total current liabilities	1,504.0	1,258.8
Long-term debt	1,105.0	1,144.1
Advance payments, long-term	551.8	680.4
Pension/OPEB obligation	76.4	73.0
Deferred revenue and other deferred credits	142.8	27.5
Deferred grant income liability - non-current	86.3	96.1
Other liabilities	247.0	260.8
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 140,383,915 and 141,084,378 shares issued, respectively	1.4	1.4
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 121 and 4,745 shares issued, respectively	—	—
Additional paid-in capital	1,044.5	1,035.6
Accumulated other comprehensive loss	(164.8)	(153.8)
Retained earnings	1,517.9	867.5
Treasury stock, at cost (4,924,000 and 4,000,000 shares, respectively)	(175.1)	(129.2)
Total shareholders’ equity	2,223.9	1,621.5
Noncontrolling interest	0.5	0.5
Total equity	2,224.4	1,622.0
Total liabilities and equity	$5,937.7	$5,162.7
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	October 1, 2015	October 2, 2014
	($ in millions)
Operating activities
Net income	$650.4	$465.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	133.4	126.3
Amortization expense	0.6	5.7
Amortization of deferred financing fees	6.0	21.0
Accretion of customer supply agreement	1.6	0.8
Employee stock compensation expense	19.0	12.7
Excess tax benefit of share-based payment arrangements	(10.7)	(2.4)
Loss from interest rate swaps	—	0.1
Loss (gain) from hedge contracts	1.6	(1.4)
Loss from foreign currency transactions	6.3	4.3
Loss on disposition of assets	3.0	0.3
Deferred taxes	(200.7)	2.1
Long-term tax provision	—	(1.2)
Pension and other post retirement benefits, net	(19.7)	(19.2)
Grant income	(7.5)	(6.3)
Equity in net income of affiliate	(0.9)	(0.4)
Changes in assets and liabilities
Accounts receivable	24.4	(264.2)
Inventory, net	(53.9)	(122.5)
Accounts payable and accrued liabilities	11.2	21.6
Profit sharing/deferred compensation	(48.8)	39.7
Advance payments	(75.0)	(46.0)
Income taxes receivable/payable	179.6	37.2
Deferred revenue and other deferred credits	290.3	0.9
Other	59.2	54.2
Net cash provided by operating activities	969.4	328.3
Investing activities
Purchase of property, plant and equipment	(216.5)	(134.0)
Proceeds from sale of assets	1.8	0.4
Net cash used in investing activities	(214.7)	(133.6)
Financing activities
Proceeds from issuance of debt	535.0	—
Proceeds from issuance of bonds	—	300.0
Principal payments of debt	(29.2)	(14.6)
Payments on term loan	(534.9)	—
Payments on bonds	—	(300.0)
Taxes paid related to net share settlement awards	(20.7)	—
Excess tax benefit of share-based payment arrangements	10.7	2.4
Debt issuance and financing costs	(4.7)	(20.8)
Purchase of treasury stock	(45.9)	(129.2)
Net cash used in financing activities	(89.7)	(162.2)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.4)
Net increase in cash and cash equivalents for the period	664.8	32.1
Cash and cash equivalents, beginning of period	377.9	420.7
Cash and cash equivalents, end of period	$1,042.7	$452.8
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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended October 1, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2015 presentation.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

2.  New Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory, Simplifying the Measurement of Inventory (FASB ASU 2015-11). ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out or average cost. FASB ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. FASB ASU 2015-11 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of FASB ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, (FASB ASU 2015-03) which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. FASB ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and requires the Company to apply the new guidance on a retrospective basis upon adoption. In August 2015, the FASB issued ASU 2015-15 which amends ASU 2015-03 to clarify presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The adoption of FASB ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

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

3.  Changes in Estimates

The Company has a Company-wide quarterly Estimate at Completion (EAC) process in which management assesses the progress and performance of the Company's contracts. This process requires management to review each program’s progress towards completion by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated contract revenues and estimated contract costs over the current contract block and any outstanding contract matters. Risks and opportunities include management's judgment about the cost associated with a program’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product) and any other contract requirements. The majority of the Company's fixed priced contracts are life of aircraft program contracts. Due to the span of years it may take to complete a contract block and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs at completion is complicated and subject to many variables and, accordingly, is subject to change. When adjustments in estimated total contract block revenue or estimated total cost are required, any changes from prior estimates for delivered units are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes.  Cumulative catch-up adjustments are driven by several factors including improved production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work and contract modifications. When estimates of total costs to be incurred on a contract block exceed estimates of total revenue to be earned, a provision for the entire loss on the contract block is recorded in the period in which the loss is determined. Changes in estimates are summarized below:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended		For the Nine Months Ended
Changes in Estimates	October 1, 2015	October 2, 2014	October 1, 2015	October 2, 2014
Favorable Cumulative Catch-up Adjustment by Segment
Fuselage	$7.8	$9.7	$15.4	$10.2
Propulsion	8.4	8.2	19.8	11.2
Wing	2.8	14.8	1.2	24.4
Total Favorable Cumulative Catch-up Adjustment	$19.0	$32.7	$36.4	$45.8

Changes in Estimates on Loss Programs and (Forward Loss)
Fuselage
Boeing - All other platforms	$—	$—	$6.4	$—
Other Platforms	—	—	—	(0.9)
Total Fuselage Forward Loss	$—	$—	$6.4	$(0.9)
Propulsion
Boeing - All other platforms	$—	$—	$(1.3)	$—
Total Propulsion Forward Loss	$—	$—	$(1.3)	$—
Wing
Other Platforms	$—	$—	$—	$(0.3)
Total Wing Forward Loss	$—	$—	$—	$(0.3)
Total Change in Estimate on Loss Programs and (Forward Loss), net	$—	$—	$5.1	$(1.2)

Total Change in Estimate	$19.0	$32.7	$41.5	$44.6
EPS Impact (diluted per share based upon statutory rates)	$0.09	$0.15	$0.19	$0.20

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

4.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	October 1, 2015	December 31, 2014
Trade receivables(1)(2)	$541.4	$598.4
Other	34.7	7.7
Less: allowance for doubtful accounts	(0.3)	(0.5)
Accounts receivable, net	$575.8	$605.6

(1)	Includes unbilled receivables of $28.5 and $26.0 as of October 1, 2015 and December 31, 2014, respectively.

(2)	Includes $135.1 held in retainage by a customer at December 31, 2014.

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

5.  Inventory

Inventories are summarized as follows:

	October 1, 2015	December 31, 2014
Raw materials	$257.9	$254.5
Work-in-process	863.5	885.7
Finished goods	68.4	46.7
Product inventory	1,189.8	1,186.9
Capitalized pre-production	187.7	223.4
Deferred production	1,308.7	1,244.3
Forward loss provision	(894.7)	(901.6)
Total inventory, net	$1,791.5	$1,753.0

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

Inventories are summarized by platform and costs below:

	October 1, 2015
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision	Total Inventory, net October 1, 2015
B787	208.0	—	56.5	567.0	(606.0)	225.5
Boeing - All other platforms(1)	481.5	26.6	5.8	(18.8)	(25.5)	469.6
A350 XWB	167.4	54.0	96.4	662.1	(119.8)	860.1
Airbus - All other platforms	96.0	—	—	4.1	—	100.1
Rolls-Royce BR725(2)	23.7	—	29.0	90.7	(143.4)	—
Aftermarket	54.9	—	—	—	—	54.9
Other platforms	75.0	2.7	—	3.6	—	81.3
Total	$1,106.5	$83.3	$187.7	$1,308.7	$(894.7)	$1,791.5

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

(1)
Forward loss charges recorded in prior periods on a program within Boeing - All other platforms exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability and reported in other current liabilities on the Condensed Consolidated Balance Sheet. The total contract liability was zero and $2.1 as of October 1, 2015 and December 31, 2014, respectively.

(2)
Forward loss charges recorded in prior periods on the Rolls-Royce BR725 program exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability and reported in other current liabilities on the Condensed Consolidated Balance Sheet. The total contract liability was $5.5 and $12.2 as of October 1, 2015 and December 31, 2014, respectively.

The following is a roll forward of the capitalized pre-production costs included in the inventory balance at October 1, 2015:

Balance, December 31, 2014	$223.4
Charges to costs and expenses	(59.8)
Capitalized costs	24.1
Balance, October 1, 2015	$187.7

The following is a roll forward of the deferred production costs included in the inventory balance at October 1, 2015:

Balance, December 31, 2014	$1,244.3
Charges to costs and expenses	(752.5)
Capitalized costs	822.4
Exchange rate	(5.5)
Balance, October 1, 2015	$1,308.7

Significant amortization of capitalized pre-production and deferred production inventory will occur over the following contract blocks:

Model	Contract Block Quantity	Orders(1)
B787	500	768
A350 XWB	400	777
Rolls-Royce BR725	350	196

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

(1)
Orders are from the published firm-order backlogs of Airbus and Boeing.  For Rolls-Royce BR725, orders represent purchase orders received from OEMs and are not reflective of OEM sales backlog; orders reported are total block orders, including delivered units.

Current block deliveries are as follows:

Model	Current Block Deliveries
B787	379
A350 XWB	50
Rolls-Royce BR725	173

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

6.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	October 1, 2015	December 31, 2014
Land	$16.7	$17.1
Buildings (including improvements)	581.5	572.9
Machinery and equipment	1,183.7	1,125.5
Tooling	906.7	841.2
Capitalized software	218.9	208.3
Construction-in-progress	216.4	138.3
Total	3,123.9	2,903.3
Less: accumulated depreciation	(1,249.0)	(1,119.7)
Property, plant and equipment, net	$1,874.9	$1,783.6

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $1.4 and $1.0 for the three months ended October 1, 2015 and October 2, 2014, respectively, and $3.8 and $2.8 for the nine months ended October 1, 2015 and October 2, 2014, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $33.6 and $22.9 for the three months ended October 1, 2015 and October 2, 2014, respectively, and $96.6 and $74.0 for the nine months ended October 1, 2015 and October 2, 2014, respectively.

The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $4.2 and $4.9 for the three months ended October 1, 2015 and October 2, 2014, respectively, and $12.7 and $13.4 for the nine months ended October 1, 2015 and October 2, 2014, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluated its long-lived assets at its locations and determined no impairment was necessary as of October 1, 2015.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

7.  Other Assets

Other assets are summarized as follows:

	October 1, 2015	December 31, 2014
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Total intangible assets	8.2	8.2
Less: Accumulated amortization - patents	(1.6)	(1.5)
Accumulated amortization - favorable leasehold interest	(3.7)	(3.5)
Intangible assets, net	2.9	3.2
Deferred financing
Deferred financing costs	105.8	101.2
Less: Accumulated amortization - deferred financing costs(1)	(85.4)	(79.5)
Deferred financing costs, net	20.4	21.7
Other
Goodwill - Europe	2.8	2.9
Equity in net assets of affiliates	2.8	1.9
Customer supply agreement(2)	31.8	34.3
Restricted Cash	19.9	19.9
Deferred Tax Asset - non-current(3)	128.2	—
Other	41.6	39.7
Total	$250.4	$123.6

(1)	Includes charges related to debt extinguishment of $3.1 and $15.1 for the periods ended October 1, 2015 and December 31, 2014, respectively.

(2)	Under an agreement with the Company's customer Airbus, certain payments accounted for as consideration given by the Company to Airbus are being amortized as a reduction to net revenues.

(3)	For further detail see Note 15, Income Taxes.

8.  Advance Payments and Deferred Revenue/Credits

Advance payments. Advance payments are those payments made to Spirit by customers in contemplation of the future performance of services, receipt of goods, incurrence of expenditures or for other assets to be provided by Spirit under a contract and are repayable if such obligation is not satisfied. The amount of advance payments to be recovered against production units expected to be delivered within a year is classified as a short-term liability on the Company's consolidated balance sheet, with the balance of the unliquidated advance payments classified as a long-term liability.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Advance payments and deferred revenue/credits are summarized by platform as follows:

	October 1, 2015	December 31, 2014
B787	$828.2	$581.1
Boeing — All other platforms	14.4	16.4
A350 XWB	200.3	224.3
Airbus — All other platforms	3.2	4.1
Other	16.9	24.0
Total advance payments and deferred revenue/credits	$1,063.0	$849.9

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

Deferred grant income liability, net consists of the following:

Balance, December 31, 2014	$106.3
Grant liability amortized	(1.3)
Grant income recognized	(6.2)
Exchange rate	(1.0)
Total liability related to deferred grant income, October 1, 2015	$97.8

The asset related to the deferred grant income consists of the following:

Balance, December 31, 2014	$113.2
Amortization	(3.7)
Exchange rate	(0.9)
Total asset value related to deferred grant income, October 1, 2015	$108.6

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

	Fair Value Measurements
	October 1, 2015			At October 1, 2015 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$100.1	$100.1	$—	$100.1	$—	$—

	Fair Value Measurements
	December 31, 2014			At December 31, 2014 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$88.3	$88.3	$—	$88.3	$—	$—
Interest Rate Swaps	$(1.1)	$—	$(1.1)	$—	$(1.1)	$—

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

The Company’s long-term debt includes a senior secured term loan, senior unsecured notes and the Malaysian term loan.  The estimated fair value of the Company's debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	October 1, 2015			December 31, 2014
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan A (including current portion)	$514.9	$510.4	(2)	$—	$—
Senior secured term loan B (including current portion)	—	—	(1)	534.4	527.1	(1)
Senior unsecured notes due 2020	300.0	312.8	(1)	300.0	320.3	(1)
Senior unsecured notes due 2022	299.5	304.0	(1)	299.5	304.7	(1)
Malaysian loan	3.7	3.2	(2)	6.7	5.8	(2)
Total	$1,118.1	$1,130.4		$1,140.6	$1,157.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

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

Interest Rate Swaps

During the first quarter of 2015, as a result of Amendment No. 5 to its Credit Agreement, the Company unwound its interest rate swap agreements which had a notional amount of $250.0. The company recognized a loss of $0.4 as a result of settling these interest rate swaps. This loss on derivatives not designated as hedging instruments is included in Other Expense on the Consolidated Statement of Operations for the nine months ended October 1, 2015. In total, the Company paid $2.0 as a result of the settlement of the interest rate swap agreements.

As of October 1, 2015, the Company had no outstanding interest rate swap agreements. At December 31, 2014, the fair value of interest rate swaps designated as hedging instruments was a liability of $1.1.

The impact on earnings from interest rate swaps that were no longer effective was a loss of $1.6 and $0.1 for the nine months ended October 1, 2015 and October 2, 2014, respectively. The amount reclassified from accumulated other comprehensive income into income from interest rate swaps that were effective was a loss of $0.5 and $0.1 for the nine months ended October 1, 2015 and October 2, 2014, respectively. There were no gains or losses recognized in income from interest rate swaps during the third quarter of 2015 or 2014.

12.  Debt

Total debt shown on the balance sheet is comprised of the following:

	October 1, 2015		December 31, 2014
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan A	$26.8	$488.1	$—	$—
Senior secured term loan B	—	—	5.5	528.9
Senior notes due 2020	—	300.0	—	300.0
Senior notes due 2022	—	299.5	—	299.5
Malaysian term loan	2.1	1.6	3.0	3.7
Present value of capital lease obligations	0.7	8.8	0.9	12.0
Other	6.1	7.0	—	—
Total	$35.7	$1,105.0	$9.4	$1,144.1

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

Substantially all of Spirit's assets, including inventory and property, plant and equipment, continue to be pledged as collateral for both the Term Loan and the revolving credit facility. As of October 1, 2015, the outstanding balance of the Term Loan was $514.9. As a result of extinguishment of the Term Loan B during the first quarter of 2015, the Company recognized a loss on extinguishment of debt of $3.6. Of this total charge, $3.1 is reflected within amortization of deferred financing fees and $0.5 is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the nine months ended October 1, 2015.

Senior Notes

In November 2010, the Company issued $300.0 in aggregate principal amount of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2020 Notes was $300.0 as of October 1, 2015.

In March 2014, the Company issued $300.0 in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.5 as of October 1, 2015.

Malaysian Facility Agreement

The Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD is party to a Facility Agreement for a term loan facility with the Malaysian Export-Import Bank for Ringgit Malaysia (“RM”) 69.2 (approximately USD $20.0 equivalent) (the “Malaysia Facility”). The Malaysia Facility requires quarterly principal repayments of RM3.3 (approximately USD $1.0 equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum. As of October 1, 2015, the Malaysia Facility loan balance was $3.7.

French Factory Capital Lease Agreement

The Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL is party to a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank. Lease payments under the capital lease agreement are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of October 1, 2015, the Saint-Nazaire capital lease balance was $7.6.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Nashville Design Center Capital Lease Agreement

During the second quarter of 2015, the Company terminated its capital lease agreement for a portion of an office building in Nashville, Tennessee resulting in the capital lease balance at October 1, 2015 of zero.

13. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Nine Months Ended
Components of Net Periodic Pension Income	October 1, 2015	October 2, 2014	October 1, 2015	October 2, 2014
Service cost	$0.2	$—	$0.7	$—
Interest cost	12.0	12.4	35.8	37.2
Expected return on plan assets	(20.7)	(20.4)	(62.2)	(61.4)
Amortization of net loss	0.8	—	2.7	—
Net periodic pension income	$(7.7)	$(8.0)	$(23.0)	$(24.2)

	Other Benefits
	For the Three Months Ended		For the Nine Months Ended
Components of Other Benefit Expense	October 1, 2015	October 2, 2014	October 1, 2015	October 2, 2014
Service cost	$0.6	$0.6	$1.7	$1.7
Interest cost	0.5	0.6	1.6	2.0
Special termination benefits	—	0.4	—	1.3
Net periodic other benefit expense	$1.1	$1.6	$3.3	$5.0

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

For the three months ended October 1, 2015, the Company recognized a net total of $7.0 of stock compensation expense, which is net of stock forfeitures, and includes expense for the Prior Plans and the LTIA under the Omnibus Plan. For the three months ended October 2, 2014, the Company recognized $4.7 of stock compensation expense, net of forfeitures. The entire stock compensation expense of $7.0 and $4.7, for the three months ended October 1, 2015 and October 2, 2014, respectively, was recorded as selling, general and administrative.

For the nine months ended October 1, 2015, the Company recognized a net total of $19.0 of stock compensation expense, which is net of stock forfeitures, and includes expense for the Prior Plans and the LTIA under the Omnibus Plan. For the nine months ended October 2, 2014, the Company recognized $12.7 of stock compensation expense, net of forfeitures. The entire stock compensation expense of $19.0 and $12.7, for the nine months ended October 1, 2015 and October 2, 2014, respectively, was recorded as selling, general and administrative.

During the third quarter ended October 1, 2015, 37,655 shares of class A common stock with an aggregate grant date fair value of $2.1 were granted under the service-based portion of the Company's LTIA under the Omnibus Plan. In addition, 1,435 shares of class A common stock with an aggregate grant date fair value of $0.1 were granted under the performance-based portion of the Company's LTIA under the Omnibus Plan and such shares are eligible to vest on the three-year anniversary of the grant date depending on total shareholder return compared to the Company's peers. Additionally, 19,751 shares of class A common stock with an aggregate grant date fair value of $0.6 awarded under the Company's LTIP vested during the quarter ended October 1, 2015.

During the nine months ended October 1, 2015, 532,819 shares of class A common stock with an aggregate grant date fair value of $26.5 were granted under the service-based portion of the Company's LTIA under the Omnibus Plan. In addition, 96,423 shares of class A common stock with an aggregate grant date fair value of $6.2 were granted under the performance-based portion of the Company's LTIA under the Omnibus Plan and such shares are eligible to vest on the three-year anniversary of the grant date depending on total shareholder return compared to the Company's peers. Additionally, 878,706 shares of class A common stock with an aggregate grant date fair value of $21.6 awarded under the Company's LTIP vested during the nine months ended October 1, 2015.

In the third quarter ended October 1, 2015, 2,987 shares of class A common stock with an aggregate grant date fair value of $0.2 were granted as nonemployee director awards under the Omnibus Plan and such shares will vest on the one-year anniversary of the grant date.

In the nine months ended October 1, 2015, 20,940 shares of class A common stock with an aggregate grant date fair value of $1.1 were granted as nonemployee director awards under the Omnibus Plan and such shares will vest on the one-year anniversary of the grant date. Additionally, 22,383 shares of class A common stock with an aggregate grant date fair value of $0.7 awarded under the Director Stock Plan vested during the nine months ended October 1, 2015.

15. Income Taxes

The process for calculating the Company's income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax asset at October 1, 2015 and December 31, 2014 was $196.8 and ($5.0), respectively. The difference is primarily due to the net deferred tax asset valuation allowance decrease.

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

Based on an evaluation of both the positive and negative evidence available that could impact the future realization of deferred tax assets, management determined that it was appropriate to release nearly all of the remaining valuation allowance against its net U.S. deferred tax assets that remained from 2013 as of October 1, 2015.

The net valuation deferred tax asset allowance was decreased by $233.5 for the nine months ended October 1, 2015. The reduction reflects the realization of certain deferred tax assets within the Company’s annualized method of accounting for the portion of deferred tax assets realized through the nine months ended October 1, 2015 with the remainder reflected as a discrete adjustment to the company’s income tax expense.

The Company's income tax expense for 2015 does not reflect any benefit of the U.S. Federal Research Tax Credit attributable to 2015 as the legislation has not been extended beyond December, 2014. Should the legislation be extended during the year, the Company may record additional tax benefits for 2015 Research Tax Credit.

The (5.7%) effective tax rate for the nine months ended October 1, 2015 differs from the 16.1% effective tax rate for the same period of 2014 primarily due to the U.S. net deferred tax asset valuation allowance decrease in 2015.

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

The Company had $78.5 and $248.9 of income tax receivable as of October 1, 2015 and December 31, 2014, respectively, which is reflected within other current assets on the Consolidated Balance Sheet.

16.  Equity

Earnings per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.

 Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of the Company’s outstanding common stock are entitled to any dividend declared by the Board of Directors out of funds legally available for this purpose. The Company did not pay any cash dividends in the nine months ended October 1, 2015. The Company's dividend policy is dependent on the requirements of financing agreements to which the Company is party to. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of October 1, 2015, no treasury shares have been reissued or retired.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	October 1, 2015			October 2, 2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$313.3	139.3	$2.25	$167.5	138.6	$1.21
Income allocated to participating securities	0.3	0.1		0.5	0.4
Net income	$313.6			$168.0

Diluted potential common shares		0.8			1.0
Diluted EPS
Net income	$313.6	140.2	$2.24	$168.0	140.0	$1.20

	For the Nine Months Ended
	October 1, 2015			October 2, 2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$649.8	139.1	$4.67	$462.5	140.4	$3.30
Income allocated to participating securities	0.6	0.2		2.5	0.8
Net income	$650.4			$465.0

Diluted potential common shares		0.8			1.0
Diluted EPS
Net income	$650.4	140.1	$4.64	$465.0	142.2	$3.27

The balance of outstanding common shares presented in the Condensed Consolidated Balance Sheets was 141.2 million at both October 1, 2015 and October 2, 2014. Included in the outstanding common shares were 1.8 million and 2.4 million of issued but unvested shares at October 1, 2015 and October 2, 2014, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	October 1, 2015	December 31, 2014
Pension	$(132.5)	$(130.0)
Interest rate swaps	—	(1.1)
SERP/Retiree medical	2.1	2.1
Foreign currency impact on long term intercompany loan	(7.1)	(5.7)
Currency translation adjustment	(27.3)	(19.1)
Total accumulated other comprehensive loss	$(164.8)	$(153.8)

Noncontrolling Interest

The balance of noncontrolling interest presented in the consolidated balance sheet as of October 1, 2015 remained unchanged from December 31, 2014 at $0.5.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Repurchases of Common Stock

In July 2015, our Board of Directors authorized a share repurchase program for the purchase of up to $350.0 of the Company's common stock. Repurchases may be made intermittently through December 31, 2017.

During the nine months ended October 1, 2015, the Company repurchased 0.9 million shares of its class A common stock for $45.9. The Company had remaining authorization from the Board of Directors for a total of $304.1 in future common share repurchases under its share repurchase program as of October 1, 2015.

17.  Related Party Transactions

In August 2014, in a secondary offering of the Company's class A common stock, Onex sold its remaining shares of the Company's common stock and no longer holds any investment in the Company. For the three and nine months ended October 2, 2014, when Onex was a related party, the Company paid zero and $0.3, respectively, to a subsidiary of Onex for services rendered.

In December 2014, Onex acquired approximately 40.0% interest in Advanced Integration Technologies (“AIT”), a provider of automation and tooling, maintenance services and aircraft components to the aerospace industry and a supplier to the Company. For the three and nine months ended October 1, 2015, sales from AIT to the Company and its subsidiaries were $2.1 and $12.5, respectively. The amounts owed to AIT and recorded as accrued liabilities were $2.3 and $3.9 as of October 1, 2015 and December 31, 2014, respectively. Tawfiq Popatia, a former director of Spirit Holdings, is a Managing Director of Onex Corporation.

18.  Commitments, Contingencies and Guarantees

Litigation

From time to time the Company is subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. The Company had outstanding obligations in respect of litigation or other legal proceedings of $74.2 and $96.3 as of October 1, 2015 and December 31, 2014, respectively. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations and cash flows in a particular quarter or fiscal year.

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

On December 5, 2014, The Boeing Company (“Boeing”) filed a complaint in Delaware Superior Court, Complex Commercial Litigation Division, entitled The Boeing Co. v. Spirit AeroSystems, Inc., No. N14C-12-055 (EMD). Boeing seeks indemnification from Spirit for (a) damages assessed against Boeing in International Union, United Automobile, Aerospace and Agricultural Workers of America v. Boeing Co., AAA Case No. 54 300 00795 07 (the “UAW Arbitration”), which was brought on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, and (b) claims that Boeing allegedly settled in Society of Professional Engineering Employees in Aerospace v. Boeing Co., Nos. 05-1251-MLB, 07-1043-MLB (D. Kan.) (the “Harkness Class Action”). Spirit Holdings, Spirit and certain Spirit retirement plan entities were parties to the Harkness Class Action, but all claims against the Spirit entities were subsequently dismissed. Boeing’s Complaint asserts that the damages assessed against Boeing in the UAW Arbitration and the claims settled by Boeing in the Harkness Class Action are liabilities that Spirit assumed under an Asset Purchase Agreement between Boeing and Spirit, dated February 22, 2005 (the “APA”). Boeing asserts claims for breach of contract and declaratory judgment regarding its indemnification rights under the APA. Boeing alleges that, under the UAW Arbitration decision, Boeing has paid more than $13.0 of a liability Boeing estimates to have a net present value of $39.0. In regard to the Harkness Class Action, Boeing has announced that the district court has approved a settlement in an amount of

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

$90.0, subject to an appeals period scheduled to expire on October 28, 2015. In addition to the amounts related to the UAW Arbitration and Harkness Class Action, Boeing seeks indemnification for more than $10.0 in attorneys’ fees it alleges it expended to defend the UAW Arbitration and Harkness Class Action. On December 24, 2014, the parties filed a joint stipulation extending Spirit’s deadline to move, answer or otherwise respond to Boeing’s complaint until February 12, 2015. Spirit timely answered the complaint. Spirit intends to defend vigorously against the allegations in this lawsuit. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

Guarantees

Outstanding guarantees were $20.5 and $21.6 at October 1, 2015 and December 31, 2014, respectively.

Restricted Cash

The Company was required to maintain $19.9 of restricted cash as of both October 1, 2015 and December 31, 2014 related to certain collateral requirements for obligations under its workers’ compensation programs. These collateral requirements were previously supported by letters of credit that were replaced in October 2014. Restricted cash is included in “Other assets” in the Company's Condensed Consolidated Balance Sheets.

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

Service and Product Warranties and Extraordinary Rework

Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are made at the time products are sold. These costs are accrued at the time of the sale and are recorded to unallocated cost of goods sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims, including the experience of industry peers. In the case of new development products or new customers, Spirit considers other factors including the experience of other entities in the same business and management judgment, among others. Service warranty and extraordinary work is reported in current liabilities and other liabilities in the Condensed Consolidated Balance Sheet.

The following is a roll forward of the service warranty and extraordinary rework balance at October 1, 2015:

Balance, December 31, 2014	$119.9
Charges to costs and expenses	35.4
Payouts	(4.9)
Exchange rate	2.7
Balance, October 1, 2015	$153.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

19.  Other Expense, Net

Other expense, net is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2015	October 2, 2014	October 1, 2015	October 2, 2014
KDFA bond	$0.8	$0.7	$2.9	$2.5
Rental and miscellaneous (expense) income(1)	(0.2)	0.3	(2.1)	0.4
Interest income	0.7	0.2	1.4	0.4
Foreign currency loss	(3.8)	(9.6)	(3.0)	(4.5)
Total	$(2.5)	$(8.4)	$(0.8)	$(1.2)

(1)	Includes $2.0 of losses for the nine months ended October 1, 2015 related to the settlement of interest rate swap agreements as further detailed in Note 11, Derivative and Hedging Activities.

Foreign currency loss is due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency.

20.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers.  Approximately 95% of the Company’s net revenues for the nine months ended October 1, 2015 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.

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

The following table shows segment revenues and operating income for the three and nine months ended October 1, 2015 and October 2, 2014:

	Three Months Ended		Nine Months Ended
	October 1, 2015	October 2, 2014	October 1, 2015	October 2, 2014
Segment Revenues
Fuselage Systems	$819.8	$804.0	$2,624.2	$2,567.3
Propulsion Systems	429.5	441.8	1,316.0	1,352.5
Wing Systems(1)	341.2	446.2	1,085.4	1,298.7
All Other	3.1	1.0	8.9	6.3
	$1,593.6	$1,693.0	$5,034.5	$5,224.8
Segment Operating Income (Loss)
Fuselage Systems	$130.7	$142.4	$463.2	$416.6
Propulsion Systems	95.1	81.8	279.0	248.2
Wing Systems	45.6	63.1	140.9	184.1
All Other	0.2	(0.3)	1.3	—
	271.6	287.0	884.4	848.9
Corporate SG&A	(54.5)	(50.0)	(159.9)	(164.9)
Research and development	(6.5)	(8.7)	(20.2)	(21.8)
Unallocated cost of sales (2)	(19.0)	(12.0)	(47.1)	(35.3)
Total operating income	$191.6	$216.3	$657.2	$626.9

(1)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.

(2)
Includes $11.8 of warranty reserve for each of the three month periods ended October 1, 2015 and October 2, 2014, and $34.2 and $34.4 for the nine months ended October 1, 2015 and October 2, 2014, respectively.

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

(vi)	Holdings and its subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Operations
For the Three Months Ended October 1, 2015

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,457.7	$63.0	$175.1	$(102.2)	$1,593.6
Operating costs and expenses
Cost of sales	—	1,227.7	60.3	155.2	(102.2)	1,341.0
Selling, general and administrative	1.3	47.8	0.7	4.7	—	54.5
Research and development	—	6.0	—	0.5	—	6.5
Total operating costs and expenses	1.3	1,281.5	61.0	160.4	(102.2)	1,402.0
Operating (loss) income	(1.3)	176.2	2.0	14.7	—	191.6
Interest expense and financing fee amortization	—	(11.6)	—	(1.8)	1.7	(11.7)
Other income (expense), net	—	2.8	—	(3.6)	(1.7)	(2.5)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(1.3)	167.4	2.0	9.3	—	177.4
Income tax (provision) benefit	(1.5)	139.9	(0.8)	(1.7)	—	135.9
(Loss) income before equity in net income of affiliate and subsidiaries	(2.8)	307.3	1.2	7.6	—	313.3
Equity in net income of affiliate	0.3	—	—	0.3	(0.3)	0.3
Equity in net income of subsidiaries	316.1	8.7	—	—	(324.8)	—
Net income	313.6	316.0	1.2	7.9	(325.1)	313.6
Other comprehensive loss	(11.4)	(11.4)	—	(10.7)	22.1	(11.4)
Comprehensive income (loss)	$302.2	$304.6	$1.2	$(2.8)	$(303.0)	$302.2

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Three Months Ended October 2, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,539.2	$76.6	$213.2	$(136.0)	$1,693.0
Operating costs and expenses
Cost of sales	—	1,296.7	74.3	183.0	(136.0)	1,418.0
Selling, general and administrative	1.3	44.1	0.5	4.1	—	50.0
Research and development	—	8.0	—	0.7	—	8.7
Total operating costs and expenses	1.3	1,348.8	74.8	187.8	(136.0)	1,476.7
Operating income	(1.3)	190.4	1.8	25.4	—	216.3
Interest expense and financing fee amortization	—	(15.8)	—	(2.3)	2.1	(16.0)
Other income, net	—	3.3	—	(9.6)	(2.1)	(8.4)
Income before income taxes and equity in net income of affiliate and subsidiaries	(1.3)	177.9	1.8	13.5	—	191.9
Income tax provision	(0.3)	(19.8)	(0.7)	(3.1)	—	(23.9)
Income before equity in net income of affiliate and subsidiaries	(1.6)	158.1	1.1	10.4	—	168.0
Equity in net income of affiliate	—	—	—	—	—	—
Equity in net income of subsidiaries	169.6	11.6	—	—	(181.2)	—
Net income	168.0	169.7	1.1	10.4	(181.2)	168.0
Other comprehensive income	(19.5)	(19.5)	—	(19.0)	38.5	(19.5)
Comprehensive income (loss)	$148.5	$150.2	$1.1	$(8.6)	$(142.7)	$148.5

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Nine Months Ended October 1, 2015

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$4,641.2	$188.4	$548.4	$(343.5)	$5,034.5
Operating costs and expenses
Cost of sales	—	3,881.8	180.8	478.1	(343.5)	4,197.2
Selling, general and administrative	5.8	141.2	2.0	10.9	—	159.9
Research and development	—	19.0	—	1.2	—	20.2
Total operating costs and expenses	5.8	4,042.0	182.8	490.2	(343.5)	4,377.3
Operating (loss) income	(5.8)	599.2	5.6	58.2	—	657.2
Interest expense and financing fee amortization	—	(41.3)	—	(5.8)	5.4	(41.7)
Other income (expense), net	—	7.4	—	(2.8)	(5.4)	(0.8)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(5.8)	565.3	5.6	49.6	—	614.7
Income tax (provision) benefit	(0.4)	43.3	(2.1)	(6.0)	—	34.8
(Loss) income before equity in net income of affiliate and subsidiaries	(6.2)	608.6	3.5	43.6	—	649.5
Equity in net income of affiliate	0.9	—	—	0.9	(0.9)	0.9
Equity in net income of subsidiaries	655.7	47.1	—	—	(702.8)	—
Net income	650.4	655.7	3.5	44.5	(703.7)	650.4
Other comprehensive loss	(11.0)	(11.0)	—	(9.5)	20.5	(11.0)
Comprehensive income	$639.4	$644.7	$3.5	$35.0	$(683.2)	$639.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Nine Months Ended October 2, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$4,813.3	$263.6	$628.7	$(480.8)	$5,224.8
Operating costs and expenses
Cost of sales	—	4,095.5	256.4	540.1	(480.8)	4,411.2
Selling, general and administrative	2.4	147.6	1.9	13.0	—	164.9
Research and development	—	20.5	—	1.3	—	21.8
Total operating costs and expenses	2.4	4,263.6	258.3	554.4	(480.8)	4,597.9
Operating (loss) income	(2.4)	549.7	5.3	74.3	—	626.9
Interest expense and financing fee amortization	—	(71.6)	—	(7.8)	7.2	(72.2)
Other income, net	—	10.2	—	(4.2)	(7.2)	(1.2)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(2.4)	488.3	5.3	62.3	—	553.5
Income tax (provision) benefit	(0.1)	(87.6)	(2.0)	0.8	—	(88.9)
(Loss) income before equity in net income of affiliate and subsidiaries	(2.5)	400.7	3.3	63.1	—	464.6
Equity in net income of affiliate	0.4	—	—	0.4	(0.4)	0.4
Equity in net income of subsidiaries	467.1	66.4	—	—	(533.5)	—
Net income	465.0	467.1	3.3	63.5	(533.9)	465.0
Other comprehensive loss	(9.3)	(9.3)	—	(8.8)	18.1	(9.3)
Comprehensive income	$455.7	$457.8	$3.3	$54.7	$(515.8)	$455.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
October 1, 2015

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$1,009.9	$—	$32.8	$—	$1,042.7
Accounts receivable, net	—	761.7	27.4	179.8	(393.1)	575.8
Inventory, net	—	1,212.1	196.0	383.4	—	1,791.5
Deferred tax asset - current	—	80.6	—	—	—	80.6
Other current assets	—	92.4	1.7	4.6	—	98.7
Total current assets	—	3,156.7	225.1	600.6	(393.1)	3,589.3
Property, plant and equipment, net	—	1,337.8	351.0	186.1	—	1,874.9
Pension assets, net	—	207.5	—	15.6	—	223.1
Investment in subsidiary	870.7	281.4	—	—	(1,152.1)	—
Equity in net assets of subsidiaries	1,353.6	248.9	—	—	(1,602.5)	—
Other assets	—	459.8	83.3	22.3	(315.0)	250.4
Total assets	$2,224.3	$5,692.1	$659.4	$824.6	$(3,462.7)	$5,937.7
Current liabilities
Accounts payable	$—	$608.5	$279.4	$182.2	$(393.1)	$677.0
Accrued expenses	—	247.1	0.2	29.5	—	276.8
Profit sharing	—	60.6	—	2.3	—	62.9
Current portion of long-term debt	—	32.9	—	2.8	—	35.7
Advance payments, short-term	—	172.2	—	—	—	172.2
Deferred revenue, short-term	—	194.9	—	1.3	—	196.2
Deferred grant income liability - current	—	—	10.4	1.1	—	11.5
Other current liabilities	—	67.7	—	4.0	—	71.7
Total current liabilities	—	1,383.9	290.0	223.2	(393.1)	1,504.0
Long-term debt	—	1,094.7	—	245.3	(235.0)	1,105.0
Advance payments, long-term	—	551.8	—	—	—	551.8
Pension/OPEB obligation	—	76.4	—	—	—	76.4
Deferred grant income liability - non-current	—	—	58.6	27.7	—	86.3
Deferred revenue and other deferred credits	—	137.7	—	5.1	—	142.8
Other liabilities	—	303.2	—	23.8	(80.0)	247.0
Total equity	2,224.3	2,144.4	310.8	299.5	(2,754.6)	2,224.4
Total liabilities and shareholders’ equity	$2,224.3	$5,692.1	$659.4	$824.6	$(3,462.7)	$5,937.7

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended October 1, 2015

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$888.9	$32.2	$48.3	$—	$969.4
Investing activities
Purchase of property, plant and equipment	—	(164.9)	(32.4)	(19.2)	—	(216.5)
Proceeds from sale of assets	—	1.8	—	—	—	1.8
Other	—	(0.2)	0.2	—	—	—
Net cash used in investing activities	—	(163.3)	(32.2)	(19.2)	—	(214.7)
Financing activities
Proceeds from issuance of debt	—	535.0	—	—	—	535.0
Principal payments of debt	—	(26.7)	—	(2.5)	—	(29.2)
Payments on term loan	—	(534.9)	—	—	—	(534.9)
Increase (decrease) in intercompany debt	—	17.0	—	(17.0)	—	—
Excess tax benefits from share-based payment arrangements	—	10.6	—	0.1	—	10.7
Taxes paid related to net shares settlement awards	—	(20.7)	—	—	—	(20.7)
Debt issuance and financing costs	—	(4.7)	—	—	—	(4.7)
Proceeds (payments) from subsidiary for purchase of treasury stock	45.9	(45.9)	—	—	—	—
Purchase of treasury stock	(45.9)	—	—	—	—	(45.9)
Net cash used in financing activities	—	(70.3)	—	(19.4)	—	(89.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.2)	—	(0.2)
Net increase in cash and cash equivalents for the period	—	655.3	—	9.5	—	664.8
Cash and cash equivalents, beginning of period	—	354.6	—	23.3	—	377.9
Cash and cash equivalents, end of period	$—	$1,009.9	$—	$32.8	$—	$1,042.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended October 2, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$—	$310.3	$31.0	$(13.0)	$—	$328.3
Investing activities
Purchase of property, plant and equipment	—	(95.7)	(31.0)	(7.3)	—	(134.0)
Proceeds from the sale of assets	—	0.4	—	—	—	0.4
Other	—	2.3	—	(2.3)	—	—
Net cash used in investing activities	—	(93.0)	(31.0)	(9.6)	—	(133.6)
Financing activities
Proceeds from issuance of bonds	—	300.0	—	—	—	300.0
Principal payments of debt	—	(11.5)	—	(3.1)	—	(14.6)
(Decrease) increase in intercompany debt	—	(4.5)	—	4.5	—	—
Payments on bonds	—	(300.0)	—	—	—	(300.0)
Debt issuance and financing costs	—	(20.8)	—	—	—	(20.8)
Excess tax benefits from share-based payment arrangements	—	2.4	—	—	—	2.4
Proceeds (payments) from subsidiary for purchase of treasury stock	129.2	(129.2)	—	—	—	—
Purchase of treasury stock	(129.2)	—	—	—	—	(129.2)
Net cash (used in) provided by financing activities	—	(163.6)	—	1.4	—	(162.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(0.4)	—	(0.4)
Net increase (decrease) in cash and cash equivalents for the period	—	53.7	—	(21.6)	—	32.1
Cash and cash equivalents, beginning of period	—	359.2	—	61.5	—	420.7
Cash and cash equivalents, end of period	$—	$412.9	$—	$39.9	$—	$452.8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” “will,” and other similar words or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission ("SEC") on February 13, 2015 as subsequently amended on Form 10-K/A filed with the SEC on March 6, 2015 (our “2014 Form 10-K”), our Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2015 (our "Q1 2015 Form 10-Q"), filed with the SEC on May 1, 2015, and our Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2015 (our "Q2 2015 Form 10-Q"), filed with the SEC on July 31, 2015. See also “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Overview

We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselage systems, propulsion systems and wing systems for commercial and military aircraft. For the three months ended October 1, 2015, we generated net revenues of $1,593.6 million and net income of $313.6 million and for the nine months ended October 1, 2015, we generated net revenues of $5,034.5 million and net income of $650.4 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program. The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas. The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 27%, 21% and less than 1%, respectively, of our net revenues for the three months ended October 1, 2015, and approximately 52%, 26%, 22% and less than 1%, respectively, of our net revenues for the nine months ended October 1, 2015.

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

We have taken additional actions to position the Company for future success by focusing on productivity and preparation for sustained growth. Our key objectives for 2015 include continued focus on improved performance, increased productivity, reduced cost and alignment of our business to what we do best; leveraging of our investments in support of aircraft rate increases ahead; continuation of our progress on the A350 XWB program; greater emphasis on long term growth; and implementation of a capital deployment strategy. During the first nine months of 2015, we have made significant progress in all of these areas which include an emphasis on reducing cost, increased productivity and operational efficiency across all aspects of the business. We continue to focus on capitalizing to prepare for aircraft rate increases. We also continue to make significant improvement on the A350 program's cost per shipset. With regard to capital deployment, we are following a balanced and disciplined approach including our recently announced share repurchase program of up to $350.0 million. The Company repurchased 0.9 million shares of its class A common stock for $45.9 million during the nine months ended October 1, 2015, leaving a total remaining authorization from the Board of Directors for $304.1 million in future common share repurchases under our share repurchase program as of October 1, 2015.

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

B787 Program

As we move into a higher production rate on this program, our performance at the current contracted price depends on our continued ability to achieve cost reductions in manufacturing and support labor as well as supply chain. Improvement efforts to reduce our cost structure have been ongoing since the beginning of the program and continue as design engineering progresses for each minor model and manufacturing plans are solidified. Near-term cost improvement efforts will focus on efficiency gains within our manufacturing process and execution of sourcing strategies.

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

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended			Nine Months Ended
	October 1, 2015	October 2, 2014	Change from Prior Year	October 1, 2015	October 2, 2014	Change from Prior Year
	($ in millions)			($ in millions)
Net revenues	$1,593.6	$1,693.0	(6)%	$5,034.5	$5,224.8	(4)%
Operating costs and expenses
Cost of sales	1,341.0	1,418.0	(5)%	4,197.2	4,411.2	(5)%
Selling, general and administrative	54.5	50.0	9%	159.9	164.9	(3)%
Research and development	6.5	8.7	(25)%	20.2	21.8	(7)%
Operating income	191.6	216.3		657.2	626.9
Interest expense and financing fee amortization	(11.7)	(16.0)	(27)%	(41.7)	(72.2)	(42)%
Other expense, net	(2.5)	(8.4)	(70)%	(0.8)	(1.2)	(33)%
Income before income taxes and equity in net income of affiliate	177.4	191.9		614.7	553.5
Income tax benefit (provision)	135.9	(23.9)	(669)%	34.8	(88.9)	(139)%
Income before equity in net income of affiliate	313.3	168.0		649.5	464.6
Equity in net income of affiliate	0.3	—	—%	0.9	0.4	125%
Net income	$313.6	$168.0		$650.4	$465.0

Comparative shipset deliveries by model are as follows:

	Three Months Ended		Nine Months Ended
Model	October 1, 2015	October 2, 2014	October 1, 2015	October 2, 2014
B737	127	124	389	379
B747	4	5	12	14
B767	3	4	13	10
B777	27	25	78	77
B787	31	26	97	90
Total Boeing	192	184	589	570
A320 Family	115	132	370	381
A330/340 (1)	17	27	63	87
A350 XWB	8	4	23	11
A380	6	8	18	22
Total Airbus	146	171	474	501
Business/Regional Jets (2)	9	37	42	105
Total	347	392	1,105	1,176

(1)	Airbus publicly announced reduction in A330 production rate.

(2)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.

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

Net revenues by prime customer are as follows:

	Three Months Ended		Nine Months Ended
Prime Customer	October 1, 2015	October 2, 2014	October 1, 2015	October 2, 2014
	($ in millions)		($ in millions)
Boeing	$1,352.9	$1,381.8	$4,274.6	$4,358.2
Airbus	167.3	176.9	518.0	515.7
Other(1)	73.4	134.3	241.9	350.9
Total net revenues	$1,593.6	$1,693.0	$5,034.5	$5,224.8

(1)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.

Changes in Estimates

No changes in estimates on loss programs were recognized during the three months ended October 1, 2015 or during the same period in the prior year. During the three months ended October 1, 2015, we recognized favorable cumulative catch-up adjustments related to periods prior to the third quarter of 2015 of $19.0 million. In comparison, during the same period in the prior year, we recognized favorable cumulative catch-up adjustments related to periods prior to the third quarter of 2014 of $32.7 million.

During the nine months ended October 1, 2015, we recognized net favorable changes in estimates on loss programs of $5.1 million which includes favorable changes in estimates on loss programs of $6.4 million on certain Boeing fuselage programs, partially offset by forward loss charges of $1.3 million on certain Boeing propulsion programs. During the same period in the prior year, we recognized forward loss charges of $1.2 million which included forward loss charges of $0.9 million on certain fuselage programs and $0.3 million on certain wing programs. Additionally, during the nine months ended October 1, 2015, we recognized favorable cumulative catch-up adjustments related to periods prior to 2015 of $36.4 million. In comparison, during the same period in the prior year, we recognized favorable cumulative catch-up adjustments related to periods prior to 2014 of $45.8 million.

Three Months Ended October 1, 2015 as Compared to Three Months Ended October 2, 2014

Net Revenues.  Net revenues for the three months ended October 1, 2015 were $1,593.6 million, a decrease of $99.4 million, or 6%, compared to net revenues of $1,693.0 million for the same period in the prior year. The decrease in net revenues was primarily due to $83.5 million of lower production revenue driven by the absence of revenue from Gulfstream due to the divestiture of the G280 and G650 wing work packages in December 2014, lower net revenues recognized on the B787 program in accordance with pricing terms under the B787 Supply Agreement, resolution of historical non-conformance claims and lower net revenues on the A320 program due to fewer production deliveries and unfavorable foreign currency exchange rate fluctuations. These decreases were partially offset by increased revenue on the A350 XWB and B737 programs due to higher production deliveries. Non-recurring revenue, which includes engineering design and development activities, was lower by $12.5 million compared to the same period in the prior year. Approximately 95% of Spirit’s net revenues for the third quarter of 2015 came from our two largest customers, Boeing and Airbus.

Production deliveries to Boeing increased by 4% to 192 shipsets during the third quarter of 2015, compared to 184 shipsets in the same period of the prior year. Production deliveries to Airbus decreased by 15% to 146 shipsets during the third quarter of 2015, primarily driven by lower production of the A320 and A330, compared to 171 shipsets delivered in the same period in the prior year. Production deliveries of business/regional jet wing and wing components decreased by 76% to 9 shipsets during the third quarter of 2015, compared to 37 shipsets delivered in the same period of the prior year primarily due to the divestiture of the G280 and G650 wing work packages in December 2014. In total, production deliveries decreased overall by 11% to 347 shipsets during the third quarter of 2015, compared to 392 shipsets for the same period in the prior year.

Cost of Sales.  Cost of sales as a percentage of net revenues remained unchanged at 84% for the three months ended October 1, 2015, as compared to the same period in the prior year. In the third quarter of 2015, we recorded $19.0 million of favorable cumulative catch-up adjustments related to periods prior to the third quarter of 2015, primarily driven by productivity and efficiency improvements on mature programs. In the same period of 2014, we recorded $32.7 million of favorable cumulative catch-up adjustments related to periods prior to the third quarter of 2014. During the three months ended October 1, 2015, we experienced favorable labor and material cost performance on mature programs as well as favorable supply chain initiatives, offset by the resolution of historical customer and supplier claims.

SG&A and Research and Development.  SG&A expense was $4.5 million higher for the three months ended October 1, 2015, compared to the same period in the prior year. Research and development expense was $2.2 million lower for the three months ended October 1, 2015, compared to the same period in the prior year.

Operating Income.  Operating income for the three months ended October 1, 2015 was $191.6 million, a decrease of $24.7 million, compared to operating income of $216.3 million for the same period in the prior year.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended October 1, 2015 includes $10.8 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs and original issue discount, compared to $13.7 million of interest and fees paid or accrued in connection with long-term debt and $2.3 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. As a result of Amendment No. 5 to our senior secured credit facility, interest expense for the three months ended October 1, 2015 includes lower interest expense on our term loan compared to the same period in the prior year. Amortization of deferred financing costs was higher for the three months ended October 2, 2014, as compared to the same period in the current year, due to amortization of the costs associated with Amendment No. 3 and Amendment No. 4 of our senior secured Credit Agreement entered into March 18, 2014 and June 3, 2014, respectively.

Other Expense, net. Other expense, net for the three months ended October 1, 2015 was $2.5 million, compared to $8.4 million for the same period in the prior year. Other expense was primarily driven by foreign exchange rate fluctuations as the

British Pound weakened against the U.S. Dollar. We recognized foreign currency losses on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency.

Provision for Income Taxes. Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition could include finalizing audit examinations for open tax years, statute of limitations expiration, changes in tax law, or a valuation allowance release due to a change in judgment.
Based on an evaluation of both the positive and negative evidence available, management determined that it was necessary to establish a valuation allowance against our net U.S. deferred tax assets in 2013. The Company had experienced significant cumulative operating losses which were a result of forward losses recorded on certain development programs. The valuation allowance was established based on our conclusion that it was more likely than not that these deferred tax assets would not be realized. The more likely than not conclusion was based primarily on the fact that our operating losses resulted in a three-year cumulative loss position, and that estimates of future taxable income at that time were difficult to reasonably predict based upon forward losses that had been recorded on development programs and the maturity of those programs. Our conclusion was that the cumulative three-year operating losses were significant negative evidence which was difficult to overcome. Given the objectively verifiable negative evidence of a three-year cumulative loss and the weighting of all available positive evidence, including objectively verifiable favorable performance on certain sustaining programs, we excluded projected taxable income (aside from reversing taxable temporary differences) from our assessment of income that could be used as a source of taxable income to realize our deferred tax assets.

Throughout 2014 and through the first three quarters of 2015, the Company's trends were consistently improving operating profits, no material new forward losses, generation of positive taxable income exclusive of the impact of the Gulfstream divestiture in 2014 and utilization of underlying deferred tax assets. In line with accounting guidance, the utilization of underlying deferred tax assets and positive taxable income led to the reversal of a portion of the valuation allowance that was originally established in 2013.

Even though positive trends were emerging, based on continued evaluation of all available positive and negative evidence, including the continued existence of the three-year cumulative loss position through the second quarter of 2015, we believed it prudent to maintain the valuation allowance as of the second quarter of 2015. Due to the reasonable possibility that the valuation allowance would be reversed in the second half of 2015, we had, however, included an "early warning" disclosure in our second quarter 2015 consolidated financial statements.

Consistent with each quarter since the establishment of the valuation allowance, management performed an evaluation of all available positive and negative evidence to determine whether it was appropriate to maintain the valuation allowance in full, release a portion of the valuation allowance based upon utilization, or fully release the remaining valuation allowance. The key sources of evidence that management considered for the third quarter of 2015 are outlined below:
Positive evidence

•	The Company generated cumulative positive U.S. profits, adjusted for permanent items, of approximately $260.0 million for the twelve quarters ended October 1, 2015.

•
During the quarter ended October 1, 2015, the Company exited its three-year cumulative operating loss position, which eliminated the most significantly weighted objectively verifiable negative evidence included in our deferred tax asset valuation allowance evaluation.

•
The Company has existing long-term life of program contracts with firm backlog of approximately $46.0 billion, a substantial portion of which relates to mature U.S. programs with demonstrated recurring performance.

•
The Company’s projections forecast U.S. pre-tax book income and U.S. taxable profits, adjusted for permanent items for future years. The U.S. taxable profits, adjusted for permanent items are projected to provide sufficient capacity to fully realize all remaining gross U.S. deferred tax assets.

•
The Company has had seven consecutive quarters of sustained, demonstrated performance consistent with forecasted results, realized no material new forward losses on development programs, and established a positive history of meeting or exceeding EPS guidance expectations.

•	The Company remediated all material weaknesses which when combined with the other positive evidence above, allows us to reasonably rely upon future forecasts.

Negative evidence

•
The Company assessed various areas of risk to future operating results, including development program risks, customer/vendor claims, and the uncertainty regarding the timing and final outcome of the resolution of contractual negotiations with key customers.

Based on an evaluation of both the positive and negative evidence available, management determined that it was appropriate to release nearly all of the remaining valuation allowance against its net U.S. deferred tax assets that remained from 2013 as of October 1, 2015. The net valuation allowance was decreased by $189.4 million for the three months ended October 1, 2015. The reduction reflects the realization of certain deferred tax assets within the Company’s annualized method of accounting for the portion of deferred tax assets realized through the quarter ended October 1, 2015, with the remainder reflected as a discrete adjustment to the Company’s income tax expense.

The income tax provision for the three months ended October 1, 2015, which includes $189.4 million of tax benefit from the decrease in valuation allowance, consists of ($82.8) million for federal taxes, ($54.8) million for state taxes and $1.7 million for foreign taxes. The income tax provision for the three months ended October 2, 2014 includes $20.7 million for federal taxes, $0.1 million for state taxes and $3.1 million for foreign taxes. The effective tax rate for the three months ended October 1, 2015 was (76.6%) as compared to 12.5% for the same period in the prior year. The difference in the effective tax rate recorded for the three months ended October 1, 2015 as compared to the same period in the prior year relates primarily to the U.S. net deferred tax asset valuation allowance decrease in 2015. The decrease from the U.S. statutory tax rate is attributable primarily to the inclusion of U.S. net deferred tax asset valuation allowance decrease, U.S. qualified domestic production activities deduction and foreign tax rates less than the U.S. rate.

Our income tax expense for 2015 does not reflect any benefit of the Research Tax Credit attributable to 2015 as the legislation has not been extended beyond December 2014. Should the legislation be extended during the year, the Company may record additional tax benefits for 2015 Research Tax Credit.

Segments.  The following table shows segment revenues and operating income for the three months ended October 1, 2015 and October 2, 2014:

	Three Months Ended
	October 1, 2015	October 2, 2014
	($ in millions)
Segment Revenues
Fuselage Systems	$819.8	$804.0
Propulsion Systems	429.5	441.8
Wing Systems(1)	341.2	446.2
All Other	3.1	1.0
	$1,593.6	$1,693.0
Segment Operating Income
Fuselage Systems	$130.7	$142.4
Propulsion Systems	95.1	81.8
Wing Systems	45.6	63.1
All Other	0.2	(0.3)
	271.6	287.0
Corporate SG&A	(54.5)	(50.0)
Research and development	(6.5)	(8.7)
Unallocated cost of sales(2)	(19.0)	(12.0)
Total operating income	$191.6	$216.3

(1)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.

(2)	Includes $11.8 million warranty reserve for each of the three month periods ended October 1, 2015 and October 2, 2014.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 27%, 21% and less than 1%, respectively, of our net revenues for the three months ended October 1, 2015.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended October 1, 2015 were $819.8 million, an increase of $15.8 million, or 2%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries on the A350 XWB and B737 programs, partially offset by lower net revenues recognized on the B787 program, lower non-recurring revenues recognized on the A350 XWB program and resolution of historical non-conformance claims. Fuselage Systems segment operating margins were 16% for the three months ended October 1, 2015, compared to 18% for the same period in the prior year. In the third quarter of 2015, the segment recorded favorable cumulative catch-up adjustments of $7.8 million driven by productivity and efficiency improvements on mature programs and favorable supply chain initiatives, offset by the resolution of historical customer and supplier claims. In comparison, during the third quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $9.7 million driven by productivity and efficiency improvements on mature programs.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended October 1, 2015 were $429.5 million, a decrease of $12.3 million, or 3%, compared to the same period in the prior year. The decrease in net revenues was primarily due to lower non-recurring net revenues and lower aftermarket sales, partially offset by higher production deliveries on certain Boeing twin aisle programs. Propulsion Systems segment operating margins were 22% for the three months ended October 1, 2015, compared to 19% for the same period in the prior year, primarily driven by favorable labor and material cost performance on mature programs. In the third quarter of 2015, the segment recorded favorable cumulative catch-up adjustments of $8.4 million driven by productivity and efficiency improvements on mature programs. In comparison, during the third quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $8.2 million driven by productivity and efficiency improvements on mature programs.

Wing Systems.  Wing Systems segment net revenues for the three months ended October 1, 2015 were $341.2 million, a decrease of $105.0 million, or 24%, compared to the same period in the prior year. The decrease in net revenues was primarily due to the divestiture of the G280 and G650 wing work packages in December 2014, lower production deliveries and unfavorable foreign currency exchange rate fluctuations on the A320 program and lower net revenue on the B787 program, partially offset by higher production deliveries on the A350 XWB program. Wing Systems segment operating margins were 13% for the three months ended October 1, 2015, compared to 14% for the same period in the prior year. In the third quarter of 2015, the segment recorded favorable cumulative catch-up adjustments of $2.8 million. In the third quarter of 2014, the segment recorded favorable cumulative catch-up adjustments of $14.8 million driven by productivity and efficiency improvements on mature programs.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the three months ended October 1, 2015, All Other segment net revenues were $3.1 million, an increase of $2.1 million compared to the same period in the prior year primarily due to higher net revenue on tooling contracts. The All Other segment recorded 6% operating margins for the three months ended October 1, 2015, compared to segment operating margins of (30%) for the same period in the prior year. The increase in segment operating margins for the three months ended October 1, 2015 was attributed to higher margins on tooling contracts.

 Nine Months Ended October 1, 2015 as Compared to Nine Months Ended October 2, 2014

Net Revenues.  Net revenues for the nine months ended October 1, 2015 were $5,034.5 million, a decrease of $190.3 million, or 4%, compared to net revenues of $5,224.8 million for the same period in the prior year. The decrease in net revenues was primarily due to $156.9 million of lower production revenue driven by lower net revenues from Gulfstream due to the divestiture of the G280 and G650 wing work packages in December 2014, lower net revenues recognized on the B787 program in accordance with pricing terms under the B787 Supply Agreement, resolution of historical non-conformance claims and lower net revenues on the A320 program due to fewer production deliveries and unfavorable foreign currency exchange rate fluctuations. These decreases were partially offset by increased revenue on the A350 XWB and B737 programs due to higher production deliveries. Non-recurring revenue, which includes engineering design and development activities, was lower by $17.6 million compared to the same period in the prior year. Revenue from Global Customer Support and Services was lower by $18.3 million compared to the same period in the prior year. Approximately 95% of Spirit’s net revenues for the first nine months of 2015 came from our two largest customers, Boeing and Airbus.

Production deliveries to Boeing increased by 3% to 589 shipsets during the first nine months of 2015, primarily driven by higher production rates on the B737 and B787 programs, compared to 570 shipsets delivered in the same period of the prior year. Production deliveries to Airbus decreased by 5% to 474 shipsets during the first nine months of 2015, compared to 501 shipsets delivered in the same period of the prior year. Production deliveries of business/regional jet wing and wing components decreased by 60% to 42 shipsets during the first nine months of 2015, compared to 105 shipsets delivered in the same period of the prior year, primarily due to the divestiture of the G280 and G650 wing work packages in December 2014. In total, production deliveries decreased overall by 6% to 1,105 shipsets during the first nine months of 2015, compared to 1,176 shipsets for the same period in the prior year.

Cost of Sales.  Cost of sales as a percentage of net revenues was 83% for the nine months ended October 1, 2015, as compared to 84% for the same period in the prior year. The slight decrease in cost of sales as a percentage of net revenues was primarily driven by favorable labor and material cost performance on mature programs, including a favorable impact of fixed overhead absorption as a result of higher production rates as well as favorable supply chain initiatives. In the first nine months of 2015, we recorded $36.4 million of favorable cumulative catch-up adjustments related to periods prior to the first nine months of 2015, primarily driven by productivity and efficiency improvements on mature programs, as well as $5.1 million of net favorable changes in estimates on loss programs. In the same period of 2014, we recorded $45.8 million of favorable cumulative catch-up adjustments related to periods prior to the first nine months of 2014, partially offset by $1.2 million of forward loss charges.

SG&A and Research and Development.  SG&A expense was $5.0 million lower for the nine months ended October 1, 2015, compared to the same period in the prior year, primarily due to lower consulting and legal fees incurred during the first nine months of 2015. Research and development expense was $1.6 million lower for the nine months ended October 1, 2015, compared to the same period in the prior year.

Operating Income.  Operating income for the nine months ended October 1, 2015 was $657.2 million, an increase of $30.3 million, compared to operating income of $626.9 million for the same period in the prior year.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the nine months ended October 1, 2015 includes $35.7 million of interest and fees paid or accrued in connection with long-term debt and $6.0 million in amortization of deferred financing costs and original issue discount, compared to $51.2 million of interest and fees paid or accrued in connection with long-term debt and $21.0 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. As a result of Amendment No. 5 to our senior secured credit facility, interest expense for the nine months ended October 1, 2015 includes lower interest expense on our term loan compared to the same period in the prior year. During the first nine months of 2014, we recognized a charge of $22.3 million for the write-down of deferred financing costs, original issue discount, third party fees and the call premium resulting from the financing activities announced during the first nine months of 2014, which included Amendment No. 3 to our senior secured credit facility and the redemption of our 2017 Notes using proceeds from the issuance of our 2022 Notes.

Other Expense, net. Other expense, net for the nine months ended October 1, 2015 was $0.8 million, compared to $1.2 million for the same period in the prior year. Other expense was primarily driven by foreign exchange rate gains and losses as the British Pound value fluctuated against the U.S. Dollar and the recognition of $2.0 million of losses related to the settlement of our interest rate swap agreements. We recognized foreign currency gains on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables, which are denominated in a currency other than the entity’s functional currency.

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
Based on an evaluation of both the positive and negative evidence available, management determined that it was necessary to establish a valuation allowance against our net U.S. deferred tax assets in 2013. The Company had experienced significant cumulative operating losses which were a result of forward losses recorded on certain development programs. The valuation allowance was established based on our conclusion that it was more likely than not that these deferred tax assets would not be realized. The more likely than not conclusion was based primarily on the fact that our operating losses resulted in a three-year cumulative loss position, and that estimates of future taxable income at that time were difficult to reasonably predict based upon forward losses that had been recorded on development programs and the maturity of those programs. Our conclusion was that the cumulative three-year operating losses were significant negative evidence which was difficult to overcome. Given the objectively verifiable negative evidence of a three-year cumulative loss and the weighting of all available positive evidence, including objectively verifiable favorable performance on certain sustaining programs, we excluded projected taxable income (aside from reversing taxable temporary differences) from our assessment of income that could be used as a source of taxable income to realize our deferred tax assets.

Throughout 2014 and the first three quarters of 2015, the Company's trends were consistently improving operating profits, no material new forward losses, generation of positive taxable income and utilization of underlying deferred tax assets. In line with accounting guidance, the utilization of underlying deferred tax assets and positive taxable income led to the reversal of a portion of the valuation allowance that was originally established in 2013.
Even though positive trends were emerging, based on continued evaluation of all available positive and negative evidence, including the continued existence of the three-year cumulative loss position through the second quarter of 2015, we believed it prudent to maintain the valuation allowance as of the second quarter of 2015. Due to the reasonable possibility that the valuation allowance would be reversed in the second half of 2015, we had, however, included an "early warning" disclosure in our second quarter 2015 consolidated financial statements.
Consistent with each quarter since the establishment of the valuation allowance, management performed an evaluation of all available positive and negative evidence to determine whether it was appropriate to maintain the valuation allowance in full, release a portion of the valuation allowance based upon utilization, or fully release the remaining valuation allowance. The key sources of evidence that management considered for the third quarter of 2015 are outlined below:
Positive evidence

•	The Company generated cumulative positive U.S. profits, adjusted for permanent items, of $260.0 million for the twelve quarters ended October 1, 2015.

•
During the quarter ended October 1, 2015, the Company exited its three-year cumulative operating loss position, which eliminated the most significantly weighted objectively verifiable negative evidence included in our deferred tax asset valuation allowance evaluation.

•
The Company has existing long-term life of program contracts with firm backlog of approximately $46.0 billion, a substantial portion of which relates to mature programs with demonstrated recurring performance.

•
The Company’s projections forecast U.S. pre-tax book income and U.S. taxable profits, adjusted for permanent items for future years. The U.S. taxable profits, adjusted for permanent items are projected to provide sufficient capacity to fully realize all remaining gross U.S. deferred tax assets.

•
The Company has had seven consecutive quarters of sustained, demonstrated performance consistent with forecasted results, realized no material new forward losses on development programs, and established a positive history of meeting or exceeding EPS guidance expectations.

•	The Company remediated all material weaknesses which, when combined with the other positive evidence above, allows us to reasonably rely upon future forecasts.
Negative evidence

•
The Company assessed various areas of risk to future operating results, including development program risks, customer/vendor claims, and the uncertainty regarding the timing and final outcome of the resolution of contractual negotiations with key customers.

Based on an evaluation of both the positive and negative evidence available, management determined that it was appropriate to release nearly all of the remaining valuation allowance against its net U.S. deferred tax assets that remained from 2013 as of October 1, 2015. The net valuation allowance was decreased by $233.5 million for the nine months ended October 1, 2015. The reduction reflects the realization of certain deferred tax assets within the Company’s annualized method of accounting for the portion of deferred tax assets realized through the nine months ended October 1, 2015, with the remainder reflected as a discrete adjustment to the Company’s income tax expense.
The income tax provision for the nine months ended October 1, 2015, which includes $233.5 million of tax benefit from the decrease in valuation allowance, consists of $13.0 million for federal taxes, ($53.8) million for state taxes and $6.0 million for foreign taxes. The income tax provision for the nine months ended October 2, 2014 includes $88.0 million for federal taxes, $1.7 million for state taxes and ($0.8) million for foreign taxes. The effective tax rate for the nine months ended October 1, 2015 was (5.7%) as compared to 16.1% for the same period in the prior year. The difference in the effective tax rate recorded for the nine months ended October 1, 2015 as compared to the same period in the prior year relates primarily to the U.S. net deferred tax asset valuation allowance decrease in 2015. The decrease from the U.S. statutory tax rate is attributable primarily to the inclusion of U.S. net deferred tax asset valuation allowance decrease, U.S. qualified domestic production activities deduction and foreign tax rates less than the U.S. rate.

Our income tax expense for 2015 does not reflect any benefit of the Research Tax Credit attributable to 2015 as the legislation has not been extended beyond December 2014. Should the legislation be extended during the year, the Company may record additional tax benefits for 2015 Research Tax Credit.
Segments.  The following table shows segment revenues and operating income for the nine months ended October 1, 2015 and October 2, 2014:

	Nine Months Ended
	October 1, 2015	October 2, 2014
	($ in millions)
Segment Revenues
Fuselage Systems	$2,624.2	$2,567.3
Propulsion Systems	1,316.0	1,352.5
Wing Systems(1)	1,085.4	1,298.7
All Other	8.9	6.3
	$5,034.5	$5,224.8
Segment Operating Income
Fuselage Systems	$463.2	$416.6
Propulsion Systems	279.0	248.2
Wing Systems	140.9	184.1
All Other	1.3	—
	884.4	848.9
Corporate SG&A	(159.9)	(164.9)
Research and development	(20.2)	(21.8)
Unallocated cost of sales(2)	(47.1)	(35.3)
Total operating income	$657.2	$626.9

(1)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.

(2)	Includes $34.2 million and $34.4 million of warranty reserve for the nine months ended October 1, 2015 and October 2, 2014, respectively.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 26%, 22% and less than 1%, respectively, of our net revenues for the nine months ended October 1, 2015.

Fuselage Systems.  Fuselage Systems segment net revenues for the nine months ended October 1, 2015 were $2,624.2 million, an increase of $56.9 million, or 2%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries on the A350 XWB and B737 programs and higher non-recurring net revenues on certain Boeing programs, partially offset by lower net revenues recognized on the B787 program, lower non-recurring revenues recognized on the A350 XWB program and resolution of historical non-conformance claims. Fuselage Systems segment operating margins were 18% for the nine months ended October 1, 2015, compared to 16% for the same period in the prior year, with the increase primarily driven by favorable labor and material cost performance on mature programs, including a favorable impact of fixed overhead absorption as a result of higher production rates. In the first nine months of 2015, the segment recorded favorable cumulative catch-up adjustments of $15.4 million driven by productivity and efficiency improvements on mature programs and favorable supply chain initiatives, as well as $6.4 million of favorable changes in estimates on loss programs, offset by the resolution of historical customer and supplier claims. In comparison, during the first nine months of 2014, the segment recorded favorable cumulative catch-up adjustments of $10.2 million driven by productivity and efficiency improvements on mature programs, partially offset by a forward loss charge of $0.9 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the nine months ended October 1, 2015 were $1,316.0 million, a decrease of $36.5 million, or 3%, compared to the same period in the prior year. The decrease in net revenues was primarily due to lower non-recurring net revenues and lower aftermarket sales, partially offset by higher production deliveries on the B737 and BR725 programs. Propulsion Systems segment operating margins were 21% for the nine months ended October 1, 2015, compared to 18% for the same period in the prior year, primarily driven by favorable labor and material cost performance on mature programs, including a favorable impact of fixed overhead absorption as a result of higher production rates. In the first nine months of 2015, the segment recorded favorable cumulative catch-up adjustments of $19.8 million driven by productivity and efficiency improvements on mature programs, partially offset by a forward loss charge of $1.3 million. In comparison, during the first nine months of 2014, the segment recorded favorable cumulative catch-up adjustments of $11.2 million driven by productivity and efficiency improvements on mature programs.

Wing Systems.  Wing Systems segment net revenues for the nine months ended October 1, 2015 were $1,085.4 million, a decrease of $213.3 million, or 16%, compared to the same period in the prior year. The decrease in net revenues was primarily due to the divestiture of the G280 and G650 wing work packages in December 2014, lower production deliveries on the A320 program and lower net revenue on the B787 program, partially offset by higher production deliveries on the A350 XWB program. Wing Systems segment operating margins were 13% for the nine months ended October 1, 2015, compared to 14% for the same period in the prior year. In the first nine months of 2015, the segment recorded unfavorable cumulative catch-up adjustments of $1.2 million. In the first nine months of 2014, the segment recorded favorable cumulative catch-up adjustments of $24.4 million driven by productivity and efficiency improvements on mature programs, partially offset by forward loss charges of $0.3 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the nine months ended October 1, 2015, All Other segment net revenues were $8.9 million, an increase of $2.6 million compared to the same period in the prior year, primarily due to higher revenue on tooling contracts. The All Other segment recorded 15% operating margins for the nine months ended October 1, 2015, compared to no segment operating margin for the same period in the prior year.

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

As of October 1, 2015, we had $1,042.7 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our revolving credit facility. There were no borrowings or outstanding balances under our revolving credit facility as of October 1, 2015. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flows for the nine months ended October 1, 2015 and October 2, 2014:

	For the nine months ended
	October 1, 2015	October 2, 2014
	($ in millions)
Net income	$650.4	$465.0
Adjustments to reconcile net income	(68.0)	142.4
Changes in working capital	387.0	(279.1)
Net cash provided by operating activities	969.4	328.3
Net cash used in investing activities	(214.7)	(133.6)
Net cash used in financing activities	(89.7)	(162.2)
Effect of exchange rate change on cash and cash equivalents	(0.2)	(0.4)
Net increase in cash and cash equivalents for the period	664.8	32.1
Cash and cash equivalents, beginning of period	377.9	420.7
Cash and cash equivalents, end of period	$1,042.7	$452.8

Nine Months Ended October 1, 2015 as Compared to Nine Months Ended October 2, 2014

Operating Activities. For the nine months ended October 1, 2015, we had a net cash inflow of $969.4 million from operating activities, an increase of $641.1 million, compared to a net cash inflow of $328.3 million for the same period in the prior year. The increase in net cash provided by operating activities was primarily due to $190.5 million higher cash receipts from customers for production deliveries, including settlement of retainage receivable, and $127.2 million higher cash receipts from customers for non-recurring activities, including deferred revenue payments, compared to the same period in the prior year. Cash paid for operating expenses was $176.1 million lower during the nine months ended October 1, 2015, compared to the same period in the prior year, primarily due to favorable supply chain initiatives. Operating activities during the nine months ended October 1, 2015 reflect the decrease in both cash receipts and costs associated with the G280 and G650 wing work packages which were divested in December 2014. Net tax refunds received during the first nine months of 2015 were $15.2 million compared to net tax payments of $48.4 million during the same period in the prior year.

Investing Activities. For the nine months ended October 1, 2015, we had a net cash outflow of $214.7 million for investing activities, an increase in outflow of $81.1 million compared to a net cash outflow of $133.6 million for the same period in the prior year. During the first nine months of 2015, investing activities consisted primarily of capital expenditures for construction in progress to support increasing production rates. Similarly, during the first nine months of 2014, capital expenditures consisted primarily of construction in progress to support increasing production rates.

Financing Activities. For the nine months ended October 1, 2015, we had a net cash outflow of $89.7 million for financing activities, a decrease in outflow of $72.5 million, compared to a net cash outflow of $162.2 million for the same period in the prior year. During the nine months ended October 1, 2015, the Company repurchased 0.9 million shares of its class A common stock for $45.9 million. Additionally, during the nine months ended October 1, 2015, we entered into Amendment No. 5 to our senior secured Credit Agreement which resulted in debt issuance costs of $4.7 million. During the nine months ended October 2, 2014, we entered into Amendment No. 3 to our senior secured Credit Agreement and redeemed our 2017 Notes using proceeds from the issuance of our 2022 Notes. Debt issuance costs for the nine months ended October 2, 2014 totaled $20.8 million and consisted of third party fees and tender and consent fees. In connection with a secondary offering by Onex and certain other stockholders during the first nine months of 2014, we repurchased 4 million shares of class A common stock for $129.2 million. In the first nine months of 2015, payments on debt other than the financing activity were $29.2 million compared to $14.6 million in the same period in the prior year.

Future Cash Needs and Capital Spending

Our primary future cash needs will consist of working capital, debt service, research and development and capital expenditures, including potential share repurchases, dividend payments, merger and acquisition or disposition activities. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs, including the B737, B787,

A320 and A350 XWB programs. In response to announced customer production rate increases, we are evaluating various plans to relieve capacity constraints. We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Capital expenditures for the nine months ended October 1, 2015 totaled $216.5 million, as compared to $134.0 million for the same period in 2014. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, borrowings available under our revolving credit facility and proceeds from asset sales, if any.

 In July 2015, our Board of Directors authorized a share repurchase program authorizing the purchase of up to $350.0 million of our common stock. Repurchases may be made intermittently through December 31, 2017. We intend to fund repurchases under the share repurchase program from cash on hand.

During the nine months ended October 1, 2015, the Company repurchased 0.9 million shares of its class A common stock for $45.9 million. The Company had remaining authorization from our Board of Directors for a total of $304.1 million in future common share repurchases under our share repurchase program as of October 1, 2015.

Pension and Other Post Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at October 1, 2015 and we anticipate non-cash pension income for 2015 to remain at or near the same level as 2014. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 13, Pension and Other Post-Retirement Benefits, for more information on the Company's pension plans.

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

Substantially all of Spirit's assets, including inventory and property, plant and equipment, continue to be pledged as collateral for both the Term Loan and the revolving credit facility. As of October 1, 2015, the outstanding balance of the Term Loan was $514.9 million. As a result of extinguishment of the Term Loan B during the first quarter of 2015, the Company recognized a loss on extinguishment of debt of $3.6 million. Of this total charge, $3.1 million is reflected within amortization of deferred financing fees and $0.5 million is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the nine months ended October 1, 2015.

Senior Notes.  In November 2010, the Company issued $300.0 million in aggregate principal amount of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility.  The carrying value of the 2020 Notes was $300.0 million as of October 1, 2015.

In March 2014, the Company issued $300.0 million in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.5 million as of October 1, 2015.

Advances and Deferred Revenue on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement, which advance payments are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. On April 8, 2014, the Company signed a memorandum of agreement with Boeing which suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015 and any repayments which otherwise would have become due during such twelve-month period will offset the purchase price for shipset 1,001 and beyond. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of October 1, 2015, the amount of advance payments and deferred revenue received by us from Boeing under the B787 Supply Agreement and not yet repaid or recognized as revenue was approximately $828.2 million.

Advances on the A350 Fuselage Program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012. The advance payments are offset against the recurring price of A350 XWB shipsets invoiced by Spirit, at a rate of $1.25 million per shipset. We received $250.0 million in advance payments in 2012 and the balance that had not been repaid as of October 1, 2015 was $200.3 million.

Malaysian Facility Agreement.  The Company’s wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD is party to a Facility Agreement for a term loan facility with the Malaysian Export-Import Bank for Ringgit Malaysia (“RM”) 69.2 million (approximately USD $20.0 million equivalent) (the “Malaysia Facility”). The Malaysia Facility requires quarterly principal repayments of RM 3.3 million (approximately USD $1.0 million equivalent) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum. The Malaysia Facility loan balance as of October 1, 2015 was $3.7 million.

French Factory Capital Lease Agreement. The Company’s indirect wholly-owned subsidiary, Spirit AeroSystems France SARL is party to a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with a subsidiary of BNP Paribas Bank. Lease payments under the capital lease agreement are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of October 1, 2015, the Saint-Nazaire capital lease balance was $7.6 million.

Nashville Design Center Capital Lease Agreement.  During the second quarter of 2015, the Company terminated its capital lease agreement for a portion of an office building in Nashville, Tennessee resulting in the capital lease balance at October 1, 2015 of zero.

Credit Ratings

The Company's credit rating at the end of the third quarter of 2015 was a BB, positive outlook by Standard & Poor's Rating Services and a Ba1, stable outlook by Moody's Investors Services.

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

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Form 10-K, our Q1 2015 Form 10-Q, our Q2 2015 Form 10-Q and this Quarterly Report on Form 10-Q for a more complete discussion of these and other factors that may affect our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of October 1, 2015 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Security and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2014 Form 10-K is included in Note 18, Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2014 Form 10-K, which could materially affect our business, financial condition or results of operations. There have been no material changes to the Company’s risk factors previously disclosed in our 2014 Form 10-K, as updated in our Q1 2015 Form 10-Q and our Q2 2015 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended October 1, 2015.

The following table provides information about our repurchases during the three months ended October 1, 2015 of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (b)
	($ in millions other than per share amounts)
July 3, 2015 - August 6, 2015	—	—	—	$350.0
August 7, 2015 - September 3, 2015	—	—	—	$350.0
September 4, 2015 - October 1, 2015	924,000	$49.6273	924,000	$304.1
Total	924,000	$49.6273	924,000	$304.1

(a) Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, September 3, 2015 was the last day of our August 2015 fiscal month.
(b) On July 29, 2015, the Company announced that our Board of Directors authorized a share repurchase program for the purchase of up to $350.0 million of our common stock. Repurchases may be made intermittently through December 31, 2017.

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit

14.1*	Spirit AeroSystems Holdings, Inc. Code of Ethics and Business Conduct, as amended

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS@*	XBRL Instance Document.

101.SCH@*	XBRL Taxonomy Extension Schema Document.

101.CAL@*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF@*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB@*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE@*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Sanjay Kapoor	Senior Vice President and Chief Financial	October 30, 2015
Sanjay Kapoor	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Mark J. Suchinski	Vice President and Corporate Controller (Principal Accounting Officer)	October 30, 2015
Mark J. Suchinski