Form 10-K
period 2015-12-31
Spirit AeroSystems Holdings, Inc.
filed 2016-02-12
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the class A common stock on July 2, 2015, as reported on the New York Stock Exchange was approximately $7,680,000.
As of February 3, 2016, the registrant had outstanding 135,521,540 shares of class A common stock, $0.01 par value per share, and 121 shares of class B common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed not later than 120 day after the end of the fiscal year covered by this Report are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

•
the ability of all parties to satisfy their performance requirements under existing supply contracts with our two major customers, Boeing and Airbus, and other customers, and the risk of nonpayment by such customers;

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

PART I
Item 1.    Business
Our Company
Unless the context otherwise indicates or requires, as used in this Annual Report, references to "we," "us," "our," or the "Company" refer to Spirit AeroSystems Holdings, Inc., its subsidiaries and predecessors. References to "Spirit" refer only to our subsidiary, Spirit AeroSystems, Inc., and references to "Spirit Holdings" or "Holdings" refer only to Spirit AeroSystems Holdings, Inc. References to "Boeing" refer to The Boeing Company and references to "Airbus" refer to Airbus S.A.S., a division of Airbus Group SE. References to "OEM" refer to commercial aerospace original equipment manufacturer.
We are one of the largest independent non-OEM aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the twelve months ended December 31, 2015, we generated net revenues of $6,643.9 million, and had net income of $788.7 million.
We derive our revenues primarily through long-term supply agreements with Boeing and Airbus. For the twelve months ended December 31, 2015, approximately 84% and 11% of our net revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier for nearly all of the products we sell to Boeing and Airbus. We are a critical partner to our customers due to the broad range of products we currently supply to them and our leading design and manufacturing capabilities using both metallic and composite materials. Under our supply agreements with Boeing and Airbus, we supply products for the life of the aircraft program (other than the A350 XWB and A380), excluding Airbus commercial derivative models. For the A350 XWB and A380, we have long-term requirements contracts with Airbus.
We manufacture aerostructures for every Boeing commercial aircraft currently in production, including the majority of the airframe content for the Boeing B737, the most popular major commercial aircraft in history. As a result of our unique capabilities both in process design and composite materials, we were awarded a contract that makes us the largest aerostructures content supplier on the Boeing B787, Boeing's next generation twin aisle aircraft. In addition, we are one of the largest content suppliers of wing systems for the Airbus A320 family. We are a significant supplier for the Airbus A380 and the Airbus A350 XWB (Xtra Wide-Body). Sales related to the commercial aircraft market, some of which may be used in military applications, represented approximately 99% of our net revenues for the twelve-month period ended December 31, 2015.
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
In November 2006, we issued and sold 10,416,667 shares of our class A common stock and certain selling stockholders sold 52,929,167 shares of our class A common stock at a price to the public of $26.00 per share in our initial public offering. In May 2007, certain selling stockholders sold 34,340,484 shares of our class A common stock at a price to the public of $33.50 per share in a secondary offering of our class A common stock. In April 2011, certain selling stockholders sold 10,307,375 shares of our class A common stock at a price to the underwriters of $24.49 per share in a secondary offering of our class A common stock. In March, June and August 2014, certain selling stockholders sold 22,915,300 shares of our class A common stock at prices to the public ranging from $28.62 to $35.90 per share in secondary offerings of our class A common stock. Following the August 2014 offering, Onex no longer held any investment in the Company.
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
In April 2014, we entered into a Memorandum of Agreement with Boeing that established pricing terms for the B737, B747, B767 and B777 programs for the period commencing on April 1, 2014 and ending on December 31, 2015 under the Company's long-term supply contract with Boeing covering products for such programs. The new pricing terms were not applied to the period prior to April 1, 2014. The new prices do not apply to the 737 MAX, for which recurring pricing has not yet been agreed. Since the parties have been unable to agree upon pricing on the B737, B747, B767 and B777 platforms for the periods beyond 2015, an interim payment mechanism has been triggered for deliveries under the Supply Agreement commencing January 1, 2016. This interim payment mechanism is based upon existing prices, adjusted using a quantity-based price adjustment formula and specified annual escalation. The interim payment mechanism is subject to adjustment when follow-on pricing is agreed upon. Prices for commercial derivative models are to be negotiated in good faith by the parties based on then-prevailing market conditions. If the parties cannot agree on price, then they must engage in dispute resolution pursuant to agreed-upon procedures.
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
Pricing.    Pricing for the initial configuration of the B787-8 model is generally established through 2021, with prices decreasing as cumulative volume levels are met over the life of the program. The B787 Supply Agreement provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties. As part of the November MOA, Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices, and other issues across multiple programs during 2015. Since we were unable to reach agreement with Boeing on these issues by the end of 2015, once the parties agree upon appropriate pricing for the B787-9, Boeing will be entitled to a retroactive adjustment on certain B787 payments which were based on the interim pricing. The amount we received that is subject to a retroactive adjustment was recorded as deferred revenue, and was never recognized by us as revenue. The parties have engaged in discussions concerning how to determine the subsequent B787-9 and initial B787-10 prices, and have not yet reached agreement. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes, including design changes from the contract configuration baseline for each B787 model. In addition, the B787 Supply Agreement provides for both parties to participate in an annual price adjustment process for each B787 model, which involves an evaluation of the cost impact to Spirit as a result of Boeing-directed changes and could result in price adjustments in either direction.
Advance Payments.    Boeing has made advance payments to Spirit under the B787 Supply Agreement, which advance payments are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing, except that advance repayments were suspended from April 1, 2014 through March 31, 2015, and any repayments that otherwise would have become due during such 12-month period will be made by offset against the purchase price for shipset 1,001 through 1,120.
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
Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2015, the amount of advance payments received by us from Boeing not yet repaid was $515.7 million.
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
Our Products
We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections; (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components; and (3) Wing Systems, which includes wing components, flight control surfaces and other miscellaneous structural parts. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant for the A350 XWB in Saint-Nazaire, France. The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas, and the Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia and Kinston, North Carolina. Fuselage Systems, Propulsion Systems and Wing Systems represented approximately 52%, 26%, and 22%, of our net revenues for the twelve months ended December 31, 2015, respectively. All other activities fall within the All Other segment, representing less than 1% of our net revenues for the twelve months ended December 31, 2015, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas.

As the programs we are involved in move through their life cycles, we classify them based on where they fall in the life cycle. The following table summarizes the program phases and programs in each category:

Program Phases	Life Cycle	Aircraft Platform
New	Generally early in development phase	Sikorsky CH53-K, Mitsubishi Regional
	Significant design evolution	Jet, Bombardier CSeries, B737 Max,
	Typically has not achieved certifications	B777X, Bell V280

Maturing	Generally in early production phase	B787, Rolls-Royce BR725, KC-46,
	Typically certification is achieved in this phase	A350 XWB
Less design evolution than in new program phase
Typically few contract blocks completed

Mature	Generally at full-rate production	B737NG, B747, B767, B777, A320
	Certification has been achieved	Family, A330, A380, Boeing P-8
Stable design
Typically several contract blocks completed
Commercial Aircraft Structures
We design, engineer and manufacture large commercial aircraft structures such as fuselages, nacelles (including thrust reversers), struts/pylons, wing structures and flight control surfaces. We are the largest independent supplier of aerostructures to Boeing and one of the largest independent suppliers of aerostructures to Airbus. Sales related to the commercial aircraft structures market, some of which may be used in military applications, represented approximately 99% of our net revenues for the year ended December 31, 2015.
Our structural components, in particular the forward fuselage and nacelles, are among the most complex and highly engineered structural components and represent a significant percentage of the costs of each aircraft. We are currently the sole-source supplier for nearly all of the products we sell to Boeing and Airbus. We typically sell a package of aerostructure components, referred to as a shipset, to our customers.
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
Global Customer Support & Services
We continue to broaden our base for aftermarket support of the products we design and build. We have global reach with sales offices in Singapore, Ireland, China, the U.K. and the U.S. Our Spirit catalog has thousands of both new and serviceable parts that we offer directly to the marketplace by virtue of having obtained parts manufacturing approvals from the FAA. Our repair stations in Wichita, Kansas and Prestwick, Scotland have FAA and European Aviation Safety Agency (EASA) certifications. In addition, we have a joint venture MRO repair station in Jinjiang, China, Taikoo Spirit AeroSystems Composite Company, Ltd., which holds Civil Aviation Administration of China certification and FAA and EASA approval.
The following table summarizes our aftermarket products and services:

Product	Description	Aircraft Platform
Spares	Provides replacement parts and components support for:	B737 Classic, B737NG, B747, B757, B767, B777, Rolls-Royce BR725, A320, A330, A340, A380
Maintenance, Repair and Overhaul	Certified repair stations that provide complete on-site repair and overhaul; maintains global partnerships to support MRO services	B737, B747, B767, B777, B787 and Rolls-Royce BR725
Rotable Assets	Maintain a pool of rotable assets for sale, exchange and/or lease	B737, B747, B767, B777
Engineering Services	Engineering, tooling and measurement services. On-call field service representatives.	Multiple platforms
Our Competitive Strengths
We believe our key competitive strengths include:
Leading Position in the Growing Commercial Aerostructures Market.    We are one of the largest independent non-OEM commercial aerostructures manufacturers with an estimated 21% market share of the global market. Based on their published aircraft backlog figures, Boeing and Airbus had a combined backlog of 12,582 commercial aircraft as of December 31, 2015, and 12,175 commercial aircraft as of December 31, 2014. We are under contract to provide aerostructure products for approximately 97% of the aircraft that comprise this commercial aircraft backlog. We are currently the sole-source supplier for nearly all of the products we sell to Boeing and Airbus. The significant Boeing and Airbus aircraft order backlog for scheduled deliveries, and our strong relationships with Boeing and Airbus, should enable us to continue to grow our profit from our core commercial aerostructures business.
Participation on High-Volume and Major Growth Platforms.    We derive a high proportion of our Boeing revenues from the high-volume B737 program and a high proportion of our Airbus revenues from the high-volume A320 program. Boeing's backlog consists of approximately 4,400 B737s (more than eight years of backlog at current build rates), including the 737 MAX orders, and Airbus' backlog consists of approximately 5,500 aircraft in the A320 family (more than ten years of backlog at current build rates), including A320 NEO orders. The B737 and A320 families are Boeing's and Airbus' best-selling commercial airplanes, respectively. We have also been awarded a significant amount of work on major twin-aisle programs, the B777, B787 and A350 XWB.
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
We believe that OEMs incur significant costs to change aerostructures suppliers once contracts are awarded. Such changes after contract award require additional testing and certification, which may create production delays and significant costs for both the OEM and the new supplier. We also believe it would be cost prohibitive for other suppliers to duplicate our facilities and the thousands of major pieces of equipment that we own or operate. The combined insurable replacement value of all the buildings and equipment we own or operate is $6.9 billion, including $2.6 billion for buildings, $2.5 billion for equipment that we own and $1.8 billion for other equipment used in the operation of our business. The insurable values represent the estimated replacement cost of buildings and equipment used in our operations and covered by property insurance, and exceed the fair value of assets acquired as determined for financial reporting purposes. As a result, we believe that as long as we continue to meet our customers' requirements, the probability that they change suppliers on our current statement of work is quite low. Our incumbent position also provides us with a competitive advantage with respect to new business from our customers.
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
Operating Segments
We operate in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which also includes significant revenues from Airbus. We serve customers in addition to Boeing and Airbus across our three principal segments; however, these customers currently do not represent a significant portion of our revenues, and are not expected to in the near future. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas.
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
While we have an established business base through long-term contracts with Boeing and Airbus, we must maintain and expand our capacity to pursue new business.  This new business focus will drive our ability to apply research and development, expand into new addressable markets and customers, and increase our name recognition while also maintaining a focus on our current customer base.  We plan to expand our ability to research and analyze market and industry trends, competitor positioning and customers' strategies and growth objectives.
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
Boeing.    For the twelve months ended December 31, 2015, approximately 84% of our revenues were from sales to Boeing. 2015 marked Spirit’s 10th year anniversary of the company’s Acquisition from Boeing and establishment as a stand-alone business after a proud 75+ year history as a Boeing division. As part of the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing's exclusive supplier for substantially all of the products and services provided by Boeing Wichita prior to the Boeing Acquisition for the life of the programs. In addition, Boeing selected us to be the design leader for the Boeing B787 forward fuselage based in part on our expertise with composite technologies.
We believe our relationship with Boeing will allow us to continue to be an integral partner with Boeing in the designing, engineering and manufacturing of complex aerostructures.
Airbus.    For the twelve months ended December 31, 2015, approximately 11% of our revenues were from sales to Airbus. As a result of the BAE Acquisition, we became one of the largest independent aerostructures suppliers to Airbus, and we have expanded our relationship through new business wins since the BAE Acquisition. Under our supply agreement with Airbus for the A320, A330 and A340 families, we supply products for the life of the aircraft program. For the A350 XWB and A380 programs, we have long-term requirements contracts with Airbus. We believe we can leverage our relationship with Airbus and our history of delivering high-quality products to further increase our sales to Airbus and continue to partner with Airbus on new programs going forward.

We are a significant supplier of the composite fuselage structure for the Airbus A350 XWB. To accommodate this and other work, we expanded our operations in 2011 with the opening of a manufacturing facility in Kinston, North Carolina and an assembly plant in Saint-Nazaire, France, which assembles the center fuselage sections it receives from the Kinston, North Carolina facility before transporting the completed assembled unit to Airbus. In addition, we have a contract with Airbus to design and manufacture a major wing structure for the A350 XWB program. Spirit Europe designs and assembles the wing fixed leading edge structure primarily at its facility in Prestwick, Scotland. The composite front spar is built at the facility in Kinston, North Carolina with sub-assemblies being manufactured at the Spirit AeroSystems Malaysia facility in Subang, Malaysia.
Although most of our revenues are obtained from sales inside the U.S., we generated $934.9 million, $830.9 million and $806.1 million in sales to international customers for the twelve months ended December 31, 2015, 2014 and 2013, respectively, primarily to Airbus.
The following chart illustrates the split between domestic and foreign revenues (dollars in millions):

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$5,709.0	86%	$5,968.3	88%	$5,154.9	87%
International
United Kingdom	570.1	9%	587.5	8%	559.7	9%
Other	364.8	5%	243.4	4%	246.4	4%
Total International	934.9	14%	830.9	12%	806.1	13%
Total Revenues	$6,643.9	100%	$6,799.2	100%	$5,961.0	100%
_______________________________________

(1)	Revenues are attributable to countries based on the destination where goods are delivered.
The international revenue is included primarily in the Wing Systems segment. All other segment revenues are primarily from U.S. sales. Approximately 5% of our long-lived assets based on book value are located in the United Kingdom as part of Spirit Europe with approximately another 5% of our long-lived assets located in countries outside the United States and the United Kingdom.
Expected Backlog
As of December 31, 2015, our expected backlog associated with large commercial aircraft, business and regional jet, and military equipment deliveries through 2021, calculated based on contractual and historical product prices and expected delivery volumes, was approximately $46.9 billion. This is an increase of $300.0 million from our corresponding estimate as of the end of 2014 reflecting the fact that Airbus and Boeing new orders exceeded deliveries in 2015. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing and Airbus announced backlog on our supply agreements. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2015 may not necessarily represent the actual amount of deliveries or sales for any future period.
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
Our manufacturing expertise is supported by our state-of-the-art equipment. We have thousands of major pieces of equipment installed in our customized manufacturing facilities. For example, for the manufacture of the B787 composite forward fuselage, we installed one of the largest autoclaves in the world. An autoclave is an enclosure device that generates controlled internal heat and pressure conditions used to cure and bond certain resins which is used in the manufacture of composite structures. We installed a comparable autoclave as well as other specialized machines in Kinston, North Carolina to support our work on the A350 XWB. We intend to continue to make the appropriate investments in our facilities to support and maintain our industry-leading manufacturing expertise.
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
Research and Development
We believe that world-class research and development helps to maintain our position as an advanced partner to our OEM customers' new product development teams. As a result, we spend capital and financial resources on our research and development, including $27.8 million for the year ended December 31, 2015, $29.3 million for the year ended December 31, 2014, and $34.7 million for the year ended December 31, 2013. Through our research, we strive to develop unique intellectual property and technologies that will improve our OEM customers' products and, at the same time, position us to win work on new products. Our development effort primarily focuses on preparing for the initial production of new products and improving manufacturing processes on our current work. It also serves as an ongoing process that helps develop ways to reduce production costs and streamline manufacturing processes.
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
Competition
Although we are one of the largest independent non-OEM aerostructures suppliers, based on annual revenues, with an estimated 21% share of the global non-OEM aerostructures market, this market remains highly competitive and fragmented. Our primary competition currently comes from either work performed by internal divisions of OEMs or other first-tier suppliers, and direct competition continues to grow.

Our principal competitors among OEMs include Boeing, Airbus (including its wholly-owned subsidiaries Stelia Aerospace and Premium Aerotec GmbH), Embraer Brazilian Aviation Co., Alenia Aermacchi, and United Technologies Corporation. Our principal competitors among non-OEM aerostructures suppliers are Aernnova, Aircelle S.A., Fuji Heavy Industries, Ltd., GKN Aerospace, Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Nordam, Sonaca, Triumph Group, Inc., Latecoere S.A., and Nexcelle.
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

Employees
At December 31, 2015, we had approximately 15,200 employees; 13,700 located in our six U.S. facilities, 900 located in our two U.K. facilities, 500 located in our Malaysia facilities and 100 in our French facilities.
Our principal U.S. collective bargaining agreements were with the following unions as of December 31, 2015:

Union	Percent of our U.S. Employees Represented	Status of the Agreements with Major Union
The International Association of Machinists and Aerospace Workers (IAM)	56%	We have two major agreements; one expiring in June 2020 and one in December 2024.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	19%	We have two major agreements; one expiring in December 2018 and one in January 2021.
The International Union, Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	11%	We have one major agreement expiring in November 2020.
The International Brotherhood of Electrical Workers (IBEW)	1%	We have one major agreement expiring in September 2020.
Approximately 71% of our U.K. employees are represented by one union, Unite (Amicus Section). In 2013, the Company negotiated two separate ten-year pay agreements, with the Manual Staff bargaining and the Monthly Staff bargaining groups of the Unite union. These agreements fundamentally cover basic pay and variable at risk pay, while other employee terms and conditions generally remain the same from year to year until both parties agree to change them. The current pay agreements expire December 31, 2022.
None of our Malaysia or France employees are currently represented by a union.
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
A portion of our  defense business is classified by the U.S. Government and cannot be specifically described. The operating results of these classified contracts are included in our consolidated financial statements. The business risks associated with classified contracts historically have not differed materially from those of our other U.S. Government contracts. Our internal controls addressing the financial reporting of classified contracts are consistent with our internal controls for our non-classified contracts.
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
We make available through our Internet website, under the heading "Investor Relations", our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports after we electronically file such materials with the Securities and Exchange Commission ("SEC"). Copies of our key corporate governance documents, including our Corporate Governance Guidelines, Code of Ethics and Business Conduct, Transactions with Related Persons Policy, Finance Code of Professional Conduct and charters for our Audit Committee, Risk Committee, Compensation Committee and Corporate Governance and Nominating Committee are also available on our website.
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
We compete in the aerostructures segment of the aerospace industry. Our customers' business, and therefore our own, is directly affected by the financial condition of commercial airlines and other economic factors, including global economic conditions and geo-political considerations that affect the demand for air transportation. Specifically, our commercial business is dependent on the demand from passenger airlines and cargo carriers for the production of new aircraft. Accordingly, demand for our commercial products is tied to the worldwide airline industry's ability to finance the purchase of new aircraft and the industry's forecasted demand for seats, flights, routes and cargo capacity. Availability of financing to non-U.S. customers depends in part on the Export-Import Bank of the United States (the "Ex-Im Bank"). Following the expiration of the Ex-Im Bank's Charter on June 30, 2015, the Ex-Im Bank's charter was reauthorized in December 2015. The Ex-Im Bank is now authorized through September 30, 2019. However, until the U.S. Senate confirms members sufficient to reconstitute a quorum of the Ex-Im Bank's board of directors, it will not be able to approve any transaction totaling more than $10.0 million. Additionally, the size and age of the worldwide commercial aircraft fleet affects the demand for new aircraft and, consequently, for our products. Such factors, in conjunction with evolving economic conditions, cause the market in which we operate to be cyclical to varying degrees, thereby affecting our business and operating results.
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
Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the twelve months ended December 31, 2015, approximately 84% and 11% of our net revenues were generated from sales to Boeing and Airbus, respectively. Although our strategy, in part, is to diversify our customer base by entering into supply arrangements with additional customers, we cannot give any assurance that we will be successful in doing so. Even if we are successful in obtaining and retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future. Although we are a party to various supply contracts with Boeing and Airbus which obligate Boeing and Airbus to purchase all of their requirements for certain products from us, those agreements generally do not require specific minimum purchase volumes. In addition, if we breach certain obligations under these supply agreements and Boeing or Airbus exercises its right to terminate such agreements, our business will be materially adversely affected. Further, if we are unable to perform our obligations under these supply agreements to the customer's satisfaction, Boeing or Airbus could seek damages from us, which could materially adversely affect our business. Boeing and Airbus also have the contractual right to cancel their supply agreements with us for convenience, which could include the termination of one or more aircraft models or programs for which we supply products. Although Boeing and Airbus would be required to reimburse us for certain expenses, there can be no assurance these payments would adequately cover our expenses or lost profits resulting from the termination. In addition, we have agreed to a limitation on recoverable damages if Boeing wrongfully terminates our main supply agreement with respect to any model or program. If this occurs, we may not be able to recover the full amount of our actual damages. Furthermore, if Boeing or Airbus (1) experiences a decrease in requirements for the products which we supply to it; (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply-chain problem or a decrease in orders from its customers; (3) files for bankruptcy protection; or (4) fails to perform its contractual obligations under its agreements with us; our business, financial condition and results of operations could be materially adversely affected.
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
For the twelve months ended December 31, 2015, approximately 48% of our net revenues were generated from sales of components to Boeing for the B737 aircraft. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and the military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model. If we were unable to obtain significant aerostructures supply business for any B737 replacement program, our business, financial condition and results of operations could be materially adversely affected.
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
We may be required to repay Boeing up to approximately $515.7 million of advance payments related to the B787 Supply Agreement. The advances must be repaid in the event that Boeing does not take delivery of a sufficient number of shipsets prior to the termination of the aircraft program.
Boeing has made advance payments to Spirit under the B787 Supply Agreement, which advance payments are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing, except that advance repayments were suspended from April 1, 2014 through March 31, 2015 and any repayments that otherwise would have become due during such 12-month period will be made by offset against the purchase price for shipset 1,001 through 1,120.
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
Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2015, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $515.7 million.
We may be required to repay Airbus up to approximately $170.0 million of advance payments. The advances must be repaid in the event that Airbus does not take delivery of a sufficient number of shipsets prior to the date set out in the advance agreement.
In February 2012, Spirit and Airbus entered into an agreement whereby Spirit received a series of payments totaling $250.0 million, which were recorded as advance payments within our consolidated balance sheet.
The agreement provides for repayment of the $250.0 million in cash advances made by Airbus to be offset against the purchase price of the first 200 Section 15 A350 XWB shipsets delivered to Airbus prior to December 31, 2017. If in the course of 2016, Airbus, in its reasonable opinion, anticipates 200 units will not be ordered and paid for by the end of 2017, both Airbus and Spirit will agree on a revised repayment amount to ensure the entire advance is repaid prior to December 31, 2017. In no circumstance would the repayment amount exceed the recurring price of each shipset.
Portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2015, the amount of advance payments received by us from Airbus under the advance agreement and not yet repaid was approximately $170.0 million.

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
Our manufacturing facilities could be damaged or disrupted by a natural disaster, war, terrorist activity, interruption of utilities or sustained mechanical failure. Although we have obtained property damage and business interruption insurance, a major catastrophe, such as a fire, flood, tornado or other natural disaster at any of our sites, war or terrorist activities in any of the areas where we conduct operations or the sustained mechanical failure of a key piece of equipment could result in a prolonged interruption of all or a substantial portion of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers and we may not have insurance to adequately compensate us for any of these events. A large portion of our operations takes place at one facility in Wichita, Kansas and any significant damage or disruption to this facility in particular would materially adversely affect our ability to service our customers.

The completed divestiture of a portion of our Tulsa site could disrupt our business and present risks not contemplated at the time of the divestiture.
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
Furthermore, we actively consider other divestitures from time to time. If we decide to pursue any other divestiture, it may involve numerous potential risks, including those described above and the following:

•	diversion of resources and management’s attention from the operation of our business;

•	negative effects on our reported results of operations from disposition-related charges, amortization expenses related to intangibles and/or charges for impairment of long-term assets;

•	the need to agree to retain or assume certain current or future liabilities in order to complete the divestiture; and

•	the expenditure of substantial legal and other fees, which may be incurred whether or not a transaction is consummated.
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
We have certain commitments to keep major programs in Wichita, Kansas until 2020 in certain circumstances. This may prevent us from being able to offer our products at prices that are competitive in the marketplace and could have a material adverse effect on our ability to generate new business.
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
The manufacturing of our products is subject to numerous federal, state and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by state, federal and international governments and authorities are increasing. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operations, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to manufacturing processes, product liability, government contracts, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws and revised tax law interpretations).
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

We are required to comply with"conflict minerals" rules promulgated by the SEC, which impose costs on us, may make our supply chain more complex, and could adversely impact our business.
As required under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC has adopted rules regarding certain minerals and metals, known as conflict minerals, originating from the Democratic Republic of Congo (DRC) and adjoining countries. These rules include annual due diligence, disclosure and reporting requirements for those companies that manufacture or contract to manufacture products that contain such conflict minerals. We have, and expect to continue to, incur additional costs and expenses, which may be significant, in order to comply with these rules, including for due diligence to determine whether conflict minerals are necessary to the functionality or production of any of our products and, if so, to verify the sources of such conflict minerals; and to implement any changes we deem necessary to our products, processes, or sources of supply as a result of such diligence and verification activities. Compliance with these rules could adversely affect the sourcing, supply and pricing of materials used in certain of our products. As there may be only a limited number of suppliers offering conflict minerals from sources outside of the DRC or adjoining countries, or that have been independently verified as not funding armed conflict in those countries, we cannot assure that we will be able to obtain such verified minerals from such suppliers in sufficient quantities or at competitive prices. Since our supply chain is complex, we may not ultimately be able to sufficiently verify the origin of the conflict minerals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation with our customers, shareholders, and other stakeholders. In such event, we may also face difficulties in satisfying customers who require that all of the components in our products be certified as “conflict free.” If we are not able to meet such requirements, customers may choose to disqualify us as a supplier, which may require us to write off inventory that cannot be sold. Any one or a combination of these factors could harm our business, reduce market demand for our products, and adversely affect our profit margins, net sales, and overall financial results. We may face similar risks in connection with any other regulations focusing on social responsibility or ethical sourcing that may be adopted in the future.
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
In order to be successful, we must attract, retain, train, motivate, develop and transition qualified executives and other key employees, including those in managerial, manufacturing and engineering positions. Identifying, developing internally or hiring externally, training and retaining qualified executives and engineers are critical to our future, and competition for experienced employees in the aerospace industry, and in particular in Wichita, Kansas where the majority of our manufacturing and executive offices are located, can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and share-based compensation. Our share-based incentive awards consist primarily of restricted stock grants, some of which are conditioned on our achievement of certain designated financial performance and stock price performance targets, which makes the size of a particular year's award uncertain. If employees do not receive share-based incentive awards with a value they anticipate, if our share-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, or if we do not obtain the shareholder approval needed to continue granting share-based incentive awards in the amounts we believe are necessary, our ability to attract, retain, and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.
We are subject to the requirements of the National Industrial Security Program Operating Manual ("NISPOM") for our Facility Security Clearance ("FCL"), which is a prerequisite for our ability to perform on classified contracts for the U.S. Government.
A Department of Defense ("DOD") FCL is required for a company to be awarded and perform on classified contracts for the DOD and certain other agencies of the U.S. Government. From time to time we have performed and may perform on classified contracts, although we did not generate any material revenues from classified contracts for the twelve months ended December 31, 2015. We have obtained a FCL at the "Secret" level. If we were to violate the terms and requirements of the NISPOM or any other applicable U.S. Government industrial security regulations, we could lose our FCL. We cannot give any assurance that we will be able to maintain our FCL. If for some reason our FCL is invalidated or terminated, we may not be able to continue to perform under our classified contracts in effect at that time, and we would not be able to enter into new classified contracts, which could adversely affect our revenues.
We derive a significant portion of our net revenues from direct and indirect sales outside the United States and are subject to the risks of doing business in foreign countries.
We derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the United States. In addition, for the twelve months ended December 31, 2015, direct sales to our non-U.S. customers accounted for approximately 14% of our net revenues. We expect that our and our customers' international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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
This risk particularly applies to products such as the Boeing B787, for which we had delivered four hundred and eight production articles as of December 31, 2015 since the inception of the program, and in respect of which our performance at the contracted price depends on our being able to achieve production cost reductions as we gain production experience (although Spirit can recoup from Boeing half of any overruns within a certain percentage of shipset prices). When we initially negotiated the B787-8 pricing, we assumed that a contractually mandated joint-effort by Boeing and Spirit to reduce costs and increase production efficiency, as well as favorable trends in volume, learning curve efficiencies and future pricing from suppliers would reduce our production costs over the life of the B787 program, thus maintaining or improving the margin on each B787 we produced. Pricing for the initial configuration of the B787-8 is generally established through 2021, with prices decreasing as cumulative volume levels are achieved. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes. The B787 Supply Agreement provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties. As part of the November 2014 MOA, Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices, and other issues across multiple programs during 2015. Since we were unable to reach agreement with Boeing on these issues by the end of 2015, once the parties agree upon appropriate pricing for the B787-9, Boeing will be entitled to a retroactive adjustment on certain B787 payments which were based on the interim pricing. The amount we received that is subject to a retroactive adjustment was recorded as deferred revenue, and was never recognized by us as revenue. The parties have engaged in discussions concerning how to determine subsequent B787-9 and initial B787-10 prices, and have not yet reached agreement. Our ability to obtain fair and equitable prices for deliveries and models could impact the profitability of the overall program. Additionally, we cannot give any assurance that our development of new technologies or capabilities will be successful or that we will be able to reduce our B787 production costs over the life of the program. A failure to reduce production costs or to obtain pricing as we have anticipated could result in the need to record additional forward losses for this program.
Many of our other production cost estimates also contain pricing terms which anticipate cost reductions over time. In addition, although we have entered into these fixed price contracts with our customers, they may nonetheless seek to re-negotiate pricing with us in the future. Any such higher costs or re-negotiations could materially adversely affect our profitability, margins and revenues.

Certain of our long-term supply agreements provide for re-negotiation of established pricing terms at specified times. In particular, pricing terms under our supply agreement with Boeing for the B737, B747, B767 and B777 platforms, which accounted for 68% of our net revenues in 2015, expired in May 2013, thus activating interim pricing provisions under the Supply Agreement. On April 8, 2014, the parties agreed on pricing through December 31, 2015. The parties are required to negotiate the pricing beyond 2015 in good faith. The parties have been unable to agree on future pricing on the B737, B747, B767 and B777 platforms for the periods beyond 2015, and an interim payment mechanism has been triggered for deliveries under the Supply Agreement commencing January 1, 2016. This interim payment mechanism is based upon existing prices, adjusted using a quantity-based price adjustment formula and specified annual escalation. The interim payment mechanism is subject to adjustment when follow-on pricing is agreed upon. In addition, while we have reached agreement on interim pricing for certain B787 shipsets, long-term pricing has not yet been agreed for the B787. If we agree on future pricing that provides us with operating margins that are lower than those which we currently experience, or if we are unable to agree on future pricing terms and the default pricing terms remain in effect for an extended period of time, our business, financial condition and results of operations could be materially adversely affected.

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
We rely on information technology networks and systems to manage and support a variety of business activities, including procurement and supply chain, engineering support, and manufacturing. Our information technology systems, some of which are managed by third-parties, may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors or catastrophic events. In addition, security failures or breaches could result in unauthorized disclosure of confidential information. If our information technology systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our manufacturing process could be disrupted, resulting in late deliveries or even no deliveries if there is a total shutdown.
We do not own most of the intellectual property and tooling used in our business.
Our business depends on using certain intellectual property and tooling that we have rights to use under license grants from Boeing. These licenses contain restrictions on our use of Boeing intellectual property and tooling and may be terminated if we default under certain of these restrictions. If Boeing terminates our licenses to use Boeing intellectual property or tooling as a result of default or otherwise, or fails to honor its obligations under certain licenses, our business would be materially affected. See "Business — Our Relationship with Boeing — License of Intellectual Property." In addition to the licenses with Boeing, we license some of the intellectual property needed for performance under some of our supply contracts from our customers under those supply agreements. We must honor our contractual commitments to our customers related to intellectual property and comply with infringement laws governing our use of intellectual property. In the event we obtain new business from new or existing customers, we will need to pay particular attention to these contractual commitments and any other restrictions on our use of intellectual property to make sure that we will not be using intellectual property improperly in the performance of such new business. In the event we use any such intellectual property improperly, we could be subject to an infringement claim by the owner or licensee of such intellectual property.
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
We spent approximately $27.8 million on research and development during the twelve months ended December 31, 2015. Our expenditures on our research and development efforts may not create any new sales opportunities or increases in productivity that are commensurate with the level of resources invested.

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
As of December 31, 2015, we had total debt of approximately $1,133.2 million, including approximately $508.3 million of borrowings under our senior secured credit facility, $599.5 million of long-term bonds, a $3.2 million Malaysian loan, $9.1 million of capital lease obligations and $13.1 million in other debt obligations. In addition to our debt, as of December 31, 2015, we had $20.1 million of letters of guarantee outstanding.
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

•
having a material adverse effect on us if we fail to comply with the covenants in the senior secured credit facility, in the indentures governing our long-term bonds or in the instruments governing our other debt; and

•	increasing our cost of borrowing.
Our existing senior secured revolving credit facility, which matures on March 18, 2020, is a significant source of liquidity for our business. The failure to extend or renew this agreement could have a significant effect on our ability to invest sufficiently in our programs, fund day to day operations, or pursue strategic opportunities.
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
As of December 31, 2015, our corporate credit ratings were a BB, positive outlook by Standard & Poor's, and a Ba1, stable outlook by Moody's Investor Services.
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

•
the authority of the board of directors to issue, without stockholder approval, up to 10 million shares of preferred stock with such terms as the board of directors may determine and an additional 64,288,147 shares of class A common stock (net of shares issued but subject to vesting requirements under our benefit plans and shares reserved for issuance upon conversion of outstanding shares of class B common stock and shares issued pursuant to our Supplemental Executive Retirement Plan) and an additional 149,905,736 shares of class B common stock.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Significant Properties

The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2015 are set forth below:

Location	Primary Use	Approximate Square Footage	Owned/Leased
United States
Wichita, Kansas(1)	Primary Manufacturing	11.1 million	Owned/Leased
	Facility/Offices/Warehouse
Chanute, Kansas(2)	Manufacturing Facility	60,100	Leased
Tulsa, Oklahoma	Manufacturing Facility	1.7 million	Leased
McAlester, Oklahoma	Manufacturing Facility	135,300	Owned
Kinston, North Carolina	Primary Manufacturing/Office/Warehouse	776,000	Leased
United Kingdom
Prestwick, Scotland	Manufacturing Facility	954,000	Owned
Malaysia
Subang, Malaysia	Manufacturing	339,500	Owned/Leased
France
Saint-Nazaire, France	Primary Manufacturing/Office	58,800	Leased
Toulouse, France	Office	3,400	Leased
_______________________________________

(1)	94% of the Wichita facility is owned.

(2)	Operation began in Q1 2012.
Our physical assets consist of 15.1 million square feet of building space located on 1,335 acres in nine facilities. We produce our fuselage systems and propulsion systems from our primary manufacturing facility located in Wichita, Kansas with some fuselage work done in our Kinston, North Carolina facility. We produce wing systems in our manufacturing facilities in Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Saint-Nazaire, France; and Subang, Malaysia. In addition to these sites, we have a facility located in McAlester, Oklahoma dedicated to supplying machined parts and sub-assemblies to the Wichita and Tulsa facilities. We also have a light sub-assembly manufacturing facility located in Chanute, Kansas which manufactures small parts in support of Wichita propulsion.
The Wichita facility, including Spirit's corporate offices, is comprised of 625 acres, 6.4 million square feet of manufacturing space, 1.2 million square feet of offices and laboratories for the engineering and design group and 3.5 million square feet for support functions and warehouses. A 114,000 square foot expansion of the Composite Fuselage Facility is under construction and scheduled for completion in June 2016. This expansion is in support of the B787 program. Additionally, a 47,000 square foot expansion is under construction and scheduled for completion in October 2016. This expansion will support Propulsion programs. A total of 346,000 square feet are currently vacant, with much of that space planned for backfill by new programs. The Wichita site has access to transportation by rail, road and air. For air cargo, the Wichita site has access to the runways of McConnell Air Force Base.
The Chanute facility consists of 60,100 square feet of building space. The Chanute facility manufactures sub-assemblies for the propulsion segment, and is leased from the city of Chanute.
The Tulsa facility consists of 1.7 million square feet of building space set on 153 acres. The Tulsa plant is located five miles from an international shipping port (Port of Catoosa) and is located next to the Tulsa International Airport. The Tulsa facility includes off-site leased space located 1.5 miles east in the Green Valley Center. In December 2014 Spirit transferred the Gulfstream G280 and G650 wing packages to Triumph Group Inc. and subleased 287,300 square feet of the Tulsa plant to Triumph for manufacturing purposes. The sublease includes 252,000 square feet of manufacturing space and 36,000 square feet of office space. The McAlester site, which manufactures parts and sub-assemblies primarily for the Tulsa facility, consists of 135,300 square feet of building space on 92 acres.
The Prestwick facility consists of 954,000 square feet of building space, comprised of 617,000 square feet of manufacturing space, 255,000 square feet of office space, and 82,000 square feet of warehouse/support space. This facility is set on 95 acres. A 22,000 square foot paint complex is under construction in Prestwick and is scheduled for completion in late March 2016. The Prestwick plant is located on the west coast of Scotland, approximately 33 miles south of Glasgow, within close proximity to the motorway network that provides access between England and continental Europe. It is also easily accessible by air (at Prestwick International Airport) or by sea. We lease a portion of our Prestwick facility to the Regional Aircraft division of BAE Systems and certain other tenants.
The Malaysian manufacturing plant is located at the Malaysia International Aerospace Center (MIAC) in Subang. The 339,500 square foot leased facility is set on 45 acres and is centrally located with easy access to Kuala Lumpur, Malaysia's capital city, as well as nearby ports and airports. The facility assembles composite panels for wing components. The total square footage includes a 65,000 square foot warehouse and a 2,300 square foot paint storage building, both of which are owned by Spirit and were constructed in 2012 for shipping/receiving and parts storage to make room for additional manufacturing space in the existing building.
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
The Kinston, North Carolina facility supports the manufacturing of composite panels and wing components. The primary manufacturing site and off-site leased spaces total 318 acres and 776,000 square feet. In addition to the primary manufacturing facility, this includes three additional buildings leased from the NC Global Transpark Authority: a 27,800 square foot warehouse/office supporting receiving needs, a 26,400 square foot warehouse providing tooling storage, and a 121,000 square foot manufacturing facility supporting light manufacturing. An 11,500 square foot expansion to the existing Autoclave & Shipping Center was completed in October 2015.
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

Item 3.    Legal Proceedings
Information concerning the litigation and other legal proceedings in which the Company is involved may be found in Note 19 under the sub-heading "Litigation" in this Annual Report and that information is hereby incorporated by reference.

Item 4.    Mine Safety Disclosures
Not applicable.

Executive Officers of the Registrant
Listed below are the names, ages, positions held, and biographies of all executive officers of Spirit Holdings. Executive officers hold office until their successors are elected or appointed at the next annual meeting of the Board of Directors, or until their death, retirement, resignation, or removal.
Larry Lawson, 57. Mr. Lawson joined Spirit Holdings as President and Chief Executive Officer on April 6, 2013. Prior to joining Spirit Holdings, Mr. Lawson was Executive Vice President of Lockheed Martin's Aeronautics business segment. Mr. Lawson began his career as a flight control engineer working on the F-15 Eagle at McDonnell Douglas. He has since held a broad range of leadership positions in engineering, advanced development, business development, and program management in a career spanning more than 30 years. In his work at Lockheed Martin, Mr. Lawson oversaw key aircraft production programs such as the F-35, F-22, F-16, C-130J, and C-5, including highly classified programs in the world-renowned Skunk Works® organization. Mr. Lawson holds a bachelor's degree in Electrical Engineering from Lawrence Technological University, where he also serves on the board of trustees, has a master's degree in Electrical Engineering from the University of Missouri, and is a graduate of the Harvard Business School Advanced Management Program and an MIT Seminar XXI Fellow.
Stacy Cozad, 45. Ms. Cozad joined Spirit AeroSystems as Senior Vice President, General Counsel and Corporate Secretary on January 4, 2016. Prior to joining Spirit Aerosystems, she served as Southwest Airlines' associate general counsel for litigation from October 2006 to December 2015, overseeing all litigation for the airline. Prior to that Ms. Cozad was an associate and partner in private law practices from September 1997 to September 2006, working on high-profile litigation cases. Ms. Cozad earned a Bachelor of Arts degree in behavioral science from Concordia University Texas and her Juris Doctor degree from Pepperdine University.
Duane Hawkins, 57.  Mr. Hawkins joined Spirit AeroSystems as Senior Vice President - Operations in July 2013. He has responsibility and oversight for Defense, Supply Chain Management, Fabrication, Global Quality, and Operations, including global footprint, Manufacturing Engineering, Industrial Engineering, Lean and Tooling. Prior to joining Spirit, Mr. Hawkins was Vice President, Deputy Air Warfare Systems at Raytheon Missile Systems. From 2010 to 2012, Mr. Hawkins was Vice President, Deputy Land Combat Systems at Raytheon Missile Systems. Prior positions at Raytheon Missile Systems also include Vice President, Deputy Supply Chain Management and Standard Missile Program Director.  From 1994 to 2001, Mr. Hawkins was President of Defense Research Inc., and from 1993 to 1994 he was Vice President, Engineering at the company. He was factory manager for Hughes Missile Systems/ General Dynamics from 1991 to 1993, and Chief of Manufacturing Engineering for General Dynamics Missile Systems from 1988 to1991. Mr. Hawkins holds a Bachelor of Science degree in manufacturing/industrial engineering from Brigham Young University and an MBA from Regis University.
Sanjay Kapoor, 55. Mr. Kapoor joined Spirit Holdings as Senior Vice President and Chief Financial Officer on September 23, 2013. Mr. Kapoor joined Spirit from Raytheon where he most recently served as Vice President of Integrated Air & Missile Defense for Raytheon Integrated Defense Systems (IDS). Prior to this role, Mr. Kapoor was IDS Vice President of Finance and Chief Financial Officer from 2004 to 2008. Mr. Kapoor also served as CFO at United Technologies’ Pratt and Whitney Power Systems Division. His tenure at Pratt and Whitney also included roles as Director of Aftermarket Services for the Power Systems Business, controller for the Turbine Module Center and business manager for new commercial programs. Mr. Kapoor received his bachelor’s degree in technology from the Indian Institute of Technology and a dual Masters of Business Administration in finance and entrepreneurial management from The Wharton School at the University of Pennsylvania.
Krisstie Kondrotis, 50. Ms. Kondrotis joined Spirit Holdings as Senior Vice President- Business Development effective in December 2014. Prior to joining Spirit AeroSystems, she served as Sector Vice President for Business Development at Northrop Grumman Corporation from 2013 to December 2014, Executive Vice President for Business Development and Strategy at CACI, International from 2011 to 2013, Vice President for Business Development and Strategy at General Dynamics Information Technology - Intelligence Solutions Division from 2007 to 2011 and Director of F-22 Business Development at Lockheed Martin Corporation from 2005 to 2007. She is a Syracuse University National Security Studies fellow, and is a graduate of the Lockheed Martin Program Management Institute at Carnegie Mellon University. She holds a Masters of Business Administration in Operations

Management from Regis University, Denver, Colorado, (1992), and a Bachelor of Science in Finance from University of Northern Colorado, Greeley, (1987).
Michelle J. Lohmeier, 53.  Ms. Lohmeier became Senior Vice President and General Manager of Airbus Programs in June 2015. Ms. Lohmeier has extensive aerospace experience from several positions at Raytheon Company, most recently as vice president of the Land Warfare Systems product line at Raytheon Missile Systems. In that position, Lohmeier had responsibility for the development and production of all Army and United States Marine Corps (USMC) missile programs. Previously, Ms. Lohmeier was the program director for the design, development and production implementation of the Standard Missile-6 weapon system for the United States Navy. Ms. Lohmeier also served as the production chief engineer for the AMRAAM Program. In addition, Ms. Lohmeier directed Software Engineering, where she was responsible for software development, software quality and configuration management for all Missile Systems programs. She began her career with Hughes Aircraft Company in 1985 as a system test engineer. Ms. Lohmeier earned a bachelor’s degree and a master’s degree in systems engineering from the University of Arizona.
Samantha J. Marnick, 45.  Ms. Marnick became Senior Vice President - Chief Administration Officer in October 2012. From January 2011 to September 2012, Ms. Marnick served as Senior Vice President of Corporate Administration and Human Resources. From March 2008 to December 2010, Ms. Marnick served as Vice President Labor Relations & Workforce Strategy responsible for labor relations, global human resource project management office, compensation and benefits, and workforce planning. Ms. Marnick previously served as Director of Communications and Employee Engagement from March 2006 to March 2008. Prior to joining the Company, Ms. Marnick was a senior consultant and Principal for Mercer Human Resource Consulting holding management positions in both the United Kingdom and in the United States. Prior to that Ms. Marnick worked for Watson Wyatt, the UK's Department of Health and Social Security and The British Wool Marketing Board. Ms. Marnick holds a Master's degree from the University of Salford in Corporate Communication Strategy and Management.
John Pilla, 56.   Mr. Pilla became Senior Vice President of Engineering and Chief Technology Officer in June 2015. Prior to that, Mr. Pilla served as the Senior Vice President/General Manager - Airbus and A350 XWB Program Management from May 2013 through June 2015. Mr. Pilla previously served as the Senior Vice President/General Manager, Propulsion Systems Segment of Spirit from July 2009 through May 2013 as well as the Senior Vice President/General Manager of the Wing Segment from September 2012 through May 2013. From July 2011 to May 2013, he was also responsible for the Aftermarket Customer Support Organization. From April 2008 to July 2009, Mr. Pilla was Chief Technology Officer of Spirit Holdings and he served as Vice President/General Manager-787 of Spirit Holdings and/or Spirit, a position he assumed at the date of the Boeing Acquisition in June 2005 and held until March 2008. He received his Master's degree in Aerospace Structures Engineering in 1986 and a Masters in Business Administration in 2002 from Wichita State University.
Ron Rabe, 50.    Mr. Rabe became a Senior Vice President of Operations at Spirit Aerosystems Holdings, Inc. in June 2015. Most recently, Mr. Rabe was Eaton Corporation’s vice president of global manufacturing and supply chain, vehicle group from June 2011 to June 2015. In that role he had responsibility for global operations of more than 40 sites, including with respect to supply chain, quality, materials, advanced manufacturing and lean manufacturing. From September 2009 to June 2011 Rabe worked at Eaton Aerospace Group, leading global operations on conveyance systems and operational support for the F-35, CH-53K, 787, and A350 new programs. Mr. Rabe also led operations for the global vehicle group and was responsible for opening new sites in China, India and Mexico from 2000 to 2009. He started his career at the Boeing Company in Wichita in 1986. Mr. Rabe holds a Bachelor of Science degree from Newman University and a Masters of Business Administration from Ross School of Business at University of Michigan in Ann Arbor.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A common stock has been quoted on the NYSE under the symbol "SPR" since November 21, 2006. Prior to that time, there was no public market for our stock. As of February 3, 2016, there were approximately 868 holders of record of class A common stock. However, we believe that many additional holders of our class A common stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names. The closing price on February 3, 2016 was $42.08 per share as reported by the NYSE.
As of February 3, 2016, there was 1 holder of record of class B common stock. Our class B common stock is neither listed nor publicly traded.
The following table sets forth for the indicated periods the high and low closing sales price for our class A common stock on the NYSE.

	2015		2014
Fiscal Quarter	High	Low	High	Low
1st	$52.46	$41.89	$35.89	$26.51
2nd	$56.35	$50.33	$34.24	$26.63
3rd	$57.16	$47.62	$39.73	$32.57
4th	$55.67	$47.68	$45.32	$34.84
Dividend Policy
We did not pay any cash dividends in 2014 or 2015. Our future dividend policy will depend on the requirements of financing agreements to which we may be a party. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions.
Securities Authorized for Issuance under Equity Compensation Plans
The following table represents restricted shares outstanding under the Omnibus Incentive Plan as of December 31, 2015.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Restricted Stock Awards
Equity compensation plans approved by security holders(1)(2)	N/A	(3)	$—	7,499,557
Equity compensation plans not approved by security holders(2)	—		$—	—
Total	N/A	(3)	$—	7,499,557
_______________________________________

(1)
Approved by previous security holders in place before our initial public offering. Amendments were approved by the Company's stockholders in 2008 and 2011. On April 30, 2014, the Company’s Board of Directors approved an Omnibus Incentive Plan (the “Omnibus Plan”), which replaces the Executive Incentive Plan, Short-Term Incentive Plan, Long-Term Incentive Plan and Director Stock Plan (collectively referred to as “Prior Plans”). The Omnibus Plan was subsequently approved by the Company’s stockholders at the Company’s 2014 annual stockholder’s meeting. No new awards will be granted under the Prior Plans. Outstanding awards under the Prior Plans will continue to be governed by the terms of such plans until exercised, expired, or otherwise terminated or canceled. The adoption of the Omnibus Plan was non-dilutive to the Company's stockholders.

(2)
Our equity compensation plan provides for the issuance of incentive awards to officers, directors, employees and consultants in the form of stock appreciation rights, restricted stock, restricted stock units and deferred stock, in lieu of cash compensation.

(3)	There are 1,857,757 class A common shares outstanding under the Omnibus Incentive Plan as of December 31, 2015.
Stock Performance
The following graph shows a comparison from December 31, 2010 through December 31, 2015 of cumulative total return of our class A common stock, Standard & Poor's 500 Stock Index, and the Standard & Poor's 500 Aerospace & Defense Index. Such returns are based on historical results and are not intended to suggest future performance. We have never paid dividends on our class A common stock.

	INDEXED RETURNS Years Ending
Company/Index	Base Period 12/31/10	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Spirit AeroSystems Holdings, Inc.	100	99.86	81.55	163.77	206.82	240.61
S&P 500 Index	100	102.11	118.45	156.82	178.29	180.75
S&P 500 Aerospace & Defense Index	100	105.28	120.61	186.85	208.21	219.52

Issuer Purchases of Equity Securities
There were no sales of unregistered equity securities during the three months ended December 31, 2015.
The following table provides information about our repurchases during the three months ended December 31, 2015 of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Period (a)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (b)
	($ in millions other than per share amounts)
October 2, 2015 - November 5, 2015	1,820,698	$55.4891	1,820,698	$202.7
November 6, 2015 - December 3, 2015	1,490,384	53.1295	1,490,384	123.8
December 4, 2015 - December 31, 2015	1,456,783	50.2101	1,456,783	50.0
Total	4,767,865	$52.9429	4,767,865	$50.0

(a)
Our fiscal month-ends often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, December 3, 2015 was the last day of our November 2015 fiscal month.

(b)
On July 29, 2015, the Company announced that our Board of Directors authorized a share repurchase program for the purchase of up to $350.0 million of our common stock. During the period ended December 31, 2015, the Company repurchased 5.7 million shares of its class A common stock for $300.0 million. Repurchases may be made intermittently through December 31, 2017.

Item 6.    Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA
The following table sets forth our selected consolidated financial data for each of the periods indicated. Financial data is derived from the audited consolidated financial statements of Spirit Holdings. The audited consolidated financial statements for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 are included in this Annual Report. You should read the information presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our combined and consolidated financial statements and related notes contained elsewhere in the Annual Report.

	Spirit Holdings
	Twelve Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
	(Dollars in millions, except per share data)
Statement of Income Data:
Net revenues	$6,643.9	$6,799.2	$5,961.0	$5,397.7	$4,863.8
Cost of sales(1)	5,532.3	5,711.0	6,059.5	5,245.3	4,312.1
Selling, general and administrative expenses(2)	220.8	233.8	200.8	172.2	159.9
Impact from severe weather event	—	—	30.3	(146.2)	—
Research and development	27.8	29.3	34.7	34.1	35.7
Loss on divestiture of programs(3)	—	471.1	—	—	—
Operating income (loss)	863.0	354.0	(364.3)	92.3	356.1
Interest expense and financing fee amortization	(52.7)	(88.1)	(70.1)	(82.9)	(77.5)
Interest income	—	0.6	0.3	0.2	0.3
Other (loss) income, net	(2.2)	(4.1)	3.3	1.8	1.4
Income (loss) before income taxes and equity in net income (loss) of affiliates	808.1	262.4	(430.8)	11.4	280.3
Income tax (provision) benefit	(20.6)	95.9	(191.1)	24.1	(86.9)
Equity in net income (loss) of affiliates	1.2	0.5	0.5	(0.7)	(1.0)
Net income (loss)	$788.7	$358.8	$(621.4)	$34.8	$192.4
Net income (loss) per share, basic	$5.69	$2.55	$(4.40)	$0.24	$1.36
Shares used in per share calculation, basic	138.4	140.0	141.3	140.7	139.2
Net income (loss) per share, diluted	$5.66	$2.53	$(4.40)	$0.24	$1.35
Shares used in per share calculation, diluted	139.4	141.6	141.3	142.7	142.3

	Spirit Holdings
	Twelve Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012	December 31, 2011
	(Dollars in millions)
Other Financial Data:
Cash flow provided by (used in) operating activities	$1,289.7	$361.6	$260.6	$544.4	$(47.3)
Cash flow used in investing activities	$(357.4)	$(239.6)	$(268.2)	$(248.8)	$(249.2)
Cash flow used in financing activities	$(351.1)	$(164.2)	$(13.9)	$(34.6)	$(6.7)
Capital expenditures	$(360.1)	$(220.2)	$(234.2)	$(236.1)	$(249.7)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$957.3	$377.9	$420.7	$440.7	$177.8
Accounts receivable, net	$537.0	$605.6	$550.8	$420.7	$267.2
Inventories, net	$1,774.4	$1,753.0	$1,842.6	$2,410.8	$2,630.9
Property, plant & equipment, net	$1,950.7	$1,783.6	$1,803.3	$1,698.5	$1,615.7
Total assets	$5,777.5	$5,162.7	$5,107.2	$5,415.3	$5,042.4
Total debt	$1,133.2	$1,153.5	$1,167.3	$1,176.2	$1,200.9
Long-term debt	$1,097.6	$1,144.1	$1,150.5	$1,165.9	$1,152.0
Total equity	$2,120.0	$1,622.0	$1,481.0	$1,996.9	$1,964.7
________________________________

(1)
Included in 2015 costs of sales are net favorable changes in estimates on loss programs totaling $10.8 million. Included in 2014 costs of sales are net favorable changes in estimates on loss programs totaling $26.1 million. Included in 2013 cost of sales are forward loss charges of $1,133.3 million. Included in 2012 cost of sales are forward loss charges of $644.7 million. Included in 2011 cost of sales are forward loss charges of $132.1 million. Includes cumulative catch-up adjustments of $41.6 million, $60.4 million, $95.5 million, $14.7 million, and $13.8 million for periods prior to the twelve months ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(2)
Includes non-cash stock compensation expenses of $26.0 million, $16.4 million, $19.6 million, $15.3 million, and $11.1 million for the respective periods starting with the twelve months ended December 31, 2015.

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

Recent Events
On February 4, 2016, Christopher Kubasik, director of the Company, informed the Company that he has decided not to run for re-election to the board of directors at the Company’s 2016 annual meeting of shareholders. Mr. Kubasik will serve out the remainder of his current term.

On January 27, 2016, the Board of Directors of the Company authorized an additional share repurchase program authorizing the purchase of up to $600.0 million of the Company's common stock. Repurchases may be made intermittently through December 31, 2017.
On January 4, 2016, Stacy Cozad joined the Company as Senior Vice President and General Counsel, succeeding Jon Lammers.

Overview
We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the twelve months ended December 31, 2015, we generated net revenues of $6,643.9 million and net income of $788.7 million.
We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program. The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas. The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 26%, 22% and less than 1%, respectively, of our net revenues for the twelve months ended December 31, 2015.

Market Trends
The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. The global industry's overall net profit is believed to have risen more than 90% year-over-year in 2015. This marks the sixth straight year of overall airline profit. 2016 is expected to continue the pattern of profitability, with overall profit forecasted to improve more than 10% over 2015. Key drivers of airline profitability, and consequently, demand for commercial aircraft include airline passenger and cargo traffic trends. Principal factors influencing traffic levels are economic growth and political stability. Any significant downturn in global or regional economic stability, or exogenous shocks such as warfare, terrorism or a pandemic, could suppress traffic and negatively affect demand for our key customers' products.

Demand for commercial aerostructures is driven by demand for new aircraft. The combined Boeing and Airbus backlogs have increased more than 80% since December 2009. The year-end 2015 combined backlog was 12,582 aircraft. High backlog levels are expected to continue to drive increasing production forecasts in the near to mid-term from both Boeing and Airbus.
Management’s Focus
The Company’s focus is on ensuring that our quality and operational and cost performance are world class. 2015 was a pivotal year for Spirit as we completed several key initiatives as part of our efforts to position the Company for future success by concentrating on productivity and preparation for sustained growth. Our key objectives for 2015 included continued focus on improved performance, increased productivity, reduced cost and alignment of our business to what we do best; leveraging our investments in support of aircraft rate increases; continuation of our progress on A350; greater emphasis on long term growth; and implementation of a capital deployment strategy. Due to strategic actions taken during 2015, we believe we have met each of the key objectives.
In 2015, we improved operationally as evidenced by a record number of aircraft deliveries on several key programs, we worked on future productivity and capacity by investing in capital spend in order to prepare for production rate increases in future periods, and we worked to improve quality while lowering costs.
We anticipate taking additional actions in the near-term as we continue to position the Company for future success. Our focus for 2016 includes restructuring and reducing our internal costs, continued execution on the A350 program, and concentrating on cash generation and disciplined cash deployment.
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
Our A350 XWB fuselage recurring program experienced various production inefficiencies in its earlier stages of production which resulted in previously recorded forward losses, mostly driven by early development discovery and engineering change to the aircraft design, as well as higher test and transportation costs.
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
Our supply agreement for the B787 program (the "B787 Supply Agreement") provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties. As part of the November 2014 MOA, Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices, and other issues across multiple programs during 2015. Since we were unable to reach agreement with Boeing on these issues by the end of 2015, once the parties agree upon appropriate pricing for the B787-9, Boeing will be entitled to a retroactive adjustment on certain B787 payments which were based on the interim pricing. The amount we received that is subject to a retroactive adjustment was recorded as deferred revenue, and was never recognized by us as revenue. We are engaged in discussions with Boeing concerning how to determine the subsequent B787-9 and initial B787-10 prices, and have not yet reached agreement. Our ability to successfully negotiate fair and equitable prices for these models as well as overall B787 delivery volumes and rate investments and our ability to achieve forecasted cost improvements on all B787 models are key factors in achieving the projected financial performance for this program.
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
Boeing Legacy Programs
On April 8, 2014, we entered into a Memorandum of Agreement with Boeing that established pricing terms for the B737, B747, B767 and B777 programs for the period commencing on April 1, 2014 and ending on December 31, 2015, under the Company's long-term supply contract with Boeing covering products for such programs. The new pricing terms were not applied to the period prior to April 1, 2014. The new prices do not apply to the 737 MAX, for which recurring pricing has not yet been agreed. Since the parties have been unable to agree upon pricing on the B737, B747, B767 and B777 platforms for the periods beyond 2015, an interim payment mechanism has been triggered for deliveries under the Supply Agreement commencing January 1, 2016. This interim payment mechanism is based upon existing prices, adjusted using a quantity-based price adjustment formula and specified annual escalation. The interim payment mechanism is subject to adjustment when follow-on pricing is agreed upon. Prices for commercial derivative models are to be negotiated in good faith by the parties based on then-prevailing market conditions. If the parties cannot agree on price, then they must engage in dispute resolution pursuant to agreed-upon procedures.
Program Inventory
Program inventory as a percentage of total assets was 31%, 34% and 36% at December 31, 2015, 2014 and 2013, respectively. The change in inventory in 2015 was primarily due to a decline in inventory for the Boeing B787 program driven by the amortization of capitalized pre-production, partially offset by an increase in inventory for the A350XWB program, primarily driven by an increase in deferred production. Under percentage-of-completion method of contract accounting, investments in new and maturing contracts, including contractual pre-production costs and recurring production costs in excess of the projected average cost to manufacture all units in the contract block, initially accumulate in inventory for the related contract. Typically once production has reached a point where the cost to produce a shipset falls below such projected average cost, the inventory balance for such program begins to decrease. Deferred inventory costs are evaluated for recoverability through their inclusion in the total costs used in the calculation of each contract block's estimated profit margin. When the estimated total contract block costs exceed total estimated contract block revenues, a forward loss is recorded and an inventory reserve is established.
Divestiture of Gulfstream G280 and G650 Work Packages
In December 2014, we entered into an agreement to transfer the Gulfstream G280 and G650 wing work packages at our Oklahoma facilities to Triumph. Spirit paid Triumph $160.0 million in cash at closing of the transaction, which occurred on December 30, 2014. We continue to supply certain parts and services to Triumph under a supply agreement entered into in connection with the transaction.

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
Use of Estimates
The preparation of the Company's financial statements in conformity with GAAP requires management to use estimates and assumptions. The results of these estimates form the basis for making judgments which may affect the reported amounts of assets and liabilities, including the impacts of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period.
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
Revenues and Profit Recognition
A significant portion of the Company's revenues are recognized under long-term, volume-based pricing contracts, requiring delivery of products over several years. The Company recognizes revenue under the contract method of accounting and records sales and profits on each contract in accordance with the percentage-of-completion method of accounting, primarily using the units-of-delivery method. The units-of-delivery method recognizes revenue based upon the number of units delivered during a period based upon contract price, as under this method expenditures are recognized as the cost allocable to the delivered units. Costs allocable to undelivered units are reported in the balance sheet as inventory. The method is used in circumstances in which an entity produces units of a basic product under production-type contracts in a continuous or sequential production process to buyers' specifications. Recurring long-term production contracts are usually divided into contract blocks for this purpose, with each block treated as a separate contract for "units-of-delivery" production-type contract accounting purposes.
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
Revenues from non-recurring design work are recognized based on substantive milestones or use of the cost-to-cost method, that are indicative of our progress toward completion depending on facts and circumstances. We follow the requirements of Financial Accounting Standards Board ("FASB") authoritative guidance on accounting for the performance of construction-type and certain production-type contracts (the contract method of accounting), and uses the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impacts of revisions in estimates are recognized immediately when changes in estimated contract profitability become known.
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
Estimates of revenues and costs for our contract blocks span a period of multiple years and are based on a substantial number of underlying assumptions. We believe that the underlying assumptions are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the revenue and cost streams can be significant if the assumptions change. Estimates of profit margins for contract accounting blocks are typically reviewed at least annually or at an earlier point if evidence suggests a change in margin may be necessary. Assuming the initial estimates of sales and costs under the contract block are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract block. Changes in these underlying estimates due to revisions in sales and cost estimates may result in profit margins being recognized unevenly over a contract block as such changes are accounted for on a cumulative basis in the period estimates are revised, which we refer to as cumulative catch-up adjustments. The Company's estimate at completion estimating process is not solely an accounting process, but is instead an integrated part of the management of our business, involving numerous personnel in our planning, production control, contracts, cost management, supply chain and program and business management functions.
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
Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant statement of work changes considered not reimbursable by the customer can also cause pre-production costs to be incurred. These costs are typically recovered over a certain number of shipset deliveries. Capitalized pre-production may be amortized over multiple blocks.
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
Based on an evaluation of both the positive and negative evidence available, management determined that it was necessary to establish a valuation allowance against our net U.S. deferred tax assets in 2013. The Company had experienced significant cumulative operating losses which were a result of forward losses recorded on certain development programs. The valuation allowance was established based on our conclusion that it was more likely than not that these deferred tax assets would not be realized. The more likely than not conclusion was based primarily on the fact that our operating losses resulted in a three-year cumulative loss position, and that estimates of future taxable income at that time were difficult to reasonably predict based upon forward losses that had been recorded on development programs and the maturity of those programs. Our conclusion was that the cumulative three-year operating losses were significant negative evidence which was difficult to overcome. Given the objectively verifiable negative evidence of a three-year cumulative loss and the weighting of all available positive evidence, including objectively verifiable favorable performance on certain mature programs, we excluded projected taxable income (aside from reversing taxable temporary differences) from our assessment of income that could be used as a source of taxable income to realize our deferred tax assets.
Throughout 2014 and through the first three quarters of 2015, the Company's trends were consistently improving operating profits, no material new forward losses, generation of positive taxable income exclusive of the impact of the Gulfstream divestiture in 2014, and utilization of underlying deferred tax assets. In line with accounting guidance, the utilization of underlying deferred tax assets and positive taxable income led to the reversal of a portion of the valuation allowance that was originally established in 2013.
Even though positive trends were emerging, based on continued evaluation of all available positive and negative evidence, including the continued existence of the three-year cumulative loss position through the second quarter of 2015, we believed it prudent to maintain the valuation allowance as of the second quarter of 2015.
In the third quarter of 2015, consistent with each quarter since the establishment of the valuation allowance, management performed an evaluation of all available positive and negative evidence to determine whether it was appropriate to maintain the valuation allowance in full, release a portion of the valuation allowance based upon utilization, or fully release the remaining valuation allowance. The key sources of evidence that management considered for the third quarter of 2015 are outlined below:
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

•
The Company had existing long-term life of program contracts with firm backlog of approximately $46.9 billion, a substantial portion of which relates to mature U.S. programs with demonstrated recurring performance.

•
The Company’s projections forecast U.S. pre-tax book income and U.S. taxable profits, adjusted for permanent items for future years. The U.S. taxable profits, adjusted for permanent items were projected to provide sufficient capacity to fully realize all remaining gross U.S. deferred tax assets.

•
The Company had seven consecutive quarters of sustained, demonstrated performance consistent with forecasted results, excluding the loss realized on the Gulfstream divestiture, realized no material new forward losses on development programs, and established a positive history of meeting or exceeding EPS guidance expectations.

•
The Company remediated its historical material weaknesses related to contract estimates at December 31, 2014, which when combined with the other positive evidence above, allowed us to reasonably rely upon future forecasts.

Negative evidence

•
The Company assessed various areas of risk to future operating results, including development program risks, customer/vendor claims, and the uncertainty regarding the timing and final outcome of the resolution of contractual negotiations with key customers.

Based on an evaluation of both the positive and negative evidence available, management determined that it was appropriate to release nearly all of the remaining valuation allowance against its net U.S. deferred tax assets that remained from 2013 as of October 1, 2015. The remainder of the net U.S. deferred tax asset valuation allowance was released on December 31, 2015, which resulted in a total decrease of $241.9 million in 2015.
Additionally, the Company maintains a $14.4 million valuation allowance against separate company state income tax credits and other U.S. issues and $0.7 million for other foreign issues which is a decrease of $1.7 million from the prior year.
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
Stock-Based Compensation and Other Share-Based Payments
Many of the Company's employees are participants in various stock compensation plans. The Company accounts for stock option plans, restricted share plans and other stock-based payments in accordance with FASB authoritative guidance pertaining to share-based payment. The expense attributable to the Company's employees is recognized over the period the amounts are earned and vested, as described in Note 15, "Stock Compensation."
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
New Accounting Standards
For a listing of new accounting standards see Note 2, "Summary of Significant Accounting Policies - New Accounting Standards."

Results of Operations
The following table sets forth, for the periods indicated, certain of our operating data:

	Twelve Months Ended
	December 31, 2015(1)	December 31, 2014(1)(2)	December 31, 2013(2)
	($ in millions)
Net revenues	$6,643.9	$6,799.2	$5,961.0
Cost of sales	5,532.3	5,711.0	6,059.5
Selling, general and administrative expenses	220.8	233.8	200.8
Impact from severe weather event	—	—	30.3
Research and development	27.8	29.3	34.7
Loss on divestiture of programs (see Note 26)	—	471.1	—
Operating income (loss)	863.0	354.0	(364.3)
Interest expense and financing fee amortization	(52.7)	(88.1)	(70.1)
Other (expense) income, net	(2.2)	(3.5)	3.6
Income (loss) before income taxes and equity in net income (loss) of affiliate	808.1	262.4	(430.8)
Income tax (provision) benefit	(20.6)	95.9	(191.1)
Income (loss) before equity in net income of affiliate	787.5	358.3	(621.9)
Equity in net income of affiliate	1.2	0.5	0.5
Net income (loss)	$788.7	$358.8	$(621.4)
_______________________________________

(1)	See "Twelve Months Ended December 31, 2015 as Compared to Twelve Months Ended December 31, 2014" for detailed discussion of operating data.

(2)	See "Twelve Months Ended December 31, 2014 as Compared to Twelve Months Ended December 31, 2013" for detailed discussion of operating data.

Comparative shipset deliveries by model are as follows:

	Twelve Months Ended
Model	December 31, 2015	December 31, 2014	December 31, 2013
B737	502	493	442
B747	15	18	19
B767	18	14	15
B777	102	99	99
B787	126	118	65
Total Boeing	763	742	640
A320 Family(1)	494	505	506
A330/340(2)	77	113	113
A350	37	16	8
A380	24	29	34
Total Airbus	632	663	661
Business/Regional Jets(3)	62	140	97
Total	1,457	1,545	1,398
_______________________________________

(1)	2013 A320 deliveries have been updated for the purpose of measuring wing shipset deliveries, from weighted average to total shipset.

(2)	Airbus publicly announced reduction in A330 production rate.

(3)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.
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
Net revenues by prime customer are as follows:

	Twelve Months Ended
Prime Customer	December 31, 2015	December 31, 2014	December 31, 2013
Boeing	$5,596.6	$5,619.9	$5,022.6
Airbus	760.5	710.4	595.1
Other(1)	286.8	468.9	343.3
Total net revenues	$6,643.9	$6,799.2	$5,961.0
_______________________________________

(1)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.

Changes in Estimates
During the twelve months ended December 31, 2015, we recognized total changes in estimates of $52.4 million which includes favorable cumulative catch-up adjustments related to periods prior to 2015 of $41.6 million and favorable changes in estimates on loss programs of $10.8 million, net of forward loss charges of $6.9 million. Favorable cumulative catch-up adjustments for the periods prior to 2015 and changes in estimates on loss programs were primarily driven by productivity and efficiency improvements, favorable cost performance, mitigation of risk, benefits from increased production rates related to the absorption of fixed costs and favorable pricing negotiations on a maturing program. Forward loss charges were due to a production rate decrease on a mature program.
During the twelve months ended December 31, 2014, we recognized total changes in estimates of $86.5 million which includes favorable cumulative catch-up adjustments related to periods prior to 2014 of $60.4 million and favorable changes in estimates on loss programs of $26.1 million, net of forward loss charges of $1.2 million. Favorable cumulative catch-up adjustments for the periods prior to 2014 and changes in estimates on loss programs were primarily driven by productivity and efficiency improvements, favorable cost performance, mitigation of risk, benefits from increased production rates related to the absorption of fixed costs, increased statement of work on mature programs and favorable pricing negotiations on a maturing program.
During the twelve months ended December 31, 2013, we recognized total changes in estimates of ($1,037.8) million which includes $95.5 million of favorable cumulative catch-up adjustments related to periods prior to 2013 primarily driven by productivity and efficiency improvements and favorable cost performance on mature programs, offset by $1,133.3 million of forward loss charges on several programs. We recorded a forward loss charge of $422.0 million on the B787 program primarily due to revised cost estimates to reflect the Company's evaluation of near-term achievable cost reductions and continued deterioration in labor performance at the Tulsa facility related to the transition to the B787-9 derivative. Additionally, $529.2 million of forward losses were recorded on the wing Other Platforms primarily due to continued deterioration in labor performance at the Tulsa facility, underperformance with respect to supply chain cost reduction and settlement of contractual items on the Gulfstream wing programs. Further, $111.3 million of forward losses were recorded on the A350 XWB wing program due to production inefficiencies mostly driven by early development discovery and engineering change to the aircraft design, higher than expected test and transportation costs and the execution of an agreement with Airbus in 2013 regarding the work scope for the design and tooling related to the -1000 derivative.

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
Twelve Months Ended December 31, 2015 as Compared to Twelve Months Ended December 31, 2014
Net Revenues.    Net revenues for the twelve months ended December 31, 2015 were $6,643.9 million, a decrease of $155.3 million, or 2%, compared with net revenues of $6,799.2 million for the prior year. The decrease was primarily due to $407.2 million of lower net revenues resulting from the divestiture of the Gulfstream G280 and G650 wing work packages in December 2014, lower net revenues recognized on the B787 program in accordance with pricing terms under the B787 Supply Agreement, lower net revenues on the A320 program primarily due to unfavorable foreign currency exchange rate fluctuations and lower Global Customer Support and Services activity. These decreases were partially offset by $230.6 million of higher net revenues on the A350 XWB and B737 programs due to higher production deliveries. Approximately 95% of Spirit’s net revenues in 2015 came from our two largest customers, Boeing and Airbus.
Deliveries to Boeing increased by 3% to 763 shipsets during 2015, compared to 742 shipsets delivered in the prior year primarily due to higher production of the B737 and B777. Deliveries to Airbus decreased by 5% to 632 shipsets during 2015, compared to 663 shipsets delivered in the prior year, primarily driven by Airbus' reduction of the A330 production rate and fewer deliveries of the A320 due to timing of customer demands, offset by higher production of the A350 XWB. Production deliveries of business/regional jet wing and wing components decreased by 56% to 62 shipsets during 2015, compared to 140 shipsets delivered in the prior year primarily due to the divestiture of the G280 and G650 wing work packages in December 2014. In total, shipset deliveries decreased 6% to 1,457 shipsets in 2015 compared to 1,545 shipsets in 2014.
Cost of Sales.    Cost of sales as a percentage of net revenues was 83% for the twelve months ended December 31, 2015, as compared to 84% in the prior year. The slight decrease in cost of sales as a percentage of net revenues was primarily driven by favorable labor and material cost performance on mature programs, including a favorable impact of fixed overhead absorption as a result of higher production rates as well as favorable supply chain initiatives. In 2015, we recorded $41.6 million of favorable cumulative catch-up adjustments related to periods prior to 2015, primarily driven by productivity and efficiency improvements on mature programs, as well as $10.8 million of net favorable changes in estimates on loss programs. In 2014, we recorded $60.4 million of favorable cumulative catch-up adjustments related to periods prior to 2014 and $26.1 million of net favorable changes in estimates on loss programs, partially offset by a $6.0 million charge related to reduction in workforce activities.
SG&A and Research and Development.    SG&A expense was $13.0 million lower for the twelve months ended December 31, 2015, as compared to the same period in the prior year. The decrease was primarily due to lower consulting and legal fees incurred during 2015. Additionally, in 2014 we had a higher write-off of uncollectible accounts receivable compared to 2015. Research and development expense for the twelve months ended December 31, 2015 was $1.5 million lower compared to the same period in the prior year.
Operating Income.    Operating income for the twelve months ended December 31, 2015 was $863.0 million, which was $509.0 million higher than operating income of $354.0 million for the prior year.
Interest Expense and Financing Fee Amortization.    Interest expense and financing fee amortization for the twelve months ended December 31, 2015 includes $45.8 million of interest and fees paid or accrued in connection with long-term debt and $6.9 million in amortization of deferred financing costs and original issue discount, compared to $64.8 million of interest and fees paid or accrued in connection with long-term debt and $23.3 million in amortization of deferred financing costs and original issue discount for the prior year. As a result of Amendment No. 5 to our senior secured credit facility, interest expense for the twelve months ended December 31, 2015 includes lower interest expense on our term loan compared to the same period in the prior year. During the twelve months ended December 31, 2014, we recognized a charge of $22.3 million for the write-down of deferred financing costs, original issue discount, third party fees and the call premium resulting from the financing activities undertaken during 2014, which included Amendment No. 3 to our senior secured credit facility and the redemption of our 2017 Notes using proceeds from the issuance of our 2022 Notes.
Other Expense, net.    Other expense, net for the twelve months ended December 31, 2015 was $2.2 million, as compared to $3.5 million for the same period in the prior year. Other expense during 2015 was primarily driven by foreign exchange rate gains and losses as the British Pound value fluctuated against the U.S. Dollar, partially offset by income from our Kansas Development Finance Authority (KFDA) bonds. We recognized foreign currency losses on an intercompany revolver and long-term contractual rights and obligations, as well as trade and intercompany receivables and payables which are denominated in a currency other than the entity's functional currency.
Provision for Income Taxes.   The income tax provision for the twelve months ended December 31, 2015, was $20.6 million compared to ($95.9) million for the prior year. The 2015 effective tax rate was 2.6% as compared to (36.5%) for 2014. The difference in the effective tax rate recorded for 2015 as compared to 2014 is primarily related to a higher valuation allowance release in 2015. Additionally, the effect of lower tax reserves, higher U.S. pre-tax income in 2015 and the effect it has on various credits and other permanent tax items contributed to the year over year effective tax rate difference. The decrease from the U.S. statutory tax rate is primarily attributable to the release of the net U.S. deferred tax asset valuation allowance, domestic production activities deduction and foreign rates less than U.S.
Segments.    The following table shows segment revenues and operating income for the twelve months ended December 31, 2015, 2014 and 2013:

	Twelve Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	($ in millions)
Segment Revenues
Fuselage Systems	$3,447.0	$3,354.9	$2,861.1
Propulsion Systems	1,750.7	1,737.2	1,581.3
Wing Systems	1,437.7	1,695.9	1,502.5
All Other	8.5	11.2	16.1
	$6,643.9	$6,799.2	$5,961.0
Segment Operating Income (Loss)(1)
Fuselage Systems	$607.3	$557.3	$89.6
Propulsion Systems	378.2	354.9	249.5
Wing Systems	178.5	244.6	(402.1)
All Other	1.3	3.4	4.4
	1,165.3	1,160.2	(58.6)
Corporate SG&A(2)	(220.8)	(233.8)	(200.8)
Unallocated impact from severe weather event	—	—	(30.3)
Research and development(3)	(27.8)	(29.3)	(34.7)
Unallocated cost of sales(4)	(53.7)	(72.0)	(39.9)
Loss on divestiture of programs (see Note 26)	—	(471.1)	—
Total operating income (loss)	$863.0	$354.0	$(364.3)
_______________________________________

(1)
Inclusive of forward losses, changes in estimates on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2015, 2014 and 2013 are further detailed in the segment discussions below and in Note 3, "Changes in Estimates."

(2)
For 2013, corporate SG&A charges of $6.8 million, $5.6 million and $6.9 million were reclassified from segment operating income for Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

(3)
For 2013, research and development charges of $12.7 million, $8.1 million and $5.0 million were reclassified from segment operating income for Fuselage, Propulsion and Wing Systems, respectively, to conform to current year presentation.

(4)
For 2015, includes charges of $40.7 million, $0.8 million, and $6.4 million related to warranty reserve, reduction in workforce and unallocated inventory write-offs, respectively. For 2014, includes charges of $52.7 million, $6.0 million, and $10.3 million related to warranty reserve, reduction in workforce and unallocated inventory write-offs, respectively. In 2013, includes charges of $38.1 million, $17.8 million, and $1.6 million related to warranty reserve adjustments, reduction in workforce and early retirement incentives, respectively, as well as gains related to pension activity of $15.4 million.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 26%, 22% and less than 1%, respectively, of our net revenues for the twelve months ended December 31, 2015.
Fuselage Systems.    Fuselage Systems segment net revenues for the twelve months ended December 31, 2015 were $3,447.0 million, an increase of $92.1 million, or 3%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries on the A350 XWB and B737 programs and higher non-recurring net revenues on several Boeing programs, partially offset by lower net revenues recognized on the B787 program, lower non-recurring revenues recognized on the A350 XWB program and resolution of historical non-conformance claims, which was treated as contra-revenue.

Fuselage Systems segment operating margins were 18% for the twelve months ended December 31, 2015, compared to 17% for the same period in the prior year, with the increase primarily driven by favorable labor and material cost performance on mature programs, including a favorable impact of fixed overhead absorption as a result of higher production rates. In 2015, the segment recorded favorable cumulative catch-up adjustments of $16.1 million driven by productivity and efficiency improvements on mature programs and favorable supply chain initiatives, as well as $8.7 million of favorable changes in estimates on loss programs, partially offset by the resolution of historical customer and supplier claims. In comparison, during 2014, the segment recorded favorable cumulative catch-up adjustments of $14.8 million driven by productivity and efficiency improvements on mature programs, as well as $9.9 million of favorable changes in estimates on loss programs.
Propulsion Systems.    Propulsion Systems segment net revenues for the twelve months ended December 31, 2015 were $1,750.7 million, an increase of $13.5 million, or 1%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries on the B737 and BR725 programs, partially offset by lower non-recurring net revenues and lower Global Customer Support and Services sales. Propulsion Systems segment operating margins were 22% for the twelve months ended December 31, 2015, compared to 20% for the same period in the prior year, primarily driven by favorable labor and material cost performance on mature programs, including a favorable impact of fixed overhead absorption as a result of higher production rates. In 2015, the segment recorded favorable cumulative catch-up adjustments of $22.8 million driven by productivity and efficiency improvements on mature programs, as well as favorable changes in estimates on loss programs of $2.4 million. In comparison, during 2014, the segment recorded favorable cumulative catch-up adjustments of $18.8 million driven by productivity and efficiency improvements on mature programs, as well as $16.5 million of favorable changes in estimates on loss programs.
Wing Systems.    Wing Systems segment net revenues for the twelve months ended December 31, 2015 were $1,437.7 million, a decrease of $258.2 million, or 15%, compared to the same period in the prior year. The decrease in net revenues was primarily due to the divestiture of the G280 and G650 wing work packages in December 2014, lower net revenues on the A320 program primarily due to unfavorable foreign currency exchange rate fluctuations and lower net revenues on the B787 and B777 programs, partially offset by higher production deliveries on the A350 XWB program and sales of wing kits to Triumph under the supply agreement entered into in connection with the divestiture of the G280 and G650 wing work packages in December 2014. Wing Systems segment operating margins were 12% for the twelve months ended December 31, 2015, compared to 14% for the same period in the prior year. In 2015, the segment recorded favorable cumulative catch-up adjustments of $2.7 million offset by net forward loss charges of $0.3 million. In 2014, the segment recorded favorable cumulative catch-up adjustments of $26.8 million driven by productivity and efficiency improvements on mature programs, partially offset by forward loss charges of $0.3 million.
All Other.    All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the twelve months ended December 31, 2015, All Other segment net revenues were $8.5 million, a decrease of $2.7 million compared to the same period in the prior year, primarily due to lower sundry sales. The All Other segment recorded 15% operating margins for the twelve months ended December 31, 2015.
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
Cost of Sales.    Cost of sales as a percentage of net revenues was 84% for the twelve months ended December 31, 2014, as compared to 102% in the prior year. In 2014 we recorded $60.4 million in favorable cumulative catch-up adjustments related to periods prior to 2014, primarily driven by productivity and efficiency improvements on mature programs. Cost of sales for the twelve months ended December 31, 2014 also takes into account $26.1 million of favorable changes in estimates on loss programs, partially offset by a $6.0 million charge related to reduction in workforce activities. In comparison, for the twelve months ended December 31, 2013 we recorded forward loss charges of $1,133.3 million and a $17.8 million charge related to reduction in workforce activities. These charges were partially offset by a favorable $95.5 million cumulative catch-up adjustment related to periods prior to 2013 driven by productivity and efficiency improvements on mature programs as well as a pension related gain of $17.2 million due to gains on curtailment and special termination benefits.
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
Operating Income (Loss).    Operating income for the twelve months ended December 31, 2014 was $354.0 million, which was $718.3 million higher than operating loss of $364.3 million for the prior year. The increase in operating income was primarily driven by the absence of charges similar in nature to those recorded in 2013, which are discussed above, in addition to productivity and efficiency improvements, favorable cost performance, mitigation of risk, benefits from increased production rates related to the absorption of fixed costs, increased statement of work on mature programs and favorable pricing negotiations on a maturing program. Operating income in 2014 was favorably impacted by changes in estimates on loss programs of $26.1 million and a $60.4 million favorable cumulative catch-up adjustments related to periods prior to 2014. These favorable items were offset by a $471.1 million loss on divestiture of programs.
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
Provision for Income Taxes.  The income tax provision for the twelve months ended December 31, 2014, was ($95.9) million compared to $191.1 million for the prior year. The 2014 effective tax rate was (36.5%) as compared to (44.4%) for 2013. The difference in the effective tax rate recorded for 2014 as compared to 2013 is primarily related to release of a substantial amount of deferred tax valuation allowance for the underlying deferred tax assets for the respective Gulfstream programs which were utilized once the transaction was closed, decreased losses in the U.S., the Malaysia tax reserve release, and the extension of the U.S. Research Tax Credit on December 19, 2014. The decrease from the U.S. statutory tax rate is primarily attributable to the same factors.
Fuselage Systems.    Fuselage Systems segment net revenues for the twelve months ended December 31, 2014 were $3,354.9 million, an increase of $493.8 million, or 17%, compared to the same period in the prior year. The increase in net revenues was primarily due to increased production rates on several Boeing models including the B737 and B787, and the A350 XWB program as well as higher net revenues for non-recurring design and development activities on the A350 XWB, Sikorsky CH-53K and Bell V280 programs. These increases were partially offset by fewer deliveries of the B747 and B767 models and lower net revenues for non-recurring design and development activities on the B787 and B767 non-recurring programs. Fuselage Systems posted segment operating margins of 17% for the twelve months ended December 31, 2014 compared to 3% for the same period in the prior year. During 2014, the segment recorded favorable cumulative catch-up adjustments of $14.8 million driven by productivity and efficiency improvements on mature programs and net favorable changes in estimates on loss programs of $9.9 million. In comparison, during 2013, the segment recognized forward loss charges of $489.6 million, partially offset by favorable cumulative catch-up adjustments of $60.1 million related to periods prior to 2013 driven by productivity and efficiency improvements on mature programs.
Propulsion Systems.    Propulsion Systems segment net revenues for the twelve months ended December 31, 2014 were $1,737.2 million, an increase of $155.9 million, or 10%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production rates on several Boeing models, including the B737 and B787, partially offset by fewer deliveries of the B747 and B767 models. In addition, the Propulsion Systems segment posted higher non-recurring net revenues for the B737 MAX and B787 non-recurring programs and higher aftermarket sales. Propulsion Systems posted segment operating margins of 20% for the twelve months ended December 31, 2014, up from 16% segment operating margins for the same period in the prior year. In 2014, the segment recorded favorable cumulative catch-up adjustments of $18.8 million driven by productivity and efficiency improvements on mature programs and favorable changes in estimates on loss programs of $16.5 million. In comparison, during 2013, the segment recorded forward loss charges of $56.2 million. These charges were partially offset by favorable cumulative catch-up adjustments related to periods prior to 2013 of $30.0 million driven by productivity and efficiency improvements on mature programs.
Wing Systems.    Wing Systems segment net revenues for the twelve months ended December 31, 2014 were $1,695.9 million, an increase of $193.4 million, or 13%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production rates on several Boeing and Airbus programs, partially offset by lower non-recurring revenue. In addition, the Wing Systems segment posted higher revenues on Gulfstream programs. Wing Systems posted segment operating margins of 14% for the twelve months ended December 31, 2014, up from segment operating margins of (27)% for the same period in the prior year, excluding the loss from divestiture of the Gulfstream programs. In 2014, the segment recorded favorable cumulative catch-up adjustments of $26.8 million driven by productivity and efficiency improvements on mature programs, partially offset by a forward loss of $0.3 million. In comparison, during 2013, the segment recorded forward loss charges of $587.5 million partially offset by favorable cumulative catch-up adjustments of $5.4 million for periods prior to 2013 driven by productivity and efficiency improvements on mature programs.
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

Liquidity and Capital Resources
The primary sources of our liquidity include cash on hand, cash flow from operations, which includes receivables from customers and borrowings available under our revolving credit facility. Additionally, we may receive advance payments from customers and proceeds from asset sales. Our liquidity requirements are driven by our long-cycle business model. Our business model is comprised of four to six year non-recurring investment periods, which include design and development efforts, followed by recurring production, in most cases, through the life of the contract, which could extend beyond twenty years. The non-recurring investment periods require significant outflows of cash as we design the product, build tooling, purchase equipment and build initial production inventories. These activities could be funded partially through customer advances and milestone payments, which are offset against revenue as production units are delivered in the case of customer advances, or recognized as revenue as milestones are achieved in the case of milestone payments. The remaining funds needed to support non-recurring programs come from predictable cash inflows from our mature programs that are in the recurring phase of the production cycle. The non-recurring investment period typically ends concurrently with initial deliveries of completed aircraft by our customers, which indicates that a program has entered into the recurring production phase. When a program reaches steady recurring production, it typically results in long-term generation of cash from operations. As part of our business model, we have continuously added new non-recurring programs, which are supported by mature programs that are in the steady recurring phase of the production cycle to promote growth.
In July 2015, our Board of Directors authorized a share repurchase program for the purchase of up to $350.0 million of the Company's common stock by December 31, 2017. During 2015, we repurchased 5.7 million shares of our class A common stock for $300.0 million and in January 2016, we repurchased an additional 1.0 million shares of our common stock, utilizing the remaining $50.0 million authorized by the Board of Directors for repurchase. On January 27, 2016, our Board of Directors authorized an additional share repurchase program for the purchase of up to $600.0 million of the Company's common stock. Repurchases may be made intermittently through December 31, 2017.
As of December 31, 2015, we had $957.3 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our revolving credit facility. We had no outstanding balances under our revolving credit facility at the end of 2015. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.
Cash Flows
The following table provides a summary of our cash flows for the twelve months ended December 31, 2015, 2014 and 2013:

	For the Twelve Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	($ in millions)
Net income (loss)	$788.7	$358.8	$(621.4)
Adjustments to reconcile net income (loss)	31.0	665.9	343.0
Changes in working capital	470.0	(663.1)	539.0
Net cash provided by operating activities	1,289.7	361.6	260.6
Net cash used in investing activities	(357.4)	(239.6)	(268.2)
Net cash used in financing activities	(351.1)	(164.2)	(13.9)
Effect of exchange rate change on cash and cash equivalents	(1.8)	(0.6)	1.5
Net (decrease) increase in cash and cash equivalents for the period	579.4	(42.8)	(20.0)
Cash and cash equivalents, beginning of period	377.9	420.7	440.7
Cash and cash equivalents, end of period	$957.3	$377.9	$420.7

Twelve Months Ended December 31, 2015 as Compared to Twelve Months Ended December 31, 2014
Operating Activities.    For the twelve months ended December 31, 2015, we had a net cash inflow of $1,289.7 million from operating activities, an inflow increase of $928.1 million, compared to a net cash inflow of $361.6 million for the prior year. The increase in net cash inflow during 2015 as compared to 2014 was primarily driven by increased customer receipts of deferred revenue and advance payments, net tax refunds, the absence of a $160.0 million cash transfer made in 2014 related to the divestiture of our Gulfstream programs, positive settlements with customers, and improved operational performance. During 2015, deferred revenue and advance payments received were higher by $390.7 million compared to 2014, which includes receipt of $192.0 million in 2015 under the B787 interim pricing agreement, which we did not recognize as revenue. Net tax refunds received during 2015 were $69.7 million, an increase of $160.7 million, compared to net tax payments of approximately $91.0 million during the same period in the prior year.
Investing Activities.    For the twelve months ended December 31, 2015, we had a net cash outflow of $357.4 million from investing activities, an increase in outflow of $117.8 million, compared to a net cash outflow of $239.6 million for the prior year. The increase in net cash outflow was primarily driven by an increase in capital expenditures of $139.9 million during 2015 compared to 2014 due to higher investments in capital to support increasing production rates.
Financing Activities.    For the twelve months ended December 31, 2015, we had a net cash outflow of $351.1 million for financing activities, an increase in outflow of $186.9 million as compared to a net cash outflow of $164.2 million for the same period in the prior year. During 2015, the Company repurchased 5.7 million shares of its class A common stock for $300.0 million. Additionally, during 2015, we entered into Amendment No. 5 to our senior secured Credit Agreement which resulted in debt issuance costs of $4.7 million. During 2014, we entered into Amendment No. 3 to our senior secured Credit Agreement and redeemed our 2017 Notes using proceeds from the issuance of our 2022 Notes. Debt issuance costs in 2014 totaled $20.8 million and included third party fees and tender and consent fees. In connection with a secondary offering by Onex and certain other stockholders during 2014, we repurchased 4 million shares of class A common stock for $129.2 million. In 2015, payments on debt other than the financing activity were $36.5 million compared to $16.8 million in the same period in the prior year.
Twelve Months Ended December 31, 2014 as Compared to Twelve Months Ended December 31, 2013
Operating Activities.    For the twelve months ended December 31, 2014, we had a net cash inflow of $361.6 million from operating activities, an inflow increase of $101.0 million, compared to a net cash inflow of $260.6 million for the prior year. The increase in net cash inflow during 2014 as compared to 2013 was primarily driven by improved operational performance and timing of vendor payments and receivables from customers, offset by a $160.0 million cash transfer related to the divestiture of our Gulfstream programs and cash tax payments of approximately $91.0 million. In comparison, for the same period in the prior year, net cash provided by operating activities was primarily driven by inventory growth on new and maturing programs, timing of vendor payments and receivables from customers and tax payments of $69.4 million.
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
Future Cash Needs and Capital Spending
Our primary future cash needs will consist of working capital, debt service, research and development, capital expenditures, and potential share repurchases, dividend payments, merger and acquisition or disposition activities. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs, including the B737, B787, A320 and A350 XWB programs. In response to announced customer production rate increases, we are evaluating various plans to relieve capacity constraints. We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Capital expenditures for the twelve months ended December 31, 2015 totaled approximately $360.1 million, as compared to $220.2 million for the same period in 2014 as we increased investment in capital to support increasing production rates. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, borrowings available under our revolving credit facility and proceeds from asset sales, if any.
In July 2015, our Board of Directors authorized a share repurchase program authorizing the purchase of up to $350.0 million of our common stock by December 31, 2017.
During the twelve months ended December 31, 2015, the Company repurchased 5.7 million shares of its class A common stock for $300.0 million. The Company had remaining authorization from our Board of Directors for a total of $50.0 million in future common share repurchases under our share repurchase program as of December 31, 2015, which we used in January 2016 through the repurchase of 1.0 million shares of our class A common stock.
In January 2016, the Board of Directors of the Company authorized an additional share repurchase program authorizing the purchase of up to $600.0 million of the Company's common stock. Repurchases may be made intermittently through December 31, 2017.
Pension and Other Post-Retirement Benefit Obligations
Our U.S. pension plan remained fully funded at December 31, 2015 and we anticipate non-cash pension income for 2016 to remain at or near the same level as 2015. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. Effective December 31, 2013, the BAE Aerostructures pension plan benefits were frozen due to an amendment which closed the plan. Our projected contributions to the U.K. pension plan for 2016 are zero. See Note 13, "Pension and Other Post-Retirement Benefits," for more information on the Company's pension plans.
Debt and Other Financing Arrangements
Senior Secured Credit Facilities.    On April 18, 2012, Spirit, as borrower, Spirit Holdings, as parent guarantor, and certain of its subsidiaries entered into a $1.2 billion senior secured Credit Agreement (the “Credit Agreement”) consisting of a $650.0 million revolving credit facility and a $550.0 million term loan B facility. On March 18, 2015, Spirit entered into Amendment No. 5 (the “Amendment”) to the Credit Agreement. The Amendment provided for a new $535.0 million senior secured term loan A (the “Term Loan”) with a maturity date of March 18, 2020, which replaced the term loan B which had an amount outstanding of approximately $534.9 million (the “Term Loan B”) that was scheduled to mature on September 15, 2020. The Term Loan bears interest, at Spirit’s option, at either LIBOR plus 1.75% or a defined “base rate” plus 0.75%, subject to adjustment to amounts between and including LIBOR plus 1.75% and LIBOR plus 2.50% (or amounts between and including base rate plus 0.75% and base rate plus 1.50%, as applicable) based on changes to Spirit’s debt-to-EBITDA ratio. The principal obligations under the Term Loan are to be repaid in equal quarterly installments of $6.7 million, with the remaining balance due at maturity of the Term Loan. The revolving credit facility matures March 18, 2020 and bears interest, at Spirit's option, at either LIBOR, or a defined "base rate" plus an applicable margin based on Spirit's debt-to-EBITDA ratio (see table below). The Amendment maintained substantially the same prepayment requirements and covenant structure under the Credit Agreement, and provided the Company with some additional flexibility with respect to certain activities. Spirit used the proceeds of the Term Loan to pay off the Term Loan B and to pay a portion of the fees and expenses payable in connection with the Amendment.
Substantially all of Spirit's assets, including inventory and property, plant and equipment, continue to be restricted and pledged as collateral for both the Term Loan and the revolving credit facility. As of December 31, 2015, the outstanding balance of the Term Loan was $508.3 million. As of December 31, 2014, the outstanding balance of the Term Loan B was $534.9 million and the carrying amount of the term loan was $534.4 million. As a result of extinguishment of the Term Loan B during the first quarter of 2015, the Company recognized a loss on extinguishment of debt of $3.6 million. Of this total charge, $3.1 million is reflected within amortization of deferred financing fees and $0.5 million is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2015. The amount outstanding under the revolving credit facility was zero as of December 31, 2015 and December 31, 2014.
In addition to paying interest on outstanding principal under the Credit Agreement, Spirit is required to pay an unused line fee on the unused portion of the commitments under the revolving credit facility based on Spirit's debt-to-EBITDA ratio (see table below). Spirit is required to pay letter of credit fees equal to the applicable margin for LIBOR rate revolving credit borrowings with respect to letters of credit issued under the revolving credit facility (see table below). Spirit is also required to pay to the issuing banks that issue any letters of credit, fronting fees in respect of letters of credit and customary administrative fees to the administrative agent. At December 31, 2015, Spirit had no letter of credit outstanding. The Company was subject to pricing tier 4 at December 31, 2015. The applicable pricing tier is evaluated and adjusted, if necessary, on a quarterly basis as the debt-to-EBITDA ratio fluctuates.

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
The Credit Agreement also contains the following financial covenants (as defined in the Credit Agreement):

Senior Secured Leverage Ratio	Shall not exceed 2.75:1.0
Interest Coverage Ratio	Shall not be less than 4.0:1.0
Total Leverage Ratio	Shall not exceed 4.0:1.0
As of December 31, 2015, Spirit was and expects to remain in full compliance with all covenants contained within the Credit Agreement through December 31, 2016.
Senior Notes.    In November 2010, the Company issued $300.0 million in aggregate principal amount of 6.75% Senior Notes due December 15, 2020 (the "2020 Notes"), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit's existing and future domestic subsidiaries that guarantee Spirit's obligations under Spirit's senior secured credit facility. The carrying value of the 2020 Notes was $300.0 million as of December 31, 2015.
In September 2009, the Company issued $300.0 million in aggregate principal amount of 7.50% Senior Notes due October 1, 2017 (the “2017 Notes”). On March 4, 2014, the Company commenced a cash tender offer to purchase any and all of the $300.0 million outstanding principal amount of its 2017 Notes and a consent solicitation to amend the indenture governing the 2017 Notes

(the "2017 Notes Indenture") and eliminate substantially all of the restrictive covenants and certain default provisions applicable to the 2017 Notes (the "Tender Offer"). Tender and consent fees related to the early extinguishment of debt was $9.4 million, which is included within debt issuance cost on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2014.

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

In March 2014, Spirit entered into a supplemental indenture to effect the proposed amendment to the 2017 Notes Indenture, when Spirit accepted for purchase $227.2 million aggregate of the 2017 Notes that were tendered prior to March 17, 2014 for an aggregate purchase price of $244.4 million inclusive of accrued and unpaid interest on the purchased 2017 Notes as of March 18, 2014. The supplemental indenture was binding on the 2017 Notes not purchased in the Tender Offer. The Tender Offer expired on March 31, 2014.

In March 2014, the Company issued the $300.0 million aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.5 million as of December 31, 2015.

On May 1, 2014, Spirit called for redemption of the $72.8 million aggregate of 2017 Notes outstanding following the expiration of the Tender Offer. The 2017 Notes were redeemed at a redemption price equal to 103.75% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date. Following the redemption, none of the 2017 Notes remained outstanding.
As of December 31, 2015, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2022 Notes through December 31, 2016.
Malaysian Facility Agreement.    The Company's wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD is party to a Facility Agreement for a term loan facility for Ringgit Malaysia ("RM") 69.2 million (approximately USD $20.0 million equivalent) (the "Malaysia Facility"). The Malaysia Facility requires quarterly principal repayments of RM3.3 million (approximately USD $1.0 million) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum. As of December 31, 2015 and December 31, 2014, the Malaysia Facility loan balance was $3.2 million and $6.7 million, respectively.
French Factory Capital Lease Agreement.    The Company's indirect wholly-owned subsidiary, Spirit AeroSystems France SARL is party to a capital lease agreement for €9.0 million (approximately USD $13.1 million equivalent) with a subsidiary of BNP Paribas Bank. Lease payments under the capital lease agreement are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of December 31, 2015 and December 31, 2014, the Saint-Nazaire capital lease balance was $7.3 million and $8.8 million, respectively.
Nashville Design Center Capital Lease Agreement.    In September 2012, the Company entered into a capital lease agreement for $2.6 million for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components. During the second quarter of 2015, the Company terminated its capital lease agreement for the design center, resulting in the capital lease balance at December 31, 2015 of zero. At December 31, 2014, the capital lease balance was $2.3 million.
Advances on the B787 Program.   Boeing has made advance payments to Spirit under the B787 Supply Agreement, which advance payments are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing which suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015 and any repayments which otherwise would have become due during such twelve-month period will offset the purchase price for shipset 1,001 through 1,120. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of December 31, 2015, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $515.7 million.

Advances on the A350 Fuselage Program.    In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012. The advance payments are offset against the recurring price of A350 XWB shipsets invoiced by Spirit, at a rate of $1.25 million per shipset. As of December 31, 2015, the amount of advance payments received under this Memorandum of Agreement and not yet repaid was approximately $170.0 million.
Credit Ratings
As of December 31, 2015, the Company's credit ratings were a BB, positive outlook by Standard & Poor's, and a Ba1, stable outlook by Moody's Investor Services.
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
Contractual Obligations:
The following table summarizes our contractual cash obligations as of December 31, 2015:

Contractual Obligations(1)(2)	2016	2017	2018	2019	2020	2021	2022 and After	Total
Principal payment on term loan	$26.7	$26.7	$26.8	$26.8	$401.3	$—	$—	$508.3
Interest on debt(3)	12.6	14.7	15.9	15.9	3.3	—	—	62.4
Long-term bonds	—	—	—	—	300.0	—	300.0	600.0
Interest on long-term bonds	36.0	36.0	36.0	36.0	36.0	15.8	7.9	203.7
Principal payment on Malaysian term loan	2.2	1.1	—	—	—	—	—	3.3
Non-cancelable capital lease payments	0.6	0.6	0.6	0.6	0.7	0.7	5.3	9.1
Non-cancelable operating lease payments	12.3	7.1	5.7	4.1	3.0	2.3	12.3	46.8
Other	8.3	9.4	1.9	1.9	0.6	0.2	7.9	30.2
Purchase obligations(4)	137.8	37.5	10.1	1.8	—	—	—	187.2
Total	$236.5	$133.1	$97.0	$87.1	$744.9	$19.0	$333.4	$1,651.0
_______________________________________

(1)
Does not include repayment of $909.3 million of B787 advances or deferred revenue credits to Boeing, or $183.5 million of Airbus advances or deferred revenue credits, which are reflected in our consolidated balance sheet as short-term and long-term liabilities. See Note 8, "Advance Payments and Deferred Revenue/Credits."

(2)
The $6.2 million of unrecognized tax benefit liability for uncertain tax positions has been excluded from this table due to uncertainty involving the ultimate settlement period. See Note 16, "Income Taxes."

(3)	Interest on our Term Loan was calculated for all years using the three-month LIBOR yield curve as of December 31, 2015 plus applicable margin.

(4)	Purchase obligations represent computing, tooling, and property, plant and equipment commitments as of December 31, 2015.
Off-Balance Sheet Arrangements
Other than operating leases disclosed in the notes to our financial statements included in this Annual Report, we have not entered into any off-balance sheet arrangements as of December 31, 2015.

Tax
The amount of current net U.S. and state tax receivables outstanding at December 31, 2015 was $0.6 million. In 2015, the company received a refund of $146.0 million for the previously submitted 2014 U.S. federal income tax estimated payments, a refund of $21.4 million related to the 2013 U.S. federal net operating loss carryback to 2011, a refund of $4.2 million related to the 2013 U.S. federal tax credit carryback to 2012 and refunds of $73.9 million related to the 2014 U.S. federal net operating loss carryback to 2012.
Expected Backlog
As of December 31, 2015, our expected backlog associated with large commercial aircraft, business and regional jet, and military equipment deliveries through 2021, calculated based on contractual and historical product prices and expected delivery volumes, was approximately $46.9 billion. This is an increase of $300.0 million from our corresponding estimate as of the end of 2014, reflecting the fact that Airbus and Boeing new orders exceeded deliveries in 2015. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing and Airbus announced backlog on our supply agreements. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2015 may not necessarily represent the actual amount of deliveries or sales for any future period.
Foreign Operations
We engage in business in various non-U.S. markets. As of December 31, 2015, we have a foreign subsidiary with one facility in the United Kingdom, which serves as a production facility, a production facility in Malaysia, a worldwide supplier base, and a repair center for the European and Middle-Eastern regions. We purchase certain components and materials that we use in our products from foreign suppliers and a portion of our products will be sold directly to foreign customers, including Airbus, or resold to foreign end-users (i.e., foreign airlines and militaries). In addition, we operate an assembly facility in Saint-Nazaire, France to receive and assemble center fuselage frame sections for the A350 XWB commercial aircraft from the facility in Kinston, North Carolina before they are shipped to Airbus.
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
For the twelve months ended December 31, 2015, our net revenues from direct sales to non-U.S. customers were approximately $934.9 million, or 14% of total net revenues for the same period. For the twelve months ended December 31, 2014, our net revenues from direct sales to non-U.S. customers were approximately $830.9 million, or 12% of total net revenues for the same period. For the twelve months ended December 31, 2013, our net revenues from direct sales to non-U.S. customers were approximately $806.1 million, or 13% of total net revenues for the same period.
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
Accounts receivable include amounts billed and currently due from customers, amounts earned but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending dispute resolution. For the twelve months ended December 31, 2015, approximately 84% of our net revenues were from sales to Boeing. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically not been material, we cannot guarantee that we will continue to experience the same credit loss rates in the future.
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
Commodity Price and Availability Risks
In our business we use various raw materials, including aluminum, titanium, steel and composites all of which can experience price fluctuations depending on market conditions. Substantial price increases could reduce our profitability. Although our supply agreements with Boeing and Airbus allow us to pass on certain abnormal increases in component and raw material costs to Boeing and Airbus in limited situations, we may not be fully compensated for such increased costs.
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
If one or more of our suppliers or subcontractors experiences delivery delays or other performance problems, we may be unable to meet commitments to our customers or incur additional costs. Any failure by our suppliers to provide acceptable raw materials, components, kits or subassemblies could adversely affect our production schedules and contract profitability. We assess qualification of suppliers and continually monitor them to control risk associated with such supply base reliance.
To a lesser extent, we also are exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, chemicals and freight. We utilize a range of long-term agreements to minimize procurement expense and supply risk in these areas.
Interest Rate Risks
As of December 31, 2015, we had no fixed rate debt and $508.3 million of variable rate debt outstanding as compared to $250.0 million of total fixed rate debt and $284.9 million of variable rate debt outstanding as of December 31, 2014. Borrowings under our Senior Secured Credit Facility bear interest that varies with LIBOR. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $5.2 million.
Currently we have no derivative financial instruments.

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
In accordance with FASB authoritative guidance, the intercompany revolving credit facility with Spirit Europe is exposed to fluctuations in foreign exchange rates. The fluctuation in rates for 2015 resulted in a loss of $6.2 million reflected in other income/expense.

Item 8.    Financial Statements and Supplementary Data
SPIRIT AEROSYSTEMS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Spirit AeroSystems Holdings, Inc. for the periods ended December 31, 2015, December 31, 2014 and December 31, 2013
Reports of Independent Registered Public Accounting Firms	64
Consolidated Statements of Operations	66
Consolidated Statements of Comprehensive Income (Loss)	67
Consolidated Balance Sheets	68
Consolidated Statements of Changes in Shareholders' Equity	69
Consolidated Statements of Cash Flows	70
Notes to Consolidated Financial Statements	72

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Spirit AeroSystems Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Spirit AeroSystems Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spirit AeroSystems Holdings, Inc. as of December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spirit AeroSystems Holdings, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Wichita, Kansas
February 12, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Spirit AeroSystems Holdings, Inc.

In our opinion, the consolidated statements of operations, of comprehensive income, of shareholders’ equity and of cash flows for the year ended December 31, 2013 present fairly, in all material respects, the results of operations and cash flows of Spirit AeroSystems Holdings, Inc. and its subsidiaries for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Kansas City, Missouri
February 19, 2014

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	($ in millions, except per share data)
Net Revenues	$6,643.9	$6,799.2	$5,961.0
Operating costs and expenses
Cost of sales	5,532.3	5,711.0	6,059.5
Selling, general and administrative	220.8	233.8	200.8
Impact from severe weather event	—	—	30.3
Research and development	27.8	29.3	34.7
Loss on divestiture of programs	—	471.1	—
Total operating costs and expenses	5,780.9	6,445.2	6,325.3
Operating income (loss)	863.0	354.0	(364.3)
Interest expense and financing fee amortization	(52.7)	(88.1)	(70.1)
Other (expense) income, net	(2.2)	(3.5)	3.6
Income (loss) before income taxes and equity in net income of affiliates	808.1	262.4	(430.8)
Income tax (provision) benefit	(20.6)	95.9	(191.1)
Income (loss) before equity in net income of affiliates	787.5	358.3	(621.9)
Equity in net income of affiliates	1.2	0.5	0.5
Net income (loss)	$788.7	$358.8	$(621.4)
Earnings (loss) per share
Basic	$5.69	$2.55	$(4.40)
Diluted	$5.66	$2.53	$(4.40)

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	For the Twelve Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	($ in millions)
Net income (loss)	$788.7	$358.8	$(621.4)
Other comprehensive (loss) income, net of tax:
Settlement of swap, net of tax effect of ($0.4), zero and zero, respectively	0.7	—	—
Unrealized loss on interest rate swaps, net of tax effect of zero for all periods, respectively	—	(1.1)	—
Pension, SERP, and Retiree medical adjustments, net of tax effect of ($7.7), $1.3, and ($51.5), respectively	12.5	(78.0)	84.8
Unrealized foreign exchange (loss) gain on intercompany loan, net of tax effect of $0.9, $1.0, $0.4, respectively	(3.5)	(3.5)	1.2
Foreign currency translation adjustments	(16.4)	(16.6)	4.6
Total other comprehensive (loss) income	(6.7)	(99.2)	90.6
Total comprehensive income (loss)	$782.0	$259.6	$(530.8)

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	($ in millions)
Current assets
Cash and cash equivalents	$957.3	$377.9
Accounts receivable, net	537.0	605.6
Inventory, net	1,774.4	1,753.0
Deferred tax asset-current	—	53.2
Other current assets	30.4	262.4
Total current assets	3,299.1	3,052.1
Property, plant and equipment, net	1,950.7	1,783.6
Pension assets	246.9	203.4
Other assets	280.8	123.6
Total assets	$5,777.5	$5,162.7
Current liabilities
Accounts payable	$618.2	$611.2
Accrued expenses	230.2	329.1
Profit sharing	61.6	111.8
Current portion of long-term debt	35.6	9.4
Advance payments, short-term	178.3	118.6
Deferred revenue, short-term	285.5	23.4
Deferred grant income liability — current	11.9	10.2
Other current liabilities	37.7	45.1
Total current liabilities	1,459.0	1,258.8
Long-term debt	1,097.6	1,144.1
Advance payments, long-term	507.4	680.4
Pension/OPEB obligation	67.7	73.0
Deferred revenue and other deferred credits	170.0	27.5
Deferred grant income liability — non-current	82.3	96.1
Other liabilities	273.5	260.8
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 135,617,589 and 141,084,378 shares issued and outstanding, respectively	1.4	1.4
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 121 and 4,745 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,051.6	1,035.6
Accumulated other comprehensive loss	(160.5)	(153.8)
Retained earnings	1,656.2	867.5
Treasury stock, at cost (9,691,865 and 4,000,000, respectively)	(429.2)	(129.2)
Total shareholders' equity	2,119.5	1,621.5
Noncontrolling interest	0.5	0.5
Total equity	2,120.0	1,622.0
Total liabilities and equity	$5,777.5	$5,162.7
   See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ Accumulated Deficit

	Shares	Amount				Total
	($ in millions, except share data)
Balance — December 31, 2012	143,697,178	1.4	1,012.3	(145.2)	1,127.9	1,996.4
Net loss	—	—	—	—	(621.4)	(621.4)
Equity in joint venture	—	—	—	—	2.2	2.2
Employee equity awards	1,979,066	—	12.6	—	—	12.6
Stock forfeitures	(668,263)	—	—	—	—	—
Net shares settled	(240,359)	—	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	0.1	—	—	0.1
SERP shares issued	30,501	—	—	—	—	—
Other comprehensive income	—	—	—	90.6	—	90.6
Balance — December 31, 2013	144,798,123	1.4	1,025.0	(54.6)	508.7	1,480.5
Net income	—	—	—	—	358.8	358.8
Employee equity awards	719,214	—	8.2	—	—	8.2
Stock forfeitures	(249,444)	—	—	—	—	—
Net shares settled	(256,332)	—	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	2.4	—	—	2.4
SERP shares issued	77,562	—	—	—	—	—
Treasury shares	(4,000,000)	—	—	—	—	(129.2)
Other comprehensive loss	—	—	—	(99.2)	—	(99.2)
Balance — December 31, 2014	141,089,123	$1.4	$1,035.6	$(153.8)	$867.5	$1,621.5
Net income	—	—	—	—	788.7	788.7
Employee equity awards	653,011	—	26.0	—	—	26.0
Stock forfeitures	(170,789)	—	—	—	—	—
Net shares settled	(395,447)	—	(20.7)	—	—	(20.7)
Excess tax benefits from share-based payment arrangements	—	—	10.7	—	—	10.7
SERP shares issued	133,677	—	—	—	—	—
Treasury shares	(5,691,865)	—	—		—	(300.0)
Other comprehensive loss	—	—	—	(6.7)	—	(6.7)
Balance — December 31, 2015	135,617,710	$1.4	$1,051.6	$(160.5)	$1,656.2	$2,119.5

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	($ in millions)
Operating activities
Net income (loss)	$788.7	$358.8	$(621.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	180.5	170.2	158.2
Amortization expense	0.6	5.8	3.1
Amortization of deferred financing fees	6.9	23.3	6.7
Accretion of customer supply agreement	2.6	1.1	0.6
Employee stock compensation expense	26.0	16.4	19.6
Excess tax benefit of share-based payment arrangements	(10.7)	(2.6)	(0.6)
Loss from interest rate swaps	—	0.5	—
Loss (gain) from hedge contracts	1.6	(1.4)	(2.6)
Loss (gain) from foreign currency transactions	8.6	10.5	(2.6)
Loss on divestiture of programs	—	471.1	—
Loss on disposition of assets	14.7	13.7	0.1
Deferred taxes	(162.2)	(8.4)	202.8
Long-term tax benefit	—	(1.2)	(2.5)
Pension and other post retirement benefits, net	(26.0)	(24.0)	(32.0)
Grant income	(10.4)	(8.6)	(7.3)
Equity in net income of affiliates	(1.2)	(0.5)	(0.5)
Changes in assets and liabilities
Accounts receivable, net	62.2	(64.7)	(128.5)
Inventory, net	(44.2)	(332.2)	666.0
Accounts payable and accrued liabilities	(89.1)	(22.1)	94.2
Profit sharing/deferred compensation	(50.0)	73.8	10.0
Advance payments	(113.3)	(52.9)	(41.9)
Income taxes receivable/payable	251.9	(177.9)	(82.2)
Deferred revenue and other deferred credits	407.3	2.2	(0.2)
Cash transferred on divestiture of programs	—	(160.0)	—
Other	45.2	70.7	21.6
Net cash provided by operating activities	1,289.7	361.6	260.6
Investing activities
Purchase of property, plant and equipment	(360.1)	(220.2)	(234.2)
Purchase of property, plant and equipment — severe weather event	—	—	(38.4)
Proceeds from sale of assets	2.7	0.5	0.7
Change in Restricted Cash	—	(19.9)	—
Other	—	—	3.7
Net cash used in investing activities	(357.4)	(239.6)	(268.2)
Financing activities
Proceeds from issuance of debt	535.0	—	—
Proceeds from issuance of bonds	—	300.0	—
Principal payments of debt	(36.5)	(16.8)	(10.4)
Payments on term loan	(534.9)	—	—
Payments on bonds	—	(300.0)	—
Taxes paid related to net share settlement awards	(20.7)	—	—
Excess tax benefit of share-based payment arrangements	10.7	2.6	0.6
Debt issuance and financing costs	(4.7)	(20.8)	(4.1)
Purchase of treasury stock	(300.0)	(129.2)	—
Net cash used in financing activities	(351.1)	(164.2)	(13.9)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(0.6)	1.5
Net increase (decrease) in cash and cash equivalents for the period	579.4	(42.8)	(20.0)
Cash and cash equivalents, beginning of period	377.9	420.7	440.7
Cash and cash equivalents, end of period	$957.3	$377.9	$420.7
See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Cash Flows - continued

	For the Twelve Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	($ in millions)
Supplemental information
Interest paid	$51.5	$69.2	$68.0
Income taxes (refunded) paid	($69.7)	$91.1	$69.4

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
Use of Estimates
The preparation of the Company's financial statements in conformity with GAAP requires management to use estimates and assumptions. The results of these estimates form the basis for making judgments which may affect the reported amounts of assets and liabilities, including the impacts of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period.

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
Revenues from non-recurring design work are recognized based on substantive milestones or use of the cost-to-cost method, that are indicative of the Company's progress toward completion depending on facts and circumstances. The Company follows the requirements of Financial Accounting Standards Board ("FASB") authoritative guidance on accounting for the performance of construction-type and certain production-type contracts (the contract method of accounting), and uses the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impacts of revisions in estimates are recognized immediately when changes in estimated contract profitability become known.
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
Estimated revenue for the A350 XWB program includes an estimate for probable recoveries asserted against the Company's customer for changes in specifications. Although the Company continues to project margins on the A350 XWB fuselage and wing contracts to be near or at break-even, there is still a substantial amount of risk similar to what the Company has experienced on other maturing programs. Specifically, the Company's ability to successfully negotiate favorable pricing and other terms with Airbus and the Company's suppliers, to manage supplier performance, execute cost reduction strategies, hire and retain skilled production and management personnel, execute quality and manufacturing processes, manage program schedule delays and adjust

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

to higher rate schedules, among other risks, will determine the ultimate performance of this program and these contracts. There continues to be risk of additional forward loss associated with the fuselage recurring contract as the Company works through production, supply chain and customer issues.
Estimates of revenues and costs for the Company's contract blocks span a period of multiple years and are based on a substantial number of underlying assumptions. The Company believes that the underlying assumptions are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the revenue and cost streams can be significant if the assumptions change. Estimates of profit margins for contract accounting blocks are typically reviewed at least annually or at an earlier point if evidence suggests a change in margin may be necessary. Assuming the initial estimates of sales and costs under the contract block are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract block. Changes in these underlying estimates due to revisions in sales and cost estimates may result in profit margins being recognized unevenly over a contract block as such changes are accounted for on a cumulative basis in the period estimates are revised, which the Company refers to as cumulative catch-up adjustments. The Company's Estimate at Completion estimating process is not solely an accounting process, but is instead an integrated part of the management of the Company's business, involving numerous personnel in the Company's planning, production control, contracts, cost management, supply chain and program and business management functions.
For revenues not recognized under the contract method of accounting, the Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Shipping and handling costs are included in cost of sales. Revenues earned from providing maintenance services, including any contracted research and development, are recognized when the service is complete or other contractual milestones are attained. Revenues from non-recurring design work are recognized based on substantive milestones or use of the cost-to-cost method, that are indicative of the Company's progress toward completion. Non-recurring revenues, which are derived primarily from engineering and design efforts, were $307.4, $305.5 and $255.6 for each of the periods ended December 31, 2015, 2014 and 2013, respectively. As required by FASB authoritative guidance related to accounting for consideration given by a vendor to a customer certain payments are amortized as a reduction to revenues on units delivered.
Research and Development
Research and development includes costs incurred for experimentation, design and testing that are expensed as incurred.
Cash and Cash Equivalents
Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with industry practice, the Company classifies unbilled receivables related to contracts accounted for under the long-term contract method of accounting, as current. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables. Account balances are charged off against the allowance after the potential for recovery is considered remote. The Company's allowance for doubtful accounts was approximately $6.1 and $0.5 at December 31, 2015 and December 31, 2014, respectively. Also included in accounts receivable were amounts held in retainage which, as of December 31, 2014, all related to Gulfstream and represented amounts due on G650 deliveries from 2010 through the third quarter of 2013. The Company settled this matter with Gulfstream on February 13, 2015.
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
Fair Value of Financial Instruments
Financial instruments are measured in accordance with FASB authoritative guidance related to fair value measurements. This guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. See Note 10, "Fair Value Measurements."
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
A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assess all available positive and negative evidence. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified.
Based on an evaluation of both the positive and negative evidence available, management determined that it was necessary to establish a valuation allowance against the Company's net U.S. deferred tax assets in 2013. The Company had experienced significant cumulative operating losses which were a result of forward losses recorded on certain development programs. The valuation allowance was established based on the Company's conclusion that it was more likely than not that these deferred tax assets would not be realized. The more likely than not conclusion was based primarily on the fact that the Company's operating losses resulted in a three-year cumulative loss position, and that estimates of future taxable income at that time were difficult to reasonably predict based upon forward losses that had been recorded on development programs and the maturity of those programs. The Company's conclusion was that the cumulative three-year operating losses were significant negative evidence which was difficult to overcome. Given the objectively verifiable negative evidence of a three-year cumulative loss and the weighting of all available positive evidence, including objectively verifiable favorable performance on certain mature programs, the Company excluded projected taxable income (aside from reversing taxable temporary differences) from the Company's assessment of income that could be used as a source of taxable income to realize the Company's deferred tax assets.
Throughout 2014 and through the first three quarters of 2015, the Company's trends were consistently improving operating profits, no material new forward losses, generation of positive taxable income exclusive of the impact of the Gulfstream divestiture in 2014, and utilization of underlying deferred tax assets. In line with accounting guidance, the utilization of underlying deferred tax assets and positive taxable income led to the reversal of a portion of the valuation allowance that was originally established in 2013.
In the third quarter of 2015, consistent with each quarter since the establishment of the valuation allowance, management performed an evaluation of all available positive and negative evidence to determine whether it was appropriate to maintain the valuation allowance in full, release a portion of the valuation allowance based upon utilization, or fully release the remaining valuation allowance. The key sources of evidence that management considered for the third quarter in 2015 are outlined below:
Positive evidence

•	The Company generated cumulative positive U.S. profits, adjusted for permanent items, of approximately $260.0 for the twelve quarters ended October 1, 2015.

•
During the quarter ended October 1, 2015, the Company exited its three-year cumulative operating loss position, which eliminated the most significantly weighted objectively verifiable negative evidence included in the Company's deferred tax asset valuation allowance evaluation.

•
The Company has existing long-term life of program contracts with firm backlog of approximately $46.9 billion, a substantial portion of which relates to mature U.S. programs with demonstrated recurring performance.

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

•
The Company remediated its historical material weaknesses related to contract estimates at December 31, 2014 which when combined with the other positive evidence above, allowed us to reasonably rely upon future forecasts.

Negative evidence

•
The Company assessed various areas of risk to future operating results, including development program risks, customer/vendor claims, and the uncertainty regarding the timing and final outcome of the resolution of contractual negotiations with key customers.

Based on an evaluation of both the positive and negative evidence available, management determined that it was appropriate to release nearly all of the remaining valuation allowance against its net U.S. deferred tax assets that remained from 2013 as of October 1, 2015. The remainder of the net U.S. deferred tax asset valuation allowance was released on December 31, 2015, which resulted in a total decrease of $241.9 in 2015.
Additionally, the Company maintains a $14.4 valuation allowance against separate company state income tax credits and other U.S. issues and $0.7 for other foreign issues which is a decrease of $1.7 from the prior year.
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
Stock-Based Compensation and Other Share-Based Payments
Many of the Company's employees are participants in various stock compensation plans. The expense attributable to the Company's employees is recognized over the period the amounts are earned and vested, as described in Note 15, "Stock Compensation."
New Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (FASB ASU 2015-17). FASB ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. This update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Earlier adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company has elected, as permitted by the standard, to early adopt FASB ASU 2015-17 prospectively, effective for the period ended December 31, 2015. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, Simplifying the Measurement of Inventory (FASB ASU 2015-11). FASB ASU 2015-11 affects reporting entities that measure inventory using first-in, first-out or average cost. FASB ASU 2015-11 requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. FASB ASU 2015-11 is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The adoption of FASB ASU 2015-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (FASB ASU 2014-09). This update is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. FASB ASU 2014-09 was supposed to be effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter, however, in July 2015, the FASB affirmed its proposal to defer the effective date of the ASU 2014-09 for all entities by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. The Company is currently evaluating the new guidance to determine the impact it may have to its consolidated financial statements.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Changes in Estimates	December 31, 2015	December 31, 2014	December 31, 2013
Favorable Cumulative Catch-up Adjustment by Segment
Fuselage	16.1	14.8	60.1
Propulsion	22.8	18.8	30.0
Wing	2.7	26.8	5.4
Total Favorable Cumulative Catch-up Adjustment	41.6	60.4	95.5

Changes in Estimates on Loss Programs and (Forward loss)
Fuselage
B787	—	—	(333.1)
Boeing - All other platforms	8.7	10.8	(45.2)
A350 XWB	—	—	(111.3)
Other Platforms	—	(0.9)	—
Total Fuselage Change in Estimate on Loss Program and (Forward Loss)	8.7	9.9	(489.6)
Propulsion
B787	—	—	(30.6)
Boeing - All other platforms	(0.3)	1.1	(12.3)
Other Platforms	2.7	15.4	(13.3)
Total Propulsion Change in Estimate on Loss Program and (Forward Loss)	2.4	16.5	(56.2)
Wing
B787	—	—	(58.3)
Boeing - All other platforms	(6.6)	—	—
A350 XWB	6.3	—	—
Other Platforms	—	(0.3)	(529.2)
Total Wing Forward Loss	(0.3)	(0.3)	(587.5)
Total Change in Estimate on Loss Program and (Forward Loss)	10.8	26.1	(1,133.3)

Total Change in Estimate	52.4	86.5	(1,037.8)
EPS Impact (diluted per share based on statutory rates)	0.24	0.38	(4.61)

The Company is currently working on several maturing programs which are in various stages of production, including the B787, A350 XWB and BR725 programs. These programs carry risks associated with design responsibility, development of production tooling, production inefficiencies during the early phases of production, hiring and training of qualified personnel, increased capital and funding commitments, supplier performance, delivery schedules and unique customer requirements.  The Company has previously recorded forward loss charges on these programs. If the risks related to these programs are not mitigated, then the Company could record additional forward loss charges.

2015 Changes in Estimates

Favorable cumulative catch-up adjustments for the periods prior to 2015 and changes in estimates on loss programs were primarily driven by productivity and efficiency improvements, favorable cost performance, mitigation of risk, benefits from increased production rates related to the absorption of fixed costs and favorable pricing negotiations on a maturing program. Forward loss charges were due to a production rate decrease on a mature program.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

2014 Changes in Estimates

Favorable cumulative catch-up adjustments for the periods prior to 2014 and changes in estimates on loss programs were primarily driven by productivity and efficiency improvements, favorable cost performance, mitigation of risk, benefits from increased production rates related to the absorption of fixed costs, increased statement of work on mature programs and favorable pricing negotiations on a maturing program.

2013 Changes in Estimates

The $422.0 forward loss recorded on the B787 program was primarily due to revised cost estimates to reflect the Company's evaluation of near-term achievable cost reductions and continued deterioration in labor performance at the Tulsa facility related to the transition to the B787-9 derivative. The $529.2 of forward losses recorded on the wing Other Platforms was primarily due to continued deterioration in labor performance at the Tulsa facility, underperformance with respect to supply chain cost reduction and settlement of contractual items on the Gulfstream wing programs. The $111.3 forward loss recorded on the A350 XWB wing program was due to production inefficiencies mostly driven by early development discovery and engineering change to the aircraft design, higher than expected test and transportation costs and the execution of an agreement with Airbus in 2013 regarding the work scope for the design and tooling related to the -1000 derivative.  The Company recorded $95.5 of favorable cumulative catch-up adjustments related to periods prior to 2013 primarily driven by productivity and efficiency improvements and favorable cost performance on mature programs.

4.     Accounts Receivable, net
Accounts receivable, net consists of the following:

	December 31, 2015	December 31, 2014
Trade receivables(1)(2)	$524.3	$598.4
Other	18.8	7.7
Less: allowance for doubtful accounts	(6.1)	(0.5)
Accounts receivable, net	$537.0	$605.6
_______________________________________

(1)	Includes unbilled receivables of $30.5 and $26.0 at December 31, 2015 and December 31, 2014, respectively.

(2)	Includes $135.1 held in retainage by a customer at December 31, 2014.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

5.     Inventory
Inventories are summarized as follows:

	December 31, 2015	December 31, 2014
Raw materials	$253.8	$254.5
Work-in-process	854.4	885.7
Finished goods	65.7	46.7
Product inventory	1,173.9	1,186.9
Capitalized pre-production	167.8	223.4
Deferred production	1,315.4	1,244.3
Forward loss provision	(882.7)	(901.6)
Total inventory, net	$1,774.4	$1,753.0

Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant statement of work changes considered not reimbursable by the customer can also cause pre-production costs to be incurred. These costs are typically amortized over a certain number of shipset deliveries. Capitalized pre-production may be amortized over multiple blocks. See contract block and orders table noted below.
Deferred production includes costs for the excess of production costs over the estimated average cost per shipset, and credit balances for favorable variances on contracts between actual costs incurred and the estimated average cost per shipset for units delivered under the current production blocks. Recovery of excess-over-average deferred production costs is dependent on the number of shipsets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts, net of forward loss provisions, will be fully recovered over the contract block quantities noted in the contact block and orders table below. Should orders not materialize in future periods to fulfill the block, potential forward loss charges may be necessary to the extent the final delivered quantity does not absorb deferred inventory costs. Sales significantly under estimates or costs significantly over estimates could result in losses on these contracts in future periods.
Capitalized pre-production and deferred production inventories are at risk to the extent that the Company does not achieve the orders in the forecasted blocks or if future actual costs exceed current projected estimates, as those categories of inventory are recoverable over future deliveries.
Forward loss provisions on contract blocks are recorded in the period in which they become evident and included in inventory with any remaining amount reflected in accrued contract liabilities.
Non-recurring production costs include design and engineering costs and test articles.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Inventories are summarized by platform and costs below:

	December 31, 2015
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre-Production	Deferred Production	Forward Loss Provision	Total Inventory, net December 31, 2015
B787	222.7	9.8	42.1	558.5	(606.0)	227.1
Boeing — All other platforms(1)	491.9	23.0	5.6	(32.8)	(28.8)	458.9
A350 XWB	148.7	35.3	94.2	679.4	(113.8)	843.8
Airbus — All other platforms	90.8	—	—	9.2	—	100.0
Rolls-Royce BR725(2)	12.5	—	25.9	95.7	(134.1)	—
Aftermarket	54.3	—	—	—	—	54.3
Other platforms	80.0	4.9	—	5.4	—	90.3
Total	$1,100.9	$73.0	$167.8	$1,315.4	$(882.7)	$1,774.4

	December 31, 2014
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre-Production	Deferred Production	Forward Loss Provision	Total Inventory, net December 31, 2014
B787	227.9	—	102.7	551.6	(606.0)	276.2
Boeing — All other platforms(1)	497.4	7.7	7.4	(8.9)	(38.8)	464.8
A350 XWB	148.7	35.6	76.4	607.6	(120.1)	748.2
Airbus — All other platforms	82.1	—	—	5.6	—	87.7
Rolls-Royce BR725(2)	17.5	—	35.4	83.8	(136.7)	—
Aftermarket	45.2	0.2	—	—	—	45.4
Other platforms	113.5	11.1	1.5	4.6	—	130.7
Total	$1,132.3	$54.6	$223.4	$1,244.3	$(901.6)	$1,753.0
_______________________________________

(1)
Forward loss charges recorded in prior periods on a program within Boeing - All other platforms exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability and reported in other current liabilities on the Condensed Consolidated Balance Sheet. The total contract liability was zero and $2.1 as of December 31, 2015 and December 31, 2014, respectively.

(2)
Forward loss charges recorded in prior periods on the Rolls-Royce BR725 program exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability and reported in other current liabilities on the Condensed Consolidated Balance Sheet. The total contract liability was $12.2 as of December 31, 2015 and December 31, 2014.

Significant amortization of capitalized pre-production and deferred production inventory has occurred over the following contract block deliveries and will continue to occur over the following contract blocks:

Model	Current Block Deliveries	Contract Block Quantity	Orders(1)
B787	408	500	779
A350 XWB (2)	64	400	762
Rolls-Royce BR725	192	350	283

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

(2)	Capitalized pre-production amortization over 800 shipsets.

6.     Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	December 31, 2015	December 31, 2014
Land	$16.5	$17.1
Buildings (including improvements)	585.4	572.9
Machinery and equipment	1,210.6	1,125.5
Tooling	927.2	841.2
Capitalized software	219.7	208.3
Construction-in-progress	278.6	138.3
Total	3,238.0	2,903.3
Less: accumulated depreciation	(1,287.3)	(1,119.7)
Property, plant and equipment, net	$1,950.7	$1,783.6
Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $6.0 and $4.0 for the twelve months ended December 31, 2015 and 2014, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $139.0, $113.4 and $112.5 for the twelve months ended December 31, 2015, 2014 and 2013, respectively.
The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software. Depreciation expense related to capitalized software was $16.9, $18.3 and $19.6 for the twelve months ended December 31, 2015, 2014 and 2013, respectively.
The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluated its long-lived assets at its locations and determined that an impairment of $10.0 primarily related to obsolete machinery and equipment, $13.1 primarily related to abandoned construction-in-progress projects and zero was necessary for the twelve months ended December 31, 2015, 2014 and 2013, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

7.     Other Assets
Other assets are summarized as follows:

	December 31, 2015	December 31, 2014
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Total intangible assets	8.2	8.2
Less: Accumulated amortization-patents	(1.6)	(1.5)
Accumulated amortization-favorable leasehold interest	(3.8)	(3.5)
Intangible assets, net	2.8	3.2
Deferred financing
Deferred financing costs	105.8	101.2
Less: Accumulated amortization-deferred financing costs(1)	(86.3)	(79.5)
Deferred financing costs, net	19.5	21.7
Other
Goodwill — Europe	2.7	2.9
Equity in net assets of affiliates	3.2	1.9
Customer supply agreement(2)	29.3	34.3
Restricted Cash	19.9	19.9
Deferred Tax Asset - non-current(3)	162.8	—
Other	40.6	39.7
Total	$280.8	$123.6
_______________________________________

(1)	Includes charges related to debt extinguishment of $3.1 and $15.1 for the periods ended December 31, 2015 and December 31, 2014, respectively.

(2)	Under agreements with a customers and supplier, certain payments accounted for as consideration given by the Company to a customer and supplier are being amortized as a reduction to net revenues.

(3)	For further detail see Note 16, "Income Taxes."

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
On April 8, 2014, the Company signed a memorandum of agreement with Boeing which suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015 and any repayments which otherwise would have become due during such twelve-month period will be offset against the purchase price for shipset 1,001 through 1,120.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

In November 2014, Spirit and Boeing entered into a Memorandum of Agreement (the “November 2014 MOA”). As part of the November 2014 MOA, Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices and other issues across multiple programs during 2015. Since the Company was unable to reach agreement with Boeing on these issues by the end of 2015, once the parties agree upon appropriate pricing for the B787-9, Boeing will be entitled to a retroactive adjustment on certain B787 payments which were based on the interim pricing. The amount Spirit received that is subject to a retroactive adjustment was recorded as deferred revenue, and was never recognized by the Company as revenue. The Company is engaged in discussions with Boeing concerning how to determine the subsequent B787-9 and initial B787-10 prices, and have not yet reached agreement.
Advance payments and deferred revenue/credits are summarized by platform as follows:

	December 31, 2015	December 31, 2014
B787	$909.3	$581.1
Boeing — All other platforms	13.8	16.4
A350 XWB	183.5	224.3
Airbus — All other platforms	4.0	4.1
Other	30.6	24.0
Total advance payments and deferred revenue/credits	$1,141.2	$849.9

9.   Government Grants
The Company received grants in the form of government funding for a portion of the site construction and other specific capital asset costs at the Company's Kinston, North Carolina and Subang, Malaysia sites. Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period, which began in 2010, in a manner consistent with the job performance criteria. Under the agreement, failure to meet job performance criteria, including creation of a targeted number of jobs, could result in Spirit making incremental rent payments to the North Carolina Global TransPark Authority over the initial term of the lease. The amount of the incremental rent payments would vary depending on Spirit’s level of attainment of these requirements, not to exceed a certain dollar threshold. In Malaysia, the deferred grant income is being amortized based on the estimated lives of the eligible assets constructed with the grant funds as there are no performance criteria. The assets related to deferred grant income are consolidated within property, plant and equipment.
Deferred grant income liability, net consists of the following:

	2015	2014
Balance, January 1	$106.3	$116.8
Grant liability amortized	(1.8)	(1.3)
Grant income recognized	(8.6)	(7.3)
Exchange rate	(1.7)	(1.9)
Total liability related to deferred grant income, December 31	$94.2	$106.3
The asset related to the deferred grant income consists of the following:

	2015	2014
Balance, January 1	$113.2	$120.3
Amortization	(5.0)	(5.1)
Exchange rate	(1.6)	(2.0)
Total asset value related to deferred grant income, December 31	$106.6	$113.2

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

	Fair Value Measurements
	December 31, 2015			At December 31, 2015 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$90.2	$90.2	$—	$90.2	$—	$—

	Fair Value Measurements
	December 31, 2014			At December 31, 2014 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$88.3	$88.3	$—	$88.3	$—	$—
Interest Rate Swaps	$(1.1)	$—	$(1.1)	$—	$(1.1)	$—
The fair value of the interest rate swaps is determined by using mark-to-market reports generated for each derivative and evaluated for counterparty risk. In the case of the interest rate swaps, the Company evaluated its counterparty risk using credit default swaps, historical default rates and credit spreads.
The Company's long-term debt includes a senior secured term loan, senior unsecured notes and the Malaysian term loan. The estimated fair value of the Company's debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	December 31, 2015			December 31, 2014
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan A (including current portion)	$508.3	$501.6	(2)	$—	$—	(2)
Senior secured term loan B (including current portion)	—	—	(1)	534.4	527.1	(1)
Senior unsecured notes due 2020	300.0	310.5	(1)	300.0	320.3	(1)
Senior unsecured notes due 2022	299.5	304.8	(1)	299.5	304.7	(1)
Malaysian loan	3.2	2.8	(2)	6.7	5.8	(2)
Total	$1,111.0	$1,119.7		$1,140.6	$1,157.9
_______________________________________

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

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
The Company has historically entered into derivative instruments covered by master netting arrangements whereby, in the event of a default as defined by the senior secured credit facility or termination event, the non-defaulting party has the right to offset any amounts payable against any obligation of the defaulting party under the same counterparty agreement. See Note 12, "Debt," for discussion of the Company's senior secured credit facilities.
Interest Rate Swaps
During the first quarter of 2015, as a result of Amendment No. 5 to its Credit Agreement, the Company unwound its interest rate swap agreements which had a notional amount of $250.0. The company recognized a loss of $0.4 as a result of settling these interest rate swaps. This loss on derivatives not designated as hedging instruments is included in Other Expense on the Consolidated Statement of Operations for the twelve months ended December 31, 2015. In total, the Company paid $2.0 as a result of the settlement of the interest rate swap agreements.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

As of December 31, 2015, the Company had no outstanding interest rate swap agreements. At December 31, 2014, the fair value of interest rate swaps designated as hedging instruments was a liability of $1.1.

12.   Debt
Total debt shown on the balance sheet is comprised of the following:

	December 31, 2015		December 31, 2014
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan A	$26.8	$481.5	$—	$—
Senior secured term loan B	—	—	5.5	528.9
Senior notes due 2020	—	300.0	—	300.0
Senior notes due 2022	—	299.5	—	299.5
Malaysian term loan	2.1	1.1	3.0	3.7
Present value of capital lease obligations	0.6	8.5	0.9	12.0
Other	6.1	7.0	—	—
Total	$35.6	$1,097.6	$9.4	$1,144.1
Senior Secured Credit Facilities
On April 18, 2012, Spirit, as borrower, Spirit Holdings, as parent guarantor, and certain of its subsidiaries entered into a $1,200.0 senior secured Credit Agreement (the “Credit Agreement”) consisting of a $650.0 revolving credit facility and a $550.0 term loan B facility. On March 18, 2015, Spirit, as borrower, entered into Amendment No. 5 (the “Amendment”) to the Credit Agreement. The Amendment provided for a new $535.0 senior secured term loan A (the “Term Loan”) with a maturity date of March 18, 2020, which replaced the term loan B which had an amount outstanding of approximately $534.9 (the “Term Loan B”) that was scheduled to mature on September 15, 2020. The Term Loan bears interest, at Spirit’s option, at either LIBOR plus 1.75% or a defined “base rate” plus 0.75%, subject to adjustment to amounts between and including LIBOR plus 1.75% and LIBOR plus 2.50% (or amounts between and including base rate plus 0.75% and base rate plus 1.50%, as applicable) based on changes to Spirit’s debt-to-EBITDA ratio. The principal obligations under the Term Loan are to be repaid in equal quarterly installments of $6.7, with the remaining balance due at maturity of the Term Loan. The revolving credit facility matures March 18, 2020 and bears interest, at Spirit's option, at either LIBOR, or a defined "base rate" plus an applicable margin based on Spirit's debt-to-EBITDA ratio (see table below). The Amendment maintained substantially the same prepayment requirements and covenant structure under the Credit Agreement, and provided the Company with some additional flexibility with respect to certain activities. Spirit used the proceeds of the Term Loan to pay off the Term Loan B and to pay a portion of the fees and expenses payable in connection with the Amendment.

Substantially all of Spirit's assets, including inventory and property, plant and equipment, continue to be restricted and pledged as collateral for both the Term Loan and the revolving credit facility. As of December 31, 2015, the outstanding balance of the Term Loan was $508.3. As of December 31, 2014, the outstanding balance of the Term Loan B was $534.9 and the carrying amount of the Term Loan B was $534.4. As a result of extinguishment of the Term Loan B during the first quarter of 2015, the Company recognized a loss on extinguishment of debt of $3.6. Of this total charge, $3.1 is reflected within amortization of deferred financing fees and $0.5 is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2015. The amount outstanding under the revolving credit facility was zero as of December 31, 2015 and December 31, 2014.
In addition to paying interest on outstanding principal under the Credit Agreement, Spirit is required to pay an unused line fee on the unused portion of the commitments under the revolving credit facility based on Spirit's debt-to-EBITDA ratio (see table below). Spirit is required to pay letter of credit fees equal to the applicable margin for LIBOR rate revolving credit borrowings with respect to letters of credit issued under the revolving credit facility (see table below). Spirit is also required to pay to the issuing banks that issue any letters of credit, fronting fees in respect of letters of credit and customary administrative fees to the administrative agent. At December 31, 2015, Spirit had no letter of credit outstanding. The Company was subject to pricing tier 4 at December 31, 2015. The applicable pricing tier is evaluated and adjusted, if necessary, on a quarterly basis as the debt-to-EBITDA ratio fluctuates.

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
The Credit Agreement also contains the following financial covenants (as defined in the Credit Agreement):

Senior Secured Leverage Ratio	Shall not exceed 2.75:1.0
Interest Coverage Ratio	Shall not be less than 4.0:1.0
Total Leverage Ratio	Shall not exceed 4.0:1.0
As of December 31, 2015, Spirit was and expects to remain in full compliance with all covenants contained within the Credit Agreement through December 31, 2016.
Senior Notes
In November 2010, the Company issued $300.0 in aggregate principal amount of 6.75% Senior Notes due December 15, 2020 (the "2020 Notes"), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit's existing and future domestic subsidiaries that guarantee Spirit's obligations under Spirit's senior secured credit facility. The carrying value of the 2020 Notes was $300.0 as of December 31, 2015.

In September 2009, the Company issued $300.0 in aggregate principal amount of 7.50% Senior Notes due October 1, 2017 (the “2017 Notes”). On March 4, 2014, the Company commenced a cash tender offer to purchase any and all of the $300.0 outstanding principal amount of its 2017 Notes and a consent solicitation to amend the indenture governing the 2017 Notes (the "2017 Notes Indenture") and eliminate substantially all of the restrictive covenants and certain default provisions applicable to the 2017 Notes (the "Tender Offer"). Tender and consent fees related to the early extinguishment of debt was $9.4, which is included within debt issuance cost on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2014.

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

In March 2014, Spirit entered into a supplemental indenture to effect the proposed amendment to the 2017 Notes Indenture, when Spirit accepted for purchase $227.2 aggregate of the 2017 Notes that were tendered prior to March 17, 2014 for an aggregate purchase price of $244.4 inclusive of accrued and unpaid interest on the purchased 2017 Notes as of March 18, 2014. The supplemental indenture was binding on the 2017 Notes not purchased in the Tender Offer. The Tender Offer expired on March 31, 2014.

In March 2014, the Company issued the $300.0 aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.5 as of December 31, 2015.

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
As of December 31, 2015, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2020 Notes and the 2022 Notes through December 31, 2016.
Malaysian Facility Agreement
The Company's wholly-owned subsidiary, Spirit AeroSystems Malaysia SDN BHD is party to a Facility Agreement for a term loan facility for Ringgit Malaysia ("RM") 69.2 (approximately USD $20.0 equivalent) (the "Malaysia Facility"). The Malaysia Facility requires quarterly principal repayments of RM3.3 (approximately USD $1.0) from September 2011 through May 2017 and quarterly interest payments payable at a fixed interest rate of 3.50% per annum. As of December 31, 2015 and December 31, 2014, the Malaysia Facility loan balance was $3.2 and $6.7, respectively.
French Factory Capital Lease Agreement
The Company's indirect wholly-owned subsidiary, Spirit AeroSystems France SARL is party to a capital lease agreement for €9.0 (approximately USD $13.1 equivalent) with a subsidiary of BNP Paribas Bank. Lease payments under the capital lease agreement are variable, subject to the three-month Euribor rate plus 2.20%. Lease payments are due quarterly through April 2025. As of December 31, 2015 and December 31, 2014, the Saint-Nazaire capital lease balance was $7.3 and $8.8, respectively.
Nashville Design Center Capital Lease Agreement
In September 2012, the Company entered into a capital lease agreement for $2.6 for a portion of an office building in Nashville, Tennessee to be used for design of aerospace components. During the second quarter of 2015, the Company terminated its capital lease agreement for the design center, resulting in the capital lease balance at December 31, 2015 of zero. At December 31, 2014, the capital lease balance was $2.3.

13.   Pension and Other Post-Retirement Benefits
Multi-employer Pension Plan
In connection with the collective bargaining agreement signed with the International Association of Machinists and Aerospace Workers (IAM), the Company contributes to a multi-employer defined benefit pension plan (IAM National Pension Fund). The level of contribution, as specified in the bargaining agreement was, in whole dollars, $1.75 per hour of employee service as of July 1, 2015. The IAM bargaining agreement provides for a $0.05 per hour increase, in whole dollars, effective July 1 of each year through 2019.
The collective bargaining agreement with the UAW requires the Company to contribute a specified amount per hour of service to a multi-employer defined benefit pension plan (IAM National Pension Fund). The specified amount was $1.55 in 2015. Per the negotiated UAW collective bargaining agreement, the pension contributions, in whole dollars, will be as follows:
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

The following table summarizes the multi-employer plan to which the Company contributes:

		Pension Protection Act Zone Status							Expiration Date of Collective- Bargaining Agreement
				FIP/RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed
Pension Fund		2014	2015		2013	2014	2015
IAM National Pension Fund	51-60321295	Green	Green	No	$27.9	$33.1	$29.8	No	IAM June 27, 2020 UAW November 30, 2020
Pension Fund	Year Company Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan's Year-End)
IAM National Pension Fund	2013, 2014, 2015
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
The Company recorded $34.1, $36.0 and $39.1 in contributions to these plans for the twelve months ended December 31, 2015, 2014 and 2013, respectively.
On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who are hired after the date of acquisition. Under the plan, the Company contributes 8% of base salary while participating employees are required to contribute 4% of base salary. The Company recorded $7.0 in contributions to this plan for the period ended December 31, 2015, $7.0 in contributions for the period ended December 31, 2014 and $1.8 in contributions for the period ended December 31, 2013.
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
Obligations and Funded Status
The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the consolidated balance sheets for the fiscal years 2015 and 2014. Benefit obligation balances presented in the tables reflect the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the Company's pension plans, and accumulated post-retirement benefit obligations (APBO) for the Company's post-retirement medical plan. The Company uses an end of fiscal year measurement date of December 31 for the Company's U.S. pension and post-retirement medical plans.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2015	2014	2015	2014
Change in projected benefit obligation:
Beginning balance	$1,124.4	$949.4	$77.5	$71.6
Service cost	—	—	2.2	2.3
Employee contributions	—	—	0.5	0.2
Interest cost	44.4	45.9	2.2	2.7
Actuarial (gains) and losses	(113.5)	173.2	(6.1)	0.8
Special Termination Benefits	—	1.6	—	1.7
Benefits paid	(44.2)	(45.7)	(3.0)	(1.8)
Projected benefit obligation at the end of the period	$1,011.1	$1,124.4	$73.3	$77.5
Assumptions used to determine benefit obligation:
Discount rate	4.38%	3.99%	3.43%	3.14%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	7.27%	7.62%
Ultimate trend rate	N/A	N/A	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	2038	2030
Change in fair value of plan assets:
Beginning balance	$1,310.9	$1,179.3	$—	$—
Actual return (loss) on assets	(23.6)	177.3	—	—
Employer contributions to plan	0.1	—	2.5	1.5
Employee contributions to plan	—	—	0.5	0.3
Benefits paid	(44.2)	(45.7)	(3.0)	(1.8)
Expenses paid	—	—	—	—
Ending balance	$1,243.2	$1,310.9	$—	$—
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$232.1	$186.5	$(73.3)	$(77.5)
Net amounts recognized	$232.1	$186.5	$(73.3)	$(77.5)
Amounts recognized in the balance sheet:
Noncurrent assets	$233.3	$187.8	$—	$—
Current liabilities	(0.1)	(0.1)	(6.8)	(5.8)
Noncurrent liabilities	(1.1)	(1.2)	(66.5)	(71.7)
Net amounts recognized	$232.1	$186.5	$(73.3)	$(77.5)
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated gain (loss)	(146.2)	(161.8)	9.5	3.4
Accumulated other comprehensive income (AOCI)	$(146.2)	$(161.8)	$9.5	$3.4
Cumulative employer contributions in excess of net periodic benefit cost	378.3	348.3	(82.8)	(80.9)
Net amount recognized in the balance sheet	$232.1	$186.5	$(73.3)	$(77.5)
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation/APBO	$1.2	$1.3	$73.3	$77.5
Accumulated benefit obligation	1.2	1.3	—	—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2015	2014
Change in projected benefit obligation:
Beginning balance	$89.1	$78.3
Service cost	1.2	0.7
Interest cost	3.3	3.7
Actuarial (gains) and losses	(3.2)	13.6
Benefits paid	(1.6)	(1.0)
Expense paid	(1.2)	(0.7)
Exchange rate changes	(4.8)	(5.5)
Projected benefit obligation at the end of the period	$82.8	$89.1
Assumptions used to determine benefit obligation:
Discount rate	4.00%	3.80%
Rate of compensation increase	3.10%	3.15%
Change in fair value of plan assets:
Beginning balance	$104.7	$99.7
Actual return (loss) on assets	(0.1)	12.5
Company contributions	0.1	0.7
Expenses paid	(1.1)	(0.7)
Benefits paid	(1.6)	(1.0)
Exchange rate changes	(5.6)	(6.5)
Ending balance	$96.4	$104.7
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	13.6	15.6
Net amounts recognized	$13.6	$15.6
Amounts recognized in the balance sheet:
Noncurrent assets	$13.6	$15.6
Net amounts recognized	$13.6	$15.6
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated gain (loss)	(3.9)	(2.3)
Accumulated other comprehensive income (AOCI)	(3.9)	(2.3)
Prepaid (unfunded accrued) pension cost	17.5	17.9
Net amount recognized in the balance sheet	$13.6	$15.6
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation/APBO	$—	$—
Accumulated benefit obligation	—	—
Fair value of assets	$—	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Annual Expense
The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2015, 2014 and 2013 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.S. Plans	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost (income):
Service cost	$—	$—	$—	$2.2	$2.3	$2.7
Interest cost	44.4	45.9	42.9	2.2	2.7	2.1
Expected return on plan assets	(78.1)	(76.1)	(80.0)	—	—	—
Amortization of net loss	3.7	—	11.8	—	—	—
Special Termination Benefits	—	1.7	(4.1)	—	1.7	—
Net periodic benefit (income) cost	(30.0)	(28.5)	(29.4)	4.4	6.7	4.8
Other changes recognized in OCI:
Total recognized in OCI (income) loss	$(15.5)	$72.0	$(131.8)	$(6.1)	$0.8	$(8.6)
Total recognized in net periodic benefit cost and OCI	$(45.5)	$43.5	$(161.2)	$(1.7)	$7.5	$(3.8)
Assumptions used to determine net periodic benefit costs:
Discount rate	3.99%	4.89%	4.01%	3.14%	3.89%	2.94%
Expected return on plan assets	6.00%	6.50%	7.00%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	7.62%	8.50%	8.50%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2030	2030	2030
The estimated net loss that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year is $2.8 for Pension Benefits and $0.3 for Other Post-Retirement Benefits plans.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2015, 2014 and 2013 are as follows:

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2015	2014	2013
Components of net periodic benefit cost (income):
Service cost	$1.2	$0.7	$7.2
Interest cost	3.3	3.6	3.2
Expected return on plan assets	(4.9)	(5.7)	(4.6)
Amortization of net (gain)	—	—	(0.1)
Curtailment (gain) loss recognized	—	—	(13.1)
Net periodic benefit (cost) income	$(0.4)	$(1.4)	$(7.4)
Other changes recognized in OCI:
Total income recognized in OCI	$1.5	$6.8	$4.5
Total recognized in net periodic benefit cost and OCI	$1.1	$5.4	$(2.9)
Assumptions used to determine net periodic benefit costs:
Discount rate	3.80%	4.75%	4.70%
Expected return on plan assets	4.80%	5.80%	5.80%
Salary increases	3.05%	3.25%	3.10%
The estimated net (gain) loss that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year for the U.K. plan is zero.
Assumptions
The Company sets the discount rate assumption annually for each of its retirement-related benefit plans as of the measurement date, based on a review of projected cash flow and a long-term high-quality corporate bond yield curve. The discount rate determined on each measurement date is used to calculate the benefit obligation as of that date, and is also used to calculate the net periodic benefit (income)/cost for the upcoming plan year. During 2015, the mortality assumption for the U.S. plans was updated to Mercer’s MRP-2007 generational mortality tables for non-annuitants and Mercer’s MILES-2010 generational tables for the Auto, Industrial Goods and Transportation group for annuitants both reflecting Mercer’s MMP-2007 improvement scale. A blue collar adjustment is reflected for the hourly union participants and a white collar adjustment is reflected for all other participants. Actuarial gains and losses are amortized using the corridor method over the average working lifetimes of active participants/membership.
The pension expected return on assets assumption is derived from the long-term expected returns based on the investment allocation by class specified in the Company's investment policy. The expected return on plan assets determined on each measurement date is used to calculate the net periodic benefit (income)/cost of the upcoming plan year.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. To determine the health care cost trend rates the Company considers national health trends and adjusts for its specific plan design and locations. The trend and aging assumptions were updated during 2015 to reflect more current trends.
A one-percentage point increase in the initial through ultimate assumed health care trend rates would have increased the accumulated post-retirement benefit obligation by $5.0 at December 31, 2015 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2015 by $0.3. A one-percentage point decrease would have decreased the obligation by $4.6 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2015 by $0.3.

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
The Company's plans have asset allocations for the U.S., as of December 31, 2015 and December 31, 2014, as follows:

	2015	2014
Asset Category — U.S.
Equity securities — U.S.	29%	29%
Equity securities — International	4%	4%
Debt securities	65%	65%
Real estate	2%	2%
Total	100%	100%
U.K. Plans
The Trustee's investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan's assets is:

Equity securities	45%
Debt securities	50%
Property	5%
The Company's plans have asset allocations for the U.K., as of December 31, 2015 and December 31, 2014, as follows:

	2015	2014
Asset Category — U.K.
Equity securities	34%	35%
Debt securities	60%	60%
Other	6%	5%
Total	100%	100%
Projected contributions and benefit payments
Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be zero in 2016 and discretionary contributions are not expected in 2016. SERP and post-retirement medical plan contributions in 2016 are not expected to exceed $6.8. Expected contributions to the U.K. plan for 2016 are zero.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The Company monitors its defined benefit pension plan asset investments on a quarterly basis and believes that the Company is not exposed to any significant credit risk in these investments.
The total benefits expected to be paid over the next ten years from the plans' assets or the assets of the Company, by country, are as follows:

U.S.	Pension Plans	Other Post-Retirement Benefit Plans
2016	$24.3	$6.7
2017	$28.8	$7.1
2018	$33.7	$7.3
2019	$38.6	$7.8
2020	$43.8	$8.1
2021-2025	$286.0	$37.8

U.K.	Pension Plans
2016	$1.6
2017	$1.6
2018	$1.6
2019	$1.7
2020	$1.7
2021-2025	$9.5
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

As of December 31, 2015 and December 31, 2014, the pension plan assets measured at fair value on a recurring basis were as follows:

		At December 31, 2015 Using
Description	December 31, 2015 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$0.6	$0.6	$—	$—
Collective Investment Trusts	95.8	—	90.2	5.6
Commingled Equity and Bond Funds	1,243.2	—	1,243.2	—
	$1,339.6	$0.6	$1,333.4	$5.6

		At December 31, 2014 Using
Description	December 31, 2014 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$0.3	$0.3	$—	$—
Collective Investment Trusts	104.4	—	99.1	5.3
Commingled Equity and Bond Funds	1,310.9	—	1,310.9	—
	$1,415.6	$0.3	$1,410.0	$5.3
The table below sets forth a summary of changes in the fair value of the Plan's level 3 investment assets and liabilities for the years ended December 31, 2015 and December 31, 2014:

	December 31, 2015
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$5.3	$—	$0.6	$—	$(0.3)	$5.6
	$5.3	$—	$0.6	$—	$(0.3)	$5.6

	December 31, 2014
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$4.7	$0.1	$0.8	$—	$(0.3)	$5.3
	$4.7	$0.1	$0.8	$—	$(0.3)	$5.3

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

In association with the Boeing Acquisition, Spirit executives with balances in Boeing's Supplemental Executive Retirement Plan (SERP) were authorized to purchase a fixed number of units of Holdings "phantom stock" at $3.33 per unit based on the present value of their SERP balances. Under this arrangement, 860,244 phantom units were purchased. Any payment on account of units may be made in cash or shares of common stock at the sole discretion of Holdings. The balance of SERP units was 94,143 and 227,820 as of December 31, 2015 and December 31, 2014, respectively.
Repurchases of Common Stock
During the period ended December 31, 2014, the Company repurchased $4.0 million shares of its class A common stock for $129.2.
In July 2015, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $350.0 of the Company's common stock by December 31, 2017.
During the period ended December 31, 2015, the Company repurchased 5.7 million shares of its class A common stock for $300.0. The Company had remaining $50.0 authorized by the Board of Directors for repurchase, which it used in January 2016 through the purchase of 1.0 million shares of class A common stock.

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
For the fiscal period ended December 31, 2015, Holdings has recognized a net total of $26.0 of stock compensation expense. The entire $26.0 of net stock compensation expense recorded in 2015 was charged directly to selling, general and administrative expense. Holdings recognized a total of $16.4 and $19.6 of stock compensation expense for the periods ended December 31, 2014 and December 31, 2013, respectively.
Executive Incentive Plan
The Company's Executive Incentive Plan, or EIP, was designed to provide participants with the opportunity to acquire an equity interest in the Company through direct purchase of shares of the Company's class B common stock at prices established by the Board of Directors or through grants of class B restricted common stock with performance based vesting.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table summarizes the activity of restricted shares under the EIP for the periods ended December 31, 2015, 2014 and 2013:

	Shares	Value(1)
	(Thousands)
Executive Incentive Plan
Nonvested at December 31, 2012	880	$9.8
Vested during period	—	—
Forfeited during period	(11)	—
Nonvested at December 31, 2013	869	9.8
Vested during period	(869)	(9.8)
Forfeited during period		—
Nonvested at December 31, 2014	—	—
Vested during period	—	—
Forfeited during period	—	—
Nonvested at December 31, 2015	—	$—
_______________________________________

(1)	Value represents grant date fair value.
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
For each non-employee director of the Company, at least one-half of their annual director compensation is required to be paid in the form of a grant of class A common stock and/or RSUs, as elected by each director. In addition, each director may elect to have all or any portion of the remainder of their annual director compensation paid in cash or in the form of a grant of class A stock and/or RSUs. If participants cease to serve as directors within a year of the grant, the restricted shares and/or RSUs are forfeited. In 2015, the Board of Directors authorized a grant of 20,940 shares of restricted class A common stock, valued at $1.1 based on the share price of the Company's common stock at the grant dates. Additionally, 27,450 shares of class A common stock, including 5,067 Restricted Stock Units, with an aggregate grant date fair value of $1.0 awarded under the Company's Director Stock Plan vested during the twelve months ended December 31, 2015. The Company expensed a net amount of $1.1 for the Board of Directors shares for the period ended December 31, 2015. The Company expensed $0.9 and $0.7 for the periods ended December 31, 2014 and December 31, 2013, respectively. The Company's unamortized stock compensation related to these restricted shares is $0.4 which will be recognized over a weighted average remaining period of 4 months. The intrinsic value of the unvested shares based on the value of the Company's stock at December 31, 2015 was $1.0, based on the value of the Company's stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table summarizes stock and RSU grants to members of the Company's Board of Directors for the periods ended December 31, 2015, 2014 and 2013:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)
Board of Directors Stock Grants
Nonvested at December 31, 2012	29	—	$0.7	$—
Granted during period	39	—	0.9	—
Vested during period	(29)	—	(0.7)	—
Forfeited during period	—	—	—	—
Nonvested at December 31, 2013	39	—	0.9	—
Granted during period	32	—	1.1	—
Vested during period	(37)	—	(0.8)	—
Forfeited during period	(4)	—	(0.1)	—
Nonvested at December 31, 2014	30	—	1.1	—
Granted during period	21	—	1.1	—
Vested during period	(27)	—	(1.0)	—
Forfeited during period	(3)	—	(0.1)	—
Nonvested at December 31, 2015	21	—	$1.1	$—
_______________________________________

(1)	Value represents grant date fair value.
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
The Company expensed $0.1 and $1.3 for shares granted under the Short-Term Incentive Plan ("STIP"), under which short-term awards were made prior to the adoption of the Omnibus Plan for the periods ended December 31, 2014 and December 31, 2013, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table summarizes the activity of the restricted shares under the STIP for the twelve months ended December 31, 2015, 2014 and 2013:

	Shares	Value(1)
	(Thousands)
Short-Term Incentive Plan
Nonvested at December 31, 2012	96	$2.3
Granted during period	86	1.4
Vested during period	(113)	(2.6)
Forfeited during period	(7)	(0.1)
Nonvested at December 31, 2013	62	1.0
Granted during period	—	—
Vested during period	(62)	(1.0)
Forfeited during period	—	—
Nonvested at December 31, 2014	—	—
Granted during period	—	—
Vested during period	—	—
Forfeited during period	—	—
Nonvested at December 31, 2015	—	$—
_______________________________________

(1)	Value represents grant date fair value.
Long-Term Incentive Awards
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

•
25% of the LTIA is market-based restricted stock that will vest on the third-year anniversary of the grant date contingent upon total shareholder return (TSR) compared to a group of the Company’s peers.

During the quarter ended December 31, 2015, the Board of Directors approved grants of 2,829 shares of class A common stock with an aggregate grant date fair value of $0.2 under the service-based portion of the Company's LTIA.
For the twelve months ended December 31, 2015, 535,648 shares of class A common stock with an aggregate grant date fair value of $26.6 were granted under the service-based portion of the Company's LTIA. In addition, 96,423 shares of class A common stock with an aggregate grant date fair value of $6.2 were granted under the market-based portion of the Company's LTIA under the Omnibus Plan and such shares are eligible to vest on the three-year anniversary of the grant date depending on total shareholder return compared to a group of the Company's peers. Additionally, 878,706 shares of class A common stock with an aggregate grant date fair value of $21.6 awarded under the Company's LTIP vested during the twelve months ended December 31, 2015.
During the quarter ended December 31, 2014, 7,314 shares of class A common stock with an aggregate grant date fair value of $0.3 were granted under the service-based portion of the Company's LTIA. In addition, 600 shares of class A common stock with an aggregate grant date fair value of less than $0.1 were granted under the market-based portion of the Company's LTIA.
For the twelve months ended December 31, 2014, the Board of Directors approved grants of 564,509 shares of class A common stock with an aggregate grant date fair value of $19.0 under the service-based portion of the Company's LTIA under the Omnibus Plan and such shares will vest annually in three equal installments beginning on the one-year anniversary of the grant date. In addition, 125,212 shares of class A common stock with an aggregate grant date fair value of $5.6 were granted under the market-

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

based portion of the Company's LTIA under the Omnibus Plan and such shares are eligible to vest on the three-year anniversary of the grant date depending on total shareholder return compared to a group of the Company's peers. Additionally, 547,982 shares of class A common stock with an aggregate grant date fair value of $12.5 awarded under the Company's Long-Term Incentive Plan vested during 2014.
During the quarter ended December 31, 2013, 103,337 class A shares with an aggregate grant date fair value of $3.1 were granted pursuant to the LTIP and will vest annually in three equal installments beginning on the two-year anniversary of the May 2013 grant date. In addition, 33,859 class A shares with an aggregate grant date fair value of $1.0 were granted in November 2013 and will vest annually in three equal installments beginning September 2014.
For the twelve months ended December 31, 2013, the Board of Directors approved grants of 1,510,634 class A shares with an aggregate grant date fair value of $32.4 pursuant to the Company's Long-Term Incentive Plan and such shares will vest annually in three equal installments beginning on the two-year anniversary of the grant date. Additionally, 288,047 class A shares with an aggregate grant date fair value of $6.0 were granted and will vest annually in three equal installments beginning on the one-year anniversary date of April 2013. In June 2013, 34,425 shares of class A common stock with an aggregate grant date fair value of $0.7 were granted pursuant to the Company's Long-Term Incentive Plan to employees at the UK location pursuant to a union contract ratification. These shares vested approximately one week after issuance. In addition, 33,859 class A shares with an aggregate grant date fair value of $1.0 were granted in November 2013 and will vest annually in three equal installments beginning September 2014.
The Company expensed a total of $24.9 for the unvested class A LTIA shares in the twelve months ended December 31, 2015. The Company expensed a net total of $15.4 and $17.6 for class A LTIP and LTIA shares for the periods ended December 31, 2014 and December 31, 2013, respectively.
The Company's unamortized stock compensation related to these unvested class A shares is $40.6 which will be recognized over a weighted average remaining period of 1.7 years. The intrinsic value of the unvested class A LTIA shares at December 31, 2015 was $92.0, based on the value of the Company's common stock and the number of unvested shares.
The following table summarizes the activity of the restricted shares under the LTIP and LTIA for the periods ended December 31, 2015, 2014 and 2013:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)
Long-Term Incentive Plan/Long-Term Incentive Award under Omnibus Plan
Nonvested at December 31, 2012	1,704	—	$38.3	$—
Granted during period	1,867	—	40.1	—
Vested during period	(552)	—	(11.0)	—
Forfeited during period	(661)	—	(15.1)	—
Nonvested at December 31, 2013	2,358	—	52.3	—
Granted during period	690	—	24.6	—
Vested during period	(548)	—	(12.5)	—
Forfeited during period	(245)	—	(6.1)	—
Nonvested at December 31, 2014	2,255	—	58.3	—
Granted during period	632	—	32.8	—
Vested during period	(879)	—	(21.6)	—
Forfeited during period	(171)	—	(5.1)	—
Nonvested at December 31, 2015	1,837	—	$64.4	$—
_______________________________________

(1)	Value represents grant date fair value.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

16.   Income Taxes
The following summarizes pretax income (loss):

	2015	2014	2013
U.S.	$739.4	$194.2	$(499.8)
International	68.7	68.2	69.0
Total (before equity earnings)	$808.1	$262.4	$(430.8)
The tax provision contains the following components:

	2015	2014	2013
Current
Federal	$175.5	$(91.0)	$(17.1)
State	3.5	(0.9)	(2.1)
Foreign	5.5	4.0	4.2
Total current	$184.5	$(87.9)	$(15.0)
Deferred
Federal	$(119.1)	$—	$139.0
State	(48.9)	(2.0)	57.8
Foreign	4.1	(6.0)	9.3
Total deferred	(163.9)	(8.0)	206.1
Total tax provision (benefit)	$20.6	$(95.9)	$191.1

The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	2015		2014		2013
Tax at U.S. Federal statutory rate	$283.3	35.0%	$91.8	35.0%	$(150.8)	35.0%
State income taxes, net of Federal benefit	15.0	1.9	4.1	1.6	(12.2)	2.8
State income tax credits, net of Federal benefit	(4.1)	(0.5)	(9.0)	(3.4)	(7.7)	1.8
Foreign rate differences	(13.5)	(1.7)	(12.3)	(4.7)	(6.8)	1.6
Research and Experimentation	(3.3)	(0.4)	(3.0)	(1.1)	(10.9)	2.5
Domestic Production Activities Deduction	(17.8)	(2.2)	—	—	—	—
Interest on assessments	(1.0)	(0.1)	(3.7)	(1.4)	(0.6)	0.1
Valuation Allowance - U.S. Deferred Tax Asset	(241.9)	(29.9)	(167.2)	(63.7)	381.0	(88.4)
Other	3.9	0.5	3.4	1.2	(0.9)	0.2
Total provision (benefit) for income taxes	$20.6	2.6%	$(95.9)	(36.5)%	$191.1	(44.4)%

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Significant tax effected temporary differences comprising the net deferred tax assets are as follows:

	2015	2014
Long-term contracts	$142.4	$207.8
Post-retirement benefits other than pensions	27.2	29.2
Pension and other employee benefit plans	(64.4)	(48.8)
Employee compensation accruals	52.6	69.3
Depreciation and amortization	(124.6)	(120.4)
Inventory	2.1	2.9
Interest swap contracts	—	(1.0)
State income tax credits	70.5	70.5
Accruals and reserves	85.8	62.4
Deferred production	(2.4)	(3.3)
Deferred gain — severe weather event	(21.2)	(21.2)
Net operating loss carryforward	0.6	6.5
Other	(3.8)	(1.6)
Net deferred tax asset	164.8	252.3
Valuation allowance	(15.1)	(257.3)
Net deferred tax asset	$149.7	$(5.0)
Deferred tax detail above is included in the consolidated balance sheet and supplemental information as follows:

	2015	2014
Current deferred tax assets	$—	$53.2
Current deferred tax liabilities	—	(0.3)
Net current deferred tax asset	$—	$52.9
Non-current deferred tax assets	162.8	—
Non-current deferred tax liabilities	(13.1)	(57.9)
Net non-current deferred tax asset	$149.7	$(57.9)
Total deferred tax asset	$149.7	$(5.0)

The following is a roll forward of the deferred tax valuation allowance at December 31, 2015, 2014 and 2013:

Deferred Tax Asset Valuation Allowance	2015	2014	2013
Balance, January 1	$257.3	$396.5	$10.4
US deferred tax asset	(109.3)	40.4	381.0
Income tax credits	(57.4)	9.1	3.7
Depreciation and amortization	119.6	16.3	0.2
Long-term contracts	(194.6)	(205.0)	—
Other	(0.5)	—	1.2
Balance, December 31	$15.1	$257.3	$396.5
A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assesses all available positive and negative evidence. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Based on an evaluation of both the positive and negative evidence available, management determined that it was necessary to establish a valuation allowance against the Company's net U.S. deferred tax assets in 2013. The Company had experienced significant cumulative operating losses which were a result of forward losses recorded on certain development programs. The valuation allowance was established based on the Company's conclusion that it was more likely than not that these deferred tax assets would not be realized. The more likely than not conclusion was based primarily on the fact that the Company's operating losses resulted in a three-year cumulative loss position, and that estimates of future taxable income at that time were difficult to reasonably predict based upon forward losses that had been recorded on development programs and the maturity of those programs. Management's conclusion was that the cumulative three-year operating losses were significant negative evidence which was difficult to overcome. Given the objectively verifiable negative evidence of a three-year cumulative loss and the weighting of all available positive evidence, including objectively verifiable favorable performance on certain mature programs, the Company excluded projected taxable income (aside from reversing taxable temporary differences) from the Company's assessment of income that could be used as a source of taxable income to realize the Company's deferred tax assets.
Throughout 2014 and through the first three quarters of 2015, the Company's trends were consistently improving operating profits, no material new forward losses, generation of positive taxable income exclusive of the impact of the Gulfstream divestiture in 2014, and utilization of underlying deferred tax assets. In line with accounting guidance, the utilization of underlying deferred tax assets and positive taxable income led to the reversal of a portion of the valuation allowance that was originally established in 2013.
Consistent with each quarter since the establishment of the valuation allowance, management performed an evaluation of all available positive and negative evidence to determine whether it was appropriate to maintain the valuation allowance in full, release a portion of the valuation allowance based upon utilization, or fully release the remaining valuation allowance. The key sources of evidence that management considered in the third quarter of 2015 are outlined below:
Positive evidence

•	The Company generated cumulative positive U.S. profits, adjusted for permanent items, of approximately $260.0 for the twelve quarters ended October 1, 2015.

•
During the quarter ended October 1, 2015, the Company exited its three-year cumulative operating loss position, which eliminated the most significantly weighted objectively verifiable negative evidence included in the Company's deferred tax asset valuation allowance evaluation.

•
The Company has existing long-term life of program contracts with firm backlog of approximately $46.9 billion, a substantial portion of which relates to mature U.S. programs with demonstrated recurring performance.

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

•
The Company remediated its historical material weaknesses related to contract estimates at December 31, 2014 which when combined with the other positive evidence above, allowed us to reasonably rely upon future forecasts.

Negative evidence

•
The Company assessed various areas of risk to future operating results, including development program risks, customer/vendor claims, and the uncertainty regarding the timing and final outcome of the resolution of contractual negotiations with key customers.

Based on an evaluation of both the positive and negative evidence available, management determined that it was appropriate to release nearly all of the remaining valuation allowance against its net U.S. deferred tax assets that remained from 2013 as of October 1, 2015. The remainder of the net U.S. deferred tax asset valuation allowance was released on December 31, 2015, which resulted in a total decrease of $241.9 in 2015.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Additionally, the Company maintains a $14.4 valuation allowance against separate company state income tax credits and other U.S. issues and $0.7 for other foreign issues which is a decrease of $1.7 from the prior year.
As of December 31, 2015, the Company has not provided U.S. tax on its cumulative undistributed earnings of foreign subsidiaries of approximately $310.0 because it is the Company’s intention to reinvest these earnings indefinitely. The Company considers the earnings of all non-US subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and specific plans for the reinvestment of those earnings. If earnings were distributed, the Company would be subject to estimated U.S. taxes and withholding taxes payable to foreign governments of approximately $100.0. Based on the facts and circumstances at that time, the Company would determine whether a credit for foreign taxes paid would be available to reduce or offset the U.S. tax liability. Should the Company decide to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside the United States.
The beginning and ending unrecognized tax benefits reconciliation is as follows:

	2015	2014	2013
Beginning balance	$5.9	$18.4	$16.9
Gross increases related to current period tax positions	—	—	3.8
Gross increases related to prior period tax positions	0.3	0.9	0.4
Gross decreases related to prior period tax positions	—	(13.4)	(2.7)
Statute of limitations' expiration	—	—	—
Settlements	—	—	—
Ending balance	$6.2	$5.9	$18.4
Included in the December 31, 2015 balance was $4.0 in tax affected unrecognized tax benefits which, if ultimately recognized, will reduce the Company's effective tax rate. The Internal Revenue Service's examination of the Company's 2014 U.S. Federal income tax return is complete. The Company will continue to participate in the Compliance Assurance Process ("CAP") program for its 2015 tax year. The CAP program's objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. The HM Revenue & Customs completed its examination of the Company's 2009-2011 U.K. income tax returns and the statute of limitations has lapsed on the Company's 2013 tax return. The Directorate General of Public Finance is currently examining the Company's 2011, 2012 and 2013 France income tax returns. While a change could result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax liability in the next 12 months.
The Company reports interest and penalties, if any, related to unrecognized tax benefits in the income tax provision. As of December 31, 2015 and December 31, 2014, there was no accrued interest on its unrecognized tax benefit liability included in the consolidated balance sheets and there was no impact of interest on the Company's unrecognized tax benefit liability during 2015 or 2014.
The Company continues to operate under a tax holiday in Malaysia effective through September 2024. In 2014, the Company received formal approval of the tax holiday from the Malaysian tax authorities, with conditional renewals once every five years beginning in September 2014. The Company expects to meet the requirements for the conditional renewals. The Company’s 2015 income tax expense reflects $5.7 of Malaysia tax holiday benefit for the year ended December 31, 2015.
At December 31, 2015, the Company had total North Carolina state net operating loss carryforwards of $19.7 which begin to expire in 2026.
At December 31, 2015, the Company had $1.1 of U.S. Foreign Tax Credit carryforwards, a portion of which will expire beginning in 2018.
On December 18, 2015, the President signed legislation making permanent the U.S. Research Tax Credit. The Company's income tax expense for 2015 reflects the benefit of the Research Tax Credit attributable to 2015 of $3.3.
Included in the deferred tax assets at December 31, 2015 are $47.4 in Kansas High Performance Incentive Program ("HPIP") Credit, $7.6 in Kansas Research & Development ("R&D") Credit, and $2.7 in Kansas Business and Jobs Development Credit, totaling $57.7 in gross Kansas state income tax credit carryforwards, net of federal benefit. The HPIP Credit provides a 10%

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

investment tax credit for qualified business facilities located in Kansas for which $2.6 expires in 2024, $0.7 expires in 2025, $3.5 expires in 2026, $5.0 expires in 2027, $9.7 expires in 2028, $11.7 expires in 2029, and the remainder expires in 2030. The R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely. The Business and Jobs Development Credit provides a tax credit for increased employment in Kansas. This credit can be carried forward indefinitely.
Included in the deferred tax assets at December 31, 2015 are $5.7 in North Carolina Investing in Business Property Credit, $3.9 in North Carolina Investment in Real Property Credit, and $3.2 in North Carolina Creating Jobs Credit, totaling $12.8 in gross North Carolina state income tax credit carryforwards, net of federal benefit. The Investing in Business Property Credit provides a 7% investment tax credit for property located in a North Carolina development area and the Investment in Real Property Credit provides a 30% investment tax credit for real property located in a North Carolina development area. The Creating Jobs Credit provides a tax credit for increased employment in North Carolina. These North Carolina state income tax credits can be carried forward 20 years. It is management's opinion that none of these North Carolina state income tax credits will be utilized before they expire and a $12.8 valuation allowance is recorded against the deferred tax asset, net of federal benefit.
The Company had $6.8 and $248.9 of income tax receivable as of December 31, 2015 and December 31, 2014, respectively, which is reflected within other current assets on the Consolidated Balance Sheet.

17.   Equity
Earnings per Share Calculation
Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.
 Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of the Company’s outstanding common stock are entitled to any dividend declared by the Board of Directors out of funds legally available for this purpose. The Company did not pay any cash dividends in the period ended December 31, 2015. The Company's dividend policy is dependent on the requirements of financing agreements to which the Company is party. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of December 31, 2015, no treasury shares have been reissued or retired.
The following table sets forth the computation of basic and diluted earnings per share:

	For the Twelve Months Ended
	December 31, 2015			December 31, 2014			December 31, 2013
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$788.0	138.4	$5.69	$357.2	140.0	$2.55	$(621.4)	141.3	$(4.40)
Income allocated to participating securities	0.7	0.1		1.6	0.6		—	—
Net income (loss)	$788.7			$358.8			$(621.4)
Diluted potential common shares		0.9			1.0			—
Diluted EPS
Net income (loss)	$788.7	139.4	$5.66	$358.8	141.6	$2.53	$(621.4)	141.3	$(4.40)
The balance of outstanding common shares presented in the consolidated statement of shareholders' equity was 135.6 million, 141.1 million and 144.8 million at December 31, 2015, 2014 and 2013, respectively. Included in the outstanding common shares

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

were 1.9 million, 2.3 million and 3.4 million of issued but unvested shares at December 31, 2015, 2014 and 2013, respectively, which are excluded from the basic EPS calculation.
Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss, net of tax, is summarized by component as follows:

	December 31, 2015	December 31, 2014
Pension	$(121.5)	$(130.0)
Interest rate swaps	(0.4)	(1.1)
SERP/ Retiree medical	6.1	2.1
Foreign currency impact on long term intercompany loan	(9.2)	(5.7)
Currency translation adjustment	(35.5)	(19.1)
Total accumulated other comprehensive loss	$(160.5)	$(153.8)

Amortization of the pension plans' net loss reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the consolidated statements of operations was $3.7, zero and $11.7 for the twelve months ended December 31, 2015, 2014 and 2013, respectively.
Noncontrolling Interest
Noncontrolling interest at December 31, 2015 remained unchanged from the prior year at $0.5.
Repurchases of Common Stock
During the period ended December 31, 2014, the Company repurchased $4.0 million shares of its class A common stock for $129.2.
In July 2015, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $350.0 of the Company's common stock by December 31, 2017.
During the period ended December 31, 2015, the Company repurchased 5.7 million shares of its class A common stock for $300.0. The Company had remaining $50.0 authorized by the Board of Directors for repurchase, which it used in January 2016 through the purchase of 1.0 million shares of class A common stock.

18.   Related Party Transactions
In August 2014, in a secondary offering of the Company's class A common stock, Onex sold its remaining shares of the Company's common stock and no longer holds any investment in the Company. During the time period in which Onex was a related party, the Company paid $0.3 and $0.4 to a subsidiary of Onex for services rendered for each of the twelve month periods ended December 31, 2014 and 2013, respectively. Management believes the amounts charged were reasonable in relation to the services provided.

In December 2014, Onex acquired approximately a 40% interest in Advanced Integration Technologies (“AIT”), a provider of automation and tooling, maintenance services and aircraft components to the aerospace industry and a supplier to the Company. For the twelve months ended December 31, 2015 and 2014, sales from AIT to the Company and its subsidiaries were $18.5 and $11.0, respectively. The amounts owed to AIT and recorded as accrued liabilities were $4.0 and $3.9 as of December 31, 2015 and December 31, 2014, respectively. Tawfiq Popatia, a former director of Spirit Holdings, is a Managing Director of Onex Corporation.

19.   Commitments, Contingencies and Guarantees
Litigation
From time to time the Company is subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved,

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

will have a material adverse effect on the Company’s long-term financial position or liquidity. The Company had outstanding obligations in respect of litigation or other legal proceedings of $25.0 and $96.3 for the periods ended December 31, 2015 and December 31, 2014, respectively. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations and cash flows in a particular quarter or fiscal year.

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

On December 5, 2014, Boeing filed a complaint in Delaware Superior Court, Complex Commercial Litigation Division, entitled The Boeing Co. v. Spirit AeroSystems, Inc., No. N14C-12-055 (EMD). Boeing seeks indemnification from Spirit for (a) damages assessed against Boeing in International Union, United Automobile, Aerospace and Agricultural Workers of America v. Boeing Co., AAA Case No. 54 300 00795 07 (the “UAW Arbitration”), which was brought on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, and (b) claims that Boeing allegedly settled in Society of Professional Engineering Employees in Aerospace v. Boeing Co., Nos. 05-1251-MLB, 07-1043-MLB (D. Kan.) (the “Harkness Class Action”). Spirit Holdings, Spirit and certain Spirit retirement plan entities were parties to the Harkness Class Action, but all claims against the Spirit entities were subsequently dismissed. Boeing’s Complaint asserts that the damages assessed against Boeing in the UAW Arbitration and the claims settled by Boeing in the Harkness Class Action are liabilities that Spirit assumed under an Asset Purchase Agreement between Boeing and Spirit, dated February 22, 2005 (the “APA”). Boeing asserts claims for breach of contract and declaratory judgment regarding its indemnification rights under the APA. Boeing alleges that, under the UAW Arbitration decision, Boeing has paid more than $13.0 of a liability Boeing estimates to have a net present value of $39.0. In regard to the Harkness Class Action, Boeing has announced that the district court has approved a settlement in an amount of $90.0. In addition to the amounts related to the UAW Arbitration and Harkness Class Action, Boeing seeks indemnification for more than $10.0 in attorneys’ fees it alleges it expended to defend the UAW Arbitration and Harkness Class Action. On December 24, 2014, the parties filed a joint stipulation extending Spirit’s deadline to move, answer or otherwise respond to Boeing’s complaint until February 12, 2015. Spirit timely answered the complaint. Spirit intends to defend vigorously against the allegations in this lawsuit. Management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Commitments
The Company leases equipment and facilities under various non-cancelable capital and operating leases. The capital leasing arrangements extend through 2025. Minimum future lease payments under these leases at December 31, 2015 are as follows:

		Capital
	Operating	Present Value	Interest	Total
2016	$12.3	$0.6	$0.3	$13.2
2017	$7.1	$0.6	$0.3	$8.0
2018	$5.7	$0.6	$0.3	$6.6
2019	$4.1	$0.6	$0.3	$5.0
2020	$3.0	$0.7	$0.3	$4.0
2021 and thereafter	$14.6	$6.0	$8.1	$28.7
Operating lease payments were as follows:

	2015	2014	2013
Minimum rentals	$17.8	$20.5	$22.6
Contingent rentals	—	—	—
Less: Sub-lease	—	—	—
Total	$17.8	$20.5	$22.6
Spirit's aggregate capital commitments totaled $187.2 and $185.3 at December 31, 2015 and December 31, 2014, respectively.
The Company paid $0.3 and $0.3 in interest expense related to the capital leases for periods ended December 31, 2015 and December 31, 2014, respectively.
Guarantees
Contingent liabilities in the form of letters of guarantee and performance bonds have been provided by the Company. Outstanding guarantees and performance bonds were $20.1 and $21.6 at December 31, 2015 and December 31, 2014, respectively.
Restricted Cash
The Company was required to maintain $19.9 of restricted cash as of both December 31, 2015 and December 31, 2014 related to certain collateral requirements for obligations under its workers’ compensation programs. These collateral requirements were previously supported by letters of credit that were replaced in October 2014. Restricted cash is included in “Other assets” in the Company's Condensed Consolidated Balance Sheets.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following is a roll forward of the service warranty and extraordinary rework balance at December 31, 2015, 2014 and 2013:

	2015	2014	2013
Balance, January 1	$119.9	$68.7	$30.9
Charges to costs and expenses	43.8	53.7	38.3
Payouts	(4.8)	(1.8)	—
Write-offs, net of recoveries	—	—	(0.6)
Exchange rate	(0.2)	(0.7)	0.1
Balance, December 31	$158.7	$119.9	$68.7
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
Spirit recorded the property net of a capital lease obligation to repay the IRB proceeds on its consolidated balance sheet. Gross assets and liabilities associated with these IRBs were $404.7 as of both December 31, 2015 and December 31, 2014.

20.   Other (Expense) Income, Net
Other (expense) income, net is summarized as follows:

	For the Twelve Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
KDFA bond	$3.9	$3.3	$3.4
Rental and miscellaneous (expense) income(1)	(2.0)	0.8	(1.1)
Interest Income	2.1	0.6	0.3
Foreign currency (losses) gains	(6.2)	(8.2)	1.0
Total	$(2.2)	$(3.5)	$3.6

(1)	Includes $2.0 of losses for the period ended December 31, 2015 related to the settlement of interest rate swap agreements as further detailed in Note 11, "Derivative and Hedging Activities."
Foreign currency (losses) gains are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency.

21.   Significant Concentrations of Risk
Economic Dependence
The Company's largest customer (Boeing) accounted for approximately 84%, 83% and 84% of the revenues for the periods ended December 31, 2015, 2014 and 2013, respectively. Approximately 48% and 32% of the Company's accounts receivable balance at December 31, 2015 and December 31, 2014, respectively, was attributable to Boeing.
The Company's second largest customer (Airbus) accounted for approximately 11%, 10% and 10% of the revenues for the periods ended December 31, 2015, 2014 and 2013, respectively. Approximately 30% and 26% of the Company's accounts receivable balance at December 31, 2015 and December 31, 2014, respectively, was attributable to Airbus.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Employees
As of December 31, 2015, the Company had approximately 13,700 employees located in the Company's six U.S. facilities. Approximately 87% of the Company's U.S. employees are represented by five unions.
As of December 31, 2015, the Company had 900 employees located in the Company's two U.K. facilities. Approximately 72%, of the Company's U.K. employees are represented by one union.

22.   Supplemental Balance Sheet Information
Accrued expenses and other liabilities consist of the following:

	December 31, 2015	December 31, 2014
Accrued expenses
Accrued wages and bonuses	$32.7	$27.5
Accrued fringe benefits	121.1	122.5
Accrued interest	5.6	6.6
Workers' compensation	7.5	9.1
Property and sales tax	25.9	22.5
Warranty/extraordinary rework reserve — current	3.5	—
Other	33.9	140.9
Total	$230.2	$329.1
Other liabilities
Deferred tax liability — non-current	$13.1	$57.9
Warranty/extraordinary rework reserve — non-current	155.2	119.9
Customer cost recovery(1)	57.8	62.0
Other	47.4	21.0
Total	$273.5	$260.8
_____________________________________

(1)	As part of the B787 Amendment, Spirit agreed to pay Boeing for work to complete initial production units.

23.   Segment Information
The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which also includes significant revenues from Airbus. Approximately 95% of the Company's net revenues for the twelve months ended December 31, 2015 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The Company’s Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer), as well as related spares and maintenance, repairs and overhaul (MRO) services.  The Fuselage Systems segment manufactures products at the Company's facilities in Wichita, Kansas and Kinston, North Carolina.  The Fuselage Systems segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.
The Company’s Propulsion Systems segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers) and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services.  The Propulsion Systems segment manufactures products at the Company's facilities in Wichita and Chanute, Kansas.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table shows segment revenues and operating income for the twelve months ended December 31, 2015, 2014 and 2013:

	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013
Segment Revenues
Fuselage Systems	$3,447.0	$3,354.9	$2,861.1
Propulsion Systems	1,750.7	1,737.2	1,581.3
Wing Systems	1,437.7	1,695.9	1,502.5
All Other	8.5	11.2	16.1
	$6,643.9	$6,799.2	$5,961.0
Segment Operating Income (Loss) (1)
Fuselage Systems	$607.3	$557.3	$89.6
Propulsion Systems	378.2	354.9	249.5
Wing Systems	178.5	244.6	(402.1)
All Other	1.3	3.4	4.4
	1,165.3	1,160.2	(58.6)
Corporate SG&A(2)	(220.8)	(233.8)	(200.8)
Unallocated impact of severe weather event	—	—	(30.3)
Research and development(3)	(27.8)	(29.3)	(34.7)
Unallocated cost of sales(4)	(53.7)	(72.0)	(39.9)
Loss on divestiture of programs (see Note 26)	—	(471.1)	—
Total operating income (loss)	$863.0	$354.0	$(364.3)
_______________________________________

(1)
Inclusive of forward losses, changes in estimate on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2015, 2014 and 2013 are further detailed in Note 3 "Changes in Estimates."

(2)
For 2013, corporate SG&A charges of $6.8, $5.6 and $6.9 were reclassified from segment operating income for the Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

(3)
For 2013, research and development charges of $12.7, $8.1 and $5.0 were reclassified from segment operating income Fuselage, Propulsion, and Wing Systems, respectively, to conform to current year presentation.

(4)
For 2015, includes charges of $40.7, $0.8, and $6.4 related to warranty reserve, reduction in workforce and unallocated inventory write-offs, respectively. In 2014, includes charges of $52.7, $6.0, and $10.3 related to warranty reserve, reduction in workforce and unallocated inventory write-offs, respectively. In 2013, includes charges of $38.1, $17.8, and $1.6 related to warranty reserve adjustments, reduction in workforce and early retirement incentives, respectively, as well as gains related to pension activity of $15.4.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Most of the Company's revenue is obtained from sales inside the United States however the Company does generate international sales, primarily from sales to Airbus. The following chart illustrates the split between domestic and foreign revenues:

	Year Ended December 31, 2015		Year Ended December 31, 2014		Year Ended December 31, 2013
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$5,709.0	86%	$5,968.3	88%	$5,154.9	87%
International
United Kingdom	570.1	9%	587.5	8%	559.7	9%
Other	364.8	5%	243.4	4%	246.4	4%
Total International	934.9	14%	830.9	12%	806.1	13%
Total Revenues	$6,643.9	100%	$6,799.2	100%	$5,961.0	100%
_______________________________________

(1)	Net Revenues are attributable to countries based on destination where goods are delivered.
Most of the Company's long-lived assets are located within the United States. Approximately 5% of the Company's long-lived assets based on book value are located in the United Kingdom as part of Spirit Europe with approximately another 5% of the Company's total long-lived assets located in countries outside the United States and the United Kingdom. The following chart illustrates the split between domestic and foreign assets:

	Year Ended December 31, 2015		Year Ended December 31, 2014
Asset Location	Total Long-Lived Assets	Percent of Total Long-Lived Assets	Total Long-Lived Assets	Percent of Total Long-Lived Assets
United States	$1,755.6	90%	$1,598.2	90%
International
United Kingdom	95.0	5%	124.2	7%
Other	100.1	5%	61.2	3%
Total International	195.1	10%	185.4	10%
Total Long-Lived Assets	$1,950.7	100%	$1,783.6	100%

24.   Quarterly Financial Data (Unaudited)

	Quarter Ended
2015	December 31, 2015(1)	October 1, 2015(2)	July 2, 2015(3)	April 2, 2015(4)
Revenues	$1,609.4	$1,593.6	$1,698.7	$1,742.2
Gross profit	$274.3	$252.6	$290.8	$293.9
Operating income	$205.8	$191.6	$230.3	$235.3
Net income	$138.3	$313.6	$154.9	$181.9
Earnings per share, basic	$1.02	$2.25	$1.11	$1.31
Earnings per share, diluted	$1.01	$2.24	$1.11	$1.30

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	Quarter Ended
2014	December 31, 2014(5)	October 2, 2014(6)	July 3, 2014(7)	April 3, 2014(8)
Revenues	$1,574.4	$1,693.0	$1,803.3	$1,728.5
Gross profit	$274.6	$275.0	$277.4	$261.2
Operating (loss) income	$(272.9)	$216.3	$216.2	$194.4
Net (loss) income	$(106.2)	$168.0	$143.4	$153.6
(Loss) earnings per share, basic	$(0.77)	$1.21	$1.01	$1.08
(Loss) earnings per share, diluted	$(0.77)	$1.20	$1.01	$1.07
______________________________________

(1)	Fourth quarter 2015 earnings include the impact of net favorable changes in estimate of $14.2.

(2)	Third quarter 2015 earnings includes the impact of net favorable changes in estimate of $19.0, as well as valuation allowance release of $189.4.

(3)	Second quarter 2015 earnings include the impact of net favorable changes in estimate of $18.8 .

(4)	First quarter 2015 earnings includes the impact of net favorable changes in estimate $14.9, as well as valuation allowance release $42.0.

(5)	Fourth quarter 2014 earnings include the impact of the loss on divestiture of Gulfstream programs of $471.1, as well as net favorable changes in estimates of $90.2.

(6)	Third quarter 2014 earnings include the impact of net favorable changes in estimates of $32.7.

(7)	Second quarter 2014 earnings include the impact of net favorable changes in estimates of $19.4.

(8)	First quarter 2014 earnings include the impact of net favorable changes in estimates of $15.4.

25.   Condensed Consolidating Financial Information
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

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent company and parent guarantor to the Credit Agreement, as further detailed in Note 12, "Debt";

(ii)	Spirit, as the subsidiary issuer of the 2020 Notes and the 2022 Notes;

(iii)	The Subsidiary Guarantors, on a combined basis, as guarantors of the 2020 Notes and the 2022 Notes;

(iv)	The Company’s subsidiaries, other than the Subsidiary Guarantors, which are not guarantors of the 2020 Notes and the 2022 Notes (the “Subsidiary Non-Guarantors”), on a combined basis;

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Twelve Months Ended December 31, 2015

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$6,096.1	$277.1	$753.5	$(482.8)	$6,643.9
Operating costs and expenses
Cost of sales	—	5,095.4	266.7	653.0	(482.8)	5,532.3
Selling, general and administrative	7.1	194.9	3.1	15.7	—	220.8
Research and development	—	25.7	—	2.1	—	27.8
Total operating costs and expenses	7.1	5,316.0	269.8	670.8	(482.8)	5,780.9
Operating (loss) income	(7.1)	780.1	7.3	82.7	—	863.0
Interest expense and financing fee amortization	—	(52.2)	—	(7.8)	7.3	(52.7)
Other income (expense), net	—	11.3	—	(6.3)	(7.2)	(2.2)
(Loss) income before income taxes and equity in net income of affiliates and subsidiaries	(7.1)	739.2	7.3	68.6	0.1	808.1
Income tax benefit (provision)	0.1	(8.4)	(2.7)	(9.6)		(20.6)
(Loss) income before equity in net income of affiliates and subsidiaries	(7.0)	730.8	4.6	59.0	0.1	787.5
Equity in net income of affiliates	1.2	—	—	1.2	(1.2)	1.2
Equity in net income of subsidiaries	794.5	63.6	—	—	(858.1)	—
Net income	788.7	794.4	4.6	60.2	(859.2)	788.7
Other comprehensive loss	(6.7)	(6.7)	—	(21.1)	27.8	(6.7)
Comprehensive income	$782.0	$787.7	$4.6	$39.1	$(831.4)	$782.0

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Twelve Months Ended December 31, 2014

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$6,242.2	$336.3	$794.9	$(574.2)	$6,799.2
Operating costs and expenses
Cost of sales	—	5,270.2	324.7	690.3	(574.2)	5,711.0
Selling, general and administrative	13.2	200.8	2.7	17.1	—	233.8
Research and development	—	27.9	—	1.4	—	29.3
Loss on sale of Gulfstream programs (see Note 26)	—	471.1	—	—	—	471.1
Total operating costs and expenses	13.2	5,970.0	327.4	708.8	(574.2)	6,445.2
Operating (loss) income	(13.2)	272.2	8.9	86.1	—	354.0
Interest expense and financing fee amortization	—	(87.4)	—	(9.8)	9.1	(88.1)
Other income (expense), net	—	13.7	—	(8.1)	(9.1)	(3.5)
(Loss) income before income taxes and equity in net income of affiliates and subsidiaries	(13.2)	198.5	8.9	68.2	—	262.4
Income tax (provision) benefit	(0.8)	98.0	(3.3)	2.0		95.9
(Loss) income before equity in net income of affiliates and subsidiaries	(14.0)	296.5	5.6	70.2	—	358.3
Equity in net income of affiliates	0.5	—	—	0.5	(0.5)	0.5
Equity in net income of subsidiaries	372.3	75.7	—	—	(448.0)	—
Net income	358.8	372.2	5.6	70.7	(448.5)	358.8
Other comprehensive loss	(99.2)	(73.9)	—	(25.3)	99.2	(99.2)
Comprehensive income	$259.6	$298.3	$5.6	$45.4	$(349.3)	$259.6

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Twelve Months Ended December 31, 2013

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$5,393.4	$205.9	$738.9	$(377.2)	$5,961.0
Operating costs and expenses
Cost of sales	—	5,602.1	197.8	636.8	(377.2)	6,059.5
Selling, general and administrative	3.0	174.4	3.0	20.4	—	200.8
Impact from severe weather event	—	30.3	—	—	—	30.3
Research and development	—	32.2	0.1	2.4	—	34.7
Total operating costs and expenses	3.0	5,839.0	200.9	659.6	(377.2)	6,325.3
Operating (loss) income	(3.0)	(445.6)	5.0	79.3	—	(364.3)
Interest expense and financing fee amortization	—	(69.2)	—	(11.2)	10.3	(70.1)
Other income, net	—	13.6	—	0.3	(10.3)	3.6
(Loss) income before income taxes and equity in net income (loss) of affiliates and subsidiaries	(3.0)	(501.2)	5.0	68.4	—	(430.8)
Income tax provision	(0.1)	(175.6)	(1.9)	(13.5)	—	(191.1)
(Loss) income before equity in net income (loss) of affiliates and subsidiaries	(3.1)	(676.8)	3.1	54.9	—	(621.9)
Equity in net income of affiliates	0.5	—	—	0.5	(0.5)	0.5
Equity in net (loss) income of subsidiaries	(618.8)	58.2	—	—	560.6	—
Net (loss) income	(621.4)	(618.6)	3.1	55.4	560.1	(621.4)
Other comprehensive income	90.6	5.8	—	84.8	(90.6)	90.6
Comprehensive (loss) income	$(530.8)	$(612.8)	$3.1	$140.2	$469.5	$(530.8)

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2015

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$894.2	$—	$63.1	$—	$957.3
Accounts receivable, net	—	686.3	27.1	189.4	(365.8)	537.0
Inventory, net	—	1,229.0	179.4	365.9	0.1	1,774.4
Other current assets	—	24.4	1.9	4.1	—	30.4
Total current assets	—	2,833.9	208.4	622.5	(365.7)	3,299.1
Property, plant and equipment, net	—	1,393.1	364.2	193.4	—	1,950.7
Pension assets	—	233.3	—	13.6	—	246.9
Investment in subsidiary	623.6	283.7	—	0.1	(907.4)	—
Equity in net assets of subsidiaries	1,496.4	254.1	—	—	(1,750.5)	—
Other assets	—	517.7	82.7	21.3	(340.9)	280.8
Total assets	$2,120.0	$5,515.8	$655.3	$850.9	$(3,364.5)	$5,777.5
Current liabilities
Accounts payable	$—	$538.2	$276.4	$169.4	$(365.8)	$618.2
Accrued expenses	—	195.0	0.5	34.7	—	230.2
Profit sharing	—	58.3	—	3.3	—	61.6
Current portion of long-term debt	—	32.9	—	2.7	—	35.6
Advance payments, short-term	—	178.3	—	—	—	178.3
Deferred revenue, short-term	—	281.7	—	3.8	—	285.5
Deferred grant income liability — current	—	—	10.8	1.1	—	11.9
Other current liabilities	—	34.7	—	3.0	—	37.7
Total current liabilities	—	1,319.1	287.7	218.0	(365.8)	1,459.0
Long-term debt	—	1,088.0	—	270.6	(261.0)	1,097.6
Advance payments, long-term	—	507.4	—	—	—	507.4
Pension/OPEB obligation	—	67.7	—	—	—	67.7
Deferred grant income liability — non-current	—	—	55.6	26.7	—	82.3
Deferred revenue and other deferred credits	—	165.6	—	4.4	—	170.0
Other liabilities	—	328.2	—	25.3	(80.0)	273.5
Total equity	2,120.0	2,039.8	312.0	305.9	(2,657.7)	2,120.0
Total liabilities and shareholders' equity	$2,120.0	$5,515.8	$655.3	$850.9	$(3,364.5)	$5,777.5

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2015

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$—	$1,167.5	$53.0	$69.2	$—	$1,289.7
Investing activities
Purchase of property, plant and equipment	—	(273.3)	(53.2)	(33.6)		(360.1)
Proceeds from sale of assets	—	2.7	—	—	—	2.7
Other	—	(0.2)	0.2	—	—	—
Net cash used in investing activities	—	(270.8)	(53.0)	(33.6)	—	(357.4)
Financing activities
Proceeds from issuance of bonds	—	535.0	—	—	—	535.0
Principal payments of debt	—	(33.4)	—	(3.1)	—	(36.5)
Collection on (repayment of) intercompany debt	—	(8.9)	—	8.9	—	—
Payments on term loan	—	(534.9)	—	—	—	(534.9)
Debt issuance and financing costs	—	(4.7)	—	—	—	(4.7)
Taxes paid related to net share settlement awards	—	(20.7)	—	—	—	(20.7)
Excess tax benefits from share-based payment arrangements	—	10.5	—	0.2	—	10.7
Proceeds (payments) from subsidiary for purchase of treasury stock	300.0	(300.0)	—	—	—	—
Purchase of treasury stock	(300.0)	—	—	—	—	(300.0)
Net cash used in financing activities	—	(357.1)	—	6.0	—	(351.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(1.8)	—	(1.8)
Net decrease in cash and cash equivalents for the period	—	539.6	—	39.8	—	579.4
Cash and cash equivalents, beginning of period	—	354.6	—	23.3	—	377.9
Cash and cash equivalents, end of period	$—	$894.2	$—	$63.1	$—	$957.3

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
The pre-tax loss from the divestiture totaled ($471.1), resulting in a tax benefit of $273.9, including a valuation allowance release related to the divestiture of $118.1, and after tax loss of ($197.2) for the period ended December 31, 2014. The pre-tax (loss) income of the Gulfstream programs was $1.3 and ($530.2) for the twelve months ended December 31, 2014 and December 31, 2013, respectively.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm as stated in their report which appears herein.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Spirit AeroSystems Holdings, Inc.
We have audited Spirit AeroSystems Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Spirit AeroSystems Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Spirit AeroSystems Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spirit AeroSystems Holdings, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the two years in the period ended December 31, 2015 and our report dated February 12, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Wichita, Kansas
February 12, 2016

Item 9B.    Other Information
None.

PART III

Item 10.    Director, Executive Officers and Corporate Governance
Information concerning the directors of Spirit Holdings will be provided in Spirit Holdings' proxy statement for its 2016 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.
Information concerning the executive officers of Spirit is included in Part I of this Annual Report on Form 10-K.
Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be provided in Spirit Holdings' proxy statement for its 2016 annual meeting of stockholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.
Information concerning corporate governance and the Board of Directors of Spirit Holdings will be provided in Spirit Holdings' proxy statement for its 2016 annual meeting of stockholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.
The Company has adopted a Code of Ethics and a Finance Code of Professional Conduct that applies to the Company's Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and persons performing similar functions. A copy of the Code of Ethics and Finance Code of Professional Conduct is available on the Company's website at www.spiritaero.com under the "Investor Relations" link, and any waiver from the Code of Ethics or Finance Code of Professional Conduct will be timely disclosed on the Company's website or a Current Report on Form 8-K, as will any amendments to the Code of Ethics or Finance Code of Professional Conduct.

Item 11.    Executive Compensation
Information concerning the compensation of directors and executive officers of Spirit Holdings will be provided in Spirit Holdings' proxy statement for its 2016 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning the ownership of Spirit Holdings' equity securities by certain beneficial owners and by management will be provided in Spirit Holdings' proxy statement for its 2016 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.
Equity Compensation Plan Information is included in Part II of this Annual Report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions and director independence will be provided in Spirit Holdings' proxy statement for its 2016 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 14.    Principal Accounting Fees and Services
Information concerning principal accounting fees and services will be provided in Spirit Holdings' proxy statement for its 2016 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Part IV
Item 15.    Exhibits and Financial Statement Schedules

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
2.3	Asset Purchase Agreement, between Spirit AeroSystems Inc., Triumph Aerostructures - Tulsa LLC and Triumph Group, Inc., dated as of December 8, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.1
2.4	Amendment No. 1 to Asset Purchase Agreement, between Spirit AeroSystems, Inc., Triumph Aerostructures - Tulsa, LLC and Triumph Group, Inc., dated as of December 30, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.2
3.1	Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 20, 2009, Exhibit 3.1
3.2	Third Amended and Restated By Laws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 3, 2010, Exhibit 3.1
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.2	Form of Class B Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.2
4.3	Registration Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and the persons listed on Schedule A thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.4
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
Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.4
10.42†	Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan	Registration Statement on Form S-8 (File No. 333-195790), filed May 8, 2014, Exhibit 10.1.
10.43†	Employment Agreement between Spirit AeroSystems, Inc. and Samantha Marnick, effective as of February 22, 2006 and annual Executive Compensation Letter, dated May 3, 2013	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 2, 2014, Exhibit 10.1
10.44†	Employment Agreement between Spirit AeroSystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2015, Exhibit 10.44
10.45†	Amendment to Employment Agreement between Spirit Aerosystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2015, Exhibit 10.45
10.46†	Annual Executive Compensation Letter between Spirit AeroSystems, Inc. and John Pilla, dated February 7, 2014	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2015, Exhibit 10.46
10.47†	Employment Agreement between Spirit AeroSystems, Inc. and Krisstie Kondrotis, effective as of December 10, 2014	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2015, Exhibit 10.47
10.50	Amendment No. 11 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dates as of March 10, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2015, Exhibit 10.1
10.51
Amendment No. 5, dated as of March 18, 2015, to Credit Agreement dated as of April 18, 2012 among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., the other guarantors party thereto, Bank of America, N.A. and the other agents and lenders party thereto.
Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2015, Exhibit 10.2
10.52	Amendment No. 12 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dates as of April 9, 2015.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.1

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.53	Amendment No. 14 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dates as of April 21, 2015.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.2
10.54†	Employment Agreement between Spirit AeroSystems, Inc. and Michelle Lohmeier, effective as of June 10, 2015.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.3
10.55†	Employment Agreement between Spirit AeroSystems, Inc. and Ron Rabe, effective as of June 9, 2015.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.4
10.56†	Resignation and Consulting Agreement between Spirit AeroSystems, Inc. and David Coleal, effective as of May 21, 2015.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.5
10.57	Amendment No. 13 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dates as of January 4, 2016.	*
10.58††	Amendment No. 17 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dates as of December 23, 2015.	*
10.59††	Amendment No. 20 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dates as of November 1, 2015.	*
10.60†	Separation Agreement and Release between Spirit AeroSystems, Inc. and Jon Lammers, effective as of December 6, 2015.	*
10.61†	Employment Agreement between Spirit AeroSystems, Inc., and Stacy Cozad, effective as of January 4, 2016.	*
12.1	Ratio of Earnings to Fixed Charges	*
14.1	Code of Ethics
	(i) Spirit AeroSystems Holdings, Inc. Code of Ethics and Business Conduct, as amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 14.1
	(ii) Spirit AeroSystems Holdings, Inc. Code of Conduct for Finance Employees	Annual Report on Form 10-K (File No. 001-33160), filed March 5, 2007, Exhibit 14.1
	(iii) Spirit AeroSystems Holdings, Inc. Code of Ethics and Business Conduct, as amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 30, 2015, Exhibit 14.1
21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	*
23.1	Consent of PricewaterhouseCoopers LLP	*
23.2	Consent of Ernst & Young LLP	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
101.INS@	XBRL Instance Document.	*
101.SCH@	XBRL Taxonomy Extension Schema Document.	*
101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB@	XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document.	*
_______________________________________

†	Indicates management contract or compensation plan or arrangement

††	Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas on February 12, 2016.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

By:	/s/ Sanjay Kapoor
Sanjay Kapoor Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry A. Lawson	Director, President and Chief Executive	February 12, 2016
Larry A. Lawson	Officer (Principal Executive Officer)

/s/ Sanjay Kapoor	Senior Vice President and Chief Financial	February 12, 2016
Sanjay Kapoor	Officer (Principal Financial Officer)

/s/ Mark J. Suchinski	Vice President and Corporate Controller	February 12, 2016
Mark J. Suchinski	(Principal Accounting Officer)

/s/ Robert Johnson	Director, Chairman of the Board	February 12, 2016
Robert Johnson

/s/ Charles Chadwell	Director	February 12, 2016
Charles Chadwell

/s/ Irene M. Esteves	Director	February 12, 2016
Irene M. Esteves

/s/ Paul Fulchino	Director	February 12, 2016
Paul Fulchino

/s/ Richard Gephardt	Director	February 12, 2016
Richard Gephardt

/s/ Ronald Kadish	Director	February 12, 2016
Ronald Kadish

/s/ Christopher E. Kubasik	Director	February 12, 2016
Christopher E. Kubasik

/s/ John L. Plueger	Director	February 12, 2016
John L. Plueger

/s/ Francis Raborn	Director	February 12, 2016
Francis Raborn