Form 10-Q
period 2016-03-31
Spirit AeroSystems Holdings, Inc.
filed 2016-04-29
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 22, 2016, the registrant had outstanding 132,378,113 shares of class A common stock, $0.01 par value per share, and 121 shares of class B common stock, $0.01 par value per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31, 2016	April 2, 2015
	($ in millions, except per share data)
Net revenues	$1,681.6	$1,742.2
Operating costs and expenses
Cost of sales	1,359.0	1,448.3
Selling, general and administrative	50.0	51.6
Research and development	6.1	7.0
Total operating costs and expenses	1,415.1	1,506.9
Operating income	266.5	235.3
Interest expense and financing fee amortization	(11.4)	(17.9)
Other expense, net	(2.2)	(6.4)
Income before income taxes and equity in net income of affiliate	252.9	211.0
Income tax provision	(81.9)	(29.4)
Income before equity in net income of affiliate	171.0	181.6
Equity in net income of affiliate	0.6	0.3
Net income	$171.6	$181.9
Earnings per share
Basic	$1.30	$1.31
Diluted	$1.29	$1.30

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended
	March 31, 2016	April 2, 2015
	($ in millions)
Net income	$171.6	$181.9
Changes in other comprehensive loss, net of tax:
Settlement of swap, net of tax effect of zero for each of the three months ended, respectively	—	1.1
Pension, SERP, and Retiree medical adjustments, net of tax effect of ($0.2) and zero for the three months ended, respectively	0.8	—
Unrealized foreign exchange loss on intercompany loan, net of tax effect of $0.3 and $0.6 for the three months ended, respectively	(1.2)	(2.4)
Foreign currency translation adjustments	(7.6)	(12.7)
Total other comprehensive loss	(8.0)	(14.0)
Total comprehensive income	$163.6	$167.9

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

	March 31, 2016	December 31, 2015
	($ in millions)
Current assets
Cash and cash equivalents	$822.9	$957.3
Accounts receivable, net	683.2	537.0
Inventory, net	1,808.0	1,774.4
Other current assets	27.5	30.4
Total current assets	3,341.6	3,299.1
Property, plant and equipment, net	1,947.2	1,950.7
Pension assets	242.7	246.9
Other assets	255.4	280.8
Total assets	$5,786.9	$5,777.5
Current liabilities
Accounts payable	$645.8	$618.2
Accrued expenses	225.5	230.2
Profit sharing	18.4	61.6
Current portion of long-term debt	42.9	35.6
Advance payments, short-term	192.5	178.3
Deferred revenue, short-term	312.1	285.5
Deferred grant income liability - current	12.6	11.9
Other current liabilities	88.7	37.7
Total current liabilities	1,538.5	1,459.0
Long-term debt	1,083.4	1,097.6
Advance payments, long-term	452.9	507.4
Pension/OPEB obligation	70.2	67.7
Deferred revenue and other deferred credits	172.4	170.0
Deferred grant income liability - non-current	78.2	82.3
Other liabilities	270.6	273.5
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 132,474,893 and 135,617,589 shares issued and outstanding, respectively	1.3	1.4
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 121 shares issued and outstanding each period, respectively	—	—
Additional paid-in capital	1,054.0	1,051.6
Accumulated other comprehensive loss	(168.5)	(160.5)
Retained earnings	1,827.8	1,656.2
Treasury stock, at cost (13,306,381 and 9,691,865 shares, respectively)	(594.4)	(429.2)
Total shareholders’ equity	2,120.2	2,119.5
Noncontrolling interest	0.5	0.5
Total equity	2,120.7	2,120.0
Total liabilities and equity	$5,786.9	$5,777.5
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31, 2016	April 2, 2015
	($ in millions)
Operating activities
Net income	$171.6	$181.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	49.4	43.6
Amortization expense	—	0.5
Amortization of deferred financing fees	1.1	4.2
Accretion of customer supply agreement	1.0	0.4
Employee stock compensation expense	5.3	6.9
Excess tax benefit of share-based payment arrangements	(0.3)	—
Loss from hedge contracts	—	1.6
Loss from foreign currency transactions	4.6	6.4
Loss on disposition of assets	2.5	—
Deferred taxes	24.1	1.2
Pension and other post retirement benefits, net	7.0	(6.1)
Grant liability amortization	(2.7)	(2.6)
Equity in net income of affiliate	(0.6)	(0.3)
Changes in assets and liabilities
Accounts receivable	(148.6)	0.3
Inventory, net	(50.6)	33.8
Accounts payable and accrued liabilities	19.9	(10.2)
Profit sharing/deferred compensation	(43.1)	(91.1)
Advance payments	(40.3)	(10.2)
Income taxes receivable/payable	58.2	198.0
Deferred revenue and other deferred credits	29.9	56.7
Other	5.4	8.7
Net cash provided by operating activities	93.8	423.7
Investing activities
Purchase of property, plant and equipment	(50.4)	(40.3)
Net cash used in investing activities	(50.4)	(40.3)
Financing activities
Proceeds from issuance of debt	—	535.0
Principal payments of debt	(7.5)	(7.5)
Payments on term loan	—	(534.9)
Taxes paid related to net share settlement awards	(2.9)	—
Excess tax benefit of share-based payment arrangements	0.2	—
Debt issuance and financing costs	—	(4.7)
Purchase of treasury stock	(165.2)	—
Net cash used in financing activities	(175.4)	(12.1)
Effect of exchange rate changes on cash and cash equivalents	(2.4)	0.3
Net (decrease) increase in cash and cash equivalents for the period	(134.4)	371.6
Cash and cash equivalents, beginning of period	957.3	377.9
Cash and cash equivalents, end of period	$822.9	$749.5
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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company's 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2016 (the "2015 Form 10-K").

2.  New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU ") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have to the Company's consolidated financial statements.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02). This update requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating the new guidance to determine the impact it may have to the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (ASU 2014-09). This update is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was supposed to be effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. However, in July 2015, the FASB affirmed its proposal to defer the effective date of ASU 2014-09 for all entities by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and in April 2016, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, both of which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the new guidance to determine the impact it may have to the Company's consolidated financial statements.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended
Changes in Estimates	March 31, 2016	April 2, 2015
Favorable Cumulative Catch-up Adjustment by Segment
Fuselage	$16.2	$2.7
Propulsion	5.9	9.3
Wing	10.1	—
Total Favorable Cumulative Catch-up Adjustment	$32.2	$12.0

Changes in Estimates on Loss Programs
Fuselage
Boeing - All other platforms	$3.1	$2.9
Total Fuselage Change in Estimate on Loss Programs	$3.1	$2.9
Propulsion
Boeing - All other platforms	$5.5	$—
Rolls-Royce BR725	3.4	—
Total Propulsion Change in Estimate on Loss Programs	$8.9	$—
Wing
Boeing - All other platforms	$3.0	$—
Total Wing Change in Estimate on Loss Programs	$3.0	$—
Total Change in Estimate on Loss Programs	$15.0	$2.9

Total Change in Estimate	$47.2	$14.9
EPS Impact (diluted per share based upon statutory rates)	$0.22	$0.07

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

4.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	March 31, 2016	December 31, 2015
Trade receivables(1)	$661.3	$524.3
Other	28.0	18.8
Less: allowance for doubtful accounts	(6.1)	(6.1)
Accounts receivable, net	$683.2	$537.0

(1)	Includes unbilled receivables of $32.3 and $30.5 at March 31, 2016 and December 31, 2015, respectively.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

5.  Inventory

Inventories are summarized as follows:

	March 31, 2016	December 31, 2015
Raw materials	$259.7	$253.8
Work-in-process	821.4	854.4
Finished goods	64.6	65.7
Product inventory	1,145.7	1,173.9
Capitalized pre-production	147.9	167.8
Deferred production	1,389.6	1,315.4
Forward loss provision	(875.2)	(882.7)
Total inventory, net	$1,808.0	$1,774.4

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

Deferred production includes costs for the excess of production costs over the estimated average cost per shipset, and credit balances for favorable variances on contracts between actual costs incurred and the estimated average cost per shipset for units delivered under the current production blocks. Recovery of excess-over-average deferred production costs is dependent on the number of shipsets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts, net of forward loss provisions, will be fully recovered over the contract block quantities noted in the contract block and orders table below. Should orders not materialize in future periods to fulfill the block, potential forward loss charges may be necessary to the extent the final delivered quantity does not absorb deferred inventory costs. Sales significantly under estimates or costs significantly over estimates could result in losses on these contracts in future periods.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Inventories are summarized by platform and costs below:

	March 31, 2016
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision	Total Inventory, net March 31, 2016
B787	213.8	9.9	26.6	591.8	(606.0)	236.1
Boeing - All other platforms	484.8	17.0	5.4	(1.9)	(17.3)	488.0
A350 XWB	153.3	37.3	92.2	685.2	(113.7)	854.3
Airbus - All other platforms	89.6	—	—	9.0	—	98.6
Rolls-Royce BR725(1)	15.4	—	23.7	99.1	(138.2)	—
GCS&S	56.1	—	—	—	—	56.1
Other platforms	67.3	1.2	—	6.4	—	74.9
Total	$1,080.3	$65.4	$147.9	$1,389.6	$(875.2)	$1,808.0

	December 31, 2015
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision	Total Inventory, net December 31, 2015
B787	222.7	9.8	42.1	558.5	(606.0)	227.1
Boeing - All other platforms	491.9	23.0	5.6	(32.8)	(28.8)	458.9
A350 XWB	148.7	35.3	94.2	679.4	(113.8)	843.8
Airbus - All other platforms	90.8	—	—	9.2	—	100.0
Rolls-Royce BR725(1)	12.5	—	25.9	95.7	(134.1)	—
GCS&S	54.3	—	—	—	—	54.3
Other platforms	80.0	4.9	—	5.4	—	90.3
Total	$1,100.9	$73.0	$167.8	$1,315.4	$(882.7)	$1,774.4

(1)
Forward loss charges recorded in prior periods on the Rolls-Royce BR725 program exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability and reported in other current liabilities on the Condensed Consolidated Balance Sheet.  The total contract liability was $4.6 and $12.2 as of March 31, 2016 and December 31, 2015, respectively.

Significant amortization of capitalized pre-production and deferred production inventory has occurred over the following contract block deliveries and will continue to occur over the following contract blocks:

Model	Current Block Deliveries	Contract Block Quantity	Orders(1)
B787	441	500	746
A350 XWB (2)	78	400	758
Rolls-Royce BR725	206	350	257

(1)
Order amounts are obtained from the published firm-order backlogs of Airbus and Boeing. For Rolls-Royce BR725, orders represent purchase orders received from OEMs and are not reflective of OEM sales backlog. Orders reported are total block orders, including delivered units.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

(2)	Capitalized pre-production amortization over 800 shipsets.

6.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	March 31, 2016	December 31, 2015
Land	$16.1	$16.5
Buildings (including improvements)	595.2	585.4
Machinery and equipment	1,248.9	1,210.6
Tooling	943.3	927.2
Capitalized software	230.9	219.7
Construction-in-progress	244.2	278.6
Total	3,278.6	3,238.0
Less: accumulated depreciation	(1,331.4)	(1,287.3)
Property, plant and equipment, net	$1,947.2	$1,950.7

Interest costs associated with construction-in-progress are capitalized until the assets are completed and ready for use. Capitalized interest was $2.1 and $1.3 for the three months ended March 31, 2016 and April 2, 2015, respectively. Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $26.6 and $30.3 for the three months ended March 31, 2016 and April 2, 2015, respectively.

The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $4.5 and $4.2 for the three months ended March 31, 2016 and April 2, 2015, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluated its long-lived assets at its locations and determined no impairment was necessary for the periods ended March 31, 2016 and April 2, 2015.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

7.  Other Assets

Other assets are summarized as follows:

	March 31, 2016	December 31, 2015
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Total intangible assets	8.2	8.2
Less: Accumulated amortization - patents	(1.6)	(1.6)
Accumulated amortization - favorable leasehold interest	(3.9)	(3.8)
Intangible assets, net	2.7	2.8
Deferred financing
Deferred financing costs	105.8	105.8
Less: Accumulated amortization - deferred financing costs(1)	(87.4)	(86.3)
Deferred financing costs, net	18.4	19.5
Other
Goodwill - Europe	2.6	2.7
Equity in net assets of affiliates	3.7	3.2
Customer supply agreement(2)	25.6	29.3
Restricted Cash	19.9	19.9
Deferred Tax Asset - non-current(3)	141.8	162.8
Other	40.7	40.6
Total	$255.4	$280.8

(1)	Includes charges related to debt extinguishment of zero and $3.1 for the periods ended March 31, 2016 and December 31, 2015, respectively.

(2)	Under agreements with customers and a supplier, certain payments accounted for as consideration paid by the Company to a customer and supplier are being amortized as a reduction to net revenues.

(3)	For further detail, see Note 16, "Income Taxes."

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

On April 8, 2014, the Company signed a memorandum of agreement with Boeing which suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015 and any repayments which otherwise would have become due during such twelve-month period will be offset against the purchase price for shipsets 1,001 through 1,120.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

In November 2014, Spirit and Boeing entered into a Memorandum of Agreement (the “November 2014 MOA”). As part of the November 2014 MOA, Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices and other issues across multiple programs during 2015. Since the Company was unable to reach agreement with Boeing on these issues by the end of 2015, once the parties agree upon appropriate pricing for the B787-9, Boeing will be entitled to a retroactive adjustment on certain B787 payments which were based on the interim pricing. The amount Spirit received that is subject to a retroactive adjustment was recorded as deferred revenue, and has not been recognized by the Company as revenue. The Company is engaged in discussions with Boeing concerning how to determine the subsequent B787-9 and initial B787-10 prices, and the parties have not yet reached agreement.

Advance payments and deferred revenue/credits are summarized by platform as follows:

	March 31, 2016	December 31, 2015
B787	$923.5	$909.3
Boeing - All other platforms	13.2	13.8
A350 XWB	162.4	183.5
Airbus — All other platforms	4.1	4.0
Other	26.7	30.6
Total advance payments and deferred revenue/credits	$1,129.9	$1,141.2

9. Government Grants

The Company received grants in the form of government funding for a portion of the site construction and other specific capital asset costs at the Company's Kinston, North Carolina and Subang, Malaysia sites. Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period, which began in 2010, in a manner consistent with the job performance criteria. Under the agreement, failure by Spirit to meet job performance criteria, including creation of a targeted number of jobs, could result in Spirit being obligated to make incremental rent payments to the North Carolina Global TransPark Authority over the initial term of the lease. The amount of the incremental rent payments would vary depending on Spirit’s level of attainment of the specified requirements not to exceed a certain dollar threshold. In Malaysia, the deferred grant income is being amortized based on the estimated lives of the eligible assets constructed with the grant funds as there are no performance criteria. The assets related to deferred grant income are consolidated within property, plant and equipment.

Deferred grant income liability, net consists of the following:

Balance, December 31, 2015	$94.2
Grant liability amortized	(2.7)
Exchange rate	(0.7)
Total asset value related to deferred grant income, March 31, 2016	$90.8

The assets related to the deferred grant income consist of the following:

Balance, December 31, 2015	$106.6
Amortization	(1.3)
Exchange rate	(0.7)
Total asset value related to deferred grant income, March 31, 2016	$104.6

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

	Fair Value Measurements
	March 31, 2016			At March 31, 2016 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$22.2	$22.2	$—	$22.2	$—	$—

	Fair Value Measurements
	December 31, 2015			At December 31, 2015 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$90.2	$90.2	$—	$90.2	$—	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The Company’s long-term debt includes a senior secured term loan, senior unsecured notes and the Malaysian term loan.  The estimated fair value of the Company's debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	March 31, 2016			December 31, 2015
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan A (including current portion)	$501.6	$497.5	(2)	$508.3	$501.6	(2)
Senior unsecured notes due 2020	300.0	311.2	(1)	300.0	310.5	(1)
Senior unsecured notes due 2022	299.5	310.8	(1)	299.5	304.8	(1)
Malaysian loan	3.0	2.6	(2)	3.2	2.8	(2)
Total	$1,104.1	$1,122.1		$1,111.0	$1,119.7

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

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

As of March 31, 2016 and December 31, 2015, the Company had no outstanding interest rate swap agreements.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

12.  Debt

Total debt shown on the balance sheet is comprised of the following:

	March 31, 2016		December 31, 2015
	Current	Noncurrent	Current	Noncurrent
Senior secured term loan A	$26.8	$474.8	$26.8	$481.5
Senior notes due 2020	—	300.0	—	300.0
Senior notes due 2022	—	299.5	—	299.5
Malaysian term loan	2.4	0.6	2.1	1.1
Present value of capital lease obligations	0.6	8.5	0.6	8.5
Other	13.1	—	6.1	7.0
Total	$42.9	$1,083.4	$35.6	$1,097.6

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

As of March 31, 2016, the outstanding balance of the Term Loan was $501.6. As a result of extinguishment of the Term Loan B during the first quarter of 2015, the Company recognized a loss on extinguishment of debt of $3.6. Of this total charge, $3.1 is reflected within amortization of deferred financing fees and $0.5 is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the three months ended April 2, 2015.

Substantially all of Spirit's assets, including inventory and property, plant and equipment, had been pledged as collateral for both the Term Loan and the revolving credit facility. However, under the terms of the Credit Agreement, following the credit rating upgrades by Moody's and S&P during 2016, the collateral was released effective April 27, 2016.

Senior Notes

In November 2010, the Company issued $300.0 in aggregate principal amount of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2020 Notes was $300.0 as of March 31, 2016.

In March 2014, the Company issued $300.0 in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.5 as of March 31, 2016.

13. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended
Components of Net Periodic Pension Expense/(Income)	March 31, 2016	April 2, 2015
Service cost	$0.3	$0.3
Interest cost	11.7	12.0
Expected return on plan assets	(19.5)	(20.7)
Amortization of net loss	0.7	1.0
Special termination benefits(1)	11.0	—
Net periodic pension expense (income)	$4.2	$(7.4)

(1)	Special termination benefits related to early retirement incentives offered as part of a voluntary retirement plan.

	Other Benefits
	For the Three Months Ended
Components of Other Benefit Expense	March 31, 2016	April 2, 2015
Service cost	$0.6	$0.7
Interest cost	0.6	0.6
Amortization of net gain	(0.1)	—
Special termination benefits(1)	3.1	—
Net periodic other benefit expense	$4.2	$1.3

(1)	Special termination benefits related to early retirement incentives offered as part of a voluntary retirement plan.

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $6.8 for the Supplemental Executive Retirement Plan (SERP) and post-retirement medical plans in 2016.  The Company's projected contributions to the U.K. pension plan for 2016 are zero. The entire amount contributed can vary based on exchange rate fluctuations.

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

•	75% of the LTIA is service-based restricted stock that will vest in equal installments over a three-year period.

•	25% of the LTIA is market-based restricted stock that will vest on the third year anniversary of the grant date contingent upon total shareholder return ("TSR") compared to the Company’s peers.

For the three months ended March 31, 2016 the Company recognized a net total of $5.3 of stock compensation expense, which is net of stock forfeitures and includes expense for the Prior Plans and the LTIA under the Omnibus Plan. For the three months ended April 2, 2015, the Company recognized $6.9 of stock compensation expense, net of forfeitures. The entire stock compensation expense of $5.3 and $6.9, for the three months ended March 31, 2016 and April 2, 2015, respectively, was recorded as selling, general and administrative.

During the first quarter ended March 31, 2016, 492,624 shares of class A common stock with an aggregate grant date fair value of $21.4 were granted under the service-based portion of the Company's LTIA. In addition, 125,894 shares of class A common stock with an aggregate grant date fair value of $6.8 were granted under the market-based portion of the Company's LTIA under the Omnibus Plan and such shares are eligible to vest on the three-year anniversary of the grant date depending on total shareholder return compared to the Company's peers. Additionally, 102,943 shares of class A common stock with an aggregate grant date fair value of $5.0 awarded under the Company's LTIP vested during the quarter ended March 31, 2016.

15. Income Taxes

The process for calculating the Company's income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax asset at March 31, 2016 and December 31, 2015 was $126.5 and $149.7, respectively. The difference is primarily due to the utilization of deductible temporary differences within the calculation of U.S. taxable income.

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

The 32.4% effective tax rate for the three months ended March 31, 2016 differs from the 13.9% effective tax rate for the same period of 2015 primarily due to U.S. net deferred tax asset valuation allowance decrease in 2015 netted against an increase in U.S. domestic production activities deduction in 2016.

The Company will continue to participate in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program for its 2015 and 2016 tax years. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. The HM Revenue & Customs completed its examination of the Company's 2009-2011 U.K. income tax returns and the statute of limitations has lapsed on the 2013 tax return. The Directorate General of Public Finance is currently examining the Company's 2011-2013 France income tax returns. While a change could result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.

The Company had $54.4 and $3.0 of income tax payable as of March 31, 2016 and December 31, 2015, respectively, which is reflected within other current liabilities on the Consolidated Balance Sheet.

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

 Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of the Company’s outstanding common stock are entitled to any dividend declared by the Board of Directors out of funds legally available for this purpose. The Company did not pay any cash dividends in the three months ended March 31, 2016. The Company's future dividend policy will depend on the requirements of financing agreements to which the Company may be a party. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of March 31, 2016, no treasury shares have been reissued or retired.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 31, 2016			April 2, 2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$171.5	131.6	$1.30	$181.7	138.9	$1.31
Income allocated to participating securities	0.1	0.1		0.2	0.1
Net income	$171.6			$181.9

Diluted potential common shares		1.0			1.4
Diluted EPS
Net income	$171.6	132.7	$1.29	$181.9	140.4	$1.30

The balance of outstanding common shares presented in the Condensed Consolidated Balance Sheets was 132.5 million and 141.7 million at March 31, 2016 and April 2, 2015, respectively. Included in the outstanding common shares were 2.2 million and 2.8 million of issued but unvested shares at March 31, 2016 and April 2, 2015, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	March 31, 2016	December 31, 2015
Pension	$(121.0)	$(121.5)
Interest rate swaps	—	(0.4)
SERP/Retiree medical	6.0	6.1
Foreign currency impact on long term intercompany loan	(10.3)	(9.2)
Currency translation adjustment	(43.2)	(35.5)
Total accumulated other comprehensive loss	$(168.5)	$(160.5)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

17.  Related Party Transactions

In December 2014, Onex acquired approximately a 40% interest in Advanced Integration Technologies (“AIT”), a provider of automation and tooling, maintenance services and aircraft components to the aerospace industry and a supplier to the Company. For the three months ended March 31, 2016 and April 2, 2015, sales from AIT to the Company and its subsidiaries were $4.7 and $5.9, respectively. The amounts owed to AIT and recorded as accrued liabilities were $1.4 and $4.0 as of March 31, 2016 and December 31, 2015, respectively. Tawfiq Popatia, a former director of Spirit Holdings, is a Managing Director of Onex Corporation.

18.  Commitments, Contingencies and Guarantees

Litigation

From time to time the Company is subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. The Company had outstanding obligations in respect of litigation or other legal proceedings of $25.0 as of both March 31, 2016 and December 31, 2015. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations and cash flows in a particular quarter or fiscal year.

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

On June 3, 2013, a putative class action lawsuit was commenced against the Company, Jeffrey L. Turner, and Philip D. Anderson in the U.S. District Court for the District of Kansas. The court-appointed lead plaintiffs - two pension funds that claim to represent a class of investors in the Company's stock - filed an amended complaint on April 7, 2014, naming as additional defendants Spirit's Vice President of the B787 Program Terry J. George and former Senior Vice President of Oklahoma Operations Alexander K. Kummant. The amended complaint alleges that defendants engaged in a scheme to artificially inflate the market price of the Company's stock by making false statements and omissions about certain programs' performance and costs. It contends that the alleged scheme was revealed by the Company’s accrual of $590.0 in forward loss charges on October 25, 2012. The lead plaintiffs seek certification of a class of all persons other than defendants who purchased Holdings securities between May 5, 2011 and October 24, 2012, and seek an unspecified amount of damages on behalf of the putative class. In June 2014, the defendants

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

filed a motion to dismiss the claims set forth in the amended complaint. On May 14, 2015, the District Court granted Spirit's motion to dismiss and dismissed the matter with prejudice. The plaintiffs filed a notice of appeal on June 11, 2015.  The appeal has been fully briefed and argued, but the Court of Appeals has not yet issued a decision. The Company intends to vigorously defend against these allegations, and management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

Guarantees

Outstanding guarantees were $22.2 and $20.1 at March 31, 2016 and December 31, 2015, respectively.

Restricted Cash

The Company was required to maintain $19.9 of restricted cash as of both March 31, 2016 and December 31, 2015 related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash is included in “Other assets” in the Company's Condensed Consolidated Balance Sheets.

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

Service and Product Warranties and Extraordinary Rework

Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are evaluated on a quarterly basis. These costs are accrued and are recorded to unallocated cost of goods sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims, including the experience of industry peers. In the case of new development products or new customers, Spirit considers other factors including the experience of other entities in the same business and management judgment, among others. Service warranty and extraordinary work is reported in current liabilities and other liabilities in the Condensed Consolidated Balance Sheet.

The following is a roll forward of the service warranty and extraordinary rework balance at March 31, 2016:

Balance, December 31, 2015	$158.7
Charges to costs and expenses	1.8
Payouts	(2.8)
Exchange rate	(0.1)
Balance, March 31, 2016	$157.6

19.  Other Expense, Net

Other expense, net is summarized as follows:

	For the Three Months Ended
	March 31, 2016	April 2, 2015
KDFA bond	$1.1	$1.2
Rental and miscellaneous income (expense)(1)	0.1	(1.9)
Interest income	0.8	0.2
Foreign currency losses	(4.2)	(5.9)
Total	$(2.2)	$(6.4)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

(1)	Includes $2.0 of losses related to the settlement of interest rate swap agreements for the period ended April 2, 2015, as further detailed in Note 11, Derivative and Hedging Activities.

Foreign currency losses are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency.

20.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers.  Approximately 96% of the Company’s net revenues for the three months ended March 31, 2016 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.

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

The following table shows segment revenues and operating income for the three months ended March 31, 2016 and April 2, 2015:

	Three Months Ended
	March 31, 2016	April 2, 2015
Segment Revenues
Fuselage Systems	$873.8	$916.8
Propulsion Systems	438.6	446.0
Wing Systems	360.5	376.7
All Other	8.7	2.7
	$1,681.6	$1,742.2
Segment Operating Income (Loss)
Fuselage Systems	$177.3	$164.5
Propulsion Systems	99.1	95.7
Wing Systems	58.8	45.2
All Other	1.9	(0.3)
	337.1	305.1
Corporate SG&A	(50.0)	(51.6)
Research and development	(6.1)	(7.0)
Unallocated cost of sales (1)	(14.5)	(11.2)
Total operating income	$266.5	$235.3

(1)
Includes $2.3 and $10.4 of warranty reserve for the three months ended March 31, 2016 and April 2, 2015, respectively. Also includes $11.8 related to early retirement incentives for the three months ended March 31, 2016.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2016

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,510.5	$95.0	$215.9	$(139.8)	$1,681.6
Operating costs and expenses
Cost of sales	—	1,214.4	91.7	192.7	(139.8)	1,359.0
Selling, general and administrative	1.5	44.2	0.7	3.6	—	50.0
Research and development	—	5.0	0.5	0.6	—	6.1
Total operating costs and expenses	1.5	1,263.6	92.9	196.9	(139.8)	1,415.1
Operating (loss) income	(1.5)	246.9	2.1	19.0	—	266.5
Interest expense and financing fee amortization	—	(11.3)	—	(2.1)	2.0	(11.4)
Other income (expense), net	—	3.9	—	(4.1)	(2.0)	(2.2)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(1.5)	239.5	2.1	12.8	—	252.9
Income tax benefit (provision)	0.5	(78.7)	(0.8)	(2.9)	—	(81.9)
(Loss) income before equity in net income of affiliate and subsidiaries	(1.0)	160.8	1.3	9.9	—	171.0
Equity in net income of affiliate	0.6	—	—	0.6	(0.6)	0.6
Equity in net income of subsidiaries	172.0	11.2	—	—	(183.2)	—
Net income	171.6	172.0	1.3	10.5	(183.8)	171.6
Other comprehensive (loss) income	(8.0)	(8.0)	—	(8.8)	16.8	(8.0)
Comprehensive income (loss)	$163.6	$164.0	$1.3	$1.7	$(167.0)	$163.6

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Condensed Consolidating Balance Sheet
March 31, 2016

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$796.3	$—	$26.6	$—	$822.9
Accounts receivable, net	—	798.0	35.9	211.8	(362.5)	683.2
Inventory, net	—	1,281.2	175.2	351.6	—	1,808.0
Other current assets	—	21.4	2.3	3.8	—	27.5
Total current assets	—	2,896.9	213.4	593.8	(362.5)	3,341.6
Property, plant and equipment, net	—	1,393.0	366.2	188.0	—	1,947.2
Pension assets, net	—	229.5	—	13.2	—	242.7
Investment in subsidiary	460.8	283.7	—	—	(744.5)	—
Equity in net assets of subsidiaries	1,659.9	257.1	—	—	(1,917.0)	—
Other assets	—	480.5	82.1	21.3	(328.5)	255.4
Total assets	$2,120.7	$5,540.7	$661.7	$816.3	$(3,352.5)	$5,786.9
Current liabilities
Accounts payable	$—	$573.8	$283.4	$151.1	$(362.5)	$645.8
Accrued expenses	—	190.4	1.0	34.1	—	225.5
Profit sharing	—	17.7	—	0.7	—	18.4
Current portion of long-term debt	—	39.9	—	3.0	—	42.9
Advance payments, short-term	—	192.5	—	—	—	192.5
Deferred revenue, short-term	—	309.2	—	2.9	—	312.1
Deferred grant income liability - current	—	—	11.4	1.2	—	12.6
Other current liabilities	—	85.9	—	2.8	—	88.7
Total current liabilities	—	1,409.4	295.8	195.8	(362.5)	1,538.5
Long-term debt	—	1,074.3	—	257.6	(248.5)	1,083.4
Advance payments, long-term	—	452.9	—	—	—	452.9
Pension/OPEB obligation	—	70.2	—	—	—	70.2
Deferred grant income liability - non-current	—	—	52.5	25.7	—	78.2
Deferred revenue and other deferred credits	—	167.7	—	4.7	—	172.4
Other liabilities	—	325.5	—	25.1	(80.0)	270.6
Total equity	2,120.7	2,040.7	313.4	307.4	(2,661.5)	2,120.7
Total liabilities and shareholders’ equity	$2,120.7	$5,540.7	$661.7	$816.3	$(3,352.5)	$5,786.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2015

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$894.2	$—	$63.1	$—	$957.3
Accounts receivable, net	—	686.3	27.1	189.4	(365.8)	537.0
Inventory, net	—	1,229.0	179.4	365.9	0.1	1,774.4
Other current assets	—	24.4	1.9	4.1	—	30.4
Total current assets	—	2,833.9	208.4	622.5	(365.7)	3,299.1
Property, plant and equipment, net	—	1,393.1	364.2	193.4	—	1,950.7
Pension assets, net	—	233.3	—	13.6	—	246.9
Investment in subsidiary	623.6	283.7	—	0.1	(907.4)	—
Equity in net assets of subsidiaries	1,496.4	254.1	—	—	(1,750.5)	—
Other assets	—	517.7	82.7	21.3	(340.9)	280.8
Total assets	$2,120.0	$5,515.8	$655.3	$850.9	$(3,364.5)	$5,777.5
Current liabilities
Accounts payable	$—	$538.2	$276.4	$169.4	$(365.8)	$618.2
Accrued expenses	—	195.0	0.5	34.7	—	230.2
Profit sharing	—	58.3	—	3.3	—	61.6
Current portion of long-term debt	—	32.9	—	2.7	—	35.6
Advance payments, short-term	—	178.3	—	—	—	178.3
Deferred revenue, short-term	—	281.7	—	3.8	—	285.5
Deferred grant income liability - current	—	—	10.8	1.1	—	11.9
Other current liabilities	—	34.7	—	3.0	—	37.7
Total current liabilities	—	1,319.1	287.7	218.0	(365.8)	1,459.0
Long-term debt	—	1,088.0	—	270.6	(261.0)	1,097.6
Advance payments, long-term	—	507.4	—	—	—	507.4
Pension/OPEB obligation	—	67.7	—	—	—	67.7
Deferred grant income liability - non-current	—	—	55.6	26.7	—	82.3
Deferred revenue and other deferred credits	—	165.6	—	4.4	—	170.0
Other liabilities	—	328.2	—	25.3	(80.0)	273.5
Total equity	2,120.0	2,039.8	312.0	305.9	(2,657.7)	2,120.0
Total liabilities and shareholders’ equity	$2,120.0	$5,515.8	$655.3	$850.9	$(3,364.5)	$5,777.5

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2016

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$—	$101.5	$7.1	$(14.8)	$—	$93.8
Investing activities
Purchase of property, plant and equipment	—	(37.3)	(7.1)	(6.0)	—	(50.4)
Net cash used in investing activities	—	(37.3)	(7.1)	(6.0)	—	(50.4)
Financing activities
Principal payments of debt	—	(6.7)	—	(0.8)	—	(7.5)
Collection on (repayment of) intercompany debt	—	12.5	—	(12.5)	—	—
Taxes paid related to net share settlement of awards	—	(2.9)	—	—	—	(2.9)
Excess tax benefits from share-based payment arrangements	—	0.2	—	—	—	0.2
Proceeds (payments) from subsidiary for purchase of treasury stock	165.2	(165.2)	—	—	—	—
Purchase of treasury stock	(165.2)	—	—	—	—	(165.2)
Net cash used in financing activities	—	(162.1)	—	(13.3)	—	(175.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	(2.4)	—	(2.4)
Net decrease in cash and cash equivalents for the period	—	(97.9)	—	(36.5)	—	(134.4)
Cash and cash equivalents, beginning of period	—	894.2	—	63.1	—	957.3
Cash and cash equivalents, end of period	$—	$796.3	$—	$26.6	$—	$822.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended April 2, 2015

	Holdings	Spirit	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$408.4	$9.7	$5.6	$—	$423.7
Investing activities
Purchase of property, plant and equipment	—	(26.1)	(9.7)	(4.5)	—	(40.3)
Net cash used in investing activities	—	(26.1)	(9.7)	(4.5)	—	(40.3)
Financing activities
Proceeds from issuance of debt	—	535.0	—	—	—	535.0
Principal payments of debt	—	(6.7)	—	(0.8)	—	(7.5)
Payments on term loan	—	(534.9)	—	—	—	(534.9)
Collection on (repayment of) intercompany debt	—	(2.0)	—	2.0	—	—
Debt issuance and financing costs	—	(4.7)	—	—	—	(4.7)
Net cash (used in) provided by financing activities	—	(13.3)	—	1.2	—	(12.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	0.3	—	0.3
Net increase in cash and cash equivalents for the period	—	369.0	—	2.6	—	371.6
Cash and cash equivalents, beginning of period	—	354.6	—	23.3	—	377.9
Cash and cash equivalents, end of period	$—	$723.6	$—	$25.9	$—	$749.5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “should,” “will,” and other similar words or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission ("SEC") on February 12, 2016 (our “2015 Form 10-K”). See also “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Recent Events

On April 1, 2016, Tom Gentile joined the Company as Executive Vice President and Chief Operating Officer.

On March 17, 2016, Standard & Poor's Rating Services raised its corporate credit rating of Spirit AeroSystems, Inc. to BBB- from BB.

On March 7, 2016, the United States Secretary of the Air Force announced Spirit as one of seven subcontractors for the long range strike bomber, called the B-21 program.

On March 4, 2016, Moody's Investors Services upgraded its senior unsecured rating of Spirit AeroSystems, Inc. to Baa3 from Ba2.

In February 2016, Spirit's contract with Boeing, which allowed Spirit to manufacture and sell spare parts to parties other than Boeing using Boeing intellectual property, was not renewed.

Overview

We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselage systems, propulsion systems and wing systems for commercial and military aircraft. For the three months ended March 31, 2016, we generated net revenues of $1,681.6 million and net income of $171.6 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program. The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas. The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 26%, 22% and less than 1%, respectively, of our net revenues for the three months ended March 31, 2016.

Management’s Focus

The Company’s focus is on ensuring that our quality and operational and cost performance are world class. As part of our efforts to position the Company for future success, we completed several key initiatives by concentrating on productivity, preparation for sustained growth, cost reductions and business alignment, implementation of a capital deployment strategy and a greater emphasis on long-term growth.

As we continue to position the Company for future success, our focus for 2016 includes restructuring and reducing our internal costs, continuing to execute on the A350 program, and concentrating on cash generation and disciplined cash deployment. We will strive to become more competitive by investing in technology and automation. These investments will reduce costs and allow us to meet increasing production rates on many of our programs. Additionally, we will position ourselves for growth within both the commercial and defense markets. Considering the strong demand for commercial aircraft and the expected continued need for defense aircraft for the foreseeable future, both markets offer possibilities for growth.

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

Our supply agreement for the B787 program (the "B787 Supply Agreement") provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties. As part of the November 2014 MOA, Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices, and other issues across multiple programs during 2015. Since we were unable to reach agreement with Boeing on these issues by the end of 2015, once the parties agree upon appropriate pricing for the B787-9, Boeing will be entitled to a retroactive adjustment on certain B787 payments which were based on the interim pricing. The amount we received that is subject to a retroactive adjustment was recorded as deferred revenue, and has not been recognized by us as revenue. We are engaged in discussions with Boeing concerning how to determine the subsequent B787-9 and initial B787-10 prices, and have not yet reached agreement. Our ability to successfully negotiate fair and equitable prices for these models as well as overall B787 delivery volumes and rate investments, and our ability to achieve forecasted cost improvements on all B787 models are key factors in achieving the projected financial performance for this program.

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

Boeing Legacy Programs

On April 8, 2014, we entered into a Memorandum of Agreement with Boeing that established pricing terms for the B737, B747, B767 and B777 programs for the period commencing on April 1, 2014 and ending on December 31, 2015, under the Company's long-term supply contract with Boeing covering products for such programs. The new pricing terms were not applied to the period prior to April 1, 2014. The new prices do not apply to the 737 MAX, for which recurring pricing has not yet been agreed. Since the parties have been unable to agree upon pricing on the B737, B747, B767 and B777 platforms for the periods beyond 2015, an interim payment mechanism has been triggered for deliveries under the supply contract commencing January 1, 2016. This interim payment mechanism is based upon existing prices, adjusted using a quantity-based price adjustment formula and specified annual escalation. The interim payment mechanism is subject to adjustment when follow-on pricing is agreed upon. Prices for commercial derivative models are to be negotiated in good faith by the parties based on then-prevailing market conditions. If the parties cannot agree on price, then they must engage in dispute resolution pursuant to agreed-upon procedures.

In February 2016, Spirit's contract with Boeing, which allowed Spirit to manufacture and sell spare parts to parties other than Boeing using Boeing intellectual property, was not renewed. This contract was not considered a material component of our business.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended
	March 31, 2016	April 2, 2015	Percentage Change to Prior Year
	($ in millions)
Net revenues	$1,681.6	$1,742.2	(3)%
Cost of sales	1,359.0	1,448.3	(6)%
Gross profit	322.6	293.9
Selling, general and administrative	50.0	51.6	(3)%
Research and development	6.1	7.0	(13)%
Operating income	266.5	235.3
Interest expense and financing fee amortization	(11.4)	(17.9)	(36)%
Other expense, net	(2.2)	(6.4)	(66)%
Income before income taxes and equity in net income of affiliate	252.9	211.0
Income tax provision	(81.9)	(29.4)	179%
Income before equity in net income of affiliate	171.0	181.6
Equity in net income of affiliate	0.6	0.3	100%
Net income	$171.6	$181.9

Comparative shipset deliveries by model are as follows:

	Three Months Ended
Model	March 31, 2016	April 2, 2015
B737	130	134
B747	3	4
B767	6	5
B777	26	26
B787	33	32
Total Boeing	198	201
A320 Family	147	135
A330/340 (1)	16	27
A350 XWB	14	6
A380	7	6
Total Airbus	184	174
Business/Regional Jets	15	17
Total	397	392

(1)	Airbus publicly announced reduction in A330 production rate.

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

Net revenues by prime customer are as follows:

	Three Months Ended
Prime Customer	March 31, 2016	April 2, 2015
	($ in millions)
Boeing	$1,387.3	$1,497.4
Airbus	231.1	162.2
Other	63.2	82.6
Total net revenues	$1,681.6	$1,742.2

Changes in Estimates

During the first quarter of 2016, we recognized total changes in estimates of $47.2 million, which includes favorable cumulative catch-up adjustments related to periods prior to 2016 of $32.2 million and favorable changes in estimates on loss programs of $15.0 million.

During the first quarter of 2015, we recognized total changes in estimates of $14.9 million, which includes favorable cumulative catch-up adjustments related to periods prior to 2015 of $12.0 million and favorable changes in estimates on loss programs of $2.9 million.

Three Months Ended March 31, 2016 as Compared to Three Months Ended April 2, 2015

Net Revenues.  Net revenues for the three months ended March 31, 2016 were $1,681.6 million, a decrease of $60.6 million, or 3%, compared to net revenues of $1,742.2 million for the same period in the prior year. Lower revenues were recorded for the Fuselage, Propulsion, and Wing Systems segments during the first quarter of 2016. The decreases were primarily due to the impact of the pricing terms under the B787 Supply Agreement, slightly lower production deliveries on the B747 and B737 programs and lower B777 FLE and Global Customer Support and Services activity, partially offset by higher net revenues on the A350 XWB and B777X programs due to higher production deliveries, all of which net to a $63.2 million decrease. Approximately 96% of Spirit’s net revenues for the first quarter of 2016 came from our two largest customers, Boeing and Airbus.

Production deliveries to Boeing decreased slightly by 1% to 198 shipsets during the first quarter of 2016, compared to 201 shipsets delivered in the same period of the prior year. Production deliveries to Airbus increased by 6% to 184 shipsets during the first quarter of 2016, compared to 174 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 and A350 XWB programs, partially offset by lower A330 deliveries due to Airbus' reduction of the A330 production rate. Production deliveries of business/regional jet wing and wing components decreased to 15 shipsets during the first quarter of 2016, compared to 17 shipsets delivered in the same period of the prior year. In total, production deliveries increased by 1% to 397 shipsets during the first quarter of 2016, compared to 392 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $322.6 million, or 19%, for the three months ended March 31, 2016, as compared to $293.9 million, or 17%, for the same period in the prior year. The increase in gross profit was primarily driven by favorable labor, non-labor and material cost performance in 2016, partially offset by charges related to early retirement incentives. In the first quarter of 2016, we recorded $32.2 million of favorable cumulative catch-up adjustments related to periods prior to the first quarter of 2016, primarily driven by productivity and efficiency improvements, as well as $15.0 million of favorable change in estimates on our loss programs. In the same period of 2015, we recorded $12.0 million of favorable cumulative catch-up adjustments related to periods prior to the first quarter of 2015, as well as $2.9 million of favorable change in estimates on our loss programs.

SG&A and Research and Development.  SG&A expense was $1.6 million lower for the three months ended March 31, 2016, compared to the same period in the prior year. Research and development expense was $0.9 million lower for the three months ended March 31, 2016, compared to the same period in the prior year.

Operating Income.  Operating income for the three months ended March 31, 2016 was $266.5 million, an increase of $31.2 million, compared to operating income of $235.3 million for the same period in the prior year, primarily due to higher sales on profitable programs and favorable cost performance, including a favorable impact of fixed overhead absorption as a result of higher production rates.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended March 31, 2016 includes $10.3 million of interest and fees paid or accrued in connection with long-term debt and $1.1 million in amortization of deferred financing costs and original issue discount compared to $13.7 million of interest and fees paid or accrued in connection with long-term debt and $4.2 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. In March 2015, we entered into Amendment No. 5 to our senior secured credit facility which resulted in a loss on extinguishment of debt charge of $3.6 million. Interest expense for the quarter ended March 31, 2016 reflects the full quarter of lower interest rate charges as a result of Amendment No. 5 to our senior secured credit facility.

Other Expense, net. Other expense, net for the three months ended March 31, 2016 was $2.2 million, compared to $6.4 million for the same period in the prior year. Other expense during 2016 was primarily driven by foreign exchange rate gains and losses as the British Pound value fluctuated against the U.S. Dollar. We recognized foreign currency losses on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency. During the three months ended April 2, 2015, we recognized $2.0 million of losses related to the settlement of our interest rate swap agreements.

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

The income tax provision for the three months ended March 31, 2016 includes $74.3 million for federal taxes, $4.6 million for state taxes and $3.0 million for foreign taxes. The income tax provision for the three months ended April 2, 2015 includes $27.2 million for federal taxes, $0.4 million for state taxes and $1.8 million for foreign taxes. The effective tax rate for the three months ended March 31, 2016 was 32.4% as compared to 13.9% for 2015. The difference in the effective tax rate recorded for 2016 as compared to 2015 is related primarily to the U.S. net deferred tax asset valuation allowance decrease in 2015 netted against an increase in U.S domestic production activities deduction in 2016. The decrease from the U.S. statutory tax rate is attributable primarily to the U.S. qualified domestic production activities deduction, foreign tax rates less than the U.S. rate and the generation of state income tax credits.

Segments.  The following table shows segment revenues and operating income for the three months ended March 31, 2016 and April 2, 2015:

	Three Months Ended
	March 31, 2016	April 2, 2015
	($ in millions)
Segment Revenues
Fuselage Systems	$873.8	$916.8
Propulsion Systems	438.6	446.0
Wing Systems	360.5	376.7
All Other	8.7	2.7
	$1,681.6	$1,742.2
Segment Operating Income
Fuselage Systems	$177.3	$164.5
Propulsion Systems	99.1	95.7
Wing Systems	58.8	45.2
All Other	1.9	(0.3)
	337.1	305.1
Corporate SG&A	(50.0)	(51.6)
Research and development	(6.1)	(7.0)
Unallocated cost of sales(1)	(14.5)	(11.2)
Total operating income	$266.5	$235.3

(1)
Includes $2.3 million and $10.4 million of warranty reserve for the three months ended March 31, 2016 and April 2, 2015, respectively. Also includes $11.8 million related to early retirement incentives for the three months ended March 31, 2016.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 26%, 22% and less than 1%, respectively, of our net revenues for the three months ended March 31, 2016.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended March 31, 2016 were $873.8 million, a decrease of $43.0 million, or 5%, compared to the same period in the prior year. The decrease was primarily due to lower net revenues recognized on the B787 program in accordance with pricing terms under the B787 Supply Agreement and slightly lower production deliveries on the B737 and B747 programs, partially offset by higher net revenues on the A350 XWB due to higher production deliveries. Fuselage Systems segment operating margins were 20% for the three months ended March 31, 2016, compared to 18% for the same period in the prior year, with the increase primarily driven by favorable labor and material cost performance, including a favorable impact of fixed overhead absorption as a result of higher production rates. In the first quarter of 2016, the segment recorded favorable cumulative catch-up adjustments of $16.2 million driven by productivity and efficiency improvements, as well as $3.1 million of favorable change in estimates on our loss programs. In comparison, during the first quarter of 2015, the segment recorded favorable cumulative catch-up adjustments of $2.7 million driven by productivity and efficiency improvements on mature programs, as well as $2.9 million of favorable change in estimates on our loss programs.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended March 31, 2016 were $438.6 million, a decrease of $7.4 million, or 2%, compared to the same period in the prior year. Propulsion Systems segment operating margins were 23% for the three months ended March 31, 2016, compared to 21% for the same period in the prior year, primarily driven by favorable labor and material cost performance, including a favorable impact of fixed overhead absorption as a result of higher production rates. In the first quarter of 2016, the segment recorded favorable cumulative catch-up adjustments of $5.9 million driven by productivity and efficiency improvements, as well as $8.9 million of favorable change in estimates on our loss programs. In comparison, during the first quarter of 2015, the segment recorded favorable cumulative catch-up adjustments of $9.3 million driven by productivity and efficiency improvements on mature programs.

Wing Systems.  Wing Systems segment net revenues for the three months ended March 31, 2016 were $360.5 million, a decrease of $16.2 million, or 4%, compared to the same period in the prior year. The decrease was primarily due to lower net revenues recognized on the B787 program in accordance with pricing terms under the B787 Supply Agreement, slightly lower production deliveries on the B747 program and lower wing-related activity on the B777 program. These decreases were partially offset by higher net revenues on the A350 XWB primarily to higher production deliveries. Wing Systems segment operating margins were 16% for the three months ended March 31, 2016, compared to 12% for the same period in the prior year, primarily driven by favorable labor and material cost performance, including a favorable impact of fixed overhead absorption as a result of higher production rates. In the first quarter of 2016, the segment recorded favorable cumulative catch-up adjustments of $10.1 million driven by productivity and efficiency improvements, as well as $3.0 million of favorable change in estimates on our loss programs.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the three months ended March 31, 2016, All Other segment net revenues were $8.7 million, an increase of $6.0 million compared to the same period in the prior year primarily due to higher tooling contract revenues. The All Other segment recorded 22% operating margins for the three months ended March 31, 2016.

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

On January 27, 2016, our Board of Directors authorized a new share repurchase program for the purchase of up to $600.0 million of the Company's common stock. Repurchases may be made under the program intermittently through December 31, 2017. During the three months ended March 31, 2016, we repurchased 3,614,516 shares of our class A common stock for $165.2 million, which included the purchase of 1,000,000 shares of our class A common stock for $50.0 million under a prior share repurchase program.

As of March 31, 2016, we had $822.9 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our revolving credit facility. There were no borrowings or outstanding balances under our revolving credit facility as of March 31, 2016. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flows for the three months ended March 31, 2016 and April 2, 2015:

	For the three months ended
	March 31, 2016	April 2, 2015
	($ in millions)
Net income	$171.6	$181.9
Adjustments to reconcile net income	91.4	55.8
Changes in working capital	(169.2)	186.0
Net cash provided by operating activities	93.8	423.7
Net cash used in investing activities	(50.4)	(40.3)
Net cash used in financing activities	(175.4)	(12.1)
Effect of exchange rate change on cash and cash equivalents	(2.4)	0.3
Net increase (decrease) in cash and cash equivalents for the period	(134.4)	371.6
Cash and cash equivalents, beginning of period	957.3	377.9
Cash and cash equivalents, end of period	$822.9	$749.5

Three Months Ended March 31, 2016 as Compared to Three Months Ended April 2, 2015

Operating Activities. For the three months ended March 31, 2016, we had a net cash inflow of $93.8 million from operating activities, a decrease of $329.9 million compared to a net cash inflow of $423.7 million for the same period in the prior year. The decrease in net cash provided by operating activities was primarily due to higher cash receipts in the first quarter of 2015 as well as higher tax refunds received during the same period in the prior year. Higher cash receipts in the first quarter of 2015 compared to 2016 was primarily due to settlement of retainage receivable and timing in customer receipts, totaling approximately $131.1 million. Net tax refunds received during the first quarter of 2016 were $0.4 million, a decrease of $169.8 million compared to net tax refunds of $170.2 million received during the same period in the prior year.

Investing Activities. For the three months ended March 31, 2016, we had a net cash outflow of $50.4 million for investing activities, an increase in outflow of $10.1 million compared to a net cash outflow of $40.3 million for the same period in the prior year. The increase in cash outflow was primarily driven by higher investment in capital to support increasing production rates.

Financing Activities. For the three months ended March 31, 2016, we had a net cash outflow of $175.4 million for financing activities, an increase in outflow of $163.3 million, compared to a net cash outflow of $12.1 million for the same period in the prior year. During the three months ended March 31, 2016, the Company repurchased 3,614,516 shares of its class A common stock for $165.2 million. During the three months ended April 2, 2015, we entered into Amendment No. 5 to our senior secured Credit Agreement which resulted in debt issuance costs of $4.7 million.
Future Cash Needs and Capital Spending
Our primary future cash needs will consist of working capital, debt service, research and development, capital expenditures, potential share repurchases, dividend payments and merger and acquisition or disposition activities. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs, including the B737, B787, A320 and A350 XWB programs. In response to announced customer production rate increases, we are evaluating various plans to relieve capacity constraints. We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Capital expenditures for the three months ended March 31, 2016 totaled $50.4 million, as compared to $40.3 million for the same period in 2015. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, borrowings available under our revolving credit facility and proceeds from asset sales, if any.

On January 27, 2016, our Board of Directors authorized a new share repurchase program for the purchase of up to $600.0 million of the Company's common stock. Repurchases may be made intermittently through December 31, 2017. During the first quarter ended March 31, 2016, we repurchased 3,614,516 shares of our class A common stock for $165.2 million, which included the purchase of 1,000,000 shares of our class A common stock for $50.0 million under a prior share repurchase program.

Pension and Other Post Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at March 31, 2016 and we anticipate non-cash pension income for 2016 to remain at or near the same level as 2015. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 13, Pension and Other Post-Retirement Benefits, for more information on the Company's pension plans.

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

As of March 31, 2016, the outstanding balance of the Term Loan was $501.6 million. As a result of extinguishment of the Term Loan B during the first quarter of 2015, the Company recognized a loss on extinguishment of debt of $3.6 million. Of this total charge, $3.1 million is reflected within amortization of deferred financing fees and $0.5 million is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the three months ended April 2, 2015.

Substantially all of Spirit's assets, including inventory and property, plant and equipment had been pledged as collateral for both the Term Loan and the revolving credit facility. However, under the terms of the Credit Agreement, following the credit rating upgrades by Moody's and S&P during 2016, the collateral was released effective April 27, 2016.

Senior Notes.  In November 2010, the Company issued $300.0 million in aggregate principal amount of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guarantee Spirit’s obligations under Spirit’s senior secured credit facility. The carrying value of the 2020 Notes was $300.0 million as of March 31, 2016.

In March 2014, the Company issued $300.0 million in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $299.5 million as of March 31, 2016.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement, which advance payments are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing which suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015 and any repayments which otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1,001 through 1,120. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of March 31, 2016, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $492.9 million.

Advances on the A350 Fuselage Program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012. The advance payments are offset against the recurring price of A350 XWB shipsets invoiced by Spirit, at a rate of $1.25 million per shipset. As of March 31, 2016, the amount of advance payments received under this Memorandum of Agreement and not yet repaid was approximately $152.5 million.

Credit Ratings

On March 17, 2016, Standard & Poor's Rating Services raised its corporate credit rating of Spirit AeroSystems, Inc. to BBB- from BB.

On March 4, 2016, Moody's Investors Services upgraded its senior unsecured rating of Spirit AeroSystems, Inc. to Baa3 from Ba2.

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

•
the effect on aircraft demand and build rates of: changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market and expanding conflicts or political unrest in the Middle East or Asia;

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

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K for a more complete discussion of these and other factors that may affect our business.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2015 Form 10-K which could materially affect our business, financial condition or results of operations. There have been no material changes in our market risk since the filing of our 2015 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated our disclosure controls as of March 31, 2016 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Security and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2015 Form 10-K is included in Note 18, Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2015 Form 10-K, which could materially affect our business, financial condition or results of operations. Other than the modification to the risk factor set forth below, there have been no material changes to the Company’s risk factors previously disclosed in our 2015 Form 10-K.

 Any reduction in our credit ratings could materially and adversely affect our business or financial condition.

As of March 31, 2016, our corporate credit ratings were BBB- by Standard & Poor's, and Baa3 by Moody's Investor Services.

The ratings reflect the agencies' assessment of our ability to pay interest and principal on our debt securities and credit agreements. A rating is not a recommendation to purchase, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating agency has its own methodology for assigning ratings and, accordingly, each rating should be considered independently of all other ratings. Lower ratings would typically result in higher interest costs of debt securities when they are sold, could make it more difficult to issue future debt securities, and would require us to pledge collateral under our senior secured credit facility including substantially all property, plant, and equipment. In addition, a downgrade in our fixed or revolving long-term debt rating could result in an increase in borrowing costs under our senior secured credit facility and could trigger a prepayment obligation based on the excess cash flow prepayment provision under our term loan depending on our total leverage ratio. Any downgrade in our credit ratings could thus have a material adverse effect on our business or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 31, 2016.

The following table provides information about our repurchases during the three months ended March 31, 2016 of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)(3)
	($ in millions other than per share amounts)
2015 Share Repurchase Program (remaining)
January 1, 2016 - February 4, 2016	1,000,000	$49.3582	1,000,000	$—
2016 Share Repurchase Program
February 5, 2016 - March 3, 2016	2,153,818	$44.0165	2,153,818	$505.5
March 4, 2016 - March 31, 2016	460,698	$45.7363	460,698	$484.4
Total(4)	3,614,516	$46.3703	3,614,516	$484.4

(1)
Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, February 4, 2016 was the last day of our January 2016 fiscal month.

(2)
On July 29, 2015, the Company announced that our Board of Directors authorized a share repurchase program for the purchase of up to $350.0 million of our common stock (the "2015 Share Repurchase Program"). The Company repurchased the remaining $50.0 million balance from the 2015 Share Repurchase Program in January 2016.

(3)
On January 27, 2016, the Company announced that our Board of Directors authorized an additional new share repurchase program for the purchase of up to $600.0 million of our common stock (the "2016 Share Repurchase Program"). Repurchases may be made under the program intermittently through December 31, 2017.

(4)	Subsequent to the period ended March 31, 2016 through April 22, 2016, the Company repurchased 50,549 shares under the 2016 Share Repurchase Program.

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit

10.1*	Separation Agreement and General Release dated February 24, 2016, by and between Spirit Aerosystems, Inc., Spirit Aerosystems Holdings, Inc. and Philip D. Anderson.

10.2(1)	Employment Agreement, dated February 13, 2016, between Spirit Aerosystems, Inc. and Thomas C. Gentile III.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS@*	XBRL Instance Document.

101.SCH@*	XBRL Taxonomy Extension Schema Document.

101.CAL@*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF@*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB@*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE@*	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-33160), filed February 16, 2016.

*	Filed herewith

**	Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Sanjay Kapoor	Senior Vice President and Chief Financial	April 29, 2016
Sanjay Kapoor	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Mark J. Suchinski	Vice President and Corporate Controller (Principal Accounting Officer)	April 29, 2016
Mark J. Suchinski