Form 10-Q
period 2016-06-30
Spirit AeroSystems Holdings, Inc.
filed 2016-08-05
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 29, 2016, the registrant had outstanding 129,050,356 shares of class A common stock, $0.01 par value per share, and 121 shares of class B common stock, $0.01 par value per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	July 2, 2015	June 30, 2016	July 2, 2015
	($ in millions, except per share data)
Net revenues	$1,829.9	$1,698.7	$3,511.5	$3,440.9
Operating costs and expenses
Cost of sales	1,672.0	1,407.9	3,031.0	2,856.2
Selling, general and administrative	70.2	53.8	120.2	105.4
Research and development	4.4	6.7	10.5	13.7
Total operating costs and expenses	1,746.6	1,468.4	3,161.7	2,975.3
Operating income	83.3	230.3	349.8	465.6
Interest expense and financing fee amortization	(23.9)	(12.1)	(35.3)	(30.0)
Other (expense) income, net	(6.2)	8.1	(8.4)	1.7
Income before income taxes and equity in net income of affiliate	53.2	226.3	306.1	437.3
Income tax provision	(8.6)	(71.7)	(90.5)	(101.1)
Income before equity in net income of affiliate	44.6	154.6	215.6	336.2
Equity in net income of affiliate	0.2	0.3	0.8	0.6
Net income	$44.8	$154.9	$216.4	$336.8
Earnings per share
Basic	$0.35	$1.11	$1.66	$2.42
Diluted	$0.35	$1.11	$1.65	$2.41

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	July 2, 2015	June 30, 2016	July 2, 2015
	($ in millions)
Net income	$44.8	$154.9	$216.4	$336.8
Changes in other comprehensive (loss) income, net of tax:
Settlement of swap, net of tax effect of zero for each of the three and six months ended, respectively	—	—	—	1.1
Pension, SERP, and Retiree medical adjustments, net of tax effect of ($0.2) and zero for the three months ended and ($0.4) and zero for the six months ended, respectively	0.2	(1.9)	1.0	(1.9)
Unrealized foreign exchange loss on intercompany loan, net of tax effect of $0.8 and ($0.6) for the three months ended and $1.1 and zero for the six months ended, respectively	(3.2)	2.5	(4.4)	0.1
Foreign currency translation adjustments	(23.4)	13.8	(31.0)	1.1
Total other comprehensive (loss) income	(26.4)	14.4	(34.4)	0.4
Total comprehensive income	$18.4	$169.3	$182.0	$337.2

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

	June 30, 2016	December 31, 2015
	($ in millions)
Current assets
Cash and cash equivalents	$800.5	$957.3
Restricted cash	86.4	—
Accounts receivable, net	756.3	537.0
Inventory, net	1,546.6	1,774.4
Other current assets	56.9	30.4
Total current assets	3,246.7	3,299.1
Property, plant and equipment, net	1,936.8	1,950.7
Pension assets	249.1	246.9
Other assets	250.1	267.8
Total assets	$5,682.7	$5,764.5
Current liabilities
Accounts payable	$653.9	$618.2
Accrued expenses	235.7	230.2
Profit sharing	45.3	61.6
Current portion of long-term debt	126.8	34.9
Advance payments, short-term	189.7	178.3
Deferred revenue, short-term	304.3	285.5
Deferred grant income liability - current	13.2	11.9
Other current liabilities	38.4	37.7
Total current liabilities	1,607.3	1,458.3
Long-term debt	1,071.6	1,085.3
Advance payments, long-term	425.6	507.4
Pension/OPEB obligation	70.7	67.7
Deferred revenue and other deferred credits	177.3	170.0
Deferred grant income liability - non-current	73.0	82.3
Other liabilities	258.2	273.5
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 129,051,833 and 135,617,589 shares issued and outstanding, respectively	1.3	1.4
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 121 shares issued and outstanding each period, respectively	—	—
Additional paid-in capital	1,066.3	1,051.6
Accumulated other comprehensive loss	(194.9)	(160.5)
Retained earnings	1,872.6	1,656.2
Treasury stock, at cost (16,582,310 and 9,691,865 shares, respectively)	(746.8)	(429.2)
Total shareholders’ equity	1,998.5	2,119.5
Noncontrolling interest	0.5	0.5
Total equity	1,999.0	2,120.0
Total liabilities and equity	$5,682.7	$5,764.5
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30, 2016	July 2, 2015
	($ in millions)
Operating activities
Net income	$216.4	$336.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	98.9	88.8
Amortization expense	0.1	0.6
Amortization of deferred financing fees	14.7	5.1
Accretion of customer supply agreement	2.4	1.1
Employee stock compensation expense	28.9	11.9
Excess tax benefit of share-based payment arrangements	—	(10.1)
Loss from hedge contracts	—	1.6
Loss from foreign currency transactions	11.2	2.7
Loss on disposition of assets	3.1	2.2
Deferred taxes	25.4	4.4
Pension and other post retirement benefits, net	0.8	(13.1)
Grant liability amortization	(5.4)	(4.8)
Equity in net income of affiliate	(0.8)	(0.6)
Changes in assets and liabilities
Accounts receivable	(224.1)	40.1
Inventory, net	184.9	(1.3)
Accounts payable and accrued liabilities	39.5	(12.0)
Profit sharing/deferred compensation	(16.1)	(70.0)
Advance payments	(70.4)	(43.2)
Income taxes receivable/payable	(29.9)	181.5
Deferred revenue and other deferred credits	28.0	185.7
Other	1.2	21.6
Net cash provided by operating activities	308.8	729.0
Investing activities
Purchase of property, plant and equipment	(104.7)	(115.4)
Net cash used in investing activities	(104.7)	(115.4)
Financing activities
Proceeds from issuance of debt	—	535.0
Proceeds from issuance of bonds	299.8	—
Principal payments of debt	(9.8)	(17.4)
Payments on term loan	—	(534.9)
Payments on bonds	(213.6)	—
Taxes paid related to net share settlement awards	(14.3)	(20.2)
Excess tax benefit of share-based payment arrangements	—	10.1
Debt issuance and financing costs	(13.7)	(4.7)
Purchase of treasury stock	(317.6)	—
Change in restricted cash	(86.4)	—
Net cash used in financing activities	(355.6)	(32.1)
Effect of exchange rate changes on cash and cash equivalents	(5.3)	(0.7)
Net (decrease) increase in cash and cash equivalents for the period	(156.8)	580.8
Cash and cash equivalents, beginning of period	957.3	377.9
Cash and cash equivalents, end of period	$800.5	$958.7
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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2016 presentation.

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

2.  New Accounting Pronouncements

In May 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update)") (ASU 2016-11), which rescinds various standards codified as part of Topic 605, Revenue Recognition in relation to the future adoption of Topic 606. These rescissions include changes to topics pertaining to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

customer. This guidance is effective for the Company in its first quarter of fiscal 2018 and early adoption as permitted. The Company is currently evaluating the guidance and impact the adoption of ASU 2016-11 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company has elected to early adopt these amendments beginning in the second quarter of 2016. Beginning this quarter, excess tax benefits or deficiencies in respect of stock-based compensation are reflected in the Consolidated Statements of Operations as a component of the income tax provision. Previously, they were recognized in equity as part of additional paid-in-capital. Also, beginning this quarter, our Consolidated Statement of Cash Flows now presents excess tax benefits or deficiencies as an operating activity. Accordingly, the Consolidated Statement of Cash Flows for the six months ended June 30, 2016 includes a $4.4 increase to net cash provided by operating activities. The Company has also elected to account for forfeitures using an expected estimate rather than recording forfeitures as they occur in as permitted by ASU 2016-09. See Note 15, Income Taxes, for information regarding the additional impact on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition (ASU 2014-09). This update is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 was supposed to be effective in annual periods beginning after December 15, 2016 and for interim and annual reporting periods thereafter. However, in July 2015, the FASB affirmed its proposal to defer the effective date of ASU 2014-09 for all entities by one year. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, with an option that would permit companies to adopt the standard as early as the original effective date. Early adoption prior to the original effective date is not permitted. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) and in April 2016, ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, both of which provide supplemental adoption guidance and clarification to ASC 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which addresses implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group. ASU 2016-08, ASU 2016-10 and ASU 2016-12 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the new guidance to determine the impact it may have to the Company's consolidated financial statements.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended		For the Six Months Ended
Changes in Estimates	June 30, 2016	July 2, 2015	June 30, 2016	July 2, 2015
Cumulative Catch-up Adjustment by Segment
Fuselage	$—	$10.8	$16.2	$10.3
Propulsion	(8.8)	6.6	(0.7)	14.4
Wing	9.8	(0.8)	19.1	(0.6)
Total Favorable Cumulative Catch-up Adjustment	$1.0	$16.6	$34.6	$24.1

Changes in Estimates on Loss Programs (Forward Loss)
Fuselage
Boeing - All other platforms	$0.9	$3.5	$4.0	$6.4
Airbus A350 XWB	(135.7)	—	(135.7)	—
Other Platforms	0.3	—	0.3	—
Total Fuselage (Forward Loss) Change in Estimate on Loss Programs	$(134.5)	$3.5	$(131.4)	$6.4
Propulsion
Boeing - All other platforms	$(2.4)	$(1.3)	$3.1	$(1.3)
Rolls-Royce BR725	—	—	3.4	—
Total Propulsion (Forward Loss) Change in Estimate on Loss Programs	$(2.4)	$(1.3)	$6.5	$(1.3)
Wing
Boeing - All other platforms	$1.2	$—	$4.2	$—
Total Wing Change in Estimate on Loss Programs	$1.2	$—	$4.2	$—
Total (Forward Loss) Change in Estimate on Loss Programs	$(135.7)	$2.2	$(120.7)	$5.1

Total Change in Estimate	$(134.7)	$18.8	$(86.1)	$29.2
EPS Impact (diluted per share based upon statutory rates)	$(0.66)	$0.08	$(0.41)	$0.13

Airbus A350 XWB

During the second quarter of 2016, Spirit signed a memorandum of agreement with Airbus (the "Airbus 2016 MOA") which, in part, materially reset the pricing for 800 units on the A350 XWB Fuselage and Wing requirements contracts. The Airbus 2016 MOA was negotiated to economically compensate Spirit for significant engineering changes to aircraft design. The new pricing provided the Company with a higher degree of certainty of revenue that will be realized over the 800 unit contracts. Further, the Company analyzed A350 XWB market demand using third party publications as well as Airbus firm orders which indicated that the sustained demand for the A350 XWB program was in excess of 800 units. The Company determined that due to the higher degree of precision of the A350 XWB revenue along with the strong, sustained market demand, it was appropriate to extend the accounting block quantity to 800 units. The contract block quantity change was made in accordance with applicable accounting guidance as well as the Company’s accounting policies and past practices. As a result of the Airbus 2016 MOA, the Company updated its estimated revenues that will be realized over the 800 unit A350 XWB Fuselage and Wing contract accounting blocks.

While the Company continued to make progress on the A350 XWB Fuselage program the Company experienced various disruption and production inefficiencies that exceeded estimates made in previous quarters primarily related to achieving production rate increases. As a result of these disruptions and inefficiencies, cost estimates were updated in the second quarter of 2016 to account for increased labor costs in fabrication and assembly and expedited shipping costs to meet current and future customer production rate increases. The Company also updated its estimates in the second quarter of 2016 due to uncertainty of supply chain cost reductions and achievement of cost affordability projects.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The changes in revenue and cost estimates during the second quarter of 2016 (as described above) resulted in a net forward loss charge of $135.7 and a net $8.2 favorable cumulative catch-up adjustment on the A350 XWB program. The Company could record additional forward loss charges if there are further changes to revenue and cost estimates and/or if risks are not mitigated.

4.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	June 30, 2016	December 31, 2015
Trade receivables	$746.7	$524.3
Other	14.6	18.8
Less: allowance for doubtful accounts	(5.0)	(6.1)
Accounts receivable, net	$756.3	$537.0

Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned for which the recovery will occur over the term of the contract, which could exceed one year.

5.  Inventory

Inventories are summarized as follows:

	June 30, 2016	December 31, 2015
Raw materials	$265.2	$253.8
Work-in-process	747.6	854.4
Finished goods	42.1	65.7
Product inventory	1,054.9	1,173.9
Capitalized pre-production	125.1	167.8
Deferred production	1,379.3	1,315.4
Forward loss provision	(1,012.7)	(882.7)
Total inventory, net	$1,546.6	$1,774.4

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

Inventories are summarized by platform and costs below:

	June 30, 2016
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision	Total Inventory, net June 30, 2016
B787	199.8	9.7	10.0	592.2	(606.0)	205.7
Boeing - All other platforms	478.9	17.1	5.1	(5.4)	(17.6)	478.1
A350 XWB	155.1	32.3	89.1	692.0	(249.2)	719.3
Airbus - All other platforms	87.3	—	—	(10.8)	—	76.5
Rolls-Royce BR725(1)	14.9	—	20.9	103.9	(139.7)	—
GCS&S	26.3	—	—	—	—	26.3
Other platforms	30.3	3.2	—	7.4	(0.2)	40.7
Total	$992.6	$62.3	$125.1	$1,379.3	$(1,012.7)	$1,546.6

	December 31, 2015
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision	Total Inventory, net December 31, 2015
B787	222.7	9.8	42.1	558.5	(606.0)	227.1
Boeing - All other platforms	491.9	23.0	5.6	(32.8)	(28.8)	458.9
A350 XWB	148.7	35.3	94.2	679.4	(113.8)	843.8
Airbus - All other platforms	90.8	—	—	9.2	—	100.0
Rolls-Royce BR725(1)	12.5	—	25.9	95.7	(134.1)	—
GCS&S	54.3	—	—	—	—	54.3
Other platforms	80.0	4.9	—	5.4	—	90.3
Total	$1,100.9	$73.0	$167.8	$1,315.4	$(882.7)	$1,774.4

(1)
Forward loss charges recorded in prior periods on the Rolls-Royce BR725 program exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability and reported in other current liabilities on the Condensed Consolidated Balance Sheet.  The total contract liability was $3.1 and $12.2 as of June 30, 2016 and December 31, 2015, respectively.

Significant amortization of capitalized pre-production and deferred production inventory has occurred over the following contract block deliveries and will continue to occur over the following contract blocks:

Model	Current Block Deliveries	Contract Block Quantity	Orders(1)
B787	477	500	724
A350 XWB	98	800	775
Rolls-Royce BR725	222	350	320

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

(1)
Order amounts are obtained from the published firm-order backlogs of Airbus and Boeing. For Rolls-Royce BR725, orders represent purchase orders received from OEMs and are not reflective of OEM sales backlog.

6.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	June 30, 2016	December 31, 2015
Land	$15.3	$16.5
Buildings (including improvements)	626.1	585.4
Machinery and equipment	1,291.6	1,210.6
Tooling	949.2	927.2
Capitalized software	236.0	219.7
Construction-in-progress	193.1	278.6
Total	3,311.3	3,238.0
Less: accumulated depreciation	(1,374.5)	(1,287.3)
Property, plant and equipment, net	$1,936.8	$1,950.7

Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $27.7 and $32.7 for the three months ended June 30, 2016 and July 2, 2015, respectively, and $54.3 and $63.0 for the six months ended June 30, 2016 and July 2, 2015, respectively.

The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $4.4 and $4.3 for the three months ended June 30, 2016 and July 2, 2015, respectively, and $8.9 and $8.5 for the six months ended June 30, 2016 and July 2, 2015, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluated its long-lived assets at its locations and determined no impairment was necessary for the period ended June 30, 2016.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

7.  Other Assets

Other assets are summarized as follows:

	June 30, 2016	December 31, 2015
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Total intangible assets	8.2	8.2
Less: Accumulated amortization - patents	(1.7)	(1.6)
Accumulated amortization - favorable leasehold interest	(4.0)	(3.8)
Intangible assets, net	2.5	2.8
Deferred financing
Deferred financing costs	38.5	36.8
Less: Accumulated amortization - deferred financing costs	(31.5)	(30.3)
Deferred financing costs, net (1)	7.0	6.5
Other
Goodwill - Europe	2.5	2.7
Equity in net assets of affiliates	4.0	3.2
Customer supply agreement(2)	22.2	29.3
Restricted Cash - collateral requirements	19.9	19.9
Deferred Tax Asset - non-current	140.0	162.8
Other	52.0	40.6
Total	$250.1	$267.8

(1)
In accordance with ASU 2015-03, includes a retrospective reclass for the period ended December 31, 2015 of $13.0 net deferred financing costs to a direct deduction from the carrying amount of the related debt liability, See Note 12, "Debt" for further detail.

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

Advance payments and deferred revenue/credits are summarized by platform as follows:

	June 30, 2016	December 31, 2015
B787	$901.6	$909.3
Boeing - All other platforms	12.6	13.8
A350 XWB	155.6	183.5
Airbus — All other platforms	3.6	4.0
Other	23.5	30.6
Total advance payments and deferred revenue/credits	$1,096.9	$1,141.2

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

Deferred grant income liability, net consists of the following:

Balance, December 31, 2015	$94.2
Grant liability amortized	(5.4)
Exchange rate	(2.6)
Total asset value related to deferred grant income, June 30, 2016	$86.2

The assets related to the deferred grant income consist of the following:

Balance, December 31, 2015	$106.6
Amortization	(2.5)
Exchange rate	(2.7)
Total asset value related to deferred grant income, June 30, 2016	$101.4

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

	Fair Value Measurements
	June 30, 2016			At June 30, 2016 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$3.3	$3.3	$—	$3.3	$—	$—

	Fair Value Measurements
	December 31, 2015			At December 31, 2015 using
Description	Total Carrying Amount in Balance Sheet	Assets Measured at Fair Value	Liabilities Measured at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Money Market Fund	$90.2	$90.2	$—	$90.2	$—	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The Company’s long-term debt includes a senior unsecured term loan, senior unsecured notes and the Malaysian term loan.  The estimated fair value of the Company's debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	June 30, 2016			December 31, 2015
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior unsecured term loan A (including current portion)	$497.4	$488.7	(2)	$505.8	$501.6	(2)
Senior unsecured notes due 2020	86.4	86.4	(1)	296.3	310.5	(1)
Senior unsecured notes due 2022	293.3	308.3	(1)	292.7	304.8	(1)
Senior unsecured notes due 2026	297.3	307.8	(1)	—	—	(1)
Malaysian loan	2.3	2.0	(2)	3.2	2.8	(2)
Total	$1,176.7	$1,193.2		$1,098.0	$1,119.7

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

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

The Company has historically entered into derivative instruments covered by master netting arrangements whereby, in the event of a default as defined by the senior unsecured credit facility or termination event, the non-defaulting party has the right to offset any amounts payable against any obligation of the defaulting party under the same counterparty agreement. See Note 12, Debt for discussion of the Company's senior unsecured credit facilities.

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

As of June 30, 2016 and December 31, 2015, the Company had no outstanding interest rate swap agreements.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

12.  Debt

Total debt shown on the balance sheet is comprised of the following:

	June 30, 2016		December 31, 2015
	Current	Noncurrent	Current(1)	Noncurrent(1)
Senior unsecured term loan A	$24.4	$473.0	$26.1	$479.7
Senior notes due 2020	86.4	—	—	296.3
Senior notes due 2022	—	293.3	—	292.7
Senior notes due 2026	—	297.3	—	—
Malaysian term loan	2.3	—	2.1	1.1
Present value of capital lease obligations	0.6	8.0	0.6	8.5
Other	13.1	—	6.1	7.0
Total	$126.8	$1,071.6	$34.9	$1,085.3

(1)
In connection with our adoption of the ASU No. 2015-03 relating to the presentation of debt issuance costs, debt balances at December 31, 2015 include unamortized debt issuance costs of $13.0. These unamortized debt issuance costs were previously included in other long-term assets in our Condensed Consolidated Balance Sheet at December 31, 2015.

Senior Unsecured Credit Facilities

On June 6, 2016, Spirit and the Company entered into the senior unsecured Amended and Restated Credit Agreement, among Spirit, as borrower, the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein (the "A&R Credit Agreement"). The A&R Credit Agreement refinances and replaces the Credit Agreement, dated as of April 18, 2012, as amended by Amendment No. 1, dated as of October 26, 2012, Amendment No. 2, dated as of August 2, 2013, Amendment No. 3, dated as of March 18, 2014, Amendment No. 4, dated as of June 3, 2014 and Amendment No. 5 dated as of March 18, 2015 (the “Prior Credit Agreement”). Certain terms of the A&R Credit Agreement were available to Spirit based on increases to Spirit's senior unsecured debt rating provided by Standard & Poor’s Financial Services LLC (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”). The A&R Credit Agreement provides for a $650.0 revolving credit facility (the “Revolver”) and a $500.0 term loan A facility (the “Term Loan”). Each of the Revolver and the Term Loan has a maturity date of June 4, 2021, and each bears interest, at Spirit’s option, at either LIBOR plus 1.5% or a defined “base rate” plus 0.50%, subject to adjustment to amounts between and including LIBOR plus 1.125% and LIBOR plus 2.0% (or amounts between and including base rate plus 0.125% and base rate plus 1.0%, as applicable) based on changes to Spirit’s senior unsecured debt rating provided by S&P and/or Moody’s. The principal obligations under the Term Loan are to be repaid in equal quarterly installments of $6.25, with the remaining balance due at maturity of the Term Loan. The A&R Credit Agreement removes many of the prepayment requirements contained in the Prior Credit Agreement. The covenant structure was amended and provides the Company with some additional flexibility with respect to certain activities which were previously restricted by affirmative and negative covenants, though the A&R Credit Agreement does continue to contain customary affirmative and negative covenants available to investment grade companies, including certain financial covenants that are tested on a quarterly basis. The A&R Credit Agreement contains an accordion feature that provides Spirit with the option to increase the Revolver commitments and/or institute one or more additional term loans by an amount not to exceed $500.0 in the aggregate, subject to the satisfaction of certain conditions and the participation of the lenders. Spirit used the proceeds of the Term Loan, along with cash on hand, to pay off the outstanding amounts under the term loan A under the Prior Credit Agreement and to pay a portion of the fees and expenses payable in connection with the A&R Credit Agreement.

As of June 30, 2016, the outstanding balance of the Term Loan was $500.0 and the carrying value was $497.4. As a result of extinguishment and modification of the term loan A and the revolver under the Prior Credit Agreement during the second quarter of 2016, the Company recognized a loss on extinguishment of debt of $1.4 including third party fees of $0.4, all of which is reflected within amortization of deferred financing fees on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016. As a result of extinguishment of a term loan B under the Prior Credit Agreement during the first quarter of 2015, the Company recognized a loss on extinguishment of debt of $3.6. Of this total charge, $3.1 is reflected within amortization of deferred financing fees and $0.5 is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the six months ended July 2, 2015.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Senior Notes

In November 2010, the Company issued $300.0 in aggregate principal amount of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes were fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guaranteed Spirit’s obligations under the Prior Credit Agreement. As more fully described below, as of July 1, 2016, the 2020 Notes are no longer outstanding.

In March 2014, the Company issued $300.0 in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries, if any, that may guarantee Spirit's obligations under a senior credit facility. The carrying value of the 2022 Notes was $293.3 as of June 30, 2016.

On May 24, 2016 the Company commenced an offer to purchase for cash any and all of the $300.0 outstanding principal amount of its 2020 Notes (the “Tender Offer”). Under the terms of the Tender Offer, holders of 2020 Notes who validly tendered their notes at or prior to May 31, 2016 would receive, in whole dollars, $1,037.25 per $1,000 principal amount of the 2020 Notes tendered.

On June 1, 2016, in order to fund the Tender Offer or otherwise acquire, redeem or repurchase the 2020 Notes, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the "2026 Notes") with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. The indenture governing the 2026 Notes (the “2026 Notes Indenture”) requires that the 2026 Notes be guaranteed by the Company and each of Spirit’s existing and future domestic subsidiaries, if any, that may guarantee Spirit’s obligations under a senior credit facility. In addition, the 2026 Notes Indenture contains covenants that limit Spirit’s, the Company’s and certain of Spirit’s subsidiaries’ ability to create liens without granting equal and ratable liens to the holders of the 2026 Notes or to enter into sale and leaseback transactions. These covenants are subject to a number of qualifications and limitations. The 2026 Notes Indenture also provides for customary events of default. The carrying value of the 2026 Notes was $297.3 as of June 30, 2016.

On June 1, 2016, Spirit repurchased $213.6 aggregate principal amount of its 2020 Notes pursuant to the Tender Offer. Tender fees related to the early extinguishment of the 2020 Notes were $8.0, which are included within debt issuance cost on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016.

In addition, on June 1, 2016, Spirit called for redemption the remaining $86.4 aggregate principal amount of 2020 Notes outstanding following completion of the Tender Offer. This amount was recorded as Restricted Cash on the Balance Sheet for the period ended June 30, 2016. The redemption price of the 2020 Notes was 103.375% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date of July 1, 2016. Following the redemption on July 1, 2016, none of the 2020 Notes remain outstanding.

As a result of the extinguishment of the 2020 Notes, the Company recognized a loss on extinguishment of the 2020 Notes of $11.5, all of which is reflected within amortization of deferred financing fees on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016. The carrying value of the 2020 Notes was $86.4 as of June 30, 2016.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

13. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Six Months Ended
Components of Net Periodic Pension Expense/(Income)	June 30, 2016	July 2, 2015	June 30, 2016	July 2, 2015
Service cost	$0.3	$0.2	$0.6	$0.5
Interest cost	11.4	11.8	23.1	23.8
Expected return on plan assets	(19.8)	(20.8)	(39.3)	(41.5)
Amortization of net loss	1.7	0.9	2.4	1.9
Special termination benefits(1)	—	—	10.9	—
Net periodic pension income	$(6.4)	$(7.9)	$(2.3)	$(15.3)

(1)	Special termination benefits related to early retirement incentives offered as part of a voluntary retirement plan in the first quarter of 2016.

	Other Benefits
	For the Three Months Ended		For the Six Months Ended
Components of Other Benefit Expense	June 30, 2016	July 2, 2015	June 30, 2016	July 2, 2015
Service cost	$0.4	$0.4	$0.9	$1.1
Interest cost	0.5	0.5	1.1	1.1
Amortization of prior service cost	(0.5)	—	(0.5)	—
Special termination benefits(1)	—	—	3.1	—
Net periodic other benefit expense	$0.4	$0.9	$4.6	$2.2

(1)	Special termination benefits related to early retirement incentives offered as part of a voluntary retirement plan in the first quarter of 2016.

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

For the three months ended June 30, 2016 the Company recognized a net total of $23.6 of stock compensation expense, which is net of stock forfeitures and includes expense for the Prior Plans and the LTIA under the Omnibus Plan. For the three months ended July 2, 2015, the Company recognized $5.0 of stock compensation expense, net of forfeitures. The entire stock compensation expense of $23.6 and $5.0, for the three months ended June 30, 2016 and July 2, 2015, respectively, was recorded as selling, general and administrative. The increase in stock compensation expense during the second quarter of 2016 was primarily due to executive retirements recognized during the period.

For the six months ended June 30, 2016 the Company recognized a net total of $28.9 of stock compensation expense, which is net of stock forfeitures and includes expense for the Prior Plans and the LTIA under the Omnibus Plan. For the six months ended July 2, 2015, the Company recognized $11.9 of stock compensation expense, net of forfeitures. The entire stock compensation expense of $28.9 and $11.9, for the six months ended June 30, 2016 and July 2, 2015, respectively, was recorded as selling, general and administrative. The increase in stock compensation expense during the first half of 2016 was primarily due to executive retirements recognized during the period.

During the second quarter ended June 30, 2016, 169,434 shares of class A common stock with an aggregate grant date fair value of $7.9 were granted under the service-based portion of the Company's LTIA. In addition, 37,225 shares of class A common stock with an aggregate grant date fair value of $1.8 were granted under the market-based portion of the Company's LTIA under the Omnibus Plan and such shares are eligible to vest on the three-year anniversary of the grant date depending on total shareholder return compared to the Company's peers. Additionally, 387,127 shares of class A common stock with an aggregate grant date fair value of $9.5 awarded under the Company's LTIP vested during the quarter ended June 30, 2016.

During the second quarter ended June 30, 2016, 26,480 shares of class A common stock with an aggregate grant date fair value of $1.2 were granted as nonemployee director awards under the Omnibus Plan and such shares will vest on the one-year anniversary of the grant date. Additionally, 14,372 shares of class A common stock with an aggregate grant date fair value of $0.7 awarded under the Director Stock Plan vested during the quarter. No nonemployee director shares were awarded or granted during the first quarter of 2016.

For the six months ended June 30, 2016, 662,058 shares of class A common stock with an aggregate grant date fair value of $29.3 were granted under the service-based portion of the Company's LTIA. In addition, 163,119 shares of class A common stock with an aggregate grant date fair value of $8.6 were granted under the market-based portion of the Company's LTIA. Additionally, 490,070 shares of class A common stock with an aggregate grant date fair value of $14.5 awarded under the Company's LTIP vested during the quarter ended June 30, 2016.

15. Income Taxes

The process for calculating the Company's income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax asset at June 30, 2016 and December 31, 2015 was $127.1 and $149.7, respectively. The difference is primarily due to the utilization of deductible temporary differences within the calculation of U.S. taxable income.

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

In general, the Company records income tax expense each quarter based on its best estimate as to the full year’s effective tax rate. Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises. Events or items that give rise to discrete recognition may include excess tax benefits in respect to share-based compensation, finalizing amounts in income tax returns filed, finalizing audit examinations for open tax years, expiration of statutes of limitations and changes in tax law.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The 29.6% effective tax rate for the six months ended June 30, 2016 differs from the 23.1% effective tax rate for the same period of 2015 primarily due to U.S. net deferred tax asset valuation allowance decrease in 2015 and by the inclusion of the tax effects of excess tax benefits in respect of share-based compensation in the income tax provision.

As a result of the early adoption of ASU 2016-09, during the six months ended June 30, 2016, excess tax benefits in respect of share-based compensation of $4.4 were reflected in the Consolidated Statements of Income as a component of the income tax provision and the Consolidated Statement of Cash Flows included a $4.4 increase to net cash provided by operating activities. Accounting guidance requires that this item is treated as a discrete adjustment to our tax rate, which is reflected in the 29.6% effective tax rate for the six months ended June 30, 2016.

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

 Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of the Company’s outstanding common stock are entitled to any dividend declared by the Board of Directors out of funds legally available for this purpose. The Company did not pay any cash dividends in the three months ended June 30, 2016. The Company's future dividend policy will depend on the requirements of financing agreements to which the Company may be a party. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of June 30, 2016, no treasury shares have been reissued or retired.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	June 30, 2016			July 2, 2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$44.8	128.6	$0.35	$154.8	139.2	$1.11
Income allocated to participating securities	—	0.1		0.1	0.1
Net income	$44.8			$154.9

Diluted potential common shares		0.6			0.8
Diluted EPS
Net income	$44.8	129.3	$0.35	$154.9	140.1	$1.11

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Six Months Ended
	June 30, 2016			July 2, 2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$216.2	130.1	$1.66	$336.5	139.0	$2.42
Income allocated to participating securities	0.2	0.1		0.3	0.2
Net income	$216.4			$336.8

Diluted potential common shares		0.7			0.8
Diluted EPS
Net income	$216.4	130.9	$1.65	$336.8	140.0	$2.41

The balance of outstanding common shares presented in the Condensed Consolidated Balance Sheets was 129.1 million and 141.2 million at June 30, 2016 and July 2, 2015, respectively. Included in the outstanding common shares were 1.7 million and 1.8 million of issued but unvested shares at June 30, 2016 and July 2, 2015, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	June 30, 2016	December 31, 2015
Pension	$(120.3)	$(121.5)
Interest rate swaps	—	(0.4)
SERP/Retiree medical	6.0	6.1
Foreign currency impact on long term intercompany loan	(13.6)	(9.2)
Currency translation adjustment	(67.0)	(35.5)
Total accumulated other comprehensive loss	$(194.9)	$(160.5)

17.  Related Party Transactions

In December 2014, Onex acquired approximately a 40% interest in Advanced Integration Technologies (“AIT”), a provider of automation and tooling, maintenance services and aircraft components to the aerospace industry and a supplier to the Company. For the three months ended June 30, 2016 and July 2, 2015, sales from AIT to the Company and its subsidiaries were $2.4 and $4.5, respectively. For the six months ended June 30, 2016 and July 2, 2015, sales from AIT to the Company and its subsidiaries were $7.1 and $10.4, respectively. The amounts owed to AIT and recorded as accrued liabilities were $1.4 and $4.0 as of June 30, 2016 and December 31, 2015, respectively. Tawfiq Popatia, a former director of Spirit Holdings, is a Managing Director of Onex Corporation.

18.  Commitments, Contingencies and Guarantees

Litigation

From time to time the Company is subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. The Company had outstanding obligations in respect of litigation or other legal proceedings of $25.0 as of both June 30, 2016 and December 31, 2015. However,

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations and cash flows in a particular quarter or fiscal year.

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

On June 3, 2013, a putative class action lawsuit was commenced against the Company, Jeffrey L. Turner, and Philip D. Anderson in the U.S. District Court for the District of Kansas. The court-appointed lead plaintiffs - two pension funds that claim to represent a class of investors in the Company's stock - filed an amended complaint on April 7, 2014, naming as additional defendants Spirit's Vice President of the B787 Program Terry J. George and former Senior Vice President of Oklahoma Operations Alexander K. Kummant. The amended complaint alleges that defendants engaged in a scheme to artificially inflate the market price of the Company's stock by making false statements and omissions about certain programs' performance and costs. It contends that the alleged scheme was revealed by the Company’s accrual of $590.0 in forward loss charges on October 25, 2012. The lead plaintiffs seek certification of a class of all persons other than defendants who purchased Holdings securities between May 5, 2011 and October 24, 2012, and seek an unspecified amount of damages on behalf of the putative class. In June 2014, the defendants filed a motion to dismiss the claims set forth in the amended complaint. On May 14, 2015, the District Court granted Spirit's motion to dismiss and dismissed the matter with prejudice. The plaintiffs filed a notice of appeal on June 11, 2015.  On July 5, 2016, the U.S. Court of Appeals for the Tenth Circuit affirmed the District Courts' dismissal. On July 20, 2016, the plaintiff filed a petition for rehearing and rehearing en banc. On August 2, 2016, the Court of Appeals denied the petition. The deadline for the plaintiffs to file a petition for a writ of certiorari is October 31, 2016. The Company intends to vigorously defend against these allegations, and management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

Guarantees

Outstanding guarantees were $21.6 and $20.1 at June 30, 2016 and December 31, 2015, respectively.

Restricted Cash - collateral requirements

The Company was required to maintain $19.9 of restricted cash as of both June 30, 2016 and December 31, 2015 related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash related to certain collateral

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

requirements for obligations under its workers' compensation programs is included in “Other assets” in the Company's Condensed Consolidated Balance Sheets.

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

The following is a roll forward of the service warranty and extraordinary rework balance at June 30, 2016:

Balance, December 31, 2015	$158.7
Charges to costs and expenses	3.6
Payouts	(4.8)
Exchange rate	(0.4)
Balance, June 30, 2016	$157.1

19.  Other Expense, Net

Other expense, net is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	July 2, 2015	June 30, 2016	July 2, 2015
KDFA bond	$0.8	$0.9	$1.9	$2.1
Rental and miscellaneous income (expense)(1)	—	—	0.1	(1.9)
Interest income	0.9	0.5	1.7	0.7
Foreign currency (losses) gains	(7.9)	6.7	(12.1)	0.8
Total	$(6.2)	$8.1	$(8.4)	$1.7

(1)	Includes $2.0 of losses related to the settlement of interest rate swap agreements for the six months ended July 2, 2015, as further detailed in Note 11, Derivative and Hedging Activities.

Foreign currency losses are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency. Foreign currency losses recognized during both the three and six months ended June 30, 2016 were primarily driven by the impact on the global markets of the decision for the United Kingdom to withdraw from the European Union (Brexit).

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

20.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers.  Approximately 95% of the Company’s net revenues for the six months ended June 30, 2016 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The following table shows segment revenues and operating income for the three and six months ended June 30, 2016 and July 2, 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	July 2, 2015	June 30, 2016	July 2, 2015
Segment Revenues
Fuselage Systems	$915.4	$887.6	$1,789.2	$1,804.4
Propulsion Systems	481.7	440.5	920.3	886.5
Wing Systems	424.2	367.5	784.7	744.2
All Other	8.6	3.1	17.3	5.8
	$1,829.9	$1,698.7	$3,511.5	$3,440.9
Segment Operating Income
Fuselage Systems	$19.3	$168.0	$196.6	$332.5
Propulsion Systems	74.3	88.2	173.4	183.9
Wing Systems	64.8	50.1	123.6	95.3
All Other	1.3	1.4	3.2	1.1
	159.7	307.7	496.8	612.8
Corporate SG&A	(70.2)	(53.8)	(120.2)	(105.4)
Research and development	(4.4)	(6.7)	(10.5)	(13.7)
Unallocated cost of sales (1)	(1.8)	(16.9)	(16.3)	(28.1)
Total operating income	$83.3	$230.3	$349.8	$465.6

(1)
Includes $2.0 and $12.0 of warranty reserve for the three months ended June 30, 2016 and July 2, 2015, respectively and $4.3 and $22.4 for the six months ended June 30, 2016 and July 2, 2015. Also includes $11.8 related to early retirement incentives for the six months ended June 30, 2016.

21.  Condensed Consolidating Financial Information

The 2020 Notes, 2022 Notes, and 2026 Notes were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and its 100% owned domestic subsidiaries, other than Spirit (the “Subsidiary Guarantors”). Following the A&R Credit Agreement, the 2020 Notes, 2022 Notes and 2026 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and no subsidiaries are guarantors to any of Spirit's senior notes. For comparative purposes, all statements below have been updated to reflect the effects of the A&R Credit Agreement on the guarantor structure.

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent company and parent guarantor to the A&R Credit Agreement, as further detailed in Note 12, Debt;

(ii)	Spirit, as the subsidiary issuer of the 2020 Notes, the 2022 Notes and the 2026 Notes;

(iii)	The Company’s subsidiaries, (the “Subsidiary Non-Guarantors”), on a combined basis;

(iv)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Holdings and the Subsidiary Non-Guarantors, (b) eliminate the investments in the Company’s subsidiaries and (c) record consolidating entries; and

(v)	Holdings and its subsidiaries on a consolidated basis.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Three Months Ended June 30, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,651.9	$364.9	$(186.9)	$1,829.9
Operating costs and expenses
Cost of sales	—	1,533.8	325.1	(186.9)	1,672.0
Selling, general and administrative	2.4	63.5	4.3	—	70.2
Research and development	—	4.4	—	—	4.4
Total operating costs and expenses	2.4	1,601.7	329.4	(186.9)	1,746.6
Operating (loss) income	(2.4)	50.2	35.5	—	83.3
Interest expense and financing fee amortization	—	(23.7)	(2.1)	1.9	(23.9)
Other income (expense), net	—	3.6	(7.9)	(1.9)	(6.2)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(2.4)	30.1	25.5	—	53.2
Income tax benefit (provision)	0.7	(5.7)	(3.6)	—	(8.6)
(Loss) income before equity in net income of affiliate and subsidiaries	(1.7)	24.4	21.9	—	44.6
Equity in net income of affiliate	0.2	—	0.2	(0.2)	0.2
Equity in net income of subsidiaries	46.3	21.9	—	(68.2)	—
Net income	44.8	46.3	22.1	(68.4)	44.8
Other comprehensive (loss) income	(26.4)	(26.4)	(26.8)	53.2	(26.4)
Comprehensive income (loss)	$18.4	$19.9	$(4.7)	$(15.2)	$18.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Three Months Ended July 2, 2015

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,564.5	$254.4	$(120.2)	$1,698.7
Operating costs and expenses
Cost of sales	—	1,302.1	226.0	(120.2)	1,407.9
Selling, general and administrative	1.9	48.2	3.7	—	53.8
Research and development	—	6.7	—	—	6.7
Total operating costs and expenses	1.9	1,357.0	229.7	(120.2)	1,468.4
Operating (loss) income	(1.9)	207.5	24.7	—	230.3
Interest expense and financing fee amortization	—	(11.9)	(2.0)	1.8	(12.1)
Other income (expense), net	—	3.2	6.7	(1.8)	8.1
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(1.9)	198.8	29.4	—	226.3
Income tax benefit (provision)	0.8	(69.5)	(3.0)	—	(71.7)
(Loss) income before equity in net income of affiliate and subsidiaries	(1.1)	129.3	26.4	—	154.6
Equity in net income of affiliate	0.3	—	0.3	(0.3)	0.3
Equity in net income of subsidiaries	155.7	26.5	—	(182.2)	—
Net income	154.9	155.8	26.7	(182.5)	154.9
Other comprehensive income (loss)	14.4	(1.9)	16.3	(14.4)	14.4
Comprehensive income (loss)	$169.3	$153.9	$43.0	$(196.9)	$169.3

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Six Months Ended June 30, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$3,162.4	$675.8	$(326.7)	$3,511.5
Operating costs and expenses
Cost of sales	—	2,748.2	609.5	(326.7)	3,031.0
Selling, general and administrative	3.9	107.7	8.6	—	120.2
Research and development	—	9.4	1.1	—	10.5
Total operating costs and expenses	3.9	2,865.3	619.2	(326.7)	3,161.7
Operating (loss) income	(3.9)	297.1	56.6	—	349.8
Interest expense and financing fee amortization	—	(35.1)	(4.1)	3.9	(35.3)
Other income (expense), net	—	7.5	(12.0)	(3.9)	(8.4)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(3.9)	269.5	40.5	—	306.1
Income tax benefit (provision)	1.2	(84.3)	(7.4)	—	(90.5)
(Loss) income before equity in net income of affiliate and subsidiaries	(2.7)	185.2	33.1	—	215.6
Equity in net income of affiliate	0.8	—	0.8	(0.8)	0.8
Equity in net income of subsidiaries	218.3	33.1	—	(251.4)	—
Net income	216.4	218.3	33.9	(252.2)	216.4
Other comprehensive (loss) income	(34.4)	(34.4)	(35.6)	70.0	(34.4)
Comprehensive income (loss)	$182.0	$183.9	$(1.7)	$(182.2)	$182.0

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Six Months Ended July 2, 2015

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$3,183.5	$498.7	$(241.3)	$3,440.9
Operating costs and expenses
Cost of sales	—	2,654.1	443.4	(241.3)	2,856.2
Selling, general and administrative	4.5	93.4	7.5	—	105.4
Research and development	—	13.0	0.7	—	13.7
Total operating costs and expenses	4.5	2,760.5	451.6	(241.3)	2,975.3
Operating (loss) income	(4.5)	423.0	47.1	—	465.6
Interest expense and financing fee amortization	—	(29.7)	(4.0)	3.7	(30.0)
Other income (expense), net	—	4.6	0.8	(3.7)	1.7
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(4.5)	397.9	43.9	—	437.3
Income tax benefit (provision)	1.1	(96.6)	(5.6)	—	(101.1)
(Loss) income before equity in net income of affiliate and subsidiaries	(3.4)	301.3	38.3	—	336.2
Equity in net income of affiliate	0.6	—	0.6	(0.6)	0.6
Equity in net income of subsidiaries	339.6	38.4	—	(378.0)	—
Net income	336.8	339.7	38.9	(378.6)	336.8
Other comprehensive (loss) income	0.4	(0.8)	1.2	(0.4)	0.4
Comprehensive income (loss)	$337.2	$338.9	$40.1	$(379.0)	$337.2

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
June 30, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$757.7	$42.8		$800.5
Restricted cash	—	86.4	—	—	86.4
Accounts receivable, net	—	878.9	236.1	(358.7)	756.3
Inventory, net	—	1,064.5	482.1	—	1,546.6
Other current assets	—	50.9	6.0	—	56.9
Total current assets	—	2,838.4	767.0	(358.7)	3,246.7
Property, plant and equipment, net	—	1,395.2	541.6	—	1,936.8
Pension assets, net	—	237.0	12.1	—	249.1
Investment in subsidiary	320.6	283.7	—	(604.3)	—
Equity in net assets of subsidiaries	1,678.4	252.4	—	(1,930.8)	—
Other assets	—	439.8	100.7	(290.4)	250.1
Total assets	$1,999.0	$5,446.5	$1,421.4	$(3,184.2)	$5,682.7
Current liabilities
Accounts payable	$—	$584.4	$428.2	$(358.7)	$653.9
Accrued expenses	—	196.7	39.0	—	235.7
Profit sharing	—	43.9	1.4	—	45.3
Current portion of long-term debt	—	123.9	2.9	—	126.8
Advance payments, short-term	—	189.7	—	—	189.7
Deferred revenue, short-term	—	302.0	2.3	—	304.3
Deferred grant income liability - current	—	—	13.2	—	13.2
Other current liabilities	—	36.2	2.2	—	38.4
Total current liabilities	—	1,476.8	489.2	(358.7)	1,607.3
Long-term debt	—	1,063.4	218.7	(210.5)	1,071.6
Advance payments, long-term	—	425.6	—	—	425.6
Pension/OPEB obligation	—	70.7	—	—	70.7
Deferred grant income liability - non-current	—	—	73.0	—	73.0
Deferred revenue and other deferred credits	—	173.4	3.9	—	177.3
Other liabilities	—	317.5	20.7	(80.0)	258.2
Total equity	1,999.0	1,919.1	615.9	(2,535.0)	1,999.0
Total liabilities and shareholders’ equity	$1,999.0	$5,446.5	$1,421.4	$(3,184.2)	$5,682.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2015

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$894.2	$63.1	$—	$957.3
Accounts receivable, net	—	686.3	216.5	(365.8)	537.0
Inventory, net	—	1,229.0	545.3	0.1	1,774.4
Other current assets	—	24.4	6.0	—	30.4
Total current assets	—	2,833.9	830.9	(365.7)	3,299.1
Property, plant and equipment, net	—	1,393.1	557.6	—	1,950.7
Pension assets, net	—	233.3	13.6	—	246.9
Investment in subsidiary	623.6	283.7	0.1	(907.4)	—
Equity in net assets of subsidiaries	1,496.4	254.1	—	(1,750.5)	—
Other assets	—	504.7	104.0	(340.9)	267.8
Total assets	$2,120.0	$5,502.8	$1,506.2	$(3,364.5)	$5,764.5
Current liabilities
Accounts payable	$—	$538.2	$445.8	$(365.8)	$618.2
Accrued expenses	—	195.0	35.2	—	230.2
Profit sharing	—	58.3	3.3	—	61.6
Current portion of long-term debt	—	32.2	2.7	—	34.9
Advance payments, short-term	—	178.3	—	—	178.3
Deferred revenue, short-term	—	281.7	3.8	—	285.5
Deferred grant income liability - current	—	—	11.9	—	11.9
Other current liabilities	—	34.7	3.0	—	37.7
Total current liabilities	—	1,318.4	505.7	(365.8)	1,458.3
Long-term debt	—	1,075.7	270.6	(261.0)	1,085.3
Advance payments, long-term	—	507.4	—	—	507.4
Pension/OPEB obligation	—	67.7	—	—	67.7
Deferred grant income liability - non-current	—	—	82.3	—	82.3
Deferred revenue and other deferred credits	—	165.6	4.4	—	170.0
Other liabilities	—	328.2	25.3	(80.0)	273.5
Total equity	2,120.0	2,039.8	617.9	(2,657.7)	2,120.0
Total liabilities and shareholders’ equity	$2,120.0	$5,502.8	$1,506.2	$(3,364.5)	$5,764.5

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$—	$246.3	$62.5	$—	$308.8
Investing activities
Purchase of property, plant and equipment	—	(79.2)	(25.5)	—	(104.7)
Net cash used in investing activities	—	(79.2)	(25.5)	—	(104.7)
Financing activities
Proceeds from issuance of bonds	—	299.8	—	—	299.8
Principal payments of debt	—	(8.3)	(1.5)	—	(9.8)
Payment on bonds	—	(213.6)	—	—	(213.6)
Collection on (repayment of) intercompany debt	—	50.5	(50.5)	—	—
Taxes paid related to net share settlement of awards	—	(14.3)	—	—	(14.3)
Debt issuance and financing costs	—	(13.7)	—	—	(13.7)
Proceeds (payments) from subsidiary for purchase of treasury stock	317.6	(317.6)	—	—	—
Purchase of treasury stock	(317.6)	—	—	—	(317.6)
Change in restricted cash	—	(86.4)	—	—	(86.4)
Net cash used in financing activities	—	(303.6)	(52.0)	—	(355.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5.3)	—	(5.3)
Net decrease in cash and cash equivalents for the period	—	(136.5)	(20.3)	—	(156.8)
Cash and cash equivalents, beginning of period	—	894.2	63.1	—	957.3
Cash and cash equivalents, end of period	$—	$757.7	$42.8	$—	$800.5

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended July 2, 2015

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$682.0	$47.0	$—	$729.0
Investing activities
Purchase of property, plant and equipment	—	(90.2)	(25.2)	—	(115.4)
Net cash used in investing activities	—	(90.2)	(25.2)	—	(115.4)
Financing activities
Proceeds from issuance of debt	—	535.0	—	—	535.0
Principal payments of debt	—	(15.7)	(1.7)	—	(17.4)
Payments on term loan	—	(534.9)	—	—	(534.9)
Increase (decrease) in intercompany debt	—	13.0	(13.0)	—	—
Excess tax benefits from share-based payment arrangements	—	10.0	0.1	—	10.1
Collection on (repayment of) intercompany debt	—	(20.2)	—	—	(20.2)
Debt issuance and financing costs	—	(4.7)	—	—	(4.7)
Net cash (used in) provided by financing activities	—	(17.5)	(14.6)	—	(32.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.7)	—	(0.7)
Net increase in cash and cash equivalents for the period	—	574.3	6.5	—	580.8
Cash and cash equivalents, beginning of period	—	354.6	23.3	—	377.9
Cash and cash equivalents, end of period	$—	$928.9	$29.8	$—	$958.7

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

Recent Events

On May 24, 2016, Spirit commenced an offer to purchase for cash any and all of the $300.0 million outstanding principal amount of its 6.75% senior notes due 2020.

On June 1, 2016, Spirit, the Company and certain subsidiary guarantors identified therein entered into an indenture with The Bank of New York Mellon Trust Company, N.A., as trustee, in connection with Spirit’s offering of $300.0 million aggregate principal amount of its 3.850% senior notes due 2026.

On June 6, 2016, Spirit, as borrower, and the Company, as guarantor, entered into a $1.15 billion senior unsecured Amended and Restated Credit Agreement with the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein, providing for a $650.0 million revolving credit facility and a $500.0 million term loan A facility.

On June 8, 2016, Larry A. Lawson, the President and Chief Executive Officer of Spirit and the Company, informed the Company’s Board of Directors of his decision to retire on July 31, 2016. Thomas C. Gentile was appointed to serve as President and Chief Executive Officer of the Company and Spirit following Mr. Lawson’s retirement.

On June 30, 2016, Spirit signed a memorandum of agreement with Airbus which, among other things, materially reset the pricing for 800 units on the A350 XWB Fuselage and Wing requirements contracts.

Overview

We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselage systems, propulsion systems and wing systems for commercial and military aircraft. For the three months ended June 30, 2016, we generated net revenues of $1,829.9 million and net income of $44.8 million, and for the six months ended June 30, 2016, we generated net revenues of $3,511.5 million and net income of $216.4 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program. The Propulsion Systems segment manufactures products at our facilities in Wichita and Chanute, Kansas. The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 27%, 23% and less than 1%, respectively, of our net revenues for the three months ended June 30, 2016 and 51%, 27%, 22% and less than 1%, respectively, of our net revenues for the six months ended June 30, 2016.

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

New and Maturing Programs

We are currently performing work on several new and maturing programs, which are in various stages of development. These programs carry risks associated with design responsibility, development of production tooling, production inefficiencies during the initial phases of production, hiring and training of qualified personnel, increased capital and funding commitments, supplier performance, delivery schedules and unique contractual requirements. Our success depends on our ability to achieve performance obligations on new and maturing programs to our customers' satisfaction and manufacture products at our estimated cost. The Company has previously recorded forward loss charges on new and maturing programs. If the risks are not mitigated, then the Company could record additional forward loss charges.

In order to continue to reduce risk on our new and maturing programs, it will be critical that we successfully perform under revised design and manufacturing plans, achieve planned cost reductions as we enter increasing levels of production, meet customer delivery schedules, successfully resolve claims and assertions and negotiate pricing with our customers and suppliers.

A350 XWB

We continue to support the development of the A350 XWB program through two contracts we have with Airbus, a fuselage contract and a wing contract, both of which are segmented into a non-recurring design engineering phase and a recurring production phase. In addition, we support the development of the work scope for the design and tooling related to the -1000 derivative of the A350 XWB fuselage and wing contracts.

Our A350 XWB fuselage recurring program experienced various production inefficiencies in its earlier stages of production which resulted in previously recorded forward losses, mostly driven by early development discovery and engineering change to the aircraft design, as well as higher test and transportation costs.

During the second quarter of 2016, Spirit signed a memorandum of agreement with Airbus (the "Airbus 2016 MOA") which, in part, materially reset the pricing for 800 units on the A350 XWB Fuselage and Wing requirements contracts. The Airbus 2016 MOA was negotiated to economically compensate Spirit for significant engineering changes to aircraft design. The new pricing provided the Company with a higher degree of certainty of revenue that will be realized over the 800 unit contracts. Further, the Company analyzed A350 XWB market demand using third party publications as well as Airbus firm orders which indicated that the sustained demand for the A350 XWB program was in excess of 800 units. The Company determined that due to the higher degree of precision of the A350 XWB revenue along with the strong, sustained market demand, it was appropriate to extend the accounting block quantity to 800 units. The contract block quantity change was made in accordance with applicable accounting guidance as well as the Company’s accounting policies and past practices. As a result of the Airbus 2016 MOA, the Company updated its estimated revenues that will be realized over the 800 unit A350 XWB Fuselage and Wing contract accounting blocks.

While the Company continued to make progress on the A350 XWB Fuselage program the Company experienced various disruption and production inefficiencies that exceeded estimates made in previous quarters primarily related to achieving production rate increases. As a result of these disruptions and inefficiencies, cost estimates were updated in the second quarter of 2016 to account for increased labor costs in fabrication and assembly and expedited shipping costs to meet current and future customer production rate increases. The Company also updated its estimates in the second quarter of 2016 due to uncertainty of supply chain cost reductions and achievement of cost affordability projects.

The changes in revenue and cost estimates during the second quarter of 2016 (as described above) resulted in an additional forward loss charge of $135.7 on the A350 XWB Fuselage program and a $8.2 favorable cumulative catch-up adjustment on the

A350 XWB Wing program. The Airbus 2016 MOA was a comprehensive agreement which reduces financial risk, strengthens our partnership with Airbus and positions Spirit to extend our collaboration with them in the future, however the Company could record additional forward loss charges if there are further changes to revenue and cost estimates and/or if risks are not mitigated.

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

Our supply agreement for the B787 program (the "B787 Supply Agreement") provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties. As part of a memorandum of agreement that Spirit and Boeing entered into in November 2014 (the "November 2014 MOA"), Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices, and other issues across multiple programs during 2015. Since we were unable to reach agreement with Boeing on these issues by the end of 2015, once the parties agree upon appropriate pricing for the B787-9, Boeing will be entitled to a retroactive adjustment on certain B787 payments which were based on the interim pricing. The amount we received that is subject to a retroactive adjustment was recorded as deferred revenue, and has not been recognized by us as revenue. We are engaged in discussions with Boeing concerning how to determine the subsequent B787-9 and initial B787-10 prices, and have not yet reached agreement. Our ability to successfully negotiate fair and equitable prices for these models as well as overall B787 delivery volumes and rate investments, and our ability to achieve forecasted cost improvements on all B787 models are key factors in achieving the projected financial performance for this program.

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

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended			Six Months Ended
	June 30, 2016	July 2, 2015	Percentage Change to Prior Year	June 30, 2016	July 2, 2015	Percentage Change to Prior Year
	($ in millions)			($ in millions)
Net revenues	$1,829.9	$1,698.7	8%	$3,511.5	$3,440.9	2%
Cost of sales	1,672.0	1,407.9	19%	3,031.0	2,856.2	6%
Gross profit	157.9	290.8		480.5	584.7
Selling, general and administrative	70.2	53.8	30%	120.2	105.4	14%
Research and development	4.4	6.7	(34)%	10.5	13.7	(23)%
Operating income	83.3	230.3		349.8	465.6
Interest expense and financing fee amortization	(23.9)	(12.1)	98%	(35.3)	(30.0)	18%
Other (expense) income, net	(6.2)	8.1	(177)%	(8.4)	1.7	(594)%
Income before income taxes and equity in net income of affiliate	53.2	226.3		306.1	437.3
Income tax provision	(8.6)	(71.7)	(88)%	(90.5)	(101.1)	(10)%
Income before equity in net income of affiliate	44.6	154.6		215.6	336.2
Equity in net income of affiliate	0.2	0.3	(33)%	0.8	0.6	33%
Net income	$44.8	$154.9		$216.4	$336.8

Comparative shipset deliveries by model are as follows:

	Three Months Ended		Six Months Ended
Model	June 30, 2016	July 2, 2015	June 30, 2016	July 2, 2015
B737	128	128	258	262
B747	2	4	5	8
B767	7	5	13	10
B777	25	25	51	51
B787	36	34	69	66
Total Boeing	198	196	396	397
A320 Family	145	120	292	255
A330/340 (1)	17	19	33	46
A350 XWB	20	9	34	15
A380	6	6	13	12
Total Airbus	188	154	372	328
Business/Regional Jets	22	16	37	33
Total	408	366	805	758

(1)	Airbus publicly announced reduction in A330 production rate.

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

Net revenues by prime customer are as follows:

	Three Months Ended		Six Months Ended
Prime Customer	June 30, 2016	July 2, 2015	June 30, 2016	July 2, 2015
	($ in millions)		($ in millions)
Boeing	$1,459.7	$1,426.6	$2,847.0	$2,921.7
Airbus	272.7	188.5	503.8	350.7
Other	97.5	83.6	160.7	168.5
Total net revenues	$1,829.9	$1,698.7	$3,511.5	$3,440.9

Changes in Estimates

During the second quarter of 2016, we recognized a total charge for changes in estimates of $134.7 million, which includes net forward loss charges of $135.7 million, slightly offset by favorable cumulative catch-up adjustments related to periods prior to the second quarter of 2016 of $1.0 million. During the same period in the prior year, we recognized total changes in estimates of $18.8 million, which includes favorable cumulative catch-up adjustments related to periods prior to the second quarter of 2015 of $16.6 million and favorable changes in estimates on loss programs of $2.2 million.

During the first half of 2016, we recognized a total charge for changes in estimates of $86.1 million, which includes net forward loss charges of $120.7 million, slightly offset by favorable cumulative catch-up adjustments related to periods prior to 2016 of $34.6 million. During the same period in the prior year, we recognized total changes in estimates of $29.2 million, which includes favorable cumulative catch-up adjustments related to periods prior to the second quarter of 2015 of $24.1 million and favorable changes in estimates on loss programs of $5.1 million.

Three Months Ended June 30, 2016 as Compared to Three Months Ended July 2, 2015

Net Revenues.  Net revenues for the three months ended June 30, 2016 were $1,829.9 million, an increase of $131.2 million, or 8%, compared to net revenues of $1,698.7 million for the same period in the prior year. Higher revenues were recorded for the Fuselage, Propulsion, and Wing Systems segments during the second quarter of 2016 compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries of the A350 XWB and A320, one-time claim settlements with customers, and higher Global Customer Support and Services activity, partially offset by lower production deliveries of the B747, all of which net to $116.5 million of the total increase in revenue. Approximately 95% of Spirit’s net revenues for the second quarter of 2016 came from our two largest customers, Boeing and Airbus.

Production deliveries to Boeing increased slightly by 1% to 198 shipsets during the second quarter of 2016, compared to 196 shipsets delivered in the same period of the prior year. Production deliveries to Airbus increased by 22% to 188 shipsets during the second quarter of 2016, compared to 154 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 and A350 XWB programs, partially offset by lower A330 deliveries due to Airbus' reduction of the A330 production rate. Production deliveries of business/regional jet wing and wing components increased to 22 shipsets during the second quarter of 2016, compared to 16 shipsets delivered in the same period of the prior year. In total, production deliveries increased by 11% to 408 shipsets during the second quarter of 2016, compared to 366 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $157.9 million, or 9%, for the three months ended June 30, 2016, as compared to $290.8 million, or 17%, for the same period in the prior year. The decrease in gross profit was primarily driven by the recognition of $135.7 million forward loss charges on the A350 XWB fuselage program during the second quarter of 2016.

SG&A and Research and Development.  SG&A expense was $16.4 million higher for the three months ended June 30, 2016, compared to the same period in the prior year, primarily due to recognition of expenses related to executive retirements and severance including stock compensation. Research and development expense was $2.3 million lower for the three months ended June 30, 2016, compared to the same period in the prior year.

Operating Income.  Operating income for the three months ended June 30, 2016 was $83.3 million, a decrease of $147.0 million, compared to operating income of $230.3 million for the same period in the prior year. The decrease in operating income was primarily the result of net forward loss charges recognized during the second quarter of 2016.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended June 30, 2016 includes $10.3 million of interest and fees paid or accrued in connection with long-term debt and $13.6 million in amortization of deferred financing costs and original issue discount, compared to $11.2 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. During the second quarter of 2016, we entered into the senior unsecured Amended and Restated Credit Agreement and acquired $213.6 million of our 2020 Notes through a tender offer using proceeds from the issuance of $300.0 million of 3.85% senior notes due in 2026 along with cash on hand. As a result, we recognized $12.9 million in interest expense from write-down of deferred financing costs, original issue discount and third party fees.

Other (Expense) Income, net. Other expense, net for the three months ended June 30, 2016 was $6.2 million, compared to Other income, net of $8.1 million for the same period in the prior year. Other expense during 2016 was primarily driven by foreign exchange rate losses as the British Pound value weakened against the U.S. Dollar as the global markets reacted to the decision for the United Kingdom to withdraw from the European Union (Brexit).

Provision for Income Taxes. Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition could include excess tax benefits in respect of share-based compensation, finalizing audit examinations for open tax years, statute of limitations expiration, or a change in tax law.

The income tax provision for the three months ended June 30, 2016 includes $8.5 million for federal taxes, ($2.2) million for state taxes and $2.3 million for foreign taxes. The income tax provision for the three months ended July 2, 2015 includes $68.9 million for federal taxes, $0.4 million for state taxes and $2.4 million for foreign taxes. The effective tax rate for the three months ended June 30, 2016 was 16.2% as compared to 31.7% for 2015. The difference in the effective tax rate recorded for 2016 as compared to 2015 is related primarily to the proportional effect reduced earnings has on certain effective tax rate drivers and the inclusion of the tax effects of excess tax benefits in respect of share-based compensation in the income tax provision in 2016. The decrease from the U.S. statutory tax rate is attributable primarily to the inclusion of the tax effects of excess tax benefits in respect of share-based compensation in the income tax provision, foreign tax rates less than the U.S. rate, the U.S. qualified domestic production activities deduction and the generation of state income tax credits.

Segments.  The following table shows segment revenues and operating income for the three months ended June 30, 2016 and July 2, 2015:

	Three Months Ended
	June 30, 2016	July 2, 2015
	($ in millions)
Segment Revenues
Fuselage Systems	$915.4	$887.6
Propulsion Systems	481.7	440.5
Wing Systems	424.2	367.5
All Other	8.6	3.1
	$1,829.9	$1,698.7
Segment Operating Income
Fuselage Systems	$19.3	$168.0
Propulsion Systems	74.3	88.2
Wing Systems	64.8	50.1
All Other	1.3	1.4
	159.7	307.7
Corporate SG&A	(70.2)	(53.8)
Research and development	(4.4)	(6.7)
Unallocated cost of sales(1)	(1.8)	(16.9)
Total operating income	$83.3	$230.3

(1)	Includes $2.0 million and $12.0 million of warranty reserve for the three months ended June 30, 2016 and July 2, 2015, respectively.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 50%, 27%, 23% and less than 1%, respectively, of our net revenues for the three months ended June 30, 2016.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended June 30, 2016 were $915.4, an increase of $27.8 million, or 3%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the A350 XWB, increased Global Customer Support and Services activity and higher revenue recognized on nonrecurring Boeing programs, partially offset by lower production deliveries of the B747 and decreased nonrecurring production activity on the Sikorsky CH-53K. Fuselage Systems segment operating margins were 2% for the three months ended June 30, 2016, compared to 19% for the same period in the prior year, with the decrease primarily driven by a $135.7 million of net forward loss charge recorded on the A350 XWB fuselage program. In the second quarter of 2016, the segment recorded net forward loss charges of $134.5 million. In comparison, during the second quarter of 2015, the segment recorded favorable cumulative catch-up adjustments of $10.8 million driven by productivity and efficiency improvements on mature programs, as well as $3.5 million of favorable change in estimates on our loss programs.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended June 30, 2016 were $481.7 million, an increase of $41.2 million, or 9%, compared to the same period in the prior year. The increase was primarily due to higher revenue recognized on nonrecurring Boeing programs, increased Global Customer Support and Services activity and increased propulsion related activities on the B787 program. Propulsion Systems segment operating margins were 15% for the three months ended June 30, 2016, compared to 20% for the same period in the prior year primarily driven by higher than previously estimated supply chain costs during the second quarter of 2016. The segment recorded unfavorable cumulative catch-up adjustments of $8.8 million as well as net forward loss charges of $2.4 million for the three months ended June 30, 2016. In comparison, during the same period of the prior year, the segment recorded favorable cumulative catch-up adjustments of $6.6 million, partially offset by net forward loss charges of $1.3 million.

Wing Systems.  Wing Systems segment net revenues for the three months ended June 30, 2016 were $424.2 million, an increase of $56.7 million, or 15%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries of the A350 XWB and A320 as well as one-time claim settlements with customers, partially offset by lower wing-related activity on the B777 program. Wing Systems segment operating margins were 15% for the three months ended June 30, 2016, compared to 14% for the same period in the prior year, primarily driven by favorable labor and material cost performance, including a favorable impact of fixed overhead absorption as a result of higher production rates. In the second quarter of 2016, the segment recorded favorable cumulative catch-up adjustments of $9.8 million driven by claim settlements with customers and productivity and efficiency improvements, as well as $1.2 million of favorable change in estimates on our loss programs. In comparison, during the second quarter of 2015, the segment recorded unfavorable cumulative catch-up adjustments of $0.8 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the three months ended June 30, 2016, All Other segment net revenues were $8.6 million, an increase of $5.5 million compared to the same period in the prior year. The All Other segment recorded 15% operating margins for the three months ended June 30, 2016.

Six Months Ended June 30, 2016 as Compared to Six Months Ended July 2, 2015

Net Revenues.  Net revenues for the six months ended June 30, 2016 were $3,511.5 million, an increase of $70.6 million, or 2%, compared to net revenues of $3,440.9 million for the same period in the prior year. Higher revenues were recorded for the Propulsion and Wing Systems segments and lower revenues were recorded for the Fuselage Systems segment during the first half of 2016 as compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries of the A350 XWB, A320 and B767, one-time claim settlements with customers, and higher revenues recognized on nonrecurring Boeing programs, partially offset by lower revenue recognized due to the impact of the pricing terms under the B787 Supply Agreement and lower production deliveries of the B747 and B737, all of which net to a $69.3 million decrease in revenue. Approximately 95% of Spirit’s net revenues for the first half of 2016 came from our two largest customers, Boeing and Airbus.

Production deliveries to Boeing were 396 shipsets during the first half of 2016, compared to 397 shipsets delivered in the same period of the prior year. Production deliveries to Airbus increased by 13% to 372 shipsets during the first half of 2016, compared to 328 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 and A350 XWB programs, partially offset by lower A330 deliveries due to Airbus' reduction of the A330 production rate. Production deliveries of business/regional jet wing and wing components increased to 37 shipsets during the first half of 2016, compared to 33 shipsets delivered in the same period of the prior year. In total, production deliveries increased by 6% to 805 shipsets during the first half of 2016, compared to 758 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $480.5 million, or 14%, for the six months ended June 30, 2016, as compared to $584.7 million, or 17%, for the same period in the prior year. The decrease in gross profit was primarily driven by the recognition of a $135.7 million forward loss charge on the A350 XWB fuselage program during the second quarter of 2016.

SG&A and Research and Development.  SG&A expense was $14.8 million higher for the six months ended June 30, 2016, compared to the same period in the prior year primarily due to expenses related to executive retirements and severance including stock compensation. Research and development expense was $3.2 million lower for the six months ended June 30, 2016, compared to the same period in the prior year.

Operating Income.  Operating income for the six months ended June 30, 2016 was $349.8 million, a decrease of $115.8 million, or 25%, compared to operating income of $465.6 million for the same period in the prior year. The decrease in operating income was primarily the result of net forward loss charges recognized during the second quarter of 2016, partially offset by higher sales on profitable programs and one-time claim settlements with customers.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the six months ended June 30, 2016 includes $20.6 million of interest and fees paid or accrued in connection with long-term debt and $14.7 million in amortization of deferred financing costs and original issue discount compared to $24.9 million of interest and fees paid or accrued in connection with long-term debt and $5.1 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. During the second quarter of 2016, we entered into the senior unsecured Amended and Restated Credit and Agreement and acquired $213.6 million of our 2020 Notes through a tender offer using proceeds from the issuance of $300.0 million of 3.85% senior notes due in 2026 along with cash on hand. As a result, we recognized $12.9 million in interest expense from write-down of deferred financing costs, original issue discount and third party fees. In March 2015, we entered into Amendment No. 5 to our senior credit facility which resulted in a loss on extinguishment of debt charge of $3.6 million. Additionally, interest expense for the first half of 2016 reflects the full year of lower interest rate charges as a result of Amendment No. 5 to our senior credit facility.

Other (Expense) Income, net. Other expense for the six months ended June 30, 2016 was $8.4 million, compared to Other income of $1.7 million for the same period in the prior year. Other expense during 2016 was primarily driven by foreign exchange rate losses as the British Pound value weakened against the U.S. Dollar as the global markets reacted to the decision for the United Kingdom to withdraw from the European Union (Brexit). During the six months ended July 2, 2015, we recognized $2.0 million of losses related to the settlement of our interest rate swap agreements.

Provision for Income Taxes. Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that give rise to discrete recognition could include excess tax benefits in respect of share-based compensation, finalizing audit examinations for open tax years, statute of limitations expiration, or a change in tax law.

The income tax provision for the six months ended June 30, 2016 includes $82.8 million for federal taxes, $2.4 million for state taxes and $5.3 million for foreign taxes. The income tax provision for the six months ended July 2, 2015 includes $96.0 million for federal taxes, $0.8 million for state taxes and $4.3 million for foreign taxes. The effective tax rate for the six months ended June 30, 2016 was 29.6% as compared to 23.1% for 2015. The difference in the effective tax rate recorded for 2016 as compared to 2015 is related primarily to the U.S. net deferred tax asset valuation allowance decrease in 2015 and the inclusion of the tax effects of excess tax benefits in respect of share-based compensation in the income tax provision in 2016. The decrease from the U.S. statutory tax rate is attributable primarily to foreign tax rates less than the U.S. rate, the U.S. qualified domestic production activities deduction, the generation of state income tax credits and the inclusion of the tax effects of excess tax benefits in respect of share-based compensation in the income tax provision.

Segments.  The following table shows segment revenues and operating income for the six months ended June 30, 2016 and July 2, 2015:

	Six Months Ended
	June 30, 2016	July 2, 2015
	($ in millions)
Segment Revenues
Fuselage Systems	$1,789.2	$1,804.4
Propulsion Systems	920.3	886.5
Wing Systems	784.7	744.2
All Other	17.3	5.8
	$3,511.5	$3,440.9
Segment Operating Income
Fuselage Systems	$196.6	$332.5
Propulsion Systems	173.4	183.9
Wing Systems	123.6	95.3
All Other	3.2	1.1
	496.8	612.8
Corporate SG&A	(120.2)	(105.4)
Research and development	(10.5)	(13.7)
Unallocated cost of sales(1)	(16.3)	(28.1)
Total operating income	$349.8	$465.6

(1)
Includes $4.3 million and $22.4 million of warranty reserve for the six months ended June 30, 2016 and July 2, 2015, respectively. Also includes $11.8 million related to early retirement incentives for the six months ended June 30, 2016.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 51%, 27%, 22% and less than 1%, respectively, of our net revenues for the six months ended June 30, 2016.

Fuselage Systems.  Fuselage Systems segment net revenues for the six months ended June 30, 2016 were $1,789.2 million, a decrease of $15.2 million, or 1%, compared to the same period in the prior year. The decrease was primarily due to lower net revenues recognized on the B787 program in accordance with pricing terms under the B787 Supply Agreement and slightly lower production deliveries on the B737, partially offset by higher production deliveries of the A350 XWB. Fuselage Systems segment operating margins were 11% for the six months ended June 30, 2016, compared to 18% for the same period in the prior year, with the decrease primarily driven by a $135.7 million net forward loss charge recorded on the A350 XWB fuselage program. In the first half of 2016, the segment recorded net forward loss charges of $131.4 million, slightly offset by favorable cumulative catch-up adjustments of $16.2 million. In comparison, during the first half of 2015, the segment recorded favorable cumulative catch-up adjustments of $10.3 million driven by productivity and efficiency improvements on mature programs, as well as $6.4 million of favorable change in estimates on our loss programs.

Propulsion Systems.  Propulsion Systems segment net revenues for the six months ended June 30, 2016 were $920.3 million, an increase of $33.8 million, or 4%, compared to the same period in the prior year. The increase was primarily due to higher revenue recognized on nonrecurring Boeing programs and increased propulsion related activities on the B787 program. Propulsion Systems segment operating margins were 19% for the six months ended June 30, 2016, compared to 21% for the same period in the prior year. In the first half of 2016, the segment recorded $6.5 million of favorable change in estimates on our loss programs, partially offset by unfavorable cumulative catch-up adjustments of $0.7 million. In comparison, during the first half of 2015, the segment recorded favorable cumulative catch-up adjustments of $14.4 million driven by productivity and efficiency improvements on mature programs, partially offset by net forward loss charges of $1.3 million.

Wing Systems.  Wing Systems segment net revenues for the six months ended June 30, 2016 were $784.7 million, an increase of $40.5 million, or 5%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries of the A350 XWB and one-time claim settlements with customers, partially offset by lower B777 wing related activity. Wing Systems segment operating margins were 16% for the six months ended June 30, 2016, compared to 13% for the same period in the prior year, primarily driven by favorable labor and material cost performance, including a favorable impact of fixed overhead absorption as a result of higher production rates. In the first half of 2016, the segment recorded favorable cumulative catch-up adjustments of $19.1 million driven by claim settlements with customers and productivity and efficiency improvements, as well as $4.2 million of favorable change in estimates on our loss programs. In comparison, during the first half of 2015, the segment recorded unfavorable cumulative catch-up adjustments of $0.6 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the six months ended June 30, 2016, All Other segment net revenues were $17.3 million, an increase of $11.5 million compared to the same period in the prior year. The All Other segment recorded 18% operating margins for the six months ended June 30, 2016.

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

On January 27, 2016, our Board of Directors authorized a new share repurchase program for the purchase of up to $600.0 million of the Company's common stock. Repurchases may be made under the program intermittently through December 31, 2017. During the six months ended June 30, 2016, we repurchased 6,890,445 shares of our class A common stock for $317.6 million, which included the purchase of 1,000,000 shares of our class A common stock for $50.0 million under a prior share repurchase program.

As of June 30, 2016, we had $800.5 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our revolving credit facility. There were no borrowings or outstanding balances under our revolving credit facility as of June 30, 2016. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flows for the six months ended June 30, 2016 and July 2, 2015:

	For the six months ended
	June 30, 2016	July 2, 2015
	($ in millions)
Net cash provided by operating activities	308.8	729.0
Net cash used in investing activities	(104.7)	(115.4)
Net cash used in financing activities	(355.6)	(32.1)
Effect of exchange rate change on cash and cash equivalents	(5.3)	(0.7)
Net (decrease) increase in cash and cash equivalents for the period	(156.8)	580.8
Cash and cash equivalents, beginning of period	957.3	377.9
Cash and cash equivalents, end of period	$800.5	$958.7

Six Months Ended June 30, 2016 as Compared to Six Months Ended July 2, 2015

Operating Activities. For the six months ended June 30, 2016, we had a net cash inflow of $308.8 million from operating activities, a decrease of $420.0 million compared to a net cash inflow of $729.0 million for the same period in the prior year. The decrease in net cash provided by operating activities was primarily due to higher cash receipts, including tax refunds, received during the first half of 2015. Higher cash receipts in the first half of 2015 compared to 2016 was primarily due to settlement of retainage receivable and higher receipt of deferred revenue and advance payments from customers, all of which totaled approximately $192.7 million. Net tax payments made during the first half of 2016 were $94.5 million, a decrease in net cash provided of $180.1 million compared to net tax refunds of $85.6 million received during the same period in the prior year.

Investing Activities. For the six months ended June 30, 2016, we had a net cash outflow of $104.7 million for investing activities, a decrease in outflow of $10.7 million compared to a net cash outflow of $115.4 million for the same period in the prior year. The decrease in cash outflow was primarily driven by lower investment in capital during the first half of 2016.

Financing Activities. For the six months ended June 30, 2016, we had a net cash outflow of $355.6 million for financing activities, an increase in outflow of $323.5 million, compared to a net cash outflow of $32.1 million for the same period in the prior year. During the six months ended June 30, 2016, the Company repurchased 6,890,445 shares of its class A common stock for $317.6 million. Additionally, we amended our senior credit agreement and issued $300.0 million of senior notes due in 2026 and used those proceeds along with cash on hand to repurchase $213.6 million of our senior notes due in 2020 pursuant to a tender offer. Restricted cash of $86.4 million was reserved to fund the redemption of the senior notes due in 2020 that remained outstanding after the tender offer, which were called for redemption on July 1, 2016.
Future Cash Needs and Capital Spending
Our primary future cash needs will consist of working capital, debt service, research and development, capital expenditures, potential share repurchases, dividend payments and merger and acquisition or disposition activities. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs, including the B737, B787, A320 and A350 XWB programs. In response to announced customer production rate increases, we are evaluating various plans to relieve capacity constraints. We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Capital expenditures for the six months ended June 30, 2016 totaled $104.7 million, as compared to $115.4 million for the same period in 2015. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, borrowings available under our revolving credit facility and proceeds from asset sales, if any.

On January 27, 2016, our Board of Directors authorized a new share repurchase program for the purchase of up to $600.0 million of the Company's common stock. Repurchases may be made intermittently through December 31, 2017. During the six months ended June 30, 2016, we repurchased 6,890,445 shares of our class A common stock for $317.6 million, which included the purchase of 1,000,000 shares of our class A common stock for $50.0 million under a prior share repurchase program.

Pension and Other Post Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at June 30, 2016 and we anticipate non-cash pension income for 2016 to remain at or near the same level as 2015. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 13, Pension and Other Post-Retirement Benefits, for more information on the Company's pension plans.

Debt and Other Financing Arrangements

On June 6, 2016, Spirit and the Company entered into the senior unsecured Amended and Restated Credit Agreement, among Spirit, as borrower, the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein (the "A&R Credit Agreement"). The A&R Credit Agreement refinances and replaces the Credit Agreement, dated as of April 18, 2012, as amended by Amendment No. 1, dated as of October 26, 2012, Amendment No. 2, dated as of August 2, 2013, Amendment No. 3, dated as of March 18, 2014, Amendment No. 4, dated as of June 3, 2014 and Amendment No. 5 dated as of March 18, 2015 (the “Prior Credit Agreement”). Certain terms of the A&R Credit Agreement were available to Spirit based on increases to Spirit's senior unsecured debt rating provided by Standard & Poor’s Financial Services LLC (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”). The A&R Credit Agreement provides for a $650.0 million revolving credit facility (the “Revolver”) and a $500.0 million term loan A facility (the “Term Loan”). Each of the Revolver and the Term Loan has a maturity date of June 4, 2021, and each bears interest, at Spirit’s option, at either LIBOR plus 1.5% or a defined “base rate” plus 0.50%, subject to adjustment to amounts between and including LIBOR plus 1.125% and LIBOR plus 2.0% (or amounts between and including base rate plus 0.125% and base rate plus 1.0%, as applicable) based on changes to Spirit’s senior unsecured debt rating provided by S&P and/or Moody’s. The principal obligations under the Term Loan are to be repaid in equal quarterly installments of $6.25 million, with the remaining balance due at maturity of the Term Loan. The A&R Credit Agreement removes many of the prepayment requirements contained in the Prior Credit Agreement. The covenant structure was amended and provides the Company with some additional flexibility with respect to certain activities which were previously restricted by affirmative and negative covenants, though the A&R Credit Agreement does continue to contain customary affirmative and negative covenants available to investment grade companies, including certain financial covenants that are tested on a quarterly basis. The A&R Credit Agreement contains an accordion feature that provides Spirit with the option to increase the Revolver commitments and/or institute one or more additional term loans by an amount not to exceed $500.0 million in the aggregate, subject to the satisfaction of certain conditions and the participation of the lenders. Spirit used the proceeds of the Term Loan, along with cash on hand, to pay off the outstanding amounts under the term loan A under the Prior Credit Agreement and to pay a portion of the fees and expenses payable in connection with the A&R Credit Agreement.

As of June 30, 2016, the outstanding balance of the Term Loan was $500.0 million and the carrying value was $497.4 million. As a result of extinguishment and modification of the term loan A and the Revolver under the Prior Credit Agreement during the second quarter of 2016, the Company recognized a loss on extinguishment of debt of $1.4 million including third party fees of $0.4 million, all of which is reflected within amortization of deferred financing fees on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016. As a result of extinguishment of a term loan B under the Prior Credit Agreement during the first quarter of 2015, the Company recognized a loss on extinguishment of debt of $3.6 million. Of this total charge, $3.1 million is reflected within amortization of deferred financing fees and $0.5 million is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the six months ended July 2, 2015.

Senior Notes.  In November 2010, the Company issued $300.0 million in aggregate principal amount of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes were fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guaranteed Spirit’s obligations under the Prior Credit Agreement. As more fully described below, as of July 1, 2016, the 2020 Notes are no longer outstanding.

In March 2014, the Company issued $300.0 million in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries, if any, that may guarantee Spirit's obligations under a senior credit facility. The carrying value of the 2022 Notes was $293.3 million as of June 30, 2016.

On May 24, 2016 the Company commenced an offer to purchase for cash any and all of the $300.0 million outstanding principal amount of its 2020 Notes (the “Tender Offer”). Under the terms of the Tender Offer, Holders of 2020 Notes who validly tendered their notes at or prior to May 31, 2016 would receive $1,037.25 per $1,000.0 principal amount of the 2020 Notes tendered.

On June 1, 2016, in order to fund the Tender Offer or otherwise acquire, redeem or repurchase the 2020 Notes, the Company issued $300.0 million in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the "2026 Notes") with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. The indenture governing the 2026 Notes (the “2026 Notes Indenture”) requires that the 2026 Notes be guaranteed by the Company and each of Spirit’s existing and future domestic subsidiaries, if any, that may guarantee Spirit’s obligations under a senior credit facility. In addition, the 2026 Notes Indenture contains covenants that limit Spirit’s, the Company’s and certain of Spirit’s subsidiaries’ ability to create liens without granting equal and ratable liens to the holders of the 2026 Notes or to enter into sale and leaseback transactions. These covenants are subject to a number of qualifications and limitations. The 2026 Notes Indenture also provides for customary events of default. The carrying value of the 2026 Notes was $297.3 million as of June 30, 2016.

On June 1, 2016, Spirit repurchased $213.6 million aggregate principal amount of its 2020 Notes pursuant to the Tender Offer. Tender fees related to the early extinguishment of the 2020 Notes were $8.0 million, which are included within debt issuance cost on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016.

In addition, on June 1, 2016, Spirit called for redemption the remaining $86.4 million aggregate principal amount of 2020 Notes outstanding following completion of the Tender Offer. This amount was recorded as Restricted Cash on the Balance Sheet for the period ended June 30, 2016. The redemption price of the 2020 Notes was 103.375% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date of July 1, 2016. Following the redemption on July 1, 2016, none of the 2020 Notes remain outstanding.

As a result of the extinguishment of the 2020 Notes, the Company recognized a loss on extinguishment of the 2020 Notes of $11.5 million all of which is reflected within amortization of deferred financing fees on the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016. The carrying value of the 2020 Notes was $86.4 million as of June 30, 2016.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement, which advance payments are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing which suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015 and any repayments which otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1,001 through 1,120. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of June 30, 2016, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $467.7 million.

Advances on the A350 Fuselage Program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012. The advance payments are offset against the recurring price of A350 XWB shipsets invoiced by Spirit, at a rate of $1.25 million per shipset. As of June 30, 2016, the amount of advance payments received and not yet repaid was approximately $147.5 million.

Credit Ratings

The Company's credit rating at June 30, 2016 was BBB- by S&P and Baa3 by Moody's.

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

•	customer cancellations or deferrals as a result of global economic uncertainty;

•	the effect of economic conditions in the industries and markets in which we operate in the U.S. and globally and any changes therein, including fluctuations in foreign currency exchange rates;

•	the success and timely execution of key milestones such as receipt of necessary regulatory approvals and customer adherence to their announced schedules;

•	our ability to successfully negotiate future pricing under our supply agreements with Boeing and our other customers;

•	our ability to enter into profitable supply arrangements with additional customers;

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

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K, our Q1 2016 Form 10-Q and this Quarterly Report on Form 10-Q for a more complete discussion of these and other factors that may affect our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls as of June 30, 2016 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Security and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2015 Form 10-K is included in Note 18, Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2015 Form 10-K, which could materially affect our business, financial condition or results of operations. There have been no material changes to the Company’s risk factors previously disclosed in our 2015 Form 10-K, as updated in our Q1 2016 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended June 30, 2016.

The following table provides information about our repurchases during the three months ended June 30, 2016 of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

April 1, 2016 - May 5, 2016	50,549	$45.9731	50,549	$482.1
May 6, 2016 - June2, 2016	3,225,380	$46.5112	3,225,380	$332.0
June 3, 2016 - June 30, 2016	—	—	—	$332.0
Total	3,275,929	$46.5029	3,275,929	$332.0

(1)
Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, May 5, 2016 was the last day of our April 2016 fiscal month.

(2)
On January 27, 2016, the Company announced that our Board of Directors authorized a new share repurchase program for the purchase of up to $600.0 million of our common stock. Repurchases may be made under the program intermittently through December 31, 2017.

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit

10.1*†	Executive Compensation Letter between Spirit AeroSystems, Inc. and Samantha Marnick, dated June 1, 2016.

10.2*
Amended and Restated Credit Agreement, dated as of June 6, 2014, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., the other guarantors party thereto, Bank of America, N.A. and the other agents and lenders party thereto.

10.3*†	Retirement and Consulting Agreement and General Release, dated as of June 7, 2016, by and among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and Larry A. Lawson.

10.4*††	Amendment No. 21 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of May 9, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS@*	XBRL Instance Document.

101.SCH@*	XBRL Taxonomy Extension Schema Document.

101.CAL@*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF@*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB@*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE@*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

†	Indicates management contract or compensation plan or arrangement

††	Indicates that portions of the exhibit have been omitted and separately filed with Securities and Exchange Commission pursuant to a request for confidential treatment

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Sanjay Kapoor	Executive Vice President and Chief Financial	August 5, 2016
Sanjay Kapoor	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Mark J. Suchinski	Vice President and Corporate Controller (Principal Accounting Officer)	August 5, 2016
Mark J. Suchinski