Form 10-Q
period 2016-09-29
Spirit AeroSystems Holdings, Inc.
filed 2016-11-03
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2016

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

As of October 27, 2016, the registrant had outstanding 121,651,382 shares of class A common stock, $0.01 par value per share, and 0 shares of class B common stock, $0.01 par value per share.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2016	October 1, 2015	September 29, 2016	October 1, 2015
	($ in millions, except per share data)
Net revenues	$1,711.4	$1,593.6	$5,222.9	$5,034.5
Operating costs and expenses
Cost of sales	1,439.4	1,341.0	4,470.4	4,197.2
Selling, general and administrative	52.2	54.5	172.4	159.9
Research and development	5.4	6.5	15.9	20.2
Total operating costs and expenses	1,497.0	1,402.0	4,658.7	4,377.3
Operating income	214.4	191.6	564.2	657.2
Interest expense and financing fee amortization	(12.2)	(11.7)	(47.5)	(41.7)
Other expense, net	(0.3)	(2.5)	(8.7)	(0.8)
Income before income taxes and equity in net income of affiliate	201.9	177.4	508.0	614.7
Income tax (provision) benefit	(57.3)	135.9	(147.8)	34.8
Income before equity in net income of affiliate	144.6	313.3	360.2	649.5
Equity in net income of affiliate	0.5	0.3	1.3	0.9
Net income	$145.1	$313.6	$361.5	$650.4
Earnings per share
Basic	$1.16	$2.25	$2.82	$4.67
Diluted	$1.16	$2.24	$2.80	$4.64

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2016	October 1, 2015	September 29, 2016	October 1, 2015
	($ in millions)
Net income	$145.1	$313.6	$361.5	$650.4
Changes in other comprehensive loss, net of tax:
Settlement of swap, net of tax effect of zero for each of the three and nine months ended, respectively	—	—	—	1.1
Pension, SERP, and Retiree medical adjustments, net of tax effect of ($0.2) and zero for the three months ended and ($0.6) and zero for the nine months ended, respectively	0.4	(0.6)	1.4	(2.5)
Unrealized foreign exchange loss on intercompany loan, net of tax effect of $0.3 and $0.4 for the three months ended and $1.4 and $0.4 for the nine months ended, respectively	(1.1)	(1.5)	(5.5)	(1.4)
Foreign currency translation adjustments	(7.8)	(9.3)	(38.8)	(8.2)
Total other comprehensive loss	(8.5)	(11.4)	(42.9)	(11.0)
Total comprehensive income	$136.6	$302.2	$318.6	$639.4

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

	September 29, 2016	December 31, 2015
	($ in millions)
Current assets
Cash and cash equivalents	$670.4	$957.3
Accounts receivable, net	748.6	537.0
Inventory, net	1,488.1	1,774.4
Other current assets	25.1	30.4
Total current assets	2,932.2	3,299.1
Property, plant and equipment, net	1,934.7	1,950.7
Pension assets	256.1	246.9
Other assets	238.2	267.8
Total assets	$5,361.2	$5,764.5
Current liabilities
Accounts payable	$591.8	$618.2
Accrued expenses	227.0	230.2
Profit sharing	64.0	61.6
Current portion of long-term debt	34.2	34.9
Advance payments, short-term	201.4	178.3
Deferred revenue and other deferred credits, short-term	311.5	285.5
Deferred grant income liability - current	13.8	11.9
Other current liabilities	84.6	37.7
Total current liabilities	1,528.3	1,458.3
Long-term debt	1,071.1	1,085.3
Advance payments, long-term	382.5	507.4
Pension/OPEB obligation	71.6	67.7
Deferred revenue and other deferred credits	167.3	170.0
Deferred grant income liability - non-current	68.5	82.3
Other liabilities	262.6	273.5
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 121,660,191 and 135,617,589 shares issued and outstanding, respectively	1.2	1.4
Common stock, Class B par value $0.01, 150,000,000 shares authorized, 121 shares issued and outstanding each period, respectively	—	—
Additional paid-in capital	1,072.1	1,051.6
Accumulated other comprehensive loss	(203.4)	(160.5)
Retained earnings	2,017.7	1,656.2
Treasury stock, at cost (23,936,092 and 9,691,865 shares, respectively)	(1,078.8)	(429.2)
Total shareholders’ equity	1,808.8	2,119.5
Noncontrolling interest	0.5	0.5
Total equity	1,809.3	2,120.0
Total liabilities and equity	$5,361.2	$5,764.5
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 29, 2016	October 1, 2015
	($ in millions)
Operating activities
Net income	$361.5	$650.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	149.1	133.4
Amortization expense	0.2	0.6
Amortization of deferred financing fees	18.5	6.0
Accretion of customer supply agreement	3.5	1.6
Employee stock compensation expense	35.7	19.0
Excess tax benefit of share-based payment arrangements	0.1	(10.7)
Loss from hedge contracts	—	1.6
Loss from foreign currency transactions	15.9	6.3
(Gain) loss on disposition of assets	(0.5)	3.0
Deferred taxes	34.7	(200.7)
Pension and other post-retirement benefits, net	(5.0)	(19.7)
Grant liability amortization	(8.6)	(7.5)
Equity in net income of affiliate	(1.3)	(0.9)
Changes in assets and liabilities
Accounts receivable	(220.8)	24.4
Inventory, net	257.3	(53.9)
Accounts payable and accrued liabilities	(18.6)	11.2
Profit sharing/deferred compensation	2.8	(48.8)
Advance payments	(101.8)	(75.0)
Income taxes receivable/payable	1.3	179.6
Deferred revenue and other deferred credits	26.0	290.3
Other	24.4	59.2
Net cash provided by operating activities	574.4	969.4
Investing activities
Purchase of property, plant and equipment	(156.8)	(216.5)
Proceeds from sale of assets	0.6	1.8
Net cash used in investing activities	(156.2)	(214.7)
Financing activities
Proceeds from issuance of debt	—	535.0
Proceeds from issuance of bonds	299.8	—
Principal payments of debt	(16.7)	(29.2)
Payments on term loan	—	(534.9)
Payments on bonds	(300.0)	—
Taxes paid related to net share settlement awards	(15.2)	(20.7)
Excess tax benefit of share-based payment arrangements	(0.1)	10.7
Debt issuance and financing costs	(17.2)	(4.7)
Purchase of treasury stock	(649.6)	(45.9)
Net cash used in financing activities	(699.0)	(89.7)
Effect of exchange rate changes on cash and cash equivalents	(6.1)	(0.2)
Net (decrease) increase in cash and cash equivalents for the period	(286.9)	664.8
Cash and cash equivalents, beginning of period	957.3	377.9
Cash and cash equivalents, end of period	$670.4	$1,042.7
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

1.  Organization and Basis of Interim Presentation

Spirit AeroSystems Holdings, Inc. ("Holdings" or the "Company") was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of Boeing's operations in Wichita, Kansas; Tulsa, Oklahoma; and McAlester, Oklahoma (the "Boeing Acquisition") by an investor group led by Onex Partners LP and Onex Corporation (together with its affiliates, "Onex"). In August 2014, Onex sold its remaining investment in the Company in a secondary offering of the Company's class A common stock. Holdings provides manufacturing and design expertise in a wide range of fuselage, propulsion and wing products and services for aircraft original equipment manufacturers ("OEM") and operators through its subsidiary, Spirit AeroSystems, Inc. ("Spirit"). The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; and Subang, Malaysia. The Company has an assembly facility in Saint-Nazaire, France.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of operations for the interim periods. The results of operations for the nine months ended September 29, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2016 presentation.

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

2.  New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on eight specific cash flow classification issues. Current GAAP does not include specific guidance on these eight cash flow classification issues. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Company's consolidated financial statements.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

In May 2016, the FASB issued ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update)") (ASU 2016-11), which rescinds various standards codified as part of Topic 605, Revenue Recognition in relation to the future adoption of Topic 606. These rescissions include changes to topics pertaining to revenue and expense recognition for freight services in process, accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. This guidance is effective for the Company in its first quarter of fiscal 2018 and early adoption as permitted. The Company is currently evaluating the guidance and impact the adoption of ASU 2016-11 will have on its consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company elected to early adopt these amendments beginning in the second quarter of 2016. Beginning in that quarter, excess tax benefits or deficiencies in respect of stock-based compensation were reflected in the Consolidated Statements of Operations as a component of the income tax provision. Previously, they were recognized in equity as part of additional paid-in-capital. Also, beginning in that quarter, the Company's Consolidated Statement of Cash Flows presents excess tax benefits or deficiencies as an operating activity. Accordingly, the Consolidated Statement of Cash Flows for the nine months ended September 29, 2016 includes a $4.4 increase to net cash provided by operating activities. The Company has also elected to account for forfeitures using an expected estimate rather than recording forfeitures as they occur as permitted by ASU 2016-09. See Note 15, Income Taxes, for information regarding the additional impact on the Company's financial statements.

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

	For the Three Months Ended		For the Nine Months Ended
Changes in Estimates	September 29, 2016	October 1, 2015	September 29, 2016	October 1, 2015
Cumulative Catch-up Adjustment by Segment
Fuselage	$(1.9)	$7.8	$15.1	$15.4
Propulsion	(1.6)	8.4	(1.8)	19.8
Wing	(0.8)	2.8	18.7	1.2
Total Favorable (Unfavorable) Cumulative Catch-up Adjustment	$(4.3)	$19.0	$32.0	$36.4

Changes in Estimates on Loss Programs (Forward Loss)
Fuselage
Boeing - All other platforms	$(1.6)	$—	$2.4	$6.4
Airbus A350 XWB	—	—	(135.7)	—
Other Platforms	—	—	0.3	—
Total Fuselage (Forward Loss) Change in Estimate on Loss Programs	$(1.6)	$—	$(133.0)	$6.4
Propulsion
Boeing - All other platforms	$(0.5)	$—	$2.6	$(1.3)
Rolls-Royce BR725	—	—	3.4	—
Total Propulsion (Forward Loss) Change in Estimate on Loss Programs	$(0.5)	$—	$6.0	$(1.3)
Wing
Boeing - All other platforms	$(0.6)	$—	$3.6	$—
Airbus A350 XWB	1.5	—	1.5	—
Total Wing Change in Estimate on Loss Programs	$0.9	$—	$5.1	$—
Total (Forward Loss) Change in Estimate on Loss Programs	$(1.2)	$—	$(121.9)	$5.1

Total Change in Estimate	$(5.5)	$19.0	$(89.9)	$41.5
EPS Impact (diluted per share based upon statutory rates)	$(0.03)	$0.09	$(0.44)	$0.19

Airbus A350 XWB

During the second quarter of 2016, Spirit signed a memorandum of agreement with Airbus (the "Airbus 2016 MOA") which, in part, materially reset the pricing for 800 units on the A350 XWB Fuselage and Wing requirements contracts. The Airbus 2016 MOA was negotiated to economically compensate Spirit for significant engineering changes to aircraft design. The new pricing provided the Company with a higher degree of certainty of revenue that will be realized over the 800 unit contracts. Further, the Company analyzed A350 XWB market demand using third party publications as well as Airbus firm orders which indicated that the sustained demand for the A350 XWB program was in excess of 800 units. The Company determined that due to the higher degree of precision of the A350 XWB revenue along with the strong, sustained market demand, it was appropriate to extend the accounting block quantity to 800 units in the second quarter of 2016. The contract block quantity change was made in accordance with applicable accounting guidance as well as the Company’s accounting policies and past practices. As a result of the Airbus 2016 MOA, the Company updated its estimated revenues that will be realized over the 800 unit A350 XWB Fuselage and Wing

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

contract accounting blocks.

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

For the nine months ended September 29, 2016, the changes in revenue and cost estimates during the second quarter of 2016 (as described above) resulted in a net forward loss charge of $135.7 and a net $8.2 favorable cumulative catch-up adjustment on the A350 XWB program. The Company could record additional forward loss charges if there are further changes to revenue and cost estimates and/or if risks are not mitigated.

4.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	September 29, 2016	December 31, 2015
Trade receivables	$720.1	$524.3
Other	33.7	18.8
Less: allowance for doubtful accounts	(5.2)	(6.1)
Accounts receivable, net	$748.6	$537.0

Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned for which the recovery will occur over the term of the contract, which could exceed one year.

5.  Inventory

Inventories are summarized as follows:

	September 29, 2016	December 31, 2015
Raw materials	$266.6	$253.8
Work-in-process	736.9	854.4
Finished goods	35.2	65.7
Product inventory	1,038.7	1,173.9
Capitalized pre-production	109.8	167.8
Deferred production	747.6	1,315.4
Forward loss provision	(408.0)	(882.7)
Total inventory, net	$1,488.1	$1,774.4

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

Inventories for contract blocks that have not closed are summarized by platform and costs below:

	September 29, 2016
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision	Total Inventory, net September 29, 2016
Boeing - All platforms	691.7	28.0	4.9	(37.2)	(19.1)	668.3
A350 XWB	158.2	33.2	86.6	678.0	(247.8)	708.2
Airbus - All other platforms	92.3	—	—	(9.8)	—	82.5
Rolls-Royce BR725(1)	13.7	—	18.3	108.9	(140.9)	—
Other platforms	16.2	5.4	—	7.7	(0.2)	29.1
Total	$972.1	$66.6	$109.8	$747.6	$(408.0)	$1,488.1

	December 31, 2015
	Product Inventory
	Inventory	Non-Recurring	Capitalized Pre- Production	Deferred Production	Forward Loss Provision	Total Inventory, net December 31, 2015
Boeing - All platforms(2)	714.6	32.8	47.7	525.7	(634.8)	686.0
A350 XWB	148.7	35.3	94.2	679.4	(113.8)	843.8
Airbus - All other platforms	90.8	—	—	9.2	—	100.0
Rolls-Royce BR725(1)	12.5	—	25.9	95.7	(134.1)	—
Other platforms	134.3	4.9	—	5.4	—	144.6
Total	$1,100.9	$73.0	$167.8	$1,315.4	$(882.7)	$1,774.4

(1)
Forward loss charges recorded in prior periods on the Rolls-Royce BR725 program exceeded the total inventory balance. The excess of the charge over program inventory is classified as a contract liability and reported in other current liabilities on the Condensed Consolidated Balance Sheet.  The total contract liability was $1.9 and $12.2 as of September 29, 2016 and December 31, 2015, respectively.

(2)
Includes $558.5 and ($606.0) of Deferred Production and Forward Loss Provision, respectively, on the B787 program as of December 31, 2015. The first contract block on the B787 program was closed as of September 29, 2016.

Significant amortization of capitalized pre-production and deferred production inventory has occurred over the following contract block deliveries and will continue to occur over the following contract blocks:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Model	Current Block Deliveries	Contract Block Quantity	Orders(1)
A350 XWB	114	800	769
Rolls-Royce BR725	238	350	320

(1)
Order amount for Airbus obtained from the published firm-order backlog and exclude Airbus delivered units. For Rolls-Royce BR725, orders represent purchase orders received from OEMs and are not reflective of OEM sales backlog.

6.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	September 29, 2016	December 31, 2015
Land	$15.0	$16.5
Buildings (including improvements)	629.1	585.4
Machinery and equipment	1,314.5	1,210.6
Tooling	972.7	927.2
Capitalized software	239.7	219.7
Construction-in-progress	185.5	278.6
Total	3,356.5	3,238.0
Less: accumulated depreciation	(1,421.8)	(1,287.3)
Property, plant and equipment, net	$1,934.7	$1,950.7

Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $31.2 and $33.6 for the three months ended September 29, 2016 and October 1, 2015, respectively, and $85.5 and $96.6 for the nine months ended September 29, 2016 and October 1, 2015, respectively.

The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $4.5 and $4.2 for the three months ended September 29, 2016 and October 1, 2015, respectively, and $13.4 and $12.7 for the nine months ended September 29, 2016 and October 1, 2015, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluated its long-lived assets at its locations and determined no impairment was necessary for the period ended September 29, 2016.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

7.  Other Assets

Other assets are summarized as follows:

	September 29, 2016	December 31, 2015
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Total intangible assets	8.2	8.2
Less: Accumulated amortization - patents	(1.7)	(1.6)
Accumulated amortization - favorable leasehold interest	(4.1)	(3.8)
Intangible assets, net	2.4	2.8
Deferred financing
Deferred financing costs	38.5	36.8
Less: Accumulated amortization - deferred financing costs	(31.8)	(30.3)
Deferred financing costs, net (1)	6.7	6.5
Other
Goodwill - Europe	2.4	2.7
Equity in net assets of affiliates	4.5	3.2
Supply agreements(2)	19.6	29.3
Restricted Cash - collateral requirements	19.9	19.9
Deferred Tax Asset - non-current	133.2	162.8
Other	49.5	40.6
Total	$238.2	$267.8

(1)
In accordance with ASU 2015-03, includes a retrospective reclassification for the period ended December 31, 2015 of $13.0 net deferred financing costs to a direct deduction from the carrying amount of the related debt liability, See Note 12, "Debt" for further detail.

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

Advance payments and deferred revenue/credits are summarized by platform as follows:

	September 29, 2016	December 31, 2015
B787	$867.4	$909.3
Boeing - All other platforms	17.6	13.8
A350 XWB	145.1	183.5
Airbus — All other platforms	2.5	4.0
Other	30.1	30.6
Total advance payments and deferred revenue/credits	$1,062.7	$1,141.2

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

Deferred grant income liability, net consists of the following:

Balance, December 31, 2015	$94.2
Grant liability amortized	(8.6)
Exchange rate	(3.3)
Total deferred grant income liability, September 29, 2016	$82.3

The assets related to the deferred grant income consist of the following:

Balance, December 31, 2015	$106.6
Amortization	(3.7)
Exchange rate	(3.3)
Total asset value related to deferred grant income, September 29, 2016	$99.6

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

At September 29, 2016, the Company did not hold any cash within money market funds.

The Company’s long-term debt includes a senior unsecured term loan, senior unsecured notes and the Malaysian term loan.  The estimated fair value of the Company's debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	September 29, 2016			December 31, 2015
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior unsecured term loan A (including current portion)	$497.5	$494.4	(2)	$505.8	$501.6	(2)
Senior unsecured notes due 2020	—	—	(1)	296.3	310.5	(1)
Senior unsecured notes due 2022	293.5	308.6	(1)	292.7	304.8	(1)
Senior unsecured notes due 2026	296.9	309.7	(1)	—	—	(1)
Malaysian loan	1.7	1.5	(2)	3.2	2.8	(2)
Total	$1,089.6	$1,114.2		$1,098.0	$1,119.7

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

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

As of September 29, 2016 and December 31, 2015, the Company had no outstanding interest rate swap agreements.

12.  Debt

Total debt shown on the balance sheet is comprised of the following:

	September 29, 2016		December 31, 2015
	Current	Noncurrent	Current(1)	Noncurrent(1)
Senior unsecured term loan A	$24.9	$472.6	$26.1	$479.7
Senior notes due 2020	—	—	—	296.3
Senior notes due 2022	—	293.5	—	292.7
Senior notes due 2026	—	296.9	—	—
Malaysian term loan	1.7	—	2.1	1.1
Present value of capital lease obligations	0.6	8.1	0.6	8.5
Other	7.0	—	6.1	7.0
Total	$34.2	$1,071.1	$34.9	$1,085.3

(1)
In connection with the Company's adoption of ASU No. 2015-03 relating to the presentation of debt issuance costs, debt balances at December 31, 2015 include unamortized debt issuance costs of $13.0. These unamortized debt issuance costs were previously included in other long-term assets in the Company's Condensed Consolidated Balance Sheet at December 31, 2015.

Senior Unsecured Credit Facilities

On June 6, 2016, Spirit and the Company entered into the senior unsecured Amended and Restated Credit Agreement, among Spirit, as borrower, the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein (the "A&R Credit Agreement"). The A&R Credit Agreement refinanced and replaced the Credit Agreement, dated as of April 18, 2012, as amended by Amendment No. 1, dated as of October 26, 2012, Amendment No. 2, dated as of August 2, 2013, Amendment No. 3, dated as of March 18, 2014, Amendment No. 4, dated as of June 3, 2014 and Amendment No. 5 dated as of March 18, 2015 (the “Prior Credit Agreement”). Certain terms of the A&R Credit Agreement were available to

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Spirit based on increases to Spirit's senior unsecured debt rating provided by Standard & Poor’s Financial Services LLC (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”). The A&R Credit Agreement provides for a $650.0 revolving credit facility (the “Revolver”) and a $500.0 term loan A facility (the “Term Loan”). Each of the Revolver and the Term Loan has a maturity date of June 4, 2021, and each bears interest, at Spirit’s option, at either LIBOR plus 1.5% or a defined “base rate” plus 0.50%, subject to adjustment to amounts between and including LIBOR plus 1.125% and LIBOR plus 2.0% (or amounts between and including base rate plus 0.125% and base rate plus 1.0%, as applicable) based on changes to Spirit’s senior unsecured debt rating provided by S&P and/or Moody’s. The principal obligations under the Term Loan are to be repaid in equal quarterly installments of $6.25, with the remaining balance due at maturity of the Term Loan. The A&R Credit Agreement removes many of the prepayment requirements contained in the Prior Credit Agreement. The covenant structure was amended and provides the Company with some additional flexibility with respect to certain activities which were previously restricted by affirmative and negative covenants, though the A&R Credit Agreement does continue to contain customary affirmative and negative covenants available to investment grade companies, including certain financial covenants that are tested on a quarterly basis. The A&R Credit Agreement contains an accordion feature that provides Spirit with the option to increase the Revolver commitments and/or institute one or more additional term loans by an amount not to exceed $500.0 in the aggregate, subject to the satisfaction of certain conditions and the participation of the lenders. Spirit used the proceeds of the Term Loan, along with cash on hand, to pay off the outstanding amounts under the term loan A under the Prior Credit Agreement and to pay a portion of the fees and expenses payable in connection with the A&R Credit Agreement.

As of September 29, 2016, the outstanding balance of the Term Loan was $500.0 and the carrying value was $497.5. As a result of extinguishment and modification of the term loan A and the revolver under the Prior Credit Agreement which occurred during the second quarter of 2016, the Company recognized a loss on extinguishment of debt of $1.4 including third party fees of $0.4, all of which is reflected within amortization of deferred financing fees on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 29, 2016. As a result of extinguishment of a term loan B under the Prior Credit Agreement during the first quarter of 2015, the Company recognized a loss on extinguishment of debt of $3.6. Of this total charge, $3.1 is reflected within amortization of deferred financing fees and $0.5 is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the nine months ended October 1, 2015.

 Senior Notes

In November 2010, the Company issued $300.0 in aggregate principal amount of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes were fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guaranteed Spirit’s obligations under the Prior Credit Agreement. As more fully described below, as of July 1, 2016, the 2020 Notes were no longer outstanding.

In March 2014, the Company issued $300.0 in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries, if any, that may guarantee Spirit's obligations under a senior credit facility. The carrying value of the 2022 Notes was $293.5 as of September 29, 2016.

On May 24, 2016 the Company commenced an offer to purchase for cash any and all of the $300.0 outstanding principal amount of its 2020 Notes (the “Tender Offer”). Under the terms of the Tender Offer, holders of 2020 Notes who validly tendered their notes at or prior to May 31, 2016 would receive, in whole dollars, $1,037.25 per $1,000 principal amount of the 2020 Notes tendered.

On June 1, 2016, in order to fund the Tender Offer or otherwise acquire, redeem or repurchase the 2020 Notes, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the "2026 Notes") with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. The indenture governing the 2026 Notes (the “2026 Notes Indenture”) requires that the 2026 Notes be guaranteed by the Company and each of Spirit’s existing and future domestic subsidiaries, if any, that may guarantee Spirit’s obligations under a senior credit facility. In addition, the 2026 Notes Indenture contains covenants that limit Spirit’s, the Company’s and certain of Spirit’s subsidiaries’ ability to create liens without granting equal and ratable liens to the holders of the 2026 Notes or to enter into sale and leaseback transactions. These covenants are subject to a number of qualifications and limitations. The 2026 Notes Indenture also provides for customary events of default. The carrying value of the 2026 Notes was $296.9 as of September 29, 2016.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

On June 1, 2016, Spirit repurchased $213.6 aggregate principal amount of its 2020 Notes pursuant to the Tender Offer. Tender fees related to the early extinguishment of the 2020 Notes were $8.0, which are included within debt issuance cost on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 29, 2016.

In addition, on June 1, 2016, Spirit called for redemption of the remaining $86.4 aggregate principal amount of 2020 Notes outstanding following completion of the Tender Offer. The redemption price of the 2020 Notes was 103.375% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date of July 1, 2016. Following the redemption on July 1, 2016, none of the 2020 Notes remained outstanding.

As a result of the extinguishment of the 2020 Notes, the Company recognized a loss on extinguishment of the 2020 Notes of $11.5, all of which is reflected within amortization of deferred financing fees on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 29, 2016.

13. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Nine Months Ended
Components of Net Periodic Pension Expense/(Income)	September 29, 2016	October 1, 2015	September 29, 2016	October 1, 2015
Service cost	$0.2	$0.2	$0.8	$0.7
Interest cost	11.4	12.0	34.5	35.8
Expected return on plan assets	(19.7)	(20.7)	(59.0)	(62.2)
Amortization of net loss	1.6	0.8	4.0	2.7
Special termination benefits(1)	—	—	10.9	—
Net periodic pension income	$(6.5)	$(7.7)	$(8.8)	$(23.0)

(1)	Special termination benefits related to early retirement incentives offered as part of a voluntary retirement plan in the first quarter of 2016.

	Other Benefits
	For the Three Months Ended		For the Nine Months Ended
Components of Other Benefit Expense	September 29, 2016	October 1, 2015	September 29, 2016	October 1, 2015
Service cost	$0.5	$0.6	$1.4	$1.7
Interest cost	0.5	0.5	1.6	1.6
Amortization of prior service cost	(0.2)	—	(0.7)	—
Special termination benefits(1)	—	—	3.1	—
Net periodic other benefit expense	$0.8	$1.1	$5.4	$3.3

(1)	Special termination benefits related to early retirement incentives offered as part of a voluntary retirement plan in the first quarter of 2016.

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

•	75% of the LTIA is service-based restricted stock that will vest in equal installments over a three-year period.

•	25% of the LTIA is market-based restricted stock that will vest on the three-year anniversary of the grant date contingent upon total shareholder return ("TSR") compared to the Company’s peers.

For the three months ended September 29, 2016 the Company recognized a net total of $6.3 of stock compensation expense, which is net of stock forfeitures and includes expense for the Prior Plans and the LTIA under the Omnibus Plan. For the three months ended October 1, 2015, the Company recognized $7.0 of stock compensation expense, net of forfeitures. The entire stock compensation expense of $6.3 and $7.0, for the three months ended September 29, 2016 and October 1, 2015, respectively, was recorded as selling, general and administrative.

For the nine months ended September 29, 2016 the Company recognized a net total of $35.2 of stock compensation expense, which is net of stock forfeitures and includes expense for the Prior Plans and the LTIA under the Omnibus Plan. For the nine months ended October 1, 2015, the Company recognized $19.0 of stock compensation expense, net of forfeitures. The entire stock compensation expense of $35.2 and $19.0, for the nine months ended September 29, 2016 and October 1, 2015, respectively, was recorded as selling, general and administrative. The increase in stock compensation expense during the nine months ended September 29, 2016 was primarily due to executive retirements during the second quarter of 2016.

During the three months ended September 29, 2016, 4,575 shares of class A common stock with an aggregate grant date fair value of $0.2 were granted under the service-based portion of the Company's LTIA. Additionally, 12,839 shares of class A common stock with an aggregate grant date fair value of $0.4 awarded under the Company's LTIP vested during the three months ended September 29, 2016.

For the nine months ended September 29, 2016, 623,620 shares of class A common stock with an aggregate grant date fair value of $27.4 were granted under the service-based portion of the Company's LTIA. In addition, 206,132 shares of class A common stock with an aggregate grant date fair value of $10.9 were granted under the market-based portion of the Company's LTIA. Additionally, 502,909 shares of class A common stock with an aggregate grant date fair value of $14.9 awarded under the Company's LTIP vested during the nine months ended September 29, 2016.

15. Income Taxes

The process for calculating the Company's income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax asset at September 29, 2016 and December 31, 2015 was $118.4 and $149.7, respectively. The difference is primarily due to the utilization of deductible temporary differences within the calculation of taxable income across jurisdictions.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

In general, the Company records income tax expense each quarter based on its best estimate as to the full year’s effective tax rate. Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises. Events or items that may give rise to discrete recognition include excess tax benefits in respect to share-based compensation, finalizing amounts in income tax returns filed, finalizing audit examinations for open tax years and expiration of statutes of limitations and changes in tax law.

The 29.1% effective tax rate for the nine months ended September 29, 2016 differs from the (5.7%) effective tax rate for the same period of 2015 primarily due to U.S. net deferred tax asset valuation allowance decrease in 2015 and by the inclusion of the tax effects of excess tax benefits in respect of share-based compensation in the income tax provision.

As a result of the early adoption of ASU 2016-09, during the nine months ended September 29, 2016, excess tax benefits in respect of share-based compensation of $4.4 were reflected in the Consolidated Statements of Income as a component of the income tax provision and the Consolidated Statement of Cash Flows included a $4.4 increase to net cash provided by operating activities. Accounting guidance requires that this item is treated as a discrete adjustment to the Company's tax rate, which is reflected in the 29.1% effective tax rate for the nine months ended September 29, 2016.

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

 Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of the Company’s outstanding common stock are entitled to any dividend declared by the Board of Directors out of funds legally available for this purpose. The Company did not pay any cash dividends in the three months ended September 29, 2016. On November 1, 2016 the Company announced a $0.10 per share cash dividend on the outstanding common stock of the Company payable January 9, 2017 to shareholders of record at the close of business on December 19, 2016. The Company's future dividend policy will depend on the requirements of financing agreements to which the Company may be a party. Any future determination to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of shareholders' equity. As of September 29, 2016, no treasury shares have been reissued or retired.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	September 29, 2016			October 1, 2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$144.9	124.4	$1.16	$313.3	139.3	$2.25
Income allocated to participating securities	0.2	0.1		0.3	0.1
Net income	$145.1			$313.6

Diluted potential common shares		0.8			0.8
Diluted EPS
Net income	$145.1	125.3	$1.16	$313.6	140.2	$2.24

	For the Nine Months Ended
	September 29, 2016			October 1, 2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$361.2	128.2	$2.82	$649.8	139.1	$4.67
Income allocated to participating securities	0.3	0.1		0.6	0.2
Net income	$361.5			$650.4

Diluted potential common shares		0.7			0.8
Diluted EPS
Net income	$361.5	129.0	$2.80	$650.4	140.1	$4.64

The balance of outstanding common shares presented in the Condensed Consolidated Balance Sheets was 121.7 million and 141.2 million at September 29, 2016 and October 1, 2015, respectively. Included in the outstanding common shares were 1.6 million and 1.8 million of issued but unvested shares at September 29, 2016 and October 1, 2015, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	September 29, 2016	December 31, 2015
Pension	$(119.7)	$(121.5)
Interest rate swaps	—	(0.4)
SERP/Retiree medical	5.9	6.1
Foreign currency impact on long term intercompany loan	(14.7)	(9.2)
Currency translation adjustment	(74.9)	(35.5)
Total accumulated other comprehensive loss	$(203.4)	$(160.5)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

17.  Related Party Transactions

In December 2014, Onex acquired approximately a 40% interest in Advanced Integration Technologies (“AIT”), a provider of automation and tooling, maintenance services and aircraft components to the aerospace industry and a supplier to the Company. For the three months ended September 29, 2016 and October 1, 2015, sales from AIT to the Company and its subsidiaries were $3.8 and $2.1, respectively. For the nine months ended September 29, 2016 and October 1, 2015, sales from AIT to the Company and its subsidiaries were $10.9 and $12.5, respectively. The amounts owed to AIT and recorded as accrued liabilities were $1.3 and $4.0 as of September 29, 2016 and December 31, 2015, respectively. Tawfiq Popatia, a former director of Spirit Holdings, is a Managing Director of Onex Corporation.

18.  Commitments, Contingencies and Guarantees

Litigation

From time to time the Company is subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. The Company had outstanding obligations in respect of litigation or other legal proceedings of $25.0 as of both September 29, 2016 and December 31, 2015. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations and cash flows in a particular quarter or fiscal year.

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

On June 3, 2013, a putative class action lawsuit was commenced against the Company, Jeffrey L. Turner, and Philip D. Anderson in the U.S. District Court for the District of Kansas. The court-appointed lead plaintiffs - two pension funds that claim to represent a class of investors in the Company's stock - filed an amended complaint on April 7, 2014, naming as additional defendants Spirit's Vice President of the B787 Program Terry J. George and former Senior Vice President of Oklahoma Operations Alexander K. Kummant. The amended complaint alleges that defendants engaged in a scheme to artificially inflate the market price of the Company's stock by making false statements and omissions about certain programs' performance and costs. It contends

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

that the alleged scheme was revealed by the Company’s accrual of $590.0 in forward loss charges on October 25, 2012. The lead plaintiffs seek certification of a class of all persons other than defendants who purchased Holdings securities between May 5, 2011 and October 24, 2012, and seek an unspecified amount of damages on behalf of the putative class. In June 2014, the defendants filed a motion to dismiss the claims set forth in the amended complaint. On May 14, 2015, the District Court granted Spirit's motion to dismiss and dismissed the matter with prejudice. The plaintiffs filed a notice of appeal on June 11, 2015.  On July 5, 2016, the U.S. Court of Appeals for the Tenth Circuit affirmed the District Courts' dismissal. On July 20, 2016, the plaintiff filed a petition for rehearing and rehearing en banc. On August 2, 2016, the Court of Appeals denied the petition. The deadline for the plaintiffs to file a petition for a writ of certiorari is October 31, 2016. At the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission, the Company was not aware of any petition for writ of certiorari having been filed with the United States Supreme Court. The Company intends to vigorously defend against these allegations, and management believes the resolution of this matter will not materially affect the Company’s financial position, results of operations or liquidity.

Guarantees

Outstanding guarantees were $21.6 and $20.1 at September 29, 2016 and December 31, 2015, respectively.

Restricted Cash - collateral requirements

The Company was required to maintain $19.9 of restricted cash as of both September 29, 2016 and December 31, 2015 related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash related to certain collateral requirements for obligations under its workers' compensation programs is included in “Other assets” in the Company's Condensed Consolidated Balance Sheets.

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

The following is a roll forward of the service warranty and extraordinary rework balance at September 29, 2016:

Balance, December 31, 2015	$158.7
Charges to costs and expenses	15.0
Payouts	(8.6)
Exchange rate	(0.7)
Balance, September 29, 2016	$164.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

19.  Other Expense, Net

Other expense, net is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 29, 2016	October 1, 2015	September 29, 2016	October 1, 2015
KDFA bond	$0.8	$0.8	$2.7	$2.9
Rental and miscellaneous income (expense)(1)	0.2	(0.2)	0.3	(2.1)
Interest income	1.0	0.7	2.7	1.4
Foreign currency losses	(2.3)	(3.8)	(14.4)	(3.0)
Total	$(0.3)	$(2.5)	$(8.7)	$(0.8)

(1)	Includes $2.0 of losses related to the settlement of interest rate swap agreements for the nine months ended October 1, 2015, as further detailed in Note 11, Derivative and Hedging Activities.

Foreign currency losses are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency. Foreign currency losses recognized during the nine months ended September 29, 2016 were primarily driven by the impact on the global markets of the decision for the United Kingdom to withdraw from the European Union (Brexit).

20.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Substantially all revenues in the three principal segments are from Boeing, with the exception of Wing Systems, which includes revenues from Airbus and other customers.  Approximately 96% of the Company’s net revenues for the nine months ended September 29, 2016 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.

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

The Company’s Propulsion Systems segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers) and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services.  The Propulsion Systems segment manufactures products at the Company's facility in Wichita, Kansas.

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

The following table shows segment revenues and operating income for the three and nine months ended September 29, 2016 and October 1, 2015:

	Three Months Ended		Nine Months Ended
	September 29, 2016	October 1, 2015	September 29, 2016	October 1, 2015
Segment Revenues
Fuselage Systems(1)	$880.3	$819.8	$2,679.7	$2,624.2
Propulsion Systems	453.0	429.5	1,373.3	1,316.0
Wing Systems	376.8	341.2	1,161.5	1,085.4
All Other (1)	1.3	3.1	8.4	8.9
	$1,711.4	$1,593.6	$5,222.9	$5,034.5
Segment Operating Income
Fuselage Systems (1)	$142.5	$130.7	$340.9	$463.2
Propulsion Systems	77.5	95.1	250.9	279.0
Wing Systems	51.1	45.6	174.7	140.9
All Other (1)	0.6	0.2	2.0	1.3
	271.7	271.6	768.5	884.4
Corporate SG&A	(52.2)	(54.5)	(172.4)	(159.9)
Research and development	(5.4)	(6.5)	(15.9)	(20.2)
Unallocated cost of sales (2)	0.3	(19.0)	(16.0)	(47.1)
Total operating income	$214.4	$191.6	$564.2	$657.2

(1)	Includes a reclassification of $10.2 of revenues and $1.8 of operating income from the Other segment to the Fuselage segment for the nine months ended September 29, 2016.

(2)
Includes $7.7 and $11.8 of warranty reserve for the three months ended September 29, 2016 and October 1, 2015, respectively, and $12.0 and $34.2 for the nine months ended September 29, 2016 and October 1, 2015, respectively. Also includes $7.9 for the settlement of historical claims with suppliers for both the three and nine month periods ended September 29, 2016 and $11.8 related to early retirement incentives for the nine months ended September 29, 2016.

21.  Condensed Consolidating Financial Information

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The 2020 Notes, 2022 Notes, and 2026 Notes were fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and its 100% owned domestic subsidiaries, other than Spirit (the “Subsidiary Guarantors”). Following the A&R Credit Agreement, the 2022 Notes and 2026 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company and no subsidiaries are guarantors to any of Spirit's senior notes. As of July 1, 2016, Spirit redeemed the 2020 Notes. For comparative purposes, all statements below have been updated to reflect the effects of the A&R Credit Agreement on the guarantor structure.

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent company and parent guarantor to the A&R Credit Agreement, as further detailed in Note 12, Debt;

(ii)	Spirit, as the subsidiary issuer of the 2022 Notes and the 2026 Notes, as well as the 2020 Notes which were outstanding through July 1, 2016;

(iii)	The Company’s subsidiaries, (the “Subsidiary Non-Guarantors”), on a combined basis;

(iv)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Holdings and the Subsidiary Non-Guarantors, (b) eliminate the investments in the Company’s subsidiaries and (c) record consolidating entries; and

(v)	Holdings and its subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Operations
For the Three Months Ended September 29, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,549.3	$308.7	$(146.6)	$1,711.4
Operating costs and expenses
Cost of sales	—	1,298.8	287.2	(146.6)	1,439.4
Selling, general and administrative	2.2	46.6	3.4	—	52.2
Research and development	—	5.0	0.4	—	5.4
Total operating costs and expenses	2.2	1,350.4	291.0	(146.6)	1,497.0
Operating (loss) income	(2.2)	198.9	17.7	—	214.4
Interest expense and financing fee amortization	—	(12.1)	(1.9)	1.8	(12.2)
Other income (expense), net	—	4.0	(2.5)	(1.8)	(0.3)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(2.2)	190.8	13.3	—	201.9
Income tax benefit (provision)	0.6	(55.8)	(2.1)	—	(57.3)
(Loss) income before equity in net income of affiliate and subsidiaries	(1.6)	135.0	11.2	—	144.6
Equity in net income of affiliate	0.5	—	0.5	(0.5)	0.5
Equity in net income of subsidiaries	146.2	11.2	—	(157.4)	—
Net income	145.1	146.2	11.7	(157.9)	145.1
Other comprehensive (loss) income	(8.5)	(8.5)	(17.7)	26.2	(8.5)
Comprehensive income (loss)	$136.6	$137.7	$(6.0)	$(131.7)	$136.6

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Three Months Ended October 1, 2015

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,457.7	$238.1	$(102.2)	$1,593.6
Operating costs and expenses
Cost of sales	—	1,227.7	215.5	(102.2)	1,341.0
Selling, general and administrative	1.3	47.8	5.4	—	54.5
Research and development	—	6.0	0.5	—	6.5
Total operating costs and expenses	1.3	1,281.5	221.4	(102.2)	1,402.0
Operating (loss) income	(1.3)	176.2	16.7	—	191.6
Interest expense and financing fee amortization	—	(11.6)	(1.8)	1.7	(11.7)
Other income (expense), net	—	2.8	(3.6)	(1.7)	(2.5)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(1.3)	167.4	11.3	—	177.4
Income tax (provision) benefit	(1.5)	139.9	(2.5)	—	135.9
(Loss) income before equity in net income of affiliate and subsidiaries	(2.8)	307.3	8.8	—	313.3
Equity in net income of affiliate	0.3	—	0.3	(0.3)	0.3
Equity in net income of subsidiaries	316.1	8.7	—	(324.8)	—
Net income	313.6	316.0	9.1	(325.1)	313.6
Other comprehensive (loss) income	(11.4)	(11.4)	(10.7)	22.1	(11.4)
Comprehensive income (loss)	$302.2	$304.6	$(1.6)	$(303.0)	$302.2

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Nine Months Ended September 29, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$4,711.7	$984.5	$(473.3)	$5,222.9
Operating costs and expenses
Cost of sales	—	4,047.0	896.7	(473.3)	4,470.4
Selling, general and administrative	6.0	154.4	12.0	—	172.4
Research and development	—	14.4	1.5	—	15.9
Total operating costs and expenses	6.0	4,215.8	910.2	(473.3)	4,658.7
Operating (loss) income	(6.0)	495.9	74.3	—	564.2
Interest expense and financing fee amortization	—	(47.2)	(6.0)	5.7	(47.5)
Other income (expense), net	—	11.5	(14.5)	(5.7)	(8.7)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(6.0)	460.2	53.8	—	508.0
Income tax benefit (provision)	1.8	(140.1)	(9.5)	—	(147.8)
(Loss) income before equity in net income of affiliate and subsidiaries	(4.2)	320.1	44.3	—	360.2
Equity in net income of affiliate	1.3	—	1.3	(1.3)	1.3
Equity in net income of subsidiaries	364.4	44.3	—	(408.7)	—
Net income	361.5	364.4	45.6	(410.0)	361.5
Other comprehensive (loss) income	(42.9)	(42.9)	(44.5)	87.4	(42.9)
Comprehensive income (loss)	$318.6	$321.5	$1.1	$(322.6)	$318.6

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Nine Months Ended October 1, 2015

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$4,641.2	$736.8	$(343.5)	$5,034.5
Operating costs and expenses
Cost of sales	—	3,881.8	658.9	(343.5)	4,197.2
Selling, general and administrative	5.8	141.2	12.9	—	159.9
Research and development	—	19.0	1.2	—	20.2
Total operating costs and expenses	5.8	4,042.0	673.0	(343.5)	4,377.3
Operating (loss) income	(5.8)	599.2	63.8	—	657.2
Interest expense and financing fee amortization	—	(41.3)	(5.8)	5.4	(41.7)
Other income (expense), net	—	7.4	(2.8)	(5.4)	(0.8)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(5.8)	565.3	55.2	—	614.7
Income tax (provision) benefit	(0.4)	43.3	(8.1)	—	34.8
(Loss) income before equity in net income of affiliate and subsidiaries	(6.2)	608.6	47.1	—	649.5
Equity in net income of affiliate	0.9	—	0.9	(0.9)	0.9
Equity in net income of subsidiaries	655.7	47.1	—	(702.8)	—
Net income	650.4	655.7	48.0	(703.7)	650.4
Other comprehensive (loss) income	(11.0)	(11.0)	(9.5)	20.5	(11.0)
Comprehensive income (loss)	$639.4	$644.7	$38.5	$(683.2)	$639.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
September 29, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$609.4	$61.0	$—	$670.4
Accounts receivable, net	—	868.3	242.8	(362.5)	748.6
Inventory, net	—	1,024.0	464.1	—	1,488.1
Other current assets	—	19.0	6.1	—	25.1
Total current assets	—	2,520.7	774.0	(362.5)	2,932.2
Property, plant and equipment, net	—	1,397.7	537.0	—	1,934.7
Pension assets, net	—	244.3	11.8	—	256.1
Investment in subsidiary	1,809.3	542.6	—	(2,351.9)	—
Other assets	—	429.9	98.3	(290.0)	238.2
Total assets	$1,809.3	$5,135.2	$1,421.1	$(3,004.4)	$5,361.2
Current liabilities
Accounts payable	$—	$525.7	$428.6	$(362.5)	$591.8
Accrued expenses	—	191.3	35.7	—	227.0
Profit sharing	—	61.9	2.1	—	64.0
Current portion of long-term debt	—	31.9	2.3	—	34.2
Advance payments, short-term	—	201.4	—	—	201.4
Deferred revenue and other deferred credits, short-term	—	310.1	1.4	—	311.5
Deferred grant income liability - current	—	—	13.8	—	13.8
Other current liabilities	—	84.2	0.4	—	84.6
Total current liabilities	—	1,406.5	484.3	(362.5)	1,528.3
Long-term debt	—	1,063.0	218.1	(210.0)	1,071.1
Advance payments, long-term	—	382.5	—	—	382.5
Pension/OPEB obligation	—	71.6	—	—	71.6
Deferred grant income liability - non-current	—	—	68.5	—	68.5
Deferred revenue and other deferred credits	—	163.3	4.0	—	167.3
Other liabilities	—	318.9	23.7	(80.0)	262.6
Total equity	1,809.3	1,729.4	622.5	(2,351.9)	1,809.3
Total liabilities and shareholders’ equity	$1,809.3	$5,135.2	$1,421.1	$(3,004.4)	$5,361.2

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2015

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$894.2	$63.1	$—	$957.3
Accounts receivable, net	—	686.3	216.5	(365.8)	537.0
Inventory, net	—	1,229.0	545.3	0.1	1,774.4
Other current assets	—	24.4	6.0	—	30.4
Total current assets	—	2,833.9	830.9	(365.7)	3,299.1
Property, plant and equipment, net	—	1,393.1	557.6	—	1,950.7
Pension assets, net	—	233.3	13.6	—	246.9
Investment in subsidiary	2,120.0	537.8	0.1	(2,657.9)	—
Other assets	—	504.7	104.0	(340.9)	267.8
Total assets	$2,120.0	$5,502.8	$1,506.2	$(3,364.5)	$5,764.5
Current liabilities
Accounts payable	$—	$538.2	$445.8	$(365.8)	$618.2
Accrued expenses	—	195.0	35.2	—	230.2
Profit sharing	—	58.3	3.3	—	61.6
Current portion of long-term debt	—	32.2	2.7	—	34.9
Advance payments, short-term	—	178.3	—	—	178.3
Deferred revenue and other deferred credits, short-term	—	281.7	3.8	—	285.5
Deferred grant income liability - current	—	—	11.9	—	11.9
Other current liabilities	—	34.7	3.0	—	37.7
Total current liabilities	—	1,318.4	505.7	(365.8)	1,458.3
Long-term debt	—	1,075.7	270.6	(261.0)	1,085.3
Advance payments, long-term	—	507.4	—	—	507.4
Pension/OPEB obligation	—	67.7	—	—	67.7
Deferred grant income liability - non-current	—	—	82.3	—	82.3
Deferred revenue and other deferred credits	—	165.6	4.4	—	170.0
Other liabilities	—	328.2	25.3	(80.0)	273.5
Total equity	2,120.0	2,039.8	617.9	(2,657.7)	2,120.0
Total liabilities and shareholders’ equity	$2,120.0	$5,502.8	$1,506.2	$(3,364.5)	$5,764.5

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 29, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$—	$481.3	$93.1	$—	$574.4
Investing activities
Purchase of property, plant and equipment	—	(121.4)	(35.4)	—	(156.8)
Proceeds from sale of assets	—	0.6	—	—	0.6
Other	—	0.4	(0.4)	—	—
Net cash used in investing activities	—	(120.4)	(35.8)	—	(156.2)
Financing activities
Proceeds from issuance of bonds	—	299.8	—	—	299.8
Principal payments of debt	—	(14.4)	(2.3)	—	(16.7)
Payment on bonds	—	(300.0)	—	—	(300.0)
Collection on (repayment of) intercompany debt	—	51.0	(51.0)	—	—
Taxes paid related to net share settlement of awards	—	(15.2)	—	—	(15.2)
Excess tax benefit of share-based payment arrangements	—	(0.1)	—	—	(0.1)
Debt issuance and financing costs	—	(17.2)	—	—	(17.2)
Proceeds (payments) from subsidiary for purchase of treasury stock	649.6	(649.6)	—	—	—
Purchase of treasury stock	(649.6)	—	—	—	(649.6)
Net cash used in financing activities	—	(645.7)	(53.3)	—	(699.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6.1)	—	(6.1)
Net decrease in cash and cash equivalents for the period	—	(284.8)	(2.1)	—	(286.9)
Cash and cash equivalents, beginning of period	—	894.2	63.1	—	957.3
Cash and cash equivalents, end of period	$—	$609.4	$61.0	$—	$670.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended October 1, 2015

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$888.9	$80.5	$—	$969.4
Investing activities
Purchase of property, plant and equipment	—	(164.9)	(51.6)	—	(216.5)
Proceeds from sale of assets	—	1.8	—	—	1.8
Other	—	(0.2)	0.2	—	—
Net cash used in investing activities	—	(163.3)	(51.4)	—	(214.7)
Financing activities
Proceeds from issuance of debt	—	535.0	—	—	535.0
Principal payments of debt	—	(26.7)	(2.5)	—	(29.2)
Payments on term loan	—	(534.9)	—	—	(534.9)
Increase (decrease) in intercompany debt	—	17.0	(17.0)	—	—
Excess tax benefits from share-based payment arrangements	—	10.6	0.1	—	10.7
Collection on (repayment of) intercompany debt	—	(20.7)	—	—	(20.7)
Debt issuance and financing costs	—	(4.7)	—	—	(4.7)
Proceeds (payments) from subsidiary for purchase of treasury stock	45.9	(45.9)	—	—	—
Purchase of treasury stock	(45.9)	—	—	—	(45.9)
Net cash used in financing activities	—	(70.3)	(19.4)	—	(89.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.2)	—	(0.2)
Net increase in cash and cash equivalents for the period	—	655.3	9.5	—	664.8
Cash and cash equivalents, beginning of period	—	354.6	23.3	—	377.9
Cash and cash equivalents, end of period	$—	$1,009.9	$32.8	$—	$1,042.7

22.  Customer Unpriced Change Orders and Assertions

Spirit regularly commences work and incorporates customer-directed changes prior to negotiating pricing terms for engineering work, for work related to the modification of the product, and/or other statement of work. Spirit typically has the legal right to negotiate pricing for customer-directed changes. In those cases, Spirit asserts to its customers its contractual rights to be paid the additional revenue or cost reimbursement the Company expects to receive upon finalizing pricing terms.

Spirit’s supply agreement for the B787 program (the "B787 Supply Agreement") provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and documented by amendment once that amendment has been agreed to by the parties. As part of a memorandum of agreement that Spirit and Boeing entered into in November 2014 (the "November 2014 MOA"), Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices, and other issues across multiple programs during 2015. Since Spirit was unable to reach agreement with Boeing on these issues by the end of 2015, once the parties agree upon appropriate pricing for the B787-9, Boeing will be entitled to a retroactive adjustment on certain B787 payments which were based on the interim pricing. The amount Spirit received that is subject to a retroactive adjustment was recorded as deferred revenue, and has not been recognized by the Company as revenue. Spirit is engaged in discussions with Boeing concerning how to determine the subsequent B787-9 and initial B787-10 prices, and have not yet reached agreement. Spirit’s ability to successfully negotiate fair

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

and equitable prices for these models as well as overall B787 delivery volumes and rate investments, and its ability to achieve forecasted cost improvements on all B787 models are key factors in achieving the projected financial performance for this program.

For B787-9 and B787-10 deliveries in the Company's second B787 contract block, the Company has applied the applicable accounting guidance for unpriced change orders in estimating total block revenues which will be updated as part of the Company’s Estimate at Completion process until the final pricing is negotiated. Pending final price negotiations, the Company has estimated revenue for B787-9 and B787-10 deliveries to include assumptions around changes from the contract configuration baseline for each B787 model.

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

Recent Events

On November 1, 2016 the Company announced a new share repurchase program for the purchase of up to $600.0 million of the Company's common stock.

On November 1, 2016 the Company announced a $0.10 per share cash dividend on the outstanding common stock of the Company payable January 9, 2017 to shareholders of record at the close of business on December 19, 2016.

On October 28, 2016, the Company received a letter from Boeing requesting a payment of $235.7 million as a retroactive adjustment on certain B787 payments which were based on the interim pricing agreed to as part of a memorandum of agreement that Spirit and Boeing entered into in November 2014 (the “November 2014 MOA”). These payments were received by Spirit during 2015 and the first quarter of 2016. The amount Spirit received that is subject to a retroactive adjustment was recorded as deferred revenue and has not been recognized by the Company as revenue. Spirit continues to negotiate with Boeing on appropriate pricing for the 787-9 which will determine the amount of retroactive adjustment.

On October 8, 2016 the Company's Kinston, North Carolina site operations were temporarily shut down due to the aftermath of Hurricane Matthew which disrupted utility service to the site and caused flooding around the streets and highways surrounding the facility. The Company immediately implemented its emergency management and disaster recovery plans, initially suspended operations to ensure the safety of its employees, performed a comprehensive damage evaluation, and developed a plan for systematically resuming production. The Company's work-in-process, production equipment and capabilities remained intact, and the Company resumed production on October 12, 2016.

On September 29, 2016, Spirit sold its operations located in Chanute, Kansas to Orizon Aerostructures.

On July 31, 2016, Thomas C. Gentile began serving as President and Chief Executive Officer of the Company and Spirit immediately following the retirement of Larry A. Lawson, former President and Chief Executive Officer.

Overview

We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselage systems, propulsion systems and wing systems for commercial and military aircraft. For the three months ended September 29, 2016, we generated net revenues of $1,711.4 million and net income of $145.1 million, and for the nine months ended September 29, 2016, we generated net revenues of $5,222.9 million and net income of $361.5 million.

We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program. The Propulsion Systems segment manufactures products at our facility in Wichita, Kansas. The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang,

Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 51%, 27%, 22% and less than 1%, respectively, of our net revenues for the three months ended September 29, 2016 and 52%, 26%, 22% and less than 1%, respectively, of our net revenues for the nine months ended September 29, 2016.

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

As we continue to position the Company for future success, our focus for 2016 has included restructuring and reducing our internal costs, continuing to execute on the A350 program, and concentrating on cash generation and disciplined cash deployment. We will strive to become more competitive by investing in technology and automation. These investments will reduce costs and allow us to meet increasing production rates on many of our programs. Additionally, we will position ourselves for growth within both the commercial and defense markets. Considering the strong demand for commercial aircraft and the expected continued need for defense aircraft for the foreseeable future, both markets offer possibilities for growth.

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

During the second quarter of 2016, Spirit signed a memorandum of agreement with Airbus (the "Airbus 2016 MOA") which, in part, materially reset the pricing for 800 units on the A350 XWB Fuselage and Wing requirements contracts. The Airbus 2016 MOA was negotiated to economically compensate Spirit for significant engineering changes to aircraft design. The new pricing provided the Company with a higher degree of certainty of revenue that will be realized over the 800 unit contracts. Further, the Company analyzed A350 XWB market demand using third party publications as well as Airbus firm orders which indicated that the sustained demand for the A350 XWB program was in excess of 800 units in the second quarter of 2016. The Company determined that due to the higher degree of precision of the A350 XWB revenue along with the strong, sustained market demand, it was appropriate to extend the accounting block quantity to 800 units. The contract block quantity change was made in accordance with applicable accounting guidance as well as the Company’s accounting policies and past practices. As a result of the Airbus 2016 MOA, the Company updated its estimated revenues that will be realized over the 800 unit A350 XWB Fuselage and Wing contract accounting blocks.

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

The changes in revenue and cost estimates during the second quarter of 2016 (as described above) resulted in an additional forward loss charge of $135.7 million on the A350 XWB Fuselage program and a $8.2 million favorable cumulative catch-up adjustment on the A350 XWB Wing program. The Airbus 2016 MOA was a comprehensive agreement which reduces financial risk, strengthens our partnership with Airbus and positions Spirit to extend our collaboration with them in the future, however the Company could record additional forward loss charges if there are further changes to revenue and cost estimates and/or if risks are not mitigated.

B787 Program

As we enter into our second contract block on the B787 program, our performance for this program depends on our continued ability to achieve cost reductions in our manufacturing and support labor and supply chain as well as our ability to successfully negotiate fair and equitable prices on the B787-9 and B787-10.

We regularly commence work and incorporate customer-directed changes prior to negotiating pricing terms for engineering work, for work related to the modification of the product, and/or other statement of work. We typically have the legal right to negotiate pricing for customer-directed changes. In those cases, we assert to our customers our contractual rights to be paid the additional revenue or cost reimbursement the Company expects to receive upon finalizing pricing terms.

Our supply agreement for the B787 program (the "B787 Supply Agreement") provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and documented by amendment once that amendment has been agreed to by the parties. As part of a memorandum of agreement that Spirit and Boeing entered into in November 2014 (the "November 2014 MOA"), Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices, and other issues across multiple programs during 2015. Since we were unable to reach agreement with Boeing on these issues by the end of 2015, once the parties agree upon appropriate pricing for the B787-9, Boeing will be entitled to a retroactive adjustment on certain B787 payments which were based on the interim pricing. The amount we received that is subject to a retroactive adjustment was recorded as deferred revenue, and has not been recognized by us as revenue. We are engaged in discussions with Boeing concerning how to determine the subsequent B787-9 and initial B787-10 prices, and have not yet reached agreement. Our ability to successfully negotiate fair and equitable prices for these models as well as overall B787 delivery volumes and rate investments, and our ability to achieve forecasted cost improvements on all B787 models are key factors in achieving the projected financial performance for this program.

For B787-9 and B787-10 deliveries in our second B787 contract block, we have applied the applicable accounting guidance for unpriced change orders in estimating total block revenues which will be updated as part of the Company’s Estimate at Completion process until the final pricing is negotiated. Pending final price negotiations, we have estimated revenue for B787-9 and B787-10 deliveries to include assumptions around changes from the contract configuration baseline for each B787 model.

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

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended			Nine Months Ended
	September 29, 2016	October 1, 2015	Percentage Change to Prior Year	September 29, 2016	October 1, 2015	Percentage Change to Prior Year
	($ in millions)			($ in millions)
Net revenues	$1,711.4	$1,593.6	7%	$5,222.9	$5,034.5	4%
Cost of sales	1,439.4	1,341.0	7%	4,470.4	4,197.2	7%
Gross profit	272.0	252.6		752.5	837.3
Selling, general and administrative	52.2	54.5	(4)%	172.4	159.9	8%
Research and development	5.4	6.5	(17)%	15.9	20.2	(21)%
Operating income	214.4	191.6		564.2	657.2
Interest expense and financing fee amortization	(12.2)	(11.7)	4%	(47.5)	(41.7)	14%
Other expense, net	(0.3)	(2.5)	(88)%	(8.7)	(0.8)	988%
Income before income taxes and equity in net income of affiliate	201.9	177.4		508.0	614.7
Income tax (provision) benefit	(57.3)	135.9	(142)%	(147.8)	34.8	(525)%
Income before equity in net income of affiliate	144.6	313.3		360.2	649.5
Equity in net income of affiliate	0.5	0.3	67%	1.3	0.9	44%
Net income	$145.1	$313.6		$361.5	$650.4

Comparative shipset deliveries by model are as follows:

	Three Months Ended		Nine Months Ended
Model	September 29, 2016	October 1, 2015	September 29, 2016	October 1, 2015
B737	126	127	384	389
B747	2	4	7	12
B767	6	3	19	13
B777	26	27	77	78
B787	30	31	99	97
Total Boeing	190	192	586	589
A320 Family	119	115	411	370
A330/340 (1)	17	17	50	63
A350 XWB	16	8	50	23
A380	4	6	17	18
Total Airbus	156	146	528	474
Business/Regional Jets	22	9	59	42
Total	368	347	1,173	1,105

(1)	Airbus publicly announced a reduction in A330 production rate.

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

Net revenues by prime customer are as follows:

	Three Months Ended		Nine Months Ended
Prime Customer	September 29, 2016	October 1, 2015	September 29, 2016	October 1, 2015
	($ in millions)		($ in millions)
Boeing	$1,410.2	$1,352.9	$4,257.2	$4,274.6
Airbus	240.4	167.3	744.2	518.0
Other	60.8	73.4	221.5	241.9
Total net revenues	$1,711.4	$1,593.6	$5,222.9	$5,034.5

Changes in Estimates

During the third quarter of 2016, we recognized a total charge for changes in estimates of $5.5 million, which includes net forward loss charges of $1.2 million and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2016 of $4.3 million. During the same period in the prior year, we recognized total changes in estimates of $19.0 million, which was composed of favorable cumulative catch-up adjustments related to periods prior to the third quarter of 2015 of $19.0 million.

During the first nine months of 2016, we recognized a total charge for changes in estimates of $89.9 million, which includes net forward loss charges of $121.9 million, partially offset by favorable cumulative catch-up adjustments related to periods prior to 2016 of $32.0 million. During the same period in the prior year, we recognized total changes in estimates of $41.5 million, which includes favorable cumulative catch-up adjustments related to periods prior to 2015 of $36.4 million and favorable changes in estimates on loss programs of $5.1 million.

Three Months Ended September 29, 2016 as Compared to Three Months Ended October 1, 2015

Net Revenues.  Net revenues for the three months ended September 29, 2016 were $1,711.4 million, an increase of $117.8 million, or 7%, compared to net revenues of $1,593.6 million for the same period in the prior year. Higher revenues were recorded for the Fuselage, Propulsion, and Wing Systems segments during the third quarter of 2016 compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries on the A350 XWB and B767, higher revenues recognized on certain nonrecurring Boeing programs, and the absence of historical non-conformance claims resolution as compared to 2015, partially offset by lower production deliveries on the B747. These specific increases and decreases net to $121.4 million of the total increase in revenue. Approximately 96% of Spirit’s net revenues for the third quarter of 2016 came from our two largest customers, Boeing and Airbus.

Production deliveries to Boeing decreased to 190 shipsets during the third quarter of 2016, compared to 192 shipsets delivered in the same period of the prior year. Production deliveries to Airbus increased to 156 shipsets during the third quarter of 2016, compared to 146 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 and A350 XWB programs, partially offset by lower A380 deliveries. Production deliveries of business/regional jet wing and wing components increased to 22 shipsets during the third quarter of 2016, compared to 9 shipsets delivered in the same period of the prior year, driven by higher production on the Rolls-Royce BR725 and CSeries programs. In total, production deliveries increased to 368 shipsets during the third quarter of 2016, compared to 347 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $272.0 million for the three months ended September 29, 2016, as compared to $252.6 million for the same period in the prior year. The increase in gross profit during the third quarter of 2016 compared to the same period in the prior year was primarily driven by higher revenues and the absence of historical non-conformance claims resolution as compared to 2015. In the third quarter of 2016, we recognized $4.3 million of unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2016 and $1.2 million of net forward loss charges. In the same period of 2015, we recorded $19.0 million of favorable cumulative catch-up adjustments related to periods prior to the third quarter of 2015.

SG&A and Research and Development.  SG&A expense was $2.3 million lower for the three months ended September 29, 2016, compared to the same period in the prior year. Research and development expense was $1.1 million lower for the three months ended September 29, 2016, compared to the same period in the prior year primarily due to fewer internal projects underway.

Operating Income.  Operating income for the three months ended September 29, 2016 was $214.4 million, an increase of $22.8 million, or 12% compared to operating income of $191.6 million for the same period in the prior year. The increase in operating income was primarily the result of the absence of 2015 historical non-conformance claims resolution, partially offset by changes in estimates charges.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended September 29, 2016 includes $8.4 million of interest and fees paid or accrued in connection with long-term debt and $3.8 million in amortization of deferred financing costs and original issue discount, compared to $10.8 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. As a result of the refinancing activity which occurred during the second quarter of 2016, interest expense for the three months ended September 29, 2016 reflects lower interest rates on our term loan and bonds compared to the same period in the prior year. Additionally, Spirit incurred a charge of $2.9 million on July 1, 2016 for the call premium related to the redemption of our senior notes due in 2020 that remained outstanding following the completion of the tender offer that concluded during the second quarter of 2016.

Other Expense, net. Other expense, net for the three months ended September 29, 2016 was $0.3 million, compared to $2.5 million for the same period in the prior year. Other expense, net during the third quarter of 2016 was primarily driven by foreign exchange rate losses as the British Pound value weakened against the U.S. Dollar.

Provision for Income Taxes. Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that could give rise to discrete recognition include excess tax benefits in respect of share-based compensation, finalizing audit examinations for open tax years, statute of limitations expiration, or a change in tax law.

The income tax provision for the three months ended September 29, 2016 includes $53.3 million for federal taxes, $2.7 million for state taxes and $1.3 million for foreign taxes. The income tax provision for the three months ended October 1, 2015 includes ($82.8) million for federal taxes, ($54.8) million for state taxes and $1.7 million for foreign taxes. The effective tax rate for the three months ended September 29, 2016 was 28.4% as compared to (76.6%) for the same period in 2015. The difference in the effective tax rate recorded for 2016 as compared to 2015 is related primarily to the U.S. net deferred tax asset valuation allowance decrease in 2015. The decrease from the U.S. statutory tax rate is attributable primarily to the inclusion of the tax effects of the U.S. qualified domestic production activities deduction, foreign tax rates lower than the U.S. rate, the generation of state income tax credits and federal research tax credits.

Segments.  The following table shows segment revenues and operating income for the three months ended September 29, 2016 and October 1, 2015:

	Three Months Ended
	September 29, 2016	October 1, 2015
	($ in millions)
Segment Revenues
Fuselage Systems	$880.3	$819.8
Propulsion Systems	453.0	429.5
Wing Systems	376.8	341.2
All Other	1.3	3.1
	$1,711.4	$1,593.6
Segment Operating Income
Fuselage Systems	$142.5	$130.7
Propulsion Systems	77.5	95.1
Wing Systems	51.1	45.6
All Other	0.6	0.2
	271.7	271.6
Corporate SG&A	(52.2)	(54.5)
Research and development	(5.4)	(6.5)
Unallocated cost of sales(1)	0.3	(19.0)
Total operating income	$214.4	$191.6

(1)
Includes $7.7 million and $11.8 million of warranty reserve for the three months ended September 29, 2016 and October 1, 2015, respectively. Also includes $7.9 million for the settlement of historical claims with suppliers for the three months ended September 29, 2016.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 51%, 27%, 22% and less than 1%, respectively, of our net revenues for the three months ended September 29, 2016.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended September 29, 2016 were $880.3 million, an increase of $60.5 million, or 7%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the A350 XWB and B767 and the absence of historical non-conformance claims resolution as compared to 2015, partially offset by lower production deliveries on the B737 and B747. Fuselage Systems segment operating margins were 16% for each of the three month periods ended September 29, 2016 and October 1, 2015. In the third quarter of 2016, the segment recorded unfavorable cumulative catch-up adjustments of $1.9 million and net forward loss charges of $1.6 million. In comparison, during the third quarter of 2015, the segment recorded favorable cumulative catch-up adjustments of $7.8 million driven by productivity and efficiency improvements on mature programs.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended September 29, 2016 were $453.0 million, an increase of $23.5 million, or 5%, compared to the same period in the prior year. The increase was primarily due to higher revenue recognized on certain nonrecurring Boeing programs and higher production deliveries on the B767 and the Rolls-Royce BR725, partially offset by lower production deliveries on the B747. Propulsion Systems segment operating margins were 17% for the three months ended September 29, 2016, compared to 22% for the same period in the prior year. This decrease was primarily driven by the favorable cumulative catch-up adjustments recorded during the third quarter of 2015 and increased revenue from lower-margin programs and ongoing implementation of supply chain initiatives during the third quarter of 2016. The segment recorded unfavorable cumulative catch-up adjustments of $1.6 million as well as net forward loss charges of $0.5 million for the three months ended September 29, 2016. In comparison, during the same period of the prior year, the segment recorded favorable cumulative catch-up adjustments of $8.4 million.

Wing Systems.  Wing Systems segment net revenues for the three months ended September 29, 2016 were $376.8 million, an increase of $35.6 million, or 10%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the A350 XWB and B737 and higher revenues recognized on the B787 program primarily driven by the recognition of deferred revenue payments, customer incentives and higher segment deliveries. These increases were partially offset by lower wing-related activity on the B777 program and lower production deliveries on the B747. Wing Systems segment operating margins were 14% for the three months ended September 29, 2016, compared to 13% for the same period in the prior year. In the third quarter of 2016, the segment recorded $0.9 million of favorable change in estimates on our loss programs, partially offset by unfavorable cumulative catch-up adjustments of $0.8 million. In comparison, during the third quarter of 2015, the segment recorded favorable cumulative catch-up adjustments of $2.8 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the three months ended September 29, 2016, All Other segment net revenues were $1.3 million, a decrease of $1.8 million compared to the same period in the prior year primarily due to lower revenue from tooling contracts, partially offset by higher sundry sales.

Nine Months Ended September 29, 2016 as Compared to Nine Months Ended October 1, 2015

Net Revenues.  Net revenues for the nine months ended September 29, 2016 were $5,222.9 million, an increase of $188.4 million, or 4%, compared to net revenues of $5,034.5 million for the same period in the prior year. Higher revenues were recorded for the Fuselage, Propulsion and Wing Systems segments during the first nine months of 2016 as compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries on the A350 XWB and B767, one-time claim settlements with customers and higher revenues recognized on certain nonrecurring Boeing programs, partially offset by lower revenue recognized due to the impact of the pricing terms under the B787 Supply Agreement and lower production deliveries on the B737 and B747, all of which net to a $183.2 million increase in revenue. Approximately 96% of Spirit’s net revenues for the nine months ended September 29, 2016 came from our two largest customers, Boeing and Airbus.

Production deliveries to Boeing decreased slightly to 586 shipsets during the first nine months of 2016, compared to 589 shipsets delivered in the same period of the prior year. Production deliveries to Airbus increased to 528 shipsets during the first nine months of 2016, compared to 474 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 and A350 XWB programs, partially offset by lower A330 deliveries due to Airbus' reduction of the A330 production rate. Production deliveries of business/regional jet wing and wing components increased to 59 shipsets during the first nine months of 2016, compared to 42 shipsets delivered in the same period of the prior year. In total, production deliveries increased to 1,173 shipsets during the first nine months of 2016, compared to 1,105 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $752.5 million for the nine months ended September 29, 2016, as compared to $837.3 million for the same period in the prior year. The decrease in gross profit was primarily driven by the recognition of a $135.7 million forward loss charge on the A350 XWB fuselage program, partially offset by profits resulting from higher production deliveries on the A350 XWB wing segment and B767, the absence of historical non-conformance claims resolution as compared to 2015, and the impact of the periodic warranty reserve evaluation during 2016.

SG&A and Research and Development.  SG&A expense was $12.5 million higher for the nine months ended September 29, 2016, compared to the same period in the prior year, primarily due to expenses related to executive retirements and severance including stock compensation. Research and development expense was $4.3 million lower for the nine months ended September 29, 2016, compared to the same period in the prior year due to fewer internal projects underway.

Operating Income.  Operating income for the nine months ended September 29, 2016 was $564.2 million, a decrease of $93.0 million, or 14%, compared to operating income of $657.2 million for the same period in the prior year. The decrease in operating income was primarily the result of net forward loss charges recognized during the second quarter of 2016, partially offset by the absence of charges taken during 2015 for resolution of historical non-conformance claims.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the nine months ended September 29, 2016 includes $29.0 million of interest and fees paid or accrued in connection with long-term debt and $18.5 million in amortization of deferred financing costs and original issue discount compared to $35.7 million of interest and fees paid or accrued in connection with long-term debt and $6.0 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. During the first nine months of 2016, we recognized $15.8 million in interest expense for the write-down of deferred financing costs, original issue discount and third party fees and a call premium resulting from the financing activities that occurred during the second quarter of 2016 which included the amendment and restatement of our senior credit agreement and redemption of our senior notes due in 2020 using proceeds from the issuance of our senior notes due in 2026. In March 2015, we entered into Amendment No. 5 to our senior credit facility which resulted in a loss on extinguishment of debt charge of $3.6 million. Additionally, interest expense for the first nine months of 2016 reflects lower average interest rates on our term loan and bonds compared to the same period in the prior year.

Other Expense, net. Other expense, net for the nine months ended September 29, 2016 was $8.7 million, compared to $0.8 million for the same period in the prior year. Other expense, net during 2016 was primarily driven by foreign exchange rate losses as the British Pound value weakened against the U.S. Dollar. During the nine months ended October 1, 2015, we recognized $2.0 million of losses related to the settlement of our interest rate swap agreements.

Provision for Income Taxes. Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that could give rise to discrete recognition include excess tax benefits in respect of share-based compensation, finalizing audit examinations for open tax years, statute of limitations expiration, or a change in tax law.

The income tax provision for the nine months ended September 29, 2016 includes $136.2 million for federal taxes, $5.0 million for state taxes and $6.6 million for foreign taxes. The income tax provision for the nine months ended October 1, 2015 included $13.0 million for federal taxes, ($53.8) million for state taxes and $6.0 million for foreign taxes. The effective tax rate for the nine months ended September 29, 2016 was 29.1% as compared to (5.7%) for the same period in 2015. The difference in the effective tax rate recorded for 2016 as compared to 2015 is related primarily to the U.S. net deferred tax asset valuation allowance decrease in 2015 and the inclusion of the tax effects of excess tax benefits in respect of share-based compensation in the income tax provision in 2016. The decrease from the U.S. statutory tax rate is attributable primarily to the inclusion of the tax effects of the U.S. qualified domestic production activities deduction, foreign tax rates lower than the U.S. rate, excess tax benefits in respect of share-based compensation in the income tax provision, the generation of state income tax credits and federal research tax credits.

Segments.  The following table shows segment revenues and operating income for the nine months ended September 29, 2016 and October 1, 2015:

	Nine Months Ended
	September 29, 2016	October 1, 2015
	($ in millions)
Segment Revenues
Fuselage Systems(1)	$2,679.7	$2,624.2
Propulsion Systems	1,373.3	1,316.0
Wing Systems	1,161.5	1,085.4
All Other(1)	8.4	8.9
	$5,222.9	$5,034.5
Segment Operating Income
Fuselage Systems(1)	$340.9	$463.2
Propulsion Systems	250.9	279.0
Wing Systems	174.7	140.9
All Other(1)	2.0	1.3
	768.5	884.4
Corporate SG&A	(172.4)	(159.9)
Research and development	(15.9)	(20.2)
Unallocated cost of sales(2)	(16.0)	(47.1)
Total operating income	$564.2	$657.2

(1)	Includes a reclassification of $10.2 million of revenues and $1.8 million of operating income from the Other segment to the Fuselage segment for the nine months ended September 29, 2016.

(2)
Includes $12.0 million and $34.2 million of warranty reserve for the nine months ended September 29, 2016 and October 1, 2015, respectively. Also includes $7.9 million for the settlement of historical claims with suppliers and $11.8 million related to early retirement incentives, for the nine months ended September 29, 2016.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 26%, 22% and less than 1%, respectively, of our net revenues for the nine months ended September 29, 2016.

Fuselage Systems.  Fuselage Systems segment net revenues for the nine months ended September 29, 2016 were $2,679.7 million, an increase of $55.5 million, or 2%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the A350 XWB and B767 and absence of charges related to historical non-conformance claims, partially offset by lower net revenues recognized on the B787 program in accordance with pricing terms under the B787 Supply Agreement and lower production deliveries on the B737 and B747. Fuselage Systems segment operating margins were 13% for the nine months ended September 29, 2016, compared to 18% for the same period in the prior year, with the decrease primarily driven by a $135.7 million net forward loss charge recorded on the A350 XWB fuselage program. In the first nine months of 2016, the segment recorded net forward loss charges of $133.0 million, slightly offset by favorable cumulative catch-up adjustments of $15.1 million. In comparison, during the first nine months of 2015, the segment recorded favorable cumulative catch-up adjustments of $15.4 million driven by productivity and efficiency improvements on mature programs, as well as $6.4 million of favorable change in estimates on our loss programs.

Propulsion Systems.  Propulsion Systems segment net revenues for the nine months ended September 29, 2016 were $1,373.3 million, an increase of $57.3 million, or 4%, compared to the same period in the prior year. The increase was primarily due to higher revenue recognized on certain nonrecurring Boeing programs and increased production deliveries on the B767 and the CSeries aircraft, partially offset by fewer production deliveries on the B747. Propulsion Systems segment operating margins were 18% for the nine months ended September 29, 2016, compared to 21% for the same period in the prior year. This decrease was primarily driven by the favorable cumulative catch-up adjustments recorded during 2015 and increased revenue from lower-margin programs as well as ongoing implementation of supply chain initiatives during 2016. In the first nine months of 2016, the segment recorded $6.0 million of favorable change in estimates on our loss programs, partially offset by unfavorable cumulative catch-up adjustments of $1.8 million. In comparison, during the first nine months of 2015, the segment recorded favorable cumulative catch-up adjustments of $19.8 million driven by productivity and efficiency improvements on mature programs, partially offset by net forward loss charges of $1.3 million.

Wing Systems.  Wing Systems segment net revenues for the nine months ended September 29, 2016 were $1,161.5 million, an increase of $76.1 million, or 7%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the A350 XWB and one-time claim settlements with customers, partially offset by lower B777 wing related activity and fewer production deliveries on the B747. Wing Systems segment operating margins were 15% for the nine months ended September 29, 2016, compared to 13% for the same period in the prior year, primarily driven by favorable labor and material cost performance. In the first nine months of 2016, the segment recorded favorable cumulative catch-up adjustments of $18.7 million driven by claim settlements with customers and productivity and efficiency improvements, as well as $5.1 million of favorable change in estimates on our loss programs. In comparison, during the first nine months of 2015, the segment recorded favorable cumulative catch-up adjustments of $1.2 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the nine months ended September 29, 2016, All Other segment net revenues were $8.4 million, a decrease of $0.5 million compared to the same period in the prior year. The All Other segment recorded 24% operating margins for the nine months ended September 29, 2016.

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

On January 27, 2016, our Board of Directors authorized a new share repurchase program for the purchase of up to $600.0 million of the Company's common stock. Repurchases under this program were concluded during the third quarter ended September 29, 2016. During the nine months ended September 29, 2016, we repurchased 14,244,227 shares of our class A common stock for $649.6 million, which included the purchase of 1,000,000 shares of our class A common stock for $50.0 million under a prior share repurchase program.

As of September 29, 2016, we had $670.4 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our revolving credit facility. There were no borrowings or outstanding balances under our revolving credit facility as of September 29, 2016. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flows for the nine months ended September 29, 2016 and October 1, 2015:

	For the nine months ended
	September 29, 2016	October 1, 2015
	($ in millions)
Net cash provided by operating activities	$574.4	$969.4
Net cash used in investing activities	(156.2)	(214.7)
Net cash used in financing activities	(699.0)	(89.7)
Effect of exchange rate change on cash and cash equivalents	(6.1)	(0.2)
Net (decrease) increase in cash and cash equivalents for the period	(286.9)	664.8
Cash and cash equivalents, beginning of period	957.3	377.9
Cash and cash equivalents, end of period	$670.4	$1,042.7

Nine Months Ended September 29, 2016 as Compared to Nine Months Ended October 1, 2015

Operating Activities. For the nine months ended September 29, 2016, we had a net cash inflow of $574.4 million from operating activities, a decrease of $395.0 million compared to a net cash inflow of $969.4 million for the same period in the prior year. The decrease in net cash provided by operating activities was primarily due to lower cash receipts and income tax payments during the first nine months of 2016. Lower cash receipts were primarily due to settlement of retainage receivable during the first nine months of 2015 and lower receipt of deferred revenue and advance payments from customers during the first nine months of 2016, all of which totaled approximately $293.1 million. Net tax payments made during the first nine months of 2016 were $111.3 million, a decrease in net cash provided of $126.5 million, compared to net tax refunds of $15.2 million received during the same period in the prior year.

Investing Activities. For the nine months ended September 29, 2016, we had a net cash outflow of $156.2 million for investing activities, a decrease in outflow of $58.5 million compared to a net cash outflow of $214.7 million for the same period in the prior year. The decrease in cash outflow was primarily driven by higher investment in capital during the first nine months of 2015 to support increasing production rates.

Financing Activities. For the nine months ended September 29, 2016, we had a net cash outflow of $699.0 million for financing activities, an increase in outflow of $609.3 million, compared to a net cash outflow of $89.7 million for the same period in the prior year. During the nine months ended September 29, 2016, the Company repurchased 14,244,227 shares of its class A common stock for $649.6 million. Additionally, we amended our credit agreement and issued $300.0 million of senior notes due in 2026 and used those proceeds along with cash on hand to repurchase $300.0 million of our senior notes due in 2020 pursuant to a tender offer and redemption. The decrease in principal payments paid was primarily due to fewer principal payments due on our term loan during the first nine months of 2016 compared to the same period in the prior year.

Future Cash Needs and Capital Spending
Our primary future cash needs will consist of working capital, debt service, research and development, capital expenditures, potential share repurchases, dividend payments and merger and acquisition or disposition activities. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs, including the B737, B787, A320 and A350 XWB programs. In response to announced customer production rate increases, we are evaluating various plans to relieve capacity constraints. We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Capital expenditures for the nine months ended September 29, 2016 totaled $156.8 million, as compared to $216.5 million for the same period in 2015. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, borrowings available under our revolving credit facility and proceeds from asset sales, if any.

On January 27, 2016, our Board of Directors authorized a new share repurchase program for the purchase of up to $600.0 million of the Company's common stock. Repurchases under this program were concluded during the third quarter ended September 29, 2016. During the nine months ended September 29, 2016, we repurchased 14,244,227 shares of our class A common stock for $649.6 million, which included the purchase of 1,000,000 shares of our class A common stock for $50.0 million under a prior share repurchase program.

On November 1, 2016 the Company announced a new share repurchase program for the purchase of up to $600.0 million of the Company's common stock.

On November 1, 2016 the Company announced a $0.10 per share cash dividend on the outstanding common stock of the Company payable January 9, 2017 to shareholders of record at the close of business on December 19, 2016.

Pension and Other Post Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at September 29, 2016 and we anticipate non-cash pension income for 2016 to remain at or near the same level as 2015. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 13, Pension and Other Post-Retirement Benefits, for more information on the Company's pension plans.

Debt and Other Financing Arrangements

On June 6, 2016, Spirit and the Company entered into the senior unsecured Amended and Restated Credit Agreement, among Spirit, as borrower, the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein (the "A&R Credit Agreement"). The A&R Credit Agreement refinanced and replaced the Credit Agreement, dated as of April 18, 2012, as amended by Amendment No. 1, dated as of October 26, 2012, Amendment No. 2, dated as of August 2, 2013, Amendment No. 3, dated as of March 18, 2014, Amendment No. 4, dated as of June 3, 2014 and Amendment No. 5 dated as of March 18, 2015 (the “Prior Credit Agreement”). Certain terms of the A&R Credit Agreement were available to Spirit based on increases to Spirit's senior unsecured debt rating provided by Standard & Poor’s Financial Services LLC (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”). The A&R Credit Agreement provides for a $650.0 million revolving credit facility (the “Revolver”) and a $500.0 million term loan A facility (the “Term Loan”). Each of the Revolver and the Term Loan has a maturity date of June 4, 2021, and each bears interest, at Spirit’s option, at either LIBOR plus 1.5% or a defined “base rate” plus 0.50%, subject to adjustment to amounts between and including LIBOR plus 1.125% and LIBOR plus 2.0% (or amounts between and including base rate plus 0.125% and base rate plus 1.0%, as applicable) based on changes to Spirit’s senior unsecured debt rating provided by S&P and/or Moody’s. The principal obligations under the Term Loan are to be repaid in equal quarterly installments of $6.25 million, with the remaining balance due at maturity of the Term Loan. The A&R Credit Agreement removes many of the prepayment requirements contained in the Prior Credit Agreement. The covenant structure was amended and provides the Company with some additional flexibility with respect to certain activities which were previously restricted by affirmative and negative covenants, though the A&R Credit Agreement does continue to contain customary affirmative and negative covenants available to investment grade companies, including certain financial covenants that are tested on a quarterly basis. The A&R Credit Agreement contains an accordion feature that provides Spirit with the option to increase the Revolver commitments and/or institute one or more additional term loans by an amount not to exceed $500.0 million in the aggregate, subject to the satisfaction of certain conditions and the participation of the lenders. Spirit used the proceeds of the Term Loan, along with cash on hand, to pay off the outstanding amounts under the term loan A under the Prior Credit Agreement and to pay a portion of the fees and expenses payable in connection with the A&R Credit Agreement.

As of September 29, 2016, the outstanding balance of the Term Loan was $500.0 million and the carrying value was $497.5 million. As a result of extinguishment and modification of the term loan A and the Revolver under the Prior Credit Agreement which occurred during the second quarter of 2016, the Company recognized a loss on extinguishment of debt of $1.4 million including third party fees of $0.4 million, all of which is reflected within amortization of deferred financing fees on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 29, 2016. As a result of extinguishment of a term loan B under the Prior Credit Agreement during the first quarter of 2015, the Company recognized a loss on extinguishment of debt of $3.6 million. Of this total charge, $3.1 million is reflected within amortization of deferred financing fees and $0.5 million is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the nine months ended October 1, 2015.

Senior Notes.  In November 2010, the Company issued $300.0 million in aggregate principal amount of 6.75% Senior Notes due December 15, 2020 (the “2020 Notes”), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes were fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit’s existing and future domestic subsidiaries that guaranteed Spirit’s obligations under the Prior Credit Agreement. As more fully described below, as of July 1, 2016, the 2020 Notes were no longer outstanding.

In March 2014, the Company issued $300.0 million in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries, if any, that may guarantee Spirit's obligations under a senior credit facility. The carrying value of the 2022 Notes was $293.5 million as of September 29, 2016.

On May 24, 2016 the Company commenced an offer to purchase for cash any and all of the $300.0 million outstanding principal amount of its 2020 Notes (the “Tender Offer”). Under the terms of the Tender Offer, Holders of 2020 Notes who validly tendered their notes at or prior to May 31, 2016 would receive $1,037.25 per $1,000.0 principal amount of the 2020 Notes tendered.

On June 1, 2016, in order to fund the Tender Offer or otherwise acquire, redeem or repurchase the 2020 Notes, the Company issued $300.0 million in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the "2026 Notes") with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. The indenture governing the 2026 Notes (the “2026 Notes Indenture”) requires that the 2026 Notes be guaranteed by the Company and each of Spirit’s existing and future domestic subsidiaries, if any, that may guarantee Spirit’s obligations under a senior credit facility. In addition, the 2026 Notes Indenture contains covenants that limit Spirit’s, the Company’s and certain of Spirit’s subsidiaries’ ability to create liens without granting equal and ratable liens to the holders of the 2026 Notes or to enter into sale and leaseback transactions. These covenants are subject to a number of qualifications and limitations. The 2026 Notes Indenture also provides for customary events of default. The carrying value of the 2026 Notes was $296.9 million as of September 29, 2016.

On June 1, 2016, Spirit repurchased $213.6 million aggregate principal amount of its 2020 Notes pursuant to the Tender Offer. Tender fees related to the early extinguishment of the 2020 Notes were $8.0 million, which are included within debt issuance cost on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 29, 2016.

In addition, on June 1, 2016, Spirit called for redemption the remaining $86.4 million aggregate principal amount of 2020 Notes outstanding following completion of the Tender Offer. This amount was recorded as Restricted Cash on the Balance Sheet for the period ended June 30, 2016. The redemption price of the 2020 Notes was 103.375% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date of July 1, 2016. Following the redemption on July 1, 2016, none of the 2020 Notes remained outstanding.

As a result of the extinguishment of the 2020 Notes, the Company recognized a loss on extinguishment of the 2020 Notes of $11.5 million all of which is reflected within amortization of deferred financing fees on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 29, 2016.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement, which advance payments are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing which suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015 and any repayments which otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1,001 through 1,120. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of

$42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of September 29, 2016, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $446.5 million.

Advances on the A350 Fuselage Program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012. The advance payments are offset against the recurring price of A350 XWB shipsets invoiced by Spirit, at a rate of $1.25 million per shipset. As of September 29, 2016, the amount of advance payments received and not yet repaid was approximately $137.5 million.

Credit Ratings

The Company's credit rating at September 29, 2016 was BBB- by S&P and Baa3 by Moody's.

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

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Form 10-K, our Q1 2016 Form 10-Q, our Q2 2016 Form 10-Q and this Quarterly Report on Form 10-Q for a more complete discussion of these and other factors that may affect our business.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated our disclosure controls as of September 29, 2016 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the Security and Exchange Commission rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2015 Form 10-K is included in Note 18, Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2015 Form 10-K as updated in our Q1 2016 Form 10-Q, which could materially affect our business, financial condition or results of operations. There have been no material changes to the Company’s risk factors previously disclosed in our 2015 Form 10-K, as updated in our Q1 2016 Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended September 29, 2016.

The following table provides information about our repurchases during the three months ended September 29, 2016 of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

July 1, 2016 - August 4, 2016	—	$—	—	$332.0
August 5, 2016 - September 1, 2016	5,707,580	$45.0299	5,707,580	$74.9
September 2, 2016 - September 29, 2016	1,646,202	$45.4654	1,646,202	$—
Total	7,353,782	$45.1274	7,353,782	$—

(1)
Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, August 4, 2016 was the last day of our July 2016 fiscal month.

(2)
On January 27, 2016, the Company announced that our Board of Directors authorized a new share repurchase program for the purchase of up to $600.0 million of our common stock. During the three months ended September 29, 2016, the Company repurchased the remaining balance under this program.

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

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Sanjay Kapoor	Executive Vice President and Chief Financial	November 3, 2016
Sanjay Kapoor	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Mark J. Suchinski	Vice President and Corporate Controller (Principal Accounting Officer)	November 3, 2016
Mark J. Suchinski