Form 10-K
period 2016-12-31
Spirit AeroSystems Holdings, Inc.
filed 2017-02-10
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the class A common stock on June 30, 2016, as reported on the New York Stock Exchange was approximately $5,471,118,287.
As of February 2, 2017, the registrant had outstanding 121,626,875 shares of class A common stock, $0.01 par value per share, and zero shares of class B common stock, $0.01 par value per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed not later than 120 day after the end of the fiscal year covered by this Report are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

•	the effect of potential changes in tax law, such as those outlined in recent proposals on U.S. Tax Reform;

•	any reduction in our credit ratings;

•	our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components;

•	our ability to recruit and retain highly-skilled employees and our relationships with the unions representing many of our employees;

•	spending by the U.S. and other governments on defense;

•	the possibility that our cash flows and borrowing facilities may not be adequate for our additional capital needs or for payment of interest on and principal of our indebtedness;

•	our exposure under our existing senior revolving credit facility to higher interest payments should interest rates increase substantially;

•	the effectiveness of any interest rate hedging programs;

•	the effectiveness of our internal control over financial reporting;

•	the outcome or impact of ongoing or future litigation, claims and regulatory actions; and

•	our exposure to potential product liability and warranty claims.
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
We are one of the largest independent non-OEM aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the twelve months ended December 31, 2016, we generated net revenues of $6,792.9 million, and had net income of $469.7 million.
We derive our revenues primarily through long-term supply agreements with Boeing and Airbus. For the twelve months ended December 31, 2016, approximately 81% and 15% of our net revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier for nearly all of the products we sell to Boeing and Airbus. We are a critical partner to our customers due to the broad range of products we currently supply to them and our leading design and manufacturing capabilities using both metallic and composite materials. Under our supply agreements with Boeing and Airbus, we supply products for the life of the aircraft program (other than the A350 XWB and A380), excluding Airbus commercial derivative models. For the A350 XWB and A380, we have long-term requirements contracts with Airbus.
We manufacture aerostructures for every Boeing commercial aircraft currently in production, including the majority of the airframe content for the Boeing B737, the most popular major commercial aircraft in history. As a result of our unique capabilities both in process design and composite materials, we were awarded a contract that makes us the largest aerostructures content supplier on the Boeing B787, Boeing's next generation twin aisle aircraft. In addition, we are one of the largest content suppliers of wing systems for the Airbus A320 family. We are a significant supplier for the Airbus A380 and the Airbus A350 XWB (Xtra Wide-Body). Sales related to the commercial aircraft market, some of which may be used in military applications, represented approximately 99% of our net revenues for the twelve-month period ended December 31, 2016.
Since Spirit's incorporation, the Company has expanded its customer base to include Northrop Grumman, Sikorsky, Rolls-Royce, Bombardier, Mitsubishi Aircraft Corporation, Bell Helicopter, Southwest Airlines, United Airlines and American Airlines. The Company has its headquarters in Wichita, Kansas, with manufacturing facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; Saint-Nazaire, France; and Subang, Malaysia.
Our History
Spirit Holdings was incorporated in the state of Delaware on February 7, 2005, and commenced operations on June 17, 2005 through the acquisition of Boeing's operations in Wichita, Kansas; Tulsa, Oklahoma and McAlester, Oklahoma (the "Boeing Acquisition") by an investor group led by Onex Partners LP and Onex Corporation (together with its affiliates, "Onex"). As of August 2014, Onex no longer held any investment in the Company. Boeing's commercial aerostructures manufacturing operations in Wichita, Kansas and Tulsa and McAlester, Oklahoma, are referred to in this Report as "Boeing Wichita." Spirit Holdings, Spirit's parent company, has had publicly traded shares on the New York Stock Exchange under the ticker "SPR" since November 2006.
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

Our Relationship with Boeing
Supply Agreement with Boeing for B737, B747, B767 and B777 Programs
Overview.    In connection with the Boeing Acquisition, Spirit entered into long-term supply agreements under which we became Boeing's exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the closing of the Boeing Acquisition. The main supply contract is primarily comprised of two separate agreements: (1) the Special Business Provisions, or Sustaining SBP, which sets forth the specific terms of the supply arrangement with regard to Boeing's B737, B747, B767 and B777 aircraft and (2) the General Terms Agreement, or GTA, which sets forth other general contractual provisions relating to our various supply arrangements with Boeing, including provisions relating to termination, events of default, assignment, ordering procedures, inspections and quality controls. The summary below describes provisions contained in both the Sustaining SBP and the GTA as both agreements govern the main supply arrangement. We refer to the Sustaining SBP, the GTA and any related purchase order or contract collectively as the "Supply Agreement." The Supply Agreement is a requirements contract which covers certain products, including fuselages, struts/pylons and nacelles (including thrust reversers), wings and wing components, as well as tooling, for Boeing B737, B747, B767 and B777 commercial aircraft programs for the life of these programs, including any commercial derivative models. During the term of the Supply Agreement and absent default by Spirit, Boeing is obligated to purchase from Spirit all of its requirements for products covered by the Supply Agreement. Although Boeing is not required to maintain a minimum production rate, Boeing is subject to a maximum production rate above which it must negotiate with us regarding responsibility for non-recurring expenditures related to a capacity increase.
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
In April 2014, we entered into a Memorandum of Agreement with Boeing that established pricing terms for the B737, B747, B767 and B777 programs for the period commencing on April 1, 2014 and ending on December 31, 2015 under the Company's long-term supply contract with Boeing covering products for such programs. The pricing terms were not applied to the period prior to April 1, 2014 and do not apply to the B737 MAX, for which recurring pricing has not yet been agreed. Since the parties were unable to agree upon pricing on the B737, B747, B767 and B777 programs for the periods beyond 2015, an interim payment mechanism was triggered for deliveries under the Supply Agreement commencing January 1, 2016. This interim payment mechanism is based upon existing prices, adjusted using a quantity-based price adjustment formula and specified annual escalation. The interim payment mechanism is subject to adjustment when follow-on pricing is agreed upon. Prices for commercial derivative models are to be negotiated in good faith by the parties based on then-prevailing market conditions. If the parties cannot agree on price, then they must engage in dispute resolution pursuant to agreed-upon procedures.
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
Advance Payments.    Boeing has made advance payments to Spirit under the B787 Supply Agreement, which advance payments are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing, except that pursuant to an amendment to the B787 Supply Agreement entered into in April 2014, advance repayments were suspended from April 1, 2014 through March 31, 2015, and any repayments that otherwise would have become due during such 12-month period will be made by offset against the purchase price for shipset 1,001 through 1,120.
In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. The amendment described above also changed the treatment of advances paid by Boeing for certain non-recurring work into a nonrefundable payment in full for such work.
Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2016, the amount of advance payments received by us from Boeing not yet repaid was $427.5 million.
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
License of Intellectual Property
Supply Agreement.    All technical work product and works of authorship produced by or for Spirit with respect to any work performed by or for Spirit pursuant to the Supply Agreement are the exclusive property of Boeing. All inventions conceived by or for Spirit with respect to any work performed by or for Spirit pursuant to the Supply Agreement and any patents claiming such inventions are the exclusive property of Spirit, except that Boeing will own any such inventions that Boeing reasonably believes are applicable to the B787 program, and Boeing may seek patent protection for such B787 inventions or hold them as trade secrets, provided that, if Boeing does not seek patent protection, Spirit may do so.
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
Additional License From Boeing.    Boeing has licensed certain intellectual property rights to Spirit under a Hardware Material Services General Terms Agreement, or HMSGTA, and Supplemental License Agreements, or SLAs, under the HMSGTA. The HMSGTA and SLAs grant Spirit licenses to use Boeing intellectual property to perform maintenance, repair and overhaul of aircraft and aircraft components for customers other than Boeing. These agreements also permit Spirit to use knowledge obtained by Spirit personnel prior to the closing of the Boeing Acquisition. Spirit also may obtain additional SLAs from Boeing and those SLAs will also supersede the restrictions on Spirit's use of Boeing's proprietary information and materials described above. Spirit pays Boeing royalties for the use of these licenses.
In February 2016, Spirit's SLA with Boeing which allowed Spirit to manufacture and sell spare parts to parties other than Boeing using Boeing intellectual property was not renewed. This SLA was not a material component of our business.
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
Our Products
We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections; (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components; and (3) Wing Systems, which includes wing components, flight control surfaces and other miscellaneous structural parts. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant for the A350 XWB in Saint-Nazaire, France. The Propulsion Systems segment manufactures products at our facilities in Wichita, Kansas, and the Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia and Kinston, North Carolina. Fuselage Systems, Propulsion Systems and Wing Systems represented approximately 52%, 26%, and 22%, of our net revenues for the twelve months ended December 31, 2016, respectively. All other activities fall within the All Other segment, representing less than 1% of our net revenues for the twelve months ended December 31, 2016, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas.
As the programs we are involved in move through their life cycles, we classify them based on where they fall in the life cycle. The following table summarizes the program phases and programs in each category.

Program Phases	Life Cycle	Aircraft Program
New	Generally early in development phase	Sikorsky CH53-K, Mitsubishi Regional
	Significant design evolution	Jet, B737 Max, B777X, Bell V280
Typically has not achieved certifications

Maturing	Generally in early production phase	B787, Rolls-Royce BR725, KC-46,
	Typically certification is achieved in this phase	A350 XWB, Bombardier CSeries
Less design evolution than in new program phase
Typically few contract blocks completed

Mature	Generally at full-rate production	B737NG, B747, B767, B777, A320
	Certification has been achieved	Family, A330, A380, Boeing P-8
Stable design
Typically several contract blocks completed
Commercial Aircraft Structures
We design, engineer and manufacture large commercial aircraft structures such as fuselages, nacelles (including thrust reversers), struts/pylons, wing structures and flight control surfaces. We are the largest independent supplier of aerostructures to Boeing and one of the largest independent suppliers of aerostructures to Airbus. Sales related to the commercial aircraft structures market, some of which may be used in military applications, represented approximately 99% of our net revenues for the year ended December 31, 2016.
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
The following table summarizes the major commercial programs that we currently have under long-term contract by product and aircraft program.

Product	Description	Aircraft Program
Fuselage Systems
Forward Fuselage	Forward section of fuselage which houses flight deck, passenger cabin and cargo area	B737, B747, B767, B777, B787
Other Fuselage Sections	Mid-section and other sections of the fuselage and certain other structural components, including floor beams	B737, B747, B777, A350 XWB
Propulsion Systems
Nacelles (including Thrust Reversers)	Aerodynamic structure surrounding engines	B737, B747, B767, B777, Rolls-Royce BR725 Engine
Struts/Pylons	Structure that connects engine to the wing	B737, B747, B767, B777, B787, Mitsubishi Regional Jet, Bombardier CSeries
Wing Systems
Flight Control Surfaces	Flaps and slats	B737, B777
Wing Structures	Wing framework which consists mainly of spars, ribs, fixed leading edge, stringers, trailing edges and flap track beams	B737, B747, B767, B777, B787, A320 family, A330, A350 XWB, A380

Military Equipment
In addition to providing aerostructures for commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We have been awarded a significant amount of work for Boeing's P-8, C40 and KC-46 Tanker. The Boeing P-8, C40 and KC-46 Tanker are commercial aircraft modified for military use. Other military programs for which we provide products include the development of the Sikorsky CH-53K and Bell Helicopter V280 tilt-rotor, and various other programs. In 2016, the United States Secretary of the Air Force announced Spirit as one of seven subcontractors on the long range strike bomber, called the B-21 Raider program. A portion of our defense business is classified by the U.S. Government, including the B-21 Raider program, and cannot be specifically described. The operating results of these classified contracts are included in our consolidated financial statements.
The following table summarizes the major non-classified military programs that we currently have under contract by product and military program. Rotorcraft is part of the Fuselage Systems segment and low observables, radome and other military are part of the Wing Systems segment.

Product	Description	Military Program
Low Observables	Radar absorbent and translucent materials	Various
Rotorcraft	Forward cockpit and cabin	Sikorsky CH-53K Development Program
	Fuselage	Bell Helicopter V280 Development Program
Other Military	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	Various
Global Customer Support & Services
We provide rotable assets, components, repair solutions and engineering services. Our inventory of rotable assets is available for lease, exchange and purchase. Additionally, our global repair stations are staffed with technicians specializing in advanced composite repair techniques. We provide maintenance, repair and overhaul (MRO) services for both metallic and composite components, either on site or at certified MRO stations. We are equipped with original production manufacturing (OPM) tooling and specialize in service bulletin maintenance for Spirit nacelle components.
The following table summarizes our aftermarket products and services:

Product	Description	Aircraft Program
Maintenance, Repair and Overhaul	Certified repair stations that provide complete on-site repair and overhaul; maintains global partnerships to support MRO services	B737, B747, B767, B777, B787 and Rolls-Royce BR725
Rotable Assets	Maintain a pool of rotable assets for sale, exchange and/or lease	B737, B747, B767, B777
Engineering Services	Engineering, tooling and measurement services. On-call field service representatives.	Multiple programs
Our Competitive Strengths
We believe our key competitive strengths include:
Leading Position in the Growing Commercial Aerostructures Market.    We are one of the largest independent non-OEM commercial aerostructures manufacturers with an estimated 20% market share of the global market. Based on their published aircraft backlog figures, Boeing and Airbus had a combined backlog of 12,589 commercial aircraft as of December 31, 2016, and 12,582 commercial aircraft as of December 31, 2015. We are under contract to provide aerostructure products for nearly all of the aircraft that comprise this commercial aircraft backlog. We are currently the sole-source supplier for nearly all of the products we sell to Boeing and Airbus. The significant Boeing and Airbus aircraft order backlog for scheduled deliveries, and our strong relationships with Boeing and Airbus, should enable us to continue to grow our profit from our core commercial aerostructures business.
Participation on High-Volume and Major Growth Programs.    We derive a high proportion of our Boeing revenues from the high-volume B737 program and a high proportion of our Airbus revenues from the high-volume A320 program. Boeing's backlog consists of approximately 4,450 B737s (more than eight years of backlog at current build rates), including the 737 MAX orders, and Airbus' backlog consists of approximately 5,650 aircraft in the A320 family (nearly ten years of backlog at current build rates), including A320 NEO orders. The B737 and A320 families are Boeing's and Airbus' best-selling commercial airplanes, respectively. We have also been awarded a significant amount of work on major twin-aisle programs, the B777, B787 and A350 XWB.
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
We believe that OEMs incur significant costs to change aerostructures suppliers once contracts are awarded. Such changes after contract award require additional testing and certification, which may create production delays and significant costs for both the OEM and the new supplier. We also believe it would be cost prohibitive for other suppliers to duplicate our facilities and the thousands of major pieces of equipment that we own or operate. The combined insurable replacement value of all the buildings and equipment we own or operate is $8.2 billion, including $2.7 billion for buildings, $2.6 billion for equipment that we own and $2.9 billion for other equipment used in the operation of our business. The insurable values represent the estimated replacement cost of buildings and equipment used in our operations and covered by property insurance, and exceed the fair value of assets acquired as determined for financial reporting purposes. As a result, we believe that as long as we continue to meet our customers' requirements, the probability that they change suppliers on our current statement of work is quite low. Our incumbent position also provides us with a competitive advantage with respect to new business from our customers.
Industry-Leading Technology, Design Capabilities and Manufacturing Expertise.    Spirit, independently, and previously as Boeing Wichita, has over 85 years of experience designing and manufacturing large-scale, complex aerostructures. We possess industry-leading engineering capabilities that include significant expertise in structural design, technology development, test, and regulatory certification (FAA and international civil aviation authorities). We specialize in the use of metallic and composite materials, conducting stress analyses to ensure structural integrity, systems engineering to ensure customer and regulatory requirements are clearly identified and managed, and acoustics technology.
Drawing on talent across the globe, Spirit is an industry leader in aerospace engineering. We possess knowledge and manufacturing know-how that customers depend on and that would be difficult for other suppliers to replicate. In addition to our engineering expertise, we have strong manufacturing and technological capabilities. Our manufacturing processes are highly automated, delivering efficiency and quality, and we have expertise in manufacturing aerostructures using both metallic and composite materials. We have strong technical expertise in bonding and metals fabrication, assembly, tooling and composite manufacturing, including the handling of all composite material grades and fabricating large-scale complex contour composites. We provide aftermarket support for the products we design and build.
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

Operating Segments
We operate in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Revenue from Boeing represents a substantial portion of our revenues in all segments. Wing Systems includes significant revenues from Airbus. We serve customers in addition to Boeing and Airbus across our three principal segments; however, these customers currently do not represent a significant portion of our revenues, and are not expected to in the near future. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas.
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
The Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces) and other miscellaneous structural parts primarily to aircraft OEMs, as well as related spares and MRO services. These activities take place at the Company's facilities in Tulsa and McAlester, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; and Subang, Malaysia. For financial information by business segment and geographic area see Note 23, "Segment and Geographical Information," in the Consolidated Financial Statements of this Annual Report on Form 10-K.
Business Development
Spirit’s core products include fuselages, pylons, nacelles and wing components, and we continue to focus on business growth through application of key strengths, including design for manufacturability, materials utilization expertise, targeted automation, advanced tooling and testing concepts, and determinate assembly to enable cost-effective, highly efficient production. We invest in new technology to bring the most advanced techniques, manufacturing and automation to our customers.
Spirit applies extensive experience in advanced material systems, manufacturing technologies, and prototyping to continually invent and patent new technologies that improve quality, lower costs and increase production capabilities for our customers. Our business growth is focused on application of these strengths to expand into new addressable commercial and defense markets and customers.
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
Boeing.    For the twelve months ended December 31, 2016, approximately 81% of our revenues were from sales to Boeing. We have a long history as a Boeing supplier, with over 10 years as a stand-alone business after a proud 75+ year history as a Boeing division. As part of the Boeing Acquisition, we entered into a long-term supply agreement under which we are Boeing's exclusive supplier for substantially all of the products and services provided by Boeing Wichita prior to the Boeing Acquisition for the life of the programs. In addition, Boeing selected us to be the design leader for the Boeing B787 forward fuselage based in part on our expertise with composite technologies and we currently build the Boeing B787 forward fuselage, engine pylon, fixed leading edge and moveable leading edge.
We believe our relationship with Boeing will allow us to continue to be an integral partner with Boeing in the designing, engineering and manufacturing of complex aerostructures.
Airbus.    For the twelve months ended December 31, 2016, approximately 15% of our revenues were from sales to Airbus. As a result of the BAE Acquisition, we became one of the largest independent aerostructures suppliers to Airbus, and we have expanded our relationship through new business wins since the BAE Acquisition. Under our supply agreement with Airbus for the A320, A330 and A340 families, we supply products for the life of the aircraft program. For the A350 XWB and A380 programs, we have long-term requirements contracts with Airbus. We believe we can leverage our relationship with Airbus and our history of delivering high-quality products to further increase our sales to Airbus and continue to partner with Airbus on new programs going forward.

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
Although most of our revenues are obtained from sales inside the U.S., we generated $1,142.8 million, $934.9 million and $830.9 million in sales to international customers for the twelve months ended December 31, 2016, 2015 and 2014, respectively, primarily to Airbus. The international revenue is included primarily in the Wing Systems segment. All other segment revenues are primarily from U.S. sales. Approximately 4% of our long-lived assets based on book value are located in the United Kingdom as part of Spirit Europe with approximately another 4% of our long-lived assets located in countries outside the United States and the United Kingdom. For financial information by business segment and geographic area see Note 23, "Segment and Geographical Information," in the Consolidated Financial Statements of this Annual Report on Form 10-K.
Expected Backlog
As of December 31, 2016, our expected backlog associated with large commercial aircraft, business and regional jet, and military equipment deliveries through 2022, calculated based on contractual and historical product prices and expected delivery volumes, was approximately $47.1 billion. This is an increase of $200.0 million from our corresponding estimate as of the end of 2015. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing and Airbus announced backlog on our supply agreements. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2016 may not necessarily represent the actual amount of deliveries or sales for any future period. Approximately 15% of our backlog as of December 31, 2016 is expected to be converted into sales in 2017.
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
Our manufacturing expertise is supported by our state-of-the-art equipment. We have thousands of major pieces of equipment installed in our customized manufacturing facilities. For example, for the manufacture of the B787 composite forward fuselage, we installed one of the largest autoclaves in the world. An autoclave is an enclosure device used in the manufacture of composite structures that generates controlled internal heat and pressure conditions used to cure and bond certain resins. We installed a two comparable autoclave as well as other specialized machines in Kinston, North Carolina to support our work on the A350 XWB. We intend to continue to make the appropriate investments in our facilities to support and maintain our industry-leading manufacturing expertise.
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
Research and Development
We believe that world-class research and development helps to maintain our position as an advanced partner to our OEM customers' new product development teams. As a result, we spend capital and financial resources on our research and development, including $23.8 million for the year ended December 31, 2016, $27.8 million for the year ended December 31, 2015, and $29.3 million for the year ended December 31, 2014. Through our research, we strive to develop unique intellectual property and technologies that will improve our OEM customers' products and, at the same time, position us to win work on new products. Our development effort primarily focuses on preparing for the initial production of new products and improving manufacturing processes on our current work. It also serves as an ongoing process that helps develop ways to reduce production costs and streamline manufacturing processes.
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
We have longstanding relationships with thousands of manufacturing suppliers. Our strategy is to enter into long-term contracts with suppliers to secure competitive pricing. Our exposure to rising costs of raw material is limited to some extent through leveraging relationships with our OEM customers' high-volume contracts.
We continue to seek and develop sourcing opportunities from North America to Europe and Asia to achieve a competitive global cost structure. Over 25 countries are represented in our international network of suppliers.
Competition
Although we are one of the largest independent non-OEM aerostructures suppliers, based on annual revenues, with an estimated 20% share of the global non-OEM aerostructures market, this market remains highly competitive and fragmented. Our primary competition currently comes from either work performed by internal divisions of OEMs or other first-tier suppliers, and direct competition continues to grow.
Our principal competitors among OEMs include Boeing, Airbus (including its wholly-owned subsidiaries Stelia Aerospace and Premium Aerotec GmbH), Embraer Brazilian Aviation Co., Leonardo, and United Technologies Corporation. Our principal competitors among non-OEM aerostructures suppliers are Aernnova, Aircelle S.A., Fuji Heavy Industries, Ltd., GKN Aerospace, Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Nordam, Sonaca, Triumph Group, Inc., Latecoere S.A., and Nexcelle.
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

New regulations or more stringent enforcement of existing requirements could also result in additional compliance costs. For example, various governments have enacted or are considering enactment of laws to reduce emissions of carbon dioxide and other so-called greenhouse gases ("GHG"). In particular, the U.S. Environmental Protection Agency (the "EPA") has promulgated regulations that require certain of our facilities to report annual GHG emissions and require operating permits to be issued for certain of our facilities. In the absence of a national price for carbon-based air pollutant emissions, new legislation from Congress, or information relative to additional regulation from the EPA, we are not in a position at this time to estimate the costs which may result from these or similar actions.
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
Employees
At December 31, 2016, we had approximately 14,400 employees; 12,700 located in our four U.S. facilities, 900 located in our two U.K. facilities, 700 located in our Malaysia facilities and 100 in our French facilities.
Our principal U.S. collective bargaining agreements were with the following unions as of December 31, 2016:

Union	Percent of our U.S. Employees Represented	Status of the Agreements with Major Union
The International Association of Machinists and Aerospace Workers (IAM)	56%	We have two major agreements; one expiring in June 2020 and one in December 2024.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	20%	We have two major agreements; one expiring in December 2018 and one in January 2021.
The International Union, Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	10%	We have one major agreement expiring in November 2020.
The International Brotherhood of Electrical Workers (IBEW)	1%	We have one major agreement expiring in September 2020.

Approximately 69% of our U.K. employees are represented by one union, Unite (Amicus Section). In 2013, the Company negotiated two separate ten-year pay agreements, with the Manual Staff bargaining and the Monthly Staff bargaining groups of the Unite union. These agreements fundamentally cover basic pay and variable at risk pay, while other employee terms and conditions generally remain the same from year to year until both parties agree to change them. The current pay agreements expire December 31, 2022.
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
We compete in the aerostructures segment of the aerospace industry. Our customers' business, and therefore our own, is directly affected by the financial condition of commercial airlines and other economic factors, including global economic conditions and geo-political considerations that affect the demand for air transportation. Specifically, our commercial business is dependent on the demand from passenger airlines and cargo carriers for the production of new aircraft. Accordingly, demand for our commercial products is tied to the worldwide airline industry's ability to finance the purchase of new aircraft and the industry's forecasted demand for seats, flights, routes and cargo capacity. Availability of financing to non-U.S. customers depends in part on the Export-Import Bank of the United States (the "Ex-Im Bank"). The Ex-Im Bank's Charter expired on June 30, 2015 but was reauthorized in December 2015 and is authorized through September 30, 2019. However, until the U.S. Senate confirms members sufficient to reconstitute a quorum of the Ex-Im Bank's board of directors, it will not be able to approve any transaction totaling more than $10.0 million. Additionally, the size and age of the worldwide commercial aircraft fleet affects the demand for new aircraft and, consequently, for our products. Such factors, in conjunction with evolving economic conditions, cause the market in which we operate to be cyclical to varying degrees, thereby affecting our business and operating results.
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
Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the twelve months ended December 31, 2016, approximately 81% and 15% of our net revenues were generated from sales to Boeing and Airbus, respectively. Although our strategy, in part, is to diversify our customer base by entering into supply arrangements with additional customers, we cannot give any assurance that we will be successful in doing so. Even if we are successful in obtaining and retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future. Although we are a party to various supply contracts with Boeing and Airbus which obligate Boeing and Airbus to purchase all of their requirements for certain products from us, those agreements generally do not require specific minimum purchase volumes. In addition, if we breach certain obligations under these supply agreements and Boeing or Airbus exercises its right to terminate such agreements, our business will be materially adversely affected. Further, if we are unable to perform our obligations under these supply agreements to the customer's satisfaction, Boeing or Airbus could seek damages from us, which could materially adversely affect our business. Boeing and Airbus also have the contractual right to cancel their supply agreements with us for convenience, which could include the termination of one or more aircraft models or programs for which we supply products. Although Boeing and Airbus would be required to reimburse us for certain expenses, there can be no assurance these payments would adequately cover our expenses or lost profits resulting from the termination. In addition, we have agreed to a limitation on recoverable damages if Boeing wrongfully terminates our main supply agreement with respect to any model or program. If this occurs, we may not be able to recover the full amount of our actual damages. Furthermore, if Boeing or Airbus (1) experiences a decrease in requirements for the products which we supply to it; (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply-chain problem or a decrease in orders from its customers; (3) files for bankruptcy protection; or (4) fails to perform its contractual obligations under its agreements with us; our business, financial condition and results of operations could be materially adversely affected.
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
For the twelve months ended December 31, 2016, approximately 46% of our net revenues were generated from sales of components to Boeing for the B737 aircraft. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and the military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model. If we were unable to obtain significant aerostructures supply business for any B737 replacement program, our business, financial condition and results of operations could be materially adversely affected.
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
We may be required to repay Boeing up to approximately $427.5 million of advance payments related to the B787 Supply Agreement. The advances must be repaid in the event that Boeing does not take delivery of a sufficient number of shipsets prior to the termination of the aircraft program.
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
Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2016, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $427.5 million.
We may be required to repay Airbus up to approximately $113.8 million of advance payments. The advances must be repaid in the event that Airbus does not take delivery of a sufficient number of shipsets prior to the date set out in the advance agreement.
In February 2012, Spirit and Airbus entered into an agreement whereby Spirit received a series of payments totaling $250.0 million, which were recorded as advance payments within our consolidated balance sheet.
The agreement provides for repayment of the $250.0 million in cash advances made by Airbus to be offset against the purchase price of the first 200 Section 15 A350 XWB shipsets delivered to Airbus prior to December 31, 2017. Under the terms of the agreement, if in the course of 2016, Airbus, in its reasonable opinion, had anticipated 200 units would not be ordered and paid for by the end of 2017, both Airbus and Spirit would agree on a revised repayment amount to ensure the entire advance is repaid prior to December 31, 2017. In no circumstance would the repayment amount exceed the recurring price of each shipset. We received no indication from Airbus in 2016 that it anticipated 200 units would not be ordered and paid for by the end of 2017.
Portions of the advance repayment liability are included as current and long-term liabilities in our consolidated balance sheet. As of December 31, 2016, the amount of advance payments received by us from Airbus under the advance agreement and not yet repaid was approximately $113.8 million.
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
On October 8, 2016 the Company's Kinston, North Carolina site operations were temporarily shut down due to the aftermath of Hurricane Matthew which disrupted utility service to the site and caused flooding around the streets and highways surrounding the facility (the "Event"). The Company immediately implemented its emergency management and disaster recovery plans, initially suspended operations to ensure the safety of its employees, took measures to protect property, performed a comprehensive damage evaluation, and developed a plan for systematically resuming production. The Company's work-in-process, production equipment and capabilities remained intact, and the Company resumed production with a reduced workforce on October 12, 2016.
The Company maintains broad insurance coverage for both property damage and business interruption. While the Company expects the insurance proceeds would be sufficient to cover most of the business interruption expenses, certain deductibles and limitations will apply and no assurance can be made that all recovery costs will be covered.
We actively consider divestitures from time to time. Engagement in divestiture activity could disrupt our business and present risks not contemplated at the time of the divestiture.
Divestitures which we may pursue could involve numerous potential risks, including the following:

•	difficulties in the separation of operations, services, products and personnel;

•	diversion of resources and management’s attention from the operation of our business;

•	loss of key employees;

•	damage to our existing customer, supplier and other business relationships;

•	negative effects on our reported results of operations from disposition-related charges, amortization expenses related to intangibles and/or charges for impairment of long-term assets;

•	the need to agree to retain or assume certain current or future liabilities in order to complete the divestiture; and

•	the expenditure of substantial legal and other fees, which may be incurred whether or not a transaction is consummated.
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
The manufacturing of our products is subject to numerous federal, state and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by various governmental bodies and authorities are increasing. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operations, financial condition or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to manufacturing processes, product liability, government contracts, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws, revised tax law interpretations, or other potential impacts outlined in proposals on U.S. Tax Reform).
We are subject to regulation of our technical data and goods under U.S. export control laws.
As a manufacturer and exporter of defense and dual-use technical data and commodities, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations, administered by the U.S. Department of State, and the Export Administration Regulations, administered by the U.S. Department of Commerce. Collaborative agreements that we may have with foreign persons, including manufacturers and suppliers, are also subject to U.S. export control laws. In addition, we are subject to trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury.
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
We are required to comply with "conflict minerals" rules promulgated by the SEC, which impose costs on us, may make our supply chain more complex, and could adversely impact our business.
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
Our continued supply of materials is subject to a number of risks including:

•	the destruction of or damage to our suppliers' facilities or their distribution infrastructure;

•	a work stoppage or strike by our suppliers' employees;

•	the failure of our suppliers to provide materials of the requisite quality or in compliance with specifications;

•	the failure of essential equipment at our suppliers' plants;

•	the failure of our suppliers to satisfy U.S. and international import and export control laws for goods that we purchase from such suppliers;

•	the failure of our suppliers to meet regulatory standards;

•	the failure, shortage or delay in the delivery of raw materials to our suppliers;

•	contractual amendments and disputes with our suppliers; and

•	inability of our suppliers to perform as a result of global economic conditions or otherwise.
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
In order to be successful, we must attract, retain, train, motivate, develop and transition qualified executives and other key employees, including those in managerial, manufacturing and engineering positions. Identifying, developing internally or hiring externally, training and retaining qualified executives and engineers are critical to our future, and competition for experienced employees in the aerospace industry, and in particular in Wichita, Kansas where the majority of our manufacturing and executive offices are located, can be intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and share-based compensation. A significant portion of our cash-based incentive compensation is conditioned on our achievement of certain designated financial performance targets, and a portion of our share-based incentive awards is conditioned on our achievement of certain designated financial performance targets and our stock price performance, which makes the size of a particular year's awards uncertain. If employees do not receive share-based incentive awards with a value they anticipate, if our share-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, or if we do not obtain the shareholder approval needed to continue granting share-based incentive awards in the amounts we believe are necessary, our ability to attract, retain, and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.
We are subject to the requirements of the National Industrial Security Program Operating Manual ("NISPOM") for our Facility Security Clearance ("FCL"), which is a prerequisite for our ability to perform on classified contracts for the U.S. Government.
A Department of Defense ("DOD") FCL is required for a company to be awarded and perform on classified contracts for the DOD and certain other agencies of the U.S. Government. We have performed and continue to perform on classified contracts. We have obtained a FCL at the "Secret" level. If we were to violate the terms and requirements of the NISPOM or any other applicable U.S. Government industrial security regulations, we could lose our FCL. We cannot give any assurance that we will be able to maintain our FCL. If for some reason our FCL is invalidated or terminated, we may not be able to continue to perform under our classified contracts in effect at that time, and we would not be able to enter into new classified contracts, which could adversely affect our revenues.
We derive a significant portion of our net revenues from direct and indirect sales outside the United States and are subject to the risks of doing business in foreign countries.
We derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the United States. In addition, for the twelve months ended December 31, 2016, direct sales to our non-U.S. customers accounted for approximately 17% of our net revenues. We expect that our and our customers' international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

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
This risk particularly applies to products such as the Boeing B787, in respect of which our performance at the contracted price depends on our being able to achieve production cost reductions as we gain production experience (although Spirit can recoup from Boeing half of any overruns within a certain percentage of shipset prices). When we initially negotiated the B787-8 pricing, we assumed that a contractually mandated joint-effort by Boeing and Spirit to reduce costs and increase production efficiency, as well as favorable trends in volume, learning curve efficiencies and future pricing from suppliers would reduce our production costs over the life of the B787 program, thus maintaining or improving the margin on each B787 we produced. Pricing for the initial configuration of the B787-8 is generally established through 2021, with prices decreasing as cumulative volume levels are achieved. Prices are subject to adjustment for abnormal inflation (above a specified level in any year) and for certain production, schedule and other specific changes. The B787 Supply Agreement provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and to be documented by amendment once that amendment has been agreed to by the parties.
As part of a memorandum of agreement that Spirit and Boeing entered into in November 2014 (the "November 2014 MOA"), Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices, and other issues across multiple programs during 2015. Since we were unable to reach agreement with Boeing on these issues by the end of 2015, once the parties agree upon appropriate pricing for the B787-9, Boeing will be entitled to a retroactive adjustment on certain B787 payments which were based on the interim pricing. The amount we received that is subject to a retroactive adjustment was recorded as deferred revenue, and has not been recognized by us as revenue. We are engaged in discussions with Boeing concerning how to determine the subsequent B787-9 and initial B787-10 prices, and have not yet reached agreement. Our ability to successfully negotiate fair and equitable prices for these models as well as overall B787 delivery volumes and rate investments, and our ability to achieve forecasted cost improvements on all B787 models, are key factors in achieving the projected financial performance for this program. Additionally, we cannot give any assurance that our development of new technologies or capabilities will be successful or that we will be able to reduce our B787 production costs over the life of the program. A failure to reduce production costs or to obtain pricing as we have anticipated could result in the need to record additional forward losses for this program.
Many of our other production cost estimates also contain pricing terms which anticipate cost reductions over time. In addition, although we have entered into these fixed price contracts with our customers, they may nonetheless seek to re-negotiate pricing with us in the future. Any such higher costs or re-negotiations could materially adversely affect our profitability, margins and revenues.
Certain of our long-term supply agreements provide for re-negotiation of established pricing terms at specified times. In particular, pricing terms under our supply agreement with Boeing for the B737, B747, B767 and B777 programs, which accounted for 65% of our net revenues in 2016, expired in May 2013, thus activating interim pricing provisions under the Supply Agreement.

On April 8, 2014, we entered into a Memorandum of Agreement with Boeing that established pricing terms for the B737, B747, B767 and B777 programs for the period commencing on April 1, 2014 and ending on December 31, 2015. The pricing terms were not applied to the period prior to April 1, 2014 and did not apply to the 737 MAX, for which recurring pricing has not yet been agreed. Since the parties were unable to agree upon pricing on the B737, B747, B767 and B777 programs for the periods beyond 2015, an interim payment mechanism was triggered for deliveries under the supply contract commencing January 1, 2016. This interim payment mechanism is based upon existing prices, adjusted using a quantity-based price adjustment formula and specified annual escalation. The interim payment mechanism is subject to adjustment when follow-on pricing is agreed upon. Prices for commercial derivative models are to be negotiated in good faith by the parties based on then-prevailing market conditions. If the parties cannot agree on price, then they must engage in dispute resolution pursuant to agreed-upon procedures.

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
We spent $23.8 million on research and development during the twelve months ended December 31, 2016. Our expenditures on our research and development efforts may not create any new sales opportunities or increases in productivity that are commensurate with the level of resources invested.
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
Risk Factors Related to Our Capital Structure
Our substantial debt could adversely affect our financial condition and our ability to operate our business. The terms of the indentures governing our long-term bonds and our senior credit facility impose significant operating and financial restrictions on our company and our subsidiaries, which could also adversely affect our operating flexibility and put us at a competitive disadvantage by preventing us from capitalizing on business opportunities.
As of December 31, 2016, we had total debt of $1,086.7 million, including $485.2 million of borrowings under our senior credit facility, $590.7 million of long-term bonds, a $1.0 million Malaysian loan and $9.8 million of capital lease obligations. In addition to our debt, as of December 31, 2016, we had $20.7 million of letters of guarantee outstanding.
The terms of the indentures governing our long-term bonds and our senior credit facility impose significant operating and financial restrictions on us, which limit our ability, among other things, to:

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

•
having a material adverse effect on us if we fail to comply with the covenants in the senior credit facility, in the indentures governing our long-term bonds or in the instruments governing our other debt; and

•	increasing our cost of borrowing.
Our existing senior revolving credit facility, which matures on June 4, 2021, is a significant source of liquidity for our business. The failure to extend or renew this agreement could have a significant effect on our ability to invest sufficiently in our programs, fund day to day operations, or pursue strategic opportunities.
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
As of December 31, 2016, our corporate credit ratings were BBB- by Standard & Poor's Financial Services LLC ("S&P"), and Baa3 by Moody's Investors Services, Inc. ("Moody's").
The ratings reflect the agencies' assessment of our ability to pay interest and principal on our debt securities and credit agreements. A rating is not a recommendation to purchase, sell or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating agency has its own methodology for assigning ratings and, accordingly, each rating should be considered independently of all other ratings. Lower ratings would typically result in higher interest costs of debt securities when they are sold, could make it more difficult to issue future debt securities, and would require us to pledge collateral under our senior credit facility including substantially all property, plant, and equipment. In addition, a downgrade in our fixed or revolving long-term debt rating could result in an increase in borrowing costs under our senior secured credit facility and could trigger a prepayment obligation based on the excess cash flow prepayment provision under our term loan depending on our total leverage ratio. Any downgrade in our credit ratings could thus have a material adverse effect on our business or financial condition.

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

•
the authority of the board of directors to issue, without stockholder approval, up to 10 million shares of preferred stock with such terms as the board of directors may determine and an additional 54,421,352 shares of class A common stock (net of shares issued but subject to vesting requirements under our benefit plans.

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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Significant Properties

The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2016 are set forth below:

Location	Primary Use	Approximate Square Footage	Owned/Leased
United States
Wichita, Kansas(1)	Primary Manufacturing	11.3 million	Owned/Leased
	Facility/Offices/Warehouse
Tulsa, Oklahoma	Manufacturing Facility	1.8 million	Leased
McAlester, Oklahoma	Manufacturing Facility	139,600	Owned
Kinston, North Carolina	Primary Manufacturing/Office/Warehouse	840,000	Leased
United Kingdom
Prestwick, Scotland	Manufacturing Facility	976,000	Owned
Malaysia
Subang, Malaysia	Manufacturing	325,000	Owned/Leased
France
Saint-Nazaire, France	Primary Manufacturing/Office	58,800	Leased
Toulouse, France	Office	3,400	Leased
_______________________________________

(1)	94% of the Wichita facility is owned.
Our physical assets consist of 15.4 million square feet of building space located on 1,343 acres in eight facilities. We produce our fuselage systems and propulsion systems from our primary manufacturing facility located in Wichita, Kansas with some fuselage work done in our Kinston, North Carolina facility. We produce wing systems in our manufacturing facilities in Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Saint-Nazaire, France; and Subang, Malaysia. In addition to these sites, we have a facility located in McAlester, Oklahoma dedicated to supplying machined parts and sub-assemblies to the Wichita and Tulsa facilities.
The Wichita facility, including Spirit's corporate offices, is comprised of 625 acres, 7.1 million square feet of manufacturing space, 1.5 million square feet of offices and laboratories for the engineering and design group and 2.6 million square feet for support functions and warehouses. A 128,000 square foot expansion of the Composite Fuselage Facility was completed in June 2016. This expansion is in support of the B787 program. Additionally, a 49,000 square foot expansion was completed in October 2016. This expansion supports Propulsion programs. A total of 341,000 square feet are currently vacant, with much of that space planned for backfill to support increases in rates. The Wichita site has access to transportation by rail, road and air. For air cargo, the Wichita site has access to the runways of McConnell Air Force Base.
The Tulsa facility consists of 1.8 million square feet of building space set on 160 acres. The Tulsa plant is located five miles from an international shipping port (Port of Catoosa) and is located next to the Tulsa International Airport. In December 2014 Spirit transferred the Gulfstream G280 and G650 wing packages to Triumph Group Inc. Triumph currently subleases 296,000 square feet of the Tulsa plant for manufacturing purposes. The sublease includes 261,000 square feet of manufacturing space and 35,000 square feet of office space. The McAlester site, which manufactures parts and sub-assemblies primarily for the Tulsa facility, consists of 139,600 square feet of building space on 89 acres.
The Prestwick facility consists of 976,000 square feet of building space, comprised of 514,000 square feet of manufacturing space, 254,000 square feet of office space, and 209,000 square feet of warehouse/support space. This facility is set on 100 acres. A 24,000 square foot paint complex was completed in May 2016. The Prestwick plant is located on the west coast of Scotland, approximately 33 miles south of Glasgow, within close proximity to the motorway network that provides access between England and continental Europe. It is also easily accessible by air (at Prestwick International Airport) or by sea. We lease a portion of our Prestwick facility to the Regional Aircraft division of BAE Systems and certain other tenants.
The Malaysian manufacturing plant is located at the Malaysia International Aerospace Center (MIAC) in Subang. The 325,000 square foot leased facility is set on 45 acres and is centrally located with easy access to Kuala Lumpur, Malaysia's capital city, as well as nearby ports and airports. The facility assembles composite panels for wing components. The total square footage includes a 65,000 square foot warehouse and a 2,600 square foot paint storage building, both of which are owned by Spirit and were constructed in 2012 for shipping/receiving and parts storage to make room for additional manufacturing space in the existing building.
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
The Kinston, North Carolina facility supports the manufacturing of composite panels and wing components. The primary manufacturing site and off-site leased spaces total 318 acres and 840,000 square feet. In addition to the primary manufacturing facility, this includes three additional buildings leased from the NC Global Transpark Authority: a 27,800 square foot warehouse/office supporting receiving needs, a 26,400 square foot warehouse providing tooling storage, and a 121,000 square foot manufacturing facility supporting light manufacturing. An 11,500 square foot expansion to the existing Autoclave & Shipping Center was completed in October 2015.
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
Tom C. Gentile III, 52. Mr. Gentile became President and Chief Executive Officer on August 1, 2016. From April 2016 to July 2016, Mr. Gentile served as Executive Vice President and Chief Operating Officer. From 2014 to his appointment with the Company, Mr. Gentile served as President and Chief Operating Officer of GE Capital where he oversaw GE Capital’s global operations, IT and capital planning and served on its board of directors. Mr. Gentile had been employed by GE since 1998, and prior to his most recent position, held the position of President and CEO of GE Healthcare’s Healthcare Systems division from 2011 until 2014 and the position of President and CEO of GE Aviation Services from 2008 until 2011. Mr. Gentile received his Bachelor of Arts degree in economics and Master of Business Administration degree from Harvard University, and also studied International Relations at the London School of Economics.
Stacy Cozad, 46. Ms. Cozad joined Spirit as Senior Vice President, General Counsel and Corporate Secretary on January 4, 2016. Prior to joining Spirit, she served as Southwest Airlines' associate general counsel for litigation from October 2006 to December 2015, overseeing all litigation for the airline. Prior to that Ms. Cozad was an associate and partner in private law practices from September 1997 to September 2006, working on high-profile litigation cases. Ms. Cozad earned a Bachelor of Arts degree in behavioral science from Concordia University Texas and her Juris Doctor degree from Pepperdine University.

Duane Hawkins, 58.  Mr. Hawkins became Senior Vice President and General Manager of Boeing and Defense Programs in July 2015. From July 2013 to June 2015, Mr. Hawkins served as Senior Vice President - Operations. In that position, he had responsibility and oversight for Defense, Supply Chain Management, Fabrication, Global Quality, and Operations, including global footprint, Manufacturing Engineering, Industrial Engineering, Lean and Tooling. Prior to joining Spirit, Mr. Hawkins was Vice President, Deputy Air Warfare Systems at Raytheon Missile Systems. From 2010 to 2012, Mr. Hawkins was Vice President, Deputy Land Combat Systems at Raytheon Missile Systems. Prior positions at Raytheon Missile Systems also include Vice President, Deputy Supply Chain Management and Standard Missile Program Director.  From 1994 to 2001, Mr. Hawkins was President of Defense Research Inc., and from 1993 to 1994 he was Vice President, Engineering at the company. He was factory manager for Hughes Missile Systems/ General Dynamics from 1991 to 1993, and Chief of Manufacturing Engineering for General Dynamics Missile Systems from 1988 to1991. Mr. Hawkins holds a Bachelor of Science degree in manufacturing/industrial engineering from Brigham Young University and an MBA from Regis University.
Sanjay Kapoor, 56. Mr. Kapoor became Executive Vice President and Chief Financial Officer in August 2016. From September 2013 to July 2015, Mr. Kapoor served as Senior Vice President and Chief Financial Officer. Mr. Kapoor joined Spirit from Raytheon where he most recently served as Vice President of Integrated Air & Missile Defense for Raytheon Integrated Defense Systems (IDS). Prior to this role, Mr. Kapoor was IDS Vice President of Finance and Chief Financial Officer from 2004 to 2008. Mr. Kapoor also served as CFO at United Technologies’ Pratt and Whitney Power Systems Division. His tenure at Pratt and Whitney also included roles as Director of Aftermarket Services for the Power Systems Business, controller for the Turbine Module Center and business manager for new commercial programs. Mr. Kapoor received his bachelor’s degree in technology from the Indian Institute of Technology and a dual Masters of Business Administration degree in finance and entrepreneurial management from The Wharton School at the University of Pennsylvania.
Krisstie Kondrotis, 51. Ms. Kondrotis became Senior Vice President - Business Development and Business & Regional Jets in August 2016. From December 2014 to July 2016, Ms. Kondrotis served as Senior Vice President- Business Development. Prior to joining Spirit, she served as Sector Vice President for Business Development at Northrop Grumman Corporation from 2013 to December 2014, Executive Vice President for Business Development and Strategy at CACI, International from 2011 to 2013, Vice President for Business Development and Strategy at General Dynamics Information Technology - Intelligence Solutions Division from 2007 to 2011 and Director of F-22 Business Development at Lockheed Martin Corporation from 2005 to 2007. She is a Syracuse University National Security Studies fellow, and is a graduate of the Lockheed Martin Program Management Institute at Carnegie Mellon University. She holds a Masters of Business Administration in Operations Management from Regis University, Denver, Colorado, and a Bachelor of Science in Finance from University of Northern Colorado, Greeley.
Michelle J. Lohmeier, 54.  Ms. Lohmeier became Senior Vice President and General Manager of Airbus Programs in June 2015. Ms. Lohmeier has extensive aerospace experience from several positions at Raytheon Company, most recently as Vice President of the Land Warfare Systems product line at Raytheon Missile Systems. In that position, Lohmeier had responsibility for the development and production of all Army and United States Marine Corps (USMC) missile programs. Previously, Ms. Lohmeier was the program director for the design, development and production implementation of the Standard Missile-6 weapon system for the United States Navy. Ms. Lohmeier also served as the production chief engineer for the AMRAAM Program. In addition, Ms. Lohmeier directed Software Engineering, where she was responsible for software development, software quality and configuration management for all Missile Systems programs. She began her career with Hughes Aircraft Company in 1985 as a system test engineer. Ms. Lohmeier earned a bachelor’s degree and a master’s degree in systems engineering from the University of Arizona.
Samantha J. Marnick, 46.  Ms. Marnick became Executive Vice President - Chief Administration Officer in August 2016. From October 2012 to July 2016, Ms. Marnick served as Senior Vice President - Chief Administration Officer. From January 2011 to September 2012, Ms. Marnick served as Senior Vice President of Corporate Administration and Human Resources. From March 2008 to December 2010, Ms. Marnick served as Vice President Labor Relations & Workforce Strategy responsible for labor relations, global human resource project management office, compensation and benefits, and workforce planning. Ms. Marnick previously served as Director of Communications and Employee Engagement from March 2006 to March 2008. Prior to joining the Company, Ms. Marnick was a senior consultant and Principal for Mercer Human Resource Consulting holding management positions in both the United Kingdom and in the United States. Prior to that Ms. Marnick worked for Watson Wyatt, the UK's Department of Health and Social Security and The British Wool Marketing Board. Ms. Marnick holds a master's degree from the University of Salford in Corporate Communication Strategy and Management.

John Pilla, 57.   Mr. Pilla became Senior Vice President of Engineering and Chief Technology Officer in June 2015. Prior to that, Mr. Pilla served as the Senior Vice President/General Manager - Airbus and A350 XWB Program Management from May 2013 through June 2015. Mr. Pilla previously served as the Senior Vice President/General Manager, Propulsion Systems Segment from July 2009 through May 2013 as well as the Senior Vice President/General Manager of the Wing Segment from September 2012 through May 2013. From July 2011 to May 2013, he was also responsible for the Aftermarket Customer Support Organization. From April 2008 to July 2009, Mr. Pilla was Chief Technology Officer of Spirit Holdings and he served as Vice President/General Manager-787 of Spirit Holdings and/or Spirit, a position he assumed at the date of the Boeing Acquisition in June 2005 and held until March 2008. He received his master's degree in Aerospace Structures Engineering and a Masters of Business Administration degree from Wichita State University.
Ron Rabe, 51.    Mr. Rabe became a Senior Vice President of Operations in June 2015. Most recently, Mr. Rabe was Eaton Corporation’s vice president of global manufacturing and supply chain, vehicle group from June 2011 to June 2015. In that role he had responsibility for global operations of more than 40 sites, including with respect to supply chain, quality, materials, advanced manufacturing and lean manufacturing. From September 2009 to June 2011 Rabe worked at Eaton Aerospace Group, leading global operations on conveyance systems and operational support for the F-35, CH-53K, 787, and A350 new programs. Mr. Rabe also led operations for the global vehicle group and was responsible for opening new sites in China, India and Mexico from 2000 to 2009. He started his career at the Boeing Company in Wichita in 1986. Mr. Rabe holds a Bachelor of Science degree from Newman University and a Masters of Business Administration degree from Ross School of Business at University of Michigan in Ann Arbor.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A common stock has been quoted on the NYSE under the symbol "SPR" since November 21, 2006. Prior to that time, there was no public market for our stock. As of February 2, 2017, there were approximately 816 holders of record of class A common stock. However, we believe that many additional holders of our class A common stock are unidentified because a substantial number of shares are held of record by brokers or dealers for their customers in street names. The closing price on February 2, 2017 was $54.70 per share as reported by the NYSE.
As of October 13, 2016, the remaining shares of our class B common stock were converted into class A common stock and as a result no shares of class B common stock remain outstanding. Our class B common stock is neither listed nor publicly traded.
The following table sets forth for the indicated periods the high and low closing sales price for our class A common stock on the NYSE.

	2016		2015
Fiscal Quarter	High	Low	High	Low
1st	$50.70	$40.50	$52.46	$41.89
2nd	$48.98	$41.74	$56.35	$50.33
3rd	$46.13	$41.61	$57.16	$47.62
4th	$61.26	$44.54	$55.67	$47.68
Dividend Policy
We did not pay any cash dividends in 2016 or 2015. On November 1, 2016 the Company announced that its Board of Directors declared a $0.10 per share quarterly cash dividend on the outstanding common stock of the Company which totaled $12.0 million and was paid on January 9, 2017 to shareholders of record at the close of business on December 19, 2016. On January 27, 2017, the Company announced that its Board of Directors declared a $0.10 per share quarterly cash dividend on the outstanding common stock of the Company payable on April 10, 2017 to shareholders of record at the close of business on March 20, 2017. Any future determination to continue to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which we may be a party. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all.
Securities Authorized for Issuance under Equity Compensation Plans
The following table represents restricted shares outstanding under the Omnibus Incentive Plan as of December 31, 2016.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Restricted Stock Awards
Equity compensation plans approved by security holders(1)(2)	341,690	(3)	N/A	7,116,555
Equity compensation plans not approved by security holders(2)	—		—	—
Total	341,690	(3)	$—	7,116,555
_______________________________________

(1)
Approved by previous security holders in place before our initial public offering. Amendments were approved by the Company's stockholders in 2008 and 2011. On April 30, 2014, the Company’s Board of Directors approved an Omnibus Incentive Plan

(the “Omnibus Plan”), which replaced the Long-Term Incentive Plan (the “Prior Plan”). The Omnibus Plan was subsequently approved by the Company’s stockholders at the Company’s 2014 annual stockholder’s meeting. No new awards will be granted under the Prior Plan. Outstanding awards under the Prior Plan will continue to be governed by the terms of such plan until terminated or canceled. The adoption of the Omnibus Plan was non-dilutive to the Company's stockholders.

(2)
Our equity compensation plan provides for the issuance of incentive awards to officers, directors, employees and consultants in the form of stock appreciation rights, restricted stock, restricted stock units and deferred stock, in lieu of cash compensation.

(3)
Represents the maximum amount of additional shares that may be issued as performance-based LTI awards under the Omnibus Plan based on the Company’s total shareholder return ("TSR") relative to the TSR of a group of the Company’s peers over three-year performance periods ending April 30, 2017, December 31, 2017 and December 31, 2018. The amount of shares that could be granted under these awards may range from 0-200% based on our TSR performance. On the initial grant dates for these performance-based awards, the Company grants shares of restricted stock in the amount that would vest after the completion of the three-year measuring period if the Company achieves target TSR by ranking at 50% in the peer group. If the Company’s TSR percentile ranking relative to its peer group achieves the maximum performance goal by ranking at 90% or greater, the amount of shares awarded will equal 200% of the target, and these additional shares that would be issued upon achievement of maximum performance (in excess of the amount of shares that vest at target performance, which have already been issued) are represented by the specified amount in the table under this item.

Stock Performance
The following graph shows a comparison from December 31, 2011 through December 31, 2016 of cumulative total return of our class A common stock, Standard & Poor's 500 Stock Index, and the Standard & Poor's 500 Aerospace & Defense Index. Such returns are based on historical results and are not intended to suggest future performance. We did not make any dividend payments on our class A common stock during the period covered by the following graph.

	INDEXED RETURNS Years Ending
Company/Index	Base Period 12/31/11	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Spirit AeroSystems Holdings, Inc.	100	81.67	164.00	207.12	240.95	281.28
S&P 500 Index	100	116.00	153.57	174.60	177.01	198.18
S&P 500 Aerospace & Defense Index	100	114.56	177.48	197.77	208.52	247.93

Issuer Purchases of Equity Securities
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
During the twelve month period ended December 31, 2016, the Company repurchased 14.2 million shares of its class A common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934 for $649.6 million, which consisted of the remaining $50.0 million balance from the 2015 Share Repurchase Program and the entirety of the 2016 Repurchase Program.
On November 1, 2016 the Company announced that our Board of Directors authorized a share repurchase program for the purchase of up to $600.0 million of our common stock (the "2017 Share Repurchase Program").
During the three months ended December 31, 2016 we did not repurchase any of our common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Item 6.    Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA
The following table sets forth our selected consolidated financial data for each of the periods indicated. Financial data is derived from the audited consolidated financial statements of Spirit Holdings. The audited consolidated financial statements for the years ended December 31, 2016, December 31, 2015 and December 31, 2014 are included in this Annual Report. You should read the information presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our combined and consolidated financial statements and related notes contained elsewhere in the Annual Report.

	Spirit Holdings
	Twelve Months Ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
	(Dollars in millions, except per share data)
Statement of Income Data:
Net revenues	$6,792.9	$6,643.9	$6,799.2	$5,961.0	$5,397.7
Cost of sales(1)	5,803.6	5,532.3	5,711.0	6,059.5	5,245.3
Selling, general and administrative expenses(2)	228.3	220.8	233.8	200.8	172.2
Impact of severe weather event	12.1	—	—	30.3	(146.2)
Research and development	23.8	27.8	29.3	34.7	34.1
Loss on divestiture of programs(3)	—	—	471.1	—	—
Operating income (loss)	725.1	863.0	354.0	(364.3)	92.3
Interest expense and financing fee amortization	(57.3)	(52.7)	(88.1)	(70.1)	(82.9)
Other (expense) income, net	(7.3)	(2.2)	(3.5)	3.6	2.0
Income (loss) before income taxes and equity in net income (loss) of affiliates	660.5	808.1	262.4	(430.8)	11.4
Income tax (provision) benefit	(192.1)	(20.6)	95.9	(191.1)	24.1
Equity in net income (loss) of affiliates	1.3	1.2	0.5	0.5	(0.7)
Net income (loss)	$469.7	$788.7	$358.8	$(621.4)	$34.8
Net income (loss) per share, basic	$3.72	$5.69	$2.55	$(4.40)	$0.24
Shares used in per share calculation, basic	126.1	138.4	140.0	141.3	140.7
Net income (loss) per share, diluted	$3.70	$5.66	$2.53	$(4.40)	$0.24
Shares used in per share calculation, diluted	127.0	139.4	141.6	141.3	142.7
Dividends declared per common share	$0.10	$—	$—	$—	$—

	Spirit Holdings
	Twelve Months Ended
	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
	(Dollars in millions)
Other Financial Data:
Cash flow provided by (used in) operating activities	$716.9	$1,289.7	$361.6	$260.6	$544.4
Cash flow used in investing activities	$(253.4)	$(357.4)	$(239.6)	$(268.2)	$(248.8)
Cash flow used in financing activities	$(718.7)	$(351.1)	$(164.2)	$(13.9)	$(34.6)
Capital expenditures	$(254.0)	$(360.1)	$(220.2)	$(234.2)	$(236.1)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$697.7	$957.3	$377.9	$420.7	$440.7
Accounts receivable, net	$660.5	$537.0	$605.6	$550.8	$420.7
Inventories, net	$1,515.3	$1,774.4	$1,753.0	$1,842.6	$2,410.8
Property, plant & equipment, net	$1,991.6	$1,950.7	$1,783.6	$1,803.3	$1,698.5
Total assets	$5,405.2	$5,764.5	$5,162.7	$5,107.2	$5,415.3
Total debt	$1,086.8	$1,120.2	$1,153.5	$1,167.3	$1,176.2
Long-term debt	$1,060.0	$1,085.3	$1,144.1	$1,150.5	$1,165.9
Total equity	$1,928.8	$2,120.0	$1,622.0	$1,481.0	$1,996.9
________________________________

(1)
Included in 2016 costs of sales are net forward loss charges of $118.2 million. Included in 2015 costs of sales are net favorable changes in estimates on loss programs totaling $10.8 million. Included in 2014 costs of sales are net favorable changes in estimates on loss programs totaling $26.1 million. Included in 2013 cost of sales are forward loss charges of $1,133.3 million. Included in 2012 cost of sales are forward loss charges of $644.7 million. Includes cumulative catch-up adjustments of $36.6 million, $41.6 million, $60.4 million, $95.5 million and $14.7 million for periods prior to the twelve months ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(2)
Includes non-cash stock compensation expenses of $42.5 million, $26.0 million, $16.4 million, $19.6 million and $15.3 million for the respective periods starting with the twelve months ended December 31, 2016.

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
Recent Events
On January 27, 2017, the Company announced that its Board of Directors declared a $0.10 per share quarterly cash dividend on the outstanding common stock of the Company payable on April 10, 2017 to shareholders of record at the close of business on March 20, 2017.

Overview
We are one of the largest independent non-OEM (original equipment manufacturer) aircraft parts designers and manufacturers of commercial aerostructures in the world, based on annual revenues, as well as the largest independent supplier of aerostructures to Boeing. In addition, we are one of the largest independent suppliers of aerostructures to Airbus. Boeing and Airbus are the two largest aircraft OEMs in the world. Aerostructures are structural components, such as fuselages, propulsion systems and wing systems for commercial and military aircraft. For the twelve months ended December 31, 2016, we generated net revenues of $6,792.9 million and net income of $469.7 million.
We are organized into three principal reporting segments: (1) Fuselage Systems, which includes forward, mid and rear fuselage sections, (2) Propulsion Systems, which includes nacelles, struts/pylons and engine structural components, and (3) Wing Systems, which includes wings, wing components, flight control surfaces and other miscellaneous structural parts. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Fuselage Systems segment manufactures products at our facilities in Wichita, Kansas and Kinston, North Carolina, with an assembly plant in Saint-Nazaire, France for the A350 XWB program. The Propulsion Systems segment manufactures products at our facility in Wichita, Kansas. The Wing Systems segment manufactures products at our facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; and Kinston, North Carolina. Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 26%, 22% and less than 1%, respectively, of our net revenues for the twelve months ended December 31, 2016.

Market Trends
The financial health of the commercial airline industry has a direct and significant effect on our commercial aircraft programs. The global industry is believed to have achieved a net profit in 2016, which marked the seventh straight year of overall airline profit. 2017 is expected to continue the pattern of profitability, though the overall profit is forecasted to decline slightly relative to 2016. Key drivers of airline profitability, and consequently, demand for commercial aircraft include airline passenger and cargo traffic trends. Principal factors influencing traffic levels are economic growth and political stability. Any significant downturn in global or regional economic stability, or exogenous shocks such as warfare, terrorism or a pandemic, could suppress traffic and negatively affect demand for our key customers' products.
Demand for commercial aerostructures is driven by demand for new aircraft. The combined Boeing and Airbus backlogs have increased more than 80% since December 2009. The year-end 2016 combined backlog was 12,589 aircraft. High backlog levels are expected to continue to drive increasing production forecasts in the near term from both Boeing and Airbus.
Management’s Focus
The Company’s focus is on ensuring that our quality and operational and cost performance are world class. As part of our efforts to position the Company for future success, we completed several key initiatives in 2016 by focusing on restructuring and reducing our internal costs, continued execution on the A350 program, and cash generation with disciplined cash deployment.

As we continue to position the Company for future success, our focus in 2017 will revolve around executing our supply chain strategy, improving our productivity, and meeting our customers’ requirements for production rate changes. Additionally, we will strive to become more innovative by investing in technology and automation. These investments will be aimed at reducing costs and allowing us to meet increasing production rates on many of our programs as well as ensuring we are remaining competitive for the next generation of aircraft. Additionally, we will focus on positioning ourselves for growth within both the commercial and defense markets. Considering the strong demand for commercial aircraft and the expected continued need for defense aircraft for the foreseeable future, both markets offer possibilities for growth.
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
The changes in revenue and cost estimates during the second quarter of 2016 (as described above) resulted in an additional forward loss charge of $135.7 million on the A350 XWB Fuselage program and an $8.2 million favorable cumulative catch-up adjustment on the A350 XWB Wing program. Increased scrap and rework as well as increased production labor costs resulted in an additional net forward loss charge of $6.1 million recorded during the fourth quarter of 2016.
Although the Airbus 2016 MOA was a comprehensive agreement which that reduced financial risk, strengthened our partnership with Airbus and positioned Spirit to extend our collaboration with them in the future, the Company could record additional forward loss charges if there are further changes to revenue and cost estimates and/or if risks are not mitigated.

B787 Program
As we continue on our second contract block on the B787 program, our performance for this program depends on our continued ability to achieve cost reductions in our manufacturing and support labor and supply chain as well as our ability to successfully negotiate fair and equitable prices on the B787-9 and B787-10.
We regularly commence work and incorporate customer-directed changes prior to negotiating pricing terms for engineering work, work related to the modification of the product, and/or other statement of work. We typically have the legal right to negotiate pricing for customer-directed changes. In those cases, we assert to our customers our contractual rights to be paid the additional revenue or cost reimbursement the Company expects to receive upon finalizing pricing terms.
Our supply agreement for the B787 program (the "B787 Supply Agreement") provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and documented by amendment once that amendment has been agreed to by the parties. As part of the November 2014 MOA, Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices, and other issues across multiple programs during 2015. Since we were unable to reach agreement with Boeing on these issues by the end of 2015, once the parties agree upon appropriate pricing for the B787-9, Boeing will be entitled to a retroactive adjustment on certain B787 payments which were based on the interim pricing. The amount we received that is subject to a retroactive adjustment was recorded as deferred revenue, and has not been recognized by us as revenue. We are engaged in discussions with Boeing concerning how to determine the subsequent B787-9 and initial B787-10 prices, and have not yet reached agreement. Our ability to successfully negotiate fair and equitable prices for these models as well as overall B787 delivery volumes and rate investments, and our ability to achieve forecasted cost improvements on all B787 models, are key factors in achieving the projected financial performance for this program.
For B787-9 and B787-10 deliveries in our second B787 contract block, we have applied the applicable accounting guidance for unpriced change orders in estimating total block revenues which will be updated as part of the Company’s Estimate at Completion process until the final pricing is negotiated. Pending final price negotiations, we have estimated revenue for B787-9 and B787-10 deliveries to include assumptions around changes from the contract configuration baseline for each B787 model. See Note 2 "Summary of Significant Accounting Policies," for additional detail.
Boeing Legacy Programs
On April 8, 2014, we entered into a Memorandum of Agreement with Boeing that established pricing terms for the B737, B747, B767 and B777 programs for the period commencing on April 1, 2014 and ending on December 31, 2015, under the Company's long-term supply contract with Boeing covering products for such programs. The new pricing terms were not applied to the period prior to April 1, 2014. The new prices do not apply to the 737 MAX, for which recurring pricing has not yet been agreed. Since the parties have been unable to agree upon pricing on the B737, B747, B767 and B777 programs for the periods beyond 2015, an interim payment mechanism has been triggered for deliveries under the supply contract commencing January 1, 2016. This interim payment mechanism is based upon existing prices, adjusted using a quantity-based price adjustment formula and specified annual escalation. The interim payment mechanism is subject to adjustment when follow-on pricing is agreed upon. Prices for commercial derivative models are to be negotiated in good faith by the parties based on then-prevailing market conditions. If the parties cannot agree on price, then they must engage in dispute resolution pursuant to agreed-upon procedures.
In February 2016, Spirit's contract with Boeing, which allowed Spirit to manufacture and sell spare parts to parties other than Boeing using Boeing intellectual property, was not renewed. This contract was not a material component of our business.
Program Inventory
Program inventory as a percentage of total assets was 28%, 31% and 34% at December 31, 2016, 2015 and 2014, respectively. The change in inventory in 2016 was primarily due to a decline in inventory for the A350 XWB program, primarily driven by an increase in the forward loss provision due to forward loss charges recognized during 2016. Under the percentage-of-completion method of contract accounting, investments in new and maturing contracts, including contractual pre-production costs and recurring production costs in excess of the projected average cost to manufacture all units in the contract block, initially accumulate in inventory for the related contract. Typically once production has reached a point where the cost to produce a shipset falls below such projected average cost, the inventory balance for such program begins to decrease. Deferred inventory costs are evaluated for recoverability through their inclusion in the total costs used in the calculation of each contract block's estimated profit margin. When the estimated total contract block costs exceed total estimated contract block revenues, a forward loss is recorded and an inventory reserve is established.
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
Our effective tax rate may be adversely impacted by, among other things, changes in U.S. and non-U.S. tax laws in the countries in which we operate, and changes in the mix of our earnings among countries with differing statutory tax rates.  The Trump Administration has included as part of its agenda a potential reform of U.S. tax laws. In addition, the “Tax Reform Blueprint” published by the House of Representatives includes a framework for the potential issues that may affect our tax position. The content of final legislation, the timing for enactment and the reporting periods that would be impacted cannot be determined at this time.
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
New Accounting Standards
For a listing of new accounting standards see Note 2, "Summary of Significant Accounting Policies - New Accounting Standards."

Results of Operations
The following table sets forth, for the periods indicated, certain of our operating data:

	Twelve Months Ended
	December 31, 2016(1)	December 31, 2015(1)(2)	December 31, 2014(2)
	($ in millions)
Net revenues	$6,792.9	$6,643.9	$6,799.2
Cost of sales	5,803.6	5,532.3	5,711.0
Gross profit	989.3	1,111.6	1,088.2
Selling, general and administrative expenses	228.3	220.8	233.8
Impact of severe weather event	12.1	—	—
Research and development	23.8	27.8	29.3
Loss on divestiture of programs (see Note 26)	—	—	471.1
Operating income	725.1	863.0	354.0
Interest expense and financing fee amortization	(57.3)	(52.7)	(88.1)
Other expense, net	(7.3)	(2.2)	(3.5)
Income before income taxes and equity in net income of affiliate	660.5	808.1	262.4
Income tax (provision) benefit	(192.1)	(20.6)	95.9
Income before equity in net income of affiliate	468.4	787.5	358.3
Equity in net income of affiliate	1.3	1.2	0.5
Net income	$469.7	$788.7	$358.8
_______________________________________

(1)	See "Twelve Months Ended December 31, 2016 as Compared to Twelve Months Ended December 31, 2015" for detailed discussion of operating data.

(2)	See "Twelve Months Ended December 31, 2015 as Compared to Twelve Months Ended December 31, 2014" for detailed discussion of operating data.

Comparative shipset deliveries by model are as follows:

	Twelve Months Ended
Model	December 31, 2016	December 31, 2015	December 31, 2014
B737	500	502	493
B747	8	15	18
B767	25	18	14
B777	96	102	99
B787	127	126	118
Total Boeing	756	763	742
A320 Family(1)	574	494	505
A330/340(2)	74	77	113
A350	69	37	16
A380	22	24	29
Total Airbus	739	632	663
Business/Regional Jets(3)	88	62	140
Total	1,583	1,457	1,545
_______________________________________

(1)	Third quarter 2016 A320 deliveries have been updated to include composite units. A320 deliveries were 135 and 427 for the three and nine month periods ended September 29, 2016, respectively.

(2)	Airbus publicly announced reduction in A330 production rate.

(3)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.
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
Net revenues by prime customer are as follows:

	Twelve Months Ended
Prime Customer	December 31, 2016	December 31, 2015	December 31, 2014
	($ in millions)
Boeing	$5,502.6	$5,596.6	$5,619.9
Airbus	992.7	760.5	710.4
Other(1)	297.6	286.8	468.9
Total net revenues	$6,792.9	$6,643.9	$6,799.2
_______________________________________

(1)	In December 2014, Spirit divested the Gulfstream G280 and G650 wing work packages to Triumph.

Changes in Estimates
During the twelve months ended December 31, 2016, we recognized total changes in estimates of ($81.6) million which includes net forward loss charges of $118.2 million and favorable cumulative catch-up adjustments related to periods prior to 2016 of $36.6 million. Net forward loss charges were primarily driven by various disruption and production inefficiencies related to achieving production rate increases on the A350 XWB Fuselage program. Favorable cumulative catch-up adjustments for the periods prior to 2016 were primarily driven by productivity and efficiency improvements, favorable cost performance, mitigation of risk on maturing programs and favorable pricing negotiations on a maturing program.
During the twelve months ended December 31, 2015, we recognized total changes in estimates of $52.4 million which includes favorable cumulative catch-up adjustments related to periods prior to 2015 of $41.6 million and favorable changes in estimates on loss programs of $10.8 million, which is net of forward loss charges of $6.9 million. Favorable cumulative catch-up adjustments for the periods prior to 2015 and changes in estimates on loss programs were primarily driven by productivity and efficiency improvements, favorable cost performance, mitigation of risk, benefits from increased production rates related to the absorption of fixed costs and favorable pricing negotiations on a maturing program. Forward loss charges were due to a production rate decrease on a mature program.
During the twelve months ended December 31, 2014, we recognized total changes in estimates of $86.5 million which includes favorable cumulative catch-up adjustments related to periods prior to 2014 of $60.4 million and favorable changes in estimates on loss programs of $26.1 million, which is net of forward loss charges of $1.2 million. Favorable cumulative catch-up adjustments for the periods prior to 2014 and changes in estimates on loss programs were primarily driven by productivity and efficiency improvements, favorable cost performance, mitigation of risk, benefits from increased production rates related to the absorption of fixed costs, increased statement of work on mature programs and favorable pricing negotiations on a maturing program.

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
Twelve Months Ended December 31, 2016 as Compared to Twelve Months Ended December 31, 2015
Net Revenues.    Net revenues for the twelve months ended December 31, 2016 were $6,792.9 million, an increase of $149.0 million, or 2%, compared with net revenues of $6,643.9 million for the prior year. The increase was primarily due to higher production deliveries on the A350 XWB and B767, higher revenues recognized on certain nonrecurring Boeing programs and one-time claim settlements with customers, partially offset by lower production deliveries on the B747 and B777 and lower revenue recognized on the B787 program in accordance with pricing terms under the B787 Supply Agreement, all of which net to a $141.4 million increase in revenue. Approximately 96% of Spirit’s net revenues in 2015 came from our two largest customers, Boeing and Airbus.
Deliveries to Boeing decreased to 756 shipsets during 2016, compared to 763 shipsets delivered in the prior year, as decreased production deliveries on the B747 and B777 offset increased production deliveries on the B767 and B787. Deliveries to Airbus increased by 17% to 739 shipsets during 2016, compared to 632 shipsets delivered in the prior year, primarily driven by higher production of the A320 and A350 XWB programs. Production deliveries of business/regional jet wing and wing components increased to 88 shipsets during 2016, compared to 62 shipsets delivered in the prior year. In total, shipset deliveries increased 9% to 1,583 shipsets in 2016 compared to 1,457 shipsets in 2015.
Gross Profit.    Gross profit was $989.3 million for the twelve months ended December 31, 2016, as compared to $1,111.6 million for the same period in the prior year. The decrease in gross profit was primarily driven by the recognition of forward loss charges on the A350 XWB fuselage program during 2016.
SG&A and Research and Development.    SG&A expense was $7.5 million higher for the twelve months ended December 31, 2016, as compared to the same period in the prior year, primarily due to expenses related to executive retirements and severance including stock compensation. Research and development expense for the twelve months ended December 31, 2016 was $4.0 million lower, as compared to the same period in the prior year, due to fewer internal projects underway.
Impact of Severe Weather Event.    During the fourth quarter of 2016, the Company recorded a $12.1 million charge against operating income related to the aftermath of Hurricane Matthew which caused the Company's Kinston, North Carolina site operations to temporarily shut down.
Operating Income.    Operating income for the twelve months ended December 31, 2015 was $725.1 million, which was $137.9 million lower than operating income of $863.0 million for the prior year. The decrease in operating income was primarily the result of net forward loss charges recognized during the second quarter of 2016.
Interest Expense and Financing Fee Amortization.    Interest expense and financing fee amortization for the twelve months ended December 31, 2016 includes $38.0 million of interest and fees paid or accrued in connection with long-term debt and $19.3 million in amortization of deferred financing costs and original issue discount, compared to $45.8 million of interest and fees paid or accrued in connection with long-term debt and $6.9 million in amortization of deferred financing costs and original issue discount for the prior year. During 2016, we recognized $15.8 million in interest expense for the write-down of deferred financing costs, original issue discount and third party fees and a call premium resulting from the financing activities that occurred during the second quarter of 2016 which included the amendment and restatement of our senior credit agreement and redemption of our senior notes due in 2020 using proceeds from the issuance of our senior notes due in 2026. In March 2015, we entered into Amendment No. 5 to our senior credit facility which resulted in a loss on extinguishment of debt charge of $3.6 million. Additionally, interest expense for 2016 reflects lower average interest rates on our term loan and bonds compared to the prior year.
Other Expense, net.    Other expense, net for the twelve months ended December 31, 2016 was $7.3 million, compared to $2.2 million for the same period in the prior year. Other expense, net during 2016 was primarily driven by foreign exchange rate losses as the British Pound value weakened against the U.S. Dollar.
Provision for Income Taxes.   The income tax provision for the twelve months ended December 31, 2016, was $192.1 million compared to $20.6 million for the prior year. The 2016 effective tax rate was 29.1% as compared to 2.6% for 2015. The difference in the effective tax rate recorded for 2016 as compared to 2015 is primarily related to the release of the valuation allowance on U.S. federal deferred tax assets in 2015. The decrease from the U.S. statutory tax rate is attributable primarily to the inclusion of the tax effects of the U.S. qualified domestic production activities deduction, foreign rates less than the U.S. rate, the generation of state income tax credits, excess tax benefits in respect of share-based compensation in the income tax provision and federal research tax credits.

Segments.    The following table shows segment revenues and operating income for the twelve months ended December 31, 2016, 2015 and 2014:

	Twelve Months Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	($ in millions)
Segment Revenues
Fuselage Systems	$3,498.8	$3,447.0	$3,354.9
Propulsion Systems	1,777.3	1,750.7	1,737.2
Wing Systems	1,508.7	1,437.7	1,695.9
All Other	8.1	8.5	11.2
	$6,792.9	$6,643.9	$6,799.2
Segment Operating Income (Loss)(1)
Fuselage Systems	$468.6	$607.3	$557.3
Propulsion Systems	325.9	378.2	354.9
Wing Systems	223.6	178.5	244.6
All Other	1.6	1.3	3.4
	1,019.7	1,165.3	1,160.2
Corporate SG&A	(228.3)	(220.8)	(233.8)
Unallocated impact of severe weather event (See Note 27)	(12.1)	—	—
Research and development	(23.8)	(27.8)	(29.3)
Unallocated cost of sales(2)	(30.4)	(53.7)	(72.0)
Loss on divestiture of programs (see Note 26)	—	—	(471.1)
Total operating income (loss)	$725.1	$863.0	$354.0
_______________________________________

(1)
Inclusive of forward losses, changes in estimates on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2016, 2015 and 2014 are further detailed in the segment discussions below and in Note 3, "Changes in Estimates."

(2)
For 2016, includes charges of $13.8 million and $23.6 million, related to warranty reserve and early retirement incentives, respectively, offset by $7.9 million for the settlement of historical claims with suppliers. In 2015, includes charges of $40.7 million, $0.8 million, and $6.4 million related to warranty reserve, reduction in workforce and unallocated inventory write-offs, respectively. For 2014, includes charges of $52.7 million, $6.0 million, and $13.0 million related to warranty reserve, reduction in workforce and unallocated inventory write-offs, respectively.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 52%, 26%, 22% and less than 1%, respectively, of our net revenues for the twelve months ended December 31, 2016.
Fuselage Systems.    Fuselage Systems segment net revenues for the twelve months ended December 31, 2016 were $3,498.8 million, an increase of $51.8 million, or 2%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries on the A350 XWB and B767 and the absence of charges related to historical non-conformance claims, partially offset by lower net revenues recognized on the B787 program in accordance with pricing terms under the B787 Supply Agreement and lower production deliveries on the B747 and B777. Fuselage Systems segment operating margins were 13% for the twelve months ended December 31, 2016, compared to 18% for the same period in the prior year, with the decrease primarily driven by the net forward loss charges recorded on the A350 XWB fuselage program. In 2016, the segment recorded favorable cumulative catch-up adjustments of $13.6 million driven by productivity and efficiency improvements on mature programs, as well as $133.4 million of net forward losses. In comparison, during 2015, the segment recorded favorable cumulative catch-up adjustments of $16.1 million driven by productivity and efficiency improvements on mature programs, as well as $8.7 million of favorable changes in estimates on loss programs.
Propulsion Systems.    Propulsion Systems segment net revenues for the twelve months ended December 31, 2016 were $1,777.3 million, an increase of $26.6 million, or 2%, compared to the same period in the prior year. The increase was primarily due to higher revenue recognized on certain nonrecurring Boeing programs and increased production deliveries on the B767, partially offset by fewer production deliveries on the B747 and B777 and lower net revenues recognized on the B787 program in accordance with pricing terms under the B787 Supply Agreement. Propulsion Systems segment operating margins were 18% for the twelve months ended December 31, 2016, compared to 22% for the same period in the prior year. This decrease was primarily driven by lower production deliveries on the B747, the favorable cumulative catch-up adjustments recorded during 2015, increased revenue from lower-margin programs and the absence of nonrecurring customer incentive payments recorded during 2015. In 2016, the segment recorded unfavorable cumulative catch-up adjustments of $0.4 million and favorable changes in estimates on loss programs of $10.1 million. In comparison, during 2015, the segment recorded favorable cumulative catch-up adjustments of $22.8 million driven by productivity and efficiency improvements on mature programs, as well as $2.4 million of favorable changes in estimates on loss programs.
Wing Systems.    Wing Systems segment net revenues for the twelve months ended December 31, 2016 were $1,508.7 million, an increase of $71.0 million, or 5%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the A350 XWB and one-time claim settlements with customers, partially offset by lower B777 wing related activity and fewer production deliveries on the B747. Wing Systems segment operating margins were 15% for the twelve months ended December 31, 2016, compared to 12% for the same period in the prior year, primarily driven by favorable labor and material cost performance. In 2016, the segment recorded favorable cumulative catch-up adjustments of $23.4 million driven by claim settlements with customers and productivity and efficiency improvements, as well as favorable changes in estimates on loss programs of $5.1 million. In comparison, during 2015, the segment recorded favorable cumulative catch-up adjustments of $2.7 million, partially offset by net forward loss charges of $0.3 million.
All Other.    All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the twelve months ended December 31, 2016, All Other segment net revenues were $8.1 million, a decrease of $0.4 million compared to the same period in the prior year. The All Other segment recorded 20% operating margins for the twelve months ended December 31, 2016.
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
In July 2015, our Board of Directors authorized a share repurchase program for the purchase of up to $350.0 million of the Company's common stock (the "2015 Share Repurchase Program"). During 2015, we repurchased 5.7 million shares of our class A common stock for $300.0 million.
In January 2016, our Board of Directors authorized a share repurchase program for the purchase of up to $600.0 million of the Company's common stock (the "2016 Share Repurchase Program").
During 2016, we repurchased 14.2 million shares of our class A common stock for $649.6 million, which included the purchase of 1.0 million shares of our class A common stock for approximately $50.0 million under the 2015 Share Repurchase Program and all of the $600.0 million of the authorized amount of the 2016 Share Repurchase Program.
On November 1, 2016 the Company announced a new share repurchase program for the purchase of up to $600.0 million of the Company's common stock.

On November 1, 2016 the Company announced a $0.10 per share cash dividend on the outstanding common stock of the Company which totaled $12.0 million and was paid on January 9, 2017 to shareholders of record at the close of business on December 19, 2016.
As of December 31, 2016, we had $697.7 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our revolving credit facility. We had no outstanding balances under our revolving credit facility at the end of 2016. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations and borrowings available under our revolving credit facility will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures and scheduled debt service payments for at least the next twelve months.

Cash Flows
The following table provides a summary of our cash flows for the twelve months ended December 31, 2016, 2015 and 2014:

	For the Twelve Months Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	($ in millions)
Net cash provided by operating activities	716.9	1,289.7	361.6
Net cash used in investing activities	(253.4)	(357.4)	(239.6)
Net cash used in financing activities	(718.7)	(351.1)	(164.2)
Effect of exchange rate change on cash and cash equivalents	(4.4)	(1.8)	(0.6)
Net (decrease) increase in cash and cash equivalents for the period	(259.6)	579.4	(42.8)
Cash and cash equivalents, beginning of period	957.3	377.9	420.7
Cash and cash equivalents, end of period	$697.7	$957.3	$377.9

Twelve Months Ended December 31, 2016 as Compared to Twelve Months Ended December 31, 2015
Operating Activities.    For the twelve months ended December 31, 2016, we had a net cash inflow of $716.9 million from operating activities, a decrease of $572.8 million, compared to a net cash inflow of $1,289.7 million for the prior year. The decrease in net cash provided by operating activities was primarily due to lower cash receipts in 2016 and income tax payments during 2016 as compared to income tax refunds in 2015. In 2016, deferred revenue and advance payments from customers were lower by $290.3 million compared to 2015. Net tax payments made during 2016 were $191.4 million, a decrease in net cash provided of $261.1 million, compared to net tax refunds of $69.7 million received during the prior year.
Investing Activities.    For the twelve months ended December 31, 2016, we had a net cash outflow of $253.4 million from investing activities, a decrease in outflow of $104.0 million, compared to a net cash outflow of $357.4 million for the prior year. The decrease in cash outflow was primarily driven by higher investment in capital during 2015 to support increasing production rates.
Financing Activities.    For the twelve months ended December 31, 2016, we had a net cash outflow of $718.7 million for financing activities, an increase in outflow of $367.6 million as compared to a net cash outflow of $351.1 million for the same period in the prior year. During 2016, the Company repurchased 14.2 million shares of its class A common stock for $649.6 million, compared to the repurchase of 5.7 million shares of class A common stock for $300.0 million in 2015. Additionally, during 2016, we amended our credit agreement and issued $300.0 million of senior notes due in 2026 and used those proceeds along with cash on hand to repurchase $300.0 million of our senior notes due in 2020 pursuant to a tender offer and redemption. In 2015, we entered into Amendment No. 5 to our senior secured Credit Agreement.
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
Future Cash Needs and Capital Spending
Our primary future cash needs will consist of working capital, debt service, research and development, capital expenditures, potential share repurchases, dividend payments and merger and acquisition or disposition activities. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs, including the B737, B787, A320 and A350 XWB programs. In response to announced customer production rate increases, we are evaluating various plans to relieve capacity constraints. We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Capital expenditures for the twelve months ended December 31, 2016 totaled $254.0 million, as compared to $360.1 million for the same period in 2015, as we made a higher investment in capital in 2015 to support increasing production rates. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, borrowings available under our revolving credit facility and proceeds from asset sales, if any.

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

On November 1, 2016 the Company announced a $0.10 per share cash dividend on the outstanding common stock of the Company which totaled $12.0 million and was paid on January 9, 2017 to shareholders of record at the close of business on December 19, 2016.
Pension and Other Post-Retirement Benefit Obligations
Our U.S. pension plan remained fully funded at December 31, 2016 and we anticipate non-cash pension income for 2017 to remain at or near the same level as 2016. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 13, "Pension and Other Post-Retirement Benefits," for more information on the Company's pension plans.
Debt and Other Financing Arrangements
On June 6, 2016, Spirit and the Company entered into the senior unsecured Amended and Restated Credit Agreement, among Spirit, as borrower, the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein (the "A&R Credit Agreement"). The A&R Credit Agreement refinanced and replaced the Credit Agreement, dated as of April 18, 2012, as amended by Amendment No. 1, dated as of October 26, 2012, Amendment No. 2, dated as of August 2, 2013, Amendment No. 3, dated as of March 18, 2014, Amendment No. 4, dated as of June 3, 2014 and Amendment No. 5 dated as of March 18, 2015 (the “Prior Credit Agreement”). Certain terms of the A&R Credit Agreement were available to Spirit based on increases to Spirit's senior unsecured debt rating provided by S&P and/or Moody’s. The A&R Credit Agreement provides for a $650.0 million revolving credit facility (the “Revolver”) and a $500.0 million term loan A facility (the “Term Loan”). Each of the Revolver and the Term Loan has a maturity date of June 4, 2021, and each bears interest, at Spirit’s option, at either LIBOR plus 1.5% or a defined “base rate” plus 0.50%, subject to adjustment to amounts between and including LIBOR plus 1.125% and LIBOR plus 2.0% (or amounts between and including base rate plus 0.125% and base rate plus 1.0%, as applicable) based on changes to Spirit’s senior unsecured debt rating provided by S&P and/or Moody’s, as set forth in the table below. The principal obligations under the Term Loan are to be repaid in equal quarterly installments of $6.25 million, with the remaining balance due at maturity of the Term Loan. The A&R Credit Agreement removes many of the prepayment requirements contained in the Prior Credit Agreement. The covenant structure was amended and provides the Company with some additional flexibility with respect to certain activities which were previously restricted by affirmative and negative covenants, though the A&R Credit Agreement does continue to contain customary affirmative and negative covenants available to investment grade companies, including certain financial covenants that are tested on a quarterly basis. The A&R Credit Agreement contains an accordion feature that provides Spirit with the option to increase the Revolver commitments and/or institute one or more additional term loans by an amount not to exceed $500.0 million in the aggregate, subject to the satisfaction of certain conditions and the participation of the lenders. Spirit used the proceeds of the Term Loan, along with cash on hand, to pay off the outstanding amounts under the term loan A under the Prior Credit Agreement and to pay a portion of the fees and expenses payable in connection with the A&R Credit Agreement.
As of December 31, 2016, the outstanding balance of the Term Loan was $487.5 million and the carrying value was $485.2 million. As a result of extinguishment and modification of the term loan A and the revolver under the Prior Credit Agreement which occurred during the second quarter of 2016, the Company recognized a loss on extinguishment of debt of $1.4 million including third party fees of $0.4 million, all of which is reflected within amortization of deferred financing fees on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2016. As a result of extinguishment of a term loan B under the Prior Credit Agreement during the first quarter of 2015, the Company recognized a loss on extinguishment of debt of $3.6 million. Of this total charge, $3.1 million is reflected within amortization of deferred financing fees and $0.5 million is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2015.
In addition to paying interest on outstanding principal under the A&R Credit Agreement, Spirit is required to pay an unused line fee at a rate per annum equal to the applicable percentage for the applicable pricing tier set forth in the table below under the heading “Commitment Fee” on the unused portion of the commitments under the revolving credit facility. Spirit is required to pay letter of credit fees at a rate per annum equal to the applicable percentage for the applicable pricing tier set forth in the table below under the heading “Letter of Credit Fee” on the amounts available to be drawn under each standby letter of credit. Spirit is also required to pay fronting fees in respect of letters of credit to the issuing banks and customary administrative fees to the administrative agent. At December 31, 2016, Spirit had no letters of credit outstanding. The Company was subject to pricing tier 3 at December 31, 2016.

Pricing Tier	Credit Rating (S&P/Moody's)	Commitment Fee	Letter of Credit Fee	LIBOR Loans	Base Rate Loans
1	≥BBB+/Baa1	0.125%	1.125%	1.125%	0.125%
2	BBB/Baa2	0.175%	1.250%	1.250%	0.250%
3	BBB-/Baa3	0.225%	1.500%	1.500%	0.500%
4	BB+/Ba1	0.275%	1.750%	1.750%	0.750%
5	≤BB/Ba2	0.350%	2.000%	2.000%	1.000%
The A&R Credit Agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements.
The A&R Credit Agreement also contains the following financial covenants (as defined in the A&R Credit Agreement):

Interest Coverage Ratio	Shall not be less than 4.0:1.0
Total Leverage Ratio	Shall not exceed 3.5:1.0
As of December 31, 2016, Spirit was and expects to remain in full compliance with all covenants contained within the A&R Credit Agreement through December 31, 2017.
Senior Notes.    In November 2010, the Company issued $300.0 million in aggregate principal amount of 6.75% Senior Notes due December 15, 2020 (the "2020 Notes"), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit's existing and future domestic subsidiaries that guarantee Spirit's obligations under Spirit's senior secured credit facility. As described below, as of July 1, 2016 the 2020 Notes were no longer outstanding.
In March 2014, the Company issued the $300.0 million aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $293.8 million as of December 31, 2016.
On May 24, 2016 the Company commenced an offer to purchase for cash any and all of the $300.0 million outstanding principal amount of its 2020 Notes (the “Tender Offer”). Under the terms of the Tender Offer, holders of 2020 Notes who validly tendered their notes at or prior to May 31, 2016 would receive, in whole dollars, $1,037.25 per $1,000 principal amount of the 2020 Notes tendered.
On June 1, 2016, in order to fund the Tender Offer or otherwise acquire, redeem or repurchase the 2020 Notes, the Company issued $300.0 million in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the "2026 Notes") with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. The indenture governing the 2026 Notes (the “2026 Notes Indenture”) requires that the 2026 Notes be guaranteed by the Company and each of Spirit’s existing and future domestic subsidiaries, if any, that may guarantee Spirit’s obligations under a senior credit facility. In addition, the 2026 Notes Indenture contains covenants that limit Spirit’s, the Company’s and certain of Spirit’s subsidiaries’ ability to create liens without granting equal and ratable liens to the holders of the 2026 Notes or to enter into sale and leaseback transactions. These covenants are subject to a number of qualifications and limitations. The 2026 Notes Indenture also provides for customary events of default. The carrying value of the 2026 Notes was $296.9 million as of December 31, 2016.
On June 1, 2016, Spirit repurchased $213.6 million aggregate principal amount of its 2020 Notes pursuant to the Tender Offer. Tender fees related to the early extinguishment of the 2020 Notes were $8.0 million, which are included within debt issuance cost on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2016.
In addition, on June 1, 2016, Spirit called for redemption of the remaining $86.4 million aggregate principal amount of 2020 Notes outstanding following completion of the Tender Offer. The redemption price of the 2020 Notes was 103.375% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date of July 1, 2016. Following the redemption on July 1, 2016, none of the 2020 Notes remained outstanding.
As a result of the extinguishment of the 2020 Notes, the Company recognized a loss on extinguishment of the 2020 Notes of $11.5 million, all of which is reflected within amortization of deferred financing fees on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2016.
As of December 31, 2016, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2022 Notes and the 2026 Notes through December 31, 2017.
Advances on the B787 Program.   Boeing has made advance payments to Spirit under the B787 Supply Agreement, which advance payments are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing which suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015 and any repayments which otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1,001 through 1,120. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of December 31, 2016, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $427.5 million.
Advances on the A350 XWB Fuselage Program.    In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012. The advance payments are offset against the recurring price of A350 XWB shipsets invoiced by Spirit, at a rate of $1.25 million per shipset. As of December 31, 2016, the amount of advance payments received under this Memorandum of Agreement and not yet repaid was approximately $113.8 million.
Credit Ratings
As of December 31, 2016, the Company's credit ratings were BBB- by S&P and Baa3 by Moody's.
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

Contractual Obligations:
The following table summarizes our contractual cash obligations as of December 31, 2016:

Contractual Obligations(1)(2)	2017	2018	2019	2020	2021	2022	2023 and After	Total
	($ in millions)
Principal payment on term loan	$25.0	$25.0	$25.0	$25.0	$387.5	$—	$—	$487.5
Interest on debt(3)	12.1	13.7	14.9	15.2	6.5	0.2	7.6	70.2
Long-term bonds						300.0	300.0	600.0
Interest on long-term bonds	27.3	27.3	27.3	27.3	27.3	19.4	40.5	196.4
Principal payment on Malaysian term loan	1.0	—	—	—	—	—	—	1.0
Non-cancelable capital lease payments	0.7	0.8	0.9	0.9	0.9	0.9	3.8	8.9
Non-cancelable operating lease payments	13.0	9.4	7.6	5.3	3.4	2.5	16.0	57.2
Other	3.5	7.4	7.4	7.3	6.5	5.8	100.3	138.2
Purchase obligations(4)	143.1	29.7	8.1	—	—	—	—	180.9
Total	$225.7	$113.3	$91.2	$81.0	$432.1	$328.8	$468.2	$1,740.3
_______________________________________

(1)
Does not include repayment of $834.8 million of B787 advances or deferred revenue credits to Boeing, or $116.7 million of Airbus advances or deferred revenue credits, which are reflected in our consolidated balance sheet as short-term and long-term liabilities. See Note 8, "Advance Payments and Deferred Revenue/Credits."

(2)
The $6.3 million of unrecognized tax benefit liability for uncertain tax positions has been excluded from this table due to uncertainty involving the ultimate settlement period. See Note 16, "Income Taxes."

(3)	Interest on our Term Loan was calculated for all years using the three-month LIBOR yield curve as of December 31, 2016 plus applicable margin.

(4)	Purchase obligations represent computing, tooling, and property, plant and equipment commitments as of December 31, 2016.
Off-Balance Sheet Arrangements
Other than operating leases disclosed in the notes to our financial statements included in this Annual Report, we have not entered into any off-balance sheet arrangements as of December 31, 2016.
Tax
At December 31, 2016, $17.4 million of cash and cash equivalents was held by our foreign subsidiaries, which we expect will be used primarily to fund working capital requirements, service existing obligations and invest in efforts to secure future business. We have not recorded a deferred tax liability of approximately $100.0 million related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $290.0 million of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States.  Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.
The amount of current net U.S. and state tax receivables outstanding at December 31, 2016 was $5.0 million.
Expected Backlog
As of December 31, 2016, our expected backlog associated with large commercial aircraft, business and regional jet, and military equipment deliveries through 2021, calculated based on contractual and historical product prices and expected delivery volumes, was approximately $47.1 billion. This is an increase of $200.0 million from our corresponding estimate as of the end of 2015. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing and Airbus announced backlog on our supply agreements. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2016 may not necessarily represent the actual amount of deliveries or sales for any future period. Approximately 15% of our backlog as of December 31, 2016 is expected to be converted into sales in 2017.
Foreign Operations
We engage in business in various non-U.S. markets. As of December 31, 2016, we have a foreign subsidiary with one facility in the United Kingdom, which serves as a production facility, a production facility in Malaysia, a worldwide supplier base, and a repair center for the European and Middle-Eastern regions. We purchase certain components and materials that we use in our products from foreign suppliers and a portion of our products will be sold directly to foreign customers, including Airbus, or resold to foreign end-users (i.e., foreign airlines and militaries). In addition, we operate an assembly facility in Saint-Nazaire, France to receive and assemble center fuselage frame sections for the A350 XWB commercial aircraft from the facility in Kinston, North Carolina before they are shipped to Airbus.
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
For the twelve months ended December 31, 2016, our net revenues from direct sales to non-U.S. customers were approximately $1,142.8 million, or 17% of total net revenues for the same period. For the twelve months ended December 31, 2015, our net revenues from direct sales to non-U.S. customers were approximately $934.9 million, or 14% of total net revenues for the same period. For the twelve months ended December 31, 2014, our net revenues from direct sales to non-U.S. customers were approximately $830.9 million, or 12% of total net revenues for the same period.
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

Accounts receivable include amounts billed and currently due from customers, amounts earned but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending dispute resolution. For the twelve months ended December 31, 2016, approximately 81% of our net revenues were from sales to Boeing. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically not been material, we cannot guarantee that we will continue to experience the same credit loss rates in the future.
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
Interest Rate Risks
As of December 31, 2016, in regard to our senior unsecured credit facility, we had no fixed rate debt and $485.2 million of variable rate debt outstanding as compared to no fixed rate debt and $508.3 million of variable rate debt outstanding as of December 31, 2015. Borrowings under our senior unsecured credit facility bear interest that varies with LIBOR. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $4.92 million.
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
In accordance with FASB authoritative guidance, the intercompany revolving credit facility with Spirit Europe is exposed to fluctuations in foreign exchange rates. The fluctuation in rates for 2016 resulted in a loss of $14.6 million reflected in other income/expense.

Item 8.    Financial Statements and Supplementary Data
SPIRIT AEROSYSTEMS HOLDINGS, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements of Spirit AeroSystems Holdings, Inc. for the periods ended December 31, 2016, December 31, 2015 and December 31, 2014
Report of Independent Registered Public Accounting Firm	63
Consolidated Statements of Operations	64
Consolidated Statements of Comprehensive Income (Loss)	65
Consolidated Balance Sheets	66
Consolidated Statements of Changes in Shareholders' Equity	67
Consolidated Statements of Cash Flows	68
Notes to Consolidated Financial Statements	70

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Spirit AeroSystems Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Spirit AeroSystems Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spirit AeroSystems Holdings, Inc. as of December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spirit AeroSystems Holdings, Inc.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Wichita, Kansas
February 10, 2017

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	($ in millions, except per share data)
Net Revenues	$6,792.9	$6,643.9	$6,799.2
Operating costs and expenses
Cost of sales	5,803.6	5,532.3	5,711.0
Selling, general and administrative	228.3	220.8	233.8
Impact of severe weather event	12.1	—	—
Research and development	23.8	27.8	29.3
Loss on divestiture of programs	—	—	471.1
Total operating costs and expenses	6,067.8	5,780.9	6,445.2
Operating income	725.1	863.0	354.0
Interest expense and financing fee amortization	(57.3)	(52.7)	(88.1)
Other expense, net	(7.3)	(2.2)	(3.5)
Income before income taxes and equity in net income of affiliates	660.5	808.1	262.4
Income tax (provision) benefit	(192.1)	(20.6)	95.9
Income before equity in net income of affiliates	468.4	787.5	358.3
Equity in net income of affiliates	1.3	1.2	0.5
Net income	$469.7	$788.7	$358.8
Earnings per share
Basic	$3.72	$5.69	$2.55
Diluted	$3.70	$5.66	$2.53
Dividends declared per common share	$0.10	$—	$—

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Comprehensive Income

	For the Twelve Months Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	($ in millions)
Net income	$469.7	$788.7	$358.8
Other comprehensive (loss) income, net of tax:
Settlement of swap, net of tax effect of zero, ($0.4) and zero, respectively	—	0.7	—
Unrealized loss on interest rate swaps, net of tax effect of zero for all periods, respectively	—	—	(1.1)
Pension, SERP, and Retiree medical adjustments, net of tax effect of ($20.8), ($7.7) and $1.3, respectively	36.9	12.5	(78.0)
Unrealized foreign exchange loss on intercompany loan, net of tax effect of 2.5, $0.9 and $1.0, respectively	(9.9)	(3.5)	(3.5)
Foreign currency translation adjustments	(53.4)	(16.4)	(16.6)
Total other comprehensive loss	(26.4)	(6.7)	(99.2)
Total comprehensive income	$443.3	$782.0	$259.6

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
	($ in millions)
Current assets
Cash and cash equivalents	$697.7	$957.3
Accounts receivable, net	660.5	537.0
Inventory, net	1,515.3	1,774.4
Other current assets	36.9	30.4
Total current assets	2,910.4	3,299.1
Property, plant and equipment, net	1,991.6	1,950.7
Pension assets	282.3	246.9
Other assets	220.9	267.8
Total assets	$5,405.2	$5,764.5
Current liabilities
Accounts payable	$579.7	$618.2
Accrued expenses	216.2	230.2
Profit sharing	101.4	61.6
Current portion of long-term debt	26.7	34.9
Advance payments, short-term	199.3	178.3
Deferred revenue, short-term	312.1	285.5
Deferred grant income liability — current	14.4	11.9
Other current liabilities	94.4	37.7
Total current liabilities	1,544.2	1,458.3
Long-term debt	1,060.0	1,085.3
Advance payments, long-term	342.0	507.4
Pension/OPEB obligation	43.9	67.7
Deferred revenue and other deferred credits	146.8	170.0
Deferred grant income liability — non-current	63.4	82.3
Other liabilities	276.1	273.5
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 121,642,556 and 135,617,589 shares issued and outstanding, respectively	1.2	1.4
Common stock, Class B par value $0.01, 150,000,000 shares authorized, zero and 121 shares issued and outstanding, respectively	—	—
Additional paid-in capital	1,078.9	1,051.6
Accumulated other comprehensive loss	(186.9)	(160.5)
Retained earnings	2,113.9	1,656.2
Treasury stock, at cost (23,936,092 and 9,691,865 shares, respectively)	(1,078.8)	(429.2)
Total shareholders' equity	1,928.3	2,119.5
Noncontrolling interest	0.5	0.5
Total equity	1,928.8	2,120.0
Total liabilities and equity	$5,405.2	$5,764.5
   See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Changes in Shareholders' Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings/ Accumulated Deficit

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2013	144,798,123	$1.4	$1,025.0	$—	$(54.6)	$508.7	$1,480.5
Net income	—	—	—	—	—	358.8	358.8
Employee equity awards	719,214	—	8.2	—	—	—	8.2
Stock forfeitures	(249,444)	—	—	—	—	—	—
Net shares settled	(256,332)	—	—	—	—	—	—
Excess tax benefits from share-based payment arrangements	—	—	2.4	—	—	—	2.4
SERP shares issued	77,562	—	—	—	—	—	—
Treasury shares	(4,000,000.0)	—	—	(129.2)	—	—	(129.2)
Other comprehensive loss	—	—	—	—	(99.2)	—	(99.2)
Balance — December 31, 2014	141,089,123	$1.4	$1,035.6	$(129.2)	$(153.8)	$867.5	$1,621.5
Net income	—	—	—	—	—	788.7	788.7
Employee equity awards	653,011	—	26.0	—	—	—	26.0
Stock forfeitures	(170,789)	—	—	—	—	—	—
Net shares settled	(395,447)	—	(20.7)	—	—	—	(20.7)
Excess tax benefits from share-based payment arrangements	—	—	10.7	—	—	—	10.7
SERP shares issued	133,677	—	—	—	—	—	—
Treasury shares	(5,691,865)	—	—	(300.0)	—	—	(300.0)
Other comprehensive loss	—	—	—	—	(6.7)	—	(6.7)
Balance — December 31, 2015	135,617,710	$1.4	$1,051.6	$(429.2)	$(160.5)	$1,656.2	$2,119.5
Net income	—	—	—	—	—	469.7	469.7
Dividends Declared	—	—	—	—	—	(12.0)	(12.0)
Employee equity awards	856,232	—	42.5	—	—	—	42.5
Stock forfeitures	(280,349)	—	—	—	—	—	—
Net shares settled	(335,436)	—	(15.2)	—	—	—	(15.2)
Excess tax benefits from share-based payment arrangements	—	—	(0.2)	—	—	—	(0.2)
SERP shares issued	28,626	—	—	—	—	—	—
Treasury shares	(14,244,227)	(0.2)	0.2	(649.6)	—	—	(649.6)
Other comprehensive loss	—	—	—	—	(26.4)	—	(26.4)
Balance — December 31, 2016	121,642,556	$1.2	$1,078.9	$(1,078.8)	$(186.9)	$2,113.9	$1,928.3

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	($ in millions)
Operating activities
Net income (loss)	$469.7	$788.7	$358.8
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation expense	208.6	180.5	170.2
Amortization expense	0.2	0.6	5.8
Amortization of deferred financing fees	19.3	6.9	23.3
Accretion of customer supply agreement	4.9	2.6	1.1
Employee stock compensation expense	42.5	26.0	16.4
Excess tax benefit of share-based payment arrangements	0.1	(10.7)	(2.6)
Loss from interest rate swaps	—	—	0.5
Loss (gain) from hedge contracts	—	1.6	(1.4)
Loss from foreign currency transactions	17.4	8.6	10.5
Loss on divestiture of programs	—	—	471.1
Loss on disposition of assets	0.4	14.7	13.7
Deferred taxes	0.9	(162.2)	(8.4)
Long-term tax benefit	—	—	(1.2)
Pension and other post retirement benefits, net	3.5	(26.0)	(24.0)
Grant liability amortization	(11.9)	(10.4)	(8.6)
Equity in net income of affiliates	(1.3)	(1.2)	(0.5)
Changes in assets and liabilities
Accounts receivable, net	(139.1)	62.2	(64.7)
Inventory, net	207.8	(44.2)	(332.2)
Accounts payable and accrued liabilities	(34.3)	(89.1)	(22.1)
Profit sharing/deferred compensation	40.5	(50.0)	73.8
Advance payments	(144.4)	(113.3)	(52.9)
Income taxes receivable/payable	(3.3)	251.9	(177.9)
Deferred revenue and other deferred credits	12.4	407.3	2.2
Cash transferred on divestiture of programs	—	—	(160.0)
Other	23.0	45.2	70.7
Net cash provided by operating activities	716.9	1,289.7	361.6
Investing activities
Purchase of property, plant and equipment	(254.0)	(360.1)	(220.2)
Proceeds from sale of assets	0.6	2.7	0.5
Change in Restricted Cash	—	—	(19.9)
Net cash used in investing activities	(253.4)	(357.4)	(239.6)
Financing activities
Proceeds from issuance of debt	—	535.0	—
Proceeds from issuance of bonds	299.8	—	300.0
Principal payments of debt	(36.4)	(36.5)	(16.8)
Payments on term loan	—	(534.9)	—
Payments on bonds	(300.0)	—	(300.0)
Taxes paid related to net share settlement awards	(15.2)	(20.7)	—
Excess tax benefit of share-based payment arrangements	(0.1)	10.7	2.6
Debt issuance and financing costs	(17.2)	(4.7)	(20.8)
Purchase of treasury stock	(649.6)	(300.0)	(129.2)
Net cash used in financing activities	(718.7)	(351.1)	(164.2)
Effect of exchange rate changes on cash and cash equivalents	(4.4)	(1.8)	(0.6)
Net (decrease) increase in cash and cash equivalents for the period	(259.6)	579.4	(42.8)
Cash and cash equivalents, beginning of period	957.3	377.9	420.7
Cash and cash equivalents, end of period	$697.7	$957.3	$377.9
See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Cash Flows - continued

	For the Twelve Months Ended
	December 31, 2016	December 31, 2015	December 31, 2014
	($ in millions)
Supplemental information
Interest paid	$45.2	$51.5	$69.2
Income taxes (refunded) paid	$191.4	$(69.7)	$91.1

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
Estimates of revenues and costs for the Company's contract blocks span a period of multiple years and are based on a substantial number of underlying assumptions. The Company believes that the underlying assumptions are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the revenue and cost streams can be significant if the assumptions change. Estimates of profit margins for contract accounting blocks are typically reviewed at least annually or at an earlier point if evidence suggests a change in margin may be necessary. Assuming the initial estimates of sales and costs under the contract block are accurate, the percentage-

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract block. Changes in these underlying estimates due to revisions in sales and cost estimates may result in profit margins being recognized unevenly over a contract block as such changes are accounted for on a cumulative basis in the period estimates are revised, which the Company refers to as cumulative catch-up adjustments. The Company's Estimate at Completion estimating process is not solely an accounting process, but is instead an integrated part of the management of the Company's business, involving numerous personnel in the Company's planning, production control, contracts, cost management, supply chain and program and business management functions.
Spirit regularly commences work and incorporates customer-directed changes prior to negotiating pricing terms for engineering work, for work related to the modification of the product, and/or other statements of work. Spirit typically has the legal right to negotiate pricing for customer-directed changes. In those cases, Spirit asserts to its customers its contractual rights to be paid the additional revenue or cost reimbursement the Company expects to receive upon finalizing pricing terms.

Spirit’s supply agreement for the B787 program (the "B787 Supply Agreement") provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and documented by amendment once that amendment has been agreed to by the parties. As part of a memorandum of agreement that Spirit and Boeing entered into in November 2014 (the "November 2014 MOA"), Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices, and other issues across multiple programs during 2015. Since Spirit was unable to reach agreement with Boeing on these issues by the end of 2015, once the parties agree upon appropriate pricing for the B787-9, Boeing will be entitled to a retroactive adjustment on certain B787 payments which were based on the interim pricing. The amount Spirit received that is subject to a retroactive adjustment was recorded as deferred revenue, and has not been recognized by the Company as revenue. Spirit is engaged in discussions with Boeing concerning how to determine the subsequent B787-9 and initial B787-10 prices, and the parties have not yet reached agreement. Spirit’s ability to successfully negotiate fair and equitable prices for these models as well as overall B787 delivery volumes and rate investments, and its ability to achieve forecasted cost improvements on all B787 models are key factors in achieving the projected financial performance for this program.

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
For revenues not recognized under the contract method of accounting, the Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Shipping and handling costs are included in cost of sales. Revenues earned from providing maintenance services, including any contracted research and development, are recognized when the service is complete or other contractual milestones are attained. Revenues from non-recurring design work are recognized based on substantive milestones or use of the cost-to-cost method, that are indicative of the Company's progress toward completion. Non-recurring revenues, which are derived primarily from engineering and design efforts, were $302.1, $307.4 and $305.5 for each of the periods ended December 31, 2016, 2015 and 2014, respectively. As required by FASB authoritative guidance related to accounting for consideration given by a vendor to a customer certain payments are amortized as a reduction to revenues on units delivered.
Research and Development
Research and development includes costs incurred for experimentation, design and testing that are expensed as incurred.
Cash and Cash Equivalents
Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with industry practice, the Company classifies unbilled receivables related to contracts accounted for under the long-term contract method of accounting, as current. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables. Account balances are charged off against the allowance after the potential for recovery is considered remote. The Company's allowance for doubtful accounts was approximately $5.2 and $6.1 at December 31, 2016 and December 31, 2015, respectively.

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
Where the Company is involved in build-to-suit leasing arrangements, the Company is deemed the owner of the asset for accounting purposes during the construction period of the asset. The Company records the related assets and liabilities for construction costs incurred under these build-to-suit leasing arrangements during the construction period. Upon completion of the asset, the Company considers whether the assets and liabilities qualify for derecognition under the sale-leaseback accounting guidance.
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

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). ASU 2016-09 identifies areas for simplification involving several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company elected to early adopt these amendments beginning in the second quarter of 2016. Beginning in that quarter, excess tax benefits or deficiencies in respect of stock-based compensation were reflected in the Consolidated Statements of Operations as a component of the income tax provision. Previously, they were recognized in equity as part of additional paid-in-capital. Also, beginning in that quarter, the Company's Consolidated Statement of Cash Flows presents excess tax benefits or deficiencies as an operating activity. Accordingly, the Consolidated Statement of Cash Flows for the twelve months ended December 31, 2016 includes a $4.6 increase to net cash provided by operating activities. The Company has also elected to account for forfeitures using an expected estimate rather than recording forfeitures as they occur as permitted by ASU 2016-09. See Note 15, Income Taxes, for information regarding the additional impact on the Company's financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). This update requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 and interim reporting periods within those years. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating the new guidance to determine the impact it may have to the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”, “ASC 606”), which requires recognition of revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to ASU 2014-09 which must be adopted concurrently with ASU 2014-09.
Under ASC 606, revenue is recognized when control of promised goods or services transfers to a customer and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The major provisions include determining enforceable rights and obligation between parties, defining performance obligations as the units of accounting under contract, accounting for variable consideration, and determining whether performance obligations are satisfied over time or at a point of time. Additionally, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
ASC 606 will be effective for us beginning January 1, 2018 and early adoption as of January 1, 2017 is permitted. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (“full retrospective method”), or retrospectively with the cumulative effect of initially applying ASC 606 recognized at the date of initial application (“the modified retrospective method”). The Company is adopting ASC 606 effective January 1, 2018 and the Company expects to do so using the modified retrospective method.
In 2016, we established a cross-functional team to assess and prepare for implementation of the new standard. We are progressing in our assessment of the impact of ASC 606 and ASC 340-40 and are concurrently gathering business requirements for the implementation of ASC 606.
While further analysis of ASC 606 and a review of all material contracts is underway the adoption of ASC 606 may impact the amounts and timing of revenue recognition and the accounting treatment of deferred production costs. Under ASC 606, the units-of-delivery method is no longer viable and some performance obligations may be satisfied over time which may change the timing of recognition of revenue and associated production costs for certain contracts.

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

Changes in Estimates	December 31, 2016	December 31, 2015	December 31, 2014
Favorable (Unfavorable) Cumulative Catch-up Adjustments by Segment
Fuselage	13.6	16.1	14.8
Propulsion	(0.4)	22.8	18.8
Wing	23.4	2.7	26.8
Total Favorable Cumulative Catch-up Adjustment	36.6	41.6	60.4

(Forward Loss) and Changes in Estimates on Loss Programs by Segment
Fuselage	(133.4)	8.7	9.9
Propulsion	10.1	2.4	16.5
Wing	5.1	(0.3)	(0.3)
Total (Forward Loss) and Change in Estimate on Loss Program	(118.2)	10.8	26.1

Total Change in Estimate	(81.6)	52.4	86.5
EPS Impact (diluted per share based on statutory rates)	(0.40)	0.24	0.38
_______________________________________
(1) Includes ($141.8) forward loss charge on the A350 XWB program for the twelve months ended December 31, 2016.

2016 Changes in Estimates

Favorable cumulative catch-up adjustments for the periods prior to 2016 were primarily driven by productivity and efficiency improvements, favorable cost performance, mitigation of risk on maturing programs and favorable pricing negotiations on a maturing program.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

While the Company continued to make progress on the A350 XWB Fuselage program, the Company experienced various disruption and production inefficiencies that exceeded estimates made in previous quarters primarily related to achieving production rate increases. As a result of these disruptions and inefficiencies, cost estimates were updated in the second quarter of 2016 to account for increased labor costs in fabrication and assembly and expedited shipping costs to meet current and future customer production rate increases. The Company also updated its estimates in the second quarter of 2016 due to uncertainty of supply chain cost reductions and achievement of cost affordability projects. The changes in revenue and cost estimates during the second quarter of 2016 resulted in a net forward loss charge of ($135.7) on the A350 XWB program. Increased scrap and rework as well as increased production labor costs resulted in an additional net forward loss charge of ($6.1) recorded on the A350 XWB program during the fourth quarter of 2016.

For the twelve months ended December 31, 2016, the changes in revenue and cost estimates during the second and fourth quarters of 2016 (as described above) resulted in a net forward loss charge of ($141.8) on the A350 XWB program. The Company could record additional forward loss charges if there are further changes to revenue and cost estimates and/or if risks are not mitigated.

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

4.     Accounts Receivable, net
Accounts receivable, net consists of the following:

	December 31, 2016	December 31, 2015
Trade receivables	$647.3	$524.3
Other	18.4	18.8
Less: allowance for doubtful accounts	(5.2)	(6.1)
Accounts receivable, net	$660.5	$537.0
_______________________________________
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
Inventories are summarized as follows:

	December 31, 2016	December 31, 2015
Raw materials	$281.9	$253.8
Work-in-process	788.6	854.4
Finished goods	30.9	65.7
Product inventory	1,101.4	1,173.9
Capitalized pre-production(1)	103.5	167.8
Deferred production(2)	717.4	1,315.4
Forward loss provision(3)	(407.0)	(882.7)
Total inventory, net	$1,515.3	$1,774.4
_______________________________________
For contract blocks that have not closed, the following non-product inventory amounts were included in the summarized inventory table above:

(1)
For the period ended December 31, 2016, $83.7 and $15.2 on the A350 XWB and Rolls-Royce BR725 programs, respectively. For the period ended December 31, 2015, $42.1, $94.2 and $25.9 on the B787, A350 XWB and Rolls-Royce BR725 programs, respectively.

(2)
For the period ended December 31, $657.2 and $114.6 on the A350 XWB and Rolls-Royce BR725 programs, respectively. For the period ended December 31, 2015, $558.5, $679.4 and $95.7 on the B787, A350 XWB and Rolls-Royce BR725 programs, respectively.

(3)
For the period ended December 31, 2016, ($253.7) and ($140.8) on the A350 XWB and Rolls-Royce BR725 programs, respectively. For the period ended December 31, 2015, ($606.0), ($113.8) and ($134.1) on the B787, A350 XWB and Rolls-Royce BR725 programs, respectively.

Significant amortization of capitalized pre-production and deferred production inventory has occurred over the following contract block deliveries and will continue to occur over the following contract blocks:

Model	Current Block Deliveries	Contract Block Quantity
A350 XWB	133	800
Rolls-Royce BR725	257	350

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

6.     Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	December 31, 2016	December 31, 2015
Land	$14.9	$16.5
Buildings (including improvements)	642.5	585.4
Machinery and equipment	1,367.0	1,210.6
Tooling	982.4	927.2
Capitalized software	268.8	219.7
Construction-in-progress	193.7	278.6
Total	3,469.3	3,238.0
Less: accumulated depreciation	(1,477.7)	(1,287.3)
Property, plant and equipment, net	$1,991.6	$1,950.7
Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $123.1, $139.0 and $113.4 for the twelve months ended December 31, 2016, 2015 and 2014, respectively.
The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software. Depreciation expense related to capitalized software was $18.6, $16.9 and $18.3 for the twelve months ended December 31, 2016, 2015 and 2014, respectively.
The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluated its long-lived assets at its locations and determined that an impairment of $8.3 primarily related to obsolete machinery and equipment and tooling, $10.0 primarily related to obsolete machinery and equipment and $13.1 primarily related to abandoned construction-in-progress projects was necessary for the twelve months ended December 31, 2016, 2015 and 2014, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

7.     Other Assets
Other assets are summarized as follows:

	December 31, 2016	December 31, 2015
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Total intangible assets	8.2	8.2
Less: Accumulated amortization-patents	(1.8)	(1.6)
Accumulated amortization-favorable leasehold interest	(4.2)	(3.8)
Intangible assets, net	2.2	2.8
Deferred financing
Deferred financing costs	38.5	36.8
Less: Accumulated amortization-deferred financing costs(1)	(32.2)	(30.3)
Deferred financing costs, net(1)	6.3	6.5
Other
Goodwill — Europe	2.3	2.7
Equity in net assets of affiliates	4.4	3.2
Supply agreement(2)	17.0	29.3
Restricted Cash	19.9	19.9
Deferred Tax Asset - non-current	128.8	162.8
Other	40.0	40.6
Total	$220.9	$267.8
_______________________________________

(1)
In accordance with ASU 2015-03, reflects a retrospective reclassification for the period ended December 31, 2015 of $13.0 net deferred financing costs to a direct deduction from the carrying amount of the related debt liability. See Note 12, "Debt" for further detail.

(2)	Under agreements with a customer and a supplier, certain payments accounted for as consideration given by the Company to a customer and supplier are being amortized as a reduction to net revenues.

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
Advance payments and deferred revenue/credits are summarized by program as follows:

	December 31, 2016	December 31, 2015
B787	$834.8	$909.3
Boeing — All other programs	18.6	13.8
A350 XWB	116.7	183.5
Airbus — All other programs	2.2	4.0
Other	27.9	30.6
Total advance payments and deferred revenue/credits	$1,000.2	$1,141.2

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
Deferred grant income liability, net consists of the following:

	2016	2015
Balance, January 1	$94.2	$106.3
Grant liability amortized	(11.9)	(10.4)
Exchange rate	(4.5)	(1.7)
Total liability related to deferred grant income, December 31	$77.8	$94.2
The asset related to the deferred grant income consists of the following:

	2016	2015
Balance, January 1	$106.6	$113.2
Amortization	(5.0)	(5.0)
Exchange rate	4.4	(1.6)
Total asset value related to deferred grant income, December 31	$106.0	$106.6

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
At December 31, 2016, the Company did not hold any cash within money market funds.
The Company's long-term debt includes a senior unsecured term loan, senior unsecured notes and the Malaysian term loan. The estimated fair value of the Company's debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	December 31, 2016			December 31, 2015
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan A (including current portion)	$485.2	$484.8	(2)	$505.8	$501.6	(2)
Senior unsecured notes due 2020	—	—	(1)	296.3	310.5	(1)
Senior unsecured notes due 2022	293.8	307.0	(1)	292.7	304.8	(1)
Senior unsecured notes due 2026	296.9	292.4	(1)	—	—	(1)
Malaysian loan	1.0	0.9	(2)	3.2	2.8	(2)
Total	$1,076.9	$1,085.1		$1,098.0	$1,119.7
_______________________________________

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

11.   Derivative and Hedging Activities
The Company has historically entered into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. On the inception date, the Company designates a derivative contract as either a fair value or cash flow hedge and links the contract to either a specific asset or liability on the balance sheet, or to forecasted commitments or transactions. The Company assesses, both at the inception of the hedge and on a quarterly basis, whether the derivative item is effective in offsetting changes in fair value or cash flows. Any gains or losses on hedges are included in earnings when the underlying transaction that was hedged occurs. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values.
The Company has historically entered into derivative instruments covered by master netting arrangements whereby, in the event of a default as defined by the senior unsecured credit facility or termination event, the non-defaulting party has the right to offset any amounts payable against any obligation of the defaulting party under the same counterparty agreement. See Note 12, Debt for discussion of the Company's senior unsecured credit facility.
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
As of December 31, 2016 and December 31, 2015, the Company had no outstanding interest rate swap agreements.

12.   Debt
Total debt shown on the balance sheet is comprised of the following:

	December 31, 2016		December 31, 2015
	Current	Noncurrent	Current(1)	Noncurrent(1)
Senior unsecured term loan A	$24.9	$460.3	$26.1	$479.7
Senior notes due 2020	—	—	—	296.3
Senior notes due 2022	—	293.8	—	292.7
Senior notes due 2026	—	296.9	—	—
Malaysian term loan	1.0	—	2.1	1.1
Present value of capital lease obligations	0.8	9.0	0.6	8.5
Other	—	—	6.1	7.0
Total	$26.7	$1,060.0	$34.9	$1,085.3

(1)
In connection with the Company's adoption of ASU No. 2015-03 relating to the presentation of debt issuance costs, debt balances at December 31, 2015 include unamortized debt issuance costs of $13.0. These unamortized debt issuance costs were previously included in other long-term assets in the Company's Condensed Consolidated Balance Sheet at December 31, 2015.

Senior Secured Credit Facilities
On June 6, 2016, Spirit and the Company entered into the senior unsecured Amended and Restated Credit Agreement, among Spirit, as borrower, the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein (the "A&R Credit Agreement"). The A&R Credit Agreement refinanced and replaced the Credit Agreement, dated as of April 18, 2012, as amended by Amendment No. 1, dated as of October 26, 2012, Amendment No. 2, dated as of August 2, 2013, Amendment No. 3, dated as of March 18, 2014, Amendment No. 4, dated as of June 3, 2014 and Amendment No. 5 dated as of March 18, 2015 (the “Prior Credit Agreement”). Certain terms of the A&R Credit Agreement were available to Spirit based on increases to Spirit's senior unsecured debt rating provided by Standard & Poor’s Financial Services LLC (“S&P”) and/or Moody’s Investors Service, Inc. (“Moody’s”). The A&R Credit Agreement provides for a $650.0 revolving credit facility

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

(the “Revolver”) and a $500.0 term loan A facility (the “Term Loan”). Each of the Revolver and the Term Loan has a maturity date of June 4, 2021, and each bears interest, at Spirit’s option, at either LIBOR plus 1.5% or a defined “base rate” plus 0.50%, subject to adjustment to amounts between and including LIBOR plus 1.125% and LIBOR plus 2.0% (or amounts between and including base rate plus 0.125% and base rate plus 1.0%, as applicable) based on changes to Spirit’s senior unsecured debt rating provided by S&P and/or Moody’s, as set forth in the table below. The principal obligations under the Term Loan are to be repaid in equal quarterly installments of $6.25, with the remaining balance due at maturity of the Term Loan. The A&R Credit Agreement removes many of the prepayment requirements contained in the Prior Credit Agreement. The covenant structure was amended and provides the Company with some additional flexibility with respect to certain activities which were previously restricted by affirmative and negative covenants, though the A&R Credit Agreement does continue to contain customary affirmative and negative covenants available to investment grade companies, including certain financial covenants that are tested on a quarterly basis. The A&R Credit Agreement contains an accordion feature that provides Spirit with the option to increase the Revolver commitments and/or institute one or more additional term loans by an amount not to exceed $500.0 in the aggregate, subject to the satisfaction of certain conditions and the participation of the lenders. Spirit used the proceeds of the Term Loan, along with cash on hand, to pay off the outstanding amounts under the term loan A under the Prior Credit Agreement and to pay a portion of the fees and expenses payable in connection with the A&R Credit Agreement.
As of December 31, 2016, the outstanding balance of the Term Loan was $487.5 and the carrying value was $485.2. As a result of extinguishment and modification of the term loan A and the revolver under the Prior Credit Agreement which occurred during the second quarter of 2016, the Company recognized a loss on extinguishment of debt of $1.4 including third party fees of $0.4, all of which is reflected within amortization of deferred financing fees on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2016. As a result of extinguishment of a term loan B under the Prior Credit Agreement during the first quarter of 2015, the Company recognized a loss on extinguishment of debt of $3.6. Of this total charge, $3.1 is reflected within amortization of deferred financing fees and $0.5 is reflected within amortization expense on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2015.
In addition to paying interest on outstanding principal under the A&R Credit Agreement, Spirit is required to pay an unused line fee at a rate per annum equal to the applicable percentage for the applicable pricing tier set forth in the table below under the heading “Commitment Fee” on the unused portion of the commitments under the revolving credit facility. Spirit is required to pay letter of credit fees at a rate per annum equal to the applicable percentage for the applicable pricing tier set forth in the table below under the heading “Letter of Credit Fee” on the amounts available to be drawn under each standby letter of credit. Spirit is also required to pay fronting fees in respect of letters of credit to the issuing banks and customary administrative fees to the administrative agent. At December 31, 2016, Spirit had no letters of credit outstanding. The Company was subject to pricing tier 3 at December 31, 2016.

Pricing Tier	Credit Rating (S&P/Moody's)	Commitment Fee	Letter of Credit Fee	LIBOR Loans	Base Rate Loans
1	≥BBB+/Baa1	0.125%	1.125%	1.125%	0.125%
2	BBB/Baa2	0.175%	1.250%	1.250%	0.250%
3	BBB-/Baa3	0.225%	1.500%	1.500%	0.500%
4	BB+/Ba1	0.275%	1.750%	1.750%	0.750%
5	≤BB/Ba2	0.350%	2.000%	2.000%	1.000%
The A&R Credit Agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements.
The A&R Credit Agreement also contains the following financial covenants (as defined in the A&R Credit Agreement):

Interest Coverage Ratio	Shall not be less than 4.0:1.0
Total Leverage Ratio	Shall not exceed 3.5:1.0
As of December 31, 2016, Spirit was and expects to remain in full compliance with all covenants contained within the A&R Credit Agreement through December 31, 2017.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Senior Notes
In November 2010, the Company issued $300.0 in aggregate principal amount of 6.75% Senior Notes due December 15, 2020 (the "2020 Notes"), with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning June 15, 2011. The 2020 Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and Spirit's existing and future domestic subsidiaries that guarantee Spirit's obligations under Spirit's senior secured credit facility. As described below, as of July 1, 2016 the 2020 Notes were no longer outstanding.

In March 2014, the Company issued the $300.0 aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the "2022 Notes") with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The 2022 Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis, by the Company and its existing and future domestic subsidiaries that guarantee Spirit's obligations under its amended senior secured credit facility. The carrying value of the 2022 Notes was $293.8 as of December 31, 2016.
On May 24, 2016 the Company commenced an offer to purchase for cash any and all of the $300.0 outstanding principal amount of its 2020 Notes (the “Tender Offer”). Under the terms of the Tender Offer, holders of 2020 Notes who validly tendered their notes at or prior to May 31, 2016 would receive, in whole dollars, $1,037.25 per $1,000 principal amount of the 2020 Notes tendered.
On June 1, 2016, in order to fund the Tender Offer or otherwise acquire, redeem or repurchase the 2020 Notes, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the "2026 Notes") with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. The indenture governing the 2026 Notes (the “2026 Notes Indenture”) requires that the 2026 Notes be guaranteed by the Company and each of Spirit’s existing and future domestic subsidiaries, if any, that may guarantee Spirit’s obligations under a senior credit facility. In addition, the 2026 Notes Indenture contains covenants that limit Spirit’s, the Company’s and certain of Spirit’s subsidiaries’ ability to create liens without granting equal and ratable liens to the holders of the 2026 Notes or to enter into sale and leaseback transactions. These covenants are subject to a number of qualifications and limitations. The 2026 Notes Indenture also provides for customary events of default. The carrying value of the 2026 Notes was $296.9 as of December 31, 2016.
On June 1, 2016, Spirit repurchased $213.6 aggregate principal amount of its 2020 Notes pursuant to the Tender Offer. Tender fees related to the early extinguishment of the 2020 Notes were $8.0, which are included within debt issuance cost on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2016.
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
As a result of the extinguishment of the 2020 Notes, the Company recognized a loss on extinguishment of the 2020 Notes of $11.5, all of which is reflected within amortization of deferred financing fees on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2016.
As of December 31, 2016, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2022 Notes and the 2026 Notes through December 31, 2017.

13.   Pension and Other Post-Retirement Benefits
Multi-employer Pension Plan
In connection with the collective bargaining agreement signed with the International Association of Machinists and Aerospace Workers ("IAM"), the Company contributes to a multi-employer defined benefit pension plan ("IAM National Pension Fund"). The level of contribution, as specified in the bargaining agreement was, in whole dollars, $1.75 per hour of employee service as of July 1, 2015. The IAM bargaining agreement provides for a $0.05 per hour increase, in whole dollars, effective July 1 of each year through 2019.
The collective bargaining agreement with the International Union, Automobile, Aerospace and Agricultural Implement Workers of America ("UAW") requires the Company to contribute a specified amount per hour of service to the IAM National

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Pension Fund. The specified amount was $1.60 in 2016. Per the negotiated UAW collective bargaining agreement, the pension contributions, in whole dollars, will be as follows:
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

The following table summarizes the multi-employer plan to which the Company contributes:

		Pension Protection Act Zone Status							Expiration Date of Collective- Bargaining Agreement
				FIP/RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed
Pension Fund		2015	2016		2014	2015	2016
IAM National Pension Fund	51-60321295	Green	Green	No	$33.1	$29.8	$26.9	No	IAM June 27, 2020 UAW November 30, 2020
Pension Fund	Year Company Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan's Year-End)
IAM National Pension Fund	2014, 2015, 2016
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
The Company recorded $33.8, $34.1 and $36.0 in contributions to these plans for the twelve months ended December 31, 2016, 2015 and 2014, respectively.
On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who are hired after the date of acquisition. Under the plan, the Company contributes 8% of base salary while participating employees are required to contribute 4% of base salary. The Company recorded $3.8 in contributions to this plan for the period ended December 31, 2016, $7.0 in contributions for the period ended December 31, 2015 and $7.0 in contributions for the period ended December 31, 2014.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined benefit pension plan for those employees that had pension benefits remaining in BAE Systems' pension plan.  In accordance with U.K. legislation, the plan and its assets are managed by an independent trustee company.  The investment strategy adopted by this trustee is documented in a Statement of Investment Principles in line with U.K. legislation. The principles for the investment strategy are to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. The trustee has invested the plan assets in pooled arrangements with authorized investment companies which were selected to be consistent with the plan's overall investment principles and strategy. Effective December 31, 2013, the U.K. pension plan was closed and benefits were frozen and thereafter subject only to statutory pension revaluation.
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
Obligations and Funded Status
The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the consolidated balance sheets for the fiscal years 2016 and 2015. Benefit obligation balances presented in the tables reflect the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the Company's pension plans, and accumulated post-retirement benefit obligations (APBO) for the Company's post-retirement medical plan. The Company uses an end of fiscal year measurement date of December 31 for the Company's U.S. pension and post-retirement medical plans.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2016	2015	2016	2015
Change in projected benefit obligation:
Beginning balance	$1,011.1	$1,124.4	$73.3	$77.5
Service cost	—	—	1.8	2.2
Employee contributions	—	—	0.8	0.5
Interest cost	42.8	44.4	2.1	2.2
Actuarial losses (gains)	12.9	(113.5)	(16.7)	(6.1)
Special Termination Benefits	23.6	—	3.1	—
Plan Amendments	—	—	(7.2)	—
Benefits paid	(54.4)	(44.2)	(5.7)	(3.0)
Projected benefit obligation at the end of the period	$1,036.0	$1,011.1	$51.5	$73.3
Assumptions used to determine benefit obligation:
Discount rate	4.15%	4.38%	3.21%	3.43%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	6.93%	7.27%
Ultimate trend rate	N/A	N/A	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	2038	2038
Change in fair value of plan assets:
Beginning balance	$1,243.2	$1,310.9	$—	$—
Actual return (loss) on assets	114.1	(23.6)	—	—
Employer contributions to plan	—	0.1	4.9	2.5
Employee contributions to plan	—	—	0.8	0.5
Benefits paid	(54.4)	(44.2)	(5.7)	(3.0)
Expenses paid	—	—	—	—
Ending balance	$1,302.9	$1,243.2	$—	$—
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$266.8	$232.1	$(51.5)	$(73.3)
Net amounts recognized	$266.8	$232.1	$(51.5)	$(73.3)
Amounts recognized in the balance sheet:
Noncurrent assets	$268.1	$233.3	$—	$—
Current liabilities	—	(0.1)	(8.9)	(6.8)
Noncurrent liabilities	(1.3)	(1.1)	(42.6)	(66.5)
Net amounts recognized	$266.8	$232.1	$(51.5)	$(73.3)
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive (loss) income	$(114.4)	$(146.2)	$32.5	$9.5
Cumulative employer contributions in excess of net periodic benefit cost	381.2	378.3	(84.0)	(82.8)
Net amount recognized in the balance sheet	$266.8	$232.1	$(51.5)	$(73.3)
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation/APBO	$1.2	$1.2	$51.5	$73.3
Accumulated benefit obligation	1.2	1.2	—	—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2016	2015
Change in projected benefit obligation:
Beginning balance	$82.8	$89.1
Service cost	1.0	1.2
Interest cost	2.9	3.3
Actuarial losses (gains)	17.4	(3.2)
Benefits paid	(0.8)	(1.6)
Expense paid	(1.0)	(1.2)
Plan settlements	(5.5)	—
Exchange rate changes	(14.7)	(4.8)
Projected benefit obligation at the end of the period	$82.1	$82.8
Assumptions used to determine benefit obligation:
Discount rate	2.70%	4.00%
Rate of compensation increase	3.20%	3.10%
Change in fair value of plan assets:
Beginning balance	$96.4	$104.7
Actual return (loss) on assets	25.3	(0.1)
Company contributions	—	0.1
Plan settlements	(6.5)	—
Expenses paid	(1.0)	(1.1)
Benefits paid	(0.8)	(1.6)
Exchange rate changes	(17.2)	(5.6)
Ending balance	$96.2	$96.4
Reconciliation of funded status to net amounts recognized:
Funded status	14.2	13.6
Net amounts recognized	$14.2	$13.6
Amounts recognized in the balance sheet:
Noncurrent assets	$14.2	$13.6
Net amounts recognized	$14.2	$13.6
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive loss	(0.2)	(3.9)
Prepaid pension cost	14.4	17.5
Net amount recognized in the balance sheet	$14.2	$13.6
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation/APBO	$—	$—
Accumulated benefit obligation	—	—
Fair value of assets	$—	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Annual Expense
The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2016, 2015 and 2014 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.S. Plans	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost (income):
Service cost	$—	$—	$—	$1.8	$2.2	$2.3
Interest cost	42.7	44.4	45.9	2.1	2.2	2.7
Expected return on plan assets	(74.9)	(78.1)	(76.1)	—	—	—
Amortization of net loss	5.7	3.7	—	—	—	—
Amortization of prior service costs	—	—	—	(0.9)	—	—
Special Termination Benefits	23.6	—	1.7	3.1	—	1.7
Net periodic benefit (income) cost	(2.9)	(30.0)	(28.5)	6.1	4.4	6.7
Other changes recognized in OCI:
Total recognized in OCI (income) loss	$(31.8)	$(15.5)	$72.0	$(23.0)	$(6.1)	$0.8
Total recognized in net periodic benefit cost and OCI	$(34.7)	$(45.5)	$43.5	$(16.9)	$(1.7)	$7.5
Assumptions used to determine net periodic benefit costs:
Discount rate	4.38%	3.99%	4.89%	3.43%	3.14%	3.89%
Expected return on plan assets	6.00%	6.00%	6.50%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	7.27%	7.62%	8.50%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2038	2030	2030
The estimated net gain that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year is zero for Pension Benefits and $2.2 for Other Post-Retirement Benefits plans.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2016, 2015 and 2014 are as follows:

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2016	2015	2014
Components of net periodic benefit cost (income):
Service cost	$1.0	$1.2	$0.7
Interest cost	2.9	3.3	3.6
Expected return on plan assets	(3.6)	(4.9)	(5.7)
Net periodic benefit income (cost)	$0.3	$(0.4)	$(1.4)
Other changes recognized in OCI:
Total (loss) income recognized in OCI	$(4.6)	$1.5	$6.8
Total recognized in net periodic benefit cost and OCI	$(4.3)	$1.1	$5.4
Assumptions used to determine net periodic benefit costs:
Discount rate	4.00%	3.80%	4.75%
Expected return on plan assets	4.30%	4.80%	5.80%
Salary increases	3.10%	3.05%	3.25%
The estimated net (gain) loss that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year for the U.K. plan is zero.
Assumptions
The Company sets the discount rate assumption annually for each of its retirement-related benefit plans as of the measurement date, based on a review of projected cash flow and a long-term high-quality corporate bond yield curve. The discount rate determined on each measurement date is used to calculate the benefit obligation as of that date, and is also used to calculate the net periodic benefit (income)/cost for the upcoming plan year. During 2015, the mortality assumption for the U.S. plans was updated to Mercer’s MRP-2007 generational mortality tables for non-annuitants and Mercer’s MILES-2010 generational tables for the Auto, Industrial Goods and Transportation group for annuitants both reflecting Mercer’s MMP-2007 improvement scale. In 2016, the Company incorporated the MMP-2016 improvement scale. A blue collar adjustment is reflected for the hourly union participants and a white collar adjustment is reflected for all other participants. Actuarial gains and losses are amortized using the corridor method over the average working lifetimes of active participants/membership.
The pension expected return on assets assumption is derived from the long-term expected returns based on the investment allocation by class specified in the Company's investment policy. The expected return on plan assets determined on each measurement date is used to calculate the net periodic benefit (income)/cost of the upcoming plan year.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. To determine the health care cost trend rates the Company considers national health trends and adjusts for its specific plan design and locations. The trend and aging assumptions were updated during 2016 to reflect more current trends.
A one-percentage point increase in the initial through ultimate assumed health care trend rates would have increased the accumulated post-retirement benefit obligation by $2.5 at December 31, 2016 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2016 by $0.2. A one-percentage point decrease would have decreased the obligation by $2.3 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2016 by $0.1.

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
The Company's plans have asset allocations for the U.S., as of December 31, 2016 and December 31, 2015, as follows:

	2016	2015
Asset Category — U.S.
Equity securities — U.S.	29%	29%
Equity securities — International	4%	4%
Debt securities	65%	65%
Real estate	2%	2%
Total	100%	100%
U.K. Plans
The Trustee's investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan's assets is:

Equity securities	35%
Debt securities	60%
Property	5%
The Company's plans have asset allocations for the U.K., as of December 31, 2016 and December 31, 2015, as follows:

	2016	2015
Asset Category — U.K.
Equity securities	24%	34%
Debt securities	71%	60%
Other	5%	6%
Total	100%	100%
Projected contributions and benefit payments
Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be zero in 2017 and discretionary contributions are not expected in 2017. SERP and post-retirement medical plan contributions in 2017 are not expected to exceed $8.9. Expected contributions to the U.K. plan for 2017 are zero.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The Company monitors its defined benefit pension plan asset investments on a quarterly basis and believes that the Company is not exposed to any significant credit risk in these investments.
The total benefits expected to be paid over the next ten years from the plans' assets or the assets of the Company, by country, are as follows:

U.S.	Pension Plans	Other Post-Retirement Benefit Plans
2017	$51.3	$8.9
2018	$36.3	$7.6
2019	$39.9	$5.9
2020	$43.4	$5.2
2021	$46.8	$5.0
2022-2026	$281.3	$20.8

U.K.	Pension Plans
2017	$0.8
2018	$0.8
2019	$0.8
2020	$0.8
2021	$0.9
2022-2026	$4.6
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

As of December 31, 2016 and December 31, 2015, the pension plan assets measured at fair value on a recurring basis were as follows:

		At December 31, 2016 Using
Description	December 31, 2016 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$0.2	$0.2	$—	$—
Collective Investment Trusts	96.0	—	91.2	4.8
Commingled Equity and Bond Funds	1,302.9	—	1,302.9	—
	$1,399.1	$0.2	$1,394.1	$4.8

		At December 31, 2015 Using
Description	December 31, 2015 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$0.6	$0.6	$—	$—
Collective Investment Trusts	95.8	—	90.2	5.6
Commingled Equity and Bond Funds	1,243.2	—	1,243.2	—
	$1,339.6	$0.6	$1,333.4	$5.6
The table below sets forth a summary of changes in the fair value of the Plan's level 3 investment assets and liabilities for the years ended December 31, 2016 and December 31, 2015:

	December 31, 2016
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$5.6	$—	$0.1	$—	$(0.9)	$4.8
	$5.6	$—	$0.1	$—	$(0.9)	$4.8

	December 31, 2015
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$5.3	$—	$0.6	$—	$(0.3)	$5.6
	$5.3	$—	$0.6	$—	$(0.3)	$5.6

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

In association with the Boeing Acquisition, Spirit executives with balances in Boeing's Supplemental Executive Retirement Plan (SERP) were authorized to purchase a fixed number of units of Holdings "phantom stock" at $3.33 per unit based on the present value of their SERP balances. Under this arrangement, 860,244 phantom units were purchased. Any payment on account of units may be made in cash or shares of common stock at the sole discretion of Holdings. The balance of SERP units was 64,170 and 94,143 as of December 31, 2016 and December 31, 2015, respectively.
Repurchases of Common Stock
During the period ended December 31, 2015, the Company repurchased 5.7 million shares of its class A common stock for $300.0.
During the period ended December 31, 2016, the Company repurchased 14.2 million shares of its class A common stock for $649.6.

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
For the fiscal period ended December 31, 2016, Holdings has recognized a net total of $42.5 of stock compensation expense. The entire $42.5 of net stock compensation expense recorded in 2016 was charged directly to selling, general and administrative expense. Holdings recognized a total of $26.0 and $16.4 of stock compensation expense for the periods ended December 31, 2015 and December 31, 2014, respectively.
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
The Company's initial public offering in November 2006 (the "IPO") and secondary offerings in May 2007, April 2011 and March, June and August 2014 were considered liquidity events under the EIP. In the August 2014 secondary offering, Onex sold 100% of its remaining investment in the Company and as a result all remaining EIP shares vested upon the liquidity event. Subsequent to the liquidity event, the Company no longer awards shares under this plan.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table summarizes the activity of restricted shares under the EIP for the periods ended December 31, 2016, 2015 and 2014:

	Shares	Value(1)
(Thousands)
Executive Incentive Plan
Nonvested at December 31, 2013	869	$9.8
Vested during period	(869)	(9.8)
Forfeited during period	—	—
Nonvested at December 31, 2014	—	—
Vested during period	—	—
Forfeited during period	—	—
Nonvested at December 31, 2015	—	—
Vested during period	—	—
Forfeited during period	—	—
Nonvested at December 31, 2016	—	$—
_______________________________________

(1)	Value represents grant date fair value.
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
For each non-employee director of the Company, at least one-half of their annual director compensation is required to be paid in the form of a grant of class A common stock and/or RSUs, as elected by each director. In addition, each director may elect to have all or any portion of the remainder of their annual director compensation paid in cash or in the form of a grant of class A stock and/or RSUs. If participants cease to serve as directors within a year of the grant, the restricted shares and/or RSUs are forfeited. In 2016, the Board of Directors authorized a grant of 26,480 shares of restricted class A common stock, valued at $1.2 based on the share price of the Company's common stock at the grant dates. Additionally, 14,372 shares of class A common stock, including 6,568 Restricted Stock Units, with an aggregate grant date fair value of $0.7 awarded under the Company's Director Stock Plan vested during the twelve months ended December 31, 2016. The Company expensed a net amount of $1.2 for the Board of Directors shares for the period ended December 31, 2016. The Company expensed $1.1 and $0.9 for the periods ended December 31, 2015 and December 31, 2014, respectively. The Company's unamortized stock compensation related to these restricted shares is $0.5 which will be recognized over a weighted average remaining period of 5 months. The intrinsic value of the unvested shares based on the value of the Company's stock at December 31, 2016 was $1.5, based on the value of the Company's stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table summarizes stock and RSU grants to members of the Company's Board of Directors for the periods ended December 31, 2016, 2015 and 2014:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)
Board of Directors Stock Grants
Nonvested at December 31, 2013	39	—	$0.9	$—
Granted during period	32	—	1.1	—
Vested during period	(37)	—	(0.8)	—
Forfeited during period	(4)	—	(0.1)	—
Nonvested at December 31, 2014	30	—	1.1	—
Granted during period	21	—	1.1	—
Vested during period	(27)	—	(1.0)	—
Forfeited during period	(3)	—	(0.1)	—
Nonvested at December 31, 2015	21	—	1.1	—
Granted during period	26	—	1.2	—
Vested during period	(21)	—	(1.1)	—
Forfeited during period	—	—	—	—
Nonvested at December 31, 2016	26	—	$1.2	$—
_______________________________________

(1)	Value represents grant date fair value.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table summarizes the activity of the restricted shares under the STIP for the twelve months ended December 31, 2016, 2015 and 2014:

	Shares	Value(1)
(Thousands)
Short-Term Incentive Plan
Nonvested at December 31, 2013	62	$1.0
Granted during period	—	—
Vested during period	(62)	(1.0)
Forfeited during period	—	—
Nonvested at December 31, 2014	—	—
Granted during period	—	—
Vested during period	—	—
Forfeited during period	—	—
Nonvested at December 31, 2015	—	—
Granted during period	—	—
Vested during period	—	—
Forfeited during period	—	—
Nonvested at December 31, 2016	—	$—
_______________________________________

(1)	Value represents grant date fair value.
Long-Term Incentive Awards
The Fourth Amended and Restated Long-Term Incentive Plan ("LTIP") was designed to encourage retention of key employees, and awards were made under the LTIP for this purpose prior to the adoption of the Omnibus Plan.
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

For the twelve months ended December 31, 2016, 623,620 shares of class A common stock with an aggregate grant date fair value of $27.4 were granted under the service-based portion of the Company's LTIA. In addition, 206,132 shares of class A common stock with an aggregate grant date fair value of $10.9 were granted under the market-based portion of the Company's LTIA under the Omnibus Plan and such shares are eligible to vest on the three-year anniversary of the grant date depending on total shareholder return compared to a group of the Company's peers. Additionally, 503,543 shares of class A common stock with an aggregate grant date fair value of $14.9 awarded under the Company's LTIP and LTIA vested during the twelve months ended December 31, 2016.
During the quarter ended December 31, 2015, 2,829 shares of class A common stock with an aggregate grant date fair value of $0.2 were granted under the service-based portion of the Company's LTIA.
For the twelve months ended December 31, 2015, 535,648 shares of class A common stock with an aggregate grant date fair value of $26.6 were granted under the service-based portion of the Company's LTIA . In addition, 96,423 shares of class A common stock with an aggregate grant date fair value of $6.2 were granted under the market-based portion of the Company's LTIA under the Omnibus Plan and such shares are eligible to vest on the three-year anniversary of the grant date depending on total shareholder return compared to a group of the Company's peers. Additionally, 878,706 shares of class A common stock with an aggregate grant date fair value of $21.6 awarded under the Company's LTIP vested during the twelve months ended 2015.

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
For the twelve months ended December 31, 2014, the Board of Directors approved grants of 564,509 shares of class A common stock with an aggregate grant date fair value of $19.0 under the service-based portion of the Company's LTIA under the Omnibus Plan and such shares will vest annually in three equal installments beginning on the one-year anniversary of the grant date. Additionally, 125,212 shares of class A common stock with an aggregate grant date fair value of $5.6 were granted under the market-based portion of the Company's LTIA under the Omnibus Plan and such shares are eligible to vest on the three-year anniversary of the grant date depending on the total shareholder return compared to a group of the Company's peers. Additionally, 547,982 shares of class A common stock with an aggregate grant date fair value of $12.5 awarded under the Company's LTIP vested during 2014.
The Company expensed a net total of $41.3 for the unvested class A LTIP and LTIA shares in the twelve months ended December 31, 2016. The Company expensed a net total of $24.9 and $15.4 for class A LTIP and LTIA shares for the twelve month periods ended December 31, 2015 and December 31, 2014, respectively.
The Company's unamortized stock compensation related to these unvested class A shares is $32.3 which will be recognized over a weighted average remaining period of 1.6 years. The intrinsic value of the unvested class A LTIA shares at December 31, 2016 was $90.6, based on the value of the Company's common stock and the number of unvested shares.
The following table summarizes the activity of the restricted shares under the LTIP and LTIA for the twelve month periods ended December 31, 2016, 2015 and 2014:

	Shares		Value(1)
	Class A	Class B	Class A	Class B
	(Thousands)
Long-Term Incentive Plan/Long-Term Incentive Award under Omnibus Plan
Nonvested at December 31, 2013	2,358	—	$52.3	$—
Granted during period	690	—	24.6	—
Vested during period	(548)	—	(12.5)	—
Forfeited during period	(245)	—	(6.1)	—
Nonvested at December 31, 2014	2,255	—	58.3	—
Granted during period	632	—	32.8	—
Vested during period	(879)	—	(21.6)	—
Forfeited during period	(171)	—	(5.1)	—
Nonvested at December 31, 2015	1,837	—	64.4	—
Granted during period	830	—	38.3	—
Vested during period	(830)	—	(24.5)	—
Forfeited during period	(280)	—	(10.9)	—
Nonvested at December 31, 2016	1,557	—	$67.3	$—
_______________________________________

(1)	Value represents grant date fair value.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

16.   Income Taxes
The following summarizes pretax income:

	2016	2015	2014
U.S.	$593.3	$739.4	$194.2
International	67.2	68.7	68.2
Total (before equity earnings)	$660.5	$808.1	$262.4
The tax provision contains the following components:

	2016	2015	2014
Current
Federal	$158.0	$175.5	$(91.0)
State	3.6	3.5	(0.9)
Foreign	29.2	5.5	4.0
Total current	$190.8	$184.5	$(87.9)
Deferred
Federal	$20.0	$(119.1)	$—
State	(1.0)	(48.9)	(2.0)
Foreign	(17.7)	4.1	(6.0)
Total deferred	1.3	(163.9)	(8.0)
Total tax provision (benefit)	$192.1	$20.6	$(95.9)

The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	2016		2015		2014
Tax at U.S. Federal statutory rate	$231.2	35.0%	$283.3	35.0%	$91.8	35.0%
State income taxes, net of Federal benefit	11.6	1.8	15.0	1.9	4.1	1.6
State income tax credits, net of Federal benefit	(9.4)	(1.4)	(4.1)	(0.5)	(9.0)	(3.4)
Foreign rate differences	(13.5)	(2.0)	(13.5)	(1.7)	(12.3)	(4.7)
Research and Experimentation	(3.6)	0.6	(3.3)	(0.4)	(3.0)	(1.1)
Domestic Production Activities Deduction	(16.4)	(2.5)	(17.8)	(2.2)	—	—
Interest on assessments	0.6	0.1	(1.0)	(0.1)	(3.7)	(1.4)
Excess tax benefits	(4.6)	(0.7)	—	—	—	—
Valuation Allowance - U.S. Deferred Tax Asset	—	—	(241.9)	(29.9)	(167.2)	(63.7)
Other	(3.8)	(0.6)	3.9	0.5	3.4	1.2
Total provision (benefit) for income taxes	$192.1	29.1%	$20.6	2.6%	$(95.9)	(36.5)%

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Significant tax effected temporary differences comprising the net deferred tax asset are as follows:

	2016	2015
Long-term contracts	$127.7	$142.4
Post-retirement benefits other than pensions	19.1	27.2
Pension and other employee benefit plans	(77.5)	(64.4)
Employee compensation accruals	68.0	52.6
Depreciation and amortization	(154.4)	(124.6)
Inventory	1.7	2.1
Interest swap contracts	—	—
State income tax credits	71.7	70.5
Accruals and reserves	91.7	85.8
Deferred production	(3.7)	(2.4)
Deferred gain — severe weather event	—	(21.2)
Net operating loss carryforward	3.7	0.6
Other	(5.7)	(3.8)
Net deferred tax asset	142.3	164.8
Valuation allowance	(13.6)	(15.1)
Net deferred tax asset	$128.7	$149.7
Deferred tax detail above is included in the consolidated balance sheet and supplemental information as follows:

	2016	2015
Non-current deferred tax assets	128.8	162.8
Non-current deferred tax liabilities	(0.1)	(13.1)
Net non-current deferred tax assets	$128.7	$149.7
Total deferred tax asset	$128.7	$149.7

The following is a roll forward of the deferred tax valuation allowance at December 31, 2016, 2015 and 2014:

Deferred Tax Asset Valuation Allowance	2016	2015	2014
Balance, January 1	$15.1	$257.3	$396.5
US deferred tax asset	—	(109.3)	40.4
Income tax credits	(0.9)	(57.4)	9.1
Depreciation and amortization	(0.1)	119.6	16.3
Long-term contracts	—	(194.6)	(205.0)
Other	(0.6)	(0.5)	—
Balance, December 31	$13.5	$15.1	$257.3
A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, we assess all available positive and negative evidence. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified.
The Company continues to maintain $13.5 in valuation allowances primarily against separate company state income tax credit deferred tax assets.
We consider the earnings of all non-US subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability of approximately $100.0 related to the U.S. federal and state income taxes and foreign withholding taxes on approximately $290.0 of undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. Should we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.
The beginning and ending unrecognized tax benefits reconciliation is as follows:

	2016	2015	2014
Beginning balance	$6.2	$5.9	$18.4
Gross increases related to current period tax positions	—	—	—
Gross increases related to prior period tax positions	0.1	0.3	0.9
Gross decreases related to prior period tax positions	—	—	(13.4)
Statute of limitations' expiration	—	—	—
Settlements	—	—	—
Ending balance	$6.3	$6.2	$5.9
Included in the December 31, 2016 balance was $4.1 in unrecognized tax benefits which, if ultimately recognized, will reduce the Company's effective tax rate. The Internal Revenue Service's examination of the Company's 2015 U.S. Federal income tax return is substantially complete. The Company will continue to participate in the Compliance Assurance Process ("CAP") program for its 2016 and 2017 tax years. The CAP program's objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. The HM Revenue & Customs completed its examination of the Company's 2009-2011 U.K. income tax returns and the statute of limitations has lapsed on the 2013 tax return. The Directorate General of Public Finance closed its examination of the Company's 2011-2013 France income tax returns. While a change could result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax liability in the next 12 months.
The Company reports interest and penalties, if any, related to unrecognized tax benefits in the income tax provision. As of December 31, 2016, and December 31, 2015, there was no accrued interest on the unrecognized tax benefit liability included in the consolidated balance sheets and there was no impact of interest on the Company’s unrecognized tax benefit liability during 2016 and 2015.
As a result of the early adoption of ASU 2016-09, during the twelve months ended December 31, 2016, share-based compensation excess tax benefits of $4.6 were reflected in the Consolidated Statements of Income as a component of the income tax provision and the Consolidated Statement of Cash Flows included a $4.6 increase to net cash provided by operating activities. Accounting guidance requires that this item is treated as a discrete adjustment to our tax rate, which is reflected in the 29.1% effective tax rate for the twelve months ended December 31, 2016.
The Company continues to operate under a tax holiday in Malaysia effective through September 2024. In 2014, the Company received formal approval of the tax holiday from the Malaysian tax authorities, with conditional renewals once every five years beginning in September 2014. The Company expects to meet the requirements for the conditional renewals. The Company’s 2016 income tax expense reflects $6.6 of Malaysia tax holiday benefit for the year ended December 31, 2016.
At December 31, 2016, the Company had total North Carolina state net operating loss carryforwards of $17.0 which begin to expire in 2026.
On December 18, 2015, the President signed legislation making permanent the U.S. Research Tax Credit so that it applies for amounts paid or accrued on or after January 1, 2015. The Company's income tax expense for 2016 reflects the benefit of the Research Tax Credit attributable to 2016 of $3.6.
Included in the deferred tax assets at December 31, 2016 are $48.1 in Kansas High Performance Incentive Program ("HPIP") Credit, $8.2 in Kansas Research & Development ("R&D") Credit, and $2.7 in Kansas Business and Jobs Development Credit, totaling $59.0 in gross Kansas state income tax credit carryforwards, net of federal benefit. The HPIP Credit provides a 10% investment tax credit for qualified business facilities located in Kansas for which $3.6 expires in 2027, $9.7 expires in 2028, $11.7 expires in 2029, $8.9 expires in 2030, $5.3 expires in 2031, and the remainder expires in 2032. The R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely. The

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Business and Jobs Development Credit provides a tax credit for increased employment in Kansas. This credit can be carried forward indefinitely.
Included in the deferred tax assets at December 31, 2016 are $5.5 in North Carolina Investing in Business Property Credit, $3.9 in North Carolina Investment in Real Property Credit, and $3.2 in North Carolina Creating Jobs Credit, totaling $12.6 in gross North Carolina state income tax credit carryforwards, net of federal benefit. The Investing in Business Property Credit provides a 7% investment tax credit for property located in a North Carolina development area and the Investment in Real Property Credit provides a 30% investment tax credit for real property located in a North Carolina development area. The Creating Jobs Credit provides a tax credit for increased employment in North Carolina. These North Carolina state income tax credits can be carried forward 20 years. It is management's opinion that none of these North Carolina state income tax credits will be utilized before they expire and a $12.6 valuation allowance is recorded against the deferred tax asset, net of federal benefit.
The Company had $7.4 and $6.8 of income tax receivable as of December 31, 2016 and December 31, 2015, respectively, which is reflected within other current assets on the Consolidated Balance Sheet.

17.   Equity
Earnings per Share Calculation
Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.
 Subject to preferences that may apply to shares of preferred stock outstanding at the time, holders of the Company’s outstanding common stock are entitled to any dividend declared by the Board of Directors out of funds legally available for this purpose. The Company did not pay any cash dividends in the period ended December 31, 2016. On November 1, 2016 the Company announced that its Board of Directors declared a $0.10 per share quarterly cash dividend on the outstanding common stock of the Company which totaled $12.0 and was paid on January 9, 2017 to shareholders of record at the close of business on December 19, 2016. Any future determination to continue to pay dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other factors, the Company's results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which the Company is party. The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of December 31, 2016, no treasury shares have been reissued or retired.
The following table sets forth the computation of basic and diluted earnings per share:

	For the Twelve Months Ended
	December 31, 2016			December 31, 2015			December 31, 2014
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$469.4	126.1	$3.72	$788.0	138.4	$5.69	$357.2	140.0	$2.55
Income allocated to participating securities	0.3	0.1		0.7	0.1		1.6	0.6
Net income (loss)	$469.7			$788.7			$358.8
Diluted potential common shares		0.8			0.9			1.0
Diluted EPS
Net income (loss)	$469.7	127.0	$3.70	$788.7	139.4	$5.66	$358.8	141.6	$2.53
The balance of outstanding common shares presented in the consolidated statement of shareholders' equity was 121.6 million, 135.6 million and 141.1 million at December 31, 2016, 2015 and 2014, respectively. Included in the outstanding common shares were 1.6 million, 1.9 million and 2.3 million of issued but unvested shares at December 31, 2016, 2015 and 2014, respectively, which are excluded from the basic EPS calculation.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss, net of tax, is summarized by component as follows:

	December 31, 2016	December 31, 2015
Pension	$(98.5)	$(121.5)
Interest rate swaps	—	(0.4)
SERP/ Retiree medical	20.5	6.1
Foreign currency impact on long term intercompany loan	(19.1)	(9.2)
Currency translation adjustment	(89.8)	(35.5)
Total accumulated other comprehensive loss	$(186.9)	$(160.5)

Amortization of the pension plans' net loss reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the consolidated statements of operations was $5.7, $3.7 and zero for the twelve months ended December 31, 2016, 2015 and 2014, respectively.
Noncontrolling Interest
Noncontrolling interest at December 31, 2016 remained unchanged from the prior year at $0.5.
Repurchases of Common Stock
On July 29, 2015, the Company announced that our Board of Directors authorized a share repurchase program for the purchase of up to $350.0 of our common stock (the "2015 Share Repurchase Program"). During the period ended December 31, 2015, the Company repurchased 5.7 million shares of its class A common stock for $300.0.
On January 27, 2016, the Company announced that our Board of Directors authorized an additional new share repurchase program for the purchase of up to $600.0 of our common stock (the "2016 Share Repurchase Program").
On November 1, 2016, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $600.0 of the Company's common stock (the "2017 Share Repurchase Program").
During the period ended December 31, 2016, the Company repurchased 14.2 million shares of its class A common stock for $649.6, which consisted of the remaining $50.0 from the 2015 Share Repurchase Program and approximately all of the $600.0 of the authorized amount of the 2016 Share Repurchase Program.

18.   Related Party Transactions
In December 2014, Onex acquired approximately a 40% interest in Advanced Integration Technologies (“AIT”), a provider of automation and tooling, maintenance services and aircraft components to the aerospace industry and a supplier to the Company. For the twelve months ended December 31, 2016 and 2015, sales from AIT to the Company and its subsidiaries were $13.7 and $18.5, respectively. The amounts owed to AIT and recorded as accrued liabilities were $0.5 and $4.0 as of December 31, 2016 and December 31, 2015, respectively. Tawfiq Popatia, a former director of Spirit Holdings, is a Managing Director of Onex Corporation.

19.   Commitments, Contingencies and Guarantees
Litigation
From time to time the Company is subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. The Company had outstanding obligations in respect of litigation or other legal proceedings of $25.0 for each of the periods ended December 31, 2016 and December 31, 2015, respectively. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations and cash flows in a particular quarter or fiscal year.

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

On December 5, 2014, Boeing filed a complaint in Delaware Superior Court, Complex Commercial Litigation Division, entitled The Boeing Co. v. Spirit AeroSystems, Inc., No. N14C-12-055 (EMD). Boeing seeks indemnification from Spirit for (a) damages assessed against Boeing in International Union, United Automobile, Aerospace and Agricultural Workers of America v. Boeing Co., AAA Case No. 54 300 00795 07 (the “UAW Arbitration”), which was brought on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, and (b) claims that Boeing settled in Society of Professional Engineering Employees in Aerospace v. Boeing Co., Nos. 05-1251-MLB, 07-1043-MLB (D. Kan.) (the “Harkness Class Action”). Spirit Holdings, Spirit and certain Spirit retirement plan entities were parties to the Harkness Class Action, but all claims against the Spirit entities were subsequently dismissed. Boeing’s Complaint asserts that the damages assessed against Boeing in the UAW Arbitration and the claims settled by Boeing in the Harkness Class Action are liabilities that Spirit assumed under an Asset Purchase Agreement between Boeing and Spirit, dated February 22, 2005 (the “APA”). Boeing asserts claims for breach of contract and declaratory judgment regarding its indemnification rights under the APA. Boeing estimates the UAW Arbitration decision to have a net present value of $39.0. In regard to the Harkness Class Action, the district court approved a settlement in an amount of $90.0. In addition to the amounts related to the UAW Arbitration and Harkness Class Action, Boeing seeks indemnification for more than $10.0 in attorneys’ fees it alleges it expended to defend the UAW Arbitration and Harkness Class Action, as well as for the reasonable fees, costs and expenses Boeing expends litigating the case against Spirit. Following a motion to dismiss (which was denied by Court Order dated August 14, 2015), Spirit answered Boeing’s Complaint and asserted a Counterclaim against Boeing, on the ground that the liabilities at issue were Boeing’s responsibility under the APA. Spirit’s Counterclaim alleges breach of contract and seeks a declaratory judgment regarding Spirit’s right to indemnification from Boeing under the APA. Spirit’s Counterclaim seeks to recover the amounts that Spirit spent litigating the Harkness Class Action, responding to Boeing’s indemnification demands concerning the Harkness Class Action and UAW Arbitration, and also litigating the current lawsuit against Boeing. On December 20, 2016, Boeing and Spirit moved for summary judgment. Summary judgment briefing will be completed on February 9, 2017. A decision on the summary judgment motions is not expected until the second quarter of 2017. Trial is presently scheduled for May 2017. Spirit intends to defend vigorously against the allegations in this lawsuit.

On June 3, 2013, a putative class action lawsuit was commenced against the Company, Jeffrey L. Turner, and Philip D. Anderson in the U.S. District Court for the District of Kansas. The court-appointed lead plaintiffs - two pension funds that claim to represent a class of investors in the Company's stock - filed an amended complaint on April 7, 2014, naming as additional defendants Spirit's Vice President of the B787 Program Terry J. George and former Senior Vice President of Oklahoma Operations Alexander K. Kummant. The amended complaint alleges that defendants engaged in a scheme to artificially inflate the market price of the Company's stock by making false statements and omissions about certain programs' performance and costs. It contends that the alleged scheme was revealed by the Company’s accrual of $590.0 in forward loss charges on October 25, 2012. The lead plaintiffs seek certification of a class of all persons other than defendants who purchased Holdings securities between May 5, 2011 and October 24, 2012, and seek an unspecified amount of damages on behalf of the putative class. In June 2014, the defendants filed a motion to dismiss the claims set forth in the amended complaint. On May 14, 2015, the District Court granted Spirit's motion to dismiss and dismissed the matter with prejudice. The plaintiffs filed a notice of appeal on June 11, 2015. On July 5, 2016, the U.S. Court of Appeals for the Tenth Circuit affirmed the District Court’s dismissal. On July 20, 2016, the plaintiffs filed a petition for rehearing and rehearing en banc. On August 2, 2016, the Court of Appeals denied the petition. The plaintiffs did not file a petition for a writ of certiorari by the October 31, 2016 deadline, and this matter is now closed.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Commitments
The Company leases equipment and facilities under various non-cancelable capital and operating leases. The capital leasing arrangements extend through 2026. Minimum future lease payments under these leases at December 31, 2016 are as follows:

		Capital
	Operating	Present Value	Interest	Total
2017	$10.9	$0.7	$0.3	$11.9
2018	$7.3	$0.8	$0.3	$8.4
2019	$5.5	$0.9	$0.3	$6.7
2020	$4.1	$0.9	$0.3	$5.3
2021	$3.0	$0.9	$0.2	$4.1
2022 and thereafter	$12.5	$4.7	$7.9	$25.1
Operating lease payments were as follows:

	2016	2015	2014
Minimum rentals	$15.4	$17.8	$20.5
Total	$15.4	$17.8	$20.5
Spirit's aggregate capital commitments totaled $180.9 and $187.2 at December 31, 2016 and December 31, 2015, respectively.
The Company paid $0.1 and $0.3 in interest expense related to the capital leases for periods ended December 31, 2016 and December 31, 2015, respectively.
Guarantees
Contingent liabilities in the form of letters of guarantee have been provided by the Company. Outstanding guarantees were $20.7 and $20.1 at December 31, 2016 and December 31, 2015, respectively.
Restricted Cash
The Company was required to maintain $19.9 of restricted cash as of both December 31, 2016 and December 31, 2015 related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash is included in “Other assets” in the Company's Condensed Consolidated Balance Sheets.
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
The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. Specific provisions totaling $99.0 and $78.0 were recorded

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

against disputed warranty claims as of December 31, 2016 and December 31, 2015, respectively. These specific provisions represent the Company’s best estimate of reasonably possible warranty costs. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur charges that exceed these recorded amounts. The Company utilized available information to make appropriate assessments, however the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to judgment. Disputed warranty claims in excess of the specific warranty provision were $209.0 and $192.0, as of December 31, 2016 and December 31, 2015, respectively.
The following is a roll forward of the service warranty and extraordinary rework balance at December 31, 2016, 2015 and 2014:

	2016	2015	2014
Balance, January 1	$158.7	$119.9	$68.7
Charges to costs and expenses	16.7	43.8	53.7
Payouts	(9.5)	(4.8)	(1.8)
Write-offs, net of recoveries	—	—	—
Exchange rate	(2.2)	(0.2)	(0.7)
Balance, December 31	$163.7	$158.7	$119.9

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
Spirit recorded the property net of a capital lease obligation to repay the IRB proceeds on its consolidated balance sheet. Gross assets and liabilities associated with these IRBs were $399.7 and $404.7 as of December 31, 2016 and December 31, 2015, respectively.

20.   Other Expense, Net
Other income (expense), net is summarized as follows:

	For the Twelve Months Ended
	December 31, 2016	December 31, 2015	December 31, 2014
KDFA bond	$3.4	$3.9	$3.3
Rental and miscellaneous income (expense)(1)	0.3	(2.0)	0.8
Interest Income	3.6	2.1	0.6
Foreign currency losses	(14.6)	(6.2)	(8.2)
Total	$(7.3)	$(2.2)	$(3.5)

(1)	Includes $2.0 of losses for the period ended December 31, 2015 related to the settlement of interest rate swap agreements as further detailed in Note 11, "Derivative and Hedging Activities."
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

21.   Significant Concentrations of Risk
Economic Dependence
The Company's largest customer (Boeing) accounted for approximately 81%, 84% and 83% of the revenues for the periods ended December 31, 2016, 2015 and 2014, respectively. Approximately 56% and 48% of the Company's accounts receivable balance at December 31, 2016 and December 31, 2015, respectively, was attributable to Boeing.
The Company's second largest customer (Airbus) accounted for approximately 15%, 11% and 10% of the revenues for the periods ended December 31, 2016, 2015 and 2014, respectively. Approximately 28% and 30% of the Company's accounts receivable balance at December 31, 2016 and December 31, 2015, respectively, was attributable to Airbus.
Employees
As of December 31, 2016, the Company had approximately 12,700 employees located in the Company's four U.S. facilities. Approximately 87% of the Company's U.S. employees are represented by five unions.
As of December 31, 2016, the Company had 900 employees located in the Company's two U.K. facilities. Approximately 69%, of the Company's U.K. employees are represented by one union.

22.   Supplemental Balance Sheet Information
Accrued expenses and other liabilities consist of the following:

	December 31, 2016	December 31, 2015
Accrued expenses
Accrued wages and bonuses	$32.9	$32.7
Accrued fringe benefits	117.5	121.1
Accrued interest	5.3	5.6
Workers' compensation	6.7	7.5
Property and sales tax	15.5	25.9
Warranty/extraordinary rework reserve — current	2.9	3.5
Other	35.4	33.9
Total	$216.2	$230.2
Other liabilities
Deferred tax liability — non-current	$0.1	$13.1
Warranty/extraordinary rework reserve — non-current	160.8	155.2
Customer cost recovery(1)	40.7	57.8
Other	74.5	47.4
Total	$276.1	$273.5
_____________________________________

(1)
As part of the B787 Amendment, Spirit agreed to pay Boeing for work to complete initial production units; $17.0 in customer cost recovery is reported in other current liabilities on the Condensed Consolidated Balance Sheet

23.   Segment and Geographical Information
The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Revenue from Boeing represents a substantial portion of our revenues in all segments. Wing Systems also includes significant revenues from Airbus. Approximately 96% of the Company's net revenues for the twelve months ended December 31, 2016 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table shows segment revenues and operating income for the twelve months ended December 31, 2016, 2015 and 2014:

	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014
Segment Revenues
Fuselage Systems	$3,498.8	$3,447.0	$3,354.9
Propulsion Systems	1,777.3	1,750.7	1,737.2
Wing Systems	1,508.7	1,437.7	1,695.9
All Other	8.1	8.5	11.2
	$6,792.9	$6,643.9	$6,799.2
Segment Operating Income (Loss) (1)
Fuselage Systems	$468.6	$607.3	$557.3
Propulsion Systems	325.9	378.2	354.9
Wing Systems	223.6	178.5	244.6
All Other	1.6	1.3	3.4
	1,019.7	1,165.3	1,160.2
Corporate SG&A	(228.3)	(220.8)	(233.8)
Unallocated impact of severe weather event (see Note 27)	(12.1)	—	—
Research and development	(23.8)	(27.8)	(29.3)
Unallocated cost of sales(2)	(30.4)	(53.7)	(72.0)
Loss on divestiture of programs (see Note 26)	—	—	(471.1)
Total operating income	$725.1	$863.0	$354.0
_______________________________________

(1)
Inclusive of forward losses, changes in estimate on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2016, 2015 and 2014 are further detailed in Note 3 "Changes in Estimates."

(2)
For 2016, includes charges of $13.8 and $23.6, related to warranty reserve and early retirement incentives, respectively, offset by $7.9 for the settlement of historical claims with suppliers. For 2015, includes charges of $40.7, $0.8, and $6.4 related to warranty reserve, reduction in workforce and unallocated inventory write-offs, respectively. In 2014, includes charges of $52.7, $6.0, and $13.0 related to warranty reserve, reduction in workforce and unallocated inventory write-offs, respectively.

Most of the Company's revenue is obtained from sales inside the United States however the Company does generate international sales, primarily from sales to Airbus. The following chart illustrates the split between domestic and foreign revenues:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$5,650.1	83%	$5,709.0	86%	$5,968.3	88%
International
United Kingdom	690.7	10%	570.1	9%	587.5	8%
Other	452.1	7%	364.8	5%	243.4	4%
Total International	1,142.8	17%	934.9	14%	830.9	12%
Total Revenues	$6,792.9	100%	$6,643.9	100%	$6,799.2	100%
_______________________________________

(1)	Net Revenues are attributable to countries based on destination where goods are delivered.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Most of the Company's long-lived assets are located within the United States. Approximately 4% of the Company's long-lived assets based on book value are located in the United Kingdom as part of Spirit Europe with approximately another 4% of the Company's total long-lived assets located in countries outside the United States and the United Kingdom. The following chart illustrates the split between domestic and foreign assets:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
Asset Location	Total Long-Lived Assets	Percent of Total Long-Lived Assets	Total Long-Lived Assets	Percent of Total Long-Lived Assets	Total Long-Lived Assets	Percent of Total Long-Lived Assets
United States	$1,828.2	92%	$1,755.6	90%	$1,598.2	90%
International
United Kingdom	80.0	4%	95.0	5%	124.2	7%
Other	83.4	4%	100.1	5%	61.2	3%
Total International	163.4	8%	195.1	10%	185.4	10%
Total Long-Lived Assets	$1,991.6	100%	$1,950.7	100%	$1,783.6	100%

24.   Quarterly Financial Data (Unaudited)

	Quarter Ended
2016	December 31, 2016(1)	September 29, 2016(2)	June 30, 2016(3)	March 31, 2016(4)
Revenues	$1,570.0	$1,711.4	$1,829.9	$1,681.6
Gross profit	$236.8	$272.0	$157.9	$322.6
Operating income	$160.9	$214.4	$83.3	$266.5
Net income	$108.2	$145.1	$44.8	$171.6
Earnings per share, basic	$0.90	$1.16	$0.35	$1.30
Earnings per share, diluted	$0.89	$1.16	$0.35	$1.29

	Quarter Ended
2015	December 31, 2015(5)	October 1, 2015(6)	July 2, 2015(7)	April 2, 2015(8)
Revenues	$1,609.4	$1,593.6	$1,698.7	$1,742.2
Gross profit	$274.3	$252.6	$290.8	$293.9
Operating income	$205.8	$191.6	$230.3	$235.3
Net income	$138.3	$313.6	$154.9	$181.9
Earnings per share, basic	$1.02	$2.25	$1.11	$1.31
Earnings per share, diluted	$1.01	$2.24	$1.11	$1.30
______________________________________

(1)	Fourth quarter 2016 earnings include the impact of net favorable changes in estimate of $7.5, as well as $11.8 related to early retirement incentives.

(2)	Third quarter 2016 earnings includes the impact of net unfavorable changes in estimate of $5.5.

(3)	Second quarter 2016 earnings include the impact of net unfavorable changes in estimate of $134.7.

(4)	First quarter 2016 earnings includes the impact of net favorable changes in estimate of $47.2, as well as $11.8 related to early retirement incentives.

(5)	Fourth quarter 2015 earnings include the impact of net favorable changes in estimate of $14.2.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

(6)	Third quarter 2015 earnings includes the impact of net favorable changes in estimate of $19.0, as well as valuation allowance release of $189.4.

(7)	Second quarter 2015 earnings include the impact of net favorable changes in estimate of $18.8 .

(8)	First quarter 2015 earnings includes the impact of net favorable changes in estimate $14.9, as well as valuation allowance release $42.0.

25.   Condensed Consolidating Financial Information
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Twelve Months Ended December 31, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$6,124.6	$1,284.2	$(615.9)	$6,792.9
Operating costs and expenses
Cost of sales	—	5,255.0	1,164.5	(615.9)	5,803.6
Selling, general and administrative	8.7	203.6	16.0	—	228.3
Impact of severe weather event	—	12.1	—	—	12.1
Research and development	—	20.8	3.0	—	23.8
Total operating costs and expenses	8.7	5,491.5	1,183.5	(615.9)	6,067.8
Operating (loss) income	(8.7)	633.1	100.7	—	725.1
Interest expense and financing fee amortization	—	(57.0)	(7.8)	7.5	(57.3)
Other income (expense), net	—	14.9	(14.7)	(7.5)	(7.3)
(Loss) income before income taxes and equity in net income of affiliates and subsidiaries	(8.7)	591.0	78.2	—	660.5
Income tax benefit (provision)	2.6	(179.2)	(15.5)		(192.1)
(Loss) income before equity in net income of affiliates and subsidiaries	(6.1)	411.8	62.7	—	468.4
Equity in net income of affiliates	1.3	—	1.3	(1.3)	1.3
Equity in net income of subsidiaries	474.5	62.6	—	(537.1)	—
Net income	469.7	474.4	64.0	(538.4)	469.7
Other comprehensive loss	(26.4)	(26.4)	(61.3)	87.7	(26.4)
Comprehensive income	$443.3	$448.0	$2.7	$(450.7)	$443.3

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Twelve Months Ended December 31, 2015

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$6,096.1	$1,030.6	$(482.8)	$6,643.9
Operating costs and expenses
Cost of sales	—	5,095.4	919.7	(482.8)	5,532.3
Selling, general and administrative	7.1	194.9	18.8	—	220.8
Research and development	—	25.7	2.1	—	27.8
Total operating costs and expenses	7.1	5,316.0	940.6	(482.8)	5,780.9
Operating (loss) income	(7.1)	780.1	90.0	—	863.0
Interest expense and financing fee amortization	—	(52.2)	(7.8)	7.3	(52.7)
Other income (expense), net	—	11.3	(6.3)	(7.2)	(2.2)
(Loss) income before income taxes and equity in net income of affiliates and subsidiaries	(7.1)	739.2	75.9	0.1	808.1
Income tax benefit (provision)	0.1	(8.4)	(12.3)		(20.6)
(Loss) income before equity in net income of affiliates and subsidiaries	(7.0)	730.8	63.6	0.1	787.5
Equity in net income of affiliates	1.2	—	1.2	(1.2)	1.2
Equity in net income of subsidiaries	794.5	63.6	—	(858.1)	—
Net income	788.7	794.4	64.8	(859.2)	788.7
Other comprehensive loss	(6.7)	(6.7)	(21.1)	27.8	(6.7)
Comprehensive income	$782.0	$787.7	$43.7	$(831.4)	$782.0

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Twelve Months Ended December 31, 2014

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$6,242.2	$1,131.2	$(574.2)	$6,799.2
Operating costs and expenses
Cost of sales	—	5,270.2	1,015.0	(574.2)	5,711.0
Selling, general and administrative	13.2	200.8	19.8	—	233.8
Research and development	—	27.9	1.4	—	29.3
Loss on sale of Gulfstream programs (see Note 26)	—	471.1	—	—	471.1
Total operating costs and expenses	13.2	5,970.0	1,036.2	(574.2)	6,445.2
Operating (loss) income	(13.2)	272.2	95.0	—	354.0
Interest expense and financing fee amortization	—	(87.4)	(9.8)	9.1	(88.1)
Other income (expense), net	—	13.7	(8.1)	(9.1)	(3.5)
(Loss) income before income taxes and equity in net income of affiliates and subsidiaries	(13.2)	198.5	77.1	—	262.4
Income tax (provision) benefit	(0.8)	98.0	(1.3)		95.9
(Loss) income before equity in net income of affiliates and subsidiaries	(14.0)	296.5	75.8	—	358.3
Equity in net income of affiliates	0.5	—	0.5	(0.5)	0.5
Equity in net income of subsidiaries	372.3	75.7	—	(448.0)	—
Net income	358.8	372.2	76.3	(448.5)	358.8
Other comprehensive loss	(99.2)	(73.9)	(25.3)	99.2	(99.2)
Comprehensive income	$259.6	$298.3	$51.0	$(349.3)	$259.6

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$680.1	$17.6	$—	$697.7
Accounts receivable, net	—	785.0	249.4	(373.9)	660.5
Inventory, net	—	1,058.8	456.5	—	1,515.3
Other current assets	—	29.0	7.9	—	36.9
Total current assets	—	2,552.9	731.4	(373.9)	2,910.4
Property, plant and equipment, net	—	1,462.3	529.3	—	1,991.6
Pension assets	—	268.1	14.2	—	282.3
Investment in subsidiary	1,928.8	544.4	—	(2,473.2)	—
Other assets	—	398.9	101.4	(279.4)	220.9
Total assets	$1,928.8	$5,226.6	$1,376.3	$(3,126.5)	$5,405.2
Current liabilities
Accounts payable	$—	$527.0	$426.6	$(373.9)	$579.7
Accrued expenses	—	192.8	23.4	—	216.2
Profit sharing	—	97.2	4.2	—	101.4
Current portion of long-term debt	—	25.1	1.6	—	26.7
Advance payments, short-term	—	199.3	—	—	199.3
Deferred revenue, short-term	—	310.8	1.3	—	312.1
Deferred grant income liability — current	—	—	14.4	—	14.4
Other current liabilities	—	94.2	0.2	—	94.4
Total current liabilities	—	1,446.4	471.7	(373.9)	1,544.2
Long-term debt	—	1,052.5	206.9	(199.4)	1,060.0
Advance payments, long-term	—	342.0	—	—	342.0
Pension/OPEB obligation	—	43.9	—	—	43.9
Deferred grant income liability — non-current	—	—	63.4	—	63.4
Deferred revenue and other deferred credits	—	143.4	3.4	—	146.8
Other liabilities	—	349.5	6.6	(80.0)	276.1
Total equity	1,928.8	1,848.9	624.3	(2,473.2)	1,928.8
Total liabilities and shareholders' equity	$1,928.8	$5,226.6	$1,376.3	$(3,126.5)	$5,405.2

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2015

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$894.2	$63.1	$—	$957.3
Accounts receivable, net	—	686.3	216.5	(365.8)	537.0
Inventory, net	—	1,229.0	545.3	0.1	1,774.4
Other current assets	—	24.4	6.0	—	30.4
Total current assets	—	2,833.9	830.9	(365.7)	3,299.1
Property, plant and equipment, net	—	1,393.1	557.6	—	1,950.7
Pension assets	—	233.3	13.6	—	246.9
Investment in subsidiary	2,120.0	537.8	0.1	(2,657.9)	—
Other assets	—	504.7	104.0	(340.9)	267.8
Total assets	$2,120.0	$5,502.8	$1,506.2	$(3,364.5)	$5,764.5
Current liabilities
Accounts payable	$—	$538.2	$445.8	$(365.8)	$618.2
Accrued expenses	—	195.0	35.2	—	230.2
Profit sharing	—	58.3	3.3	—	61.6
Current portion of long-term debt	—	32.2	2.7	—	34.9
Advance payments, short-term	—	178.3	—	—	178.3
Deferred revenue, short-term	—	281.7	3.8	—	285.5
Deferred grant income liability — current	—	—	11.9	—	11.9
Other current liabilities	—	34.7	3.0	—	37.7
Total current liabilities	—	1,318.4	505.7	(365.8)	1,458.3
Long-term debt	—	1,075.7	270.6	(261.0)	1,085.3
Advance payments, long-term	—	507.4	—	—	507.4
Pension/OPEB obligation	—	67.7	—	—	67.7
Deferred grant income liability — non-current	—	—	82.3	—	82.3
Deferred revenue and other deferred credits	—	165.6	4.4	—	170.0
Other liabilities	—	328.2	25.3	(80.0)	273.5
Total equity	2,120.0	2,039.8	617.9	(2,657.7)	2,120.0
Total liabilities and shareholders' equity	$2,120.0	$5,502.8	$1,506.2	$(3,364.5)	$5,764.5

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$645.9	$71.0	$—	$716.9
Investing activities
Purchase of property, plant and equipment	—	(206.4)	(47.6)		(254.0)
Proceeds from sale of assets	—	0.6	—	—	0.6
Other	—	0.4	(0.4)	—	—
Net cash used in investing activities	—	(205.4)	(48.0)	—	(253.4)
Financing activities
Proceeds from issuance of bonds	—	299.8	—	—	299.8
Principal payments of debt	—	(33.9)	(2.5)	—	(36.4)
Collection on (repayment of) intercompany debt	—	61.6	(61.6)	—	—
Payments on term loan	—	(300.0)	—	—	(300.0)
Debt issuance and financing costs	—	(17.2)	—	—	(17.2)
Taxes paid related to net share settlement awards	—	(15.2)	—	—	(15.2)
Excess tax benefits from share-based payment arrangements	—	(0.1)	—	—	(0.1)
Proceeds (payments) from subsidiary for purchase of treasury stock	649.6	(649.6)	—	—	—
Purchase of treasury stock	(649.6)	—	—	—	(649.6)
Net cash used in financing activities	—	(654.6)	(64.1)	—	(718.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.4)	—	(4.4)
Net decrease in cash and cash equivalents for the period	—	(214.1)	(45.5)	—	(259.6)
Cash and cash equivalents, beginning of period	—	894.2	63.1	—	957.3
Cash and cash equivalents, end of period	$—	$680.1	$17.6	$—	$697.7

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2015

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$1,167.5	$122.2	$—	$1,289.7
Investing activities
Purchase of property, plant and equipment	—	(273.3)	(86.8)		(360.1)
Proceeds from sale of assets	—	2.7	—	—	2.7
Change in restricted cash	—	—	—	—	—
Other	—	(0.2)	0.2	—	—
Net cash used in investing activities	—	(270.8)	(86.6)	—	(357.4)
Financing activities
Proceeds from issuance of bonds	—	535.0	—	—	535.0
Principal payments of debt	—	(33.4)	(3.1)	—	(36.5)
Collection on (repayment of) intercompany debt	—	(8.9)	8.9	—	—
Payments on term loan	—	(534.9)	—	—	(534.9)
Debt issuance and financing costs	—	(4.7)	—	—	(4.7)
Taxes paid related to net share settlement awards	—	(20.7)	—	—	(20.7)
Excess tax benefits from share-based payment arrangements	—	10.5	0.2	—	10.7
Proceeds (payments) from subsidiary for purchase of treasury stock	300.0	(300.0)	—	—	—
Purchase of treasury stock	(300.0)	—	—	—	(300.0)
Net cash used in (provided by) financing activities	—	(357.1)	6.0	—	(351.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.8)	—	(1.8)
Net increase in cash and cash equivalents for the period	—	539.6	39.8	—	579.4
Cash and cash equivalents, beginning of period	—	354.6	23.3	—	377.9
Cash and cash equivalents, end of period	$—	$894.2	$63.1	$—	$957.3

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2014

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$312.8	$48.8	$—	$361.6
Investing activities
Purchase of property, plant and equipment	—	(147.4)	(72.8)		(220.2)
Proceeds from sale of assets	—	0.5	—	—	0.5
Change in restricted cash	—	(19.9)	—	—	(19.9)
Other	—	2.3	(2.3)	—	—
Net cash used in investing activities	—	(164.5)	(75.1)	—	(239.6)
Financing activities
Proceeds from issuance of bonds	—	300.0	—	—	300.0
Principal payments of debt	—	(12.9)	(3.9)	—	(16.8)
Collection on (repayment of) intercompany debt	—	7.5	(7.5)	—	—
Payments on bonds	—	(300.0)	—	—	(300.0)
Debt issuance and financing costs	—	(20.8)	—	—	(20.8)
Excess tax benefits from share-based payment arrangements	—	2.5	0.1	—	2.6
Proceeds (payments) from subsidiary for purchase of treasury stock	129.2	(129.2)	—	—	—
Purchase of treasury stock	(129.2)	—	—	—	(129.2)
Net cash used in financing activities	—	(152.9)	(11.3)	—	(164.2)
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.6)	—	(0.6)
Net decrease in cash and cash equivalents for the period	—	(4.6)	(38.2)	—	(42.8)
Cash and cash equivalents, beginning of period	—	359.2	61.5	—	420.7
Cash and cash equivalents, end of period	$—	$354.6	$23.3	$—	$377.9

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

27.   Impact of Severe Weather Event
On October 8, 2016 the Company's Kinston, North Carolina site operations were temporarily shut down due to the aftermath of Hurricane Matthew which disrupted utility service to the site and caused flooding around the streets and highways surrounding the facility (the "Event"). The Company immediately implemented its emergency management and disaster recovery plans, initially

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

suspended operations to ensure the safety of its employees, took measures to protect property, performed a comprehensive damage evaluation, and developed a plan for systematically resuming production. The Company's work-in-process, production equipment and capabilities remained intact, and the Company resumed production with a reduced workforce on October 12, 2016.
The Company maintains broad insurance coverage for both property damage and business interruption. While the Company expects the insurance proceeds would be sufficient to cover most of the business interruption expenses, certain deductibles and limitations will apply and no assurance can be made that all recovery costs will be covered.
Business Interruption/ Extra Expenses, including work delays & schedule recovery - Under its insurance policies, the Company is entitled to recover, subject to plan deductibles and limitations, the additional expenses incurred by the Company to return to normal operations. For the three months ended December 31, 2016, the Company recognized $12.1 in additional business interruption expenses incurred as a result of the Event. The Company is in the process of preparing and submitting its claim related to these expenses to its insurers as well as communicating with Airbus to determine if schedule adjustments can be made that will reduce the additional abnormal operating costs that the Company may incur. Any insurance recoveries related to business interruption will be recognized in the consolidated statements of operations only when an individual claim has been settled. The ultimate collection and timing of these recoveries could materially impact the Company’s short-term and long-term financial position and liquidity. These business interruption/extra expenses will be recognized in future periods as they are incurred and offsetting credits will be recognized in future periods as insurance recoveries are confirmed.
Insurance Recovery- The Company maintains a property damage and business interruption insurance policy issued by multiple participating insurers. The policy generally provides coverage for costs incurred by the Company to repair or replace damaged property, inventory, machinery and equipment. The policy also generally provides coverage for losses and expenses incurred by the Company as a result of the interruption of its business, including, but not limited to, lost revenue, as well as additional expenses incurred by the Company to return to normal operations. The Company is in the process of compiling and submitting claims to its insurers for additional expenses incurred by the Company due to business interruption. The Company is currently unable to estimate the amount of any insurance recovery or the date by which its insurance claims will be resolved. Accordingly, no such amounts have been recognized by the Company.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm as stated in their report which appears herein.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Spirit AeroSystems Holdings, Inc.
We have audited Spirit AeroSystems Holdings, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Spirit AeroSystems Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Spirit AeroSystems Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spirit AeroSystems Holdings, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 10, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Wichita, Kansas
February 10, 2017

Item 9B.    Other Information
None.

PART III

Item 10.    Director, Executive Officers and Corporate Governance
Information concerning the directors of Spirit Holdings will be provided in Spirit Holdings' proxy statement for its 2017 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.
Information concerning the executive officers of Spirit is included in Part I of this Annual Report on Form 10-K.
Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 will be provided in Spirit Holdings' proxy statement for its 2017 annual meeting of stockholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.
Information concerning corporate governance and the Board of Directors of Spirit Holdings will be provided in Spirit Holdings' proxy statement for its 2017 annual meeting of stockholders which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.
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

Item 11.    Executive Compensation
Information concerning the compensation of directors and executive officers of Spirit Holdings will be provided in Spirit Holdings' proxy statement for its 2017 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning the ownership of Spirit Holdings' equity securities by certain beneficial owners and by management will be provided in Spirit Holdings' proxy statement for its 2017 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.
Equity Compensation Plan Information is included in Part II of this Annual Report.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information concerning certain relationships and related transactions and director independence will be provided in Spirit Holdings' proxy statement for its 2017 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Item 14.    Principal Accounting Fees and Services
Information concerning principal accounting fees and services will be provided in Spirit Holdings' proxy statement for its 2017 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year, and that information is hereby incorporated by reference.

Part IV
Item 15.    Exhibits and Financial Statement Schedules

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
2.3	Asset Purchase Agreement, between Spirit AeroSystems Inc., Triumph Aerostructures - Tulsa LLC and Triumph Group, Inc., dated as of December 8, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.1
2.4	Amendment No. 1 to Asset Purchase Agreement, between Spirit AeroSystems, Inc., Triumph Aerostructures - Tulsa, LLC and Triumph Group, Inc., dated as of December 30, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.2
3.1	Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 20, 2009, Exhibit 3.1
3.2	Sixth Amended and Restated By Laws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed December 5, 2016, Exhibit 3.1
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.2	Form of Class B Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.2
4.3	Registration Agreement, dated June 16, 2005, among Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and the persons listed on Schedule A thereto	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 4.4

4.4	Indenture dated as of March 18, 2014, governing the 5¼ Senior Notes due 2022, by and among Spirit, the guarantors identified therein and the Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed March 21, 2014, Exhibit 4.2
4.5	Form of 5 ¼% Senior Note due 2022	Current Report on Form 8-K (File No. 001-33160), filed March 21, 2014, Exhibit 4.3 (included as Exhibit A to Exhibit 4.2)
4.6
Registration Rights Agreement, dated as of March 18, 2014, among Spirit, the guarantors identified therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated on behalf of itself and as representative of the several initial purchasers of the Notes named therein
Current Report on Form 8-K (File No. 001-33160), filed March 21, 2014, Exhibit 4.4
4.7	Indenture dated as of June 1, 2016, governing the 3.850% Senior Notes due 2026, by and among Spirit, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.1

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
4.8	Form of 3.850% Senior Note due 2026	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.2
4.9	Supplemental Indenture, dated December 5, 2016, governing the 3.850% Senior Notes due 2026	*
4.10	Supplemental Indenture, dated December 5, 2016, governing the 5 1/4% Senior Notes due 2022	*
10.1†	Employment Agreement between Spirit AeroSystems, Inc. and Philip D. Anderson, dated February 12, 2010	Current Report on Form 8-K (File No. 001-33160), filed February 17, 2010, Exhibit 10.1
10.2†	Spirit AeroSystems Holdings, Inc. Amended and Restated Executive Incentive Plan	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2008, Exhibit 10.7
10.3†	Spirit AeroSystems Holdings, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) Supplemental Executive Retirement Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.8
10.4†	Amendment to Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, dated July 30, 2007	Registration Statement on Form S-8 (File No. 333-146112), filed September 17, 2007, Exhibit 10.2
10.5	Amendment #2 to Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, dated January 25, 2017	*
10.6†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Short-Term Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 10.3
10.7†	Spirit AeroSystems Holdings, Inc. Fourth Amended and Restated Long-Term Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 10.4
10.8†	Spirit AeroSystems Holdings, Inc. Cash Incentive Plan	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.11
10.9†	Spirit AeroSystems Holdings, Inc. Union Equity Participation Program	Amendment No. 2 to Registration Statement on Form S-1/A (File No. 333-135486), filed October 30, 2006, Exhibit 10.12

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.10†	Spirit AeroSystems Holdings, Inc. Second Amended and Restated Director Stock Plan	Registration Statement on Form S-8 (File No. 333-150402), filed April 23, 2008, Exhibit 10.1
10.11	Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14
10.12††	Special Business Provisions (Sustaining), as amended through February 6, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.17
10.13††	Amendment No. 9 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 4, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.1
10.14††	Amendment No. 10 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 26, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.2
10.15††	General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.16††	Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25
10.17††	Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26
10.18	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27
10.19	Inducement Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.2
10.20	Lease Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.3
10.21	Construction Agency Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.4
10.22†	Amendment to the Spirit AeroSystems Holdings, Inc. Amended and Restated Executive Incentive Plan.	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2010, Exhibit 10.1
10.23†	Spirit AeroSystems Holdings, Inc. Amended and Restated Deferred Compensation Plan, As Amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2011, Exhibit 10.34

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.24†	Employment Agreement between Spirit AeroSystems, Inc. and David Coleal, effective as of July 14, 2011	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 4, 2011, Exhibit 10.1
10.25
Amended and Restated Credit Agreement, dated as of June 6, 2016, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., the other guarantors party thereto, Bank of America, N.A. and the other agents and lenders party thereto

Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.2
10.26†	Amended and Restated Employment Agreement, between Spirit AeroSystems, Inc. and Jon Lammers, effective as of July 24, 2012	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.1
10.27	Amendment No. 2, dated March 4, 2011, to General Terms Agreement (Sustaining and Others) between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.2

10.28††	Memorandum of Agreement, between The Boeing Company and Spirit AeroSystems, Inc., made as of March 9, 2012, amending Special Business Provisions (Sustaining)	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.4
10.29†	Employment Agreement between Spirit AeroSystems, Inc. and Larry A. Lawson, effective as of March 18, 2013	Current Report on Form 8-K (File No. 001-33160), filed March 22, 2013, Exhibit 10.1
10.30†	Retirement and Consulting Agreement and General Release between Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and Jeffrey L. Turner, effective as of May 2, 2013	Current Report on Form 8-K (File No. 001-33160), filed May 6, 2013, Exhibit 10.1
10.31†	Employment Agreement between Spirit AeroSystems, Inc. and Sanjay Kapoor, effective as of August 23, 2013	Current Report on Form 8-K (File No. 001-33160), filed August 26, 2013, Exhibit 10.1
10.32†	Employment Agreement between Spirit AeroSystems, Inc. and Heidi Wood, effective as of July 15, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.40
10.33†	Amendment to Employment Agreement between Spirit Aerosystems, Inc. and Heidi Wood, effective as of July 15, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.41
10.34†	Form of Executive Compensation Letter	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.42
10.35††	Memorandum of Agreement (737 MAX Non-Recurring Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 7, 2014, amending Spirit's long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.2
10.36††	Memorandum of Agreement (Pricing Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 8, 2014, amending Spirit's long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.3
10.37†	Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan	Registration Statement on Form S-8 (File No. 333-195790), filed May 8, 2014, Exhibit 10.1.
10.38†	Employment Agreement between Spirit AeroSystems, Inc. and Samantha Marnick, effective as of February 22, 2006 and annual Executive Compensation Letter, dated May 3, 2013	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 2, 2014, Exhibit 10.1

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.39†	Employment Agreement between Spirit AeroSystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2015, Exhibit 10.44
10.40†	Amendment to Employment Agreement between Spirit Aerosystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2015, Exhibit 10.45
10.41†	Annual Executive Compensation Letter between Spirit AeroSystems, Inc. and John Pilla, dated February 7, 2014	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2015, Exhibit 10.46
10.42†	Employment Agreement between Spirit AeroSystems, Inc. and Krisstie Kondrotis, effective as of December 10, 2014	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2015, Exhibit 10.47
10.43	Amendment No. 11 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of March 10, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2015, Exhibit 10.1
10.44	Amendment No. 12 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 9, 2015.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.1
10.45	Amendment No. 14 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 21, 2015.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.2
10.46†	Employment Agreement between Spirit AeroSystems, Inc. and Michelle Lohmeier, effective as of June 10, 2015.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.3
10.47†	Employment Agreement between Spirit AeroSystems, Inc. and Ron Rabe, effective as of June 9, 2015.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.4
10.48†	Resignation and Consulting Agreement between Spirit AeroSystems, Inc. and David Coleal, effective as of May 21, 2015.	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.5
10.49	Amendment No. 13 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of January 4, 2016.	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.57
10.50††	Amendment No. 17 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 23, 2015.	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.58
10.51††	Amendment No. 20 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 1, 2015.	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.59
10.52††	Amendment No. 21 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of May 9, 2016	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.4
10.53††	Amendment No. 22 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 2, 2016	*
10.54††	Amendment No. 23 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 16, 2016	*
10.55††	Amendment No. 24 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 20, 2016	*
10.56†	Separation Agreement and Release between Spirit AeroSystems, Inc. and Jon Lammers, effective as of December 6, 2015.	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.60

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.57†	Employment Agreement between Spirit AeroSystems, Inc., and Stacy Cozad, effective as of January 4, 2016.	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.61
10.58†	Employment Agreement, dated as of February 13, 2016, between Spirit AeroSystems, Inc. and Thomas C. Gentile III	Current Report on Form 8-K (File No. 001-33160), filed February 16, 2016, Exhibit 10.1
10.59†	Separation Agreement and General Release dated February 24, 2016, by and between Spirit Aerosystems, Inc., Spirit Aerosystems Holdings, Inc. and Philip D. Anderson	Quarterly Report on Form 10-Q (File No. 001-33160), filed April 29, 2016, Exhibit 10.1
10.60†	Executive Compensation Letter between Spirit AeroSystems, Inc. and Samantha Marnick, dated June 1, 2016	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.1
10.61†	Retirement and Consulting Agreement and General Release, dated as of June 7, 2016, by and among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and Larry A. Lawson	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.3
12.1	Ratio of Earnings to Fixed Charges	*
14.1	Code of Ethics
	(i) Spirit AeroSystems Holdings, Inc. Code of Ethics and Business Conduct, as amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 14.1
	(ii) Spirit AeroSystems Holdings, Inc. Code of Conduct for Finance Employees	Annual Report on Form 10-K (File No. 001-33160), filed March 5, 2007, Exhibit 14.1
	(iii) Spirit AeroSystems Holdings, Inc. Code of Ethics and Business Conduct, as amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 30, 2015, Exhibit 14.1
21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	*
23.1	Consent of Ernst & Young LLP	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**
101.INS@	XBRL Instance Document.	*
101.SCH@	XBRL Taxonomy Extension Schema Document.	*
101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document.	*
101.LAB@	XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document.	*
_______________________________________

†	Indicates management contract or compensation plan or arrangement

††	Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas on February 10, 2017.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

By:	/s/ Sanjay Kapoor
Sanjay Kapoor Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas C. Gentile III	Director, President and Chief Executive	February 10, 2017
Thomas C. Gentile III	Officer (Principal Executive Officer)

/s/ Sanjay Kapoor	Executive Vice President and Chief Financial	February 10, 2017
Sanjay Kapoor	Officer (Principal Financial Officer)

/s/ Mark J. Suchinski	Vice President and Corporate Controller	February 10, 2017
Mark J. Suchinski	(Principal Accounting Officer)

/s/ Robert Johnson	Director, Chairman of the Board	February 10, 2017
Robert Johnson

/s/ Charles Chadwell	Director	February 10, 2017
Charles Chadwell

/s/ Irene M. Esteves	Director	February 10, 2017
Irene M. Esteves

/s/ Paul Fulchino	Director	February 10, 2017
Paul Fulchino

/s/ Richard Gephardt	Director	February 10, 2017
Richard Gephardt

/s/ Ronald Kadish	Director	February 10, 2017
Ronald Kadish

/s/ John L. Plueger	Director	February 10, 2017
John L. Plueger

/s/ Francis Raborn	Director	February 10, 2017
Francis Raborn