Form 10-Q
period 2017-03-30
Spirit AeroSystems Holdings, Inc.
filed 2017-05-05
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 30, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 27, 2017, the registrant had 120,617,520 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 30, 2017	March 31, 2016
	($ in millions, except per share data)
Net revenues	$1,694.1	$1,681.6
Operating costs and expenses
Cost of sales	1,412.8	1,359.0
Selling, general and administrative	51.9	50.0
Impact of severe weather event	10.8	—
Research and development	5.0	6.1
Total operating costs and expenses	1,480.5	1,415.1
Operating income	213.6	266.5
Interest expense and financing fee amortization	(9.5)	(11.4)
Other income (expense), net	1.5	(2.2)
Income before income taxes and equity in net income of affiliate	205.6	252.9
Income tax provision	(64.0)	(81.9)
Income before equity in net income of affiliate	141.6	171.0
Equity in net income of affiliate	0.1	0.6
Net income	$141.7	$171.6
Earnings per share
Basic	$1.19	$1.30
Diluted	$1.17	$1.29
Dividends declared per common share	$0.10	$—

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended
	March 30, 2017	March 31, 2016
	($ in millions)
Net income	$141.7	$171.6
Changes in other comprehensive income (loss), net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of $0.2 and ($0.2) for the three months ended, respectively	(0.4)	0.8
Unrealized foreign exchange loss on intercompany loan, net of tax effect of ($0.2) and $0.3 for three months ended, respectively	1.0	(1.2)
Foreign currency translation adjustments	3.4	(7.6)
Total other comprehensive income (loss)	4.0	(8.0)
Total comprehensive income	$145.7	$163.6

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

	March 30, 2017	December 31, 2016
	($ in millions)
Current assets
Cash and cash equivalents	$672.2	$697.7
Restricted cash	5.5	—
Accounts receivable, net	818.6	660.5
Inventory, net	1,473.0	1,515.3
Other current assets	28.8	36.9
Total current assets	2,998.1	2,910.4
Property, plant and equipment, net	1,986.3	1,991.6
Pension assets	290.9	282.3
Other assets	193.9	220.9
Total assets	$5,469.2	$5,405.2
Current liabilities
Accounts payable	$691.6	$579.7
Accrued expenses	212.6	216.2
Profit sharing	20.9	101.4
Current portion of long-term debt	26.8	26.7
Advance payments, short-term	183.0	199.3
Deferred revenue and other deferred credits, short-term	320.5	312.1
Deferred grant income liability - current	19.9	14.4
Other current liabilities	126.3	94.4
Total current liabilities	1,601.6	1,544.2
Long-term debt	1,063.9	1,060.0
Advance payments, long-term	305.8	342.0
Pension/OPEB obligation	42.6	43.9
Deferred revenue and other deferred credits	131.6	146.8
Deferred grant income liability - non-current	54.0	63.4
Other liabilities	284.8	276.1
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 120,637,294 and 121,642,556 shares issued and outstanding, respectively	1.2	1.2
Common stock, Class B par value $0.01, 150,000,000 shares authorized, zero shares issued and outstanding each period, respectively	—	—
Additional paid-in capital	1,082.8	1,078.9
Accumulated other comprehensive loss	(182.9)	(186.9)
Retained earnings	2,243.7	2,113.9
Treasury stock, at cost (25,343,469 and 23,936,092 shares, respectively)	(1,160.4)	(1,078.8)
Total stockholders’ equity	1,984.4	1,928.3
Noncontrolling interest	0.5	0.5
Total equity	1,984.9	1,928.8
Total liabilities and equity	$5,469.2	$5,405.2
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 30, 2017	March 31, 2016
	($ in millions)
Operating activities
Net income	$141.7	$171.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	52.5	49.4
Amortization of deferred financing fees	0.8	1.1
Accretion of customer supply agreement	2.9	1.0
Employee stock compensation expense	8.0	5.3
Excess tax benefit of share-based payment arrangements	—	(0.3)
Loss from foreign currency transactions	0.5	4.6
(Gain) loss on disposition of assets	—	2.5
Deferred taxes	24.5	24.1
Pension and other post-retirement benefits, net	(8.7)	7.0
Grant liability amortization	(4.1)	(2.7)
Equity in net income of affiliate	(0.1)	(0.6)
Changes in assets and liabilities
Accounts receivable	(158.1)	(148.6)
Inventory, net	46.1	(50.6)
Accounts payable and accrued liabilities	113.2	19.9
Profit sharing/deferred compensation	(80.5)	(43.1)
Advance payments	(52.5)	(40.3)
Income taxes receivable/payable	39.4	58.2
Deferred revenue and other deferred credits	(6.3)	29.9
Other	(7.6)	5.4
Net cash provided by operating activities	111.7	93.8
Investing activities
Purchase of property, plant and equipment	(40.6)	(50.4)
Net cash used in investing activities	(40.6)	(50.4)
Financing activities
Principal payments of debt	(0.8)	(7.5)
Taxes paid related to net share settlement awards	(4.1)	(2.9)
Excess tax benefit of share-based payment arrangements	—	0.2
Debt issuance and financing costs	(1.0)	—
Proceeds from financing under the New Markets Tax Credit Program	7.6	—
Purchase of treasury stock	(81.5)	(165.2)
Change in restricted cash	(5.5)	—
Dividends Paid	(12.0)	—
Net cash used in financing activities	(97.3)	(175.4)
Effect of exchange rate changes on cash and cash equivalents	0.7	(2.4)
Net decrease in cash and cash equivalents for the period	(25.5)	(134.4)
Cash and cash equivalents, beginning of period	697.7	957.3
Cash and cash equivalents, end of period	$672.2	$822.9
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

1.  Organization and Basis of Interim Presentation

Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) provides manufacturing and design expertise in a wide range of fuselage, propulsion and wing products and services for aircraft original equipment manufacturers (“OEM”) and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). The Company has its headquarters in Wichita, Kansas, with manufacturing and assembly facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; Subang, Malaysia; and Saint-Nazaire, France.

The accompanying unaudited interim condensed consolidated financial statements include the Company’s financial statements and the financial statements of its majority-owned or controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Company’s fiscal quarters are 13 weeks in length. Because the Company’s fiscal year ends on December 31, the number of days in the Company’s first and fourth quarters varies slightly from year to year. All intercompany balances and transactions have been eliminated in consolidation.

As part of the monthly consolidation process, the Company’s international entities that have functional currencies other than the U.S. dollar are translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts. The U.K. and Malaysian subsidiaries use the British pound as their functional currency; and the Singapore subsidiary uses the Singapore dollar as its functional currency.  All other foreign subsidiaries and branches use the U.S. dollar as their functional currency.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the three months ended March 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2017 presentation.

In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2017 (the “2016 Form 10-K”).

2.  New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires entities to report the service cost component of net periodic pension and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Further, ASU 2017-07 requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-07 is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on eight specific cash flow classification issues that GAAP does not address. ASU 2016-15 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating the new guidance to determine the impact it may have to the Company’s consolidated financial statements.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09,” which includes “ASC 606” and “ASC 340-40”). ASU 2014-09 requires recognition of revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The FASB has issued several updates to ASU 2014-09 that must be adopted concurrently with ASU 2014-09.

Under ASC 606, revenue is recognized when control of promised goods or services transfers to a customer and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The major provisions include determining enforceable rights and obligations between parties, defining performance obligations as the units of accounting under a contract, accounting for variable consideration, and determining whether performance obligations are satisfied over time or at a point of time. Additionally, ASC 606 requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

ASC 606 will be effective for us beginning January 1, 2018. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (“full retrospective method”), or retrospectively with the cumulative effect of initially applying ASC 606 recognized at the date of initial application (“modified retrospective method”). The Company is adopting ASC 606 effective January 1, 2018 and the Company expects to do so using the modified retrospective method.

Under ASC 606, the units-of-delivery method is no longer viable and production costs will generally not be deferred. The Company has determined that some of our contracts will have performance obligations that are satisfied over time and this will change the revenue recognition pattern with revenue being recognized earlier in the year of adoption as compared to the previous year as control transfers during production. Subsequently, year over year comparisons under ASU 2014-09 will be consistent with production levels. Additionally, ASU 2014-09 will result in changes to our existing disclosures as well as new disclosures, which will impact the information reported in our financial statements. The Company believes that the additional information will be useful to the users of our financial statements as the Company must disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from our contracts.
In 2016, the Company established a cross-functional team to assess and prepare for implementation of the new standard. While the Company continues to assess some elements of ASU 2014-09, the Company has reviewed substantially all of our contracts with customers and has determined the business process and technology requirements. This includes documenting process changes, determining data requirements, and identifying changes in system mapping and configuration. The Company is currently designing our processes, including internal controls, and related systems solutions with concurrent implementation of some of these changes.

3.  Changes in Estimates

The Company has a Company-wide quarterly Estimate at Completion (“EAC”) process in which management assesses the progress and performance of the Company’s contracts. This process requires management to review each program’s progress towards completion by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated contract revenues and estimated contract costs over the current contract block and any outstanding contract matters. Risks and opportunities include management’s judgment about the cost associated with a program’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product) and any other contract requirements. Due to the span of years it may take to complete a contract block and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs at completion is complicated and subject to many variables and, accordingly, is subject to change. When adjustments in estimated total contract block revenue or estimated total cost are required, any changes from prior estimates for delivered units are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by several factors including improved production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work, and contract modifications. When the total cost estimate exceeds the total revenue estimate on a contract block, a provision for the entire loss on the contract block is recorded in the period in which the loss is determined. Changes in estimates are summarized below:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended
Changes in Estimates	March 30, 2017	March 31, 2016
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Fuselage	$(0.2)	$16.2
Propulsion	1.5	5.9
Wing	8.0	10.1
Total Favorable Cumulative Catch-up Adjustment	$9.3	$32.2

Changes in Estimates on Loss Programs and (Forward Loss) by Segment
Fuselage	$(5.9)	$3.1
Propulsion	$—	$8.9
Wing	$1.8	$3.0
Total (Forward Loss) and Change in Estimate on Loss Programs	$(4.1)	$15.0

Total Change in Estimate	$5.2	$47.2
EPS Impact (diluted per share based upon statutory rates)	$0.03	$0.22

4.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	March 30, 2017	December 31, 2016
Trade receivables	$805.6	$647.3
Other	13.9	18.4
Less: allowance for doubtful accounts	(0.9)	(5.2)
Accounts receivable, net	$818.6	$660.5

Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned for which the recovery will occur over the term of the contract, which could exceed one year.

5.  Inventory

Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant statement of work changes considered not reimbursable by the customer can also cause pre-production costs to be incurred. These costs are typically amortized over a certain number of shipset deliveries. Capitalized pre-production may be amortized over multiple blocks. See the contract block table noted below.

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

Inventories are summarized as follows:

	March 30, 2017	December 31, 2016
Raw materials	$299.0	$281.9
Work-in-process	772.1	790.7
Finished goods	28.9	30.9
Product inventory	1,100.0	1,103.5
Capitalized pre-production(1)	97.2	103.5
Deferred production(2)	689.5	717.4
Forward loss provision(3)	(413.7)	(409.1)
Total inventory, net	$1,473.0	$1,515.3

For contract blocks that have not closed, the following non-product inventory amounts were included in the inventory table above:

(1)
For the period ended March 30, 2017, $80.1 and $12.7 on the A350 XWB and Rolls-Royce BR725 programs, respectively. For the period ended December 31, 2016, $83.7 and $15.2 on the A350 XWB and Rolls-Royce BR725 programs, respectively.

(2)
For the period ended March 30, 2017, $653.8 and $118.1 on the A350 XWB and Rolls-Royce BR725 programs, respectively. For the period ended December 31, 2016, $657.2 and $114.6 on the A350 XWB and Rolls-Royce BR725 programs, respectively.

(3)
For the period ended March 30, 2017, ($259.9) and ($141.2) on the A350 XWB and Rolls-Royce BR725 programs, respectively. For the period ended December 31, 2016, ($255.8) and ($140.8) on the A350 XWB and Rolls-Royce BR725 programs, respectively. Includes a $2.1 reclassification between Work-in-process and Forward loss provision as of December 31, 2016.

Significant amortization of capitalized pre-production and deferred production inventory has occurred over the following contract block deliveries and will continue to occur over the following contract blocks:

Model	Current Block Deliveries	Contract Block Quantity
A350 XWB	157	800
Rolls-Royce BR725	273	350

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

6.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	March 30, 2017	December 31, 2016
Land	$15.0	$14.9
Buildings (including improvements)	651.8	642.5
Machinery and equipment (1)	1,396.1	1,373.9
Tooling	986.3	982.4
Capitalized software (1)	261.9	261.9
Construction-in-progress	206.3	193.7
Total	3,517.4	3,469.3
Less: accumulated depreciation	(1,531.1)	(1,477.7)
Property, plant and equipment, net	$1,986.3	$1,991.6

  (1) Includes a $6.9 reclassification between Machinery and equipment and Capitalized software for the period ended December 31, 2016.

Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $22.4 and $26.6 for the three months ended March 30, 2017 and March 31, 2016, respectively.

The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $5.2 and $4.5 for the three months ended March 30, 2017 and March 31, 2016, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluated its long-lived assets at its locations and determined no impairment was necessary for the period ended March 30, 2017.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

7.  Other Assets

Other assets are summarized as follows:

	March 30, 2017	December 31, 2016
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Total intangible assets	8.2	8.2
Less: Accumulated amortization - patents	(1.8)	(1.8)
Accumulated amortization - favorable leasehold interest	(4.3)	(4.2)
Intangible assets, net	2.1	2.2
Deferred financing
Deferred financing costs	39.4	38.5
Less: Accumulated amortization - deferred financing costs	(32.5)	(32.2)
Deferred financing costs, net	6.9	6.3
Other
Goodwill - Europe	2.3	2.3
Equity in net assets of affiliates	4.4	4.4
Supply agreements(1)	13.6	17.0
Restricted cash - collateral requirements	19.9	19.9
Deferred Tax Asset - non-current	105.0	128.8
Other	39.7	40.0
Total	$193.9	$220.9

(1)    Under two agreements, certain payments accounted for as consideration paid by the Company to a customer and a supplier are being amortized as reductions to net revenues.

8.  Advance Payments and Deferred Revenue/Credits

Advance payments. Advance payments are those payments made to Spirit by customers in contemplation of the future performance of services, receipt of goods, incurrence of expenditures, or for other assets to be provided by Spirit under a contract and are repayable if such obligation is not satisfied. The amount of advance payments to be recovered against production units expected to be delivered within a year is classified as a short-term liability on the Company’s consolidated balance sheet, with the balance of the unliquidated advance payments classified as a long-term liability.

In April 2014, the Company signed a memorandum of agreement with Boeing that suspended our obligation to repay advance payments to Boeing related to the B787 program for a period of twelve months beginning April 1, 2014. The Company recommenced our repayment on April 1, 2015 and any repayments which otherwise would have become due during the twelve-month period beginning April 1, 2014 will be offset against the purchase price for B787 shipsets 1,001 through 1,120.

Deferred revenue/credits. Deferred revenue/credits generally consist of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables. However, certain amounts of deferred revenue/credits could be required to be refunded if certain performance obligations or conditions are not met. These payments are classified as deferred revenue/credits on the Company’s Condensed Consolidated Balance Sheet when received, and recognized as revenue as the production units are delivered or performance obligations or conditions are met.

In November 2014, Spirit and Boeing entered into a Memorandum of Agreement (“November 2014 MOA”). As part of the November 2014 MOA, Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

future rate increases, recurring prices and other issues across multiple programs during 2015. Since the Company was unable to reach agreement with Boeing on these issues by the end of 2015, once the parties agree upon appropriate pricing for the B787-9, Boeing will be entitled to a retroactive adjustment on certain B787 payments which were based on the interim pricing. The amount Spirit received that is subject to a retroactive adjustment was recorded as deferred revenue, and has not been recognized by the Company as revenue. The Company is engaged in active discussions with Boeing concerning the subsequent B787-9 and initial B787-10 prices, and the parties have not yet reached agreement.

Advance payments and deferred revenue/credits are summarized by program as follows:

	March 30, 2017	December 31, 2016
B787	$798.6	$834.8
Boeing - All other programs	21.4	18.6
A350 XWB	85.8	116.7
Airbus — All other programs	1.9	2.2
Other	33.2	27.9
Total advance payments and deferred revenue/credits	$940.9	$1,000.2

9. Government Grants

The Company received grants in the form of government funding for a portion of the site construction and other specific capital asset costs at the Company’s Kinston, North Carolina and Subang, Malaysia sites. Deferred grant income is being amortized as a reduction to production cost. This amortization is based on specific terms associated with the different grants. In North Carolina, the deferred grant income related to the capital investment criteria, which represents half of the grant, is being amortized over the lives of the assets purchased to satisfy the capital investment performance criteria. The other half of the deferred grant income is being amortized over a ten-year period, which began in 2010, in a manner consistent with the job performance criteria. Under the agreement, failure by Spirit to meet job performance criteria, including creation of a targeted number of jobs, could result in Spirit being obligated to make incremental rent payments to the North Carolina Global TransPark Authority over the initial term of the lease. The amount of the incremental rent payments would vary depending on Spirit’s level of attainment of the specified requirements not to exceed a certain dollar threshold. In Malaysia, the deferred grant income is being amortized based on the estimated lives of the eligible assets constructed with the grant funds as there are no performance criteria. The assets related to deferred grant income are consolidated within property, plant and equipment.

Deferred grant income liability, net consists of the following:

Balance, December 31, 2016	$77.8
Grant liability amortized	(4.1)
Exchange rate	0.2
Total deferred grant income liability, March 30, 2017	$73.9

10.  Fair Value Measurements

The FASB’s authoritative guidance on fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. It also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The guidance discloses three levels of inputs that may be used to measure fair value:

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

Level 3                      Unobservable inputs that are supported by little or no market activity and are significant to the fair value of assets and liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

 At March 30, 2017 and December 31, 2016, the Company did not hold any cash within money market funds.

The Company’s long-term debt includes a senior unsecured term loan, senior unsecured notes and the Malaysian term loan.  The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	March 30, 2017			December 31, 2016
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior unsecured term loan A (including current portion)	$485.3	$486.5	(2)	$485.2	$484.8	(2)
Senior unsecured notes due 2022	294.0	306.6	(1)	293.8	307.0	(1)
Senior unsecured notes due 2026	297.0	296.5	(1)	296.9	292.4	(1)
Malaysian loan	0.5	0.5	(2)	1.0	0.9	(2)
Total	$1,076.8	$1,090.1		$1,076.9	$1,085.1

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

11.  Derivative and Hedging Activities

The Company has historically entered into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values.

The Company has historically entered into derivative instruments covered by master netting arrangements whereby, in the event of a default as defined by the A&R Credit Agreement (as defined below) or termination event, the non-defaulting party has the right to offset any amounts payable against any obligation of the defaulting party under the same counterparty agreement. See Note 12, Debt, for more information.

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 and fix the variable portion of the Company’s floating rate debt at 1.815%. As of March 30, 2017, there is no financial impact of this transaction.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

12.  Debt

Total debt shown on the balance sheet is comprised of the following:

	March 30, 2017		December 31, 2016
	Current	Noncurrent	Current	Noncurrent
Senior unsecured term loan A	$24.9	$460.4	$24.9	$460.3
Senior notes due 2022	—	294.0	—	293.8
Senior notes due 2026	—	297.0	—	296.9
Malaysian term loan	0.5	—	1.0	—
Present value of capital lease obligations	1.4	12.5	0.8	9.0
Total	$26.8	$1,063.9	$26.7	$1,060.0

Senior Unsecured Credit Facility

On June 6, 2016, we entered into the senior unsecured Amended and Restated Credit Agreement, among Spirit, as borrower, the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein (the “A&R Credit Agreement”). The A&R Credit Agreement provides for a $650.0 revolving credit facility (the “Revolver”) and a $500.0 term loan A facility (the “Term Loan”). Each of the Revolver and the Term Loan has a maturity date of June 4, 2021, and each bears interest, at Spirit’s option, at either LIBOR plus 1.5% or a defined “base rate” plus 0.50%, subject to adjustment to amounts between and including LIBOR plus 1.125% and LIBOR plus 2.0% (or amounts between and including base rate plus 0.125% and base rate plus 1.0%, as applicable) based on changes to Spirit’s senior unsecured debt rating provided by Standard & Poor’s Financial Services LLC and/or Moody’s Investors Service, Inc. The principal obligations under the Term Loan are to be repaid in equal quarterly installments of $6.25, with the remaining balance due at maturity of the Term Loan. The A&R Credit Agreement contains affirmative and negative covenants available to investment grade companies, including certain financial covenants that are tested on a quarterly basis. The A&R Credit Agreement contains an accordion feature that provides Spirit with the option to increase the Revolver commitments and/or institute one or more additional term loans by an amount not to exceed $500.0 in the aggregate, subject to the satisfaction of certain conditions and the participation of the lenders. Spirit used the proceeds of the Term Loan, along with cash on hand, to pay off the outstanding amounts of the term loan under our prior credit agreement and to pay a portion of the fees and expenses payable in connection with the A&R Credit Agreement.

As of March 30, 2017, the outstanding balance of the Term Loan was $487.5 and the carrying value was $485.3.

 Senior Notes

2022 Notes. In March 2014, the Company issued $300.0 in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the “2022 Notes”) with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The indenture governing the 2022 Notes requires that the 2022 Notes be guaranteed by the Company and each of Spirit’s existing and future domestic subsidiaries, if any, that may guarantee Spirit’s obligations under a senior credit facility. The carrying value of the 2022 Notes was $294.0 as of March 30, 2017.

2026 Notes. In June, 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. The indenture governing the 2026 Notes requires that the 2026 Notes be guaranteed by the Company and each of Spirit’s existing and future domestic subsidiaries, if any, that may guarantee Spirit’s obligations under a senior credit facility. The carrying value of the 2026 Notes was $297.0 as of March 30, 2017. Proceeds from the 2026 Notes were used to fully repurchase a then-outstanding series of senior unsecured notes.

The Indentures under the 2022 Notes and 2026 Notes contain covenants that limit Spirit’s, the Company’s and certain of Spirit’s subsidiaries’ ability to create liens or to enter into sale and leaseback transactions. These covenants are subject to a number of qualifications and limitations.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

13. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended
Components of Net Periodic Pension Expense/(Income)	March 30, 2017	March 31, 2016
Service cost	$0.2	$0.3
Interest cost	9.6	11.7
Expected return on plan assets	(18.3)	(19.5)
Amortization of net loss	—	0.7
Special termination benefits(1)	—	11.0
Net periodic pension (income) expense	$(8.5)	$4.2

(1)	Special termination benefits related to early retirement incentives offered as part of a voluntary retirement plan in the first quarter of 2016.

	Other Benefits
	For the Three Months Ended
Components of Other Benefit Expense	March 30, 2017	March 31, 2016
Service cost	$0.3	$0.6
Interest cost	0.3	0.6
Amortization of prior service cost	(0.2)	—
Amortization of net gain	(0.6)	(0.1)
Special termination benefits(1)	—	3.1
Net periodic other benefit (income) expense	$(0.2)	$4.2

(1)	Special termination benefits related to early retirement incentives offered as part of a voluntary retirement plan in the first quarter of 2016.

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $8.9 for the Supplemental Executive Retirement Plan (“SERP”) and post-retirement medical plans in 2017.  The Company’s projected contributions to the U.K. pension plan for 2017 are zero. The entire amount contributed can vary based on exchange rate fluctuations.

14.  Stock Compensation

Holdings has established various stock compensation plans which include restricted share grants and stock purchase plans. Compensation values are based on the value of Holdings’ class A common stock on the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.

The Executive Incentive Plan (the “EIP”), Short-Term Incentive Plan (“STIP”), Long-Term Incentive Plan (“LTIP”) and Director Stock Plan (DSP, and, together with the EIP, STIP and LTIP, the “Prior Plans”) were replaced by the Omnibus Incentive Plan (“Omnibus Plan”) in 2014. No new awards will be granted under such Prior Plans. Outstanding awards under the Prior Plans will continue to be governed by the terms of such plans until exercised, expired, or otherwise terminated or canceled.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The Omnibus Plan provides for Long-Term Incentive Awards (“LTIAs”). For the 2014 plan year through the 2016 plan year, the LTIAs provided both time and performance based incentives as follows

•	75% of the LTIAs consists of service-based restricted stock that vests in equal installments over a three-year period.

•	25% of the LTIAs consists of market-based restricted stock that vests on the three-year anniversary of the grant date contingent upon total shareholder return (“TSR”) compared to the Company’s peers.

In January 2017, the Company’s Board of Directors approved an amendment to the Omnibus Plan for the 2017 plan year and forward. The LTIAs for the 2017 plan year and forward provide both time and performance based incentives as follows:

•	60% of the LTIAs consists of service-based restricted stock that vests in equal installments over a three-year period.

•	20% of the LTIAs consists of market-based restricted stock that vests on the three-year anniversary of the grant date contingent upon TSR compared to the Company’s peers.

•
20% of the LTIAs consists of performance-based restricted stock that vests on the three-year anniversary of the grant date contingent upon the Company’s cumulative three-year free cash flow as a percentage of the Company’s cumulative three-year revenues meeting certain thresholds.

For the three months ended March 30, 2017, the Company recognized a net total of $8.0 of stock compensation expense, which is net of stock forfeitures and includes expense for the Prior Plans and LTIAs under the Omnibus Plan. For the three months ended March 31, 2016, the Company recognized $5.3 of stock compensation expense, net of forfeitures. The entire stock compensation expense of $8.0 and $5.3, for the three months ended March 30, 2017 and March 31, 2016, respectively, was recorded as selling, general and administrative.

During the three months ended March 30, 2017, 322,159 shares, 92,003 shares, and 92,992 shares of class A common stock with aggregate grant date fair values of $18.2, $5.1 and $5.1 were granted under the service-based, market-based, and performance based portions of the Company’s LTIAs, respectively. Additionally, 289,015 shares of class A common stock with an aggregate grant date fair value of $13.3 that were LTIAs vested during the three months ended March 30, 2017.

15. Income Taxes

The process for calculating the Company’s income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax asset at March 30, 2017 and December 31, 2016 was $104.8 and $128.7, respectively. The difference is primarily due to the utilization of deductible temporary differences within the calculation of taxable income across jurisdictions.

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

In general, the Company records income tax expense each quarter based on its estimate as to the full year’s effective tax rate. Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises. Events or items that may give rise to discrete recognition include excess tax benefits with respect to share-based compensation, finalizing amounts in income tax returns filed, finalizing audit examinations for open tax years and expiration of statutes of limitations and changes in tax law.

The 31.1% effective tax rate for the three months ended March 30, 2017 differs from the 32.4% effective tax rate for the same period of 2016 primarily due to lower pre-tax income in 2017, less non-deductible expense within the Company’s income tax provision in 2017 and excess tax benefits with respect to share-based compensation in the income tax provision in 2017.

The Company will continue to participate in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program for its 2016 and 2017 tax years. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  There are no open audits in the Company’s foreign jurisdictions. The Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.

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

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of March 30, 2017, no treasury shares have been reissued or retired.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 30, 2017			March 31, 2016
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$141.6	119.5	$1.19	$171.5	131.6	$1.30
Income allocated to participating securities	0.1	0.1		0.1	0.1
Net income	$141.7			$171.6

Diluted potential common shares		1.1			1.0
Diluted EPS
Net income	$141.7	120.7	$1.17	$171.6	132.7	$1.29

Included in the outstanding common shares were 1.9 million and 2.2 million of issued but unvested shares at March 30, 2017 and March 31, 2016, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	March 30, 2017	December 31, 2016
Pension	$(98.5)	$(98.5)
SERP/Retiree medical	20.1	20.5
Foreign currency impact on long term intercompany loan	(18.1)	(19.1)
Currency translation adjustment	(86.4)	(89.8)
Total accumulated other comprehensive loss	$(182.9)	$(186.9)

17.  Commitments, Contingencies and Guarantees

Litigation

From time to time the Company is subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. The Company had outstanding obligations with respect to litigation or other legal proceedings of $25.0 as of both March 30, 2017 and December 31, 2016.

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

On December 5, 2014, Boeing filed a complaint in Delaware Superior Court, Complex Commercial Litigation Division, entitled The Boeing Co. v. Spirit AeroSystems, Inc., No. N14C-12-055 (EMD). Boeing seeks indemnification from Spirit for (a) damages assessed against Boeing in International Union, United Automobile, Aerospace and Agricultural Workers of America v. Boeing Co., AAA Case No. 54 300 00795 07 (“UAW Arbitration”), which was brought on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, and (b) claims that Boeing settled in Society of Professional Engineering Employees in Aerospace v. Boeing Co., Nos. 05-1251-MLB, 07-1043-MLB (D. Kan.) (“Harkness Class Action”). The Company, Spirit and certain Spirit retirement plan entities were parties to the Harkness Class Action, but all claims against the Spirit entities were subsequently dismissed. Boeing’s Complaint asserts that the damages assessed against Boeing in the UAW Arbitration and the claims settled by Boeing in the Harkness Class Action are liabilities that Spirit assumed under an Asset Purchase Agreement between Boeing and Spirit, dated February 22, 2005 (the “APA”). Boeing asserts claims for breach of contract and declaratory judgment regarding its indemnification rights under the APA. Boeing estimates the UAW Arbitration decision to have a net present value of $39.0. In regard to the Harkness Class Action, the district court approved a settlement in an amount of $90.0. In addition to the amounts related to the UAW Arbitration and Harkness Class Action, Boeing seeks indemnification for more than $10.0 in attorneys’ fees it alleges it expended to defend the UAW Arbitration and Harkness Class Action, as well as for the reasonable fees, costs and expenses Boeing expends litigating the case against Spirit. Following a motion to dismiss (which was denied by Court Order dated August 14, 2015), Spirit answered Boeing’s Complaint and asserted a Counterclaim against Boeing, on the ground that the liabilities at issue were Boeing’s responsibility under the APA. Spirit’s Counterclaim alleges breach of contract and seeks a declaratory judgment regarding Spirit’s right to indemnification from Boeing under the APA. Spirit’s Counterclaim seeks to recover the amounts that Spirit spent litigating the Harkness Class Action, responding to Boeing’s indemnification demands concerning the Harkness Class Action and UAW Arbitration, and also litigating the current lawsuit against Boeing. On December 20, 2016, Boeing and Spirit moved for summary judgment. Summary judgment briefing was completed on February 9, 2017. On March 22, 2017, the court heard oral arguments on the parties' motions for summary judgment. A decision on the summary judgment motions is not expected until the second quarter of 2017. Spirit intends to defend vigorously against the allegations in this lawsuit.

Guarantees

Outstanding guarantees were $19.2 and $20.7 at March 30, 2017 and December 31, 2016, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $19.9 of restricted cash as of both March 30, 2017 and December 31, 2016 related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets.

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

The Company has agreed to indemnify parties for specified liabilities incurred, or that may be incurred, in connection with transactions they have entered into with the Company. The Company is unable to assess the potential number of future claims that may be asserted under these indemnities, nor the amounts thereof (if any). As a result, the Company cannot estimate the maximum potential amount of future payments under these indemnities and therefore, no liability has been recorded.

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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $100.0 and $99.0 as of March 30, 2017 and December 31, 2016, respectively. These specific provisions represent the Company’s best estimate of reasonably possible warranty costs. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur charges that exceed these recorded amounts. The Company utilized available information to make appropriate assessments, however the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to judgment. The amount of the disputed warranty claims in excess of the specific warranty provision was $209.0, as of both March 30, 2017 and December 31, 2016.

The following is a roll forward of the service warranty and extraordinary rework balance at March 30, 2017:

Balance, December 31, 2016	$163.7
Charges to costs and expenses	2.2
Payouts	(1.1)
Exchange rate	0.1
Balance, March 30, 2017	$164.9

18.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended
	March 30, 2017	March 31, 2016
Kansas Development Finance Authority bond	$1.0	$1.1
Rental and miscellaneous income	0.1	0.1
Interest income	1.0	0.8
Foreign currency losses	(0.6)	(4.2)
Total	$1.5	$(2.2)

Foreign currency losses are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency.

19.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. All other Company activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through Kansas Industrial Energy Supply Company (KIESC), a tenancy-in-common with other companies that have operations in Wichita, Kansas.

The Company’s Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs, as well as related spares and maintenance, repairs and overhaul (“MRO”) services. The Fuselage Systems segment manufactures products at the Company’s facilities in Wichita, Kansas and Kinston, North Carolina.  The Fuselage Systems segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

The Company’s Propulsion Systems segment includes development, production and marketing of struts/pylons, nacelles (including thrust reversers), and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services.  The Propulsion Systems segment manufactures products at the Company’s facility in Wichita, Kansas.

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

The Company’s primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales. Corporate selling, general and administrative expenses include centralized functions such as accounting, treasury and human resources that are not specifically related to the Company’s operating segments and are not allocated in measuring the operating segments’ profitability and performance and net profit margins. Research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment. Unallocated cost of sales includes general costs not directly attributable to segment operations, such as warranty, early retirement and other incentives. All of these items are not specifically related to the Company’s operating segments and are not utilized in measuring the operating segments’ profitability and performance.

 While some working capital accounts are maintained on a segment basis, much of the Company’s assets are not managed or maintained on a segment basis. Property, plant and equipment, including tooling, are used in the design and production of products for each of the segments and, therefore, are not allocated to any individual segment. In addition, cash, prepaid expenses, other assets and deferred taxes are managed and maintained on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in the production of aerostructures across all segments. Work-in-process inventory is identifiable by segment, but is managed and evaluated at the program level. As there is no segmentation of the Company’s productive assets, depreciation expense (included in fixed manufacturing costs and selling, general and administrative expenses) and capital expenditures, no allocation of these amounts has been made solely for purposes of segment disclosure requirements.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The following table shows segment revenues and operating income for the three months ended March 30, 2017 and March 31, 2016:

	Three Months Ended
	March 30, 2017	March 31, 2016
Segment Revenues
Fuselage Systems(1)	$916.9	$875.8
Propulsion Systems	406.3	438.6
Wing Systems	369.0	360.5
All Other (1)	1.9	6.7
	$1,694.1	$1,681.6
Segment Operating Income (Loss)
Fuselage Systems (1)	$150.4	$177.7
Propulsion Systems	73.7	99.1
Wing Systems	58.5	58.8
All Other (1)	(0.1)	1.5
	282.5	337.1
Corporate SG&A	(51.9)	(50.0)
Impact of severe weather event	(10.8)	—
Research and development	(5.0)	(6.1)
Unallocated cost of sales (2)	(1.2)	(14.5)
Total operating income	$213.6	$266.5

(1)	Includes a reclassification of $2.0 of revenues and $0.4 of operating income from the Other segment to the Fuselage segment for the three months ended March 31, 2016.

(2)
Includes $1.2 and $2.3 of warranty reserve for the three months ended March 30, 2017 and March 31, 2016, respectively. Also includes $11.8 related to early retirement incentives for the three months ended March 31, 2016.

20.  Condensed Consolidating Financial Information

The 2022 Notes and 2026 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company and no subsidiaries are guarantors to any of Spirit’s senior notes.

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent company and parent guarantor to the A&R Credit Agreement, as further detailed in Note 12, Debt;

(ii)	Spirit, as the subsidiary issuer of the 2022 Notes and the 2026 Notes;

(iii)	The Company’s subsidiaries, (“Non-Guarantor Subsidiaries”), on a combined basis;

(iv)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Holdings and the Non-Guarantor Subsidiaries, (b) eliminate the investments in the Company’s subsidiaries, and (c) record consolidating entries; and

(v)	Holdings and its subsidiaries on a consolidated basis.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Three Months Ended March 30, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,520.1	$333.1	$(159.1)	$1,694.1
Operating costs and expenses
Cost of sales	—	1,272.9	299.0	(159.1)	1,412.8
Selling, general and administrative	1.6	46.8	3.5	—	51.9
Impact of severe weather event	—	10.8	—	—	10.8
Research and development	—	4.1	0.9	—	5.0
Total operating costs and expenses	1.6	1,334.6	303.4	(159.1)	1,480.5
Operating (loss) income	(1.6)	185.5	29.7	—	213.6
Interest expense and financing fee amortization	—	(9.5)	(1.6)	1.6	(9.5)
Other income (expense), net	—	3.6	(0.5)	(1.6)	1.5
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(1.6)	179.6	27.6	—	205.6
Income tax benefit (provision)	0.5	(60.4)	(4.1)	—	(64.0)
(Loss) income before equity in net income of affiliate and subsidiaries	(1.1)	119.2	23.5	—	141.6
Equity in net income of affiliate	0.1	—	0.1	(0.1)	0.1
Equity in net income of subsidiaries	142.7	23.5	—	(166.2)	—
Net income	141.7	142.7	23.6	(166.3)	141.7
Other comprehensive (loss) income	4.0	4.0	4.2	(8.2)	4.0
Comprehensive income (loss)	$145.7	$146.7	$27.8	$(174.5)	$145.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Three Months Ended March 31, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,510.5	$310.9	$(139.8)	$1,681.6
Operating costs and expenses
Cost of sales	—	1,214.4	284.4	(139.8)	1,359.0
Selling, general and administrative	1.5	44.2	4.3	—	50.0
Research and development	—	5.0	1.1	—	6.1
Total operating costs and expenses	1.5	1,263.6	289.8	(139.8)	1,415.1
Operating (loss) income	(1.5)	246.9	21.1	—	266.5
Interest expense and financing fee amortization	—	(11.3)	(2.1)	2.0	(11.4)
Other income (expense), net	—	3.9	(4.1)	(2.0)	(2.2)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(1.5)	239.5	14.9	—	252.9
Income tax (provision) benefit	0.5	(78.7)	(3.7)	—	(81.9)
(Loss) income before equity in net income of affiliate and subsidiaries	(1.0)	160.8	11.2	—	171.0
Equity in net income of affiliate	0.6	—	0.6	(0.6)	0.6
Equity in net income of subsidiaries	172.0	11.2	—	(183.2)	—
Net income	171.6	172.0	11.8	(183.8)	171.6
Other comprehensive (loss) income	(8.0)	(8.0)	(8.8)	16.8	(8.0)
Comprehensive income (loss)	$163.6	$164.0	$3.0	$(167.0)	$163.6

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
March 30, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$654.6	$17.6	$—	$672.2
Restricted cash	—	5.5	—	—	5.5
Accounts receivable, net	—	854.0	307.5	(342.9)	818.6
Inventory, net	—	1,026.8	446.2	—	1,473.0
Other current assets	—	22.4	6.4	—	28.8
Total current assets	—	2,563.3	777.7	(342.9)	2,998.1
Property, plant and equipment, net	—	1,463.7	522.6	—	1,986.3
Pension assets, net	—	276.6	14.3	—	290.9
Investment in subsidiary	1,984.9	592.7	—	(2,577.6)	—
Other assets	—	404.0	120.9	(331.0)	193.9
Total assets	$1,984.9	$5,300.3	$1,435.5	$(3,251.5)	$5,469.2
Current liabilities
Accounts payable	$—	$615.4	$419.1	$(342.9)	$691.6
Accrued expenses	—	194.3	18.3	—	212.6
Profit sharing	—	20.1	0.8	—	20.9
Current portion of long-term debt	—	25.6	1.2	—	26.8
Advance payments, short-term	—	183.0	—	—	183.0
Deferred revenue and other deferred credits, short-term	—	319.2	1.3	—	320.5
Deferred grant income liability - current	—	—	19.9	—	19.9
Other current liabilities	—	125.3	1.0	—	126.3
Total current liabilities	—	1,482.9	461.6	(342.9)	1,601.6
Long-term debt	—	1,056.4	237.9	(230.4)	1,063.9
Advance payments, long-term	—	305.8	—	—	305.8
Pension/OPEB obligation	—	42.6	—	—	42.6
Deferred grant income liability - non-current	—	—	54.0	—	54.0
Deferred revenue and other deferred credits	—	128.5	3.1	—	131.6
Other liabilities	—	379.2	6.2	(100.6)	284.8
Total equity	1,984.9	1,904.9	672.7	(2,577.6)	1,984.9
Total liabilities and stockholders’ equity	$1,984.9	$5,300.3	$1,435.5	$(3,251.5)	$5,469.2

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$680.1	$17.6	$—	$697.7
Accounts receivable, net	—	785.0	249.4	(373.9)	660.5
Inventory, net	—	1,058.8	456.5	—	1,515.3
Other current assets	—	29.0	7.9	—	36.9
Total current assets	—	2,552.9	731.4	(373.9)	2,910.4
Property, plant and equipment, net	—	1,462.3	529.3	—	1,991.6
Pension assets, net	—	268.1	14.2	—	282.3
Investment in subsidiary	1,928.8	544.4	—	(2,473.2)	—
Other assets	—	398.9	101.4	(279.4)	220.9
Total assets	$1,928.8	$5,226.6	$1,376.3	$(3,126.5)	$5,405.2
Current liabilities
Accounts payable	$—	$527.0	$426.6	$(373.9)	$579.7
Accrued expenses	—	192.8	23.4	—	216.2
Profit sharing	—	97.2	4.2	—	101.4
Current portion of long-term debt	—	25.1	1.6	—	26.7
Advance payments, short-term	—	199.3	—	—	199.3
Deferred revenue and other deferred credits, short-term	—	310.8	1.3	—	312.1
Deferred grant income liability - current	—	—	14.4	—	14.4
Other current liabilities	—	94.2	0.2	—	94.4
Total current liabilities	—	1,446.4	471.7	(373.9)	1,544.2
Long-term debt	—	1,052.5	206.9	(199.4)	1,060.0
Advance payments, long-term	—	342.0	—	—	342.0
Pension/OPEB obligation	—	43.9	—	—	43.9
Deferred grant income liability - non-current	—	—	63.4	—	63.4
Deferred revenue and other deferred credits	—	143.4	3.4	—	146.8
Other liabilities	—	349.5	6.6	(80.0)	276.1
Total equity	1,928.8	1,848.9	624.3	(2,473.2)	1,928.8
Total liabilities and stockholders’ equity	$1,928.8	$5,226.6	$1,376.3	$(3,126.5)	$5,405.2

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 30, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$107.6	$4.1	$—	$111.7
Investing activities
Purchase of property, plant and equipment	—	(35.0)	(5.6)	—	(40.6)
Net cash used in investing activities	—	(35.0)	(5.6)	—	(40.6)
Financing activities
Principal payments of debt	—	(0.1)	(0.7)	—	(0.8)
Proceeds (payments) from intercompany debt	—	(1.5)	1.5	—	—
Taxes paid related to net share settlement of awards	—	(4.1)	—	—	(4.1)
Debt issuance and financing costs	—	(1.0)	—	—	(1.0)
Proceeds from financing under the New Markets Tax Credit Program	—	7.6	—	—	7.6
Proceeds (payments) from subsidiary for purchase of treasury stock	81.5	(81.5)	—	—	—
Purchase of treasury stock	(81.5)	—	—	—	(81.5)
Change in restricted cash	—	(5.5)	—	—	(5.5)
Proceeds (payments) from subsidiary for dividends paid	12.0	(12.0)	—	—	—
Dividends Paid	(12.0)	—	—	—	(12.0)
Net cash used in financing activities	—	(98.1)	0.8	—	(97.3)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.7	—	0.7
Net decrease in cash and cash equivalents for the period	—	(25.5)	—	—	(25.5)
Cash and cash equivalents, beginning of period	—	680.1	17.6	—	697.7
Cash and cash equivalents, end of period	$—	$654.6	$17.6	$—	$672.2

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by (used in) operating activities	$—	$101.5	$(7.7)	$—	$93.8
Investing activities
Purchase of property, plant and equipment	—	(37.3)	(13.1)	—	(50.4)
Net cash used in investing activities	—	(37.3)	(13.1)	—	(50.4)
Financing activities
Principal payments of debt	—	(6.7)	(0.8)	—	(7.5)
Excess tax benefits from share-based payment arrangements	—	0.2	—	—	0.2
Proceeds (payments) from intercompany debt	—	12.5	(12.5)	—	—
Taxes paid related to net share settlement of awards	—	(2.9)	—	—	(2.9)
Proceeds (payments) from subsidiary for purchase of treasury stock	165.2	(165.2)	—	—	—
Purchase of treasury stock	(165.2)	—	—	—	(165.2)
Net cash used in financing activities	—	(162.1)	(13.3)	—	(175.4)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2.4)	—	(2.4)
Net increase in cash and cash equivalents for the period	—	(97.9)	(36.5)	—	(134.4)
Cash and cash equivalents, beginning of period	—	894.2	63.1	—	957.3
Cash and cash equivalents, end of period	$—	$796.3	$26.6	$—	$822.9

21.  Customer Unpriced Change Orders and Assertions

Spirit regularly commences work and incorporates customer-directed changes prior to negotiating pricing terms for engineering work, product modification work, and/or other statements of work. Spirit typically has the legal right to negotiate pricing for customer-directed changes. In those cases, Spirit asserts its contractual rights to be paid the additional revenue or cost reimbursement it expects to receive upon finalizing pricing terms.

Spirit’s supply agreement for the B787 program (the “B787 Supply Agreement”) provides that initial prices for the B787-9 and B787-10 are to be determined by a procedure set out in the B787 Supply Agreement, and documented by amendment once that amendment has been agreed to by the parties. As part of the November 2014 MOA, Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices, and other issues across multiple programs during 2015. Since Spirit was unable to reach agreement with Boeing on these issues by the end of 2015, once the parties agree upon appropriate pricing for the B787-9, Boeing will be entitled to a retroactive adjustment on certain B787 payments which were based on the interim pricing. The amount Spirit received that is subject to a retroactive adjustment was recorded as deferred revenue, and has not been recognized by the Company as revenue. Spirit is engaged in discussions with Boeing concerning the subsequent B787-9 and initial B787-10 prices, and the parties have not yet reached agreement. Spirit’s ability to successfully negotiate fair and equitable prices for these models as well as overall B787 delivery volumes and rate investments, and its ability to achieve forecasted cost improvements on all B787 models, are key factors in achieving the projected financial performance for this program.

For B787-9 and B787-10 deliveries in the Company’s second B787 contract block, the Company has applied the applicable accounting guidance for unpriced change orders in estimating total block revenues which will be updated as part of the Company’s

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

EAC process until the final pricing is negotiated. Pending final price negotiations, the Company has estimated revenue for B787-9 and B787-10 deliveries to include assumptions around changes from the contract configuration baseline for each B787 model.

22. New Markets Tax Credit

During the first quarter of 2017, the Company entered into a financing transaction with Chase Community Equity, LLC (“Chase”) related to the purchase and installation of certain equipment at the Company’s facility in Wichita, KS.  Chase  made a capital contribution and the Company made a loan to Chase NMTC Spirit Investment Fund, LLC (“Investment Fund”) under a qualified New Markets Tax Credit (“NMTC”) program.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (“Act”) and is intended to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDE”).  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

In connection with the financing, the Company loaned $20.6 aggregate principal amount of a 1.0% loan (“Leverage Loan”) due December 2050, to the Investment Fund.  Additionally, Chase contributed $9.7 to the Investment Fund, and as such, Chase is entitled to substantially all of the benefits derived from the NMTCs.  The Investment Fund then contributed the proceeds to certain CDEs, which, in turn, loaned the funds on similar terms as the Leverage Loan to Spirit AeroSystems, Inc. a wholly-owned subsidiary of the Company.  The proceeds of the loans from the CDEs, including loans representing the capital contribution made by Chase, net of syndication fees, are restricted for use on the purchase and installation of equipment outlined within the NMTC agreement.  As of March 30, 2017, after qualifying capital expenditures, the Company held restricted cash of $5.5, which is included in other current assets in the accompanying Consolidated Balance Sheets.

The NMTC is subject to 100% recapture for a period of seven years as provided in the Internal Revenue Code.  The Company is required to comply with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, require the Company to indemnify Chase for any loss or recapture of NMTCs related to the financing until such time as the Company’s obligation to deliver tax benefits is relieved.  The Company does not anticipate any credit recaptures will be required in connection with this arrangement.  This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase Chase’s interest in the Investment Fund.  The Company believes that Chase will exercise the put option in March 2024, at the end of the recapture period.  The value attributed to the put/call is negligible.

The Company has determined that the financing arrangement with the Investment Fund and CDEs is a variable interest entity (“VIE”), and that it is the primary beneficiary of the VIE.  This conclusion was reached based on the following:

•
The ongoing activities of the VIE, collecting and remitting interest and fees, and NMTC compliance were all considered in the initial design and are not expected to significantly affect economic performance throughout the life of the VIE;

•	Contractual arrangements obligate the Company to comply with NMTC rules and regulations and provide various other guarantees to the Investment Fund and CDEs;

•	Chase lacks a material interest in the underling economics of the project; and

•	The Company is obligated to absorb losses of the VIE.

Because the Company is the primary beneficiary of the VIE, it has been included in the Company’s Consolidated Financial Statements.  Chase’s contribution of $9.7 was initially recorded as restricted cash and its interest in the Investment Fund is included in other liabilities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “should,” “target,” “will,” “would,” and other similar words or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of the Company’s 2016 Form 10-K. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

•	our ability to continue to grow our business and execute our growth strategy, including the timing, execution, and profitability of new and maturing programs;

•	our ability to perform our obligations and manage costs related to our new and maturing commercial, business aircraft and military development programs, and the related recurring production;

•	margin pressures and the potential for additional forward losses on new and maturing programs;

•	our ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft;

•
the effect on aircraft demand and build rates of changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market and expanding conflicts or political unrest in the Middle East or Asia;

•	customer cancellations or deferrals as a result of global economic uncertainty;

•	the effect of economic conditions in the industries and markets in which we operate in the U.S. and globally and any changes therein, including fluctuations in foreign currency exchange rates;

•	the success and timely execution of key milestones such as the receipt of necessary regulatory approvals and customer adherence to their announced schedules;

•	our ability to successfully negotiate future pricing under our supply agreements with Boeing and our other customers;

•	our ability to enter into profitable supply arrangements with additional customers;

•
the ability of all parties to satisfy their performance requirements under existing supply contracts with our two major customers, Boeing and Airbus, and other customers, and the risk of nonpayment by such customers;

•	any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals, or reduced orders by their customers or from labor disputes or acts of terrorism;

•	any adverse impact on the demand for air travel or our operations from the outbreak of diseases or epidemic or pandemic outbreaks;

•	our ability to avoid or recover from cyber-based or other security attacks, information technology failures, or other disruptions;

•	returns on pension plan assets and the impact of future discount rate changes on pension obligations;

•	our ability to borrow additional funds or refinance debt;

•	competition from commercial aerospace OEMs and other aerostructures suppliers;

•
the effect of governmental laws, such as U.S. export control laws and U.S. and foreign anti-bribery laws such as the Foreign Corrupt Practices Act and the United Kingdom Bribery Act, and environmental laws and agency regulations, both in the U.S. and abroad;

•	the effect of potential changes in tax law, such as those outlined in recent proposals on U.S. Tax Reform;

•	any reduction in our credit ratings;

•	our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components;

•	our ability to recruit and retain highly-skilled employees and our relationships with the unions representing many of our employees;

•	spending by the U.S. and other governments on defense;

•	the possibility that our cash flows and the A&R Credit Agreement may not be adequate for our additional capital needs or for payment of interest on and principal of our indebtedness;

•	our exposure under our Revolver to higher interest payments should interest rates increase substantially;

•	the effectiveness of any interest rate hedging programs;

•	the effectiveness of our internal control over financial reporting;

•	the outcome or impact of ongoing or future litigation, claims and regulatory actions; and

•	our exposure to potential product liability and warranty claims.

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the section captioned “Risk Factors” in the Company’s 2016 Form 10-K and herein for a more complete discussion of these and other factors that may affect our business.

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

Programs

A350 XWB - Fuselage Program

As previously disclosed, our A350 XWB fuselage recurring program experienced various production inefficiencies in its earlier stages of production which resulted in previously recorded forward losses, mostly driven by early development discovery and engineering change to the aircraft design, as well as higher test and transportation costs. The Company could record additional forward loss charges if there are further changes to revenue and cost estimates and/or if risks are not mitigated.

B787 Program

As we continue on our second contract block on the B787 program, our performance for this program depends on our continued ability to achieve cost reductions in our manufacturing and support labor and supply chain as well as our ability to successfully negotiate fair and equitable prices on the B787-9 and B787-10. We are engaged in active discussions with Boeing concerning the subsequent B787-9 and initial B787-10 prices, and have not yet reached agreement. For 787-9 and 787-10 deliveries in our second B787 contract block, we have applied the applicable accounting guidance for unpriced change orders in estimating total block revenues that will be updated as part of the Company’s EAC process until the final pricing is negotiated. Pending final price negotiations, we have estimated revenue for B787-9 and B787-10 deliveries to include assumptions around changes from the contract configuration baseline for each B787 model.

Our ability to successfully negotiate fair and equitable prices for these models, as well as overall B787 delivery volumes and rate investments, and our ability to achieve forecasted cost improvements on all B787 models are key factors in achieving the projected financial performance for this program.

Boeing Legacy Programs

On April 8, 2014, we entered into a Memorandum of Agreement with Boeing that established pricing terms for the B737, B747, B767, and B777 programs for the period commencing on April 1, 2014 and ending December 31, 2015, under the Company's long-term supply contract with Boeing covering products for such programs. The new pricing terms were not applied to the period prior to April 1, 2014. The new prices do not apply to the B737 MAX, for which recurring pricing has not yet been agreed. Since the parties have been unable to agree upon pricing on the B737, B747, B767, and B777 programs for the periods beyond 2015, an interim payment mechanism has been triggered for deliveries under the supply contract commencing January 1, 2016. This interim payment mechanism is based upon existing prices, adjusted using a quantity-based price adjustment formula and specified annual escalation. The interim payment mechanism is subject to adjustment when follow-on pricing is agreed upon. Prices for commercial derivative models are to be negotiated in good faith by the parties based on then-prevailing market conditions for Spirit's products. If the parties cannot agree on price, then they must engage in dispute resolution pursuant to agreed-upon procedures.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended
	March 30, 2017	March 31, 2016
	($ in millions)
Net revenues	$1,694.1	$1,681.6
Cost of sales	1,412.8	1,359.0
Gross profit	281.3	322.6
Selling, general and administrative	51.9	50.0
Impact of severe weather event	10.8	—
Research and development	5.0	6.1
Operating income	213.6	266.5
Interest expense and financing fee amortization	(9.5)	(11.4)
Other income (expense), net	1.5	(2.2)
Income before income taxes and equity in net income of affiliate	205.6	252.9
Income tax provision	(64.0)	(81.9)
Income before equity in net income of affiliate	141.6	171.0
Equity in net income of affiliate	0.1	0.6
Net income	$141.7	$171.6

Comparative shipset deliveries by model are as follows:

	Three Months Ended
Model	March 30, 2017	March 31, 2016
B737	126	130
B747	1	3
B767	6	6
B777	21	26
B787	32	33
Total Boeing	186	198
A320 Family	154	147
A330/340	20	16
A350 XWB	24	14
A380	4	7
Total Airbus	202	184
Business/Regional Jets	22	15
Total	410	397

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

Net revenues by prime customer are as follows:

	Three Months Ended
Prime Customer	March 30, 2017	March 31, 2016
	($ in millions)
Boeing	$1,347.1	$1,387.3
Airbus	279.5	231.1
Other	67.5	63.2
Total net revenues	$1,694.1	$1,681.6

Changes in Estimates

During the first quarter of 2017, we recognized total changes in estimates of $5.2 million, which included net forward loss charges of $4.1 million, and favorable cumulative catch-up adjustments related to periods prior to the first quarter of 2017 of $9.3 million. During the same period in the prior year, we recognized total changes in estimates of $47.2 million, which included favorable cumulative catch-up adjustments related to periods prior to the first quarter of 2016 of $32.2 million, and favorable changes in estimates on loss programs of $15.0 million.

Three Months Ended March 30, 2017 as Compared to Three Months Ended March 31, 2016

Net Revenues.  Net revenues for the three months ended March 30, 2017 were $1,694.1 million, an increase of $12.5 million, or 1%, compared to net revenues of $1,681.6 million for the same period in the prior year. Higher revenues were recorded for the

Fuselage and Wing Systems segments and lower revenues were recorded for the Propulsion segment during the first quarter of 2017 compared to the same period in the prior year. The increase in net revenues for the Fuselage and Wing segments was primarily due to higher production deliveries on the A350 XWB, higher net revenues recognized on the B787 program in accordance with pricing terms under the B787 Supply Agreement, and favorable settlement of historic commercial claims, partially offset by lower production deliveries on the B737, B747 and B777. These specific increases and decreases net to $11.7 million of the total increase in revenue. Approximately 96% of Spirit’s net revenues for the first quarter of 2017 came from our two largest customers, Boeing and Airbus.

Total production deliveries to Boeing decreased to 186 shipsets during the first quarter of 2017, compared to 198 shipsets delivered in the same period of the prior year, primarily driven by decreased production on the B777 and B737 programs. Total production deliveries to Airbus increased to 202 shipsets during the first quarter of 2017, compared to 184 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 and A350 XWB programs, partially offset by lower A380 deliveries. Total production deliveries of business/regional jet wing and wing components increased to 22 shipsets during the first quarter of 2017, compared to 15 shipsets delivered in the same period of the prior year, driven by higher production on the Rolls-Royce BR725 and CSeries programs. In total, production deliveries increased to 410 shipsets during the first quarter of 2017, compared to 397 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $281.3 million for the three months ended March 30, 2017, as compared to $322.6 million for the same period in the prior year. In the first quarter of 2017, we recognized $9.3 million of favorable cumulative catch-up adjustments related to periods prior to the first quarter of 2017 and $4.1 million of net forward loss charges. In the same period of 2016, we recorded $32.2 million of favorable cumulative catch-up adjustments related to periods prior to the first quarter of 2016, as well as $15.0 million of favorable changes in estimates on loss programs.

SG&A and Research and Development.  SG&A expense was $1.9 million higher for the three months ended March 30, 2017, compared to the same period in the prior year. Research and development expense was $1.1 million lower for the three months ended March 30, 2017, compared to the same period in the prior year, primarily due to fewer internal projects underway.

Impact of Severe Weather Event.  During the first quarter of 2017, the Company recorded a $10.8 million charge against operating income related to the aftermath of Hurricane Matthew which caused the Company’s Kinston, North Carolina site operations to temporarily shut down in the fourth quarter of 2016.

Operating Income.  Operating income for the three months ended March 30, 2017 was $213.6 million, a decrease of $52.9 million, or (20)% compared to operating income of $266.5 million for the same period in the prior year. The decrease in operating income was driven by a $41.3 million decrease in Gross Profit (as outlined in further detail above) and $10.8 million of charges recorded in the first quarter of 2017 related to Hurricane Matthew.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended March 30, 2017 includes $8.7 million of interest and fees paid or accrued in connection with long-term debt and $0.8 million in amortization of deferred financing costs and original issue discount, compared to $10.3 million of interest and fees paid or accrued in connection with long-term debt and $1.1 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. As a result of the refinancing activity which occurred during the second quarter of 2016, interest expense for the three months ended March 30, 2017 reflects lower interest rates on our term loan and senior unsecured notes compared to the same period in the prior year.

Other Income, net. Other income, net for the three months ended March 30, 2017 was $1.5 million, compared to Other expense, net of $2.2 million for the same period in the prior year. Other income, net during the first quarter of 2017 was primarily driven by foreign exchange rate fluctuations as the British Pound value strengthened against the U.S. Dollar.

Provision for Income Taxes. Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that could give rise to discrete recognition include excess tax benefits with respect to share-based compensation, finalizing audit examinations for open tax years, statute of limitations expiration, or a change in tax law.

The income tax provision for the three months ended March 30, 2017 includes $58.9 million for federal taxes, $2.1 million for state taxes, and $3.0 million for foreign taxes. The income tax provision for the three months ended March 31, 2016 includes $74.3 million for federal taxes, $4.6 million for state taxes and $3.0 million for foreign taxes. The effective tax rate for the three months ended March 30, 2017 was 31.1% as compared to 32.4% for the same period in 2016. The difference in the effective tax rate is related primarily to the effects of lower pre-tax book income in 2017, certain non-deductible expenses within the Company’s income tax provision in 2017, and the excess tax benefit with respect to share-based compensation in the income tax provision in

2017. The decrease from the U.S. statutory tax rate is attributable primarily to the inclusion of the tax effects of the U.S. qualified domestic production activities deduction, foreign tax rates lower than the U.S. rate, share-based compensation excess tax benefit and the generation of state income tax and federal research tax credits.
Segments.  The following table shows segment revenues and operating income for the three months ended March 30, 2017 and March 31, 2016:

	Three Months Ended
	March 30, 2017	March 31, 2016
	($ in millions)
Segment Revenues
Fuselage Systems	$916.9	$875.8
Propulsion Systems	406.3	438.6
Wing Systems	369.0	360.5
All Other	1.9	6.7
	$1,694.1	$1,681.6
Segment Operating Income
Fuselage Systems	$150.4	$177.7
Propulsion Systems	73.7	99.1
Wing Systems	58.5	58.8
All Other	(0.1)	1.5
	282.5	337.1
Corporate SG&A	(51.9)	(50.0)
Impact of severe weather event	(10.8)	—
Research and development	(5.0)	(6.1)
Unallocated cost of sales(1)	(1.2)	(14.5)
Total operating income	$213.6	$266.5

(1)	Includes a reclassification of $2.0 million of revenues and $0.4 million of operating income from the All Other segment to the Fuselage segment for the three months ended March 31, 2016.

(2)	Includes $1.2 million and $2.3 million of warranty reserve for the three months ended March 30, 2017 and March 31, 2016, respectively.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 54%, 24%, 22% and less than 1%, respectively, of our net revenues for the three months ended March 30, 2017.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended March 30, 2017 were $916.9 million, an increase of $41.1 million, or 5%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the A350 XWB, increased defense-related activity, favorable settlement of historical customer claims, and higher revenues recognized on the B787 program in accordance with pricing terms, partially offset by lower production deliveries on the B737 and B777. Fuselage Systems segment operating margins were 16% for the three month period ended March 30, 2017, compared to 20% for the same period in the prior year, primarily due to increased revenue from lower margin programs and lower production deliveries on the B737 and B777. In the first quarter of 2017, the segment recorded unfavorable cumulative catch-up adjustments of $0.2 million and forward loss charges of $5.9 million. In comparison, during the first quarter of 2016, the segment recorded favorable cumulative catch-up adjustments of $16.2 million driven by productivity and efficiency improvements on mature programs.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended March 30, 2017 were $406.3 million, a decrease of $32.3 million, or 7%, compared to the same period in the prior year. The decrease was primarily due to lower production deliveries on the B777 and B747 and lower revenues recognized on the B787 program in accordance with pricing terms, partially offset by higher revenue recognized on certain non-recurring Boeing programs. Propulsion Systems segment operating margins were 18% for the three months ended March 30, 2017, compared to 23% for the same period in the prior year. This decrease was primarily driven by the favorable cumulative catch-up adjustments recorded during the first quarter of 2016, increased revenue from lower-margin programs, and lower margins recognized on the B737 and B777. The segment recorded favorable cumulative catch-up adjustments of $1.5 million for the three months ended March 30, 2017. In comparison, during the same period of the prior year, the segment recorded favorable cumulative catch-up adjustments of $5.9 million as well as $8.9 million of favorable changes in estimates on loss programs.

Wing Systems.  Wing Systems segment net revenues for the three months ended March 30, 2017 were $369.0 million, an increase of $8.5 million, or 2%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the A350 XWB and higher revenues recognized on the B787 program in accordance with pricing terms. These increases were partially offset by lower production deliveries on the B777 and B747 and the impact from foreign currency fluctuations on the A320 program. Wing Systems segment operating margins were 16% for each of the three month periods ended March 30, 2017 and March 31, 2016. In the first quarter of 2017, the segment recorded $1.8 million of favorable changes in estimates on loss programs as well as favorable cumulative catch-up adjustments of $8.0 million. In comparison, during the first quarter of 2016, the segment recorded $3.0 million of favorable changes in estimates on loss programs as well as favorable cumulative catch-up adjustments of $10.1 million, partially offset by higher margins recognized on the A350 XWB.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the three months ended March 30, 2017, All Other segment net revenues were $1.9 million, a decrease of $4.8 million compared to the same period in the prior year primarily due to lower revenue from tooling contracts, partially offset by higher sundry sales.

Liquidity and Capital Resources

The primary sources of our liquidity include cash on hand, cash flow from operations, which includes receivables from customers, and borrowings available under our A&R Credit Agreement. Additionally, we may receive proceeds from asset sales. Our liquidity requirements are driven by our long-cycle business model. Our business model is comprised of four to six year non-recurring investment periods, which include design and development efforts, followed by recurring production, in most cases, through the life of the contract, which could extend beyond twenty years. The non-recurring investment periods require significant outflows of cash as we design the product, build tooling, purchase equipment and build initial production inventories. These activities could be funded partially through customer advances and milestone payments, which are offset against revenue as production units are delivered in the case of customer advances, or recognized as revenue as milestones are achieved in the case of milestone payments. The remaining funds needed to support non-recurring programs come from predictable cash inflows from our mature programs that are in the recurring phase of the production cycle. The non-recurring investment period typically ends concurrently with initial deliveries of completed aircraft by our customers, which indicates that a program has entered into the recurring production phase. When a program reaches steady recurring production, it typically results in long-term generation of cash from operations. As part of our business model, we have continuously added new non-recurring programs, which are supported by mature programs that are in the steady recurring phase of the production cycle to promote growth.

As of March 30, 2017, we had $672.2 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our A&R Credit Agreement. There were no borrowings or outstanding balances under our Revolver as of March 30, 2017. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations, and borrowings available under our Revolver will be sufficient to fund our operations, inventory growth, planned capital investments, quarterly dividends, research and development expenditures, and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flows for the three months ended March 30, 2017 and March 31, 2016:

	For the three months ended
	March 30, 2017	March 31, 2016
	($ in millions)
Net cash provided by operating activities	$111.7	$93.8
Net cash used in investing activities	(40.6)	(50.4)
Net cash used in financing activities	(97.3)	(175.4)
Effect of exchange rate change on cash and cash equivalents	0.7	(2.4)
Net decrease in cash and cash equivalents for the period	(25.5)	(134.4)
Cash and cash equivalents, beginning of period	697.7	957.3
Cash and cash equivalents, end of period	$672.2	$822.9

Three Months Ended March 30, 2017 as Compared to Three Months Ended March 31, 2016

Operating Activities. For the three months ended March 30, 2017, we had a net cash inflow of $111.7 million from operating activities, an increase of $17.9 million compared to a net cash inflow of $93.8 million for the same period in the prior year. The increase in net cash provided by operating activities was primarily due to timing of customer payments, partially offset by lower cash receipts during the first three months of 2017. Lower cash receipts were primarily due to a reduction in deferred revenue and advance payments received from customers during the first three months of 2017, which combined totaled approximately $24.9 million.

Investing Activities. For the three months ended March 30, 2017, we had a net cash outflow of $40.6 million for investing activities, a decrease in outflow of $9.8 million compared to a net cash outflow of $50.4 million for the same period in the prior year. The decrease in cash outflow is due to a decrease in capital expenditures during the first three months of 2017.

Financing Activities. For the three months ended March 30, 2017, we had a net cash outflow of $97.3 million for financing activities, a decrease in outflow of $78.1 million, compared to a net cash outflow of $175.4 million for the same period in the prior year. During the three months ended March 30, 2017, the Company repurchased 1,407,377 shares of its class A common stock for $81.5 million, compared to 3,614,516 shares repurchased for $165.2 million during the same period in the prior year. Additionally, during the three months ended March 30, 2017, the Company paid a dividend of $12.0 million to its stockholders of record.
Future Cash Needs and Capital Spending
Our primary future cash needs will consist of working capital, debt service, research and development, capital expenditures, potential share repurchases, dividend payments, and merger and acquisition or disposition activities. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs, including the B737, B787, A320, and A350 XWB programs. In response to announced Boeing and Airbus production rate increases, we are evaluating various plans to relieve capacity constraints. We may also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Capital expenditures for the three months ended March 30, 2017 totaled $40.6 million, as compared to $50.4 million for the same period in 2016. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, borrowings available under our Revolver, and proceeds from asset sales, if any.

Pension and Other Post Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at March 30, 2017 and we anticipate non-cash pension income for 2017 to remain at or near the same level as 2016. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 13, Pension and Other Post-Retirement Benefits, for more information on the Company’s pension plans.

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 million and fix the variable portion of the Company’s floating rate debt at 1.815%. As of March 30, 2017, there is no financial impact of this transaction.

Debt and Other Financing Arrangements

As of March 30, 2017, the outstanding balance of the Term Loan was $487.5 million and the carrying value was $485.3 million.

The carrying value of the 2022 Notes was $294.0 million as of March 30, 2017.

The carrying value of the 2026 Notes was $297.0 million as of March 30, 2017.

See Note 12, Debt, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement, which advance payments are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing which suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015 and any repayments which otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1,001 through 1,120. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of March 30, 2017, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $405.1 million.

Advances on the A350 Fuselage Program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012. The advance payments are offset against the recurring price of A350 XWB shipsets invoiced by Spirit, at a rate of $1.25 million per shipset. As of March 30, 2017, the amount of advance payments received and not yet repaid was approximately $83.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2016 Form 10-K which could materially affect our business, financial condition or results of operations. There have been no material changes in our market risk since the filing of our 2016 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2017 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2016 Form 10-K is included in Note 17, Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2016 Form 10-K, which could materially affect our business, financial condition or results of operations. Other than the item set forth below, there have been no material changes to the Company’s risk factors previously disclosed in our 2016 Form 10-K.

Our operations could be negatively impacted by service interruptions, data corruption, cyber-based attacks, or network security breaches.

We rely on information technology networks and systems to manage and support a variety of business activities, including procurement and supply chain, engineering support, and manufacturing. These networks and systems, some of which are managed by third-parties, are susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers, telecommunication failures, user errors, or catastrophic events. If these networks and systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our manufacturing process could be disrupted, resulting in late deliveries or even no deliveries if there is a total shutdown. This could have a material adverse effect on our reputation and we could face financial losses.

Further, we routinely experience cyber security threats and attempts to gain access to sensitive information, as do our customers, suppliers, and other third parties with which we work. We have established threat detection, monitoring, and mitigation processes and procedures and are continually exploring ways to improve these processes and procedures. However, we cannot provide assurance that these processes and procedures will be sufficient to prevent cyber security threats from materializing. If threats do materialize, we could experience significant financial or information losses and/or reputational harm. If we are unable to protect sensitive or confidential information from these threats, our customers or governmental authorities could question the adequacy of our threat mitigation and detection processes and procedures and, as a result, our present and future business could be negatively impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 30, 2017.

The following table provides information about our repurchases during the three months ended March 30, 2017 of our class A common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

January 1, 2017 - February 2, 2017	—	—	—	—
February 3, 2017 - March 2, 2017	1,041,001	$56.9973	1,041,001	$540.7
March 3, 2017 - March 30, 2017	366,376	$60.5500	366,376	$518.5
Total	1,407,377	$57.9228	1,407,377	$518.5

(1)
Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, March 2, 2017 was the last day of our February 2017 fiscal month.

(2)	On November 1, 2016, the Company announced that our Board of Directors authorized a new share repurchase program for the purchase of up to $600.0 million of our class A common stock.

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit
10.1*†	Amendment to the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, dated January 25, 2017.

10.2*†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, effective April 30, 2014.

10.3*†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017.

10.4*†	Short-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017.

10.5*†	Director Stock Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, effective January 27, 2016.

10.6†
Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 25, 2017 (filed as Exhibit 10.5 to the Annual Report on Form 10-K (File No. 001-33160), filed with the Securities and Exchange Commission on February 10, 2017).

10.7*††	Amendment 25 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 16, 2017.

10.8*††	Amendment 26 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 23, 2017.

10.9*††	Amendment 27 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 31, 2017.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS@*	XBRL Instance Document.

101.SCH@*	XBRL Taxonomy Extension Schema Document.

101.CAL@*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF@*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB@*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE@*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Indicates management contract or compensation plan or arrangement.

††	Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Sanjay Kapoor	Executive Vice President and Chief Financial	May 5, 2017
Sanjay Kapoor	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Mark J. Suchinski	Vice President and Corporate Controller (Principal Accounting Officer)	May 5, 2017
Mark J. Suchinski