Form 10-Q
period 2017-06-29
Spirit AeroSystems Holdings, Inc.
filed 2017-08-04
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 29, 2017
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
(316) 526-9000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, ” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 27, 2017, the registrant had 118,321,967 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2017	June 30, 2016	June 29, 2017	June 30, 2016
	($ in millions, except per share data)
Net revenues	$1,826.1	$1,829.9	$3,520.2	$3,511.5
Operating costs and expenses
Cost of sales	1,847.0	1,672.0	3,259.8	3,031.0
Selling, general and administrative	46.1	70.2	98.0	120.2
Impact of severe weather event	9.1	—	19.9	—
Research and development	6.7	4.4	11.7	10.5
Total operating costs and expenses	1,908.9	1,746.6	3,389.4	3,161.7
Operating (loss) income	(82.8)	83.3	130.8	349.8
Interest expense and financing fee amortization	(10.2)	(23.9)	(19.7)	(35.3)
Other income (expense), net	1.2	(6.2)	2.7	(8.4)
Income before income taxes and equity in net income of affiliate	(91.8)	53.2	113.8	306.1
Income tax benefit (provision)	35.0	(8.6)	(29.0)	(90.5)
Income before equity in net income of affiliate	(56.8)	44.6	84.8	215.6
Equity in net income of affiliate	—	0.2	0.1	0.8
Net (loss) income	$(56.8)	$44.8	$84.9	$216.4
(Loss) earnings per share
Basic	$(0.48)	$0.35	$0.71	$1.66
Diluted	$(0.48)	$0.35	$0.71	$1.65
Dividends declared per common share	$0.10	$—	$0.20	$—

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2017	June 30, 2016	June 29, 2017	June 30, 2016
	($ in millions)
Net income	$(56.8)	$44.8	$84.9	$216.4
Changes in other comprehensive income (loss), net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of $0.8 and ($0.2) for the three months ended, respectively, and $1.0 and ($0.4) for the six months ended, respectively	(0.5)	0.2	(0.9)	1.0
Unrealized foreign exchange loss on intercompany loan, net of tax effect of ($0.4) and $0.8 for three months ended, respectively, and ($0.6) and $1.1 for the six months ended, respectively	1.6	(3.2)	2.6	(4.4)
Foreign currency translation adjustments	14.7	(23.4)	18.1	(31.0)
Total other comprehensive income (loss)	15.8	(26.4)	19.8	(34.4)
Total comprehensive income	$(41.0)	$18.4	$104.7	$182.0

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

	June 29, 2017	December 31, 2016
	($ in millions)
Current assets
Cash and cash equivalents	$696.9	$697.7
Restricted cash	4.4	—
Accounts receivable, net	824.3	660.5
Inventory, net	1,325.7	1,515.3
Other current assets	106.5	36.9
Total current assets	2,957.8	2,910.4
Property, plant and equipment, net	1,991.4	1,991.6
Pension assets	300.1	282.3
Other assets	213.2	220.9
Total assets	$5,462.5	$5,405.2
Current liabilities
Accounts payable	$726.0	$579.7
Accrued expenses	246.5	216.2
Profit sharing	41.3	101.4
Current portion of long-term debt	26.6	26.7
Advance payments, short-term	153.9	199.3
Deferred revenue and other deferred credits, short-term	71.7	312.1
Deferred grant income liability - current	20.3	14.4
Other current liabilities	551.4	94.4
Total current liabilities	1,837.7	1,544.2
Long-term debt	1,060.6	1,060.0
Advance payments, long-term	280.8	342.0
Pension/OPEB obligation	41.6	43.9
Deferred revenue and other deferred credits	114.6	146.8
Deferred grant income liability - non-current	49.8	63.4
Other liabilities	265.6	276.1
Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 118,346,113 and 121,642,556 shares issued and outstanding, respectively	1.2	1.2
Additional paid-in capital	1,076.8	1,078.9
Accumulated other comprehensive loss	(167.1)	(186.9)
Retained earnings	2,186.8	2,113.9
Treasury stock, at cost (27,580,982 and 23,936,092 shares, respectively)	(1,286.4)	(1,078.8)
Total stockholders’ equity	1,811.3	1,928.3
Noncontrolling interest	0.5	0.5
Total equity	1,811.8	1,928.8
Total liabilities and equity	$5,462.5	$5,405.2
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 29, 2017	June 30, 2016
	($ in millions)
Operating activities
Net income	$84.9	$216.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	105.5	98.9
Amortization expense	—	0.1
Amortization of deferred financing fees	1.7	14.7
Accretion of customer supply agreement	5.1	2.4
Employee stock compensation expense	11.0	28.9
Loss from interest rate swap	1.5	—
(Gain) loss from foreign currency transactions	(3.4)	11.2
Loss on impairment and disposition of assets	6.5	3.1
Deferred taxes	3.0	25.4
Pension and other post-retirement benefits, net	(21.7)	0.8
Grant liability amortization	(8.8)	(5.4)
Equity in net income of affiliate	(0.1)	(0.8)
Changes in assets and liabilities
Accounts receivable	(156.5)	(224.1)
Inventory, net	438.9	184.9
Accounts payable and accrued liabilities	179.7	39.5
Profit sharing/deferred compensation	(60.2)	(16.1)
Advance payments	(106.6)	(70.4)
Income taxes receivable/payable	(60.6)	(29.9)
Deferred revenue and other deferred credits	(271.5)	28.0
Other	185.6	1.2
Net cash provided by operating activities	334.0	308.8
Investing activities
Purchase of property, plant and equipment	(88.1)	(104.7)
Proceeds from sale of assets	0.2	—
Net cash used in investing activities	(87.9)	(104.7)
Financing activities
Proceeds from issuance of bonds	—	299.8
Principal payments of debt	(1.8)	(9.8)
Payments on term loan	(6.3)	—
Payments on bonds	—	(213.6)
Taxes paid related to net share settlement awards	(13.1)	(14.3)
Debt issuance and financing costs	(0.9)	(13.7)
Proceeds from financing under the New Markets Tax Credit Program	7.6	—
Purchase of treasury stock	(207.6)	(317.6)
Change in restricted cash	(4.4)	(86.4)
Dividends Paid	(24.0)	—
Net cash used in financing activities	(250.5)	(355.6)
Effect of exchange rate changes on cash and cash equivalents	3.6	(5.3)
Net decrease in cash and cash equivalents for the period	(0.8)	(156.8)
Cash and cash equivalents, beginning of period	697.7	957.3
Cash and cash equivalents, end of period	$696.9	$800.5
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

1.  Organization and Basis of Interim Presentation

Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) provides manufacturing and design expertise in a wide range of fuselage, propulsion, and wing products and services for aircraft original equipment manufacturers (“OEM”) and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). The Company's headquarters are in Wichita, Kansas, with manufacturing and assembly facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; Subang, Malaysia; and Saint-Nazaire, France.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the six months ended June 29, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2017 presentation.

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

Under ASC 606, the units-of-delivery method is no longer viable and production costs will generally not be deferred. The Company has determined that some of our contracts will have performance obligations that are satisfied over time as control transfers during production. For these contracts, the revenue recognition pattern will change with revenue being recognized earlier in the year of adoption as compared to the previous year. Subsequently, year over year revenue comparisons under ASU 2014-09 will be consistent with production levels. We expect to use an input method as the basis for recognizing revenue for performance obligations satisfied over time. Input methods recognize revenue on the basis of an entity’s efforts or inputs toward satisfying a performance obligation (for example, resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used) relative to the total expected inputs to satisfy the performance obligation.

Contracts that do not meet the criteria for over time recognition are recognized at a point in time. Under ASU 2014-09, the performance obligations recognized at a point in time may be different than under the units-of-delivery method. This could change the amount of revenue allocated to each performance obligation, resulting in a different revenue recognition pattern.

ASU 2014-09 requires application of ASC 340-40 only if existing guidance does not apply. We expect to continue accounting for preproduction, tooling and certain other costs under existing guidance. Additionally, production costs for performance obligations that are satisfied over time will generally be recognized as incurred. However, we are continuing to evaluate the impact of ASC 340-40 for certain contracts.

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

In 2016, the Company established a cross-functional team to assess and prepare for implementation of the new standard. While the Company continues to assess some elements of ASU 2014-09, the Company has reviewed substantially all of our contracts with customers and has determined the business process and technology requirements. This includes documenting process changes, determining data requirements, and identifying changes in system mapping and configuration. The Company has substantially completed designing our processes, including internal controls, and related systems solutions and is currently implementing the required changes.

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

	For the Three Months Ended		For the Six Months Ended
Changes in Estimates	June 29, 2017	June 30, 2016	June 29, 2017	June 30, 2016
Favorable (Unfavorable) Cumulative Catch-up Adjustment by Segment
Fuselage	$0.7	$—	$3.3	$16.2
Propulsion	6.1	(8.8)	3.8	(0.7)
Wing	17.5	9.8	22.0	19.1
Total Favorable Cumulative Catch-up Adjustment	$24.3	$1.0	$29.1	$34.6

(Forward Loss) and Changes in Estimates on Loss Programs by Segment
Fuselage	$(231.7)	$(134.5)	$(237.6)	$(131.4)
Propulsion	(48.0)	(2.4)	(48.0)	6.5
Wing	(73.8)	1.2	(72.0)	4.2
Total Forward Loss	$(353.5)	$(135.7)	$(357.6)	$(120.7)

Total Change in Estimate	$(329.2)	$(134.7)	$(328.5)	$(86.1)
EPS Impact (diluted per share based upon statutory rates)	$(1.75)	$(0.66)	$(1.73)	$(0.41)

Boeing 787

On August 1, 2017, Boeing and the Company, through its wholly owned subsidiary, Spirit, executed a Collective Resolution Memorandum of Understanding (the “MOU”). Among other things, the MOU establishes pricing terms for the B787 -8, -9, and -10 derivative models between line unit 501 and line unit 1405. The MOU requires the parties to negotiate and execute definitive documentation, as defined in the MOU (“Definitive Documentation”), by September 29, 2017 (the “Term Date”) to implement the terms and conditions set forth in the MOU. The Company’s management believes that it is probable that the Definitive Documentation will be completed and executed on or before the Term Date.

As a result of the MOU, the Company formally extended the current contract block ending at line unit 1003 to line unit 1300, which is in line with program accounting quantities established by Boeing. In addition, the Company has established a planning block from line units 1301 to 1405, which is consistent with negotiated firm pricing as well as third-party long-term market forecasts for the B787 aircraft. The contract block quantity change was made in accordance with applicable accounting guidance as well as the Company’s accounting policies and past practices.

Based on the MOU pricing update, contract block extension, and planning block addition, the Company updated its estimated contract costs and revenue for the B787 program. As a result, the Company recorded a second quarter 2017 reach-forward loss of $352.8 on its B787 program.  See Note 8, Advance Payments and Deferred Revenue/Credits, and Note 21, Boeing MOU, as well as Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further details regarding the MOU.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

4.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	June 29, 2017	December 31, 2016
Trade receivables	$813.1	$647.3
Other	12.0	18.4
Less: allowance for doubtful accounts	(0.8)	(5.2)
Accounts receivable, net	$824.3	$660.5

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

Inventories are summarized as follows:

	June 29, 2017	December 31, 2016
Raw materials	$293.9	$281.9
Work-in-process	767.6	790.7
Finished goods	28.0	30.9
Product inventory	1,089.5	1,103.5
Capitalized pre-production(1)	90.7	103.5
Deferred production(2)	656.1	717.4
Forward loss provision(3)	(510.6)	(409.1)
Total inventory, net	$1,325.7	$1,515.3

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

For contract blocks that have not closed, the following non-product inventory amounts were included in the inventory table above:

(1)
For the period ended June 29, 2017 $76.5 and $10.1 on the A350 XWB and Rolls-Royce BR725 programs, respectively. For the period ended December 31, 2016, includes $83.7 and $15.2 on the A350 XWB and Rolls-Royce BR725 programs, respectively.

(2)
For the period ended June 29, 2017, $646.2 and $122.3 on the A350 XWB and Rolls-Royce BR725 programs, respectively. For the period ended December 31, 2016, $657.2 and $114.6 on the A350 XWB and Rolls-Royce BR725 programs, respectively.

(3)
For the period ended June 29, 2017, ($261.9), ($141.2), and ($98.6) on the A350 XWB, Rolls-Royce BR725, and B787 programs, respectively. For the period ended December 31, 2016, ($255.8) and ($140.8) on the A350 XWB and Rolls-Royce BR725 programs, respectively. The forward loss charge recorded on the B787 program in the second quarter of 2017 exceeded the program's inventory balance. The excess of the charge over the program's inventory was classified as a contract liability and reported in other current liabilities on the balance sheet in the amount of $254.2 as of June 29, 2017. Includes a $2.1 reclassification between Work-in-process and Forward loss provision as of December 31, 2016.

Significant amortization of capitalized pre-production and deferred production inventory has occurred over the following contract block deliveries and will continue to occur over the following contract blocks:

Model	Current Block Deliveries	Contract Block Quantity
A350 XWB	180	800
Rolls-Royce BR725	289	350

6.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	June 29, 2017	December 31, 2016
Land	$15.5	$14.9
Buildings (including improvements)	663.2	642.5
Machinery and equipment (1)	1,409.1	1,373.9
Tooling	992.6	982.4
Capitalized software (1)	262.0	261.9
Construction-in-progress	236.4	193.7
Total	3,578.8	3,469.3
Less: accumulated depreciation	(1,587.4)	(1,477.7)
Property, plant and equipment, net	$1,991.4	$1,991.6

 (1) Includes a $6.9 reclassification between Machinery and equipment and Capitalized software for the period ended December 31, 2016.

Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $28.9 and $27.7 for the three months ended June 29, 2017 and June 30, 2016, respectively, and $51.3 and $54.3 for the six months ended June 29, 2017 and June 30, 2016, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $5.1 and $4.4 for the three months ended June 29, 2017 and June 30, 2016, respectively, and $10.3 and $8.9 for the six months ended June 29, 2017 and June 30, 2016, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluated its long-lived assets at its locations and determined an impairment of $6.7 related to abandoned construction-in-progress was necessary for the period ended June 29, 2017.

7.  Other Assets

Other assets are summarized as follows:

	June 29, 2017	December 31, 2016
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Total intangible assets	8.2	8.2
Less: Accumulated amortization - patents	(1.8)	(1.8)
Accumulated amortization - favorable leasehold interest	(4.4)	(4.2)
Intangible assets, net	2.0	2.2
Deferred financing
Deferred financing costs	39.5	38.5
Less: Accumulated amortization - deferred financing costs	(33.0)	(32.2)
Deferred financing costs, net	6.5	6.3
Other
Goodwill - Europe	2.4	2.3
Equity in net assets of affiliates	4.5	4.4
Supply agreements(1)	11.1	17.0
Restricted cash - collateral requirements	19.9	19.9
Deferred Tax Asset - non-current	126.6	128.8
Other	40.2	40.0
Total	$213.2	$220.9

(1)	Under two agreements, certain payments accounted for as consideration paid by the Company to a customer and a supplier are being amortized as reductions to net revenues.

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

In April 2014, the Company signed a memorandum of agreement with Boeing that suspended our obligation to repay advance payments to Boeing related to the B787 program for a period of twelve months beginning April 1, 2014. The Company recommenced our repayment on April 1, 2015 and any repayments which otherwise would have become due during the twelve-month period beginning April 1, 2014 will be offset against the purchase price for B787 shipsets 1001 through 1120.

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

In November 2014, Spirit and Boeing entered into a Memorandum of Agreement (“November 2014 MOA”). As part of the November 2014 MOA, Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices, and other issues across multiple programs during 2015. The parties did not reach an agreement on pricing until August 1, 2017, when Boeing and the Company executed the MOU. As described in Note 3, Changes in Estimates, and Note 21, Boeing MOU, as well as Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations, the MOU provides that, upon the execution of Definitive Documentation, the Company will repay to Boeing $235.0 less certain adjustments, as a retroactive adjustment for payments that were based on interim pricing. The Company's management believes that it is probable that the Definitive Documentation will be executed and, as a result, the $235.0 is now reflected in other current liabilities on its balance sheet.

Advance payments and deferred revenue/credits are summarized by program as follows:

	June 29, 2017	December 31, 2016
B787	$522.7	$834.8
Boeing - All other programs	8.9	18.6
A350 XWB	57.0	116.7
Airbus — All other programs	1.8	2.2
Other	30.6	27.9
Total advance payments and deferred revenue/credits	$621.0	$1,000.2

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

Deferred grant income liability, net consists of the following:

Balance, December 31, 2016	$77.8
Grant liability amortized	(8.8)
Exchange rate	1.1
Total deferred grant income liability, June 29, 2017	$70.1

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

 At June 29, 2017 and December 31, 2016, the Company did not hold any cash within money market funds.

The Company’s long-term debt includes a senior unsecured term loan and senior unsecured notes.  The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	June 29, 2017			December 31, 2016
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior unsecured term loan A (including current portion)	$479.2	$473.2	(2)	$485.2	$484.8	(2)
Senior unsecured notes due 2022	294.3	306.5	(1)	293.8	307.0	(1)
Senior unsecured notes due 2026	297.1	300.6	(1)	296.9	292.4	(1)
Malaysian loan	—	—	(2)	1.0	0.9	(2)
Total	$1,070.6	$1,080.3		$1,076.9	$1,085.1

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

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

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

of the interest rate swaps, using Level 2 inputs, was a liability of $1.5 as of June 29, 2017. For the three months ended June 29, 2017, the Company recorded a loss related to swap activity of $1.5.

12.  Debt

Total debt shown on the balance sheet is comprised of the following:

	June 29, 2017		December 31, 2016
	Current	Noncurrent	Current	Noncurrent
Senior unsecured term loan A	$24.9	$454.3	$24.9	$460.3
Senior notes due 2022	—	294.3	—	293.8
Senior notes due 2026	—	297.1	—	296.9
Malaysian term loan	—	—	1.0	—
Present value of capital lease obligations	1.7	14.9	0.8	9.0
Total	$26.6	$1,060.6	$26.7	$1,060.0

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

As of June 29, 2017, the outstanding balance of the Term Loan was $481.3 and the carrying value was $479.2.

 Senior Notes

2022 Notes. In March 2014, the Company issued $300.0 in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the “2022 Notes”) with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The carrying value of the 2022 Notes was $294.3 as of June 29, 2017.

2026 Notes. In June, 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. The carrying value of the 2026 Notes was $297.1 as of June 29, 2017.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

13. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Six Months Ended
Components of Net Periodic Pension Expense/(Income)	June 29, 2017	June 30, 2016	June 29, 2017	June 30, 2016
Service cost	$0.3	$0.3	$0.5	$0.6
Interest cost	9.3	11.4	18.9	23.1
Expected return on plan assets	(18.1)	(19.8)	(36.4)	(39.3)
Amortization of net loss	—	1.7	—	2.4
Special termination benefits(1)	—	—	—	10.9
Net periodic pension (income) expense	$(8.5)	$(6.4)	$(17.0)	$(2.3)

(1)	Special termination benefits related to early retirement incentives offered as part of a voluntary retirement plan in the first quarter of 2016.

	Other Benefits
	For the Three Months Ended		For the Six Months Ended
Components of Other Benefit Expense	June 29, 2017	June 30, 2016	June 29, 2017	June 30, 2016
Service cost	$0.3	$0.4	$0.6	$0.9
Interest cost	0.3	0.5	0.6	1.1
Amortization of prior service cost	(0.3)	(0.5)	(0.5)	(0.5)
Amortization of net gain	(0.5)	—	(1.1)	—
Special termination benefits(1)	—	—	—	3.1
Net periodic other benefit (income) expense	$(0.2)	$0.4	$(0.4)	$4.6

(1)	Special termination benefits related to early retirement incentives offered as part of a voluntary retirement plan in the first quarter of 2016.

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $8.6 for the Supplemental Executive Retirement Plan (“SERP”) and post-retirement medical plans in 2017.  The Company’s projected contributions to the U.K. pension plan for 2017 are zero. The entire amount contributed can vary based on exchange rate fluctuations.

14.  Stock Compensation

The Company recognized net stock compensation expense of $3.0 and $23.6 for the three months ended June 29, 2017 and June 30, 2016, respectively, and $11.0 and $28.9 for the six months ended June 29, 2017 and June 30, 2016, respectively. The additional stock compensation expense recognized during 2016 was related to executive retirements and severance recorded in the second quarter of 2016.

During the six months ended June 29, 2017, 644,509 shares of class A common stock were granted under the Company's stock compensation plan with aggregate grant date fair values of $34.9. Additionally, awards of 658,132 shares of class A common stock granted under the Company's stock compensation plans with an aggregate grant date fair value of $25.2 vested during the six months ended June 29, 2017.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

15. Income Taxes

The process for calculating the Company’s income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax asset at June 29, 2017 and December 31, 2016 was $126.5 and $128.7, respectively. The difference is primarily due to the utilization of deductible temporary differences within current year U.S. taxable income, offset by the generation of taxable temporary differences within current year foreign taxable income.

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

The 25.5% effective tax rate for the six months ended June 29, 2017 differs from the 29.6% effective tax rate for the same period of 2016 primarily due to lower pre-tax income in 2017 and the proportional tax rate effects of higher pre-tax income in jurisdictions with tax rates lower than the U.S. tax rate.

The Company will continue to participate in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program for its 2017 tax year. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  There are no open audits in the Company’s foreign jurisdictions. The Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months.

16.  Equity

Elimination of Class B Common Stock

In April 2017, the stockholders approved the proposed Third Amended and Restated Certificate of Incorporation of the Company (the “Certificate”) which eliminated all references to class B common stock, including but not limited to the provisions relating to the rights, preferences and limitations of class B common stock, and made related conforming changes.

As a result of the elimination of 150,000,000 previously authorized shares of class B common stock the Company's total number of shares of capital stock authorized to be issued was reduced from 360,000,000 to 210,000,000, comprised of 200,000,000 shares of class A common stock and 10,000,000 shares of preferred stock. The Certificate did not change any substantive terms of the Company's class A common stock or preferred stock or any powers or rights of their respective holders.

Earnings Per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of June 29, 2017, no treasury shares have been reissued or retired.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	June 29, 2017			June 30, 2016
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
(Loss) income available to common stockholders	$(56.8)	118.2	$(0.48)	$44.8	128.6	$0.35
Income allocated to participating securities	—	—		—	0.1
Net (loss) income	$(56.8)			$44.8

Diluted potential common shares		—			0.6
Diluted EPS
Net (loss) income	$(56.8)	118.2	$(0.48)	$44.8	129.3	$0.35

	For the Six Months Ended
	June 29, 2017			June 30, 2016
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$84.8	118.8	$0.71	$216.2	130.1	$1.66
Income allocated to participating securities	0.1	0.1		0.2	0.1
Net income	$84.9			$216.4

Diluted potential common shares		0.9			0.7
Diluted EPS
Net income	$84.9	119.8	$0.71	$216.4	130.9	$1.65

Included in the outstanding common shares were 1.5 million and 1.7 million of issued but unvested shares at June 29, 2017 and June 30, 2016, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	June 29, 2017	December 31, 2016
Pension	$(98.5)	$(98.5)
SERP/Retiree medical	19.6	20.5
Foreign currency impact on long term intercompany loan	(16.5)	(19.1)
Currency translation adjustment	(71.7)	(89.8)
Total accumulated other comprehensive loss	$(167.1)	$(186.9)

17.  Commitments, Contingencies and Guarantees

Litigation

From time to time the Company is subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. The Company had outstanding obligations with respect to litigation or other legal proceedings of zero and $25.0 as of June 29, 2017 and December 31, 2016, respectively.

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

On December 5, 2014, Boeing filed a complaint in Delaware Superior Court, Complex Commercial Litigation Division, entitled The Boeing Co. v. Spirit AeroSystems, Inc., No. N14C-12-055 (EMD) (the “Complaint”). Boeing seeks indemnification from Spirit for (a) damages assessed against Boeing in International Union, United Automobile, Aerospace and Agricultural Workers of America v. Boeing Co., AAA Case No. 54 300 00795 07 (“UAW Arbitration”), which was brought on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, and (b) claims that Boeing settled in Society of Professional Engineering Employees in Aerospace v. Boeing Co., Nos. 05-1251-MLB, 07-1043-MLB (D. Kan.) (“Harkness Class Action”). The Company, Spirit, and certain Spirit retirement plan entities were parties to the Harkness Class Action, but all claims against the Spirit entities were subsequently dismissed.

Boeing’s Complaint asserts that the damages assessed against Boeing in the UAW Arbitration and the claims settled by Boeing in the Harkness Class Action are liabilities that Spirit assumed under an Asset Purchase Agreement between Boeing and Spirit, dated February 22, 2005 (the “APA”). Boeing asserts claims for breach of contract and declaratory judgment regarding its indemnification rights under the APA. Boeing's Complaint alleged that the UAW Arbitration decision had a net present value of $39.0. In regard to the Harkness Class Action, the district court approved a settlement in an amount of $90.0. In addition to the amounts related to the UAW Arbitration and Harkness Class Action, Boeing seeks indemnification for more than $10.0 in attorneys’ fees it alleges it expended to defend the UAW Arbitration and Harkness Class Action, as well as for the reasonable fees, costs and expenses Boeing expends litigating the case against Spirit.

Following a motion to dismiss (which was denied by Court Order dated August 14, 2015), Spirit answered Boeing’s Complaint and asserted a Counterclaim against Boeing, on the ground that the liabilities at issue were Boeing’s responsibility under the APA. Spirit’s Counterclaim alleges breach of contract and seeks a declaratory judgment regarding Spirit’s right to indemnification from Boeing under the APA. Spirit’s Counterclaim seeks to recover the amounts that Spirit spent litigating the Harkness Class Action, responding to Boeing’s indemnification demands concerning the Harkness Class Action and UAW Arbitration, and also litigating the current lawsuit against Boeing. On December 20, 2016, Boeing and Spirit moved for summary judgment. Summary judgment briefing was completed on February 9, 2017 and oral argument was held on the parties’ motions for summary judgment on March 22, 2017.

On June 27, 2017, the Delaware Superior Court issued an order denying Boeing’s motion for summary judgment and granting Spirit’s motion for summary judgment, finding that the liabilities at issue were excluded liabilities under the APA and holding that Spirit is entitled to recover reasonable attorneys' fees, costs and other expenses from Boeing. On July 10, 2017, Boeing filed a motion for entry of judgment so that Boeing could pursue an appeal of the Court's June 27, 2017 Order prior to the determination of the amount of reasonable attorneys' fees, costs and other expenses to which Spirit is entitled. On July 17, 2017, Spirit filed its response opposing Boeing's motion for entry of judgment and oral argument occurred on July 24, 2017. On July 28, 2017, the court denied Boeing’s motion for entry of judgment, finding that there was just reason to delay an appeal to allow the court to rule on Spirit’s Motion for Attorneys’ Fees, Costs, Expenses, and Pre- and Post-Judgment Interest, which Spirit filed on July 12, 2017. Boeing’s response to Spirit’s motion is due on or before August 4, 2017. Spirit intends to pursue its claim for costs and to defend vigorously against any future appeals.

Guarantees

Outstanding guarantees were $20.9 and $20.7 at June 29, 2017 and December 31, 2016, respectively.

Restricted Cash - Collateral Requirements

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The Company was required to maintain $19.9 of restricted cash as of both June 29, 2017 and December 31, 2016 related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in “Other assets” in the Company’s condensed consolidated balance sheets.

Indemnification

The Company has entered into customary indemnification agreements with each of its nonemployee directors, and some of its executive employment agreements include indemnification provisions. Under those agreements, the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as the Company’s agent or the agent of any of its subsidiaries to the fullest extent legally permitted.

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

Service and Product Warranties and Extraordinary Rework

Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are evaluated on a quarterly basis. These costs are accrued and are recorded to unallocated cost of goods sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims, including the experience of industry peers. In the case of new development products or new customers, Spirit considers other factors including the experience of other entities in the same business and management judgment, among others. Service warranty and extraordinary work is reported in current liabilities and other liabilities in the condensed consolidated balance sheet.

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $100.0 and $99.0 as of June 29, 2017 and December 31, 2016, respectively. These specific provisions represent the Company’s best estimate of reasonably possible warranty costs. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur charges that exceed these recorded amounts. The Company utilized available information to make appropriate assessments, however the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to judgment. The amount of the disputed warranty claims in excess of the specific warranty provision was $209.0, as of both June 29, 2017 and December 31, 2016.

The following is a roll forward of the service warranty and extraordinary rework balance at June 29, 2017:

Balance, December 31, 2016	$163.7
Charges to costs and expenses	3.8
Payouts	(3.0)
Exchange rate	0.6
Balance, June 29, 2017	$165.1

18.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2017	June 30, 2016	June 29, 2017	June 30, 2016
Kansas Development Finance Authority bond	$0.7	$0.8	$1.7	$1.9
Rental and miscellaneous income	(1.5)	—	(1.4)	0.1
Interest income	1.5	0.9	2.5	1.7
Foreign currency losses	0.5	(7.9)	(0.1)	(12.1)
Total	$1.2	$(6.2)	$2.7	$(8.4)

Foreign currency losses are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables which are denominated in a currency other than the entity’s functional currency.

19.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems, and Wing Systems. All other Company activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through Kansas Industrial Energy Supply Company (“KIESC”), a tenancy-in-common with other companies that have operations in Wichita, Kansas.

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

The Company’s Propulsion Systems segment includes development, production, and marketing of struts/pylons, nacelles (including thrust reversers), and related engine structural components primarily to aircraft or engine OEMs, as well as related spares and MRO services.  The Propulsion Systems segment manufactures products at the Company’s facility in Wichita, Kansas.

The Company’s Wing Systems segment includes development, production, and marketing of wings and wing components (including flight control surfaces) as well as other miscellaneous structural parts primarily to aircraft OEMs, as well as related spares and MRO services. These activities take place at the Company’s facilities in Tulsa and McAlester, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; and Subang, Malaysia.

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

While some working capital accounts are maintained on a segment basis, much of the Company’s assets are not managed or maintained on a segment basis. Property, plant and equipment, including tooling, are used in the design and production of products for each of the segments and, therefore, are not allocated to any individual segment. In addition, cash, prepaid expenses, other assets, and deferred taxes are managed and maintained on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in the production of aerostructures across all segments. Work-in-process inventory is identifiable by segment, but is managed and evaluated at the program level. As there is no segmentation of

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

the Company’s productive assets, depreciation expense (included in fixed manufacturing costs and selling, general and administrative expenses) and capital expenditures, no allocation of these amounts has been made solely for purposes of segment disclosure requirements.

The following table shows segment revenues and operating income for the three months ended June 29, 2017 and June 30, 2016:

	Three Months Ended		Six Months Ended
	June 29, 2017	June 30, 2016	June 29, 2017	June 30, 2016
Segment Revenues
Fuselage Systems(1)	$938.2	$923.6	$1,855.1	$1,799.4
Propulsion Systems	436.5	481.7	842.8	920.3
Wing Systems	450.5	424.2	819.5	784.7
All Other (1)	0.9	0.4	2.8	7.1
	$1,826.1	$1,829.9	$3,520.2	$3,511.5
Segment Operating (Loss) Income
Fuselage Systems (1) (2)	$(80.2)	$21.0	$70.2	$198.7
Propulsion Systems (2)	41.0	74.3	114.7	173.4
Wing Systems (2)	30.8	64.8	89.3	123.6
All Other (1)	(0.6)	(0.4)	(0.7)	1.1
	(9.0)	159.7	273.5	496.8
Corporate SG&A	(46.1)	(70.2)	(98.0)	(120.2)
Impact of severe weather event	(9.1)	—	(19.9)	—
Research and development	(6.7)	(4.4)	(11.7)	(10.5)
Unallocated cost of sales (3)	(11.9)	(1.8)	(13.1)	(16.3)
Total Operating (Loss) Income	$(82.8)	$83.3	$130.8	$349.8

(1)
Includes a reclassification of $8.2 of revenues and $1.7 of operating income from the Other segment to the Fuselage Systems segment for the three months ended June 30, 2016 and $10.2 of revenues and $2.1 of operating income from the Other segment to the Fuselage Systems segment for the six months ended June 30, 2016.

(2)	Includes forward losses, changes in estimates on loss programs, and cumulative catch-up adjustments. These changes in estimates are further detailed in Note 3, Changes in Estimates.

(3)
Includes $0.5 and $2.0 of warranty expense for the three months ended June 29, 2017 and June 30, 2016, respectively and $1.7 and $4.3 for the six months ended June 29, 2017 and June 30, 2016, respectively. Also includes a charge for excess purchases and purchase commitments of $11.5 for the three and six months ended June 29, 2017 and $11.8 related to early retirement incentives for the six months ended June 30, 2016.

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

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent company and parent guarantor to the A&R Credit Agreement, as further detailed in Note 12, Debt;

(ii)	Spirit, as the subsidiary issuer of the 2022 Notes and the 2026 Notes;

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

(iii)	The Company’s subsidiaries (“Non-Guarantor Subsidiaries”) on a combined basis;

(iv)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Holdings and the Non-Guarantor Subsidiaries, (b) eliminate the investments in the Company’s subsidiaries, and (c) record consolidating entries; and

(v)	Holdings and its subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Operations
For the Three Months Ended June 29, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,608.0	$380.5	$(162.4)	$1,826.1
Operating costs and expenses
Cost of sales	—	1,678.9	330.5	(162.4)	1,847.0
Selling, general and administrative	3.3	39.2	3.6	—	46.1
Impact of severe weather event	—	9.1	—	—	9.1
Research and development	—	6.5	0.2	—	6.7
Total operating costs and expenses	3.3	1,733.7	334.3	(162.4)	1,908.9
Operating (loss) income	(3.3)	(125.7)	46.2	—	(82.8)
Interest expense and financing fee amortization	—	(10.1)	(1.6)	1.5	(10.2)
Other income (expense), net	—	2.2	0.5	(1.5)	1.2
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(3.3)	(133.6)	45.1	—	(91.8)
Income tax benefit (provision)	1.4	43.2	(9.6)	—	35.0
(Loss) income before equity in net income of affiliate and subsidiaries	(1.9)	(90.4)	35.5	—	(56.8)
Equity in net income of affiliate	—	—	—	—	—
Equity in net income of subsidiaries	(54.9)	35.5	—	19.4	—
Net income	(56.8)	(54.9)	35.5	19.4	(56.8)
Other comprehensive income (loss)	15.8	15.8	16.2	(32.0)	15.8
Comprehensive income (loss)	$(41.0)	$(39.1)	$51.7	$(12.6)	$(41.0)

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Six Months Ended June 29, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$3,128.1	$713.6	$(321.5)	$3,520.2
Operating costs and expenses
Cost of sales	—	2,951.8	629.5	(321.5)	3,259.8
Selling, general and administrative	4.9	86.0	7.1	—	98.0
Impact of severe weather event	—	19.9	—	—	19.9
Research and development	—	10.6	1.1	—	11.7
Total operating costs and expenses	4.9	3,068.3	637.7	(321.5)	3,389.4
Operating (loss) income	(4.9)	59.8	75.9	—	130.8
Interest expense and financing fee amortization	—	(19.6)	(3.2)	3.1	(19.7)
Other income (expense), net	—	5.8	—	(3.1)	2.7
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(4.9)	46.0	72.7	—	113.8
Income tax benefit (provision)	1.9	(17.2)	(13.7)	—	(29.0)
(Loss) income before equity in net income of affiliate and subsidiaries	(3.0)	28.8	59.0	—	84.8
Equity in net income of affiliate	0.1	—	0.1	(0.1)	0.1
Equity in net income of subsidiaries	87.8	59.0	—	(146.8)	—
Net income	84.9	87.8	59.1	(146.9)	84.9
Other comprehensive (loss) income	19.8	19.8	20.7	(40.5)	19.8
Comprehensive income (loss)	$104.7	$107.6	$79.8	$(187.4)	$104.7

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
June 29, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Current assets
Cash and cash equivalents	$—	$649.5	$47.4	$—	$696.9
Restricted cash	—	4.4	—	—	4.4
Accounts receivable, net	—	819.8	341.2	(336.7)	824.3
Inventory, net	—	903.0	422.7	—	1,325.7
Other current assets	—	99.9	6.6	—	106.5
Total current assets	—	2,476.6	817.9	(336.7)	2,957.8
Property, plant and equipment, net	—	1,468.7	522.7	—	1,991.4
Pension assets, net	—	285.2	14.9	—	300.1
Investment in subsidiary	1,811.8	644.6	—	(2,456.4)	—
Other assets	—	389.1	122.7	(298.6)	213.2
Total assets	$1,811.8	$5,264.2	$1,478.2	$(3,091.7)	$5,462.5
Current liabilities
Accounts payable	$—	$648.1	$414.6	$(336.7)	$726.0
Accrued expenses	—	211.3	35.2	—	246.5
Profit sharing	—	39.6	1.7	—	41.3
Current portion of long-term debt	—	25.8	0.8	—	26.6
Advance payments, short-term	—	153.9	—	—	153.9
Deferred revenue and other deferred credits, short-term	—	70.4	1.3	—	71.7
Deferred grant income liability - current	—	—	20.3	—	20.3
Other current liabilities	—	539.4	12.0	—	551.4
Total current liabilities	—	1,688.5	485.9	(336.7)	1,837.7
Long-term debt	—	1,051.5	207.1	(198.0)	1,060.6
Advance payments, long-term	—	280.8	—	—	280.8
Pension/OPEB obligation	—	41.6	—	—	41.6
Deferred grant income liability - non-current	—	—	49.8	—	49.8
Deferred revenue and other deferred credits	—	111.6	3.0	—	114.6
Other liabilities	—	358.5	7.7	(100.6)	265.6
Total equity	1,811.8	1,731.7	724.7	(2,456.4)	1,811.8
Total liabilities and stockholders’ equity	$1,811.8	$5,264.2	$1,478.2	$(3,091.7)	$5,462.5

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 29, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$255.7	$78.3	$—	$334.0
Investing activities
Purchase of property, plant and equipment	—	(76.2)	(11.9)	—	(88.1)
Proceeds from sale of assets	—	0.2	—	—	0.2
Net cash used in investing activities	—	(76.0)	(11.9)	—	(87.9)
Financing activities
Principal payments of debt	—	(0.6)	(1.2)	—	(1.8)
Payment on term loan	—	(6.3)		—	(6.3)
Proceeds (payments) from intercompany debt	—	39.0	(39.0)	—	—
Taxes paid related to net share settlement of awards	—	(13.1)	—	—	(13.1)
Debt issuance and financing costs	—	(0.9)	—	—	(0.9)
Proceeds from financing under the New Markets Tax Credit Program	—	7.6	—	—	7.6
Proceeds (payments) from subsidiary for purchase of treasury stock	207.6	(207.6)	—	—	—
Purchase of treasury stock	(207.6)	—	—	—	(207.6)
Change in restricted cash	—	(4.4)	—	—	(4.4)
Proceeds (payments) from subsidiary for dividends paid	24.0	(24.0)	—	—	—
Dividends Paid	(24.0)	—	—	—	(24.0)
Net cash used in financing activities	—	(210.3)	(40.2)	—	(250.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	3.6	—	3.6
Net (decrease) increase in cash and cash equivalents for the period	—	(30.6)	29.8	—	(0.8)
Cash and cash equivalents, beginning of period	—	680.1	17.6	—	697.7
Cash and cash equivalents, end of period	$—	$649.5	$47.4	$—	$696.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$246.3	$62.5	$—	$308.8
Investing activities
Purchase of property, plant and equipment	—	(79.2)	(25.5)	—	(104.7)
Net cash used in investing activities	—	(79.2)	(25.5)	—	(104.7)
Financing activities
Proceeds from issuance of bonds	—	299.8	—	—	299.8
Principal payments of debt	—	(8.3)	(1.5)	—	(9.8)
Payments on bonds	—	(213.6)	—	—	(213.6)
Excess tax benefits from share-based payment arrangements	—	—	—	—	—
Proceeds (payments) from intercompany debt	—	50.5	(50.5)	—	—
Debt issuance and financing costs	—	(13.7)	—	—	(13.7)
Taxes paid related to net share settlement of awards	—	(14.3)	—	—	(14.3)
Proceeds (payments) from subsidiary for purchase of treasury stock	317.6	(317.6)	—	—	—
Purchase of treasury stock	(317.6)	—	—	—	(317.6)
Change in restricted cash	—	(86.4)	—	—	(86.4)
Net cash used in financing activities	—	(303.6)	(52.0)	—	(355.6)
Effect of exchange rate changes on cash and cash equivalents	—	—	(5.3)	—	(5.3)
Net decrease in cash and cash equivalents for the period	—	(136.5)	(20.3)	—	(156.8)
Cash and cash equivalents, beginning of period	—	894.2	63.1	—	957.3
Cash and cash equivalents, end of period	$—	$757.7	$42.8	$—	$800.5

21.  Boeing MOU

On August 1, 2017, Boeing and the Company, through its wholly owned subsidiary, Spirit, executed the MOU, which requires the parties to negotiate and execute Definitive Documentation by the Term Date to implement the terms and conditions set forth in the MOU. The MOU establishes pricing terms for the (i) B787 -8, -9, and -10 derivative models between line unit 501 and line unit 1405, (ii) B737NG, and B737 MAX -7, -8, and -9 derivative models (excluding the P-8) through 2022, and (iii) B747, B767, and B777 models (excluding the B777x) through 2022. The MOU provides that the parties will negotiate pricing for B787 line units 1406 and beyond beginning 24 months prior to the scheduled delivery date for line unit 1405. Further, with respect to the B737NG and B737 MAX -7, -8, and -9 derivative models, the MOU provides that the parties will negotiate pricing beyond January 1, 2023 beginning 24 months prior to January 1, 2023. If the parties are unable to reach an agreement on future pricing for the B737NG and B737 MAX -8, -9, and -10 models prior to January 1, 2023, the MOU provides for certain interim pricing.

In addition, the MOU provides that the Company will repay to Boeing $235.0 less certain adjustments as a retroactive adjustment for payments that were based on interim pricing, that Boeing and the Company will make certain investments for rate increases on the B737 program, and that Boeing will assist the Company regarding supply chain cost reduction opportunities on the B787 program.

As mentioned above, a component of the MOU is the establishment of pricing for B787 shipsets beyond the current contract block, which ends at shipset 1003. The B787 contract is a life of program requirements contract. Accordingly, the Company is

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

formally extending its B787 contract block to line unit 1300, which is consistent with program accounting quantities established by Boeing. In addition, the Company has established a planning block from line units 1301 to 1405, which is consistent with negotiated firm pricing as well as third-party long-term market forecasts for the 787 aircraft. The contract block quantity change was made in accordance with applicable accounting guidance as well as the Company's accounting policies and past practices.

The parties’ agreement in the MOU is dependent upon the parties negotiating and executing Definitive Documentation by the Term Date. The Company’s management believes that it is probable that the Definitive Documentation will be completed and executed on or before the Term Date. If the parties do not agree to Definitive Documentation by the Term Date, the MOU will expire on the Term Date, unless extended by the parties. Upon expiration, the MOU becomes null and void from its inception. Both parties face the possibility that no final agreement will be reached by the Term Date or thereafter, which could result in adjustments to the estimated margins we expect to achieve in performance of the B787 and legacy program contracts. If Definitive Documentation is not executed, the Company will evaluate its remedies under our existing contractual arrangements with Boeing and determine how best to proceed.

Additionally, the amount of the reach-forward loss the Company has recorded in the second quarter of 2017 for the B787 program is dependent upon its ability to achieve certain cost reductions. While the Company believes it will achieve these cost reductions, the Company cannot guarantee they will be achieved. If they are not achieved, the Company may need to record an additional forward loss.

The foregoing description of the MOU does not purport to be complete and is qualified in its entirety by reference to the full text of the MOU, which is filed as an exhibit hereto. See Note 3, Changes in Estimates and Note 8, Advance Payments and Deferred Revenue/Credits, as well as Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional details regarding the MOU.

22. New Markets Tax Credit

During the first quarter of 2017, the Company entered into a financing transaction with Chase Community Equity, LLC (“Chase”) related to the purchase and installation of certain equipment at the Company’s facility in Wichita, Kansas.  Chase  made a capital contribution and the Company made a loan to Chase NMTC Spirit Investment Fund, LLC (“Investment Fund”) under a qualified New Markets Tax Credit (“NMTC”) program.  The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (“Act”) and is intended to induce capital investment in qualified lower income communities.  The Act permits taxpayers to claim credits against their Federal income taxes for up to 39% of qualified investments in the equity of community development entities (“CDE”).  CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

In connection with the financing, the Company loaned $20.6 aggregate principal amount of a 1.0% loan (“Leverage Loan”) due December 2050, to the Investment Fund.  Additionally, Chase contributed $9.7 to the Investment Fund, and as such, Chase is entitled to substantially all of the benefits derived from the NMTCs.  The Investment Fund then contributed the proceeds to certain CDEs, which, in turn, loaned the funds on similar terms as the Leverage Loan to Spirit AeroSystems, Inc. a wholly-owned subsidiary of the Company.  The proceeds of the loans from the CDEs, including loans representing the capital contribution made by Chase, net of syndication fees, are restricted for use on the purchase and installation of equipment outlined within the NMTC agreement.  As of June 29, 2017, after qualifying capital expenditures, the Company held restricted cash of $4.4, which is included in other current assets in the accompanying Company's condensed consolidated balance sheets.

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

•	Contractual arrangements obligate the Company to comply with NMTC rules and regulations and provide various other guarantees to the Investment Fund and CDEs;

•	Chase lacks a material interest in the underlying economics of the project; and

•	The Company is obligated to absorb losses of the VIE.

Because the Company is the primary beneficiary of the VIE, it has been included in the Company’s condensed consolidated financial statements. Chase’s contribution of $9.7 was initially recorded as restricted cash and its interest in the Investment Fund is included in other liabilities.

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

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

•	our ability to continue to grow our business and execute our growth strategy, including the timing, execution, and profitability of new and maturing programs;

•	our ability to perform our obligations under our new and maturing commercial, business aircraft and military development programs, and the related recurring production;

•	our ability to accurately estimate and manage performance, costs and revenue under our contracts, including our ability to achieve certain cost reductions with respect to the B787 program;

•	margin pressures and the potential for additional forward losses on new and maturing programs;

•	our ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft;

•
the effect on aircraft demand and build rates of changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market and expanding conflicts or political unrest in the Middle East or Asia;

•	customer cancellations or deferrals as a result of global economic uncertainty or otherwise;

•	the effect of economic conditions in the industries and markets in which we operate in the U.S. and globally and any changes therein, including fluctuations in foreign currency exchange rates;

•	the success and timely execution of key milestones such as the receipt of necessary regulatory approvals and customer adherence to their announced schedules;

•	our ability to successfully negotiate, or re-negotiate, future pricing under our supply agreements with Boeing and our other customers;

•	our ability to enter into profitable supply arrangements with additional customers;

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

•	the effect of potential changes in tax law, such as those outlined in recent proposals on U.S. Tax Reform;

•	any reduction in our credit ratings;

•	our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components;

•	our ability to recruit and retain highly-skilled employees and our relationships with the unions representing many of our employees;

•	spending by the U.S. and other governments on defense;

•	the possibility that our cash flows and the A&R Credit Agreement may not be adequate for our additional capital needs or for payment of interest on and principal of our indebtedness;

•	our exposure under our Revolver to higher interest payments should interest rates increase substantially;

•	the effectiveness of any interest rate hedging programs;

•	the effectiveness of our internal control over financial reporting;

•	the outcome or impact of ongoing or future litigation, claims and regulatory actions;

•	our exposure to potential product liability and warranty claims; and

•	our ability to successfully negotiate and execute with Boeing Definitive Documentation, as defined in the MOU to implement the MOU on or before the Term Date.

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the section captioned “Risk Factors” in the Company’s 2016 Form 10-K, our Form 10-Q for the quarter ended March 30, 2017, and herein, for a more complete discussion of these and other factors that may affect our business.

Management’s Focus

The Company’s focus is on ensuring that our quality and operational and cost performance are world class. As we continue to position the Company for future success, our focus in 2017 remains executing our supply chain strategy, improving our productivity, and meeting our customers’ requirements for production rate changes. Additionally, we will strive to become more innovative by investing in technology and automation. These investments will be aimed at reducing costs and allowing us to meet increasing production rates on many of our programs as well as ensuring we are remaining competitive for the next generation of aircraft. Additionally, we will focus on positioning ourselves for growth within both the commercial and defense markets. Considering the strong demand for commercial aircraft and the expected continued need for defense aircraft for the foreseeable future, both markets offer possibilities for growth.

Recent Events

On July 25, 2017, the Company increased the existing share repurchase program by up to an additional $400.0 million of the Company's class A common stock, resulting in a total program authorization of $1.0 billion. We have repurchased approximately $208.0 million shares out of this authorization and, accordingly, have $792.0 million remaining in the authorization.

Programs

Boeing 787 and Legacy Programs

On August 1, 2017, Boeing and the Company, through its wholly owned subsidiary, Spirit, executed the MOU, which requires the parties to negotiate and execute Definitive Documentation by the Term Date to implement the terms and conditions set forth in the MOU. The MOU establishes pricing terms for the (i) B787-8, -9, and -10 derivative models between line unit 501 and line unit 1405, (ii) B737NG and B737 MAX-7, -8, and -9 derivative models (excluding the P-8) through 2022, and (iii) B747, B767, and B777 models (excluding the B777x) through 2022. The MOU provides that the parties will negotiate pricing for B787 line units 1406 and beyond beginning 24 months prior to the scheduled delivery date for line unit 1405. Further, with respect to the B737NG and B737 MAX-7, -8, and -9 derivative models, the MOU provides that the parties will negotiate pricing beyond January 1, 2023 beginning 24 months prior to January 1, 2023. If the parties are unable to reach an agreement on future pricing for the B737NG and B737 MAX-7, -8, and -9 prior to January 1, 2023, the MOU provides for certain interim pricing.

In addition, the MOU provides that the Company will repay to Boeing $235.0 million, less certain adjustments as a retroactive adjustment for payments that were based on interim pricing, that Boeing and the Company will make certain investments for rate increases on the B737 program, and that Boeing will assist the Company regarding supply chain cost reduction opportunities on the B787 program.

As mentioned above, a component of the MOU is the establishment of pricing for B787 shipsets beyond the current contract block, which ends at shipset 1003. The B787 contract is a life of program requirements contract. Accordingly, we are formally extending its B787 contract block to line unit 1300, which is consistent with program accounting quantities established by Boeing. In addition, the Company has established a planning block from line units 1301 to 1405, which is consistent with negotiated firm pricing as well as third-party long-term market forecasts for the B787 aircraft. The contract block quantity change was made in accordance with applicable accounting guidance as well as the Company's accounting policies and past practices.

Based on the MOU pricing update, contract block extension and addition of a planning block, the Company updated its estimated contract costs and revenue. As a result, the Company recorded a second quarter 2017 reach-forward loss of $352.8 million on the B787 program. The Company has executed the MOU in anticipation of the MOU delivering the following outcomes (not an exhaustive list):

•	Reducing uncertainty on future pricing for aircraft under the B787 and legacy program contracts;

•	Strengthening our relationship with Boeing and further aligning the parties for mutual success;

•	Enabling us to spend additional time focusing on operations, growth, and achieving cost reductions without the overhang of the parties' pricing disagreements;

•	Providing for investments on production rate increases for the B737 program; and

•	Preserving our ability to meet our long-term cash flow goals.

The parties’ agreement in the MOU is dependent upon the parties negotiating and executing Definitive Documentation by the Term Date. Management believes that it is probable that the Definitive Documentation will be completed and executed on or before the Term Date. If the parties do not agree to Definitive Documentation by the Term Date, the MOU will expire on the Term Date, unless extended by the parties. Upon expiration, the MOU becomes null and void from its inception. Both parties face the possibility that no final agreement will be reached by the Term Date or thereafter, which could result in adjustments to the estimated margins we expect to achieve in performance of the B787 and legacy program contracts. If Definitive Documentation is not executed, the Company will evaluate its remedies under our existing contractual arrangements with Boeing and determine how best to proceed.

Additionally, the amount of the reach-forward loss we have recorded in the second quarter of 2017 for the B787 program is dependent upon our ability to achieve certain cost reductions. While we believe we will achieve these cost reductions, we cannot guarantee they will be achieved. If they are not achieved, we may need to record an additional forward loss.

The foregoing description of the MOU does not purport to be complete and is qualified in its entirety by reference to the full text of the MOU, which is filed as an exhibit hereto. See Note 3, Changes in Estimates, Note 8, Advance Payments and Deferred Revenue/Credits, and Note 21, Boeing MOU, to our condensed consolidated financial statements for additional discussion of the MOU.

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

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended		Six Months Ended
	June 29, 2017	June 30, 2016	June 29, 2017	June 30, 2016
	($ in millions)		($ in millions)
Net revenues	$1,826.1	$1,829.9	$3,520.2	$3,511.5
Cost of sales	1,847.0	1,672.0	3,259.8	3,031.0
Gross profit	(20.9)	157.9	260.4	480.5
Selling, general and administrative	46.1	70.2	98.0	120.2
Impact of severe weather event	9.1	—	19.9	—
Research and development	6.7	4.4	11.7	10.5
Operating (loss) income	(82.8)	83.3	130.8	349.8
Interest expense and financing fee amortization	(10.2)	(23.9)	(19.7)	(35.3)
Other income (expense), net	1.2	(6.2)	2.7	(8.4)
(Loss) income before income taxes and equity in net income of affiliate	(91.8)	53.2	113.8	306.1
Income tax provision	35.0	(8.6)	(29.0)	(90.5)
(Loss) income before equity in net income of affiliate	(56.8)	44.6	84.8	215.6
Equity in net income of affiliate	—	0.2	0.1	0.8
Net (loss) income	$(56.8)	$44.8	$84.9	$216.4

Comparative shipset deliveries by model are as follows:

	Three Months Ended		Six Months Ended
Model	June 29, 2017	June 30, 2016	June 29, 2017	June 30, 2016
B737	136	128	262	258
B747	2	2	3	5
B767	7	7	13	13
B777	19	25	40	51
B787	36	36	68	69
Total Boeing	200	198	386	396
A320 Family	152	145	306	292
A330/340	19	17	39	33
A350 XWB	23	20	47	34
A380	4	6	8	13
Total Airbus	198	188	400	372
Business/Regional Jets	26	22	48	37
Total	424	408	834	805

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

Net revenues by prime customer are as follows:

	Three Months Ended		Six Months Ended
Prime Customer	June 29, 2017	June 30, 2016	June 29, 2017	June 30, 2016
	($ in millions)		($ in millions)
Boeing	$1,409.2	$1,459.7	$2,756.3	$2,847.0
Airbus	316.9	272.7	596.4	503.8
Other	102.4	97.5	169.9	160.7
Total net revenues	$1,828.5	$1,829.9	$3,522.6	$3,511.5

Changes in Estimates

The Company’s long-term contract estimates are based on estimated contract revenues and costs over the Company’s current contract blocks. Estimated contract revenues are generally not subject to significant revisions as most of the Company's contracts are fixed price and known at the inception of the contract. However, the estimated contract costs change frequently as the programs mature and, accordingly, costs have historically been the primary driver of the changes in our estimates. Contract costs are estimated based on actual costs incurred to date and an estimate of remaining costs over the current contract block, which can extend for multiple years. During the early phases of our development contracts, the future cost estimates are subject to significant variability and are based on numerous assumptions and judgments and require management to use its historical experience on similar programs.

When adjustments in estimated total contract block revenue or estimated total costs are required, any changes from prior estimates for delivered units are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by several factors, including improved production efficiencies, assumed rate of production, the rate of overheard absorption, changes to scope of work, and contract modifications. When the total cost estimate exceeds the total revenue estimate on a contract block, a provision for the entire loss on the contract block is recorded in the period in which the loss is determined.

During the second quarter of 2017, we recognized total changes in estimates of $(329.2) million, which included net forward loss charges of $353.5 million, and favorable cumulative catch-up adjustments related to periods prior to the second quarter of 2017 of $24.3 million. During the same period in the prior year, we recognized a total charge for changes in estimates of $134.7 million, which included net forward loss charges of $135.7 million, slightly offset by favorable cumulative catch-up adjustments related to periods prior to the second quarter of 2016 of $1.0 million.

Three Months Ended June 29, 2017 as Compared to Three Months Ended June 30, 2016

Net Revenues.  Net revenues for the three months ended June 29, 2017 were $1,826.1 million, a slight decrease of $3.8 million, or less than one percent, compared to net revenues of $1,829.9 million for the same period in the prior year. Higher revenues were recorded for the Fuselage and Wing Systems segments and lower revenues were recorded for the Propulsion Systems segment during the second quarter of 2017 compared to the same period in the prior year. The decrease in net revenues was primarily due to lower production deliveries on the B777, decreased Global Customer Support and Services (“GCS&S”) activity, lower net revenues recognized on the B787 program, and the absence of a one-time customer claim settlement recorded in the second quarter of 2016, partially offset by higher production deliveries on the B737, A350 XWB, and A320, and increased defense related activities. Approximately 94% of Spirit’s net revenues for the second quarter of 2017 came from our two largest customers, Boeing and Airbus.

Total production deliveries to Boeing increased to 200 shipsets during the second quarter of 2017, compared to 198 shipsets delivered in the same period of the prior year, primarily driven by increased production on the B737 program, partially offset by decreased production on the B777 program. Total production deliveries to Airbus increased to 198 shipsets during the second quarter of 2017, compared to 188 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 and A350 XWB programs, partially offset by lower A380 deliveries. Total production deliveries of business/regional jet wing and wing components increased to 26 shipsets during the second quarter of 2017, compared to 22 shipsets delivered in the same period of the prior year, driven by higher production on the CSeries program. In total, production deliveries increased to 424 shipsets during the second quarter of 2017, compared to 408 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $(20.9) million for the three months ended June 29, 2017, as compared to $157.9 million for the same period in the prior year.  The decrease in gross profit was primarily driven by the recognition of $352.8 million reach-forward loss charges on the B787 program as a result of the MOU signed with Boeing in the second quarter of 2017 and decreased deliveries on the B777 program, partially offset by increased deliveries on higher profit programs, the reversal of a customer litigation reserve, and the absence of $135.7 million of forward loss charges on the A350 XWB fuselage program recognized during the second quarter of 2016.

SG&A and Research and Development.  SG&A expense was $24.1 million lower for the three months ended June 29, 2017, compared to the same period in the prior year, primarily due to the recognition of expenses related to executive retirements and severance, including stock compensation, in the second quarter of 2016. Research and development expense was $2.3 million higher for the three months ended June 29, 2017, compared to the same period in the prior year, primarily due to more internal projects underway.

Impact of Severe Weather Event.  During the second quarter of 2017, the Company recorded a $9.1 million charge against operating income related to the aftermath of Hurricane Matthew, which caused the Company’s Kinston, North Carolina site operations to temporarily shut down in the fourth quarter of 2016.

Operating Income.  Operating income for the three months ended June 29, 2017 was $(82.8) million, a decrease of $166.1 million, or (199)% compared to operating income of $83.3 million for the same period in the prior year. The decrease in operating income was primarily driven by the recognition of higher net forward loss charges recorded in the second quarter of 2017 than in the same period in the prior year, decreased deliveries on the B777 program, the recording of a charge for excess purchases and purchase commitments, and expenses related to the impact of the severe weather event, partially offset by increased deliveries on higher profit programs, the reversal of a customer litigation reserve, and the absence of executive retirement and severance expenses recognized in the second quarter of 2016.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended June 29, 2017 includes $9.3 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs and original issue discount, compared to $10.3 million of interest and fees paid or accrued in connection with long-term debt and $13.6 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. During the second quarter of 2016, we entered into the senior unsecured A&R Credit Agreement and acquired $213.6 million of our then-outstanding senior unsecured notes due 2020 (“2020 Notes”) through a tender offer using proceeds from the issuance of $300.0 million of 3.85% senior notes due in 2026 along with cash on hand. As a result, we recognized $12.9 million in interest expense from the write-down of deferred financing costs, original issue discount and third party fees. The refinancing activity also resulted in lower interest expense recognized during the second quarter of 2017 due to lower interest rates on our bonds compared to the same period in the prior year. This decrease was partially offset by increasing LIBOR rates and interest rate swaps.

Other (Expense) Income, net. Other income, net for the three months ended June 29, 2017 was $1.2 million, compared to Other expense, net of $6.2 million for the same period in the prior year. Other expense, net during the second quarter of 2016 was primarily driven by foreign exchange rate losses as the British Pound value weakened against the U.S. Dollar.

Provision for Income Taxes. Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that could give rise to discrete recognition could include excess tax benefits with respect to share-based compensation, finalizing audit examinations for open tax years, statute of limitations expiration, or a change in tax law.

The income tax provision for the three months ended June 29, 2017 includes $(41.8) million for federal taxes, $(1.6) million for state taxes, and $8.4 million for foreign taxes. The income tax provision for the three months ended June 30, 2016 includes $8.5 million for federal taxes, ($2.2) million for state taxes, and $2.3 million for foreign taxes. The effective tax rate for the three months ended June 29, 2017 was 38.1% as compared to 16.2% for the same period in 2016. The difference in the effective tax rate recorded for 2017 as compared to 2016 was primarily related to lower pre-tax book income in 2017 and the effects of share-based compensation excess tax benefits and foreign tax rates lower than the U.S rate. The increase from the U.S. statutory tax rate was primarily attributable to a pre-tax book loss and the proportional tax rate effects of share-based compensation excess tax benefits and foreign tax rates lower than the U.S. rate, offset by the U.S. qualified domestic production activities deduction and the generation of state income tax and federal research tax credits.

Segments.  The following table shows segment revenues and operating income for the three months ended June 29, 2017 and June 30, 2016:

	Three Months Ended
	June 29, 2017	June 30, 2016
	($ in millions)
Segment Revenues
Fuselage Systems(1)	$938.2	$923.6
Propulsion Systems	436.5	481.7
Wing Systems	450.5	424.2
All Other(1)	0.9	0.4
	$1,826.1	$1,829.9
Segment Operating (Loss) Income
Fuselage Systems(1)	$(80.2)	$21.0
Propulsion Systems	41.0	74.3
Wing Systems	30.8	64.8
All Other(1)	(0.6)	(0.4)
	(9.0)	159.7
Corporate SG&A	(46.1)	(70.2)
Impact of severe weather event	(9.1)	—
Research and development	(6.7)	(4.4)
Unallocated cost of sales(2)	(11.9)	(1.8)
Total operating (loss) income	$(82.8)	$83.3

(1)	Includes a reclassification of $8.2 million of revenues and $1.7 million of operating income from the All Other segment to the Fuselage Systems segment for the three months ended June 30, 2016.

(2)
Includes $0.5 million and $2.0 million of warranty expense for the three months ended June 29, 2017 and June 30, 2016, respectively. Also includes a charge for excess purchases and purchase commitments of $11.5 million for the three months ended June 29, 2017.

Fuselage Systems, Propulsion Systems, Wing Systems, and All Other represented approximately 51%, 24%, 25%, and less than 1%, respectively, of our net revenues for the three months ended June 29, 2017.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended June 29, 2017 were $938.2 million, an increase of $14.9 million, or 2%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the B737 and A350 XWB and increased defense-related activity, partially offset by lower production deliveries on the B777, decreased GCS&S activity, and lower net revenues recognized on the B787 program. Fuselage Systems segment operating margins were (8)% for the three month period ended June 29, 2017, compared to 2% for the same period in the prior year, driven by a $230.5 million reach-forward loss charge recognized on the B787 fuselage program in the second quarter of 2017, partially offset by the absence of $135.7 million net forward loss charges recorded on the A350 XWB program during the second quarter of 2016. In the second quarter of 2017, the segment recorded unfavorable cumulative catch-up adjustments of $0.7 million and net forward loss charges of $231.7 million. In comparison, during the second quarter of 2016, the segment recorded net forward loss charges of $134.5 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended June 29, 2017 were $436.5 million, a decrease of $45.1 million, or 9%, compared to the same period in the prior year. The decrease was primarily due to lower production deliveries on the B777 and B747, decreased GCS&S activity, and lower revenues recognized on the B787 program, partially offset by higher deliveries on the B737 program. Propulsion Systems segment operating margins were 9% for the three months ended June 29, 2017, compared to 15% for the same period in the prior year. This decrease was primarily driven by a $48.3 million reach-forward loss charge recognized on the B787 program in the second quarter of 2017. The segment recorded favorable cumulative catch-up adjustments of $6.1 million and net forward loss charges of $47.9 million for the three months ended June 29, 2017. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $8.8 million as well as net forward loss charges of $2.4 million.

Wing Systems.  Wing Systems segment net revenues for the three months ended June 29, 2017 were $450.5 million, an increase of $27.1 million, or 6%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the A350 XWB and A320 programs and higher revenues recognized on the B787 program. These increases were partially offset by lower production deliveries on the B777 and A380, the absence of a one-time customer claim settlement recorded in the second quarter of 2016, and the impact from foreign currency fluctuations on the A320 program. Wing Systems segment operating margins were 7% for the three months ended June 29, 2017, compared to 15% for the same period in the prior year. This decrease was primarily driven by a $74.0 million reach-forward loss charge recognized on the B787 program in the second quarter of 2017. In the second quarter of 2017, the segment recorded net forward loss charges of $73.8 million as well as favorable cumulative catch-up adjustments of $17.5 million. In comparison, during the second quarter of 2016, the segment recorded $1.2 million of favorable changes in estimates on loss programs as well as favorable cumulative catch-up adjustments of $9.8 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the three months ended June 29, 2017, All Other segment net revenues were $0.9 million, an increase of $0.5 million compared to the same period in the prior year primarily due to higher revenue from tooling contracts and higher sundry sales.

Six Months Ended June 29, 2017 as Compared to Six Months Ended June 30, 2016

Net Revenues.  Net revenues for the six months ended June 29, 2017 were $3,521.3 million, an increase of $9.8 million, or less than one percent, compared to net revenues of $3,511.5 million for the same period in the prior year. Higher revenues were recorded for the Fuselage and Wing Systems segments and lower revenues were recorded for the Propulsion Systems segment during the first half of 2017 as compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries of the A350 XWB and A320, increased defense related activities, and higher revenues recognized on nonrecurring Boeing programs, partially offset by lower production deliveries of the B777 and B747, lower B787 revenue recognized, decreased GCS&S work, and the absence of a one-time customer claim settlement recorded in the first half of 2016. Approximately 95% of Spirit’s net revenues for the first half of 2017 came from our two largest customers, Boeing and Airbus.

Production deliveries to Boeing decreased to 386 shipsets during the first half of 2017, compared to 396 shipsets delivered in the same period of the prior year, primarily driven by decreased production of the B777 program. Production deliveries to Airbus increased to 400 shipsets during the first half of 2017, compared to 372 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 and A350 XWB programs, partially offset by lower A380 deliveries. Production deliveries of business/regional jet wing and wing components increased to 48 shipsets during the first half of 2017, compared to 37 shipsets delivered in the same period of the prior year. In total, production deliveries increased by 4% to 834 shipsets during the first half of 2017, compared to 805 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $274.6 million, or 8%, for the six months ended June 29, 2017, as compared to $480.5 million, or 14%, for the same period in the prior year. The decrease in gross profit was primarily driven by the recognition of the $352.8 million reach-forward loss on the B787 program in the second quarter of 2017, partially offset by the absence of a $135.7 million forward loss charge on the A350 XWB fuselage program recognized during the second quarter of 2016.

SG&A and Research and Development.  SG&A expense was $22.3 million lower for the six months ended June 29, 2017, compared to the same period in the prior year primarily due to expenses recognized in 2016 related to executive retirements and severance including stock compensation. Research and development expense was $1.2 million higher for the six months ended June 29, 2017, compared to the same period in the prior year primarily due to internal projects underway.

Impact of Severe Weather Event.  For the six months ended June 29, 2017, the Company recorded a $19.9 million charge against operating income related to the aftermath of Hurricane Matthew, which caused the Company's Kinston, North Carolina site operations to temporarily shut down in the fourth quarter of 2016.

Operating Income.  Operating income for the six months ended June 29, 2017 was $131.9 million, a decrease of $218.0 million, or 62%, compared to operating income of $349.9 million for the same period in the prior year. The decrease in operating income was primarily the result of higher net forward loss charges recorded in the second quarter of 2017 than in 2016, decreased sales on the B777 and B747 programs, decreased GCS&S activity in 2017, the recording of a charge for excess purchases and purchase commitments, and expenses related to the impact of the severe weather event. These decreases were partially offset by the reversal of a customer litigation reserve, and the absence of executive retirement and severance expenses recognized in the second quarter of 2016.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the six months ended June 29, 2017 includes $18.0 million of interest and fees paid or accrued in connection with long-term debt and $1.7 million in amortization of deferred financing costs and original issue discount, compared to $20.6 million of interest and fees paid or accrued in connection with long-term debt and $14.7 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. During the second quarter of 2016, we entered into the senior unsecured A&R Credit Agreement and acquired $213.6 million of our 2020 Notes through a tender offer using proceeds from the issuance of $300.0 million of 3.85% senior notes due in 2026 along with cash on hand. As a result, we recognized $12.9 million in interest expense from the write-down of deferred financing costs, original issue discount and third party fees. The refinancing activity also resulted in lower interest expense recognized during 2017 due to lower interest rates on our bonds compared to 2016. This decrease was partially offset by increasing LIBOR rates and interest rate swaps.

Other (Expense) Income, net. Other income for the six months ended June 29, 2017 was $2.7 million, compared to Other expense of $8.4 million for the same period in the prior year. Other expense during 2016 was primarily driven by foreign exchange rate losses as the British Pound value weakened against the U.S. Dollar.

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

The income tax provision for the six months ended June 29, 2017 includes $17.0 million for federal taxes, $0.5 million for state taxes, and $11.5 million for foreign taxes. The income tax provision for the six months ended June 30, 2016 includes $82.8 million for federal taxes, $2.4 million for state taxes and $5.3 million for foreign taxes. The effective tax rate for the six months ended June 29, 2017 was 25.5% as compared to 29.6% in 2016. The difference in the effective tax rate recorded for 2017 as compared to 2016 was primarily related to lower pre-tax book income in 2017 and the proportional tax rate effects of higher pre-tax income in jurisdictions with tax rates lower than the U.S. tax rate. The decrease from the U.S. statutory tax rate was primarily attributable to the inclusion of the tax effects of the U.S. qualified domestic production activities deduction, foreign tax rates lower than the U.S. rate, share-based compensation excess tax benefit, and the generation of state income tax and federal research tax credits.

Segments.  The following table shows segment revenues and operating income for the six months ended June 29, 2017 and June 30, 2016:

	Six Months Ended
	June 29, 2017	June 30, 2016
	($ in millions)
Segment Revenues
Fuselage Systems(1)	$1,855.1	$1,799.4
Propulsion Systems	842.8	920.3
Wing Systems	819.5	784.7
All Other(1)	2.8	7.1
	$3,520.2	$3,511.5
Segment Operating Income
Fuselage Systems(1)	$70.2	$198.7
Propulsion Systems	114.7	173.4
Wing Systems	89.3	123.6
All Other(1)	(0.7)	1.1
	273.5	496.8
Corporate SG&A	(98.0)	(120.2)
Research and development	(11.7)	(10.5)
Unallocated cost of sales(2)	(13.1)	(16.3)
Total operating income	$130.8	$349.8

(1)	Includes a reclassification of $10.2 million of revenues and $2.1 million of operating income from the All Other segment to the Fuselage Systems segment for the six months ended June 29, 2017.

(2)
Includes $1.7 million and $4.3 million of warranty expense for the six months ended June 29, 2017 and June 30, 2016, respectively. Also includes a charge for excess purchases and purchase commitments of $11.5 million for the six months ended June 29, 2017 and $11.8 million related to early retirement incentives for the six months ended June 30, 2016.

Fuselage Systems.  Fuselage Systems segment net revenues for the six months ended June 29, 2017 were $1,855.4 million, an increase of $56.0 million, or 3%, compared to the same period in the prior year. The increase was primarily due to increased deliveries on the A350 XWB program, increased defense related activities, and higher revenue recognized on certain nonrecurring Boeing programs, partially offset by decreased deliveries on the B777, decreased GCS&S activity, and lower net revenues recognized on the B787 program. Fuselage Systems segment operating margins were 4% for the six months ended June 29, 2017, compared to 11% for the same period in the prior year. The decrease was primarily driven by the recognition of a $230.5 million reach-forward loss on the B787 program, partially offset by the absence of a $135.7 million net forward loss charge recorded on the A350 XWB fuselage program in the second quarter of 2016. In the first half of 2017, the segment recorded net forward loss charges of $237.6 million, slightly offset by favorable cumulative catch-up adjustments of $3.3 million. In comparison, during the first half of 2016, the segment recorded net forward loss charges of $131.4 million, partially offset by favorable cumulative catch-up adjustments of $16.2 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the six months ended June 29, 2017 were $846.0 million, a decrease of $77.5 million, or 8%, compared to the same period in the prior year. The decrease was primarily due to decreased deliveries on the B777 and B747 programs, decreased GCS&S activity, and lower net revenues recognized on the B787 program, partially offset by higher revenue recognized on certain nonrecurring Boeing programs. Propulsion Systems segment operating margins were 14% for the six months ended June 29, 2017, compared to 19% for the same period in the prior year. The decrease in margins was primarily driven by the recognition of a $48.3 million reach-forward loss charge on the B787 program. In the first half of 2017, the segment recorded favorable cumulative catch-up adjustments of $3.8 million and net forward loss charges of $48.0 million. In comparison, during the first half of 2016, the segment recorded $6.5 million of favorable change in estimates on loss programs, partially offset by unfavorable cumulative catch-up adjustments of $0.7 million.

Wing Systems.  Wing Systems segment net revenues for the six months ended June 29, 2017 were $820.3 million, an increase of $35.6 million, or 5%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries of the A350 XWB and A320 and higher net revenues recognized on the B787 program, partially offset by lower B777 and B747 wing related activity, the absence of a one-time customer claim settlement recorded in the first half of 2016, and the impact from foreign currency fluctuations on the A320 program. Wing Systems segment operating margins were 11% for the six months ended June 29, 2017, compared to 16% for the same period in the prior year, driven primarily by a $74.0 million reach-forward loss charge recognized on the B787 program. In the first half of 2017, the segment recorded net forward loss charges of $72.0 million, partially offset by favorable cumulative catch-up adjustments of $22.0 million. In comparison, during the first half of 2016, the segment recorded favorable cumulative catch-up adjustments of $19.1 million as well as $4.2 million of favorable changes in estimates on loss programs.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the six months ended June 29, 2017, All Other segment net revenues were $2.8 million, a decrease of $4.3 million compared to the same period in the prior year. The All Other segment recorded (25.0)% operating margins for the six months ended June 29, 2017.

Liquidity and Capital Resources

The primary sources of our liquidity include cash on hand, cash flow from operations, which includes receivables from customers, and borrowings available under our A&R Credit Agreement. Additionally, we may receive proceeds from asset sales and may seek to access the credit markets, if needed. Our liquidity requirements are driven by our long-cycle business model. Our business model is comprised of four to six year non-recurring investment periods, which include design and development efforts, followed by recurring production, in most cases, through the life of the contract, which could extend beyond twenty years. The non-recurring investment periods require significant outflows of cash as we design the product, build tooling, purchase equipment, and build initial production inventories. These activities could be funded partially through customer advances and milestone payments, which are offset against revenue as production units are delivered in the case of customer advances, or recognized as revenue as milestones are achieved in the case of milestone payments. The remaining funds needed to support non-recurring programs come from predictable cash inflows from our mature programs that are in the recurring phase of the production cycle. The non-recurring investment period typically ends concurrently with initial deliveries of completed aircraft by our customers, which indicates that a program has entered into the recurring production phase. When a program reaches steady recurring production, it typically results in long-term generation of cash from operations. As part of our business model, we have continuously added new non-recurring programs, which are supported by mature programs that are in the steady recurring phase of the production cycle to promote growth.

As of June 29, 2017, we had $696.9 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our A&R Credit Agreement. There were no borrowings or outstanding balances under our Revolver as of June 29, 2017. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations, and borrowings available under our Revolver will be sufficient to fund our operations, inventory growth, planned capital investments, quarterly dividends, research and development expenditures, and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flows for the three months ended June 29, 2017 and June 30, 2016:

	For the six months ended
	June 29, 2017	June 30, 2016
	($ in millions)
Net cash provided by operating activities	$334.0	$308.8
Net cash used in investing activities	(87.9)	(104.7)
Net cash used in financing activities	(250.5)	(355.6)
Effect of exchange rate change on cash and cash equivalents	3.6	(5.3)
Net decrease in cash and cash equivalents for the period	(0.8)	(156.8)
Cash and cash equivalents, beginning of period	697.7	957.3
Cash and cash equivalents, end of period	$696.9	$800.5

Six Months Ended June 29, 2017 as Compared to Six Months Ended June 30, 2016

Operating Activities. For the six months ended June 29, 2017, we had a net cash inflow of $334.0 million from operating activities, an increase of $25.2 million compared to a net cash inflow of $308.8 million for the same period in the prior year. The increase in net cash provided by operating activities was primarily due to timing of customer payments, partially offset by higher payments of annual employee bonuses and lower receipts of deferred revenue and advance payments from customers, which combined totaled approximately $24.0 million.

Investing Activities. For the six months ended June 29, 2017, we had a net cash outflow of $87.9 million for investing activities, a decrease in outflow of $16.8 million compared to a net cash outflow of $104.7 million for the same period in the prior year. The decrease in cash outflow is due to a decrease in capital expenditures during the first six months of 2017.

Financing Activities. For the six months ended June 29, 2017, we had a net cash outflow of $250.5 million for financing activities, a decrease in outflow of $105.1 million, compared to a net cash outflow of $355.6 million for the same period in the prior year. During the six months ended June 29, 2017, the Company repurchased 3,644,890 shares of its class A common stock for $207.6 million, compared to 3,890,445 shares repurchased for $317.6 million during the same period in the prior year. Additionally, during the six months ended June 29, 2017, the Company paid dividends totaling $24.0 million to its stockholders of record.
Future Cash Needs and Capital Spending
Our primary future cash needs will consist of working capital, debt service, research and development, capital expenditures, potential share repurchases, dividend payments, and merger and acquisition or disposition activities. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs, including the B737, B787, A320, and A350 XWB programs. In response to announced Boeing and Airbus production rate increases, we are evaluating various plans to relieve capacity constraints. We may also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Capital expenditures for the six months ended June 29, 2017 totaled $88.1 million, as compared to $104.7 million for the same period in 2016. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, borrowings available under our Revolver or from capital markets transactions, and proceeds from asset sales, if any.

Pension and Other Post Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at June 29, 2017 and we anticipate non-cash pension income for 2017 to remain at or near the same level as 2016. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 13, Pension and Other Post-Retirement Benefits, to our condensed consolidated financial statements for more information on the Company’s pension plans.

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 million and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps was a liability of $1.5 million as of June 29, 2017. For the three months ended June 29, 2017, the Company recorded a loss related to swap activity of $1.5 million.

Debt and Other Financing Arrangements

As of June 29, 2017, the outstanding balance of the Term Loan was $481.3 million and the carrying value was $479.2 million.

The carrying value of the 2022 Notes was $294.3 million as of June 29, 2017.

The carrying value of the 2026 Notes was $297.1 million as of June 29, 2017.

See Note 12, Debt, to our condensed consolidated financial statements for more information.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement, which are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. In April 2014, the Company signed a memorandum of agreement with Boeing which suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015 and any repayments which otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1001 through 1120. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of June 29, 2017, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $379.6 million.

Advances on the A350 Fuselage Program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012. The advance payments are offset against the recurring price of A350 XWB shipsets invoiced by Spirit, at a rate of $1.25 million per shipset. As of June 29, 2017, the amount of advance payments received and not yet repaid was approximately $55.0 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2017 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized, and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2016 Form 10-K is included in Note 17, Commitments, Contingencies and Guarantees, to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2016 Form 10-K, as updated in our Form 10-Q for the quarter ended March 30, 2017, which could materially affect our business, financial condition or results of operations. Other than the item set forth below, there have been no material changes to the Company’s risk factors previously disclosed in our 2016 Form 10-K, as updated in our Form 10-Q for the quarter ended March 30, 2017.

Our fixed-price contracts and price negotiations under existing contracts may commit us to unfavorable terms that may require us to declare forward losses in the future.

We provide most of our products and services through long-term contracts in which the pricing terms are fixed on the date we enter into the contract. Many of these contracts incorporate cost curves that allow for the pricing to decrease as the program matures. These cost curves are based on various assumptions, such as favorable trends in volume, learning curve efficiencies, and future pricing from suppliers that reduce our production costs. However, several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates such as technical problems, delivery reductions, materials shortages, supplier difficulties, and multiple other events. Other than certain increases in raw material costs which can be passed on to our customers, in most instances we must fully absorb cost overruns. If our estimated costs exceed our estimated revenues under a fixed-price contract, we will be required to recognize a forward loss on the affected program, which could have a material adverse effect on our results of operations. The risk particularly applies to products such as the B787, in that our performance at the contracted price depends on our being able to achieve production cost reductions as we gain production experience.

Further, some of our long-term supply agreements provide for the re-negotiation of established pricing terms at specified times. If such negotiations result in costs that exceed our revenue under a fixed-price contract, we may need to recognize a forward loss on the affected program, which could have a material adverse effect on our results of operations.

If we agree on future pricing that provides us with operating margins that are lower than those which we currently experience, or if we are unable to agree on future pricing terms and the default pricing terms remain in effect for an extended period of time, we may need to record a forward loss on one or more programs, which could have a material adverse effect on our results of operations. For example, we recorded a $352.8 million reach-forward loss in the second quarter of 2017 with respect to the B787 program as a result of the MOU signed with Boeing.

The MOU between Boeing and Spirit is dependent upon the parties negotiating and executing Definitive Documentation in the Third Quarter of 2017. Management believes that Definitive Documentation will be completed and executed on or before the Term Date; however, there can be no assurance that Definitive Documentation will ultimately be executed and that the Company's dispute with Boeing will be resolved pursuant to the MOU.

On August 1, 2017, Boeing and the Company, through its wholly owned subsidiary, Spirit, executed the MOU, which requires the parties to negotiate and execute Definitive Documentation by the Term Date to implement the terms and conditions set forth in the MOU. The MOU establishes pricing terms across multiple programs. Management believes that it is probable that the Definitive Documentation will be completed and executed on or before the Term Date; however, there can be no assurance that Definitive Documentation will ultimately be executed and that the Company’s dispute with Boeing will be resolved pursuant to the MOU. If the parties do not agree to Definitive Documentation by the Term Date, the MOU will expire on the Term Date, unless extended by the parties. Upon expiration, the MOU becomes null and void from its inception. Both parties face the possibility that no final agreement will be reached by the Term Date or thereafter, which could result in adjustments to the estimated margins we expect to achieve in performance of the B787 and legacy programs contracts. If Definitive Documentation is not executed, the Company will evaluate its remedies under our existing contractual arrangements with Boeing and determine how best to proceed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended June 29, 2017.

The following table provides information about our repurchases during the three months ended June 29, 2017 of our class A common stock that is registered pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

March 31, 2017 - May 4 2017	338,850	$53.9033	338,850	$500.2
May 5, 2017 - June 1, 2017	430,670	$55.1614	430,670	$476.5
June 2, 2017 - June 29, 2017	1,467,993	$57.2393	1,467,993	$392.4
Total	2,237,513	$56.3342	2,237,513	$392.4

(1)
Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, May 4, 2017 was the last day of our April 2017 fiscal month.

(2)
On November 1, 2016, the Company announced that our Board of Directors authorized a new share repurchase program for the purchase of up to $600.0 million of our class A common stock. On July 25, 2017, the Company increased the existing share repurchase program by up to an additional $400.0 million of our class A common stock, resulting in a total program authorization of $1.0 billion. We have repurchased approximately $208.0 million shares out of this authorization and, accordingly, have $792.0 million remaining in the authorization.

Item 5. Other Information

On August 1, 2017, Boeing and Spirit executed the MOU. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Programs - Boeing 787 and Legacy Programs for more information regarding the MOU.

The description of the MOU set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the MOU, which is filed as Exhibit 10.3 hereto.

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit
10.1†*	Amendment 28 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of June 22, 2017.

10.2†*	Amendment 29 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of July 20, 2017.

10.3†*	Collective Resolution Memorandum of Understanding between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 1, 2017.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS@*	XBRL Instance Document.

101.SCH@*	XBRL Taxonomy Extension Schema Document.

101.CAL@*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF@*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB@*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE@*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Sanjay Kapoor	Executive Vice President and Chief Financial	August 4, 2017
Sanjay Kapoor	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Mark J. Suchinski	Vice President and Corporate Controller (Principal Accounting Officer)	August 4, 2017
Mark J. Suchinski