Form 10-Q
period 2017-09-28
Spirit AeroSystems Holdings, Inc.
filed 2017-11-03
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 28, 2017
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

As of October 26, 2017, the registrant had 115,624,845 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2017	September 29, 2016	September 28, 2017	September 29, 2016
	($ in millions, except per share data)
Net revenues	$1,748.2	$1,711.4	$5,268.4	$5,222.9
Operating costs and expenses
Cost of sales	1,478.5	1,439.4	4,738.3	4,470.4
Selling, general and administrative	48.8	52.2	146.8	172.4
Impact of severe weather event	—	—	19.9	—
Research and development	9.5	5.4	21.2	15.9
Total operating costs and expenses	1,536.8	1,497.0	4,926.2	4,658.7
Operating income	211.4	214.4	342.2	564.2
Interest expense and financing fee amortization	(10.4)	(12.2)	(30.1)	(47.5)
Other income (expense), net	1.9	(0.3)	4.6	(8.7)
Income before income taxes and equity in net income of affiliate	202.9	201.9	316.7	508.0
Income tax provision	(55.9)	(57.3)	(84.9)	(147.8)
Income before equity in net income of affiliate	147.0	144.6	231.8	360.2
Equity in net income of affiliate	0.2	0.5	0.3	1.3
Net income	$147.2	$145.1	$232.1	$361.5
Earnings per share
Basic	$1.27	$1.16	$1.97	$2.82
Diluted	$1.26	$1.16	$1.95	$2.80
Dividends declared per common share	$0.10	$—	$0.30	$—

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2017	September 29, 2016	September 28, 2017	September 29, 2016
	($ in millions)
Net income	$147.2	$145.1	$232.1	$361.5
Changes in other comprehensive income (loss), net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of $0.2 and ($0.2) for the three months ended, respectively, and $1.2 and ($0.6) for the nine months ended, respectively	(0.6)	0.4	(1.5)	1.4
Unrealized foreign exchange loss on intercompany loan, net of tax effect of ($0.4) and $0.3 for three months ended, respectively, and ($1.0) and $1.4 for the nine months ended, respectively	1.3	(1.1)	3.9	(5.5)
Foreign currency translation adjustments	13.1	(7.8)	31.2	(38.8)
Total other comprehensive income (loss)	13.8	(8.5)	33.6	(42.9)
Total comprehensive income	$161.0	$136.6	$265.7	$318.6

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.

Condensed Consolidated Balance Sheets
(unaudited)

	September 28, 2017	December 31, 2016
	($ in millions)
Assets
Cash and cash equivalents	$726.6	$697.7
Restricted cash	3.2	—
Accounts receivable, net	851.7	660.5
Inventory, net	1,363.2	1,515.3
Other current assets	67.3	36.9
Total current assets	3,012.0	2,910.4
Property, plant and equipment, net	2,018.7	1,991.6
Pension assets	309.2	282.3
Other assets	197.3	220.9
Total assets	$5,537.2	$5,405.2
Liabilities
Accounts payable	$762.1	$579.7
Accrued expenses	258.3	216.2
Profit sharing	65.7	101.4
Current portion of long-term debt	27.9	26.7
Advance payments, short-term	131.0	199.3
Deferred revenue and other deferred credits, short-term	68.3	312.1
Deferred grant income liability - current	21.0	14.4
Other current liabilities	601.7	94.4
Total current liabilities	1,936.0	1,544.2
Long-term debt	1,060.9	1,060.0
Advance payments, long-term	255.6	342.0
Pension/OPEB obligation	40.3	43.9
Deferred revenue and other deferred credits	166.5	146.8
Deferred grant income liability - non-current	44.9	63.4
Other liabilities	273.6	276.1
Stockholders' Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 115,624,845 and 121,642,556 shares issued and outstanding, respectively	1.2	1.2
Additional paid-in capital	1,081.0	1,078.9
Accumulated other comprehensive loss	(153.3)	(186.9)
Retained earnings	2,310.9	2,113.9
Treasury stock, at cost (30,273,833 and 23,936,092 shares, respectively)	(1,480.9)	(1,078.8)
Total stockholders’ equity	1,758.9	1,928.3
Noncontrolling interest	0.5	0.5
Total equity	1,759.4	1,928.8
Total liabilities and stockholders' equity	$5,537.2	$5,405.2
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 28, 2017	September 29, 2016
	($ in millions)
Operating activities
Net income	$232.1	$361.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	159.0	149.1
Amortization expense	0.2	0.2
Amortization of deferred financing fees	2.5	18.5
Accretion of customer supply agreement	1.5	3.5
Employee stock compensation expense	15.9	35.7
Excess tax benefit of share-based payment arrangements	—	0.1
Loss from interest rate swap	1.1	—
(Gain) loss from foreign currency transactions	(5.9)	15.9
Loss (gain) on impairment and disposition of assets	7.9	(0.5)
Deferred taxes	29.0	34.7
Pension and other post-retirement benefits, net	(32.5)	(5.0)
Grant liability amortization	(13.9)	(8.6)
Equity in net income of affiliate	(0.3)	(1.3)
Changes in assets and liabilities
Accounts receivable	(177.8)	(220.8)
Inventory, net	433.9	257.3
Accounts payable and accrued liabilities	212.8	(18.6)
Profit sharing/deferred compensation	(35.9)	2.8
Advance payments	(154.7)	(101.8)
Income taxes receivable/payable	(36.0)	1.3
Deferred revenue and other deferred credits	(222.8)	26.0
Other	208.5	24.4
Net cash provided by operating activities	624.6	574.4
Investing activities
Purchase of property, plant and equipment	(138.7)	(156.8)
Proceeds from sale of assets	0.3	0.6
Net cash used in investing activities	(138.4)	(156.2)
Financing activities
Proceeds from issuance of bonds	—	299.8
Principal payments of debt	(2.3)	(16.7)
Payments on term loan	(12.5)	—
Payments on bonds	—	(300.0)
Taxes paid related to net share settlement awards	(13.8)	(15.2)
Excess tax benefit of share-based payment arrangements	—	(0.1)
Debt issuance and financing costs	(0.9)	(17.2)
Proceeds from financing under the New Markets Tax Credit Program	7.6	—
Purchase of treasury stock	(402.1)	(649.6)
Change in restricted cash	(3.2)	—
Dividends paid	(35.7)	—
Net cash used in financing activities	(462.9)	(699.0)
Effect of exchange rate changes on cash and cash equivalents	5.6	(6.1)
Net increase (decrease) in cash and cash equivalents for the period	28.9	(286.9)
Cash and cash equivalents, beginning of period	697.7	957.3
Cash and cash equivalents, end of period	$726.6	$670.4
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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the nine months ended September 28, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2017 presentation.

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

2.  New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires entities to report the service cost component of net periodic pension and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Further, ASU 2017-07 requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments as set forth in ASU 2017-07 are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2017-07 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). Subsequently, the FASB issued several updates to ASU 2014-09, which are codified in Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”). ASC 606 also includes new guidance on costs related to a contract, which is codified in ASC Subtopic 340-40 (“ASC 340-40”).

In applying ASC 606, revenue is recognized when control of promised goods or services transfers to a customer and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The major provisions of the new standard include: the determination of enforceable rights and obligations between parties; the identification of performance obligations, including performance obligations for options that represent material rights granted to a customer; accounting for variable consideration; the determination of whether performance obligations are satisfied over time or at a point in time; and enhanced disclosure requirements.

ASC 606 will be effective for the Company beginning January 1, 2018 and permits two methods of adoption: retrospectively to each prior reporting period presented (“full retrospective method”) or retrospectively with the cumulative effect of the initial application recognized at the date of initial application (“modified retrospective method”). The Company will adopt the standard using the modified retrospective method and will record an adjustment to Retained Earnings for the cumulative effect of initial application on January 1, 2018 (“Transition Adjustment”).

In 2016, the Company established a cross-functional team to assess and prepare for implementation of ASC 606. Earlier this year, the Company completed its implementation assessment as well as the design of the processes, including internal controls, and related systems solutions. The Company has reviewed all of its contracts with customers and has implemented the required process, data, and system changes. The Company is currently performing testing of systems and business processes to ensure that the results are consistent with the new accounting policies and procedures. The Company is currently running parallel systems and processes in anticipation of ASC 606 adoption.

Upon adoption of ASC 606, the Company will no longer recognize revenue using the units-of-delivery method under ASC Topic 605 (“legacy GAAP”). ASC 606 is applied by analyzing each contract, or a combination of contracts, to determine if revenue is recognized over time or at a point in time. The Company has determined that some of its contracts will have performance obligations that are satisfied over time and some at a point in time based on when control of goods and services transfers to the customer.

For performance obligations that are satisfied over time, the Company will use an input method as the basis for recognizing revenue. Input methods recognize revenue on the basis of an entity’s efforts or inputs toward satisfying a performance obligation (for example, resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used) relative to the total expected inputs to satisfy the performance obligation. Performance obligations that are not recognized over time will be recognized at a point in time.

ASC 606 requires the Company to record performance obligations for material rights granted to the customer when contracts offer the customer future purchase options at an incremental discount. The Company has determined that performance obligations for material rights exist for certain contracts which will result in deferral of revenues attributable to such rights. Primarily due to the material rights identified, the revenue recognized under ASC 606 results in a different revenue recognition pattern when compared to the revenue recognized under legacy GAAP. However, the Company’s operating cash flows from our contracts with customers will not change. The Transition Adjustment will include the establishment of contract assets and liabilities for billings that are lower than, or in excess of, revenue that has been recognized.

The adoption of ASC 606 will not change the Company's accounting method for forward losses. Forward losses relating to unfulfilled contracts and options will continue to be recorded consistent with historical accounting policies.

Under ASC 606, production costs are generally expensed as incurred and not deferred. Additionally, ASC 340-40 is to be applied if existing guidance is not applicable. The Company’s accounting for preproduction, tooling, and certain other costs is expected to continue under existing guidance since they generally do not fall within the scope of ASC 340-40. The Company typically does not incur costs for obtaining contracts that would be capitalized under ASC 340-40.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The Company expects the Transition Adjustment to decrease Retained Earnings, primarily due to the elimination of deferred production costs. The elimination of deferred production is expected to lead to an increase in 2018 pre-tax income compared to what would have been recognized under legacy GAAP due to the fact that these costs deferred under legacy GAAP will no longer impact future earnings under ASC 606. Finally, the Company anticipates that the deferral of revenue related to identified material rights will reduce 2018 revenue under ASC 606 compared to what would have been recognized under legacy GAAP. However, the definitive amounts and associated tax impacts for 2018 revenue and profits have not yet been fully determined.

The enhanced disclosure requirements of ASC 606 include discussions on the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This will result in changes to our existing disclosures, as well as new disclosures, which will impact the information reported in our financial statements.

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

	For the Three Months Ended		For the Nine Months Ended
Changes in Estimates	September 28, 2017	September 29, 2016	September 28, 2017	September 29, 2016
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Fuselage Systems	$(2.4)	$(1.9)	$5.3	$15.1
Propulsion Systems	2.4	(1.6)	4.3	(1.8)
Wing Systems	(2.8)	(0.8)	19.1	18.7
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(2.8)	$(4.3)	$28.7	$32.0

(Forward Loss) and Changes in Estimates on Loss Programs by Segment
Fuselage Systems	$(0.9)	$(1.6)	$(238.5)	$(133.0)
Propulsion Systems	1.3	(0.5)	(46.7)	6.0
Wing Systems	(2.4)	0.9	(74.4)	5.1
Total Forward Loss	$(2.0)	$(1.2)	$(359.6)	$(121.9)

Total Change in Estimate	$(4.8)	$(5.5)	$(330.9)	$(89.9)
EPS Impact (diluted per share based upon statutory rates)	$(0.03)	$(0.03)	$(1.75)	$(0.44)

Boeing Memorandum of Understanding and Definitive Documentation

On August 1, 2017, Boeing and the Company through its subsidiary, Spirit, entered into a Memorandum of Understanding (the “MOU”), which required Boeing and Spirit to negotiate and execute definitive documentation implementing the agreements set forth in the MOU by September 29, 2017.

On September 22, 2017, Boeing and Spirit completed their negotiation of such definitive documentation and entered into Amendment No. 30 to the long-term supply agreement covering products for Boeing’s B737, B747, B767, and B777 commercial aircraft programs (“Sustaining Amendment #30”). Sustaining Amendment #30 generally establishes pricing terms for the B737,

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

B747, B767, and B777 models (excluding the B777x) through 2022 (with certain limited exceptions). Sustaining Amendment #30 further provides that Boeing and Spirit will negotiate follow-on pricing for periods beyond January 1, 2023 beginning 24 months prior to January 1, 2023. If Boeing and Spirit are unable to reach an agreement with respect to follow-on pricing prior to January 1, 2023, Sustaining Amendment #30 provides a mechanism to establish interim pricing that takes into account escalation and reduces certain rate-based discounts. In addition, Sustaining Amendment #30 provides that the parties will make certain investments for rate increases on the B737 program and implements industry standard payment terms.

In addition, Boeing and Spirit also entered into Amendment No. 25 to the long-term supply agreement covering products for Boeing’s B787 commercial aircraft program (the “787 Amendment,” and, together with Sustaining Amendment #30, the “Definitive Documentation”). The 787 Amendment establishes pricing terms for the B787-8, -9, and -10 derivative models between line unit 501 and line unit 1405. The 787 Amendment provides that the parties will negotiate pricing for B787 line units 1406 and beyond beginning 24 months prior to the scheduled delivery date for line unit 1405.

In the second quarter of 2017, as a result of the expected completion of the 787 Amendment, the Company formally extended the current contract block ending at line unit 1003 to line unit 1300 and established a planning block from line units 1301 to 1405. Based on the pricing updates, contract block extension, and planning block addition, the Company updated its estimated contract costs and revenue for the B787 program. As a result, the Company recorded a second quarter 2017 reach-forward loss of $352.8 on its B787 program.  See Note 8, Advance Payments and Deferred Revenue/Credits, and Note 21, Boeing Definitive Documentation, as well as Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further details regarding the Definitive Documentation.

4.  Accounts Receivable, net

Accounts receivable, net consists of the following:

	September 28, 2017	December 31, 2016
Trade receivables	$837.7	$647.3
Other	14.7	18.4
Less: allowance for doubtful accounts	(0.7)	(5.2)
Accounts receivable, net	$851.7	$660.5

Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned for which the recovery will occur over the term of the contract, which could exceed one year.

5.  Inventory

Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant statement of work changes considered not reimbursable by the customer can also cause pre-production costs to be incurred. These costs are typically amortized over a certain number of shipset deliveries. Capitalized pre-production may be amortized over multiple blocks. See the contract block and deliveries table noted below.

Deferred production includes costs for the excess of production costs over the estimated average cost per shipset, and credit balances for favorable variances on contracts between actual costs incurred and the estimated average cost per shipset for units delivered under the current production blocks. Recovery of excess-over-average deferred production costs is dependent on the number of shipsets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts, net of forward loss provisions, will be fully recovered over the contract block quantities noted in the contract block and deliveries table below. Should orders not materialize in future periods to fulfill the block, potential forward loss charges may be necessary to the extent the final delivered quantity does not absorb deferred inventory costs. Sales significantly under estimates or costs significantly over estimates could result in losses on these contracts in future periods.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Inventories are summarized as follows:

	September 28, 2017	December 31, 2016
Raw materials	$314.6	$281.9
Work-in-process	760.4	790.7
Finished goods	34.1	30.9
Product inventory	1,109.1	1,103.5
Capitalized pre-production(1)	85.4	103.5
Deferred production(2)	657.6	717.4
Forward loss provision(3)	(488.9)	(409.1)
Total inventory, net	$1,363.2	$1,515.3

For contract blocks that have not closed, the following non-product inventory amounts were included in the inventory table above:

(1)
For the period ended September 28, 2017, includes $73.6 and $7.9 on the A350 XWB and Rolls-Royce BR725 programs, respectively. For the period ended December 31, 2016, includes $83.7 and $15.2 on the A350 XWB and Rolls-Royce BR725 programs, respectively.

(2)
For the period ended September 28, 2017, includes $629.1 and $126.3 on the A350 XWB and Rolls-Royce BR725 programs, respectively. For the period ended December 31, 2016, includes $657.2 and $114.6 on the A350 XWB and Rolls-Royce BR725 programs, respectively.

(3)
For the period ended September 28, 2017, includes ($263.1), ($139.4), and ($76.9) on the A350 XWB, Rolls-Royce BR725, and B787 programs, respectively. For the period ended December 31, 2016, includes ($255.8) and ($140.8) on the A350 XWB and Rolls-Royce BR725 programs, respectively. The forward loss charge recorded on the B787 program in the second quarter of 2017 exceeded the program's inventory balance. The excess of the charge over the program's inventory was classified as a contract liability and reported in other current liabilities on the balance sheet in the amount of $275.9 as of September 28, 2017. Includes a $2.1 reclassification between Work-in-process and Forward loss provision as of December 31, 2016.

Significant amortization of capitalized pre-production and deferred production inventory has occurred over the following contract block deliveries and will continue to occur over the following contract blocks:

Model	Current Block Deliveries	Contract Block Quantity
A350 XWB	198	800
Rolls-Royce BR725	302	350

6.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	September 28, 2017	December 31, 2016
Land	$15.8	$14.9
Buildings (including improvements)	693.5	642.5
Machinery and equipment (1)	1,452.1	1,373.9
Tooling	999.6	982.4
Capitalized software (1)	262.1	261.9
Construction-in-progress	239.6	193.7
Total	3,662.7	3,469.3
Less: accumulated depreciation	(1,644.0)	(1,477.7)
Property, plant and equipment, net	$2,018.7	$1,991.6

 (1) Includes a $6.9 reclassification between Machinery and equipment and Capitalized software for the period ended December 31, 2016.

Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $37.6 and $31.2 for the three months ended September 28, 2017 and September 29, 2016, respectively, and $88.9 and $85.5 for the nine months ended September 28, 2017 and September 29, 2016, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $4.5 and $4.5 for the three months ended September 28, 2017 and September 29, 2016, respectively, and $14.8 and $13.4 for the nine months ended September 28, 2017 and September 29, 2016, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluated its long-lived assets at its locations and determined no impairment was necessary for the three months ended September 28, 2017.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

7.  Other Assets

Other assets are summarized as follows:

	September 28, 2017	December 31, 2016
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Total intangible assets	8.2	8.2
Less: Accumulated amortization - patents	(1.8)	(1.8)
Accumulated amortization - favorable leasehold interest	(4.5)	(4.2)
Intangible assets, net	1.9	2.2
Deferred financing
Deferred financing costs	39.5	38.5
Less: Accumulated amortization - deferred financing costs	(33.4)	(32.2)
Deferred financing costs, net	6.1	6.3
Other
Goodwill - Europe	2.5	2.3
Equity in net assets of affiliates	4.7	4.4
Supply agreements(1)	21.1	17.0
Restricted cash - collateral requirements	20.0	19.9
Deferred Tax Asset - non-current	100.3	128.8
Other	40.7	40.0
Total	$197.3	$220.9

(1)	Under two agreements, certain payments accounted for as consideration paid by the Company to a customer and a supplier are being amortized as reductions to net revenues.

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

Boeing has made advance payments to Spirit under the B787 Supply Agreement, which are required to be repaid to Boeing by way of offsets against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. In April 2014, the Company signed a memorandum of agreement with Boeing which suspended advance repayments related to the B787 programs for a period of twelve months beginning April 1, 2014. The Company recommenced our repayment on April 1, 2015 and any repayments which otherwise would have become due during the twelve-month period beginning April 1, 2014 will be offset against the purchase price for B787 shipsets 1001 through 1120.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

In November 2014, Spirit and Boeing entered into a Memorandum of Agreement (“November 2014 MOA”). As part of the November 2014 MOA, Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices, and other issues across multiple programs during 2015. The parties did not reach an agreement on pricing until August 1, 2017, when Boeing and the Company executed the MOU. As described in Note 3, Changes in Estimates, and Note 21, Boeing Definitive Documentation, as well as Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations, the MOU and the Definitive Documentation provide that the Company will repay to Boeing $235.0 less certain adjustments, as a retroactive adjustment for payments that were based on interim pricing. As a result, the $235.0 is reflected in other current liabilities on the Company's balance sheet as of September 28, 2017. This amount was repaid in October 2017.

Advance payments and deferred revenue/credits are summarized by program as follows:

	September 28, 2017	December 31, 2016
B787	$549.8	$834.8
Boeing - All other programs	9.6	18.6
A350 XWB	34.5	116.7
Airbus — All other programs	1.6	2.2
Other	25.9	27.9
Total advance payments and deferred revenue/credits	$621.4	$1,000.2

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

Deferred grant income liability, net consists of the following:

Balance, December 31, 2016	$77.8
Grant liability amortized	(13.8)
Exchange rate	1.9
Total deferred grant income liability, September 28, 2017	$65.9

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

 At September 28, 2017 and December 31, 2016, the Company did not hold any cash within money market funds.

The Company’s long-term debt includes a senior unsecured term loan and senior unsecured notes.  The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	September 28, 2017			December 31, 2016
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior unsecured term loan A (including current portion)	$473.1	$473.1	(2)	$485.2	$484.8	(2)
Senior unsecured notes due 2022	294.5	306.4	(1)	293.8	307.0	(1)
Senior unsecured notes due 2026	297.2	298.2	(1)	296.9	292.4	(1)
Malaysian loan	—	—	(2)	1.0	0.9	(2)
Total	$1,064.8	$1,077.7		$1,076.9	$1,085.1

(1)	Level 1 Fair Value hierarchy.

(2)	Level 2 Fair Value hierarchy.

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

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps, using Level 2 inputs, was a liability of $1.1 as of September 28, 2017. For the nine months ended September 28, 2017, the Company recorded a loss related to swap activity of $1.1.

12.  Debt

Total debt shown on the balance sheet is comprised of the following:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	September 28, 2017		December 31, 2016
	Current	Noncurrent	Current	Noncurrent
Senior unsecured term loan A	$24.9	$448.2	$24.9	$460.3
Senior notes due 2022	—	294.5	—	293.8
Senior notes due 2026	—	297.2	—	296.9
Malaysian term loan	—	—	1.0	—
Present value of capital lease obligations	3.0	21.0	0.8	9.0
Total	$27.9	$1,060.9	$26.7	$1,060.0

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

On September 22, 2017, the Company, the lenders, and the administrative agent entered into Amendment No. 1 to the A&R Credit Agreement, which made certain minor administrative changes to the A&R Credit Agreement to account for the Company’s upcoming adoption of ASU 2014-09, among other things.

As of September 28, 2017, the outstanding balance of the Term Loan was $475.0 and the carrying value was $473.1.

 Senior Notes

2022 Notes. In March 2014, the Company issued $300.0 in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the “2022 Notes”) with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The carrying value of the 2022 Notes was $294.5 as of September 28, 2017.

2026 Notes. In June, 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. The carrying value of the 2026 Notes was $297.2 as of September 28, 2017.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

13. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Nine Months Ended
Components of Net Periodic Pension Expense/(Income)	September 28, 2017	September 29, 2016	September 28, 2017	September 29, 2016
Service cost	$0.2	$0.2	$0.7	$0.8
Interest cost	9.4	11.4	28.3	34.5
Expected return on plan assets	(18.2)	(19.7)	(54.6)	(59.0)
Amortization of net loss	0.1	1.6	0.1	4.0
Special termination benefits(1)	—	—	—	10.9
Net periodic pension (income) expense	$(8.5)	$(6.5)	$(25.5)	$(8.8)

(1)	Special termination benefits related to early retirement incentives offered as part of a voluntary retirement plan in the first quarter of 2016.

	Other Benefits
	For the Three Months Ended		For the Nine Months Ended
Components of Other Benefit Expense	September 28, 2017	September 29, 2016	September 28, 2017	September 29, 2016
Service cost	$0.3	$0.5	$0.9	$1.4
Interest cost	0.3	0.5	0.9	1.6
Amortization of prior service cost	(0.2)	(0.2)	(0.7)	(0.7)
Amortization of net gain	(0.5)	—	(1.6)	—
Special termination benefits(1)	—	—	—	3.1
Net periodic other benefit (income) expense	$(0.1)	$0.8	$(0.5)	$5.4

(1)	Special termination benefits related to early retirement incentives offered as part of a voluntary retirement plan in the first quarter of 2016.

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $8.6 for the Supplemental Executive Retirement Plan (“SERP”) and post-retirement medical plans in 2017.  The Company’s projected contribution to the U.K. pension plan for 2017 is zero. The entire amount contributed can vary based on exchange rate fluctuations.

14.  Stock Compensation

The Company recognized net stock compensation expense of $4.8 and $6.3 for the three months ended September 28, 2017 and September 29, 2016, respectively, and $15.9 and $35.2 for the nine months ended September 28, 2017 and September 29, 2016, respectively. The additional stock compensation expense recognized during 2016 was related to executive retirements and severance recorded in the second quarter of 2016.

During the nine months ended September 28, 2017, 650,899 shares of class A common stock were granted under the Company's stock compensation plan with aggregate grant date fair values of $35.4. Additionally, awards of 671,545 shares of class A common stock granted under the Company's stock compensation plans with an aggregate grant date fair value of $25.7 vested during the nine months ended September 28, 2017.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

15. Income Taxes

The process for calculating the Company’s income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax asset at September 28, 2017 and December 31, 2016 was $100.3 and $128.7, respectively. The difference is primarily due to the utilization of deductible temporary differences within current year taxable income.

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

The 26.8% effective tax rate for the nine months ended September 28, 2017 differs from the 29.1% effective tax rate for the same period of 2016 primarily due to higher pre-tax income in jurisdictions with tax rates lower than the U.S. rate in 2017 and the proportional tax rate effects of lower pre-tax income in 2017.

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

16.  Equity

Elimination of Class B Common Stock

In April 2017, the Company's stockholders approved the proposed Third Amended and Restated Certificate of Incorporation of the Company (the “Certificate”) which eliminated all references to class B common stock, including but not limited to the provisions relating to the rights, preferences and limitations of class B common stock, and made related conforming changes.

As a result of the elimination of 150,000,000 previously authorized shares of class B common stock, the Company's total number of shares of capital stock authorized to be issued was reduced from 360,000,000 to 210,000,000, comprised of 200,000,000 shares of class A common stock and 10,000,000 shares of preferred stock. The Certificate did not change any substantive terms of the Company's class A common stock or preferred stock or any powers or rights of their respective holders.

Earnings Per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of September 28, 2017, no treasury shares have been reissued or retired.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	September 28, 2017			September 29, 2016
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$147.1	115.8	$1.27	$144.9	124.4	$1.16
Income allocated to participating securities	0.1	0.1		0.2	0.1
Net income	$147.2			$145.1

Diluted potential common shares		1.1			0.8
Diluted EPS
Net income	$147.2	117.0	$1.26	$145.1	125.3	$1.16

	For the Nine Months Ended
	September 28, 2017			September 29, 2016
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$231.9	117.8	$1.97	$361.2	128.2	$2.82
Income allocated to participating securities	0.2	0.1		0.3	0.1
Net income	$232.1			$361.5

Diluted potential common shares		1.1			0.7
Diluted EPS
Net income	$232.1	119.0	$1.95	$361.5	129.0	$2.80

Included in the outstanding common shares were 1.5 million and 1.6 million of issued but unvested shares at September 28, 2017 and September 29, 2016, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	September 28, 2017	December 31, 2016
Pension	$(98.5)	$(98.5)
SERP/Retiree medical	19.0	20.5
Foreign currency impact on long term intercompany loan	(15.2)	(19.1)
Currency translation adjustment	(58.6)	(89.8)
Total accumulated other comprehensive loss	$(153.3)	$(186.9)

17.  Commitments, Contingencies and Guarantees

Litigation

From time to time the Company is subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity. The Company had outstanding obligations with respect to litigation or other legal proceedings of zero and $25.0 as of September 28, 2017 and December 31, 2016, respectively.

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

Boeing’s Complaint asserts that the damages assessed against Boeing in the UAW Arbitration and the claims settled by Boeing in the Harkness Class Action are liabilities that Spirit assumed under an Asset Purchase Agreement between Boeing and Spirit, dated February 22, 2005 (the “APA”). Boeing asserts claims for breach of contract and declaratory judgment regarding its indemnification rights under the APA. Boeing's Complaint alleges that the UAW Arbitration decision had a net present value of $39.0. In regard to the Harkness Class Action, the district court approved a settlement in an amount of $90.0. In addition to the amounts related to the UAW Arbitration and Harkness Class Action, Boeing seeks indemnification for more than $10.0 in attorneys’ fees it alleges it expended to defend the UAW Arbitration and Harkness Class Action, as well as for the reasonable fees, costs and expenses Boeing expends litigating the case against Spirit.

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

On June 27, 2017, the Delaware Superior Court issued an order denying Boeing’s Motion for Summary Judgment and granting Spirit’s Motion for Summary Judgment, finding that the liabilities at issue were excluded liabilities under the APA and holding that Spirit is entitled to recover reasonable attorneys' fees, costs and other expenses from Boeing. On July 10, 2017, Boeing filed a Motion for Entry of Judgment so that Boeing could pursue an appeal of the Court's June 27, 2017 Order prior to the determination of the amount of reasonable attorneys' fees, costs and other expenses to which Spirit is entitled. On July 17, 2017, Spirit filed its response opposing Boeing's Motion for Entry of Judgment and oral argument occurred on July 24, 2017. On July 28, 2017, the Court denied Boeing’s Motion for Entry of Judgment finding that there was just reason to delay an appeal to allow the Court to rule on Spirit’s Motion for Attorneys’ Fees, Costs, Expenses, and Pre- and Post-Judgment Interest (“Motion for Fees”). Spirit’s Motion for Fees is fully briefed and the Court has set a hearing on the Motion for Fees on December 1, 2017. Spirit intends to pursue its Motion for Fees and to defend vigorously against any future appeals.

Guarantees

Outstanding guarantees were $20.5 and $20.7 at September 28, 2017 and December 31, 2016, respectively.

Restricted Cash - Collateral Requirements

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The Company was required to maintain $20.0 and $19.9 of restricted cash as of September 28, 2017 and December 31, 2016, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in “Other assets” in the Company’s condensed consolidated balance sheets.

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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $99.7 and $99.0 as of September 28, 2017 and December 31, 2016, respectively. These specific provisions represent the Company’s best estimate of reasonably possible warranty costs. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur charges that exceed these recorded amounts. The Company utilized available information to make appropriate assessments, however the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to judgment. The amount of the disputed warranty claims in excess of the specific warranty provision was $218.3 and $209.0, as of September 28, 2017 and December 31, 2016, respectively.

The following is a roll forward of the service warranty and extraordinary rework balance at September 28, 2017:

Balance, December 31, 2016	$163.7
Charges to costs and expenses	5.4
Payouts	(3.6)
Exchange rate	0.8
Balance, September 28, 2017	$166.3

18.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2017	September 29, 2016	September 28, 2017	September 29, 2016
Kansas Development Finance Authority bond	$0.6	$0.8	$2.3	$2.7
Rental and miscellaneous income (loss)	0.5	0.2	(0.9)	0.3
Interest income	1.9	1.0	4.4	2.7
Foreign currency losses	(1.1)	(2.3)	(1.2)	(14.4)
Total	$1.9	$(0.3)	$4.6	$(8.7)

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

The following table shows segment revenues and operating income for the three and nine months ended September 28, 2017 and September 29, 2016:

	Three Months Ended		Nine Months Ended
	September 28, 2017	September 29, 2016	September 28, 2017	September 29, 2016
Segment Revenues
Fuselage Systems	$957.0	$880.3	$2,812.1	$2,679.7
Propulsion Systems	407.9	453.0	1,250.7	1,373.3
Wing Systems	382.2	376.8	1,201.7	1,161.5
All Other	1.1	1.3	3.9	8.4
	$1,748.2	$1,711.4	$5,268.4	$5,222.9
Segment Operating Income
Fuselage Systems (1)	$148.3	$142.5	$218.5	$340.9
Propulsion Systems (1)	74.2	77.5	188.9	250.9
Wing Systems (1)	50.9	51.1	140.2	174.7
All Other	0.2	0.6	(0.5)	2.0
	273.6	271.7	547.1	768.5
Corporate SG&A	(48.8)	(52.2)	(146.8)	(172.4)
Impact of severe weather event	—	—	(19.9)	—
Research and development	(9.5)	(5.4)	(21.2)	(15.9)
Unallocated cost of sales (2)	(3.9)	0.3	(17.0)	(16.0)
Total Operating Income	$211.4	$214.4	$342.2	$564.2

(1)	Includes forward losses, changes in estimates on loss programs, and cumulative catch-up adjustments. These changes in estimates are further detailed in Note 3, Changes in Estimates.

(2)
Includes $1.5 and $7.7 of warranty expense for the three months ended September 28, 2017 and September 29, 2016, respectively and $3.2 and $12.0 for the nine months ended September 28, 2017 and September 29, 2016, respectively. Also includes a charge for excess purchases and purchase commitments of $11.5 for the nine months ended September 28, 2017 and $11.8 related to early retirement incentives for the nine months ended September 29, 2016.

20.  Condensed Consolidating Financial Information

The 2022 Notes and 2026 Notes are fully and unconditionally guaranteed on a senior unsecured basis by the Company. No subsidiaries are guarantors to the 2022 Notes or 2026 Notes.

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent company and parent guarantor to the A&R Credit Agreement, as further detailed in Note 12, Debt;

(ii)	Spirit, as the subsidiary issuer of the 2022 Notes and the 2026 Notes;

(iii)	The Company’s subsidiaries (“Non-Guarantor Subsidiaries”) on a combined basis;

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

(v)	Holdings and its subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Operations
For the Three Months Ended September 28, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$1,573.0	$311.8	$(136.6)	$1,748.2
Operating costs and expenses
Cost of sales	—	1,331.1	284.0	(136.6)	1,478.5
Selling, general and administrative	3.9	41.3	3.6	—	48.8
Research and development	—	8.8	0.7	—	9.5
Total operating costs and expenses	3.9	1,381.2	288.3	(136.6)	1,536.8
Operating (loss) income	(3.9)	191.8	23.5	—	211.4
Interest expense and financing fee amortization	—	(10.5)	(1.3)	1.4	(10.4)
Other income (expense), net	—	4.0	(0.7)	(1.4)	1.9
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(3.9)	185.3	21.5	—	202.9
Income tax benefit (provision)	0.8	(53.0)	(3.7)	—	(55.9)
(Loss) income before equity in net income of affiliate and subsidiaries	(3.1)	132.3	17.8	—	147.0
Equity in net income of affiliate	0.2	—	0.2	(0.2)	0.2
Equity in net income of subsidiaries	150.1	17.7	—	(167.8)	—
Net income	147.2	150.0	18.0	(168.0)	147.2
Other comprehensive income (loss)	13.8	13.8	14.3	(28.1)	13.8
Comprehensive income (loss)	$161.0	$163.8	$32.3	$(196.1)	$161.0

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 28, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$4,701.1	$1,025.4	$(458.1)	$5,268.4
Operating costs and expenses
Cost of sales	—	4,282.9	913.5	(458.1)	4,738.3
Selling, general and administrative	8.8	127.3	10.7	—	146.8
Impact of severe weather event	—	19.9	—	—	19.9
Research and development	—	19.4	1.8	—	21.2
Total operating costs and expenses	8.8	4,449.5	926.0	(458.1)	4,926.2
Operating (loss) income	(8.8)	251.6	99.4	—	342.2
Interest expense and financing fee amortization	—	(30.1)	(4.5)	4.5	(30.1)
Other income (expense), net	—	9.8	(0.7)	(4.5)	4.6
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(8.8)	231.3	94.2	—	316.7
Income tax benefit (provision)	2.7	(70.2)	(17.4)	—	(84.9)
(Loss) income before equity in net income of affiliate and subsidiaries	(6.1)	161.1	76.8	—	231.8
Equity in net income of affiliate	0.3	—	0.3	(0.3)	0.3
Equity in net income of subsidiaries	237.9	76.8	—	(314.7)	—
Net income	232.1	237.9	77.1	(315.0)	232.1
Other comprehensive (loss) income	33.6	33.6	35.0	(68.6)	33.6
Comprehensive income (loss)	$265.7	$271.5	$112.1	$(383.6)	$265.7

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
September 28, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$687.8	$38.8	$—	$726.6
Restricted cash	—	3.2	—	—	3.2
Accounts receivable, net	—	876.9	330.4	(355.6)	851.7
Inventory, net	—	925.1	438.1	—	1,363.2
Other current assets	—	63.7	3.6	—	67.3
Total current assets	—	2,556.7	810.9	(355.6)	3,012.0
Property, plant and equipment, net	—	1,499.4	519.3	—	2,018.7
Pension assets, net	—	293.8	15.4	—	309.2
Investment in subsidiary	1,759.4	677.0	—	(2,436.4)	—
Other assets	—	333.6	121.1	(257.4)	197.3
Total assets	$1,759.4	$5,360.5	$1,466.7	$(3,049.4)	$5,537.2
Liabilities
Accounts payable	$—	$685.9	$431.8	$(355.6)	$762.1
Accrued expenses	—	231.8	26.5	—	258.3
Profit sharing	—	63.0	2.7	—	65.7
Current portion of long-term debt	—	27.1	0.8	—	27.9
Advance payments, short-term	—	131.0	—	—	131.0
Deferred revenue and other deferred credits, short-term	—	66.8	1.5	—	68.3
Deferred grant income liability - current	—	—	21.0	—	21.0
Other current liabilities	—	597.2	4.5	—	601.7
Total current liabilities	—	1,802.8	488.8	(355.6)	1,936.0
Long-term debt	—	1,052.4	165.3	(156.8)	1,060.9
Advance payments, long-term	—	255.6	—	—	255.6
Pension/OPEB obligation	—	40.3	—	—	40.3
Deferred grant income liability - non-current	—	—	44.9	—	44.9
Deferred revenue and other deferred credits	—	163.6	2.9	—	166.5
Other liabilities	—	366.3	7.9	(100.6)	273.6
Total equity	1,759.4	1,679.5	756.9	(2,436.4)	1,759.4
Total liabilities and stockholders’ equity	$1,759.4	$5,360.5	$1,466.7	$(3,049.4)	$5,537.2

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 28, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$525.7	$98.9	$—	$624.6
Investing activities
Purchase of property, plant and equipment	—	(122.1)	(16.6)	—	(138.7)
Proceeds from sale of assets	—	0.3	—	—	0.3
Net cash used in investing activities	—	(121.8)	(16.6)	—	(138.4)
Financing activities
Principal payments of debt	—	(0.7)	(1.6)	—	(2.3)
Payment on term loan	—	(12.5)	—	—	(12.5)
Proceeds (payments) from intercompany debt	—	65.1	(65.1)	—	—
Taxes paid related to net share settlement of awards	—	(13.8)	—	—	(13.8)
Debt issuance and financing costs	—	(0.9)	—	—	(0.9)
Proceeds from financing under the New Markets Tax Credit Program	—	7.6	—	—	7.6
Proceeds (payments) from subsidiary for purchase of treasury stock	402.1	(402.1)	—	—	—
Purchase of treasury stock	(402.1)	—	—	—	(402.1)
Change in restricted cash	—	(3.2)	—	—	(3.2)
Proceeds (payments) from subsidiary for dividends paid	35.7	(35.7)	—	—	—
Dividends paid	(35.7)		—	—	(35.7)
Net cash used in financing activities	—	(396.2)	(66.7)	—	(462.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	5.6	—	5.6
Net increase in cash and cash equivalents for the period	—	7.7	21.2	—	28.9
Cash and cash equivalents, beginning of period	—	680.1	17.6	—	697.7
Cash and cash equivalents, end of period	$—	$687.8	$38.8	$—	$726.6

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 29, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$481.3	$93.1	$—	$574.4
Investing activities
Purchase of property, plant and equipment	—	(121.4)	(35.4)	—	(156.8)
Proceeds from sale of assets	—	0.6	—	—	0.6
Other	—	0.4	(0.4)	—	—
Net cash used in investing activities	—	(120.4)	(35.8)	—	(156.2)
Financing activities
Proceeds from issuance of bonds	—	299.8	—	—	299.8
Principal payments of debt	—	(14.4)	(2.3)	—	(16.7)
Payments on bonds	—	(300.0)	—	—	(300.0)
Excess tax benefits from share-based payment arrangements	—	(0.1)	—	—	(0.1)
Proceeds (payments) from intercompany debt	—	51.0	(51.0)	—	—
Debt issuance and financing costs	—	(17.2)	—	—	(17.2)
Taxes paid related to net share settlement of awards	—	(15.2)	—	—	(15.2)
Proceeds (payments) from subsidiary for purchase of treasury stock	649.6	(649.6)	—	—	—
Purchase of treasury stock	(649.6)	—	—	—	(649.6)
Net cash used in financing activities	—	(645.7)	(53.3)	—	(699.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	(6.1)	—	(6.1)
Net decrease in cash and cash equivalents for the period	—	(284.8)	(2.1)	—	(286.9)
Cash and cash equivalents, beginning of period	—	894.2	63.1	—	957.3
Cash and cash equivalents, end of period	$—	$609.4	$61.0	$—	$670.4

21.  Boeing Definitive Documentation

On August 1, 2017, Boeing and the Company through its subsidiary, Spirit, entered into the MOU. Subsequently, on September 22, 2017, the parties entered into the Definitive Documentation.

On September 22, 2017, Boeing and Spirit completed their negotiation of such definitive documentation and entered into Sustaining Amendment #30. Sustaining Amendment #30 generally establishes pricing terms for the B737, B747, B767, and B777 models (excluding the B777x) through 2022 (with certain limited exceptions). Sustaining Amendment #30 further provides that Boeing and Spirit will negotiate follow-on pricing for periods beyond January 1, 2023 beginning 24 months prior to January 1, 2023. If Boeing and Spirit are unable to reach an agreement with respect to follow-on pricing prior to January 1, 2023, Sustaining Amendment #30 provides a mechanism to establish interim pricing that takes into account escalation and reduces certain rate-based discounts. In addition, Sustaining Amendment #30 provides that the parties will make certain investments for rate increases on the B737 program and implements industry standard payment terms.

As contemplated by the MOU, Boeing and Spirit also executed the 787 Amendment. The 787 Amendment establishes pricing terms for the B787-8, -9, and -10 derivative models between line unit 501 and line unit 1405. The 787 Amendment provides that the parties will negotiate pricing for B787 line units 1406 and beyond beginning 24 months prior to the scheduled delivery date for line unit 1405. In addition, the 787 Amendment provides that Spirit will repay to Boeing $235.0, less certain adjustments as a

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

retroactive adjustment for payments that were based on interim pricing, and that Boeing will assist Spirit regarding supply chain cost reduction opportunities on the B787 program. This amount was repaid in October 2017.

In the second quarter of 2017, as a result of the expected completion of the 787 Amendment, the Company formally extended the current contract block ending at line unit 1003 to line unit 1300 and established a planning block from line units 1301 to 1405. Based on the pricing updates, contract block extension, and planning block addition, the Company updated its estimated contract costs and revenue for the B787 program. As a result, the Company recorded a second quarter 2017 reach-forward loss $352.8 on its B787 program.

The foregoing descriptions of the Definitive Documentation do not purport to be complete and are qualified in their entirety by reference to the full text of the MOU, which was filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 29, 2017, and Sustaining Amendment #30 and the 787 Amendment, each of which are filed as an exhibit hereto. The B787 Special Business Provisions BCA-MS-65530-0019, dated June 16, 2005, as amended up to the 787 Amendment, and the related General Terms Agreement, dated June 16, 2005, as amended, are also filed as exhibits hereto. See Note 3, Changes in Estimates, Note 8, Advance Payments and Deferred Revenue/Credits, and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion of the Definitive Documentation.

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

In connection with the financing, the Company loaned $20.6 aggregate principal amount of a 1.0% loan (“Leverage Loan”) due December 2050, to the Investment Fund.  Additionally, Chase contributed $9.7 to the Investment Fund, and as such, Chase is entitled to substantially all of the benefits derived from the NMTCs.  The Investment Fund then contributed the proceeds to certain CDEs, which, in turn, loaned the funds on similar terms as the Leverage Loan to Spirit AeroSystems, Inc. a wholly-owned subsidiary of the Company.  The proceeds of the loans from the CDEs, including loans representing the capital contribution made by Chase, net of syndication fees, are restricted for use on the purchase and installation of equipment outlined within the NMTC agreement.  As of September 28, 2017, after qualifying capital expenditures, the Company held restricted cash of $3.2.

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

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

•	our ability to continue to grow our business and execute our growth strategy, including the timing, execution, and profitability of new and maturing programs;

•	our ability to perform our obligations under our new and maturing commercial, business aircraft and military development programs, and the related recurring production;

•	our ability to accurately estimate and manage performance, cost, and revenue under our contracts, including our ability to achieve certain cost reductions with respect to the B787 program;

•	margin pressures and the potential for additional forward losses on new and maturing programs;

•	our ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft;

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

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the section captioned “Risk Factors” in the Company’s 2016 Form 10-K, our Form 10-Qs for the quarters ended March 30, 2017 and June 29, 2017, for a more complete discussion of these and other factors that may affect our business.

Management’s Focus

The Company’s focus is on ensuring that our quality, operational performance, and cost performance are world class. As we continue to position the Company for future success, our focus in 2017 remains executing our supply chain strategy, improving our productivity, and meeting our customers’ requirements for production rate changes. Additionally, we will strive to become more innovative by investing in technology and automation. These investments will be aimed at reducing costs and allowing us to meet increasing production rates on many of our programs as well as ensuring we are remaining competitive for the next generation of aircraft. Additionally, we will focus on positioning ourselves for growth within both the commercial and defense markets. Considering the strong demand for commercial aircraft and the expected continued need for defense aircraft for the foreseeable future, both markets offer possibilities for growth.

Recent Events

In the fourth quarter of 2016, the aftermath of Hurricane Matthew caused the Company's Kinston, North Carolina site operations to temporarily shut down. We are currently pursuing claims to recover a portion of our losses related to the shut down under applicable insurance policies.

In October 2017, the Company entered into an agreement to sell, without recourse, certain trade accounts receivable balances to a third party financial institution. The Company will have no retained interests in the receivables sold. Transfers under this agreement will be accounted for as a sale of receivables with any loss on sale recorded to other income and expense.

In November 2014, Spirit and Boeing entered into the November 2014 MOA. As part of the November 2014 MOA, Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices, and other issues across multiple programs during 2015. The parties did not reach an agreement on pricing until August 1, 2017, when Boeing and the Company executed the MOU. The MOU and the Definitive Documentation provide that the Company will repay to Boeing $235.0 less certain adjustments as a retroactive adjustment for payments that were based on interim pricing. As a result, the $235.0 is reflected in other current liabilities on the Company's balance sheet. This amount was repaid in October 2017.

Programs

Boeing 787 and Legacy Programs

On August 1, 2017, Boeing and the Company through its subsidiary, Spirit, entered into the MOU, which required Boeing and Spirit to negotiate and execute definitive documentation implementing the agreements set forth in the MOU by September 29, 2017.

On September 22, 2017, Boeing and Spirit completed their negotiation of such definitive documentation and entered into Sustaining Amendment #30. Sustaining Amendment #30 generally establishes pricing terms for the B737, B747, B767, and B777 models (excluding the B777x) through 2022 (with certain limited exceptions). Sustaining Amendment #30 further provides that Boeing and Spirit will negotiate follow-on pricing for periods beyond January 1, 2023 beginning 24 months prior to January 1, 2023. If Boeing and Spirit are unable to reach an agreement with respect to follow-on pricing prior to January 1, 2023, Sustaining Amendment #30 provides a mechanism to establish interim pricing that takes into account escalation and reduces certain rate-based discounts. In addition, Sustaining Amendment #30 provides that the parties will make certain investments for rate increases on the B737 program and implements industry standard payment terms.

As contemplated by the MOU, Boeing and Spirit also executed the 787 Amendment. The 787 Amendment establishes pricing terms for the B787-8, -9, and -10 derivative models between line unit 501 and line unit 1405. The 787 Amendment provides that the parties will negotiate pricing for B787 line units 1406 and beyond beginning 24 months prior to the scheduled delivery date for line unit 1405.

In addition, the 787 Amendment provides that Spirit will repay to Boeing $235.0 million less certain adjustments as a retroactive adjustment for payments that were based on interim pricing, and that Boeing will assist Spirit regarding supply chain cost reduction opportunities on the B787 program.

As a result of the expected completion of the 787 Amendment, in the second quarter of 2017, the Company formally extended the current contract block ending at line unit 1003 to line unit 1300, which is in line with program accounting quantities established by Boeing. In addition, the Company established a planning block from line units 1301 to 1405, which is consistent with negotiated firm pricing as well as third-party long-term market forecasts for the B787 aircraft. The contract block quantity change was made in accordance with applicable accounting guidance as well as the Company’s accounting policies and past practices.

Based on the pricing update, contract block extension, and planning block addition, the Company updated its estimated contract costs and revenue for the B787 program. As a result, the Company recorded a second quarter 2017 reach-forward loss of $352.8 on the B787 program.

The amount of the reach-forward loss we recorded in the second quarter of 2017 for the B787 program is dependent upon our ability to achieve certain cost reductions. While we believe we will achieve these cost reductions, we cannot guarantee they will be achieved. If they are not achieved, we may need to record an additional forward loss.

The foregoing descriptions of the MOU, Sustaining Amendment #30, and the 787 Amendment do not purport to be complete and are qualified in their entirety by reference to the full text of the MOU, which was filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 29, 2017, and Sustaining Amendment #30 and the 787 Amendment, each of which are filed as an exhibit hereto. The B787 Special Business Provisions BCA-MS-65530-0019, dated June 16, 2005, as amended up to the 787 Amendment, and the related General Terms Agreement, dated June 16, 2005, are also filed as exhibits hereto. See Note 3, Changes in Estimates, Note 8, Advance Payments and Deferred Revenue/Credits, and Note 21, Boeing Definitive Documentation, to our condensed consolidated financial statements for additional discussion of the Definitive Documentation.

A350 XWB - Fuselage Program

As previously disclosed, our A350 XWB fuselage recurring program experienced various production inefficiencies in its earlier stages of production which resulted in previously recorded forward losses, mostly driven by early development discovery and engineering changes to the aircraft design, as well as higher test and transportation costs. The Company could record additional forward loss charges if there are further changes to revenue and cost estimates and/or if risks are not mitigated.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended		Nine Months Ended
	September 28, 2017	September 29, 2016	September 28, 2017	September 29, 2016
	($ in millions)		($ in millions)
Net revenues	$1,748.2	$1,711.4	$5,268.4	$5,222.9
Cost of sales	1,478.5	1,439.4	4,738.3	4,470.4
Gross profit	269.7	272.0	530.1	752.5
Selling, general and administrative	48.8	52.2	146.8	172.4
Impact of severe weather event	—	—	19.9	—
Research and development	9.5	5.4	21.2	15.9
Operating income	211.4	214.4	342.2	564.2
Interest expense and financing fee amortization	(10.4)	(12.2)	(30.1)	(47.5)
Other income (expense), net	1.9	(0.3)	4.6	(8.7)
Income before income taxes and equity in net income of affiliate	202.9	201.9	316.7	508.0
Income tax provision	(55.9)	(57.3)	(84.9)	(147.8)
Income before equity in net income of affiliate	147.0	144.6	231.8	360.2
Equity in net income of affiliate	0.2	0.5	0.3	1.3
Net income	$147.2	$145.1	$232.1	$361.5

Comparative shipset deliveries by model are as follows:

	Three Months Ended		Nine Months Ended
Model	September 28, 2017	September 29, 2016	September 28, 2017	September 29, 2016
B737	137	126	399	384
B747	1	2	4	7
B767	8	6	21	19
B777	15	26	55	77
B787	37	30	105	99
Total Boeing	198	190	584	586
A320 Family	146	135	452	427
A330/340	21	17	60	50
A350 XWB	18	16	65	50
A380	2	4	10	17
Total Airbus	187	172	587	544
Business/Regional Jets	19	22	67	59
Total	404	384	1,238	1,189

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

Net revenues by prime customer are as follows:

	Three Months Ended		Nine Months Ended
Prime Customer	September 28, 2017	September 29, 2016	September 28, 2017	September 29, 2016
	($ in millions)		($ in millions)
Boeing	$1,418.8	$1,410.2	$4,172.7	$4,257.2
Airbus	257.4	240.4	853.8	744.2
Other	72.0	60.8	241.9	221.5
Total net revenues	$1,748.2	$1,711.4	$5,268.4	$5,222.9

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

During the second quarter of 2017, we recognized total changes in estimates of $(4.8) million, which included net forward loss charges of $2.0 million, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2017 of $2.8 million. During the same period in the prior year, we recognized a total charge for changes in estimates of $5.5 million, which included net forward loss charges of $1.2 million and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2016 of $(4.3) million.

Three Months Ended September 28, 2017 as Compared to Three Months Ended September 29, 2016

Net Revenues.  Net revenues for the three months ended September 28, 2017 were $1,748.2 million, an increase of $36.8 million, or 2%, compared to net revenues of $1,711.4 million for the same period in the prior year. Higher revenues were recorded for the Fuselage Systems and Wing Systems segments and lower revenues were recorded for the Propulsion Systems segment during the third quarter of 2017 compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries on the B737, B787, A350 XWB, and A320 programs, higher revenues recognized on certain non-recurring Boeing programs, and increased defense related activities, partially offset by lower production deliveries on the B777 and decreased Global Customer Support and Services (“GCS&S”) activity in the third quarter of 2017. Approximately 96% of Spirit’s net revenues for the third quarter of 2017 came from our two largest customers, Boeing and Airbus.

Total production deliveries to Boeing increased to 198 shipsets during the third quarter of 2017, compared to 190 shipsets delivered in the same period of the prior year, primarily driven by increased production on the B737 and B787 programs, partially offset by decreased production on the B777 program. Total production deliveries to Airbus increased to 187 shipsets during the third quarter of 2017, compared to 172 shipsets delivered in the same period of the prior year, primarily driven by increased production of the A320, A350 XWB, and A330 programs, partially offset by lower A380 deliveries. Total production deliveries of business/regional jet wing and wing components decreased to 19 shipsets during the third quarter of 2017, compared to 22 shipsets delivered in the same period of the prior year, driven by lower production on the CSeries and the Rolls-Royce BR725 programs. In total, production deliveries increased to 404 shipsets during the third quarter of 2017, compared to 384 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $269.7 million for the three months ended September 28, 2017, as compared to $272.0 million for the same period in the prior year.  The decrease in gross profit was primarily driven by decreased deliveries on the B777 program and decreased GCS&S activity, partially offset by increased deliveries on higher profit programs and increased work on certain non-recurring Boeing programs.

SG&A and Research and Development.  SG&A expense was $3.4 million lower for the three months ended September 28, 2017, compared to the same period in the prior year. Research and development expense was $4.1 million higher for the three months ended September 28, 2017, compared to the same period in the prior year, primarily due to more internal projects underway.

Operating Income.  Operating income for the three months ended September 28, 2017 was $211.4 million, a decrease of $3.0 million, or (1)% compared to operating income of $214.4 million for the same period in the prior year. The decrease in operating income was primarily driven by primarily driven by decreased deliveries on the B777 program and decreased GCS&S activity, partially offset by increased deliveries on higher profit programs and increased work on certain non-recurring Boeing programs.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended September 28, 2017 includes $9.0 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs and original issue discount, compared to $11.1 million of interest and fees paid or accrued in connection with long-term debt and $0.8 million in amortization of deferred financing costs and original issue discount for the same period in the prior year.

Other (Expense) Income, net. Other income, net for the three months ended September 28, 2017 was $1.9 million, compared to Other expense, net of $0.3 million for the same period in the prior year. Other income, net during the third quarter of 2017 was primarily driven by foreign exchange rate gains as the British Pound value strengthened against the U.S. Dollar.

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

The income tax provision for the three months ended September 28, 2017 includes $52.8 million for federal taxes, $0.4 million for state taxes, and $2.7 million for foreign taxes. The income tax provision for the three months ended September 28, 2016 includes $53.3 million for federal taxes, $2.7 million for state taxes, and $1.3 million for foreign taxes. The effective tax rate for the three months ended September 28, 2017 was 27.5% as compared to 28.4% for the same period in 2016. The difference in the effective tax rate recorded for 2017 as compared to 2016 was primarily related to higher pre-tax book income in jurisdictions with tax rates lower than the U.S. rate and higher state tax credits generated in 2017, offset by lower federal R&D credits generated and lower U.S. qualified domestic production activities deduction in 2017. The decrease from the U.S. statutory tax rate is primarily attributable to a pre-tax income in jurisdictions with tax rates lower than the U.S. rate, the inclusion of the tax effects of the U.S. qualified domestic production activities deduction, and the generation of federal research and state income tax credits.
Segments.  The following table shows segment revenues and operating income for the three months ended September 28, 2017 and September 29, 2016:

	Three Months Ended
	September 28, 2017	September 29, 2016
	($ in millions)
Segment Revenues
Fuselage Systems	$957.0	$880.3
Propulsion Systems	407.9	453.0
Wing Systems	382.2	376.8
All Other	1.1	1.3
	$1,748.2	$1,711.4
Segment Operating Income
Fuselage Systems	$148.3	$142.5
Propulsion Systems	74.2	77.5
Wing Systems	50.9	51.1
All Other	0.2	0.6
	273.6	271.7
Corporate SG&A	(48.8)	(52.2)
Impact of severe weather event	—	—
Research and development	(9.5)	(5.4)
Unallocated cost of sales(1)	(3.9)	0.3
Total operating income	$211.4	$214.4

(1) Includes $1.5 million and $7.7 million of warranty expense for the three months ended September 28, 2017 and September 29, 2016, respectively. Also includes $7.9 million for the settlement of historical claims with suppliers for the three months ended September 29, 2016.

Fuselage Systems, Propulsion Systems, Wing Systems, and All Other represented approximately 55%, 23%, 22%, and less than 1%, respectively, of our net revenues for the three months ended September 28, 2017.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended September 28, 2017 were $957.0 million, an increase of $76.7 million, or 9%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the B737 and A350 XWB programs, increased defense-related activity, and increased revenue on certain non-recurring Boeing programs, partially offset by lower production deliveries on the B777 program. Fuselage Systems segment operating margins were 15% for the three month period ended September 28, 2017, compared to 16% for the same period in the prior year. In the third quarter of 2017, the segment recorded unfavorable cumulative catch-up adjustments of $2.4 million and net forward loss charges of $0.9 million. In comparison, during the third quarter of 2016, the segment recorded unfavorable cumulative catch-up adjustments of $1.9 million and net forward loss charges of $1.6 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended September 28, 2017 were $407.9 million, a decrease of $45.1 million, or 10%, compared to the same period in the prior year. The decrease was primarily due to lower production deliveries on the B777 and B747 programs, decreased GCS&S activity, and lower revenues recognized on the B787 program, partially offset by higher deliveries on the B737 program. Propulsion Systems segment operating margins were 18% for the three months ended September 28, 2017, compared to 17% for the same period in the prior year. The segment recorded favorable cumulative catch-up adjustments of $2.4 million and favorable changes in estimates on our loss programs of $1.3 million for the three months ended September 28, 2017. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $1.6 million as well as net forward loss charges of $0.5 million.

Wing Systems.  Wing Systems segment net revenues for the three months ended September 28, 2017 were $382.2 million, an increase of $5.4 million, or 1%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the A350 XWB, A320, and B737 programs, partially offset by lower production deliveries on the B777 and A380 programs. Wing Systems segment operating margins were 13% for the three months ended September, 2017, compared to 14% for the same period in the prior year. In the third quarter of 2017, the segment recorded net forward loss charges of $2.4 million as well as favorable cumulative catch-up adjustments of $2.8 million. In comparison, during the third quarter of 2016, the segment recorded $0.9 million of favorable changes in estimates on loss programs, partially offset by unfavorable cumulative catch-up adjustments of $0.8 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and natural gas revenues from KIESC. In the three months ended September 28, 2017, All Other segment net revenues were $1.1 million, a decrease of $0.2 million compared to the same period in the prior year primarily due to lower revenue from tooling contracts and lower sundry sales.

Nine Months Ended September 28, 2017 as Compared to Nine Months Ended September 29, 2016

Net Revenues.  Net revenues for the nine months ended September 28, 2017 were $5,268.4 million, an increase of $45.5 million, or less than one percent, compared to net revenues of $5,222.9 million for the same period in the prior year. Higher revenues were recorded for the Fuselage Systems and Wing Systems segments and lower revenues were recorded for the Propulsion Systems segment during the first nine months of 2017 as compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries of the B737, A350 XWB, and A320 programs, increased defense related activities, and higher revenues recognized on certain non-recurring Boeing programs, partially offset by lower production deliveries of the B777 and B747 and decreased GCS&S work. Approximately 95% of Spirit’s net revenues for the first three quarters of 2017 came from our two largest customers, Boeing and Airbus.

Production deliveries to Boeing decreased slightly to 584 shipsets during the first nine months of 2017, compared to 586 shipsets delivered in the same period of the prior year, primarily driven by decreased production of the B777 program, partially offset by increased production on the B737 and B787 programs. Production deliveries to Airbus increased to 587 shipsets during the first nine months of 2017, compared to 544 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 and A350 XWB programs, partially offset by lower A380 deliveries. Production deliveries of business/regional jet wing and wing components increased to 67 shipsets during the first nine months of 2017, compared to 59 shipsets delivered in the same period of the prior year. In total, production deliveries increased by 6% to 1,238 shipsets during the first nine months of 2017, compared to 1,189 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $530.1 million, or 10%, for the nine months ended September 28, 2017, as compared to $752.5 million, or 14%, for the same period in the prior year. The decrease in gross profit was primarily driven by the recognition of the $352.8 million reach-forward loss on the B787 program in the second quarter of 2017, partially offset by the absence of a $135.7 million forward loss charge on the A350 XWB fuselage program recognized during the second quarter of 2016.

SG&A and Research and Development.  SG&A expense was $25.6 million lower for the nine months ended September 28, 2017, compared to the same period in the prior year primarily due to expenses recognized in 2016 related to executive retirements and severance, including stock compensation. Research and development expense was $5.3 million higher for the nine months ended September 28, 2017, compared to the same period in the prior year primarily due to more internal projects underway.

Impact of Severe Weather Event.  For the nine months ended September 28, 2017, the Company recorded a $19.9 million charge against operating income related to the aftermath of Hurricane Matthew, which caused the Company's Kinston, North Carolina site operations to temporarily shut down in the fourth quarter of 2016.

Operating Income.  Operating income for the nine months ended September 28, 2017 was $342.2 million, a decrease of $222.0 million, or 39%, compared to operating income of $564.3 million for the same period in the prior year. The decrease in operating income was primarily the result of higher net forward loss charges recorded in the second quarter of 2017 than in 2016, decreased sales on the B777 and B747 programs, decreased GCS&S activity in 2017, and expenses related to the impact of the severe weather event. These decreases were partially offset by increased sales on the A320 program, the reversal of a customer litigation reserve, and the absence of executive retirement and severance expenses recognized in the second quarter of 2016.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the nine months ended September 28, 2017 includes $27.0 million of interest and fees paid or accrued in connection with long-term debt and $2.6 million in amortization of deferred financing costs and original issue discount, compared to $29.0 million of interest and fees paid or accrued in connection with long-term debt and $18.5 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. During the first nine months of 2016, we recognized $15.8 million in interest expense for the write-down of deferred financing costs, original issue discount and third party fees and a call premium resulting from the financing activities that occurred during the second quarter of 2016 which included the amendment and restatement of our senior credit agreement and redemption of our senior notes due in 2020 using proceeds from the issuance of our 2026 Notes. The refinancing activity also resulted in lower interest expense recognized during 2017 due to lower interest rates on our bonds compared to 2016. This decrease was partially offset by increasing LIBOR rates and interest rate swaps.

Other (Expense) Income, net. Other income for the nine months ended September 28, 2017 was $4.6 million, compared to Other expense of $8.7 million for the same period in the prior year. Other expense during 2016 was primarily driven by foreign exchange rate losses as the British Pound value weakened against the U.S. Dollar.

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

The income tax provision for the nine months ended September 28, 2017 includes $69.8 million for federal taxes, $0.9 million for state taxes, and $14.2 million for foreign taxes. The income tax provision for the nine months ended September 29, 2016 includes $136.2 million for federal taxes, $5.0 million for state taxes and $6.6 million for foreign taxes. The effective tax rate for the nine months ended September 28, 2017 was 26.8% as compared to 29.1% in 2016. The difference in the effective tax rate recorded for 2017 as compared to 2016 is primarily related to higher pre-tax income in jurisdictions with tax rates lower than the U.S. rate in 2017 and the proportional tax rate effects of lower pre-tax income in 2017. The decrease from the U.S. statutory tax rate in attributable primarily to pre-tax income in jurisdictions with tax rates lower than the U.S. rate, the inclusion of the tax effects of the U.S. qualified domestic production activities deduction, the generation of federal research and state income tax credits, and share based compensation excess tax benefit.

Segments.  The following table shows segment revenues and operating income for the nine months ended September 28, 2017 and September 29, 2016:

	Nine Months Ended
	September 28, 2017	September 29, 2016
	($ in millions)
Segment Revenues
Fuselage Systems	$2,812.1	$2,679.7
Propulsion Systems	1,250.7	1,373.3
Wing Systems	1,201.7	1,161.5
All Other	3.9	8.4
	$5,268.4	$5,222.9
Segment Operating Income
Fuselage Systems	$218.5	$340.9
Propulsion Systems	188.9	250.9
Wing Systems	140.2	174.7
All Other	(0.5)	2.0
	547.1	768.5
Corporate SG&A	(146.8)	(172.4)
Research and development	(21.2)	(15.9)
Unallocated cost of sales(1)	(17.0)	(16.0)
Total operating income	$342.2	$564.2

(1)
Includes $3.2 million and $12.0 million of warranty expense for the nine months ended September 28, 2017 and September 29, 2016, respectively. Also includes a charge for excess purchases and purchase commitments of $10.6 million for the nine months ended September 28, 2017 and $11.8 million related to early retirement incentives for the nine months ended September 29, 2016.

Fuselage Systems.  Fuselage Systems segment net revenues for the nine months ended September 28, 2017 were $2,812.1 million, an increase of $132.4 million, or 5%, compared to the same period in the prior year. The increase was primarily due to increased deliveries on the B737, B787, and A350 XWB programs, increased defense related activities, and higher revenue recognized on certain nonrecurring Boeing programs, partially offset by decreased deliveries on the B777, decreased GCS&S activity, and lower net revenues recognized on the B787 program. Fuselage Systems segment operating margins were 8% for the nine months ended September 28, 2017, compared to 13% for the same period in the prior year. The decrease was primarily driven by the recognition of a $230.5 million reach-forward loss on the B787 program, partially offset by the absence of a $135.7 million net forward loss charge recorded on the A350 XWB fuselage program in the second quarter of 2016. In the first nine months of 2017, the segment recorded net forward loss charges of $238.5 million, slightly offset by favorable cumulative catch-up adjustments of $5.3 million. In comparison, during the first nine months of 2016, the segment recorded net forward loss charges of $133.0 million, slightly offset by favorable cumulative catch-up adjustments of $15.1 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the nine months ended September 28, 2017 were $1,250.7 million, a decrease of $122.6 million, or 9%, compared to the same period in the prior year. The decrease was primarily due to decreased deliveries on the B777 and B747 programs, decreased GCS&S activity, and lower net revenues recognized on the B787 program, partially offset by increased deliveries on the B737 program and higher revenue recognized on certain non-recurring Boeing programs. Propulsion Systems segment operating margins were 15% for the nine months ended September 28, 2017, compared to 18% for the same period in the prior year. The decrease in margins was primarily driven by the recognition of a $48.3 million reach-forward loss charge on the B787 program. In the first nine months of 2017, the segment recorded favorable cumulative catch-up adjustments of $4.3 million and net forward loss charges of $46.7 million. In comparison, during the first nine months of 2016, the segment recorded $6.0 million of favorable change in estimates on loss programs, partially offset by unfavorable cumulative catch-up adjustments of $1.8 million.

Wing Systems.  Wing Systems segment net revenues for the nine months ended September 28, 2017 were $1,201.7 million, an increase of $40.2 million, or 3%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries of the B787, A350 XWB, and A320 programs and higher net revenues recognized on the B787 program, partially offset by lower B777, B747, and A380 wing related activity and the absence of a one-time customer claim settlement recorded in the second quarter of 2016. Wing Systems segment operating margins were 12% for the nine months ended September 28, 2017, compared to 15% for the same period in the prior year, driven primarily by a $74.0 million reach-forward loss charge recognized on the B787 program. In the first nine months of 2017, the segment recorded net forward loss charges of $77.4 million, partially offset by favorable cumulative catch-up adjustments of $19.1 million. In comparison, during the first nine months of 2016, the segment recorded favorable cumulative catch-up adjustments of $18.7 million as well as $5.1 million of favorable changes in estimates on loss programs.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the nine months ended September 28, 2017, All Other segment net revenues were $3.9 million, a decrease of $4.5 million compared to the same period in the prior year primarily due to lower revenue from tooling contracts. The All Other segment recorded (13)% operating margins for the nine months ended September 28, 2017.

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

As of September 28, 2017, we had $726.6 million of cash and cash equivalents on the balance sheet and $650.0 million of available borrowing capacity under our A&R Credit Agreement. There were no borrowings or outstanding balances under our Revolver as of September 28, 2017. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations, and borrowings available under our Revolver will be sufficient to fund our operations, inventory growth, planned capital investments, quarterly dividends, research and development expenditures, and scheduled debt service payments for at least the next twelve months.

Cash Flows

The following table provides a summary of our cash flows for the three months ended September 28, 2017 and September 29, 2016:

	For the nine months ended
	September 28, 2017	September 29, 2016
	($ in millions)
Net cash provided by operating activities	$624.6	$574.4
Net cash used in investing activities	(138.4)	(156.2)
Net cash used in financing activities	(462.9)	(699.0)
Effect of exchange rate change on cash and cash equivalents	5.6	(6.1)
Net decrease in cash and cash equivalents for the period	28.9	(286.9)
Cash and cash equivalents, beginning of period	697.7	957.3
Cash and cash equivalents, end of period	$726.6	$670.4

Nine Months Ended September 28, 2017 as Compared to Nine Months Ended September 29, 2016

Operating Activities. For the nine months ended September 28, 2017, we had a net cash inflow of $624.6 million from operating activities, an increase of $50.2 million compared to a net cash inflow of $574.4 million for the same period in the prior year. The increase in net cash provided by operating activities was primarily due to timing of customer payments, partially offset by higher payments of annual employee bonuses and lower receipts of deferred revenue and advance payments from customers.

Investing Activities. For the nine months ended September 28, 2017, we had a net cash outflow of $138.4 million for investing activities, a decrease in outflow of $17.8 million compared to a net cash outflow of $156.2 million for the same period in the prior year. The decrease in cash outflow is due to a decrease in capital expenditures during the first nine months of 2017.

Financing Activities. For the nine months ended September 28, 2017, we had a net cash outflow of $462.9 million for financing activities, a decrease in outflow of $236.1 million, compared to a net cash outflow of $699.0 million for the same period in the prior year. During the nine months ended September 28, 2017, the Company repurchased 6,337,741 shares of its class A common stock for $402.1 million, compared to 14,244,227 shares repurchased for $649.6 million during the same period in the prior year. Additionally, during the nine months ended September 28, 2017, the Company paid cash dividends totaling $35.7 million to its stockholders of record.
Future Cash Needs and Capital Spending
Our primary future cash needs will consist of working capital, debt service, research and development, capital expenditures, potential share repurchases, dividend payments, and merger and acquisition or disposition activities. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs, including the B737, B787, A320, and A350 XWB programs. In response to announced Boeing and Airbus production rate increases, we are evaluating various plans to relieve capacity constraints. We may also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Capital expenditures for the nine months ended September 28, 2017 totaled $138.7 million, as compared to $156.8 million for the same period in 2016. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, borrowings available under our Revolver or from capital markets transactions, and proceeds from asset sales, if any.

Pension and Other Post Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at September 28, 2017 and we anticipate non-cash pension income for 2017 to remain at or near the same level as 2016. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 13, Pension and Other Post-Retirement Benefits, to our condensed consolidated financial statements for more information on the Company’s pension plans.

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 million and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps was a liability of $1.9 million as of September 28, 2017. For the nine months ended September 28, 2017, the Company recorded a loss related to swap activity of $1.9 million.

Debt and Other Financing Arrangements

On September 22, 2017, the Company, the lenders, and the administrative agent entered into Amendment No. 1 to the A&R Credit Agreement, which made certain minor administrative changes to the A&R Credit Agreement to account for the Company’s upcoming adoption of ASU 2014-09, among other things. As of September 28, 2017, the outstanding balance of the Term Loan was $475.0 million and the carrying value was $473.1 million.

The carrying value of the 2022 Notes was $294.5 million as of September 28, 2017.

The carrying value of the 2026 Notes was $297.2 million as of September 28, 2017.

See Note 12, Debt, to our condensed consolidated financial statements for more information.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement, which are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. In April 2014, the Company signed a memorandum of agreement with Boeing which suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015 and any repayments which otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1001 through 1120. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of September 28, 2017, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $353.9 million.

Advances on the A350 Fuselage Program.  In March 2012, we signed a Memorandum of Agreement with Airbus providing for Airbus to make advance payments to us in 2012. The advance payments are offset against the recurring price of A350 XWB shipsets invoiced by Spirit, at a rate of $1.25 million per shipset. As of September 28, 2017, the amount of advance payments received and not yet repaid was approximately $32.5 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2017 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized, and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2016 Form 10-K is included in Note 17, Commitments, Contingencies and Guarantees, to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2016 Form 10-K, as updated in our Form 10-Q for the quarters ended March 30, 2017 and June 29, 2017, which could materially affect our business, financial condition, or results of operations. There have been no material changes to the Company’s risk factors previously disclosed in our 2016 Form 10-K, as updated in our Form 10-Qs for the quarters ended March 30, 2017 and June 29, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended September 28, 2017.

The following table provides information about our repurchases during the three months ended September 28, 2017 of our class A common stock that is registered pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

June 30, 2017 - August 3, 2017	—	—	—	$792.4
August 4, 2017 - August 31, 2017	1,644,018	$70.3359	1,644,018	$676.8
September 1, 2017 - September 28, 2017	1,048,833	$75.2049	1,048,833	$597.9
Total	2,692,851	$72.2323	2,692,851	$597.9

(1)
Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, August 3, 2017 was the last day of our July 2017 fiscal month.

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
10.1*
Amendment No. 1 to Credit Agreement, dated September 22, 2017, between Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent.

10.2†*	Amendment No. 30 to Special Business Provisions (SBP) MS-65530-0016, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.

10.3†*
B787 General Terms Agreement BCA-65520-0032between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the General Terms Agreement, dated June 16, 2005, Amendment No. 1 thereto, dated June 19, 2009, and Amendment No. 2 thereto, dated May 12, 2011.

10.4†*
B787 Special Business Provisions BCA-MS-65530-0019, dated August 20, 2012, between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the Special Business Provisions, dated June 16, 2005, and Amendments 1 through 19 thereto.

10.5†*	Amendment No. 20 to B787 Special Business Provisions BCA-MS-65530-0019, dated June 5, 2013, between The Boeing Company and Spirit AeroSystems, Inc.

10.6†*	Amendment No. 21 to B787 Special Business Provisions BCA-MS-65530-0019, dated July 1, 2014, between The Boeing Company and Spirit AeroSystems, Inc.

10.7†*	Amendment No. 22 Revision 1 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 4, 2014, between The Boeing Company and Spirit AeroSystems, Inc.

10.8†*	Amendment No. 23 to B787 Special Business Provisions BCA-MS-65530-0019, dated August 3, 2015, between The Boeing Company and Spirit AeroSystems, Inc.

10.9†*	Amendment No. 24 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 16, 2015, between The Boeing Company and Spirit AeroSystems, Inc.

10.10†*	Amendment No. 25 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.

10.11††
Collective Resolution Memorandum of Understanding, dated as of August 1, 2017, between the Boeing Company and Spirit AeroSystems, Inc. (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 29, 2017, filed with the Securities and Exchange Commission on August 4, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS@*	XBRL Instance Document.

101.SCH@*	XBRL Taxonomy Extension Schema Document.

101.CAL@*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF@*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB@*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE@*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

††	Indicates that confidential treatment for certain portions of the exhibit was granted by the Securities and Exchange Commission on September 8, 2017.

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Sanjay Kapoor	Executive Vice President and Chief Financial	November 3, 2017
Sanjay Kapoor	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ Mark J. Suchinski	Vice President and Corporate Controller (Principal Accounting Officer)	November 3, 2017
Mark J. Suchinski