Form 10-K
period 2017-12-31
Spirit AeroSystems Holdings, Inc.
filed 2018-02-09
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the class A common stock on June 29, 2017, as reported on the New York Stock Exchange was approximately $6,733,804,971.
As of February 2, 2018, the registrant had outstanding 114,489,203 shares of class A common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed not later than 120 day after the end of the fiscal year covered by this Report are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report includes “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “should,” “target,” “will,” “would,” and other similar words or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.
Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:

•	our ability to continue to grow our business and execute our growth strategy, including the timing, execution, and profitability of new and maturing programs;

•	our ability to perform our obligations under our new and maturing commercial, business aircraft, and military development programs, and the related recurring production;

•	our ability to accurately estimate and manage performance, cost, and revenue under our contracts, including our ability to achieve certain cost reductions with respect to the B787 program;

•	margin pressures and the potential for additional forward losses on new and maturing programs;

•	our ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft;

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

•
any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals, or reduced orders by their customers or from labor disputes, domestic or international hostilities, or acts of terrorism;

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

•
the effect of changes in tax law, such as the effect of the Tax Cuts and Jobs Act (the ‘TCJA”) that was enacted on December 22, 2017, and changes to the interpretations of or guidance related thereto, and the Company’s ability to accurately calculate and estimate the effect of such changes;

•	our ability to effectively assess, manage, and integrate acquisitions that we pursue;

•	our ability to continue selling certain of our receivables through our supplier financing program;

•	any reduction in our credit ratings;

•	our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components;

•	our ability to recruit and retain a critical mass of highly-skilled employees and our relationships with the unions representing many of our employees;

•	spending by the U.S. and other governments on defense;

•	the possibility that our cash flows and our credit facility may not be adequate for our additional capital needs or for payment of interest on and principal of our indebtedness;

•	our exposure under our revolver to higher interest payments should interest rates increase substantially;

•
the risks of doing business internationally, including fluctuations in foreign current exchange rates, impositions of tariffs or embargoes, compliance with foreign laws, and domestic and foreign government policies, among other things;

•	the effectiveness of any interest rate hedging programs;

•	the effectiveness of our internal control over financial reporting;

•	the outcome or impact of ongoing or future litigation, claims, and regulatory actions; and

•	our exposure to potential product liability and warranty claims.
These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the sections captioned “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for a more complete discussion of these and other factors that may affect our business.

PART I
Item 1.    Business
Our Company
Unless the context otherwise indicates or requires, as used in this Annual Report, references to “we,” “us,” “our,” and the “Company” refer to Spirit AeroSystems Holdings, Inc. and its consolidated subsidiaries. References to “Spirit” refer only to our subsidiary, Spirit AeroSystems, Inc., and references to “Spirit Holdings” or “Holdings” refer only to Spirit AeroSystems Holdings, Inc.
The Company, with its headquarters in Wichita, Kansas, is one of the largest independent non-Original Equipment Manufacturer (“OEM”) commercial aerostructures designer and manufacturer in the world. We design, engineer, and manufacture large, complex, and highly engineered commercial aerostructures such as fuselages, nacelles (including thrust reversers), struts/pylons, wing structures, and flight control surfaces. In addition to supplying commercial aircraft structures, we also design, engineer, and manufacture structural components for military aircraft. A portion of our defense business is classified by the U.S. Government and cannot be specifically described; however, it is included in our consolidated financial statements. We are a critical partner to our commercial and defense customers due to the broad range of products we currently supply to them and our leading design and manufacturing capabilities using both metallic and composite materials. For the twelve months ended December 31, 2017, we generated net revenues of $6,983.0 million and had net income of $354.9 million.
Operating Segments and Products
We operate in three principal segments: Fuselage Systems, Propulsion Systems, and Wing Systems. Our largest customer, The Boeing Company (“Boeing”), represents a substantial portion of our revenues in all segments. Further, our second largest customer, Airbus S.A.S., a division of Airbus Group SE (“Airbus”), represents a substantial portion of revenues in the Wing Systems segment. We serve customers in addition to Boeing and Airbus across our three principal segments; however, these customers currently do not represent a significant portion of our revenues and are not expected to in the near future. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts, and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas.

Segment	Percentage of Net Revenues for the Twelve Months Ended December 31, 2017	Locations	Commercial Programs	Non-Classified Defense Programs
Fuselage Systems	53%	Wichita, KS; Kinston, NC; St.-Nazaire, France	B737, B747, B767, B777, B787, A350 XWB	Sikorsky CH-53K, Bell Helicopter V280
Propulsion Systems	24%	Wichita, KS	B737, B747, B767, B777, B787, Rolls-Royce BR725 Engine, Mitsubishi Regional Jet, Bombardier CSeries
Wing Systems	23%	Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia and Kinston, North Carolina	B737, B747, B767, B777, B787, A320 family, A330, A350 XWB, A380	Various

Fuselage Systems. The Fuselage Systems segment includes development, production, and marketing of the following:

•	The forward section of the aerostructure, which houses the flight deck, passenger cabin, and cargo area;

•	The mid and rear fuselage sections;

•	Other structure components of the fuselage, including floor beams; and

•	Related spares and maintenance, repair, and overhaul (“MRO”) services.

Net revenue in the Fuselage Systems Segment amounted to $3,730.8 million, $3,498.8 million, and $3,447.0 million in 2017, 2016, and 2015, respectively.

Propulsion Systems. The Propulsion Systems Segment includes development, production, and marketing of the following:

•	Nacelles (including thrust reversers) - aerodynamic structure surrounding engines;

•	Struts/pylons - structure that connects the engine to the wing;

•	Other structural engine components; and

•	Related spares and MRO services.

Net revenue in the Propulsion Systems Segment amounted to $1,666.2 million, $1,777.3 million, and $1,750.7 million in 2017, 2016, and 2015, respectively.

Wing Systems. The Wing Systems Segment includes development, production, and marketing of the following:

•	Flaps and slats - flight control surfaces:

•	Wing structures - framework that consists mainly of spars, ribs, fixed leading edge, stringers, trailing edges, and flap track beams; and

•	Related spares and MRO services.

Net revenue in the Wing Systems Segment amounted to $1,578.8 million, $1,508.7 million, and $1,437.7 million in 2017, 2016, and 2015, respectively.
For financial information by business segment and geographic area see Note 22 to the Consolidated Financial Statements, Segment and Geographical Information.
Our Manufacturing, Engineering, and Support Services
Manufacturing
Our expertise is in designing, engineering, and manufacturing large-scale, complex aerostructures. We maintain seven state-of-the-art manufacturing facilities in Wichita, Kansas; Tulsa, Oklahoma; McAlester, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; Saint-Nazaire, France; and Subang, Malaysia.
Our core manufacturing competencies include:
•composites design and manufacturing processes;
•leading mechanized and automated assembly and fastening techniques;
•large-scale skin fabrication using both metallic and composite materials;
•chemical etching and metal bonding expertise;
•monolithic structures technology; and
•precision metal forming producing complex contoured shapes in sheet metal and extruded aluminum.
Our manufacturing expertise is supported by our state-of-the-art equipment. We have thousands of major pieces of equipment installed in our customized manufacturing facilities. For example, for the manufacture of the B787 composite forward fuselage, we installed one of the largest autoclaves in the world in our Wichita, KS facility. An autoclave is an enclosure device used in the manufacture of composite structures that generates controlled internal heat and pressure conditions used to cure and bond certain resins. We installed two comparable autoclaves as well as other specialized machines in Kinston, North Carolina to support our work on the A350 XWB. We intend to continue to make the appropriate investments in our facilities to support and maintain our industry-leading manufacturing expertise.
Engineering
The Company is an industry leader in aerospace engineering with access to talent across the globe. The purpose of the engineering organization is to provide continuous support for new and ongoing designs, technology innovation and development for customer advancements, and production-related process improvements. We possess a broad base of engineering skills for design, analysis, test, certification, tooling, and support of major fuselage, wing, and propulsion assemblies using both metallic and composite materials. In addition, our regulatory certification expertise helps ensure associated designs and design changes are compliant with applicable regulations.
Our industry-leading engineering capabilities are key strategic factors differentiating us from our competitors.

Global Customer Support & Services (“GCS&S”)
Through GCS&S, we provide rotable assets, components, repair solutions, and engineering services. Our inventory of rotable assets is available for lease, exchange, and purchase. Additionally, our global repair stations are staffed with technicians specializing in advanced composite repair techniques. We provide MRO services for both metallic and composite components, either on site or at certified MRO stations. We are equipped with original production manufacturing tooling and specialize in service bulletin maintenance for Spirit nacelle components.

Product	Description	Aircraft Program
MRO	Certified repair stations that provide complete on-site repair and overhaul; maintains global partnerships to support MRO services	B737, B747, B767, B777, B787 and Rolls-Royce BR725
Rotable Assets	Maintain a pool of rotable assets for sale, exchange, and/or lease	B737, B747, B767, B777
Engineering Services	Engineering, tooling, and measurement services. On-call field service representatives.	Multiple programs
Business Development
The Company’s core products include fuselages, pylons, nacelles, and wing components, and we continue to focus on business growth through the application of key strengths, including design for manufacturability, materials utilization expertise, targeted automation, advanced tooling and testing concepts, and determinate assembly to enable cost-effective, highly efficient production. We invest in new technology to bring the most advanced techniques, manufacturing, and automation to our customers.
The Company applies extensive experience in advanced material systems, manufacturing technologies, and prototyping to continually invent and patent new technologies that improve quality, lower costs, and increase production capabilities. Our business growth is focused on application of these strengths to expand into new addressable commercial and defense markets and customers.
Defense Business Growth
In addition to providing aerostructures for commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We have been awarded a significant amount of work for Boeing’s P-8, C40, and KC-46 Tanker. The Boeing P-8, C40, and KC-46 Tanker, which are commercial aircraft modified for military use. Other military programs for which we provide products include the development of the Sikorsky CH-53K, Bell Helicopter V280 tilt-rotor, and B-21 Raider. A portion of our defense business is classified by the U.S. Government, including the B-21 Raider program, and cannot be specifically described. The operating results of these classified contracts are included in our consolidated financial statements. The business risks associated with classified contracts historically have not differed materially from those of our other U.S. Government contracts. Our internal controls addressing the financial reporting of classified contracts are consistent with our internal controls for our non-classified contracts.
The following table summarizes by product and military program the major non-classified military programs that we currently have under contract.

Product	Applicable Segment	Description	Military Program
Low Observables	Wing Systems	Radar absorbent and translucent materials	Various
Rotorcraft	Fuselage Systems	Forward cockpit and cabin, fuselage	Sikorsky CH-53K Development Program, Bell Helicopter V280 Development Program
Other Military	Wing Systems	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	Various
Fabrication Business Growth
The Company offers customers a wide range of solutions from machining, skin and sheet metal fabrication, and chemical processing. These capabilities are utilized for both internal and external sourcing and include the following:

Fabrication	Description
Machine Fabrication
5-axis machining capabilities: high-speed aluminum fabrication up to 23 feet, seat track machining, and extensive hard metal capabilities.
3- and 4-axis machining capabilities: range of hard metal capabilities, multi-spindle machines, and manufactured parts

Sheet Metal Fabrication	Includes stretch and hydro forming, roll, hammer, profiling, gauge reduction of extrusions and aluminum heat treat, as well as subassemblies
Chemical Processing	Includes a range of hard and soft metals with one of the largest automated lines in the industry
Skin Fabrication	Include skin stretch forming up to 1,500 tons, laser scribe, trim and drill and chemical milling
Our Customers
Our revenues are substantially dependent on Boeing and Airbus. The loss of either of these customers would have a material adverse effect on the Company. For the twelve months ended December 31, 2017, approximately 79% (down from 81% in 2016) and 16% (up from 15% in 2016) of our net revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier for nearly all of the products we sell to Boeing and Airbus.
Boeing
We are the largest independent supplier of aerostructures to Boeing and manufacture aerostructures for every Boeing commercial aircraft currently in production, including the majority of the airframe content for the Boeing B737, the most popular major commercial aircraft in history, and the Boeing B787, Boeing’s next generation twin aisle composite aircraft. We supply these products through long-term supply agreements that cover the life of these programs, including any commercial derivative models. These supply agreements are described in more detail under “Our Relationship with Boeing” below. We believe our relationship with Boeing will allow us to continue to be an integral partner with Boeing in the designing, engineering, and manufacturing of complex aerostructures.
Airbus
We originally became a supplier to Airbus in April 2006 through the acquisition of BAE Aerostructures (the “BAE Acquisition”) and subsequently, won additional work packages with Airbus. We are one of the largest content suppliers of wing systems for the Airbus A320 family and are a significant supplier for the Airbus A380 and the Airbus A350 XWB. Under our supply agreement with Airbus for the A320, A330, and A340 families, we supply products for the life of the aircraft program. For the A350 XWB and A380 programs, we have long-term requirements contracts with Airbus. We believe we can leverage our relationship with Airbus and our history of delivering high-quality products to further increase our sales to Airbus and continue to partner with Airbus on new programs going forward.
Other Customers
Other customers include Northrop Grumman, Sikorsky, Rolls-Royce, Bombardier, Mitsubishi Aircraft Corporation and Bell Helicopter.
U.S. and International Customer Mix
Although most of our revenues are obtained from sales inside the U.S., we generated $1,260.1 million, $1,142.8 million, and $934.9 million in sales to international customers for the twelve months ended December 31, 2017, 2016, and 2015, respectively, primarily to Airbus. The international revenue is included primarily in the Wing Systems segment. All other segment revenues are primarily from U.S. sales. Approximately 4% of our long-lived assets based on book value are located in the U.K. with approximately another 4% of our long-lived assets located in countries outside the U.S. and the U.K. For financial information by business segment and geographic area see Note 22 to the Consolidated Financial Statements, Segment and Geographical Information.
Our Relationship with Boeing
A significant portion of Spirit’s operations related to Boeing aerostructures was owned and controlled by Boeing until 2005. On February 7, 2005, Spirit Holdings became a standalone Delaware company, and commenced operations on June 17, 2005 through the acquisition of Boeing’s operations in Wichita, Kansas, Tulsa, Oklahoma, and McAlester, Oklahoma (the “Boeing Acquisition”) by an investor group led by Onex Partners LP and Onex Corporation (together with its affiliates, “Onex”). As of

August 2014, Onex no longer held any investment in the Company. Boeing’s commercial aerostructures manufacturing operations in Wichita, Kansas and Tulsa and McAlester, Oklahoma, are referred to in this Report as “Boeing Wichita.”
In connection with the Boeing Acquisition, we entered into long-term supply agreements under which we are Boeing’s exclusive supplier for substantially all of the products and services provided by Boeing Wichita to Boeing prior to the Boeing Acquisition. These supply agreements include products for Boeing’s B737, B747, B767, and B777 commercial aircraft programs, as well as for certain products for Boeing’s B787 program. These supply agreements cover the life of these programs, including any commercial derivative models.
Supply Agreement with Boeing for B737, B747, B767, and B777 Programs ("Sustaining Programs")
Overview. Two documents effectively comprise the Sustaining Programs’ supply contract: (1) the Special Business Provisions (“Sustaining SBP”), which sets forth the specific terms of the Sustaining Programs’ supply arrangement, and (2) the General Terms Agreement (“Sustaining GTA,” and, together with the Sustaining SBP (and any related purchase order or contract, the “Sustaining Agreement”), which sets forth other general contractual provisions, including provisions relating to termination, events of default, assignment, ordering procedures, inspections, and quality controls. The Sustaining Agreement is a requirements contract that covers certain products, including fuselages, struts/pylons, and nacelles (including thrust reversers), wings and wing components, as well as tooling, for the Sustaining Programs for the life of these programs, including any commercial derivative models. During the term of the Sustaining Agreement, and absent default by Spirit, Boeing is obligated to purchase from Spirit all of its requirements for products covered by the Sustaining Agreement. Although Boeing is not required to maintain a minimum production rate, Boeing is subject to a maximum production rate above which it must negotiate with us regarding responsibility for recurring and non-recurring expenditures related to a capacity increase. The Sustaining Agreement is further summarized as follows:
Pricing. The initial pricing terms for recurring products under the Sustaining Agreement expired in May 2013. Under these terms, prices were adjusted each year based on a quantity-based price adjustment formula described in the Sustaining Agreement whereby average per-unit prices are higher at lower volumes and lower at higher volumes.
In April 2014, we entered into a Memorandum of Agreement with Boeing that established pricing terms for Sustaining Programs for the period commencing on April 1, 2014 and ending on December 31, 2015 (this agreement excluded the B737 MAX). The parties were unable to agree upon pricing on the Sustaining Programs for the periods beyond 2015; therefore, an interim payment mechanism was triggered commencing January 1, 2016. This interim payment mechanism was based upon existing prices, adjusted using a quantity-based price adjustment formula and specified annual escalation.
Interim pricing arrangements in effect during 2016 and prior periods were resolved on September 22, 2017, when Boeing and Spirit entered into Amendment No. 30 to the Sustaining SBP (“Sustaining Amendment #30”). Sustaining Amendment #30 generally establishes pricing terms for the Sustaining Program models (excluding the B777x) through December 31, 2022 (with certain limited exceptions). Sustaining Amendment #30 further provides that Boeing and Spirit will negotiate follow-on pricing for periods beyond January 1, 2023 beginning 24 months prior to January 1, 2023. If Boeing and Spirit are unable to reach an agreement with respect to follow-on pricing prior to January 1, 2023, Sustaining Amendment #30 provides a mechanism to establish interim pricing that takes into account escalation and reduces certain rate-based discounts. In addition, Sustaining Amendment #30 provides that the parties will make certain investments for rate increases on the B737 program and implements industry standard payment terms.
Tooling. Boeing owns all tooling used in production or inspection of products covered by the Sustaining Agreement. Spirit is responsible for providing all new tooling required for manufacturing and delivering products under the Sustaining Agreement, and Boeing acquires title to such tooling upon completion of the manufacturing of the tools and payment by Boeing. Although Boeing owns the tooling, Spirit has the limited right to use this tooling without any additional charge to perform its obligations to Boeing under the Sustaining Agreement. Spirit is responsible for maintaining and insuring the tooling. Spirit’s rights to use the tooling are subject to the termination provisions of the Sustaining Agreement.
Changes. Upon written notification to Spirit, Boeing has the right to make changes within the general scope of work performed by Spirit under the Sustaining Agreement. If any such change increases or decreases the cost or time required to perform, Boeing and Spirit must negotiate an equitable adjustment (based on rates, factors, and methodology set forth in the Sustaining Agreement) to the price or schedule to reflect the change, except that Spirit will be responsible for absorbing the cost of certain changes.
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
Termination for Convenience. Subject to the restrictions prohibiting Boeing from manufacturing certain products supplied by Spirit or purchasing such products from any other supplier, Boeing may, at any time, terminate all or part of any order under the

Sustaining Agreement by written notice to Spirit. If Boeing terminates all or part of an order, Spirit is entitled to compensation for certain costs.
Termination of Airplane Program. If Boeing decides not to initiate or continue production of a Sustaining Program model or commercial derivative because it determines there is insufficient business basis for proceeding, Boeing may terminate such model or derivative, including any order therefor, by written notice to Spirit. In the event of such a termination, Boeing will be liable to Spirit for any orders issued prior to the date of the termination notice and may also be liable for certain termination costs.
Events of Default and Remedies. It is an “event of default” under the Sustaining Agreement if Spirit:

(1)	fails to deliver products;

(2)	fails to provide certain “assurances of performance”;

(3)	breaches the provisions of the Sustaining Agreement relating to intellectual property and proprietary information;

(4)	participates in the sale, purchase, or manufacture of airplane parts without the required approval of the Federal Aviation Administration (“FAA”) or appropriate foreign regulatory agency;

(5)	fails to maintain the required system of quality assurance;

(6)	fails to comply with other obligations under the Sustaining Agreement (which breach continues for more than 10 days after notice is received from Boeing);

(7)	is unable to pay its debts as they become due, dissolves, or declares bankruptcy; or

(8)	breaches the assignment provisions of the Sustaining Agreement (which breach continues for more than 10 days after notice is received from Boeing).
If an event of default occurs, Boeing has the right to exercise various remedies, including the right to manufacture or to otherwise obtain substitute products, cancel any or all outstanding orders, and/or terminate the Sustaining Agreement. Boeing is limited, however, in its ability to cancel orders or terminate the Sustaining Agreement for the defaults described in items (1), (2) and (6) above. In such cases, Boeing may not cancel orders unless the event of default is material and has an operational or financial impact on Boeing and may not terminate the Sustaining Agreement unless there are repeated, material events of default and certain other criteria are satisfied. Boeing may only terminate the Sustaining Agreement with respect to the aircraft program affected by the event of default. If two or more programs are affected by the event of default, Boeing may terminate the entire Sustaining Agreement. Upon termination, Boeing may also require Spirit to transfer tooling, raw material, work-in-process, and other inventory and certain intellectual property to Boeing in return for reasonable compensation.
Assignment. Spirit may not assign its rights under the Sustaining Agreement other than with Boeing’s consent, which Boeing may not unreasonably withhold unless the assignment is to a disqualified person. A disqualified person is one: (1) whose principal business is as an OEM of commercial aircraft, space vehicles, satellites, or defense systems; (2) that Boeing reasonably believes will not be able to perform its obligations under the Sustaining Agreement; (3) that, after giving effect to the transaction, would be a supplier of more than 40% by value of the major structural components of any Boeing program then in production; or (4) who is, or is an affiliate of, a commercial airplane operator or is one of five named corporate groups. Sale of majority voting power or of all or substantially all of Spirit’s assets to a disqualified person is considered an assignment.
B787 Agreement with Boeing (“B787 Program”)
Overview. Two documents effectively comprise the B787 Program supply contract: (1) the Special Business Provisions (“787 SBP”), which sets forth the specific terms of the B787 Program’s supply arrangement and (2) the General Terms Agreement (“787 GTA,” and, together with 787 SBP (and any related purchase order or contract), the “B787 Agreement”), which sets forth other general contractual provisions, including provisions relating to termination, events of default, assignment, ordering procedures, inspections, and quality controls. The B787 Agreement is a requirements contract pursuant to which Spirit is Boeing’s exclusive supplier for the forward fuselage, fixed, and moveable leading wing edges, engine pylons, and related tooling for the B787.
Pricing. The B787 Agreement provided pricing for the B787-8 model through 2021, with prices decreasing as cumulative volume levels were met over the life of B787 Program. Initial prices for the B787-9 and B787-10 models were to be determined by a procedure set out in the B787 Agreement and documented by amendment. Spirit and Boeing entered into a memorandum of agreement in November 2014 (the “November 2014 MOA”) that established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices, and other issues across multiple programs during 2015. On September 22, 2017, the parties resolved prior interim pricing, and established go-forward pricing by executing Amendment #25 to the B787 Agreement (the “787 Amendment #25,” and, together with Sustaining Amendment #30, the “Definitive Documentation”). 787 Amendment #25 establishes pricing terms for the B787-8, -9, and -10 models through line unit 1405. 787 Amendment #25 required the Company to repay Boeing $236.0 million less certain adjustments, as a retroactive adjustment for payments that were based on interim pricing. This amount was repaid in October 2017.

With respect to future pricing, 787 Amendment #25 provides that the parties will negotiate pricing for B787 line units 1406 and beyond beginning 24 months prior to the scheduled delivery date for line unit 1405. If the currently announced B787 Program production rates do not change, we anticipate that line unit 1405 will be delivered in approximately 2022.
In the second quarter of 2017, the Company formally extended the then-current contract block ending at line unit 1003 to line unit 1300 and established a planning block from line units 1301 to 1405. Based on cost updates, contract block extension, and planning block addition, the Company updated its estimated contract costs and revenue for the B787 Program. As a result, the Company recorded a second quarter 2017 reach-forward loss of $352.8 on its B787 Program. In the fourth quarter of 2017, favorable cost initiatives and benefits from absorption of fixed costs due to announced rate increases, resulted in a favorable change in estimate on the B787 program of $41.1 million.
Advance Payments. Boeing has made advance payments to Spirit under the B787 Agreement, which are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing, except that pursuant to an amendment to the B787 Agreement entered into in April 2014, advance repayments were suspended from April 1, 2014 through March 31, 2015, and any repayments that otherwise would have become due during such 12-month period will be made by offset against the purchase price for shipset 1,001 through 1,120. Re-payments resumed in 2015.
In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 Program or the B787 Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our balance sheet. As of December 31, 2017, the amount of advance payments received by us from Boeing not yet repaid was $331.6 million.
Termination of Airplane Program. If Boeing decides not to continue production of the B787 Program because it determines, after consultation with Spirit, that there is an insufficient business basis for proceeding, Boeing may terminate the B787 Program, including any orders, by written notice to Spirit. In the event of such a termination, Boeing will be liable to Spirit for costs incurred in connection with any orders issued prior to the date of the termination notice and may also be liable for certain termination costs and for compensation for any tools, raw materials or work-in-process requested by Boeing in connection with the termination.
Events of Default and Remedies. It is an “event of default” under the B787 Agreement if Spirit:

(1)	fails to deliver products;

(2)	breaches the provisions of the B787 Agreement relating to intellectual property and proprietary information;

(3)	participates in the sale, purchase, or manufacture of airplane parts without the required approval of the FAA or appropriate foreign regulatory agency;

(4)	fails to maintain the required system of quality assurance;

(5)	fails to comply with other obligations under the B787 Agreement (which breach continues for more than 15 days after notice is received from Boeing);

(6)	is unable to pay its debts as they become due, dissolves, or declares bankruptcy;

(7)	fails to comply with U.S. export control laws; or

(8)	breaches the assignment provisions of the B787 Agreement.
If an event of default occurs, Boeing has the right to exercise various remedies set forth in the B787  Agreement, including the right to manufacture or to otherwise obtain substitute products, cancel any or all outstanding orders under the B787 Agreement, and/or terminate the B787 Agreement. Before terminating any order or the B787  Agreement, Boeing is required to work with Spirit to attempt to agree on a satisfactory recovery plan. Boeing may also require Spirit to transfer tooling, raw material, work-in-process and other inventory, and certain intellectual property to Boeing in return for reasonable compensation.
Assignment. Spirit may not assign its rights under the B787 Agreement or any related order other than with Boeing’s consent, which Boeing may not unreasonably withhold unless the assignment is to a disqualified person. The definition of disqualified person under the B787 Agreement is consistent with the definition in the Sustaining Agreement. Sale of majority voting power or of all or substantially all of Spirit’s assets to a disqualified person is considered an assignment.
The foregoing descriptions of Sustaining Agreement, Sustaining Amendment #30, the B787 Agreement, and 787 Amendment #25 do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement , each of which are filed as referenced in the exhibit list hereto. See Note 3 to the Consolidated Financial Statements, Changes in Estimates, Note 8 to the Consolidated Financial Statements, Advance Payments and Deferred Revenue/Credits, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional discussion of the Definitive Documentation.

License of Intellectual Property
Sustaining Agreement.    All technical work product and works of authorship produced by or for Spirit with respect to any work performed by or for Spirit pursuant to the Sustaining Agreement are the exclusive property of Boeing. All inventions conceived by or for Spirit with respect to any work performed by or for Spirit pursuant to the Sustaining Agreement and any patents claiming such inventions are the exclusive property of Spirit, except that Boeing will own any such inventions that Boeing reasonably believes are applicable to the B787 Program, and Boeing may seek patent protection for such B787 inventions or hold them as trade secrets, provided that, if Boeing does not seek patent protection, Spirit may do so.
Except as Boeing otherwise agrees, Spirit may only use Boeing proprietary information and materials (such as tangible and intangible confidential, proprietary, and/or trade secret information, and tooling) in the performance of its obligations under the Sustaining Agreement. Spirit is prohibited from selling products manufactured using Boeing proprietary information and materials to any person other than Boeing without Boeing’s authorization.
Spirit has granted to Boeing a license to Spirit proprietary information and materials and software and related products for use in connection with the testing, certification, use, sale, or support of a product covered by the Sustaining Agreement, or the manufacture, testing, certification, use, sale, or support of any aircraft including and/or utilizing a product covered by the Sustaining Agreement. Spirit has also granted to Boeing a license to use Spirit intellectual property to the extent such intellectual property interferes with Boeing’s use of products or intellectual property belonging to Boeing under the Sustaining Agreement.
To protect Boeing against Spirit’s default, Spirit has granted to Boeing a license, exercisable on such default to practice and/or use, and license for others to practice and/or use on Boeing’s behalf, Spirit’s intellectual property and tooling related to the development, production, maintenance, or repair of products in connection with making, using, and selling products. As a part of the foregoing license, Spirit must, at the written request of and at no additional cost to Boeing, promptly deliver to Boeing any such licensed property considered by Boeing to be necessary to exercise Boeing’s rights under the license.
B787 Agreement.    The B787 Agreement establishes three classifications for patented invention and proprietary information: (1) intellectual property developed by Spirit during activity under the B787 Agreement (“Spirit IP”); (2) intellectual property developed jointly by Boeing and Spirit during that activity (“Joint IP”); and (3) all other intellectual property developed during activity under the B787 Agreement (“Boeing IP”).
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
Each party is free to use Joint IP in connection with work on the B787 Program and other Boeing programs, but each must obtain the consent of the other to use it for other purposes. If either party wishes to license Joint IP to a third party for work on a Boeing program other than the B787 Program, then the other party may require a reasonable royalty, but may not unreasonably withhold its consent, as long as (if the program in question is another Boeing commercial airplane program) Spirit has been offered an opportunity, to the extent commercially feasible, to perform work for the particular program.
Spirit is entitled to use Boeing IP for the B787 Program, and may require Boeing to license it to subcontractors for the same purpose.
Additional License from Boeing. Boeing has licensed certain intellectual property rights to Spirit under a Hardware Material Services General Terms Agreement (“HMSGTA”), and Supplemental License Agreements (“SLA”) under the HMSGTA. The HMSGTA and SLAs grant Spirit licenses to use Boeing intellectual property to perform MRO of aircraft and aircraft components for customers other than Boeing. These agreements also permit Spirit to use knowledge obtained by Spirit personnel prior to the closing of the Boeing Acquisition. Spirit also may obtain additional SLAs from Boeing and those SLAs will also supersede the restrictions on Spirit’s use of Boeing’s proprietary information and materials described above. Spirit pays Boeing royalties for the use of these licenses.
In February 2016, Spirit’s SLA with Boeing that allowed Spirit to manufacture and sell spare parts to parties other than Boeing using Boeing intellectual property was not renewed. This SLA was not a material component of our business.
Intellectual Property
We have several patents pertaining to our processes and products. While our patents, in the aggregate, are of material importance to our business, no individual patent or group of patents is of material importance. We also rely on trade secrets, confidentiality agreements, unpatented knowledge, creative products development, and continuing technological advancement to maintain our competitive position.

Competition
Although we are one of the largest independent non-OEM aerostructures suppliers based on annual revenues, with an estimated 20% share of the global non-OEM aerostructures market, this market remains highly competitive and fragmented. Our primary competition currently comes from either work performed by internal divisions of OEMs or other tier-one suppliers, and direct competition continues to grow.
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
Expected Backlog
As of December 31, 2017, our expected backlog associated with large commercial aircraft, business and regional jet, and military equipment deliveries through 2023, calculated based on contractual and historical product prices and expected delivery volumes, was approximately $47.5 billion. This is an increase of $400 million from our corresponding estimate as of the end of 2016. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing’s and Airbus’ announced backlog on our supply agreements. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2017 may not necessarily represent the actual amount of deliveries or sales for any future period. Approximately 15% of our backlog as of December 31, 2017 is expected to be converted into sales in 2018.
Suppliers and Materials
The principal raw materials used in our manufacturing operations are aluminum, titanium, steel, and carbon fiber. We also purchase metallic parts, non-metallic parts, and machined components. In addition, we procure subassemblies from various manufacturers which are used in the final aerostructure assembly. From time to time, we also review our make versus buy strategy to determine whether it would be beneficial to us to outsource work which we currently produce in-house or vice versa.
We have long-standing relationships with thousands of manufacturing suppliers. Our strategy is to enter into long-term contracts with suppliers to secure competitive pricing. Our exposure to rising costs of raw material is limited to some extent through leveraging relationships with our OEM customers’ high-volume contracts.
We continue to seek and develop sourcing opportunities from North America to Europe and Asia to achieve a competitive global cost structure. Over 25 countries are represented in our international network of suppliers.
Research and Development
We believe that a world-class research and development focus helps maintain our position as an advanced partner to our OEM customers’ new product development teams. As a result, we spend capital and financial resources on our research and development, including $31.2 million for the year ended December 31, 2017, $23.8 million for the year ended December 31, 2016, and $27.8 million for the year ended December 31, 2015. Through our research, we strive to develop unique intellectual property and technologies that will improve our OEM customers’ products and, at the same time, position us to win work on new products. Our development effort primarily focuses on preparing for the initial production of new products and improving manufacturing processes on our current work. It also serves as an ongoing process that helps develop ways to reduce production costs and streamline manufacturing processes.
Our research and development is geared toward the architectural design of our principal products: fuselage systems, propulsion systems, and wing systems. We are currently focused on research in areas such as advanced metallic joining, low-cost composites, acoustic attenuation, efficient structures, systems integration, advanced design and analysis methods, and new material systems. Other items that are expensed relate to research and development that is not funded by the customer. We collaborate with universities, research facilities and technology partners in our research and development.
Regulatory Matters
Environmental. Our operations and facilities are subject to various environmental, health, and safety laws and regulations, including federal, state, local, and foreign government requirements, governing, among other matters, the emission, discharge, handling, and disposal of regulated materials, the investigation and remediation of contaminated sites, and permits required in connection with our operations. We continually monitor our operations and facilities to ensure compliance with these laws and regulations; however, management cannot provide assurance that future changes in such laws or their enforcement, or the nature of our operations will not require us to make significant additional expenditures to ensure continued compliance. Further, we could incur substantial costs, including costs to reduce air emissions, clean-up costs, fines and sanctions, and third-party property damage, or personal injury claims as a result of violations of or liabilities under environmental laws, relevant common law or the environmental permits required for our operations. It is reasonably possible that costs incurred to ensure continued environmental compliance could have a material impact on our results of operations, financial condition, or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, new areas of soil, air, and groundwater contamination are discovered, and/or expansions of work scope are prompted by the results of investigations.
Government Contracts. Companies engaged in supplying defense-related equipment and services to U.S. Government agencies, either directly or by subcontract, are subject to business risks specific to the defense industry. These risks include the ability of the U.S. Government to unilaterally terminate existing contracts, suspend or debar us from receiving new prime contracts or subcontracts, reduce the value of existing contracts, audit our contract-related costs and fees, including allocated indirect costs, and control and potentially prohibit the export of our products, among other things. If a contract was terminated for convenience, we could recover the costs we have incurred or committed, settlement expenses, and profit on the work completed prior to termination. However, if the termination is a result of our failure to perform, we may be liable for excess costs incurred by the prime contractor in procuring undelivered items from another source. In addition, failure to follow the requirements of the National Industrial Security Program Operating Manual (“NISPOM”) or any other applicable U.S. Government industrial security regulations could, among other things, result in termination of Spirit’s facility clearance level, which in turn would preclude us from being awarded classified contracts or, under certain circumstances, performing on our existing classified contracts.
Commercial Aircraft. The commercial aircraft component industry is highly regulated by the FAA, the European Aviation Safety Agency (“EASA”), and other agencies throughout the world. The military aircraft component industry is governed by military quality specifications. We, and the components we manufacture, are required to be certified by one or more of these entities or agencies, and, in some cases, by individual OEMs, to engineer and service parts and components used in specific aircraft models. In addition, the FAA requires that various maintenance routines be performed on aircraft components. We believe that we currently satisfy or exceed these maintenance standards in our repair and overhaul services.
Export Control. The technical data and components used in the design and production of our products, as well as many of the products and technical data we export, either as individual items or as components incorporated into aircraft, are subject to compliance with U.S. export control laws. Collaborative agreements that we may have with foreign persons, including manufacturers or suppliers, are also subject to U.S. export control laws.
Health and Safety. Our operations are also subject to a variety of worker and community safety laws. The Occupational Safety and Health Act (“OSHA”) mandates general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of certain hazardous and toxic substances. Our management believes that our operations are in material compliance with OSHA’s health and safety requirements.
Employees
At December 31, 2017, we had approximately 15,500 employees: 13,700 located in our four U.S. facilities, 900 located at our U.K. facility, 800 located in our Malaysia facility and 100 in our France facility.
Our principal U.S. collective bargaining agreements were with the following unions as of December 31, 2017:

Union	Percent of our U.S. Employees Represented	Status of the Agreements with Major Union
The International Association of Machinists and Aerospace Workers (IAM)	58%	We have two major agreements - one expires in June 2020 and one expires in December 2024.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	19%	We have two major agreements - one expires in December 2018 and one expires in January 2021.
The International Union, Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	9%	We have one major agreement expiring in December 2025.
The International Brotherhood of Electrical Workers (IBEW)	1%	We have one major agreement expiring in September 2020.

Approximately 67% of our U.K. employees are represented by one union, Unite (Amicus Section). In 2013, the Company negotiated two separate ten-year pay agreements with the Manual Staff bargaining and the Monthly Staff bargaining groups of the Unite union. These agreements fundamentally cover basic pay and variable at risk pay, while other employee terms and conditions generally remain the same from year to year until both parties agree to change them. The current pay agreements expire December 31, 2022.
In France, our employees are represented by CFTC (“Confédération Française des Travailleurs Chrétiens or French Confederation of Christian Workers”) and FO (“Force Ouvrière or Labor Force”). The Company negotiates yearly on compensation and once every four years on issues related to gender equality and work-life balance. The next election to determine union representation will occur in July 2019.
None of our Malaysia employees are currently represented by a union.
We consider our relationships with our employees to be satisfactory.
Available Information
Our Internet address is http://www.spiritaero.com. The content on our website is available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report.
We make available through our Internet website, under the heading “Investors,” our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports after we electronically file such materials with the Securities and Exchange Commission (“SEC”). Copies of our key corporate governance documents, including our Corporate Governance Guidelines, Code of Ethics and Business Conduct, Transactions with Related Persons Policy, Finance Code of Professional Conduct, and charters for our Audit Committee, Risk Committee, Compensation Committee, and Corporate Governance and Nominating Committee are also available on our website.
Our filed Annual and Quarterly Reports, Current Reports, Proxy Statement and other reports previously filed with the SEC are also available to the public through the SEC's website at http://www.sec.gov. Materials we file with the SEC may also be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors
An investment in our securities involves risks and uncertainties. The risks and uncertainties set forth below are those that we currently believe may materially and adversely affect us, our future business or results of operations, our industry, or investments in our securities. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also materially and adversely affect us, our future business or results of operations, or investments in our securities.
Risk Factors Related to Our Company
Because we depend on Boeing and, to a lesser extent, Airbus, as our largest customers, our sales, cash flows from operations, and results of operations will be negatively affected if either Boeing or Airbus reduces the number of products it purchases from us or if either experiences business difficulties or breaches its obligations to us.
Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the twelve months ended December 31, 2017, approximately 79% (down from 81% in 2016) and 16% (up from 15% in 2016) of our net revenues were generated from sales to Boeing and Airbus, respectively. Although our strategy, in part, is to diversify our customer base by entering into supply arrangements with additional customers, we cannot give any assurance that we will be successful in doing so. Even if we are successful in obtaining and retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future.
Although we are a party to various supply contracts with Boeing and Airbus which obligate Boeing and Airbus to purchase all of their requirements for certain products from us, those agreements generally do not require specific minimum purchase volumes. In addition, if we breach certain obligations under these supply agreements and Boeing or Airbus exercises its right to terminate such agreements, our business will be materially adversely affected. Further, if we are unable to perform our obligations under these supply agreements to the customer’s satisfaction, Boeing or Airbus could seek damages from us, which could materially adversely affect our business. Boeing and Airbus also have the contractual right to cancel their supply agreements with us for convenience, which could include the termination of one or more aircraft models or programs for which we supply products. Although Boeing and Airbus would be required to reimburse us for certain expenses, there can be no assurance these payments would adequately cover our expenses or lost profits resulting from the termination. In addition, we have agreed to a limitation on recoverable damages if Boeing wrongfully terminates our main supply agreement with respect to any model or program. If this occurs, we may not be able to recover the full amount of our actual damages. Furthermore, if Boeing or Airbus (1) experiences a decrease in requirements for the products which we supply to it; (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply-chain problem, or a decrease in orders from its customers; (3) files for bankruptcy protection; or (4) fails to perform its contractual obligations under its agreements with us; our business, financial condition, and results of operations could be materially adversely affected.
Our business depends, in large part, on sales of components for a single aircraft program, the B737.
For the twelve months ended December 31, 2017, approximately 49% of our net revenues were generated from sales of components to Boeing for the B737 aircraft. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and the military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model as defined by the Sustaining Agreement. If we were unable to obtain significant aerostructures supply business for any B737 replacement program, our business, financial condition, and results of operations could be materially adversely affected.
Our business depends, in part, on securing work for replacement programs.
 While we have entered into long-term supply agreements with respect to the Sustaining Programs, Boeing does not have any obligation to purchase components from us for any subsequent variant of these aircraft that is not a commercial derivative as defined by the Sustaining Agreement. Boeing is updating the B777 with a next-generation twin-engine aircraft program currently named the B777X.  If the changes to the aircraft are later deemed significant enough to disqualify it as a commercial derivative of the B777 under the Sustaining Agreement, or Boeing successfully establishes it is not capable of being FAA certificated by amendment to an existing Type Certification through addition of a new minor model or by a Supplemental Type Certificate, there is a risk that we may not be engaged by Boeing on the B777X to generally the same extent of Spirit’s involvement on the B777, or at all. If we are unable to obtain significant aerostructures supply business for the B777X or any other aircraft program for which we provide significant content, our business, financial condition, and results of operations could be materially adversely affected.
We face risks as we work to successfully execute on new or maturing programs.
New or maturing programs with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules, and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new or maturing aircraft program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new or maturing programs to the customer’s satisfaction or manufacture products at our estimated costs, if we were to experience unexpected fluctuations in raw material prices or supplier problems leading to cost overruns, if we were unable to successfully perform under revised design and manufacturing plans or successfully resolve claims and assertions, or if a new or maturing program in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems, our business, financial condition, and results of operations could be materially adversely affected. Some of these risks have affected our maturing programs to the extent that we have recorded significant forward losses and maintain certain of our maturing programs at zero or low margins due to our inability to overcome the effects of these risks. We continue to face similar risks as well as the potential for default, quality problems, or inability to meet weight requirements and these could result in continued zero or low margins or additional forward losses, and the risk of having to write-off additional inventory if it were deemed to be unrecoverable over the life of the program. In addition, beginning new work on existing programs also carries risks associated with the transfer of technology, knowledge, and tooling.
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

The Company recognizes revenue under the contract method of accounting and estimates revenue and cost for contract blocks that span a period of multiple years.  The contract method of accounting requires judgment on a number of underlying assumptions to develop our estimates. Due to the significant length of time over which revenue streams are generated, the variability of future period estimated revenue and cost may be adversely affected if circumstances or underlying assumptions change.  For additional information on our accounting policies for recognizing revenue and profit, please see our discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in this Form 10-K.

Additionally, variability of future period estimated revenue and cost may result in recording additional valuation allowances against future deferred tax assets, which could adversely affect our future financial performance.

Our fixed-price contracts and price negotiations under existing contracts may commit us to unfavorable terms that may require us to declare forward losses in the future.

We provide most of our products and services through long-term contracts in which the pricing terms are fixed on the date we enter into the contract. Many of these contracts incorporate cost curves that allow for the pricing to decrease as the program matures. These cost curves are based on various assumptions, such as favorable trends in volume, learning curve efficiencies, and future pricing from suppliers that reduce our production costs. However, several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates such as technical problems, delivery reductions, materials shortages, supplier difficulties, and multiple other events. Other than certain increases in raw material costs that can generally be passed on to our customers, in most instances we must fully absorb cost overruns. If our estimated costs exceed our estimated revenues under a fixed-price contract, we will be required to recognize a forward loss on the affected program, which could have a material adverse effect on our results of operations. The risk particularly applies to products such as the B787, in that our performance at the contracted price depends on our being able to achieve production cost reductions as we gain production experience.

Further, some of our long-term supply agreements, such as the Sustaining Agreement and the B787 Agreement, provide for the re-negotiation of established pricing terms at specified times. If such negotiations result in costs that exceed our revenue under a fixed-price contract, we may need to recognize a forward loss on the affected program, which could have a material adverse effect on our results of operations.

If we agree on future pricing that provides us with operating margins that are lower than our current margins, or if we are unable to agree on future pricing terms and the default pricing terms remain in effect for an extended period of time, we may need to record a forward loss on one or more programs, which could have a material adverse effect on our results of operations.
Our business could be materially adversely affected by product warranty obligations or defective product claims.
We are exposed to liabilities that are unique to the products and services we provide. Our operations expose us to potential liabilities for warranty or other claims with respect to aircraft components that have been designed, manufactured, or serviced by us or our suppliers. We maintain insurance for certain risks. The amount of our insurance coverage may not cover all claims or liabilities and we may be forced to bear substantial costs. Material obligations in excess of our insurance coverage (or other third party indemnification) could have a material adverse effect on our business, financial condition, and results of operations.
In addition, if our products are found to be defective and lacking in quality, or if one of our products causes an accident, our reputation could be damaged and our ability to retain and attract customers could be materially adversely affected.
We may be required to repay Boeing advanced payments in the event Boeing does not take delivery of a sufficient number of shipsets prior to the termination of the aircraft program.
Boeing has made advance payments to Spirit under the B787 Agreement. Advance payments are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing, except that advance repayments were suspended from April 1, 2014 through March 31, 2015 and any repayments that otherwise would have become due during such 12-month period will be made by offset against the purchase price for shipset 1,001 through 1,120. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million on December 15th of each year until the advance payments have been fully recovered by Boeing.
Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our balance sheet. As of December 31, 2017, the amount of advance payments received by us from Boeing under the B787 Agreement were approximately $331.6 million.
In order to be successful, we must attract, retain, train, motivate, develop and transition key employees, and failure to do so could harm our business.

In order to be successful, we must attract, retain, train, motivate, develop, and transition qualified executives and other key employees, including those in managerial, manufacturing, and engineering positions. Competition for experienced employees in the aerospace industry, and in particular in Wichita, Kansas where the majority of our manufacturing and executive offices are located, is intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and share-based compensation. A significant portion of our cash-based incentive compensation is conditioned on our achievement of certain designated financial performance targets, and a portion of our share-based incentive awards is conditioned on our achievement of certain designated financial performance targets and our stock price performance, which makes the size of a particular year’s awards uncertain. If employees do not receive share-based incentive awards with a value they anticipate, if our share-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive our ability to attract, retain, and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.
Our human resource talent pool may not be adequate to support our growth.
The Company’s operations and strategy require that we employ a critical mass of highly skilled employees. Specifically, we need employees with industry experience and engineering, technical, or mechanical skills. As the Company experiences an increase in retirements, the level of skill replacing our experienced workers is being impacted due to the availability of skilled labor in the market and low unemployment rates. Talent is being replaced with less experienced talent and the organization is having to grow our own to meet the talent gap. We continue to work with learning institutions to develop programs to attract and train new talent. Our inability to attract and retain skilled employees may adversely impact our ability to meet our customers’ expectations, the cost and schedule of development projects and the cost and efficiency of existing operations.
The profitability of certain of programs depends significantly on the assumptions surrounding satisfactory settlement of claims and assertions.
For certain of our programs, we regularly commence work or incorporate customer requested changes prior to negotiating pricing terms for engineering work or the product which has been modified. We typically have the contractual right to negotiate pricing for customer directed changes. In those cases, we assert to our customers our contractual rights to obtain the additional revenue or cost reimbursement we expect to receive upon finalizing pricing terms. An expected recovery value of these assertions is incorporated into our contract profitability estimates when applying contract accounting. Our inability to recover these expected values, among other factors, could result in the recognition of a forward loss on these programs and could have a material adverse effect on our results of operations.
Our operations depend on our ability to maintain continuing, uninterrupted production at our manufacturing facilities and our suppliers’ facilities. Our production facilities and our suppliers’ facilities are subject to physical and other risks that could disrupt production.
Our manufacturing facilities or our suppliers’ manufacturing facilities could be damaged or disrupted by a natural disaster, war, terrorist activity, interruption of utilities, or sustained mechanical failure. Although we have obtained property damage and business interruption insurance where appropriate, a sustained mechanical failure of a key piece of equipment, major catastrophe (such as a fire, flood, tornado, hurricane, major snow storm, or other natural disaster), war, or terrorist activities in any of the areas where we or our suppliers conduct operations could result in a prolonged interruption of all or a substantial portion of our business. Any disruption resulting from these events could cause significant delays in shipments of products and the loss of sales and customers and we may not have insurance to adequately compensate us for any of these events. A large portion of our operations takes place at one facility in Wichita, Kansas and any significant damage or disruption to this facility in particular would materially adversely affect our ability to service our customers.
The Company maintains broad insurance coverage for both property damage and business interruption where appropriate. While the Company expects the insurance proceeds would be sufficient to cover most of the business interruption expenses, certain deductibles and limitations will apply and no assurance can be made that all recovery costs will be covered.
Any future business combinations, acquisitions, mergers, or joint ventures will expose us to risks, including the risk that we may not be able to successfully integrate these businesses or achieve expected operating synergies.
We actively consider strategic transactions from time to time. We evaluate acquisitions, joint ventures, alliances, and co-production programs as opportunities arise, and we may be engaged in varying levels of negotiations with potential candidates at any time. We may not be able to effect transactions with strategic alliance, acquisition, or co-production program candidates on commercially reasonable terms or at all. If we enter into these transactions, we also may not realize the benefits we anticipate. In addition, we may not be able to obtain additional financing for these transactions. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

•	demands on management related to the increase in size after the transaction;

•	the diversion of management’s attention from the management of daily operations to the integration of operations;

•	difficulties in the assimilation and retention of employees;

•	difficulties in the assimilation of different cultures and practices, as well as in the assimilation of geographically dispersed operations and personnel, who may speak different languages;

•	difficulties combining operations that use different currencies or operate under different legal structures and laws;

•
difficulties in the integration of departments, systems (including accounting, production, ERP, and IT systems), technologies, books and records and procedures, as well as in maintaining uniform standards, controls (including internal accounting controls), procedures, and policies;

•	compliance with applicable competition laws;

•	compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act and other applicable anti-bribery laws;

•	and constraints (contractual or otherwise) limiting our ability to consolidate, rationalize and/or leverage supplier arrangements to achieve integration.
Consummating any acquisitions, joint ventures, alliances, or co-production programs could result in the incurrence of additional debt and related interest expense, as well as unforeseen contingent liabilities.
We actively consider divestitures from time to time. Engagement in divestiture activity could disrupt our business and present risks not contemplated at the time of the divestiture.
Divestitures which we may pursue could involve numerous potential risks, including the following:

•	difficulties in the separation of operations, services, products, and personnel;

•	diversion of resources and management’s attention from the operation of our business;

•	loss of key employees;

•	damage to our existing customer, supplier, and other business relationships;

•	negative effects on our reported results of operations from disposition-related charges, amortization expenses related to intangibles, and/or charges for impairment of long-term assets;

•	the need to agree to retain or assume certain current or future liabilities in order to complete the divestiture; and

•	the expenditure of substantial legal and other fees, which may be incurred whether or not a transaction is consummated.
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
Our business depends on using certain intellectual property and tooling that we have rights to use under license grants from Boeing. These licenses contain restrictions on our use of Boeing intellectual property and tooling and may be terminated if we default under certain of these restrictions. If Boeing terminates our licenses to use Boeing intellectual property or tooling as a result of default or otherwise, or fails to honor its obligations under certain licenses, our business would be materially affected. See “Business-Our Relationship with Boeing-License of Intellectual Property.” In addition to the licenses with Boeing, we license some of the intellectual property needed for performance under some of our supply contracts from our customers under those supply agreements. We must honor our contractual commitments to our customers related to intellectual property and comply with infringement laws governing our use of intellectual property. In the event we obtain new business from new or existing customers, we will need to pay particular attention to these contractual commitments and any other restrictions on our use of intellectual property to make sure that we will not be using intellectual property improperly in the performance of such new business. In the event we use any such intellectual property improperly, we could be subject to an infringement or misappropriation claim by the owner or licensee of such intellectual property.
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
We spent $31.2 million on research and development during the twelve months ended December 31, 2017. Our expenditures on our research and development efforts may not create any new sales opportunities or increases in productivity that are commensurate with the level of resources invested.
We are in the process of developing specific technologies and capabilities in pursuit of new business and in anticipation of customers going forward with new programs. If any such programs do not go forward or are not successful, or if we are unable to generate sufficient new business, we may be unable to recover the costs incurred in anticipation of such programs or business and our profitability and revenues may be materially adversely affected.
We will need to expend significant capital to keep pace with technological developments in our industry.
The aerospace industry is constantly undergoing development and change. In order for us to remain competitive, we will need to expend significant capital to research and develop technologies, purchase new equipment and machines, or to train our employees in the new methods of production and service. We may not be successful in developing new products and these capital expenditures may have a material adverse effect on us.
We could be required to make future contributions to our defined benefit pension and post-retirement benefit plans as a result of adverse changes in interest rates and the capital markets.
Our estimates of liabilities and expenses for pensions and other post-retirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age, and mortality). A dramatic decrease in the fair value of our plan assets resulting from movements in the financial markets may cause the status of our plans to go from an over-funded status to an under-funded status and result in cash funding requirements to meet any minimum required funding levels. Our results of operations, liquidity, or shareholders’ equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liability, or changes in employee workforce assumptions.
We derive a significant portion of our net revenues from direct and indirect sales outside the U.S. and are subject to the risks of doing business in foreign countries.
We derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the U.S. In addition, for the twelve months ended December 31, 2017, direct sales to our non-U.S. customers accounted for approximately 18% of our net revenues. We expect that our and our customers’ international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements;

•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements;

•	fluctuations in foreign currency exchange rates;

•	the complexity and necessity of using foreign representatives and consultants;

•	uncertainties and restrictions concerning the availability of funding credit or guarantees;

•	imposition of tariffs and embargos, export controls, and other trade restrictions;

•	the difficulty of management and operation of an enterprise spread over various countries;

•
compliance with a variety of foreign laws, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act, the U.K. Bribery Act and other applicable anti-bribery laws; and

•
economic and geopolitical developments and conditions, including domestic or international hostilities, acts of terrorism and governmental reactions, inflation, trade relationships, and military and political alliances.

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
Increases in labor costs, potential labor disputes, and work stoppages at our facilities or the facilities of our suppliers or customers could materially adversely affect our financial performance.
Our financial performance is affected by the availability of qualified personnel and the cost of labor. A majority of our workforce is represented by unions. If our workers were to engage in a strike, work stoppage, or other slowdown, we could experience a significant disruption of our operations, which could cause us to be unable to deliver products to our customers on a timely basis and could result in a breach of our supply agreements. This could result in a loss of business and an increase in our operating expenses, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, our non-unionized labor force may become subject to labor union organizing efforts, which could cause us to incur additional labor costs and increase the related risks that we now face.
Due to the receipt of occasional government incentives, we have certain commitments to keep our programs in their current locations. This may prevent us from being able to offer our products at prices that are competitive in the marketplace and could have a material adverse effect on our ability to generate new business.
In addition, many aircraft manufacturers, airlines, and aerospace suppliers have unionized work forces. Any strikes, work stoppages, or slowdowns experienced by aircraft manufacturers, airlines, or aerospace suppliers could reduce our customers’ demand for additional aircraft structures or prevent us from completing production of our aircraft structures.
We operate in a very competitive business environment.
Competition in the aerostructures segment of the aerospace industry is intense. We face substantial competition from both OEMs and non-OEM aerostructures suppliers in trying to expand our customer base and the types of parts we make.
OEMs may choose not to outsource production of aerostructures due to, among other things, their own direct labor and other overhead considerations and capacity utilization at their own facilities. Consequently, traditional factors affecting competition, such as price and quality of service, may not be significant determinants when OEMs decide whether to produce a part in-house or to outsource.
Some of our competitors have greater resources than we do and, therefore, may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the promotion and sale of their products than we can. Providers of aerostructures have traditionally competed on the basis of cost, technology, quality, and service. We believe that developing and maintaining a competitive advantage will require continued investment in product development, engineering, supply-chain management, and sales and marketing, and we may not have enough resources to make such investments. For these reasons, we may not be able to compete successfully in this market or against our competitors, which could have a material adverse effect on our business, financial condition and results of operations.
High switching costs may substantially limit our ability to obtain business that is currently under contract with other suppliers.
Once a contract is awarded by an OEM to an aerostructures supplier, the OEM and the supplier are typically required to spend significant amounts of time and capital on design, manufacture, testing and certification of tooling and other equipment. For an OEM to change suppliers during the life of an aircraft program, further testing and certification would be necessary, and the OEM would be required either to move the tooling and equipment used by the existing supplier for performance under the existing contract, which may be expensive and difficult (or impossible), or to manufacture new tooling and equipment. Additionally, in some cases, the existing incumbent supplier may have proprietary designs, know-how, processes, or technologies. Accordingly, any change of suppliers would likely result in production delays and additional costs to both the OEM and the new supplier. These high switching costs may make it more difficult for us to bid competitively against existing suppliers and less likely that an OEM will be willing to switch suppliers during the life of an aircraft program, which could materially adversely affect our ability to obtain new work on existing aircraft programs.
Our business may be materially adversely affected if we lose our government, regulatory or industry approvals, if we lose our facility security clearance, if more stringent government regulations are enacted, or if industry oversight is increased.

The FAA prescribes standards and qualification requirements for aerostructures, including virtually all commercial airline and general aviation products, and licenses component repair stations within the U.S. Comparable agencies, such as the EASA in Europe, regulate these matters in other countries. If we fail to qualify for or obtain a required license for one of our products or services or lose a qualification or license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed and our business, financial condition and results of operations could be materially adversely affected. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be expensive and time consuming.
A facility security clearance is required for a company to be awarded and perform on classified contracts for the Department of Defense (“DOD”) and certain other agencies of the U.S. Government. We have obtained a facility clearance at the “Secret” level (“FCL”). If we were to violate the terms and requirements of the NISPOM or any other applicable U.S. Government industrial security regulations, we could lose our FCL. We cannot give any assurance that we will be able to maintain our FCL. If for some reason our FCL is invalidated or terminated, we may not be able to continue to perform under our classified contracts in effect at that time, and we would not be able to enter into new classified contracts, which could adversely affect our revenues.
In addition, our growth objectives in the defense business may be materially adversely affected by the ability to obtain government security clearances for our existing employees and new hires.
From time to time, government agencies propose new regulations or changes to existing regulations. These changes or new regulations generally increase the costs of compliance. To the extent the agencies implement regulatory changes, we may incur significant additional costs to achieve compliance.
In addition, certain aircraft repair activities we intend to engage in may require the approval of the aircraft’s OEM. Our inability to obtain OEM approval could materially restrict our ability to perform such aircraft repair activities.
Risk Factors Related to Our Industry
Our commercial business is cyclical and sensitive to commercial airlines’ profitability. The business of commercial airlines is, in turn, affected by global economic conditions and geo-political considerations.
We compete in the aerostructures segment of the aerospace industry. Our customers’ business, and therefore our own, is directly affected by the financial condition of commercial airlines and other economic factors, including global economic conditions and geo-political considerations that affect the demand for air transportation. Specifically, our commercial business is dependent on the demand from passenger airlines and cargo carriers for the production of new aircraft. Accordingly, demand for our commercial products is tied to the worldwide airline industry’s ability to finance the purchase of new aircraft and the industry’s forecasted demand for seats, flights, routes, and cargo capacity. Availability of financing to non-U.S. customers depends in part on the continued operations of the U.S. Export-Import Bank. Additionally, the size and age of the worldwide commercial aircraft fleet affects the demand for new aircraft and, consequently, for our products. Such factors, in conjunction with evolving economic conditions, cause the market in which we operate to be cyclical to varying degrees, thereby affecting our business and operating results.
The commercial airline industry is impacted by the strength of the global economy and the geopolitical events around the world. Possible exogenous shocks such as expanding conflicts or political unrest in the Middle East or Asia, renewed terrorist attacks against the industry, or pandemic health crises have the potential to cause precipitous declines in air traffic. Any protracted economic slump, adverse credit market conditions, future terrorist attacks, war, or health concerns could cause airlines to cancel or delay the purchase of additional new aircraft which could result in a deterioration of commercial airplane backlogs. If demand for new aircraft decreases, there would likely be a decrease in demand for our commercial aircraft products, and our business, financial condition, and results of operations could be materially adversely affected.
Our business is subject to regulation in the U.S. and internationally.

The manufacturing of our products is subject to numerous federal, state, and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by various governmental bodies and authorities are increasing. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state, or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operations, financial condition, or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state, and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to manufacturing processes, product liability, government contracts, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws, revised tax law interpretations, or other potential impacts outlined in proposals on TCJA).
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
A determination that we have failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of fines upon us as well as the denial of export privileges and debarment from participation in U.S. government contracts. Additionally, restrictions may be placed on the export of technical data and goods in the future as a result of changing geopolitical conditions. Any one or more of such sanctions could have a material adverse effect on our business, financial condition, and results of operations.
The U.S. Government is a significant customer of certain of our customers and we and they are subject to specific U.S. Government contracting rules and regulations.
We provide aerostructures to defense aircraft manufacturers (“defense customers”). Our defense customers’ business, and by extension, our business, is affected by the U.S. Government’s continued commitment to programs under contract with our customers. Contracts with the U.S. Government generally permit the government to terminate contracts partially or completely, with or without cause, at any time. An unexpected termination of a significant government contract, a reduction in expenditures by the U.S. Government for aircraft using our products, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts awarded to us, or substantial cost overruns could materially reduce our cash flow and results of operations. We bear the potential risk that the U.S. Government may unilaterally suspend our defense customers or us from new contracts pending the resolution of alleged violations of procurement laws or regulations.
A decline in the U.S. defense budget or change of funding priorities may reduce demand for our defense customers’ aircraft and reduce our sales of defense products.
The U.S. defense budget has fluctuated in recent years, at times resulting in reduced demand for new aircraft. Changes in military strategy and priorities, or reductions in defense spending, may affect current and future funding of these programs and could reduce the demand for our defense customers’ products, and thereby reduce sales of our defense products, which could adversely affect our financial position, results of operations and cash flows.
We are subject to environmental, health, and safety regulations and our ongoing operations may expose us to related liabilities.
Our operations are subject to extensive regulation under environmental, health, and safety laws and regulations in the U.S. and other countries in which we operate. We may be subject to potentially significant fines or penalties, including criminal sanctions, if we fail to comply with these requirements. We have made, and will continue to make, significant capital and other expenditures to comply with these laws and regulations. We cannot predict with certainty what environmental legislation will be enacted in the future or how existing laws will be administered or interpreted. Our operations involve the use of large amounts of hazardous substances and regulated materials and generate many types of wastes, including emissions of hexavalent chromium and volatile organic compounds, and greenhouse gases such as carbon dioxide. Spills and releases of these materials may subject us to clean-up liability for remediation and claims of alleged personal injury, property damage, and damage to natural resources, and we may become obligated to reduce our emissions of hexavalent chromium, volatile organic compounds and/or greenhouse gases. We cannot give any assurance that the aggregate amount of future remediation costs and other environmental liabilities will not be material.

Boeing, our predecessor at the Wichita facility, is under an administrative consent order issued by the Kansas Department of Health and Environment to contain and remediate contaminated groundwater, which underlies a majority of our Wichita facility. Pursuant to this order and its agreements with us, Boeing has a long-term remediation plan in place, and treatment, containment, and remediation efforts are underway. If Boeing does not comply with its obligations under the order and these agreements, we may be required to undertake such efforts and make material expenditures.
In connection with the ,BAE Acquisition, we became a supplier to Airbus and acquired a manufacturing facility in Prestwick, Scotland that is adjacent to contaminated property retained by BAE Systems. The contaminated property may be subject to a regulatory action requiring remediation of the land. It is also possible that the contamination may spread into the property we acquired. BAE Systems has agreed to indemnify us, subject to certain contractual limitations and conditions, for certain clean-up costs and other losses, liabilities, expenses, and claims related to existing pollution on the acquired property, existing pollution that migrates from the acquired property to a third party’s property and any pollution that migrates to our property from property retained by BAE Systems. If BAE Systems does not comply with its obligations under the BAE Acquisition agreement, we may be required to undertake such efforts and make material expenditures.
In the future, contamination may be discovered at or emanating from our facilities or at off-site locations where we send waste. The remediation of such newly discovered contamination, related claims for personal injury or damages, or the enactment of new laws or a stricter interpretation of existing laws, may require us to make additional expenditures, some of which could be material. See “Business - Regulatory Matters.”
We are required to comply with “conflict minerals” rules promulgated by the SEC, which impose costs on us, may make our supply chain more complex, and could adversely impact our business.
We are subject to annual due diligence, disclosure, and reporting requirements as a company that manufactures or contracts to manufacture products that contain certain minerals and metals known as “conflict minerals.” We have, and expect to continue to, incur additional costs and expenses, in order to comply with these rules, including for due diligence to determine whether conflict minerals are necessary to the functionality or production of any of our products and, if so, to verify the sources of such conflict minerals; and to implement any changes we deem necessary to our products, processes, or sources of supply as a result of such diligence and verification activities. Compliance with these rules could adversely affect the sourcing, supply, and pricing of materials used in certain of our products. As there may be only a limited number of suppliers offering conflict minerals from sources outside of the Democratic Republic of Congo or adjoining countries, or that have been independently verified as not funding armed conflict in those countries, we cannot assure that we will be able to obtain such verified minerals from such suppliers in sufficient quantities or at competitive prices. Since our supply chain is complex, we may not ultimately be able to sufficiently verify the origin of the conflict minerals used in our products through the due diligence procedures that we implement, which may adversely affect our reputation with our customers, stockholders, and other stakeholders. In such event, we may also face difficulties in satisfying customers who require that all of the components in our products be certified as “conflict free.” If we are not able to meet such requirements, customers may choose to disqualify us as a supplier, which may require us to write off inventory that cannot be sold. Any one or a combination of these factors could harm our business, reduce market demand for our products, and adversely affect our profit margins, net sales, and overall financial results. We may face similar risks in connection with any other regulations focusing on social responsibility or ethical sourcing that may be adopted in the future.
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
Due to the competitive nature of the airline industry, airlines are often unable to pass on increased fuel prices to customers by increasing fares. Fluctuations in the global supply of crude oil and the possibility of changes in government policy on jet fuel production, transportation, and marketing make it difficult to predict the future availability of jet fuel. In the event there is an outbreak or escalation of hostilities or other conflicts, or significant disruptions in oil production or delivery in oil-producing areas or elsewhere, there could be reductions in the production or importation of crude oil and significant increases in the cost of fuel. If there were major reductions in the availability of jet fuel or significant increases in its cost, the airline industry and, as a result, our business, could be materially adversely affected.
Interruptions in deliveries of components or raw materials, or increased prices for components or raw materials used in our products could delay production and/or materially adversely affect our financial performance, profitability, margins, and revenues.

We are highly dependent on the availability of essential materials and purchased components from our suppliers, some of which are available only from a sole source or limited sources. Our dependency upon regular deliveries from particular suppliers of components and raw materials means that interruptions or stoppages in such deliveries could materially adversely affect our operations until arrangements with alternate suppliers, to the extent alternate suppliers exist, could be made. If any of our suppliers were unable or were to refuse to deliver materials to us for an extended period of time, or if we were unable to negotiate acceptable terms for the supply of materials with these or alternative suppliers, our business could suffer and be materially affected.
Moreover, we are dependent upon the ability of our suppliers to provide materials and components that meet specifications, quality standards, and delivery schedules. Our suppliers’ failure to provide expected raw materials or component parts that meet our technical specifications could materially adversely affect production schedules and contract profitability. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs for us and possible forward losses on certain contracts. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business and might lead to termination of our supply agreements with our customers.
Our continued supply of materials is subject to a number of risks including:

•	the destruction of or damage to our suppliers’ facilities or their distribution infrastructure;

•	embargoes, force majeure events, domestic or international acts of hostility, terrorism, or other events impacting our suppliers’ ability to perform;

•	a work stoppage or strike by our suppliers’ employees;

•	the failure of our suppliers to provide materials of the requisite quality or in compliance with specifications;

•	the failure of essential equipment at our suppliers’ plants;

•	the failure of our suppliers to satisfy U.S. and international import and export control laws for goods that we purchase from such suppliers;

•	the failure of our suppliers to meet regulatory standards;

•	the failure, shortage or delay in the delivery of raw materials to our suppliers;

•	contractual amendments and disputes with our suppliers; and

•	inability of our suppliers to perform as a result of global economic conditions or otherwise.
In addition, our profitability is affected by the prices of the components and raw materials, such as titanium, aluminum, and carbon fiber, used in the manufacturing of our products. These prices may fluctuate based on a number of factors beyond our control, including world oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Although our supply agreements with Boeing and Airbus allow us to pass on to our customers certain unusual increases in component and raw material costs in limited situations, we may not be fully compensated by the customers for the entirety of any such increased costs.
Our operations could be negatively impacted by service interruptions, data corruption, cyber-based attacks, or network security breaches.

We rely on information technology networks and systems to manage and support a variety of business activities, including procurement and supply chain, engineering support, and manufacturing. These networks and systems, some of which are managed by third-parties, are susceptible to damage, disruptions, or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, attacks by computer hackers or insiders, telecommunication failures, user errors, or catastrophic events. If these networks and systems suffer severe damage, disruption, or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, our manufacturing process could be disrupted, resulting in late deliveries or even no deliveries if there is a total shutdown. This could have a material adverse effect on our reputation and we could face financial losses.

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
As of December 31, 2017, we had total debt of $1,151.0 million, including $460.7 million of borrowings under our senior credit facility, $592.0 million of long-term bonds, and $98.3 million of capital lease and other obligations. In addition to our debt, as of December 31, 2017, we had $23.2 million of letters of guarantee outstanding.
The terms of the indentures governing our long-term bonds and our senior credit facility impose significant operating and financial restrictions on us, which limit our ability to incur liens, sell assets, and enter into certain transactions, among other things. In addition, our debt instruments require us to maintain compliance with financial covenants.
We cannot assure you that we will be able to maintain compliance with the covenants in the agreements governing our indebtedness in the future or, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants. Failure to maintain compliance with these covenants could have a material adverse effect on our operations.
We may periodically need to obtain additional financing in order to meet our debt obligations as they come due, to support our operations and/or to make acquisitions. Our access to the debt capital markets and the cost of borrowings are affected by a number of factors including market conditions and the strength of our credit ratings. If we cannot obtain adequate sources of credit on favorable terms, or at all, our business, operating results, and financial condition could be adversely affected.
Any reduction in our credit ratings could materially and adversely affect our business or financial condition.
As of December 31, 2017, our corporate credit ratings were BBB- by Standard & Poor’s Financial Services LLC (“S&P”), and Baa3 by Moody’s Investors Service, Inc. (“Moody’s”).
The ratings reflect the agencies’ assessment of our ability to pay interest and principal on our debt securities and credit agreements. A rating is not a recommendation to purchase, sell, or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating agency has its own methodology for assigning ratings and, accordingly, each rating should be considered independently of all other ratings. Lower ratings would typically result in higher interest costs of debt securities when they are sold, could make it more difficult to issue future debt securities, could require us to provide creditors with more restrictive covenants, which would limit our flexibility and ability to pay dividends, and would require us to pledge collateral under our senior credit facility including substantially all property, plant, and equipment. In addition, a downgrade in our fixed or revolving long-term debt rating could result in an increase in borrowing costs under our credit facility and could trigger a prepayment obligation based on the excess cash flow prepayment provision under our term loan depending on our total leverage ratio. Any downgrade in our credit ratings could thus have a material adverse effect on our business or financial condition.
We may sell more equity and reduce your ownership in Spirit Holdings.
Our business plan may require the investment of new capital, which we may raise by issuing additional equity (including equity interests which may have a preference over shares of our class A common stock). However, this capital may not be available at all, or when needed, or upon terms and conditions favorable to us. The issuance of additional equity in Spirit Holdings may result in significant dilution of shares of our class A common stock. We may issue additional equity in connection with or to finance acquisitions. Further, our subsidiaries could issue securities in the future to persons or entities (including our affiliates) other than us or another subsidiary. This could materially adversely affect your investment in us because it would dilute your indirect ownership interest in our subsidiaries.
Spirit Holdings’ certificate of incorporation and by-laws and our supply agreements with Boeing contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.
Provisions of Spirit Holdings’ certificate of incorporation and by-laws may discourage, delay, or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our current board of directors. These provisions include:

•	advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	the authority of the board of directors to issue, without stockholder approval, up to 10 million shares of preferred stock with such terms as the board of directors may determine.

In addition, our supply agreements with Boeing include provisions giving Boeing the ability to terminate the agreements in the event any of certain disqualified persons acquire a majority of Spirit’s direct or indirect voting power or all or substantially all of Spirit’s assets. See “Business - Our Relationship with Boeing.”

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Significant Properties

The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2017 are set forth below:

Location	Primary Use	Approximate Square Footage	Owned/Leased
United States
Wichita, Kansas(1)	Primary Manufacturing	11.9 million	Owned/Leased
	Facility/Offices/Warehouse
Tulsa, Oklahoma	Manufacturing Facility	1.8 million	Leased
McAlester, Oklahoma	Manufacturing Facility	139,600	Owned
Kinston, North Carolina	Primary Manufacturing/Office/Warehouse	840,000	Leased
United Kingdom
Prestwick, Scotland	Manufacturing Facility	976,000	Owned
Malaysia
Subang, Malaysia	Manufacturing	325,000	Owned/Leased
France
Saint-Nazaire, France	Primary Manufacturing/Office	58,800	Leased
_______________________________________

(1)	91% of the Wichita facility is owned.
Our physical assets consist of 15.9 million square feet of building space located on 1,351 acres in seven facilities. We produce our fuselage systems and propulsion systems from our primary manufacturing facility located in Wichita, Kansas with some fuselage work done in our Kinston, North Carolina and Saint Nazaire, France facilities. We produce wing systems in our manufacturing facilities in Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; and Subang, Malaysia. In addition to these sites, we have a facility located in McAlester, Oklahoma that supplies machined parts and sub-assemblies to the Wichita and Tulsa facilities, and is now offering services to third parties as part of our focus on leveraging our fabrication and assembly expertise.
The Wichita facility, including Spirit's corporate offices, is comprised of 633 acres, 7.6 million square feet of manufacturing space, 1.6 million square feet of offices and laboratories for the engineering and design group and 2.7 million square feet for support functions and warehouses. A total of 512,000 square feet are currently vacant, with much of that space planned to support increases in rate across programs and the expansion of fabrication and assembly work. The Wichita site has access to transportation by rail, road, and air. For air cargo, the Wichita site has access to the runways of McConnell Air Force Base.

The Tulsa facility consists of 1.8 million square feet of building space set on 160 acres. The Tulsa plant is located five miles from an international shipping port (Port of Catoosa) and is located next to the Tulsa International Airport. Triumph Group, Inc. currently subleases 296,000 square feet of the Tulsa plant for manufacturing purposes. The sublease includes 261,000 square feet of manufacturing space and 35,000 square feet of office space. The McAlester site, which manufactures parts and sub-assemblies, consists of 138,000 square feet of building space on 89 acres.
The Prestwick facility consists of 986,000 square feet of building space, comprised of 444,000 square feet of manufacturing space, 255,000 square feet of office space, and 287,000 square feet of warehouse/support space. This facility is set on 100 acres. The Prestwick plant is located within close proximity to the motorway network that provides access between England and continental Europe. It is also easily accessible by air (at Prestwick International Airport) or by sea. We lease a portion of our Prestwick facility to the Regional Aircraft division of BAE Systems and certain other tenants.
The Malaysian manufacturing plant is located at the Malaysia International Aerospace Center in Subang. The 323,000 square foot leased facility is set on 45 acres and is centrally located with easy access to Kuala Lumpur, Malaysia's capital city, as well as nearby ports and airports. The facility assembles composite panels for wing components.
The Wichita and Tulsa manufacturing facilities have significant scale to accommodate the very large structures that are manufactured there, including, in Wichita, entire fuselages. Three of the U.S. facilities are in close proximity, with approximately 175 miles between Wichita and Tulsa and 90 miles between Tulsa and McAlester. Currently, these U.S. facilities utilize approximately 96% of the available building space. The Prestwick manufacturing facility currently utilizes only 74% of the space; of the remaining space, 15% is leased to others and 11% is vacant.
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
The Saint-Nazaire, France site was built on 6.25 acres and totals 59,000 square feet. This facility receives center fuselage frame sections for the Airbus A350 XWB from the facility in Kinston, North Carolina. Sections designed and manufactured in North Carolina are shipped across the Atlantic, received in Saint-Nazaire, and assembled before being transported to Airbus.

Item 3.    Legal Proceedings
Information concerning the litigation and other legal proceedings in which the Company is involved may be found in Note 18 to the Consolidated Financial Statements, Commitments, Contingencies and Guarantees, under the sub-heading “Litigation” in this Annual Report and that information is hereby incorporated by reference.
Item 4.    Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
Listed below are the names, ages, positions held, and biographies of all executive officers of Spirit Holdings. Executive officers hold office until their successors are appointed, or until their death, retirement, resignation, or removal.
Tom C. Gentile III, 53. Mr. Gentile became President and Chief Executive Officer on August 1, 2016. From April 2016 to July 2016, Mr. Gentile served as Executive Vice President and Chief Operating Officer. From 2014 to his appointment with the Company, Mr. Gentile served as President and Chief Operating Officer of GE Capital where he oversaw GE Capital’s global operations, IT, and capital planning and served on its board of directors. Mr. Gentile had been employed by GE since 1998, and prior to his most recent position, held the position of President and CEO of GE Healthcare’s Healthcare Systems division from 2011 until 2014 and the position of President and CEO of GE Aviation Services from 2008 until 2011. Mr. Gentile received his Bachelor of Arts degree in economics and Master of Business Administration degree from Harvard University, and also studied International Relations at the London School of Economics.
William (Bill) Brown, 55. Mr. Brown, Senior Vice President and General Manager, Oklahoma Operations, Business/Regional Jets and Global Customer Support was promoted to the Executive Leadership Team in February 2017. Mr. Brown assumed responsibility of Oklahoma Operations in December 2014 and responsibility of Business/Regional Jets in September 2017. Mr. Brown joined Spirit in May 2014 as Senior Vice President, Global Customer Support and Services. Mr. Brown served as Executive Vice President for Global Operations and President for Global Customer Service and Support at Beechcraft from 2007 to May 2014. Prior to joining Beechcraft, Mr. Brown served as President and General Manager of AAR Aircraft Services in Oklahoma and held senior-level positions with Independence Air, Avborne Inc. and Midwest Airlines. Mr. Brown holds a Master’s degree in Business Administration from Colorado State University. He also holds an A&P license and is a commercial instrument pilot.

Stacy Cozad, 47. Ms. Cozad became Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary in September 2017. Previously, Ms. Cozad served Spirit as Senior Vice President, General Counsel and Corporate Secretary since January 4, 2016. Prior to joining Spirit, she served as Southwest Airlines’ associate general counsel for litigation from October 2006 to December 2015, overseeing all litigation for the airline. Prior to joining Southwest, Ms. Cozad was an associate and partner in private law practices from September 1997 to September 2006, working on high-profile litigation cases. Ms. Cozad earned a Bachelor of Arts degree in behavioral science from Concordia University Texas and her Juris Doctor degree from Pepperdine University.
Duane Hawkins, 59. Mr. Hawkins became Senior Vice President and General Manager of Boeing, Defense, Business/Regional Jet Programs and Global Customer Support in September 2017. Previously Mr. Hawkins served as Senior Vice President and General Manager of Boeing and Defense Programs since July 2015. From July 2013 to June 2015, Mr. Hawkins served as Senior Vice President - Operations. In that position, he had responsibility and oversight for Defense, Supply Chain Management, Fabrication, Global Quality, and Operations, including global footprint, Manufacturing Engineering, Industrial Engineering, Lean and Tooling. Prior to joining Spirit, Mr. Hawkins was Vice President, Deputy Air Warfare Systems at Raytheon Missile Systems. From 2010 to 2012, Mr. Hawkins was Vice President, Deputy Land Combat Systems at Raytheon Missile Systems. Prior positions at Raytheon Missile Systems also include Vice President, Deputy Supply Chain Management and Standard Missile Program Director. From 1994 to 2001, Mr. Hawkins was President of Defense Research Inc., and from 1993 to 1994 he was Vice President, Engineering at the company. He was factory manager for Hughes Missile Systems/ General Dynamics from 1991 to 1993, and Chief of Manufacturing Engineering for General Dynamics Missile Systems from 1988 to1991. Mr. Hawkins holds a Bachelor of Science degree in manufacturing/industrial engineering from Brigham Young University and an MBA from Regis University.
Sanjay Kapoor, 57. Mr. Kapoor became Executive Vice President and Chief Financial Officer in August 2016. From September 2013 to July 2016, Mr. Kapoor served as Senior Vice President and Chief Financial Officer. Mr. Kapoor joined Spirit from Raytheon where he most recently served as Vice President of Integrated Air & Missile Defense for Raytheon Integrated Defense Systems (“IDS”). Prior to this role, Mr. Kapoor was IDS Vice President of Finance and Chief Financial Officer from 2004 to 2008. Mr. Kapoor also served as CFO at United Technologies’ Pratt and Whitney Power Systems Division. His tenure at Pratt and Whitney also included roles as Director of Aftermarket Services for the Power Systems Business, controller for the Turbine Module Center and business manager for new commercial programs. Mr. Kapoor received his bachelor’s degree in technology from the Indian Institute of Technology and a dual Masters of Business Administration degree in finance and entrepreneurial management from The Wharton School at the University of Pennsylvania.
Krisstie Kondrotis, 52. Ms. Kondrotis become Senior Vice President of Defense Programs and Business Development in September 2017. Previously Ms. Kondrotis served as Senior Vice President - Business Development and Business & Regional Jets since August 2016. From December 2014 to July 2016, Ms. Kondrotis served as Senior Vice President- Business Development. Prior to joining Spirit, she served as Sector Vice President for Business Development at Northrop Grumman Corporation from 2013 to December 2014, Executive Vice President for Business Development and Strategy at CACI, International from 2011 to 2013, Vice President for Business Development and Strategy at General Dynamics Information Technology - Intelligence Solutions Division from 2007 to 2011 and Director of F-22 Business Development at Lockheed Martin Corporation from 2005 to 2007. She is a Syracuse University National Security Studies fellow, and is a graduate of the Lockheed Martin Program Management Institute at Carnegie Mellon University. She holds a Masters of Business Administration in Operations Management from Regis University, Denver, Colorado, and a Bachelor of Science in Finance from University of Northern Colorado, Greeley.
Michelle J. Lohmeier, 55.  Ms. Lohmeier became Senior Vice President and General Manager of Airbus Programs in June 2015. Ms. Lohmeier has extensive aerospace experience from several positions at Raytheon Company, most recently as Vice President of the Land Warfare Systems product line at Raytheon Missile Systems. In that position, Ms. Lohmeier had responsibility for the development and production of all Army and U.S. Marine Corps (“USMC”) missile programs. Previously, Ms. Lohmeier was the program director for the design, development and production implementation of the Standard Missile-6 weapon system for the U.S. Navy. Ms. Lohmeier also served as the production chief engineer for the AMRAAM Program. In addition, Ms. Lohmeier directed Software Engineering, where she was responsible for software development, software quality and configuration management for all Missile Systems programs. She began her career with Hughes Aircraft Company in 1985 as a system test engineer. Ms. Lohmeier earned a bachelor’s degree and a master’s degree in systems engineering from the University of Arizona.
Samantha J. Marnick, 47.  Ms. Marnick became Executive Vice President - Chief Administration Officer in August 2016. From October 2012 to July 2016, Ms. Marnick served as Senior Vice President - Chief Administration Officer. From January 2011 to September 2012, Ms. Marnick served as Senior Vice President of Corporate Administration and Human Resources. From March 2008 to December 2010, Ms. Marnick served as Vice President Labor Relations & Workforce Strategy responsible for labor relations, global human resource project management office, compensation and benefits, and workforce planning. Ms. Marnick previously served as Director of Communications and Employee Engagement from March 2006 to March 2008. Prior to joining the Company, Ms. Marnick was a senior consultant and Principal for Mercer Human Resource Consulting holding management positions in both the U.K. and in the U.S. Prior to that Ms. Marnick worked for Watson Wyatt, the UK’s Department of Health and Social Security and The British Wool Marketing Board. Ms. Marnick holds a master’s degree from the University of Salford in Corporate Communication Strategy and Management.
John Pilla, 58.   Mr. Pilla became Senior Vice President, Chief Technology and Quality Officer in September 2017. Previously, Mr. Pilla served as the Senior Vice President of Engineering and Chief Technology Officer from June 2015 to September 2017. From May 2013 to June 2015, Mr. Pilla served as the Senior Vice President/General Manager - Airbus and A350 XWB Program Management. Mr. Pilla previously served as the Senior Vice President/General Manager, Propulsion Systems Segment from July 2009 through May 2013 as well as the Senior Vice President/General Manager of the Wing Systems Segment from September 2012 through May 2013. From July 2011 to May 2013, he was also responsible for the Aftermarket Customer Support Organization. From April 2008 to July 2009, Mr. Pilla was Chief Technology Officer of Spirit Holdings and he served as Vice President/General Manager-787 of Spirit Holdings and/or Spirit, a position he assumed at the date of the Boeing Acquisition in June 2005 and held until March 2008. He received his bachelor’s degree in Aerospace Engineering from Kansas University, and a master’s degree in Aerospace Structures Engineering and a Masters of Business Administration degree from Wichita State University.
Ron Rabe, 52.    Mr. Rabe became Senior Vice President, Fabrication and Supply Chain Management in September 2017. From June 2015 to September 2017, Mr. Rabe served as Senior Vice President of Operations. Prior to joining Spirit in June 2015, , Mr. Rabe was Eaton Corporation’s vice president of global manufacturing and supply chain, vehicle group from June 2011 to June 2015. In that role he had responsibility for global operations of more than 40 sites, including with respect to supply chain, quality, materials, advanced manufacturing and lean manufacturing. From September 2009 to June 2011 Rabe worked at Eaton Aerospace Group, leading global operations on conveyance systems and operational support for the F-35, CH-53K, 787, and A350 new programs. Mr. Rabe also led operations for the global vehicle group and was responsible for opening new sites in China, India and Mexico from 2000 to 2009. He started his career at the Boeing Company in Wichita in 1986. Mr. Rabe holds a Bachelor of Science degree from Newman University and a Masters of Business Administration degree from Ross School of Business at University of Michigan in Ann Arbor.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A common stock has been quoted on the NYSE under the symbol “SPR” since November 21, 2006. As of February 2, 2018, there were approximately 800 holders of record of class A common stock and, in addition, there were approximately 68,200 stockholders with shares in street name or nominee accounts. The closing price on February 2, 2018 was $93.87 per share as reported by the NYSE.
The high and low closing sales price for our class A common stock as reported on the NYSE and the dividends paid per common share are set forth below.

	2017			2016
Fiscal Quarter	High	Low	Dividends Paid per Common Share	High	Low	Dividends Paid per Common Share
1st	$61.69	$54.44	$0.10	$50.70	$40.50	$—
2nd	$58.11	$52.80	$0.10	$48.98	$41.74	$—
3rd	$78.90	$57.86	$0.10	$46.13	$41.61	$—
4th	$87.25	$77.67	$0.10	$61.26	$44.54	$—
Securities Authorized for Issuance under Equity Compensation Plans
The following table represents restricted shares outstanding under the Omnibus Incentive Plan as of December 31, 2017.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)
Restricted Stock Awards
Equity compensation plans approved by security holders(1)(2)	381,602	(3)	N/A	6,118,273
Equity compensation plans not approved by security holders(2)	—		—	—
Total	381,602	(3)	$—	6,118,273
_______________________________________

(1)
On April 30, 2014, the Company’s Board of Directors approved an Omnibus Incentive Plan (the “Omnibus Plan”), which replaced the previous long-term incentive plan (the “Prior Plan”). The Omnibus Plan was approved by the Company’s stockholders at the Company’s 2014 annual stockholder’s meeting. No new awards will be granted under the Prior Plan. Our equity compensation plan provides for the issuance of incentive awards to officers, directors, employees, and consultants in the form of stock appreciation rights, restricted stock, restricted stock units and deferred stock, in lieu of cash compensation.

(2)
Represents time-based and performance-based long-term incentives that may be issued under the Omnibus Plan. For outstanding performance-based awards, the amount shown reflects the maximum payout. The amount of shares that could be paid out under the performance-based awards ranges from 0-200% based on actual performance. On the initial grant dates for these performance-based awards, the Company grants shares of restricted stock in the amount that would vest if the Company achieves the award target.

Stock Performance
The following graph shows a comparison from December 31, 2012 through December 31, 2017 of cumulative total return of our class A common stock, Standard & Poor’s 500 Stock Index, and the Standard & Poor’s 500 Aerospace & Defense Index. Such returns are based on historical results and are not intended to suggest future performance. We made dividend payments on our class A common stock during the year ended December 31, 2017.

	INDEXED RETURNS Years Ending
Company/Index	Base Period 12/31/12	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Spirit AeroSystems Holdings, Inc.	100	200.83	253.62	295.05	344.43	518.06
S&P 500 Index	100	132.39	150.51	152.59	170.84	208.14
S&P 500 Aerospace & Defense Index	100	154.92	172.63	182.01	216.42	305.97

Issuer Purchases of Equity Securities
The following table provides information about our repurchases during the three months ended December 31, 2017 of our class A common stock that is registered pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

September 29, 2017 - November 2, 2017	—	—	—	$597.9
November 3, 2017 - November 30, 2017	487,916	$81.8287	487,916	$558.0
December 1, 2017 - December 31, 2017	705,960	$85.1299	705,960	$497.9
Total	1,193,876	$83.7807	1,193,876	$497.9

(1)
Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, November 2, 2017 was the last day of our October 2017 fiscal month.

(2)
On November 1, 2016, the Company announced that our Board of Directors authorized a new share repurchase program for the purchase of up to $600.0 million of our class A common stock. On July 25, 2017, the Company increased the existing share repurchase program by up to an additional $400.0 million of our class A common stock. On January 24, 2018, the Board of Directors approved an increase to the program of approximately $500 million. As a result, the total amount remaining in the authorization is approximately $1.0 billion.

Item 6.    Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA
The following table sets forth our selected consolidated financial data for each of the periods indicated. Financial data is derived from the audited consolidated financial statements of Spirit Holdings. The audited consolidated financial statements for the years ended December 31, 2017, December 31, 2016, and December 31, 2015 are included in this Annual Report. You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined and consolidated financial statements and related notes contained elsewhere in the Annual Report.

	Spirit Holdings
	Twelve Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
	(Dollars in millions, except per share data)
Statement of Income Data:
Net revenues	$6,983.0	$6,792.9	$6,643.9	$6,799.2	$5,961.0
Cost of sales(1)	6,162.5	5,803.6	5,532.3	5,711.0	6,059.5
Selling, general and administrative expenses(2)	200.3	228.3	220.8	233.8	200.8
Impact of severe weather events	19.9	12.1	—	—	30.3
Research and development	31.2	23.8	27.8	29.3	34.7
Loss on divestiture of programs(3)	—	—	—	471.1	—
Operating income (loss)	569.1	725.1	863.0	354.0	(364.3)
Interest expense and financing fee amortization	(41.7)	(57.3)	(52.7)	(88.1)	(70.1)
Other (expense) income, net	7.2	(7.3)	(2.2)	(3.5)	3.6
Income (loss) before income taxes and equity in net income (loss) of affiliates	534.6	660.5	808.1	262.4	(430.8)
Income tax (provision) benefit	(180.0)	(192.1)	(20.6)	95.9	(191.1)
Equity in net income (loss) of affiliates	0.3	1.3	1.2	0.5	0.5
Net income (loss)	$354.9	$469.7	$788.7	$358.8	$(621.4)
Net income (loss) per share, basic	$3.04	$3.72	$5.69	$2.55	$(4.40)
Shares used in per share calculation, basic	116.8	126.1	138.4	140.0	141.3
Net income (loss) per share, diluted	$3.01	$3.70	$5.66	$2.53	$(4.40)
Shares used in per share calculation, diluted	117.9	127.0	139.4	141.6	141.3
Dividends declared per common share	$0.40	$0.10	$—	$—	$—

	Spirit Holdings
	Twelve Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
	(Dollars in millions)
Other Financial Data:
Cash flow provided by operating activities	$573.7	$716.9	$1,289.7	$361.6	$260.6
Cash flow used in investing activities	$(272.8)	$(253.4)	$(357.4)	$(239.6)	$(268.2)
Cash flow used in financing activities	$(580.9)	$(718.7)	$(351.1)	$(164.2)	$(13.9)
Capital expenditures	$(273.1)	$(254.0)	$(360.1)	$(220.2)	$(234.2)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$423.3	$697.7	$957.3	$377.9	$420.7
Accounts receivable, net	$722.2	$660.5	$537.0	$605.6	$550.8
Inventories, net	$1,449.9	$1,515.3	$1,774.4	$1,753.0	$1,842.6
Property, plant & equipment, net	$2,105.3	$1,991.6	$1,950.7	$1,783.6	$1,803.3
Total assets	$5,267.8	$5,405.2	$5,764.5	$5,162.7	$5,107.2
Total debt	$1,151.0	$1,086.7	$1,120.2	$1,153.5	$1,167.3
Long-term debt	$1,119.9	$1,060.0	$1,085.3	$1,144.1	$1,150.5
Total equity	$1,801.5	$1,928.8	$2,120.0	$1,622.0	$1,481.0
________________________________

(1)
Included in 2017 costs of sales are net forward loss charges of $327.3 million. Included in 2016 costs of sales are net forward loss charges of $118.2 million. Included in 2015 costs of sales are net favorable changes in estimates on loss programs totaling $10.8 million. Included in 2014 costs of sales are net favorable changes in estimates on loss programs totaling $26.1 million. Included in 2013 cost of sales are forward loss charges of $1,133.3 million. Includes cumulative catch-up adjustments of $31.2 million, $36.6 million, $41.6 million, $60.4 million, and $95.5 million for periods prior to the twelve months ended December 31, 2017, 2016, 2015, 2014, and 2013, respectively.

(2)
Includes non-cash stock compensation expenses of $22.1 million, $42.5 million, $26.0 million, $16.4 million, and $19.6 million for the respective periods starting with the twelve months ended December 31, 2017.

(3)
On December 8, 2014, Spirit entered into an Asset Purchase Agreement with Triumph Aerostructures - Tulsa, LLC, a wholly-owned subsidiary of Triumph Group Inc. (“Triumph”), to sell Spirit’s G280 and G650 programs, consisting of the design, manufacture and support of structural components for the Gulfstream G280 and G650 aircraft in Spirit’s facilities in Tulsa, Oklahoma to Triumph. The transaction closed on December 30, 2014. In connection with the closing of the transaction, we recorded a loss on divestiture of programs of $471.1 million, representing the difference between the sale proceeds and the book value of the assets sold.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with the Consolidated Financial Statement and notes thereto.

Management’s Focus
The Company’s focus is on ensuring that our quality, operational and cost performance are world class. As part of our efforts to position the Company for future success, we completed several key initiatives in 2017, including executing the Sustaining Amendment #30 and the 787 Amendment #25 with Boeing (referred to herein collectively as the “Definitive Documentation”), which secured pricing terms on our recurring Boeing programs into 2022. In addition, we focused on investments in technology and automation to reduce our internal costs, prepared for increasing production rates, and generated cash with disciplined cash deployment.
As we continue to position the Company for future success, our focus in 2018 will revolve around our operational execution with a focus on safety and quality while working to meet our customers’ requirements for production rate changes. Additionally, we will focus on positioning ourselves for organic and inorganic growth within the commercial, defense, and fabrication markets. Considering the strong demand for commercial aircraft and the expected continued need for defense aircraft for the foreseeable future, both markets offer possibilities for growth. To help support our work on production rate increases and market growth, we will continue to focus on attracting, developing, and retaining a world-class team at our sites and remaining a trusted partner to our customers and suppliers.
Programs

A350 XWB
We continue to support the A350 XWB program through two contracts we have with Airbus, a fuselage contract and a wing contract, both of which are segmented into a non-recurring design engineering phase and a recurring production phase. In addition, we support the development of the work scope for the design and tooling related to the -1000 derivative of the A350 XWB fuselage and wing contracts.
The Company has recorded several forward losses on the A350 XWB fuselage recurring program. In earlier stages of production, forward losses were driven by production inefficiencies, engineering changes to the aircraft design, and higher test and transportation costs. In 2016, the Company experienced various disruption and production inefficiencies that exceeded previous estimates, which resulted in forward loss charges. During 2017, the Company recorded an additional forward loss on the A350XWB program of $19.4 million primarily related to unfavorable exchange rate impacts on labor and non-labor costs and supplier claims.
The Company could record additional forward loss charges if there are further changes to revenue and cost estimates and/or if risks are not mitigated.
B787 Program
As we continue on our second contract block on the B787 program, our performance for this program depends on our continued ability to achieve cost reductions in our manufacturing and support labor and supply chain. We have had several changes in estimates on the B787 program. Most recently, in 2017, Boeing and Spirit executed the 787 Amendment, which established pricing terms for the B787-8, -9, and -10 derivative models between line unit 501 and line unit 1405 and required the parties to negotiate pricing for B787 line units 1406 and beyond beginning 24 months prior to the scheduled delivery date for line unit 1405.

As a result of the expected completion of the 787 Amendment, which caused the Company to extend the current contract block ending at line unit 1003 to line unit 1405, the Company recorded a second quarter 2017 reach-forward loss $352.8 million on the B787 program. In the fourth quarter of 2017, favorable cost initiatives and benefits from absorption of fixed costs due to announced rate increases, resulted in a favorable change in estimate on the B787 program of $41.1 million.

Going forward, the B787 program has expected price step downs, which will require Spirit to substantially reduce its operational costs. If Spirit is unable to reduce its costs on the B787 program while successfully executing future rate increases, Spirit may record additional forward losses on the program.

Critical Accounting Policies
The preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) requires management to use estimates and assumptions. The results of these estimates form the basis for making judgments which may affect the reported amounts of assets and liabilities, including the impacts of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to inventory, income taxes, financing obligations, warranties, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes that the quality and reasonableness of our most critical accounting policies enable the fair presentation of our financial position and results of operations. However, the sensitivity of financial statements to these methods, assumptions, and estimates could create materially different results under different conditions or using different assumptions. We believe application of these policies requires difficult, subjective, and complex judgments to estimate the effect of inherent uncertainties. This section should be read in conjunction with Note 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies.
Revenues and Profit Recognition under Long-Term Contracts
The Company recognizes revenue under the contract method of accounting and records sales and profits on each contract in accordance with the percentage-of-completion method of accounting, as further described in Note 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies. In determining our profits and losses in accordance with this method, we are required to make significant assumptions regarding our future costs and revenues, as well as the estimated number of units to be manufactured under the contract and other variables. We continually review and update our assumptions based on market trends and our most recent experience. If we make material changes to our assumptions, such as a reduction in the estimated number of units to be produced under the contract (which could be caused by emerging market trends or other factors), an increase in future production costs, or a change in the recoverability of increased design or production costs, we may experience negative cumulative catch-up adjustments related to revenues previously recognized. In some cases, we may recognize forward loss amounts. For a broader description of the various types of risks we face related to new and maturing programs, see “Risk Factors.” For discussion of the impacts of the adoption of Accounting Standards Codification (“ASC”) Topic 606 on revenues and profit recognition, see Note 2 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, under the sub-heading “New Accounting Pronouncements.”
Income Taxes
Our effective tax rate is impacted by, among other things, changes in U.S. and non-U.S. tax laws in the countries in which we operate, and changes in the mix of our earnings among countries with differing statutory tax rates.
On December 22, 2017, President Trump signed into law legislation referred to as the TCJA. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA includes significant changes to the Internal Revenue Code of 1986, as amended (the “Code”), including amendments which significantly change the taxation of business entities.

Some of the more significant changes that impact our Company included in the TCJA are reductions in the corporate federal income tax rate from 35% to 21%, the elimination of the domestic manufacturing deduction, the ability to immediately expense certain property for specific tax years, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and new taxes on certain foreign sourced earnings as the U.S. transitions to a territorial tax system.

The staff of the SEC has recognized the complexity of reflecting the impacts of the TCJA, and, on December 22, 2017, issued guidance in Staff Accounting Bulletin 118 (“SAB 118”). SAB 118 clarifies accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”), if information is not yet available or complete and provides for up to a one-year period in which to complete the required analyses and accounting (the measurement period). SAB 118 describes three scenarios (or “buckets”) associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the TCJA being enacted.

At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the TCJA; however, in certain cases, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. In other cases, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under ASC 740 and the provisions of the tax laws that were in effect immediately prior to enactment of the TCJA. For the items for which we were able to determine a reasonable estimate, we recognized a provisional amount of $28.7 million, which is included as a component of income tax expense from continuing operations.

Provisional amounts

Deferred tax assets and liabilities: We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. However, we are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Included within our net deferred tax assets and liabilities are state income tax credits, which are recorded net of federal tax expense. With a lower federal income tax rate of 21%, the net value of these credits has increased. The provisional amount recorded related to the re-measurement of our net deferred tax asset balance was a tax benefit recorded as a component of income tax from continuing operations of $16.2 million.

Foreign tax effects: The one-time transition tax is based on our total post-1986 earnings and profits (“E&P”) that we previously deferred from U.S. income taxes. We recorded a provisional amount for our one-time transition tax liability for all of our foreign operating subsidiaries, resulting in an increase in income tax expense of $44.9 million, including the anticipated state income tax effect. For federal income tax purposes, we will elect to pay this over a period of eight years as provided for in the TCJA. We have analyzed and calculated a provisional estimate for the cumulative post-1986 E&P for these foreign operating subsidiaries, the impact of certain expense allocations, the potential impact of any recapture of an Overall Foreign Loss balance and an assessment of potential foreign tax credits. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.

We continue to maintain that earnings of all foreign operating subsidiaries are indefinitely invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings to fund working capital requirements, service existing obligations, and invest in efforts to secure future business. As a result, no additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities. We have completed analysis regarding potential withholding tax related to potential future dividends and anticipate that any associated withholding taxes would be immaterial based upon current law. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable at this time.

The TCJA introduces a tax on global intangible low-taxed income (“GILTI”) for years ending after December 31, 2017. Our analysis and accounting for the effects of the GILTI provision is incomplete and an accounting policy on whether we will account for GILTI as a period expense or record deferred taxes for anticipated GILTI has not been made.

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

Results of Operations
The following table sets forth, for the periods indicated, certain of our operating data:

	Twelve Months Ended
	December 31, 2017(1)	December 31, 2016(1)(2)	December 31, 2015(2)
	($ in millions)
Net revenues	$6,983.0	$6,792.9	$6,643.9
Cost of sales	6,162.5	5,803.6	5,532.3
Gross profit	820.5	989.3	1,111.6
Selling, general and administrative expenses	200.3	228.3	220.8
Impact of severe weather event	19.9	12.1	—
Research and development	31.2	23.8	27.8
Operating income	569.1	725.1	863.0
Interest expense and financing fee amortization	(41.7)	(57.3)	(52.7)
Other income (expense), net	7.2	(7.3)	(2.2)
Income before income taxes and equity in net income of affiliate	534.6	660.5	808.1
Income tax provision	(180.0)	(192.1)	(20.6)
Income before equity in net income of affiliate	354.6	468.4	787.5
Equity in net income of affiliate	0.3	1.3	1.2
Net income	$354.9	$469.7	$788.7
_______________________________________

(1)	See “Twelve Months Ended December 31, 2017 as Compared to Twelve Months Ended December 31, 2016” for detailed discussion of operating data.

(2)	See “Twelve Months Ended December 31, 2016 as Compared to Twelve Months Ended December 31, 2015” for detailed discussion of operating data.

Comparative shipset deliveries by model are as follows:

	Twelve Months Ended
Model	December 31, 2017	December 31, 2016	December 31, 2015
B737	532	500	502
B747	6	8	15
B767	28	25	18
B777	70	96	102
B787	136	127	126
Total Boeing	772	756	763
A320 Family	608	574	494
A330/340	80	74	77
A350	90	69	37
A380	13	22	24
Total Airbus	791	739	632
Business/Regional Jets	88	88	62
Total	1,651	1,583	1,457
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
Net revenues by prime customer are as follows:

	Twelve Months Ended
Prime Customer	December 31, 2017	December 31, 2016	December 31, 2015
	($ in millions)
Boeing	$5,527.5	$5,502.6	$5,596.6
Airbus	1,123.5	992.7	760.5
Other	332.0	297.6	286.8
Total net revenues	$6,983.0	$6,792.9	$6,643.9

Changes in Estimates
During the twelve months ended December 31, 2017, we recognized total changes in estimates of ($296.1) million which includes net forward loss charges of ($327.3) million and favorable cumulative catch-up adjustments related to periods prior to 2017 of $31.2 million. The net forward loss charges were primarily driven by the Boeing pricing negotiations including the effect of executing the Collective Resolution Memorandum of Understanding with Boeing (the “MOU”) and extending the current B787 contract block in the second quarter. Favorable cumulative catch-up adjustments for the periods prior to 2017 were primarily driven by productivity and efficiency improvements and favorable cost performance.
During the twelve months ended December 31, 2016, we recognized total changes in estimates of ($81.6) million, which includes net forward loss charges of ($118.2) million and favorable cumulative catch-up adjustments related to periods prior to 2016 of $36.6 million. Net forward loss charges were primarily driven by various disruption and production inefficiencies related to achieving production rate increases on the A350 XWB fuselage program. Favorable cumulative catch-up adjustments for the periods prior to 2016 were primarily driven by productivity and efficiency improvements, favorable cost performance, mitigation of risk on maturing programs, and favorable pricing negotiations on a maturing program.
During the twelve months ended December 31, 2015, we recognized total changes in estimates of $52.4 million, which includes favorable cumulative catch-up adjustments related to periods prior to 2015 of $41.6 million and favorable changes in estimates on loss programs of $10.8 million, which is net of forward loss charges of ($6.9) million. Favorable cumulative catch-up adjustments for the periods prior to 2015 and changes in estimates on loss programs were primarily driven by productivity and efficiency improvements, favorable cost performance, mitigation of risk, benefits from increased production rates related to the absorption of fixed costs, and favorable pricing negotiations on a maturing program. Forward loss charges were due to a production rate decrease on a mature program.

The Company is currently working on several programs, primarily the B787, A350 XWB, and BR725 programs, that carry risks associated with design responsibility, development of production tooling, production inefficiencies during the early phases of production, hiring and training of qualified personnel, increased capital and funding commitments, supplier performance, delivery schedules and unique customer requirements. The Company has previously recorded forward loss charges on these programs. If the risks related to these programs are not mitigated, then the Company could record additional forward loss charges.
Twelve Months Ended December 31, 2017 as Compared to Twelve Months Ended December 31, 2016
Net Revenues.    Net revenues for the twelve months ended December 31, 2017 were $6,983.0 million, an increase of $190.1 million, or 3%, compared with net revenues of $6,792.9 million for the prior year. The increase was primarily due to higher production deliveries on the B737, B787, A320, and A350 XWB programs, increased defense related activity, and higher revenues recognized on certain non-recurring Boeing programs, partially offset by lower production deliveries on the B747 and B777, decreased GCS&S activity, lower revenue recognized on the B787 Program in accordance with pricing terms under the B787 Agreement, and the absence of a one-time customer claim settlement recorded in the first half of 2016. Approximately 95% of Spirit’s net revenues in 2017 came from our two largest customers, Boeing and Airbus.
Deliveries to Boeing increased to 772 shipsets during 2017, compared to 756 shipsets delivered in the prior year, driven by production increases on the B737, B767, and B787 programs, partially offset by decreases on the B747 and B777 programs. Deliveries to Airbus increased to 791 shipsets during 2017, compared to 739 shipsets delivered in the prior year, primarily driven by higher production of the A320 and A350 XWB programs, partially offset by decreased production on the A380 program.

Production deliveries of business/regional jet wing and wing components remained flat at 88 shipsets during both 2017 and 2016. In total, shipset deliveries increased 4% to 1,651 shipsets in 2017 compared to 1,583 shipsets in 2016.
Gross Profit.    Gross profit was $820.5 million for the twelve months ended December 31, 2017, as compared to $989.3 million for the same period in the prior year. The decrease in gross profit was primarily driven by net forward loss charges recognized for the B787 Program in the second quarter of 2017, partially offset by the absence of forward loss charges recognized on the A350 XWB fuselage program during 2016.
SG&A and Research and Development.    SG&A expense was $28.0 million lower for the twelve months ended December 31, 2017, as compared to the same period in the prior year, primarily due to expenses related to executive retirements and severance including stock compensation recognized in 2016. Research and development expense for the twelve months ended December 31, 2017 was $7.4 million higher as compared to the same period in the prior year, due to more internal projects underway.
Impact of Severe Weather Event.    During the twelve months ended December 31, 2017, the Company recorded a $19.9 million charge related to the aftermath of Hurricane Matthew, compared to $12.1 million recorded in the prior year. The impact of Hurricane Matthew caused the Company’s Kinston, North Carolina site operations to temporarily shut down during the fourth quarter of 2016 with carryover effects into 2017.
Operating Income.    Operating income for the twelve months ended December 31, 2017 was $569.1 million, which was $156.0 million lower than operating income of $725.1 million for the prior year. The decrease in operating income was primarily the result of the B787 net forward loss charges recognized during the second quarter of 2017.
Interest Expense and Financing Fee Amortization.    Interest expense and financing fee amortization for the twelve months ended December 31, 2017 includes $36.3 million of interest and fees paid or accrued in connection with long-term debt and $3.5 million in amortization of deferred financing costs and original issue discount, compared to $38.0 million of interest and fees paid or accrued in connection with long-term debt and $19.3 million in amortization of deferred financing costs and original issue discount for the prior year. During 2016, we recognized $15.8 million in interest expense for the write-down of deferred financing costs, original issue discount and third party fees, and a call premium resulting from the financing activities that occurred during the second quarter of 2016, which included the amendment and restatement of our credit facility and redemption of our senior notes due in 2020 using proceeds from the issuance of our senior notes due in 2026.
Other (Expense) Income, net.    Other income for the twelve months ended December 31, 2017 was $7.2 million, compared to other expense of $7.3 million for the same period in the prior year. Other expense during 2016 was primarily driven by foreign exchange rate losses as the British Pound value weakened against the U.S. Dollar.
Provision for Income Taxes.   The income tax provision for the twelve months ended December 31, 2017, was $180.0 million compared to $192.1 million for the prior year. The 2017 effective tax rate was 33.7% as compared to 29.1% for 2016. The difference in the effective tax rate recorded for 2017 as compared to 2016 is primarily related to higher benefit from foreign rates less than the U.S. rate and incremental federal research tax credits in 2017, offset by the provisional tax impacts recorded in 2017 due to the signing of the TCJA in December 2017. The provisional amounts include the one-time transition tax for all of our operating foreign subsidiaries and the re-measurement of our net deferred tax asset balance. The decrease from the U.S. statutory tax rate is attributable primarily to the inclusion of the tax effects of foreign rates less than the U.S. rate, the re-measurement of our net U.S. deferred tax asset balance, the U.S. qualified domestic production activities deduction, and the generation of state income tax credits offset by the one-time transition tax for all of our operating foreign subsidiaries.
Segments.    The following table shows segment revenues and operating income for the twelve months ended December 31, 2017, 2016, and 2015:

	Twelve Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	($ in millions)
Segment Revenues
Fuselage Systems	$3,730.8	$3,498.8	$3,447.0
Propulsion Systems	1,666.2	1,777.3	1,750.7
Wing Systems	1,578.8	1,508.7	1,437.7
All Other	7.2	8.1	8.5
	$6,983.0	$6,792.9	$6,643.9
Segment Operating Income(1)
Fuselage Systems	$347.7	$468.6	$607.3
Propulsion Systems	275.1	325.9	378.2
Wing Systems	212.4	223.6	178.5
All Other	2.0	1.6	1.3
	837.2	1,019.7	1,165.3
Corporate SG&A	(200.3)	(228.3)	(220.8)
Unallocated impact of severe weather event(2)	(19.9)	(12.1)	—
Research and development	(31.2)	(23.8)	(27.8)
Unallocated cost of sales(3)	(16.7)	(30.4)	(53.7)
Total operating income	$569.1	$725.1	$863.0
_______________________________________

(1)
Inclusive of forward losses, changes in estimates on loss programs, and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2017, 2016, and 2015 are further detailed in the segment discussions below and in Note 3 to the Consolidated Financial Statements, Changes in Estimates.

(2)	See Note 25 to the Consolidated Financial Statements, Impact of Severe Weather Event.

(3)
For 2017, includes charges of $1.8 million and $12.7 million, related to warranty reserve and charges for excess purchases and purchase commitments, respectively. For 2016, includes charges of $13.8 million and $23.6 related to warranty reserve and early retirement incentives, respectively, offset by $7.9 million for the settlement of historical claims with suppliers. For 2015, includes charges of $40.7 million, $0.8 million, and $6.4 million related to warranty reserve, reduction in workforce, and unallocated inventory write-offs, respectively.

Fuselage Systems, Propulsion Systems, Wing Systems, and All Other represented approximately 53%, 24%, 23%, and less than 1%, respectively, of our net revenues for the twelve months ended December 31, 2017.
Fuselage Systems.    Fuselage Systems segment net revenues for the twelve months ended December 31, 2017 were $3,730.8 million, an increase of $232.0 million, or 7%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries on the B737 and A350 XWB programs, increased revenue on certain non-recurring Boeing programs, and increased defense related work, partially offset by lower production deliveries on the B777 program and decreased GCS&S activity. Fuselage Systems segment operating margins were 9% for the twelve months ended December 31, 2017, compared to 13% for the same period in the prior year, with the decrease primarily driven by the net forward loss charges recorded on the B787 fuselage program. In 2017, the segment recorded favorable cumulative catch-up adjustments of $4.0 million, as well as ($223.2) million of net forward loss charges. In comparison, during 2016, the segment recorded favorable cumulative catch-up adjustments of $13.6 million driven by productivity and efficiency improvements, as well as ($133.4) million of net forward losses.
Propulsion Systems.    Propulsion Systems segment net revenues for the twelve months ended December 31, 2017 were $1,666.2 million, a decrease of $111.1 million, or 6%, compared to the same period in the prior year. The decrease was primarily due to lower production deliveries on the B777 and B747 programs, decreased GCS&S activity, and lower net revenues recognized on the B787 program in accordance with pricing terms under the B787 Agreement, partially offset by higher deliveries on the B737 program and increased revenue on a non-recurring Boeing program. Propulsion Systems segment operating margins were 17% for the twelve months ended December 31, 2017, compared to 18% for the same period in the prior year. This decrease was primarily driven by the net forward loss charges recorded on the B787 program. In 2017, the segment recorded favorable cumulative catch-up adjustments of $3.8 million and net forward loss charges of ($40.2) million. In comparison, during 2016, the segment recorded unfavorable cumulative catch-up adjustments of ($0.4) million and favorable changes in estimates on loss programs of $10.1 million.
Wing Systems.    Wing Systems segment net revenues for the twelve months ended December 31, 2017 were $1,578.8 million, an increase of $70.1 million, or 5%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the B737, B787, A320, and A350 XWB programs and higher net revenues recognized on the B787 program in accordance with pricing terms under the B787 Agreement, partially offset by lower production deliveries on the B777, B747, and A380 programs and the absence of a one-time claim settlement with a customer. Wing Systems segment operating margins were 13% for the twelve months ended December 31, 2017, compared to 15% for the same period in the prior year, primarily driven by the net forward loss charges recorded on the B787 program. In 2017, the segment recorded favorable cumulative catch-up adjustments of $23.4 million and net forward loss charges of ($63.9) million. In comparison, during 2016, the segment recorded favorable cumulative catch-up adjustments of $23.4 million driven by claim settlements with customers and productivity and efficiency improvements, as well as favorable changes in estimates on loss programs of $5.1 million.
All Other.    All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and natural gas revenues from the Kansas Industrial Energy Supply Company (“KIESC” a tenancy in common with other Wichita companies established to purchase natural gas where the Company is a major participant). In the twelve months ended December 31, 2017, All Other segment net revenues were $7.2 million, a decrease of $0.9 million compared to the same period in the prior year. The All Other segment recorded 28% operating margins for the twelve months ended December 31, 2017.
Twelve Months Ended December 31, 2016 as Compared to Twelve Months Ended December 31, 2015
Net Revenues.    Net revenues for the twelve months ended December 31, 2016 were $6,792.9 million, an increase of $149.0 million, or 2%, compared with net revenues of $6,643.9 million for the prior year. The increase was primarily due to higher production deliveries on the A350 XWB and B767, higher revenues recognized on certain nonrecurring Boeing programs and one-time claim settlements with customers, partially offset by lower production deliveries on the B747 and B777 and lower revenue recognized on the B787 program in accordance with pricing terms under the B787 Agreement, all of which net to a $141.4 million increase in revenue. Approximately 96% of Spirit’s net revenues in 2016 came from our two largest customers, Boeing and Airbus.
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
Impact of Severe Weather Event.    During the fourth quarter of 2016, the Company recorded a $12.1 million charge against operating income related to the aftermath of Hurricane Matthew, which caused the Company’s Kinston, North Carolina site operations to temporarily shut down.
Operating Income.    Operating income for the twelve months ended December 31, 2016 was $725.1 million, which was $137.9 million lower than operating income of $863.0 million for the prior year. The decrease in operating income was primarily the result of net forward loss charges recognized during the second quarter of 2016.
Interest Expense and Financing Fee Amortization.    Interest expense and financing fee amortization for the twelve months ended December 31, 2016 includes $38.0 million of interest and fees paid or accrued in connection with long-term debt and $19.3 million in amortization of deferred financing costs and original issue discount, compared to $45.8 million of interest and fees paid or accrued in connection with long-term debt and $6.9 million in amortization of deferred financing costs and original issue discount for the prior year. During 2016, we recognized $15.8 million in interest expense for the write-down of deferred financing costs, original issue discount and third party fees, and a call premium resulting from the financing activities that occurred during the second quarter of 2016, which included the amendment and restatement of our senior credit agreement and redemption of our senior notes due in 2020 using proceeds from the issuance of our senior notes due in 2026. In March 2015, we entered into

Amendment No. 5 to our prior credit agreement which resulted in a loss on extinguishment of debt charge of $3.6 million. Additionally, interest expense for 2016 reflects lower average interest rates on our term loan and bonds compared to the prior year.
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
Fuselage Systems.    Fuselage Systems segment net revenues for the twelve months ended December 31, 2016 were $3,498.8 million, an increase of $51.8 million, or 2%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries on the A350 XWB and B767 and the absence of charges related to historical non-conformance claims, partially offset by lower net revenues recognized on the B787 program in accordance with pricing terms under the B787 Agreement and lower production deliveries on the B747 and B777. Fuselage Systems segment operating margins were 13% for the twelve months ended December 31, 2016, compared to 18% for the same period in the prior year, with the decrease primarily driven by the net forward loss charges recorded on the A350 XWB fuselage program. In 2016, the segment recorded favorable cumulative catch-up adjustments of $13.6 million driven by productivity and efficiency improvements on mature programs, as well as ($133.4) million of net forward losses. In comparison, during 2015, the segment recorded favorable cumulative catch-up adjustments of $16.1 million driven by productivity and efficiency improvements on mature programs, as well as $8.7 million of favorable changes in estimates on loss programs.
Propulsion Systems.    Propulsion Systems segment net revenues for the twelve months ended December 31, 2016 were $1,777.3 million, an increase of $26.6 million, or 2%, compared to the same period in the prior year. The increase was primarily due to higher revenue recognized on certain nonrecurring Boeing programs and increased production deliveries on the B767, partially offset by fewer production deliveries on the B747 and B777 and lower net revenues recognized on the B787 program in accordance with pricing terms under the B787 Agreement. Propulsion Systems segment operating margins were 18% for the twelve months ended December 31, 2016, compared to 22% for the same period in the prior year. This decrease was primarily driven by lower production deliveries on the B747, the favorable cumulative catch-up adjustments recorded during 2015, increased revenue from lower-margin programs and the absence of nonrecurring customer incentive payments recorded during 2015. In 2016, the segment recorded unfavorable cumulative catch-up adjustments of ($0.4) million and favorable changes in estimates on loss programs of $10.1 million. In comparison, during 2015, the segment recorded favorable cumulative catch-up adjustments of $22.8 million driven by productivity and efficiency improvements on mature programs, as well as $2.4 million of favorable changes in estimates on loss programs.
Wing Systems.    Wing Systems segment net revenues for the twelve months ended December 31, 2016 were $1,508.7 million, an increase of $71.0 million, or 5%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the A350 XWB and one-time claim settlements with customers, partially offset by lower B777 wing related activity and fewer production deliveries on the B747. Wing Systems segment operating margins were 15% for the twelve months ended December 31, 2016, compared to 12% for the same period in the prior year, primarily driven by favorable labor and material cost performance. In 2016, the segment recorded favorable cumulative catch-up adjustments of $23.4 million driven by claim settlements with customers and productivity and efficiency improvements, as well as favorable changes in estimates on loss programs of $5.1 million. In comparison, during 2015, the segment recorded favorable cumulative catch-up adjustments of $2.7 million, partially offset by net forward loss charges of ($0.3) million.
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

Liquidity and Capital Resources
The primary sources of our liquidity include cash on hand, cash flow from operations, which includes receivables from customers, and borrowings made available by the following:
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
As of December 31, 2017, the outstanding balance of the Term Loan was $462.5 million and the carrying value was $460.7 million.
The A&R Credit Agreement contains customary affirmative and negative covenants, including restrictions on indebtedness liens, types of business, acquisitions, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control, and other matters customarily restricted in such agreements.
Senior Notes
2022 Notes. In March 2014, the Company issued $300.0 million in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the “2022 Notes”) with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. As of December 31, 2017, the carrying value of the 2022 Notes was $294.8 million.
2026 Notes. In June 2016, the Company issued $300.0 million in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of December 31, 2017, the carrying value of the 2026 Notes was $297.2 million.
For additional information on our outstanding debt, please see Note 12 to the Consolidated Financial Statements, Debt.
Other
Additionally, we may receive proceeds from asset sales and may seek to access the credit markets, if needed. In October 2017, the Company entered into an agreement (the “Receivable Sales Agreement”) to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Company's balance sheet. For additional information on the sale of receivables, please see Note 4 to the Consolidated Financial Statements, Accounts Receivable, net.
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
As of December 31, 2017, we had $423.3 million of cash and cash equivalents on the balance sheet. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations, and borrowings available under our A&R Credit Agreement will be sufficient to fund our operations, inventory growth, planned capital investments, research and development expenditures, and scheduled debt service payments for at least the next twelve months.
Cash Flows
The following table provides a summary of our cash flows for the twelve months ended December 31, 2017, 2016 and 2015:

	For the Twelve Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	($ in millions)
Net income	$354.9	$469.7	$788.7
Adjustments to reconcile net income	241.3	283.7	31.0
Changes in working capital	(23.5)	(36.5)	470.0
Net cash provided by operating activities	572.7	716.9	1,289.7
Net cash used in investing activities	(272.8)	(253.4)	(357.4)
Net cash used in financing activities	(580.9)	(718.7)	(351.1)
Effect of exchange rate change on cash and cash equivalents	5.6	(4.4)	(1.8)
Net increase (decrease) in cash and cash equivalents for the period	(275.4)	(259.6)	579.4
Cash and cash equivalents, beginning of period	697.7	957.3	377.9
Cash and cash equivalents, end of period	$422.3	$697.7	$957.3

Twelve Months Ended December 31, 2017 as Compared to Twelve Months Ended December 31, 2016
Operating Activities.    For the twelve months ended December 31, 2017, we had a net cash inflow of $572.7 million from operating activities, a decrease of $143.2 million, compared to a net cash inflow of $716.9 million for the prior year. The decrease in net cash provided by operating activities was primarily due to the repayment under B787 Amendment #25 of $236.0 million less certain adjustments to Boeing as a retroactive adjustments for payments that were based on interim pricing, partially offset by lower net tax payments in 2017. Net tax payments made during 2017 were $101.9 million, resulting in an increase in net cash of $89.5 million, compared to net tax payments of $191.4 million during the prior year.
Investing Activities.    For the twelve months ended December 31, 2017, we had a net cash outflow of $272.8 million from investing activities, an increase in outflow of $19.4 million, compared to a net cash outflow of $253.4 million for the prior year. The increase in cash outflow was driven by higher investment in capital during 2017 to support increasing production rates.
Financing Activities.    For the twelve months ended December 31, 2017, we had a net cash outflow of $580.9 million for financing activities, a decrease in outflow of $137.8 million as compared to a net cash outflow of $718.7 million for the same period in the prior year. During 2017, the Company repurchased 7.5 million shares of its class A common stock for $496.3 million, compared to the repurchase of 14.2 million shares of class A common stock for $649.6 million in 2016. During 2017, the Company paid cash dividends totaling $47.1 million to its stockholders of record. Additionally, during 2016, we entered into the A&R Credit Agreement and issued $300.0 million of 2026 Notes and used those proceeds along with cash on hand to repurchase $300.0 million of our senior notes due in 2020 pursuant to a tender offer and redemption.
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

Financing Activities.    For the twelve months ended December 31, 2016, we had a net cash outflow of $718.7 million for financing activities, an increase in outflow of $367.6 million as compared to a net cash outflow of $351.1 million for the same period in the prior year. During 2016, the Company repurchased 14.2 million shares of its class A common stock for $649.6 million, compared to the repurchase of 5.7 million shares of class A common stock for $300.0 million in 2015. Additionally, during 2016, we entered into the A&R Credit Agreement and issued $300.0 million of 2026 Notes and used those proceeds along with cash on hand to repurchase $300.0 million of our senior notes due in 2020 pursuant to a tender offer and redemption. In 2015, we entered into Amendment No. 5 to our senior secured Credit Agreement.
Future Cash Needs and Capital Spending
Our primary future cash needs will consist of working capital, debt service, research and development, capital expenditures, potential share repurchases, dividend payments, and merger and acquisition or disposition activities. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs, including the B737, B787, A320, and A350 XWB programs. In response to announced customer production rate increases, we are evaluating various plans to relieve capacity constraints. We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Capital expenditures for the twelve months ended December 31, 2017 totaled $273.1 million, as compared to $254.0 million for the same period in 2016, as we made a higher investment in capital in 2017 to support increasing production rates. We plan to fund future capital expenditures and cash requirements from cash on hand, cash generated by operations, customer cash advances, borrowings available under our A&R Credit Agreement, and proceeds from asset sales, if any.

On November 1, 2016, the Company announced that our Board of Directors authorized a new share repurchase program for the purchase of up to $600.0 million of our class A common stock. On July 25, 2017, the Company increased the existing share repurchase program by up to an additional $400.0 million of our class A common stock, resulting in a total program authorization of $1.0 billion. On January 24, 2018, the Board of Directors approved an increase to the program of approximately $500 million. As a result, the total amount remaining in the authorization is approximately $1.0 billion.

The Company continues to pay quarterly cash dividends in the amount of $0.10 per share. The most recent dividend was declared by the Board on January 24, 2018, to be paid on April 9, 2018, to stockholders of record as of March 19, 2018.
Advances on the B787 Program.   Boeing has made advance payments to Spirit under the B787 Agreement, which are required to be repaid to Boeing by way of offsets against the purchase price for future shipset deliveries. As of December 31, 2017, the amount of advance payments received by us from Boeing under the B787 Agreement and not yet repaid was approximately $331.8 million.
Contractual Obligations:
The following table summarizes our contractual cash obligations as of December 31, 2017:

Contractual Obligations(1)(2)	2018	2019	2020	2021	2022	2023	2024 and After	Total
	($ in millions)
Principal payment on term loan	$6.3	$6.3	$6.3	$387.5	$—	$—	$—	$406.4
Interest on debt(3)	20.9	21.7	21.0	11.0	4.6	4.3	35.6	119.1
Long-term bonds	—	—	—	—	300.0	—	300.0	600.0
Interest on long-term bonds	27.3	27.3	27.3	27.3	19.4	11.6	28.9	169.1
Non-cancelable capital lease payments	5.2	5.5	5.7	5.8	5.9	5.3	3.2	36.6
Non-cancelable operating lease payments	8.3	7.4	6.0	4.8	3.9	2.7	12.5	45.6
Other	1.0	1.1	1.1	1.2	1.3	1.6	51.4	58.7
Transition tax(4)	3.4	3.4	3.4	3.4	3.4	6.3	18.7	42.0
Purchase obligations(5)	190.1	27.3	8.3	8.2	7.2	1.9	—	243.0
Total	$262.5	$100.0	$79.1	$449.2	$345.7	$33.7	$450.3	$1,720.5
_______________________________________

(1)
Does not include repayment of $515.6 million of B787 advances or deferred revenue credits to Boeing, or $2.0 million of Airbus advances or deferred revenue credits, which are reflected in our balance sheet as short-term and long-term liabilities. See Note 8 to the Consolidated Financial Statements, Advance Payments and Deferred Revenue/Credits.

(2)
The $6.7 million of unrecognized tax benefit liability for uncertain tax positions has been excluded from this table due to uncertainty involving the ultimate settlement period. See Note 16 to the Consolidated Financial Statements, Income Taxes.

(3)	Interest on our Term Loan was calculated for all years using the three-month LIBOR yield curve as of December 31, 2017 plus applicable margin.

(4)
Provisional amount for our one-time transition tax liability for all of our operating foreign subsidiaries, which we will elect to pay over a period of eight years as provided for in the TCJA. The state income tax effect of the transition tax will be offset by state income tax credit carryforwards.

(5)	Purchase obligations represent computing, tooling, and property, plant and equipment commitments as of December 31, 2017.
Off-Balance Sheet Arrangements
Other than operating leases disclosed in the notes to our financial statements included in this Annual Report, we have not entered into any off-balance sheet arrangements as of December 31, 2017.
Tax
The amount of current net U.S. and state tax receivables outstanding at December 31, 2017 was $27.1 million. The amount of noncurrent U.S. tax payables outstanding at December 31, 2017 was $38.1 million.
Foreign Operations
We engage in business in various non-U.S. markets. As of December 31, 2017, we have facilities in the U.K., France, and Malaysia, a worldwide supplier base, and a repair center for the European and Middle-Eastern regions. We purchase certain components, assemblies, and materials that we use in our products from foreign suppliers and a portion of our products will be sold directly to foreign customers, including Airbus, or resold to foreign end-users (e.g., foreign airlines and militaries). In addition, we operate an assembly facility in Saint-Nazaire, France to receive and assemble center fuselage frame sections for the A350 XWB commercial aircraft from the facility in Kinston, North Carolina before they are shipped to Airbus.
Spirit is party to a joint venture with Hong Kong Aircraft Engineering Company Limited (“HAECO”), and its subsidiary, Taikoo Aircraft Engineering Company Limited (“TAECO”), Cathay Pacific Airways Limited, and Cal-Asia to develop and implement a state-of-the-art composite and metal bond component repair station in the Asia-Pacific region. The service center is called Taikoo Spirit AeroSystems Composite Co. Ltd.
Currency fluctuations, tariffs and similar import limitations, price controls, tax reform, and labor regulations can affect our foreign operations. Other potential limitations on our foreign operations include expropriation, nationalization, restrictions on foreign investments or their transfers and additional political and economic risks. In addition, the transfer of funds from foreign operations could be impaired by any restrictive regulations that foreign governments could enact.
Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on our business or market opportunities with such governments’ countries. Furthermore, the political, cultural and economic climate outside the U.S. may be unfavorable to our operations and growth strategy.
For the twelve months ended December 31, 2017, our net revenues from direct sales to non-U.S. customers were approximately $1,260.1 million, or 18% of total net revenues for the same period. For the twelve months ended December 31, 2016, our net revenues from direct sales to non-U.S. customers were approximately $1,142.8 million, or 17% of total net revenues for the same period. For the twelve months ended December 31, 2015, our net revenues from direct sales to non-U.S. customers were approximately $934.9 million, or 14% of total net revenues for the same period.
Inflation
A majority of our sales are conducted pursuant to long-term contracts that set fixed unit prices. Some but not all of our contracts provide for price adjustment for inflation. The Sustaining Agreement and B787 Agreement, which together generate the significant majority of the Company’s revenue, provide for price adjustments in the case of “abnormal escalation” based upon a formula referencing specified government price indicies. In addition, we typically consider expected inflation in determining proposed pricing when we bid on new work. Although we have attempted to minimize the effect of inflation on our business through these protections, sustained or higher than anticipated increases in costs of labor or materials could have a material adverse effect on our results of operations.
Spirit’s contracts with suppliers currently provide for fixed pricing in U.S. dollars, while contracts with respect to our U.K. operations are denominated in U.S. dollars, British pounds sterling or Euros. In some cases, our supplier arrangements contain inflationary adjustment provisions based on accepted industry indices, and we typically include an inflation component in estimating our supply costs. In addition, Spirit has long-term supply agreements for raw materials with most of its suppliers and for certain raw materials, Spirit is party to collective raw material sourcing contracts arranged through Boeing and Airbus (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Commodity Price and Availability Risks” below). With these strategies, Spirit expects pricing for raw materials to be stable in the near term. We will continue to focus our strategic cost reduction plans on mitigating the effects of this potential cost increase on our operations.

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
Accounts receivable include amounts billed and currently due from customers, amounts earned but unbilled, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending dispute resolution. For the twelve months ended December 31, 2017, approximately 79% of our net revenues were from sales to Boeing. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. While such credit losses have historically not been material, we cannot guarantee that we will continue to experience the same credit loss rates in the future.
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
Commodity Price and Availability Risks
In our business we use various raw materials, including aluminum, titanium, steel, and composites, all of which can experience price fluctuations depending on market conditions. Substantial price increases could reduce our profitability. Although our supply agreements with Boeing and Airbus allow us to pass on certain abnormal increases in component and raw material costs to Boeing and Airbus in limited situations, we may not be fully compensated for such increased costs.
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
If one or more of our suppliers or subcontractors experiences delivery delays or other performance problems, we may be unable to meet commitments to our customers or incur additional costs. Any failure by our suppliers to provide acceptable raw materials, components, kits, or subassemblies could adversely affect our production schedules and contract profitability. We assess qualification of suppliers and continually monitor them to control risk associated with such supply base reliance.
To a lesser extent, we also are exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, chemicals and freight. We utilize a range of long-term agreements to minimize procurement expense and supply risk in these areas.
Interest Rate Risks

As of December 31, 2017, under our A&R Credit Agreement, we had $460.7 million of variable rate debt outstanding as compared to $485.2 million of variable rate debt outstanding as of December 31, 2016. Borrowings under our A&R Credit Agreement bear interest that varies with LIBOR. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a one percentage point increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $4.85 million.
On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 million and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps, using Level 2 inputs, was an asset of $0.9 million as of December 31, 2017. For the twelve months ended December 31, 2017, the Company recorded a gain related to swap activity of $0.9 million.
Foreign Exchange Risks
As a result of the BAE Acquisition, we have sales, expenses, assets, and liabilities that are denominated in British pounds sterling. Our functional currency for our U.K. operations is the British pound sterling. However, sales made to Boeing and some procurement costs are denominated in U.S. dollars and Euros. As a consequence, movements in exchange rates could cause our net sales and expenses to fluctuate, affecting our profitability and cash flows.
In addition, even when revenues and expenses are matched, we must translate British pound sterling denominated results of operations, assets, and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar as compared to the British pound sterling will affect our reported results of operations and the value of our assets and liabilities on our balance sheet, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods and/or result in significant changes to the carrying value of our assets, liabilities and shareholders’ equity.
In accordance with FASB authoritative guidance, the intercompany revolving credit facility with our U.K. subsidiary is exposed to fluctuations in foreign exchange rates. The fluctuation in rates for 2017 resulted in a loss of $0.3 million reflected in other income/expense.

Item 8.    Financial Statements and Supplementary Data
SPIRIT AEROSYSTEMS HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Spirit AeroSystems Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Spirit AeroSystems Holdings, Inc. (the “Company“) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders‘ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements“). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with US generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (201 framework) and our report dated February 9, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company‘s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 2014.
Wichita, Kansas
February 9, 2018

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	($ in millions, except per share data)
Net Revenues	$6,983.0	$6,792.9	$6,643.9
Operating costs and expenses
Cost of sales	6,162.5	5,803.6	5,532.3
Selling, general and administrative	200.3	228.3	220.8
Impact of severe weather event	19.9	12.1	—
Research and development	31.2	23.8	27.8
Total operating costs and expenses	6,413.9	6,067.8	5,780.9
Operating income	569.1	725.1	863.0
Interest expense and financing fee amortization	(41.7)	(57.3)	(52.7)
Other income (expense), net	7.2	(7.3)	(2.2)
Income before income taxes and equity in net income of affiliates	534.6	660.5	808.1
Income tax provision	(180.0)	(192.1)	(20.6)
Income before equity in net income of affiliates	354.6	468.4	787.5
Equity in net income of affiliates	0.3	1.3	1.2
Net income	$354.9	$469.7	$788.7
Earnings per share
Basic	$3.04	$3.72	$5.69
Diluted	$3.01	$3.70	$5.66
Dividends declared per common share	$0.40	$0.10	$—

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Comprehensive Income

	For the Twelve Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	($ in millions)
Net income	$354.9	$469.7	$788.7
Other comprehensive (loss) income, net of tax:
Settlement of swap, net of tax effect of zero, zero, and ($0.4), respectively	—	—	0.7
Pension, SERP, and Retiree medical adjustments, net of tax effect of ($6.0), ($20.8), and ($7.7), respectively	19.8	36.9	12.5
Unrealized foreign exchange income (loss) on intercompany loan, net of tax effect of ($1.2), $2.5, and $0.9, respectively	4.9	(9.9)	(3.5)
Foreign currency translation adjustments	33.7	(53.4)	(16.4)
Total other comprehensive income (loss)	58.4	(26.4)	(6.7)
Total comprehensive income	$413.3	$443.3	$782.0

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
	($ in millions)
Assets
Cash and cash equivalents	$423.3	$697.7
Restricted cash	2.2	—
Accounts receivable, net	722.2	660.5
Inventory, net	1,449.9	1,515.3
Other current assets	53.5	36.9
Total current assets	2,651.1	2,910.4
Property, plant and equipment, net	2,105.3	1,991.6
Pension assets	347.1	282.3
Other assets	164.3	220.9
Total assets	$5,267.8	$5,405.2
Liabilities
Accounts payable	$693.1	$579.7
Accrued expenses	269.3	216.2
Profit sharing	109.5	101.4
Current portion of long-term debt	31.1	26.7
Advance payments, short-term	100.0	199.3
Deferred revenue and other deferred credits, short-term	64.6	312.1
Deferred grant income liability — current	21.6	14.4
Other current liabilities	331.8	94.4
Total current liabilities	1,621.0	1,544.2
Long-term debt	1,119.9	1,060.0
Advance payments, long-term	231.7	342.0
Pension/OPEB obligation	40.8	43.9
Deferred revenue and other deferred credits	161.0	146.8
Deferred grant income liability — non-current	39.3	63.4
Other liabilities	252.6	276.1
Stockholders’ Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 114,447,605 and 121,642,556 shares issued and outstanding, respectively	1.1	1.2
Additional paid-in capital	1,086.9	1,078.9
Accumulated other comprehensive loss	(128.5)	(186.9)
Retained earnings	2,422.4	2,113.9
Treasury stock, at cost (31,467,709 and 23,936,092 shares, respectively)	(1,580.9)	(1,078.8)
Total stockholders' equity	1,801.0	1,928.3
Noncontrolling interest	0.5	0.5
Total equity	1,801.5	1,928.8
Total liabilities and equity	$5,267.8	$5,405.2
   See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2014	141,089,123	$1.4	$1,035.6	$(129.2)	$(153.8)	$867.5	$1,621.5
Net income	—	—	—	—	—	788.7	788.7
Employee equity awards	653,011	—	26.0	—	—	—	26.0
Stock forfeitures	(170,789)	—	—	—	—	—	—
Net shares settled	(395,447)	—	(20.7)	—	—	—	(20.7)
Excess tax benefits from share-based payment arrangements	—	—	10.7	—	—	—	10.7
SERP shares issued	133,677	—	—	—	—	—	—
Treasury shares	(5,691,865.0)	—	—	(300.0)	—	—	(300.0)
Other comprehensive loss	—	—	—	—	(6.7)	—	(6.7)
Balance — December 31, 2015	135,617,710	$1.4	$1,051.6	$(429.2)	$(160.5)	$1,656.2	$2,119.5
Net income	—	—	—	—	—	469.7	469.7
Dividends Declared	—	—	—	—	—	(12.0)	(12.0)
Employee equity awards	856,232	—	42.5	—	—	—	42.5
Stock forfeitures	(280,349)	—	—	—	—	—	—
Net shares settled	(335,436)	—	(15.2)	—	—	—	(15.2)
Excess tax benefits from share-based payment arrangements	—	—	(0.2)	—	—	—	(0.2)
SERP shares issued	28,626	—	—	—	—	—	—
Treasury shares	(14,244,227)	(0.2)	0.2	(649.6)	—	—	(649.6)
Other comprehensive loss	—	—	—	—	(26.4)	—	(26.4)
Balance — December 31, 2016	121,642,556	$1.2	$1,078.9	$(1,078.8)	$(186.9)	$2,113.9	$1,928.3
Net income	—	—	—	—	—	354.9	354.9
Dividends Declared	—	—	—	—	—	(46.4)	(46.4)
Employee equity awards	667,845	—	22.1	—	—	—	22.1
Stock forfeitures	(92,482)	—	—	—	—	—	—
Net shares settled	(250,066)	—	(14.2)	—	—	—	(14.2)
Excess tax benefits from share-based payment arrangements	—	—	—	—	—	—	—
SERP shares issued	11,369	—	—	—	—	—	—
Treasury shares	(7,531,617)	(0.1)	0.1	(502.1)	—	—	(502.1)
Other comprehensive income	—	—	—	—	58.4	—	58.4
Balance — December 31, 2017	114,447,605	$1.1	$1,086.9	$(1,580.9)	$(128.5)	$2,422.4	$1,801.0

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	($ in millions)
Operating activities
Net income	$354.9	$469.7	$788.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	214.1	208.6	180.5
Amortization expense	0.2	0.2	0.6
Amortization of deferred financing fees	3.4	19.3	6.9
Accretion of customer supply agreement	2.6	4.9	2.6
Employee stock compensation expense	22.1	42.5	26.0
Excess tax benefit of share-based payment arrangements	—	0.1	(10.7)
Gain from interest rate swaps	(0.9)	—	—
Loss from hedge contracts	—	—	1.6
(Gain) loss from foreign currency transactions	(8.1)	17.4	8.6
Loss on disposition of assets	9.5	0.4	14.7
Deferred taxes	52.4	0.9	(162.2)
Pension and other post retirement benefits, net	(34.7)	3.5	(26.0)
Grant liability amortization	(19.0)	(11.9)	(10.4)
Equity in net income of affiliates	(0.3)	(1.3)	(1.2)
Changes in assets and liabilities
Accounts receivable, net	(48.5)	(139.1)	62.2
Inventory, net	319.6	207.8	(44.2)
Accounts payable and accrued liabilities	160.3	(34.3)	(89.1)
Profit sharing/deferred compensation	7.6	40.5	(50.0)
Advance payments	(209.6)	(144.4)	(113.3)
Income taxes receivable/payable	25.7	(3.3)	251.9
Deferred revenue and other deferred credits	(231.2)	12.4	407.3
Other	(46.4)	23.0	45.2
Net cash provided by operating activities	573.7	716.9	1,289.7
Investing activities
Purchase of property, plant and equipment	(273.1)	(254.0)	(360.1)
Proceeds from sale of assets	0.4	0.6	2.7
Other	(0.1)	—	—
Net cash used in investing activities	(272.8)	(253.4)	(357.4)
Financing activities
Proceeds from issuance of debt	—	—	535.0
Proceeds from issuance of bonds	—	299.8	—
Principal payments of debt	(2.8)	(36.4)	(36.5)
Payments on term loan	(25.0)	—	(534.9)
Payments on bonds	—	(300.0)	—
Taxes paid related to net share settlement awards	(14.2)	(15.2)	(20.7)
Excess tax benefit of share-based payment arrangements	—	(0.1)	10.7
Debt issuance and financing costs	(0.9)	(17.2)	(4.7)
Proceeds from financing under the New Markets Tax Credit Program	7.6	—	—
Purchase of treasury stock	(496.3)	(649.6)	(300.0)
Change in restricted cash	(2.2)	—	—
Dividends paid	(47.1)	—	—
Net cash used in financing activities	(580.9)	(718.7)	(351.1)
Effect of exchange rate changes on cash and cash equivalents	5.6	(4.4)	(1.8)
Net (decrease) increase in cash and cash equivalents for the period	(274.4)	(259.6)	579.4
Cash and cash equivalents, beginning of period	697.7	957.3	377.9
Cash and cash equivalents, end of period	$423.3	$697.7	$957.3
See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Cash Flows - continued

	For the Twelve Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	($ in millions)
Supplemental information
Interest paid	$43.6	$45.2	$51.5
Income taxes paid (refunded)	$101.9	$191.4	$(69.7)

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

2.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the Company’s financial statements and the financial statements of its majority owned or controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2017 presentation.
Investments in business entities in which the Company does not have control, but has the ability to exercise influence over operating and financial policies are accounted for under the equity method. Taikoo Spirit AeroSystems Composite Co. Ltd. ("TSACCL"), a joint venture of which Spirit's ownership interest is 31.5%, is accounted for under the equity method. TSACCL was formed to develop and implement a state-of-the-art composite and metal bond component repair station in the Asia-Pacific region.
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
Use of Estimates
The preparation of the Company’s financial statements in conformity with GAAP requires management to use estimates and assumptions. The results of these estimates form the basis for making judgments which may affect the reported amounts of assets and liabilities, including the impacts of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period.
Provisions for estimated expenses related to service and product warranties, service life policies, and certain extraordinary rework are made at the time products are sold. These costs are accrued at the time of the sale and are recorded to unallocated cost of goods sold. These estimates are established using historical information on the nature, frequency and average cost of warranty claims, and service life policy claims, including the experience of industry peers. In the case of new development products or new customers, Spirit considers other factors including the experience of other entities in the same business and management judgment, among others.
Actual results could differ from those estimates and assumptions.
Revenues and Profit Recognition
A significant portion of the Company’s revenues are recognized under long-term, volume-based pricing contracts, requiring delivery of products over several years. Historically, the Company has recognized revenue under the contract method of accounting and recorded sales and profits on each contract in accordance with the percentage-of-completion method of accounting, primarily using the units-of-delivery method. Under the units-of-delivery method revenue is recognized based upon the number of units delivered during a period and the contract price and expenditures are recognized as the cost allocable to the delivered units. Costs allocable to undelivered units are reported in the balance sheet as inventory. The method is used in circumstances in which an

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

entity produces units of a basic product under production-type contracts in a continuous or sequential production process to buyers’ specifications. Recurring long-term production contracts are usually divided into contract blocks for this purpose, with each block treated as a separate contract for “units-of-delivery” production-type contract accounting purposes.
The total quantity of production units to be delivered under a contract may be set as a single contract accounting block, or it can be split into multiple blocks. Unless the life of the contract is so long that it prevents reliable estimates, the entire contract will typically be set as the contract accounting block quantity. “Life-of-program” or “requirements-based” contracts often lead to continuing sales of more than twenty years. Since this is much longer than can be reliably estimated, Spirit has used parameters based on the contract facts and circumstances to determine the length of the contract block. This analysis includes: considering the customer’s firm orders, internal assessment of the market, reliability of cost estimates, potential segmentation of non-recurring elements of the contract, and other factors. Contract block sizes may also be determined based on certain contractual terms such as pricing renegotiation dates, such that certain contract blocks may use an approximate date instead of a defined unit quantity in order to increase the ability to estimate accurately given that the renegotiated pricing is unknown for the planning block. Shorter contract blocks for mature, ongoing programs are common due to the presence of recent cost history and probable forecast accuracy. Initial contract blocks often require a longer time period and a greater number of units in order to take into account the higher cost of early units due to a steeper experience curve and pre-production design costs. As these programs mature, costs stabilize and efficiencies are realized, subsequent contract block length shortens to take into account the steady state of the continuing production.
Revenues from non-recurring design work are recognized based on substantive milestones or use of the cost-to-cost method, that are indicative of the Company’s progress toward completion depending on facts and circumstances. The Company follows the requirements of Financial Accounting Standards Board (“FASB”) authoritative guidance on accounting for the performance of construction-type and certain production-type contracts (the contract method of accounting), and uses the cumulative catch-up method in accounting for revisions in estimates. Under the cumulative catch-up method, the impacts of revisions in estimates are recognized immediately when changes in estimated contract profitability become known.
A profit rate is estimated based on the difference between total revenues and total costs over a contract block. Total revenues at any given time include actual historical revenues up to that time plus future estimated revenues. Total costs at any given time include actual historical costs up to that time plus future estimated costs. Estimated revenues include negotiated or expected values for units delivered, estimates of probable recoveries asserted against the customer for changes in specifications, price adjustments for contract and volume changes, escalation and assumed but currently unnegotiated price increases for derivative models. Costs include the estimated cost of certain pre-production efforts (including non-recurring engineering and planning subsequent to completion of final design) plus the estimated cost of manufacturing a specified number of production units. Estimates take into account assumptions related to future labor performance and rates, and projections related to material and overhead costs including expected “learning curve” cost reductions over the term of the contract. Estimated revenues and costs also take into account the expected impact of specific contingencies that the Company believes are probable.
Estimates of revenues and costs for the Company’s contract blocks span a period of multiple years and are based on a substantial number of underlying assumptions. The Company believes that the underlying assumptions are sufficiently reliable to provide a reasonable estimate of the profit to be generated. However, due to the significant length of time over which revenue streams will be generated, the variability of the revenue and cost streams can be significant if the assumptions change. Estimates of profit margins for contract accounting blocks are typically reviewed at least annually or at an earlier point if evidence suggests a change in margin may be necessary. Assuming the initial estimates of sales and costs under the contract block are accurate, the percentage-of-completion method results in the profit margin being recorded evenly as revenue is recognized under the contract block. Changes in these underlying estimates due to revisions in sales and cost estimates may result in profit margins being recognized unevenly over a contract block as such changes are accounted for on a cumulative basis in the period estimates are revised, which the Company refers to as cumulative catch-up adjustments. The Company’s Estimate at Completion estimating process is not solely an accounting process, but is instead an integrated part of the management of the Company’s business, involving numerous personnel in the Company’s planning, production control, contracts, cost management, supply chain, and program and business management functions.
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

For revenues not recognized under the contract method of accounting, the Company recognizes revenues from the sale of products at the point of passage of title, which is generally at the time of shipment. Shipping and handling costs are included in

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

cost of sales. Revenues earned from providing maintenance services, including any contracted research and development, are recognized when the service is complete or other contractual milestones are attained. Revenues from non-recurring design work are recognized based on substantive milestones or use of the cost-to-cost method, that are indicative of the Company’s progress toward completion. Non-recurring revenues, which are derived primarily from engineering and design efforts, were $466.9, $302.1, and $307.4 for each of the periods ended December 31, 2017, 2016, and 2015, respectively. As required by FASB authoritative guidance related to accounting for consideration given by a vendor to a customer certain payments are amortized as a reduction to revenues on units delivered.
Research and Development
Research and development includes costs incurred for experimentation, design, and testing that are expensed as incurred.
Cash and Cash Equivalents
Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. Consistent with industry practice, the Company classifies unbilled receivables related to contracts accounted for under the long-term contract method of accounting as current. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables. Account balances are charged off against the allowance after the potential for recovery is considered remote. The Company’s allowance for doubtful accounts was approximately $1.3 and $5.2 at December 31, 2017 and December 31, 2016, respectively.
Accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned for which the recovery will occur over the term of the contract, which could exceed one year.
In October 2017, the Company entered into an agreement (the “Receivable Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the balance sheet. The Receivable Sales Agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party. The receivables under the Receivable Sales Agreement are sold without recourse to the third party financial institution. See Note 4, Accounts Receivable, net, for further discussion.
Inventory
Raw materials are stated at lower of cost (principally on an actual or average cost basis) or market. Inventoried costs attributed to units delivered under long-term contracts are based on the estimated average cost of all units expected to be produced and are determined under the learning curve concept which anticipates a predictable decrease in unit costs. Lower unit costs are achieved as tasks and production techniques become more efficient through repetition, supply chain costs are reduced as contracts are negotiated and design changes result in lower cost. This cost averaging usually results in an increase in inventory (referred to as “excess-over-average” or “deferred production costs”) during the early years of a contract. These costs are deferred only to the extent the amount of actual or expected excess-over-average is reasonably expected to be fully offset by lower-than-average costs in future periods of a contract. If in-process inventory plus estimated costs to complete a specific contract exceed the actual plus anticipated remaining sales value of such contract, such excess is charged to cost of sales in the period the loss becomes known, thus reducing inventory to estimated realizable value. Costs in inventory include amounts relating to contracts with long production cycles, some of which are not expected to be realized within one year.
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
The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software. The Company’s capitalization policy includes specifications that the software must have a service life greater than one year, is legally and substantially owned by Spirit, and has an acquisition cost of greater than $0.1.
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
Impairment or Disposal of Long-Lived Assets and Goodwill
Spirit reviews capital and amortization of intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the recorded amount may not be recoverable. Under the standard, assets must be classified as either held-for-use or available-for-sale. An impairment loss is recognized when the recorded amount of an asset that is held for use exceeds the projected undiscounted future net cash flows expected from its use and disposal, and is measured as the amount by which the recorded amount of the asset exceeds its fair value, which is measured by discounted cash flows when quoted market prices are not available. For assets available-for-sale, an impairment loss is recognized when the recorded amount exceeds the fair value less cost to sell. The Company performs an annual impairment test for goodwill in the fourth quarter of each year, or more frequently, if an event occurs or circumstances change that would more likely than not reduce fair value below current value.
Deferred Financing Costs
Costs relating to long-term debt are deferred and included in other long-term assets. These costs are amortized over the term of the related debt or debt facilities and are included as a component of interest expense.
Derivative Instruments and Hedging Activity
The Company uses derivative financial instruments to manage the economic impact of fluctuations in currency exchange rates and interest rates. Derivative financial instruments are recognized on the balance sheet as either assets or liabilities and are measured at fair value. Changes in fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item or when the hedge is no longer effective. Cash flows associated with the Company’s derivatives are presented as a component of the operating section of the statement of cash flows. The use of derivatives has generally been limited to interest rate swaps and foreign currency forward contracts. The Company enters into foreign currency forward contracts to reduce the risks associated with the changes in foreign exchange rates on sales and cost of sales denominated in currencies other than the entities’ functional currency.

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
We record an income tax expense or benefit based on the income earned or loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB authoritative guidance on accounting for the uncertainty in income taxes. The final tax outcome for these matters may be different than management's original estimates made in determining the income tax provision. A change to these estimates could impact the effective tax rate and net income or loss in subsequent periods. We use the flow-through accounting method for tax credits. Under this method, tax credits reduce income tax expense. See Note 16, Income Taxes, for further discussion.
Stock-Based Compensation and Other Share-Based Payments
Many of the Company’s employees are participants in various stock compensation plans. The expense attributable to the Company’s employees is recognized over the period the amounts are earned and vested, as described in Note 15, Stock Compensation.
New Accounting Pronouncements
In March 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires entities to report the service cost component of net periodic pension and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Further, ASU 2017-07 requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The amendments as set forth in ASU 2017-07 are effective for reporting periods beginning after December 15, 2017. The Company adopted the requirements of ASU 2017-07 on January 1, 2018, using the retrospective transition method. The Company expects the adoption of ASU 2017-07 to result in an unfavorable impact to consolidated operating profit and a corresponding favorable impact in non-operating income for each year. Further, in 2018, the Company expects a decrease to operating income in the range of $15.0 to $20.0, primarily related to the impact on the B787 program.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 provides guidance on eight specific cash flow classification issues that GAAP does not address. ASU 2016-15 is effective for reporting periods beginning after December 15, 2017. The adoption of ASU 2016-15 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In applying ASC 606, revenue is recognized when control of promised goods or services transfers to a customer and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The major provisions of the new standard include: the determination of enforceable rights and obligations between parties; the identification of performance obligations including those related to material right obligations; the allocation of consideration based upon relative standalone selling price; accounting for variable consideration; the determination of whether performance obligations are satisfied over time or at a point in time; and enhanced disclosure requirements.

ASC 606 will be effective for the Company beginning January 1, 2018 and permits two methods of adoption: retrospectively to each prior reporting period presented (“full retrospective method”) or retrospectively with the cumulative effect of the initial application recognized at the date of initial application (“modified retrospective method”). The Company will adopt the standard using the modified retrospective method and will record an adjustment to Retained Earnings for the cumulative effect of initial application on January 1, 2018 (the “Transition Adjustment”). Contracts that are substantially completed will be excluded from the Transition Adjustment.

The Company has reviewed all of its contracts with customers and has implemented the required process, data, and system changes to comply with the requirements of ASC 606.

Upon adoption of ASC 606, the Company will no longer recognize revenue using the units-of-delivery method. ASC 606 is applied by analyzing each contract, or a combination of contracts, to determine if revenue is recognized over time or at a point in time. The Company has determined that some of its contracts will have performance obligations that are satisfied over time and some at a point in time based on when control of goods and services transfers to the customer.

For performance obligations that are satisfied over time, the Company will use an input method as the basis for recognizing revenue. Input methods recognize revenue on the basis of an entity’s efforts or inputs toward satisfying a performance obligation (for example, resources consumed, labor hours expended, costs incurred, time lapsed, or machine hours used) relative to the total expected inputs to satisfy the performance obligation. The Company will generally use costs incurred as the measure of performance; and therefore will generally not defer any production costs. Performance obligations that are not recognized over time will be recognized at the point in time when control transfers to the customer.

ASC 606 requires the Company to allocate contract consideration to performance obligations on the basis of their relative standalone selling price. The Company has determined that certain contracts require a deferral of revenues due to the requirement to allocate revenue based upon relative standalone selling price. Accordingly, contract liabilities will be established at the Transition Date to defer revenue that was previously recognized under ASC 605 (“legacy GAAP”).

Based on currently available information, the Company estimates the following Transition Adjustment impact:

Opening Balance Sheet Impact:
Pretax Retained Earnings Decrease	$350.0	-	$370.0
Net Estimated Tax Benefit	$75.0	-	$85.0

As explained above, under legacy GAAP, the Company used the units-of-delivery method and certain production costs were deferred over the life of the contract block. Under ASC 606, the Company will not use contract blocks and costs will no longer be deferred and allocated to future units as under the units-of-delivery method. Accordingly, deferred production costs of $651.0 (pretax), net of previously recognized forward loss reserves of $367.0 (pretax) will be eliminated and result in a decrease to retained earnings as part of the Transition Adjustment.

The Transition Adjustment will include a net increase of $80.0 - $100.0 (pretax) to retained earnings to establish contract assets for contracts that are in progress for which revenue is not yet recognized under legacy GAAP but for which revenue is recognized under ASC 606 over time as contract costs are incurred.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Finally, a $113.0 (pretax) decrease to retained earnings will be recorded as part of the Transition Adjustment to defer revenue to reflect the relative standalone selling price of certain future performance obligations.

ASC 340-40 is applied to costs to obtain or fulfill a contract if existing guidance is not applicable. The Company’s accounting for preproduction, tooling, and certain other costs is expected to continue under existing guidance, since the costs generally do not fall within the scope of ASC 340-40. However, certain preproduction costs of $49.0 (pretax) that were deferred under legacy GAAP but which related to fully satisfied performance obligations under ASC 606, will be eliminated as part of the Transition Adjustment.

The Company anticipates that in 2018, revenue for certain contracts that would have been recognized under legacy GAAP will be deferred because of the allocation of revenue to future performance obligations based upon relative standalone selling price. Additionally, based upon the information currently available, the Company expects that there will be an increase in gross margin in 2018 for certain other contracts because production costs previously deferred under legacy GAAP have been included in the Transition Adjustment as discussed above.

The enhanced disclosure requirements of ASC 606 include discussions on the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company expects the disclosures to include qualitative and quantitative information about its contracts with customers; information about contract assets and liabilities; information about the performance obligation for customer contracts; and, the significant judgments made in applying the guidance in ASC 606. This will result in changes to the Company's existing disclosures, as well as new disclosures, which will impact the information reported in the Company's financial statements.

3.     Changes in Estimates
The Company has a Company-wide quarterly Estimate at Completion (EAC) process in which management assesses the progress and performance of the Company's contracts. This process requires management to review each program’s progress towards completion by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated contract revenues and estimated contract costs over the current contract block and any outstanding contract matters. Risks and opportunities include management's judgment about the cost associated with a program’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product) and any other contract requirements. The majority of the Company’s fixed priced contracts are life of aircraft program contracts. Due to the span of years it may take to complete a contract block and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs at completion is complicated and subject to many variables and, accordingly, is subject to change. When adjustments in estimated total contract block revenue or estimated total cost are required, any changes from prior estimates for delivered units are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by several factors including improved production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work and contract modifications. When estimates of total costs to be incurred on a contract block exceed estimates of total revenue to be earned, a provision for the entire loss on the contract block is recorded in the period in which the loss is determined. Changes in estimates are summarized below:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Changes in Estimates	December 31, 2017	December 31, 2016	December 31, 2015
Favorable (Unfavorable) Cumulative Catch-up Adjustments by Segment
Fuselage	4.0	13.6	16.1
Propulsion	3.8	(0.4)	22.8
Wing	23.4	23.4	2.7
Total Favorable Cumulative Catch-up Adjustment	31.2	36.6	41.6

(Forward Loss) and Changes in Estimates on Loss Programs by Segment
Fuselage	(223.2)	(133.4)	8.7
Propulsion	(40.2)	10.1	2.4
Wing	(63.9)	5.1	(0.3)
Total (Forward Loss) and Change in Estimate on Loss Program	(327.3)	(118.2)	10.8

Total Change in Estimate	(296.1)	(81.6)	52.4
EPS Impact (diluted per share based on statutory rates)	(1.58)	(0.40)	0.24

2017 Changes in Estimates

On August 1, 2017, Boeing and the Company through its subsidiary, Spirit, entered into a Collective Resolution Memorandum of Understanding (the “MOU”), which required Boeing and Spirit to negotiate and execute definitive documentation implementing the agreements set forth in the MOU by September 29, 2017.

On September 22, 2017, Boeing and Spirit completed their negotiation of such definitive documentation and entered into Amendment No. 30 to the long-term supply agreement covering products for Boeing’s B737, B747, B767, and B777 commercial aircraft programs (“Sustaining Amendment #30”). Sustaining Amendment #30 generally establishes pricing terms for the B737, B747, B767, and B777 models (excluding the B777x) through December 31, 2022 (with certain limited exceptions). Sustaining Amendment #30 further provides that Boeing and Spirit will negotiate follow-on pricing for periods beyond January 1, 2023 beginning 24 months prior to January 1, 2023. If Boeing and Spirit are unable to reach an agreement with respect to follow-on pricing prior to January 1, 2023, Sustaining Amendment #30 provides a mechanism to establish interim pricing that takes into account escalation and reduces certain rate-based discounts. In addition, Sustaining Amendment #30 provides that the parties will make certain investments for rate increases on the B737 program and implements industry standard payment terms.

In addition, as part of the definitive documentation implementing the agreements set forth in the MOU, on September 22, 2017 Boeing and Spirit also entered into Amendment No. 25 to the long-term supply agreement covering products for Boeing’s B787 commercial aircraft program (the “787 Amendment #25” and, together with the Sustaining Amendment #30, the “Definitive Documentation”). 787 Amendment #25 establishes pricing terms for the B787-8, -9, and -10 models through line unit 1405. 787 Amendment #25 provides that the parties will negotiate pricing for B787 line units 1406 and beyond beginning 24 months prior to the scheduled delivery date for line unit 1405.

In the second quarter of 2017, the Company formally extended the current contract block ending at line unit 1003 to line unit 1300 and established a planning block from line units 1301 to 1405. Based on cost updates, contract block extension, and planning block addition, the Company updated its estimated contract costs and revenue for the B787 program. As a result, the Company recorded a second quarter 2017 reach-forward loss of $352.8 on its B787 program. In the fourth quarter of 2017, favorable cost initiatives and benefits from absorption of fixed costs due to announced rate increases, resulted in a favorable change in estimate on the B787 program of $41.1.

During 2017, the Company recorded a forward loss on the A350XWB program of $19.4, primarily related to unfavorable exchange rate impacts on labor and non-labor costs and supplier claims.

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

During the second quarter of 2016, Spirit signed a memorandum of agreement with Airbus (the “Airbus 2016 MOA”) which, in part, materially reset the pricing for 800 units on the A350 XWB Fuselage and Wing requirements contracts. The Airbus 2016 MOA was negotiated to economically compensate Spirit for significant engineering changes to aircraft design. The new pricing provided the Company with a higher degree of certainty of revenue that will be realized over the 800 unit contracts. Further, the Company analyzed A350 XWB market demand using third party publications as well as Airbus firm orders which indicated that the sustained demand for the A350 XWB program was in excess of 800 units. The Company determined that due to the higher degree of precision of the A350 XWB revenue along with the strong, sustained market demand, it was appropriate to extend the accounting block quantity to 800 units in the second quarter of 2016. The contract block quantity change was made in accordance with applicable accounting guidance as well as the Company’s accounting policies and past practices. As a result of the Airbus 2016 MOA, the Company updated its estimated revenues that will be realized over the 800 unit A350 XWB Fuselage and Wing contract accounting blocks.

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

4.     Accounts Receivable, net
Accounts receivable, net consists of the following:

	December 31, 2017	December 31, 2016
Trade receivables	$710.5	$647.3
Other	13.0	18.4
Less: allowance for doubtful accounts	(1.3)	(5.2)
Accounts receivable, net	$722.2	$660.5
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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

In October 2017, the Company entered into an agreement (the “Receivable Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the balance sheet. The Receivable Sales Agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party. The receivables under the Receivable Sales Agreement are sold without recourse to the third party financial institution. During 2017, $1,133.8 of accounts receivable have been sold via this arrangement. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is $3.3 for the year ended December 31, 2017 and is included in Other income and expense. See Note 19, Other Income (Expense), net.
5.     Inventory
Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. Significant statement of work changes considered not reimbursable by the customer can also cause pre-production costs to be incurred. These costs are typically amortized over a certain number of shipset deliveries. Capitalized pre-production may be amortized over multiple blocks. See contract block and deliveries table noted below.
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
For discussion of the impacts of the adoption of ASC 606 on deferred production, capitalized pre-production, forward loss provision, and contract blocks, see Note 2, Summary of Significant Accounting Policies.
Inventories are summarized as follows:

	December 31, 2017	December 31, 2016
Raw materials	$321.0	$281.9
Work-in-process	854.4	790.7
Finished goods	35.8	30.9
Product inventory	1,211.2	1,103.5
Capitalized pre-production(1)	78.9	103.5
Deferred production(2)	640.3	717.4
Forward loss provision(3)	(480.5)	(409.1)
Total inventory, net	$1,449.9	$1,515.3
_______________________________________
For contract blocks that have not closed, the following non-product inventory amounts were included in the summarized inventory table above:

(1)
For the period ended December 31, 2017, $69.7 and $5.6 on the A350 XWB and Rolls-Royce BR725 programs, respectively. For the period ended December 31, 2016, $83.7 and $15.2 on the A350 XWB and Rolls-Royce BR725 programs, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

(2)
For the period ended December 31, 2017 $632.8 and $129.3 on the A350 XWB and Rolls-Royce BR725 programs, respectively. For the period ended December 31, 2016, $657.2 and $114.6 on the A350 XWB and Rolls-Royce BR725 programs, respectively.

(3)
For the period ended December 31, 2017, ($275.5), ($137.4), and ($57.2) on A350 XWB, Rolls-Royce BR725, and B787 programs, respectively. For the period ended December 31, 2016, ($255.8) and ($140.8) on the A350 XWB and Rolls-Royce BR725 programs, respectively. The forward loss charge recorded on the B787 program in the second quarter of 2017 exceeded the program's inventory balance. The excess of the charge over the program's inventory was classified as a contract liability and reported in other current liabilities on the balance sheet in the amount of $254.5 as of December 31, 2017. Includes a $2.1 reclassification between Work-in-process and Forward loss provision as of December 31, 2016.

Significant amortization of capitalized pre-production and deferred production inventory has occurred over the following contract block deliveries and will continue to occur over the following contract blocks:

Model	Current Block Deliveries	Contract Block Quantity
A350 XWB	223	800
Rolls-Royce BR725	316	350

6.     Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	December 31, 2017	December 31, 2016
Land	$15.9	$14.9
Buildings (including improvements)	764.1	642.5
Machinery and equipment (1)	1,529.9	1,373.9
Tooling	1,013.9	982.4
Capitalized software (1)	263.3	261.9
Construction-in-progress	213.4	193.7
Total	3,800.5	3,469.3
Less: accumulated depreciation	(1,695.2)	(1,477.7)
Property, plant and equipment, net	$2,105.3	$1,991.6

 (1) Includes a $6.9 reclassification between Machinery and equipment and Capitalized software for the period ended December 31, 2016.
Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $130.0, $123.1, and $139.0 for the twelve months ended December 31, 2017, 2016 and 2015, respectively.
The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software. Depreciation expense related to capitalized software was $19.2, $18.6, and $16.9 for the twelve months ended December 31, 2017, 2016, and 2015, respectively.
The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluated its long-lived assets at its locations and determined that an impairment of $8.2 primarily related to abandoned construction-in-progress, $8.3 primarily related to obsolete machinery and equipment and tooling, and $10.0 primarily related to obsolete machinery and equipment was necessary for the twelve months ended December 31, 2017, 2016, and 2015, respectively. The Company records impairments related to property, plant and equipment to costs of sales on the statement of operations.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

7.     Other Assets
Other assets are summarized as follows:

	December 31, 2017	December 31, 2016
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Total intangible assets	8.2	8.2
Less: Accumulated amortization-patents	(1.8)	(1.8)
Accumulated amortization-favorable leasehold interest	(4.6)	(4.2)
Intangible assets, net	1.8	2.2
Deferred financing
Deferred financing costs	39.5	38.5
Less: Accumulated amortization-deferred financing costs	(33.7)	(32.2)
Deferred financing costs, net(1)	5.8	6.3
Other
Goodwill — Europe	2.5	2.3
Equity in net assets of affiliates	4.7	4.4
Supply agreement(1)	19.9	17.0
Restricted Cash	20.0	19.9
Deferred Tax Asset - non-current	72.5	128.8
Other	37.1	40.0
Total	$164.3	$220.9
_______________________________________

(1)	Under two agreements, certain payments accounted for as consideration paid by the Company to a customer and a supplier are being amortized as reductions to net revenues.

8.   Advance Payments and Deferred Revenue/Credits
Advance payments. Advance payments are those payments made to Spirit by customers in contemplation of the future performance of services, receipt of goods, incurrence of expenditures, or for other assets to be provided by Spirit under a contract and are repayable if such obligation is not satisfied. The amount of advance payments to be recovered against production units expected to be delivered within a year is classified as a short-term liability on the Company’s balance sheet, with the balance of the unliquidated advance payments classified as a long-term liability.
In February 2012, Spirit and Airbus entered into an agreement whereby Spirit received a series of payments totaling $250.0 million, which were recorded as advance payments within our balance sheet. The agreement provides for repayment of the $250.0 million in cash advances made by Airbus to be offset against the purchase price of the first 200 Section 15 A350 XWB shipsets delivered to Airbus prior to December 31, 2017. As of December 31, 2017, all amounts of advance payments received by us from Airbus under the advance agreement have been repaid.
Boeing has made advance payments to Spirit under the B787 Agreement, which are required to be repaid to Boeing by way of offsets against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. In April 2014, the Company signed a memorandum of agreement with Boeing which suspended advance repayments related to the B787 programs for a period of twelve months beginning April 1, 2014. The Company recommenced its repayment on April 1, 2015 and any repayments which otherwise would have become due during the twelve-month period beginning April 1, 2014 will be offset against the purchase price for B787 shipsets 1001 through 1120.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Deferred revenue/credits. Deferred revenue/credits generally consist of nonrefundable amounts received in advance of revenue being earned for specific contractual deliverables. However, certain amounts of deferred revenue/credits could be required to be refunded if certain performance obligations or conditions are not met. These payments are classified as deferred revenue/credits when received, and recognized as revenue as the production units are delivered or performance obligations or conditions are met.

In November 2014, Spirit and Boeing entered into a Memorandum of Agreement (“November 2014 MOA”). As part of the November 2014 MOA, Boeing and Spirit established interim prices for certain B787 shipsets, and the parties agreed to negotiate future rate increases, recurring prices, and other issues across multiple programs during 2015. The parties did not reach an agreement on pricing until August 1, 2017, when Boeing and the Company executed the MOU. As described in Note 3, Changes in Estimates, the MOU and the Definitive Documentation provide that the Company will repay to Boeing $236.0 less certain adjustments, as a retroactive adjustment for payments that were based on interim pricing. This amount was repaid in October 2017.

Advance payments and deferred revenue/credits are summarized by program as follows:

	December 31, 2017	December 31, 2016
B787	$515.6	$834.8
Boeing — All other programs	12.6	18.6
A350 XWB	2.0	116.7
Airbus — All other programs	1.3	2.2
Other	25.8	27.9
Total advance payments and deferred revenue/credits	$557.3	$1,000.2

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
Deferred grant income liability, net consists of the following:

	2017	2016
Balance, January 1	$77.8	$94.2
Grant liability amortized	(19.0)	(11.9)
Exchange rate	2.1	(4.5)
Total liability related to deferred grant income, December 31	$60.9	$77.8

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

The Company’s long-term debt includes a senior unsecured term loan and senior unsecured notes.  The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	December 31, 2017			December 31, 2016
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan A (including current portion)	$460.7	$461.9	(2)	$485.2	$484.8	(2)
Senior unsecured notes due 2022	294.8	304.6	(1)	293.8	307.0	(1)
Senior unsecured notes due 2026	297.2	301.0	(1)	296.9	292.4	(1)
Malaysian loan	—	—	(2)	1.0	0.9	(2)
Total	$1,052.7	$1,067.5		$1,076.9	$1,085.1
_______________________________________

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

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

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

of the interest rate swaps, using Level 2 inputs, was an asset of $0.9 as of December 31, 2017. For the twelve months ended December 31, 2017, the Company recorded a gain related to swap activity of $0.9.

12.   Debt
Total debt shown on the balance sheet is comprised of the following:

	December 31, 2017		December 31, 2016
	Current	Noncurrent	Current	Noncurrent
Senior unsecured term loan A	$24.9	$435.8	$24.9	$460.3
Senior notes due 2022	—	294.8	—	293.8
Senior notes due 2026	—	297.2	—	296.9
Malaysian term loan	—	—	1.0	—
Present value of capital lease obligations	5.2	33.6	0.8	9.0
Other	1.0	58.5	—	—
Total	$31.1	$1,119.9	$26.7	$1,060.0
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
As of December 31, 2017, the outstanding balance of the Term Loan was $462.5 and the carrying value was $460.7.
In addition to paying interest on outstanding principal under the A&R Credit Agreement, Spirit is required to pay an unused line fee at a rate per annum equal to the applicable percentage for the applicable pricing tier set forth in the table below under the heading “Commitment Fee” on the unused portion of the commitments under the revolving credit facility. Spirit is required to pay letter of credit fees at a rate per annum equal to the applicable percentage for the applicable pricing tier set forth in the table below under the heading “Letter of Credit Fee” on the amounts available to be drawn under each standby letter of credit. Spirit is also required to pay fronting fees in respect of letters of credit to the issuing banks and customary administrative fees to the administrative agent. At December 31, 2017, Spirit had no letters of credit outstanding. The Company was subject to pricing tier 3 at December 31, 2017.

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
As of December 31, 2017, Spirit was and expects to remain in full compliance with all covenants contained within the A&R Credit Agreement through December 31, 2018.
Senior Notes
2022 Notes. In March 2014, the Company issued $300.0 in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the “2022 Notes”) with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The carrying value of the 2022 Notes was $294.8 as of December 31, 2017.

2026 Notes. In June, 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. The carrying value of the 2026 Notes was $297.2 as of December 31, 2017.
As of December 31, 2017, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2022 Notes and the 2026 Notes through December 31, 2018.

13.   Pension and Other Post-Retirement Benefits
Multi-employer Pension Plan
In connection with the collective bargaining agreement signed with the International Association of Machinists and Aerospace Workers (“IAM”), the Company contributes to a multi-employer defined benefit pension plan (“IAM National Pension Fund”). The level of contribution, as specified in the bargaining agreement was, in whole dollars, $1.75 per hour of employee service as of July 1, 2015. The IAM bargaining agreement provides for a $0.05 per hour increase, in whole dollars, effective July 1 of each year through 2019.
The collective bargaining agreement with the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) requires the Company to contribute a specified amount per hour of service to the IAM National Pension Fund. The specified amount was $1.60 in 2016. Per the negotiated UAW collective bargaining agreement, the pension contributions, in whole dollars, will be as follows:
Effective 1/1/2016 — $1.60
Effective 1/1/2018 — $1.65
Effective 1/1/2019 — $1.70
Effective 1/1/2020-2025 — $1.75
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

The following table summarizes the multi-employer plan to which the Company contributes:

		Pension Protection Act Zone Status							Expiration Date of Collective- Bargaining Agreement
				FIP/RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed
Pension Fund		2016	2017		2015	2016	2017
IAM National Pension Fund	51-60321295	Green	Green	No	$29.8	$26.9	$30.3	No	IAM June 27, 2020 UAW December 7, 2025
Pension Fund	Year Company Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan’s Year-End)
IAM National Pension Fund	2015, 2016, 2017
Defined Contribution Plans
The Company contributes to a defined contribution plan available to all U.S. employees, excluding IAM and UAW represented employees. Under the plan, the Company makes a matching contribution of 75% of the employee contribution to a maximum 8% of eligible individual employee compensation. In addition, non-matching contributions based on an employee’s age and years of service are paid at the end of each calendar year for certain employee groups.
The Company recorded $33.6, $33.8, and $34.1 in contributions to these plans for the twelve months ended December 31, 2017, 2016, and 2015, respectively.
On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who are hired after the date of acquisition. Under the plan, the Company contributes 8% of base salary while participating employees are required to contribute 4% of base salary. The Company recorded $5.4 in contributions to this plan for the period ended December 31, 2017, $3.8 in contributions for the period ended December 31, 2016 and $7.0 in contributions for the period ended December 31, 2015.
Defined Benefit Pension Plans
Effective June 17, 2005, pension assets and liabilities were spun-off from three Boeing qualified plans into four qualified Spirit plans for each Spirit employee who did not retire from Boeing by August 1, 2005. Effective December 31, 2005, all four qualified plans were merged together. In addition, Spirit has one nonqualified plan providing supplemental benefits to executives (SERP) who transferred from a Boeing nonqualified plan to a Spirit plan and elected to keep their benefits in this plan. Both plans are frozen as of the date of the Boeing Acquisition (i.e., no future service benefits are being earned in these plans). The Company intends to fund its qualified pension plan through a trust. Pension assets are placed in trust solely for the benefit of the pension plans’ participants and are structured to maintain liquidity that is sufficient to pay benefit obligations.
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
Obligations and Funded Status
The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the balance sheets for the fiscal years 2017 and 2016. Benefit obligation balances presented in the tables reflect the projected benefit obligation (PBO) and accumulated benefit obligation (ABO) for the Company’s pension plans, and accumulated post-retirement benefit obligations (APBO) for the Company’s post-retirement medical plan. The Company uses an end of fiscal year measurement date of December 31 for the Company's U.S. pension and post-retirement medical plans.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2017	2016	2017	2016
Change in projected benefit obligation:
Beginning balance	$1,036.0	$1,011.1	$51.5	$73.3
Service cost	—	—	1.2	1.8
Employee contributions	—	—	1.1	0.8
Interest cost	35.6	42.8	1.2	2.1
Actuarial losses (gains)	80.0	12.9	1.0	(16.7)
Special Termination Benefits	—	23.6	—	3.1
Plan Amendments	—	—	—	(7.2)
Benefits paid	(67.2)	(54.4)	(8.8)	(5.7)
Projected benefit obligation at the end of the period	$1,084.4	$1,036.0	$47.2	$51.5
Assumptions used to determine benefit obligation:
Discount rate	3.59%	4.15%	3.03%	3.21%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	6.59%	6.93%
Ultimate trend rate	N/A	N/A	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	2038	2038
Change in fair value of plan assets:
Beginning balance	$1,302.9	$1,243.2	$—	$—
Actual return on assets	174.5	114.1	—	—
Employer contributions to plan	0.1	—	7.7	4.9
Employee contributions to plan	—	—	1.1	0.8
Benefits paid	(67.2)	(54.4)	(8.8)	(5.7)
Expenses paid	—	—	—	—
Ending balance	$1,410.3	$1,302.9	$—	$—
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$325.9	$266.8	$(47.2)	$(51.5)
Net amounts recognized	$325.9	$266.8	$(47.2)	$(51.5)
Amounts recognized in the balance sheet:
Noncurrent assets	$327.2	$268.1	$—	$—
Current liabilities	—	—	(7.7)	(8.9)
Noncurrent liabilities	(1.3)	(1.3)	(39.5)	(42.6)
Net amounts recognized	$325.9	$266.8	$(47.2)	$(51.5)
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive (loss) income	$(89.6)	$(114.4)	$28.3	$32.5
Cumulative employer contributions in excess of net periodic benefit cost	415.5	381.2	(75.5)	(84.0)
Net amount recognized in the balance sheet	$325.9	$266.8	$(47.2)	$(51.5)
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation/APBO	$1.3	$1.2	$47.2	$51.5
Accumulated benefit obligation	1.3	1.2	—	—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2017	2016
Change in projected benefit obligation:
Beginning balance	$82.1	$82.8
Service cost	1.3	1.0
Interest cost	2.0	2.9
Actuarial (gains) losses	(1.1)	17.4
Benefits paid	(0.8)	(0.8)
Expense paid	(1.3)	(1.0)
Plan settlements	(12.5)	(5.5)
Exchange rate changes	7.2	(14.7)
Projected benefit obligation at the end of the period	$76.9	$82.1
Assumptions used to determine benefit obligation:
Discount rate	2.60%	2.70%
Rate of compensation increase	3.35%	3.20%
Change in fair value of plan assets:
Beginning balance	$96.2	$96.4
Actual return on assets	8.7	25.3
Plan settlements	(14.7)	(6.5)
Expenses paid	(1.3)	(1.0)
Benefits paid	(0.8)	(0.8)
Exchange rate changes	8.7	(17.2)
Ending balance	$96.8	$96.2
Reconciliation of funded status to net amounts recognized:
Funded status	19.9	14.2
Net amounts recognized	$19.9	$14.2
Amounts recognized in the balance sheet:
Noncurrent assets	$19.9	$14.2
Net amounts recognized	$19.9	$14.2
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive income (loss)	4.3	(0.2)
Prepaid pension cost	15.6	14.4
Net amount recognized in the balance sheet	$19.9	$14.2
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation/APBO	$—	$—
Accumulated benefit obligation	—	—
Fair value of assets	$—	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Annual Expense
The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2017, 2016, and 2015 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.S. Plans	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost (income):
Service cost	$—	$—	$—	$1.2	$1.8	$2.2
Interest cost	35.7	42.7	44.4	1.2	2.1	2.2
Expected return on plan assets	(69.8)	(74.9)	(78.1)	—	—	—
Amortization of net loss	—	5.7	3.7	(2.2)	—	—
Amortization of prior service costs	—	—	—	(0.9)	(0.9)	—
Special Termination Benefits	—	23.6	—	—	3.1	—
Net periodic benefit (income) cost	(34.1)	(2.9)	(30.0)	(0.7)	6.1	4.4
Other changes recognized in OCI:
Total recognized in OCI (income) loss	$(24.8)	$(31.8)	$(15.5)	$4.2	$(23.0)	$(6.1)
Total recognized in net periodic benefit cost and OCI	$(58.9)	$(34.7)	$(45.5)	$3.5	$(16.9)	$(1.7)
Assumptions used to determine net periodic benefit costs:
Discount rate	4.15%	4.38%	3.99%	3.21%	3.43%	3.14%
Expected return on plan assets	5.50%	6.00%	6.00%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	6.93%	7.27%	7.62%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2038	2038	2030
The estimated net gain that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year is zero for Pension Benefits and $3.2 for Other Post-Retirement Benefits plans.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2017, 2016, and 2015 are as follows:

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2017	2016	2015
Components of net periodic benefit cost (income):
Service cost	$1.3	$1.0	$1.2
Interest cost	2.0	2.9	3.3
Expected return on plan assets	(2.9)	(3.6)	(4.9)
Settlement gain	(0.3)	—	—
Net periodic benefit cost (income)	$0.1	$0.3	$(0.4)
Other changes recognized in OCI:
Total (income) loss recognized in OCI	$(6.7)	$(4.6)	$1.5
Total recognized in net periodic benefit cost and OCI	$(6.6)	$(4.3)	$1.1
Assumptions used to determine net periodic benefit costs:
Discount rate	2.70%	4.00%	3.80%
Expected return on plan assets	3.20%	4.30%	4.80%
Salary increases	3.20%	3.10%	3.05%
The estimated net (gain) loss that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year for the U.K. plan is zero.
Currently, the Company records all components of net periodic benefit costs in operating profit as part of cost of sales. As described in Note 2, Summary of Significant Accounting Policies, the adoption of ASU 2017-07 in 2018 requires the Company to record only the service component of net periodic benefit cost in operating profit and the non-service components of net periodic benefit cost (i.e., interest cost, expected return on plan assets, amortization of prior service cost, special termination benefits, and net actuarial gains or losses) as part of non-operating income.
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
A one-percentage point increase in the initial through ultimate assumed health care trend rates would have increased the accumulated post-retirement benefit obligation by $2.2 at December 31, 2017 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2017 by $0.1. A one-percentage point decrease would have decreased the obligation by $2.1 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2017 by $0.1.

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
The Company’s plans have asset allocations for the U.S., as of December 31, 2017 and December 31, 2016, as follows:

	2017	2016
Asset Category — U.S.
Equity securities — U.S.	24%	29%
Equity securities — International	4%	4%
Debt securities	70%	65%
Real estate	2%	2%
Total	100%	100%
U.K. Plans
The Trustee’s investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Equity securities	35%
Debt securities	60%
Property	5%
The Company’s plans have asset allocations for the U.K., as of December 31, 2017 and December 31, 2016, as follows:

	2017	2016
Asset Category — U.K.
Equity securities	36%	24%
Debt securities	58%	71%
Other	6%	5%
Total	100%	100%
Projected contributions and benefit payments
Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be zero in 2018 and discretionary contributions are not expected in 2018. SERP and post-retirement medical plan contributions in 2018 are not expected to exceed $7.8. Expected contributions to the U.K. plan for 2018 are $1.4.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The Company monitors its defined benefit pension plan asset investments on a quarterly basis and believes that the Company is not exposed to any significant credit risk in these investments.
The total benefits expected to be paid over the next ten years from the plans' assets or the assets of the Company, by country, are as follows:

U.S.	Pension Plans	Other Post-Retirement Benefit Plans
2018	$34.7	$7.7
2019	$38.1	$6.8
2020	$41.7	$5.4
2021	$45.2	$5.1
2022	$49.0	$4.7
2023-2026	$287.0	$19.9

U.K.	Pension Plans
2018	$0.8
2019	$0.8
2020	$0.9
2021	$0.9
2022	$0.9
2023-2026	$4.8
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
Commingled Equity and Bond Funds — These investments are valued at the closing price reported by the Plan Trustee. These investments are not being traded in an active market, but are backed by various investment securities managed by the Bank of New York. Fair value is being calculated using inputs that rely on the Bank of New York’s own assumptions that are based on underlying investments which are traded on an active market and classified within level 2 of the valuation hierarchy.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

As of December 31, 2017 and December 31, 2016, the pension plan assets measured at fair value on a recurring basis were as follows:

		At December 31, 2017 Using
Description	December 31, 2017 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$0.3	$0.3	$—	$—
Collective Investment Trusts	96.5	—	90.6	5.9
Commingled Equity and Bond Funds	1,410.3	—	1,410.3	—
	$1,507.1	$0.3	$1,500.9	$5.9

		At December 31, 2016 Using
Description	December 31, 2016 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$0.2	$0.2	$—	$—
Collective Investment Trusts	96	—	91.2	4.8
Commingled Equity and Bond Funds	1,302.9	—	1,302.9	—
	$1,399.1	$0.2	$1,394.1	$4.8
The table below sets forth a summary of changes in the fair value of the Plan’s level 3 investment assets and liabilities for the years ended December 31, 2017 and December 31, 2016:

	December 31, 2017
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$4.8	$—	$0.6	$—	$0.5	$5.9
	$4.8	$—	$0.6	$—	$0.5	$5.9

	December 31, 2016
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$5.6	$—	$0.1	$—	$(0.9)	$4.8
	$5.6	$—	$0.1	$—	$(0.9)	$4.8

14.   Capital Stock
Holdings has authorized 210,000,000 shares of stock. Of that, 200,000,000 shares are class A common stock, par value $0.01 per share, one vote per share and 10,000,000 shares are preferred stock, par value $0.01 per share.
In association with the Boeing Acquisition, Spirit executives with balances in Boeing’s Supplemental Executive Retirement Plan (“SERP”) were authorized to purchase a fixed number of units of Holdings “phantom stock” at $3.33 per unit based on the present value of their SERP balances. Under this arrangement, 860,244 phantom units were purchased. Any payment on account of units may be made in cash or shares of common stock at the sole discretion of Holdings. The balance of SERP units was 47,487 and 64,170 as of December 31, 2017 and December 31, 2016, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Repurchases of Common Stock
During the period ended December 31, 2016, the Company repurchased 14.2 million shares of its class A common stock for $649.6.
During the period ended December 31, 2017, the Company repurchased 7.5 million shares of its class A common stock for $502.1.

15.   Stock Compensation
Holdings has established the stockholder-approved 2014 Omnibus Incentive Plan (the “Omnibus Plan”) to grant cash and equity awards to certain individuals. Compensation values are based on the value of Holdings’ class A common stock on the grant date. The common stock value is added to equity and charged to period expense.
Holdings has recognized a net total of $22.1, $42.5, and $26.0 of stock compensation expense for the periods ended December 31, 2017, 2016, and 2015, respectively. Stock compensation expense is charged in its entirety directly to selling, general and administrative expense.
Short-Term Incentive Plan
The Short-Term Incentive Program under the Omnibus Plan enables eligible employees to receive incentive benefits in the form of cash as determined by the Compensation Committee.
Board of Directors Stock Awards
The Company’s Omnibus Plan provides non-employee directors the opportunity to receive grants of restricted shares of class A common stock, or Restricted Stock Units (“RSUs”) or a combination of both class A common stock and RSUs. The class A common stock grants and RSU grants vest one year from the grant date subject to the directors compliance with the one-year service condition; however, the RSU grants are not payable until the director’s separation from service. The Board of Directors is authorized to make discretionary grants of shares or RSUs from time to time. Compensation values are based on the value of Holdings’ class A common stock on the grant date. The common stock value is added to equity and charged to period expense or included in inventory and cost of sales.
The Company expensed a net amount of $1.0, $1.2, and $0.9 for the Board of Directors shares for the periods ended December 31, 2017, 2016, and 2015, respectively. The Company’s unamortized stock compensation related to these restricted shares is $0.5, which will be recognized over a weighted average remaining period of 5 months. The intrinsic value of the unvested shares based on the value of the Company's stock at December 31, 2017 was $2.1, based on the value of the Company’s stock and the number of unvested shares.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table summarizes restricted stock and RSU grants to members of the Company’s Board of Directors for the periods ended December 31, 2017, 2016, and 2015:

	Shares	Value(1)
	Class A	Class A
	(Thousands)
Board of Directors Stock Grants
Nonvested at December 31, 2014	30	$1.1
Granted during period	21	1.1
Vested during period	(27)	(1.0)
Forfeited during period	(3)	(0.1)
Nonvested at December 31, 2015	21	1.1
Granted during period	26	1.2
Vested during period	(21)	(1.1)
Forfeited during period	—	—
Nonvested at December 31, 2016	26	1.2
Granted during period	24	1.2
Vested during period	(26)	(1.2)
Forfeited during period	—	—
Nonvested at December 31, 2017	24	$1.2
_______________________________________

(1)	Value represents grant date fair value.
Long-Term Incentive Awards
Holdings has established the Long-Term Incentive Plan (the “LTIP”) under the Omnibus Plan to grant equity awards to certain employees. Generally, specified employees are entitled to receive a long-term incentive award that consists of the following:

•
60% of the award consists of time-based, service-condition restricted stock that vests in equal installments over a three-year period (the “RS Award”). Values for these awards are based on the value of Holdings’ class A common stock on the grant date.

•
20% of the award consists of performance-based, market-condition restricted stock that vests on the three-year anniversary of the grant date contingent upon TSR compared to the Company’s peers (the “TSR Award”). Values for these awards are initially measured on the grant date using estimated payout levels derived from a Monte Carlo valuation model.

•
20% of the award consists of performance-based, (performance-condition) restricted stock that vests on the three-year anniversary of the grant date contingent upon the Company’s cumulative three-year free cash flow as a percentage of the Company’s cumulative three-year revenues meeting certain pre-established goals (the “FCF Percentage Award”). Values for these awards are based on the dividend adjusted value of Holdings’ class A common stock on the grant date.

For the twelve months ended December 31, 2017, 352,043 shares of class A common stock with an aggregate grant date fair value of $20.4 were granted as RS Awards under the Company's LTIP. In addition, 292,160 shares of class A common stock with an aggregate grant date fair value of $15.0 were granted as TSR Awards and FCF Percentage Awards under the Company’s LTIP.
For the twelve months ended December 31, 2016, 623,620 shares of class A common stock with an aggregate grant date fair value of $27.4 were granted as RS Awards under the Company's LTIP. In addition, 206,132 shares of class A common stock with an aggregate grant date fair value of $10.9 were granted as TSR Awards under the Company’s LTIP. Additionally, 503,543 shares of class A common stock with an aggregate grant date fair value of $14.9 awarded under the Company’s LTIP vested during the twelve months ended 2016.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

For the twelve months ended December 31, 2015, the Board of Directors approved grants of 535,648 shares of class A common stock with an aggregate grant date fair value of $26.6 as RS Awards under the Company’s LTIP. Additionally, 96,423 shares of class A common stock with an aggregate grant date fair value of $6.2 were granted as TSR Awards under the Company’s LTIP. Additionally, 878,706 shares of class A common stock with an aggregate grant date fair value of $21.6 awarded under the Company’s LTIP vested during 2015.
The Company expensed a net total of $21.1, $41.3, and $24.9 for class A LTIP shares for the twelve month periods ended December 31, 2017, 2016, and 2015, respectively.
The Company’s unamortized stock compensation related to these unvested class A shares is $26.5 which will be recognized over a weighted average remaining period of 1.7 years. The intrinsic value of the unvested class A LTIP shares at December 31, 2017 was $111.4, based on the value of the Company’s common stock and the number of unvested shares.
The following table summarizes the activity of the restricted shares under the LTIP for the twelve month periods ended December 31, 2017, 2016, and 2015:

	Shares	Value(1)
	Class A	Class A
	(Thousands)
Long-Term Incentive Plan/Long-Term Incentive Award under Omnibus Plan
Nonvested at December 31, 2014	2,255	$58.3
Granted during period	632	32.8
Vested during period	(879)	(21.6)
Forfeited during period	(171)	(5.1)
Nonvested at December 31, 2015	1,837	64.4
Granted during period	830	38.3
Vested during period	(830)	(24.5)
Forfeited during period	(280)	(10.9)
Nonvested at December 31, 2016	1,557	67.3
Granted during period	644	35.5
Vested during period	(655)	(25.0)
Forfeited during period	(93)	(4.4)
Nonvested at December 31, 2017	1,453	$73.4
_______________________________________

(1)	Value represents grant date fair value.

16.   Income Taxes
The following summarizes pretax income:

	2017	2016	2015
U.S.	$426.6	$593.3	$739.4
International	108.0	67.2	68.7
Total (before equity earnings)	$534.6	$660.5	$808.1

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The tax provision contains the following components:

	2017	2016	2015
Current
Federal	$107.3	$158.0	$175.5
State	0.7	3.6	3.5
Foreign	20.0	29.2	5.5
Total current	$128.0	$190.8	$184.5
Deferred
Federal	$53.6	$20.0	$(119.1)
State	(0.2)	(1.0)	(48.9)
Foreign	(1.4)	(17.7)	4.1
Total deferred	52.0	1.3	(163.9)
Total tax provision	$180.0	$192.1	$20.6

The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	2017		2016		2015
Tax at U.S. Federal statutory rate	$187.1	35.0%	$231.2	35.0%	$283.3	35.0%
State income taxes, net of Federal benefit	8.8	1.6	11.6	1.8	15.0	1.9
State income tax credits, net of Federal benefit	(9.7)	(1.8)	(9.4)	(1.4)	(4.1)	(0.5)
Foreign rate differences	(20.6)	(3.8)	(13.5)	(2.0)	(13.5)	(1.7)
Research and Experimentation	(2.6)	(0.5)	(3.6)	(0.6)	(3.3)	(0.4)
Domestic Production Activities Deduction	(7.1)	(1.3)	(16.4)	(2.5)	(17.8)	(2.2)
Interest on assessments	(0.1)	—	0.6	0.1	(1.0)	(0.1)
Excess tax benefits	(4.8)	(0.9)	(4.6)	(0.7)	—	—
Valuation Allowance - U.S. Deferred Tax Asset	—	—	—	—	(241.9)	(29.9)
Transition Tax	44.9	8.4	—	—	—	—
Re-measurement of Deferred Taxes	(16.2)	(3.0)	—	—	—	—
Other	0.3	—	(3.8)	(0.6)	3.9	0.5
Total provision for income taxes	$180.0	33.7%	$192.1	29.1%	$20.6	2.6%
On December 22, 2017, President Trump signed into law legislation referred to as the “Tax Cuts and Jobs Act” (the “TCJA”). Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The TCJA includes significant changes to the Internal Revenue Code of 1986 (as amended, the Code), including amendments which significantly change the taxation of business entities.
The more significant changes that impact the Company included in the TCJA are reductions in the corporate federal income tax rate from 35% to 21%, the elimination of the domestic manufacturing deduction, the ability to immediately expense certain property for specific tax years, the requirement for companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and new taxes on certain foreign sourced earnings as the U.S. transitions to a territorial tax system.
The staff of the U.S. Securities and Exchange Commission (SEC) has recognized the complexity of reflecting the impacts of the TCJA, and on December 22, 2017 issued guidance in Staff Accounting Bulletin 118 (SAB 118) which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one year period in which to complete the required analyses and accounting (the measurement period). SAB 118 describes three scenarios (or “buckets”) associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the TCJA being enacted.
At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the TCJA; however, in certain cases, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax. In other cases, the Company has not been able to make a reasonable estimate and continue to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which the Company was able to determine a reasonable estimate, The Company recognized a provisional amount of $28.7, which is included as a component of income tax expense from continuing operations.
The one-time transition tax is based on its total post-1986 earnings and profits (“E&P”) that the Company previously deferred from U.S. income taxes. The Company recorded a provisional amount for its one-time transition tax liability for all of its operating foreign subsidiaries, resulting in an increase in income tax expense of $44.9, including the anticipated state income tax effect. The Company has analyzed and calculated a provisional estimate for the cumulative post-1986 E&P for these foreign subsidiaries, the impact of certain expense allocations, the potential impact of any recapture of an Overall Foreign Loss balance and an assessment of potential foreign tax credits. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets.
The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. However, the Company is still analyzing certain aspects of the TCJA and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. Included within its net deferred tax assets and liabilities are state income tax credits, which are recorded net of federal tax expense. With a lower federal income tax rate of 21%, the net value of these credits has increased. The provisional amount recorded related to the re-measurement of its net deferred tax asset balance was a tax benefit recorded as a component of income tax from continuing operations of $16.2.
Significant tax effected temporary differences comprising the net deferred tax asset are as follows:

	2017	2016
Long-term contracts	$69.0	$127.7
Post-retirement benefits other than pensions	11.2	19.1
Pension and other employee benefit plans	(65.1)	(77.5)
Employee compensation accruals	33.8	68.0
Depreciation and amortization	(104.4)	(154.4)
Inventory	1.9	1.7
State income tax credits	89.8	71.7
Accruals and reserves	58.3	91.7
Deferred production	(1.7)	(3.7)
Net operating loss carryforward	0.3	3.7
Other	(5.9)	(5.7)
Net deferred tax asset	87.2	142.3
Valuation allowance	(15.0)	(13.6)
Net deferred tax asset	$72.2	$128.7
Deferred tax detail above is included in the balance sheet and supplemental information as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	2017	2016
Non-current deferred tax assets	72.5	128.8
Non-current deferred tax liabilities	(0.3)	(0.1)
Net non-current deferred tax assets	$72.2	$128.7
Total deferred tax asset	$72.2	$128.7

The following is a roll forward of the deferred tax valuation allowance at December 31, 2017, 2016 and 2015:

Deferred Tax Asset Valuation Allowance	2017	2016	2015
Balance, January 1	$13.5	$15.1	$257.3
U.S. deferred tax asset	—	—	(109.3)
Income tax credits	1.6	(0.9)	(57.4)
Depreciation and amortization	0.1	(0.1)	119.6
Long-term contracts	—	—	(194.6)
Other	(0.2)	(0.6)	(0.5)
Balance, December 31	$15.0	$13.5	$15.1
At December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the TCJA; however, the Company has made a reasonable estimate of the effects on its existing deferred tax balances.
A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assess all available positive and negative evidence. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified.
The Company continues to maintain $15.0 in valuation allowances primarily against separate company state income tax credit deferred tax assets.
The Company continues to maintain that earnings of all operating foreign subsidiaries are indefinitely invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and its specific plans for reinvestment of those subsidiary earnings to fund working capital requirements, service existing obligations and invest in efforts to secure future business. As a result, no additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities. The Company has completed analysis regarding potential withholding tax related to potential future dividends and anticipate that any associated withholding taxes would be immaterial based upon current law. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable at this time.
The beginning and ending unrecognized tax benefits reconciliation is as follows:

	2017	2016	2015
Beginning balance	$6.3	$6.2	$5.9
Gross increases related to current period tax positions	—	—	—
Gross increases related to prior period tax positions	0.4	0.1	0.3
Gross decreases related to prior period tax positions	—	—	—
Statute of limitations' expiration	—	—	—
Settlements	—	—	—
Ending balance	$6.7	$6.3	$6.2

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Included in the December 31, 2017 balance was $5.3 in unrecognized tax benefits which, if ultimately recognized, will reduce the Company's effective tax rate. The Internal Revenue Service's examination of the Company's 2016 U.S. Federal income tax return is substantially complete. The Company will continue to participate in the Compliance Assurance Process ("CAP") program for its 2017 and 2018 tax years. The CAP program's objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. There are no open audits in the Company’s state and foreign jurisdictions and the statute of limitations has lapsed on its 2014 U.K. tax return.  While a change could result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax liability in the next 12 months.
The Company reports interest and penalties, if any, related to unrecognized tax benefits in the income tax provision. As of December 31, 2017, and December 31, 2016, there was no accrued interest on the unrecognized tax benefit liability included in the balance sheets and there was no impact of interest on the Company’s unrecognized tax benefit liability during 2017 and 2016.
The Company continues to operate under a tax holiday in Malaysia effective through September 2024. In 2014, the Company received formal approval of the tax holiday from the Malaysian tax authorities, with conditional renewals once every five years beginning in September 2014. The Company expects to meet the requirements for the conditional renewals. The Company’s 2017 income tax expense reflects $7.2 of Malaysia tax holiday benefit for the year ended December 31, 2017.
At December 31, 2017, the Company had total North Carolina state net operating loss carryforwards of $17.0 which begin to expire in 2026.
Included in the deferred tax assets at December 31, 2017 are $62.4 in Kansas High Performance Incentive Program ("HPIP") Credit, $10.0 in Kansas Research & Development ("R&D") Credit, and $3.3 in Kansas Business and Jobs Development Credit, totaling $75.7 in gross Kansas state income tax credit carryforwards, net of federal benefit. The HPIP Credit provides a 10% investment tax credit for qualified business facilities located in Kansas for which $8.8 expires in 2028, $14.3 expires in 2029, $10.8 expires in 2030, $6.4 expires in 2031, $10.8 expires in 2032, and $11.3 expires in 2033. The R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely. The Business and Jobs Development Credit provides a tax credit for increased employment in Kansas. This credit can be carried forward indefinitely.
Included in the deferred tax assets at December 31, 2017 are $6.9 in North Carolina Investing in Business Property Credit, $4.0 in North Carolina Investment in Real Property Credit, and $3.3 in North Carolina Creating Jobs Credit, totaling $14.2 in gross North Carolina state income tax credit carryforwards, net of federal benefit. The Investing in Business Property Credit provides a 7% investment tax credit for property located in a North Carolina development area and the Investment in Real Property Credit provides a 30% investment tax credit for real property located in a North Carolina development area. The Creating Jobs Credit provides a tax credit for increased employment in North Carolina. These North Carolina state income tax credits can be carried forward 20 years. It is management's opinion that none of these North Carolina state income tax credits will be utilized before they expire and a $14.2 valuation allowance is recorded against the deferred tax asset, net of federal benefit.
The Company had $27.1 and $7.4 of income tax receivable as of December 31, 2017 and December 31, 2016, respectively, which is reflected within other current assets on the balance sheet. The Company had $38.6 of non-current income tax payable as of December 31, 2017, which is reflected within other liabilities on the balance sheet.

17.   Equity
Employee Stock Purchase Plan
In April 2017, the stockholders approved the Spirit AeroSystems Holdings, Inc. Employee Stock Purchase Plan (the “ESPP”) with the associated registration statement on Form S-8 filed on September 6, 2017. The ESPP became effective on October 1, 2017. The ESPP is implemented over consecutive six-month offering periods, beginning on April 1 and October 1 of each year and ending on the last day of September and March, respectively. Shares are issued on the last trading day of each six-month offering period. Generally, any person who is employed by the Company, Spirit or by a subsidiary or affiliate of the Company that has been designated by the Compensation Committee may participate in the ESPP.
The maximum number of shares of the Company's class A common stock that may be purchased under the ESPP will be 1,000,000 shares, subject to adjustment for stock dividends, stock splits or combinations of shares of the Company's stock.The per-share purchase price for the Company's class A common stock purchased under the ESPP is 95% of the fair market value of a share of such stock on the last day of the offering period.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Elimination of Class B Common Stock
In April 2017, the Company’s stockholders approved the proposed Third Amended and Restated Certificate of Incorporation of the Company (the “Certificate”) which eliminated all references to class B common stock, including but not limited to the provisions relating to the rights, preferences and limitations of class B common stock, and made related conforming changes.
As a result of the elimination of 150,000,000 previously authorized shares of class B common stock, the Company's total number of shares of capital stock authorized to be issued was reduced from 360,000,000 to 210,000,000, comprised of 200,000,000 shares of class A common stock and 10,000,000 shares of preferred stock. The Certificate did not change any substantive terms of the Company’s class A common stock or preferred stock or any powers or rights of their respective holders
Dividends
The Company paid cash dividends of $0.10 per share of class A common stock each quarter in 2017. The total amount of dividends paid during 2017 was $47.1. On January 24, 2018, the Company announced that its Board of Directors declared a $0.10 per share quarterly cash dividend on the outstanding common stock of the Company payable on April 9, 2018 to stockholders of record at the close of business on March 19, 2018. Any future determination to continue to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which we may be a party. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all.
Earnings per Share Calculation
Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.
The following table sets forth the computation of basic and diluted earnings per share:

	For the Twelve Months Ended
	December 31, 2017			December 31, 2016			December 31, 2015
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$354.7	116.8	$3.04	$469.4	126.1	$3.72	$788.0	138.4	$5.69
Income allocated to participating securities	0.2	0.1		0.3	0.1		0.7	0.1
Net income	$354.9			$469.7			$788.7
Diluted potential common shares		1.0			0.8			0.9
Diluted EPS
Net income	$354.9	117.9	$3.01	$469.7	127.0	$3.70	$788.7	139.4	$5.66
Included in the outstanding common shares were 1.5 million, 1.6 million and 1.9 million of issued but unvested shares at December 31, 2017, 2016 and 2015, respectively, which are excluded from the basic EPS calculation.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss, net of tax, is summarized by component as follows:

	December 31, 2017	December 31, 2016
Pension	$(75.9)	$(98.5)
SERP/ Retiree medical	17.7	20.5
Foreign currency impact on long term intercompany loan	(14.2)	(19.1)
Currency translation adjustment	(56.1)	(89.8)
Total accumulated other comprehensive loss	$(128.5)	$(186.9)

Amortization of the pension plans’ net loss reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the consolidated statements of operations was $0.3, $5.7 and 3.7 for the twelve months ended December 31, 2017, 2016 and 2015, respectively.
Noncontrolling Interest
Noncontrolling interest at December 31, 2017 remained unchanged from the prior year at $0.5.
Repurchases of Common Stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of December 31, 2017, no treasury shares have been reissued or retired.
On January 27, 2016, the Company announced that its Board of Directors authorized an additional new share repurchase program for the purchase of up to $600.0 of the Company's class A common stock (the “2016 Share Repurchase Program”). During the period ended December 31, 2016, the Company repurchased 14.2 million shares of its class A common stock for $649.6, which consisted of the remaining $50.0 from the prior share repurchase program and approximately all of the $600.0 of the authorized amount of the 2016 Share Repurchase Program.
On November 1, 2016, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $600.0 of the Company's common stock (the “2017 Share Repurchase Program”). On July 25, 2017, the Company's Board of Directors authorized an increase to the 2017 Share Repurchase Program authorization up to an additional $400.0 of the Company's class A common stock. On January 24, 2018, the Board of Directors approved an increase to the 2017 Share Repurchase Program authorization up to an additional $500.0. As a result, the total amount remaining in the authorization is approximately $1,000.0.
During the period ended December 31, 2017, the Company repurchased 7.5 million shares of its class A common stock for $502.1.

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

Boeing’s Complaint asserts that the damages assessed against Boeing in the UAW Arbitration and the claims settled by Boeing in the Harkness Class Action are liabilities that Spirit assumed under an Asset Purchase Agreement between Boeing and Spirit, dated February 22, 2005 (the “APA”). Boeing asserts claims for breach of contract and declaratory judgment regarding its indemnification rights under the APA. Boeing’s Complaint alleges that the UAW Arbitration decision had a net present value of $39.0. In regard to the Harkness Class Action, the district court approved a settlement in an amount of $90.0. In addition to the amounts related to the UAW Arbitration and Harkness Class Action, Boeing seeks indemnification for more than $10.0 in attorneys’ fees it alleges it expended to defend the UAW Arbitration and Harkness Class Action, as well as for the reasonable fees, costs and expenses Boeing expends litigating the case against Spirit.

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

On June 27, 2017, the Delaware Superior Court issued an order denying Boeing’s Motion for Summary Judgment and granting Spirit’s Motion for Summary Judgment, finding that the liabilities at issue were excluded liabilities under the APA and holding that Spirit is entitled to recover reasonable attorneys' fees, costs and other expenses from Boeing. On July 10, 2017, Boeing filed a Motion for Entry of Judgment so that Boeing could pursue an appeal of the Court's June 27, 2017 Order prior to the determination of the amount of reasonable attorneys' fees, costs and other expenses to which Spirit is entitled. On July 17, 2017, Spirit filed its response opposing Boeing's Motion for Entry of Judgment and oral argument occurred on July 24, 2017. On July 28, 2017, the Court denied Boeing’s Motion for Entry of Judgment finding that there was just reason to delay an appeal to allow the Court to rule on Spirit’s Motion for Attorneys’ Fees, Costs, Expenses, and Pre- and Post-Judgment Interest. The Court granted Spirit’s motion as to fees, costs, and expenses incurred as a result of the litigation and underlying matters and denied the motion as to pre- and post-trial interest.

On January 3, 2018, Boeing filed a Notice of Appeal and on that same date the Court issued a briefing schedule establishing that Boeing’s opening brief is due on or before February 19, 2018. Spirit will timely file its answering brief and intends to defend vigorously against the appeal.

Commitments
The Company leases equipment and facilities under various non-cancelable capital and operating leases. The capital leasing arrangements extend through 2024. Minimum future lease payments under these leases at December 31, 2017 are as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

		Capital
	Operating	Present Value	Interest	Total
2018	$8.3	$5.2	$1.5	$15.0
2019	$7.4	$5.5	$1.3	$14.2
2020	$6.0	$5.7	$1.0	$12.7
2021	$4.8	$5.8	$1.1	$11.7
2022	$3.9	$5.9	$0.6	$10.4
2023 and thereafter	$15.2	$8.5	$0.5	$24.2
Operating lease payments were as follows:

	2017	2016	2015
Minimum rentals	$14.1	$15.4	$17.8
Total	$14.1	$15.4	$17.8
Spirit's aggregate capital commitments totaled $243.0 and $180.9 at December 31, 2017 and December 31, 2016, respectively.
Guarantees
Contingent liabilities in the form of letters of guarantee have been provided by the Company. Outstanding guarantees were $23.2 and $20.7 at December 31, 2017 and December 31, 2016, respectively.
Restricted Cash
The Company was required to maintain $20.0 and $19.9 of restricted cash as of December 31, 2017 and December 31, 2016, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash is included in other assets on the balance sheet.
Indemnification
The Company has entered into customary indemnification agreements with each of its non-employee directors, and some of its executive employment agreements include indemnification provisions. Under those agreements, the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as the Company’s agent or the agent of any of its subsidiaries to the fullest extent legally permitted.
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
Service and Product Warranties and Extraordinary Rework
Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are evaluated on a quarterly basis. These costs are accrued and are recorded to unallocated cost of goods sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims, including the experience of industry peers. In the case of new development products or new customers, Spirit considers other factors including the experience of other entities in the same business and management judgment, among others. Service warranty and extraordinary work is reported in current liabilities and other liabilities on the balance sheet.

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $101.0 and $99.0 as of December 31, 2017 and December 31, 2016, respectively. These specific provisions represent the Company’s best estimate of reasonably possible warranty costs. Should the Company incur higher than expected

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur charges that exceed these recorded amounts. The Company utilized available information to make appropriate assessments, however the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to judgment. The amount of the disputed warranty claims in excess of the specific warranty provision was $223.0 and $209.0, as of December 31, 2017 and December 31, 2016, respectively.
The following is a roll forward of the service warranty and extraordinary rework balance at December 31, 2017, 2016 and 2015:

	2017	2016	2015
Balance, January 1	$163.7	$158.7	$119.9
Charges to costs and expenses	5.8	16.7	43.8
Payouts	(4.0)	(9.5)	(4.8)
Exchange rate	0.9	(2.2)	(0.2)
Balance, December 31	$166.4	$163.7	$158.7

Bonds
Since the Company's incorporation, Spirit and its predecessor have periodically utilized City of Wichita issued Industrial Revenue Bonds (“IRBs”) to finance self-constructed and purchased real property at its Wichita site. Tax benefits associated with IRBs include provisions for a ten-year complete property tax abatement and a Kansas Department of Revenue sales tax exemption on all IRB funded purchases. Spirit and its predecessor purchased these IRBs so they are bondholders and debtor / lessee for the property purchased with the IRB proceeds.
Spirit recorded the property net of a capital lease obligation to repay the IRB proceeds on its balance sheet. Gross assets and liabilities associated with these IRBs were $288.5 and $399.7 as of December 31, 2017 and December 31, 2016, respectively.

19.   Other Income (Expense), Net
Other income (expense), net is summarized as follows:

	For the Twelve Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
Kansas Development Finance Authority bond	$3.2	$3.4	$3.9
Rental and miscellaneous income (expense)	1.2	0.3	(2.0)
Interest Income	6.4	3.6	2.1
Loss on sale of accounts receivable (see Note 4, Accounts Receivable, net)	(3.3)	—	—
Foreign currency losses	(0.3)	(14.6)	(6.2)
Total	$7.2	$(7.3)	$(2.2)
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
Economic Dependence

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The Company’s largest customer (Boeing) accounted for approximately 79%, 81%, and 84% of the revenues for the periods ended December 31, 2017, 2016, and 2015, respectively. Approximately 44% and 56% of the Company's accounts receivable balance at December 31, 2017, 2016, and 2015, respectively, was attributable to Boeing.
The Company’s second largest customer (Airbus) accounted for approximately 16%, 15%, and 11% of the revenues for the periods ended December 31, 2017, 2016 and 2015, respectively. Approximately 38% and 28% of the Company's accounts receivable balance at December 31, 2017, 2016 and 2015, respectively, was attributable to Airbus.
Employees
As of December 31, 2017, the Company had approximately 13,700 employees located in the Company's four U.S. facilities. Approximately 87% of the Company’s U.S. employees are represented by five unions.
As of December 31, 2017, the Company had 900 employees located in the Company's two U.K. facilities. Approximately 67%, of the Company’s U.K. employees are represented by one union.

21.   Supplemental Balance Sheet Information
Accrued expenses and other liabilities consist of the following:

	December 31, 2017	December 31, 2016
Accrued expenses
Accrued wages and bonuses	$40.8	$32.9
Accrued fringe benefits	116.3	117.5
Accrued interest	5.8	5.3
Workers' compensation	8.1	6.7
Property and sales tax	24.7	15.5
Warranty/extraordinary rework reserve — current	2.2	2.9
Other	71.4	35.4
Total	$269.3	$216.2
Other liabilities
Deferred tax liability — non-current	$0.3	$0.1
Warranty/extraordinary rework reserve — non-current	164.2	160.8
Customer cost recovery	22.9	40.7
Other	65.2	74.5
Total	$252.6	$276.1

22.   Segment and Geographical Information
The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Revenue from Boeing represents a substantial portion of our revenues in all segments. Wing Systems also includes significant revenues from Airbus. Approximately 95% of the Company's net revenues for the twelve months ended December 31, 2017 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.
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
The Company’s Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer), as well as related spares and maintenance, repairs and overhaul (“MRO”) services.  The Fuselage Systems segment manufactures products at the Company's facilities in Wichita, Kansas and Kinston, North Carolina.  The Fuselage Systems segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.
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
 While some working capital accounts are maintained on a segment basis, much of the Company’s assets are not managed or maintained on a segment basis. Property, plant and equipment, including tooling, is used in the design and production of products for each of the segments and, therefore, is not allocated to any individual segment. In addition, cash, prepaid expenses, other assets and deferred taxes are managed and maintained on a consolidated basis and generally do not pertain to any particular segment. Raw materials and certain component parts are used in aerostructure production across all segments. Work-in-process inventory is identifiable by segment, but is managed and evaluated at the program level. As there is no segmentation of the Company’s productive assets, depreciation expense (included in fixed manufacturing costs and selling, general and administrative expenses) and capital expenditures, no allocation of these amounts has been made solely for purposes of segment disclosure requirements.
The following table shows segment revenues and operating income for the twelve months ended December 31, 2017, 2016 and 2015:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015
Segment Revenues
Fuselage Systems	$3,730.8	$3,498.8	$3,447.0
Propulsion Systems	1,666.2	1,777.3	1,750.7
Wing Systems	1,578.8	1,508.7	1,437.7
All Other	7.2	8.1	8.5
	$6,983.0	$6,792.9	$6,643.9
Segment Operating Income (1)
Fuselage Systems	$347.7	$468.6	$607.3
Propulsion Systems	275.1	325.9	378.2
Wing Systems	212.4	223.6	178.5
All Other	2.0	1.6	1.3
	837.2	1,019.7	1,165.3
Corporate SG&A	(200.3)	(228.3)	(220.8)
Unallocated impact of severe weather event (see Note 25)	(19.9)	(12.1)	—
Research and development	(31.2)	(23.8)	(27.8)
Unallocated cost of sales(2)	(16.7)	(30.4)	(53.7)
Total operating income	$569.1	$725.1	$863.0
_______________________________________

(1)
Inclusive of forward losses, changes in estimate on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2017, 2016 and 2015 are further detailed in Note 3, Changes in Estimates.

(2)
For 2017, includes charges of $1.8 and $12.7, related to warranty reserve and charges for excess purchases and purchase commitments, respectively. For 2016, includes charges of $13.8 and $23.6 related to warranty reserve and early retirement incentives, respectively, offset by $7.9 for the settlement of historical claims with suppliers. In 2015, includes charges of $40.7, $0.8, and $6.4 related to warranty reserve, reduction in workforce and unallocated inventory write-offs, respectively.

Most of the Company’s revenue is obtained from sales inside the U.S. However the Company does generate international sales, primarily from sales to Airbus. The following chart illustrates the split between domestic and foreign revenues:

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$5,722.9	82%	$5,650.1	83%	$5,709.0	86%
International
United Kingdom	740.9	11%	690.7	10%	570.1	9%
Other	519.2	7%	452.1	7%	364.8	5%
Total International	1,260.1	18%	1,142.8	17%	934.9	14%
Total Revenues	$6,983.0	100%	$6,792.9	100%	$6,643.9	100%
_______________________________________

(1)	Net Revenues are attributable to countries based on destination where goods are delivered.
Most of the Company’s long-lived assets are located within the U.S. Approximately 4% of the Company's long-lived assets based on book value are located in the U.K. with approximately another 4% of the Company's total long-lived assets located in countries outside the U.S. and the U.K. The following chart illustrates the split between domestic and foreign assets:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	Year Ended December 31, 2017		Year Ended December 31, 2016		Year Ended December 31, 2015
Asset Location	Total Long-Lived Assets	Percent of Total Long-Lived Assets	Total Long-Lived Assets	Percent of Total Long-Lived Assets	Total Long-Lived Assets	Percent of Total Long-Lived Assets
United States	$1,939.0	92%	$1,828.2	92%	$1,755.6	90%
International
United Kingdom	82.5	4%	80.0	4%	95.0	5%
Other	83.8	4%	83.4	4%	100.1	5%
Total International	166.3	8%	163.4	8%	195.1	10%
Total Long-Lived Assets	$2,105.3	100%	$1,991.6	100%	$1,950.7	100%

23.   Quarterly Financial Data (Unaudited)

	Quarter Ended
2017	December 31, 2017(1)	September 28, 2017(2)	June 29, 2017(3)	March 30, 2017(4)
Revenues	$1,714.6	$1,748.2	$1,826.1	$1,694.1
Gross profit (loss)	$290.4	$269.7	$(20.9)	$281.3
Operating income (loss)	$226.9	$211.4	$(82.8)	$213.6
Net income (loss)	$122.8	$147.2	$(56.8)	$141.7
Earnings (loss) per share, basic	$1.08	$1.27	$(0.48)	$1.19
Earnings (loss) per share, diluted	$1.07	$1.26	$(0.48)	$1.17
Dividends declared per common share	$0.10	$0.10	$0.10	$0.10

	Quarter Ended
2016	December 31, 2016(5)	September 29, 2016(6)	June 30, 2016(7)	March 31, 2016(8)
Revenues	$1,570.0	$1,711.4	$1,829.9	$1,681.6
Gross profit	$236.8	$272.0	$157.9	$322.6
Operating income	$160.9	$214.4	$83.3	$266.5
Net income	$108.2	$145.1	$44.8	$171.6
Earnings per share, basic	$0.90	$1.16	$0.35	$1.30
Earnings per share, diluted	$0.89	$1.16	$0.35	$1.29
Dividends declared per common share	$0.10	$—	$—	$—
______________________________________

(1)	Fourth quarter 2017 earnings include the impact of net favorable changes in estimate of $12.9.

(2)	Third quarter 2017 earnings include the impact of net unfavorable changes in estimate of $4.8.

(3)	Second quarter 2017 earnings include the impact of net unfavorable changes in estimate of $329.2.

(4)	First quarter 2017 earnings include the impact of net favorable changes in estimate of $5.2.

(5)	Fourth quarter 2016 earnings include the impact of net favorable changes in estimate of $7.5, as well as $11.8 related to early retirement incentives.

(6)	Third quarter 2016 earnings include the impact of net favorable changes in estimate of $5.5.

(7)	Second quarter 2016 earnings include the impact of net unfavorable changes in estimate of $134.7.

(8)	First quarter 2016 earnings include the impact of net favorable changes in estimate of $47.2, as well as $11.8 related to early retirement incentives.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

24.   Condensed Consolidating Financial Information
The 2022 Notes and 2026 Notes were fully and unconditionally guaranteed on a joint and several senior unsecured basis by Holdings and its 100% owned domestic subsidiaries, other than Spirit (the “Subsidiary Guarantors”). Following the effectiveness of the A&R Credit Agreement, the guarantees of the 2022 Notes and 2026 Notes by the Subsidiary Guarantors were released, and the 2022 Notes and 2026 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Holdings. No subsidiaries are guarantors to any of Spirit’s senior notes. For comparative purposes, all statements below have been updated to reflect the effects of the A&R Credit Agreement on the guarantor structure.

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent company and parent guarantor to the A&R Credit Agreement, as further detailed in Note 12, Debt;

(ii)	Spirit, as the subsidiary issuer of the 2022 Notes and the 2026 Notes, as well as the 2020 Notes which were outstanding through July 1, 2016;

(iii)	The Company’s subsidiaries, (the “Non-Guarantor Subsidiaries”), on a combined basis;

(iv)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Holdings and the Non-Guarantor Subsidiaries, (b) eliminate the investments in the Company’s subsidiaries and (c) record consolidating entries; and

(v)	Holdings and its subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Twelve Months Ended December 31, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$6,236.4	$1,362.3	$(615.7)	$6,983.0
Operating costs and expenses
Cost of sales	—	5,559.4	1,218.8	(615.7)	6,162.5
Selling, general and administrative	12.4	173.1	14.8	—	200.3
Impact of severe weather event	—	19.9	—	—	19.9
Research and development	—	27.8	3.4	—	31.2
Total operating costs and expenses	12.4	5,780.2	1,237.0	(615.7)	6,413.9
Operating (loss) income	(12.4)	456.2	125.3	—	569.1
Interest expense and financing fee amortization	—	(41.6)	(5.7)	5.6	(41.7)
Other income (expense), net	—	12.4	0.4	(5.6)	7.2
(Loss) income before income taxes and equity in net income of affiliates and subsidiaries	(12.4)	427.0	120.0	—	534.6
Income tax benefit (provision)	4.7	(161.7)	(23.0)	—	(180.0)
(Loss) income before equity in net income of affiliates and subsidiaries	(7.7)	265.3	97.0	—	354.6
Equity in net income of affiliates	0.3	—	0.3	(0.3)	0.3
Equity in net income of subsidiaries	362.3	97.0	—	(459.3)	—
Net income	354.9	362.3	97.3	(459.6)	354.9
Other comprehensive loss	58.4	58.4	42.2	(100.6)	58.4
Comprehensive income	$413.3	$420.7	$139.5	$(560.2)	$413.3

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
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Twelve Months Ended December 31, 2015

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$6,096.1	$1,030.6	$(482.8)	$6,643.9
Operating costs and expenses
Cost of sales	—	5,095.4	919.7	(482.8)	5,532.3
Selling, general and administrative	7.1	194.9	18.8	—	220.8
Research and development	—	25.7	2.1	—	27.8
Total operating costs and expenses	7.1	5,316.0	940.6	(482.8)	5,780.9
Operating (loss) income	(7.1)	780.1	90.0	—	863.0
Interest expense and financing fee amortization	—	(52.2)	(7.8)	7.3	(52.7)
Other income (expense), net	—	11.3	(6.3)	(7.2)	(2.2)
(Loss) income before income taxes and equity in net income of affiliates and subsidiaries	(7.1)	739.2	75.9	0.1	808.1
Income tax (provision) benefit	0.1	(8.4)	(12.3)		(20.6)
(Loss) income before equity in net income of affiliates and subsidiaries	(7.0)	730.8	63.6	0.1	787.5
Equity in net income of affiliates	1.2	—	1.2	(1.2)	1.2
Equity in net income of subsidiaries	794.5	63.6	—	(858.1)	—
Net income	788.7	794.4	64.8	(859.2)	788.7
Other comprehensive loss	(6.7)	(6.7)	(21.1)	27.8	(6.7)
Comprehensive income	$782.0	$787.7	$43.7	$(831.4)	$782.0

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$365.1	$58.2	$—	$423.3
Restricted cash	—	2.2	—	—	2.2
Accounts receivable, net	—	752.6	330.9	(361.3)	722.2
Inventory, net	—	1,010.0	439.9	—	1,449.9
Other current assets	—	50.3	3.2	—	53.5
Total current assets	—	2,180.2	832.2	(361.3)	2,651.1
Property, plant and equipment, net	—	1,585.8	519.5	—	2,105.3
Pension assets	—	327.2	19.9	—	347.1
Investment in subsidiary	1,801.5	704.4	—	(2,505.9)	—
Other assets	—	298.2	124.5	(258.4)	164.3
Total assets	$1,801.5	$5,095.8	$1,496.1	$(3,125.6)	$5,267.8
Liabilities
Accounts payable	$—	$629.0	$425.4	$(361.3)	$693.1
Accrued expenses	—	239.5	29.8	—	269.3
Profit sharing	—	103.4	6.1	—	109.5
Current portion of long-term debt	—	30.2	0.9	—	31.1
Advance payments, short-term	—	100.0	—	—	100.0
Deferred revenue, short-term	—	63.6	1.0	—	64.6
Deferred grant income liability — current	—	—	21.6	—	21.6
Other current liabilities	—	324.3	7.5	—	331.8
Total current liabilities	—	1,490.0	492.3	(361.3)	1,621.0
Long-term debt	—	1,110.6	167.1	(157.8)	1,119.9
Advance payments, long-term	—	231.7	—	—	231.7
Pension/OPEB obligation	—	40.8	—	—	40.8
Deferred grant income liability — non-current	—	—	39.3	—	39.3
Deferred revenue and other deferred credits	—	158.2	2.8	—	161.0
Other liabilities	—	343.1	10.1	(100.6)	252.6
Total equity	1,801.5	1,721.4	784.5	(2,505.9)	1,801.5
Total liabilities and shareholders’ equity	$1,801.5	$5,095.8	$1,496.1	$(3,125.6)	$5,267.8

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$680.1	$17.6	$—	$697.7
Accounts receivable, net	—	785.0	249.4	(373.9)	660.5
Inventory, net	—	1,058.8	456.5	—	1,515.3
Other current assets	—	29.0	7.9	—	36.9
Total current assets	—	2,552.9	731.4	(373.9)	2,910.4
Property, plant and equipment, net	—	1,462.3	529.3	—	1,991.6
Pension assets	—	268.1	14.2	—	282.3
Investment in subsidiary	1,928.8	544.4	—	(2,473.2)	—
Other assets	—	398.9	101.4	(279.4)	220.9
Total assets	$1,928.8	$5,226.6	$1,376.3	$(3,126.5)	$5,405.2
Liabilities
Accounts payable	$—	$527.0	$426.6	$(373.9)	$579.7
Accrued expenses	—	192.8	23.4	—	216.2
Profit sharing	—	97.2	4.2	—	101.4
Current portion of long-term debt	—	25.1	1.6	—	26.7
Advance payments, short-term	—	199.3	—	—	199.3
Deferred revenue, short-term	—	310.8	1.3	—	312.1
Deferred grant income liability — current	—	—	14.4	—	14.4
Other current liabilities	—	94.2	0.2	—	94.4
Total current liabilities	—	1,446.4	471.7	(373.9)	1,544.2
Long-term debt	—	1,052.5	206.9	(199.4)	1,060.0
Advance payments, long-term	—	342.0	—	—	342.0
Pension/OPEB obligation	—	43.9	—	—	43.9
Deferred grant income liability — non-current	—	—	63.4	—	63.4
Deferred revenue and other deferred credits	—	143.4	3.4	—	146.8
Other liabilities	—	349.5	6.6	(80.0)	276.1
Total equity	1,928.8	1,848.9	624.3	(2,473.2)	1,928.8
Total liabilities and shareholders’ equity	$1,928.8	$5,226.6	$1,376.3	$(3,126.5)	$5,405.2

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$450.5	$123.2	$—	$573.7
Investing activities
Purchase of property, plant and equipment	—	(241.4)	(31.7)		(273.1)
Proceeds from sale of assets	—	0.4	—	—	0.4
Other	—	(0.1)	—	—	(0.1)
Net cash used in investing activities	—	(241.1)	(31.7)	—	(272.8)
Financing activities
Principal payments of debt	—	(1.2)	(1.6)	—	(2.8)
Collection on (repayment of) intercompany debt	—	54.9	(54.9)	—	—
Payments on term loan	—	(25.0)	—	—	(25.0)
Debt issuance and financing costs	—	(0.9)	—	—	(0.9)
Taxes paid related to net share settlement awards	—	(14.2)	—	—	(14.2)
Proceeds from financing under New Markets Tax Credit Program	—	7.6	—	—	7.6
Proceeds (payments) from subsidiary for purchase of treasury stock	496.3	(496.3)	—	—	—
Purchase of treasury stock	(496.3)	—	—	—	(496.3)
Proceeds (payments) from subsidiary for dividends paid	47.1	(47.1)	—	—	—
Dividends paid	(47.1)	—	—	—	(47.1)
Change in restricted cash	—	(2.2)	—	—	(2.2)
Net cash used in financing activities	—	(524.4)	(56.5)	—	(580.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	5.6	—	5.6
Net (decrease) increase in cash and cash equivalents for the period	—	(315.0)	40.6	—	(274.4)
Cash and cash equivalents, beginning of period	—	680.1	17.6	—	697.7
Cash and cash equivalents, end of period	$—	$365.1	$58.2	$—	$423.3

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2015

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$1,167.5	$122.2	$—	$1,289.7
Investing activities
Purchase of property, plant and equipment	—	(273.3)	(86.8)		(360.1)
Proceeds from sale of assets	—	2.7	—	—	2.7
Other	—	(0.2)	0.2	—	—
Net cash used in investing activities	—	(270.8)	(86.6)	—	(357.4)
Financing activities
Proceeds from issuance of debt	—	535.0	—	—	535.0
Principal payments of debt	—	(33.4)	(3.1)	—	(36.5)
Collection on (repayment of) intercompany debt	—	(8.9)	8.9	—	—
Payments on term loan	—	(534.9)	—	—	(534.9)
Debt issuance and financing costs	—	(4.7)	—	—	(4.7)
Taxes paid related to net share settlement awards	—	(20.7)	—	—	(20.7)
Excess tax benefits from share-based payment arrangements	—	10.5	0.2	—	10.7
Proceeds (payments) from subsidiary for purchase of treasury stock	300.0	(300.0)	—	—	—
Purchase of treasury stock	(300.0)	—	—	—	(300.0)
Net cash (used in) provided by financing activities	—	(357.1)	6.0	—	(351.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.8)	—	(1.8)
Net increase in cash and cash equivalents for the period	—	539.6	39.8	—	579.4
Cash and cash equivalents, beginning of period	—	354.6	23.3	—	377.9
Cash and cash equivalents, end of period	$—	$894.2	$63.1	$—	$957.3

25.   Impact of Severe Weather Event
On October 8, 2016 the Company’s Kinston, North Carolina site operations were temporarily shut down due to the aftermath of Hurricane Matthew which disrupted utility service to the site and caused flooding around the streets and highways surrounding the facility (the “Event”). The Company immediately implemented its emergency management and disaster recovery plans, initially suspended operations to ensure the safety of its employees, took measures to protect property, performed a comprehensive damage evaluation, and developed a plan for systematically resuming production. The Company’s work-in-process, production equipment and capabilities remained intact, and the Company resumed production with a reduced workforce on October 12, 2016.
The Company maintains broad insurance coverage for both property damage and business interruption. While the Company expects the insurance proceeds would be sufficient to cover most of the business interruption expenses, certain deductibles and limitations will apply and no assurance can be made that all recovery costs will be covered.
Business Interruption/ Extra Expenses, including work delays & schedule recovery - Under its insurance policies, the Company is entitled to recover, subject to plan deductibles and limitations, the additional expenses incurred by the Company to return to normal operations. The Company recognized $19.9 and $12.1 in additional business interruption expenses incurred as a result of the Event for the periods ended December 31, 2017 and December 31, 2016, respectively. The Company submitted its claim related to these expenses to its insurers and communicated with Airbus and determined a schedule. Any insurance recoveries related to

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

business interruption will be recognized in the consolidated statements of operations only when an individual claim has been settled. The ultimate collection and timing of these recoveries could materially impact the Company’s short-term and long-term financial position and liquidity. The business interruption/extra expenses were recognized in the periods in which they were incurred. Any offsetting credits will be recognized in future periods as insurance recoveries are confirmed.
Insurance Recovery- The Company maintains a property damage and business interruption insurance policy issued by multiple participating insurers. The policy generally provides coverage for costs incurred by the Company to repair or replace damaged property, inventory, machinery and equipment. The policy also generally provides coverage for losses and expenses incurred by the Company as a result of the interruption of its business, including, but not limited to, lost revenue, as well as additional expenses incurred by the Company to return to normal operations. The Company has compiled and submitted claims to its insurers for additional expenses incurred by the Company due to business interruption and is pursuing such claims to recover a portion of the Company's losses related to the shut down under applicable insurance policies. The Company is currently unable to estimate the amount of any insurance recovery or the date by which its insurance claims will be resolved. Accordingly, no such amounts have been recognized by the Company.

26. New Markets Tax Credit
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
In connection with the financing, the Company loaned $20.6 aggregate principal amount of a 1.0% loan (“Leverage Loan”) due December 2050, to the Investment Fund.  Additionally, Chase contributed $9.7 to the Investment Fund, and as such, Chase is entitled to substantially all of the benefits derived from the NMTCs.  The Investment Fund then contributed the proceeds to certain CDEs, which, in turn, loaned the funds on similar terms as the Leverage Loan to Spirit.  The proceeds of the loans from the CDEs, including loans representing the capital contribution made by Chase, net of syndication fees, are restricted for use on the purchase and installation of equipment outlined within the NMTC agreement.  As of December 31, 2017, after qualifying capital expenditures, the Company held restricted cash of $2.2.

The NMTC is subject to 100% recapture for a period of seven years as provided in the Code.  The Company is required to comply with various regulations and contractual provisions that apply to the NMTC arrangement.  Non-compliance with applicable requirements could result in projected tax benefits not being realized and, therefore, require the Company to indemnify Chase for any loss or recapture of NMTCs related to the financing until such time as the Company’s obligation to deliver tax benefits is relieved.  The Company does not anticipate any credit recaptures will be required in connection with this arrangement.  This transaction also includes a put/call provision whereby the Company may be obligated or entitled to repurchase Chase’s interest in the Investment Fund.  The Company believes that Chase will exercise the put option in March 2024, at the end of the recapture period.  The value attributed to the put/call is negligible.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our President and Chief Executive Officer (principal executive officer) and Executive Vice President and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance of the reliability of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm as stated in their report which appears herein.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Stockholders and the Board of Directors of Spirit AeroSystems Holdings, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Spirit AeroSystems Holdings, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Spirit AeroSystems Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 9, 2018 expressed an unqualified opinion thereon.
Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Wichita, Kansas
February 9, 2018

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information concerning the executive officers of Spirit is included in Part I of this Annual Report on Form 10-K and is incorporated by reference herein. The information otherwise required by Items 401, 405, 406, and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be provided in Spirit Holdings’ proxy statement for its 2018 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year (the “2018 Proxy Statement”) and is incorporated by reference herein.
The Company has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”) and a Finance Code of Professional Conduct that applies to the Company’s Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and persons performing similar functions. A copy of the Code of Ethics and Finance Code of Professional Conduct is available on the Company’s website at http://investor.spiritaero.com/govdocs, and any waiver from the Code of Ethics or Finance Code of Professional Conduct will be timely disclosed on the Company’s website or a Current Report on Form 8-K, as will any amendments to the Code of Ethics or Finance Code of Professional Conduct.

Item 11.    Executive Compensation
The information required by Item 402 and Item 407(e)(4) and (e)(5) of Regulation S-K will be provided in the 2018 Proxy Statement and is incorporated by reference herein.

Pursuant to the rules and regulations of the SEC under the Exchange Act, the information under Item 407(e)(5) incorporated by reference from the 2018 Proxy Statement shall not be deemed to be “soliciting material,” or to be “filed” with the Commission, or subject to Regulation 14A or 14C or the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Items 201(d) and 403 of Regulation S-K will be provided in the 2018 Proxy Statement and is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K will be provided in the 2018 Proxy Statement and is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A will be provided in the 2018 Proxy Statement and is incorporated by reference herein.

Part IV
Item 15.    Exhibits and Financial Statement Schedules

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
2.3	Asset Purchase Agreement, between Spirit AeroSystems Inc., Triumph Aerostructures - Tulsa LLC and Triumph Group, Inc., dated as of December 8, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.1
2.4	Amendment No. 1 to Asset Purchase Agreement, between Spirit AeroSystems, Inc., Triumph Aerostructures - Tulsa, LLC and Triumph Group, Inc., dated as of December 30, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.2
3.1	Third Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 1, 2017, Exhibit 3.1
3.2	Sixth Amended and Restated By Laws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed December 5, 2016, Exhibit 3.1
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.4	Indenture dated as of March 18, 2014, governing the 5¼ Senior Notes due 2022, by and among Spirit, the guarantors identified therein and the Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed March 21, 2014, Exhibit 4.2
4.5	Form of 5 ¼% Senior Note due 2022	Current Report on Form 8-K (File No. 001-33160), filed March 21, 2014, Exhibit 4.3 (included as Exhibit A to Exhibit 4.2)
4.7	Indenture dated as of June 1, 2016, governing the 3.850% Senior Notes due 2026, by and among Spirit, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.1
4.8	Form of 3.850% Senior Note due 2026	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.2
4.9	Supplemental Indenture, dated December 5, 2016, governing the 3.850% Senior Notes due 2026	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 4.9
4.10	Supplemental Indenture, dated December 5, 2016, governing the 5 1/4% Senior Notes due 2022	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 4.10

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.1	Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14
10.2†	Spirit AeroSystems Holdings, Inc. Amended and Restated Deferred Compensation Plan, As Amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2011, Exhibit 10.34
10.3†	Employment Agreement between Spirit AeroSystems, Inc. and Sanjay Kapoor, effective as of August 23, 2013	Current Report on Form 8-K (File No. 001-33160), filed August 26, 2013, Exhibit 10.1
10.4†	Form of Executive Compensation Letter	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.42
10.5†	Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan	Registration Statement on Form S-8 (File No. 333-195790), filed May 8, 2014, Exhibit 10.1.
10.6†	Amendment to the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, dated January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.1
10.7†	Employment Agreement between Spirit AeroSystems, Inc. and Samantha Marnick, effective as of February 22, 2006 and annual Executive Compensation Letter, dated May 3, 2013	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 2, 2014, Exhibit 10.1
10.8†	Employment Agreement between Spirit AeroSystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.44
10.9†	Amendment to Employment Agreement between Spirit Aerosystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.45
10.10†	Employment Agreement between Spirit AeroSystems, Inc. and Michelle Lohmeier, effective as of June 10, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.3
10.11†	Employment Agreement, dated as of February 13, 2016, between Spirit AeroSystems, Inc. and Thomas C. Gentile III	Current Report on Form 8-K (File No. 001-33160), filed February 16, 2016, Exhibit 10.1
10.12†	Executive Compensation Letter between Spirit AeroSystems, Inc. and Samantha Marnick, dated June 1, 2016	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.1
10.13†	Employment Agreement between Spirit AeroSystems, Inc. and Krisstie Kondrotis, effective as of December 10, 2014	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.47
10.14†	Employment Agreement between Spirit AeroSystems, Inc. and Ron Rabe, effective as of June 9, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.4
10.15†	Annual Executive Compensation Letter between Spirit AeroSystems, Inc. and John Pilla, dated February 7, 2014	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.46

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.16†	Employment Agreement between Spirit AeroSystems, Inc., and Stacy Cozad, effective as of January 4, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.61
10.17†	Employment Agreement between Spirit AeroSystems, Inc. and Bill Brown, effective as of May 5, 2014	*
10.18†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, effective April 30, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.2
10.19†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.3
10.20†	Short-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.4
10.21†	Director Stock Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, effective January 27, 2016	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.5
10.22†
Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 25, 2017 (filed as Exhibit 10.5 to the Annual Report on Form 10-K (File No. 001-33160), filed with the Securities and Exchange Commission on February 10, 2017)
Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.5
10.23	Employee Stock Purchase Plan	Registration Statement on Form S-8 (File No. 333-220358), filed September 6, 2017, Exhibit 4.2
10.24†	Time-Based Restricted Stock Award Agreement	Current Report on Form 8-K, filed January 29, 2018, Exhibit 10.1)
10.25†	Performance-Based Restricted Stock Award Agreement	*
10.26†	Retirement and Consulting Agreement and General Release, dated June 7, 2016, between Spirit AeroSystems, Inc. and Larry A. Lawson	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.3
10.27
Amended and Restated Credit Agreement, dated as of June 6, 2016, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., the other guarantors party thereto, Bank of America, N.A. and the other agents and lenders party thereto
Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.2
10.28
Amendment No. 1 to Credit Agreement, dated September 22, 2017, between Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc., the lenders party thereto, and Bank of America, N.A., as Administrative Agent
Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.1

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.29	Inducement Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.2
10.30	Lease Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.3
10.31	Construction Agency Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.4
10.32††	General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.33††	Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25
10.34††	Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26
10.35	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27
10.36††	Special Business Provisions (Sustaining), as amended through February 6, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.17
10.37††	Amendment No. 9 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 4, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.1
10.38††	Amendment No. 10 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 26, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.2
10.39	Amendment No. 2, dated March 4, 2011, to General Terms Agreement (Sustaining and Others) between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.2
10.40††	Memorandum of Agreement, between The Boeing Company and Spirit AeroSystems, Inc., made as of March 9, 2012, amending Special Business Provisions (Sustaining)	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.4

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.41††	Memorandum of Agreement (737 MAX Non-Recurring Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 7, 2014, amending Spirit’s long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.2
10.42††	Memorandum of Agreement (Pricing Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 8, 2014, amending Spirit’s long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.3
10.43	Amendment No. 11 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of March 10, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2015, Exhibit 10.1
10.44	Amendment No. 12 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 9, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.1
10.45	Amendment No. 13 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of January 4, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.57
10.46	Amendment No. 14 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 21, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.2
10.47††	Amendment No. 17 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 23, 2015	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.58
10.48††	Amendment No. 20 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 1, 2015	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.59
10.49††	Amendment No. 21 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of May 9, 2016	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.4
10.50††	Amendment No. 22 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 2, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.53
10.51††	Amendment No. 23 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 16, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.54
10.52††	Amendment No. 24 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 20, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.55
10.53††	Amendment 25 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 16, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.7
10.54††	Amendment 26 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 23, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.8
10.55††	Amendment 27 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 31, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.9

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.56††	Amendment 28 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of June 22, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.1
10.57††	Amendment 29 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of July 20, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.2
10.58††	Amendment No. 30 to Special Business Provisions (SBP) MS-65530-0016, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.2
10.59††	Amendment No. 31 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 18, 2017	*
10.60††	Amendment No. 32 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 15, 2017	*
10.61††	Amendment No. 33 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 30, 2017	*
10.62††	Collective Resolution Memorandum of Understanding between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 1, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.3

10.63††
B787 General Terms Agreement BCA-65520-0032between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the General Terms Agreement, dated June 16, 2005, Amendment No. 1 thereto, dated June 19, 2009, and Amendment No. 2 thereto, dated May 12, 2011
Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.3
10.64††
B787 Special Business Provisions BCA-MS-65530-0019, dated August 20, 2012, between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the Special Business Provisions, dated June 16, 2005, and Amendments 1 through 19 thereto
Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.4
10.65††	Amendment No. 20 to B787 Special Business Provisions BCA-MS-65530-0019, dated June 5, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.5
10.66††	Amendment No. 21 to B787 Special Business Provisions BCA-MS-65530-0019, dated July 1, 2014, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.6
10.67††	Amendment No. 22 Revision 1 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 4, 2014, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.7
10.68††	Amendment No. 23 to B787 Special Business Provisions BCA-MS-65530-0019, dated August 3, 2015, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.8

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.69††	Amendment No. 24 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 16, 2015, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.9
10.70††	Amendment No. 25 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.10
10.71††	Amendment No. 26 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, dated December 14, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	*
12.1	Ratio of Earnings to Fixed Charges	*
14.1	Code of Ethics
	(i) Spirit AeroSystems Holdings, Inc. Code of Ethics and Business Conduct, as amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2011, Exhibit 14.1
	(ii) Spirit AeroSystems Holdings, Inc. Code of Conduct for Finance Employees	Annual Report on Form 10-K (File No. 001-33160), filed March 5, 2007, Exhibit 14.1
	(iii) Spirit AeroSystems Holdings, Inc. Code of Ethics and Business Conduct, as amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 30, 2015, Exhibit 14.1
21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	*
23.1	Consent of Ernst & Young LLP	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	**
101.INS@	XBRL Instance Document	*
101.SCH@	XBRL Taxonomy Extension Schema Document	*
101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB@	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document	*
_______________________________________

†	Indicates management contract or compensation plan or arrangement

††	Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas on February 9, 2018.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

By:	/s/ Sanjay Kapoor
Sanjay Kapoor Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas C. Gentile III	Director, President and Chief Executive	February 9, 2018
Thomas C. Gentile III	Officer (Principal Executive Officer)

/s/ Sanjay Kapoor	Executive Vice President and Chief Financial	February 9, 2018
Sanjay Kapoor	Officer (Principal Financial Officer)

/s/ Mark J. Suchinski	Vice President and Corporate Controller	February 9, 2018
Mark J. Suchinski	(Principal Accounting Officer)

/s/ Robert Johnson	Director, Chairman of the Board	February 9, 2018
Robert Johnson

/s/ Charles Chadwell	Director	February 9, 2018
Charles Chadwell

/s/ Irene M. Esteves	Director	February 9, 2018
Irene M. Esteves

/s/ Paul Fulchino	Director	February 9, 2018
Paul Fulchino

/s/ Richard Gephardt	Director	February 9, 2018
Richard Gephardt

/s/ Ronald Kadish	Director	February 9, 2018
Ronald Kadish

/s/ John L. Plueger	Director	February 9, 2018
John L. Plueger

/s/ Francis Raborn	Director	February 9, 2018
Francis Raborn