Form 10-Q
period 2018-03-29
Spirit AeroSystems Holdings, Inc.
filed 2018-05-03
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 29, 2018
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

As of April 27, 2018, the registrant had 113,785,636 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 29, 2018	March 30, 2017
	($ in millions, except per share data)
Revenue	$1,736.1	$1,694.1
Operating costs and expenses
Cost of sales	1,511.0	1,421.0
Selling, general and administrative	56.2	52.9
Impact of severe weather event	—	10.8
Research and development	9.4	5.0
Total operating costs and expenses	1,576.6	1,489.7
Operating income	159.5	204.4
Interest expense and financing fee amortization	(11.3)	(9.5)
Other income, net	4.1	10.7
Income before income taxes and equity in net income of affiliate	152.3	205.6
Income tax provision	(27.5)	(64.0)
Income before equity in net income of affiliate	124.8	141.6
Equity in net income of affiliate	0.6	0.1
Net income	$125.4	$141.7
Earnings per share
Basic	$1.11	$1.19
Diluted	$1.10	$1.17
Dividends declared per common share	$0.10	$0.10

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended
	March 29, 2018	March 30, 2017
	($ in millions)
Net income	$125.4	$141.7
Changes in other comprehensive income (loss), net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of $0.2 and $0.2 for the three months ended, respectively	(0.6)	(0.4)
Unrealized foreign exchange loss on intercompany loan, net of tax effect of ($0.4) and ($0.2) for three months ended, respectively	1.6	1.0
Foreign currency translation adjustments	13.6	3.4
Total other comprehensive income	14.6	4.0
Total comprehensive income	$140.0	$145.7

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 29, 2018	December 31, 2017
	($ in millions)
Assets
Cash and cash equivalents	$437.9	$423.3
Restricted cash	0.4	2.2
Accounts receivable, net	672.1	722.2
Contract assets, short-term	533.8	—
Inventory, net	929.5	1,449.9
Other current assets	30.0	53.5
Total current assets	2,603.7	2,651.1
Property, plant and equipment, net	2,105.4	2,105.3
Contract assets, long-term	55.6	—
Pension assets	356.4	347.1
Other assets	249.2	164.3
Total assets	$5,370.3	$5,267.8
Liabilities
Accounts payable	$819.6	$693.1
Accrued expenses	330.4	269.3
Profit sharing	16.6	109.5
Current portion of long-term debt	31.2	31.1
Advance payments, short-term	103.3	100.0
Contract liabilities, short-term	93.5	—
Forward loss provision, short-term	165.7	—
Deferred revenue and other deferred credits, short-term	7.4	64.6
Deferred grant income liability - current	22.2	21.6
Other current liabilities	112.0	331.8
Total current liabilities	1,701.9	1,621.0
Long-term debt	1,112.6	1,119.9
Advance payments, long-term	203.1	231.7
Pension/OPEB obligation	40.0	40.8
Contract liabilities, long-term	302.9	—
Forward loss provision, long-term	151.3	—
Deferred revenue and other deferred credits	31.7	161.0
Deferred grant income liability - non-current	34.4	39.3
Other liabilities	219.4	252.6
Stockholders' Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 113,803,566 and 114,447,605 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	1,081.3	1,086.9
Accumulated other comprehensive loss	(113.9)	(128.5)
Retained earnings	2,260.0	2,422.4
Treasury stock, at cost (32,333,822 and 31,467,709 shares, respectively)	(1,656.0)	(1,580.9)
Total stockholders’ equity	1,572.5	1,801.0
Noncontrolling interest	0.5	0.5
Total equity	1,573.0	1,801.5
Total liabilities and equity	$5,370.3	$5,267.8
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 29, 2018	March 30, 2017
	($ in millions)
Operating activities
Net income	$125.4	$141.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	56.8	52.5
Amortization of deferred financing fees	0.8	0.8
Accretion of customer supply agreement	1.2	2.9
Employee stock compensation expense	7.1	8.0
Gain from interest rate swaps	(1.7)	—
(Gain) loss from foreign currency transactions	(1.6)	0.5
Gain on disposition of assets	(0.2)	—
Deferred taxes	(1.2)	24.5
Pension and other post-retirement benefits, net	(8.7)	(8.7)
Grant liability amortization	(5.1)	(4.1)
Equity in net income of affiliate	(0.6)	(0.1)
Forward loss provision	(36.9)	—
Changes in assets and liabilities
Accounts receivable	(96.6)	(158.1)
Inventory, net	45.3	46.1
Contract assets	(70.0)	—
Accounts payable and accrued liabilities	177.8	113.2
Profit sharing/deferred compensation	(93.1)	(80.5)
Advance payments	(25.3)	(52.5)
Income taxes receivable/payable	25.9	39.4
Contract liabilities	77.1	—
Deferred revenue and other deferred credits	2.6	(6.3)
Other	(12.4)	(7.6)
Net cash provided by operating activities	166.6	111.7
Investing activities
Purchase of property, plant and equipment	(48.2)	(40.6)
Other	0.2	—
Net cash used in investing activities	(48.0)	(40.6)
Financing activities
Principal payments of debt	(1.7)	(0.8)
Payments on term loan	(6.2)	—
Taxes paid related to net share settlement awards	(12.7)	(4.1)
Debt issuance and financing costs	—	(1.0)
Proceeds from financing under the New Markets Tax Credit Program	—	7.6
Purchase of treasury stock	(73.8)	(81.5)
Dividends Paid	(11.5)	(12.0)
Net cash used in financing activities	(105.9)	(91.8)
Effect of exchange rate changes on cash and cash equivalents	—	0.7
Net increase (decrease) in cash, cash equivalents, and restricted cash for the period	12.7	(20.0)
Cash, cash equivalents, and restricted cash, beginning of period	445.5	717.6
Cash, cash equivalents, and restricted cash, end of period	$458.2	$697.6

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

The accompanying unaudited interim condensed consolidated financial statements include the Company’s financial statements and the financial statements of its majority-owned or controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 10 of Regulation S-X.  The Company’s fiscal quarters are 13 weeks in length. Since the Company’s fiscal year ends on December 31, the number of days in the Company’s first and fourth quarters varies slightly from year to year. All intercompany balances and transactions have been eliminated in consolidation.

As part of the monthly consolidation process, the Company’s international entities that have functional currencies other than the U.S. dollar are translated to U.S. dollars using the end-of-month translation rate for balance sheet accounts and average period currency translation rates for revenue and income accounts. The U.K. and Malaysian subsidiaries use the British pound as their functional currency. All other foreign subsidiaries and branches use the U.S. dollar as their functional currency.

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the three months ended March 29, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2018 presentation.

In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2018 (the “2017 Form 10-K”).

2.  Adoption of New Accounting Standards

Adoption of New Revenue Standard

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) that supersedes ASC 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts (“legacy GAAP”). Subsequently, the FASB issued several updates to ASU 2014-09, which are pending content or otherwise codified in Accounting Standards Codification (“ASC”) Topic 606 (“ASC 606”). ASC 606 also includes new guidance on costs related to a contract, which is codified in ASC Subtopic 340-40 (“ASC 340-40”). The Company adopted ASC 606 using the modified retrospective method (“method”) effective as of January 1, 2018 (“date of initial application”). Under this method, the cumulative effect of the adoption of ASC 606 is recognized as an adjustment to retained earnings on the date of initial application (“Transition Adjustment”), and the comparative financial statements for prior periods are not adjusted and continue to be reported under legacy GAAP. The Transition Adjustment was an after tax decrease to retained earnings of approximately $277.0. Financial information for 2018 and 2017 is presented under ASC 606 and under legacy GAAP, respectively. The tables below reflect adjusted 2018 financial statement amounts as if the Company had been reporting under legacy GAAP for items that are materially different.

The adoption of ASC 606 does not impact the Company's cash flows or the underlying economics of the Company's contracts with customers. However, the pattern and timing of revenue and profit recognition, as well as financial statement presentation and disclosures, has changed.

The significant changes and the qualitative and quantitative impact of the adoption of ASC 606 are noted below:

a.Revenue from Contracts with Customers

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The Company no longer uses the units-of-delivery method, and the historical use of contract blocks to define contracts for accounting purposes has been replaced by accounting contracts as identified under ASC 606. The Company's accounting contracts under ASC 606 are for the specific number of units for which orders have been received, which is typically for fewer units than what was used to define contract blocks under legacy GAAP. In most of the Company's contracts, the customer has options or requirements to purchase additional products and services.

b.Deferred Production Costs

Under legacy GAAP, certain production costs were deferred over the life of the contract block, which is not permitted under ASC 606. Accordingly, deferred production costs of $640.3 (pretax), net of previously recognized forward loss reserves of $364.0 (pretax), were eliminated, resulting in a decrease to retained earnings in the Transition Adjustment.

c.Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets in the amount of $342.0 were established in the Transition Adjustment.

Contract liabilities primarily represent cash received that is in excess of revenues recognized and is contingent upon the satisfaction of performance obligations. For certain contracts, the allocation of consideration to the performance obligations results in a deferral of revenue that was previously recognized under legacy GAAP. Contract liabilities in the amount of $113.0 were established in the Transition Adjustment, which reflects consideration received prior to the date of initial application that is in excess of the standalone selling price. This liability includes an allocation of consideration to future units, including those under options that the Company believes are likely to be exercised, with prices that are lower than standalone selling price. This liability will be recognized earlier if the options are not fully exercised, or immediately if the contract is terminated prior to the options being fully exercised.

d.Contract Costs

The Company’s accounting for preproduction, tooling, and certain other costs has not changed since these costs generally do not fall within the scope of ASC 340-40. Incurred production costs for anticipated contracts (satisfaction of performance obligations, which have commenced because the Company expects the customer to exercise options) continue to be classified as inventory.

Practical expedients

The Company has adopted ASC 606 only for contracts that were not substantially completed under legacy GAAP on the date of initial application. For these contracts, the Company has reflected the aggregate effect of all modifications executed prior to the date of initial application when identifying satisfied and unsatisfied performance obligations, for determining the transaction price and for allocating the transaction price.

The following tables summarize the impacts of adopting ASC Topic 606 on the Company’s consolidated financial statements for the three months and period ended March 29, 2018.

	For the Three Months Ended
	As Reported	Impact of Adoption of	As Adjusted
	March 29, 2018	ASC Topic 606	March 29, 2018
Revenue	$1,736.1	$15.5	$1,751.6
Cost of sales	1,511.0	7.3	1,518.3
Income tax provision	(27.5)	(1.2)	(28.7)
Net income	125.4	7.0	132.4

Earnings per share
Basic	$1.11	$0.06	$1.17
Diluted	$1.10	$0.06	$1.16

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	As Reported	Impact of Adoption of	As Adjusted
	March 29, 2018	ASC Topic 606	March 29, 2018
Assets
Accounts receivable, net	$672.1	$150.0	$822.1
Contract assets, short-term	533.8	(533.8)	—
Inventory, net	929.5	561.4	1,490.9
Other current assets	30.0	0.3	30.3
Contract assets, long-term	55.6	(55.6)	—
Other assets	249.2	(67.0)	182.2
Total assets	5,370.3	55.3	5,425.6
Liabilities
Accrued expenses	330.4	(4.3)	326.1
Contract liabilities, short-term	93.5	(93.5)	—
Forward loss provision, short-term	165.7	(165.7)	—
Deferred revenue and other deferred credits, short-term	7.4	79.3	86.7
Other current liabilities	112.0	293.8	405.8
Contract liabilities, long-term	302.9	(302.9)	—
Forward loss provision, long-term	151.3	(151.3)	—
Deferred revenue and other deferred credits	31.7	115.8	147.5
Other liabilities	219.4	(1.8)	217.6
Stockholders' Equity
Accumulated other comprehensive loss	(113.9)	2.6	(111.3)
Retained earnings	2,260.0	283.3	2,543.3
Total liabilities and equity	5,370.3	55.3	5,425.6

Adoption of ASU 2017-07

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). ASU 2017-07 requires entities to report the service cost component of net periodic pension and net periodic postretirement benefit cost in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. Further, ASU 2017-07 requires the other components of net periodic pension and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. Additionally, only the service cost component is eligible for capitalization, when applicable. The Company adopted the requirements of ASU 2017-07 on January 1, 2018, using the retrospective transition method.

Prior period information has been reclassified as a result of the Company's adoption of ASU 2017-07 on a retrospective basis in 2018. In accordance with the adoption of this guidance, prior year amounts related to the components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of sale and selling, general and administrative expense to other income (expense) within the consolidated statement of operations for all periods presented. The reclassifications are as follows:

	For the Three Months Ended
	As Reported	Impact of Adoption of	As Adjusted
	March 29, 2017	ASU 2017-07	March 29, 2017
Cost of sales	$1,412.8	$8.2	$1,421.0
Selling, general and administrative	51.9	1.0	52.9
Other income, net	1.5	9.2	10.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Adoption of ASU 2016-18

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. The standard requires a reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. The ASU does not define restricted cash or restricted cash equivalents, but an entity will need to disclose the nature of the restrictions. The ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 on January 1, 2018. Below is a reconciliation of cash, cash equivalents, and restricted cash. Long-term restricted cash is included in Other Assets on the Company's condensed consolidated balance sheet.

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Three Months Ended
	March 29, 2018	March 30, 2017
Cash and cash equivalents, beginning of the period	$423.3	$697.7
Restricted cash, short-term, beginning of the period	2.2	—
Restricted cash, long-term, beginning of the period	20.0	19.9
Cash, cash equivalents, and restricted cash, beginning of the period	$445.5	$717.6

Cash and cash equivalents, end of the period	$437.9	$672.2
Restricted cash, short-term, end of the period	0.4	5.5
Restricted cash, long-term, end of the period	19.9	19.9
Cash, cash equivalents, and restricted cash, end of the period	$458.2	$697.6

3.	Summary of Significant Accounting Policies
Use of Estimates
The preparation of the Company's financial statements in conformity with GAAP requires management to use estimates and assumptions. The results of these estimates form the basis for making judgments that may affect the reported amounts of assets and liabilities, including the impacts of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period.

Management may make significant judgments when assessing estimated amounts of variable consideration and related constraints, the number of options likely to be exercised, and the standalone selling prices of the Company’s products and services. The Company also estimates the cost of satisfying the performance obligations in its contracts and options that may extend over many years. Cost estimates reflect currently available information and the impact of any changes to cost estimates, based upon the facts and circumstances, are recorded in the period in which they become known.

The transaction price for a contract reflects the consideration the Company expects to receive for fully satisfying the performance obligations in the contract. The Company’s contracts with customers are typically for products and services to be provided at fixed stated prices but may also include variable consideration. Variable consideration may include, but is not limited to, unpriced contract modifications, cost sharing provisions, incentives and awards, non-warranty claims and assertions, provisions for non-conformance and rights to return, or other payments to, or receipts from, customers. The Company estimates the variable consideration using the expected value or the most likely amount based upon the facts and circumstances, available data and trends and the history of resolving variability with specific customers.

The Company regularly commences work and incorporates customer-directed changes prior to negotiating pricing terms for engineering work, product modifications, and other statements of work. The Company's contractual terms typically provide for price negotiations after certain customer-directed changes have been accepted by the Company. Prices are estimated until they are contractually agreed upon with the customer. When a contract is modified, the Company evaluates whether additional distinct products and services have been promised and whether allocation of consideration is necessary. If not, the modification is treated as a change to the performance obligations within the existing contract, or otherwise accounted for as a new contract prospectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The Company allocates the consideration for a contract to the performance obligations on the basis of their relative standalone selling price. The Company estimates the likelihood of the amount of options that the customer is going to exercise when assessing the existence of performance obligations with respect to this allocation or for assessing the impact of loss contracts.

The Company typically provides warranties on all the Company's products and services. Warranties are typically not priced separately, since customers cannot purchase them independently of the products or services under contract so they do not create performance obligations. Spirit warranties generally provide assurance to the Company's customers that the products or services meet the specifications in the contract. In the event that there is a warranty claim because of a covered material or workmanship issue, the Company may be required to pay the customer for repairs or perform the repair. Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are made at the time products are sold. These costs are accrued at the time of the sale and are recorded as unallocated cost of sales. These estimates are established using historical information on the nature, frequency, and the cost experience of warranty claims, including the experience of industry peers. In the case of new development products or new customers, Spirit also considers factors including the warranty experience of other entities in the same business, management judgment, and the type and nature of the new product or new customer, among others.
Actual results could differ from those estimates and assumptions.
Revenues and Profit Recognition
Substantially all of the Company’s revenues are from long-term supply agreements with Boeing, Airbus, and other aerospace manufacturers. The Company participates in its customers’ programs by providing design, development, manufacturing, and support services for major aerostructures in the fuselage, propulsion, and wing segments. During the early stages of a program, this frequently involves nonrecurring design and development services, including tooling. As the program matures, the Company provides recurring manufacturing of products in accordance with customer design and schedule requirements. Many contracts include clauses that provide sole supplier status to the Company for the duration of the program’s life. The Company's long-term supply agreements typically include fixed price volume-based terms and require the satisfaction of performance obligations for the duration of the program’s life.

The identification of an accounting contract with a customer and the related promises requires an assessment of each party’s rights and obligations regarding the products or services to be transferred, including an evaluation of termination clauses and presently enforceable rights and obligations. In general, these long-term supply agreements are legally governed by Master Supply Agreements (or General Terms & Agreement) under which special business provisions (or work package agreements) define specific program requirements. Purchase orders (or authorizations to proceed) are issued under these agreements to reflect presently enforceable rights and obligations for the units of products and services being purchased. The units for accounting purposes (“accounting contract”) is typically determined by the purchase orders. Revenue is recognized when the Company has a contract with presently enforceable rights and obligations, including an enforceable right to payment for work performed. These agreements may lead to continuing sales of more than twenty years. Customers generally contract with the Company for requirements in a segment relating to a specific program, and the Company’s performance obligations consist of a wide range of engineering design services and manufactured structural components, as well as spare parts and repairs for OEMs. A single program may result in multiple contracts for accounting purposes, and within the respective contracts, non-recurring work elements and recurring work elements may result in multiple performance obligations. The Company generally contracts directly with its customers and is the principal in all current contracts.

Management considers a number of factors when determining the existence of a contract and the related performance obligations that include, but are not limited to, the nature and substance of the business exchange, the contractual terms and conditions, the promised products and services, the termination provisions in the contract, including the presently enforceable rights and obligations of the parties to the contract, the nature and execution of the customer’s ordering process and how the Company is authorized to perform work, whether the promised products and services are distinct or capable of being distinct within the context of the contract, as well as how and when products and services are transferred to the customer.

Revenue is recognized when, or as, control of promised products or services transfers to a customer and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. Revenue is recognized over time as work progresses when the Company is entitled to the reimbursement of costs plus a reasonable profit for work performed for which the Company has no alternate use. For these performance obligations that are satisfied over time, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. The Company believes that costs incurred

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

as a portion of total estimated costs is an appropriate measure of progress towards satisfaction of the performance obligation since this measure reasonably depicts the progress of the work effort.

Revenue for performance obligations that are not recognized over time are recognized at the point in time when control transfers to the customer (which is generally upon delivery). For performance obligations that are satisfied at a point in time, the Company evaluates the point in time when the customer can direct the use of and obtain the benefits from the products and services. Shipping and handling costs are not considered performance obligations and are included in cost of sales as incurred.

The transaction price for a contract reflects the consideration the Company expects to receive for fully satisfying the performance obligations in the contract. The Company’s current contracts do not include any significant financing components because the timing of the transfer of the underlying products and services under contract are at the customers’ discretion. The Company's contracts with customers generally require payment under normal commercial terms after delivery. Payment terms are typically within 30 to 120 days of delivery. The total transaction price is allocated to each of the identified performance obligations using the relative standalone selling price to reflect the amount the Company expects to be entitled for transferring the promised products and services to the customer. A majority of the Company’s agreements with customers include options for future purchases. For the purposes of allocating transaction price, the Company assesses, based upon the facts and circumstances of the business arrangement, the amount and likelihood of options to be exercised that may result in deferral of revenue to future contracts and options. Deferred revenues are recognized as, or when, the underlying future performance obligations are satisfied.

Standalone selling price is the price at which the Company would sell a promised good or service separately to a customer. Standalone selling prices are established at contract inception and subsequent changes in transaction price are allocated on the same basis as at contract inception. Standalone selling prices for the Company’s products and services are generally not observable and the Company uses the “Expected Cost plus a Margin” approach to determine standalone selling price. Expected costs are typically derived from the available periodic forecast information. If a contract modification changes the overall transaction price of an existing contract, the Company allocates the new transaction price on the basis of the relative standalone selling prices of the performance obligations and cumulative adjustments, if any, are recorded in the current period.

The Company also identifies and estimates variable consideration for contractual provisions such as unpriced contract modifications, cost sharing provisions, and other receipts or payments to customers. The timing of satisfaction of performance obligations and actual receipt of payment from a customer may differ and affects the balances of the contract assets and liabilities.

For contracts that are deemed to be loss contracts, the Company establishes forward loss reserves for total estimated costs that are in excess of total estimated consideration in the period in which they become known. These reserves are based on estimates for accounting contracts, plus options that the Company believes are likely to be exercised. The Company records forward loss reserves for all performance obligations in the aggregate for the accounting contract.
Disaggregation of Revenue
The Company disaggregates revenue based on the method of measuring satisfaction of the performance obligation either over time or at a point in time, as well as whether the accounting contract is a short duration or long duration contract. Short duration contracts are those for which the performance obligations are expected to be fully satisfied within 12 months of contract origination. The number of units and the production schedule is used to make this assessment. Additionally, the Company disaggregates revenue based upon the location where products and services are transferred to the customer. The Company’s principal operating segments and related revenue are noted in Note 22, Segment Information.

The following table shows disaggregated revenues for the three months ended March 29, 2018:

For the Three Months Ended
Revenue	March 29, 2018
Contracts with performance obligations satisfied over time	$1,322.5
Contracts with performance obligations satisfied at a point in time	413.6
Total Revenue	$1,736.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The following table disaggregates revenue by major customer:

For the Three Months Ended
Customer	March 29, 2018
Boeing	$1,340.4
Airbus	314.5
Other	81.2
Total Revenue	$1,736.1

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

For the Three Months Ended
Location	March 29, 2018
United States	$1,400.9
International
United Kingdom	198.5
Other	136.7
Total International	335.2
Total Revenue	$1,736.1

Inventory

Raw materials are stated at lower of cost (principally on an actual or average cost basis) or market. Production costs for contracts, including costs expected to be recovered on specific anticipated contracts (satisfaction of performance obligations that have commenced because the Company expects the customer to exercise options), are classified as work-in-process and include direct material, labor, overhead, and purchases. Revenue and related cost of sales are recognized as the performance obligations are satisfied. Typically, anticipated contracts materialize and the related performance obligations are satisfied within 6-12 months. These costs are evaluated for impairment periodically and capitalized costs for which anticipated contracts do not materialize are written off in the period in which it becomes known. Work-in-process includes $97.7 in costs incurred in anticipation of specific future contracts and no impairments were charged for the period ending March 29, 2018. See Note 9, Inventory.

4.  New Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02 (“ASU 2018-02”), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 (the “TCJA”) from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this standard to have a material effect to the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2017-12 as of January 1, 2018. The adoption of ASU 2017-12 did not have a material impact to the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 requires a modified

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

retrospective transition approach and provides certain optional transition relief. The Company does not expect the adoption of this standard to have a material effect to the Company’s consolidated financial statements.

5.  Changes in Estimates

The Company has a periodic forecasting process in which management assesses the progress and performance of the Company’s programs. This process requires management to review each program’s progress by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated revenues and costs for the accounting contracts (and options if applicable), and any outstanding contract matters. Risks and opportunities include but are not limited to management’s judgment about the cost associated with the Company’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other program requirements. Due to the span of years it may take to completely satisfy the performance obligations for the accounting contracts (and options, if any) and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs is subject to many variables and, accordingly, is subject to change based upon judgment. When adjustments in estimated total consideration or estimated total cost are required, any changes from prior estimates for fully satisfied performance obligations are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by several factors including production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work, and contract modifications. For 2017, the changes in estimates apply to contract blocks under legacy GAAP under the units of delivery method. For 2018, cumulative catch-up adjustments are primarily related to changes in measure of progress for contracts with performance obligations that are satisfied over time. For 2018, forward losses recorded relate primarily to the impact of the adoption of ASU 2017-07 related to pension.

Changes in estimates are summarized below:

	For the Three Months Ended
Changes in Estimates	March 29, 2018	March 30, 2017
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Fuselage	$(4.9)	$(0.2)
Propulsion	(0.6)	1.5
Wing	1.4	8.0
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(4.1)	$9.3

(Forward Loss) and Changes in Estimates on Loss Programs by Segment
Fuselage	$(11.6)	$(5.9)
Propulsion	(3.4)	—
Wing	(3.5)	1.8
Total Forward Loss	$(18.5)	$(4.1)

Total Change in Estimate	$(22.6)	$5.2
EPS Impact (diluted per share based upon statutory rates)	$(0.16)	$0.03

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

6.  Accounts Receivable, net

Accounts receivable represent the Company’s unconditional rights to consideration, subject to the payment terms of the contract, for which only the passage of time is required before payment. Amounts that are receivable or payable that are contingent upon, or related to, satisfied or to be satisfied performance obligations, are presented as contracts assets or liabilities. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables that are charged off against the allowance after the potential for recovery is considered remote. For balances as of March 29, 2018, amounts that are receivable or payable that are contingent upon, or related to, satisfied or to be satisfied performance obligations, are presented as contract assets or liabilities.

Accounts receivable, net consists of the following:

	March 29, 2018	December 31, 2017
Trade receivables	$647.3	$710.5
Other	25.8	13.0
Less: allowance for doubtful accounts	(1.0)	(1.3)
Accounts receivable, net	$672.1	$722.2

In October 2017, the Company entered into an agreement (the “Receivable Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the balance sheet. The Receivable Sales Agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party. The receivables under the Receivable Sales Agreement are sold without recourse to the third party financial institution. During 2018, $1,278.1 of accounts receivable have been sold via this arrangement. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is $3.7 for the three months ended March 29, 2018 and is included in Other income and expense. See Note 21, Other Income (Expense), net.

7.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those for which performance obligations are expected to be fully satisfied within 12 months of contract origination and contract assets, long-term are expected to be fully satisfied over periods greater than 12 months. No impairments to contract assets were recorded for the period ended March 29, 2018.

Contract liabilities are established for cash received that is in excess of revenues recognized and are contingent upon the satisfaction of performance obligations. Contract liabilities primarily consist of cash received on contracts for which revenue has been deferred since the receipts are in excess of transaction price resulting from the allocation of consideration based on relative standalone selling price to future units (including those under option that the Company believes are likely to be exercised) with prices that are lower than standalone selling price. These contract liabilities will be recognized earlier if the options are not fully exercised, or immediately, if the contract is terminated prior to the options being fully exercised.

	January 1, 2018	March 29, 2018	Change
Contract assets	$517.8	$589.4	$71.6
Contract liabilities	(319.4)	(396.4)	(77.0)
Net contract asset	$198.4	$193.0	$(5.4)

The increase in contract assets reflects the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the period ended March 29, 2018, the Company recognized $13.5 of revenue that was included in the contract liability balance at the beginning of the period.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

8.  Performance Obligations

Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Remaining in 2018	2019	2020	2021 and After
Unsatisfied performance obligations	$4,293.4	$6,290.0	$3,134.4	$1,618.6

9.  Inventory

Inventory consists of raw materials used in the production process, work-in-process, which is direct material, direct labor, overhead and purchases, and capitalized preproduction costs. Raw materials are stated at lower of cost (principally on an actual or average cost basis) or market. Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically amortized over a period that is consistent with the satisfaction of the underlying performance obligations to which these relate. See Note 3, Summary of Significant Accounting Policies - Inventory.

For 2017, deferred production includes costs for the excess of production costs over the estimated average cost per shipset, and credit balances for favorable variances on contracts between actual costs incurred and the estimated average cost per shipset for units delivered under the current production blocks. Recovery of excess-over-average deferred production costs is dependent on the number of shipsets ultimately sold and the ultimate selling prices and lower production costs associated with future production under these contract blocks. The Company believes these amounts, net of forward loss provisions, will be fully recovered over the contract block quantities. Forward loss reserves on contract blocks are recorded in the period in which they become evident and are included as a reduction to inventory with remaining amounts, if any, reflected in accrued deferred revenue. Inventories are summarized as follows:

	March 29, 2018	December 31, 2017
Raw materials	$309.3	$321.0
Work-in-process(1)	559.2	854.4
Finished goods	17.3	35.8
Product inventory	885.8	1,211.2
Capitalized pre-production(2)	43.7	78.9
Deferred production(3)	—	640.3
Forward loss provision(4)	—	(480.5)
Total inventory, net	$929.5	$1,449.9

(1)
For the period ended March 29, 2018, work-in-process inventory includes direct labor, direct material, overhead and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized using the input method. For the period ended December 31, 2017, work-in-process included direct labor, direct material, overhead and purchases on all contracts that were accounted for using the units of delivery method. For the period ended March 29, 2018, work-in-process inventory includes $97.7 of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

(2)	As part of the Transition Adjustment, $43.0 (pretax) of pre-production costs on the A350 XWB were eliminated.

(3)
As part of the Transition Adjustment, $640.3 (pretax) of deferred production was eliminated. For the period ended December 31, 2017, balance contained $632.8 and $129.3 on the A350 XWB and Rolls-Royce BR725 programs, respectively.

(4)
For the period ended March 29, 2018, forward loss reserves of $317.0 have been classified as a liability in the condensed consolidated balance sheet. For the period ended December 31, 2017, the forward loss reserve for the B787 program exceeded

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

the program's inventory balance. This excess was classified as a liability and reported in other current liabilities on the balance sheet in the amount of $254.5 as of December 31, 2017.

10.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	March 29, 2018	December 31, 2017
Land	$16.3	$15.9
Buildings (including improvements)	773.5	764.1
Machinery and equipment	1,547.3	1,529.9
Tooling	1,024.7	1,013.9
Capitalized software	266.7	263.3
Construction-in-progress	218.1	213.4
Total	3,846.6	3,800.5
Less: accumulated depreciation	(1,741.2)	(1,695.2)
Property, plant and equipment, net	$2,105.4	$2,105.3

Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $32.8 and $22.4 for the three months ended March 29, 2018 and March 30, 2017, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $4.4 and $5.2 for the three months ended March 29, 2018 and March 30, 2017, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluated its long-lived assets at its locations and determined no impairment was necessary for the period ended March 29, 2018.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

11.  Other Assets

Other assets are summarized as follows:

	March 29, 2018	December 31, 2017
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Total intangible assets	8.2	8.2
Less: Accumulated amortization - patents	(1.8)	(1.8)
Accumulated amortization - favorable leasehold interest	(4.7)	(4.6)
Intangible assets, net	1.7	1.8
Deferred financing
Deferred financing costs	39.5	39.5
Less: Accumulated amortization - deferred financing costs	(34.1)	(33.7)
Deferred financing costs, net	5.4	5.8
Other
Goodwill - Europe	2.6	2.5
Equity in net assets of affiliates	—	4.7
Supply agreements(1)	18.9	19.9
Restricted cash - collateral requirements	19.9	20.0
Deferred Tax Asset - non-current	161.5	72.5
Other	39.2	37.1
Total	$249.2	$164.3

(1)    Under two agreements, certain payments accounted for as consideration paid by the Company to a customer and a supplier are being amortized as reductions to net revenues.

12.  Advance Payments

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement, that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing that suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015, and any repayments which otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1,001 through 1,120. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of March 29, 2018, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $306.4.

13.  Fair Value Measurements

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

At March 29, 2018 and December 31, 2017, the Company did not hold any cash within money market funds.

The Company’s long-term debt includes a senior unsecured term loan and senior unsecured notes.  The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	March 29, 2018			December 31, 2017
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior unsecured term loan A (including current portion)	$454.6	$456.9	(2)	$460.7	$461.9	(2)
Senior unsecured notes due 2022	295.1	304.0	(1)	294.8	304.6	(1)
Senior unsecured notes due 2026	297.3	293.6	(1)	297.2	301.0	(1)
Total	$1,047.0	$1,054.5		$1,052.7	$1,067.5

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

14.  Derivative and Hedging Activities

The Company has historically entered into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values.

The Company has historically entered into derivative instruments covered by master netting arrangements whereby, in the event of a default as defined by the A&R Credit Agreement (as defined below) or termination event, the non-defaulting party has the right to offset any amounts payable against any obligation of the defaulting party under the same counterparty agreement. See Note 15, Debt, for more information.

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps, using Level 2 inputs, was an asset of $2.6 and $0.9 as of March 29, 2018 and December 31, 2017, respectively. For the three months ended March 29, 2018, the Company recorded a gain related to swap activity of $1.7.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

15.  Debt

Total debt shown on the balance sheet is comprised of the following:

	March 29, 2018		December 31, 2017
	Current	Noncurrent	Current	Noncurrent
Senior unsecured term loan A	$24.9	$429.7	$24.9	$435.8
Senior notes due 2022	—	295.1	—	294.8
Senior notes due 2026	—	297.3	—	297.2
Present value of capital lease obligations	5.4	32.3	5.2	33.6
Other	0.9	58.2	1.0	58.5
Total	$31.2	$1,112.6	$31.1	$1,119.9

Senior Unsecured Credit Facility

On June 6, 2016, the Company entered into the senior unsecured Amended and Restated Credit Agreement, among Spirit, as borrower, the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein (the “A&R Credit Agreement”). The A&R Credit Agreement provides for a $650.0 revolving credit facility (the “Revolver”) and a $500.0 term loan A facility (the “Term Loan”). Each of the Revolver and the Term Loan has a maturity date of June 4, 2021, and each bears interest, at Spirit’s option, at either LIBOR plus 1.5% or a defined “base rate” plus 0.50%, subject to adjustment to amounts between and including LIBOR plus 1.125% and LIBOR plus 2.0% (or amounts between and including base rate plus 0.125% and base rate plus 1.0%, as applicable) based on changes to Spirit’s senior unsecured debt rating provided by Standard & Poor’s Financial Services LLC and/or Moody’s Investors Service, Inc. The principal obligations under the Term Loan are to be repaid in equal quarterly installments of $6.25, with the remaining balance due at maturity of the Term Loan. The A&R Credit Agreement contains affirmative and negative covenants available to investment grade companies, including certain financial covenants that are tested on a quarterly basis. The A&R Credit Agreement contains an accordion feature that provides Spirit with the option to increase the Revolver commitments and/or institute one or more additional term loans by an amount not to exceed $500.0 in the aggregate, subject to the satisfaction of certain conditions and the participation of the lenders.

On September 22, 2017, the Company, the lenders, and the administrative agent entered into Amendment No. 1 to the A&R Credit Agreement, which made certain minor administrative changes to the A&R Credit Agreement to account for the Company’s upcoming adoption of ASU 2014-09, among other things.

As of March 29, 2018, the outstanding balance of the Term Loan was $456.3 and the carrying value was $454.6.

 Senior Notes

2022 Notes. In March 2014, the Company issued $300.0 in aggregate principal amount of 5.25% Senior Notes due March 15, 2022 (the “2022 Notes”) with interest payable, in cash in arrears, on March 15 and September 15 of each year, beginning September 15, 2014. The carrying value of the 2022 Notes was $295.1 as of March 29, 2018.

2026 Notes. In June, 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. The carrying value of the 2026 Notes was $297.3 as of March 29, 2018.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended
Components of Net Periodic Pension Expense/(Income)	March 29, 2018	March 30, 2017
Service cost	$0.2	$0.2
Interest cost	9.3	9.6
Expected return on plan assets	(17.5)	(18.3)
Net periodic pension (income) expense	$(8.0)	$(8.5)

	Other Benefits
	For the Three Months Ended
Components of Other Benefit Expense	March 29, 2018	March 30, 2017
Service cost	$0.3	$0.3
Interest cost	0.3	0.3
Amortization of prior service cost	(0.2)	(0.2)
Amortization of net gain	(0.6)	(0.6)
Net periodic other benefit (income) expense	$(0.2)	$(0.2)

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $7.8 for the Supplemental Executive Retirement Plan (“SERP”) and post-retirement medical plans in 2018.  The Company’s projected contributions to the U.K. pension plan for 2017 are zero. The entire amount contributed can vary based on exchange rate fluctuations.

17.  Stock Compensation

The Company recognized a net total of $7.1 and $8.0 of stock compensation expense, for the three months ended March 29, 2018 and March 30, 2017, respectively.

During the three months ended March 29, 2018, 223,483 shares, 92,375 shares, and 63,904 shares of class A common stock with aggregate grant date fair values of $20.0, $8.4 and $5.7 were granted under the service-based, market-based, and performance based portions of the Company’s LTIAs, respectively. Additionally, 375,517 shares of class A common stock with an aggregate grant date fair value of $19.9 that were LTIAs vested during the three months ended March 29, 2018.

18. Income Taxes

The process for calculating the Company’s income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax asset at March 29, 2018, and December 31, 2017, was $161.2 and $72.2, respectively. The difference is primarily due to the creation of deductible temporary differences within the Transition Adjustment.

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

On December 22, 2017, President Trump signed into law legislation referred to as the “Tax Cuts and Jobs Act” (the “TCJA”). The staff of the U.S. Securities and Exchange Commission (the “SEC”) has recognized the complexity of reflecting the impacts of the TCJA, and on December 22, 2017, issued guidance in Staff Accounting Bulletin 118 (“SAB 118”) which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one-year period in which to complete the required analyses and accounting (the measurement period). SAB 118 describes three scenarios (or “buckets”) associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the TCJA being enacted.

The Company has not made revisions to the provisional tax effects of the TCJA on its existing deferred tax balances and one-time transition tax, but will include any revisions as an adjustment to tax expense in the period in which the amounts are determined.

The TCJA subjects a US stockholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries for years ending after December 31, 2017. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. At March 29, 2018, because the Company is still evaluating the effects of the GILTI provisions, an accounting policy on whether the Company will account for GILTI as a period expense or record deferred taxes for anticipated GILTI has not been made. The Company's accounting for the effects of the GILTI provision is incomplete, however the Company has included estimated GILTI tax related to current-year operations in the Company's annualized effective tax rate and have not provided additional GILTI on deferred items.

The TCJA also introduces base erosion and anti-abuse tax provisions (“BEAT”) for companies that meet certain thresholds by effectively excluding deductions on certain payments to foreign related entities. Although theCompany's analysis of the tax effects of the BEAT provision is incomplete the Company does not expect to be subject to the tax.

In January 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (“Topic 220”); Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income (“AOCI”), which gives entities the option to reclassify to retained earnings the tax effects resulting from the TCJA that are stranded in AOCI.

The new guidance may be applied retrospectively to each period in which the effect of the TCJA is recognized in the period of adoption. The Company must adopt this guidance for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted for periods for which financial statements have not yet been issued or made available for issuance, including the period the TCJA was enacted. The guidance, when adopted, will require new disclosures regarding a company’s accounting policy for releasing the tax effects in AOCI. The Company is currently evaluating how to apply the new guidance and has not determined whether it will elect to reclassify stranded amounts. The adoption of ASU 2018-02 is not expected to have a material effect on its consolidated financial statements.

The 18.0% effective tax rate for the three months ended March 29, 2018 differs from the 31.1% effective tax rate for the same period of 2017 primarily due to the enactment of the TCJA, including the reduction in the U.S. corporate federal income tax rate

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

from 35% to 21%, and the elimination of the domestic manufacturing deduction and, unrelated to the TCJA, higher excess tax benefits with respect to share-based compensation in the income tax provision in 2018.

The Company will continue to participate in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program for its 2018 tax year. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  There are no open audits in the Company’s foreign jurisdictions. The Company expects no material change in its recorded unrecognized tax benefit liability in the next 12 months

19.  Equity

Earnings per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of March 29, 2018, no treasury shares have been reissued or retired.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 29, 2018			March 30, 2017
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$125.3	112.9	$1.11	$141.6	119.5	$1.19
Income allocated to participating securities	0.1	0.1		0.1	0.1
Net income	$125.4			$141.7

Diluted potential common shares		1.1			1.1
Diluted EPS
Net income	$125.4	114.1	$1.10	$141.7	120.7	$1.17

Included in the outstanding common shares were 1.5 million and 1.9 million of issued but unvested shares at March 29, 2018 and March 30, 2017, respectively, which are excluded from the basic EPS calculation.

For the impact of the transition adjustment due to the adoption ASC 606 on retained earnings, see Note 2, Adoption of New Revenue Standard.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	As of	As of
	March 29, 2018	December 31, 2017
Pension	$(75.9)	$(75.9)
SERP/Retiree medical	17.1	17.7
Foreign currency impact on long term intercompany loan	(12.6)	(14.2)
Currency translation adjustment	(42.5)	(56.1)
Total accumulated other comprehensive loss	$(113.9)	$(128.5)

20.  Commitments, Contingencies and Guarantees

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

On January 3, 2018, Boeing filed a Notice of Appeal with the Supreme Court of the State of Delaware (the “Supreme Court”). Boeing timely filed its opening brief and supporting appendix, seeking reversal of the Superior Court’s summary judgment ruling in favor of Spirit in its entirety, but contesting the Superior Court’s award of fees, costs, and expenses only to the extent that it was predicated on the summary judgment ruling in Spirit’s favor. Spirit filed its answering brief and supporting appendix on March 26, 2018 requesting that the Superior Court’s summary judgment ruling and award of fees, costs, and expenses be affirmed. Boeing filed a reply brief on April 13, 2018. The Supreme Court will hear oral arguments on June 13, 2018 and will, thereafter, issue its decision. Spirit has and will continue to defend vigorously against the appeal.

Guarantees

Outstanding guarantees were $23.0 and $23.2 at March 29, 2018, and December 31, 2017, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $19.9 and $20.0 of restricted cash as of March 29, 2018 and December 31, 2017, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets.

Indemnification

The Company has entered into customary indemnification agreements with its non-employee directors, and some of its executive employment agreements include indemnification provisions. Under those agreements, the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as the Company’s agent or the agent of any of its subsidiaries to the fullest extent legally permitted.

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

Service and Product Warranties and Extraordinary Rework

Provisions for estimated expenses related to service and product warranties and certain extraordinary rework are evaluated on a quarterly basis. These costs are accrued and are recorded to unallocated cost of goods sold. These estimates are established using historical information on the nature, frequency, and average cost of warranty claims, including the experience of industry peers. In the case of new development products or new customers, Spirit considers other factors including the experience of other entities in the same business and management judgment, among others. Service warranty and extraordinary rework is reported in current liabilities and other liabilities on the balance sheet.

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $101.0 as of both March 29, 2018, and December 31, 2017. These specific provisions represent the Company’s best estimate of reasonably possible warranty claim. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however, the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the disputed warranty claims in excess of the specific warranty provision was $174.0 as of March 29, 2018, and $223.0 as of December 31, 2017.

The following is a roll forward of the service warranty and extraordinary rework balance at March 29, 2018:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Balance, December 31, 2017	$166.4
Charges to costs and expenses	(2.1)
Payouts	(2.1)
Exchange rate	0.4
Balance, March 29, 2018	$162.6

21.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended
	March 29, 2018	March 30, 2017
Kansas Development Finance Authority bond	$1.2	$1.0
Rental and miscellaneous income	0.1	0.1
Interest income	1.2	1.0
Foreign currency losses	(3.1)	(0.6)
Loss on sale of accounts receivable	(3.7)	—
Pension Income	8.4	9.2
Total	$4.1	$10.7

Foreign currency losses are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.

22.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems, and Wing Systems. Revenue from Boeing represents a substantial portion of the Company's revenues in all segments. Wing Systems also includes significant revenues from Airbus. Approximately 95% of the Company's net revenues for the three months ended March 29, 2018, came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development, and unallocated cost of sales.

Corporate selling, general and administrative expenses include centralized functions such as accounting, treasury, and human resources that are not specifically related to the Company's operating segments and are not allocated in measuring the operating segments’ profitability and performance and net profit margins. Research and development includes research and development efforts that benefit the Company as a whole and are not unique to a specific segment. Unallocated cost of sales includes general costs not directly attributable to segment operations, such as warranty, early retirement and other incentives. All of these items are not specifically related to the Company’s operating segments and are not utilized in measuring the operating segments’ profitability and performance.

The Company’s Fuselage Systems segment includes development, production, and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer), as well as related spares and maintenance, repairs and overhaul (“MRO”) services.  The Fuselage Systems segment manufactures products at the Company's facilities in Wichita, Kansas and Kinston, North Carolina.  The Fuselage Systems segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

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

The Company’s Wing Systems segment includes development, production and marketing of wings and wing components (including flight control surfaces), and other miscellaneous structural parts primarily to aircraft OEMs, as well as related spares and MRO services. These activities take place at the Company’s facilities in Tulsa and McAlester, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; and Subang, Malaysia.

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

The following table shows segment revenues and operating income for the three months ended March 29, 2018, and March 30, 2017:

	Three Months Ended
	March 29, 2018	March 30, 2017
Segment Revenues
Fuselage Systems	$962.7	$916.9
Propulsion Systems	394.5	406.3
Wing Systems	377.0	369.0
All Other	1.9	1.9
	$1,736.1	$1,694.1
Segment Operating Income (Loss)
Fuselage Systems (1)	$119.7	$145.9
Propulsion Systems (1)	52.9	71.8
Wing Systems (1)	50.8	56.7
All Other	(1.0)	(0.1)
	222.4	274.3
SG&A	(56.2)	(52.9)
Impact of severe weather event	—	(10.8)
Research and development	(9.4)	(5.0)
Unallocated cost of sales	2.7	(1.2)
Total operating income	$159.5	$204.4

(1)
Prior period information has been reclassified as a result of the Company's adoption of ASU 2017-07 on a retrospective basis in 2018. In accordance with the adoption of this guidance, prior year amounts related to the components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of sales and selling, gener

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

al and administrative expense to other income (expense) within the consolidated statement of operations for all periods presented. Accordingly, expenses of $4.5, $1.9, and $1.8 on the Fuselage, Propulsion, and Wing Systems, respectively, were reclassified into segment operating income for the three months ended March 30, 2017.

23.  Condensed Consolidating Financial Information

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

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent company and parent guarantor to the A&R Credit Agreement, as further detailed in Note 15, Debt;

(ii)	Spirit, as the subsidiary issuer of the 2022 Notes and the 2026 Notes;

(iii)	The Company’s subsidiaries, (the “Non-Guarantor Subsidiaries”), on a combined basis;

(iv)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Holdings and the Non-Guarantor Subsidiaries, (b) eliminate the investments in the Company’s subsidiaries, and (c) record consolidating entries; and

(v)	Holdings and its subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Operations
For the Three Months Ended March 29, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$1,541.0	$369.7	$(174.6)	$1,736.1
Operating costs and expenses
Cost of sales	—	1,351.6	334.0	(174.6)	1,511.0
Selling, general and administrative	2.4	48.1	5.7	—	56.2
Research and development	—	8.6	0.8	—	9.4
Total operating costs and expenses	2.4	1,408.3	340.5	(174.6)	1,576.6
Operating (loss) income	(2.4)	132.7	29.2	—	159.5
Interest expense and financing fee amortization	—	(11.3)	(1.2)	1.2	(11.3)
Other income (expense), net	—	9.9	(4.6)	(1.2)	4.1
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(2.4)	131.3	23.4	—	152.3
Income tax benefit (provision)	0.4	(23.7)	(4.2)	—	(27.5)
(Loss) income before equity in net income of affiliate and subsidiaries	(2.0)	107.6	19.2	—	124.8
Equity in net income of affiliate	0.6	—	0.6	(0.6)	0.6
Equity in net income of subsidiaries	126.8	19.2	—	(146.0)	—
Net income	125.4	126.8	19.8	(146.6)	125.4
Other comprehensive (loss) income	14.6	14.6	15.1	(29.7)	14.6
Comprehensive income (loss)	$140.0	$141.4	$34.9	$(176.3)	$140.0

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Three Months Ended March 30, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$1,520.1	$333.1	$(159.1)	$1,694.1
Operating costs and expenses
Cost of sales	—	1,281.1	299.0	(159.1)	1,421.0
Selling, general and administrative	1.6	47.8	3.5	—	52.9
Impact of severe weather event	—	10.8	—	—	10.8
Research and development	—	4.1	0.9	—	5.0
Total operating costs and expenses	1.6	1,343.8	303.4	(159.1)	1,489.7
Operating (loss) income	(1.6)	176.3	29.7	—	204.4
Interest expense and financing fee amortization	—	(9.5)	(1.6)	1.6	(9.5)
Other income (expense), net	—	12.8	(0.5)	(1.6)	10.7
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(1.6)	179.6	27.6	—	205.6
Income tax benefit (provision)	0.5	(60.4)	(4.1)	—	(64.0)
(Loss) income before equity in net income of affiliate and subsidiaries	(1.1)	119.2	23.5	—	141.6
Equity in net income of affiliate	0.1	—	0.1	(0.1)	0.1
Equity in net income of subsidiaries	142.7	23.5	—	(166.2)	—
Net income	141.7	142.7	23.6	(166.3)	141.7
Other comprehensive (loss) income	4.0	4.0	4.2	(8.2)	4.0
Comprehensive income (loss)	$145.7	$146.7	$27.8	$(174.5)	$145.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
March 29, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$384.3	$53.6	$—	$437.9
Restricted cash	—	0.4	—	—	0.4
Accounts receivable, net		692.2	359.9	(380.0)	672.1
Contract assets, short-term	—	483.1	50.7	—	533.8
Inventory, net	—	622.6	306.9	—	929.5
Other current assets	—	27.4	2.6	—	30.0
Total current assets	—	2,210.0	773.7	(380.0)	2,603.7
Property, plant and equipment, net	—	1,589.8	515.6	—	2,105.4
Contract assets, long-term	—	55.6	—	—	55.6
Pension assets, net	—	335.1	21.3	—	356.4
Investment in subsidiary	1,573.0	670.6	—	(2,243.6)	—
Other assets	—	357.8	136.8	(245.4)	249.2
Total assets	$1,573.0	$5,218.9	$1,447.4	$(2,869.0)	$5,370.3
Liabilities
Accounts payable	$—	$772.4	$427.2	$(380.0)	$819.6
Accrued expenses	—	298.1	32.3	—	330.4
Profit sharing	—	14.8	1.8	—	16.6
Current portion of long-term debt	—	30.3	0.9	—	31.2
Advance payments, short-term	—	103.3	—	—	103.3
Contract liabilities, short-term	—	93.5	—	—	93.5
Forward loss provision, long-term	—	165.7	—	—	165.7
Deferred revenue and other deferred credits, short-term	—	6.6	0.8	—	7.4
Deferred grant income liability - current	—	—	22.2	—	22.2
Other current liabilities	—	104.7	7.3	—	112.0
Total current liabilities	—	1,589.4	492.5	(380.0)	1,701.9
Long-term debt		1,103.6	153.8	(144.8)	1,112.6
Advance payments, long-term	—	203.1	—	—	203.1
Pension/OPEB obligation	—	40.0	—	—	40.0
Contract liabilities, long-term	—	302.9	—	—	302.9
Forward loss provision, long-term	—	151.3	—	—	151.3
Deferred grant income liability - non-current	—	—	34.4	—	34.4
Deferred revenue and other deferred credits	—	28.8	2.9	—	31.7
Other liabilities	—	306.8	13.2	(100.6)	219.4
Total equity	1,573.0	1,493.0	750.6	(2,243.6)	1,573.0
Total liabilities and stockholders’ equity	$1,573.0	$5,218.9	$1,447.4	$(2,869.0)	$5,370.3

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$365.1	$58.2	$—	$423.3
Restricted cash	—	2.2	—	—	2.2
Accounts receivable, net	—	752.6	330.9	(361.3)	722.2
Inventory, net	—	1,010.0	439.9	—	1,449.9
Other current assets	—	50.3	3.2	—	53.5
Total current assets	—	2,180.2	832.2	(361.3)	2,651.1
Property, plant and equipment, net	—	1,585.8	519.5	—	2,105.3
Pension assets, net	—	327.2	19.9	—	347.1
Investment in subsidiary	1,801.5	704.4	—	(2,505.9)	—
Other assets	—	298.2	124.5	(258.4)	164.3
Total assets	$1,801.5	$5,095.8	$1,496.1	$(3,125.6)	$5,267.8
Liabilities
Accounts payable	$—	$629.0	$425.4	$(361.3)	$693.1
Accrued expenses	—	239.5	29.8	—	269.3
Profit sharing	—	103.4	6.1	—	109.5
Current portion of long-term debt	—	30.2	0.9	—	31.1
Advance payments, short-term	—	100.0	—	—	100.0
Deferred revenue and other deferred credits, short-term	—	63.6	1.0	—	64.6
Deferred grant income liability - current	—	—	21.6	—	21.6
Other current liabilities	—	324.3	7.5	—	331.8
Total current liabilities	—	1,490.0	492.3	(361.3)	1,621.0
Long-term debt	—	1,110.6	167.1	(157.8)	1,119.9
Advance payments, long-term	—	231.7	—	—	231.7
Pension/OPEB obligation	—	40.8	—	—	40.8
Deferred grant income liability - non-current	—	—	39.3	—	39.3
Deferred revenue and other deferred credits	—	158.2	2.8	—	161.0
Other liabilities	—	343.1	10.1	(100.6)	252.6
Total equity	1,801.5	1,721.4	784.5	(2,505.9)	1,801.5
Total liabilities and stockholders’ equity	$1,801.5	$5,095.8	$1,496.1	$(3,125.6)	$5,267.8

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 29, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$119.7	$46.9	$—	$166.6
Investing activities
Purchase of property, plant and equipment	—	(43.4)	(4.8)	—	(48.2)
Other	—	0.2	—	—	0.2
Net cash used in investing activities	—	(43.2)	(4.8)	—	(48.0)
Financing activities
Principal payments of debt	—	(1.3)	(0.4)	—	(1.7)
Payments on term loan	—	(6.2)		—	(6.2)
Proceeds (payments) from intercompany debt	—	46.4	(46.4)	—	—
Taxes paid related to net share settlement of awards	—	(12.7)	—	—	(12.7)
Proceeds (payments) from subsidiary for purchase of treasury stock	73.8	(73.8)	—	—	—
Purchase of treasury stock	(73.8)	—	—	—	(73.8)
Proceeds (payments) from subsidiary for dividends paid	11.5	(11.5)	—	—	—
Dividends Paid	(11.5)	—	—	—	(11.5)
Net cash used in financing activities	—	(59.1)	(46.8)	—	(105.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net decrease in cash and cash equivalents for the period	—	17.4	(4.7)	—	12.7
Cash, cash equivalents, and restricted cash, beginning of period	—	387.3	58.2	—	445.5
Cash, cash equivalents, and restricted cash, end of period	$—	$404.7	$53.5	$—	$458.2

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 30, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$107.6	$4.1	$—	$111.7
Investing activities
Purchase of property, plant and equipment	—	(35.0)	(5.6)	—	(40.6)
Proceeds from sale of assets	—	—	—	—	—
Other	—	—	—	—	—
Net cash used in investing activities	—	(35.0)	(5.6)	—	(40.6)
Financing activities
Principal payments of debt	—	(0.1)	(0.7)	—	(0.8)
Proceeds (payments) from intercompany debt	—	(1.5)	1.5	—	—
Taxes paid related to net share settlement of awards	—	(4.1)	—	—	(4.1)
Debt issuance and financing costs	—	(1.0)	—	—	(1.0)
Proceeds from financing under the New Markets Tax Credit Program	—	7.6	—	—	7.6
Proceeds (payments) from subsidiary for purchase of treasury stock	81.5	(81.5)	—	—	—
Purchase of treasury stock	(81.5)	—	—	—	(81.5)
Proceeds (payments) from subsidiary for dividends paid	12.0	(12.0)	—	—	—
Dividends Paid	(12.0)	—	—	—	(12.0)
Net cash used in financing activities	—	(92.6)	0.8	—	(91.8)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.7	—	0.7
Net decrease in cash and cash equivalents for the period	—	(20.0)	—	—	(20.0)
Cash, cash equivalents, and restricted cash, beginning of period	—	700.0	17.6	—	717.6
Cash, cash equivalents, and restricted cash, end of period	$—	$680.0	$17.6	$—	$697.6

24.  Subsequent Event

On May 1, 2018, the Company and its wholly-owned subsidiary Spirit AeroSystems Belgium Holdings BVBA (“Spirit Belgium”) entered into a definitive agreement (the “Purchase Agreement”) with certain private sellers pursuant to which Spirit Belgium will purchase all of the issued and outstanding equity of S.R.I.F. N.V., the parent company of Asco Industries N.V. (“Asco”), a leading supplier of high lift wing structures, mechanical assemblies and major functional components to major OEMs and Tier I suppliers in the global commercial aerospace and military markets, for $650.0 in cash, subject to certain customary closing adjustments, including foreign currency adjustments. The definitive agreement is subject to customary closing conditions, including regulatory approvals and customer consents. The acquisition is expected to close in the second half of 2018 and financial results will not include Asco’s results until the acquisition is closed.

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the description set forth in the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2018, and the full text of the Purchase Agreement, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the second quarter of 2018.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). The following section may include “forward-looking statements.” Forward-looking statements generally can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “goal,” “forecast,” “intend,” “may,” “might,” “objective,” “outlook,” “plan,” “predict,” “project,” “should,” “target,” “will,” “would,” and other similar words, or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:1)  our ability to continue to grow our business and execute our growth strategy, including the timing, execution, and profitability of new and maturing programs; 2)  our ability to perform our obligations under our new and maturing commercial, business aircraft, and military development programs, and the related recurring production; 3) our ability to accurately estimate and manage performance, cost, and revenue under our contracts, including our ability to achieve certain cost reductions with respect to the B787 program; 4) margin pressures and the potential for additional forward losses on new and maturing programs; 5)  our ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft; 6) the effect on aircraft demand and build rates of changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market and expanding conflicts or political unrest in the Middle East or Asia; 7) customer cancellations or deferrals as a result of global economic uncertainty or otherwise; 8) the effect of economic conditions in the industries and markets in which we operate in the U.S. and globally and any changes therein, including fluctuations in foreign currency exchange rates; 9) the success and timely execution of key milestones such as the receipt of necessary regulatory approvals, including our ability to obtain in a timely fashion any required regulatory or other third party approvals for the consummation of our announced acquisition of Asco, and customer adherence to their announced schedules; 10) our ability to successfully negotiate, or re-negotiate, future pricing under our supply agreements with Boeing and our other customers; 11) our ability to enter into profitable supply arrangements with additional customers; 12) the ability of all parties to satisfy their performance requirements under existing supply contracts with our two major customers, Boeing and Airbus, and other customers, and the risk of nonpayment by such customers; 13) any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals, or reduced orders by their customers or from labor disputes, domestic or international hostilities, or acts of terrorism; 14) any adverse impact on the demand for air travel or our operations from the outbreak of diseases or epidemic or pandemic outbreaks; 15) our ability to avoid or recover from cyber-based or other security attacks, information technology failures, or other disruptions; 16) returns on pension plan assets and the impact of future discount rate changes on pension obligations; 17) our ability to borrow additional funds or refinance debt, including our ability to obtain the debt to finance the purchase price for our announced acquisition of Asco on favorable terms or at all; 18) competition from commercial aerospace original equipment manufacturers and other aerostructures suppliers; 19) the effect of governmental laws, such as U.S. export control laws and U.S. and foreign anti-bribery laws such as the Foreign Corrupt Practices Act and the United Kingdom Bribery Act, and environmental laws and agency regulations, both in the U.S. and abroad; 20) the effect of changes in tax law, such as the effect of The Tax Cuts and Jobs Act (the “TCJA”) that was enacted on December 22, 2017, and changes to the interpretations of or guidance related thereto, and the Company’s ability to accurately calculate and estimate the effect of such changes; 21) any reduction in our credit ratings; 22) our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components; 23) our ability to recruit and retain a critical mass of highly-skilled employees and our relationships with the unions representing many of our employees; 24) spending by the U.S. and other governments on defense; 25) the possibility that our cash flows and our credit facility may not be adequate for our additional capital needs or for payment of interest on, and principal of, our indebtedness; 26) our exposure under our revolving credit facility to higher interest payments should interest rates increase substantially; 27) the effectiveness of any interest rate hedging programs; 28) the effectiveness of our internal control over financial reporting; 29) the outcome or impact of ongoing or future litigation, claims, and regulatory actions; 30) exposure to potential product liability and warranty claims; 31) our ability to effectively assess, manage and integrate acquisitions that we pursue, including our ability to successfully integrate the Asco business and generate synergies and other cost savings; 32) our ability to consummate our announced acquisition of Asco in a timely matter while avoiding any unexpected costs, charges, expenses, adverse changes to business relationships and other business disruptions for ourselves and Asco as a result of the acquisition; 33) our ability to continue selling certain receivables through our supplier financing program; 34) the risks of doing business internationally, including fluctuations in foreign current exchange rates, impositions of tariffs or embargoes, compliance with foreign laws, and domestic and foreign government policies; and 35) our ability to complete the proposed accelerated stock repurchase plan, among other things.

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the section captioned “Risk Factors” in the Company’s 2017 Form 10-K and herein for a more complete discussion of these and other factors that may affect our business.

Management’s Focus

The Company’s focus is on ensuring that our quality, operational, and cost performance are world class. As part of our efforts to position the Company for future success, we completed several key initiatives in 2017, including executing the Sustaining Amendment #30 and the 787 Amendment #25 with Boeing, which secured pricing terms on our recurring Boeing programs into 2022. In addition, we focused on investments in technology and automation to reduce our internal costs, prepared for increasing production rates, and generated cash with disciplined cash deployment.

The Company's focus in 2018 revolves around our operational execution with a focus on safety and quality while working to meet our customers' requirements for production rate changes. Additionally, we will focus on positioning ourselves for organic and inorganic growth within the commercial, defense, and fabrication markets. Considering the strong demand for commercial aircraft for the foreseeable future, both markets offer possibilities for growth. To help support our work on production rate increases and market growth, we continue to focus on attracting, developing, and retaining a world-class team at our sites and remaining a trusted partner to our customers and suppliers.

Recent Events

On May 1, 2018, the Company and Spirit Belgium entered into the Purchase Agreement pursuant to which Spirit Belgium will purchase all of the issued and outstanding equity of S.R.I.F. N.V., the parent company of Asco, a leading supplier of high lift wing structures, mechanical assemblies and major functional components to major OEMs and Tier I suppliers in the global commercial aerospace and military markets, for $650 million in cash, subject to certain customary closing adjustments, including foreign currency adjustments. The definitive agreement is subject to customary closing conditions, including regulatory approvals and customer consents. The acquisition is expected to close in the second half of 2018 and financial results will not include Asco’s results until the acquisition is closed.

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the description set forth in the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2018, and the full text of the Purchase Agreement, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the second quarter of 2018.

Programs

B737 Program

The B737 program has been steadily increasing in rate due to increased demand, and will continue to do so during 2018. As we work to meet this increased demand, we have experienced supplier disruptions, challenges relating to model mix changes from the B737 NG to B737 MAX, and other challenges that have resulted in additional production costs including overtime, expedited freight, and surge resources. In response to these disruptions, we have implemented a comprehensive recovery plan to mitigate the current operational challenges. With this recovery plan in place, we expect to be fully recovered to the production schedule by mid-year.

B787 Program

As we continue on the B787 program, our performance depends on our continued ability to achieve cost reductions in our manufacturing and support labor and supply chain. In the first quarter of 2018, the adoption of ASU 2017-07 resulted in a decrease in operating income on the B787 program and we recorded additional forward loss reserves of $17.4 million.

We have agreed to price reductions for future units and we expect to reduce costs in the future. If we are unable to reduce our costs on the B787 program while successfully executing future rate increases, we may record additional forward loss reserves.

A350 XWB - Fuselage Program

As previously disclosed, our A350 XWB fuselage recurring program is continuing to increase production rates to meet customer needs. To prepare for increased production rates, we are investing in additional labor and capital and continue to focus on gaining additional production efficiencies. We are reliant on this increase in capital and efficiency to achieve the planned production rates and to reduce our use of air freight and other costs.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended
	March 29, 2018	March 30, 2017
	($ in millions)
Revenue	$1,736.1	$1,694.1
Cost of sales	1,511.0	1,421.0
Gross profit	225.1	273.1
Selling, general and administrative	56.2	52.9
Impact of severe weather event	—	10.8
Research and development	9.4	5.0
Operating income	159.5	204.4
Interest expense and financing fee amortization	(11.3)	(9.5)
Other income, net	4.1	10.7
Income before income taxes and equity in net income of affiliate	152.3	205.6
Income tax provision	(27.5)	(64.0)
Income before equity in net income of affiliate	124.8	141.6
Equity in net income of affiliate	0.6	0.1
Net income	$125.4	$141.7

Comparative shipset deliveries by model are as follows:

	Three Months Ended
Model	March 29, 2018	March 30, 2017
B737	128	126
B747	1	1
B767	8	6
B777	9	21
B787	37	32
Total Boeing	183	186
A320 Family	162	154
A330/340	16	20
A350 XWB	28	24
A380	2	4
Total Airbus	208	202
Business/Regional Jets	20	22
Total	411	410

For purposes of measuring production or shipset deliveries for Boeing aircraft in a given period, the term “shipset” refers to sets of structural fuselage components produced or delivered for one aircraft in such period. For purposes of measuring production or shipset deliveries for Airbus and Business/Regional Jet aircraft in a given period, the term “shipset” refers to all structural aircraft components produced or delivered for one aircraft in such period. For the purposes of measuring wing shipset deliveries, the term “shipset” refers to all wing components produced or delivered for one aircraft in such period. Other components that are part of the same aircraft shipsets could be produced or shipped in earlier or later accounting periods than the components used to measure production or shipset deliveries, which may result in slight variations in production or delivery quantities of the various shipset components in any given period.

Net revenues by prime customer are as follows:

	Three Months Ended
Prime Customer	March 29, 2018	March 30, 2017
	($ in millions)
Boeing	$1,340.4	$1,347.1
Airbus	314.5	279.5
Other	81.2	67.5
Total net revenues	$1,736.1	$1,694.1

Changes in Estimates

During the first quarter of 2018, we recognized total changes in estimates of $(22.6) million, which included net forward loss charges of $18.5 million, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2018 of $4.1 million. During the same period in the prior year, we recognized total changes in estimates of $5.2 million, which included favorable cumulative catch-up adjustments related to periods prior to the first quarter of 2017 of $9.3 million, partially offset by net forward loss charges of $4.1 million.

Three Months Ended March 29, 2018 as Compared to Three Months Ended March 30, 2017

Revenue.  Revenues for the three months ended March 29, 2018 were $1,736.1 million, an increase of $42.0 million, or 2%, compared to net revenues of $1,694.1 million for the same period in the prior year. Higher revenues were recorded for the Fuselage and Wing Systems segments and lower revenues were recorded for the Propulsion segment during the first quarter of 2018 compared to the same period in the prior year. The increase in revenues for the Fuselage and Wing segments was primarily due to higher production deliveries on the B737, A320, and A350 XWB programs and increased defense related work, partially offset by lower production deliveries on the B777 program and lower revenues recognized on the B787 program due to the deferral of revenues from the allocation of consideration based on relative standalone selling price upon the adoption of ASC 606. Approximately 95% of Spirit’s net revenues for the first quarter of 2018 came from our two largest customers, Boeing and Airbus.

Total production deliveries to Boeing decreased to 183 shipsets during the first quarter of 2018, compared to 186 shipsets delivered in the same period of the prior year, primarily driven by decreased production on the B777 program, partially offset by increased production on the B787 program. Total production deliveries to Airbus increased to 208 shipsets during the first quarter of 2018, compared to 202 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 and A350 XWB programs, partially offset by lower A330 and A380 deliveries. Total production deliveries of business/regional jet wing and wing components decreased to 20 shipsets during the first quarter of 2018, compared to 22 shipsets delivered in the same period of the prior year, driven by lower production on the Rolls-Royce BR725 program. In total, production deliveries increased slightly to 411 shipsets during the first quarter of 2018, compared to 410 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $225.1 million for the three months ended March 29, 2018, as compared to $273.1 million for the same period in the prior year. This decrease was driven by lower margins recognized on the B737 and B777 programs and net forward loss charges recognized on the B787 program, partially offset by increased margins recognized on the A350 program due to the elimination of deferred production costs upon the adoption of ASC 606. In the first quarter of 2018, we recognized $4.1 million of unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2018 and $18.5 million of net forward loss charges. In the same period of 2017, we recorded $9.3 million of favorable cumulative catch-up adjustments related to periods prior to the first quarter of 2017, as well as $4.1 million of net forward loss charges.

SG&A and Research and Development.  SG&A expense was $3.3 million higher for the three months ended March 29, 2018, compared to the same period in the prior year. Research and development expense was $4.4 million higher for the three months ended March 29, 2018, compared to the same period in the prior year, primarily due to more internal projects underway.

Impact of Severe Weather Event.  During the first quarter of 2017, the Company recorded a $10.8 million charge against operating income related to the aftermath of Hurricane Matthew that caused the Company’s Kinston, North Carolina site operations to temporarily shut down in the fourth quarter of 2016.

Operating Income.  Operating income for the three months ended March 29, 2018 was $159.5 million, a decrease of $44.9 million, or (22)% compared to operating income of $204.4 million for the same period in the prior year. The decrease in operating income was driven by a $48.0 million decrease in Gross Profit (as outlined in further detail above), partially offset by the absence of $10.8 million of charges recorded in the first quarter of 2017 related to Hurricane Matthew.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended March 29, 2018 includes $8.8 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs and original issue discount, compared to $10.3 million of interest and fees paid or accrued in connection with long-term debt and $1.1 million in amortization of deferred financing costs and original issue discount for the same period in the prior year.

Other Income, net. Other income, net for the three months ended March 29, 2018 was $4.1 million, compared to Other income, net of $10.7 million for the same period in the prior year. Other income, net during the first quarter of 2018 was primarily driven by pension income, partially offset by net losses on sales of receivables and foreign exchange rate fluctuations as the British Pound value strengthened against the U.S. Dollar. Other income, net during the first quarter of 2017 was primarily driven by pension income, partially offset by foreign exchange rate fluctuations as the British Pound value strengthened against the U.S. Dollar.

Provision for Income Taxes. Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that could give rise to discrete recognition include excess tax benefit in respect of share-based compensation, finalizing audit examinations for open tax years, statute of limitations expiration, or a change in tax law.

The income tax provision for the three months ended March 29, 2018 includes $24.0 million for federal taxes, $0.5 million for state taxes and $3.0 million for foreign taxes. The income tax provision for the three months ended March 30, 2017 includes $58.9 million for federal taxes, $2.1 million for state taxes and $3.0 million for foreign taxes. The effective tax rate for the three months ended March 29, 2018 was 18.0% as compared to 31.1% for the same period in 2017. The difference in the effective tax rate recorded for 2018 as compared to 2017 is related primarily to the enactment of the TCJA, including the reduction in the U.S. corporate federal income tax rate from 35% to 21%, the elimination of the domestic manufacturing deduction and, unrelated to the TCJA, higher excess tax benefits with respect to share-based compensation in the income tax provision in 2018. The decrease from the U.S. statutory tax rate is attributable primarily to share based compensation excess tax benefit, foreign tax rates lower than the U.S. rate, and the generation of state income tax and federal research tax credits. For additional information on the TCJA, please see Note 18, Income Taxes, to our condensed consolidated financial statements included in Part I of this Quarterly Report.

Segments.  The following table shows segment revenues and operating income for the three months ended March 29, 2018 and March 30, 2017:

	Three Months Ended
	March 29, 2018	March 30, 2017
	($ in millions)
Segment Revenues
Fuselage Systems	$962.7	$916.9
Propulsion Systems	394.5	406.3
Wing Systems	377.0	369.0
All Other	1.9	1.9
	$1,736.1	$1,694.1
Segment Operating Income
Fuselage Systems (1)	$119.7	$145.9
Propulsion Systems (1)	52.9	71.8
Wing Systems (1)	50.8	56.7
All Other	(1.0)	(0.1)
	222.4	274.3
SG&A	(56.2)	(52.9)
Impact of severe weather event	—	(10.8)
Research and development	(9.4)	(5.0)
Unallocated cost of sales	2.7	(1.2)
Total operating income	$159.5	$204.4

(1)
Prior period information has been reclassified as a result of the Company's adoption of ASU 2017-07 on a retrospective basis in 2018. In accordance with the adoption of this guidance, prior year amounts related to the components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of goods sold and selling, general and administrative expense to other income (expense) within the consolidated statement of operations for all periods presented. Accordingly, expenses of $4.5, $1.9, and $1.8 on the Fuselage, Propulsion, and Wing Systems, respectively, were reclassified into segment operating income for the three months ended March 30, 2017.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 55%, 23%, 22% and less than 1%, respectively, of our net revenues for the three months ended March 29, 2018.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended March 29, 2018, were $962.7 million, an increase of $45.8 million, or 5%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the B787 and A350 XWB programs, increased defense-related activity, higher revenue on certain non-recurring programs, and higher revenues recognized on the B737 program due to the adoption of ASC 606, partially offset by lower production deliveries on the B777 and lower revenues recognized on the B787 program due to the deferral of revenues from the allocation of consideration based on relative standalone selling price upon the adoption of ASC 606. Fuselage Systems segment operating margins were 12% for the three month period ended March 29, 2018, compared to 16% for the same period in the prior year, primarily due to lower margins recognized on the B737 and B777 programs and net forward loss charges on the B787 program related to pension accounting changes, partially offset by increased margin recorded on the A350 XWB program due to the elimination of deferred production costs in the Transition Adjustment that was recorded upon the adoption of ASC 606. In the first quarter of 2018, the segment recorded unfavorable cumulative catch-up adjustments of $4.9 million and forward loss charges of $11.6 million. In comparison, during the first quarter of 2017, the segment recorded unfavorable cumulative catch-up adjustments of $0.2 million and forward loss charges of $5.9 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended March 29, 2018 were $394.5 million, a decrease of $11.8 million, or 3%, compared to the same period in the prior year. The decrease was primarily due to lower production deliveries on the B777, lower revenues recognized on certain non-recurring programs, and lower revenues recognized on the B787 program due to the deferral of revenues from the allocation of consideration based on relative standalone selling price upon the adoption of ASC 606, partially offset by increased production deliveries on the B737 program. Propulsion Systems segment operating margins were 13% for the three months ended March 29, 2018, compared to 18% for the same period in the prior year. This decrease was primarily driven by lower margins recognized on the B777 program and net forward loss charges on the B787 program related to pension accounting changes. The segment recorded unfavorable cumulative catch-up adjustments of $0.6 million and net forward loss charges of $5.0 million for the three months ended March 29, 2018. In comparison, during the same period of the prior year, the segment recorded favorable cumulative catch-up adjustments of $1.5 million.

Wing Systems.  Wing Systems segment net revenues for the three months ended March 29, 2018 were $377.0 million, an increase of $8.0 million, or 2%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the B737 and A320 programs, partially offset by lower production deliveries on the B777 and lower revenues recognized on the B787 program due to the deferral of revenues from the allocation of consideration based on relative standalone selling price upon the adoption of ASC 606. Wing Systems segment operating margins were 13% for the three months ended March 29, 2018, compared to 15% for the same period in the prior year. This decrease was primarily driven by decreased margins recognized on the B777 program and net forward loss charges on the B787 program related to pension accounting changes, partially offset by increased deliveries on the A320 program. In the first quarter of 2018, the segment recorded $3.5 million of net forward loss charges as well as favorable cumulative catch-up adjustments of $1.4 million. In comparison, during the first quarter of 2017, the segment recorded $1.8 million of favorable changes in estimates on loss programs as well as favorable cumulative catch-up adjustments of $8.0 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the three months ended March 29, 2018, All Other segment net revenues were $1.9 million, which was flat compared to the same period in the prior year.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows from continuing operations. We expend significant capital as we undertake new programs, meet increased production rates on certain mature and maturing programs, and develop new technologies for the next generation of aircraft, which may not be funded by our customers. In addition, other significant factors that affect our overall management of liquidity include: debt service, redemptions of debt, the ability to attract long-term capital at satisfactory terms, research and development, capital expenditures, share repurchases, dividend payments, and merger and acquisition activities. As described above, we have entered into the Purchase Agreement with respect to the acquisition of Asco for $650 million. Further, on May 2, 2018, the Company announced plans to execute a $725 million accelerated share repurchase program (the “ASR”) in the second quarter of 2018. We expect to fund the acquisition of Asco and the ASR through debt issuances.

Capital expenditures for the three months ended March 29, 2018 totaled $48.2 million, as compared to $40.6 million for the same period in 2017.

As of March 29, 2018, we had $437.9 million of cash and cash equivalents on the balance sheet. In addition we have $650.0 million of available borrowing capacity under our Revolver. There were no borrowings or outstanding balances under our Revolver as of March 29, 2018.

We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, we believe that our access to the A&R Credit Agreement, and ability to obtain debt financing provides additional potential sources of liquidity as required or appropriate.

Cash Flows

The following table provides a summary of our cash flows for the three months ended March 29, 2018 and March 30, 2017:

	For the three months ended
	March 29, 2018	March 30, 2017
	($ in millions)
Net cash provided by operating activities	$166.6	$111.7
Net cash used in investing activities	(48.0)	(40.6)
Net cash used in financing activities	(105.9)	(91.8)
Effect of exchange rate change on cash and cash equivalents	—	0.7
Net decrease in cash, cash equivalents and restricted cash for the period	12.7	(20.0)
Cash, cash equivalents, and restricted cash beginning of period	445.5	717.6
Cash, cash equivalents, and restricted cash, end of period	$458.2	$697.6

Three Months Ended March 29, 2018 as Compared to Three Months Ended March 30, 2017

Operating Activities. For the three months ended March 29, 2018, we had a net cash inflow of $166.6 million from operating activities, an increase of $54.9 million compared to a net cash inflow of $111.7 million for the same period in the prior year. The increase in net cash provided by operating activities was primarily due to higher receipts of deferred revenue from customers, partially offset by higher payments of annual employee bonuses.

Investing Activities. For the three months ended March 29, 2018, we had a net cash outflow of $48.0 million for investing activities, an increase in outflow of $7.4 million compared to a net cash outflow of $40.6 million for the same period in the prior year. The increase in cash outflow is due to an increase in capital expenditures during the first three months of 2018.

Financing Activities. For the three months ended March 29, 2018, we had a net cash outflow of $105.9 million for financing activities, an increase in outflow of $14.1 million, compared to a net cash outflow of $91.8 million for the same period in the prior year. During the three months ended March 29, 2018, the Company repurchased 866,113 shares of its class A common stock for $73.8 million, compared to 1,407,377 shares repurchased for $81.5 million during the same period in the prior year. Additionally, during the three months ended March 29, 2018, the Company paid a dividend of $11.5 million to its stockholders of record, compared to a dividend of $12.0 million paid in the same period in the prior year.

Pension and Other Post-Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at March 29, 2018 and we anticipate non-cash pension income for 2018 to remain at or near the same level as 2017. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 13, Pension and Other Post-Retirement Benefits, for more information on the Company’s pension plans.

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 million and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps was an asset of $2.6 million as of March 29, 2018. For the three months ended March 29, 2018, the Company recorded a gain related to swap activity of $1.7 million.

Debt and Other Financing Arrangements

As of March 29, 2018, the outstanding balance of the Term Loan was $456.3 million and the carrying value was $454.6 million.

The carrying value of the 2022 Notes was $295.1 million as of March 29, 2018.

The carrying value of the 2026 Notes was $297.3 million as of March 29, 2018.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of March 29, 2018, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $306.4 million.

See Note 15, Debt, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2017 Form 10-K which could materially affect our business, financial condition or results of operations. There have been no material changes in our market risk since the filing of our 2017 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2018 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have implemented changes to our processes, systems and controls with respect to the adoption of ASC 606. These changes included the development of policies and procedures, training, ongoing contract review requirements, internal management reports, controls related to information systems, and disclosures. There have not been any other significant changes in our internal control over financial reporting during the quarter ended or year ended March 29, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2017 Form 10-K is included in Note 20, Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2017 Form 10-K, as updated herein, which could materially affect our business, financial condition, or results of operations. There have been no material changes to the Company’s risk factors previously disclosed in our 2017 Form 10-K, as updated herein.

The Company's ability to meet increased production rates depends on a number of factors. The failure of any one factor could affect the Company's ability to meet quality or delivery requirements and, as a result, could adversely affect the Company's business and financial results.

The Company is facing production rate increases on several of its programs, including the B737 program, which comprised 49% of the Company's net revenues for the fiscal year ended December 31, 2017. The Company's ability to meet rate increases is dependent upon several factors, including without limitation, expansion and alignment of its production facilities, tooling, and equipment; improved efficiencies in its production line; on-time delivery of component parts from the Company's suppliers, adequate supply of skilled labor, and implementation of customer customizations upon demand. If the Company fails to meet the quality or delivery expectations or requirements of its customers, disruptions in its manufacturing lines of the manufacturing lines of its customers and suppliers could result, which could have a material adverse impact on the Company’s ability to meet commitments to its customers and on its future financial results.

The Company’s proposed acquisition of Asco is subject to significant risks and uncertainties.

As described elsewhere in this Quarterly Report on Form 10-Q, on May 1, 2018, we entered into a definitive agreement pursuant to which, subject to the satisfaction or waiver of certain conditions, Spirit Belgium will purchase all of the issued and outstanding equity of S.R.I.F. N.V., the parent company of Asco. Our ability to complete the proposed acquisition on a timely basis or at all is subject to numerous risks and uncertainties, including, but not limited to, the following:

•
We may not obtain required regulatory approvals or receipt of regulatory approvals may take longer than expected or may impose conditions to the proposed acquisition that are not presently anticipated or cannot be met;

•	conditions to the proposed acquisition may not be fulfilled in a timely manner or at all; or

•	unforeseen events and those beyond our control.

We have incurred and expect to continue to incur transaction and acquisition-related costs associated with the proposed acquisition. These, as well as other unanticipated costs and expenses, could have a material impact on our financial condition and operating results. Combining our businesses may be more difficult, costly, or time consuming than expected. In addition, events outside of our control, including changes in regulation and laws as well as economic trends, could adversely affect our ability to realize the expected benefits from this acquisition.

The success of the proposed acquisition will depend on, among other things, our ability to realize the anticipated benefits and cost savings from combining our and Asco’s businesses in a manner that facilitates growth opportunities and realizes anticipated synergies and costs savings. These anticipated benefits and cost savings may not be realized fully or at all, or may take longer to realize than expected or could have other adverse effects that we do not currently foresee.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 29, 2018.

The following table provides information about our repurchases during the three months ended March 29, 2018 of our class A common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

January 1, 2018 - February 1, 2018	—	—	—	—
February 2, 2017 - March 1, 2018	55,000	$89.1324	55,000	$995.1
March 2, 2018 - March 29, 2018	811,113	$86.4443	811,113	$925.0
Total	866,113	$86.6150	866,113	$925.0

(1)
Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, March 1, 2018 was the last day of our February 2018 fiscal month.

(2)
On January 24, 2018, the Board of Directors increased the authorization remaining in the Company's share repurchase program to approximately $1.0 billion. On May 2, 2018, the Company announced that it had approved a $725 million ASR to be executed during the second quarter of 2018.

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit
10.1*††	Amendment 34 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of February 23, 2018.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS@*	XBRL Instance Document.

101.SCH@*	XBRL Taxonomy Extension Schema Document.

101.CAL@*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF@*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB@*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE@*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Indicates management contract or compensation plan or arrangement.

††	Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Sanjay Kapoor	Executive Vice President and Chief Financial	May 3, 2018
Sanjay Kapoor	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ John Gilson	Vice President and Corporate Controller (Principal Accounting Officer)	May 3, 2018
John Gilson