Form 10-Q
period 2018-06-28
Spirit AeroSystems Holdings, Inc.
filed 2018-08-01
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 28, 2018
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

As of July 25, 2018, the registrant had 106,499,459 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2018	June 29, 2017	June 28, 2018	June 29, 2017
	($ in millions, except per share data)
Revenue	$1,836.9	$1,826.1	$3,573.0	$3,520.2
Operating costs and expenses
Cost of sales	1,547.2	1,855.2	3,058.2	3,276.2
Selling, general and administrative	61.0	47.2	117.2	100.1
Impact of severe weather event	—	9.1	—	19.9
Research and development	11.1	6.7	20.5	11.7
Total operating costs and expenses	1,619.3	1,918.2	3,195.9	3,407.9
Operating income (loss)	217.6	(92.1)	377.1	112.3
Interest expense and financing fee amortization	(24.8)	(10.2)	(36.1)	(19.7)
Other (expense) income, net	(12.3)	10.5	(8.2)	21.2
Income (loss) before income taxes and equity in net income of affiliate	180.5	(91.8)	332.8	113.8
Income tax provision	(35.3)	35.0	(62.8)	(29.0)
Income (loss) before equity in net income of affiliate	145.2	(56.8)	270.0	84.8
Equity in net income of affiliate	—	—	0.6	0.1
Net income (loss)	$145.2	$(56.8)	$270.6	$84.9
Earnings (loss) per share
Basic	$1.32	$(0.48)	$2.43	$0.71
Diluted	$1.31	$(0.48)	$2.40	$0.71
Dividends declared per common share	$0.12	$0.10	$0.22	$0.20

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2018	June 29, 2017	June 28, 2018	June 29, 2017
	($ in millions)
Net income (loss)	$145.2	$(56.8)	$270.6	$84.9
Changes in other comprehensive income (loss), net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of $0.2 and $0.8 for the three months ended, respectively, and $0.4 and $1.0 for the six months ended, respectively	(0.6)	(0.5)	(1.2)	(0.9)
Unrealized foreign exchange loss on intercompany loan, net of tax effect of $0.7 and ($0.4) for three months ended, respectively, and $0.3 and ($0.6) for the six months ended, respectively	(2.9)	1.6	(1.3)	2.6
Foreign currency translation adjustments	(27.0)	14.7	(13.4)	18.1
Total other comprehensive (loss) income	(30.5)	15.8	(15.9)	19.8
Total comprehensive income (loss)	$114.7	$(41.0)	$254.7	$104.7

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 28, 2018	December 31, 2017
	($ in millions)
Assets
Cash and cash equivalents	$593.0	$423.3
Restricted cash	97.8	2.2
Accounts receivable, net	682.9	722.2
Contract assets, short-term	498.1	—
Inventory, net	900.8	1,449.9
Other current assets	53.4	53.5
Total current assets	2,826.0	2,651.1
Property, plant and equipment, net	2,102.6	2,105.3
Contract assets, long-term	55.1	—
Pension assets	363.7	347.1
Other assets	264.4	164.3
Total assets	$5,611.8	$5,267.8
Liabilities
Accounts payable	$837.5	$693.1
Accrued expenses	367.9	269.3
Profit sharing	28.5	109.5
Current portion of long-term debt	128.1	31.1
Advance payments, short-term	106.7	100.0
Contract liabilities, short-term	114.6	—
Forward loss provision, short-term	157.1	—
Deferred revenue and other deferred credits, short-term	7.0	64.6
Deferred grant income liability - current	22.7	21.6
Other current liabilities	84.0	331.8
Total current liabilities	1,854.1	1,621.0
Long-term debt	1,858.4	1,119.9
Advance payments, long-term	175.8	231.7
Pension/OPEB obligation	39.2	40.8
Contract liabilities, long-term	362.2	—
Forward loss provision, long-term	94.3	—
Deferred revenue and other deferred credits	28.5	161.0
Deferred grant income liability - non-current	27.5	39.3
Other liabilities	217.1	252.6
Stockholders' Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 106,498,050 and 114,447,605 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	977.3	1,086.9
Accumulated other comprehensive loss	(144.4)	(128.5)
Retained earnings	2,392.5	2,422.4
Treasury stock, at cost (39,624,996 and 31,467,709 shares, respectively)	(2,272.3)	(1,580.9)
Total stockholders’ equity	954.2	1,801.0
Noncontrolling interest	0.5	0.5
Total equity	954.7	1,801.5
Total liabilities and equity	$5,611.8	$5,267.8
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 28, 2018	June 29, 2017
	($ in millions)
Operating activities
Net income	$270.6	$84.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	113.5	105.5
Amortization expense	0.3	—
Amortization of deferred financing fees	11.2	1.7
Accretion of customer supply agreement	2.2	5.1
Employee stock compensation expense	13.6	11.0
Loss from derivative instruments	19.2	1.5
Gain from foreign currency transactions	(2.2)	(3.4)
Loss on impairment and disposition of assets	4.5	6.5
Deferred taxes	(16.9)	3.0
Pension and other post-retirement benefits, net	(16.9)	(21.7)
Grant liability amortization	(10.2)	(8.8)
Equity in net income of affiliate	(0.6)	(0.1)
Forward loss provision	(102.5)	—
Changes in assets and liabilities
Accounts receivable	(117.0)	(156.5)
Contract assets	(36.5)	—
Inventory, net	58.4	438.9
Accounts payable and accrued liabilities	247.6	179.7
Profit sharing/deferred compensation	(80.9)	(60.2)
Advance payments	(49.9)	(106.6)
Income taxes receivable/payable	(42.9)	(60.6)
Contract liabilities	157.5	—
Deferred revenue and other deferred credits	—	(271.5)
Other	(24.9)	185.6
Net cash provided by operating activities	397.2	334.0
Investing activities
Purchase of property, plant and equipment	(109.4)	(88.1)
Other	0.3	0.2
Net cash used in investing activities	(109.1)	(87.9)
Financing activities
Proceeds from the issuance of bonds	1,300.0	—
Principal payments of debt	(3.3)	(1.8)
Payments on term loan	(256.2)	(6.3)
Payments on bonds	(202.6)	—
Taxes paid related to net share settlement awards	(15.4)	(13.1)
Debt issuance and financing costs	(16.9)	(0.9)
Proceeds from financing under the New Markets Tax Credit Program	—	7.6
Purchase of treasury stock	(805.8)	(207.6)
Dividends Paid	(22.8)	(24.0)
Net cash used in financing activities	(23.0)	(246.1)
Effect of exchange rate changes on cash and cash equivalents	0.2	3.6
Net increase in cash, cash equivalents, and restricted cash for the period	265.3	3.6
Cash, cash equivalents, and restricted cash, beginning of period	445.5	717.6
Cash, cash equivalents, and restricted cash, end of period	$710.8	$721.2

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the six months ended June 28, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2018 presentation.

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

e     Practical expedients

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

The following tables summarize the impacts of adopting ASC Topic 606 on the Company’s consolidated financial statements for the three and six month periods ended June 28, 2018.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended			For the Six Months Ended
	As Reported	Impact of Adoption of	As Adjusted	As Reported	Impact of Adoption of	As Adjusted
	June 28, 2018	ASC Topic 606	June 28, 2018	June 28, 2018	ASC Topic 606	June 28, 2018
Revenue	$1,836.9	$75.2	$1,912.1	$3,573.0	$90.7	$3,663.7
Cost of sales	1,547.2	132.2	1,679.4	3,058.2	139.5	3,197.7
Income tax provision	(35.3)	11.6	(23.7)	(62.8)	10.3	(52.5)
Net income	145.2	(45.4)	99.8	270.6	(38.5)	232.1

Earnings per share
Basic	$1.32	$(0.41)	$0.91	$2.43	$(0.35)	$2.08
Diluted	$1.31	$(0.41)	$0.90	$2.40	$(0.34)	$2.06

	As Reported	Impact of Adoption of	As Adjusted
	June 28, 2018	ASC Topic 606	June 28, 2018
Assets
Accounts receivable, net	$682.9	$115.1	$798.0
Contract assets, short-term	498.1	(498.1)	—
Inventory, net	900.8	509.1	1,409.9
Other current assets	53.4	31.0	84.4
Contract assets, long-term	55.1	(55.1)	—
Other assets	264.4	(81.8)	182.6
Total assets	5,611.8	20.2	5,632.0
Liabilities
Accrued expenses	367.9	(5.8)	362.1
Contract liabilities, short-term	114.6	(114.6)	—
Forward loss provision, short-term	157.1	(157.1)	—
Deferred revenue and other deferred credits, short-term	7.0	100.1	107.1
Other current liabilities	84.0	318.8	402.8
Contract liabilities, long-term	362.2	(362.2)	—
Forward loss provision, long-term	94.3	(94.3)	—
Deferred revenue and other deferred credits	28.5	99.5	128.0
Stockholders' Equity
Accumulated other comprehensive loss	(144.4)	(2.2)	(146.6)
Retained earnings	2,392.5	238.0	2,630.5
Total liabilities and equity	5,611.8	20.2	5,632.0

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

	For the Three Months Ended			For the Six Months Ended
	As Reported	Impact of Adoption of	As Adjusted	As Reported	Impact of Adoption of	As Adjusted
	June 29, 2017	ASU 2017-07	June 29, 2017	June 29, 2017	ASU 2017-07	June 29, 2017
Cost of sales	$1,847.0	$8.2	$1,855.2	$3,259.8	$16.4	$3,276.2
Selling, general and administrative	46.1	1.1	47.2	98.0	2.1	100.1
Other income, net	1.2	9.3	10.5	2.7	18.5	21.2

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Six Months Ended
	June 28, 2018	June 29, 2017
Cash and cash equivalents, beginning of the period	$423.3	$697.7
Restricted cash, short-term, beginning of the period	2.2	—
Restricted cash, long-term, beginning of the period	20.0	19.9
Cash, cash equivalents, and restricted cash, beginning of the period	$445.5	$717.6

Cash and cash equivalents, end of the period	$593.0	$696.9
Restricted cash, short-term, end of the period	97.8	4.4
Restricted cash, long-term, end of the period	20.0	19.9
Cash, cash equivalents, and restricted cash, end of the period	$710.8	$721.2

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

The transaction price for a contract reflects the consideration the Company expects to receive for fully satisfying the performance obligations in the contract. The Company’s contracts with customers are typically for products and services to be provided at fixed stated prices but may also include variable consideration. Variable consideration may include, but is not limited to, unpriced contract modifications, cost sharing provisions, incentives and awards, non-warranty claims and assertions, provisions for non-conformance and rights to return, or other payments to, or receipts from, customers and suppliers. The Company estimates the variable consideration using the expected value or the most likely amount based upon the facts and circumstances, available data and trends and the history of resolving variability with specific customers and suppliers.

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

The Company typically provides warranties on all the Company's products and services. Generally, warranties are not priced separately because customers cannot purchase them independently of the products or services under contract so they do not create performance obligations. Spirit warranties generally provide assurance to the Company's customers that the products or services meet the specifications in the contract. In the event that there is a warranty claim because of a covered design, material or workmanship issue, the Company may be required to redesign or modify the product, offer concessions, and/or pay the customer for repairs or perform the repair. Provisions for estimated expenses related to design, service, and product warranties and certain extraordinary rework are made at the time products are sold. These costs are accrued at the time of the sale and are recorded as unallocated cost of sales. These estimates are established using historical information on the nature, frequency, and the cost experience of warranty claims, including the experience of industry peers. In the case of new development products or new customers, Spirit also considers factors including the warranty experience of other entities in the same business, management judgment, and the type and nature of the new product or new customer, among others.
Actual results could differ from those estimates and assumptions.
Revenues and Profit Recognition
Substantially all of the Company’s revenues are from long-term supply agreements with Boeing, Airbus, and other aerospace manufacturers. The Company participates in its customers’ programs by providing design, development, manufacturing, fabrication, and support services for major aerostructures in the fuselage, propulsion, and wing segments. During the early stages of a program, this frequently involves nonrecurring design and development services, including tooling. As the program matures, the Company provides recurring manufacturing of products in accordance with customer design and schedule requirements. Many contracts include clauses that provide sole supplier status to the Company for the duration of the program’s life (including derivatives). The Company's long-term supply agreements typically include fixed price volume-based terms and require the satisfaction of performance obligations for the duration of the program’s life.

The identification of an accounting contract with a customer and the related promises require an assessment of each party’s rights and obligations regarding the products or services to be transferred, including an evaluation of termination clauses and presently enforceable rights and obligations. In general, these long-term supply agreements are legally governed by Master Supply Agreements (or General Terms and Agreements) together with special business provisions (or work package agreements), which define specific program requirements. Purchase orders (or authorizations to proceed) are issued under these agreements to reflect presently enforceable rights and obligations for the units of products and services being purchased. The units for accounting purposes (“accounting contract”) is typically determined by the purchase orders. Revenue is recognized when the Company has a contract with presently enforceable rights and obligations, including an enforceable right to payment for work performed. These agreements may lead to continuing sales of more than twenty years. Customers generally contract with the Company for

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

requirements in a segment relating to a specific program, and the Company’s performance obligations consist of a wide range of engineering design services and manufactured structural components, as well as spare parts and repairs for OEMs. A single program may result in multiple contracts for accounting purposes, and within the respective contracts, non-recurring work elements and recurring work elements may result in multiple performance obligations. The Company generally contracts directly with its customers and is the principal in all current contracts.

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

Revenue is recognized when, or as, control of promised products or services transfers to a customer and is recognized in an amount that reflects the consideration that the Company expects to receive in exchange for those products or services. Revenue is recognized over time as work progresses when the Company is entitled to the reimbursement of costs plus a reasonable profit for work performed for which the Company has no alternate use. For these performance obligations that are satisfied over time, the Company generally recognizes revenue using an input method with revenue amounts being recognized proportionately as costs are incurred relative to the total expected costs to satisfy the performance obligation. The Company believes that costs incurred as a portion of total estimated costs is an appropriate measure of progress towards satisfaction of the performance obligation since this measure reasonably depicts the progress of the work effort.

Revenue for performance obligations that are not recognized over time are recognized at the point in time when control transfers to the customer (which is generally upon delivery). For performance obligations that are satisfied at a point in time, the Company evaluates the point in time when the customer can direct the use of, and obtain the benefits from, the products and services. Shipping and handling costs are not considered performance obligations and are included in cost of sales as incurred.

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

The Company also identifies and estimates variable consideration for contractual provisions such as unpriced contract modifications, cost sharing provisions, incentives and awards, non-warranty claims and assertions, provisions for non-conformance and rights to return, or other payments to, or receipts from, customers and suppliers. The timing of satisfaction of performance obligations and actual receipt of payment from a customer may differ and affects the balances of the contract assets and liabilities.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Disaggregation of Revenue
The Company disaggregates revenue based on the method of measuring satisfaction of the performance obligation either over time or at a point in time, and determining whether the accounting contract is a short duration or long duration contract. Short duration contracts are those for which the performance obligations are expected to be fully satisfied within 12 months of contract origination. The number of units and the production schedule is used to make this assessment. Additionally, the Company disaggregates revenue based upon the location where products and services are transferred to the customer. The Company’s principal operating segments and related revenue are noted in Note 22, Segment Information.

The following table disaggregates revenues by the method of performance obligation satisfaction:

	For the Three Months Ended	For the Six Months Ended
Revenue	June 28, 2018	June 28, 2018
Contracts with performance obligations satisfied over time	$1,433.6	$2,756.0
Contracts with performance obligations satisfied at a point in time	403.3	817.0
Total Revenue	$1,836.9	$3,573.0

The following table disaggregates revenue by major customer:

	For the Three Months Ended	For the Six Months Ended
Customer	June 28, 2018	June 28, 2018
Boeing	$1,456.4	$2,796.8
Airbus	290.6	605.1
Other	89.9	171.1
Total Revenue	$1,836.9	$3,573.0

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

	For the Three Months Ended	For the Six Months Ended
Location	June 28, 2018	June 28, 2018
United States	$1,523.5	$2,924.4
International
United Kingdom	193.6	392.1
Other	119.8	256.5
Total International	313.4	648.6
Total Revenue	$1,836.9	$3,573.0

Inventory

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Raw materials are stated at lower of cost (principally on an actual or average cost basis) or market. Production costs for contracts, including costs expected to be recovered on specific anticipated contracts (satisfaction of performance obligations that have commenced because the Company expects the customer to exercise options), are classified as work-in-process and include direct material, labor, overhead, and purchases. Revenue and related cost of sales are recognized as the performance obligations are satisfied. Typically, anticipated contracts materialize and the related performance obligations are satisfied within 6-12 months. These costs are evaluated for impairment periodically and capitalized costs for which anticipated contracts do not materialize are written off in the period in which it becomes known. Work-in-process includes $129.9 in costs incurred in anticipation of specific future contracts and no impairments were charged for the period ending June 28, 2018. See Note 9, Inventory.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. The Company is progressing through its implementation plan and continue to evaluate the impact of the standard on our business processes, accounting systems, controls and financial statement disclosures, however the Company does not expect the adoption of this standard to have a material effect to the Company’s consolidated financial statements.

5.  Changes in Estimates

The Company has a periodic forecasting process in which management assesses the progress and performance of the Company’s programs. This process requires management to review each program’s progress by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated revenues and costs for the accounting contracts (and options if applicable), and any outstanding contract matters. Risks and opportunities include but are not limited to management’s judgment about the cost associated with the Company’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other program requirements. Due to the span of years it may take to completely satisfy the performance obligations for the accounting contracts (and options, if any) and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs is subject to many variables and, accordingly, is subject to change based upon judgment. When adjustments in estimated total consideration or estimated total cost are required, any changes from prior estimates for fully satisfied performance obligations are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by several factors including production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work, and contract modifications. For 2017, the changes in estimates apply to contract blocks under legacy GAAP under the units of delivery method. For 2018, cumulative catch-up adjustments are primarily related to changes in measure of progress for contracts with performance obligations that are satisfied over time. For 2018, forward losses recorded relate primarily to the impact of the adoption of ASU 2017-07 related to pension, offset by favorable performance on cost initiatives.

Changes in estimates are summarized below:

	For the Three Months Ended		For the Six Months Ended
Changes in Estimates	June 28, 2018	June 29, 2017	June 28, 2018	June 29, 2017
Favorable (Unfavorable) Cumulative Catch-up Adjustment by Segment
Fuselage Systems	$5.7	$0.7	$(2.5)	$3.3
Propulsion Systems	3.4	6.1	1.4	3.8
Wing Systems	(1.6)	17.5	0.7	22.0
Total Favorable (Unfavorable) Cumulative Catch-up Adjustment	$7.5	$24.3	$(0.4)	$29.1

Changes in Estimate on Loss Programs (Forward Loss) by Segment
Fuselage Systems	$10.1	$(231.7)	$(1.5)	$(237.6)
Propulsion Systems	4.3	(48.0)	0.8	(48.0)
Wing Systems	3.0	(73.8)	(0.5)	(72.0)
Total Change in Estimate on Loss Programs (Forward Loss)	$17.4	$(353.5)	$(1.2)	$(357.6)

Total Change in Estimate	$24.9	$(329.2)	$(1.6)	$(328.5)
EPS Impact (diluted per share based upon statutory rates)	$0.18	$(1.75)	$(0.01)	$(1.73)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

6.  Accounts Receivable, net

Accounts receivable represent the Company’s unconditional rights to consideration, subject to the payment terms of the contract, for which only the passage of time is required before payment. For balances as of June 28, 2018, amounts that are receivable or payable that are contingent upon, or related to, satisfied or to be satisfied performance obligations, are presented as contract assets or liabilities. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables that are charged off against the allowance after the potential for recovery is considered remote.

Accounts receivable, net consists of the following:

	June 28, 2018	December 31, 2017
Trade receivables	$654.9	$710.5
Other	28.8	13.0
Less: allowance for doubtful accounts	(0.8)	(1.3)
Accounts receivable, net	$682.9	$722.2

In October 2017, the Company entered into an agreement (the “Receivable Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the balance sheet. The Receivable Sales Agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party. The receivables under the Receivable Sales Agreement are sold without recourse to the third party financial institution. During 2018, $2,743.2 of accounts receivable were sold via this arrangement. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is $8.3 for the six months ended June 28, 2018 and is included in Other income and expense. See Note 21, Other (Expense) Income, net.

7.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those for which performance obligations are expected to be fully satisfied within 12 months of contract origination and contract assets, long-term are expected to be fully satisfied over periods greater than 12 months. No impairments to contract assets were recorded for the period ended June 28, 2018.

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

	January 1, 2018	June 28, 2018	Change
Contract assets	$517.8	$553.2	$35.4
Contract liabilities	(319.4)	(476.8)	(157.4)
Net contract asset	$198.4	$76.4	$(122.0)

The increase in contract assets reflects the net impact of additional unbilled revenues recorded in excess of revenue recognized during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the period ended June 28, 2018, the Company recognized $27.6 of revenue that was included in the contract liability balance at the beginning of the period.

8.  Performance Obligations

Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Remaining in 2018	2019	2020	2021 and After
Unsatisfied performance obligations	$2,808.3	$6,340.3	$4,478.2	$1,671.4

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

	June 28, 2018	December 31, 2017
Raw materials	$243.5	$321.0
Work-in-process(1)	604.5	854.4
Finished goods	11.2	35.8
Product inventory	859.2	1,211.2
Capitalized pre-production(2)	41.6	78.9
Deferred production(3)	—	640.3
Forward loss provision(4)	—	(480.5)
Total inventory, net	$900.8	$1,449.9

(1)
For the period ended June 28, 2018, work-in-process inventory includes direct labor, direct material, overhead and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized using the input method. For the period ended December 31, 2017, work-in-process included direct labor, direct material, overhead and purchases on all contracts that were accounted for using the units of delivery method. For the period ended June 28, 2018, work-in-process inventory includes $129.9 of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

(2)	As part of the Transition Adjustment, $43.0 (pretax) of pre-production costs on the A350 XWB were eliminated.

(3)
As part of the Transition Adjustment, $640.3 (pretax) of deferred production was eliminated. For the period ended December 31, 2017, the balance contained $632.8 and $129.3 on the A350 XWB and Rolls-Royce BR725 programs, respectively.

(4)
For the period ended June 28, 2018, forward loss reserves of $251.4 have been classified as a liability in the condensed consolidated balance sheet. For the period ended December 31, 2017, the forward loss reserve for the B787 program exceeded the program's inventory balance. This excess was classified as a liability and reported in other current liabilities on the balance sheet in the amount of $254.5 as of December 31, 2017.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

10.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	June 28, 2018	December 31, 2017
Land	$15.5	$15.9
Buildings (including improvements)	802.7	764.1
Machinery and equipment	1,578.1	1,529.9
Tooling	1,021.5	1,013.9
Capitalized software	269.2	263.3
Construction-in-progress	203.9	213.4
Total	3,890.9	3,800.5
Less: accumulated depreciation	(1,788.3)	(1,695.2)
Property, plant and equipment, net	$2,102.6	$2,105.3

Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $34.9 and $28.9 for the three months ended June 28, 2018 and June 29, 2017, respectively, and $67.7 and $51.3 for the six months ended June 28, 2018 and June 29, 2017, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $4.2 and $5.1 for the three months ended June 28, 2018 and June 29, 2017, respectively, and $8.6 and $10.3 for the six months ended June 28, 2018 and June 29, 2017, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluated its long-lived assets at its locations and determined no impairment was necessary for the period ended June 28, 2018.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

11.  Other Assets

Other assets are summarized as follows:

	June 28, 2018	December 31, 2017
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Total intangible assets	8.2	8.2
Less: Accumulated amortization - patents	(1.9)	(1.8)
Accumulated amortization - favorable leasehold interest	(4.7)	(4.6)
Intangible assets, net	1.6	1.8
Deferred financing
Deferred financing costs	39.5	39.5
Less: Accumulated amortization - deferred financing costs	(34.5)	(33.7)
Deferred financing costs, net	5.0	5.8
Other
Goodwill - Europe	2.4	2.5
Equity in net assets of affiliates	—	4.7
Supply agreements(1)	17.4	19.9
Restricted cash - collateral requirements	20.0	20.0
Deferred Tax Asset - non-current	173.7	72.5
Other	44.3	37.1
Total	$264.4	$164.3

(1)    Under two agreements, certain payments accounted for as consideration paid by the Company to a customer and a supplier are being amortized as reductions to net revenues.

12.  Advance Payments

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement, that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing that suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015, and any repayments which otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1,001 through 1,120. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of June 28, 2018, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $280.0.

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

At June 28, 2018 and December 31, 2017, the Company did not hold any cash within money market funds.

The Company’s long-term debt includes a senior unsecured term loan and senior unsecured notes.  The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	June 28, 2018			December 31, 2017
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior unsecured term loan A (including current portion)	$205.4	$205.9	(2)	$460.7	$461.9	(2)
Senior unsecured notes due 2021	298.2	298.8	(1)	—	—	(1)
Senior unsecured notes due 2022	95.9	98.5	(1)	294.8	304.6	(1)
Senior unsecured notes due 2023	297.7	299.3	(1)	—	—	(1)
Senior unsecured notes due 2026	297.4	286.7	(1)	297.2	301.0	(1)
Senior unsecured notes due 2028	693.2	699.7	(1)	—	—	(1)
Total	$1,887.8	$1,888.9		$1,052.7	$1,067.5

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

14.  Derivative and Hedging Activities

The Company has historically entered into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values.

The Company has historically entered into derivative instruments covered by master netting arrangements whereby, in the event of a default as defined by the 2016 Credit Agreement (as defined below) or termination event, the non-defaulting party has the right to offset any amounts payable against any obligation of the defaulting party under the same counterparty agreement. See Note 15, Debt, for more information.

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

of the interest rate swaps, using Level 2 inputs, was an asset of $3.2 and $0.9 as of June 28, 2018 and December 31, 2017, respectively. The Company recorded a gain related to swap activity of $0.6 and $2.3, for the three and six months ended June 28, 2018, respectively.

Foreign Currency Forward Contract

As described further in Note 24, Asco Acquisition, the Company and its wholly-owned subsidiary Spirit AeroSystems Belgium Holdings BVBA (“Spirit Belgium”) entered into a definitive agreement (the “Purchase Agreement”) with certain private sellers pursuant to which Spirit Belgium will purchase all of the issued and outstanding equity of S.R.I.F. N.V., the parent company of Asco Industries N.V. (“Asco”) for $650.0 in cash, subject to certain customary closing adjustments, including foreign currency adjustments. As such, movements in the Euro exchange rates could cause the purchase price to fluctuate, affecting our cash flows.

To reduce the Company's exposure to currency exchange rate fluctuations, the Company entered into foreign currency forward contract. The objective of this contract is to minimize the impact of currency exchange rate movements on the Company's cash flows, however the Company has not designated this forward contract as a hedge and has not applied hedge accounting to it. During the second quarter of 2018, the Company entered into a foreign currency forward contract in the amount of $580.0 to reduce the Euro exchange rate exposure of the purchase of Asco. The fair value of the foreign currency forward contract, using Level 2 inputs, was a liability of $21.5 as of June 28, 2018. The Company recorded a loss related to foreign currency forward contract activity of $21.5, for both the three and six months ended June 28, 2018.

15.  Debt

Total debt shown on the balance sheet is comprised of the following:

	June 28, 2018		December 31, 2017
	Current	Noncurrent	Current	Noncurrent
Senior unsecured term loan A	$24.9	$180.5	$24.9	$435.8
Senior notes due 2021	—	298.2	—	—
Senior notes due 2022	95.9	—	—	294.8
Senior notes due 2023	—	297.7	—	—
Senior notes due 2026	—	297.4	—	297.2
Senior notes due 2028	—	693.2	—	—
Present value of capital lease obligations	6.3	35.4	5.2	33.6
Other	1.0	56.0	1.0	58.5
Total	$128.1	$1,858.4	$31.1	$1,119.9

Senior Unsecured Credit Facility

On June 6, 2016, the Company entered into the senior unsecured Amended and Restated Credit Agreement, among Spirit, as borrower, the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein (the “2016 Credit Agreement”). The 2016 Credit Agreement provides for a $650.0 revolving credit facility (the “2016 Revolver”) and a $500.0 term loan A facility (the “2016 Term Loan”). Each of the 2016 Revolver and the 2016 Term Loan has a maturity date of June 4, 2021, and each bears interest, at Spirit’s option, at either LIBOR plus 1.5% or a defined “base rate” plus 0.50%, subject to adjustment to amounts between and including LIBOR plus 1.125% and LIBOR plus 2.0% (or amounts between and including base rate plus 0.125% and base rate plus 1.0%, as applicable) based on changes to Spirit’s senior unsecured debt rating provided by Standard & Poor’s Financial Services LLC and/or Moody’s Investors Service, Inc. The principal obligations under the 2016 Term Loan are to be repaid in equal quarterly installments of $6.25, with the remaining balance due at maturity of the 2016 Term Loan. The 2016 Credit Agreement contains affirmative and negative covenants available to investment grade companies, including certain financial covenants that are tested on a quarterly basis. The 2016 Credit Agreement contains an accordion feature that provides Spirit with the option to increase the 2016 Revolver commitments and/or institute one or more additional term loans by an amount not to exceed $500.0 in the aggregate, subject to the satisfaction of certain conditions and the participation of the lenders.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

On September 22, 2017, the Company, the lenders, and the administrative agent entered into Amendment No. 1 to the 2016 Credit Agreement, which made certain minor administrative changes to the 2016 Credit Agreement to account for the Company’s upcoming adoption of ASU 2014-09, among other things.

As of June 28, 2018, the outstanding balance of the 2016 Term Loan was $206.3 and the carrying value was $205.4.

On July 12, 2018, the Company replaced the 2016 Credit Agreement with a $1,260.0 senior unsecured Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower, the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein. See Note 25, Subsequent Event, for more information.

 Senior Notes

2022 Notes

On May 22, 2018, the Company commenced an offer to purchase for cash (the “Tender Offer”) any and all of the $300.0 outstanding principal amount of our 5 1/4% Senior Notes due 2022 (the “2022 Notes”). The Tender Offer was made pursuant to an Offer to Purchase dated May 22, 2018, and a related Letter of Transmittal and Notice of Guaranteed Delivery, which set forth the terms and conditions of the Tender Offer in full detail. Under the terms of the Tender Offer, holders of 2022 Notes who validly tendered their notes at or prior to May 29, 2018 would receive, in whole dollars, $1,028.50 per $1,000 principal amount of Notes tendered. Tendering holders will also receive accrued and unpaid interest from the last applicable interest payment date to, but not including, the settlement date of the Tender Offer.

On May 30, 2018, Spirit repurchased $202.6 aggregate principal amount of its 2022 Notes pursuant to the Tender Offer. Tender fees were $5.8, which are included within debt issuance costs on the Condensed Consolidated Statement of Cash Flows for the six months ended June 28, 2018.

In addition, on May 30, 2018, Spirit called for redemption the remaining $97.4 aggregate principal amount of the 2022 Notes outstanding following completion of the Tender Offer. This amount was recorded as Restricted Cash on the Balance Sheet for the period ended June 28, 2018. The redemption price of the 2022 Notes was 102.85% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date of June 29, 2018. Following the redemption on June 29, 2018, none of the 2022 Notes remain outstanding.

As a result of the extinguishment of the 2022 Notes, the Company recognized a loss on extinguishment of $9.0, all of which is reflected within amortization of deferred financing fees on the Condensed Consolidated Statement of Cash Flows for the six months ended June 28, 2018. The carrying value of the 2022 Notes was $95.9 as of June 28, 2018.

New Notes

On May 30, 2018, Spirit entered into an Indenture (the “Indenture”) by and among Spirit, the Company and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee in connection with Spirit’s offering of $300.0 aggregate principal amount of its Senior Floating Rate Notes due 2021 (the “Floating Rate Notes”), $300.0 aggregate principal amount of its 3.950% Senior Notes due 2023 (the “2023 Notes”) and $700.0 aggregate principal amount of its 4.600% Senior Notes due 2028 (the “2028 Notes” and, together with the Floating Rate Notes and the 2023 Notes, the “New Notes”). The Company guaranteed Spirit’s obligations under the Notes on a senior unsecured basis (the “Guarantees”).

The Floating Rate Notes bear interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. The 2023 Notes bear interest at a rate of 3.950% per annum and mature on June 15, 2023. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2023 Notes and 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The carrying value of the 2021 Notes, 2023 Notes, and 2028 Notes was $298.2, $297.7, and $693.2 as of June 28, 2018, respectively.

The Notes and the Guarantees have been registered under the Securities Act of 1933, as amended (the “Act”), pursuant to a Registration Statement on Form S-3 (No. 333-211423) previously filed with the SEC under the Act.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The Indenture contains covenants that limit Spirit’s, the Company’s and certain of the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to create liens without granting equal and ratable liens to the holders of the New Notes and enter into sale and leaseback transactions. These covenants are subject to a number of qualifications and limitations. In addition, the Indenture provides for customary events of default.

2026 Notes

In June 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. The carrying value of the 2026 Notes was $297.4 as of June 28, 2018.

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Six Months Ended
Components of Net Periodic Pension Expense/(Income)	June 28, 2018	June 29, 2017	June 28, 2018	June 29, 2017
Service cost	$0.2	$0.3	$0.4	$0.5
Interest cost	8.9	9.3	18.2	18.9
Expected return on plan assets	(17.4)	(18.1)	(34.9)	(36.4)
Net periodic pension (income) expense	$(8.3)	$(8.5)	$(16.3)	$(17.0)

	Other Benefits
	For the Three Months Ended		For the Six Months Ended
Components of Other Benefit Expense	June 28, 2018	June 29, 2017	June 28, 2018	June 29, 2017
Service cost	$0.2	$0.3	$0.5	$0.6
Interest cost	0.2	0.3	0.5	0.6
Amortization of prior service cost	(0.3)	(0.3)	(0.5)	(0.5)
Amortization of net gain	(0.5)	(0.5)	(1.1)	(1.1)
Net periodic other benefit (income) expense	$(0.4)	$(0.2)	$(0.6)	$(0.4)

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $7.4 for the Supplemental Executive Retirement Plan (“SERP”) and post-retirement medical plans in 2018.  The Company’s projected contributions to the U.K. pension plan for 2018 are $1.8. The entire amount contributed can vary based on exchange rate fluctuations.

17.  Stock Compensation

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The Company recognized a net total of $6.5 and $3.0 of stock compensation expense for the three months ended June 28, 2018 and June 29, 2017, respectively. The Company recognized a net total of $13.6 and $11.0 of stock compensation expense for the six months ended June 28, 2018 and June 29, 2017, respectively.

During the six months ended June 28, 2018, 241,010 shares, 92,375 shares, and 63,904 shares of class A common stock with aggregate grant date fair values of $21.4, $8.4 and $5.7 were granted under the service-based, market-based, and performance based portions of the Company’s LTIAs, respectively. Additionally, 454,402 shares of class A common stock with an aggregate grant date fair value of $23.9 that were LTIAs vested during the three months ended June 28, 2018.

18. Income Taxes

The process for calculating the Company’s income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax asset at June 28, 2018, and December 31, 2017, was $173.3 and $72.2, respectively. The difference is primarily due to the creation of deductible temporary differences within the Transition Adjustment, and the utilization of taxable temporary differences within the current year.

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

On December 22, 2017, President Trump signed into law legislation referred to as the “Tax Cuts and Jobs Act” (the “TCJA”). The staff of the SEC has recognized the complexity of reflecting the impacts of the TCJA, and on December 22, 2017, issued guidance in Staff Accounting Bulletin 118 (“SAB 118”) which clarifies accounting for income taxes under ASC 740 if information is not yet available or complete and provides for up to a one-year period in which to complete the required analyses and accounting (the measurement period). SAB 118 describes three scenarios (or “buckets”) associated with a company’s status of accounting for income tax reform: (1) a company is complete with its accounting for certain effects of tax reform, (2) a company is able to determine a reasonable estimate for certain effects of tax reform and records that estimate as a provisional amount, or (3) a company is not able to determine a reasonable estimate and therefore continues to apply ASC 740, based on the provisions of the tax laws that were in effect immediately prior to the TCJA being enacted.

The Company has not made revisions to the provisional tax effects of the TCJA on its existing deferred tax balances and one-time transition tax, but will include any revisions as an adjustment to tax expense in the period in which the amounts are determined.

The TCJA subjects a US stockholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries for years ending after December 31, 2017. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. At June 28, 2018, because the Company is still evaluating the effects of the GILTI provisions, an accounting policy on whether the Company will account for GILTI as a period expense or record deferred taxes for anticipated GILTI has not been made. The Company's accounting for the effects of the GILTI provision is incomplete, however the Company has included estimated GILTI tax related to current-year operations in the Company's annualized effective tax rate and have not provided additional GILTI on deferred items.

The TCJA also introduces base erosion and anti-abuse tax provisions (“BEAT”) for companies that meet certain thresholds by effectively excluding deductions on certain payments to foreign related entities. Although the Company's analysis of the tax effects of the BEAT provision is incomplete the Company does not expect to be subject to the tax.

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

The 18.9% effective tax rate for the six months ended June 28, 2018 differs from the 25.5% effective tax rate for the same period of 2017 primarily due to the enactment of the TCJA, including the reduction in the U.S. corporate federal income tax rate from 35% to 21%, and the elimination of the domestic manufacturing deduction, offset by the proportional tax rate effects of lower pre-tax income in 2017.

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

19.  Equity

Accelerated Share Repurchase Program

In May 2018, the Company entered into accelerated share repurchase agreements (“ASRs”) with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (collectively, the “Dealers”) to repurchase in total $725.0of the Company’s class A common stock. Under the ASRs, the Company delivered a total of $725.0 in cash to the Dealers and received a total of 7.3 million shares which represented approximately 85% of the total common shares expected to be repurchased under the ASRs based on the closing price on the day the Company entered into the ASRs. The final number of shares to be repurchased and the final average price per share under the ASRs will depend on the volume-weighted average price of the Company’s class A common stock, less a discount, during the term of the agreement. Purchases under the ASRs are expected to be completed in the fourth quarter of 2018.

For further information regarding the ASRs, refer to the Company's Current Report on Form 8-K filed with the SEC on May 30, 2018.

The Company accounts for the ASRs as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to us upon effectiveness of the ASRs and (ii) as a forward contract indexed to our own common stock for the undelivered shares. The initial delivery of shares is included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to our own common stock meet the criteria for equity classification, and these amounts are initially recorded in additional paid-in capital and reclassified to treasury stock upon completion of the ASRs.

Earnings per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of June 28, 2018, no treasury shares have been reissued or retired.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	June 28, 2018			June 29, 2017
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$145.1	110.0	$1.32	$(56.8)	118.2	$(0.48)
Income allocated to participating securities	0.1	0.1		—	—
Net income	$145.2			$(56.8)

Diluted potential common shares		0.9			—
Diluted EPS
Net income	$145.2	111.0	$1.31	$(56.8)	118.2	$(0.48)

	For the Six Months Ended
	June 28, 2018			June 29, 2017
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$270.4	111.4	$2.43	$84.8	118.8	$0.71
Income allocated to participating securities	0.2	0.1		0.1	0.1
Net income	$270.6			$84.9

Diluted potential common shares		1.1			—
Diluted EPS
Net income	$270.6	112.6	$2.40	$84.9	118.9	$0.71

Included in the outstanding common shares were 1.4 million and 1.5 million of issued but unvested shares at June 28, 2018 and June 29, 2017, respectively, which are excluded from the basic EPS calculation.

For the impact of the transition adjustment due to the adoption ASC 606 on retained earnings, see Note 2, Adoption of New Revenue Standard.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	June 28, 2018	December 31, 2017
Pension	$(75.9)	$(75.9)
SERP/Retiree medical	16.5	17.7
Foreign currency impact on long term intercompany loan	(15.5)	(14.2)
Currency translation adjustment	(69.5)	(56.1)
Total accumulated other comprehensive loss	$(144.4)	$(128.5)

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

On December 5, 2014, Boeing filed a complaint in Delaware Superior Court, Complex Commercial Litigation Division, entitled The Boeing Co. v. Spirit AeroSystems, Inc., No. N14C-12-055 (EMD) (the “Complaint”) seeking indemnification of approximately $139.0 from Spirit for (a) damages assessed against Boeing in International Union, United Automobile, Aerospace and Agricultural Workers of America v. Boeing Co., AAA Case No. 54 300 00795 07 (“UAW Arbitration”), which was brought on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, (b) claims that Boeing settled in Society of Professional Engineering Employees in Aerospace v. Boeing Co., Nos. 05-1251-MLB, 07-1043-MLB (D. Kan.) (“Harkness Class Action”), and (c) attorneys’ fees Boeing alleges it expended to defend the UAW Arbitration and Harkness Class Action, as well as reasonable fees, costs and expenses Boeing expends litigating the case against Spirit. Boeing’s Complaint asserts that the damages assessed against Boeing in the UAW Arbitration and the claims settled by Boeing in the Harkness Class Action are liabilities that Spirit assumed under an Asset Purchase Agreement between Boeing and Spirit, dated February 22, 2005 (the “APA”). Boeing asserts claims for breach of contract and declaratory judgment regarding its indemnification rights under the APA.

Spirit asserted a Counterclaim against Boeing, on the ground that the liabilities at issue were Boeing’s responsibility under the APA. Spirit’s Counterclaim alleges breach of contract and seeks a declaratory judgment regarding Spirit’s right to indemnification from Boeing under the APA. Spirit’s Counterclaim seeks to recover the amounts that Spirit spent litigating the Harkness Class Action, responding to Boeing’s indemnification demands concerning the Harkness Class Action and UAW Arbitration, and also litigating the current lawsuit against Boeing.

On December 20, 2016, Boeing and Spirit moved for summary judgment. On June 27, 2017, the Delaware Superior Court (the “Superior Court”) issued an order denying Boeing’s Motion for Summary Judgment and granting Spirit’s Motion for Summary Judgment, finding that the liabilities at issue were excluded liabilities under the APA and holding that Spirit is entitled to recover reasonable attorneys' fees, costs and other expenses from Boeing. The Court granted Spirit’s motion as to fees, costs, and expenses incurred as a result of the litigation and underlying matters and denied the motion as to pre- and post-trial interest.

Boeing appealed the Superior Court’s decision to the Supreme Court of the State of Delaware (the “Supreme Court”). On July 12, 2018, a unanimous three judge panel of the Supreme Court ruled in favor of Spirit and on July 26, 2018, the Supreme Court denied Boeing’s Motion for Reargument and returned the case to the Superior Court.  Spirit will continue to pursue its recovery for attorneys’ fees.

Guarantees

Outstanding guarantees were $20.7 and $23.2 at June 28, 2018, and December 31, 2017, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $20.0 of restricted cash as of both June 28, 2018 and December 31, 2017, related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets.

Indemnification

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The Company has entered into customary indemnification agreements with its non-employee directors, and certain executive employment agreements include indemnification provisions. Under those agreements, the Company agrees to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as the Company’s agent or the agent of any of its subsidiaries to the fullest extent legally permitted.

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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $104.0 and $101.0 as of June 28, 2018, and December 31, 2017, respectively. These specific provisions represent the Company’s best estimate of reasonably possible warranty claim. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however, the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the disputed warranty claims in excess of the specific warranty provision was $179.0 as of June 28, 2018, and $223.0 as of December 31, 2017.

The following is a roll forward of the service warranty and extraordinary rework balance at June 28, 2018:

Balance, December 31, 2017	$166.4
Charges to costs and expenses	2.9
Payouts	(2.7)
Exchange rate	(0.3)
Balance, June 28, 2018	$166.3

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

21.  Other (Expense) Income, Net

Other (expense) income, net is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 28, 2018	June 29, 2017	June 28, 2018	June 29, 2017
Kansas Development Finance Authority bond	$0.9	$0.7	$2.1	$1.7
Rental and miscellaneous income	0.3	—	(1.3)	0.1
Interest income	1.7	1.5	2.9	2.5
Foreign currency losses	1.6	0.5	(1.5)	(0.1)
Loss on sale of accounts receivable	(4.6)	—	(8.3)	—
Pension Income	8.7	9.3	17.1	18.5
Loss on foreign currency forward contract and interest rate swaps	(20.9)	(1.5)	(19.2)	(1.5)
Total	$(12.3)	$10.5	$(8.2)	$21.2

Foreign currency losses are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.

22.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems, and Wing Systems. Revenue from Boeing represents a substantial portion of the Company's revenues in all segments. Wing Systems also includes significant revenues from Airbus. Approximately 95% of the Company's net revenues for the three months ended June 28, 2018, came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development, and unallocated cost of sales.

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

The following table shows segment revenues and operating income for the three and six months ended June 28, 2018, and June 29, 2017:

	Three Months Ended		Six Months Ended
	June 28, 2018	June 29, 2017	June 28, 2018	June 29, 2017
Segment Revenues
Fuselage Systems	$1,029.7	$938.2	$1,992.4	$1,855.1
Propulsion Systems	422.7	436.5	817.2	842.8
Wing Systems	383.0	450.5	760.0	819.5
All Other	1.5	0.9	3.4	2.8
	$1,836.9	$1,826.1	$3,573.0	$3,520.2
Segment Operating Income (Loss)
Fuselage Systems (1)	$163.2	$(84.8)	$282.9	$61.2
Propulsion Systems (1)	74.8	39.3	127.7	111.0
Wing Systems (1)	56.7	28.9	107.5	85.6
All Other	—	(0.6)	(1.0)	(0.7)
	294.7	(17.2)	517.1	257.1
SG&A	(61.0)	(47.2)	(117.2)	(100.1)
Impact of severe weather event	—	(9.1)	—	(19.9)
Research and development	(11.1)	(6.7)	(20.5)	(11.7)
Unallocated cost of sales	(5.0)	(11.9)	(2.3)	(13.1)
Total operating income (loss)	$217.6	$(92.1)	$377.1	$112.3

(1)
Prior period information has been reclassified as a result of the Company's adoption of ASU 2017-07 on a retrospective basis in 2018. In accordance with the adoption of this guidance, prior year amounts related to the components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of sales and selling, general and administrative expense to other income (expense) within the consolidated statement of operations for all periods presented. Accordingly, expenses of $4.6, $1.7, and $1.9 on the Fuselage, Propulsion, and Wing Systems, respectively, were reclassified into segment operating income for the three months ended June 29, 2017 and expenses of $9.0, $3.7, and $3.7 on the Fuselage, Propulsion, and Wing Systems, respectively, were reclassified into segment operating income for the six months ended June 29, 2017.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

23.  Condensed Consolidating Financial Information

The 2021 Notes, 2023 Notes, 2026 Notes, and 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis by Holdings. No subsidiaries are guarantors to any of Spirit’s senior notes. All statements below reflect the 2016 Credit Agreement, on the guarantor structure.

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent company and parent guarantor to the 2016 Credit Agreement, as further detailed in Note 15, Debt;

(ii)	Spirit, as the subsidiary issuer of the 2021 Notes, the 2023 Notes, the 2026 Notes, and the 2028 Notes;

(iii)	The Company’s subsidiaries, (the “Non-Guarantor Subsidiaries”), on a combined basis;

(iv)
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among Holdings and the Non-Guarantor Subsidiaries, (b) eliminate the investments in the Company’s subsidiaries, and (c) record consolidating entries; and

(v)	Holdings and its subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Operations
For the Three Months Ended June 28, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$1,654.2	$342.3	$(159.6)	$1,836.9
Operating costs and expenses
Cost of sales	—	1,400.3	306.5	(159.6)	1,547.2
Selling, general and administrative	3.3	53.6	4.1	—	61.0
Research and development	—	10.0	1.1	—	11.1
Total operating costs and expenses	3.3	1,463.9	311.7	(159.6)	1,619.3
Operating (loss) income	(3.3)	190.3	30.6	—	217.6
Interest expense and financing fee amortization	—	(24.6)	(1.6)	1.4	(24.8)
Other income (expense), net	—	(12.9)	2.0	(1.4)	(12.3)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(3.3)	152.8	31.0	—	180.5
Income tax benefit (provision)	0.7	(31.2)	(4.8)	—	(35.3)
(Loss) income before equity in net income of affiliate and subsidiaries	(2.6)	121.6	26.2	—	145.2
Equity in net income of affiliate	—	—	—	—	—
Equity in net income of subsidiaries	147.8	26.2	—	(174.0)	—
Net income	145.2	147.8	26.2	(174.0)	145.2
Other comprehensive (loss) income	(30.5)	(30.5)	(29.9)	60.4	(30.5)
Comprehensive income (loss)	$114.7	$117.3	$(3.7)	$(113.6)	$114.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Three Months Ended June 29, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$1,608.0	$380.5	$(162.4)	$1,826.1
Operating costs and expenses
Cost of sales	—	1,687.1	330.5	(162.4)	1,855.2
Selling, general and administrative	3.3	40.3	3.6	—	47.2
Impact of severe weather event	—	9.1	—	—	9.1
Research and development	—	6.5	0.2	—	6.7
Total operating costs and expenses	3.3	1,743.0	334.3	(162.4)	1,918.2
Operating (loss) income	(3.3)	(135.0)	46.2	—	(92.1)
Interest expense and financing fee amortization	—	(10.1)	(1.6)	1.5	(10.2)
Other income (expense), net	—	11.5	0.5	(1.5)	10.5
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(3.3)	(133.6)	45.1	—	(91.8)
Income tax benefit (provision)	1.4	43.2	(9.6)	—	35.0
(Loss) income before equity in net income of affiliate and subsidiaries	(1.9)	(90.4)	35.5	—	(56.8)
Equity in net income of affiliate	—	—	—	—	—
Equity in net income of subsidiaries	(54.9)	35.5	—	19.4	—
Net income	(56.8)	(54.9)	35.5	19.4	(56.8)
Other comprehensive (loss) income	15.8	15.8	16.2	(32.0)	15.8
Comprehensive income (loss)	$(41.0)	$(39.1)	$51.7	$(12.6)	$(41.0)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Six Months Ended June 28, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$3,195.2	$712.0	$(334.2)	$3,573.0
Operating costs and expenses
Cost of sales	—	2,751.9	640.5	(334.2)	3,058.2
Selling, general and administrative	5.7	101.7	9.8	—	117.2
Research and development	—	18.6	1.9	—	20.5
Total operating costs and expenses	5.7	2,872.2	652.2	(334.2)	3,195.9
Operating (loss) income	(5.7)	323.0	59.8	—	377.1
Interest expense and financing fee amortization	—	(35.9)	(2.8)	2.6	(36.1)
Other income (expense), net	—	(3.0)	(2.6)	(2.6)	(8.2)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(5.7)	284.1	54.4	—	332.8
Income tax benefit (provision)	1.1	(54.9)	(9.0)	—	(62.8)
(Loss) income before equity in net income of affiliate and subsidiaries	(4.6)	229.2	45.4	—	270.0
Equity in net income of affiliate	0.6	—	0.6	(0.6)	0.6
Equity in net income of subsidiaries	274.6	45.4	—	(320.0)	—
Net income	270.6	274.6	46.0	(320.6)	270.6
Other comprehensive (loss) income	(15.9)	(15.9)	(14.8)	30.7	(15.9)
Comprehensive income (loss)	$254.7	$258.7	$31.2	$(289.9)	$254.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Six Months Ended June 29, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$3,128.1	$713.6	$(321.5)	$3,520.2
Operating costs and expenses
Cost of sales	—	2,968.2	629.5	(321.5)	3,276.2
Selling, general and administrative	4.9	88.1	7.1	—	100.1
Impact of severe weather event	—	19.9	—	—	19.9
Research and development	—	10.6	1.1	—	11.7
Total operating costs and expenses	4.9	3,086.8	637.7	(321.5)	3,407.9
Operating (loss) income	(4.9)	41.3	75.9	—	112.3
Interest expense and financing fee amortization	—	(19.6)	(3.2)	3.1	(19.7)
Other income (expense), net	—	24.3	—	(3.1)	21.2
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(4.9)	46.0	72.7	—	113.8
Income tax (provision) benefit	1.9	(17.2)	(13.7)	—	(29.0)
(Loss) income before equity in net income of affiliate and subsidiaries	(3.0)	28.8	59.0	—	84.8
Equity in net income of affiliate	0.1	—	0.1	(0.1)	0.1
Equity in net income of subsidiaries	87.8	59.0	—	(146.8)	—
Net income	84.9	87.8	59.1	(146.9)	84.9
Other comprehensive (loss) income	19.8	19.8	20.7	(40.5)	19.8
Comprehensive income (loss)	$104.7	$107.6	$79.8	$(187.4)	$104.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
June 28, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$534.7	$58.3	$—	$593.0
Restricted cash	—	97.8	—	—	97.8
Accounts receivable, net	—	712.2	334.9	(364.2)	682.9
Contract assets, short-term	—	463.7	34.4	—	498.1
Inventory, net	—	601.6	299.2	—	900.8
Other current assets	—	50.9	2.5	—	53.4
Total current assets	—	2,460.9	729.3	(364.2)	2,826.0
Property, plant and equipment, net	—	1,595.6	507.0	—	2,102.6
Contract assets, long-term	—	55.1	—	—	55.1
Pension assets, net	—	343.3	20.4	—	363.7
Investment in subsidiary	954.7	666.9	—	(1,621.6)	—
Other assets	—	360.8	133.1	(229.5)	264.4
Total assets	$954.7	$5,482.6	$1,389.8	$(2,215.3)	$5,611.8
Liabilities
Accounts payable	$—	$801.3	$400.4	$(364.2)	$837.5
Accrued expenses	—	333.0	34.9	—	367.9
Profit sharing	—	25.8	2.7	—	28.5
Current portion of long-term debt	—	127.2	0.9	—	128.1
Advance payments, short-term	—	106.7	—	—	106.7
Contract liabilities, short-term	—	114.6	—	—	114.6
Forward loss provision, long-term	—	156.7	0.4	—	157.1
Deferred revenue and other deferred credits, short-term	—	6.5	0.5	—	7.0
Deferred grant income liability - current	—	—	22.7	—	22.7
Other current liabilities	—	83.8	0.2	—	84.0
Total current liabilities	—	1,755.6	462.7	(364.2)	1,854.1
Long-term debt	—	1,850.7	136.6	(128.9)	1,858.4
Advance payments, long-term	—	173.5	2.3	—	175.8
Pension/OPEB obligation	—	39.2	—	—	39.2
Contract liabilities, long-term	—	362.2	—	—	362.2
Forward loss provision, long-term	—	94.3	—	—	94.3
Deferred grant income liability - non-current	—	0.3	27.2	—	27.5
Deferred revenue and other deferred credits	—	25.9	2.6	—	28.5
Other liabilities	—	306.2	11.5	(100.6)	217.1
Total equity	954.7	874.7	746.9	(1,621.6)	954.7
Total liabilities and stockholders’ equity	$954.7	$5,482.6	$1,389.8	$(2,215.3)	$5,611.8

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 28, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$320.1	$77.1	$—	$397.2
Investing activities
Purchase of property, plant and equipment	—	(89.4)	(20.0)	—	(109.4)
Other	—	(0.3)	0.6	—	0.3
Net cash used in investing activities	—	(89.7)	(19.4)	—	(109.1)
Financing activities
Proceeds from issuance of bonds	—	1,300.0	—	—	1,300.0
Principal payments of debt	—	(2.7)	(0.6)	—	(3.3)
Payments on term loan	—	(256.2)		—	(256.2)
Payments on bonds	—	(202.6)	—	—	(202.6)
Proceeds (payments) from intercompany debt	—	57.2	(57.2)	—	—
Debt issuance and financing costs	—	(16.9)	—	—	(16.9)
Taxes paid related to net share settlement of awards	—	(15.4)	—	—	(15.4)
Proceeds (payments) from subsidiary for purchase of treasury stock	805.8	(805.8)	—	—	—
Purchase of treasury stock	(805.8)	—	—	—	(805.8)
Proceeds (payments) from subsidiary for dividends paid	22.8	(22.8)	—	—	—
Dividends Paid	(22.8)	—	—	—	(22.8)
Net cash used in financing activities	—	34.8	(57.8)	—	(23.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	—	0.2
Net increase in cash, cash equivalents, and restricted cash for the period	—	265.2	0.1	—	265.3
Cash, cash equivalents, and restricted cash, beginning of period	—	387.3	58.2	—	445.5
Cash, cash equivalents, and restricted cash, end of period	$—	$652.5	$58.3	$—	$710.8

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 29, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$255.7	$78.3	$—	$334.0
Investing activities
Purchase of property, plant and equipment	—	(76.2)	(11.9)	—	(88.1)
Proceeds from sale of assets	—	0.2	—	—	0.2
Other	—	—	—	—	—
Net cash used in investing activities	—	(76.0)	(11.9)	—	(87.9)
Financing activities
Principal payments of debt	—	(0.6)	(1.2)	—	(1.8)
Payment on term loan	—	(6.3)	—	—	(6.3)
Proceeds (payments) from intercompany debt	—	39.0	(39.0)	—	—
Taxes paid related to net share settlement of awards	—	(13.1)	—	—	(13.1)
Debt issuance and financing costs	—	(0.9)	—	—	(0.9)
Proceeds from financing under the New Markets Tax Credit Program	—	7.6	—	—	7.6
Proceeds (payments) from subsidiary for purchase of treasury stock	207.6	(207.6)	—	—	—
Purchase of treasury stock	(207.6)	—	—	—	(207.6)
Proceeds (payments) from subsidiary for dividends paid	24.0	(24.0)	—	—	—
Dividends Paid	(24.0)	—	—	—	(24.0)
Net cash used in financing activities	—	(205.9)	(40.2)	—	(246.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	3.6	—	3.6
Net (decrease) increase in cash, cash equivalents, and restricted cash for the period	—	(26.2)	29.8	—	3.6
Cash, cash equivalents, and restricted cash, beginning of period	—	700.0	17.6	—	717.6
Cash, cash equivalents, and restricted cash, end of period	$—	$673.8	$47.4	$—	$721.2

24.  Asco Acquisition

On May 1, 2018, the Company and its wholly-owned subsidiary Spirit Belgium entered into the Purchase Agreement pursuant to which Spirit Belgium will purchase all of the issued and outstanding equity of Asco, a leading supplier of high lift wing structures, mechanical assemblies and major functional components to major OEMs and Tier I suppliers in the global commercial aerospace and military markets, for the translated amount of $650.0 in cash, subject to certain customary closing adjustments, including foreign currency adjustments. The definitive agreement is subject to customary closing conditions, including regulatory approvals and customer consents. The acquisition is expected to close in the second half of 2018 and financial results will not include Asco’s results until the acquisition is closed.

Acquisition-related expenses were $12.1 for the three months ended June 28, 2018 and are included in selling, general and administrative costs on the condensed and consolidated statements of income.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the description set forth in the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2018, and the full text of the Purchase Agreement, which is filed as an exhibit hereto.

25.  Subsequent Events

2018 Credit Agreement

On July 12, 2018, the Company replaced the 2016 Credit Agreement by entering into a $1,260.0 senior unsecured Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower (“Spirit” or the “Borrower”), the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein (the “2018 Credit Agreement”), consisting of a $800.0 revolving credit facility (the “2018 Revolver”), a $206.0 term loan A facility (the “2018 Term Loan”) and a $250.0 delayed draw term loan facility (the “Delayed Draw Term Loan”).

Each of the 2018 Revolver, the 2018 Term Loan and the Delayed Draw Term Loan matures July 12, 2023, and bears interest, at Spirit’s option, at either LIBOR plus 1.375% or a defined “base rate” plus 0.375%, subject to adjustment to between LIBOR plus 1.125% and LIBOR plus 1.875% (or between base rate plus 0.125% and base rate plus 0.875%, as applicable) based on changes to Spirit’s senior unsecured debt rating provided by Standard & Poor’s Financial Services LLC and/or Moody’s Investors Service, Inc. The principal obligations under the 2018 Term Loan are to be repaid in equal quarterly installments of $2.6, commencing with the fiscal quarter ending March 31, 2019, and with the balance due at maturity of the 2018 Term Loan. The principal obligations under the Delayed Draw Term Loan are to be repaid in equal quarterly installments of 1.25% of the outstanding principal amount of the Delayed Draw Term Loan as of March 31, 2019, subject to adjustments for any extension of the availability period of the Delayed Draw Term Loan, with the balance due at maturity of the Delayed Draw Term Loan.

The Delayed Draw Term Loan is available for Spirit to draw until January 12, 2019, which date may be extended for two additional three-month periods, in each instance subject to Spirit’s payment of a fee to the relevant lenders based on the undrawn Delayed Draw Term Loan commitment.

The 2018 Credit Agreement also contains an accordion feature that provides Spirit with the option to increase the 2018 Revolver commitments and/or institute one or more additional term loans by an amount not to exceed $750.0 in the aggregate, subject to the satisfaction of certain conditions and the participation of the lenders. The 2018 Credit Agreement contains customary affirmative and negative covenants, including certain financial covenants that are tested on a quarterly basis. Spirit’s obligations under the 2018 Credit Agreement may be accelerated upon an event of default, which includes non-payment of principal or interest, material breach of a representation or warranty, material breach of a covenant, cross-default to material indebtedness, material judgments, ERISA events, change in control, bankruptcy and invalidity of the guarantee of Spirit’s obligations under the 2018 Credit Agreement made by the Company.

Spirit used the proceeds of the 2018 Term Loan to pay off outstanding amounts under the 2016 Credit Agreement and the remainder will be used for general corporate purposes

The foregoing description of the 2018 Credit Agreement in this Quarterly Report on Form 10-Q does not purport to be complete and is qualified in its entirety by reference to the full text of the 2018 Credit Agreement, which was filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on July 13, 2018.

Contractual Terms Clarification

On July 6, 2018, Spirit filed a complaint in Washington Superior Court entitled Spirit AeroSystems, Inc. v. The Boeing Company (No. 18-2-16649-7  SEA).  Spirit is seeking payment of money that Boeing owes Spirit for product ordered by Boeing and delivered by Spirit. As of the date of filing the complaint, Boeing has underpaid Spirit approximately $64.0. Boeing claims to be withholding money due to customer warranty claims, which are technical in nature and largely relate to designs that predate Spirit’s separation from Boeing in 2005.  Spirit disputes its liability for those claims.  Spirit is also asking the court to clarify the parties’ contractual obligations, including that Boeing has no right under the parties’ contracts to withhold money presently due based on disputed warranty claims on past orders.

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

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:1)  our ability to continue to grow our business and execute our growth strategy, including the timing, execution, and profitability of new and maturing programs; 2)  our ability to perform our obligations under our new and maturing commercial, business aircraft, and military development programs, and the related recurring production; 3) our ability to accurately estimate and manage performance, cost, and revenue under our contracts, including our ability to achieve certain cost reductions with respect to the B787 program; 4) margin pressures and the potential for additional forward losses on new and maturing programs; 5)  our ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft; 6) the effect on aircraft demand and build rates of changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market and expanding conflicts or political unrest in the Middle East or Asia; 7) customer cancellations or deferrals as a result of global economic uncertainty or otherwise; 8) the effect of economic conditions in the industries and markets in which we operate in the U.S. and globally and any changes therein, including fluctuations in foreign currency exchange rates; 9) the success and timely execution of key milestones such as the receipt of necessary regulatory approvals, including our ability to obtain in a timely fashion any required regulatory or other third party approvals for the consummation of our announced acquisition of Asco, and customer adherence to their announced schedules; 10) our ability to successfully negotiate, or re-negotiate, future pricing under our supply agreements with Boeing and our other customers; 11) our ability to enter into profitable supply arrangements with additional customers; 12) the ability of all parties to satisfy their performance requirements under existing supply contracts with our two major customers, Boeing and Airbus, and other customers, and the risk of nonpayment by such customers; 13) any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals, or reduced orders by their customers or from labor disputes, domestic or international hostilities, or acts of terrorism; 14) any adverse impact on the demand for air travel or our operations from the outbreak of diseases or epidemic or pandemic outbreaks; 15) our ability to avoid or recover from cyber-based or other security attacks, information technology failures, or other disruptions; 16) returns on pension plan assets and the impact of future discount rate changes on pension obligations; 17) our ability to borrow additional funds or refinance debt, including our ability to obtain the debt to finance the purchase price for our announced acquisition of Asco on favorable terms or at all; 18) competition from commercial aerospace original equipment manufacturers and other aerostructures suppliers; 19) the effect of governmental laws, such as U.S. export control laws and U.S. and foreign anti-bribery laws such as the Foreign Corrupt Practices Act and the United Kingdom Bribery Act, and environmental laws and agency regulations, both in the U.S. and abroad; 20) the effect of changes in tax law, such as the effect of The Tax Cuts and Jobs Act that was enacted on December 22, 2017, and changes to the interpretations of or guidance related thereto, and the Company’s ability to accurately calculate and estimate the effect of such changes; 21) any reduction in our credit ratings; 22) our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components; 23) our ability to recruit and retain a critical mass of highly-skilled employees and our relationships with the unions representing many of our employees; 24) spending by the U.S. and other governments on defense; 25) the possibility that our cash flows and our credit facility may not be adequate for our additional capital needs or for payment of interest on, and principal of, our indebtedness; 26) our exposure under our revolving credit facility to higher interest payments should interest rates increase substantially; 27) the effectiveness of any interest rate hedging programs; 28) the effectiveness of our internal control over financial reporting; 29) the outcome or impact of ongoing or future litigation, claims, and regulatory actions; 30) exposure to potential product liability and warranty claims; 31) our ability to effectively assess, manage and integrate acquisitions that we pursue, including our ability to successfully integrate the Asco business and generate synergies and other cost savings; 32) our ability to consummate our announced acquisition of Asco in a timely matter while avoiding any unexpected costs, charges, expenses, adverse changes to business relationships and other business disruptions for ourselves and Asco as a result of the acquisition; 33) our ability to continue selling certain receivables through our supplier financing program; 34) the risks of doing business internationally, including fluctuations in foreign current exchange rates, impositions of tariffs or embargoes, trade restrictions, compliance with foreign laws, and domestic and foreign government policies; and 35) our ability to complete the accelerated stock repurchase plan, among other things.

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should review carefully the section captioned “Risk Factors” in the Company’s 2017 Form 10-K and the Company's Quarterly Report on Form 10-Q for the first quarter of 2018 for a more complete discussion of these and other factors that may affect our business.

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

Programs

B737 Program

The B737 program has been steadily increasing in rate due to increased demand, and will continue to do so for the remainder of 2018. As we are working to meet this increased demand, we have experienced supplier disruptions, challenges relating to model mix changes from the B737 NG to B737 MAX, and other challenges that have resulted in additional production costs including overtime, expedited freight, and surge resources. In response to these disruptions, we implemented a comprehensive recovery plan in the first half of 2018 to eliminate the current operational challenges and mitigate future challenges. With this recovery plan in place, we made great efforts during the second quarter to recover to our planned production schedule. Additional efforts will be ongoing to address these challenges on a go-forward basis. As a result of our efforts to recover to plan, we incurred additional expenses that are reflected in our financial results. We expect these additional costs to be reduced in the second half of 2018.

B787 Program

As we continue on the B787 program, our performance depends on our continued ability to achieve cost reductions in our manufacturing and support labor and supply chain. In the first quarter of 2018, the adoption of ASU 2017-07 resulted in a decrease in operating income on the B787 program and we recorded additional forward loss reserves of $17.4 million. In the second quarter of 2018, we recognized favorable changes in estimates on the B787 program from favorable performance on cost initiatives, which resulted in a reversal of $15.1 million of previously recognized forward loss reserves.

We have agreed to price reductions for future units and we expect to continue to reduce costs in the future. If we are unable to continue to reduce our costs on the B787 program while successfully executing future rate increases, we may record additional forward loss reserves.

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

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended		Six Months Ended
	June 28, 2018	June 29, 2017	June 28, 2018	June 29, 2017
	($ in millions)		($ in millions)
Revenue	$1,836.9	$1,826.1	$3,573.0	$3,520.2
Cost of sales	1,547.2	1,855.2	3,058.2	3,276.2
Gross profit	289.7	(29.1)	514.8	244.0
Selling, general and administrative	61.0	47.2	117.2	100.1
Impact of severe weather event	—	9.1	—	19.9
Research and development	11.1	6.7	20.5	11.7
Operating (loss) income	217.6	(92.1)	377.1	112.3
Interest expense and financing fee amortization	(24.8)	(10.2)	(36.1)	(19.7)
Other (expense) income, net	(12.3)	10.5	(8.2)	21.2
(Loss) income before income taxes and equity in net income of affiliate	180.5	(91.8)	332.8	113.8
Income tax provision	(35.3)	35.0	(62.8)	(29.0)
(Loss) income before equity in net income of affiliate	145.2	(56.8)	270.0	84.8
Equity in net income of affiliate	—	—	0.6	0.1
Net (loss) income	$145.2	$(56.8)	$270.6	$84.9

Comparative shipset deliveries by model are as follows:

	Three Months Ended		Six Months Ended
Model	June 28, 2018	June 29, 2017	June 28, 2018	June 29, 2017
B737	169	136	297	262
B747	2	2	3	3
B767	7	7	15	13
B777	12	19	21	40
B787	38	36	75	68
Total Boeing	228	200	411	386
A320 Family	162	152	323	306
A330/340	17	19	33	39
A350 XWB	24	23	52	47
A380	1	4	3	8
Total Airbus	204	198	411	400
Business/Regional Jets	22	26	42	48
Total	454	424	864	834

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

Net revenues by prime customer are as follows:

	Three Months Ended		Six Months Ended
Prime Customer	June 28, 2018	June 29, 2017	June 28, 2018	June 29, 2017
	($ in millions)		($ in millions)
Boeing	$1,456.4	$1,406.8	$2,796.8	$2,753.9
Airbus	290.6	316.9	605.1	596.4
Other	89.9	102.4	171.1	169.9
Total net revenues	$1,836.9	$1,826.1	$3,573.0	$3,520.2

Changes in Estimates

During the second quarter of 2018, we recognized total changes in estimates of $24.9 million, which included favorable changes in estimates on loss programs of $17.4 million, and favorable cumulative catch-up adjustments related to periods prior to the second quarter of 2018 of $7.5 million. During the same period in the prior year, we recognized total changes in estimates of $(329.2) million, which included net forward loss charges of $353.5 million, partially offset by favorable cumulative catch-up adjustments related to periods prior to the second quarter of 2017 of $24.3 million.

Three Months Ended June 28, 2018 as Compared to Three Months Ended June 29, 2017

Revenue.  Revenues for the three months ended June 28, 2018 were $1,836.9 million, an increase of $10.8 million, or 1%, compared to net revenues of $1,826.1 million for the same period in the prior year. Higher revenues were recorded for the Fuselage Systems segment and lower revenues were recorded for the Propulsion and Wing Systems segments during the second quarter of 2018 compared to the same period in the prior year. The increase in revenues was primarily due to higher production work on the B737 program, higher revenues recognized on certain non-recurring Boeing programs, and increased defense related work, partially offset by lower production deliveries on the B777 program, the absence of a litigation reserve reversed in the second quarter of 2017, and lower revenues recognized on the B787 program due to the adoption of ASC 606. Approximately 95% of Spirit’s net revenues for the second quarter of 2018 came from our two largest customers, Boeing and Airbus.

Total production deliveries to Boeing increased to 228 shipsets during the second quarter of 2018, compared to 200 shipsets delivered in the same period of the prior year, primarily driven by increased production on the B737 program, partially offset by decreased production on the B777 program. Total production deliveries to Airbus increased to 204 shipsets during the second quarter of 2018, compared to 198 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 program, partially offset by lower A380 deliveries. Total production deliveries of business/regional jet wing and wing components decreased to 22 shipsets during the second quarter of 2018, compared to 26 shipsets delivered in the same period of the prior year, driven by lower production on the A220 program. In total, production deliveries increased to 454 shipsets during the second quarter of 2018, compared to 424 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $289.7 million for the three months ended June 28, 2018, as compared to $(29.1) million for the same period in the prior year. This increase was driven by the absence of net forward loss charges recognized on the B787 program in the second quarter of 2017, partially offset by decreased margins recognized on certain Boeing recurring programs.

SG&A and Research and Development.  SG&A expense was $13.8 million higher for the three months ended June 28, 2018, compared to the same period in the prior year, primarily due to costs incurred related to the anticipated purchase of Asco. Research and development expense was $4.4 million higher for the three months ended June 28, 2018, compared to the same period in the prior year, primarily due to more internal projects underway.

Impact of Severe Weather Event.  During the second quarter of 2017, the Company recorded a $9.1 million charge against operating income related to the aftermath of Hurricane Matthew that caused the Company’s Kinston, North Carolina site operations to temporarily shut down in the fourth quarter of 2016.

Operating (Loss) Income.  Operating income for the three months ended June 28, 2018 was $217.6 million, an increase of $309.7 million, or 336% compared to an operating loss of $(92.1) million for the same period in the prior year. The increase in operating income was driven by the absence of net forward loss charges recognized on the B787 program in the second quarter of 2017.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended June 28, 2018 was $24.8 million, compared to $10.2 million for the same period in the prior year. Interest expense and financing fee amortization during the second quarter of 2018 included $12.6 million of interest and fees paid or accrued in connection with long-term debt and $10.5 million in amortization of deferred financing costs and original issue discount, compared to $8.7 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. During the second quarter of 2018, we extinguished our $300.0 million 2022 Notes through a tender offer and redemption. As a result, we recognized a loss on extinguishment of $9.0 million.

Other (Expense) Income, net. Other expense, net for the three months ended June 28, 2018 was $12.3 million, compared to Other income, net of $10.5 million for the same period in the prior year. Other expense, net during the second quarter of 2018 was primarily driven by losses on foreign currency forward contracts as the U.S. Dollar strengthened against the Euro and net losses taken on sales of receivables, partially offset by pension income and foreign exchange rate fluctuations as the U.S. Dollar strengthened against the British Pound. Other income, net during the second quarter of 2017 was primarily driven by pension income.

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

The income tax provision for the three months ended June 28, 2018 includes $29.9 million for federal taxes, $0.9 million for state taxes and $4.6 million for foreign taxes. The income tax provision for the three months ended June 29, 2017 includes ($41.8) million for federal taxes, ($1.6) million for state taxes and $8.4 million for foreign taxes. The effective tax rate for the three months ended June 28, 2018 was 19.6% as compared to 38.1% for the same period in 2017. The difference in the effective tax rate recorded for 2018 as compared to 2017 is related primarily to the enactment of the TCJA, including the reduction in the U.S. corporate federal income tax rate from 35% to 21% and the elimination of the domestic manufacturing deduction and, unrelated to the TCJA, the proportional tax rate effects of pre-tax losses in 2017. The decrease from the U.S. statutory tax rate is attributable primarily to the generation of state income tax and federal research tax credits, share based compensation excess tax benefit, and foreign tax rates lower than the U.S. rate, offset by estimated GILTI tax provisions. For additional information on the TCJA and GILTI tax, please see Note 18, Income Taxes, to our condensed consolidated financial statements included in Part I of this Quarterly Report.

Segments.  The following table shows segment revenues and operating income for the three months ended June 28, 2018 and June 29, 2017:

	Three Months Ended
	June 28, 2018	June 29, 2017
	($ in millions)
Segment Revenues
Fuselage Systems	$1,029.7	$938.2
Propulsion Systems	422.7	436.5
Wing Systems	383.0	450.5
All Other	1.5	0.9
	$1,836.9	$1,826.1
Segment Operating Income
Fuselage Systems (1)	$163.2	$(84.8)
Propulsion Systems (1)	74.8	39.3
Wing Systems (1)	56.7	28.9
All Other	—	(0.6)
	294.7	(17.2)
SG&A	(61.0)	(47.2)
Impact of severe weather event	—	(9.1)
Research and development	(11.1)	(6.7)
Unallocated cost of sales(2)	(5.0)	(11.9)
Total operating (loss) income	$217.6	$(92.1)

(1)
Prior period information has been reclassified as a result of the Company's adoption of ASU 2017-07 on a retrospective basis in 2018. In accordance with the adoption of this guidance, prior year amounts related to the components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of goods sold and selling, general and administrative expense to other income (expense) within the consolidated statement of operations for all periods presented. Accordingly, expenses of $4.6, $1.7, and $1.9 on the Fuselage, Propulsion, and Wing Systems, respectively, were reclassified into segment operating income for the three months ended June 29, 2017.

(2)
Includes $4.0 million and $0.5 million of warranty expense for the three months ended June 28, 2018 and June 29, 2017 respectively. Also includes a charge for excess purchases and purchase commitments of $11.5 million for the three months ended June 29, 2017.

Fuselage Systems, Propulsion Systems, Wing Systems and All Other represented approximately 56%, 23%, 21% and less than 1%, respectively, of our net revenues for the three months ended June 28, 2018.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended June 28, 2018, were $1,029.7 million, an increase of $91.5 million, or 10%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the B737 and B787 programs, increased defense-related activity, and higher revenue on certain non-recurring programs, partially offset by lower production deliveries on the B777 and lower revenues recognized on the B787 program due to the adoption of ASC 606. Fuselage Systems segment operating margins were 16% for the three month period ended June 28, 2018, compared to (9)% for the same period in the prior year, primarily due to the absence of a $230.5 million reach-forward loss charge recognized on the B787 program in 2017 and increased margins recorded on the A350 XWB program due to the adoption of ASC 606, partially offset by lower margins recognized on the B737 and B777 programs. In the second quarter of 2018, the segment recorded favorable cumulative catch-up adjustments of $5.7 million and favorable changes in estimates on loss programs of $10.1 million. In comparison, during the second quarter of 2017, the segment recorded favorable cumulative catch-up adjustments of $0.7 million and net forward loss charges of $231.7 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended June 28, 2018 were $422.7 million, a decrease of $13.9 million, or 3%, compared to the same period in the prior year. The decrease was primarily due to lower production deliveries on the B777, lower revenues recognized on certain non-recurring programs, and lower revenues recognized on the B787 program due to the adoption of ASC 606, partially offset by increased production on the B737 program. Propulsion Systems segment operating margins were 18% for the three months ended June 28, 2018, compared to 9% for the same period in the prior year. This increase was primarily driven by the absence of a $48.3 million reach-forward loss charge recognized on the B787 program in 2017, partially offset by lower margins recognized on the B777 program. The segment recorded favorable cumulative catch-up adjustments of $3.4 million and favorable changes in estimates on loss programs of $4.3 million for the three months ended June 28, 2018. In comparison, during the same period of the prior year, the segment recorded favorable cumulative catch-up adjustments of $6.1 million and net forward loss charges of $48.0 million.

Wing Systems.  Wing Systems segment net revenues for the three months ended June 28, 2018 were $383.0 million, a decrease of $67.4 million, or 15%, compared to the same period in the prior year. The decrease was primarily due to lower production deliveries on the B777, lower revenue recognized on the A350 XWB program in accordance with pricing terms, lower revenues recognized on the B787 program due to the adoption of ASC 606, and the impact of foreign currency fluctuations on the A320 program, partially offset by increased production on the B737 program. Wing Systems segment operating margins were 15% for the three months ended June 28, 2018, compared to 7% for the same period in the prior year. This increase was primarily driven by the absence of a $74.0 million reach-forward loss recognized on the B787 program in 2017 and increased margins recorded on the A350 XWB program due to the adoption of ASC 606, partially offset by decreased margins recognized on the B737 and B777 programs. In the second quarter of 2018, the segment recorded favorable changes in estimates on loss programs of $3.0 million and unfavorable cumulative catch-up adjustments of $1.6 million. In comparison, during the second quarter of 2017, the segment recorded $73.8 million of net forward loss charges as well as favorable cumulative catch-up adjustments of $17.5 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the three months ended June 28, 2018, All Other segment net revenues were $1.5 million, an increase of $0.6 million compared to the same period in the prior year.

Six Months Ended June 28, 2018 as Compared to Six Months Ended June 29, 2017

Net Revenues.  Net revenues for the six months ended June 28, 2018 were $3,573.0 million, an increase of $52.8 million, or 1%, compared to net revenues of $3,520.2 million for the same period in the prior year. Higher revenues were recorded for the Fuselage segment and lower revenues were recorded for the Propulsion Systems and Wing Systems segments during the first half of 2018 as compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries of the B737, B787, A350 XWB, and A320 programs, increased defense related activities, and higher revenues recognized on certain non-recurring Boeing programs, partially offset by lower production deliveries of the B777 and A380 programs, lower revenues recognized on the B787 program due to the adoption of ASC 606, and the absence of a litigation reserve reversed in the second quarter of 2017. Approximately 95% of Spirit’s net revenues for the first half of 2018 came from our two largest customers, Boeing and Airbus.

Production deliveries to Boeing increased to 411 shipsets during the first half of 2018, compared to 386 shipsets delivered in the same period of the prior year, primarily driven by increased production on the B737 and B787 programs, partially offset by decreased production of the B777 program. Production deliveries to Airbus increased to 411 shipsets during the first half of 2018, compared to 400 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 and A350 XWB programs, partially offset by lower A380 deliveries. Production deliveries of business/regional jet wing and wing components decreased to 42 shipsets during the first half of 2018, compared to 48 shipsets delivered in the same period of the prior year. In total, production deliveries increased by 4% to 864 shipsets during the first half of 2018, compared to 834 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $514.8 million, or 14%, for the six months ended June 28, 2018, as compared to $244.0 million, or 7%, for the same period in the prior year. The increase in gross profit was primarily driven by the absence of the $352.8 million reach-forward loss recorded on the B787 program in the second quarter of 2017, partially offset by decreased production on the B777 program and lower margins recognized on the B737 program.

SG&A and Research and Development.  SG&A expense was $17.1 million higher for the six months ended June 28, 2018, compared to the same period in the prior year primarily due to costs incurred related to the anticipated purchase of Asco. Research and development expense was $8.8 million higher for the six months ended June 28, 2018, compared to the same period in the prior year primarily due to more internal projects underway.

Impact of Severe Weather Event.  For the six months ended June 29, 2017, the Company recorded a $19.9 million charge against operating income related to the aftermath of Hurricane Matthew, which caused the Company's Kinston, North Carolina site operations to temporarily shut down in the fourth quarter of 2016.

Operating Income.  Operating income for the six months ended June 28, 2018 was $377.1 million, an increase of $264.8 million, or 236%, compared to operating income of $112.3 million for the same period in the prior year. The increase in operating income was primarily due to the absence of net forward loss charges on the B787 program recorded in the second quarter of 2017 and the absence of expenses related to the severe weather event, partially offset by decreased production on the B777 program, lower margins recognized on the B737 program, and expenses related to the purchase of Asco.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the six months ended June 28, 2018 includes $21.4 million of interest and fees paid or accrued in connection with long-term debt and $11.4 million in amortization of deferred financing costs and original issue discount, compared to $18.0 million of interest and fees paid or accrued in connection with long-term debt and $1.7 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. During the second quarter of 2018, we extinguished our $300.0 million 2022 Notes through a tender offer and redemption. As a result, we recognized a loss on extinguishment of $9.0 million.

Other (Expense) Income, net. Other expense for the six months ended June 28, 2018 was $8.2 million, compared to Other income of $21.2 million for the same period in the prior year. Other expense during 2018 was primarily driven by losses on foreign currency forward hedge contracts as the U.S. Dollar strengthened against the Euro and net losses on sales of receivables, partially offset by pension income.

Provision for Income Taxes. Our reported tax rate includes two principal components: an expected annual tax rate and discrete items resulting in additional provisions or benefits that are recorded in the quarter that an event arises. Events or items that could give rise to discrete recognition could include excess tax benefits in respect of share-based compensation, finalizing audit examinations for open tax years, statute of limitations expiration, or a change in tax law.

The income tax provision for the six months ended June 28, 2018 includes $53.9 million for federal taxes, $1.4 million for state taxes, and $7.6 million for foreign taxes. The income tax provision for the six months ended June 29, 2017 includes $17.0 million for federal taxes, $0.5 million for state taxes, and $11.5 million for foreign taxes. The effective tax rate for the six months ended June 28, 2018 was 18.9% as compared to 25.5% in 2017. The difference in the effective tax rate recorded for 2018 as compared to 2017 is related primarily to the enactment of the TCJA, including the reduction in the U.S. corporate federal income tax rate from 35% to 21% and the elimination of the domestic manufacturing deduction, offset by the proportional tax rate effects of lower pre-tax income in 2017. The decrease from the U.S. statutory tax rate is attributable primarily to the generation of state income tax and federal research tax credits, share based compensation excess tax benefit, and foreign tax rates lower than the U.S. rate, offset by estimated GILTI tax provisions. For additional information on the TCJA and GILTI tax, please see Note 18, Income Taxes, to our condensed consolidated financial statements included in Part I of this Quarterly Report.

Segments.  The following table shows segment revenues and operating income for the six months ended June 28, 2018 and June 29, 2017:

	Six Months Ended
	June 28, 2018	June 29, 2017
	($ in millions)
Segment Revenues
Fuselage Systems	$1,992.4	$1,855.1
Propulsion Systems	817.2	842.8
Wing Systems	760.0	819.5
All Other	3.4	2.8
	$3,573.0	$3,520.2
Segment Operating Income
Fuselage Systems(1)	$282.9	$61.2
Propulsion Systems(1)	127.7	111.0
Wing Systems(1)	107.5	85.6
All Other	(1.0)	(0.7)
	517.1	257.1
Corporate SG&A	(117.2)	(100.1)
Research and development	(20.5)	(11.7)
Unallocated cost of sales(2)	(2.3)	(13.1)
Total operating income	$377.1	$132.2

(1)
Prior period information has been reclassified as a result of the Company's adoption of ASU 2017-07 on a retrospective basis in 2018. In accordance with the adoption of this guidance, prior year amounts related to the components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of sales and selling, general and administrative expense to other income (expense) within the consolidated statement of operations for all periods presented. Accordingly, expenses of $9.0, $3.7, and $3.7 on the Fuselage, Propulsion, and Wing Systems, respectively, were reclassified into segment operating income for the six months ended June 29, 2017.

(2)
Includes $1.1 million and $1.7 million of warranty expense for the six months ended June 28, 2018 and June 29, 2017, respectively. Also includes a charge for excess purchases and purchase commitments of $11.5 million for the six months ended June 29, 2017.

Fuselage Systems.  Fuselage Systems segment net revenues for the six months ended June 28, 2018 were $1,992.4 million, an increase of $137.3 million, or 7%, compared to the same period in the prior year. The increase was primarily due to increased production on the B737, B787, and A350 XWB programs, increased defense related activities, and higher revenue recognized on certain non-recurring Boeing programs, partially offset by decreased deliveries on the B777, lower revenues recognized on the B787 program due to the adoption of ASC 606. Fuselage Systems segment operating margins were 14% for the six months ended June 28, 2018, compared to 3% for the same period in the prior year. The increase was primarily driven by the absence of a $230.5 million reach-forward loss on the B787 program recognized in 2017 and increased margins recognized on the A350 XWB program due to the adoption of ASC 606, partially offset by decreased margins on the B737 and B777 programs. In the first half of 2018, the segment recorded net forward loss charges of $1.5 million and unfavorable cumulative catch-up adjustments of $2.5 million. In comparison, during the first half of 2017, the segment recorded net forward loss charges of $237.6 million and favorable cumulative catch-up adjustments of $3.3 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the six months ended June 28, 2018 were $817.2 million, a decrease of $25.6 million, or 3%, compared to the same period in the prior year. The decrease was primarily due to decreased deliveries on the B777 program, lower revenues recognized on certain non-recurring Boeing programs, and lower revenues recognized on the B787 program due to the adoption of ASC 606, partially offset by increased production on the B737 program. Propulsion Systems segment operating margins were 16% for the six months ended June 28, 2018, compared to 13% for the same period in the prior year. The increase in margins was primarily driven by the absence of a $48.3 million reach-forward loss charge on the B787 program in 2017. In the first half of 2018, the segment recorded favorable cumulative catch-up adjustments of $1.4 million and favorable changes in estimates on loss programs of $0.8 million. In comparison, during the first half of 2017, the segment recorded $48.0 million of net forward loss charges and favorable cumulative catch-up adjustments of $3.8 million.

Wing Systems.  Wing Systems segment net revenues for the six months ended June 28, 2018 were $760.0 million, a decrease of $59.5 million, or 7%, compared to the same period in the prior year. The decrease was primarily due to decreased deliveries on the B777 program and lower revenues recognized on the B787 programs due to the adoption of ASC 606, partially offset by higher B737 and A320 wing related activity. Wing Systems segment operating margins were 14% for the six months ended June 28, 2018, compared to 10% for the same period in the prior year, driven primarily by the absence of a $74.0 million reach-forward loss charge recognized on the B787 program in 2017. In the first half of 2018, the segment recorded net forward loss charges of $0.5 million and favorable cumulative catch-up adjustments of $0.7 million. In comparison, during the first half of 2017, the segment recorded net forward loss charges of $72.0 million and favorable cumulative catch-up adjustments of $22.0.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the six months ended June 28, 2018, All Other segment net revenues were $3.4 million, an increase of $0.6 million compared to the same period in the prior year. The All Other segment recorded (29)% operating margins for the six months ended June 28, 2018.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows from continuing operations. We expend significant capital as we undertake new programs, meet increased production rates on certain mature and maturing programs, and develop new technologies for the next generation of aircraft, which may not be funded by our customers. In addition, other significant factors that affect our overall management of liquidity include: debt service, redemptions of debt, the ability to attract long-term capital at satisfactory terms, research and development, capital expenditures, share repurchases, dividend payments, and merger and acquisition activities. As described above, we have entered into the Purchase Agreement with respect to the acquisition of Asco for $650.0 million. Further, in May 2018, the Company entered into the ASRs to repurchase in total $725.0 million of the Company’s class A common stock. We funded the ASRs with proceeds from the debt issuances executed during the second quarter of 2018 and will fund the acquisition of Asco through our 2018 Credit Agreement.

As of June 28, 2018, we had $593.0 million of cash and cash equivalents on the balance sheet. In addition, we currently have $800.0 million of available borrowing capacity under our 2018 Revolver. There were no borrowings or outstanding balances under our 2016 Revolver as of June 28, 2018.

We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, we believe that our access to the 2018 Credit Agreement, and ability to obtain debt financing provides additional potential sources of liquidity as required or appropriate.

Cash Flows

The following table provides a summary of our cash flows for the three months ended June 28, 2018 and June 29, 2017:

	For the six months ended
	June 28, 2018	June 29, 2017
	($ in millions)
Net cash provided by operating activities	$397.2	$334.0
Net cash used in investing activities	(109.1)	(87.9)
Net cash used in financing activities	(23.0)	(246.1)
Effect of exchange rate change on cash and cash equivalents	0.2	3.6
Net increase in cash, cash equivalents and restricted cash for the period	265.3	3.6
Cash, cash equivalents, and restricted cash beginning of period	445.5	717.6
Cash, cash equivalents, and restricted cash, end of period	$710.8	$721.2

Six Months Ended June 28, 2018 as Compared to Six Months Ended June 29, 2017

Operating Activities. For the six months ended June 28, 2018, we had a net cash inflow of $397.2 million from operating activities, an increase of $63.2 million compared to a net cash inflow of $334.0 million for the same period in the prior year. The increase in net cash provided by operating activities was primarily due to lower repayment of customer advances, partially offset by higher payments of annual employee bonuses.

Investing Activities. For the six months ended June 28, 2018, we had a net cash outflow of $109.1 million for investing activities, an increase in outflow of $21.2 million compared to a net cash outflow of $87.9 million for the same period in the prior year. The increase in cash outflow is due to an increase in capital expenditures during the first six months of 2018.

Financing Activities. For the six months ended June 28, 2018, we had a net cash outflow of $23.0 million for financing activities, a decrease in outflow of $223.1 million, compared to a net cash outflow of $246.1 million for the same period in the prior year. The decrease in net cash outflow is primarily due to the issuance of senior notes entered into during the second quarter 2018, which resulted in $1,300.0 million proceeds from the issuance of debt, partially offset by $479.0 payments on debt and debt issuance and financing costs. During the six months ended June 28, 2018, the Company repurchased 8,157,287 shares of its class A common stock for $805.8 million, compared to 3,644,890 shares repurchased for $207.6 million during the same period in the prior year. Additionally, during the six months ended June 28, 2018, the Company paid dividends of $22.8 million to its stockholders of record, compared to dividends of $24.0 million paid in the same period in the prior year.

Pension and Other Post-Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at June 28, 2018 and we anticipate non-cash pension income for 2018 to remain at or near the same level as 2017. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 13, Pension and Other Post-Retirement Benefits, for more information on the Company’s pension plans.

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 million and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps was an asset of $3.2 million as of June 28, 2018. For the six months ended June 28, 2018, the Company recorded a gain related to swap activity of $1.8 million, compared to a loss of $1.5 million during the same period in the prior year.

Foreign Currency Forward Contract

As described further in Note 24, Asco Acquisition, the Company and its wholly-owned subsidiary Spirit Belgium entered into the Purchase Agreement pursuant to which Spirit Belgium will purchase all of the issued and outstanding equity of Asco for $650.0 million in cash, subject to certain customary closing adjustments, including foreign currency adjustments. As such, movements in the Euro exchange rates could cause the purchase price to fluctuate, affecting our cash flows.

To reduce the Company's exposure to currency exchange rate fluctuations, the Company entered into foreign currency forward contract. The objective of this contract is to minimize the impact of currency exchange rate movements on the Company's cash flows, however the Company has not designated this forward contract as a hedge and has not applied hedge accounting to it. During the second quarter of 2018, the Company entered into a foreign currency forward contract in the amount of $580.0 million to reduce the Euro exchange rate exposure of the purchase of Asco. The fair value of the foreign currency forward contract, using Level 2 inputs, was a liability of $21.5 million as of June 28, 2018. The Company recorded a loss related to foreign currency forward contract activity of $21.5 million, for both the three and six months ended June 28, 2018.

Debt and Other Financing Arrangements

As of June 28, 2018, the outstanding balance of the 2016 Term Loan was $206.3 million and the carrying value was $205.4 million. On July 12, 2018, the Company replaced the 2016 Credit Agreement by executing the 2018 Credit Agreement.

On May 30, 2018, Spirit repurchased $202.6 aggregate principal amount of its 2022 notes pursuant to the Tender Offer and redeemed the remaining 2022 Notes. Following the redemption on June 29, 2018, none of the 2022 Notes remain outstanding. The carrying value of the 2022 Notes was $95.9 million as of June 28, 2018.

On May 30, 2018, Spirit entered into an Indenture for the New Notes. The Notes were issued pursuant to the Company’s shelf registration statement. The carrying value of the 2021 Notes, 2023 Notes, and 2028 Notes was $298.2, $297.7, and $693.2 as of June 28, 2018, respectively.

The carrying value of the 2026 Notes was $297.4 million as of June 28, 2018.

See Note 15, Debt, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information. See also Note 25, Subsequent Events, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information regarding our 2018 Credit Agreement.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of June 28, 2018, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $280.0 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2018 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have implemented changes to our processes, systems and controls with respect to the adoption of ASC 606. These changes included the development of policies and procedures, training, ongoing contract review requirements, internal management reports, controls related to information systems, and disclosures. There have not been any other significant changes in our internal control over financial reporting during the quarter ended or year ended June 28, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2017 Form 10-K is included in Note 20, Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2017 Form 10-K, as updated in our Form 10-Q for the first quarter of 2018, which could materially affect our business, financial condition, or results of operations. There have been no material changes to the Company’s risk factors previously disclosed in our 2017 Form 10-K, as updated in our Form 10-Q for the first quarter of 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended June 28, 2018.

The following table provides information about our repurchases during the three months ended June 28, 2018 of our class A common stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

March 30, 2018 - May 3, 2018	—	$—	—	$925.0
May 4, 2018 - May 31, 2018	7,291,174	$84.5200	7,291,174	$200.0
June 1, 2018 - June 28, 2018	—	$—	—	$200.0
Total	7,291,174	$84.5200	7,291,174	$200.0

(1)
Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, March 1, 2018 was the last day of our February 2018 fiscal month.

(2)
On January 24, 2018, the Board of Directors increased the authorization remaining in the Company's share repurchase program to approximately $1.0 billion. During the second quarter of 2018, the Company entered into the ASRs. Under the ASRs, the Company delivered a total of $725.0 in cash to the third-party financial institutions and received a total of 7.3 million shares, which represented approximately 85% of the total common shares expected to be repurchased under the ASRs based on the closing price on the day the Company entered into the ASRs. The final number of shares to be repurchased and the final average price per share under the ASR agreement will depend on the volume-weighted average price of the Company’s class A common stock, less a discount, during the term of the agreement. Purchases under the ASRs are expected to be completed in the fourth quarter of 2018.

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents

1.1
Underwriting Agreement, dated May 22, 2018, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC, as the representatives of the several Underwriters named therein.
Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 1.1

4.1	Indenture, dated as of May 30, 2018, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.1

4.2	Form of Senior Floating Rate Note due 2021.	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.2

4.3	Form of 3.950% Senior Note due 2023.	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.3

4.4	Form of 4.600% Senior Note due 2028.	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.4

10.1††	Confirmation - Accelerated Share Repurchase Agreement, dated May 30, 2018, between Spirit AeroSystems Holdings, Inc. and Goldman Sachs & Co. LLC.*	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 10.1

10.2††	Confirmation - Accelerated Share Repurchase Agreement, dated May 30, 2018, between Spirit AeroSystems Holdings, Inc. and Morgan Stanley & Co. LLC.*	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 10.2

10.3
Sale and Purchase of Shares of S.R.I.F. NV, dated May 1, 2018, by and between Christian Boas, Emile Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA and Spirit AeroSystems Holdings, Inc.
*

10.4††	Amendment 35 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of April 18, 2018.	*

10.5††	Amendment 36 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of June 20, 2018.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

101.INS@	XBRL Instance Document.	*

101.SCH@	XBRL Taxonomy Extension Schema Document.	*

101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB@	XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document.	*

††	Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Sanjay Kapoor	Executive Vice President and Chief Financial	August 1, 2018
Sanjay Kapoor	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ John Gilson	Vice President and Corporate Controller (Principal Accounting Officer)	August 1, 2018
John Gilson