Form 10-Q
period 2018-09-27
Spirit AeroSystems Holdings, Inc.
filed 2018-10-31
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 27, 2018
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of October 24, 2018, the registrant had 105,997,678 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
	($ in millions, except per share data)
Revenue	$1,813.7	$1,748.2	$5,386.7	$5,268.4
Operating costs and expenses
Cost of sales	1,543.1	1,486.6	4,601.3	4,762.8
Selling, general and administrative	37.3	49.8	154.5	149.9
Impact of severe weather event	—	—	—	19.9
Research and development	10.8	9.5	31.3	21.2
Total operating costs and expenses	1,591.2	1,545.9	4,787.1	4,953.8
Operating income	222.5	202.3	599.6	314.6
Interest expense and financing fee amortization	(24.2)	(10.4)	(60.3)	(30.1)
Other income (expense), net	7.4	11.0	(0.8)	32.2
Income before income taxes and equity in net income of affiliate	205.7	202.9	538.5	316.7
Income tax provision	(36.9)	(55.9)	(99.7)	(84.9)
Income before equity in net income of affiliate	168.8	147.0	438.8	231.8
Equity in net income of affiliate	—	0.2	0.6	0.3
Net income	$168.8	$147.2	$439.4	$232.1
Earnings per share
Basic	$1.61	$1.27	$4.02	$1.97
Diluted	$1.59	$1.26	$3.98	$1.95
Dividends declared per common share	$0.12	$0.10	$0.34	$0.30

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
	($ in millions)
Net income	$168.8	$147.2	$439.4	$232.1
Changes in other comprehensive income, net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of $0.1 and $0.2 for the three months ended, respectively, and $0.5 and $1.2 for the nine months ended, respectively	(0.6)	(0.6)	(1.8)	(1.5)
Unrealized foreign exchange loss on intercompany loan, net of tax effect of zero and ($0.4) for three months ended, respectively, and $0.3 and ($1.0) for the nine months ended, respectively	—	1.3	(1.3)	3.9
Foreign currency translation adjustments	—	13.1	(13.4)	31.2
Total other comprehensive (loss) income	(0.6)	13.8	(16.5)	33.6
Total comprehensive income	$168.2	$161.0	$422.9	$265.7

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 27, 2018	December 31, 2017
	($ in millions)
Assets
Cash and cash equivalents	$683.4	$423.3
Restricted cash	0.3	2.2
Accounts receivable, net	685.1	722.2
Contract assets, short-term	513.2	—
Inventory, net	931.0	1,449.9
Other current assets	35.4	53.5
Total current assets	2,848.4	2,651.1
Property, plant and equipment, net	2,123.0	2,105.3
Contract assets, long-term	53.5	—
Pension assets	372.3	347.1
Other assets	284.9	164.3
Total assets	$5,682.1	$5,267.8
Liabilities
Accounts payable	$882.4	$693.1
Accrued expenses	354.0	269.3
Profit sharing	42.0	109.5
Current portion of long-term debt	25.0	31.1
Advance payments, short-term	112.7	100.0
Contract liabilities, short-term	153.5	—
Forward loss provision, short-term	147.3	—
Deferred revenue and other deferred credits, short-term	7.1	64.6
Deferred grant income liability - current	19.4	21.6
Other current liabilities	68.8	331.8
Total current liabilities	1,812.2	1,621.0
Long-term debt	1,869.7	1,119.9
Advance payments, long-term	146.4	231.7
Pension/OPEB obligation	38.4	40.8
Contract liabilities, long-term	353.8	—
Forward loss provision, long-term	72.6	—
Deferred revenue and other deferred credits	26.8	161.0
Deferred grant income liability - non-current	30.7	39.3
Other liabilities	215.1	252.6
Stockholders' Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 106,493,926 and 114,447,605 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	983.4	1,086.9
Accumulated other comprehensive loss	(145.0)	(128.5)
Retained earnings	2,548.7	2,422.4
Treasury stock, at cost (39,624,996 and 31,467,709 shares, respectively)	(2,272.3)	(1,580.9)
Total stockholders’ equity	1,115.9	1,801.0
Noncontrolling interest	0.5	0.5
Total equity	1,116.4	1,801.5
Total liabilities and equity	$5,682.1	$5,267.8
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 27, 2018	September 28, 2017
	($ in millions)
Operating activities
Net income	$439.4	$232.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	171.3	159.0
Amortization expense	0.4	0.2
Amortization of deferred financing fees	17.3	2.5
Accretion of customer supply agreement	3.0	1.5
Employee stock compensation expense	19.9	15.9
Loss from derivative instruments	3.4	1.1
Loss (gain) from foreign currency transactions	0.8	(5.9)
Loss on impairment and disposition of assets	1.7	7.9
Deferred taxes	(37.8)	29.0
Pension and other post-retirement benefits, net	(25.1)	(32.5)
Grant liability amortization	(15.9)	(13.9)
Equity in net income of affiliate	(0.6)	(0.3)
Forward loss provision	(134.0)	—
Changes in assets and liabilities
Accounts receivable	(122.3)	(177.8)
Contract assets	(50.4)	—
Inventory, net	26.7	433.9
Accounts payable and accrued liabilities	279.9	212.8
Profit sharing/deferred compensation	(67.4)	(35.9)
Advance payments	(73.2)	(154.7)
Income taxes receivable/payable	(28.3)	(36.0)
Contract liabilities	188.0	—
Deferred revenue and other deferred credits	(1.1)	(222.8)
Other	(28.3)	208.5
Net cash provided by operating activities	567.4	624.6
Investing activities
Purchase of property, plant and equipment	(170.9)	(138.7)
Other	2.8	0.4
Net cash used in investing activities	(168.1)	(138.3)
Financing activities
Proceeds from the issuance of bonds	1,300.0	—
Principal payments of debt	(4.9)	(2.3)
Payments on term loan	(256.3)	(12.5)
Payments on bonds	(300.0)	—
Taxes paid related to net share settlement awards	(15.5)	(13.8)
Debt issuance and financing costs	(23.2)	(0.9)
Proceeds from financing under the New Markets Tax Credit Program	—	7.6
Purchase of treasury stock	(805.8)	(402.1)
Dividends Paid	(35.4)	(35.7)
Net cash used in financing activities	(141.1)	(459.7)
Effect of exchange rate changes on cash and cash equivalents	0.2	5.6
Net increase in cash, cash equivalents, and restricted cash for the period	258.4	32.2
Cash, cash equivalents, and restricted cash, beginning of period	445.5	717.6
Cash, cash equivalents, and restricted cash, end of period	$703.9	$749.8

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the nine months ended September 27, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2018 presentation.

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

e.     Practical expedients

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

The following tables summarize the impacts of adopting ASC Topic 606 on the Company’s consolidated financial statements for the three and nine month periods ended September 27, 2018.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

	For the Three Months Ended			For the Nine Months Ended
	As Reported	Impact of Adoption of	As Adjusted	As Reported	Impact of Adoption of	As Adjusted
	September 27, 2018	ASC Topic 606	September 27, 2018	September 27, 2018	ASC Topic 606	September 27, 2018
Revenue	$1,813.7	$15.9	$1,829.6	$5,386.7	$106.6	$5,493.3
Cost of sales	1,543.1	68.2	1,611.3	4,601.3	207.7	4,809.0
Income tax provision	(36.9)	10.6	(26.3)	(99.7)	20.9	(78.8)
Net income	168.8	(41.7)	127.1	439.4	(80.2)	359.2

Earnings per share
Basic	$1.61	$(0.40)	$1.21	$4.02	$(0.73)	$3.29
Diluted	$1.59	$(0.39)	$1.20	$3.98	$(0.72)	$3.26

	As Reported	Impact of Adoption of	As Adjusted
	September 27, 2018	ASC Topic 606	September 27, 2018
Assets
Accounts receivable, net	$685.1	$131.0	$816.1
Contract assets, short-term	513.2	(513.2)	—
Inventory, net	931.0	445.2	1,376.2
Other current assets	35.4	36.1	71.5
Contract assets, long-term	53.5	(53.5)	—
Other assets	284.9	(78.5)	206.4
Total assets	5,682.1	(32.9)	5,649.2
Liabilities
Accrued expenses	354.0	(7.1)	346.9
Contract liabilities, short-term	153.5	(153.5)	—
Forward loss provision, short-term	147.3	(147.3)	—
Deferred revenue and other deferred credits, short-term	7.1	144.9	152.0
Other current liabilities	68.8	290.8	359.6
Contract liabilities, long-term	353.8	(353.8)	—
Forward loss provision, long-term	72.6	(72.6)	—
Deferred revenue and other deferred credits	26.8	71.5	98.3
Stockholders' Equity
Accumulated other comprehensive loss	(145.0)	(2.2)	(147.2)
Retained earnings	2,548.7	196.4	2,745.1
Total liabilities and equity	5,682.1	(32.9)	5,649.2

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

	For the Three Months Ended			For the Nine Months Ended
	As Reported	Impact of Adoption of	As Adjusted	As Reported	Impact of Adoption of	As Adjusted
	September 28, 2017	ASU 2017-07	September 28, 2017	September 28, 2017	ASU 2017-07	September 28, 2017
Cost of sales	$1,478.5	$8.1	$1,486.6	$4,738.3	$24.5	$4,762.8
Selling, general and administrative	48.8	1.0	49.8	146.8	3.1	149.9
Other income, net	1.9	9.1	11.0	4.6	27.6	32.2

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Nine Months Ended
	September 27, 2018	September 28, 2017
Cash and cash equivalents, beginning of the period	$423.3	$697.7
Restricted cash, short-term, beginning of the period	2.2	—
Restricted cash, long-term, beginning of the period	20.0	19.9
Cash, cash equivalents, and restricted cash, beginning of the period	$445.5	$717.6

Cash and cash equivalents, end of the period	$683.4	$726.6
Restricted cash, short-term, end of the period	0.3	3.2
Restricted cash, long-term, end of the period	20.2	20.0
Cash, cash equivalents, and restricted cash, end of the period	$703.9	$749.8

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

The following table disaggregates revenues by the method of performance obligation satisfaction:

	For the Three Months Ended	For the Nine Months Ended
Revenue	September 27, 2018	September 27, 2018
Contracts with performance obligations satisfied over time	$1,456.7	$4,212.6
Contracts with performance obligations satisfied at a point in time	357.0	1,174.1
Total Revenue	$1,813.7	$5,386.7

The following table disaggregates revenue by major customer:

	For the Three Months Ended	For the Nine Months Ended
Customer	September 27, 2018	September 27, 2018
Boeing	$1,465.5	$4,262.2
Airbus	263.8	869.0
Other	84.4	255.5
Total Revenue	$1,813.7	$5,386.7

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

	For the Three Months Ended	For the Nine Months Ended
Location	September 27, 2018	September 27, 2018
United States	$1,534.0	$4,460.8
International
United Kingdom	184.4	574.1
Other	95.3	351.8
Total International	279.7	925.9
Total Revenue	$1,813.7	$5,386.7

Inventory

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

Raw materials are stated at lower of cost (principally on an actual or average cost basis) or market. Production costs for contracts, including costs expected to be recovered on specific anticipated contracts (satisfaction of performance obligations that have commenced because the Company expects the customer to exercise options), are classified as work-in-process and include direct material, labor, overhead, and purchases. Revenue and related cost of sales are recognized as the performance obligations are satisfied. Typically, anticipated contracts materialize and the related performance obligations are satisfied within 6-12 months. These costs are evaluated for impairment periodically and capitalized costs for which anticipated contracts do not materialize are written off in the period in which it becomes known. Work-in-process includes $152.9 in costs incurred in anticipation of specific future contracts and no impairments were charged for the period ending September 27, 2018. See Note 9, Inventory.

4.  New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-14, Compensation—Retirement Benefits—Defined Benefit Plans—General (Topic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220)(“ASU 2018-02”). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts and Jobs Act of 2017 (the “TCJA”) from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of this standard to have a material effect to the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 requires a modified retrospective transition approach and provides certain optional transition relief. The Company is progressing through its implementation plan and continue to evaluate the impact of the standard on its business processes, accounting systems, controls and financial statement disclosures, however the Company does not expect the adoption of this standard to have a material effect to the Company’s consolidated financial statements.

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

Changes in estimates are summarized below:

	For the Three Months Ended		For the Nine Months Ended
Changes in Estimates	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Fuselage Systems	$(12.0)	$(2.4)	$(3.0)	$5.3
Propulsion Systems	(2.4)	2.4	0.9	4.3
Wing Systems	1.4	(2.8)	0.9	19.1
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(13.0)	$(2.8)	$(1.2)	$28.7

(Forward Loss) Changes in Estimate on Loss Programs by Segment
Fuselage Systems	$—	$(0.9)	$(1.5)	$(238.5)
Propulsion Systems	(0.8)	1.3	—	(46.7)
Wing Systems	0.3	(2.4)	(0.2)	(74.4)
Total Forward Loss	$(0.5)	$(2.0)	$(1.7)	$(359.6)

Total Change in Estimate	$(13.5)	$(4.8)	$(2.9)	$(330.9)
EPS Impact (diluted per share based upon statutory rates)	$(0.10)	$(0.03)	$(0.02)	$(1.75)

6.  Accounts Receivable, net

Accounts receivable represent the Company’s unconditional rights to consideration, subject to the payment terms of the contract, for which only the passage of time is required before payment. For balances as of September 27, 2018, amounts that are receivable or payable that are contingent upon, or related to, satisfied or to be satisfied performance obligations, are presented as contract assets or liabilities. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables that are charged off against the allowance after the potential for recovery is considered remote.

Accounts receivable, net consists of the following:

	September 27, 2018	December 31, 2017
Trade receivables	$660.0	$710.5
Other	25.7	13.0
Less: allowance for doubtful accounts	(0.6)	(1.3)
Accounts receivable, net	$685.1	$722.2

In October 2017, the Company entered into an agreement (the “Receivable Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the balance sheet. The Receivable Sales Agreement

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

provides for the continuing sale of certain receivables on a revolving basis until terminated by either party. The receivables under the Receivable Sales Agreement are sold without recourse to the third party financial institution. During 2018, $4,145.5 of accounts receivable were sold via this arrangement. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is $12.3 for the nine months ended September 27, 2018 and is included in Other income and expense. See Note 21, Other (Expense) Income, net.

7.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those for which performance obligations are expected to be fully satisfied within 12 months of contract origination and contract assets, long-term are expected to be fully satisfied over periods greater than 12 months. No impairments to contract assets were recorded for the period ended September 27, 2018.

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

	January 1, 2018	September 27, 2018	Change
Contract assets	$517.8	$566.7	$48.9
Contract liabilities	(319.4)	(507.3)	(187.9)
Net contract asset	$198.4	$59.4	$(139.0)

The increase in contract assets reflects the net impact of additional revenue recognized in excess of billed revenues during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the period ended September 27, 2018, the Company recognized $40.1 of revenue that was included in the contract liability balance at the beginning of the period.

8.  Performance Obligations

Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	Remaining in 2018	2019	2020	2021 and After
Unsatisfied performance obligations	$1,320.4	$6,302.7	$5,680.9	$1,648.3

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

	September 27, 2018	December 31, 2017
Raw materials	$251.3	$321.0
Work-in-process(1)	631.0	854.4
Finished goods	8.9	35.8
Product inventory	891.2	1,211.2
Capitalized pre-production(2)	39.8	78.9
Deferred production(3)	—	640.3
Forward loss provision(4)	—	(480.5)
Total inventory, net	$931.0	$1,449.9

(1)
For the period ended September 27, 2018, work-in-process inventory includes direct labor, direct material, overhead and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized using the input method. For the period ended December 31, 2017, work-in-process included direct labor, direct material, overhead and purchases on all contracts that were accounted for using the units of delivery method. For the period ended September 27, 2018, work-in-process inventory includes $152.9 of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

(2)	As part of the Transition Adjustment, $43.0 (pretax) of pre-production costs on the A350 XWB were eliminated.

(3)
As part of the Transition Adjustment, $640.3 (pretax) of deferred production was eliminated. For the period ended December 31, 2017, the balance contained $632.8 and $129.3 on the A350 XWB and Rolls-Royce BR725 programs, respectively.

(4)
For the period ended September 27, 2018, forward loss reserves of $219.9 have been classified as a liability in the condensed consolidated balance sheet. For the period ended December 31, 2017, the forward loss reserve for the B787 program exceeded the program's inventory balance. This excess was classified as a liability and reported in other current liabilities on the balance sheet in the amount of $254.5 as of December 31, 2017.

10.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	September 27, 2018	December 31, 2017
Land	$15.5	$15.9
Buildings (including improvements)	813.3	764.1
Machinery and equipment	1,630.3	1,529.9
Tooling	1,027.2	1,013.9
Capitalized software	269.2	263.3
Construction-in-progress	212.5	213.4
Total	3,968.0	3,800.5
Less: accumulated depreciation	(1,845.0)	(1,695.2)
Property, plant and equipment, net	$2,123.0	$2,105.3

Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $31.3 and $37.6 for the three months ended September 27, 2018 and September 28, 2017, respectively, and $99.0 and $88.9 for the nine months ended September 27, 2018 and September 28, 2017, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $4.1 and $4.5 for the three months ended September 27, 2018 and September 28, 2017, respectively, and $12.7 and $14.8 for the nine months ended September 27, 2018 and September 28, 2017, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluated its long-lived assets at its locations and determined no impairment was necessary for the period ended September 27, 2018.

11.  Other Assets

Other assets are summarized as follows:

	September 27, 2018	December 31, 2017
Intangible assets
Patents	$1.9	$1.9
Favorable leasehold interests	6.3	6.3
Total intangible assets	8.2	8.2
Less: Accumulated amortization - patents	(1.9)	(1.8)
Accumulated amortization - favorable leasehold interest	(4.8)	(4.6)
Intangible assets, net	1.5	1.8
Deferred financing
Deferred financing costs	41.7	39.5
Less: Accumulated amortization - deferred financing costs	(35.3)	(33.7)
Deferred financing costs, net	6.4	5.8
Other
Goodwill - Europe	2.4	2.5
Equity in net assets of affiliates	—	4.7
Supply agreements(1)	16.3	19.9
Restricted cash - collateral requirements	20.2	20.0
Deferred Tax Asset - non-current	194.9	72.5
Other	43.2	37.1
Total	$284.9	$164.3

(1)    Under two agreements, certain payments accounted for as consideration paid by the Company to a customer and a supplier are being amortized as reductions to net revenues.

12.  Advance Payments

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement, that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing that suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015, and any repayments which otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1,001 through 1,120. In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 due on December 15th of each

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

year until the advance payments have been fully recovered by Boeing. As of September 27, 2018, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $256.6.

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

At September 27, 2018 and December 31, 2017, the Company did not hold any cash within money market funds.

The Company’s long-term debt includes a senior unsecured term loan and senior unsecured notes.  The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	September 27, 2018			December 31, 2017
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior unsecured term loan A (including current portion)	$204.9	$204.7	(2)	$460.7	$461.9	(2)
Senior unsecured notes due 2021	298.4	299.0	(1)	—	—	(1)
Senior unsecured notes due 2022	—	—	(1)	294.8	304.6	(1)
Senior unsecured notes due 2023	297.8	296.8	(1)	—	—	(1)
Senior unsecured notes due 2026	297.5	284.3	(1)	297.2	301.0	(1)
Senior unsecured notes due 2028	693.3	689.4	(1)	—	—	(1)
Total	$1,791.9	$1,774.2		$1,052.7	$1,067.5

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

The Company has historically entered into derivative instruments covered by master netting arrangements whereby, in the event of a default as defined by the 2018 Credit Agreement (as defined below) or termination event, the non-defaulting party has the right to offset any amounts payable against any obligation of the defaulting party under the same counterparty agreement. See Note 15, Debt, for more information.

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps, using Level 2 inputs, was an asset of $3.5 and $0.9 as of September 27, 2018 and December 31, 2017, respectively. The Company recorded a net gain related to swap activity of $0.3 and $2.6, for the three and nine months ended September 27, 2018, respectively.

Foreign Currency Forward Contract

As described further in Note 23, Asco Acquisition, the Company and its wholly-owned subsidiary Spirit AeroSystems Belgium Holdings BVBA (“Spirit Belgium”) entered into a definitive agreement (the “Purchase Agreement”) with certain private sellers pursuant to which Spirit Belgium will purchase all of the issued and outstanding equity of S.R.I.F. N.V., the parent company of Asco Industries N.V. (“Asco”) for $650.0 in cash, subject to certain customary closing adjustments, including foreign currency adjustments. As such, movements in the Euro exchange rates could cause the purchase price to fluctuate, affecting our cash flows.

To reduce the Company's exposure to currency exchange rate fluctuations, the Company entered into foreign currency forward contracts. The objective of these contracts is to minimize the impact of currency exchange rate movements on the Company's cash flows, however the Company has not designated these forward contracts as a hedge and has not applied hedge accounting to them. During the second quarter of 2018, to reduce the Euro exchange rate exposure of the purchase of Asco, the Company entered into a foreign currency forward contract in the amount of $580.0; this foreign currency forward contract was settled in the third quarter of 2018. Additionally, during the third quarter of 2018, to reduce the Euro exchange rate exposure of the purchase of Asco, the Company entered into a foreign currency forward contract in the amount of $568.3. The fair value of the foreign currency forward contract, using Level 2 inputs, was a liability of $6.0 as of September 27, 2018. The Company recorded a net gain related to foreign currency forward contract activity of $0.8 for the three months ended September 27, 2018 and a net loss of $20.7 for the nine months ended September 27, 2018.

15.  Debt

Total debt shown on the balance sheet is comprised of the following:

	September 27, 2018		December 31, 2017
	Current	Noncurrent	Current	Noncurrent
Senior unsecured term loan A	$17.1	$187.8	$24.9	$435.8
Senior notes due 2021	—	298.4	—	—
Senior notes due 2022	—	—	—	294.8
Senior notes due 2023	—	297.8	—	—
Senior notes due 2026	—	297.5	—	297.2
Senior notes due 2028	—	693.3	—	—
Present value of capital lease obligations	6.9	36.3	5.2	33.6
Other	1.0	58.6	1.0	58.5
Total	$25.0	$1,869.7	$31.1	$1,119.9

2018 Credit Agreement

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

On July 12, 2018, the Company entered into a $1,260.0 senior unsecured Second Amended and Restated Credit Agreement among Spirit AeroSystems, Inc., as borrower (“Spirit” or the “Borrower”), the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein (the “2018 Credit Agreement”), consisting of a $800.0 revolving credit facility (the “2018 Revolver”), a $206.0 term loan A facility (the “2018 Term Loan”) and a $250.0 delayed draw term loan facility (the “Delayed Draw Term Loan”).

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

The Delayed Draw Term Loan is available for Spirit to draw until January 12, 2019, at which date it may be extended for two additional three-month periods, in each instance subject to Spirit’s payment of a fee to the relevant lenders based on the undrawn Delayed Draw Term Loan commitment.

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

As a result of the extinguishment of the Company's prior credit agreement, the Company recognized a loss on extinguishment of $1.3, all of which is reflected within amortization of deferred financing fees on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 27, 2018. As of September 27, 2018, the outstanding balance of the 2018 Term Loan was $206.3 and the carrying value was $204.9.

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

On May 30, 2018, Spirit repurchased $202.6 aggregate principal amount of its 2022 Notes pursuant to the Tender Offer. In addition, on June 29, 2018, Spirit redeemed the remaining $97.4 aggregate principal amount of the 2022 Notes outstanding. The redemption price of the 2022 Notes was 102.85% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date of June 29, 2018. Following the redemption on June 29, 2018, none of the 2022 Notes remain outstanding.

As a result of the extinguishment of the 2022 Notes, the Company recognized a loss on extinguishment of $13.2, all of which is reflected within amortization of deferred financing fees on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 27, 2018.

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

The Floating Rate Notes bear interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. The 2023 Notes bear interest at a rate of 3.950% per annum and mature on June 15, 2023. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2023 Notes and 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $298.4, $297.8, and $693.3 as of September 27, 2018, respectively.

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

2026 Notes

In June 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. The carrying value of the 2026 Notes was $297.5 as of September 27, 2018.

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Nine Months Ended
Components of Net Periodic Pension Income	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
Service cost	$0.2	$0.2	$0.6	$0.7
Interest cost	9.2	9.4	27.4	28.3
Expected return on plan assets	(17.4)	(18.2)	(52.3)	(54.6)
Amortization of net loss	—	0.1	—	0.1
Net periodic pension income	$(8.0)	$(8.5)	$(24.3)	$(25.5)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

	Other Benefits
	For the Three Months Ended		For the Nine Months Ended
Components of Other Benefit Income	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
Service cost	$0.3	$0.3	$0.8	$0.9
Interest cost	0.3	0.3	0.8	0.9
Amortization of prior service cost	(0.2)	(0.2)	(0.7)	(0.7)
Amortization of net gain	(0.6)	(0.5)	(1.7)	(1.6)
Net periodic other benefit income	$(0.2)	$(0.1)	$(0.8)	$(0.5)

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

17.  Stock Compensation

The Company recognized a net total of $6.3 and $4.8 of stock compensation expense for the three months ended September 27, 2018 and September 28, 2017, respectively. The Company recognized a net total of $19.9 and $15.9 of stock compensation expense for the nine months ended September 27, 2018 and September 28, 2017, respectively.

During the nine months ended September 27, 2018, 242,419 shares, 92,375 shares, and 63,904 shares of class A common stock with aggregate grant date fair values of $21.5, $8.4 and $5.7 were granted under the service-based, market-based, and performance based portions of the Company’s LTIAs, respectively. Additionally, 460,028 shares of class A common stock with an aggregate grant date fair value of $24.2 that were LTIAs vested during the three months ended September 27, 2018.

18. Income Taxes

The process for calculating the Company’s income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax asset at September 27, 2018, and December 31, 2017, was $194.5 and $72.2, respectively. The difference is primarily due to the creation of deductible temporary differences within the Transition Adjustment, and the creation of deductible temporary differences and utilization of taxable temporary differences within the current year.

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

The Company is substantially complete with its accounting for the one-time transition tax liability, enacted by the TCJA, during the third quarter of 2018. As a result, the Company decreased its December 31, 2017 provisional amount by $2.8, which is included as a component of income tax expense from continuing operations. To the extent that the U.S. Treasury issues additional guidance during the SAB 118 measurement period, the Company will promptly evaluate whether any additional adjustments are required.

The TCJA subjects a US stockholder to tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries for years ending after December 31, 2017. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred as a period expense. At September 27, 2018, because the Company is still evaluating the effects of the GILTI provisions, an accounting policy on whether the Company will account for GILTI as a period expense or record deferred taxes for anticipated GILTI has not been made. The Company's accounting for the effects of the GILTI provision is incomplete, however the Company has included estimated GILTI tax related to current-year operations in the Company's annualized effective tax rate and has not provided additional GILTI on deferred items.

The TCJA also introduces base erosion and anti-abuse tax provisions (“BEAT”) for companies that meet certain thresholds by effectively excluding deductions on certain payments to foreign related entities. Although the Company's analysis of the tax effects of the BEAT provision is incomplete the Company does not expect to be subject to the tax.

In January 2018, the FASB issued ASU 2018-02, which gives entities the option to reclassify to retained earnings the tax effects resulting from the TCJA that are stranded in accumulated other comprehensive income (“AOCI”).

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

The 18.5% effective tax rate for the nine months ended September 27, 2018 differs from the 26.8% effective tax rate for the same period of 2017 primarily due to the enactment of the TCJA, including the reduction in the U.S. corporate federal income tax rate from 35% to 21% and the elimination of the domestic manufacturing deduction, and unrelated to the TCJA, higher state income tax credits generated in 2018 offset by the proportional tax rate effects of lower pre-tax income in 2017.

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

Accelerated Share Repurchase Program

In May 2018, the Company entered into accelerated share repurchase agreements (“ASRs”) with Morgan Stanley & Co. LLC and Goldman Sachs & Co. LLC (collectively, the “Dealers”) to repurchase in total $725.0 of the Company’s class A common stock. Under the ASRs, the Company delivered a total of $725.0 in cash to the Dealers and received a total of 7.3 million shares which represented approximately 85% of the total common shares expected to be repurchased under the ASRs based on the closing price on the day the Company entered into the ASRs. The final number of shares to be repurchased and the final average price per

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

share under the ASRs will depend on the volume-weighted average price of the Company’s class A common stock, less a discount, during the term of the agreement. All purchases under the ASRs are expected to be completed in the fourth quarter of 2018.

For further information regarding the ASRs, refer to the Company's Current Report on Form 8-K filed with the SEC on May 30, 2018.

The Company accounts for the ASRs as two separate transactions: (i) as shares of reacquired common stock for the shares delivered to us upon effectiveness of the ASRs and (ii) as a forward contract indexed to the Company's own common stock for the undelivered shares. The initial delivery of shares is included in treasury stock at cost and results in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted earnings per share. The forward contracts indexed to the Company's own common stock meet the criteria for equity classification, and these amounts are initially recorded in additional paid-in capital and reclassified to treasury stock upon completion of the ASRs.

Earnings per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of September 27, 2018, no treasury shares have been reissued or retired.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	September 27, 2018			September 28, 2017
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$168.7	105.1	$1.61	$147.1	115.8	$1.27
Income allocated to participating securities	0.1	0.1		0.1	0.1
Net income	$168.8			$147.2

Diluted potential common shares		0.9			1.1
Diluted EPS
Net income	$168.8	106.1	$1.59	$147.2	117.0	$1.26

	For the Nine Months Ended
	September 27, 2018			September 28, 2017
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$439.1	109.3	$4.02	$231.9	117.8	$1.97
Income allocated to participating securities	0.3	0.1		0.2	0.1
Net income	$439.4			$232.1

Diluted potential common shares		0.9			1.1
Diluted EPS
Net income	$439.4	110.3	$3.98	$232.1	119.0	$1.95

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

Included in the outstanding common shares were 1.4 million and 1.5 million of issued but unvested shares at September 27, 2018 and September 28, 2017, respectively, which are excluded from the basic EPS calculation.

For the impact of the transition adjustment due to the adoption ASC 606 on retained earnings, see Note 2, Adoption of New Accounting Standards.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	September 27, 2018	December 31, 2017
Pension	$(76.0)	$(75.9)
SERP/Retiree medical	16.0	17.7
Foreign currency impact on long term intercompany loan	(15.5)	(14.2)
Currency translation adjustment	(69.5)	(56.1)
Total accumulated other comprehensive loss	$(145.0)	$(128.5)

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

Pension Indemnification. On December 5, 2014, Boeing filed a complaint in Delaware Superior Court, Complex Commercial Litigation Division, entitled The Boeing Co. v. Spirit AeroSystems, Inc., No. N14C-12-055 (EMD) (the “Complaint”) seeking indemnification of approximately $139.0 from Spirit for (a) damages assessed against Boeing in International Union, United Automobile, Aerospace and Agricultural Workers of America v. Boeing Co., AAA Case No. 54 300 00795 07 (“UAW Arbitration”), which was brought on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, (b) claims that Boeing settled in Society of Professional Engineering Employees in Aerospace v. Boeing Co., Nos. 05-1251-MLB, 07-1043-MLB (D. Kan.) (“Harkness Class Action”), and (c) attorneys’ fees Boeing alleges it expended to defend the UAW Arbitration and Harkness Class Action, as well as reasonable fees, costs and expenses Boeing expends litigating the case against Spirit. Boeing’s Complaint asserts that the damages assessed against Boeing in the UAW Arbitration and the claims settled by Boeing in the Harkness Class Action are liabilities that Spirit assumed under an Asset Purchase Agreement between Boeing and Spirit, dated February 22, 2005 (the “APA”). Boeing asserts claims for breach of contract and declaratory judgment regarding its indemnification rights under the APA.

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

Boeing appealed the Superior Court’s decision to the Supreme Court of the State of Delaware (the “Supreme Court”). On July 12, 2018, a unanimous three judge panel of the Supreme Court ruled in favor of Spirit and on July 26, 2018, the Supreme Court denied Boeing’s Motion for Reargument and returned the case to the Superior Court.  Spirit sought recovery of additional attorneys’ fees, costs, and other expenses incurred during the appellate process.  On August 22, 2018, the Superior Court granted Spirit’s motion.  Spirit has since recouped all amounts to which it was entitled by court order. This matter is now closed.

Contractual Terms Clarification. On July 6, 2018, Spirit filed a complaint in Washington Superior Court captioned Spirit AeroSystems, Inc. v. The Boeing Company (No. 18-2-16649-7  SEA).  Spirit is seeking payment of money that Boeing owes Spirit for product ordered by Boeing and delivered by Spirit. As of the date of filing the complaint, Boeing has underpaid Spirit approximately $64.0. Boeing claims to be withholding money due to customer warranty claims, which are technical in nature and largely relate to designs that predate Spirit’s separation from Boeing in 2005.  Spirit disputes its liability for those claims.  Spirit is also asking the court to clarify the parties’ contractual obligations, including that Boeing has no right under the parties’ contracts to withhold money presently due based on disputed warranty claims on past orders. On September 5, 2018, Boeing moved to dismiss three of Spirit’s claims without prejudice and one claim with prejudice. The parties are currently briefing this motion, and the Court has scheduled oral argument for November 16, 2018. Discovery in the case is ongoing.

Customer and Vendor Claims

From time to time the Company receives, or is subject to, customer and vendor claims arising in the ordinary course of business, including, but not limited to, those related to product quality and late delivery. The Company accrues for matters when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, we take into consideration factors such as our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of an unfavorable outcome, and the severity of any potential loss. Any accruals deemed necessary are reevaluated and updated as matters progress over time.

On October 1, 2018, the Company received notice of a claim related to factory disruptions. Claims are inherently uncertain as they typically include many unsubstantiated items and factual disputes. As such, the Company does not believe it is possible to develop an estimate of reasonably possible loss for this matter. The Company has requested further information and supporting documentation and will continue to re-evaluate the claim. The Company usually resolves claims received in the ordinary course of business in the context of its broad, long-term relationships.

While the final outcome of these types of matters cannot be predicted with certainty, considering, among other things, the factual and legal defenses available, it is the opinion of the Company that, when finally resolved, no current claims will have a material adverse effect on the Company’s long-term financial position or liquidity. However, it is possible that the Company’s results of operations in a period could be materially affected by one or more of these other matters.

Guarantees

Outstanding guarantees were $18.8 and $23.2 as of September 27, 2018, and December 31, 2017, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $20.2 and $20.0 of restricted cash as of September 27, 2018 and December 31, 2017, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets.

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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed, reasonably possible warranty claims was $104.3 and $101.0 as of September 27, 2018, and December 31, 2017, respectively. These specific provisions represent the Company’s best estimate of reasonably possible warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however, the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the warranty claims in excess of the disputed, reasonably possible specific warranty provision was $174.7 as of September 27, 2018, and $223.0 as of December 31, 2017.

The following is a roll forward of the service warranty and extraordinary rework balance at September 27, 2018:

Balance, December 31, 2017	$166.4
Charges to costs and expenses	7.2
Payouts	(3.7)
Exchange rate	(0.5)
Balance, September 27, 2018	$169.4

21.  Other (Expense) Income, Net

Other (expense) income, net is summarized as follows:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
Kansas Development Finance Authority bond	$0.8	$0.6	$2.9	$2.3
Rental and miscellaneous income (loss)	0.6	1.6	(0.7)	0.2
Interest income	2.1	1.9	5.0	4.4
Foreign currency losses	(1.8)	(1.1)	(3.3)	(1.2)
Loss on sale of accounts receivable	(4.0)	—	(12.3)	—
Pension Income	8.6	9.1	25.7	27.6
Gain (loss) on foreign currency forward contract, net of settlement	0.8	—	(20.7)	—
Gain (loss) on interest rate swaps, net of settlement	0.3	(1.1)	2.6	(1.1)
Total	$7.4	$11.0	$(0.8)	$32.2

Foreign currency losses are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.

22.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems, and Wing Systems. Revenue from Boeing represents a substantial portion of the Company's revenues in all segments. Wing Systems also includes significant revenues from Airbus. Approximately 95% of the Company's net revenues for the three months ended September 27, 2018, came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development, and unallocated cost of sales.

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

The following table shows segment revenues and operating income for the three and nine months ended September 27, 2018, and September 28, 2017:

	Three Months Ended		Nine Months Ended
	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
Segment Revenues
Fuselage Systems	$991.0	$957.0	$2,983.4	$2,812.1
Propulsion Systems	442.4	407.9	1,259.6	1,250.7
Wing Systems	378.6	382.2	1,138.6	1,201.7
All Other	1.7	1.1	5.1	3.9
	$1,813.7	$1,748.2	$5,386.7	$5,268.4
Segment Operating Income (Loss)
Fuselage Systems (1)	$134.8	$143.8	$417.7	$205.0
Propulsion Systems (1)	76.2	72.4	203.9	183.4
Wing Systems (1)	58.6	49.1	166.1	134.7
All Other	1.3	0.2	0.3	(0.5)
	270.9	265.5	788.0	522.6
SG&A	(37.3)	(49.8)	(154.5)	(149.9)
Impact of severe weather event	—	—	—	(19.9)
Research and development	(10.8)	(9.5)	(31.3)	(21.2)
Unallocated cost of sales	(0.3)	(3.9)	(2.6)	(17.0)
Total operating income	$222.5	$202.3	$599.6	$314.6

(1)
Prior period information has been reclassified as a result of the Company's adoption of ASU 2017-07 on a retrospective basis in 2018. In accordance with the adoption of this guidance, prior year amounts related to the components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of sales and selling, general and administrative expense to other income (expense) within the consolidated statement of operations for all periods presented. Accordingly, expenses of $4.5, $1.8, and $1.8 on the Fuselage, Systems Propulsion Systems, and Wing Systems, respectively, were reclassified into segment operating income for the three months ended September 28, 2017 and expenses of $13.5, $5.5, and $5.5 on the Fuselage Systems, Propulsion Systems, and Wing Systems, respectively, were reclassified into segment operating income for the nine months ended September 28, 2017.

23.  Asco Acquisition

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

One of the closing conditions is receipt of clearance from the European Commission (the “Commission”). During the scope of the Commission’s Phase 1 review, the Commission identified issues that it requires to be addressed regarding the transaction. Consequently, on October 26, 2018, the Company withdrew its notification of the transaction from the Commission in order to address those issues. The withdrawal interrupts the Commission’s current review of the transaction. The Company and Asco will work to refile the notification in a timely manner.

Acquisition-related expenses were $14.8 for the nine months ended September 27, 2018 and are included in selling, general and administrative costs on the condensed and consolidated statements of operations.

The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the description set forth in the Company’s Current Report on Form 8-K filed with the SEC on May 2, 2018, and the full text of the Purchase Agreement, which was filed as an exhibit to the Company's Form 10-Q filed with the SEC on August 1, 2018.

24.  Condensed Consolidating Financial Information

The Floating Rate Notes, 2023 Notes, 2026 Notes, and 2028 Notes (collectively, the “Notes”) are fully and unconditionally guaranteed on a senior unsecured basis by Holdings. No subsidiaries are guarantors to any of the Notes.

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent company and parent guarantor of the Notes, as further detailed in Note 15, Debt;

(ii)	Spirit, as the issuer of the Notes;

(iii)	The Company’s subsidiaries, (the “Non-Guarantor Subsidiaries”) on a combined basis;

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Three Months Ended September 27, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$1,636.1	$305.6	$(128.0)	$1,813.7
Operating costs and expenses
Cost of sales	—	1,395.9	275.2	(128.0)	1,543.1
Selling, general and administrative	2.3	31.4	3.6	—	37.3
Research and development	—	9.2	1.6	—	10.8
Total operating costs and expenses	2.3	1,436.5	280.4	(128.0)	1,591.2
Operating (loss) income	(2.3)	199.6	25.2	—	222.5
Interest expense and financing fee amortization	—	(24.2)	(1.2)	1.2	(24.2)
Other income (expense), net	—	9.6	(1.0)	(1.2)	7.4
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(2.3)	185.0	23.0	—	205.7
Income tax benefit (provision)	0.4	(33.7)	(3.6)	—	(36.9)
(Loss) income before equity in net income of affiliate and subsidiaries	(1.9)	151.3	19.4	—	168.8
Equity in net income of affiliate	—	—	—	—	—
Equity in net income of subsidiaries	170.7	19.4	—	(190.1)	—
Net income	168.8	170.7	19.4	(190.1)	168.8
Other comprehensive (loss) income	(0.6)	(0.6)	0.1	0.5	(0.6)
Comprehensive income (loss)	$168.2	$170.1	$19.5	$(189.6)	$168.2

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Three Months Ended September 28, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$1,573.0	$311.8	$(136.6)	$1,748.2
Operating costs and expenses
Cost of sales	—	1,339.2	284.0	(136.6)	1,486.6
Selling, general and administrative	3.9	42.3	3.6	—	49.8
Impact of severe weather event	—	—	—	—	—
Research and development	—	8.8	0.7	—	9.5
Total operating costs and expenses	3.9	1,390.3	288.3	(136.6)	1,545.9
Operating (loss) income	(3.9)	182.7	23.5	—	202.3
Interest expense and financing fee amortization	—	(10.5)	(1.3)	1.4	(10.4)
Other income (expense), net	—	13.1	(0.7)	(1.4)	11.0
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(3.9)	185.3	21.5	—	202.9
Income tax benefit (provision)	0.8	(53.0)	(3.7)	—	(55.9)
(Loss) income before equity in net income of affiliate and subsidiaries	(3.1)	132.3	17.8	—	147.0
Equity in net income of affiliate	0.2	—	0.2	(0.2)	0.2
Equity in net income of subsidiaries	150.1	17.7	—	(167.8)	—
Net income	147.2	150.0	18.0	(168.0)	147.2
Other comprehensive (loss) income	13.8	13.8	14.3	(28.1)	13.8
Comprehensive income (loss)	$161.0	$163.8	$32.3	$(196.1)	$161.0

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Nine Months Ended September 27, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$4,831.3	$1,017.6	$(462.2)	$5,386.7
Operating costs and expenses
Cost of sales	—	4,147.8	915.7	(462.2)	4,601.3
Selling, general and administrative	8.0	133.1	13.4	—	154.5
Research and development	—	27.8	3.5	—	31.3
Total operating costs and expenses	8.0	4,308.7	932.6	(462.2)	4,787.1
Operating (loss) income	(8.0)	522.6	85.0	—	599.6
Interest expense and financing fee amortization	—	(60.1)	(4.0)	3.8	(60.3)
Other income (expense), net	—	6.6	(3.6)	(3.8)	(0.8)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(8.0)	469.1	77.4	—	538.5
Income tax benefit (provision)	1.5	(88.6)	(12.6)	—	(99.7)
(Loss) income before equity in net income of affiliate and subsidiaries	(6.5)	380.5	64.8	—	438.8
Equity in net income of affiliate	0.6	—	0.6	(0.6)	0.6
Equity in net income of subsidiaries	445.3	64.8	—	(510.1)	—
Net income	439.4	445.3	65.4	(510.7)	439.4
Other comprehensive (loss) income	(16.5)	(16.5)	(14.7)	31.2	(16.5)
Comprehensive income (loss)	$422.9	$428.8	$50.7	$(479.5)	$422.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 28, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net revenues	$—	$4,701.1	$1,025.4	$(458.1)	$5,268.4
Operating costs and expenses
Cost of sales	—	4,307.4	913.5	(458.1)	4,762.8
Selling, general and administrative	8.8	130.4	10.7	—	149.9
Impact of severe weather event	—	19.9	—	—	19.9
Research and development	—	19.4	1.8	—	21.2
Total operating costs and expenses	8.8	4,477.1	926.0	(458.1)	4,953.8
Operating (loss) income	(8.8)	224.0	99.4	—	314.6
Interest expense and financing fee amortization	—	(30.1)	(4.5)	4.5	(30.1)
Other income (expense), net	—	37.4	(0.7)	(4.5)	32.2
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(8.8)	231.3	94.2	—	316.7
Income tax (provision) benefit	2.7	(70.2)	(17.4)	—	(84.9)
(Loss) income before equity in net income of affiliate and subsidiaries	(6.1)	161.1	76.8	—	231.8
Equity in net income of affiliate	0.3	—	0.3	(0.3)	0.3
Equity in net income of subsidiaries	237.9	76.8	—	(314.7)	—
Net income	232.1	237.9	77.1	(315.0)	232.1
Other comprehensive (loss) income	33.6	33.6	35.0	(68.6)	33.6
Comprehensive income (loss)	$265.7	$271.5	$112.1	$(383.6)	$265.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

Condensed Consolidating Balance Sheet
September 27, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$621.5	$61.9	$—	$683.4
Restricted cash	—	0.3	—	—	0.3
Accounts receivable, net	—	730.1	322.7	(367.7)	685.1
Contract assets, short-term	—	467.7	45.5	—	513.2
Inventory, net	—	610.1	320.9	—	931.0
Other current assets	—	32.4	3.0	—	35.4
Total current assets	—	2,462.1	754.0	(367.7)	2,848.4
Property, plant and equipment, net	—	1,621.1	501.9	—	2,123.0
Contract assets, long-term	—	53.5	—	—	53.5
Pension assets, net	—	351.3	21.0	—	372.3
Investment in subsidiary	1,116.4	686.5	—	(1,802.9)	—
Other assets	—	372.8	130.5	(218.4)	284.9
Total assets	$1,116.4	$5,547.3	$1,407.4	$(2,389.0)	$5,682.1
Liabilities
Accounts payable	$—	$837.6	$412.5	$(367.7)	$882.4
Accrued expenses	—	317.6	36.4	—	354.0
Profit sharing	—	38.4	3.6	—	42.0
Current portion of long-term debt	—	24.1	0.9	—	25.0
Advance payments, short-term	—	112.7	—	—	112.7
Contract liabilities, short-term	—	153.5	—	—	153.5
Forward loss provision, long-term	—	147.3	—	—	147.3
Deferred revenue and other deferred credits, short-term	—	6.6	0.5	—	7.1
Deferred grant income liability - current	—	—	19.4	—	19.4
Other current liabilities	—	68.8	—	—	68.8
Total current liabilities	—	1,706.6	473.3	(367.7)	1,812.2
Long-term debt	—	1,862.0	125.5	(117.8)	1,869.7
Advance payments, long-term	—	144.2	2.2	—	146.4
Pension/OPEB obligation	—	38.4	—	—	38.4
Contract liabilities, long-term	—	353.8	—	—	353.8
Forward loss provision, long-term	—	72.6	—	—	72.6
Deferred grant income liability - non-current	—	5.8	24.9	—	30.7
Deferred revenue and other deferred credits	—	24.3	2.5	—	26.8
Other liabilities	—	303.2	12.5	(100.6)	215.1
Total equity	1,116.4	1,036.4	766.5	(1,802.9)	1,116.4
Total liabilities and stockholders’ equity	$1,116.4	$5,547.3	$1,407.4	$(2,389.0)	$5,682.1

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 27, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$486.1	$81.3	$—	$567.4
Investing activities
Purchase of property, plant and equipment	—	(142.9)	(28.0)	—	(170.9)
Other	—	2.3	0.5	—	2.8
Net cash used in investing activities	—	(140.6)	(27.5)	—	(168.1)
Financing activities
Proceeds from issuance of bonds	—	1,300.0	—	—	1,300.0
Principal payments of debt	—	(4.3)	(0.6)	—	(4.9)
Payments on term loan	—	(256.3)		—	(256.3)
Payments on bonds	—	(300.0)	—	—	(300.0)
Proceeds (payments) from intercompany debt	—	49.7	(49.7)	—	—
Debt issuance and financing costs	—	(23.2)	—	—	(23.2)
Taxes paid related to net share settlement of awards	—	(15.5)	—	—	(15.5)
Proceeds (payments) from subsidiary for purchase of treasury stock	805.8	(805.8)	—	—	—
Purchase of treasury stock	(805.8)	—	—	—	(805.8)
Proceeds (payments) from subsidiary for dividends paid	35.4	(35.4)	—	—	—
Dividends Paid	(35.4)	—	—	—	(35.4)
Net cash used in financing activities	—	(90.8)	(50.3)	—	(141.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	—	0.2
Net increase in cash, cash equivalents, and restricted cash for the period	—	254.7	3.7	—	258.4
Cash, cash equivalents, and restricted cash, beginning of period	—	387.3	58.2	—	445.5
Cash, cash equivalents, and restricted cash, end of period	$—	$642.0	$61.9	$—	$703.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($ in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 28, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$525.7	$98.9	$—	$624.6
Investing activities
Purchase of property, plant and equipment	—	(122.1)	(16.6)	—	(138.7)
Proceeds from sale of assets	—	0.4	—	—	0.4
Other	—	—	—	—	—
Net cash used in investing activities	—	(121.7)	(16.6)	—	(138.3)
Financing activities
Principal payments of debt	—	(0.7)	(1.6)	—	(2.3)
Payment on term loan	—	(12.5)	—	—	(12.5)
Proceeds (payments) from intercompany debt	—	65.1	(65.1)	—	—
Taxes paid related to net share settlement of awards	—	(13.8)	—	—	(13.8)
Debt issuance and financing costs	—	(0.9)	—	—	(0.9)
Proceeds from financing under the New Markets Tax Credit Program	—	7.6	—	—	7.6
Proceeds (payments) from subsidiary for purchase of treasury stock	402.1	(402.1)	—	—	—
Purchase of treasury stock	(402.1)	—	—	—	(402.1)
Proceeds (payments) from subsidiary for dividends paid	35.7	(35.7)	—	—	—
Dividends Paid	(35.7)	—	—	—	(35.7)
Net cash used in financing activities	—	(393.0)	(66.7)	—	(459.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	5.6	—	5.6
Net increase in cash, cash equivalents, and restricted cash for the period	—	11.0	21.2	—	32.2
Cash, cash equivalents, and restricted cash, beginning of period	—	700.0	17.6	—	717.6
Cash, cash equivalents, and restricted cash, end of period	$—	$711.0	$38.8	$—	$749.8

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

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:1)  our ability to continue to grow our business and execute our growth strategy, including the timing, execution, and profitability of new and maturing programs; 2)  our ability to perform our obligations under our new and maturing commercial, business aircraft, and military development programs, and the related recurring production; 3) our ability to accurately estimate and manage performance, cost, and revenue under our contracts, including our ability to achieve certain cost reductions with respect to the B787 program; 4) margin pressures and the potential for additional forward losses on new and maturing programs; 5)  our ability and our suppliers’ ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft and expanding model mixes; 6) the effect on aircraft demand and build rates of changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market and expanding conflicts or political unrest; 7) customer cancellations or deferrals as a result of global economic uncertainty or otherwise; 8) the effect of economic conditions in the industries and markets in which we operate in the U.S. and globally and any changes therein, including fluctuations in foreign currency exchange rates; 9) the success and timely execution of key milestones such as the receipt of necessary regulatory approvals, including our ability to obtain in a timely fashion any required regulatory or other third party approvals for the consummation of our announced acquisition of Asco, and customer adherence to their announced schedules; 10) our ability to successfully negotiate, or re-negotiate, future pricing under our supply agreements with Boeing and our other customers; 11) our ability to enter into profitable supply arrangements with additional customers; 12) the ability of all parties to satisfy their performance requirements, including our ability to timely deliver quality products, under existing supply contracts with our two major customers, Boeing and Airbus, and other customers, and the risk of nonpayment by such customers; 13) any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals, or reduced orders by their customers or from labor disputes, domestic or international hostilities, or acts of terrorism; 14) any adverse impact on the demand for air travel or our operations from the outbreak of diseases or epidemic or pandemic outbreaks; 15) our ability to avoid or recover from cyber-based or other security attacks, information technology failures, or other disruptions; 16) returns on pension plan assets and the impact of future discount rate changes on pension obligations; 17) our ability to borrow additional funds or refinance debt, including our ability to obtain the debt to finance the purchase price for our announced acquisition of Asco on favorable terms or at all; 18) competition from or in-sourcing by commercial aerospace original equipment manufacturers and competition from other aerostructures suppliers; 19) the effect of governmental laws, such as U.S. export control laws and U.S. and foreign anti-bribery laws such as the Foreign Corrupt Practices Act and the United Kingdom Bribery Act, and environmental laws and agency regulations, both in the U.S. and abroad; 20) the effect of changes in tax law, such as the effect of The Tax Cuts and Jobs Act that was enacted on December 22, 2017, and changes to the interpretations of or guidance related thereto, and the Company’s ability to accurately calculate and estimate the effect of such changes; 21) any reduction in our credit ratings; 22) our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components; 23) our ability to recruit and retain a critical mass of highly-skilled employees and our relationships with the unions representing many of our employees; 24) spending by the U.S. and other governments on defense; 25) the possibility that our cash flows and our credit facility may not be adequate for our additional capital needs or for payment of interest on, and principal of, our indebtedness; 26) our exposure under our revolving credit facility to higher interest payments should interest rates increase substantially; 27) the effectiveness of any interest rate hedging programs; 28) the effectiveness of our internal control over financial reporting; 29) the outcome or impact of ongoing or future litigation, claims, and regulatory actions; 30) exposure to potential product liability and warranty claims; 31) our ability to effectively assess, manage and integrate acquisitions that we pursue, including our ability to successfully integrate the Asco business and generate synergies and other cost savings; 32) the consummation of our announced acquisition of Asco while avoiding any unexpected costs, charges, expenses, adverse changes to business relationships and other business disruptions for ourselves and Asco as a result of the acquisition; 33) our ability to continue selling certain receivables through our supplier financing program; 34) the risks of doing business internationally, including fluctuations in foreign current exchange rates, impositions of tariffs or embargoes, trade restrictions, compliance with foreign laws, and domestic and foreign government policies; and 35) our ability to complete the accelerated stock repurchase plan, among other things.

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

Management’s Focus

The Company's focus in 2018 continues to revolve around our operational execution, with a focus on safety and quality while working to meet our customers' requirements for production rate changes. Additionally, we are focusing on positioning ourselves for organic and inorganic growth within the commercial, defense, and fabrication markets. Considering the strong demand for commercial aircraft for the foreseeable future, all of these markets offer possibilities for growth. To help support our work on production rate increases and market growth, we continue to focus on attracting, developing, and retaining a world-class team at our sites and being a trusted partner to our customers and suppliers.

Programs

B737 Program

The B737 program has been steadily increasing in rate due to increased demand, and will continue to do so for the remainder of 2018. As we are working to meet this increased demand, we have experienced supplier disruptions, challenges relating to model mix changes from the B737 NG to B737 MAX, and other challenges that have resulted in additional production costs including overtime, expedited freight, and surge resources. In response to these disruptions, we implemented a comprehensive recovery plan in the first half of 2018 to eliminate the current operational challenges and help mitigate future challenges. With this recovery plan in place, we made great efforts during the second and third quarters to recover to our planned production schedule and we are fully recovered to our delivery schedule. Additional efforts will be ongoing to address these challenges on a go-forward basis. As a result of our efforts to recover to delivery schedule, we continue to incur additional expenses that are reflected in our third quarter financial results. We expect these additional costs to continue to reduce during the remainder of 2018.

B787 Program

As we continue on the B787 program, our performance depends on our continued ability to achieve cost reductions in our manufacturing and support labor and supply chain. During the first nine months of 2018, we recorded additional net forward loss reserves of $2.3 million on the B787 program due to the adoption of ASU 2017-07, partially offset by favorable performance on cost initiatives.

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

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended		Nine Months Ended
	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
	($ in millions)		($ in millions)
Revenue	$1,813.7	$1,748.2	$5,386.7	$5,268.4
Cost of sales	1,543.1	1,486.6	4,601.3	4,762.8
Gross profit	270.6	261.6	785.4	505.6
Selling, general and administrative	37.3	49.8	154.5	149.9
Impact of severe weather event	—	—	—	19.9
Research and development	10.8	9.5	31.3	21.2
Operating income	222.5	202.3	599.6	314.6
Interest expense and financing fee amortization	(24.2)	(10.4)	(60.3)	(30.1)
Other (expense) income, net	7.4	11.0	(0.8)	32.2
Income before income taxes and equity in net income of affiliate	205.7	202.9	538.5	316.7
Income tax provision	(36.9)	(55.9)	(99.7)	(84.9)
Income before equity in net income of affiliate	168.8	147.0	438.8	231.8
Equity in net income of affiliate	—	0.2	0.6	0.3
Net income	$168.8	$147.2	$439.4	$232.1

Comparative shipset deliveries by model are as follows:

	Three Months Ended		Nine Months Ended
Model	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
B737	160	137	457	399
B747	1	1	4	4
B767	8	8	23	21
B777	11	15	32	55
B787	33	37	108	105
Total Boeing	213	198	624	584
A220 (1)	6	0	6	0
A320 Family	165	146	488	452
A330/340	13	21	46	60
A350 XWB	19	18	71	65
A380	1	2	4	10
Total Airbus	204	187	615	587
Business/Regional Jets (1)	14	19	56	67
Total	431	404	1,295	1,238

(1) Airbus acquired majority ownership in the C-Series program (subsequently renamed as the A220 program) in July 2018; all C-Series deliveries prior to the third quarter of 2018 are included in Business/Regional Jets and all A220 deliveries subsequent to the acquisition are included in A220.

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

Net revenues by prime customer are as follows:

	Three Months Ended		Nine Months Ended
Prime Customer	September 27, 2018	September 28, 2017	September 27, 2018	September 28, 2017
	($ in millions)		($ in millions)
Boeing	$1,465.5	$1,418.8	$4,262.2	$4,172.7
Airbus	263.8	257.4	869.0	853.8
Other	84.4	72.0	255.5	241.9
Total net revenues	$1,813.7	$1,748.2	$5,386.7	$5,268.4

Changes in Estimates

During the third quarter of 2018, we recognized total changes in estimates of $(13.5) million, which included net forward loss charges of $(0.5) million, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2018 of $(13.0) million. During the same period in the prior year, we recognized total changes in estimates of $(4.8) million, which included net forward loss charges of $(2.0) million and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2017 of $(2.8) million.

Three Months Ended September 27, 2018 as Compared to Three Months Ended September 28, 2017

Revenue.  Revenues for the three months ended September 27, 2018 were $1,813.7 million, an increase of $65.5 million, or 4%, compared to net revenues of $1,748.2 million for the same period in the prior year. Higher revenues were recorded for the Fuselage Systems and Propulsion Systems segments and lower revenues were recorded for the Wing Systems segment during the third quarter of 2018 compared to the same period in the prior year. The increase in revenues was primarily due to increased production on the B737 and A320 programs and increased defense related work, partially offset by decreased production on the B777 program, lower revenues recognized on the B787 program due to the adoption of ASC 606, and lower revenue recognized on the A350 XWB program in accordance with pricing terms. Approximately 95% of net revenues for the third quarter of 2018 came from our two largest customers, Boeing and Airbus.

Total production deliveries to Boeing increased to 213 shipsets during the third quarter of 2018, compared to 198 shipsets delivered in the same period of the prior year, primarily driven by increased deliveries on the B737 program, partially offset by decreased production deliveries on the B777 and B787 programs. Total production deliveries to Airbus increased to 204 shipsets during the third quarter of 2018, compared to 187 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 program and the transfer of the A220 programs to total Airbus deliveries in the third quarter of 2018, partially offset by lower A330 deliveries. Total production deliveries of business/regional jet wing and wing components decreased to 14 shipsets during the third quarter of 2018, compared to 19 shipsets delivered in the same period of the prior year, driven by the transfer of the A220 programs to total Airbus deliveries in the third quarter of 2018. In total, production deliveries increased to 431 shipsets during the third quarter of 2018, compared to 404 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $270.6 million for the three months ended September 27, 2018, as compared to $261.6 million for the same period in the prior year. The slight increase was driven by increased margins recognized on the A350 program due to the adoption of ASC 606, partially offset by decreased margins recognized on the B737 and B777 programs.

SG&A and Research and Development.  SG&A expense was $12.5 million lower for the three months ended September 27, 2018, compared to the same period in the prior year, primarily due to the recovery of legal fees related to a court decision, partially offset by costs incurred related to the anticipated purchase of Asco. Research and development expense was $1.3 million higher for the three months ended September 27, 2018, compared to the same period in the prior year.

Operating Income.  Operating income for the three months ended September 27, 2018 was $222.5 million, an increase of $20.2 million, or 10% compared to an operating income of $202.3 million for the same period in the prior year.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended September 27, 2018 was $24.2 million, compared to $10.4 million for the same period in the prior year. Interest expense and financing fee amortization during the third quarter of 2018 included $16.5 million of interest and fees paid or accrued in connection with long-term debt and $6.2 million in amortization of deferred financing costs and original issue discount, compared to $9.0 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. During the third quarter of 2018, we redeemed the remaining 2022 Notes that had not been tendered in our second quarter tender offer and replaced our prior credit agreement with the 2018 Credit Agreement. As a result, we recognized a loss on extinguishment of existing bonds and revolver of $5.4 million.

Other Income, net. Other income, net for the three months ended September 27, 2018 was $7.4 million, compared to $11.0 million for the same period in the prior year. This decrease was primarily driven by net losses taken on the sale of receivables in 2018.

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

The income tax provision for the three months ended September 27, 2018 includes $35.3 million for federal taxes, ($1.5) million for state taxes and $3.1 million for foreign taxes. The income tax provision for the three months ended September 28, 2017 includes $52.8 million for federal taxes, $0.4 million for state taxes, and $2.7 million for foreign taxes. The effective tax rate for the three months ended September 27, 2018 was 17.9% as compared to 27.5% for the same period in 2017. The difference in the effective tax rate recorded for 2018 as compared to 2017 is related primarily to the enactment of the TCJA, including the reduction in the U.S. corporate federal income tax rate from 35% to 21%, estimated GILTI tax provisions, the elimination of the domestic manufacturing deduction, and the decrease to our one-time transition tax liability, and unrelated to the TCJA, higher state tax credits generated in 2018. The decrease from the U.S. statutory tax rate is attributable primarily to the generation of state income tax and federal research tax credits, the decrease to our provisional one-time transition tax liability, and foreign tax rates lower than the U.S. rate, offset by estimated GILTI tax provisions. For additional information on the TCJA and GILTI tax, please see Note 18, Income Taxes, to our condensed consolidated financial statements included in Part I of this Quarterly Report.

Segments.  The following table shows segment revenues and operating income for the three months ended September 27, 2018 and September 28, 2017:

	Three Months Ended
	September 27, 2018	September 28, 2017
	($ in millions)
Segment Revenues
Fuselage Systems	$991.0	$957.0
Propulsion Systems	442.4	407.9
Wing Systems	378.6	382.2
All Other	1.7	1.1
	$1,813.7	$1,748.2
Segment Operating Income
Fuselage Systems (1)	$134.8	$143.8
Propulsion Systems (1)	76.2	72.4
Wing Systems (1)	58.6	49.1
All Other	1.3	0.2
	270.9	265.5
SG&A (1)	(37.3)	(49.8)
Impact of severe weather event	—	—
Research and development	(10.8)	(9.5)
Unallocated cost of sales(2)	(0.3)	(3.9)
Total operating (loss) income	$222.5	$202.3

(1)
Prior period information has been reclassified as a result of the Company's adoption of ASU 2017-07 on a retrospective basis in 2018. In accordance with the adoption of this guidance, prior year amounts related to the components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of goods sold and selling, general and administrative expense to other income (expense) within the consolidated statement of operations for all periods presented. Accordingly, expenses of $4.5 million, $1.8 million, and $1.8 million attributable to the Fuselage Systems segment, Propulsion Systems segment, and Wing Systems segment, respectively, were reclassified into segment operating income for the three months ended September 28, 2017 and $1.0 million of expense was reclassified to SG&A.

(2)	Includes $0.9 million and $1.5 million of warranty expense for the three months ended September 27, 2018 and September 28, 2017 respectively.

Fuselage Systems, Propulsion Systems, Wing Systems, and All Other represented approximately 55%, 24%, 21%, and less than 1%, respectively, of our net revenues for the three months ended September 27, 2018.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended September 27, 2018, were $991.0 million, an increase of $34.0 million, or 4%, compared to the same period in the prior year. The increase was primarily due to increased production work on the B737 program, increased defense related activity, and increased production on certain non-recurring programs, partially offset by decreased production on the B777 program and lower revenues recognized on the B787 program due to the adoption of ASC 606. Fuselage Systems segment operating margins were 14% for the three month period ended September 27, 2018, compared to 15% for the same period in the prior year, primarily due to lower margins recognized on the B737 and B777 programs, partially offset by increased margins recorded on the A350 XWB program due to the adoption of ASC 606 and decreased revenue from lower margin programs. In the third quarter of 2018, the segment recorded unfavorable cumulative catch-up adjustments of $12.0 million. In comparison, during the third quarter of 2017, the segment recorded unfavorable cumulative catch-up adjustments of $2.4 million and net forward loss charges of $0.9 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended September 27, 2018 were $442.4 million, an increase of $34.5 million, or 8%, compared to the same period in the prior year. The increase was primarily due to increased production work on the B737 program, partially offset by lower production work on the B777, decreased activity on certain non-recurring programs, and lower revenues recognized on the B787 program due to the adoption of ASC 606. Propulsion Systems segment operating margins were 17% for the three month period ended September 27, 2018, compared to 18% for the same period in the prior year, primarily due to unfavorable cumulative catch-up adjustments recognized in the current quarter. The segment recorded unfavorable cumulative catch-up adjustments of $2.4 million and net forward loss charges of $0.8 million for the three months ended September 27, 2018. In comparison, during the same period of the prior year, the segment recorded favorable cumulative catch-up adjustments of $2.4 million and favorable changes in estimates on loss programs of $1.3 million.

Wing Systems.  Wing Systems segment net revenues for the three months ended September 27, 2018 were $378.6 million, a decrease of $3.6 million, or 1%, compared to the same period in the prior year. The decrease was primarily due to lower revenue recognized on the A350 XWB program in accordance with pricing terms and lower revenues recognized on the B787 program due to the adoption of ASC 606, partially offset by increased production on the B737 and A320 programs. Wing Systems segment operating margins were 15% for the three months ended September 27, 2018, compared to 13% for the same period in the prior year. This increase was primarily driven by increased margins recorded on the A350 XWB program due to the adoption of ASC 606 and decreased revenue from lower margin programs, partially offset by decreased margins recognized on the B737 program. In the third quarter of 2018, the segment recorded favorable changes in estimates on loss programs of $0.3 million and favorable cumulative catch-up adjustments of $1.4 million. In comparison, during the third quarter of 2017, the segment recorded net forward loss charges of $2.4 million as well as unfavorable cumulative catch-up adjustments of $2.8 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and natural gas revenues from KIESC. In the three months ended September 27, 2018, All Other segment net revenues were $1.7 million, an increase of $0.6 million compared to the same period in the prior year.

Nine Months Ended September 27, 2018 as Compared to Nine Months Ended September 28, 2017

Net Revenues.  Net revenues for the nine months ended September 27, 2018 were $5,386.7 million, an increase of $118.3 million, or 2%, compared to net revenues of $5,268.4 million for the same period in the prior year. Higher revenues were recorded for the Fuselage Systems and Propulsion Systems segments and lower revenues were recorded for the Wing Systems segment during the first nine months of 2018 as compared to the same period in the prior year. The increase in net revenues was primarily due to higher production work on the B737, B787, A350 XWB, and A320 programs and increased defense related activities, partially offset by lower production deliveries of the B777 program, lower revenues recognized on the B787 program due to the adoption of ASC 606, and the absence of a litigation reserve reversed in the second quarter of 2017. Approximately 95% of net revenues for the first nine months of 2018 came from our two largest customers, Boeing and Airbus.

Production deliveries to Boeing increased to 624 shipsets during the first nine months of 2018, compared to 584 shipsets delivered in the same period of the prior year, primarily driven by increased production on the B737 program, partially offset by decreased production of the B777 program. Production deliveries to Airbus increased to 615 shipsets during the first nine months of 2018, compared to 587 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 and A350 XWB programs, partially offset by lower A330 deliveries. Production deliveries of business/regional jet wing and wing components decreased to 56 shipsets during the first nine months of 2018, compared to 67 shipsets delivered in the same period of the prior year. In total, production deliveries increased by 5% to 1,295 shipsets during the first nine months of 2018, compared to 1,238 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $785.3 million, or 15%, for the nine months ended September 27, 2018, as compared to $505.6 million, or 10%, for the same period in the prior year. The increase in gross profit was primarily driven by the absence of the $352.8 million reach-forward loss recorded on the B787 program in the second quarter of 2017, partially offset by decreased production on the B777 program and lower margins recognized on the B737 program.

SG&A and Research and Development.  SG&A expense was $4.6 million higher for the nine months ended September 27, 2018, compared to the same period in the prior year primarily due to costs incurred related to the anticipated purchase of Asco, partially offset by the recovery of legal fees related to a court decision. Research and development expense was $10.1 million higher for the nine months ended September 27, 2018, compared to the same period in the prior year primarily due to more internal projects underway.

Impact of Severe Weather Event.  For the nine months ended September 28, 2017, the Company recorded a $19.9 million charge against operating income related to the aftermath of Hurricane Matthew, which caused the Company's Kinston, North Carolina site operations to temporarily shut down in the fourth quarter of 2016.

Operating Income.  Operating income for the nine months ended September 27, 2018 was $599.6 million, an increase of $285.0 million, or 91%, compared to operating income of $314.6 million for the same period in the prior year. The increase in operating income was primarily due to the absence of net forward loss charges on the B787 program recorded in the second quarter of 2017, contributions to gross profit from the adoption of ASC 606, and the absence of expenses related to the severe weather event, partially offset by decreased production on the B777 program, lower margins recognized on the B737 program, and expenses related to the purchase of Asco.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the nine months ended September 27, 2018 was $60.3 million, compared to $30.1 million for the same period in the prior year. Interest expense and financing fee amortization for the nine months ended September 27, 2018 included $37.9 million of interest and fees paid or accrued in connection with long-term debt and $17.6 million in amortization of deferred financing costs and original issue discount, compared to $27.0 million of interest and fees paid or accrued in connection with long-term debt and $2.6 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. During the second and third quarters of 2018, we extinguished our $300.0 million 2022 Notes through a tender offer and redemption and we replaced our prior credit agreement with the 2018 Credit Agreement. As a result, we recognized a loss on extinguishment of existing debt of $14.4 million.

Other (Expense) Income, net. Other expense, net for the nine months ended September 27, 2018 was $0.8 million, compared to Other income, net of $32.2 million for the same period in the prior year. Other expense, net during 2018 was primarily driven by losses on foreign currency forward contracts as the U.S. Dollar strengthened against the Euro and net losses on sales of receivables, partially offset by pension income.

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

The income tax provision for the nine months ended September 27, 2018 includes $89.2 million for federal taxes, ($0.1) million for state taxes, and $10.6 million for foreign taxes. The income tax provision for the nine months ended September 28, 2017 includes $69.8 million for federal taxes, $0.9 million for state taxes, and $14.2 million for foreign taxes. The effective tax rate for the nine months ended September 27, 2018 was 18.5% as compared to 26.8% in 2017. The difference in the effective tax rate recorded for 2018 as compared to 2017 is related primarily to the enactment of the TCJA, including the reduction in the U.S. corporate federal income tax rate from 35% to 21% and the elimination of the domestic manufacturing deduction, and unrelated to the TCJA, higher state tax credits generated in 2018 offset by the proportional tax rate effects of lower pre-tax income in 2017. The decrease from the U.S. statutory tax rate is attributable primarily to the generation of state income tax and federal research tax credits, share based compensation excess tax benefit, foreign tax rates lower than the U.S. rate, and the decrease to our provisional one-time transition tax liability, offset by estimated GILTI tax provisions. For additional information on the TCJA and GILTI tax, please see Note 18, Income Taxes, to our condensed consolidated financial statements included in Part I of this Quarterly Report.

Segments.  The following table shows segment revenues and operating income for the nine months ended September 27, 2018 and September 28, 2017:

	Nine Months Ended
	September 27, 2018	September 28, 2017
	($ in millions)
Segment Revenues
Fuselage Systems	$2,983.4	$2,812.1
Propulsion Systems	1,259.6	1,250.7
Wing Systems	1,138.6	1,201.7
All Other	5.1	3.9
	$5,386.7	$5,268.4
Segment Operating Income
Fuselage Systems(1)	$417.7	$205.0
Propulsion Systems(1)	203.9	183.4
Wing Systems(1)	166.1	134.7
All Other	0.2	(0.5)
	787.9	522.6
Corporate SG&A (1)	(154.5)	(149.9)
Impact of severe weather event	—	(19.9)
Research and development	(31.3)	(21.2)
Unallocated cost of sales(2)	(2.5)	(17.0)
Total operating income	$599.6	$314.6

(1)
Prior period information has been reclassified as a result of the Company's adoption of ASU 2017-07 on a retrospective basis in 2018. In accordance with the adoption of this guidance, prior year amounts related to the components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of sales and selling, general and administrative expense to other income (expense) within the consolidated statement of operations for all periods presented. Accordingly, expenses of $13.5 million, $5.5 million, and $5.5 million attributable to the Fuselage Systems segment, Propulsion Systems segment, and Wing Systems segment, respectively, were reclassified into segment operating income for the nine months ended September 28, 2017 and $3.1 million of expense was reclassified to SG&A.

(2)
Includes $2.0 million and $3.2 million of warranty expense for the nine months ended September 27, 2018 and September 28, 2017, respectively. Also includes a charge for excess purchases and purchase commitments of $10.6 million for the nine months ended September 28, 2017.

Fuselage Systems.  Fuselage Systems segment net revenues for the nine months ended September 27, 2018 were $2,983.4 million, an increase of $171.3 million, or 6%, compared to the same period in the prior year. The increase was primarily due to increased production on the B737, B787, and A350 XWB programs, increased defense related activities, and higher revenue recognized on certain non-recurring Boeing programs, partially offset by decreased production on the B777 program, lower revenue recognized on the B787 program due to the adoption of ASC 606, and lower revenue recognized on the A350 XWB program in accordance with pricing terms. Fuselage Systems segment operating margins were 14% for the nine months ended September 27, 2018, compared to 7% for the same period in the prior year. The increase was primarily driven by the absence of a $230.5 million reach-forward loss on the B787 program recognized in 2017 and increased margins recognized on the A350 XWB program due to the adoption of ASC 606, partially offset by decreased margins on the B737 and B777 programs. In the first nine months of 2018, the segment recorded net forward loss charges of $1.5 million and unfavorable cumulative catch-up adjustments of $3.0 million. In comparison, during the first nine months of 2017, the segment recorded net forward loss charges of $238.5 million and favorable cumulative catch-up adjustments of $5.3 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the nine months ended September 27, 2018 were $1,259.6 million, an increase of $8.9 million, or 1%, compared to the same period in the prior year. The increase was primarily due to increased production on the B737 program, partially offset by decreased production on the B777 program, lower revenues recognized on certain non-recurring Boeing programs, and lower revenue recognized on the B787 program due to the adoption of ASC 606. Propulsion Systems segment operating margins were 16% for the nine months ended September 27, 2018, compared to 15% for the same period in the prior year. The increase in margins was primarily driven by the absence of a $48.3 million reach-forward loss charge on the B787 program recorded in 2017. During the first nine months of 2018, the segment recorded favorable cumulative catch-up adjustments of $0.9 million. In comparison, during the first nine of 2017, the segment recorded $46.7 million of net forward loss charges and favorable cumulative catch-up adjustments of $4.3 million.

Wing Systems.  Wing Systems segment net revenues for the nine months ended September 27, 2018 were $1,138.6 million, a decrease of $63.1 million, or 5%, compared to the same period in the prior year. The decrease was primarily due to decreased production on the B777 program, lower revenues recognized on the B787 programs due to the adoption of ASC 606, and lower revenue recognized on the A350 XWB program in accordance with pricing terms, partially offset by increased production on the B737 and A320 programs. Wing Systems segment operating margins were 15% for the nine months ended September 27, 2018, compared to 11% for the same period in the prior year, driven primarily by the absence of a $74.0 million reach-forward loss charge recognized on the B787 program in 2017. In the first nine months of 2018, the segment recorded favorable cumulative catch-up adjustments of $0.9 million as well as net forward loss charges of $0.2 million. In comparison, during the first nine months of 2017, the segment recorded net forward loss charges of $74.4 million and favorable cumulative catch-up adjustments of $19.1 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts and natural gas revenues from KIESC. In the nine months ended September 27, 2018, All Other segment net revenues were $5.1 million, an increase of $1.2 million compared to the same period in the prior year. The All Other segment recorded 4% operating margins for the nine months ended September 27, 2018.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows from continuing operations. We expend significant capital as we undertake new programs, meet increased production rates on certain mature and maturing programs, and develop new technologies for the next generation of aircraft, which may not be funded by our customers. In addition, other significant factors that affect our overall management of liquidity include: debt service, redemptions of debt, the ability to attract long-term capital at satisfactory terms, research and development, significant claims, litigation, or contingencies, capital expenditures, share repurchases, dividend payments, and merger and acquisition activities. As described above, we have entered into the Purchase Agreement with respect to the acquisition of Asco for $650.0 million. Further, in May 2018, the Company entered into the ASRs to repurchase in total $725.0 million of the Company’s class A common stock. We funded the ASR and will fund the acquisition of Asco through debt issuances executed during the second and third quarters of 2018, as well as through our 2018 Credit Agreement.

As of September 27, 2018, we had $683.4 million of cash and cash equivalents on the balance sheet. In addition, we currently have $800.0 million of available borrowing capacity under our 2018 Revolver. There were no borrowings or outstanding balances under our 2018 Revolver as of September 27, 2018.

After repurchases made under the ASR, the Company had approximately $200 million remaining in its share repurchase program. On October 24, 2018, the Board of Directors approved an increase to its existing share repurchase program of approximately $800 million, resulting in a total program authorization of $1.0 billion.

We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, we believe that our access to the 2018 Credit Agreement, and ability to obtain debt financing provides additional potential sources of liquidity as required or appropriate.

Cash Flows

The following table provides a summary of our cash flows for the nine months ended September 27, 2018 and September 28, 2017:

	For the nine months ended
	September 27, 2018	September 28, 2017
	($ in millions)
Net cash provided by operating activities	$567.4	$624.6
Net cash used in investing activities	(168.1)	(138.3)
Net cash used in financing activities	(141.1)	(459.7)
Effect of exchange rate change on cash and cash equivalents	0.2	5.6
Net increase in cash, cash equivalents and restricted cash for the period	258.4	32.2
Cash, cash equivalents, and restricted cash beginning of period	445.5	717.6
Cash, cash equivalents, and restricted cash, end of period	$703.9	$749.8

Nine Months Ended September 27, 2018 as Compared to Nine Months Ended September 28, 2017

Operating Activities. For the nine months ended September 27, 2018, we had a net cash inflow of $567.4 million from operating activities, a decrease of $57.2 million compared to a net cash inflow of $624.6 million for the same period in the prior year. The decrease in net cash provided by operating activities was primarily due to lower repayment of customer advances, partially offset by higher payments of annual employee bonuses.

Investing Activities. For the nine months ended September 27, 2018, we had a net cash outflow of $168.1 million for investing activities, an increase in outflow of $29.8 million compared to a net cash outflow of $138.3 million for the same period in the prior year. The increase in cash outflow is due to an increase in capital expenditures during the first nine months of 2018.

Financing Activities. For the nine months ended September, 2018, we had a net cash outflow of $141.1 million for financing activities, a decrease in outflow of $318.6 million, compared to a net cash outflow of $459.7 million for the same period in the prior year. The decrease in net cash outflow is primarily due to the issuance of senior notes entered into during the second quarter 2018, which resulted in $1,300.0 million proceeds from the issuance of debt, partially offset by $584.3 million payments on debt and debt issuance and financing costs. During the nine months ended September 27, 2018, the Company repurchased 8,157,287 shares of its class A common stock for $805.8 million, compared to 6,337,741 shares repurchased for $402.1 million during the same period in the prior year. Additionally, during the nine months ended September 27, 2018, the Company paid dividends of $35.4 million to its stockholders of record, compared to dividends of $35.7 million paid in the same period in the prior year.

Pension and Other Post-Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at September 27, 2018 and we anticipate non-cash pension income for 2018 to remain at or near the same level as 2017. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 16, Pension and Other Post-Retirement Benefits, for more information on the Company’s pension plans.

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 million and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps was an asset of $3.5 million as of September 27, 2018. For the nine months ended September 27, 2018, the Company recorded a gain related to swap activity of $2.6 million, compared to a loss of $1.1 million during the same period in the prior year.

Foreign Currency Forward Contract

As described further in Note 23, Asco Acquisition, the Company and its wholly-owned subsidiary Spirit Belgium entered into the Purchase Agreement pursuant to which Spirit Belgium will purchase all of the issued and outstanding equity of Asco for $650.0 million in cash, subject to certain customary closing adjustments, including foreign currency adjustments. As such, movements in the Euro exchange rates could cause the purchase price to fluctuate, affecting our cash flows.

To reduce the Company's exposure to currency exchange rate fluctuations, the Company entered into foreign currency forward contracts. The objective of these contracts is to minimize the impact of currency exchange rate movements on the Company's cash flows, however the Company has not designated these forward contracts as a hedge and has not applied hedge accounting to them. During the second quarter of 2018, to reduce the Euro exchange rate exposure of the purchase of Asco, the Company entered into a foreign currency forward contract in the amount of $580.0 million; this foreign currency forward contract was settled in the third quarter of 2018. As a result of the settlement of the prior foreign currency foreign contract, and to continue to reduce the Euro exchange rate exposure of the purchase of Asco, the Company entered into entered into a foreign currency forward contract in the amount of $568.3 million. The fair value of the foreign currency forward contract, using Level 2 inputs, was a liability of $6.0 million as of September 27, 2018. The Company recorded a net loss related to foreign currency forward contract activity of $20.7 million for the nine months ended September 27, 2018.

Debt and Other Financing Arrangements

On July 12, 2018, the Company replaced our prior credit agreement with the 2018 Credit Agreement. As of September 27, 2018, the outstanding balance of the 2018 Term Loan was $206.3 million and the carrying value was $204.9 million.

On May 30, 2018, Spirit repurchased $202.6 aggregate principal amount of its 2022 notes pursuant to the Tender Offer and redeemed the remaining 2022 Notes. Following the redemption on June 29, 2018, none of the 2022 Notes remain outstanding.

On May 30, 2018, Spirit entered into an Indenture for the New Notes. The New Notes were issued pursuant to the Company’s shelf registration statement. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $298.4 million, $297.8 million, and $693.3 million as of September 27, 2018, respectively.

The carrying value of the 2026 Notes was $297.5 million as of September 27, 2018.

See Note 15, Debt, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of September 27, 2018, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $256.6 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2018 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We have implemented changes to our processes, systems and controls with respect to the adoption of ASC 606. These changes included the development of policies and procedures, training, ongoing contract review requirements, internal management reports, controls related to information systems, and disclosures. There have not been any other significant changes in our internal control over financial reporting during the quarter ended or year ended September 27, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents

10.1††	Amendment 37 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 17, 2018.	*

10.2††	Amendment 27 to B787 Special Business Provisions BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 17, 2018.	*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.	**

101.INS@	XBRL Instance Document.	*

101.SCH@	XBRL Taxonomy Extension Schema Document.	*

101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB@	XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document.	*

††	Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Sanjay Kapoor	Executive Vice President and Chief Financial	October 31, 2018
Sanjay Kapoor	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ John Gilson	Vice President and Corporate Controller (Principal Accounting Officer)	October 31, 2018
John Gilson