Form 10-K
period 2018-12-31
Spirit AeroSystems Holdings, Inc.
filed 2019-02-08
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the class A common stock on June 28, 2018, as reported on the New York Stock Exchange was approximately $9,797,077,735.
As of February 1, 2019, the registrant had outstanding 105,458,685 shares of class A common stock, $0.01 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed not later than 120 day after the end of the fiscal year covered by this Report are incorporated herein by reference in Part III of this Annual Report on Form 10-K.

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

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following:1) our ability to continue to grow our business and execute our growth strategy, including the timing, execution, and profitability of new and maturing programs; 2) our ability to perform our obligations under our new and maturing commercial, business aircraft, and military development programs, and the related recurring production, including our ability to meet contractually required production rate increases; 3) our ability to accurately estimate and manage performance, cost, and revenue under our contracts, including our ability to achieve certain cost reductions with respect to the B787 program and other programs; 4) margin pressures and the potential for additional forward losses on new and maturing programs; 5) our ability and our suppliers’ ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft and expanding model mixes; 6) the effect on aircraft demand and build rates of changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market and expanding conflicts or political unrest; 7) customer cancellations or deferrals as a result of global economic uncertainty or otherwise; 8) the effect of economic conditions in the industries and markets in which we operate in the U.S. and globally and any changes therein, including fluctuations in foreign currency exchange rates; 9) the success and timely execution of key milestones such as the receipt of necessary regulatory approvals, including our ability to obtain in a timely fashion any required regulatory or other third party approvals for the consummation of our announced acquisition of Asco, and customer adherence to their announced schedules; 10) our ability to successfully negotiate, or re-negotiate, future pricing under our supply agreements with Boeing and our other customers; 11) our ability to enter into profitable supply arrangements with additional customers; 12) the ability of all parties to satisfy their performance requirements, including our ability to timely deliver quality products, under existing supply contracts with our two major customers, Boeing and Airbus, and other customers, and the risk of nonpayment by such customers; 13) any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals, or reduced orders by their customers or from labor disputes, domestic or international hostilities, or acts of terrorism; 14) any adverse impact on the demand for air travel or our operations from the outbreak of diseases or epidemic or pandemic outbreaks; 15) our ability to avoid or recover from cyber-based or other security attacks, information technology failures, or other disruptions; 16) returns on pension plan assets and the impact of future discount rate changes on pension obligations; 17) our ability to borrow additional funds or refinance debt, including our ability to obtain the debt to finance the purchase price for our announced acquisition of Asco on favorable terms or at all; 18) competition from or in-sourcing by commercial aerospace original equipment manufacturers and competition from other aerostructures suppliers; 19) the effect of governmental laws, such as U.S. export control laws and U.S. and foreign anti-bribery laws such as the Foreign Corrupt Practices Act and the United Kingdom Bribery Act, and environmental laws and agency regulations, both in the U.S. and abroad; 20) the effect of changes in tax law, such as the effect of The Tax Cuts and Jobs Act that was enacted on December 22, 2017, and changes to the interpretations of or guidance related thereto, and the Company’s ability to accurately calculate and estimate the effect of such changes; 21) any reduction in our credit ratings; 22) our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components; 23) our ability to recruit and retain a critical mass of highly-skilled employees and our relationships with the unions representing many of our employees, including our ability to avoid labor disputes and work stoppages with respect to our union employees; 24) spending by the U.S. and other governments on defense; 25) the possibility that our cash flows and our credit facility may not be adequate for our additional capital needs or for payment of interest on, and principal of, our indebtedness; 26) our exposure under our revolving credit facility to higher interest payments should interest rates increase substantially; 27) the effectiveness of any interest rate hedging programs; 28) the effectiveness of our internal control over financial reporting; 29) the outcome or impact of ongoing or future litigation, claims, and regulatory actions; 30) exposure to potential product liability and warranty claims; 31) our ability to effectively assess, manage and integrate acquisitions that we pursue, including our ability to successfully integrate the Asco business and generate synergies and other cost savings; 32) the consummation of our announced acquisition of Asco while avoiding any unexpected costs, charges, expenses, adverse changes to business relationships and other business disruptions for ourselves and Asco as a result of the acquisition; 33) our ability to continue selling certain receivables through our supplier financing program; 34) the risks of doing business internationally, including fluctuations in foreign current exchange rates, impositions of tariffs or embargoes, trade restrictions, compliance with foreign laws, and domestic and foreign government policies; and 35) prolonged periods of inflation where we do not have adequate inflation protections in our customer contracts, among other things.

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You should review carefully the section captioned “Risk Factors” in this Annual Report for a more complete discussion of these and other factors that may affect our business.

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
The Company, with its headquarters in Wichita, Kansas, is one of the largest independent non-Original Equipment Manufacturer (“OEM”) commercial aerostructures designers and manufacturers in the world. We design, engineer, and manufacture large, complex, and highly engineered commercial aerostructures such as fuselages, nacelles (including thrust reversers), struts/pylons, wing structures, and flight control surfaces. In addition to supplying commercial aircraft structures, we also design, engineer, and manufacture structural components for military aircraft and other applications. A portion of our defense business is classified by the U.S. Government and cannot be specifically described; however, it is included in our consolidated financial statements. We are a critical partner to our commercial and defense customers due to the broad range of products we currently supply to them and our leading design and manufacturing capabilities using both metallic and composite materials. For the twelve months ended December 31, 2018, we generated net revenues of $7,222.0 million and had net income of $617.0 million.
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

Segment	Percentage of Net Revenues for the Twelve Months Ended December 31, 2018	Locations	Commercial Programs	Non-Classified Defense Programs
Fuselage Systems	55%	Wichita, KS; Kinston, NC; St.-Nazaire, France; Subang, Malaysia	B737, B747, B767, B777, B787, A350 XWB	Sikorsky CH-53K, Bell Helicopter V280
Propulsion Systems	24%	Wichita, KS	B737, B747, B767, B777, B787, Rolls-Royce BR725 Engine, Mitsubishi Regional Jet, A220 (formerly Bombardier CSeries)
Wing Systems	21%	Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Subang, Malaysia; Kinston, North Carolina	B737, B747, B767, B777, B787, A320 family, A330, A350 XWB, A380	Various

Fuselage Systems. The Fuselage Systems segment includes development, production, and marketing of the following:

•	The forward section of the aerostructure, which houses the flight deck, passenger cabin, and cargo area;

•	The mid and rear fuselage sections;

•	Other structure components of the fuselage, including floor beams; and

•	Related spares and maintenance, repair, and overhaul (“MRO”) services.

Net revenue in the Fuselage Systems Segment amounted to $4,000.8 million, $3,730.8 million, and $3,498.8 million in 2018, 2017, and 2016, respectively.

Propulsion Systems. The Propulsion Systems Segment includes development, production, and marketing of the following:

•	Nacelles (including thrust reversers) - aerodynamic structure surrounding engines;

•	Struts/pylons - structure that connects the engine to the wing;

•	Other structural engine components; and

•	Related spares and MRO services.

Net revenue in the Propulsion Systems Segment amounted to $1,702.5 million, $1,666.2 million, and $1,777.3 million in 2018, 2017, and 2016, respectively.

Wing Systems. The Wing Systems Segment includes development, production, and marketing of the following:

•	Flaps and slats - flight control surfaces;

•	Wing structures - framework that consists mainly of spars, ribs, fixed leading edge, stringers, trailing edges, and flap track beams; and

•	Related spares and MRO services.

Net revenue in the Wing Systems Segment amounted to $1,513.0 million, $1,578.8 million, and $1,508.7 million in 2018, 2017, and 2016, respectively.
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
Our manufacturing expertise is supported by our state-of-the-art equipment. We have thousands of major pieces of equipment installed in our customized manufacturing facilities. For example, for the manufacture of the B787 composite forward fuselage, we installed two of the largest autoclaves in the world in our Wichita, KS facility. An autoclave is an enclosure device used in the manufacture of composite structures that generates controlled internal heat and pressure conditions used to cure and bond certain resins. We installed two autoclaves as well as other specialized machines in Kinston, North Carolina to support our work on the A350 XWB. We intend to continue to make the appropriate investments in our facilities to support and maintain our industry-leading manufacturing expertise.
Engineering
The Company is an industry leader in aerospace engineering with access to talent across the globe. The purpose of the engineering organization is to provide continuous support for new and ongoing designs, technology innovation, development for customer advancements, and production-related process improvements. We possess a broad base of engineering skills for design, analysis, test, certification, tooling, and support of major fuselage, wing, and propulsion assemblies using both metallic and composite materials. In addition, our regulatory certification expertise helps ensure associated designs and design changes are compliant with applicable regulations.
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
Business Development
The Company’s core products include fuselages, struts/pylons, nacelles, and wing components, and we continue to focus on business growth through the application of key strengths, including design for manufacturability, materials utilization expertise, targeted automation, advanced tooling and testing concepts, and determinate assembly to enable cost-effective, highly efficient production. We invest in new technology to bring the most advanced techniques, manufacturing, and automation to our customers.
The Company applies extensive experience in advanced material systems, manufacturing technologies, and prototyping to continually invent and patent new technologies that improve quality, lower costs, and increase production capabilities. Our business growth is focused on application of these strengths to expand into new addressable commercial and defense markets and customers.
Defense Business Growth
In addition to providing aerostructures for commercial aircraft, we also design, engineer and manufacture structural components for military aircraft. We have been awarded a significant amount of work for Boeing’s P-8, C40, and KC-46 Tanker. The Boeing P-8, C40, and KC-46 Tanker are commercial aircraft modified for military use. Other military programs for which we provide products include the development of the Sikorsky CH-53K, Bell Helicopter V280 tilt-rotor, and B-21 Raider. A portion of our defense business is classified by the U.S. Government, including the B-21 Raider program, and cannot be specifically described. The operating results of these classified contracts are included in our consolidated financial statements. The business risks associated with classified contracts historically have not differed materially from those of our other U.S. Government contracts. Our internal controls addressing the financial reporting of classified contracts are consistent with our internal controls for our non-classified contracts.
The following table summarizes by product and military program the major non-classified military programs that we currently have under contract.

Product	Applicable Segment	Description	Military Program
Low Observables	Wing Systems	Radar absorbent and translucent materials	Various
Rotorcraft	Fuselage Systems	Forward cockpit and cabin, fuselage	Sikorsky CH-53K, Bell Helicopter V280 Development Program
Other Military	Wing Systems	Fabrication, bonding, assembly, testing, tooling, processing, engineering analysis, and training	Various
Fabrication Business Growth
The Company offers customers a wide range of solutions including machining, skin and sheet metal fabrication, and chemical processing. These capabilities are utilized for both internal and external sourcing and include the following:

Fabrication	Description
Machine Fabrication
5-axis machining capabilities: high-speed aluminum fabrication up to 23 feet, seat track machining, and extensive hard metal capabilities
3- and 4-axis machining capabilities: range of hard metal capabilities, multi-spindle machines, and manufactured parts

Sheet Metal Fabrication	Includes stretch and hydro forming, roll, hammer, profiling, gauge reduction of extrusions and aluminum heat treat, as well as subassemblies
Chemical Processing	Includes a range of hard and soft metals with one of the largest automated lines in the industry
Skin Fabrication	Include skin stretch forming up to 1,500 tons, laser scribe, trim and drill, and chemical milling
Our Customers
Our revenues are substantially dependent on Boeing and Airbus. The loss of either of these customers would have a material adverse effect on the Company. For the twelve months ended both December 31, 2018 and December 31, 2017, approximately 79% and 16% of our net revenues were generated from sales to Boeing and Airbus, respectively. We are currently the sole-source supplier for nearly all of the products we sell to Boeing and Airbus.
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
Airbus
We originally became a supplier to Airbus in April 2006 through the acquisition of BAE Aerostructures (the “BAE Acquisition”) and subsequently won additional work packages with Airbus. We are one of the largest content suppliers of wing systems for the Airbus A320 family and are a significant supplier for the Airbus A380 and the Airbus A350 XWB. Under our supply agreement with Airbus for the A320 and A330, we supply products for the life of the aircraft program. For the A350 XWB and A380 programs, we have long-term requirements contracts with Airbus. We believe we can leverage our relationship with Airbus and our history of delivering high-quality products to further increase our sales to Airbus and continue to partner with Airbus on new programs going forward.
Other Customers
Other significant customers include Northrop Grumman, Sikorsky, Rolls-Royce, Mitsubishi Aircraft Corporation, and Bell Helicopter.
U.S. and International Customer Mix
Although most of our revenues are obtained from sales inside the U.S., we generated $1,254.9 million, $1,260.1 million, and $1,142.8 million in sales to international customers for the twelve months ended December 31, 2018, 2017, and 2016, respectively, primarily to Airbus. The international revenue is included primarily in the Wing Systems segment. All other segment revenues are primarily from U.S. sales. Approximately 4% of our long-lived assets based on book value are located in the U.K. with approximately another 4% of our long-lived assets located in countries outside the U.S. and the U.K.
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
Supply Agreement with Boeing for B737, B747, B767, and B777 Programs ("Sustaining Programs")
Overview. Two documents effectively comprise the Sustaining Programs’ supply contract: (1) the Special Business Provisions (“Sustaining SBP”), which sets forth the specific terms of the Sustaining Programs’ supply arrangement, and (2) the General Terms Agreement (“Sustaining GTA,” and, together with the Sustaining SBP (and any related purchase order or contract), as amended, the “Sustaining Agreement”), which sets forth other general contractual provisions, including provisions relating to termination, events of default, assignment, ordering procedures, inspections, and quality controls.
The Sustaining Agreement is a requirements contract that covers certain products, including fuselages, struts/pylons, and nacelles (including thrust reversers), wings and wing components, as well as tooling, for the Sustaining Programs for the life of these programs, including any commercial derivative models. During the term of the Sustaining Agreement, and absent default by Spirit, Boeing is obligated to purchase from Spirit all of its requirements for products covered by the Sustaining Agreement. Although Boeing is not required to maintain a minimum production rate, Boeing is subject to a maximum production rate above which it must negotiate with us regarding responsibility for recurring and non-recurring expenditures related to a capacity increase. Boeing owns substantially all of the tooling used in production or inspection of products covered by the Sustaining Agreement.
Pricing. On September 22, 2017, Boeing and Spirit entered into Amendment No. 30 to the Sustaining SBP (“Sustaining Amendment #30”). Sustaining Amendment #30 generally established pricing terms for the Sustaining Program models (excluding the B777x) through December 31, 2022 (with certain limited exceptions) and provided that Boeing and Spirit would negotiate follow-on pricing for periods beyond January 1, 2023 beginning 24 months prior to January 1, 2023. In addition, Sustaining Amendment #30 provided that the parties would make certain investments for rate increases on the B737 program and implemented industry standard payment terms.
On December 21, 2018, Boeing and Spirit executed a Collective Resolution 2.0 Memorandum of Agreement (the “2018 MOA”). The 2018 MOA established, among other items, pricing for certain programs through December 31, 2030, including the B737NG (including the P8), B737 MAX, B767 (but excluding 767-2C for which pricing is separately established), and the B777 freighters and 777-9 (pricing for the B777 300ER and 200LR was previously established and pricing for the B777-8 is subject to future negotiation). In addition, the 2018 MOA established B737 pricing based on production rates above and below current production levels, investments for tooling and capital for certain B737 rate increases, a joint cost reduction program for the B777X (a joint cost reduction program for the B737 is separately established), and the release of liability and claims asserted by both parties, including the B737 disruption activity claim. The parties further agreed to reconvene in 2028 to negotiate pricing beyond 2030. Consistent with the 2018 MOA, on January 30, 2019, Boeing and Spirit executed SBP Amendment #40 (“Sustaining Amendment #40”) to implement the December 2018 MOA terms and conditions applicable to the Sustaining Programs.
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
Events of Default and Remedies. Events of default under the Sustaining Agreement include Spirit’s failure to deliver products when and as required, and failure to maintain a required system of quality assurance, among other things. Certain events of default may allow Boeing to cancel orders under or terminate the Sustaining Agreement.
Intellectual Property. All technical work product and works of authorship produced by or for Spirit with respect to any work performed by or for Spirit pursuant to the Sustaining Agreement are the exclusive property of Boeing. All inventions conceived by or for Spirit with respect to any work performed by or for Spirit pursuant to the Sustaining Agreement and any patents claiming such inventions are the exclusive property of Spirit, except that Boeing will own any such inventions that Boeing reasonably believes are applicable to the B787 Program, and Boeing may seek patent protection for such B787 inventions or hold them as trade secrets, provided that, if Boeing does not seek patent protection, Spirit may do so.
B787 Supply Agreement with Boeing (“B787 Program”)
Overview. Two documents effectively comprise the B787 Program supply contract: (1) the Special Business Provisions (“787 SBP”), which sets forth the specific terms of the B787 Program’s supply arrangement and (2) the General Terms Agreement (“787 GTA,” and, together with 787 SBP (and any related purchase order or contract), as amended, the “B787 Agreement”), which sets forth other general contractual provisions, including provisions relating to termination, events of default, assignment, ordering procedures, inspections, and quality controls. The B787 Agreement is a requirements contract pursuant to which Spirit is Boeing’s exclusive supplier for the forward fuselage, fixed, and movable leading wing edges, engine pylons, and related tooling for the B787.
Pricing. On September 22, 2017, Boeing and Spirit entered into Amendment #25 to the B787 Agreement (the “787 Amendment #25”). 787 Amendment #25 established pricing terms for the B787-8, -9, and -10 models through line unit 1405 and provided that Boeing and Spirit would negotiate follow-on pricing for line units 1406 and beyond beginning 24 months prior to the scheduled delivery date for line unit 1405. 787 Amendment #25 also implemented industry standard payment terms and required the Company to repay Boeing $236.0 million less certain adjustments, as a retroactive adjustment for payments that were based on interim pricing. This amount was repaid in October 2017.
On December 21, 2018, Boeing and Spirit executed the 2018 MOA, which also established, among other things, pricing for the B787 for line unit 1004 through line unit 2205, and established a joint cost reduction program for the B787. Consistent with the 2018 MOA, on January 30, 2019, Boeing and Spirit executed Amendment #28 to the B787 Agreement (the “787 Amendment #28”) to implement the 2018 MOA terms and conditions applicable to the B787 Program.
Advance Payments. Boeing has made advance payments to Spirit under the B787 Agreement, which are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing, except that pursuant to an amendment to the B787 Agreement entered into in April 2014, advance repayments were suspended from April 1, 2014 through March 31, 2015, and any repayments that otherwise would have become due during such 12-month period will be made by offset against the purchase price for shipset 1,001 through 1,120. Re-payments resumed in 2015. The 2018 MOA also provided for the suspension of advance repayments with respect to the B787 beginning with line number 818; to resume at a lower rate of $450,319 per shipset at line number 1135 and continue through line number 1605.
In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 Program or the B787 Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 million due on December 15th of each year until the advance payments have been fully recovered by Boeing. Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our balance sheet. As of December 31, 2018, the amount of advance payments received by us from Boeing not yet repaid was $233.9 million.
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
Events of Default and Remedies. Events of default under the B787 Agreement include Spirit’s failure to deliver products when and as required, and failure to maintain a required system of quality assurance, among other things. Certain events of default may allow Boeing to cancel orders under or terminate the B787 Agreement.

Intellectual Property. The B787 Agreement established three classifications for patented invention and proprietary information: (1) intellectual property developed by Spirit during activity under the B787 Agreement (“Spirit IP”); (2) intellectual property developed jointly by Boeing and Spirit during that activity (“Joint IP”); and (3) all other intellectual property developed during activity under the B787 Agreement (“Boeing IP”).

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
The foregoing descriptions of the various agreements between Spirit and Boeing do not purport to be complete and are qualified in their entirety by reference to the full text of each agreement as filed with the SEC, subject to certain omissions of confidential portions pursuant to requests for confidential treatment filed separately with the SEC.
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

Competition
Although we are one of the largest independent non-OEM aerostructures suppliers based on annual revenues, with an estimated 20% share of the global non-OEM aerostructures market, this market remains highly competitive and fragmented. Our primary competition currently comes from either work performed internally by OEMs or other tier-one suppliers, and direct competition continues to grow.
Our principal competitors among OEMs include Boeing, Airbus (including its wholly-owned subsidiaries Stelia Aerospace and Premium Aerotec GmbH), Embraer Brazilian Aviation Co., Leonardo, and United Technologies Corporation. Our principal competitors among non-OEM tier-1 aerostructures suppliers include Aernnova, GKN Aerospace, Kawasaki Heavy Industries, Inc., Mitsubishi Heavy Industries, Safran Nacelles, Sonaca, Subaru Corporation, Triumph Group, Inc. (“Triumph”), and Latecoere S.A.
Expected Backlog
As of December 31, 2018, our expected backlog associated with large commercial aircraft, business and regional jets, and military equipment deliveries through 2023, calculated based on contractual and historical product prices and expected delivery volumes, was approximately $48.4 billion. This is an increase of $900 million from our corresponding estimate as of the end of 2017. Backlog is calculated based on the number of units Spirit is under contract to produce on our fixed quantity contracts, and Boeing’s and Airbus’ announced backlog on our supply agreements. The number of units may be subject to cancellation or delay by the customer prior to shipment, depending on contract terms. The level of unfilled orders at any given date during the year may be materially affected by the timing of our receipt of firm orders and additional airplane orders, and the speed with which those orders are filled. Accordingly, our expected backlog as of December 31, 2018 may not necessarily represent the actual amount of deliveries or sales for any future period. Approximately 17% of our backlog as of December 31, 2018 is expected to be converted into sales in 2019.
Suppliers and Materials
The principal raw materials used in our manufacturing operations are aluminum, titanium, steel, and carbon fiber. We also purchase metallic parts, non-metallic parts, and machined components. In addition, we procure subassemblies from various manufacturers that are used in the final aerostructure assembly. From time to time, we also review our make versus buy strategy to determine whether it would be beneficial to us to outsource work that we currently produce in-house or vice versa.
We have long-standing relationships with hundreds of manufacturing suppliers. Our strategy is to enter into long-term contracts with suppliers to secure competitive pricing. Our exposure to rising costs of raw material is limited to some extent through leveraging relationships with our OEM customers’ high-volume contracts.
We continue to seek and develop sourcing opportunities in North America, Europe, and Asia to achieve a competitive global cost structure. Over 25 countries are represented in our international network of suppliers.
Research and Development
We believe that a world-class research and development focus helps maintain our position as an advanced partner to our OEM customers’ new product development teams. As a result, we spend capital and financial resources on our research and development, including $42.5 million for the year ended December 31, 2018, $31.2 million for the year ended December 31, 2017, and $23.8 million for the year ended December 31, 2016. Through our research, we strive to develop unique intellectual property and technologies that will improve our products and our customers' products and, at the same time, position us to win work on new products. Our development effort primarily focuses on preparing for the initial production of new products and improving manufacturing processes on our current work. It also serves as an ongoing process that helps develop ways to reduce production costs and streamline manufacturing processes.
Our research and development is geared toward the architectural design of and manufacturing processes for our principal products: fuselage systems, propulsion systems, and wing systems. We are currently focused on research in areas such as advanced metallic joining, low-cost composites, acoustic attenuation, efficient structures, systems integration, advanced design and analysis methods, and new material systems. Other items that are expensed relate to research and development that is not funded by the customer. We collaborate with universities, research facilities, and technology partners in our research and development.
Regulatory Matters
Environmental. Our operations and facilities are subject to various environmental, health, and safety laws and regulations, including federal, state, local, and foreign government requirements governing, among other matters, the emission, discharge, handling, and disposal of regulated materials, the investigation and remediation of contaminated sites, and permits required in connection with our operations. We continually monitor our operations and facilities to ensure compliance with these laws and regulations; however, management cannot provide assurance that future changes in such laws or their enforcement, or the nature of our operations will not require us to make significant additional expenditures to ensure continued compliance. Further, we could incur substantial costs, including costs to reduce air emissions, clean-up costs, fines and sanctions, and third-party property damage, or personal injury claims as a result of violations of or liabilities under environmental laws, relevant common law or the environmental permits required for our operations. It is reasonably possible that costs incurred to ensure continued environmental compliance could have a material impact on our results of operations, financial condition, or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, new areas of soil, air, and groundwater contamination are discovered, and/or expansions of work scope are prompted by the results of investigations.
Government Contracts. Companies engaged in supplying defense-related equipment and services to U.S. Government agencies, either directly or by subcontract, are subject to business risks specific to the defense industry. These risks include the ability of the U.S. Government to unilaterally terminate existing contracts, suspend, or debar us from receiving new prime contracts or subcontracts, reduce the value of existing contracts, audit our contract-related costs and fees, including allocated indirect costs, and control and potentially prohibit the export of our products, among other things. If a contract was terminated for convenience, we could recover the costs we have incurred or committed, settlement expenses, and profit on the work completed prior to termination. However, if the termination is a result of our failure to perform, we may be liable for excess costs incurred by the prime contractor in procuring undelivered items from another source. In addition, failure to follow the requirements of the National Industrial Security Program Operating Manual (“NISPOM”) or any other applicable U.S. Government industrial security regulations could, among other things, result in termination of Spirit’s facility clearance, which in turn would preclude us from being awarded classified contracts or, under certain circumstances, performing on our existing classified contracts.
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
Employees
At December 31, 2018, we had approximately 17,000 employees: 15,000 located in our four U.S. facilities, 1,000 located at our U.K. facility, 900 located in our Malaysia facility and 100 in our France facility.
Our principal U.S. collective bargaining agreements were with the following unions as of December 31, 2018:

Union	Percent of our U.S. Employees Represented	Status of the Agreements with Major Union
The International Association of Machinists and Aerospace Workers (IAM)	61%	We have two major agreements - one expires in June 2020 and one expires in December 2024.
The Society of Professional Engineering Employees in Aerospace (SPEEA)	18%	We have two major agreements - one expires in January 2021 and one expires in December 2024.
The International Union, Automobile, Aerospace and Agricultural Implement Workers of America (UAW)	9%	We have one major agreement expiring in December 2025.
The International Brotherhood of Electrical Workers (IBEW)	1%	We have one major agreement expiring in September 2020.

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
We make available through our Internet website, under the heading “Investors,” our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and amendments to those reports after we electronically file such materials with the SEC. Copies of our key corporate governance documents, including our Corporate Governance Guidelines, Code of Business Conduct, Transactions with Related Persons Policy, Finance Code of Professional Conduct, and charters for our Audit Committee, Risk Committee, Compensation Committee, and Corporate Governance and Nominating Committee are also available on our website.
The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy information statement, and other information regarding issuers that file electronically with the SEC. Our filed Annual and Quarterly Reports, Current Reports, Proxy Statement and other reports previously filed with the SEC are available through the SEC's website.

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
Currently, Boeing is our largest customer and Airbus is our second-largest customer. For the twelve months ended December 31, 2018 and December 31, 2017, approximately 79% and 16% of our net revenues were generated from sales to Boeing and Airbus, respectively. Although our strategy is, in part, to diversify our customer base by entering into supply arrangements with additional customers, we cannot give any assurance that we will be successful in doing so. Even if we are successful in obtaining and retaining new customers, we expect that Boeing and, to a lesser extent, Airbus, will continue to account for a substantial portion of our sales for the foreseeable future.
Although we are a party to various supply contracts with Boeing and Airbus that obligate Boeing and Airbus to purchase all of their requirements for certain products from us, those agreements generally do not require specific minimum purchase volumes. In addition, if we breach certain obligations under these supply agreements and Boeing or Airbus exercises its right to terminate such agreements, our business will be materially adversely affected. Further, if we are unable to perform our obligations under these supply agreements to the customer’s satisfaction, Boeing or Airbus could seek damages from us, which could materially adversely affect our business. Boeing and Airbus also have the contractual right to cancel their supply agreements with us for convenience, which could include the termination of one or more aircraft models or programs for which we supply products. Although Boeing and Airbus would be required to reimburse us for certain expenses, there can be no assurance these payments would adequately cover our expenses or lost profits resulting from the termination. In addition, we have agreed to a limitation on recoverable damages if Boeing wrongfully terminates our main supply agreement with respect to any model or program. If this occurs, we may not be able to recover the full amount of our actual damages. Furthermore, if Boeing or Airbus (1) experiences a decrease in requirements for the products that we supply to it; (2) experiences a major disruption in its business, such as a strike, work stoppage or slowdown, a supply-chain problem, or a decrease in orders from its customers; (3) files for bankruptcy protection; or (4) fails to perform its contractual obligations under its agreements with us; our business, financial condition, and results of operations could be materially adversely affected.
Our business depends, in large part, on sales of components for a single aircraft program, the B737.
For the twelve months ended December 31, 2018, approximately 56% of our net revenues were generated from sales of components to Boeing for the B737 aircraft. While we have entered into long-term supply agreements with Boeing to continue to provide components for the B737 for the life of the aircraft program, including commercial and the military P-8 derivatives, Boeing does not have any obligation to purchase components from us for any replacement for the B737 that is not a commercial derivative model as defined by the Sustaining Agreement. If we were unable to obtain significant aerostructures supply business for any B737 replacement program, our business, financial condition, and results of operations could be materially adversely affected.
The Company's ability to meet increased production rates depends on a number of factors. The failure of any one factor could affect the Company's ability to meet quality or delivery requirements and, as a result, could adversely affect the Company's business and financial results.
The Company is facing production rate increases on several of its programs, including the B737 program, which comprised 56% of the Company's net revenues for the twelve months ended December 31, 2018. In addition, increased production rates have been announced on other programs, including the A320 and B787 programs. The Company's ability to meet production rate increases is dependent upon several factors, including without limitation, expansion and alignment of its production facilities, tooling, and equipment; improved efficiencies in its production line; on-time delivery of component parts from the Company's suppliers; adequate supply of skilled labor; and implementation of customer customizations upon demand. If the Company fails to meet the quality or delivery expectations or requirements of its customers, disruptions in manufacturing lines could result, which could have a material adverse impact on the Company's ability to meet commitments to its customers and on its future financial results.
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
We are highly dependent on the availability of essential materials and purchased components from our suppliers, some of which are available only from a sole source or limited sources. Further, many of our suppliers are international. International supply sources possess additional risks, some of which are similar to those described below with respect to international revenue. Our dependency upon regular deliveries from particular suppliers of components and raw materials means that interruptions or stoppages in such deliveries could materially adversely affect our operations until arrangements with alternate suppliers, to the extent alternate suppliers exist, could be made. If any of our suppliers were unable or were to refuse to deliver materials to us for an extended period of time, or if we were unable to negotiate acceptable terms for the supply of materials with these or alternative suppliers, our business could suffer and be materially affected.
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
Our continued supply of materials is subject to a number of risks including:

•	the destruction of or damage to our suppliers’ facilities or their distribution infrastructure;

•	embargoes, force majeure events, domestic or international acts of hostility, terrorism, or other events impacting our suppliers’ ability to perform;

•	a work stoppage or strike by our suppliers’ employees;

•	the failure of our suppliers to provide materials of the requisite quality or in compliance with specifications;

•	the failure of essential equipment at our suppliers’ plants;

•	the failure of our suppliers to satisfy U.S. and international import and export control laws for goods that we purchase from such suppliers;

•	the failure of our suppliers to meet regulatory standards;

•	the failure, shortage. or delay in the delivery of raw materials to our suppliers;

•	imposition of tariffs and similar import limitations on us or our suppliers;

•	contractual amendments and disputes with our suppliers; and

•	the inability of our suppliers to perform as a result of global economic conditions or otherwise.
In addition, our profitability is affected by the prices of the components and raw materials, such as titanium, aluminum, steel, and carbon fiber, used in the manufacturing of our products. These prices may fluctuate based on a number of factors beyond our control, including world oil prices, changes in supply and demand, general economic conditions, labor costs, competition, import duties, tariffs, currency exchange rates and, in some cases, government regulation. Although our supply agreements with Boeing and Airbus allow us to pass on to our customers certain unusual increases in component and raw material costs in limited situations, we may not be fully compensated by the customers for the entirety of any such increased costs.
Our business depends, in part, on securing work for replacement programs.
 While we have entered into long-term supply agreements with respect to the Sustaining Programs, Boeing does not have any obligation to purchase components from us for any subsequent variant of these aircraft that is not a commercial derivative as defined by the Sustaining Agreement. If we are unable to obtain significant aerostructures supply business for any aircraft program for which we provide significant content, our business, financial condition, and results of operations could be materially adversely affected.
Our commercial business is cyclical and sensitive to commercial airlines’ profitability.
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
Suppliers in the aerospace industry have consolidated and formed alliances to broaden their product and integrated system offerings and achieve critical mass. This supplier consolidation is, in part, attributable to aircraft manufacturers more frequently awarding long-term sole-source or preferred supplier contracts to the most capable suppliers, thus reducing the total number of suppliers. If this consolidation were to continue, it may become more difficult for us to be successful in obtaining new customers.
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
Once a contract is awarded by an OEM to an aerostructures supplier, the OEM and the supplier are typically required to spend significant amounts of time and capital on design, manufacture, testing, and certification of tooling and other equipment. For an OEM to change suppliers during the life of an aircraft program, further testing and certification would be necessary, and the OEM would be required either to move the tooling and equipment used by the existing supplier for performance under the existing contract, which may be expensive and difficult (or impossible), or to manufacture new tooling and equipment. Additionally, in some cases, the existing incumbent supplier may have proprietary designs, know-how, processes, or technologies. Accordingly, any change of suppliers would likely result in production delays and additional costs to both the OEM and the new supplier. These high switching costs may make it more difficult for us to bid competitively against existing suppliers and less likely that an OEM will be willing to switch suppliers during the life of an aircraft program, which could materially adversely affect our ability to obtain new work on existing aircraft programs.
We face risks as we work to successfully execute on new or maturing programs.
New or maturing programs with new technologies typically carry risks associated with design responsibility, development of new production tools, hiring and training of qualified personnel, increased capital and funding commitments, ability to meet customer specifications, delivery schedules, and unique contractual requirements, supplier performance, ability of the customer to meet its contractual obligations to us, and our ability to accurately estimate costs associated with such programs. In addition, any new or maturing aircraft program may not generate sufficient demand or may experience technological problems or significant delays in the regulatory certification or manufacturing and delivery schedule. If we were unable to perform our obligations under new or maturing programs to the customer’s satisfaction or manufacture products at our estimated costs, if we were to experience unexpected fluctuations in raw material prices or supplier problems leading to cost overruns, if we were unable to successfully perform under revised design and manufacturing plans or successfully resolve claims and assertions, or if a new or maturing program in which we had made a significant investment was terminated or experienced weak demand, delays or technological problems could result and our business, financial condition, and results of operations could be materially adversely affected. Some of these risks have affected our maturing programs to the extent that we have recorded significant forward losses and maintain certain of our maturing programs at zero or low margins due to our inability to overcome the effects of these risks. We continue to face similar risks as well as the potential for default, quality problems, or inability to meet weight requirements and these could result in continued zero or low margins or additional forward losses, and the risk of having to write-off additional inventory if it were deemed to be unrecoverable over the life of the program. In addition, beginning new work on existing programs also carries risks associated with the transfer of technology, knowledge, and tooling.
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
We use estimates in accounting for revenue and cost for our contracts. Changes in our estimates could adversely affect our future financial performance.

The Company recognizes revenue using the principles of Accounting Standards Codification Topic 606 and estimates revenue and cost for contracts that span a period of multiple years. This method of accounting requires judgment on a number of underlying assumptions to develop our estimates such as favorable trends in volume, learning curve efficiencies, and future pricing from suppliers that reduce our production costs. However, several factors may cause the costs we incur in fulfilling these contracts to vary substantially from our original estimates such as technical problems, delivery reductions, materials shortages, supplier difficulties, and multiple other events. Other than certain increases in raw material costs that can generally be passed on to our customers, in most instances we must fully absorb cost overruns. Due to the significant length of time over which some revenue streams are generated, the variability of future period estimated revenue and cost may be adversely affected if circumstances or underlying assumptions change. If our estimated costs exceed our estimated revenues under a fixed-price contract, we will be required to recognize a forward loss on the affected program, which could have a material adverse effect on our results of operations. The risk particularly applies to products such as the B787, in that our performance at the contracted price depends on our being able to achieve production cost reductions as we gain production experience. For additional information on our accounting policies for recognizing revenue and profit, please see our discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in this Form 10-K.

Further, some of our long-term supply agreements, such as the Sustaining Agreement and the B787 Agreement, provide for the re-negotiation of established pricing terms at specified times in the future. If such negotiations result in costs that exceed our revenue under a fixed-price contract, or operating margins that our lower than our current margins, we may need to recognize a forward loss on the affected program, which could have a material adverse effect on our results of operations.

Additionally, variability of future period estimated revenue and cost may result in recording additional valuation allowances against future deferred tax assets, which could adversely affect our future financial performance.

Prolonged periods of inflation where we do not have adequate inflation protections in our customer contracts could have a material adverse effect on our results of operations.

A majority of our sales are conducted pursuant to long-term contracts that set fixed unit prices. Certain, but not all, of these contracts provide for price adjustments for inflation or abnormal escalation. Although we have attempted to minimize the effect of inflation on our business through contractual protections, the presence of longer pricing periods within our contracts increases the likelihood that there will be sustained or higher than anticipated increases in costs of labor or material. Furthermore, if one of the raw materials on which we are dependent (e.g. aluminum, titanium, or composite material) were to experience an isolated price increase without inflationary impacts on the broader economy, we may not be entitled to inflation protection under certain of our contracts. If our contractual protections do not adequately protect us in the context of substantial cost increases, it could have a material adverse effect on our results of operations.
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
Boeing has made advance payments to Spirit under the B787 Supply Agreement, that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were originally scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing that suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. The 2018 MOA also provided for the suspension of advance repayments with respect to the B787 beginning with line number 818; to resume at a lower rate of $450,319 per shipset at line number 1135 and continue through line number 1605.

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

Accordingly, portions of the advance repayment liability are included as current and long-term liabilities in our balance sheet. As of December 31, 2018, the amount of advance payments received by us from Boeing and not yet repaid was approximately $233.9 million.
In order to be successful, we must attract, retain, train, motivate, develop and transition key employees, and failure to do so could harm our business.
In order to be successful, we must attract, retain, train, motivate, develop, and transition qualified executives and other key employees, including those in managerial, manufacturing, and engineering positions. Competition for experienced employees in the aerospace industry, and in particular in Wichita, Kansas, where the majority of our manufacturing and executive offices are located, is intense. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and share-based compensation. A significant portion of our cash-based incentive compensation is conditioned on our achievement of certain designated financial performance targets, and a portion of our share-based incentive awards is conditioned on our achievement of certain designated financial performance targets and our stock price performance, which makes the size of a particular year’s awards uncertain. If employees do not receive share-based incentive awards with a value they anticipate, if our share-based compensation otherwise ceases to be viewed as a valuable benefit, if our total compensation package is not viewed as being competitive, our ability to attract, retain, and motivate executives and key employees could be weakened. The failure to successfully hire executives and key employees or the loss of any executives and key employees could have a significant impact on our operations. Further, changes in our management team may be disruptive to our business and any failure to successfully transition and assimilate key new hires or promoted employees could adversely affect our business and results of operations.
Our human resource talent pool may not be adequate to support our growth.
The Company’s operations and strategy require that we employ a critical mass of highly skilled employees. Specifically, we need employees with industry experience and engineering, technical, or mechanical skills. As the Company experiences an increase in retirements, the level of skill replacing our experienced workers is being impacted due to the availability of skilled labor in the market and low unemployment rates. Talent is being replaced with less experienced talent and the organization is having to grow our own to meet the talent gap. We continue to work with learning institutions to develop programs to attract and train new talent. Our inability to attract and retain skilled employees may adversely impact our ability to meet our customers’ expectations, the cost and schedule of development projects, and the cost and efficiency of existing operations.
The profitability of certain programs depends significantly on the assumptions surrounding satisfactory settlement of claims and assertions.
For certain of our programs, we regularly commence work or incorporate customer requested changes prior to negotiating pricing terms for engineering work or the product that has been modified. We typically have the contractual right to negotiate pricing for customer directed changes. In those cases, we assert to our customers our contractual rights to obtain the additional revenue or cost reimbursement we expect to receive upon finalizing pricing terms. An expected recovery value of these assertions is incorporated into our contract profitability estimates. Our inability to recover these expected values, among other factors, could result in the recognition of a forward loss on these programs and could have a material adverse effect on our results of operations.
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
The Company's proposed acquisition of Asco is subject to significant risk and uncertainties.
As described elsewhere in this Annual Report on Form 10-K, on May 1, 2018, the Company and its wholly owned subsidiary Spirit AeroSystems Belgium Holdings BVBA (“Spirit Belgium”) entered into a definitive agreement (the “purchase agreement”) with certain sellers pursuant to which Spirit Belgium will purchase all of the issued and outstanding equity of S.R.I.F. N.V., the parent company of Asco Industries N.V. (“Asco”), for $650.0 million in cash, subject to certain customary closing adjustments. Our ability to complete the proposed acquisition on a timely basis or at all is subject to numerous risks and uncertainties, including, but not limited to, the following:

•
we may not obtain required regulatory approvals or receipt of regulatory approvals may take longer than expected or may impose conditions to the proposed acquisition that are not presently anticipated or cannot be met;

•	conditions to the proposed acquisition may not be fulfilled in a timely manner or at all; or

•	unforeseen events and those beyond our control.
One of the closing conditions is receipt of clearance from the European Commission (the “Commission”). During the scope of the Commission's Phase 1 review, the Commission identified issues that it required to be addressed regarding the transaction. Consequently, on October 26, 2018, we withdrew our notification of the transaction from the Commission in order to address those issues. The withdrawal interrupted the Commission's review of the transaction. After several months of addressing the issues, the Company refiled its application with the Commission on January 30, 2019, and the Commission is proceeding with a Phase 1 review of the transaction. There can be no assurances that we will receive the clearance of the Commission.
We have incurred and expect to incur transaction and acquisition-related costs associated with the proposed acquisition. In addition, while we have attempted to mitigate our exposure to currency exchange rate fluctuations, movements in the Euro exchange rate could cause the purchase price to fluctuate, affecting our cash flows. These, as well as other unanticipated costs and expenses, could have a material impact on our financial condition and operating results. Combining our businesses may be more difficult, costly, or time consuming than expected. In addition, events outside of our control, including changes in regulation and laws as well as economic trends, could adversely affect our ability to realize the expected benefits from the acquisition.
The success of the proposed acquisition will depend on, among other things, our ability to realize the anticipated benefits and cost savings from combining our and Asco's businesses in a manner that facilitates growth opportunities and realizes anticipated synergies and cost savings. These anticipated benefits and cost savings may not be realized fully or at all, or may take longer to realize than expected or could have other adverse effects that we do not currently foresee.
We actively consider divestitures from time to time. Engagement in divestiture activity could disrupt our business and present risks not contemplated at the time of the divestiture.
Divestitures that we may pursue could involve numerous potential risks, including the following:

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
We spent $42.5 million on research and development during the twelve months ended December 31, 2018. Our expenditures on our research and development efforts may not create any new sales opportunities or increases in productivity that are commensurate with the level of resources invested.
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
Our estimates of liabilities and expenses for pensions and other post-retirement benefits incorporate significant assumptions including the rate used to discount the future estimated liability, the long-term rate of return on plan assets, and several assumptions relating to the employee workforce (salary increases, medical costs, retirement age, and mortality). A dramatic decrease in the fair value of our plan assets resulting from movements in the financial markets or a decrease in discount rates may cause the status of our plans to go from an over-funded status to an under-funded status and result in cash funding requirements to meet any minimum required funding levels. Our results of operations, liquidity, or shareholders’ equity in a particular period could be affected by a decline in the rate of return on plan assets, the rate used to discount the future estimated liability, or changes in employee workforce assumptions.
We derive a significant portion of our net revenues from direct and indirect sales outside the U.S. and are subject to the risks of doing business in foreign countries.
We derive a significant portion of our revenues from sales by Boeing and Airbus to customers outside the U.S. In addition, for the twelve months ended December 31, 2018, direct sales to our non-U.S. customers accounted for approximately 17% of our net revenues. We expect that our and our customers’ international sales will continue to account for a significant portion of our net revenues for the foreseeable future. As a result, we are subject to risks of doing business internationally, including:

•	changes in regulatory requirements;

•	domestic and foreign government policies, including requirements to expend a portion of program funds locally and governmental industrial cooperation requirements;

•	fluctuations in foreign currency exchange rates;

•	the complexity and necessity of using foreign representatives and consultants;

•	uncertainties and restrictions concerning the availability of funding credit or guarantees;

•	tariffs (imposed or threatened) on imports, including tariffs imposed in a retaliatory manner on U.S. exports, embargoes, export controls, and other trade restrictions;

•	potential or actual withdrawal or modification of international trade agreements;

•	modifications to sanctions imposed on other countries;

•	changes to immigration policies that may present risks to companies that rely on foreign employees or contractors;

•	differences in business practices;

•	the difficulty of management and operation of an enterprise spread over various countries;

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

While these factors and the effect of these factors are difficult to predict, adverse developments in one or more of these areas could materially adversely affect our business, financial condition, and results of operations in the future.
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

We provide aerostructures to defense aircraft manufacturers ("defense customers"). Our defense customers' businesses, and by extension, our business, is affected by the U.S. Government's continued commitment to programs under contract with our customers. Contracts with the U.S. Government generally permit the government to terminate contracts partially or completely, with or without cause, at any time. An unexpected termination of a significant government contract, a reduction in expenditures by the U.S. Government for aircraft using our products, lower margins resulting from increasingly competitive procurement policies, a reduction in the volume of contracts awarded to us, or substantial cost overruns could materially reduce our cash flow and results of operations. We bear the potential risk that the U.S. Government may unilaterally suspend our defense customers or us from new contracts pending the resolution of alleged violations of procurement laws or regulations.

A decline in the U.S. defense budget or change of funding priorities may reduce demand for our defense customers' aircraft and reduce our sales of defense products.

The U.S. defense budget has fluctuated in recent years, at times resulting in reduced demand for new aircraft. Changes in military strategy and priorities, or reductions in defense spending, may affect current and future funding of these programs and could reduce the demand for our defense customers' products, and thereby reduce sales of our defense products, which could adversely affect our financial position, results of operations, and cash flows.
Our business may be materially adversely affected if we lose our government, regulatory or industry approvals, if we lose our facility security clearance, if more stringent government regulations are enacted, or if industry oversight is increased.
The FAA prescribes standards and qualification requirements for aerostructures, including virtually all commercial airline and general aviation products, and licenses component repair stations within the U.S. comparable agencies, such as the EASA in Europe, regulate these matters in other countries. If we fail to qualify for or obtain a required license for one of our products or services or lose a qualification or license previously granted, the sale of the subject product or service would be prohibited by law until such license is obtained or renewed and our business, financial condition, and results of operations could be materially adversely affected. In addition, designing new products to meet existing regulatory requirements and retrofitting installed products to comply with new regulatory requirements can be expensive and time consuming.
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
The manufacturing of our products is subject to numerous federal, state, and foreign governmental regulations. The number of laws and regulations that are being enacted or proposed by various governmental bodies and authorities are increasing. Compliance with these regulations is difficult and expensive. If we fail to adhere, or are alleged to have failed to adhere, to any applicable federal, state, or foreign laws or regulations, or if such laws or regulations negatively affect sales of our products, our business, prospects, results of operations, financial condition, or cash flows may be adversely affected. In addition, our future results could be adversely affected by changes in applicable federal, state, and foreign laws and regulations, or the interpretation or enforcement thereof, including those relating to manufacturing processes, product liability, government contracts, trade rules and customs regulations, intellectual property, consumer laws, privacy laws, as well as accounting standards and taxation requirements (including tax-rate changes, new tax laws, revised tax law interpretations, or other potential impacts outlined in proposals on the Tax Cuts and Jobs Act (the “TCJA”)).
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
In connection with the BAE Acquisition, we became a supplier to Airbus and acquired a manufacturing facility in Prestwick, Scotland that is adjacent to contaminated property retained by BAE Systems. The contaminated property may be subject to a regulatory action requiring remediation of the land. It is also possible that the contamination may spread into the property we acquired. BAE Systems has agreed to indemnify us, subject to certain contractual limitations and conditions, for certain clean-up costs and other losses, liabilities, expenses, and claims related to existing pollution on the acquired property, existing pollution that migrates from the acquired property to a third party’s property and any pollution that migrates to our property from property retained by BAE Systems. If BAE Systems does not comply with its obligations under the BAE Acquisition agreement, we may be required to undertake such efforts and make material expenditures.
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
The Company's results could be adversely affected by economic and geopolitical considerations.
The commercial airline industry is impacted by the strength of the global economy and the geopolitical events around the world. Possible exogenous shocks such as expanding conflicts or political unrest in the Middle East or Asia, renewed terrorist attacks against the industry, or pandemic health crises have the potential to cause precipitous declines in air traffic. Any protracted economic slump, adverse credit market conditions, future terrorist attacks, war, or health concerns could cause airlines to cancel or delay the purchase of additional new aircraft, which could result in a deterioration of commercial airplane backlogs. If demand for new aircraft decreases, there would likely be a decrease in demand for our commercial aircraft products, and our business, financial condition, and results of operations could be materially adversely affected.
There continues to be substantial uncertainty regarding the economic impact of the Referendum on the United Kingdom's Membership of the European Union ("EU") (referred to as "Brexit"). Potential adverse consequences of Brexit such as global market uncertainty, volatility in currency exchange rates, greater restrictions on imports and exports between the UK and other countries and increased regulatory complexities could have a negative impact on our business, financial condition, and results of operations. Adverse economic conditions may decrease our customers' demand for our products and services or impair the ability of our customers to pay for products and services they have purchased. As a result, our sales could decrease and reserves for our credit losses and write-offs of receivables may increase.
We are pursuing growth opportunities in a number of newly developed and emerging markets. These investments may expose us to heightened risks of economic, geopolitical, or other events, including governmental takeover (i.e., nationalization) of our manufacturing facilities or intellectual property, restrictive exchange or import controls, disruption of operations as a result of systemic political or economic instability, outbreak of war or expansion of hostilities, and acts of terrorism, each of which could have a substantial adverse effect on our financial condition and results of operations. Further, the U.S. government, other governments, and international organizations could impose additional sanctions that could restrict us from doing business directly or indirectly in or with certain countries or parties, which could include affiliates.
We could be materially adversely affected by high fuel prices
Due to the competitive nature of the airline industry, airlines are often unable to pass on increased fuel prices to customers by increasing fares. Fluctuations in the global supply of crude oil and the possibility of changes in government policy on jet fuel production, transportation, and marketing make it difficult to predict the future availability and price of jet fuel. In the event there is an outbreak or escalation of hostilities or other conflicts, or significant disruptions in oil production or delivery in oil-producing areas or elsewhere, there could be reductions in the production or importation of crude oil and significant increases in the cost of fuel. If there were major reductions in the availability of jet fuel or significant increases in its cost, the airline industry and, as a result, our business, could be materially adversely affected.
Our operations could be negatively impacted by service interruptions, data corruption or misuse, cyber-based attacks, or network security breaches.

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

The General Data Protection Regulation (“GDPR”) went into effect in the EU on May 25, 2018. The GDPR creates a range of compliance obligations applicable to the collection, use, retention, security, processing, and transfer of personally identifiable information of EU residents. Violations of the GDPR may result in significant fines and sanctions. Any failure, or perceived failure, by us to comply with the GDPR, or any other privacy, data protection, information security, or consumer protection-related privacy laws and regulations could result in financial losses and have an adverse effect on our reputation.

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

Our debt could adversely affect our financial condition and our ability to operate our business. The terms of the indentures governing our bonds and our credit facility impose significant operating and financial restrictions on us, which could also adversely affect our operating flexibility and put us at a competitive disadvantage by preventing us from capitalizing on business opportunities.
As of December 31, 2018, we had total debt of $1,895.4 million, including $204.7 million of borrowings under our credit facility, $1,587.4 million of bonds, and $103.3 million of capital lease and other obligations. In addition to our debt, as of December 31, 2018, we had $27.3 million of letters of guarantee outstanding.
The 2018 Credit Agreement also contains the following financial covenants (as defined in the A&R Credit Agreement):

Interest Coverage Ratio	Shall not be less than 4.0:1.0
Total Leverage Ratio	Shall not exceed 3.5:1.0
As of December 31, 2018, Spirit was and expects to remain in full compliance with all covenants contained within the 2018 Credit Agreement through December 31, 2019.
The terms of the indentures governing our bonds and our credit facility impose significant operating and financial restrictions on us, which limit our ability to incur liens, and enter into certain transactions, among other things. In addition, our debt instruments require us to maintain compliance with financial covenants.
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
As of December 31, 2018, our corporate credit ratings were BBB- by Standard & Poor’s Financial Services LLC (“S&P”), and Baa3 by Moody’s Investors Service, Inc. (“Moody’s”).
The ratings reflect the agencies’ assessment of our ability to pay interest and principal on our debt securities and credit agreements. A rating is not a recommendation to purchase, sell, or hold securities. Each rating is subject to revision or withdrawal at any time by the assigning rating organization. Each rating agency has its own methodology for assigning ratings and, accordingly, each rating should be considered independently of all other ratings. Lower ratings would typically result in higher interest costs of debt securities when they are sold, could make it more difficult to issue future debt securities, could require us to provide creditors with more restrictive covenants, which would limit our flexibility and ability to pay dividends and may require us to pledge collateral, under our credit facility. Any downgrade in our credit ratings could thus have a material adverse effect on our business or financial condition.
We may sell more equity and reduce your ownership in Spirit Holdings.
Our business plan may require the investment of new capital, which we may raise by issuing additional equity (including equity interests that may have a preference over shares of our class A common stock). However, this capital may not be available at all, or when needed, or upon terms and conditions favorable to us. The issuance of additional equity in Spirit Holdings may result in significant dilution of shares of our class A common stock. We may issue additional equity in connection with or to finance acquisitions. Further, our subsidiaries could issue securities in the future to persons or entities (including our affiliates) other than us or another subsidiary. This could materially adversely affect your investment in us because it would dilute your indirect ownership interest in our subsidiaries.
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

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Significant Properties

The location, primary use, approximate square footage and ownership status of our principal properties as of December 31, 2018 are set forth below:

Location	Primary Use	Approximate Square Footage	Owned/Leased
United States
Wichita, Kansas(1)	Primary Manufacturing	12.0 million	Owned/Leased
	Facility/Offices/Warehouse
Tulsa, Oklahoma	Manufacturing Facility	1.75 million	Leased
McAlester, Oklahoma	Manufacturing Facility	142,000	Owned
Kinston, North Carolina	Primary Manufacturing/Office/Warehouse	851,000	Leased
United Kingdom
Prestwick, Scotland	Manufacturing Facility	974,000	Owned
Malaysia
Subang, Malaysia	Manufacturing	386,000	Owned/Leased
France
Saint-Nazaire, France	Primary Manufacturing/Office	58,800	Leased
_______________________________________

(1)	90% of the Wichita facility is owned.
Our physical assets consist of 16.2 million square feet of building space located on 1,351 acres in seven facilities. We produce our fuselage systems and propulsion systems from our primary manufacturing facility located in Wichita, Kansas with some fuselage work done in our Kinston, North Carolina; Saint Nazaire, France; and Subang, Malaysia facilities. We produce wing systems in our manufacturing facilities in Tulsa, Oklahoma; Kinston, North Carolina; Prestwick, Scotland; and Subang, Malaysia. In addition to these sites, we have a facility located in McAlester, Oklahoma that supplies machined parts and sub-assemblies to the Wichita and Tulsa facilities, and is now offering services to third parties as part of our focus on leveraging our fabrication and assembly expertise.
The Wichita facility, including Spirit's corporate offices, is comprised of 633 acres, 7.7 million square feet of manufacturing space, 1.6 million square feet of offices and laboratories for the engineering and design group and 2.7 million square feet for support functions and warehouses. A total of 355,000 square feet are currently vacant, with 75,000 square feet of that planned to support increases in rates across programs and the expansion of fabrication and assembly work. Two new facilities are currently under construction in Wichita. The first is the Global Digital Logistics Center, a 170,000 square foot automated warehouse that is scheduled for completion in June 2019. The second is the Northeast Manufacturing Facility, a 138,000 square foot manufacturing building that will house the B767 section 41 program and is scheduled for completion in October 2019. The Wichita site has access to transportation by rail, road, and air via the runways of McConnell Air Force Base.
The Tulsa facility consists of 1.75 million square feet of building space set on 160 acres. The Tulsa plant is located five miles from an international shipping port (Port of Catoosa) and is located next to the Tulsa International Airport. Triumph currently subleases 296,000 square feet of the Tulsa plant for manufacturing purposes. The sublease includes 261,000 square feet of manufacturing space and 35,000 square feet of office space. The McAlester site, which manufactures parts and sub-assemblies, consists of 142,000 square feet of building space on 89 acres.
The Prestwick facility consists of 974,000 square feet of building space, comprised of 444,000 square feet of manufacturing space, 255,000 square feet of office space, and 275,000 square feet of warehouse/support space. This facility is set on 100 acres. The Aerospace Innovation Center, a new 70,000 square foot facility, is scheduled for completion in December 2019. The Prestwick plant is located within close proximity to the motorway network that provides access between England and continental Europe. It is also easily accessible by air (at Prestwick International Airport) or by sea. A portion of the Prestwick facility is leased to the Regional Aircraft division of BAE Systems and certain other tenants.
The Malaysian manufacturing plant is located at the Malaysia International Aerospace Center in Subang. The 386,000 square foot leased facility is set on 45 acres and is centrally located with easy access to Kuala Lumpur, as well as nearby ports and airports. The facility assembles composite panels for wing components. A new 57,000 square foot warehouse was constructed in June 2018 to accommodate the need for more manufacturing space in the facility.
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
The Kinston, North Carolina facility supports the manufacturing of composite panels and wing components. The primary manufacturing site and off-site leased spaces total 318 acres and 851,000 square feet. In addition to the primary manufacturing facility, this includes three additional buildings leased from the North Carolina Global Transpark Authority: a 27,800 square foot warehouse/office supporting receiving needs, a 26,400 square foot warehouse providing tooling storage, and a 121,000 square foot manufacturing facility supporting light manufacturing. A new 11,000 square foot Trim & Drill expansion facility was completed in November 2018 in support of the A350 XWB program.
The Saint-Nazaire, France site was built on 6.25 acres and totals 58,800 square feet. This facility receives center fuselage frame sections for the Airbus A350 XWB from the facility in Kinston, North Carolina. Sections designed and manufactured in North Carolina are shipped across the Atlantic, received in Saint-Nazaire, and assembled before being transported to Airbus.

Item 3.    Legal Proceedings
Information concerning the litigation and other legal proceedings in which the Company is involved may be found in Note 21 to the Consolidated Financial Statements, Commitments, Contingencies and Guarantees, under the sub-heading “Litigation” in this Annual Report and that information is hereby incorporated by reference.
Item 4.    Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
Listed below are the names, ages, positions held, and biographies of all executive officers of Spirit Holdings. Executive officers hold office until their successors are appointed, or until their death, retirement, resignation, or removal.
Tom C. Gentile III, 54. Mr. Gentile became President and Chief Executive Officer on August 1, 2016. From April 2016 to July 2016, Mr. Gentile served as Executive Vice President and Chief Operating Officer. From 2014 to April 2016, Mr. Gentile served as President and Chief Operating Officer of GE Capital where he oversaw GE Capital’s global operations, IT, and capital planning and served on its board of directors. Mr. Gentile had been employed by GE since 1998, and prior to his most recent position with GE, held the position of President and CEO of GE Healthcare’s Healthcare Systems division from 2011 until 2014 and the position of President and CEO of GE Aviation Services from 2008 until 2011. Mr. Gentile received his Bachelor of Arts degree in economics and Master of Business Administration degree from Harvard University, and studied International Relations at the London School of Economics.
Jose Garcia, 46. Mr. Garcia joined the Company on January 9, 2019 as Senior Vice President and Chief Financial Officer after a 22 year career at General Electric Company (“GE”). Most recently, beginning in November 2015, Mr. Garcia served as Vice President and Chief Financial Officer of General Electric Renewable Energy, a division of GE headquartered in Paris, France focusing on onshore and offshore wind, solar, and hydroelectric power generation. From July 2014 to November 2015, Mr. Garcia served as Vice President of Alstom Integration, Finance, and Synergies at GE. In this role, Mr. Garcia was responsible for finance integration, synergies, and value creation in connection with the largest industrial acquisition in GE’s history. Prior to July 2014, Mr. Garcia served as Chief Financial Officer for a number of divisions at GE - from September 2011 to June 2014, Mr. Garcia served as Chief Financial Officer of GE in Latin America; from September 2009 to September 2011, Mr. Garcia served as Chief Financial Officer of GE Energy - Power Generation Services; and from April 2008 to September 2009, Mr. Garcia served as Chief Financial Officer of GE Energy - GE Hitachi Nuclear Energy Holdings. Prior to April 2008, Mr. Garcia served in a number of other capacities at GE including Finance Manager for commercial operations at GE Energy - Power Equipment, Chief Financial Officer of GE Energy Infrastructure in Greater China, and Executive Audit Manager at GE Corporate. Mr. Garcia received a Bachelor of Arts degree in business administration and management and a Master of Business Administration from ESADE Business School in Spain
William (Bill) Brown, 56. Mr. Brown has served as Senior Vice President, Boeing Programs, since October1, 2018. Previously, Mr. Brown served as Senior Vice President and General Manager, Oklahoma Operations, Business and Regional Jets and Global Customer Support. Mr. Brown assumed responsibility of Oklahoma Operations in December 2014 and responsibility of Business and Regional Jets in September 2017. Mr. Brown joined Spirit in May 2014 as Senior Vice President, Global Customer Support and Services. Previously, Mr. Brown served as Executive Vice President for Global Operations and President for Global Customer Service and Support at Beechcraft from 2007 to May 2014. Prior to joining Beechcraft, Mr. Brown served as President and General Manager of AAR Aircraft Services in Oklahoma and held senior-level positions with Independence Air, Avborne Inc. and Midwest Airlines. Mr. Brown received his Bachelor of Science degree in Aviation Management from Oklahoma State University and his Master’s of Business Administration degree from Colorado State University. He also holds an A&P license and is a commercial instrument pilot.
Stacy Cozad, 48. Ms. Cozad became Senior Vice President, General Counsel, Chief Compliance Officer, and Corporate Secretary in September 2017. Previously, Ms. Cozad served Spirit as Senior Vice President, General Counsel, and Corporate Secretary since January 4, 2016. Prior to joining Spirit, she served as Southwest Airlines’ associate general counsel for litigation from October 2006 to December 2015, overseeing all litigation for the airline. Prior to joining Southwest, Ms. Cozad was an associate and partner in private law practices from September 1997 to September 2006, working on high-profile litigation cases. Ms. Cozad earned a Bachelor of Arts degree in behavioral science from Concordia University Texas and her Juris Doctor degree from Pepperdine University.
Duane Hawkins, 60. Mr. Hawkins became Senior Vice President of Defense and Fabrication in October 2018. In January 2019, Mr. Hawkins was also given the title of President, Defense and Fabrication Division. Previously, from July 2015 to October 2018, he served as Senior Vice President and General Manager of Boeing, Defense, Business and Regional Jet Programs and Global Customer Support. From July 2013 to June 2015, Mr. Hawkins served as Senior Vice President - Operations. In that position, he had responsibility and oversight for Defense, Supply Chain Management, Fabrication, Global Quality, and Operations, including global footprint, Manufacturing Engineering, Industrial Engineering, and Tooling. Prior to joining Spirit, Mr. Hawkins was Vice President, Deputy Air Warfare Systems at Raytheon Missile Systems. From 2010 to 2012, Mr. Hawkins was Vice President, Deputy Land Combat Systems at Raytheon Missile Systems. Prior positions at Raytheon Missile Systems also include Vice President, Deputy Supply Chain Management and Standard Missile Program Director. From 1994 to 2001, Mr. Hawkins was President of Defense Research Inc., and from 1993 to 1994 he was Vice President, Engineering at the company. He was factory manager for Hughes Missile Systems/ General Dynamics from 1991 to 1993, and Chief of Manufacturing Engineering for General Dynamics Missile Systems from 1988 to1991. Mr. Hawkins holds a Bachelor of Science degree in manufacturing/industrial engineering from Brigham Young University and a Master in Business Administration degree from Regis University.
Samantha Marnick, 48.   Ms. Marnick has served as the Company's Executive Vice President, Chief Administration Officer and Strategy since October1, 2018. Her responsibilities also include mergers and acquisitions, global customer support and services, and business and regional jets. From August 2016 to October 1, 2018, Ms. Marnick served as Executive Vice President, Chief Administration Officer. From October 2012 to July 2016, Ms. Marnick served as Senior Vice President, Chief Administration Officer. From January 2011 to September 2012, Ms. Marnick served as Senior Vice President of Corporate Administration and Human Resources. From March 2008 to December 2010, Ms. Marnick served as Vice President Labor Relations and Workforce Strategy responsible for labor relations, the global human resource project management office, compensation and benefits, and workforce planning. Ms. Marnick previously served as Director of Communications and Employee Engagement from March 2006 to March 2008. Prior to joining the Company, Ms. Marnick was a senior consultant and Principal for Mercer Human Resource Consulting holding management positions in both the U.K. and in the U.S. Prior to that Ms. Marnick worked for Watson Wyatt, the UK’s Department of Health and Social Security and The British Wool Marketing Board. Ms. Marnick holds a Master degree in Corporate Communication Strategy and Management from the University of Salford.
Kevin Matthies, 49. Mr. Matthies became Senior Vice President, Global Fabrication in September 2017. Mr. Matthies joined Spirit in 2013 and has held various leadership roles in both Airbus and Boeing program management, most recently serving as Vice President, General Manager of the B787 program until September 2017. Prior to joining Spirit AeroSystems, Mr. Matthies spent 26 years at Raytheon Missile Systems, where he most recently served as President of the Javelin joint venture between

Raytheon and Lockheed Martin. Mr. Matthies is a 30 year veteran of the aerospace industry, having worked in executive positions for Raytheon Missile Systems, Hughes Aircraft Company, and General Dynamics. Mr. Matthies earned a Bachelor degree in Computer Science from California State University, San Bernadino, and a Master degree in Systems Engineering from the University of Arizona. He is a graduate of Raytheon's Leadership Excellence Program and was the recipient of the Raytheon 2010 Corporate Program Leadership Award.
John Pilla, 59.   Mr. Pilla became Senior Vice President, Chief Technology and Quality Officer in September 2017. Previously, Mr. Pilla served as the Senior Vice President of Engineering and Chief Technology Officer from June 2015 to September 2017. From May 2013 to June 2015, Mr. Pilla served as the Senior Vice President/General Manager - Airbus and A350 XWB Program Management. Mr. Pilla previously served as the Senior Vice President/General Manager, Propulsion Systems Segment from July 2009 through May 2013 as well as the Senior Vice President/General Manager of the Wing Systems Segment from September 2012 through May 2013. From July 2011 to May 2013, he was also responsible for the Aftermarket Customer Support Organization. From April 2008 to July 2009, Mr. Pilla was Chief Technology Officer of Spirit Holdings and he served as Vice President/General Manager-787 of Spirit Holdings and/or Spirit, a position he assumed at the date of the Boeing Acquisition in June 2005 and held until March 2008. He received his Bachelor degree in Aerospace Engineering from Kansas University, and a Master degree in Aerospace Structures Engineering and a Master of Business Administration degree from Wichita State University.
Ron Rabe, 53.   Mr. Rabe became the Company's Senior Vice President of Operations and the Chief Procurement Officer in October 2018. From September 2017 to October 2018, Mr. Rabe served as the Company's Senior Vice President, Fabrication and Supply Chain Management and from June 2015 to September 2017, Mr. Rabe served as the Company's Senior Vice President of Operations. Prior to joining Spirit in June 2015, Mr. Rabe was Eaton Corporation’s vice president of global manufacturing and supply chain, vehicle group from June 2011 to June 2015. In that role he had responsibility for global operations of more than 40 sites, including with respect to supply chain, quality, materials, advanced manufacturing and lean manufacturing. From September 2009 to June 2011, Mr. Rabe worked at Eaton Aerospace Group, leading global operations on conveyance systems and operational support for the F-35, CH-53K, 787, and A350 new programs. Mr. Rabe also led operations for the global vehicle group and was responsible for opening new sites in China, India, and Mexico from 2000 to 2009. He started his career at the Boeing Company in Wichita in 1986. Mr. Rabe holds a Bachelor of Science degree from Newman University and a Masters of Business Administration degree from the Ross School of Business at University of Michigan in Ann Arbor.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our class A common stock (“Common Stock”) has been quoted on the NYSE under the symbol “SPR” since November 21, 2006. As of February 1, 2019, there were approximately 802 holders of record of Common Stock and, in addition, there were approximately 58,650 stockholders with shares in street name or nominee accounts. The closing price on February 1, 2019 was $87.81 per share as reported by the NYSE.
Securities Authorized for Issuance under Equity Compensation Plans
The following table represents restricted shares outstanding under the Omnibus Incentive Plan as of December 31, 2018.
Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuances Under the Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)
Restricted Stock Awards
Equity compensation plans approved by security holders(1)(2)	410,655	N/A	5,632,192
Equity compensation plans not approved by security holders(2)	—	—	—
Total	410,655	—	5,632,192
_______________________________________

(1)
On April 30, 2014, the Company’s Board of Directors approved the Omnibus Incentive Plan of 2014 (as amended, the “Omnibus Plan”). The Omnibus Plan was approved by the Company’s stockholders at the Company’s 2014 annual stockholder’s meeting. The Omnibus Plan provides for the issuance of incentive awards to officers, directors, employees, and consultants in the form of restricted stock, restricted stock units, stock appreciation rights, and other equity compensation, in lieu of cash compensation.

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

Stock Performance
The following graph shows a comparison from December 31, 2014 through December 31, 2018 of cumulative total return of our Common Stock, Standard & Poor’s 500 Stock Index, and the Standard & Poor’s 500 Aerospace & Defense Index. Such returns are based on historical results and are not intended to suggest future performance. We made dividend payments on our Common Stock during the year ended December 31, 2018.

	INDEXED RETURNS Years Ending
Company/Index	Base Period 12/31/13	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Spirit AeroSystems Holdings, Inc.	100	126.29	146.92	171.51	257.97	214.33
S&P 500 Index	100	113.69	115.26	129.05	157.22	150.33
S&P 500 Aerospace & Defense Index	100	111.43	117.49	139.70	197.50	181.56

Issuer Purchases of Equity Securities
The following table provides information about our repurchases during the three months ended December 31, 2018 of our Common Stock that is registered pursuant to Section 12 of the Exchange Act.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

September 28, 2018 - November 1, 2018	510,160	N/A(3)	510,160	$1,000.0
November 2, 2018 - November 29, 2018	584,242	N/A(3)	584,242	$1,000.0
November 30, 2018 - December 31, 2018	—	—	—	$1,000.0
Total	1,094,402	—	1,094,402	$1,000.0

(1)
Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, November 1, 2018 was the last day of our October 2018 fiscal month.

(2)
In May 2018, the Company entered into two Accelerated Share Repurchase Agreements (the “ASRs”) to repurchase in total $725.0 million of Common Stock. After repurchases made under the ASRs, the Company had approximately $200.0 million remaining in its share repurchase program. On October 24, 2018, the Board of Directors approved an increase to its existing share repurchase program of approximately $800.0 million, resulting in total program authorization of $1.0 billion.

(3)
Shares received in October and November 2018, respectively, upon settlement of the ASRs, which were determined by the average daily volume weighted-average share price of Common Stock during the term of the ASRs. Final average price of all the shares delivered from the ASRs was $86.46.

Item 6.    Selected Financial Data
SELECTED CONSOLIDATED FINANCIAL INFORMATION AND OTHER DATA
The following table sets forth our selected consolidated financial data for each of the periods indicated. Financial data is derived from the audited consolidated financial statements of Spirit Holdings. The audited consolidated financial statements for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 are included in this Annual Report. You should read the information presented below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our combined and consolidated financial statements and related notes contained elsewhere in the Annual Report.

	Spirit Holdings
	Twelve Months Ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
	(Dollars in millions, except per share data)
Statement of Income Data:
Net revenues	$7,222.0	$6,983.0	$6,792.9	$6,643.9	$6,799.2
Cost of sales(1)	6,135.9	6,195.3	5,800.3	5,532.3	5,711.0
Selling, general and administrative expenses(2)	210.4	204.7	230.9	220.8	233.8
Impact of severe weather events	(10.0)	19.9	12.1	—	—
Research and development	42.5	31.2	23.8	27.8	29.3
Loss on divestiture of programs(3)	—	—	—	—	471.1
Operating income	843.2	531.9	725.8	863.0	354.0
Interest expense and financing fee amortization	(80.0)	(41.7)	(57.3)	(52.7)	(88.1)
Other (expense) income, net	(7.0)	44.4	(8.0)	(2.2)	(3.5)
Income before income taxes and equity in net income of affiliates	756.2	534.6	660.5	808.1	262.4
Income tax (provision) benefit	(139.8)	(180.0)	(192.1)	(20.6)	95.9
Equity in net income of affiliates	0.6	0.3	1.3	1.2	0.5
Net income	$617.0	$354.9	$469.7	$788.7	$358.8
Net income per share, basic	$5.71	$3.04	$3.72	$5.69	$2.55
Shares used in per share calculation, basic	108.0	116.8	126.1	138.4	140.0
Net income per share, diluted	$5.65	$3.01	$3.70	$5.66	$2.53
Shares used in per share calculation, diluted	109.1	117.9	127.0	139.4	141.6
Dividends declared per common share	$0.46	$0.40	$0.10	$—	$—
________________________________

(1)
Included in 2018 costs of sales are net favorable changes in estimates on loss programs of $3.9 million. Included in 2017 costs of sales are net forward loss charges of $327.3 million. Included in 2016 costs of sales are net forward loss charges of $118.2 million. Included in 2015 costs of sales are net favorable changes in estimates on loss programs totaling $10.8 million. Included in 2014 cost of sales are net favorable changes in estimates on loss programs totaling $26.1 million. Includes cumulative catch-up adjustments of $(3.8) million, $31.2 million, $36.6 million, $41.6 million, and $60.4 million for periods prior to the twelve months ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

(2)
Includes non-cash stock compensation expenses of $27.4 million, $22.1 million, $42.5 million, $26.0 million, and $16.4 million for the respective periods starting with the twelve months ended December 31, 2018, 2017, 2016, 2015, and 2014, respectively.

(3)
On December 8, 2014, Spirit entered into an Asset Purchase Agreement with Triumph Aerostructures - Tulsa, LLC, a wholly-owned subsidiary of Triumph Group Inc. (“Triumph Sub”), to sell Spirit’s G280 and G650 programs, consisting of the design, manufacture, and support of structural components for the Gulfstream G280 and G650 aircraft in Spirit’s facilities in Tulsa, Oklahoma to Triumph Sub. The transaction closed on December 30, 2014. In connection with the closing of the transaction, we recorded a loss on divestiture of programs of $471.1 million, representing the difference between the sale proceeds and the book value of the assets sold.

	Spirit Holdings
	Twelve Months Ended
	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
	(Dollars in millions)
Other Financial Data:
Cash flow provided by operating activities	$769.9	$573.7	$716.9	$1,289.7	$361.6
Cash flow used in investing activities	$(267.8)	$(272.8)	$(253.4)	$(357.4)	$(239.6)
Cash flow used in financing activities	$(153.5)	$(578.7)	$(718.7)	$(351.1)	$(164.2)
Capital expenditures	$(271.2)	$(273.1)	$(254.0)	$(360.1)	$(220.2)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$773.6	$423.3	$697.7	$957.3	$377.9
Accounts receivable, net	$545.1	$722.2	$660.5	$537.0	$605.6
Inventories, net	$1,012.6	$1,449.9	$1,515.3	$1,774.4	$1,753.0
Property, plant & equipment, net	$2,167.6	$2,105.3	$1,991.6	$1,950.7	$1,783.6
Total assets	$5,685.9	$5,267.8	$5,405.2	$5,764.5	$5,162.7
Total debt	$1,895.4	$1,151.0	$1,086.7	$1,120.2	$1,153.5
Long-term debt	$1,864.0	$1,119.9	$1,060.0	$1,085.3	$1,144.1
Total equity	$1,238.1	$1,801.5	$1,928.8	$2,120.0	$1,622.0

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis should be read in conjunction with the Consolidated Financial Statement and notes thereto.

Management’s Focus

In 2018, to help support our work on production rate increases and market growth, we continued to focus on attracting, developing, and retaining a world-class team at our sites and being a trusted partner to our customers and suppliers. As part of our ongoing efforts to be a trusted partner, we executed the 2018 MOA and related definitive agreements with Boeing, which set pricing terms for several of our Boeing products into the future. We also made great efforts to recover to our customers' delivery schedules after facing various challenges in the early quarters of 2018. The improvements we made to our supply chain and factory in 2018 put us in a better position to execute on future rate increases.
Our 2019 focus continues to revolve around our operational execution, with a focus on safety and quality while working to meet our customers' requirements for production rate changes. We continue to pursue organic and inorganic options for growth as the global market continues to evolve.
Programs

B737 Program

Throughout 2018, the B737 program steadily increased in rate due to increased demand, and will continue to increase in rate in 2019. As we supported increased demand on the program, we experienced supplier disruptions, challenges related to model mix changes from the B737 NG to B737 MAX, and other challenges that resulted in additional production costs including overtime, expedited freight, and surge resources. In response to these disruptions, we implemented a comprehensive recovery plan in the first half of 2018 to manage through the operational challenges and help mitigate future challenges. With this recovery plan in place, we made great efforts during the second and third quarters to recover to our planned production schedule and we fully recovered to our delivery schedule in the fourth quarter of 2018. Additional efforts will be ongoing to address these challenges on a go-forward basis. As a result of our efforts to recover to our delivery schedule, we incurred additional expenses that are reflected in our full-year 2018 results. We expect these additional costs to be considerably reduced in 2019.

B787 Program

As we continue on the B787 program, our financial performance depends on our continued ability to achieve cost reductions in our manufacturing and supply chain. During 2018, we recorded net favorable changes in estimates of $3.4 million on the B787 program due to favorable performance on several cost initiatives, partially offset by the adoption of ASU No. 2017-07, Compensation-Retirement Benefits in the first quarter of 2018 which reclassified the recognition of pension income from gross profit into other income.

Asco

On May 1, 2018, the Company and Spirit Belgium entered into the Purchase Agreement with certain private sellers pursuant to which Spirit Belgium will purchase all of the issues and outstanding equity of Asco for $650.0 million in cash, subject to certain customary closing adjustments, including foreign currency adjustments. The Company intends to close and integrate the acquisition in 2019.

One of the closing conditions is receipt of clearance from the European Commission (the “Commission”). During the scope of the Commission’s Phase 1 review, the Commission identified issues that it required to be addressed regarding the transaction. Consequently, on October 26, 2018, we withdrew our notification of the transaction from the Commission in order to address those issues. The withdrawal interrupted the Commission’s review of the transaction. After several months of addressing the issues, the Company refiled its application with the Commission on January 30, 219, and the Commission is proceeding with a Phase 1 review of the transaction. There can be no assurances that we will receive the clearance of the Commission.

Critical Accounting Policies
The preparation of the Company’s financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) requires management to use estimates and assumptions. The results of these estimates form the basis for making judgments that may affect the reported amounts of assets and liabilities, including the impacts of contingent assets and liabilities, and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to inventory, income taxes, financing obligations, warranties, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes that the quality and reasonableness of our most critical accounting policies enable the fair presentation of our financial position and results of operations. However, the sensitivity of financial statements to these methods, assumptions, and estimates could create materially different results under different conditions or using different assumptions. We believe application of these policies requires difficult, subjective, and complex judgments to estimate the effect of inherent uncertainties. This section should be read in conjunction with Note 3 to the Consolidated Financial Statements, Summary of Significant Accounting Policies.
Revenues and Profit Recognition under Long-Term Contracts
Beginning January 1, 2018, the Company recognized revenue using the principles of Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from contracts with customers. Revenue is recognized when, or as, control of promised products or services transfers to a customer, and the amount recognized reflects the consideration that the Company expected to receive in exchange for those products or services. See Note 3 to the Consolidated Financial Statements, Summary of Significant Accounting Policies, for a further description of revenue recognition under ASC 606, and a description of the legacy GAAP revenue and profit recognition presented for prior comparative periods. In determining our profits and losses in accordance with this method, we are required to make significant judgments regarding our future costs, variable elements of revenue, the standalone selling price, and other variables. We continually review and update our assumptions based on market trends and our most recent experience. If we make material changes to our assumptions, we may experience negative cumulative catch-up adjustments related to revenues previously recognized. In some cases, we may recognize forward loss amounts. For a broader description of the various types of risks we face related to new and maturing programs, see “Risk Factors”. For discussion of the impacts of the adoption of ASC 606 on revenues and profit recognition, see Note 2 to the Consolidated Financial Statements, Adoption of New Accounting Standards.
Income Taxes

Income taxes are accounted for in accordance with Financial Accounting Standards Board (“FASB”) authoritative guidance on accounting for income taxes. Deferred income tax assets and liabilities are recognized for the future income tax consequences attributable to differences between the financial statement carrying amounts for existing assets and liabilities and their respective tax bases. Tax rate changes impacting these assets and liabilities are recognized in the period during which the rate change occurs.

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

Results of Operations
The following table sets forth, for the periods indicated, certain of our operating data:

	Twelve Months Ended
	December 31, 2018(1)	December 31, 2017(1)(2)	December 31, 2016(2)
	($ in millions)
Net revenues	$7,222.0	$6,983.0	$6,792.9
Cost of sales	6,135.9	6,195.3	5,800.3
Gross profit	1,086.1	787.7	992.6
Selling, general and administrative expenses	210.4	204.7	230.9
Impact of severe weather event	(10.0)	19.9	12.1
Research and development	42.5	31.2	23.8
Operating income	843.2	531.9	725.8
Interest expense and financing fee amortization	(80.0)	(41.7)	(57.3)
Other (expense) income, net	(7.0)	44.4	(8.0)
Income before income taxes and equity in net income of affiliate	756.2	534.6	660.5
Income tax provision	(139.8)	(180.0)	(192.1)
Income before equity in net income of affiliate	616.4	354.6	468.4
Equity in net income of affiliate	0.6	0.3	1.3
Net income	$617.0	$354.9	$469.7
_______________________________________

(1)	See “Twelve Months Ended December 31, 2018 as Compared to Twelve Months Ended December 31, 2017” for detailed discussion of operating data.

(2)	See “Twelve Months Ended December 31, 2017 as Compared to Twelve Months Ended December 31, 2016” for detailed discussion of operating data.

Comparative shipset deliveries by model are as follows:

	Twelve Months Ended
Model	December 31, 2018	December 31, 2017	December 31, 2016
B737	605	532	500
B747	6	6	8
B767	30	28	25
B777	44	70	96
B787	143	136	127
Total Boeing	828	772	756
A220 (1)	12	—	—
A320 Family	657	608	574
A330	62	80	74
A350	98	90	69
A380	6	13	22
Total Airbus	835	791	739
Business and Regional Jets (1)	71	88	88
Total	1,734	1,651	1,583
_______________________________________

(1)
Airbus acquired majority ownership in the C-Series program (subsequently renamed as the A220 program) in July 2018; all C-Series deliveries prior to the third quarter of 2018 are included in Business and Regional Jets and all A220 deliveries subsequent to the acquisition are included in A220.

For purposes of measuring production or shipset deliveries for Boeing aircraft in a given period, the term “shipset” refers to sets of structural fuselage components produced or delivered for one aircraft in such period. For purposes of measuring production or shipset deliveries for Airbus and Business and Regional Jet aircraft in a given period, the term “shipset” refers to all structural aircraft components produced or delivered for one aircraft in such period. For the purposes of measuring wing shipset deliveries, the term “shipset” refers to all wing components produced or delivered for one aircraft in such period. Other components that are part of the same aircraft shipsets could be produced or shipped in earlier or later accounting periods than the components used to measure production or shipset deliveries, which may result in slight variations in production or delivery quantities of the various shipset components in any given period.
Net revenues by prime customer are as follows:

	Twelve Months Ended
Prime Customer	December 31, 2018	December 31, 2017	December 31, 2016
	($ in millions)
Boeing	$5,677.7	$5,527.5	$5,502.6
Airbus	1,180.8	1,123.5	992.7
Other	363.5	332.0	297.6
Total net revenues	$7,222.0	$6,983.0	$6,792.9

Changes in Estimates
During the twelve months ended December 31, 2018, we recognized total changes in estimates of $0.1 million that included favorable changes in estimates on forward loss programs of $3.9 million and unfavorable cumulative catch-up adjustments related to periods prior to 2018 of ($3.8) million. The net forward loss charges were primarily driven by favorable performance on cost initiatives, partially offset by the impact from the adoption of ASU 2017-02. Unfavorable cumulative catch-up adjustments for the periods prior to 2018 were primarily driven by unfavorable cost performance.
During the twelve months ended December 31, 2017, we recognized total changes in estimates of ($296.1) million that included net forward loss charges of ($327.3) million and favorable cumulative catch-up adjustments related to periods prior to 2017 of $31.2 million. Net forward loss charges were primarily driven by Boeing pricing negotiations, including the effect of executing the 2017 MOU (the precursor agreement to Sustaining Amendment #30 and 787 Amendment #25) with Boeing and extending the current B787 contract block in the second quarter. Favorable cumulative catch-up adjustments for the periods prior to 2017 were primarily driven by productivity and efficiency improvements and favorable cost performance.
During the twelve months ended December 31, 2016, we recognized total changes in estimates of ($81.6) million that included net forward loss charges of ($118.2) million and favorable cumulative catch-up adjustments related to periods prior to 2016 of $36.6 million. Net forward loss charges were primarily driven by various disruption and production inefficiencies related to achieving production rate increases on the A350 XWB fuselage program. Favorable cumulative catch-up adjustments for the periods prior to 2016 were primarily driven by productivity and efficiency improvements, favorable cost performance, mitigation of risks on maturing programs, and favorable pricing negotiations on a maturing program.

The Company is currently working on several programs, primarily the B787, A350 XWB, and BR725 programs, that carry risks associated with design responsibility, development of production tooling, production inefficiencies during the early phases of production, hiring and training of qualified personnel, increased capital and funding commitments, supplier performance, delivery schedules, and unique customer requirements. The Company has previously recorded forward loss charges on these programs. If the risks related to these programs are not mitigated, then the Company could record additional forward loss charges.
Twelve Months Ended December 31, 2018 as Compared to Twelve Months Ended December 31, 2017
Net Revenues.    Net revenues for the twelve months ended December 31, 2018 were $7,222.0 million, an increase of $239 million, or 3%, compared with net revenues of $6,983.0 million for the prior year. The increase was primarily due to higher production on the B737, B787, A320, and A350 XWB programs and increased defense related activity, partially offset by lower production on the B777, lower revenue recognized on the B787 program due to the adoption of ASC 606, and lower revenue recognized on the A350 XWB program in accordance with pricing terms. Approximately 95% of Spirit’s net revenues in 2018 came from our two largest customers, Boeing and Airbus.

Deliveries to Boeing increased to 828 shipsets during 2018, compared to 772 shipsets delivered in the prior year, driven by production increases on the B737 and B787 programs, partially offset by a decrease on the B777 program. Deliveries to Airbus increased to 835 shipsets during 2018, compared to 791 shipsets delivered in the prior year, primarily driven by higher production of the A320 and A350 XWB programs and the transfer of the A220 program to total Airbus deliveries in the third quarter of 2018, partially offset by decreased production on the A330 and A380 programs. Production deliveries of business/regional jet wing and wing components decreased to 71 shipsets during 2018, compared to 88 shipsets delivered in the prior year, driven by the transfer of the A220 program to total Airbus deliveries in the third quarter of 2018. In total, shipset deliveries increased 5% to 1,734 shipsets in 2018 compared to 1,651 shipsets in 2017.
Gross Profit.    Gross profit was $1,086.1 million for the twelve months ended December 31, 2018, as compared to $787.7 million for the same period in the prior year, an increase of $298.4 million. The increase in gross profit was primarily driven by the absence of the $352.8 million net forward loss charges recognized on the B787 program in the second quarter of 2017 and increased margins recognized on the A350 XWB program due to the adoption of ASC 606, partially offset by decreased production on the B777 program and lower margins recognized on the B737 and B777 programs.
SG&A and Research and Development.    SG&A expense was $5.7 million higher for the twelve months ended December 31, 2018, as compared to the same period in the prior year, primarily due to costs incurred related to the anticipated purchase of Asco, partially offset by the recovery of legal fees related to a court decision in 2018. Research and development expense for the twelve months ended December 31, 2018 was $11.3 million higher as compared to the same period in the prior year, due to more internal projects underway.
Impact of Severe Weather Event.    During the twelve months ended December 31, 2018, the Company recorded a gain of $10.0 million from an insurance settlement related to costs incurred from the aftermath of Hurricane Matthew, compared to expenses of $19.9 million for the same period in the prior year for Hurricane Matthew. The impact of Hurricane Matthew caused the Company’s Kinston, North Carolina site operations to temporarily shut down during the fourth quarter of 2016 with carryover effects into 2017.
Operating Income.    Operating income for the twelve months ended December 31, 2018 was $843.2 million, which was $311.3 million higher than operating income of $531.9 million for the prior year. The increase in operating income was primarily due to the absence of the B787 net forward loss charges recognized during the second quarter of 2017, partially offset by costs incurred related to the anticipated purchase of Asco.
Interest Expense and Financing Fee Amortization.    Interest expense and financing fee amortization for the twelve months ended December 31, 2018 includes $55.7 million of interest and fees paid or accrued in connection with long-term debt and $18.3 million in amortization of deferred financing costs and original issue discount, compared to $36.3 million of interest and fees paid or accrued in connection with long-term debt and $3.5 million in amortization of deferred financing costs and original issue discount for the prior year. The increase in interest expense is primarily a result of additional debt taken on in 2018 in anticipation of our ASRs and the planned purchase of Asco. During 2018, we extinguished our 2022 Notes (as defined below) through a tender offer and redemption and we replaced our prior credit agreement with the 2018 Credit Agreement. As a result, we recognized a loss on extinguishment of existing debt of $14.4 million included in $18.3 million of deferred financing costs above.
Other (Expense) Income, net.    Other expense for the twelve months ended December 31, 2018 was $7.0 million, compared to other income of $44.4 million for the same period in the prior year. Other expense during 2018 was primarily driven by losses on foreign currency forward contracts as the U.S. Dollar strengthened against the Euro, as well as net losses on the sale of receivables, partially offset by pension income.
Provision for Income Taxes.   The income tax provision for the twelve months ended December 31, 2018, was $139.8 million compared to $180.0 million for the prior year. The 2018 effective tax rate was 18.5% as compared to 33.7% for 2017. The difference in the effective tax rate recorded for 2018 as compared to 2017 is primarily related to the enactment of the TCJA, including the reduction in the U.S. corporate federal income tax rate from 35% to 21%, the elimination of the domestic manufacturing deduction, and the inclusion of provisional tax impacts of our one-time transition tax liability and re-measurement of our net deferred tax asset balance in 2017. Unrelated to the TCJA, the difference in the effective tax rate is primarily related to higher state income and federal research tax credits generated in 2018 and the proportional tax rate effects of lower pre-tax income in 2017. The decrease from the U.S. statutory tax rate is attributable primarily to generation of state income tax and federal research tax credits, foreign rates less than the U.S. rate, and share based compensation excess tax benefit, offset by estimated state income tax. For additional information on the TCJA, please see Note 19 to the Consolidated Financial Statements, Income Taxes.
Segments.    The following table shows segment revenues and operating income for the twelve months ended December 31, 2018, 2017, and 2016:

	Twelve Months Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	($ in millions)
Segment Revenues
Fuselage Systems	$4,000.8	$3,730.8	$3,498.8
Propulsion Systems	1,702.5	1,666.2	1,777.3
Wing Systems	1,513.0	1,578.8	1,508.7
All Other	5.7	7.2	8.1
	$7,222.0	$6,983.0	$6,792.9
Segment Operating Income(1, 2)
Fuselage Systems	$576.1	$329.6	$470.4
Propulsion Systems	283.5	267.7	326.7
Wing Systems	226.4	205.1	224.3
All Other	0.3	2.0	1.6
	1,086.3	804.4	1,023.0
Corporate SG&A(2)	(210.4)	(204.7)	(230.9)
Unallocated impact of severe weather event	10.0	(19.9)	(12.1)
Research and development	(42.5)	(31.2)	(23.8)
Unallocated cost of sales(3)	(0.2)	(16.7)	(30.4)
Total operating income	$843.2	$531.9	$725.8
_______________________________________

(1)
Inclusive of forward losses, changes in estimates on loss programs, and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2018, 2017, and 2016 are further detailed in the segment discussions below and in Note 5 to the Consolidated Financial Statements, Changes in Estimates.

(2)
Prior period information has been reclassified as a result of the Company's adoption of ASU 2017-07 on a retrospective basis in 2018. In accordance with the adoption of this guidance, prior year amounts related to the components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of sales and selling, general, and administrative expense to other income (expense) within the consolidated statement of operation for all periods presented. Accordingly, expenses of $18.1 million, $7.4 million, and $7.3 million attributable to the Fuselage Systems segment, Propulsion Systems segment, and Wing Systems segment, respectively, were reclassified into segment operating income for the twelve months ended December 31, 2017, and expenses of $1.8 million, $0.8 million, and $0.7 million attributable to the Fuselage Systems segment, Propulsion Systems segment, and Wing Systems segment, respectively, were reclassified out of segment operating income for the twelve months ended December 31, 2016.

(3)
For 2018, includes charges of $1.1 million related to warranty reserves. For 2017, includes charges of $1.8 million and $12.7 million related to warranty reserve and charges for excess purchases and purchase commitments, respectively. For 2016, includes charges of $13.8 million and $23.6 related to warranty reserve and early retirement incentives, respectively, offset by $7.9 million for the settlement of historical claims with suppliers.

Fuselage Systems, Propulsion Systems, Wing Systems, and All Other segments represented approximately 55%, 24%, 21%, and less than 1%, respectively, of our net revenues for the twelve months ended December 31, 2018.
Fuselage Systems.    Fuselage Systems segment net revenues for the twelve months ended December 31, 2018 were $4,000.8 million, an increase of $270.0 million, or 7%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production on the B737 and A350 XWB programs and increased defense related work, partially offset by lower production on the B777 program and lower revenue recognized on the B787 program due to the adoption of ASC 606. Fuselage Systems segment operating margins were 14% for the twelve months ended December 31, 2018, compared to 9% for the same period in the prior year, with the increase primarily driven by the absence of the net forward loss charges recorded on the B787 fuselage program during the second quarter of 2017 and increased margins recognized on the A350 XWB program due to the adoption of ASC 606, partially offset by lower margins recognized on the B737 and B777 programs. In 2018, the segment recorded unfavorable cumulative catch-up adjustments of ($5.3) million, as well as $3.4 million of favorable changes in estimates on loss programs. In comparison, during 2017, the segment recorded favorable cumulative catch-up adjustments of $4.0 million as well as ($223.2) million of net forward loss charges.
Propulsion Systems.    Propulsion Systems segment net revenues for the twelve months ended December 31, 2018 were $1,702.5 million, an increase of $36.3 million, or 2%, compared to the same period in the prior year. The increase was primarily due to higher production on the B737 program, partially offset by lower production on the B777 program, lower revenue recognized on certain non-recurring Boeing programs, and lower net revenues recognized on the B787 program due to the adoption of ASC 606. Propulsion Systems segment operating margins were 17% for the twelve months ended December 31, 2018, compared to 16% for the same period in the prior year. This increase was primarily driven by the absence of net forward loss charges recorded on the B787 program during the second quarter of 2017, partially offset by lower margins recognized on the B777 program. In 2018, the segment recorded unfavorable cumulative catch-up adjustments of ($0.2) million and net forward loss charges of ($0.7) million. In comparison, during 2017, the segment recorded favorable cumulative catch-up adjustments of $3.8 million and net forward loss charges of ($40.2) million.
Wing Systems.    Wing Systems segment net revenues for the twelve months ended December 31, 2018 were $1,513.0 million, a decrease of $65.8 million, or 4%, compared to the same period in the prior year. The decrease was primarily due to decreased production on the B777 program, lower revenues recognized on the B787 program due to the adoption of ASC 606, and lower revenue recognized on the A350 XWB program in accordance with pricing terms, partially offset by increased production on the B737 and A320 programs. Wing Systems segment operating margins were 15% for the twelve months ended December 31, 2018, compared to 13% for the same period in the prior year, primarily driven by the absence of net forward loss charges recorded on the B787 program in the second quarter of 2017 and increased margin recognized on the A350 XWB program due to the adoption of ASC 606, partially offset by lower margins recognized on the B737 and B777 programs. In 2018, the segment recorded favorable cumulative catch-up adjustments of $1.7 million and favorable changes in estimates on loss programs of $1.2 million. In comparison, during 2017, the segment recorded favorable cumulative catch-up adjustments of $23.4 million and net forward loss charges of ($63.9) million.
All Other.    All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and natural gas revenues from the Kansas Industrial Energy Supply Company (“KIESC”), a tenancy in common with other Wichita companies established to purchase natural gas where the Company is a major participant. In the twelve months ended December 31, 2018, All Other segment net revenues were $5.7 million, a decrease of $1.5 million compared to the same period in the prior year. The All Other segment recorded 5% operating margins for the twelve months ended December 31, 2018.
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
Deliveries to Boeing increased to 772 shipsets during 2017, compared to 756 shipsets delivered in the prior year, driven by production increases on the B737, B767, and B787 programs, partially offset by decreases on the B747 and B777 programs. Deliveries to Airbus increased to 791 shipsets during 2017, compared to 739 shipsets delivered in the prior year, primarily driven by higher production of the A320 and A350 XWB programs, partially offset by decreased production on the A380 program. Production deliveries of business and regional jet wing and wing components remained flat at 88 shipsets during both 2017 and 2016. In total, shipset deliveries increased 4% to 1,651 shipsets in 2017 compared to 1,583 shipsets in 2016.
Gross Profit.    Gross profit was $787.7 million for the twelve months ended December 31, 2017, as compared to $992.6 million for the same period in the prior year. The decrease in gross profit was primarily driven by net forward loss charges recognized for the B787 Program in the second quarter of 2017, partially offset by the absence of forward loss charges recognized on the A350 XWB fuselage program during 2016.
SG&A and Research and Development.    SG&A expense was $26.2 million lower for the twelve months ended December 31, 2017, as compared to the same period in the prior year, primarily due to expenses related to executive retirements and severance including stock compensation recognized in 2016. Research and development expense for the twelve months ended December 31, 2017 was $7.4 million higher as compared to the same period in the prior year, due to more internal projects underway.
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
Operating Income.    Operating income for the twelve months ended December 31, 2017 was $531.9 million, which was $193.9 million lower than operating income of $725.8 million for the prior year. The decrease in operating income was primarily the result of the B787 net forward loss charges recognized during the second quarter of 2017.
Interest Expense and Financing Fee Amortization.    Interest expense and financing fee amortization for the twelve months ended December 31, 2017 includes $36.3 million of interest and fees paid or accrued in connection with long-term debt and $3.5 million in amortization of deferred financing costs and original issue discount, compared to $38.0 million of interest and fees paid or accrued in connection with long-term debt and $19.3 million in amortization of deferred financing costs and original issue discount for the prior year. During 2016, we recognized $15.8 million in interest expense for the write-down of deferred financing costs, original issue discount and third party fees, and a call premium resulting from the financing activities that occurred during the second quarter of 2016, which included the amendment and restatement of our existing credit facility and redemption of our 2020 Notes (as defined below) using proceeds from the issuance of the 2026 Notes (as defined below).
Other (Expense) Income, net.    Other income for the twelve months ended December 31, 2017 was $44.4 million, compared to other expense of $8.0 million for the same period in the prior year. Other expense during 2016 was primarily driven by foreign exchange rate losses as the British Pound value weakened against the U.S. Dollar.
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
Fuselage Systems.    Fuselage Systems segment net revenues for the twelve months ended December 31, 2017 were $3,730.8 million, an increase of $232.0 million, or 7%, compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries on the B737 and A350 XWB programs, increased revenue on certain non-recurring Boeing programs, and increased defense related work, partially offset by lower production deliveries on the B777 program and decreased GCS&S activity. Fuselage Systems segment operating margins were 9% for the twelve months ended December 31, 2017, compared to 13% for the same period in the prior year, with the decrease primarily driven by the net forward loss charges recorded on the B787 program. In 2017, the segment recorded favorable cumulative catch-up adjustments of $4.0 million, as well as ($223.2) million of net forward losses. In comparison, during 2016, the segment recorded favorable cumulative catch-up adjustments of $13.6 million driven by productivity and efficiency improvements, as well as ($133.4) million of net forward loss charges.
Propulsion Systems.    Propulsion Systems segment net revenues for the twelve months ended December 31, 2017 were $1,666.2 million, a decrease of $111.1 million, or 6%, compared to the same period in the prior year. The decrease was primarily due to lower production deliveries on the B777 and B747 programs, decreased GCS&S activity, and lower net revenues recognized on the B787 program in accordance with pricing terms under the B787 Agreement, partially offset by higher deliveries on the B737 program and increased revenue on a non-recurring Boeing program. Propulsion Systems segment operating margins were 16% for the twelve months ended December 31, 2017, compared to 18% for the same period in the prior year. This decrease was primarily driven the net forward loss charges recorded on the B787 program. In 2017, the segment recorded favorable cumulative catch-up adjustments of $3.8 million and net forward loss charges of ($40.2) million. In comparison, during 2016, the segment recorded unfavorable cumulative catch-up adjustments of ($0.4) million and favorable changes in estimates on loss programs of $10.1 million.
Wing Systems.    Wing Systems segment net revenues for the twelve months ended December 31, 2017 were $1,578.8 million, an increase of $70.1 million, or 5%, compared to the same period in the prior year. The increase was primarily due to higher production deliveries on the B737, B787, A320, and A350 XWB programs and higher net revenues recognized on the B787 programs in accordance with pricing terms under the B787 Agreement, partially offset by lower production deliveries on the B777, B747, and A380 programs and the absence of a one-time claim settlement with a customer. Wing Systems segment operating margins were 13% for the twelve months ended December 31, 2017, compared to 15% for the same period in the prior year, primarily driven by the net forward loss charges on the B787 program. In 2017, the segment recorded favorable cumulative catch-up adjustments of $23.4 million and net forward loss charges of $(63.9) million. In comparison, during 2016, the segment recorded favorable cumulative catch-up adjustments of $23.4 million driven by claim settlements with customers and productivity and efficiency improvements, as well as favorable changes in estimates on loss programs of $5.1 million.
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

Liquidity and Capital Resources
The primary sources of our liquidity include cash on hand, cash flow from operations, which includes receivables from customers, and borrowings made available by our 2018 Credit Agreement (as defined below):
2018 Credit Agreement
On July 12, 2018, the Company entered into a $1,260.0 million senior unsecured Second Amended and Restated Credit Agreement among Spirit, the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein (the “2018 Credit Agreement”), consisting of an $800.0 million revolving credit facility (the “2018 Revolver”), a $206.0 million term loan A facility (the “2018 Term Loan”) and a $250.0 million delayed draw term loan facility (the “Delayed Draw Term Loan”).
Each of the 2018 Revolver, the 2018 Term Loan and the Delayed Draw Term Loan matures July 12, 2023, and bears interest, at Spirit’s option, at either LIBOR plus 1.375% or a defined “base rate” plus 0.375%, subject to adjustment to between LIBOR plus 1.125% and LIBOR plus 1.875% (or between base rate plus 0.125% and base rate plus 0.875%, as applicable) based on changes to Spirit’s senior unsecured debt rating provided by Standard & Poor’s Financial Services LLC and/or Moody’s Investors Service, Inc. The principal obligations under the 2018 Term Loan are to be repaid in equal quarterly installments of $2.6 million, commencing with the fiscal quarter ending March 31, 2019, and with the balance due at maturity of the 2018 Term Loan. The principal obligations under the Delayed Draw Term Loan are to be repaid in equal quarterly installments of 1.25% of the outstanding principal amount of the Delayed Draw Term Loan as of March 31, 2019, subject to adjustments for any extension of the availability period of the Delayed Draw Term Loan, with the balance due at maturity of the Delayed Draw Term Loan.
The Delayed Draw Term Loan was available for Spirit to draw until January 12, 2019. On January 7, 2019, Spirit extended the availability period under the Delayed Draw until April 12, 2019. It may be extended for one additional three-month period, in each instance subject to Spirit’s payment of a fee to the relevant lenders based on the undrawn Delayed Draw Term Loan commitment.
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
As of December 31, 2018, the outstanding balance of the 2018 Term Loan was $206.3 million and the carrying value was $204.7 million.
Senior Notes
2026 Notes. In June 2016, the Company issued $300.0 million in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of December 31, 2018, the outstanding balance of the 2026 Notes was $300.0 million and the carrying value was $297.5 million. The indenture for the 2026 Notes contains covenants that limit Spirit’s, the Company’s and certain of the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to create liens without granting equal and ratable liens to the holders of the 2026 Notes and enter into sale and leaseback transactions. These covenants are subject to a number of qualifications and limitations. In addition, the indenture provides for customary events of default.
2022 Notes. On May 22, 2018, the Company commenced an offer to purchase for cash (the “Tender Offer”) any and all of the $300.0 million outstanding principal amount of our 5 1/4% Senior Notes due 2022 (the “2022 Notes”). The Tender Offer was made pursuant to an Offer to Purchase dated May 22, 2018, and a related Letter of Transmittal and Notice of Guaranteed Delivery, which set forth the terms and conditions of the Tender Offer in full detail. Under the terms of the Tender Offer, holders of 2022 Notes who validly tendered their notes at or prior to May 29, 2018 received, in whole dollars, $1,028.50 per $1,000 principal amount of Notes tendered. Tendering holders also received accrued and unpaid interest from the last applicable interest payment date to, but not including, the settlement date of the Tender Offer.
On May 30, 2018, Spirit repurchased $202.6 million aggregate principal amount of its 2022 Notes pursuant to the Tender Offer. In addition, on June 29, 2018, Spirit redeemed the remaining $97.4 million aggregate principal amount of the 2022 Notes outstanding. The redemption price of the 2022 Notes was 102.85% of the principal amount thereof, plus accrued and unpaid interest to, but not including, the redemption date of June 29, 2018. Following the redemption on June 29, 2018, none of the 2022 Notes remain outstanding.
New Notes. On May 30, 2018, Spirit entered into an Indenture (the “Indenture”) by and among Spirit, the Company and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee in connection with Spirit’s offering of $300.0 million aggregate principal amount of its Senior Floating Rate Notes due 2021 (the “Floating Rate Notes”), $300.0 million aggregate principal amount of its 3.950% Senior Notes due 2023 (the “2023 Notes”) and $700.0 million aggregate principal amount of its 4.600% Senior Notes due 2028 (the “2028 Notes” and, together with the Floating Rate Notes and the 2023 Notes, the “New Notes”). The Company guaranteed Spirit’s obligations under the Notes on a senior unsecured basis (the “Guarantees”).
The Floating Rate Notes bear interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. The 2023 Notes bear interest at a rate of 3.950% per annum and mature on June 15, 2023. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2023 Notes and 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $300.0 million, $300.0 million, and $700.0 million as of December 31, 2018, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $298.5 million, $297.9 million, and $693.5 million as of December 31, 2018, respectively.
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
Proceeds of the New Notes were used to repurchase the 2022 Notes, partially repay $250 million on our then-existing term loan facility, fund the ASRs, and pay for financing and acquisition related costs.
For additional information on our outstanding debt, please see Note 15 to the Consolidated Financial Statements, Debt.
Other
Additionally, we may receive proceeds from asset sales and may seek to access the credit markets, if needed. In October 2017, the Company entered into an agreement (the “Receivable Sales Agreement”) to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Company's balance sheet. For additional information on the sale of receivables, please see Note 6 to the Consolidated Financial Statements, Accounts Receivable, net.
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
As of December 31, 2018, we had $773.6 million of cash and cash equivalents on the balance sheet. Based on our planned levels of operations and our strong liquidity position, we currently expect that our cash on hand, cash flow from operations, and borrowings available under our 2018 Credit Agreement will be sufficient to fund our operations, dividend payments, share repurchases, inventory growth, planned capital investments, research and development expenditures, and scheduled debt service payments for at least the next twelve months.
Cash Flows
The following table provides a summary of our cash flows for the twelve months ended December 31, 2018, 2017, and 2016:

	For the Twelve Months Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	($ in millions)
Net income	$617.0	$354.9	$469.7
Adjustments to reconcile net income	2.6	241.3	283.7
Changes in working capital	150.3	(22.5)	(36.5)
Net cash provided by operating activities	769.9	573.7	716.9
Net cash used in investing activities	(267.8)	(272.8)	(253.4)
Net cash used in financing activities	(153.5)	(578.7)	(718.7)
Effect of exchange rate change on cash and cash equivalents	—	5.6	(4.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash for the period	348.6	(272.2)	(259.6)
Cash, cash equivalents, and restricted cash, beginning of period	445.5	717.7	977.3
Cash, cash equivalents, and restricted cash, end of period	$794.1	$445.5	$717.7

Twelve Months Ended December 31, 2018 as Compared to Twelve Months Ended December 31, 2017
Operating Activities.    For the twelve months ended December 31, 2018, we had a net cash inflow of $769.9 million from operating activities, an increase of $196.2 million, compared to a net cash inflow of $573.7 million for the prior year. The increase in net cash provided by operating activities was primarily due to the absence of a repayment of $236.0 million in accordance with the B787 Amendment #25 in 2017, partially offset by higher net tax payments in 2018. Net tax payments made during 2018 were $202.3 million compared to net tax payments of $101.9 million during the prior year, primarily due to recognition of underlying taxable temporary differences and the absence of a material forward loss.
Investing Activities.    For the twelve months ended December 31, 2018, we had a net cash outflow of $267.8 million from investing activities, compared to a net cash outflow of $272.8 million for the prior year.
Financing Activities.    For the twelve months ended December 31, 2018, we had a net cash outflow of $153.5 million for financing activities, a decrease in outflow of $425.2 million as compared to a net cash outflow of $578.7 million for the same period in the prior year. The decrease in net cash outflow is primarily due to the issuance of the New Notes during the second quarter of 2018, which resulted in $1,300.0 million proceeds from the issuance of debt, partially offset by $586.2 million repayments on debt and debt issuance and financing costs. During 2018, the Company repurchased 9.3 million shares of its Common Stock for $800.0 million, compared to the repurchase of 7.5 million shares of Common Stock for $496.3 million in 2017. During 2018, the Company paid cash dividends totaling $48.0 million to its stockholders of record, compared to $47.1 million in 2017.
Twelve Months Ended December 31, 2017 as Compared to Twelve Months Ended December 31, 2016
Operating Activities. For the twelve months ended December 31, 2017, we had a net cash inflow of $573.7 million from operating activities, a decrease of $143.2 million, compared to a net cash inflow of $716.9 million for the prior year. The decrease in net cash provided by operating activities was primarily due to the repayment under B787 Amendment #25 of $236.0 million less certain adjustments to Boeing as a retroactive adjustment for payments that were based on interim pricing, partially offset by lower net tax payments in 2017. Net tax payments made during 2017 were $101.9 million, resulting in an increase in net cash of $89.5 million, compared to net tax payments of $191.4 million during the prior year.
Investing Activities. For the twelve months ended December 31, 2017, we had a net cash outflow of $272.8 million from investing activities, an increase in outflow of $19.4 million, compared to a net cash outflow of $253.4 million for the prior year. The increase in cash outflow was driven by higher investment in capital during 2017 to support increasing production rates.
Financing Activities. For the twelve months ended December 31, 2017, we had a net cash outflow of $578.7 million for financing activities, a decrease in outflow of $140.0 million as compared to a net cash outflow of $718.7 million for the same period in the prior year. During 2017, the Company repurchased 7.5 million shares of its Common Stock for $496.3 million, compared to the repurchase of 14.2 million shares of Common Stock for $649.6 million in 2016. During 2017, the Company paid cash dividends totaling $47.1 million to its stockholders of record. Additionally, during 2016, we entered into a prior credit agreement and issued the 2026 Notes using the proceeds along with cash on hand to repurchase $300.0 million of our senior notes due in 2020 pursuant to a tender offer and redemption.
Future Cash Needs and Capital Spending
Our primary future cash needs will consist of working capital, research and development, capital expenditures, debt service, and merger and acquisition. We expend significant capital as we undertake new programs, which begin in the non-recurring investment phase of our business model. In addition, we expend significant capital to meet increased production rates on certain mature and maturing programs, including the B737, B787, A320, and A350 XWB programs. In response to announced customer production rate increases, we are evaluating various plans to relieve capacity constraints. We also require capital to develop new technologies for the next generation of aircraft, which may not be funded by our customers. Capital expenditures for the twelve months ended December 31, 2018 totaled $271.2 million, as compared to $273.1 million for the same period in 2017.

On November 1, 2016, the Company announced that our Board of Directors authorized a new share repurchase program for the purchase of up to $600.0 million of our Common Stock. On July 25, 2017, the Company increased the existing share repurchase program by up to an additional $400.0 million of our Common Stock, resulting in a total program authorization of $1.0 billion. On January 24, 2018, the Board of Directors approved an increase to the program of approximately $500 million. After repurchases made under the ASRs, the Company had approximately $200 million remaining in its share repurchase program. On October 24, 2018, the Board of Directors approved an increase to its existing share repurchase authorization of approximately $800 million, resulting in a total authorization of $1.0 billion. As a result, the total amount remaining in the authorization is approximately $1.0 billion.

The Company continues to pay quarterly cash dividends in the amount of $0.12 per share. The most recent dividend was declared by the Board on January 23, 2019, to be paid on April 8, 2019, to stockholders of record as of March 18, 2019.

Asco. We expect to fund the Asco acquisition through cash on hand and borrowings available under our 2018 Credit Agreement. For additional information on our pending purchase of Asco, please see Note 27 to the Consolidated Financial Statements, Asco Acquisition.

Furthermore, in connection with the Asco acquisition and to reduce the Company's exposure to currency exchange rate fluctuations due to a significant portion of purchase price being payable in Euros, the Company entered into foreign currency forward contracts. To reduce the Company's exposure to currency exchange rate fluctuations, the Company entered into foreign currency forward contracts. The objective of these contracts is to minimize the impact of currency exchange rate movements on the Company's cash flows, however the Company has not designated these forward contracts as a hedge and has not applied hedge accounting to them. During the second quarter of 2018, to reduce the Euro exchange rate exposure of the purchase of Asco, the Company entered into a foreign currency forward contract in the amount of $580.0; this foreign currency forward contract was net settled in the third quarter of 2018 and a new contract was entered during the fourth quarter in the amount of $568.3; this contract was net settled and a third contract was entered into with a settlement date in the first quarter of 2019 in the amount of $547.7. The fair value of the foreign currency forward contract, using Level 2 inputs, was an asset of $5.8 as of December 31, 2018. The Company recorded a net loss related to foreign currency forward contract activity of $35.3 for the twelve months ended December 31, 2018 to Other (expense) income, net in the Consolidated Statement of Operations.
Contractual Obligations:

The following table summarizes our contractual cash obligations as of December 31, 2018:

Contractual Obligations(1)(2)	2019	2020	2021	2022	2023	2024	2025 and After	Total
	($ in millions)
Principal payments on term loan	$22.8	$22.8	$22.8	$22.8	$365.0	$—	$—	$456.2
Interest on debt(3)	21.3	23.3	22.1	20.7	12.1	4.0	33.5	137.0
Long-term bonds	—	—	300.0	—	300.0	—	1,000.0	1,600.0
Interest on long-term bonds	66.3	66.3	61.0	55.6	49.7	43.8	173.8	516.5
Non-cancelable capital lease payments	8.1	8.5	8.8	9.0	8.4	4.8	51.7	99.3
Non-cancelable operating lease payments	8.9	8.0	7.4	7.0	5.9	5.4	31.3	73.9
Other	2.2	2.1	2.1	1.6	0.8	—	3.7	12.5
Purchase obligations(4)	107.2	6.8	0.8	0.1	—	—	—	114.9
Total	$236.8	$137.8	$425.0	$116.8	$741.9	$58.0	$1,294.0	$3,010.3
_______________________________________

(1)	Does not include repayment of $233.9 million of B787 advances or deferred revenue credits to Boeing. See Note 12 to the Consolidated Financial Statements, Advance Payments.

(2)
The $7.2 million of unrecognized tax benefit liability for uncertain tax positions has been excluded from this table due to uncertainty involving the ultimate settlement period. See Note 19 to the Consolidated Financial Statements, Income Taxes.

(3)	Interest on our Term Loan was calculated for all years using the three-month LIBOR yield curve as of December 31, 2018 plus applicable margin.

(4)	Purchase obligations represent computing, tooling, and property, plant and equipment commitments as of December 31, 2018.
Off-Balance Sheet Arrangements
Other than operating leases disclosed in the notes to our financial statements included in this Annual Report, we have not entered into any off-balance sheet arrangements as of December 31, 2018.
Foreign Operations
We engage in business in various non-U.S. markets. As of December 31, 2018, we have facilities in the U.K., France, and Malaysia, a worldwide supplier base, and a repair center for the European and Middle-Eastern regions. We purchase certain components, assemblies, and materials that we use in our products from foreign suppliers and a portion of our products will be sold directly to foreign customers, including Airbus, or resold to foreign end-users (e.g., foreign airlines and militaries). In addition, we operate an assembly facility in Saint-Nazaire, France to receive and assemble center fuselage frame sections for the A350 XWB commercial aircraft from the facility in Kinston, North Carolina before they are shipped to Airbus.
Currency fluctuations, tariffs and similar import limitations, price controls, tax reform, and labor regulations can affect our foreign operations. Other potential limitations on our foreign operations include expropriation, nationalization, restrictions on foreign investments or their transfers, and additional political and economic risks. In addition, the transfer of funds from foreign operations could be impaired by any restrictive regulations that foreign governments could enact.
Sales to foreign customers are subject to numerous additional risks, including the impact of foreign government regulations, political uncertainties, and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on our business or market opportunities with such governments’ countries. Furthermore, the political, cultural, and economic climate outside the U.S. may be unfavorable to our operations and growth strategy.
For the twelve months ended December 31, 2018, our net revenues from direct sales to non-U.S. customers were approximately $1,254.9 million, or 17% of total net revenues for the same period. For the twelve months ended December 31, 2017, our net revenues from direct sales to non-U.S. customers were approximately $1,260.1 million, or 18% of total net revenues for the same period. For the twelve months ended December 31, 2016, our net revenues from direct sales to non-U.S. customers were approximately $1,142.8 million, or 17% of total net revenues for the same period.
Inflation
A majority of our sales are conducted pursuant to long-term contracts that set fixed unit prices. Certain, but not all, of these contracts provide for price adjustments for inflation or abnormal escalation. Although we have attempted to minimize the effect of inflation on our business through contractual protections, the presence of longer pricing periods within our contracts increases the likelihood that there will be sustained or higher than anticipated increases in costs of labor or materials. Furthermore, if one of the raw materials on which we are dependent (e.g. aluminum, titanium, steel, or raw composite material) were to experience an isolated price increase without inflationary impacts on the broader economy, we may not be entitled to inflation protection under certain of our contracts. If our contractual protections do not adequately protect us in the context of substantial cost increases, it could have a material adverse effect on our results of operations.
Spirit’s contracts with suppliers currently provide for fixed pricing in U.S. dollars, while contracts with respect to our U.K. operations are denominated in U.S. dollars, British pounds sterling or Euros. In some cases, our supplier arrangements contain inflationary adjustment provisions based on accepted industry indices, and we typically include an inflation component in estimating our supply costs. In addition, Spirit has long-term supply agreements for raw materials with most of its suppliers and for certain raw materials, Spirit is party to collective raw material sourcing contracts arranged through Boeing and Airbus (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk - Commodity Price and Availability Risks” below). With these strategies, Spirit expects pricing for raw materials to be stable in the near term. We will continue to focus our strategic cost reduction plans on mitigating the effects of potential cost increases on our operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include credit risks, commodity price and availability risks, interest rate risks, and foreign exchange risks.
Credit Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, the funds in which our pension assets are invested, and trade accounts receivable.
Accounts receivable include amounts billed and currently due from customers, particular estimated contract changes, claims in negotiation that are probable of recovery, and amounts retained by the customer pending dispute resolution. For the twelve months ended December 31, 2018, approximately 79% of our net revenues were from sales to Boeing. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses as deemed appropriate based upon historical experience and any specific customer collection issues that have been identified. While we cannot guarantee that we will continue to experience the same credit loss rates in the future, such credit losses have historically not been material. For this reason, we believe that our exposure to this credit risk is not material.
We maintain cash and cash equivalents with various financial institutions and perform periodic evaluations of the relative credit standing of those financial institutions and, from time to time, we invest excess cash in liquid short-term money market funds. We have not experienced any losses in such accounts and believe that we are not exposed to any significant credit risk on cash and cash equivalents. Additionally, we monitor our defined benefit pension plan asset investments on a quarterly basis and we believe that we are not exposed to any significant credit risk in these investments. Therefore, exposure to credit risk for these items is not believed to be material.
Commodity Price and Availability Risks
In our business we use various raw materials, including aluminum, titanium, steel, and composites, all of which can experience price fluctuations depending on market conditions. Substantial price increases could reduce our profitability. Although our supply agreements with our customers allow us to pass on certain abnormal increases in component and raw material costs in limited situations, we may not be fully compensated for such increased costs. To mitigate these risks, we use our strategic sourcing initiatives, and are parties to collective raw material sourcing contracts arranged through certain customers that allow us to obtain raw materials at pre-negotiated rates and help insulate us from market volatility across the industry for certain specialized metallic and composite raw materials used in the aerospace industry. In addition, we also have long-term supply agreements with a number of our major parts suppliers. We generally do not employ forward contracts or other financial instruments to hedge commodity price risk, although we continue to review a full range of business options focused on strategic risk management for all raw material commodities. We do not expect our exposure to commodity price and availability risks to be material.

If one or more of our suppliers or subcontractors experiences delivery delays or other performance problems, we may be unable to meet commitments to our customers or incur additional costs. Any failure by our suppliers to provide acceptable raw materials, components, kits, or subassemblies could adversely affect our production schedules and contract profitability. We do not anticipate material risk in this area, as we assess qualification of suppliers and continually monitor them to control risk associated with such supply base reliance.
To a lesser extent, we also are exposed to fluctuations in the prices of certain utilities and services, such as electricity, natural gas, chemicals and freight. We do not believe there is a material exposure, as we utilize a range of long-term agreements to minimize procurement expense and supply risk in these areas.
Interest Rate Risks
As of December 31, 2018, under our 2018 Credit Agreement, we had $204.7 million of variable rate debt outstanding as compared to $460.7 million of variable rate debt outstanding as of December 31, 2017 under the Company's prior credit agreement. Borrowings under our 2018 Credit Agreement bear interest that varies with LIBOR. As of December 31, 2018, we had $298.5 million of Floating Rate Notes bearing interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. Interest rate changes generally do not affect the market value of such debt, but do impact the amount of our interest payments and, therefore, our future earnings and cash flows, assuming other factors are held constant. Assuming other variables remain constant, including levels of indebtedness, a 1% increase in interest rates on our variable debt would have an estimated impact on pre-tax earnings and cash flows for the next twelve months of approximately $5.1 million.
On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 million and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps, using Level 2 inputs, was an asset of $2.2 million as of December 31, 2018. For the twelve months ended December 31, 2018, the Company recorded a gain related to swap activity of $1.4 million. Exposure to interest rate risk is not believed to be material on the interest rate swap agreements.
Foreign Exchange Risks
We have certain sales, expenses, assets, and liabilities that are denominated in British pounds sterling. Our functional currency for our U.K. operations is the British pound sterling. However, sales made to Boeing and some procurement costs are denominated in U.S. dollars and Euros. As a consequence, movements in exchange rates could cause our net sales and expenses to fluctuate, affecting our profitability and cash flows. We do not believe that this risk to profitability and cash flows is material, as the impact of fluctuations within sales and expenses are expected to be largely offsetting.
Even when revenues and expenses are matched, we must translate British pound sterling denominated results of operations, assets, and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar as compared to the British pound sterling will affect our reported results of operations and the value of our assets and liabilities on our balance sheet, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could affect the comparability of our results between financial periods and/or result in significant changes to the carrying value of our assets, liabilities and shareholders’ equity. We do not believe this exposure to foreign currency exchange risk is material.
In accordance with FASB authoritative guidance, the intercompany revolving credit facility with our U.K. subsidiary is exposed to fluctuations in foreign exchange rates. The fluctuation in rates for 2018 resulted in a loss of $1.9 million reflected in other income/expense. We do not believe that the exposure to foreign currency risk is material for the intercompany revolving credit facility.
In advance of the planned purchase of Asco, we entered into a foreign currency forward contract during the second and third quarter of 2018. The objective of these contracts is to minimize the impact of currency exchange rate movements on the Company's cash flows, however the Company has not designated these forward contracts as a hedge and has not applied hedge accounting to them. During the second quarter of 2018, the Company entered into a foreign currency forward contract in the amount of $580.0 million; this foreign currency forward contract was net settled in the third quarter of 2018 and a new contract was entered during the fourth quarter in the amount of $568.3; this contract was net settled and a third contract was entered into with a settlement date in the first quarter of 2019 in the amount of $547.7. The fair value of the foreign currency forward contract was an asset of $5.8 million as of December 31, 2018. The Company recorded a net loss related to this activity of $35.3 million for the twelve months ended December 31, 2018. Assuming all other variables remained constant at December 31, 2018, a 1% change in the exchange rate between the U.S. dollar and the Euro would have decreased or increased the loss by $5.5 million.

Item 8.    Financial Statements and Supplementary Data
SPIRIT AEROSYSTEMS HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Spirit AeroSystems Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spirit AeroSystems Holdings, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in 2018 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Wichita, Kansas

February 8, 2019

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Operations

	For the Twelve Months Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	($ in millions, except per share data)
Net Revenues	$7,222.0	$6,983.0	$6,792.9
Operating costs and expenses
Cost of sales	6,135.9	6,195.3	5,800.3
Selling, general and administrative	210.4	204.7	230.9
Impact of severe weather event	(10.0)	19.9	12.1
Research and development	42.5	31.2	23.8
Total operating costs and expenses	6,378.8	6,451.1	6,067.1
Operating income	843.2	531.9	725.8
Interest expense and financing fee amortization	(80.0)	(41.7)	(57.3)
Other income (expense), net	(7.0)	44.4	(8.0)
Income before income taxes and equity in net income of affiliates	756.2	534.6	660.5
Income tax provision	(139.8)	(180.0)	(192.1)
Income before equity in net income of affiliates	616.4	354.6	468.4
Equity in net income of affiliates	0.6	0.3	1.3
Net income	$617.0	$354.9	$469.7
Earnings per share
Basic	$5.71	$3.04	$3.72
Diluted	$5.65	$3.01	$3.70
Dividends declared per common share	$0.46	$0.40	$0.10

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Comprehensive Income

	For the Twelve Months Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	($ in millions)
Net income	$617.0	$354.9	$469.7
Other comprehensive (loss) income, net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of $12.7, ($6.0), and ($20.8), respectively	(41.0)	19.8	36.9
Unrealized foreign exchange income (loss) on intercompany loan, net of tax effect of $0.8, ($1.2), and $2.5, respectively	(3.2)	4.9	(9.9)
Foreign currency translation adjustments	(23.9)	33.7	(53.4)
Total other comprehensive income (loss)	(68.1)	58.4	(26.4)
Total comprehensive income	$548.9	$413.3	$443.3

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
	($ in millions)
Assets
Cash and cash equivalents	$773.6	$423.3
Restricted cash	0.3	2.2
Accounts receivable, net	545.1	722.2
Contract assets, short-term	469.4	—
Inventory, net	1,012.6	1,449.9
Other current assets	48.3	53.5
Total current assets	2,849.3	2,651.1
Property, plant and equipment, net	2,167.6	2,105.3
Contract assets, long-term	54.1	—
Pension assets	326.7	347.1
Other assets	288.2	164.3
Total assets	$5,685.9	$5,267.8
Liabilities
Accounts payable	$902.6	$693.1
Accrued expenses	313.1	269.3
Profit sharing	68.3	109.5
Current portion of long-term debt	31.4	31.1
Advance payments, short-term	2.2	100.0
Contract liabilities, short-term	157.9	—
Forward loss provision, short-term	12.4	—
Deferred revenue and other deferred credits, short-term	20.0	64.6
Deferred grant income liability — current	16.0	21.6
Other current liabilities	58.2	331.8
Total current liabilities	1,582.1	1,621.0
Long-term debt	1,864.0	1,119.9
Advance payments, long-term	231.9	231.7
Pension/OPEB obligation	34.6	40.8
Contract Liabilities, long-term	369.8	—
Forward loss provision, long-term	170.6	—
Deferred revenue and other deferred credits	31.2	161.0
Deferred grant income liability — non-current	28.0	39.3
Other liabilities	135.6	252.6
Stockholders’ Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common Stock, par value $0.01, 200,000,000 shares authorized, 105,461,817 and 114,447,605 shares issued and outstanding, respectively	1.1	1.1
Additional paid-in capital	1,100.9	1,086.9
Accumulated other comprehensive loss	(196.6)	(128.5)
Retained earnings	2,713.2	2,422.4
Treasury stock, at cost (40,719,438 and 31,467,709 shares, respectively)	(2,381.0)	(1,580.9)
Total stockholders' equity	1,237.6	1,801.0
Noncontrolling interest	0.5	0.5
Total equity	1,238.1	1,801.5
Total liabilities and equity	$5,685.9	$5,267.8
 See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2015	135,617,710	$1.4	$1,051.6	$(429.2)	$(160.5)	$1,656.2	$2,119.5
Net income	—	—	—	—	—	469.7	469.7
Dividends Declared	—	—	—	—	—	(12.0)	(12.0)
Employee equity awards	856,232	—	42.5	—	—	—	42.5
Stock forfeitures	(280,349)	—	—	—	—	—	—
Net shares settled	(335,436)	—	(15.2)	—	—	—	(15.2)
Excess tax benefits from share-based payment arrangements	—	—	(0.2)	—	—	—	(0.2)
SERP shares issued	28,626	—	—	—	—	—	—
Treasury shares	(14,244,227)	(0.2)	0.2	(649.6)	—	—	(649.6)
Other comprehensive loss	—	—	—	—	(26.4)	—	(26.4)
Balance — December 31, 2016	121,642,556	$1.2	$1,078.9	$(1,078.8)	$(186.9)	$2,113.9	$1,928.3
Net income	—	—	—	—	—	354.9	354.9
Dividends Declared	—	—	—	—	—	(46.4)	(46.4)
Employee equity awards	667,845	—	22.1	—	—	—	22.1
Stock forfeitures	(92,482)	—	—	—	—	—	—
Net shares settled	(250,066)	—	(14.2)	—	—	—	(14.2)
SERP shares issued	11,369	—	—	—	—	—	—
Treasury shares	(7,531,617)	(0.1)	0.1	(502.1)	—	—	(502.1)
Other comprehensive loss	—	—	—	—	58.4	—	58.4
Balance — December 31, 2017	114,447,605	$1.1	$1,086.9	$(1,580.9)	$(128.5)	$2,422.4	$1,801.0
Net income	—	—	—	—	—	617.0	617.0
Adoption of ASC 606	—	—	—	—	—	(277.0)	(277.0)
Dividends Declared	—	—	—	—	—	(49.2)	(49.2)
Employee equity awards	466,719	—	27.4	—	—	—	27.4
Stock forfeitures	(47,962)	—	—	—	—	—	—
Net shares settled	(177,812)	—	(15.6)	—	—	—	(15.6)
ESPP shares issued	24,996	—	2.1	—	—	—	2.1
Treasury shares	(9,251,729)	—	0.1	(800.1)	—	—	(800.0)
Other comprehensive income	—	—	—	—	(68.1)	—	(68.1)
Balance — December 31, 2018	105,461,817	$1.1	$1,100.9	$(2,381.0)	$(196.6)	$2,713.2	$1,237.6

See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Consolidated Statements of Cash Flows

	For the Twelve Months Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	($ in millions)
Operating activities
Net income	$617.0	$354.9	$469.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	230.6	214.1	208.6
Amortization expense	0.4	0.2	0.2
Amortization of deferred financing fees	17.9	3.4	19.3
Accretion of customer supply agreement	4.1	2.6	4.9
Employee stock compensation expense	27.4	22.1	42.5
Excess tax benefit of share-based payment arrangements	—	—	0.1
(Gain) from derivative instruments	(7.2)	(0.9)	—
(Gain) loss from foreign currency transactions	(0.3)	(8.1)	17.4
Loss on impairment and disposition of assets	1.8	9.5	0.4
Deferred taxes	(38.0)	52.4	0.9
Pension and other post retirement benefits, net	(33.4)	(34.7)	3.5
Grant liability amortization	(21.6)	(19.0)	(11.9)
Equity in net income of affiliates	(0.6)	(0.3)	(1.3)
Forward loss provision	(170.9)	—	—
Changes in assets and liabilities
Accounts receivable, net	(47.9)	(48.5)	(139.1)
Inventory, net	(61.3)	319.6	207.8
Contract asset	(8.5)	—	—
Contract liability	208.3	—	—
Accounts payable and accrued liabilities	244.5	160.3	(34.3)
Profit sharing/deferred compensation	(40.9)	7.6	40.5
Advance payments	(98.3)	(209.6)	(144.4)
Income taxes receivable/payable	(28.4)	25.7	(3.3)
Deferred revenue and other deferred credits	16.9	(231.2)	12.4
Other	(41.7)	(46.4)	23.0
Net cash provided by operating activities	769.9	573.7	716.9
Investing activities
Purchase of property, plant and equipment	(271.2)	(273.1)	(254.0)
Proceeds from sale of assets	3.4	0.4	0.6
Other	—	(0.1)	—
Net cash used in investing activities	(267.8)	(272.8)	(253.4)
Financing activities
Proceeds from issuance of bonds	1,300.0	—	299.8
Principal payments of debt	(6.7)	(2.8)	(36.4)
Payments on term loan	(256.3)	(25.0)	—
Payments on bonds	(300.0)	—	(300.0)
Taxes paid related to net share settlement awards	(15.6)	(14.2)	(15.2)
Proceeds from issuance of ESPP stock	2.1	—	—
Excess tax benefit of share-based payment arrangements	—	—	(0.1)
Debt issuance and financing costs	(23.2)	(0.9)	(17.2)
Proceeds from financing under the New Markets Tax Credit Program	—	7.6	—
Purchase of treasury stock	(805.8)	(496.3)	(649.6)
Dividends paid	(48.0)	(47.1)	—
Net cash used in financing activities	(153.5)	(578.7)	(718.7)
Effect of exchange rate changes on cash and cash equivalents	—	5.6	(4.4)
Net increase (decrease) in cash, cash equivalents, and restricted cash for the period	348.6	(272.2)	(259.6)
Cash, cash equivalents, and restricted cash, beginning of period	445.5	717.7	977.3
Cash, cash equivalents, and restricted cash, end of period	$794.1	$445.5	$717.7
Supplemental information
Interest paid	$70.4	$43.6	$45.2
Income taxes paid	$202.3	$101.9	$191.4
Property acquired through capital leases	$26.8	$29.3	$1.8
See notes to consolidated financial statements

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements
($, €, and RM in millions other than per share amounts)

1.     Nature of Business
Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) provides manufacturing and design expertise in a wide range of fuselage, propulsion, and wing products and services for aircraft original equipment manufacturers (“OEM”) and operators through its subsidiaries, including Spirit AeroSystems, Inc. (“Spirit”). The Company's headquarters are in Wichita, Kansas, with manufacturing and assembly facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; Subang, Malaysia; and Saint-Nazaire, France.

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

The following tables summarize the impacts of adopting ASC Topic 606 on the Company’s consolidated financial statements for the twelve months ended December 31, 2018.

	For the Twelve Months Ended
	As Reported	Impact of Adoption of	As Adjusted
	December 31, 2018	ASC Topic 606	December 31, 2018
Revenue	$7,222.0	133.8	$7,355.8
Cost of sales	6,135.9	277.5	6,413.4
Income tax provision	(139.8)	32.3	(107.5)
Net income	617.0	(111.5)	505.5

Earnings per share
Basic	$5.71	$(1.03)	$4.68
Diluted	$5.65	$(1.02)	$4.63

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	As Reported	Impact of Adoption of	As Adjusted
	December 31, 2018	ASC Topic 606	December 31, 2018
Assets
Accounts receivable, net	$545.1	$102.8	$647.9
Contract assets, short-term	469.4	(469.4)	—
Inventory, net	1,012.6	378.9	1,391.5
Other current assets	48.3	41.7	90.0
Contract assets, long-term	54.1	(54.1)	—
Other assets	288.2	(70.5)	217.7
Total assets	5,685.9	(70.6)	5,615.3
Liabilities
Accrued expenses	313.1	(5.8)	307.3
Contract liabilities, short-term	157.9	(157.9)	—
Forward loss provision, short-term	12.4	(12.4)	—
Deferred revenue and other deferred credits, short-term	20.0	130.3	150.3
Other current liabilities	58.2	259.8	318.0
Contract liabilities, long-term	369.8	(369.8)	—
Forward loss provision, long-term	170.6	(170.6)	—
Deferred revenue and other deferred credits	31.2	93.6	124.8
Stockholders' Equity
Accumulated other comprehensive loss	(196.6)	(3.4)	(200.0)
Retained earnings	2,713.2	165.5	2,878.7
Total liabilities and equity	5,685.9	(70.6)	5,615.3

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	For the Twelve Months Ended			For the Twelve Months Ended
	As Reported	Impact of Adoption of	As Adjusted	As Reported	Impact of Adoption of	As Adjusted
	December 31, 2017	ASU 2017-07	December 31, 2017	December 31, 2016	ASU 2017-07	December 31, 2016
Cost of sales	$6,162.5	$32.8	$6,195.3	$5,803.6	$(3.3)	$5,800.3
Selling, general and administrative	200.3	4.4	204.7	228.3	2.6	230.9
Other income, net	7.2	37.2	44.4	(7.3)	(0.7)	(8.0)

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

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Twelve Months Ended
	December 31, 2018	December 31, 2017
Cash and cash equivalents, beginning of the period	$423.3	$697.7
Restricted cash, short-term, beginning of the period	2.2	—
Restricted cash, long-term, beginning of the period	20.0	20.0
Cash, cash equivalents, and restricted cash, beginning of the period	$445.5	$717.7

Cash and cash equivalents, end of the period	$773.6	$423.3
Restricted cash, short-term, end of the period	0.3	2.2
Restricted cash, long-term, end of the period	20.2	20.0
Cash, cash equivalents, and restricted cash, end of the period	$794.1	$445.5

3.     Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the Company’s financial statements and the financial statements of its majority owned or controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) and Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior year financial statements and notes to conform to the 2018 presentation, as discussed in Note 2, Adoption of New Accounting Standards.
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

The identification of an accounting contract with a customer and the related promises require an assessment of each party’s rights and obligations regarding the products or services to be transferred, including an evaluation of termination clauses and presently enforceable rights and obligations. In general, these long-term supply agreements are legally governed by master supply agreements (or general terms agreements) together with special business provisions (or work package agreements), which define specific program requirements. Purchase orders (or authorizations to proceed) are issued under these agreements to reflect presently enforceable rights and obligations for the units of products and services being purchased. The units for accounting purposes (“accounting contract”) are typically determined by the purchase orders. Revenue is recognized when the Company has a contract with presently enforceable rights and obligations, including an enforceable right to payment for work performed. These agreements may lead to continuing sales for more than twenty years. Customers generally contract with the Company for requirements in a segment relating to a specific program, and the Company’s performance obligations consist of a wide range of engineering design services and manufactured structural components, as well as spare parts and repairs for OEMs. A single program may result in multiple contracts for accounting purposes, and within the respective contracts, non-recurring work elements and recurring work elements may result in multiple performance obligations. The Company generally contracts directly with its customers and is the principal in all current contracts.

Management considers a number of factors when determining the existence of an accounting contract and the related performance obligations that include, but are not limited to, the nature and substance of the business exchange, the contractual terms and conditions, the promised products and services, the termination provisions in the contract, including the presently enforceable rights and obligations of the parties to the contract, the nature and execution of the customer’s ordering process and how the Company is authorized to perform work, whether the promised products and services are distinct or capable of being distinct within the context of the contract, as well as how and when products and services are transferred to the customer.

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

The Company adopted ASC 606 using the modified retrospective method effective as of January 1, 2018. Accordingly, for comparative periods prior to 2018, revenue was recognized under the contract method of accounting and sales and profits were recorded on each contract block using the percentage-of-completion method of accounting, primarily using unit-of-delivery. Under the units-of-delivery method, revenue is recognized based upon the number of units delivered during a period and the contract price and expenditures are recognized as cost allocable to the delivered units. For more description on the adoption of ASC 606 and the impacts of adoption on the financial statements for the period ended December 31, 2018, please see Note 2, Adoption of New Accounting Standards.
Disaggregation of Revenue
The Company disaggregates revenue based on the method of measuring satisfaction of the performance obligation either over time or at a point in time. Additionally, the Company disaggregates revenue based upon the location where products and services are transferred to the customer, and based upon major customer. The Company’s principal operating segments and related revenue are noted in Note 22, Segment Information.

The following table disaggregates revenues by the method of performance obligation satisfaction:

For the Twelve Months Ended
Revenue	December 31, 2018
Contracts with performance obligations satisfied over time	$5,628.5
Contracts with performance obligations satisfied at a point in time	1,593.5
Total Revenue	$7,222.0

The following table disaggregates revenue by major customer:

For the Twelve Months Ended
Customer	December 31, 2018
Boeing	$5,677.7
Airbus	1,180.8
Other	363.5
Total net revenues	$7,222.0

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

For the Twelve Months Ended
Location	December 31, 2018
United States	$5,967.1
International
United Kingdom	763.3
Other	491.6
Total International	1,254.9
Total Revenue	$7,222.0
Research and Development
Research and development includes costs incurred for experimentation, design, and testing that are expensed as incurred.
Cash and Cash Equivalents
Cash and cash equivalents represent all highly liquid investments with original maturities of three months or less.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and do not bear interest. For 2018, unbilled receivables were recorded on the balance sheet as contract assets, as per ASC 606 guidance. For 2017 and prior periods, consistent with industry practice, the Company classified unbilled receivables related to contracts accounted for under the long-term contract method of accounting as current. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables. Account balances are charged off against the allowance after the potential for recovery is considered remote. The Company’s allowance for doubtful accounts was approximately $0.7 and $1.3 at December 31, 2018 and December 31, 2017, respectively.
In October 2017, the Company entered into an agreement (the “Receivable Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the balance sheet. The Receivable Sales Agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party. The receivables under the Receivable Sales Agreement are sold without recourse to the third party financial institution. See Note 6, Accounts Receivable, net, for further discussion.
Inventory
Raw materials are stated at lower of cost (principally on an actual or average cost basis) or market. Production costs for contracts, including costs expected to be recovered on specific anticipated contracts (work that has commenced because the Company expects the customer to exercise options), are classified as work-in-process and include direct material, labor, overhead, and purchases. Typically, anticipated contracts materialize and the related performance obligations are satisfied within 6-12 months. Revenue and related cost of sales are recognized as the performance obligations are satisfied. These costs are evaluated for impairment periodically and capitalized costs for which anticipated contracts do not materialize are written off in the period in which it becomes known. Valuation reserves for excess, obsolete, and slow-moving inventory are estimated by evaluating inventory of individual raw materials and parts against both historical usage rates and forecasted production requirements. Work-in-process includes $151.6 in costs incurred in anticipation of specific future contracts and no impairments were charged for the period ending December 31, 2018. See Note 9, Inventory.

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Fair Value of Financial Instruments
Financial instruments are measured in accordance with FASB authoritative guidance related to fair value measurements. This guidance clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value, and expands disclosures about fair value measurements. See Note 13, Fair Value Measurements.
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
We record an income tax expense or benefit based on the income earned or loss incurred in each tax jurisdiction and the tax rate applicable to that income or loss. In the ordinary course of business, there are transactions for which the ultimate tax outcome is uncertain. These uncertainties are accounted for in accordance with FASB authoritative guidance on accounting for the uncertainty in income taxes. The final tax outcome for these matters may be different than management's original estimates made in determining the income tax provision. A change to these estimates could impact the effective tax rate and net income or loss in subsequent periods. We use the flow-through accounting method for tax credits. Under this method, tax credits reduce income tax expense. See Note 19, Income Taxes, for further discussion.
Stock-Based Compensation and Other Share-Based Payments
Many of the Company’s employees are participants in various stock compensation plans. The expense attributable to the Company’s employees is recognized over the period the amounts are earned and vested, as described in Note 18, Stock Compensation.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the TCJA from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. ASU 2018-02 may be applied retrospectively to each period in which the effect of the TCJA is recognized or in the period of adoption. The guidance will require a new disclosure regarding a company’s accounting policy for releasing the tax effects in AOCI. The Company is currently evaluating how to apply the new guidance and has not determined whether it will elect to reclassify stranded amounts. The adoption of ASU 2018-02 is not expected to have a material effect on our consolidated financial statements.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”), which expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2017-12 as of January 1, 2018. The adoption of ASU 2017-12 did not have a material impact to the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management's estimates of current expected credit losses. ASU 2016-13 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2019. Early adoption is permitted after fiscal years beginning December 15, 2018. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update requires recognition of all lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018. Early adoption is permitted. ASU 2016-02 allows for the modified retrospective transition approach and provides certain optional transition relief. The Company adopted the requirements of ASU 2016-02 on January 1, 2019 using the modified retrospective transition approach, with the cumulative effect of the initial application recognized at the date of adoption.

The Company has reviewed all of its current active leases and has implemented the necessary processes and systems to comply with the requirements of ASU 2016-02. Upon adoption of ASU 2016-02, the Company recognized a Right Of Use ("ROU") asset on its books for the net present value of all of its active leases with terms greater than 12 months, with an offsetting lease liability. The ROU asset and corresponding lease liability will be amortized over the course of the lease term, which includes all options that Company expects it will exercise.

Based on currently available information, the Company estimates the Transition Adjustment will have an impact of $50.0 - $60.0 increase to the assets and liabilities on the Consolidated Balance Sheet. The Company does not expect the adoption of ASU 2016-02 to have any material impact to Net Income or Cash Flows.

5.     Changes in Estimates
The Company has a periodic forecasting process in which management assesses the progress and performance of the Company’s programs. This process requires management to review each program’s progress by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated revenues and costs for the accounting contracts (and options if applicable), and any outstanding contract matters. Risks and opportunities include but are not limited to management’s judgment about the cost associated with the Company’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other program requirements. Due to the span of years it may take to completely satisfy the performance obligations for the accounting contracts (and options, if any) and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs is subject to many variables and, accordingly, is subject to change based upon judgment. When adjustments in estimated total consideration or estimated total cost are required, any changes from prior estimates for fully satisfied performance obligations are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by several factors including production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work, and contract modifications. For 2017, the changes in estimates apply to contract blocks under legacy GAAP under the units-of-delivery method. For 2018, cumulative catch-up adjustments are primarily related to changes in measure of progress for contracts with performance obligations that are satisfied over time.

Changes in estimates are summarized below:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Changes in Estimates	December 31, 2018	December 31, 2017	December 31, 2016
(Unfavorable) Favorable Cumulative Catch-up Adjustments by Segment
Fuselage	(5.3)	4.0	13.6
Propulsion	(0.2)	3.8	(0.4)
Wing	1.7	23.4	23.4
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	(3.8)	31.2	36.6

(Forward Loss) and Changes in Estimates on Loss Programs by Segment
Fuselage	3.4	(223.2)	(133.4)
Propulsion	(0.7)	(40.2)	10.1
Wing	1.2	(63.9)	5.1
Total (Forward Loss) and Change in Estimate on Loss Program	3.9	(327.3)	(118.2)

Total Change in Estimate	0.1	(296.1)	(81.6)
EPS Impact (diluted per share based on statutory rates)	0.00	(1.58)	(0.40)

2018 Changes in Estimates

Favorable changes in estimates on loss programs were primarily driven by favorable performance on cost initiatives and mitigation of risks, partially offset by forward loss charges due to the adoption of ASU 2017-07 on the B787 program. Total unfavorable cumulative catch-up adjustments were driven by increased production costs incurred due to factory disruption challenges on the B737 program.

2017 Changes in Estimates

On August 1, 2017, Boeing and the Company through its subsidiary, Spirit, entered into a Collective Resolution Memorandum of Understanding (the “2017 MOU”), which required Boeing and Spirit to negotiate and execute definitive documentation implementing the agreements set forth in the 2017 MOU by September 29, 2017.

On September 22, 2017, Boeing and Spirit completed their negotiation of such definitive documentation and entered into Amendment No. 30 to the long-term supply agreement covering products for Boeing’s B737, B747, B767, and B777 commercial aircraft programs (“Sustaining Amendment #30”) and Amendment No. 25 to the long-term supply agreement covering products for Boeing's B787 commercial aircraft program (the “787 Amendment #25” and, together with the Sustaining Amendment #30, the “Definitive Documentation”) generally established pricing terms for the B737, B747, B767, and B777 models (excluding the B777x) through December 31, 2022 (with certain limited exceptions), and for the B787-8, -9, and -10 models through line unit 1405.

In the second quarter of 2017, in connection with the 2017 MOU, the Company formally extended the current contract block ending at line unit 1003 to line unit 1300 and established a planning block from line units 1301 to 1405. Based on cost updates, contract block extension, and planning block addition, the Company updated its estimated contract costs and revenue for the B787 program. As a result, the Company recorded a second quarter 2017 reach-forward loss of $352.8 on its B787 program. In the fourth quarter of 2017, favorable cost initiatives and benefits from absorption of fixed costs due to announced rate increases, resulted in a favorable change in estimate on the B787 program of $41.1.

During 2017, the Company recorded a forward loss on the A350XWB program of $19.4, primarily related to unfavorable exchange rate impacts on labor and non-labor costs and supplier claims.

The Company could record additional forward loss charges if there are further changes to revenue and cost estimates and/or if risks are not mitigated.

2016 Changes in Estimates

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

During the second quarter of 2016, Spirit signed a memorandum of agreement with Airbus (the “Airbus 2016 MOA”) that, in part, materially reset the pricing for 800 units on the A350 XWB Fuselage and Wing requirements contracts. The Airbus 2016 MOA was negotiated to economically compensate Spirit for significant engineering changes to aircraft design. The new pricing provided the Company with a higher degree of certainty of revenue that will be realized over the 800 unit contracts. Further, the Company analyzed A350 XWB market demand using third party publications as well as Airbus firm orders, which indicated that the sustained demand for the A350 XWB program was in excess of 800 units. The Company determined that due to the higher degree of precision of the A350 XWB revenue along with the strong, sustained market demand, it was appropriate to extend the accounting block quantity to 800 units in the second quarter of 2016. The contract block quantity change was made in accordance with applicable accounting guidance as well as the Company’s accounting policies and past practices. As a result of the Airbus 2016 MOA, the Company updated its estimated revenues that will be realized over the 800 unit A350 XWB Fuselage and Wing contract accounting blocks.

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

6.     Accounts Receivable, net
Accounts receivable, net consists of the following:

	December 31, 2018	December 31, 2017
Trade receivables	$527.9	$710.5
Other	17.9	13.0
Less: allowance for doubtful accounts	(0.7)	(1.3)
Accounts receivable, net	$545.1	$722.2
_______________________________________
For 2017, accounts receivable, net includes unbilled receivables on long-term aerospace contracts, comprised principally of revenue recognized on contracts for which amounts were earned but not contractually billable as of the balance sheet date, or amounts earned for which the recovery will occur over the term of the contract, which could exceed one year. For 2018, unbilled receivables are reflected under contract assets on the consolidated balance sheet.
As discussed previously, in October 2017, the Company entered into the Receivable Sales Agreement. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the balance sheet. The Receivable Sales Agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party. The receivables under the Receivable Sales Agreement are sold without recourse to the third party financial institution. During 2018, $5,590.2 of accounts receivable have been sold via this arrangement. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

receivables is $16.5 for the year ended December 31, 2018 and is included in Other income and expense. See Note 22, Other Income (Expense), net.

7.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those for which performance obligations have been fully satisfied and billing is expected within 12 months of contract origination and contract assets, long-term are fully satisfied obligations that are expected to be billed in more than 12 months. No impairments to contract assets were recorded for the period ended December 31, 2018.

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

	January 1, 2018	December 31, 2018	Change
Contract assets	$517.8	$523.5	$5.7
Contract liabilities	(319.4)	(527.7)	(208.3)
Net contract assets (liabilities)	$198.4	$(4.2)	$(202.6)

The increase in contract assets reflects the net impact of additional revenue recognized in excess of billed revenues during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the period ended December 31, 2018, the Company recognized $53.2 of revenue that was included in the contract liability balance at the beginning of the period.

8.  Performance Obligations

Unsatisfied, or partially unsatisfied, performance obligations currently under contract that are expected to be recognized to revenue in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below.

	2019	2020	2021	2022 and After
Unsatisfied performance obligations	$6,640.1	$6,398.3	$1,319.1	$596.3

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

	December 31, 2018	December 31, 2017
Raw materials	$240.4	$321.0
Work-in-process(1)	727.8	854.4
Finished goods	7.1	35.8
Product inventory	975.3	1,211.2
Capitalized pre-production(2)	37.3	78.9
Deferred production(3)	—	640.3
Forward loss provision(4)	—	(480.5)
Total inventory, net	$1,012.6	$1,449.9
_______________________________________
Product inventory, summarized in the table above, is shown net of valuation reserves of $55.2 and $51.6 as of December 31, 2018 and December 31, 2017, respectively. For contract blocks that have not closed, the following non-product inventory amounts were included in the summarized inventory table above:

(1)
For the period ended December 31, 2018, work-in-process inventory includes direct labor, direct material, overhead, and purchases on contracts for which revenue is recognized at a point in time, as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized using the input method. For the period ended December 31, 2017, work-in-process included direct labor, direct material, overhead, and purchases on all contracts that were accounted for using the units-of-delivery method. For the period ended December 31, 2018, work-in-process inventory includes $151.6 of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

(2)	As part of the Transition Adjustment, $43.0 (pretax) of pre-production costs on the A350 XWB were eliminated.

(3)
As part of the Transition Adjustment, $640.3 (pretax) of deferred production was eliminated. For the period ended December 31, 2017, the balance contained $632.8 and $129.3 on the A350 XWB and Rolls-Royce BR725 programs, respectively.

(4)
For the period ended December 31, 2018, forward loss reserves of $183.0 have been classified as a liability on the consolidated balance sheet. For the period ended December 31, 2017, the forward loss reserve for the B787 program exceeded the program's inventory balance. This excess was classified as a liability and reported in other current liabilities on the balance sheet in the amount of $254.5 as of December 31, 2017.

10.     Property, Plant and Equipment, net
Property, plant and equipment, net consists of the following:

	December 31, 2018	December 31, 2017
Land	$15.0	$15.9
Buildings (including improvements)	822.7	764.1
Machinery and equipment	1,697.0	1,529.9
Tooling	1,032.3	1,013.9
Capitalized software	269.2	263.3
Construction-in-progress	227.8	213.4
Total	4,064.0	3,800.5
Less: accumulated depreciation	(1,896.4)	(1,695.2)
Property, plant and equipment, net	$2,167.6	$2,105.3

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $136.2, $130.0, and $123.1 for the twelve months ended December 31, 2018, 2017 and 2016, respectively.
The Company capitalizes certain costs, such as software coding, installation and testing, that are incurred to purchase or to create and implement internal use computer software. Depreciation expense related to capitalized software was $16.7, $19.2, and $18.6 for the twelve months ended December 31, 2018, 2017, and 2016, respectively.
The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluated its long-lived assets at its locations and determined that an impairment of $1.9 primarily related to unused machinery and $8.2 primarily related to abandoned construction-in-progress, was necessary for the twelve months ended December 31, 2018 and 2017, respectively. The Company records impairments related to property, plant and equipment to costs of sales on the statement of operations.

11.     Other Assets
Other assets are summarized as follows:

	December 31, 2018	December 31, 2017
Intangible assets
Patents	$2.0	$1.9
Favorable leasehold interests	6.2	6.3
Total intangible assets	8.2	8.2
Less: Accumulated amortization-patents	(1.9)	(1.8)
Accumulated amortization-favorable leasehold interest	(4.9)	(4.6)
Intangible assets, net	1.4	1.8
Deferred financing
Deferred financing costs	41.7	39.5
Less: Accumulated amortization-deferred financing costs	(35.6)	(33.7)
Deferred financing costs, net	6.1	5.8
Other
Goodwill — Europe	2.4	2.5
Equity in net assets of affiliates	—	4.7
Supply agreement(1)	14.6	19.9
Restricted Cash	20.2	20.0
Deferred Tax Asset - non-current	205.0	72.5
Other	38.5	37.1
Total	$288.2	$164.3
_______________________________________

(1)	Under two agreements, certain payments accounted for as consideration paid by the Company to a customer and a supplier are being amortized as reductions to net revenues.

12.   Advance Payments
Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement, that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were originally scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing that suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015, and any repayments that

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

otherwise would have become due during such twelve-month period were to offset the purchase price for shipsets 1001 through 1120. On December 21, 2018, the Company signed the 2018 MOA with Boeing that again suspended the advance repayments beginning with line unit 818. The advance repayments will resume at a lower rate of $450,319 per shipset at line number 1135 and continue through line number 1605. As a result of this deferral of repayments, the Company reclassified $108.3 of customer advances from short term to long term as of December 31, 2018. For additional information on the 2018 MOA, see Note 28, Boeing Collective Resolution.

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of December 31, 2018, the amount of advance payments received by us from Boeing and not yet repaid was approximately $233.9.

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

The Company’s long-term debt includes a senior unsecured term loan and senior unsecured notes.  The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	December 31, 2018			December 31, 2017
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior secured term loan A (including current portion)	$204.7	$197.8	(2)	$460.7	$461.9	(2)
Senior unsecured notes due 2021	298.5	292.9	(1)	—	—
Senior unsecured notes due 2022	—	—		294.8	304.6	(1)
Senior unsecured notes due 2023	297.9	297.5	(1)	—	—
Senior unsecured notes due 2026	297.5	274.5	(1)	297.2	301.0	(1)
Senior unsecured notes due 2028	693.5	663.0	(1)	—	—
Total	$1,792.1	$1,725.7		$1,052.7	$1,067.5
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

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps, using Level 2 inputs, was an asset of $2.2 as of December 31, 2018. For the twelve months ended December 31, 2018, the Company recorded a gain related to swap activity of $1.4 to Other (expense) income, net in the Consolidated Statement of Operations.

Foreign Currency Forward Contract
As described further in Note 27, Asco Acquisition, the Company and its wholly-owned subsidiary Spirit AeroSystems Belgium Holdings BVBA (“Spirit Belgium”) entered into a definitive agreement (the “Purchase Agreement”) with certain private sellers pursuant to which Spirit Belgium will purchase all of the issued and outstanding equity of S.R.I.F. N.V., the parent company of Asco Industries N.V. (“Asco”) for $650.0 in cash, subject to certain customary closing adjustments, including foreign currency adjustments. As such, movements in the Euro exchange rates could cause the purchase price to fluctuate, affecting our cash flows.
To reduce the Company's exposure to currency exchange rate fluctuations, the Company entered into foreign currency forward contracts. The objective of these contracts is to minimize the impact of currency exchange rate movements on the Company's cash flows, however the Company has not designated these forward contracts as a hedge and has not applied hedge accounting to them. During the second quarter of 2018, to reduce the Euro exchange rate exposure of the purchase of Asco, the Company entered into a foreign currency forward contract in the amount of $580.0; this foreign currency forward contract was net settled in the third quarter of 2018 and a new contract was entered during the fourth quarter in the amount of $568.3; this contract was net settled and a third contract was entered into with a settlement date in the first quarter of 2019 in the amount of $547.7. The fair value of the foreign currency forward contract, using Level 2 inputs, was an asset of $5.8 as of December 31, 2018. The Company recorded a net loss related to foreign currency forward contract activity of $35.3 for the twelve months ended December 31, 2018 to Other (expense) income, net in the Consolidated Statement of Operations.

15.   Debt
Total debt shown on the balance sheet is comprised of the following:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	December 31, 2018		December 31, 2017
	Current	Noncurrent	Current	Noncurrent
Senior unsecured term loan A	$22.7	$182.0	$24.9	$435.8
Senior notes due 2021	—	298.5	—	—
Senior notes due 2022	—	—	—	294.8
Senior notes due 2023	—	297.9	—	—
Senior notes due 2026	—	297.5	—	297.2
Senior notes due 2028	—	693.5	—	—
Present value of capital lease obligations	7.1	35.3	5.2	33.6
Other	1.6	59.3	1.0	58.5
Total	$31.4	$1,864.0	$31.1	$1,119.9
2018 Credit Agreement
On July 12, 2018, the Company entered into a $1,260.0 senior unsecured Second Amended and Restated Credit Agreement among Spirit, as borrower, the Company, as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein (the “2018 Credit Agreement”), consisting of a $800.0 revolving credit facility (the “2018 Revolver”), a $206.0 term loan A facility (the “2018 Term Loan”) and a $250.0 delayed draw term loan facility (the “Delayed Draw Term Loan”).
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
The Delayed Draw Term Loan was available for Spirit to draw until January 12, 2019. On January 7, 2019, Spirit extended the availability period under the Delayed Draw until April 12, 2019. It may be extended for one additional three-month period, in each instance subject to Spirit’s payment of a fee to the relevant lenders based on the undrawn Delayed Draw Term Loan commitment.
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
In addition to paying interest on outstanding principal under the 2018 Credit Agreement, Spirit is required to pay an unused line fee at a rate per annum equal to the applicable percentage for the applicable pricing tier set forth in the table below under the heading “Commitment Fee” on the unused portion of the commitments under the revolving credit facility. Spirit is required to pay letter of credit fees at a rate per annum equal to the applicable percentage for the applicable pricing tier set forth in the table below under the heading “Letter of Credit Fee” on the amounts available to be drawn under each standby letter of credit. Spirit is also required to pay fronting fees in respect of letters of credit to the issuing banks and customary administrative fees to the administrative agent. At December 31, 2018, Spirit had no letters of credit outstanding. The Company was subject to pricing tier 3 at December 31, 2018.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

As a result of the modification and extinguishment of the Company's prior credit agreement, the Company recognized a loss on extinguishment of $1.1, all of which is reflected within amortization of deferred financing fees on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2018. As of December 31, 2018, the outstanding balance of the 2018 Term Loan was $206.3 and the carrying value was $204.7.

Pricing Tier	Credit Rating (S&P/Moody's)	Commitment Fee	Letter of Credit Fee	Eurodollar Rate Loans	Base Rate Loans
1	≥BBB+/Baa1	0.125%	1.125%	1.125%	0.125%
2	BBB/Baa2	0.150%	1.250%	1.250%	0.250%
3	BBB-/Baa3	0.200%	1.375%	1.375%	0.375%
4	BB+/Ba1	0.250%	1.625%	1.625%	0.625%
5	≤BB/Ba2	0.300%	1.875%	1.875%	0.875%
The 2018 Credit Agreement contains customary affirmative and negative covenants, including restrictions on indebtedness, liens, type of business, acquisitions, investments, sales or transfers of assets, payments of dividends, transactions with affiliates, change in control and other matters customarily restricted in such agreements.
The 2018 Credit Agreement also contains the following financial covenants (as defined in the A&R Credit Agreement):

Interest Coverage Ratio	Shall not be less than 4.0:1.0
Total Leverage Ratio	Shall not exceed 3.5:1.0
As of December 31, 2018, Spirit was and expects to remain in full compliance with all covenants contained within the 2018 Credit Agreement through December 31, 2019.
Senior Notes
2026 Notes. In June 2016, the Company issued $300.0 million in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of December 31, 2018, the outstanding balance of the 2026 Notes was $300.0 million and the carrying value was $297.5 million. The indenture for the 2026 Notes contains covenants that limit Spirit’s, the Company’s and certain of the Company’s subsidiaries’ ability, subject to certain exceptions and qualifications, to create liens without granting equal and ratable liens to the holders of the 2026 Notes and enter into sale and leaseback transactions. These covenants are subject to a number of qualifications and limitations. In addition, the indenture provides for customary events of default.
2022 Notes. On May 22, 2018, the Company commenced an offer to purchase for cash (the “Tender Offer”) any and all of the $300.0 outstanding principal amount of our 5 1/4% Senior Notes due 2022 (the “2022 Notes”). The Tender Offer was made pursuant to an Offer to Purchase dated May 22, 2018, and a related Letter of Transmittal and Notice of Guaranteed Delivery, which set forth the terms and conditions of the Tender Offer in full detail. Under the terms of the Tender Offer, holders of 2022 Notes who validly tendered their notes at or prior to May 29, 2018 received, in whole dollars, $1,028.50 per $1,000 principal amount of Notes tendered. Tendering holders received accrued and unpaid interest from the last applicable interest payment date to, but not including, the settlement date of the Tender Offer.
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
As a result of the extinguishment of the 2022 Notes, the Company recognized a loss on extinguishment of $13.2, all of which is reflected within amortization of deferred financing fees on the Condensed Consolidated Statement of Cash Flows for the twelve months ended December 31, 2018.
New Notes. On May 30, 2018, Spirit entered into an Indenture (the “Indenture”) by and among Spirit, the Company and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee in connection with Spirit’s offering of $300.0 aggregate principal amount of its Senior Floating Rate Notes due 2021 (the “Floating Rate Notes”), $300.0 aggregate principal amount of

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

its 3.950% Senior Notes due 2023 (the “2023 Notes”) and $700.0 aggregate principal amount of its 4.600% Senior Notes due 2028 (the “2028 Notes” and, together with the Floating Rate Notes and the 2023 Notes, the “New Notes”). The Company guaranteed Spirit’s obligations under the Notes on a senior unsecured basis (the “Guarantees”).
The Floating Rate Notes bear interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. The 2023 Notes bear interest at a rate of 3.950% per annum and mature on June 15, 2023. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2023 Notes and 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $300.0, $300.0, and $700.0 as of December 31, 2018, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $298.5, $297.9, and $693.5 as of December 31, 2018, respectively.
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
As of December 31, 2018, we were and expect to remain in full compliance with all covenants contained in the indentures governing the 2021 Notes, 2023 Notes, 2026 Notes, and the 2028 Notes through December 31, 2019.

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
The collective bargaining agreement with the International Union, Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) requires the Company to contribute a specified amount per hour of service to the IAM National Pension Fund. The specified amount was $1.65 in 2018. Per the negotiated UAW collective bargaining agreement, the pension contributions, in whole dollars, will be as follows:
Effective 1/1/2018 — $1.65
Effective 1/1/2019 — $1.70
Effective 1/1/2020 - 2025 — $1.75
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

The following table summarizes the multi-employer plan to which the Company contributes:

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

		Pension Protection Act Zone Status							Expiration Date of Collective- Bargaining Agreement
				FIP/RP Status Pending/ Implemented	Contributions of the Company
	EIN/Pension Plan Number							Surcharge Imposed
Pension Fund		2017	2018		2016	2017	2018
IAM National Pension Fund	51-60321295	Green	Green	No	$26.9	$30.3	$35.0	No	IAM June 27, 2020 UAW December 7, 2025
Pension Fund	Year Company Contributions to Plan Exceeded More Than 5 Percent of Total Contributions (as of December 31 of the Plan’s Year-End)
IAM National Pension Fund	2016, 2017, 2018
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
The Company recorded $35.1, $33.6, and $33.8 in contributions to these plans for the twelve months ended December 31, 2018, 2017, and 2016, respectively.
On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined contribution pension plan for those employees who are hired after the date of acquisition. Under the plan, the Company contributes 8% of base salary while participating employees are required to contribute 4% of base salary. The Company recorded $6.8 in contributions to this plan for the period ended December 31, 2018, $5.4 in contributions for the period ended December 31, 2017 and $3.8 in contributions for the period ended December 31, 2016.
Defined Benefit Pension Plans
Effective June 17, 2005, pension assets and liabilities were spun-off from three Boeing qualified plans into four qualified Spirit plans for each Spirit employee who did not retire from Boeing by August 1, 2005. Effective December 31, 2005, all four qualified plans were merged together. In addition, Spirit has one nonqualified plan providing supplemental benefits to executives who transferred from a Boeing nonqualified plan to a Spirit plan and elected to keep their benefits in this plan. Both plans are frozen as of the date of the Boeing Acquisition (i.e., no future service benefits are being earned in these plans). The Company intends to fund its qualified pension plan through a trust. Pension assets are placed in trust solely for the benefit of the pension plans’ participants and are structured to maintain liquidity that is sufficient to pay benefit obligations.
On April 1, 2006, as part of the acquisition of BAE Aerostructures, the Company established a defined benefit pension plan for those employees that had pension benefits remaining in BAE Systems’ pension plan.  In accordance with U.K. legislation, the plan and its assets are managed by an independent trustee company.  The investment strategy adopted by this trustee is documented in a Statement of Investment Principles in line with U.K. legislation. The principles for the investment strategy are to maximize the long-term rate of return on plan assets within an acceptable level of risk while maintaining adequate funding levels. The trustee has invested the plan assets in pooled arrangements with authorized investment companies that were selected to be consistent with the plan's overall investment principles and strategy. Effective December 31, 2013, the U.K. pension plan was closed and benefits were frozen and thereafter subject only to statutory pension revaluation.
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
Obligations and Funded Status
The following tables reconcile the funded status of both pension and post-retirement medical benefits to the balance on the balance sheets for the fiscal years 2018 and 2017. Benefit obligation balances presented in the tables reflect the projected benefit obligation and accumulated benefit obligation for the Company’s pension plans, and accumulated post-retirement benefit

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

obligations for the Company’s post-retirement medical plan. The Company uses an end of fiscal year measurement date of December 31 for the Company's U.S. pension and post-retirement medical plans.

	Pension Benefits		Other Post-Retirement Benefits
	Periods Ended December 31,		Periods Ended December 31,
U.S. Plans	2018	2017	2018	2017
Change in projected benefit obligation:
Beginning balance	$1,084.4	$1,036.0	$47.2	$51.5
Service cost	—	—	1.1	1.2
Employee contributions	—	—	1.0	1.1
Interest cost	34.7	35.6	1.0	1.2
Actuarial losses (gains)	(91.7)	80.0	(2.4)	1.0
Special Termination Benefits	—	—	—	—
Plan Amendments	—	—	—	—
Benefits paid	(30.4)	(67.2)	(7.6)	(8.8)
Projected benefit obligation at the end of the period	$997.0	$1,084.4	$40.3	$47.2
Assumptions used to determine benefit obligation:
Discount rate	4.21%	3.59%	3.74%	3.03%
Rate of compensation increase	N/A	N/A	N/A	N/A
Medical assumptions:
Trend assumed for the year	N/A	N/A	6.24%	6.59%
Ultimate trend rate	N/A	N/A	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	2038	2038
Change in fair value of plan assets:
Beginning balance	$1,410.3	$1,302.9	$—	$—
Actual (loss) return on assets	(77.1)	174.5	—	—
Employer contributions to plan	0.1	0.1	6.6	7.7
Employee contributions to plan	—	—	1.0	1.1
Benefits paid	(30.5)	(67.2)	(7.6)	(8.8)
Expenses paid	—	—	—	—
Ending balance	$1,302.8	$1,410.3	$—	$—
Reconciliation of funded status to net amounts recognized:
Funded status (deficit)	$305.8	$325.9	$(40.3)	$(47.2)
Net amounts recognized	$305.8	$325.9	$(40.3)	$(47.2)
Amounts recognized in the balance sheet:
Noncurrent assets	$307.0	$327.2	$—	$—
Current liabilities	—	—	(6.9)	(7.7)
Noncurrent liabilities	(1.2)	(1.3)	(33.4)	(39.5)
Net amounts recognized	$305.8	$325.9	$(40.3)	$(47.2)
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive (loss) income	$(141.9)	$(89.6)	$27.5	$28.3
Cumulative employer contributions in excess of net periodic benefit cost	447.7	415.5	(67.8)	(75.5)
Net amount recognized in the balance sheet	$305.8	$325.9	$(40.3)	$(47.2)
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$1.2	$1.3	$40.3	$47.2
Accumulated benefit obligation	1.2	1.3	—	—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2018	2017
Change in projected benefit obligation:
Beginning balance	$76.9	$82.1
Service cost	1.3	1.3
Interest cost	1.7	2.0
Actuarial (gains) losses	(6.9)	(1.1)
Benefits paid	(0.6)	(0.8)
Expense paid	(1.3)	(1.3)
Plan settlements	(7.5)	(12.5)
Exchange rate changes	(3.7)	7.2
Projected benefit obligation at the end of the period	$59.9	$76.9
Assumptions used to determine benefit obligation:
Discount rate	3.00%	2.60%
Rate of compensation increase	3.40%	3.35%
Change in fair value of plan assets:
Beginning balance	$96.8	$96.2
Actual (loss) return on assets	(3.0)	8.7
Company contributions	1.7	—
Plan settlements	(9.1)	(14.7)
Expenses paid	(1.3)	(1.3)
Benefits paid	(0.6)	(0.8)
Exchange rate changes	(4.9)	8.7
Ending balance	$79.6	$96.8
Reconciliation of funded status to net amounts recognized:
Funded status	19.7	19.9
Net amounts recognized	$19.7	$19.9
Amounts recognized in the balance sheet:
Noncurrent assets	$19.7	$19.9
Noncurrent liabilities	—	—
Net amounts recognized	$19.7	$19.9
Amounts not yet reflected in net periodic benefit cost and included in AOCI:
Accumulated other comprehensive income (loss)	3.1	4.3
Prepaid pension cost	16.6	15.6
Net amount recognized in the balance sheet	$19.7	$19.9
Information for pension plans with benefit obligations in excess of plan assets:
Projected benefit obligation	$—	$—
Accumulated benefit obligation	—	—
Fair value of assets	$—	$—

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Annual Expense
The components of pension and other post-retirement benefit plans expense for the U.S. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2018, 2017, and 2016 are as follows:

	Pension Benefits			Other Post-Retirement Benefits
	Periods Ended December 31,			Periods Ended December 31,
U.S. Plans	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost (income):
Service cost	$—	$—	$—	$1.1	$1.2	$1.8
Interest cost	34.7	35.7	42.7	1.1	1.2	2.1
Expected return on plan assets	(66.9)	(69.8)	(74.9)	—	—	—
Amortization of net loss	—	—	5.7	(2.3)	(2.2)	—
Amortization of prior service costs	—	—	—	(0.9)	(0.9)	(0.9)
Special Termination Benefits	—	—	23.6	—	—	3.1
Net periodic benefit (income) cost	(32.2)	(34.1)	(2.9)	(1.0)	(0.7)	6.1
Other changes recognized in OCI:
Total recognized in OCI (income) loss	$52.3	$(24.8)	$(31.8)	$0.8	$4.2	$(23.0)
Total recognized in net periodic benefit cost and OCI	$20.1	$(58.9)	$(34.7)	$(0.2)	$3.5	$(16.9)
Assumptions used to determine net periodic benefit costs:
Discount rate	3.59%	4.15%	4.38%	3.03%	3.21%	3.43%
Expected return on plan assets	4.80%	5.50%	6.00%	N/A	N/A	N/A
Salary increases	N/A	N/A	N/A	N/A	N/A	N/A
Medical Assumptions:
Trend assumed for the year	N/A	N/A	N/A	6.59%	6.93%	7.27%
Ultimate trend rate	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that ultimate trend rate is reached	N/A	N/A	N/A	2038	2038	2038
The estimated net gain that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year is $1.7 for Pension Benefits and $3.4 for Other Post-Retirement Benefits plans.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The components of the pension benefit plan expense for the U.K. plans and the assumptions used to determine benefit obligations for each of the periods ended December 31, 2018, 2017, and 2016 are as follows:

	Pension Benefits
	Periods Ended December 31,
U.K. Plans	2018	2017	2016
Components of net periodic benefit cost (income):
Service cost	$1.3	$1.3	$1.0
Interest cost	1.7	2.0	2.9
Expected return on plan assets	(2.8)	(2.9)	(3.6)
Settlement gain	(0.4)	(0.3)	—
Net periodic benefit cost (income)	$(0.2)	$0.1	$0.3
Other changes recognized in OCI:
Total (income) recognized in OCI	$(0.5)	$(6.7)	$(4.6)
Total recognized in net periodic benefit cost and OCI	$(0.7)	$(6.6)	$(4.3)
Assumptions used to determine net periodic benefit costs:
Discount rate	2.60%	2.70%	4.00%
Expected return on plan assets	3.10%	3.20%	4.30%
Salary increases	3.35%	3.20%	3.10%
The estimated net (gain) loss that will be amortized from other comprehensive income into net periodic benefit cost over the next fiscal year for the U.K. plan is zero.
As described in Note 3, Summary of Significant Accounting Policies, the adoption of ASU 2017-07 in 2018 requires the Company to record only the service component of net periodic benefit cost in operating profit and the non-service components of net periodic benefit cost (i.e., interest cost, expected return on plan assets, amortization of prior service cost, special termination benefits, and net actuarial gains or losses) as part of non-operating income. Results for periods ended December 31, 2017 and December 31, 2016 have been adjusted to reflect this accounting change.
Assumptions
The Company sets the discount rate assumption annually for each of its retirement-related benefit plans as of the measurement date, based on a review of projected cash flow and a long-term high-quality corporate bond yield curve. The discount rate determined on each measurement date is used to calculate the benefit obligation as of that date, and is also used to calculate the net periodic benefit (income)/cost for the upcoming plan year. During 2015, the mortality assumption for the U.S. plans was updated to Mercer’s MRP-2007 generational mortality tables for non-annuitants and Mercer’s MILES-2010 generational tables for the Auto, Industrial Goods and Transportation group for annuitants both reflecting Mercer’s MMP-2007 improvement scale. In 2018, the Company incorporated the MMP-2018 improvement scale. MMP-2018 is a Mercer-developed scale that uses the same basic model as the Society of Actuaries MP-2018 scale, but with different parameters and adjustments for actual experience since 2006. A blue collar adjustment is reflected for the hourly union participants and a white collar adjustment is reflected for all other participants. Actuarial gains and losses are amortized using the corridor method over the average working lifetimes of active participants/membership.
The pension expected return on assets assumption is derived from the long-term expected returns based on the investment allocation by class specified in the Company's investment policy. The expected return on plan assets determined on each measurement date is used to calculate the net periodic benefit (income)/cost of the upcoming plan year.
Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. To determine the health care cost trend rates the Company considers national health trends and adjusts for its specific plan design and locations. The trend and aging assumptions were updated during 2016 to reflect more current trends. These assumptions were reviewed in 2018, and it was determined they were still reasonable and therefore were unchanged.
A one-percentage point increase in the initial through ultimate assumed health care trend rates would have increased the accumulated post-retirement benefit obligation by $1.8 at December 31, 2018 and the aggregate service and interest cost components

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

of non-pension post-retirement benefit expense for 2018 by $0.1. A one-percentage point decrease would have decreased the obligation by $1.7 and the aggregate service and interest cost components of non-pension post-retirement benefit expense for 2018 by $0.1.
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
The Company’s plans have asset allocations for the U.S., as of December 31, 2018 and December 31, 2017, as follows:

	2018	2017
Asset Category — U.S.
Equity securities — U.S.	24%	24%
Equity securities — International	3%	4%
Debt securities	71%	70%
Real estate	2%	2%
Total	100%	100%
U.K. Plans
The Trustee’s investment objective is to ensure that they can meet their obligation to the beneficiaries of the Plan. An additional objective is to achieve a return on the total Plan, which is compatible with the level of risk considered appropriate. The overall benchmark allocation of the Plan’s assets is:

Equity securities	35%
Debt securities	60%
Property	5%
The Company’s plans have asset allocations for the U.K., as of December 31, 2018 and December 31, 2017, as follows:

	2018	2017
Asset Category — U.K.
Equity securities	36%	36%
Debt securities	60%	58%
Other	4%	6%
Total	100%	100%
Projected contributions and benefit payments

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Required pension contributions under Employee Retirement Income Security Act (ERISA) regulations are expected to be zero in 2019 and discretionary contributions are not expected in 2019. SERP and post-retirement medical plan contributions in 2019 are not expected to exceed $6.9. Expected contributions to the U.K. plan for 2019 are $1.7.
The Company monitors its defined benefit pension plan asset investments on a quarterly basis and believes that the Company is not exposed to any significant credit risk in these investments.
The total benefits expected to be paid over the next ten years from the plans' assets or the assets of the Company, by country, are as follows:

U.S.	Pension Plans	Other Post-Retirement Benefit Plans
2019	$36.7	$6.9
2020	$40.4	$5.9
2021	$44.2	$5.0
2022	$48.1	$4.6
2023	$51.4	$4.6
2024-2028	$297.3	$17.5

U.K.	Pension Plans
2019	$0.6
2020	$0.6
2021	$0.6
2022	$0.7
2023	$0.7
2024-2028	$3.6
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
Collective Investment Trusts — These investments are public investment vehicles valued using market prices and performance of the fund. The trust allocates notional units to the policy holder based on the underlying notional unit buy (offer) price using the middle market price plus transaction costs. These investments are classified within level 2 of the valuation hierarchy. In addition, the collective investment trust includes a real estate fund, which is classified within level 3 of the valuation hierarchy.
Commingled Equity and Bond Funds — These investments are valued at the closing price reported by the Plan Trustee. These investments are not being traded in an active market, but are backed by various investment securities managed by the Bank of New York. Fair value is being calculated using inputs that rely on the Bank of New York’s own assumptions, which are based on underlying investments that are traded on an active market and classified within level 2 of the valuation hierarchy.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

As of December 31, 2018 and December 31, 2017, the pension plan assets measured at fair value on a recurring basis were as follows:

		At December 31, 2018 Using
Description	December 31, 2018 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$0.2	$0.2	$—	$—
Collective Investment Trusts	79.4	—	76.2	3.2
Commingled Equity and Bond Funds	1,302.8	—	1,302.8	—
	$1,382.4	$0.2	$1,379.0	$3.2

		At December 31, 2017 Using
Description	December 31, 2017 Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Temporary Cash Investments	$0.3	$0.3	$—	$—
Collective Investment Trusts	96.5	—	90.6	5.9
Commingled Equity and Bond Funds	1,410.3	—	1,410.3	—
	$1,507.1	$0.3	$1,500.9	$5.9
The table below sets forth a summary of changes in the fair value of the Plan’s level 3 investment assets and liabilities for the years ended December 31, 2018 and December 31, 2017:

	December 31, 2018
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$5.9	$—	$0.3	$(2.8)	$(0.2)	$3.2
	$5.9	$—	$0.3	$(2.8)	$(0.2)	$3.2

	December 31, 2017
Description	Beginning Fair Value	Purchases	Gain (Loss)	Sales, Maturities, Settlements, Net	Exchange rate	Ending Fair Value
Collective Investment Trusts	$4.8	$—	$0.6	$—	$0.5	$5.9
	$4.8	$—	$0.6	$—	$0.5	$5.9

17.   Capital Stock
Holdings has authorized 210,000,000 shares of stock. Of that, 200,000,000 shares are Common Stock, par value $0.01 per share, one vote per share and 10,000,000 shares are preferred stock, par value $0.01 per share.
In association with the Boeing Acquisition, Spirit executives with balances in Boeing’s Supplemental Executive Retirement Plan (“SERP”) were authorized to purchase a fixed number of units of Holdings “phantom stock” at $3.33 per unit based on the present value of their SERP balances. Under this arrangement, 860,244 phantom units were purchased. Any payment on account of units may be made in cash or shares of Common Stock at the sole discretion of Holdings. The balance of SERP units was 47,487 and 47,487 as of December 31, 2018 and December 31, 2017, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Repurchases of Common Stock
During the period ended December 31, 2017, the Company repurchased 7.5 million shares of its Common Stock for $502.1.
During the period ended December 31, 2018, the Company repurchased 9.3 million shares of its Common Stock for $800.0.

18.   Stock Compensation
Holdings has established the stockholder-approved 2014 Omnibus Incentive Plan, as amended (the “Omnibus Plan”) to grant cash and equity awards to certain individuals. Compensation values are based on the value of Holdings’ Common Stock on the grant date, which is added to equity and charged to period expense.
Holdings has recognized a net total of $27.4, $22.1, and $42.5 of stock compensation expense for the periods ended December 31, 2018, 2017, and 2016, respectively. Stock compensation expense is charged in its entirety directly to selling, general and administrative expense.
Short-Term Incentive Plan
The Short-Term Incentive Program under the Omnibus Plan enables eligible employees to receive incentive benefits in the form of cash as determined by the Compensation Committee.
Board of Directors Stock Awards
The Company’s Omnibus Plan provides non-employee directors the opportunity to receive grants of restricted shares of Common Stock, or Restricted Stock Units (“RSUs”) or a combination of both Common Stock and RSUs. The Common Stock grants and RSU grants vest one year from the grant date subject to the directors compliance with the one-year service condition; however, the RSU grants are not payable until the director’s separation from service. The Board of Directors is authorized to make discretionary grants of shares or RSUs from time to time. Compensation values are based on the value of Holdings’ Common Stock on the grant date, which is added to equity and charged to period expense or included in inventory and cost of sales.
The Company expensed a net amount of $1.3, $1.0, and $1.2 for the restricted shares of Common Stock and RSUs for the periods ended December 31, 2018, 2017, and 2016, respectively. The Company’s unamortized stock compensation related to these restricted shares of Common Stock and RSUs is $0.6, which will be recognized over a weighted average remaining period of 5 months. The intrinsic value of the unvested restricted shares of Common Stock and RSUs, based on the value of the Company's stock at December 31, 2018, was $1.2, based on the value of the Company’s Common Stock and the number of unvested shares of restricted Common Stock and RSUs.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following table summarizes grants of restricted Common Stock and RSUs to members of the Company’s Board of Directors for the periods ended December 31, 2018, 2017, and 2016:

	Shares	Value(1)
	Class A	Class A
	(Thousands)
Board of Directors Stock Grants
Nonvested at December 31, 2015	21	$1.1
Granted during period	26	1.2
Vested during period	(21)	(1.1)
Forfeited during period	—	—
Nonvested at December 31, 2016	26	1.2
Granted during period	24	1.2
Vested during period	(26)	(1.2)
Forfeited during period	—	—
Nonvested at December 31, 2017	24	1.2
Granted during period	17	1.4
Vested during period	(19)	(1.0)
Forfeited during period	—	—
Nonvested at December 31, 2018	22	$1.6
_______________________________________

(1)	Value represents grant date fair value.
Long-Term Incentive Awards
Holdings has established the Long-Term Incentive Plan (the “LTIP”) under the Omnibus Plan to grant equity awards to certain employees. Generally, specified employees are entitled to receive a long-term incentive award that, for the 2018 year, consisted of the following:

•
60% of the award consisted of time-based, service-condition restricted Common Stock that vests in equal installments over a three-year period (the “RS Award”). Values for these awards are based on the value of Common Stock on the grant date.

•
20% of the award consisted of performance-based, market-condition restricted Common Stock that vests on the three-year anniversary of the grant date contingent upon TSR compared to the Company’s peers (the “TSR Award”). Values for these awards are initially measured on the grant date using estimated payout levels derived from a Monte Carlo valuation model.

•
20% of the award consisted of performance-based, (performance-condition) restricted Common Stock that vests on the three-year anniversary of the grant date contingent upon the Company’s cumulative three-year free cash flow as a percentage of the Company’s cumulative three-year revenues meeting certain pre-established goals (the “FCF Percentage Award”). Values for these awards are based on the dividend adjusted value of Common Stock on the grant date.

For the twelve months ended December 31, 2018, 295,482 shares of Common Stock with an aggregate grant date fair value of $25.6 were granted as RS Awards under the Company's LTIP. In addition, 156,279 shares of Common Stock with an aggregate grant date fair value of $14.1 were granted as TSR Awards and FCF Percentage Awards under the Company’s LTIP.
For the twelve months ended December 31, 2017, 352,043 shares of Common Stock with an aggregate grant date fair value of $20.4 were granted as RS Awards under the Company's LTIP. In addition, 292,160 shares of Common Stock with an aggregate grant date fair value of $15.0 were granted as TSR Awards under the Company’s LTIP. Additionally, 422,422 shares of Common Stock with an aggregate grant date fair value of $14.9 awarded under the Company’s LTIP vested during the twelve months ended 2017.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

For the twelve months ended December 31, 2016, 623,620 shares of Common Stock with an aggregate grant date fair value of $27.4 were granted as RS Awards under the Company’s LTIP. In addition, 206,132 shares of Common Stock with an aggregate grant date fair value of $10.9 were granted as TSR Awards under the Company’s LTIP. Additionally, 503,543 shares of Common Stock with an aggregate grant date fair value of $14.9 awarded under the Company’s LTIP vested during the twelve months ended 2016.
The Company expensed a net total of $26.1, $21.1, and $41.3 for share of Common Stock issued under the LTIP for the twelve month periods ended December 31, 2018, 2017, and 2016, respectively.
The Company’s unamortized stock compensation related to these unvested shares of Common Stock is $32.1, which will be recognized over a weighted average remaining period of 1.8 years. The intrinsic value of the unvested shares of Common Stock issued under the LTIP at December 31, 2018 was $80.0, based on the value of the Company’s Common Stock and the number of unvested shares.
The following table summarizes the activity of the restricted shares under the LTIP for the twelve month periods ended December 31, 2018, 2017, and 2016:

	Shares	Value(1)
	Common Stock	Common Stock
	(Thousands)
Long-Term Incentive Plan/Long-Term Incentive Award under Omnibus Plan
Nonvested at December 31, 2015	1,837	$64.4
Granted during period	830	38.3
Vested during period	(830)	(24.5)
Forfeited during period	(280)	(10.9)
Nonvested at December 31, 2016	1,557	67.3
Granted during period	644	35.5
Vested during period	(655)	(25.0)
Forfeited during period	(93)	(4.4)
Nonvested at December 31, 2017	1,453	73.4
Granted during period	451	39.7
Vested during period	(465)	(24.1)
Forfeited during period	(48)	(3.0)
Nonvested at December 31, 2018	1,391	$86.0
_______________________________________

(1)	Value represents grant date fair value.

19.   Income Taxes
The following summarizes pretax income:

	2018	2017	2016
U.S.	$655.0	$426.6	$593.3
International	101.2	108.0	67.2
Total (before equity earnings)	$756.2	$534.6	$660.5

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The tax provision contains the following components:

	2018	2017	2016
Current
Federal	$159.4	$107.3	$158.0
State	4.1	0.7	3.6
Foreign	11.4	20.0	29.2
Total current	$174.9	$128.0	$190.8
Deferred
Federal	$(27.8)	$53.6	$20.0
State	(12.8)	(0.2)	(1.0)
Foreign	5.5	(1.4)	(17.7)
Total deferred	(35.1)	52.0	1.3
Total tax provision	$139.8	$180.0	$192.1

The income tax provision from operations differs from the tax provision computed at the U.S. federal statutory income tax rate due to the following:

	2018		2017		2016
Tax at U.S. Federal statutory rate	$158.8	21.0%	$187.1	35.0%	$231.2	35.0%
State income taxes, net of Federal benefit	18.1	2.4	8.8	1.6	11.6	1.8
State income tax credits, net of Federal benefit	(22.7)	(3.0)	(9.7)	(1.8)	(9.4)	(1.4)
Foreign rate differences	(6.2)	(0.8)	(20.6)	(3.8)	(13.5)	(2.0)
Research and Experimentation	(5.4)	(0.7)	(2.6)	(0.5)	(3.6)	(0.6)
Domestic Production Activities Deduction	—	—	(7.1)	(1.3)	(16.4)	(2.5)
Interest on assessments	—	—	(0.1)	—	0.6	0.1
Excess tax benefits	(4.0)	(0.5)	(4.8)	(0.9)	(4.6)	(0.7)
Non-deductible expenses	4.6	0.6	2.4	0.5	1.0	0.1
Transition Tax	(5.4)	(0.7)	44.9	8.4	—	—
Re-measurement of Deferred Taxes	—	—	(16.2)	(3.0)	—	—
Other	2.0	0.2	(2.1)	(0.5)	(4.8)	(0.7)
Total provision for income taxes	$139.8	18.5%	$180.0	33.7%	$192.1	29.1%

On December 22, 2017, President Trump signed into law legislation referred to as the Tax Cuts and Jobs Act (the “TCJA”), significantly changing U.S. income tax law. Substantially all of the provisions of the TCJA are effective for taxable years beginning after December 31, 2017. The staff of the SEC recognized the complexity of reflecting the impacts of the TCJA and on December 22, 2017 issued Staff Accounting Bulletin 118 (“SAB 118”), which clarified accounting for income taxes under ASC 740 for information that was not yet available or complete and provided for up to a one year period in which to complete the required analyses and accounting (the “measurement period”).

In 2017 and the first nine months of 2018, the Company recorded provisional amounts for certain enactment-date effects of the TCJA by applying the guidance in SAB 118 because the enactment-date accounting for these effects had not yet been completed. In 2018 and 2017, the Company recorded tax expense related to the enactment-date effects of the TCJA that included recording the one-time transition tax liability related to undistributed earnings of certain foreign subsidiaries that were not previously taxed and adjusting deferred tax assets and liabilities for the changes in the federal tax rate.

Foreign tax effects. The one-time transition tax is based on total post-1986 earnings and profits (E&P) that were previously deferred from US income taxes. The Company recorded a provisional amount for the one-time transition tax liability for all of our

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

operating foreign subsidiaries, resulting in income tax expense of $44.9, including the anticipated state income tax effect, as of December 31, 2017. Upon further analysis of the TCJA and Notices and regulations issued and proposed by the U.S. Department of the Treasury and the Internal Revenue Service (the “IRS”) and discussions with the IRS during the audit of our 2017 tax return, the Company finalized its calculations of the transition tax liability during 2018. The transition tax liability, as filed on the 2017 federal income tax return and agreed to by the IRS, was $39.5. The Company decreased its December 31, 2017 provisional amount by $5.4 during 2018, which is included as a component of income tax expense from continuing operations. Although Congressional intent and the statutory language were clear that the transition tax could be paid over a period of eight years and the Company properly elected to pay the transition tax liability over a period of eight years on our timely filed 2017 federal income tax return, IRS guidance published in April of 2018 indicated that taxpayers in a net overpayment position would have all overpayments applied to successive installments of the transition tax liability. Legislative proposals were passed in the U.S. House of Representatives in late December 2018 to correct the application of this IRS guidance, however there has been no action in the U.S. Senate to pass legislation addressing this issue. As a result of the overpayment from 2017, our net remaining liability related to the transition tax is $3.7, which will be paid within the period provided in the TCJA.

Deferred tax assets and liabilities. As of December 31, 2017, the Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future (which was generally 21%), by recording a provisional tax benefit of $16.2. Upon further analysis during the measurement period, no material adjustments were required to the provisional tax benefit recorded in 2017.

The TCJA introduces a tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries for years ending after December 31, 2017. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. At December 31, 2018, the Company has elected to account for GILTI in the year the tax is incurred and have recorded $1.8 of GILTI tax expense, which is included as a component of income tax expense from continuing operations.
Significant tax effected temporary differences comprising the net deferred tax asset are as follows:

	2018	2017
Long-term contracts	$210.2	$69.0
Post-retirement benefits other than pensions	9.5	11.2
Pension and other employee benefit plans	(60.4)	(65.1)
Employee compensation accruals	36.1	33.8
Depreciation and amortization	(115.1)	(104.4)
Inventory	0.5	1.9
State income tax credits	94.1	89.8
Accruals and reserves	46.2	58.3
Deferred production	(1.8)	(1.7)
Net operating loss carryforward	0.4	0.3
Other	(2.3)	(5.9)
Net deferred tax asset	217.4	87.2
Valuation allowance	(13.2)	(15.0)
Net deferred tax asset	$204.2	$72.2
Deferred tax detail above is included in the balance sheet and supplemental information as follows:

	2018	2017
Non-current deferred tax assets	205.0	72.5
Non-current deferred tax liabilities	(0.8)	(0.3)
Net non-current deferred tax assets	$204.2	$72.2
Total deferred tax asset	$204.2	$72.2

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

The following is a roll forward of the deferred tax valuation allowance at December 31, 2018, 2017 and 2016:

Deferred Tax Asset Valuation Allowance	2018	2017	2016
Balance, January 1	$15.0	$13.5	$15.1
U.S. deferred tax asset	—	—	—
Income tax credits	(2.2)	1.6	(0.9)
Depreciation and amortization	0.1	0.1	(0.1)
Long-term contracts	—	—	—
Other	0.3	(0.2)	(0.6)
Balance, December 31	$13.2	$15.0	$13.5
A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, we assess all available positive and negative evidence. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified.
The Company continues to maintain $13.2 in valuation allowances primarily against separate company North Carolina income tax credit deferred tax assets. It is the Company's opinion that none of these North Carolina state income tax credits will be utilized before they expire and a $12.0 valuation allowance is recorded against the deferred tax asset.

Certain provisions within the TCJA effectively transition the U.S. to a territorial system and eliminates deferral on U.S. taxation for certain amounts of income which is not taxed at a minimum level. At this time, we continue to maintain that earnings of all foreign operating subsidiaries are indefinitely invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings to fund working capital requirements, service existing obligations, and invest in efforts to secure future business. As a result, no additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities.

To the extent cash in excess of the needs identified above are generated from a key international operating subsidiary and a dividend is declared, we have completed analysis regarding potential dividend withholding taxes and anticipate that any associated withholding taxes would be immaterial based upon current law. Determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable at this time.
The beginning and ending unrecognized tax benefits reconciliation is as follows:

	2018	2017	2016
Beginning balance	$6.7	$6.3	$6.2
Gross increases related to current period tax positions	—	—	—
Gross increases related to prior period tax positions	0.5	0.4	0.1
Gross decreases related to prior period tax positions	—	—	—
Statute of limitations' expiration	—	—	—
Settlements	—	—	—
Ending balance	$7.2	$6.7	$6.3
Included in the December 31, 2018 balance was $5.7 in unrecognized tax benefits which, if ultimately recognized, will reduce the Company's effective tax rate. The Internal Revenue Service's examination of the Company's 2017 U.S. Federal income tax return is substantially complete. The Company will continue to participate in the Compliance Assurance Process ("CAP") program for its 2018 and 2019 tax years. The CAP program's objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination. The Directorate General of Public Finance completed its examination of our 2015 France income tax return and the statute of limitations has lapsed on our 2016 U.K. tax return. While a change could

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

result from the ongoing examinations, the Company expects no material change in its recorded unrecognized tax liability in the next 12 months.
The Company reports interest and penalties, if any, related to unrecognized tax benefits in the income tax provision. As of December 31, 2018, and December 31, 2017, there was no accrued interest on the unrecognized tax benefit liability included in the balance sheets and there was no impact of interest on the Company’s unrecognized tax benefit liability during 2018 and 2017.
The Company continues to operate under a tax holiday in Malaysia effective through September 2024. In 2014, the Company received formal approval of the tax holiday from the Malaysian tax authorities, with conditional renewals once every five years beginning in September 2014. The Company expects to meet the requirements for the conditional renewals. The Company’s 2018 income tax expense reflects $5.0 of Malaysia tax holiday benefit for the year ended December 31, 2018.
At December 31, 2018, the Company had total North Carolina state net operating loss carryforwards of $16.0 which begin to expire in 2026.
Included in the deferred tax assets at December 31, 2018 are $68.8 in Kansas High Performance Incentive Program ("HPIP") Credit, $10.0 in Kansas Research & Development ("R&D") Credit, and $3.3 in Kansas Business and Jobs Development Credit, totaling $82.1 in gross Kansas state income tax credit carryforwards, net of federal benefit. The HPIP Credit provides a 10% investment tax credit for qualified business facilities located in Kansas for which $8.0 expires in 2029, $10.8 expires in 2030, $6.4 expires in 2031, $10.8 expires in 2032, $11.3 expires in 2033, and $21.5 expires in 2034. The R&D Credit provides a credit for qualified research and development expenditures conducted within Kansas. This credit can be carried forward indefinitely. The Business and Jobs Development Credit provides a tax credit for increased employment in Kansas. This credit can be carried forward indefinitely.
The Company had $13.3 and $27.1 of income tax receivable as of December 31, 2018 and December 31, 2017, respectively, which is reflected within other current assets on the balance sheet. The Company had $3.7 of non-current income tax payable as of December 31, 2018, which is reflected within other liabilities on the balance sheet.

20.   Equity
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
The maximum number of shares of the Company's Common Stock that may be purchased under the ESPP will be 1,000,000 shares, subject to adjustment for stock dividends, stock splits or combinations of shares of the Company's stock. The per-share purchase price for the Company's Common Stock purchased under the ESPP is 95% of the fair market value of a share of such stock on the last day of the offering period.
Dividends
The Company paid cash dividends of $0.12 per share of Common Stock in the second, third, and fourth quarters in 2018. The Company paid a cash dividend of $0.10 per share of Common Stock in the first quarter of 2018. The total amount of dividends paid during 2018 was $48.0. On January 23, 2018, the Company announced that its Board of Directors declared a $0.12 per share quarterly cash dividend on the outstanding Common Stock of the Company payable on April 9, 2019 to stockholders of record at the close of business on March 19, 2019. Any future determination to continue to pay dividends will be at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions, including the requirements of financing agreements to which we may be a party. No assurance can be given that cash dividends will continue to be declared and paid at historical levels or at all.
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
The following table sets forth the computation of basic and diluted earnings per share:

	For the Twelve Months Ended
	December 31, 2018			December 31, 2017			December 31, 2016
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Income available to common shareholders	$616.5	108.0	$5.71	$354.7	116.8	$3.04	$469.4	126.1	$3.72
Income allocated to participating securities	0.5	0.1		0.2	0.1		0.3	0.1
Net income	$617.0			$354.9			$469.7
Diluted potential common shares		1.0			1.0			0.8
Diluted EPS
Net income	$617.0	109.1	$5.65	$354.9	117.9	$3.01	$469.7	127.0	$3.70
Included in the outstanding common shares were 1.4 million, 1.5 million and 1.6 million of issued but unvested shares at December 31, 2018, 2017 and 2016, respectively, which are excluded from the basic EPS calculation.
Accumulated Other Comprehensive Loss
Accumulated Other Comprehensive Loss, net of tax, is summarized by component as follows:

	December 31, 2018	December 31, 2017
Pension	$(116.7)	$(75.9)
SERP/ Retiree medical	17.2	17.7
Foreign currency impact on long term intercompany loan	(17.4)	(14.2)
Currency translation adjustment	(79.7)	(56.1)
Total accumulated other comprehensive loss	$(196.6)	$(128.5)

Amortization of the pension plans’ net loss reclassified from accumulated other comprehensive loss and realized into costs of sales and selling, general and administrative on the consolidated statements of operations was $0.3, $0.3 and 5.7 for the twelve months ended December 31, 2018, 2017 and 2016, respectively.
Noncontrolling Interest
Noncontrolling interest at December 31, 2018 remained unchanged from the prior year at $0.5.
Repurchases of Common Stock
The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of December 31, 2018, no treasury shares have been reissued or retired.
On January 27, 2016, the Company announced that its Board of Directors authorized an additional new share repurchase program for the purchase of up to $600.0 of Common Stock (the “2016 Share Repurchase Program”). During the period ended December 31, 2016, the Company repurchased 14.2 million shares of its Common Stock for $649.6, which consisted of the remaining $50.0 from the prior share repurchase program and approximately all of the $600.0 of the authorized amount of the 2016 Share Repurchase Program.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

On November 1, 2016, the Company's Board of Directors authorized a share repurchase program for the purchase of up to $600.0 of Common Stock (the “2017 Share Repurchase Program”). On July 25, 2017, the Company's Board of Directors authorized an increase to the 2017 Share Repurchase Program authorization up to an additional $400.0 of Common Stock. On January 24, 2018, the Board of Directors approved an increase to the 2017 Share Repurchase Program authorization up to an additional $500.0. As a result, the total amount remaining in the authorization is approximately $1,000.0.
During the period ended December 31, 2018, the Company repurchased 9.3 million shares of its Common Stock for $800.0.

21.   Commitments, Contingencies and Guarantees
Litigation

From time to time, the Company is subject to, and is presently involved in, litigation or other legal proceedings arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, it is the opinion of the Company that none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity.

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

Pension Indemnification. On December 5, 2014, Boeing filed a complaint in Delaware Superior Court, Complex Commercial Litigation Division, entitled The Boeing Co. v. Spirit AeroSystems, Inc., No. N14C-12-055 (EMD) (the “Complaint”) seeking indemnification of approximately $139.0 from Spirit for (a) damages assessed against Boeing in International Union, United Automobile, Aerospace and Agricultural Workers of America v. Boeing Co., AAA Case No. 54 300 00795 07 (“UAW Arbitration”), which was brought on behalf of certain former Boeing employees in Tulsa and McAlester, Oklahoma, (b) claims that Boeing settled in Society of Professional Engineering Employees in Aerospace v. Boeing Co., Nos. 05-1251-MLB, 07-1043-MLB (D. Kan.) (“Harkness Class Action”), and (c) attorneys’ fees Boeing alleged it expended to defend the UAW Arbitration and Harkness Class Action, as well as reasonable fees, costs and expenses Boeing expended litigating the case against Spirit. Boeing’s Complaint asserted that the damages assessed against Boeing in the UAW Arbitration and the claims settled by Boeing in the Harkness Class Action were liabilities that Spirit assumed under an Asset Purchase Agreement between Boeing and Spirit, dated February 22, 2005 (the “APA”). Boeing asserted claims for breach of contract and declaratory judgment regarding its indemnification rights under the APA.

Spirit asserted a Counterclaim against Boeing, on the ground that the liabilities at issue were Boeing’s responsibility under the APA. Spirit’s Counterclaim alleged breach of contract and sought a declaratory judgment regarding Spirit’s right to indemnification from Boeing under the APA. Spirit’s Counterclaim sought to recover the amounts that Spirit spent litigating the Harkness Class Action, responding to Boeing’s indemnification demands concerning the Harkness Class Action and UAW Arbitration, and also litigating the current lawsuit against Boeing.

On December 20, 2016, Boeing and Spirit moved for summary judgment. On June 27, 2017, the Delaware Superior Court (the “Superior Court”) issued an order denying Boeing’s Motion for Summary Judgment and granting Spirit’s Motion for Summary Judgment, finding that the liabilities at issue were excluded liabilities under the APA and holding that Spirit is entitled to recover reasonable attorneys' fees, costs, and other expenses from Boeing. The Court granted Spirit’s motion as to fees, costs, and expenses incurred as a result of the litigation and underlying matters and denied the motion as to pre- and post-trial interest.

Boeing appealed the Superior Court’s decision to the Supreme Court of the State of Delaware (the “Supreme Court”). On July 12, 2018, a unanimous three judge panel of the Supreme Court ruled in favor of Spirit and on July 26, 2018, the Supreme Court denied Boeing’s Motion for Reargument and returned the case to the Superior Court.  Spirit sought recovery of additional attorneys’ fees, costs, and other expenses incurred during the appellate process.  On August 22, 2018, the Superior Court granted Spirit’s motion.  Spirit recouped all amounts to which it was entitled by court order. This matter is now closed.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Contractual Terms Clarification. On July 6, 2018, Spirit filed a complaint in Washington Superior Court captioned Spirit AeroSystems, Inc. v. The Boeing Company (No. 18-2-16649-7  SEA).  Spirit sought payment of money that Boeing owed Spirit for product ordered by Boeing and delivered by Spirit. As of the date the complaint was filed, Boeing had underpaid Spirit by approximately $64.0. Spirit asked the court to clarify the parties’ contractual obligations, including that Boeing has no right under the parties’ contracts to withhold money based on disputed warranty claims on past orders. On September 5, 2018, Boeing moved to dismiss three of Spirit’s claims without prejudice and one claim with prejudice. The motion was fully briefed and the Court denied Boeing's motion following oral argument held on November 16, 2018. On December 3, 2018, Boeing filed its answer and counterclaims contending that it was entitled to withhold money due to customer warranty claims and seeking damages and clarification of certain contractual obligations. On December 24, 2018, the parties filed a stipulation and order of dismissal providing that all claims and counterclaims in the litigation should be dismissed without prejudice, which was then entered by the Court. Most warranty claims at issue in the lawsuit were settled and resolved, although a few remain open pending future resolution. For further information, see Note 28, Boeing Collective Resolution.

Customer and Vendor Claims

From time to time the Company receives, or is subject to, customer and vendor claims arising in the ordinary course of business, including, but not limited to, those related to product quality and late delivery. The Company accrues for matters when losses are deemed probable and reasonably estimable. In evaluating matters for accrual and disclosure purposes, we take into consideration multiple factors including without limitation our historical experience with matters of a similar nature, the specific facts and circumstances asserted, the likelihood of an unfavorable outcome, and the severity of any potential loss. Any accruals deemed necessary are reevaluated at least quarterly and updated as matters progress over time.

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

On October 1, 2018, the Company received notice of a claim related to factory disruptions. Claims are inherently uncertain as they typically include many unsubstantiated items and factual disputes. On December 21, 2018, the Company and the customer amicably resolved this claim through the date of the settlement.

Commitments
The Company leases equipment and facilities under various non-cancelable capital and operating leases. The capital leasing arrangements extend through 2024. Minimum future lease payments under these leases at December 31, 2018 are as follows:

		Capital
	Operating	Present Value	Interest	Total
2019	$8.9	$8.1	$5.0	$22.0
2020	$8.0	$8.5	$4.8	$21.3
2021	$7.4	$8.8	$4.6	$20.8
2022	$7.0	$9.0	$4.4	$20.4
2023	$5.9	$8.4	$4.2	$18.5
2024 and thereafter	$36.7	$56.5	$37.6	$130.8
Operating lease payments were as follows:

	2018	2017	2016
Minimum rentals	$14.3	$14.1	$15.4
Total	$14.3	$14.1	$15.4

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Spirit's aggregate capital commitments totaled $114.9 and $243.0 at December 31, 2018 and December 31, 2017, respectively.
Guarantees
Contingent liabilities in the form of letters of guarantee have been provided by the Company. Outstanding guarantees were $27.3 and $23.2 at December 31, 2018 and December 31, 2017, respectively.
Restricted Cash
The Company was required to maintain $20.2 and $20.0 of restricted cash as of December 31, 2018 and December 31, 2017, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. Restricted cash is included in other assets on the balance sheet.
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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $41.0 and $101.0 as of December 31, 2018 and December 31, 2017, respectively. These specific provisions represent the Company’s best estimate of reasonably possible warranty costs. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur charges that exceed these recorded amounts. The Company utilized available information to make appropriate assessments, however the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to judgment. The amount of the disputed warranty claims in excess of the specific warranty provision was $34.0 and $223.0, as of December 31, 2018 and December 31, 2017, respectively.
The following is a roll forward of the service warranty and extraordinary rework balance at December 31, 2018, 2017 and 2016:

	2018	2017	2016
Balance, January 1	$166.4	$163.7	$158.7
Charges to costs and expenses	3.2	5.8	16.7
Payouts	(1.2)	(4.0)	(9.5)
Impact of 2018 MOA(1)	(63.8)	—	—
Exchange rate	0.2	0.9	(2.2)
Balance, December 31	$104.8	$166.4	$163.7
_______________________________________

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

(1)
As part of the 2018 MOA, $63.8 of warranty provision was released, settled against previously held Accounts Receivable, net with no impact to earnings. For further information, see Note 28, Boeing Collective Resolution.

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
Spirit recorded the property net of a capital lease obligation to repay the IRB proceeds on its balance sheet. Gross assets and liabilities associated with these IRBs were $343.5 and $288.5 as of December 31, 2018 and December 31, 2017, respectively.

22.   Other Income (Expense), Net
Other income (expense), net is summarized as follows:

	For the Twelve Months Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Kansas Development Finance Authority bond	$3.8	$3.2	$3.4
Rental and miscellaneous income	0.2	1.2	0.3
Pension Income (Expense)	34.3	37.2	(0.7)
Interest Income	8.0	6.4	3.6
Other	0.4	—	—
Loss on foreign currency forward contract, net of settlement	(35.3)	—	—
Loss on sale of accounts receivable (see Note 6, Accounts Receivable, net)	(16.5)	(3.3)	—
Foreign currency losses	(1.9)	(0.3)	(14.6)
Total Other Income (Expense), net	$(7.0)	$44.4	$(8.0)
Foreign currency losses are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.

23.   Significant Concentrations of Risk
Economic Dependence
The Company’s largest customer (Boeing) accounted for approximately 79%, 79%, and 81% and of the revenues for the periods ended December 31, 2018, 2017, and 2016, respectively. Approximately 36%, 44%, and 56% of the Company's accounts receivable balance at December 31, 2018, 2017, and 2016, respectively, was attributable to Boeing.
The Company’s second largest customer (Airbus) accounted for approximately 16%, 16%, and 15% of the revenues for the periods ended December 31, 2018, 2017, and 2016, respectively. Approximately 48%, 38%, and 28% of the Company's accounts receivable balance at December 31, 2018, 2017, and 2016, respectively, was attributable to Airbus.
Employees
As of December 31, 2018, the Company had approximately 17, 000 employees: 15,000 located in the Company's four U.S. facilities, 1,000 located at the U.K. facility, 900 located in the Malaysia facility, and 100 located in the France facility.
Approximately 89% of the Company’s U.S. employees are represented by five unions and approximately 69%, of the Company’s U.K. employees are represented by one union. French employees are represented by CFTC (“Confédération Française

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

des Travailleurs Chrétiens or French Confederation of Christian Workers”) and FO (“Force Ouvrière or Labor Force”). None of the Malaysia employees are currently represented by a union.

24.   Supplemental Balance Sheet Information
Accrued expenses and other liabilities consist of the following:

	December 31, 2018	December 31, 2017
Accrued expenses
Accrued wages and bonuses	$48.3	$40.8
Accrued fringe benefits	125.0	116.3
Accrued interest	3.5	5.8
Workers' compensation	8.3	8.1
Property and sales tax	25.2	24.7
Warranty/extraordinary rework reserve — current	1.3	2.2
Other	101.5	71.4
Total	$313.1	$269.3
Other liabilities
Deferred tax liability — non-current	$0.8	$0.3
Warranty/extraordinary rework reserve — non-current	103.6	164.2
Customer cost recovery	2.4	22.9
Other	28.8	65.2
Total	$135.6	$252.6

25.   Segment and Geographical Information
The Company operates in three principal segments: Fuselage Systems, Propulsion Systems and Wing Systems. Revenue from Boeing represents a substantial portion of our revenues in all segments. Wing Systems also includes significant revenues from Airbus. Approximately 95% of the Company's net revenues for the twelve months ended December 31, 2018 came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development and unallocated cost of sales.
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
The Company’s Fuselage Systems segment includes development, production and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer), as well as related spares and maintenance, repairs and overhaul (“MRO”) services.  The Fuselage Systems segment manufactures products at the Company's facilities in Wichita, Kansas; Kinston, North Carolina; and Subang, Malaysia.  The Fuselage Systems segment also includes an assembly plant for the A350 XWB aircraft in Saint-Nazaire, France.

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
The following table shows segment revenues and operating income for the twelve months ended December 31, 2018, 2017 and 2016:

	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Segment Revenues
Fuselage Systems	$4,000.8	$3,730.8	$3,498.8
Propulsion Systems	1,702.5	1,666.2	1,777.3
Wing Systems	1,513.0	1,578.8	1,508.7
All Other	5.7	7.2	8.1
	$7,222.0	$6,983.0	$6,792.9
Segment Operating Income (1, 2)
Fuselage Systems	$576.1	$329.6	$470.4
Propulsion Systems	283.5	267.7	326.7
Wing Systems	226.4	205.1	224.3
All Other	0.3	2.0	1.6
	1,086.3	804.4	1,023.0
Corporate SG&A (2)	(210.4)	(204.7)	(230.9)
Unallocated impact of severe weather event	10.0	(19.9)	(12.1)
Research and development	(42.5)	(31.2)	(23.8)
Unallocated cost of sales(3)	(0.2)	(16.7)	(30.4)
Total operating income	$843.2	$531.9	$725.8
_______________________________________

(1)
Inclusive of forward losses, changes in estimate on loss programs and cumulative catch-up adjustments. These changes in estimates for the periods ended December 31, 2018, 2017, and 2016 are further detailed in Note 5, Changes in Estimates.

(2)
Prior period information has been reclassified as a result of the Company's adoption of ASU 2017-07 on a retrospective basis in 2018. In accordance with the adoption of this guidance, prior year amounts related to the components of net periodic pension and postretirement benefit cost other than service costs have been reclassified from cost of sales and selling, general, and

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

administrative expense to other income (expense) within the consolidated statement of operation for all periods presented. Accordingly, expenses of $18.1, $7.4, and $7.3 attributable to the Fuselage Systems segment, Propulsion Systems segment, and Wing Systems segment, respectively, were reclassified into segment operating income for the twelve months ended December 31, 2017 and expenses of $1.8, $0.8, and $0.7 attributable to the Fuselage Systems segment, Propulsion Systems segment, and Wing Systems segment, respectively, were reclassified out of segment operating income for the twelve months ended December 31, 2016.

(3)
For 2018, includes charges of $1.1 related to warranty reserves. For 2017, includes charges of $1.8 and $12.7, related to warranty reserves and charges for excess purchases and purchase commitments, respectively. For 2016, includes charges of $13.8 and $23.6 related to warranty reserves and early retirement incentives, respectively, offset by $7.9 for the settlement of historical claims with suppliers.

Most of the Company’s revenue is obtained from sales inside the U.S. However the Company does generate international sales, primarily from sales to Airbus. The following chart illustrates the split between domestic and foreign revenues:

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
Revenue Source(1)	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues	Net Revenues	Percent of Total Net Revenues
United States	$5,967.1	83%	$5,722.9	82%	$5,650.1	83%
International
United Kingdom	763.3	10%	740.9	11%	690.7	10%
Other	491.6	7%	519.2	7%	452.1	7%
Total International	1,254.9	17%	1,260.1	18%	1,142.8	17%
Total Revenues	$7,222.0	100%	$6,983.0	100%	$6,792.9	100%
_______________________________________

(1)	Net Revenues are attributable to countries based on destination where goods are delivered.
Most of the Company’s long-lived assets are located within the U.S. Approximately 4% of the Company's long-lived assets based on book value are located in the U.K. with approximately another 4% of the Company's total long-lived assets located in countries outside the U.S. and the U.K. The following chart illustrates the split between domestic and foreign assets:

	Year Ended December 31, 2018		Year Ended December 31, 2017		Year Ended December 31, 2016
Asset Location	Total Long-Lived Assets	Percent of Total Long-Lived Assets	Total Long-Lived Assets	Percent of Total Long-Lived Assets	Total Long-Lived Assets	Percent of Total Long-Lived Assets
United States	$2,003.9	92%	$1,939.0	92%	$1,828.2	92%
International
United Kingdom	82.1	4%	82.5	4%	80.0	4%
Other	81.6	4%	83.8	4%	83.4	4%
Total International	163.7	8%	166.3	8%	163.4	8%
Total Long-Lived Assets	$2,167.6	100%	$2,105.3	100%	$1,991.6	100%

26.   Quarterly Financial Data (Unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

	Quarter Ended
	December 31, 2018(1)	September 27, 2018(2)	June 28, 2018(3)	March 29, 2018(4)
Revenues	$1,835.3	$1,813.7	$1,836.9	$1,736.1
Gross profit	$300.7	$270.6	$289.7	$225.1
Operating income	$243.6	$222.5	$217.6	$159.5
Net income	$177.6	$168.8	$145.2	$125.4
Earnings per share, basic	$1.70	$1.61	$1.32	$1.11
Earnings per share, diluted	$1.68	$1.59	$1.31	$1.10
Dividends declared per common share	$0.12	$0.12	$0.12	$0.10

	Quarter Ended
	December 31, 2017(5)	September 28, 2017(6)	June 29, 2017(7)	March 30, 2017(8)
Revenues	$1,714.6	$1,748.2	$1,826.1	$1,694.1
Gross profit (loss)	$282.1	$261.6	$(29.1)	$273.1
Operating income (loss)	$217.3	$202.3	$(92.1)	$204.4
Net income (loss)	$122.8	$147.2	$(56.8)	$141.7
Earnings (loss) per share, basic	$1.08	$1.27	$(0.48)	$1.19
Earnings (loss) per share, diluted	$1.07	$1.26	$(0.48)	$1.17
Dividends declared per common share	$0.10	$0.10	$0.10	$0.10
______________________________________

(1)	Fourth quarter 2018 earnings include the impact of net favorable changes in estimate of $3.5.

(2)	Third quarter 2018 earnings include the impact of net unfavorable changes in estimate of $13.5.

(3)	Second quarter 2018 earnings include the impact of net favorable changes in estimate of $24.9.

(4)	First quarter 2018 earnings include the impact of net unfavorable changes in estimate of $22.6.

(5)	Fourth quarter 2017 earnings include the impact of net favorable changes in estimate of $12.9

(6)	Third quarter 2017 earnings include the impact of net unfavorable changes in estimate of $4.8.

(7)	Second quarter 2017 earnings include the impact of net unfavorable changes in estimate of $329.2.

(8)	First quarter 2017 earnings include the impact of net favorable changes in estimate of $5.2

27.  Asco Acquisition

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

One of the closing conditions is receipt of clearance from the European Commission (the “Commission”). During the scope of the Commission’s Phase 1 review, the Commission identified issues that it requires to be addressed regarding the transaction. Consequently, on October 26, 2018, the Company withdrew its notification of the transaction from the Commission in order to address those issues. After several months of addressing the issues, the Company refiled its application with the Commission and the Commission is proceeding with a Phase 1 review of the transaction. There can be no assurances that the Company will receive the clearance of the Commission.

Acquisition-related expenses were $16.4 for the twelve months ended December 31, 2018 and are included in selling, general and administrative costs on the condensed and consolidated statements of operations.

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

28.  Boeing Collective Resolution

On December 21, 2018, Boeing and Spirit executed the 2018 MOA. The 2018 MOA established, among other items, pricing for certain programs through December 31, 2030, including the B737NG (including the P8), B737 MAX, B767 (but excluding 767-2C for which pricing is separately established), and the B777 freighters and 777-9 (pricing for the B777 300ER and 200LR was previously established and pricing for the B777-8 is subject to future negotiation). The 2018 MOA also established pricing for the B787 for line number 1004 through line number 2205. In addition, the 2018 MOA established (i) B737 pricing based on production rates above and below current production levels; (ii) investments for tooling and capital for certain B737 rate increases; (iii) joint cost reduction programs for the B777X and B787 (a joint cost reduction program for the B737 is separately established); (iv) suspension of advance repayments with respect to the Boeing 787 Dreamliner beginning with line number 818; to resume at a lower rate of $450,319 per shipset at line number 1135 continuing through line number 1605; (v) Boeing's agreement to provide consent to the Company's acquisition of Asco; and (vi) the release of liability and claims asserted by both parties relating to B737 disruption activity and certain warranty matters as described in Note 21 to the Consolidated Financial Statements, Commitments, Contingencies and Guarantees, above, under the sub-heading "Litigation". Consistent with the 2018 MOA, on January 30, 2019, Boeing and Spirit executed Sustaining Amendment #40 and 787 Amendment #28 to implement the December 2018 MOA terms and conditions.

29.   Condensed Consolidating Financial Information
The Floating Rate Notes, 2023 Notes, 2026 Notes, and 2028 Notes (collectively, the "Notes") are fully and unconditionally guaranteed on a senior unsecured basis by Holdings. No subsidiaries are guarantors to any of the Notes.

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent company and parent guarantor of the Notes as further detailed in Note 15, Debt;

(ii)	Spirit, as the subsidiary issuer of the Notes;

(iii)	The Company’s subsidiaries, (the “Non-Guarantor Subsidiaries”), on a combined basis;

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

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Twelve Months Ended December 31, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$6,487.3	$1,361.2	$(626.5)	$7,222.0
Operating costs and expenses
Cost of sales	—	5,541.4	1,221.0	(626.5)	6,135.9
Selling, general and administrative	10.4	182.6	17.4	—	210.4
Impact of severe weather event	—	(10.0)	—	—	(10.0)
Research and development	—	37.5	5.0	—	42.5
Total operating costs and expenses	10.4	5,751.5	1,243.4	(626.5)	6,378.8
Operating (loss) income	(10.4)	735.8	117.8	—	843.2
Interest expense and financing fee amortization	—	(79.7)	(5.2)	4.9	(80.0)
Other income (expense), net	—	—	(2.1)	(4.9)	(7.0)
(Loss) income before income taxes and equity in net income of affiliates and subsidiaries	(10.4)	656.1	110.5	—	756.2
Income tax benefit (provision)	1.9	(122.3)	(19.4)	—	(139.8)
(Loss) income before equity in net income of affiliates and subsidiaries	(8.5)	533.8	91.1	—	616.4
Equity in net income of affiliates	0.6	—	0.6	(0.6)	0.6
Equity in net income of subsidiaries	624.9	91.0	—	(715.9)	—
Net income	617.0	624.8	91.7	(716.5)	617.0
Other comprehensive loss	(68.1)	(68.1)	(26.3)	94.4	(68.1)
Comprehensive income	$548.9	$556.7	$65.4	$(622.1)	$548.9

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations and Comprehensive Loss
For the Twelve Months Ended December 31, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$6,236.4	$1,362.3	$(615.7)	$6,983.0
Operating costs and expenses
Cost of sales	—	5,592.2	1,218.8	(615.7)	6,195.3
Selling, general and administrative	12.4	177.5	14.8	—	204.7
Impact of severe weather event	—	19.9	—	—	19.9
Research and development	—	27.8	3.4	—	31.2
Total operating costs and expenses	12.4	5,817.4	1,237.0	(615.7)	6,451.1
Operating (loss) income	(12.4)	419.0	125.3	—	531.9
Interest expense and financing fee amortization	—	(41.6)	(5.7)	5.6	(41.7)
Other income (expense), net	—	49.6	0.4	(5.6)	44.4
(Loss) income before income taxes and equity in net income of affiliates and subsidiaries	(12.4)	427.0	120.0	—	534.6
Income tax benefit (provision)	4.7	(161.7)	(23.0)		(180.0)
(Loss) income before equity in net income of affiliates and subsidiaries	(7.7)	265.3	97.0	—	354.6
Equity in net income of affiliates	0.3	—	0.3	(0.3)	0.3
Equity in net income of subsidiaries	362.3	97.0	—	(459.3)	—
Net income	354.9	362.3	97.3	(459.6)	354.9
Other comprehensive loss	58.4	58.4	42.2	(100.6)	58.4
Comprehensive income	$413.3	$420.7	$139.5	$(560.2)	$413.3

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations and Comprehensive Income
For the Twelve Months Ended December 31, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net Revenues	$—	$6,124.6	$1,284.2	$(615.9)	$6,792.9
Operating costs and expenses
Cost of sales	—	5,251.7	1,164.5	(615.9)	5,800.3
Selling, general and administrative	8.7	206.2	16.0	—	230.9
Impact of severe weather event	—	12.1	—	—	12.1
Research and development	—	20.8	3.0	—	23.8
Total operating costs and expenses	8.7	5,490.8	1,183.5	(615.9)	6,067.1
Operating (loss) income	(8.7)	633.8	100.7	—	725.8
Interest expense and financing fee amortization	—	(57.0)	(7.8)	7.5	(57.3)
Other income (expense), net	—	14.2	(14.7)	(7.5)	(8.0)
(Loss) income before income taxes and equity in net income of affiliates and subsidiaries	(8.7)	591.0	78.2	—	660.5
Income tax benefit (provision)	2.6	(179.2)	(15.5)		(192.1)
(Loss) income before equity in net income of affiliates and subsidiaries	(6.1)	411.8	62.7	—	468.4
Equity in net income of affiliates	1.3	—	1.3	(1.3)	1.3
Equity in net income of subsidiaries	474.5	62.6	—	(537.1)	—
Net income	469.7	474.4	64.0	(538.4)	469.7
Other comprehensive loss	(26.4)	(26.4)	(61.3)	87.7	(26.4)
Comprehensive income	$443.3	$448.0	$2.7	$(450.7)	$443.3

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$705.0	$68.6	$—	$773.6
Restricted cash	—	0.3	—	—	0.3
Accounts receivable, net	—	593.0	310.2	(358.1)	545.1
Inventory, net	—	696.0	316.6	—	1,012.6
Contract assets, short-term	—	420.8	48.6	—	469.4
Other current assets	—	45.3	3.0	—	48.3
Total current assets	—	2,460.4	747.0	(358.1)	2,849.3
Property, plant and equipment, net	—	1,670.8	496.8	—	2,167.6
Contract assets, long-term	—	54.1	—	—	54.1
Pension assets	—	307.0	19.7	—	326.7
Investment in subsidiary	1,238.0	699.0	—	(1,937.0)	—
Other assets	—	357.1	127.5	(196.4)	288.2
Total assets	$1,238.0	$5,548.4	$1,391.0	$(2,491.5)	$5,685.9
Liabilities
Accounts payable	$—	$855.2	$405.6	$(358.2)	$902.6
Accrued expenses	—	276.7	36.3	0.1	313.1
Profit sharing	—	62.6	5.7	—	68.3
Current portion of long-term debt	—	30.5	0.9	—	31.4
Advance payments, short-term	—	2.2	—	—	2.2
Contract liabilities, short-term	—	157.3	0.6	—	157.9
Forward loss provision, short-term	—	12.4	—	—	12.4
Deferred revenue, short-term	—	19.5	0.5	—	20.0
Deferred grant income liability — current	—	—	16.0	—	16.0
Other current liabilities	—	52.4	5.8	—	58.2
Total current liabilities	—	1,468.8	471.4	(358.1)	1,582.1
Long-term debt	—	1,856.6	103.2	(95.8)	1,864.0
Advance payments, long-term	—	231.9	—	—	231.9
Pension/OPEB obligation	—	34.6	—	—	34.6
Contract liabilities, long-term	—	369.8	—	—	369.8
Forward loss provision, long-term	—	170.6	—	—	170.6
Deferred grant income liability — non-current	—	5.9	22.1	—	28.0
Deferred revenue and other deferred credits	—	28.8	2.4	—	31.2
Other liabilities	—	223.3	12.9	(100.6)	135.6
Total equity	1,238.0	1,158.1	779.0	(1,937.0)	1,238.1
Total liabilities and shareholders’ equity	$1,238.0	$5,548.4	$1,391.0	$(2,491.5)	$5,685.9

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$365.1	$58.2	$—	$423.3
Restricted cash	—	2.2	—	—	$2.2
Accounts receivable, net	—	752.6	330.9	(361.3)	722.2
Inventory, net	—	1,010.0	439.9	—	1,449.9
Other current assets	—	50.3	3.2	—	53.5
Total current assets	—	2,180.2	832.2	(361.3)	2,651.1
Property, plant and equipment, net	—	1,585.8	519.5	—	2,105.3
Pension assets	—	327.2	19.9	—	347.1
Investment in subsidiary	1,801.5	704.4	—	(2,505.9)	—
Other assets	—	298.2	124.5	(258.4)	164.3
Total assets	$1,801.5	$5,095.8	$1,496.1	$(3,125.6)	$5,267.8
Liabilities
Accounts payable	$—	$629.0	$425.4	$(361.3)	$693.1
Accrued expenses	—	239.5	29.8	—	269.3
Profit sharing	—	103.4	6.1	—	109.5
Current portion of long-term debt	—	30.2	0.9	—	31.1
Advance payments, short-term	—	100.0	—	—	100.0
Deferred revenue, short-term	—	63.6	1.0	—	64.6
Deferred grant income liability — current	—	—	21.6	—	21.6
Other current liabilities	—	324.3	7.5	—	331.8
Total current liabilities	—	1,490.0	492.3	(361.3)	1,621.0
Long-term debt	—	1,110.6	167.1	(157.8)	1,119.9
Advance payments, long-term	—	231.7	—	—	231.7
Pension/OPEB obligation	—	40.8	—	—	40.8
Deferred grant income liability — non-current	—	—	39.3	—	39.3
Deferred revenue and other deferred credits	—	158.2	2.8	—	161.0
Other liabilities	—	343.1	10.1	(100.6)	252.6
Total equity	1,801.5	1,721.4	784.5	(2,505.9)	1,801.5
Total liabilities and shareholders’ equity	$1,801.5	$5,095.8	$1,496.1	$(3,125.6)	$5,267.8

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$643.1	$126.8	$—	$769.9
Investing activities
Purchase of property, plant and equipment	—	(230.5)	(40.7)		(271.2)
Proceeds from sale of assets	—	2.8	0.6	—	3.4
Other	—	(0.5)	0.5	—	—
Net cash used in investing activities	—	(228.2)	(39.6)	—	(267.8)
Financing activities
Proceeds from issuance of debt	—	1,300.0	—	—	1,300.0
Principal payments of debt	—	(5.8)	(0.9)	—	(6.7)
Collection on (repayment of) intercompany debt	—	75.9	(75.9)	—	—
Payments on term loan	—	(256.3)	—	—	(256.3)
Payments on debt	—	(300.0)	—	—	(300.0)
Debt issuance and financing costs	—	(23.2)	—	—	(23.2)
Taxes paid related to net share settlement awards	—	(15.6)	—	—	(15.6)
Proceeds from issuance of ESPP stock	—	2.1	—	—	2.1
Proceeds (payments) from subsidiary for purchase of treasury stock	805.8	(805.8)	—	—	—
Purchase of treasury stock	(805.8)	—	—	—	(805.8)
Proceeds (payments) from subsidiary for dividends paid	48.0	(48.0)	—	—	—
Dividends paid	(48.0)	—	—	—	(48.0)
Net cash used in financing activities	—	(76.7)	(76.8)	—	(153.5)
Effect of exchange rate changes on cash and cash equivalents	—	—	—		—
Net (decrease) increase in cash, cash equivalents, and restricted cash for the period	—	338.2	10.4	—	348.6
Cash, cash equivalents, and restricted cash, beginning of period	—	387.3	58.2	—	445.5
Cash, cash equivalents, and restricted cash, end of period	$—	$725.5	$68.6	$—	$794.1

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2017

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$450.5	$123.2	$—	$573.7
Investing activities
Purchase of property, plant and equipment	—	(241.4)	(31.7)		(273.1)
Proceeds from sale of assets	—	0.4	—	—	0.4
Other	—	(0.1)	—	—	(0.1)
Net cash used in investing activities	—	(241.1)	(31.7)	—	(272.8)
Financing activities
Principal payments of debt	—	(1.2)	(1.6)	—	(2.8)
Collection on (repayment of) intercompany debt	—	54.9	(54.9)	—	—
Payments on term loan	—	(25.0)	—	—	(25.0)
Debt issuance and financing costs	—	(0.9)	—	—	(0.9)
Taxes paid related to net share settlement awards	—	(14.2)	—	—	(14.2)
Proceeds for financing under New Markets Tax Credit Program	—	7.6	—	—	7.6
Proceeds (payments) from subsidiary for purchase of treasury stock	496.3	(496.3)	—	—	—
Purchase of treasury stock	(496.3)	—	—	—	(496.3)
Proceeds (payments) from subsidiary for dividends paid	47.1	(47.1)	—	—	—
Dividends paid	(47.1)	—	—	—	(47.1)
Net cash used in financing activities	—	(522.2)	(56.5)	—	(578.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	5.6	—	5.6
Net decrease in cash and cash equivalents for the period	—	(312.8)	40.6	—	(272.2)
Cash, cash equivalents, and restricted cash, beginning of period	—	700.1	17.6	—	717.7
Cash, cash equivalents, and restricted cash, end of period	$—	$387.3	$58.2	$—	$445.5

Spirit AeroSystems Holdings, Inc.
Notes to the Consolidated Financial Statements — (Continued)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Twelve Months Ended December 31, 2016

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$645.9	$71.0	$—	$716.9
Investing activities
Purchase of property, plant and equipment	—	(206.4)	(47.6)		(254.0)
Proceeds from sale of assets	—	0.6	—	—	0.6
Other	—	0.4	(0.4)	—	—
Net cash used in investing activities	—	(205.4)	(48.0)	—	(253.4)
Financing activities
Proceeds from issuance of bonds	—	299.8	—	—	299.8
Principal payments of debt	—	(33.9)	(2.5)	—	(36.4)
Collection on (repayment of) intercompany debt	—	61.6	(61.6)	—	—
Payments on term loan	—	(300.0)	—	—	(300.0)
Debt issuance and financing costs	—	(17.2)	—	—	(17.2)
Taxes paid related to net share settlement awards	—	(15.2)	—	—	(15.2)
Excess tax benefits from share-based payment arrangements	—	(0.1)	—	—	(0.1)
Proceeds (payments) from subsidiary for purchase of treasury stock	649.6	(649.6)	—	—	—
Purchase of treasury stock	(649.6)	—	—	—	(649.6)
Net cash used in financing activities	—	(654.6)	(64.1)	—	(718.7)
Effect of exchange rate changes on cash and cash equivalents	—	—	(4.4)	—	(4.4)
Net decrease in cash and cash equivalents for the period	—	(214.1)	(45.5)	—	(259.6)
Cash, cash equivalents, and restricted cash, beginning of period	—	914.2	63.1	—	977.3
Cash, cash equivalents, and restricted cash, end of period	$—	$700.1	$17.6	$—	$717.7

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our President and Chief Executive Officer (principal executive officer) and Senior Vice President and Chief Financial Officer (principal financial officer) have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance of the reliability of our financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:
1.Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;
2.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and
3.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in condition, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this evaluation, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 Framework). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by the Company's independent auditors, Ernst & Young LLP, as stated in their report appearing herein.
Changes in Internal Controls over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Spirit AeroSystems Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Spirit AeroSystems Holdings, Inc. internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Spirit AeroSystems Holdings, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Spirit AeroSystems Holdings, Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 8, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 8, 2019

Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information concerning the executive officers of Spirit is included in Part I of this Annual Report on Form 10-K and is incorporated by reference herein. The information otherwise required by Items 401, 405, 406, and 407(c)(3), (d)(4), and (d)(5) of Regulation S-K will be provided in Spirit Holdings’ proxy statement for its 2019 annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of the fiscal year (the “2019 Proxy Statement”) and is incorporated by reference herein.
The Company has adopted a Code of Conduct (the “Code”) and a Finance Code of Professional Conduct that applies to the Company’s Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, and persons performing similar functions. Copies of the Code and Finance Code of Professional Conduct are available on the Company’s website at http://investor.spiritaero.com/govdocs, and any waiver from the Code or Finance Code of Professional Conduct will be timely disclosed on the Company’s website or a Current Report on Form 8-K, as will any amendments to the Code or Finance Code of Professional Conduct.

Item 11.    Executive Compensation
The information required by Item 402 and Item 407(e)(4) and (e)(5) of Regulation S-K will be provided in the 2019 Proxy Statement and is incorporated by reference herein.

Pursuant to the rules and regulations of the SEC under the Exchange Act, the information under Item 407(e)(5) incorporated by reference from the 2019 Proxy Statement shall not be deemed to be “soliciting material,” or to be “filed” with the Commission, or subject to Regulation 14A or 14C or the liabilities of Section 18 of the Exchange Act, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information concerning the securities authorized for issuance under equity compensation plans included in Part II, Item 5 of this Annual Report on Form 10-K is incorporated by reference herein. The information required by Item 403 of Regulation S-K will be provided in the 2019 Proxy Statement and is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Items 404 and 407(a) of Regulation S-K will be provided in the 2019 Proxy Statement and is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services
The information required by Item 9(e) of Schedule 14A will be provided in the 2019 Proxy Statement and is incorporated by reference herein.

Part IV
Item 15.    Exhibits and Financial Statement Schedules

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
2.1	Asset Purchase Agreement, dated as of February 22, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.1
2.2	First Amendment to Asset Purchase Agreement, dated June 15, 2005, between Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.) and The Boeing Company	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 2.2
2.3	Asset Purchase Agreement, between Spirit AeroSystems Inc., Triumph Aerostructures - Tulsa LLC and Triumph Group, Inc., dated as of December 8, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.1
2.4	Amendment No. 1 to Asset Purchase Agreement, between Spirit AeroSystems, Inc., Triumph Aerostructures - Tulsa, LLC and Triumph Group, Inc., dated as of December 30, 2014	Current Report on Form 8-K (File No. 001-33160), filed January 6, 2015, Exhibit 2.2
3.1	Third Amended and Restated Certificate of Incorporation of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed May 1, 2017, Exhibit 3.1
3.2	Seventh Amended and Restated By Laws of Spirit AeroSystems Holdings, Inc.	Current Report on Form 8-K (File No. 001-33160), filed July 27, 2018, Exhibit 3.2
4.1	Form of Class A Common Stock Certificate	Amendment No. 5 to Registration Statement on Form S-1/A (File No. 333-135486), filed November 17, 2006, Exhibit 4.1
4.7	Indenture dated as of June 1, 2016, governing the 3.850% Senior Notes due 2026, by and among Spirit, the guarantors identified therein and The Bank of New York Mellon Trust Company, N.A.	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.1
4.8	Form of 3.850% Senior Note due 2026	Current Report on Form 8-K (File No. 001-33160), filed June 7, 2016, Exhibit 4.2
4.9	Supplemental Indenture, dated December 5, 2016, governing the 3.850% Senior Notes due 2026	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 4.9
4.10	Indenture, dated as of May 30, 2018, among Spirit AeroSystems, Inc., Spirit AeroSystems Holdings, Inc. and the Bank of New York Mellon Trust Company,.	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.1
4.11	Form of Senior Floating Rate Note due 2021	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.2
4.12	Form of 3.950% Senior Note due 2023	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.3
4.13	Form of 4.600% Senior Note due 2028	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 4.4

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.1	Form of Indemnification Agreement	Amendment No. 1 to Registration Statement on Form S-1/A (File No. 333-135486), filed August 29, 2006, Exhibit 10.14
10.2†	Spirit AeroSystems Holdings, Inc. Amended and Restated Deferred Compensation Plan, As Amended	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 6, 2011, Exhibit 10.34
10.3†	Employment Agreement between Spirit AeroSystems, Inc. and Sanjay Kapoor, effective as of August 23, 2013	Current Report on Form 8-K (File No. 001-33160), filed August 26, 2013, Exhibit 10.1
10.4†	Form of Executive Compensation Letter	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.42
10.5†	Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan	Registration Statement on Form S-8 (File No. 333-195790), filed May 8, 2014, Exhibit 10.1.
10.6†	Amendment to the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, dated January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.1
10.7†	Employment Agreement between Spirit AeroSystems, Inc. and Samantha Marnick, effective as of February 22, 2006 and annual Executive Compensation Letter, dated May 3, 2013	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 2, 2014, Exhibit 10.1
10.8†	Employment Agreement between Spirit AeroSystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.44
10.9†	Amendment to Employment Agreement between Spirit Aerosystems, Inc. and Duane Hawkins, effective as of June 17, 2013	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.45
10.10†	Employment Agreement between Spirit AeroSystems, Inc. and Michelle Lohmeier, effective as of June 10, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.3
10.11†	Employment Agreement, dated as of February 13, 2016, between Spirit AeroSystems, Inc. and Thomas C. Gentile III	Current Report on Form 8-K (File No. 001-33160), filed February 16, 2016, Exhibit 10.1
10.12†	Executive Compensation Letter between Spirit AeroSystems, Inc. and Samantha Marnick, dated June 1, 2016	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.1
10.13†	Employment Agreement between Spirit AeroSystems, Inc. and Ron Rabe, effective as of June 9, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.4
10.14†	Annual Executive Compensation Letter between Spirit AeroSystems, Inc. and John Pilla, dated February 7, 2014	Annual Report on Form 10-K (File No. 001-33160), filed February 13, 2015, Exhibit 10.46
Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents

10.15†	Employment Agreement between Spirit AeroSystems, Inc., and Stacy Cozad, effective as of January 4, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.61
10.16	Employment Agreement between Spirit AeroSystems, Inc. and Bill Brown, effective as of May 5, 2014	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.17
10.17†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, effective April 30, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.2
10.18†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.3
10.19†	Short-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, as amended and restated effective January 25, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.4
10.20†	Director Stock Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Incentive Plan, effective April 25, 2018	*
10.21†
Spirit AeroSystems Holdings, Inc. Supplemental Executive Retirement Plan, as amended and restated effective January 25, 2017 (filed as Exhibit 10.5 to the Annual Report on Form 10-K (File No. 001-33160), filed with the Securities and Exchange Commission on February 10, 2017)
Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.5
10.22	Employee Stock Purchase Plan	Registration Statement on Form S-8 (File No. 333-220358), filed September 6, 2017, Exhibit 4.2
10.23†	Time-Based Restricted Stock Award Agreement	Current Report on Form 8-K, File No.001-33160), filed January 29, 2018, Exhibit 10.1
10.24†	Performance-Based Restricted Stock Award Agreement	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.25
10.25†	Retirement and Consulting Agreement and General Release, dated June 7, 2016, between Spirit AeroSystems, Inc. and Larry A. Lawson	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.3
10.26†	Retirement and Consulting Agreement and General Release, dated November 20, 2018, between Spirit AeroSystems, Inc. and Sanjay Kapoor	*
10.27†	Employment Agreement between Spirit AeroSystems, Inc., and Jose Garcia, effective as of January 9, 2019	*
Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents

10.28
Second Amended and Restated Credit Agreement, dated as of July 12, 2018, among Spirit AeroSystems Inc., as borrower, Spirit AeroSystems Holdings, Inc., as parent guarantor, the lenders party thereto, Bank of America, N.A., as administrative agent, and the other agents named therein
Current Report on Form 8-K (File No. 001-33160), filed July 13, 2018, Exhibit 10.1
10.29	Inducement Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.2
10.30	Lease Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.3
10.31	Construction Agency Agreement between Spirit AeroSystems, Inc. and The North Carolina Global TransPark Authority, dated May 14, 2008	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2008, Exhibit 10.4
10.32††	General Terms Agreement (Sustaining and others), dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.24
10.33††	Hardware Material Services General Terms Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.25
10.34††	Ancillary Know-How Supplemental License Agreement, dated as of June 16, 2005, between The Boeing Company and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.26
10.35	Sublease Agreement, dated as of June 16, 2005, among The Boeing Company, Boeing IRB Asset Trust and Spirit AeroSystems, Inc. (f/k/a Mid-Western Aircraft Systems, Inc.)	Registration Statement on Form S-1 (File No. 333-135486), filed June 30, 2006, Exhibit 10.27
10.36††	Special Business Provisions (Sustaining), as amended through February 6, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 19, 2014, Exhibit 10.17
10.37††	Amendment No. 9 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 4, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.1
10.38††	Amendment No. 10 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems Inc., dated as of September 26, 2014	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2014, Exhibit 10.2
10.39	Amendment No. 2, dated March 4, 2011, to General Terms Agreement (Sustaining and Others) between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.2

10.40††	Memorandum of Agreement, between The Boeing Company and Spirit AeroSystems, Inc., made as of March 9, 2012, amending Special Business Provisions (Sustaining)	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 5, 2012, Exhibit 10.4

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.41††	Memorandum of Agreement (737 MAX Non-Recurring Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 7, 2014, amending Spirit’s long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.2
10.42††	Memorandum of Agreement (Pricing Agreement), between The Boeing Company and Spirit AeroSystems, Inc., made as of April 8, 2014, amending Spirit’s long-term supply agreement with Boeing	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2014, Exhibit 10.3
10.43††	Amendment No. 11 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of March 10, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 1, 2015, Exhibit 10.1
10.44	Amendment No. 12 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 9, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.1
10.45	Amendment No. 13 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of January 4, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.57
10.46	Amendment No. 14 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of April 21, 2015	Quarterly Report on Form 10-Q (File No. 001-33160), filed July 31, 2015, Exhibit 10.2
10.47††	Amendment No. 17 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 23, 2015	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.58
10.48††	Amendment No. 20 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 1, 2015	Annual Report on Form 10-K (File No. 001-33160), filed February 12, 2016, Exhibit 10.59
10.49††	Amendment No. 21 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of May 9, 2016	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 5, 2016, Exhibit 10.4
10.50††	Amendment No. 22 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of November 2, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.53
10.51††	Amendment No. 23 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 16, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.54
10.52††	Amendment No. 24 to Special Business Provisions, between The Boeing Company and Spirit AeroSystems, Inc., dated as of December 20, 2016	Annual Report on Form 10-K (File No. 001-33160), filed February 10, 2017, Exhibit 10.55
10.53††	Amendment 25 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 16, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.7

10.54††	Amendment 26 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 23, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.8
10.55††	Amendment 27 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 31, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 5, 2017, Exhibit 10.9
Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.56††	Amendment 28 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of June 22, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.1
10.57††	Amendment 29 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of July 20, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.2
10.58††	Amendment No. 30 to Special Business Provisions (SBP) MS-65530-0016, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.2
10.59††	Amendment No. 31 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of October 18, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.59
10.60††	Amendment No. 32 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 15, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.60
10.61††	Amendment No. 33 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 30, 2017	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.61
10.62††	Amendment 34 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of February 23, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed May 3, 2018, Exhibit 10.1
10.63††	Amendment 35 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of April 18, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.4
10.64††	Amendment 36 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of June 20, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.5
10.65††	Amendment 37 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 17, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2018, Exhibit 10.1
10.66††	Collective Resolution Memorandum of Understanding between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 1, 2017	Quarterly Report on Form 10-Q (File No. 001-33160), filed August 4, 2017, Exhibit 10.3

10.67††	Amendment 38 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 1, 2018	*
10.68††	Amendment 39 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of November 2, 2018	*

10.69††	Collective Resolution 2.0 Memorandum of Agreement between the Boeing Company and Spirit AeroSystems, Inc., dated as of December 21, 2018	*
10.70††
B787 General Terms Agreement BCA-65520-0032between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the General Terms Agreement, dated June 16, 2005, Amendment No. 1 thereto, dated June 19, 2009, and Amendment No. 2 thereto, dated May 12, 2011
Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.3
10.71††
B787 Special Business Provisions BCA-MS-65530-0019, dated August 20, 2012, between The Boeing Company and Spirit AeroSystems, Inc., conformed to incorporate the Special Business Provisions, dated June 16, 2005, and Amendments 1 through 19 thereto
Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.4
10.72††	Amendment No. 20 to B787 Special Business Provisions BCA-MS-65530-0019, dated June 5, 2013, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.5
10.73††	Amendment No. 21 to B787 Special Business Provisions BCA-MS-65530-0019, dated July 1, 2014, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.6
10.74††	Amendment No. 22 Revision 1 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 4, 2014, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.7
10.75††	Amendment No. 23 to B787 Special Business Provisions BCA-MS-65530-0019, dated August 3, 2015, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.8

Article I. Exhibit Number	Section 1.01 Exhibit	Incorporated by Reference to the Following Documents
10.76††	Amendment No. 24 to B787 Special Business Provisions BCA-MS-65530-0019, dated December 16, 2015, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.9
10.77††	Amendment No. 25 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, dated September 22, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Quarterly Report on Form 10-Q (File No. 001-33160), filed November 3, 2017, Exhibit 10.10
10.78††	Amendment No. 26 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, dated December 14, 2017, between The Boeing Company and Spirit AeroSystems, Inc.	Annual Report on Form 10-K (File No. 001-33160), filed February 9, 2018, Exhibit 10.71

10.79††	Amendment 27 to B787 Special Business Provisions BCA-MS-65530-0019, between The Boeing Company and Spirit AeroSystems, Inc., dated as of August 17, 2018	Quarterly Report on Form 10-Q (File No. 001-33160), filed October 31, 2018, Exhibit 10.2
10.80
Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018, by and between Christian Boas, Emile Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA and Spirit AeroSystems Holdings, Inc.
Quarterly Report on Form 10-Q (File No. 001-33160), filed August 1, 2018, Exhibit 10.3
10.81	Confirmation - Accelerated Share Repurchase Agreement, dated May 30, 2018, between Spirit AeroSystems Holdings, Inc. and Goldman Sachs & Co. LLC.	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 10.1
10.82	Confirmation - Accelerated Share Repurchase Agreement, dated May 30, 2018, between Spirit AeroSystems Holdings, Inc. and Morgan Stanley & Co. LLC.	Current Report on Form 8-K (File No. 001-33160), filed May 30, 2018, Exhibit 10.2
21.1	Subsidiaries of Spirit AeroSystems Holdings, Inc.	*
23.1	Consent of Ernst & Young LLP	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	*
32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002	**
101.INS@	XBRL Instance Document	*
101.SCH@	XBRL Taxonomy Extension Schema Document	*
101.CAL@	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF@	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB@	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE@	XBRL Taxonomy Extension Presentation Linkbase Document	*
_______________________________________

†	Indicates management contract or compensation plan or arrangement

††	Indicates that portions of the exhibit have been omitted and separately filed with the Securities and Exchange Commission pursuant to a request for confidential treatment

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wichita, State of Kansas on February 8, 2019.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

By:	/s/ Jose Garcia
Jose Garcia Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas C. Gentile III	Director, President and Chief Executive	February 8, 2019
Thomas C. Gentile III	Officer (Principal Executive Officer)

/s/ Jose Garcia	Executive Vice President and Chief Financial	February 8, 2019
Jose Garcia	Officer (Principal Financial Officer)

/s/ John Gilson	Vice President and Corporate Controller	February 8, 2019
John Gilson	(Principal Accounting Officer)

/s/ Robert Johnson	Director, Chairman of the Board	February 8, 2019
Robert Johnson

/s/ Charles Chadwell	Director	February 8, 2019
Charles Chadwell

/s/ Irene M. Esteves	Director	February 8, 2019
Irene M. Esteves

/s/ Paul Fulchino	Director	February 8, 2019
Paul Fulchino

/s/ Richard Gephardt	Director	February 8, 2019
Richard Gephardt

/s/ Ronald Kadish	Director	February 8, 2019
Ronald Kadish

/s/ John L. Plueger	Director	February 8, 2019
John L. Plueger

/s/ Laura Wright	Director	February 8, 2019
Laura Wright