Form 10-Q
period 2019-03-28
Spirit AeroSystems Holdings, Inc.
filed 2019-05-01
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 28, 2019
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

As of April 24, 2019, the registrant had 103,450,877 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 28, 2019	March 29, 2018
	($ in millions, except per share data)
Revenue	$1,967.8	$1,736.1
Operating costs and expenses
Cost of sales	1,658.3	1,511.0
Selling, general and administrative	63.6	56.2
Research and development	12.9	9.4
Total operating costs and expenses	1,734.8	1,576.6
Operating income	233.0	159.5
Interest expense and financing fee amortization	(18.8)	(11.3)
Other (expense) income, net	(11.0)	4.1
Income before income taxes and equity in net income of affiliate	203.2	152.3
Income tax provision	(40.1)	(27.5)
Income before equity in net income of affiliate	163.1	124.8
Equity in net income of affiliate	—	0.6
Net income	$163.1	$125.4
Earnings per share
Basic	$1.57	$1.11
Diluted	$1.55	$1.10

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended
	March 28, 2019	March 29, 2018
	($ in millions)
Net income	$163.1	$125.4
Changes in other comprehensive income (loss), net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of $0.1 and $0.2 for the three months ended, respectively	(0.3)	(0.6)
Unrealized foreign exchange loss on intercompany loan, net of tax effect of ($0.2) and ($0.4) for three months ended, respectively	0.9	1.6
Foreign currency translation adjustments	9.4	13.6
Total other comprehensive income	10.0	14.6
Total comprehensive income	$173.1	$140.0

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	March 28, 2019	December 31, 2018
	($ in millions)
Assets
Cash and cash equivalents	$1,228.4	$773.6
Restricted cash	0.3	0.3
Accounts receivable, net	618.9	545.1
Contract assets, short-term	556.9	469.4
Inventory, net	991.6	1,012.6
Other current assets	31.3	48.3
Total current assets	3,427.4	2,849.3
Property, plant and equipment, net	2,183.7	2,167.6
Right of Use assets	51.3	—
Contract assets, long-term	25.3	54.1
Pension assets	333.9	326.7
Other assets	276.1	288.2
Total assets	$6,297.7	$5,685.9
Liabilities
Accounts payable	$1,072.8	$902.6
Accrued expenses	329.0	313.1
Profit sharing	20.4	68.3
Current portion of long-term debt	32.4	31.4
Operating lease liabilities, short-term	5.6	—
Advance payments, short-term	19.8	2.2
Contract liabilities, short-term	148.9	157.9
Forward loss provision, short-term	15.2	12.4
Deferred revenue and other deferred credits, short-term	19.8	20.0
Deferred grant income liability - current	12.6	16.0
Other current liabilities	79.8	58.2
Total current liabilities	1,756.3	1,582.1
Long-term debt	2,214.9	1,864.0
Operating lease liabilities, long-term	45.7	—
Advance payments, long-term	212.1	231.9
Pension/OPEB obligation	33.8	34.6
Contract liabilities, long-term	383.5	369.8
Forward loss provision, long-term	156.5	170.6
Deferred revenue and other deferred credits	42.5	31.2
Deferred grant income liability - non-current	29.6	28.0
Other liabilities	101.7	135.6
Stockholders' Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 104,876,827 and 105,461,817 shares issued and outstanding, respectively	1.0	1.1
Additional paid-in capital	1,098.6	1,100.9
Accumulated other comprehensive loss	(194.9)	(196.6)
Retained earnings	2,871.9	2,713.2
Treasury stock, at cost (41,515,847 and 40,719,438 shares, respectively)	(2,456.0)	(2,381.0)
Total stockholders’ equity	1,320.6	1,237.6
Noncontrolling interest	0.5	0.5
Total equity	1,321.1	1,238.1
Total liabilities and equity	$6,297.7	$5,685.9
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2018	105,461,817	$1.1	$1,100.9	$(2,381.0)	$(196.6)	$2,713.2	$1,237.6
Net income	—	—	—	—	—	163.1	163.1
Adoption of ASU 2018-02	—	—	—	—	(8.3)	8.3	—
Dividends Declared(a)	—	—	—	—	—	(12.7)	(12.7)
Employee equity awards	351,459	—	7.7	—	—	—	7.7
Stock forfeitures	(27,604)	—	—	—	—	—	—
Net shares settled	(112,436)	—	(10.0)	—	—	—	(10.0)
SERP shares issued	—	—	—	—	—	—	—
Treasury shares	(796,409)	(0.1)	—	(75.0)	—	—	(75.1)
Other comprehensive gain	—	—	—	—	10.0	—	10.0
Balance — March 28, 2019	104,876,827	$1.0	$1,098.6	$(2,456.0)	$(194.9)	$2,871.9	$1,320.6

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2017	114,447,605	$1.1	$1,086.9	$(1,580.9)	$(128.5)	$2,422.4	$1,801.0
Net income	—	—	—	—	—	125.4	125.4
Adoption of ASC 606	—	—	—	—	—	(276.3)	(276.3)
Dividends Declared(a)	—	—	—	—	—	(11.5)	(11.5)
Employee equity awards	380,000	—	7.1	—	—	—	7.1
Stock forfeitures	(16,336)	—	—	—	—	—	—
Net shares settled	(141,595)	—	(12.7)	—	—	—	(12.7)
SERP shares issued	—	—	—	—	—	—	—
Treasury shares	(866,113)	—	—	(75.1)	—	—	(75.1)
Other comprehensive gain	—	—	—	—	14.6	—	14.6
Balance — March 29, 2018	113,803,561	$1.1	$1,081.3	$(1,656.0)	$(113.9)	$2,260.0	$1,572.5

(a) Cash dividends declared per common share were $0.12 for the three months ended March 28, 2019 and $0.10 for the three months ended March 29, 2018.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 28, 2019	March 29, 2018
Operating activities	($ in millions)
Net income	$163.1	$125.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	60.5	56.8
Amortization of deferred financing fees	0.8	0.8
Accretion of customer supply agreement	1.1	1.2
Employee stock compensation expense	7.7	7.1
Loss (Gain) from derivative instruments	9.6	(1.7)
Gain from foreign currency transactions	(0.1)	(1.6)
Gain on disposition of assets	(0.1)	(0.2)
Deferred taxes	8.1	(1.2)
Pension and other post-retirement benefits, net	(6.4)	(8.7)
Grant liability amortization	(5.7)	(5.1)
Equity in net income of affiliate	—	(0.6)
Forward loss provision	(11.3)	(36.9)
Changes in assets and liabilities
Accounts receivable	(68.8)	(96.6)
Inventory, net	23.5	45.3
Contract assets	(57.6)	(70.0)
Accounts payable and accrued liabilities	129.9	177.8
Profit sharing/deferred compensation	(48.0)	(93.1)
Advance payments	(2.2)	(25.3)
Income taxes receivable/payable	29.4	25.9
Contract liabilities	4.9	77.1
Deferred revenue and other deferred credits	11.6	2.6
Other	(7.8)	(12.4)
Net cash provided by operating activities	242.2	166.6
Investing activities
Purchase of property, plant and equipment	(40.8)	(48.2)
Other	0.1	0.2
Net cash used in investing activities	(40.7)	(48.0)
Financing activities
Proceeds from issuance of debt	250.0	—
Proceeds from revolving credit facility	100.0	—
Principal payments of debt	(2.6)	(1.7)
Payments on term loan	—	(6.2)
Taxes paid related to net share settlement awards	(10.0)	(12.7)
Purchase of treasury stock	(75.0)	(73.8)
Dividends paid	(12.7)	(11.5)
Net cash provided by (used in) financing activities	249.7	(105.9)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	—
Net increase in cash, cash equivalents, and restricted cash for the period	450.9	12.7
Cash, cash equivalents, and restricted cash, beginning of period	794.1	445.5
Cash, cash equivalents, and restricted cash, end of period	$1,245.0	$458.2

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Three Months Ended
	March 28, 2019	March 29, 2018
Cash and cash equivalents, beginning of the period	$773.6	$423.3
Restricted cash, short-term, beginning of the period	0.3	2.2
Restricted cash, long-term, beginning of the period	20.2	20.0
Cash, cash equivalents, and restricted cash, beginning of the period	$794.1	$445.5

Cash and cash equivalents, end of the period	$1,228.4	$437.9
Restricted cash, short-term, end of the period	0.3	0.4
Restricted cash, long-term, end of the period	16.3	19.9
Cash, cash equivalents, and restricted cash, end of the period	$1,245.0	$458.2
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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the three months ended March 28, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

In connection with the preparation of the condensed consolidated financial statements, the Company evaluated subsequent events through the date the financial statements were issued. The interim financial statements should be read in conjunction with the audited consolidated financial statements, including the notes thereto, included in the Company’s 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on February 8, 2019 (the “2018 Form 10-K”).

2.  Adoption of New Accounting Standards

Adoption of ASU 2016-02

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018. The Company adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective transition approach, with the cumulative effect of the initial application recognized at the date of adoption. Under this effective date method, financial results reported prior to the first quarter of 2019 are unchanged. The Company also chose to adopt the package of practical expedients.

The Company has reviewed all of its current active leases and has implemented the necessary processes and systems to comply with the requirements of ASU 2016-02. Upon adoption of ASU 2016-02, the Company recognized a Right of Use ("ROU") asset on its books for the net present value of all of its active leases with terms greater than 12 months, with an offsetting lease liability. The ROU asset and corresponding lease liability will be amortized over the course of the lease term, which includes all options that the Company expects it will exercise.

The Consolidated Balance Sheet impact of the adoption of the ASU 2016-02 was an increase to both assets and liabilities of $52.7M. The adoption of ASU 2016-02 did not have any material impact to net income or cash flows.

Adoption of ASU 2018-02

In February 2018, the FASB issued ASU No. 2018-02 (“ASU 2018-02”), Income Statement - Reporting Comprehensive Income (Topic 220). The guidance in ASU 2018-02 allows an entity to elect to reclassify the stranded tax effects related to the Tax Cuts

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

and Jobs Act of 2017 (the “TCJA”) from accumulated other comprehensive income into retained earnings. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. As a result of the adoption of ASU 2018-02 in the first quarter of 2019, the Company reclassified $8.3 from accumulated other comprehensive income into retained earnings on the condensed consolidated balance sheet.

3.  New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”), which modifies the disclosure requirements for defined benefit pension plans and other postretirement plans. ASU 2018-14 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

4.  Changes in Estimates

The Company has a periodic forecasting process in which management assesses the progress and performance of the Company’s programs. This process requires management to review each program’s progress by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated revenues and costs for the accounting contracts (and options if applicable), and any outstanding contract matters. Risks and opportunities include but are not limited to management’s judgment about the cost associated with the Company’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other program requirements. Due to the span of years it may take to completely satisfy the performance obligations for the accounting contracts (and options, if any) and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs is subject to many variables and, accordingly, is subject to change based upon judgment. When adjustments in estimated total consideration or estimated total cost are required, any changes from prior estimates for fully satisfied performance obligations are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by several factors including production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work, and contract modifications. For the first quarter of 2018, forward losses recorded relate primarily to the impact of the adoption of ASU 2017-07 related to pension.

Changes in estimates are summarized below:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended
Changes in Estimates	March 28, 2019	March 29, 2018
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Fuselage	$(1.2)	$(4.9)
Propulsion	(2.8)	(0.6)
Wing	(0.2)	1.4
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(4.2)	$(4.1)

(Forward Loss) and Changes in Estimates on Loss Programs by Segment
Fuselage	$3.7	$(11.6)
Propulsion	0.5	(3.4)
Wing	0.5	(3.5)
Total (Forward Loss) and Changes in Estimates on Loss Programs	$4.7	$(18.5)

Total Change in Estimate	$0.5	$(22.6)
EPS Impact (diluted per share based upon statutory rates)	$—	$(0.16)

5.  Accounts Receivable, net

Accounts receivable represent the Company’s unconditional rights to consideration, subject to the payment terms of the contract, for which only the passage of time is required before payment. Unbilled receivables are reflected under contract assets on the balance sheet. The Company determines an allowance for doubtful accounts based on a review of outstanding receivables that are charged off against the allowance after the potential for recovery is considered remote.

Accounts receivable, net consists of the following:

	March 28, 2019	December 31, 2018
Trade receivables	$579.9	$527.9
Other	39.4	17.9
Less: allowance for doubtful accounts	(0.4)	(0.7)
Accounts receivable, net	$618.9	$545.1

In October 2017, the Company entered into an agreement (the “Receivable Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the balance sheet. The Receivable Sales Agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party. The receivables under the Receivable Sales Agreement are sold without recourse to the third party financial institution. During 2019, $1,453.8 of accounts receivable have been sold via this arrangement. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is $4.6 for the three months ended March 28, 2019 and is included in Other income and expense. See Note 21, Other (Expense) Income, net.

6.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those for which performance obligations are expected to be fully satisfied within 12 months of contract origination. Contract assets, long-term are expected to be fully satisfied over periods greater than 12 months from contract origination. No impairments to contract assets were recorded for the period ended March 28, 2019.

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

	December 31, 2018	March 28, 2019	Change
Contract assets	$523.5	$582.2	$58.7
Contract liabilities	(527.7)	(532.4)	(4.7)
Net contract assets (liabilities)	$(4.2)	$49.8	$54.0

The increase in contract assets reflects the net impact of additional revenue recognized in excess of billed revenues during the period. The increase in contract liabilities reflects the net impact of additional deferred revenues recorded in excess of revenue recognized during the period. For the period ended March 28, 2019, the Company recognized $19.4 of revenue that was included in the contract liability balance at the beginning of the period.

7.  Revenue Disaggregation and Outstanding Performance Obligations
Disaggregation of Revenue
The Company disaggregates revenue based on the method of measuring satisfaction of the performance obligation either over time or at a point in time, based upon major customer, and based upon the location where products and services are transferred to the customer. Additionally, the Company’s principal operating segments and related revenue are noted in Note 22, Segment Information.

The following table shows disaggregated revenues for the three months ended March 28, 2019 and March 29, 2018:

	For the Three Months Ended
Revenue	March 28, 2019	March 29, 2018
Contracts with performance obligations satisfied over time	$1,479.7	$1,322.5
Contracts with performance obligations satisfied at a point in time	488.1	413.6
Total Revenue	$1,967.8	$1,736.1

The following table disaggregates revenue by major customer:

	For the Three Months Ended
Customer	March 28, 2019	March 29, 2018
Boeing	$1,548.4	$1,340.4
Airbus	329.8	314.5
Other	89.6	81.2
Total Revenue	$1,967.8	$1,736.1

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended
Location	March 28, 2019	March 29, 2018
United States	$1,627.9	$1,400.9
International
United Kingdom	209.5	198.5
Other	130.4	136.7
Total International	339.9	335.2
Total Revenue	$1,967.8	$1,736.1

Remaining Performance Obligations
Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2019	2020	2021	2022 and After
Unsatisfied performance obligations	$5,043.7	$6,336.1	$4,296.9	$619.2

8.  Inventory

Inventory consists of raw materials used in the production process, work-in-process, which is direct material, direct labor, overhead and purchases, and capitalized preproduction costs. Raw materials are stated at lower of cost (principally on an actual or average cost basis) or net realizable value. Capitalized pre-production costs include certain contract costs, including applicable overhead, incurred before a product is manufactured on a recurring basis. These costs are typically amortized over a period that is consistent with the satisfaction of the underlying performance obligations to which these relate.

	March 28, 2019	December 31, 2018
Raw materials	$248.3	$240.4
Work-in-process(1)	699.5	727.8
Finished goods	9.1	7.1
Product inventory	956.9	975.3
Capitalized pre-production	34.7	37.3
Total inventory, net	$991.6	$1,012.6

Product inventory, summarized in the table above, is shown net of valuation reserves of $50.9 and $55.2 as of March 28, 2019 and December 31, 2018, respectively. For contract blocks that have not closed, the following non-product inventory amounts were included in the summarized inventory table above.

(1)
Work-in-process inventory includes direct labor, direct material, overhead and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized using the input method. For the periods ended March 28, 2019 and December 31, 2018, work-in-process inventory includes $149.1 and $151.6, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

9.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	March 28, 2019	December 31, 2018
Land	$15.2	$15.0
Buildings (including improvements)	831.6	822.7
Machinery and equipment	1,754.3	1,697.0
Tooling	1,039.1	1,032.3
Capitalized software	272.4	269.2
Construction-in-progress	226.9	227.8
Total	4,139.5	4,064.0
Less: accumulated depreciation	(1,955.8)	(1,896.4)
Property, plant and equipment, net	$2,183.7	$2,167.6

Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $35.6 and $32.8 for the three months ended March 28, 2019 and March 29, 2018, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $4.3 and $4.4 for the three months ended March 28, 2019 and March 29, 2018, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluated its long-lived assets at its locations and determined no impairment was necessary for the period ended March 28, 2019.

10. Leases
The Company determines if an arrangement is a lease at the inception of a signed agreement. Operating leases are included in right-of-use ("ROU") assets (long-term), short-term operating lease liabilities, and long-term operating lease liabilities on the Company's consolidated balance sheet. Finance leases are included in Property, Plant and Equipment, current maturities of long-term debt, and long-term debt.
ROU assets represent the right of the Company to use an underlying asset for the length of the lease term, and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.
To determine the present value of lease payments, the Company uses its estimated incremental borrowing rate or the implicit rate, if readily determinable. The estimated incremental borrowing rate is based on information available at the lease commencement date, including any recent debt issuances and publicly available data for instruments with similar characteristics. The ROU asset also includes any lease payments made and excludes lease incentives.
The Company's lease terms may include options to extend or terminate the lease and, when it is reasonably certain that an option will be exercised, those options are included in the net present value calculation. Leases with a term of 12 months or less, which are primarily related to automobiles and manufacturing equipment, are not recorded on the balance sheet. The aggregate amount of lease cost for leases with a term of 12 months or less is not material.
The Company has lease agreements that include lease and non-lease components, which are generally accounted for separately. For certain leases (primarily related to IT equipment), the Company does account for the lease and non-lease components as a single lease component. A portfolio approach is applied to effectively account for the ROU assets and liabilities for the specific leases. The Company does not have any material leases containing variable lease payments or residual value guarantees. The Company also does not have any material subleases.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The Company currently has operating and finance leases for items such as manufacturing facilities, corporate offices, manufacturing equipment, transportation equipment, and vehicles. The Company's active leases have remaining lease terms that range between less than one year to 18 years, some of which include options to extend the leases for up to 30 years, and some of which include options to terminate the leases within one year.
Comparable information presented in the financial statements for periods prior to January 1, 2019 represent legacy GAAP treatment of leases. For more information on the effective date and transition approach for implementation, see Note 2, Adoption of New Accounting Standards.
For the three months ended March 28, 2019, total net lease cost was $4.4. This was comprised of $2.2 of operating lease costs, $1.8 amortization of assets related to finance leases, and $0.4 interest on finance lease liabilities.

Supplemental cash flow information related to leases was as follows:

For the Three Months Ended
March 28, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.2
Operating cash flows from finance leases	$0.4
Financing cash flows from finance leases	$1.8

ROU assets obtained in exchange for lease obligations:
Operating leases	$0.1
Finance Leases	$—
Supplemental balance sheet information related to leases:

March 28, 2019
Finance leases:
Property and equipment, gross	$59.0
Accumulated amortization	(12.3)
Property and equipment, net	$46.7

The weighted average remaining lease term as of March 28, 2019 for operating and finance leases was 10.8 years and 5.4 years, respectively. The weighted average discount rate as of March 28, 2019 for operating and finance leases was 5.6% and 4.2%, respectively. See Note 15, Debt, for current and non-current finance lease obligations.

As of March 28, 2019, remaining maturities of lease liabilities were as follows:

	2019	2020	2021	2022	2023	2024 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$6.3	$7.9	$7.2	$6.9	$5.8	$35.0	$69.1	$(17.8)	$51.3
Financing Leases	$7.3	$9.7	$9.7	$9.0	$7.5	$5.1	$48.3	$(3.7)	$44.6

As of March 28, 2019, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $3.0 and $168.0 for manufacturing equipment and facilities which are in various phases of construction or customization for the Company's ultimate use, with lease terms between 3 and 15 years. The Company's involvement in the construction and design process for these assets is generally limited to project management.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

11.  Other Assets

Other assets are summarized as follows:

	March 28, 2019	December 31, 2018
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	6.2	6.2
Total intangible assets	8.2	8.2
Less: Accumulated amortization - patents	(1.9)	(1.9)
Accumulated amortization - favorable leasehold interest	(5.0)	(4.9)
Intangible assets, net	1.3	1.4
Deferred financing
Deferred financing costs	41.7	41.7
Less: Accumulated amortization - deferred financing costs	(35.9)	(35.6)
Deferred financing costs, net	5.8	6.1
Other
Goodwill - Europe	2.4	2.4
Supply agreements(1)	14.3	14.6
Restricted cash - collateral requirements	16.3	20.2
Deferred Tax Asset - non-current	198.8	205.0
Other	37.2	38.5
Total	$276.1	$288.2

(1)    Certain payments accounted for as consideration paid by the Company to a customer being amortized as reductions to net revenues.

12.  Advance Payments

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement, that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing that suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015, and any repayments that otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1,001 through 1,120. On December 21, 2018, the Company signed the 2018 MOA with Boeing that again suspended the advance repayments beginning with line unit 818. The advance repayments will resume at a lower rate of $450,319 per shipset at line number 1135 and continue through line number 1605.

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of March 28, 2019, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $231.9.

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

The Company’s long-term debt includes a senior unsecured term loan and senior unsecured notes.  The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	March 28, 2019			December 31, 2018
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior unsecured term loan A (including current portion)	$454.7	$450.8	(2)	$204.7	$197.8	(2)
2018 Revolver	100.0	100.0	(2)	—	—	(2)
Senior unsecured notes due 2021	298.6	296.9	(1)	298.5	292.9	(1)
Senior unsecured notes due 2023	298.0	303.6	(1)	297.9	297.5	(1)
Senior unsecured notes due 2026	297.6	286.6	(1)	297.5	274.5	(1)
Senior unsecured notes due 2028	693.6	696.6	(1)	693.5	663.0	(1)
Total	$2,142.5	$2,134.5		$1,792.1	$1,725.7

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

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

Interest Rate Swaps

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps, using Level 2 inputs, was an asset of $1.4 and $2.2 as of March 28, 2019 and December 31, 2018, respectively. For the three months ended March 28, 2019, the Company recorded a loss related to swap activity of $0.4.

Foreign Currency Forward Contract

On May 1, 2018, the Company and its wholly-owned subsidiary Spirit AeroSystems Belgium Holdings BVBA (“Spirit Belgium”) entered into a definitive agreement (as amended, the “Purchase Agreement”) with certain private sellers pursuant to which Spirit Belgium will purchase all of the issued and outstanding equity of S.R.I.F. N.V., the parent company of Asco Industries N.V. (“Asco”) for $604.0 in cash, subject to certain customary closing adjustments, including foreign currency adjustments. A significant portion of the purchase price in the Asco acquisition is payable in Euros and, accordingly, movements in the Euro exchange rate could cause the purchase price to fluctuate, affecting our cash flows.

To minimize the risk of currency exchange rate movements on the Company's cash flows, the Company entered into foreign currency forward contracts; however the Company has not designated these forward contracts as a hedge and has not applied hedge accounting to them. During the second quarter of 2018, to reduce the Euro exchange rate exposure of the purchase of Asco, the Company entered into a foreign currency forward contract in the amount of $580.0; this foreign currency forward contract was net settled in the third quarter of 2018 and a new contract was entered during the fourth quarter of 2018 in the amount of $568.3; this contract was net settled and a third contract was entered into with a settlement date in the first quarter of 2019 in the amount of $547.7. The third contract was settled at the end of the first quarter of 2019 and a fourth contract was entered into in the amount of $542.1 with a settlement date in the second quarter of 2019. The fair value of the foreign currency forward contract, using Level 2 inputs, was a liability of $2.9 as of March 28, 2019. The Company recorded a net loss related to foreign currency forward contract activity of $14.6 for the three months ended March 28, 2019.

15.  Debt

Total debt shown on the balance sheet is comprised of the following:

	March 28, 2019		December 31, 2018
	Current	Noncurrent	Current	Noncurrent
Senior unsecured term loan A	$22.7	$432.0	$22.7	$182.0
Revolver	—	100.0	—	—
Floating Rate Notes	—	298.6	—	298.5
Senior notes due 2023	—	298.0	—	297.9
Senior notes due 2026	—	297.6	—	297.5
Senior notes due 2028	—	693.6	—	693.5
Present value of capital lease obligations	8.1	36.5	7.1	35.3
Other	1.6	58.6	1.6	59.3
Total	$32.4	$2,214.9	$31.4	$1,864.0

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

In March 2019 the Company drew $250.0 on the Delayed Draw Term Loan and $100.0 on the 2018 Revolver. The 2018 Revolver had an unutilized amount of $700.0 as of March 28, 2019.

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

As of March 28, 2019, the outstanding balance of the 2018 Term Loan was $456.3 and the carrying value was $454.7.

Senior Notes

Floating Rate, 2023, and 2028 Notes

On May 30, 2018, Spirit entered into an Indenture (the “Indenture”) by and among Spirit, the Company and The Bank of New York Mellon Trust Company, N.A. (the “Trustee”), as trustee in connection with Spirit’s offering of $300.0 aggregate principal amount of its Senior Floating Rate Notes due 2021 (the “Floating Rate Notes”), $300.0 aggregate principal amount of its 3.950% Senior Notes due 2023 (the “2023 Notes”) and $700.0 aggregate principal amount of its 4.600% Senior Notes due 2028 (the “2028 Notes” and, together with the Floating Rate Notes and the 2023 Notes, the “New Notes”). The Company guaranteed Spirit’s obligations under the New Notes on a senior unsecured basis (the “Guarantees”).

The Floating Rate Notes bear interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. The 2023 Notes bear interest at a rate of 3.950% per annum and mature on June 15, 2023. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2023 Notes and 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $300.0, $300.0, and $700.0 as of March 28, 2019, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $298.6, $298.0, and $693.6 as of March 28, 2019, respectively.

The New Notes and the Guarantees have been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to a Registration Statement on Form S-3 (No. 333-211423) previously filed with the SEC under the Securities Act.

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

2026 Notes

In June 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of March 28, 2019, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $297.6. The Company guarantees Spirit's obligations under the 2026 Notes on a senior unsecured basis.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended
Components of Net Periodic Pension Expense/(Income)	March 28, 2019	March 29, 2018
Service cost	$0.3	$0.2
Interest cost	10.1	9.3
Expected return on plan assets	(16.7)	(17.5)
Amortization of net loss	0.4	—
Net periodic pension (income) expense	$(5.9)	$(8.0)

	Other Benefits
	For the Three Months Ended
Components of Other Benefit Expense	March 28, 2019	March 29, 2018
Service cost	$0.2	$0.3
Interest cost	0.3	0.3
Amortization of prior service cost	(0.2)	(0.2)
Amortization of net gain	(0.6)	(0.6)
Net periodic other benefit (income) expense	$(0.3)	$(0.2)

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $7.0 for the Supplemental Executive Retirement Plan (“SERP”) and post-retirement medical plans in 2019.  The Company’s projected contributions to the U.K. pension plan for 2019 are $1.8. The entire amount contributed can vary based on exchange rate fluctuations.

17.  Stock Compensation

The Company recognized a net total of $7.7 and $7.1 of stock compensation expense, for the three months ended March 28, 2019 and March 29, 2018, respectively.

During the three months ended March 28, 2019, 227,061 shares, 52,478 shares, and 71,920 shares of class A common stock (the "Common Stock") with aggregate grant date fair values of $20.9, $6.5 and $6.5 were granted under the service-based, market-based, and performance based portions of the Company’s LTIAs, respectively. Additionally, 323,856 shares of Common Stock with an aggregate grant date fair value of $19.2 that were LTIAs vested during the three months ended March 28, 2019.

18. Income Taxes

The process for calculating the Company’s income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax asset at

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

March 28, 2019, and December 31, 2018, was $197.9 and $204.2, respectively. The difference is primarily due to the creation of deductible temporary differences and utilization of taxable temporary differences within the current year.

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

In January 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (“Topic 220”); Reclassification of Certain Tax effects from Accumulated Other Comprehensive Income (“AOCI”), which gives entities the option to reclassify to retained earnings the tax effects resulting from the Tax Cuts and Job Act that are stranded in AOCI. The adoption of this standard did not have a material effect to the Company’s consolidated financial statements.

The 19.8% effective tax rate for the three months ended March 28, 2019 differs from the 18.0% effective tax rate for the same period of 2018 primarily due to higher tax effect of the Global Intangible Low-Taxed Income and decreased benefit for share based compensation excess tax benefit in the first quarter of 2019.

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

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of March 28, 2019, no treasury shares have been reissued or retired.

During the period ended March 28, 2019, the Company repurchased 0.8 million shares of its Common Stock for $75.0. As a result, the total authorization amount remaining in the 2017 Share Repurchase Program is approximately $925.0.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	March 28, 2019			March 29, 2018
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$163.0	104.0	$1.57	$125.3	112.9	$1.11
Income allocated to participating securities	0.1	0.1		0.1	0.1
Net income	$163.1			$125.4

Diluted potential common shares		1.2			1.1
Diluted EPS
Net income	$163.1	105.3	$1.55	$125.4	114.1	$1.10

Included in the outstanding common shares were 1.4 million and 1.5 million of issued but unvested shares at March 28, 2019 and March 29, 2018, respectively, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	March 28, 2019	December 31, 2018
Pension(1)	$(128.4)	$(116.7)
SERP/Retiree medical(1)	20.3	17.2
Foreign currency impact on long term intercompany loan	(16.5)	(17.4)
Currency translation adjustment	(70.3)	(79.7)
Total accumulated other comprehensive loss	$(194.9)	$(196.6)

(1) March 28, 2019 balances include Pension and SERP/Retiree medical reclassifications to retained earnings of $12.0 and ($3.7), respectively, as a result of adopting ASU 2018-02. See Note 2, Adoption of New Accounting Standards.

20.  Commitments, Contingencies and Guarantees

Litigation

From time to time, the Company is subject to, and is presently involved in, litigation, legal proceedings, or other claims arising in the ordinary course of business. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available, the Company believes that, on a basis of information presently available, none of these items, when finally resolved, will have a material adverse effect on the Company’s long-term financial position or liquidity.

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

Guarantees

Outstanding guarantees were $27.3 at both March 28, 2019 and December 31, 2018.

Restricted Cash - Collateral Requirements

The Company was required to maintain $16.3 and $20.2 of restricted cash as of March 28, 2019 and December 31, 2018, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets.

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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was$8.0 and $41.0 as of March 28, 2019, and December 31, 2018, respectively. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however, the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $12.0 as of March 28, 2019, and $34.0 as of December 31, 2018.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The following is a roll forward of the service warranty and extraordinary rework balance at March 28, 2019:

Balance, December 31, 2018	$104.8
Charges to costs and expenses	(7.9)
Payouts	(0.2)
Impact of TGI Settlement(1)	(25.0)
Exchange rate	0.3
Balance, March 28, 2019	$72.0

(1) Due to a settlement on outstanding warranty issues in the first quarter of 2019 $25.0 of warranty provision was reclassified to accounts payable and is scheduled to be paid in the second quarter of 2019.

21.  Other (Expense) Income, Net

Other (expense) income, net is summarized as follows:

	For the Three Months Ended
	March 28, 2019	March 29, 2018
Kansas Development Finance Authority bond	$1.2	$1.2
Rental and miscellaneous income	0.1	0.1
Interest income	3.2	1.2
Foreign currency losses	(2.0)	(3.1)
Loss on foreign currency contract, net of settlement	(15.4)	—
Loss on sale of accounts receivable	(4.6)	(3.7)
Pension Income	6.5	8.4
Total	$(11.0)	$4.1

Foreign currency losses are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.

22.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems, and Wing Systems. Revenue from Boeing represents a substantial portion of the Company's revenues in all segments. Wing Systems also includes significant revenues from Airbus. Approximately 95% of the Company's net revenues for the three months ended March 28, 2019, came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development, and unallocated cost of sales.

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

The following table shows segment revenues and operating income for the three months ended March 28, 2019 and March 29, 2018:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	Three Months Ended
	March 28, 2019	March 29, 2018
Segment Revenues
Fuselage Systems	$1,069.6	$962.7
Propulsion Systems	485.7	394.5
Wing Systems	407.9	377.0
All Other	4.6	1.9
	$1,967.8	$1,736.1
Segment Operating Income (Loss)
Fuselage Systems	$138.9	$119.7
Propulsion Systems	95.5	52.9
Wing Systems	65.8	50.8
All Other	1.2	(1.0)
	301.4	222.4
SG&A	(63.6)	(56.2)
Research and development	(12.9)	(9.4)
Unallocated cost of sales	8.1	2.7
Total operating income	$233.0	$159.5

23.  Asco Acquisition

On May 1, 2018, the Company and its wholly-owned subsidiary Spirit Belgium entered into the Purchase Agreement pursuant to which Spirit Belgium will purchase all of the issued and outstanding equity of Asco, a leading supplier of high lift wing structures, mechanical assemblies and major functional components to major OEMs and Tier I suppliers in the global commercial aerospace and military markets, for the translated amount of $604.0 in cash, subject to certain customary closing adjustments, including foreign currency adjustments. The definitive agreement is subject to customary closing conditions, including regulatory approvals and customer consents.

Acquisition-related expenses were $2.8 for the three months ended March 28, 2019 and are included in selling, general and administrative costs on the condensed and consolidated statements of operations.

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

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

(i)	Holdings, as the parent guarantor of the Notes, as further detailed in Note 15, Debt;

(ii)	Spirit, as issuer of the Notes;

(iii)	The Company’s subsidiaries (the “Non-Guarantor Subsidiaries”), on a combined basis;

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Three Months Ended March 28, 2019

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$1,765.2	$373.2	$(170.6)	$1,967.8
Operating costs and expenses
Cost of sales	—	1,500.3	328.6	(170.6)	1,658.3
Selling, general and administrative	2.3	56.5	4.8	—	63.6
Research and development	—	11.4	1.5	—	12.9
Total operating costs and expenses	2.3	1,568.2	334.9	(170.6)	1,734.8
Operating (loss) income	(2.3)	197.0	38.3	—	233.0
Interest expense and financing fee amortization	—	(18.8)	(1.0)	1.0	(18.8)
Other income (expense), net	—	(8.4)	(1.6)	(1.0)	(11.0)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(2.3)	169.8	35.7	—	203.2
Income tax benefit (provision)	0.5	(34.7)	(5.9)	—	(40.1)
(Loss) income before equity in net income of affiliate and subsidiaries	(1.8)	135.1	29.8	—	163.1
Equity in net income of affiliate	—	—	—	—	—
Equity in net income of subsidiaries	164.9	29.8	—	(194.7)	—
Net income	163.1	164.9	29.8	(194.7)	163.1
Other comprehensive (loss) income	10.0	10.0	10.4	(20.4)	10.0
Comprehensive income (loss)	$173.1	$174.9	$40.2	$(215.1)	$173.1

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
March 28, 2019

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$1,160.9	$67.5	$—	$1,228.4
Restricted cash	—	0.3	—	—	0.3
Accounts receivable, net		619.3	347.3	(347.7)	618.9
Contract assets, short-term	—	507.0	49.9	—	556.9
Inventory, net	—	676.8	314.8	—	991.6
Other current assets	—	28.9	2.4	—	31.3
Total current assets	—	2,993.2	781.9	(347.7)	3,427.4
Property, plant and equipment, net	—	1,686.4	497.3	—	2,183.7
Right of Use assets	—	44.0	7.3	—	51.3
Contract assets, long-term	—	14.6	10.7	—	25.3
Pension assets, net	—	313.4	20.5	—	333.9
Investment in subsidiary	1,321.1	739.2	—	(2,060.3)	—
Other assets	—	344.9	124.9	(193.7)	276.1
Total assets	$1,321.1	$6,135.7	$1,442.6	$(2,601.7)	$6,297.7
Liabilities
Accounts payable	$—	$1,002.2	$418.5	$(347.9)	$1,072.8
Accrued expenses	—	292.0	36.7	0.3	329.0
Profit sharing	—	18.4	2.0	—	20.4
Current portion of long-term debt	—	31.5	0.9	—	32.4
Operating lease liabilities, short-term	—	5.0	0.6	—	5.6
Advance payments, short-term	—	19.8	—	—	19.8
Contract liabilities, short-term	—	148.3	0.6	—	148.9
Forward loss provision, long-term	—	15.2	—	—	15.2
Deferred revenue and other deferred credits, short-term	—	19.1	0.7	—	19.8
Deferred grant income liability - current	—	—	12.6	—	12.6
Other current liabilities	—	71.8	8.0	—	79.8
Total current liabilities	—	1,623.3	480.6	(347.6)	1,756.3
Long-term debt	—	2,207.9	100.2	(93.2)	2,214.9
Operating lease liabilities, long-term	—	39.0	6.7	—	45.7
Advance payments, long-term	—	212.1	—	—	212.1
Pension/OPEB obligation	—	33.8	—	—	33.8
Contract liabilities, long-term	—	383.5	—	—	383.5
Forward loss provision, long-term	—	156.5	—	—	156.5
Deferred grant income liability - non-current	—	9.3	20.3	—	29.6
Deferred revenue and other deferred credits	—	40.2	2.3	—	42.5
Other liabilities	—	188.9	13.4	(100.6)	101.7
Total equity	1,321.1	1,241.2	819.1	(2,060.3)	1,321.1
Total liabilities and stockholders’ equity	$1,321.1	$6,135.7	$1,442.6	$(2,601.7)	$6,297.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
December 31, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$705.0	$68.6	$—	$773.6
Restricted cash	—	0.3	—	—	0.3
Accounts receivable, net	—	593.0	310.2	(358.1)	545.1
Inventory, net	—	696.0	316.6	—	1,012.6
Contract assets, short-term	—	420.8	48.6	—	469.4
Other current assets	—	45.3	3.0	—	48.3
Total current assets	—	2,460.4	747.0	(358.1)	2,849.3
Property, plant and equipment, net	—	1,670.8	496.8	—	2,167.6
Contract assets, long-term	—	54.1	—	—	54.1
Pension assets, net	—	307.0	19.7	—	326.7
Investment in subsidiary	1,238.0	699.0	—	(1,937.0)	—
Other assets	—	357.1	127.5	(196.4)	288.2
Total assets	$1,238.0	$5,548.4	$1,391.0	$(2,491.5)	$5,685.9
Liabilities
Accounts payable	$—	$855.2	$405.6	$(358.2)	$902.6
Accrued expenses	—	276.7	36.3	0.1	313.1
Profit sharing	—	62.6	5.7	—	68.3
Current portion of long-term debt	—	30.5	0.9	—	31.4
Advance payments, short-term	—	2.2	—	—	2.2
Contract liabilities, short-term	—	157.3	0.6	—	157.9
Forward loss provision, long-term	—	12.4	—	—	12.4
Deferred revenue and other deferred credits, short-term	—	19.5	0.5	—	20.0
Deferred grant income liability - current	—	—	16.0	—	16.0
Other current liabilities	—	52.4	5.8	—	58.2
Total current liabilities	—	1,468.8	471.4	(358.1)	1,582.1
Long-term debt		1,856.6	103.2	(95.8)	1,864.0
Advance payments, long-term	—	231.9	—	—	231.9
Pension/OPEB obligation	—	34.6	—	—	34.6
Contract liabilities, long-term	—	369.8	—	—	369.8
Forward loss provision, long-term	—	170.6	—	—	170.6
Deferred grant income liability - non-current	—	5.9	22.1	—	28.0
Deferred revenue and other deferred credits	—	28.8	2.4	—	31.2
Other liabilities	—	223.3	12.9	(100.6)	135.6
Total equity	1,238.0	1,158.1	779.0	(1,937.0)	1,238.1
Total liabilities and stockholders’ equity	$1,238.0	$5,548.4	$1,391.0	$(2,491.5)	$5,685.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 28, 2019

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$197.4	$44.8	$—	$242.2
Investing activities
Purchase of property, plant and equipment	—	(29.3)	(11.5)	—	(40.8)
Other	—	0.1	—	—	0.1
Net cash used in investing activities	—	(29.2)	(11.5)	—	(40.7)
Financing activities
Proceeds from issuance of debt	—	250.0	—	—	250.0
Proceeds from revolving credit facility	—	100.0	—	—	100.0
Principal payments of debt	—	(2.4)	(0.2)	—	(2.6)
Proceeds (payments) from intercompany debt	—	34.0	(34.0)	—	—
Taxes paid related to net share settlement of awards	—	(10.0)	—	—	(10.0)
Proceeds (payments) from subsidiary for purchase of treasury stock	75.0	(75.0)	—	—	—
Purchase of treasury stock	(75.0)	—	—	—	(75.0)
Proceeds (payments) from subsidiary for dividends paid	12.7	(12.7)	—	—	—
Dividends Paid	(12.7)	—	—	—	(12.7)
Net cash used in financing activities	—	283.9	(34.2)	—	249.7
Effect of exchange rate changes on cash and cash equivalents	—	—	(0.3)	—	(0.3)
Net decrease in cash and cash equivalents for the period	—	452.1	(1.2)	—	450.9
Cash, cash equivalents, and restricted cash, beginning of period	—	725.5	68.6	—	794.1
Cash, cash equivalents, and restricted cash, end of period	$—	$1,177.6	$67.4	$—	$1,245.0

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 29, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$119.7	$46.9	$—	$166.6
Investing activities
Purchase of property, plant and equipment	—	(43.4)	(4.8)	—	(48.2)
Other	—	0.2	—	—	0.2
Net cash used in investing activities	—	(43.2)	(4.8)	—	(48.0)
Financing activities
Principal payments of debt	—	(1.3)	(0.4)	—	(1.7)
Payments on term loan	—	(6.2)	—	—	(6.2)
Proceeds (payments) from intercompany debt	—	46.4	(46.4)	—	—
Taxes paid related to net share settlement of awards	—	(12.7)	—	—	(12.7)
Proceeds (payments) from subsidiary for purchase of treasury stock	73.8	(73.8)	—	—	—
Purchase of treasury stock	(73.8)	—	—	—	(73.8)
Proceeds (payments) from subsidiary for dividends paid	11.5	(11.5)	—	—	—
Dividends Paid	(11.5)	—	—	—	(11.5)
Net cash used in financing activities	—	(59.1)	(46.8)	—	(105.9)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Net decrease in cash and cash equivalents for the period	—	17.4	(4.7)	—	12.7
Cash, cash equivalents, and restricted cash, beginning of period	—	387.3	58.2	—	445.5
Cash, cash equivalents, and restricted cash, end of period	$—	$404.7	$53.5	$—	$458.2

25.  Subsequent Event

On April 12, 2019, Boeing and the Company executed a Memorandum of Agreement (the “MOA”) relating to Spirit’s production of aircraft with respect to the B737 program. As previously announced by the Company on April 5, 2019, Spirit will maintain its delivery rate of 52 shipsets per month with respect to the B737 program following Boeing’s announced temporary adjustment in the production rate from 52 to 42 aircraft per month. The MOA establishes that all B737 shipsets produced in excess of Boeing’s production rate (collectively, the “incremental shipsets”) will be deemed to be delivered to Boeing “FOB” at Spirit’s facilities, which will trigger Boeing’s payment obligations for the incremental shipsets. Pursuant to the MOA, if requested by Boeing and Spirit has available storage space, Spirit will maintain the incremental shipsets at Spirit’s facilities; however, title to and risk of any loss of or damage to the incremental shipsets will be transferred to Boeing except to the extent loss or damage results from Spirit’s fault or negligence. Pursuant to the MOA, Spirit has agreed to be responsible for any incremental costs associated with storage of the incremental shipsets. The parties also agreed to certain advance payments for material purchases (all of which are repayable).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report"). The following section may include “forward-looking statements.” Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “should,” “target,” “will,” “would,” and other similar words, or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following: 1) our ability to continue to grow our business and execute our growth strategy, including the timing, execution, and profitability of new and maturing programs; 2) our ability to perform our obligations under our new and maturing commercial, business aircraft, and military development programs, and the related recurring production, including our ability to meet contractually required production rate increases; 3) our ability to accurately estimate and manage performance, cost, and revenue under our contracts, including our ability to achieve certain cost reductions with respect to the B787 program and other programs; 4) margin pressures and the potential for additional forward losses on new and maturing programs; 5) our ability and our suppliers’ ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft and expanding model mixes; 6) the effect on aircraft demand and build rates of changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market and expanding conflicts or political unrest; 7) customer cancellations or deferrals as a result of global economic uncertainty or otherwise; 8) the effect of economic conditions in the industries and markets in which we operate in the U.S. and globally and any changes therein, including fluctuations in foreign currency exchange rates; 9) the success and timely execution of key milestones such as the receipt of necessary regulatory approvals, including our ability to obtain in a timely fashion any required regulatory or other third party approvals for the consummation of our announced acquisition of Asco, and customer adherence to their announced schedules; 10) our ability to successfully negotiate, or re-negotiate, future pricing under our supply agreements with Boeing and our other customers; 11) our ability to enter into profitable supply arrangements with additional customers; 12) the ability of all parties to satisfy their performance requirements, including our ability to timely deliver quality products, under existing supply contracts with our two major customers, Boeing and Airbus, and other customers, and the risk of non-payment by such customers; 13) any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals, or reduced orders by their customers or from labor disputes, domestic or international hostilities, acts of terrorism, or government action such as mandatory aircraft fleet grounding; 14) any adverse impact on the demand for air travel or our operations from the outbreak of diseases or epidemic or pandemic outbreaks; 15) our ability to avoid or recover from cyber-based or other security attacks, information technology failures, or other disruptions; 16) returns on pension plan assets and the impact of future discount rate changes on pension obligations; 17) our ability to borrow additional funds or refinance debt; 18) competition from or in-sourcing by commercial aerospace original equipment manufacturers and competition from other aerostructures suppliers; 19) the effect of governmental laws, such as U.S. export control laws and U.S. and foreign anti-bribery laws such as the Foreign Corrupt Practices Act and the United Kingdom Bribery Act, and environmental laws and agency regulations, both in the U.S. and abroad; 20) the effect of changes in tax law, such as the effect of The Tax Cuts and Jobs Act that was enacted on December 22, 2017, and changes to the interpretations of or guidance related thereto, and the Company’s ability to accurately calculate and estimate the effect of such changes; 21) any reduction in our credit ratings; 22) our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components; 23) our ability to recruit and retain a critical mass of highly skilled employees and our relationships with the unions representing many of our employees, including our ability to avoid labor disputes and work stoppages with respect to our union employees; 24) spending by the U.S. and other governments on defense; 25) the possibility that our cash flows and our credit facility may not be adequate for our additional capital needs or for payment of interest on, and principal of, our indebtedness; 26) our exposure under our revolving credit facility to higher interest payments should interest rates increase substantially; 27) the effectiveness of any interest rate hedging programs; 28) the effectiveness of our internal control over financial reporting; 29) the outcome or impact of ongoing or future litigation, claims, and regulatory actions; 30) our exposure to potential product liability and warranty claims; 31) our ability to effectively assess, manage and integrate acquisitions that we pursue, including our ability to successfully integrate the Asco business and generate synergies and other cost savings; 32) the consummation of our announced acquisition of Asco while avoiding any unexpected costs, charges, expenses, and adverse changes to business relationships and other business disruptions for ourselves and Asco as a result of the acquisition; 33) our ability to continue selling certain receivables through our supplier financing program; 34) the risks of doing business internationally, including fluctuations in foreign currency exchange rates, impositions of tariffs or embargoes, trade restrictions, compliance with foreign laws, and domestic and foreign government policies; 35) prolonged periods of inflation where we do not have adequate inflation protection in our customer contracts, among other things; and 36) the timing and conditions surrounding the return to service of the 737 MAX fleet and related impacts on our production rate.

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You should review carefully the section captioned “Risk Factors” in the Company’s 2018 Form 10-K for a more complete discussion of these and other factors that may affect our business.

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

Our 2019 focus continues to revolve around our operational execution, with a focus on safety and quality while working to meet our customers' requirements for production rate changes. We will also be working throughout the year to complete our acquisition of Asco and gain efficiencies through this integration. In addition, we will continue to pursue organic and inorganic options for growth as the global market continues to evolve.

B737 Program

Throughout 2018 and in to the first quarter of 2019, the B737 program has increased in production rate to meet increased demand. As we worked to meet these increasing rates we have experienced production challenges, including supplier disruption, model mix changes, and other challenges that have resulted in additional production costs recognized throughout 2018. A recovery plan was implemented in the first half of 2018, and we were able to recover to schedule during the fourth quarter of 2018. During the first quarter of 2019, we improved operational performance despite some continued shortages from certain suppliers.

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. On April 5, 2019, Boeing announced that it would make a temporary adjustment in the production rate of the B737 MAX aircraft from 52 to 42 aircraft per month. Subsequent to Boeing’s announcement, we announced that, to minimize supply chain disruption, Spirit would maintain a B737 delivery rate of 52 shipsets per month.

On April 12, 2019, Boeing and Spirit executed a Memorandum of Agreement (the “MOA”) relating to Spirit’s production of aircraft with respect to the B737 program. The MOA memorialized that Spirit would maintain a delivery rate of 52 shipsets per month with respect to the B737 program unless advised otherwise. The MOA further established that all B737 shipsets produced in excess of Boeing’s production rate (collectively, the “incremental shipsets”) will be deemed to be delivered to Boeing “FOB” at Spirit’s facilities, which will trigger Boeing’s payment obligations for the incremental shipsets. Pursuant to the MOA, if requested by Boeing and Spirit has available storage space, Spirit will maintain the incremental shipsets at Spirit’s facilities; however, title to and risk of any loss of or damage to the incremental shipsets will be transferred to Boeing except to the extent loss or damage results from Spirit’s fault or negligence. Pursuant to the MOA, Spirit has agreed to be responsible for any incremental costs associated with storage of the incremental shipsets, which is expected to be immaterial. The parties also agreed to certain advance payments for material purchases (all of which are repayable).

We will continue to work very closely with Boeing and our supply base to minimize the disruption to our operations as much as possible.

Asco Acquisition

On May 1, 2018, the Company and its wholly-owned subsidiary Spirit Belgium entered into the Purchase Agreement pursuant to which Spirit Belgium will purchase all of the issued and outstanding equity of Asco, a leading supplier of high lift wing structures, mechanical assemblies and major functional components to major OEMs and Tier I suppliers in the global commercial aerospace and military markets, for the translated amount of $650.0 million in cash, subject to certain customary closing adjustments, including foreign currency adjustments. The Purchase Agreement was amended on March 19, 2019 to reflect a reduced purchase price of $604.0 million in cash, and again on March 27, 2019, to extend the long-stop date of the Purchase Agreement to May 4, 2019. The closing of the transaction is subject to customary closing conditions, including regulatory approvals and customer consents.

One of the closing conditions to the transaction is receipt of clearance from the European Commission (the “Commission”). The Commission initially raised competition concerns with respect to the acquisition and, as a remedy, the parties agreed to structurally modify the set-up of Belairbus, one of the joint ventures of which Asco is a party, and further take certain actions with respect to commercially sensitive information in Asco’s possession (collectively, the “Commitments”). The transaction received clearance from the Commission on March 20, 2019, conditioned upon full compliance with the Commitments. The parties are working to satisfy the requirements of the Commitments in order to receive final approval from the Commission to close the transaction.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended
	March 28, 2019	March 29, 2018
	($ in millions)
Revenue	$1,967.8	$1,736.1
Cost of sales	1,658.3	1,511.0
Gross profit	309.5	225.1
Selling, general and administrative	63.6	56.2
Research and development	12.9	9.4
Operating income	233.0	159.5
Interest expense and financing fee amortization	(18.8)	(11.3)
Other (expense) income, net	(11.0)	4.1
Income before income taxes and equity in net income of affiliate	203.2	152.3
Income tax provision	(40.1)	(27.5)
Income before equity in net income of affiliate	163.1	124.8
Equity in net income of affiliate	—	0.6
Net income	$163.1	$125.4

Comparative shipset deliveries by model are as follows:

	Three Months Ended
Model	March 28, 2019	March 29, 2018
B737	152	128
B747	1	1
B767	8	8
B777	13	9
B787	42	37
Total Boeing	216	183
A220 (1)	8	0
A320 Family	178	162
A330	9	16
A350	28	28
A380	1	2
Total Airbus	224	208
Business and Regional Jets (1)	13	20
Total	453	411

(1) Airbus acquired the majority ownership in the C-Series program (subsequently renamed as the A220 program) in July 2018; all C-Series deliveries prior to the third quarter 2018 are included in the Business and Regional Jets and all A220 deliveries subsequent to the acquisition are included in A220.

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

Net revenues by prime customer are as follows:

	Three Months Ended
Prime Customer	March 28, 2019	March 29, 2018
	($ in millions)
Boeing	$1,548.4	$1,340.4
Airbus	329.8	314.5
Other	89.6	81.2
Total net revenues	$1,967.8	$1,736.1

Changes in Estimates

During the first quarter of 2019, we recognized total changes in estimates of $0.5 million, which included favorable changes in estimates on forward loss programs of $4.7 million, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2019 of $4.2 million. During the same period in the prior year, we recognized unfavorable total changes in estimates of $22.6 million, which included net forward loss charges of $18.5 million, and unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2018 of $4.1 million.

Three Months Ended March 28, 2019 as Compared to Three Months Ended March 29, 2018

Revenue.  Revenues for the three months ended March 28, 2019 were $1,967.8 million, an increase of $231.7 million, or 13.3%, compared to net revenues of $1,736.1 million for the same period in the prior year. Higher revenues were recorded for all segments during the first quarter of 2018 compared to the same period in the prior year. The increase in revenues was primarily due to higher production activity on the B737 and B787 programs, increased revenue recognized on the B787 due to contractual terms agreements, and increased defense related work, partially offset by lower production deliveries on the A330 program. Approximately 95% of Spirit’s net revenues for the first quarter of 2019 came from our two largest customers, Boeing and Airbus.

Total production deliveries to Boeing increased to 216 shipsets during the first quarter of 2019, compared to 183 shipsets delivered in the same period of the prior year, primarily driven by increased production on the B737 and B787 programs, partially offset by decreased production on the B777 program. Total production deliveries to Airbus increased to 224 shipsets during the first quarter of 2019, compared to 208 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 program and the transfer of the A220 program to total Airbus deliveries in the third quarter of 2018, partially offset by decreased A330 deliveries. Total production deliveries of business/regional jet wing and wing components decreased to 13 shipsets during the first quarter of 2019, compared to 20 shipsets delivered in the same period of the prior year, due to the transfer of the A220 program to total Airbus deliveries in the third quarter of 2018. In total, production deliveries increased to 453 shipsets during the first quarter of 2019, compared to 411 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $309.5 million for the three months ended March 28, 2019, compared to $225.1 million for the same period in the prior year. This increase was driven by the absence of forward loss charges on the B787 program recorded in the first quarter of 2018 and increased margins recognized on the B737, B777, and A350 programs. In the first quarter of 2019, we recognized $4.2 million of unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2019, and $4.7 million of favorable changes in estimates on forward loss programs. In the same period of 2018, we recorded $4.1 million of unfavorable cumulative catch-up adjustments related to periods prior to the first quarter of 2018, and $18.5 million of net forward loss charges.

SG&A and Research and Development.  SG&A expense was $7.4 million higher for the three months ended March 28, 2019, compared to the same period in the prior year related to costs incurred related to the anticipated purchase of Asco and increased headcount. Research and development expense was $3.5 million higher for the three months ended March 28, 2019, compared to the same period in the prior year, primarily due to more internal projects underway.

Operating Income.  Operating income for the three months ended March 28, 2019 was $233.0 million, an increase of $73.5 million, or 46.1% compared to operating income of $159.5 million for the same period in the prior year. The increase in operating income was driven by an $81.7 million increase in Gross profit, as outlined in further detail above, partially offset by increased SG&A and Research and development expenses.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended March 28, 2019 includes $16.4 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs and original issue discount, compared to $8.8 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs and original issue discount for the same period in the prior year.

Other (Expense) Income, net. Other expense, net for the three months ended March 28, 2019 was $11.0 million, compared to Other income, net of $4.1 million for the same period in the prior year. Other expense, net during the first quarter of 2019 was primarily driven by a losses on foreign currency forward contracts as the U.S. Dollar strengthened against the Euro, as well as net losses on the sale of receivables, partially offset by pension income. Other income, net during the first quarter of 2018 was primarily driven by pension income, partially offset by net losses on the sale of receivables and foreign exchange rate fluctuations.

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

The income tax provision for the three months ended March 28, 2019 includes $34.0 million for federal taxes, $0.8 million for state taxes and $5.3 million for foreign taxes. The income tax provision for the three months ended March 29, 2018 includes $24.0 million for federal taxes, $0.5 million for state taxes and $3.0 million for foreign taxes. The effective tax rate for the three months ended March 28, 2019 was 19.8% as compared to 18.0% for the same period in 2018. The difference in the effective tax rate recorded for 2019 as compared to 2018 is related primarily to higher tax effect of global intangible low-taxed income in the first quarter of 2019 and lower excess tax benefits with respect to share based compensation in the income tax provision for the first quarter of 2019. The decrease from the U.S. statutory tax rate is attributable primarily to share based compensation excess tax benefit, foreign tax rates lower than the U.S. rate, the tax on global intangible low-taxed income, and the generation of state income tax and federal research tax credits.

Segments.  The following table shows segment revenues and operating income for the three months ended March 28, 2019 and March 29, 2018:

	Three Months Ended
	March 28, 2019	March 29, 2018
	($ in millions)
Segment Revenues
Fuselage Systems	$1,069.6	$962.7
Propulsion Systems	485.7	394.5
Wing Systems	407.9	377.0
All Other	4.6	1.9
	$1,967.8	$1,736.1
Segment Operating Income
Fuselage Systems	$138.9	$119.7
Propulsion Systems	95.5	52.9
Wing Systems	65.8	50.8
All Other	1.2	(1.0)
	301.4	222.4
SG&A	(63.6)	(56.2)
Impact of severe weather event	—	—
Research and development	(12.9)	(9.4)
Unallocated cost of sales (1)	8.1	2.7
Total operating income	$233.0	$159.5

(1) Includes $7.9 million and $3.0 million reversal of warranty expense for the three months ended March 28, 2019 and March 29, 2018, respectively.

Fuselage Systems, Propulsion Systems, Wing Systems, and All Other represented approximately 54%, 25%, 21% and less than 1%, respectively, of our net revenues for the three months ended March 28, 2019.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended March 28, 2019 were $1,069.6 million, an increase of $106.9 million, or 11%, compared to the same period in the prior year. The increase was primarily due to higher production activity on the B737, B777, and B787 programs, increased revenue recognized on the B787 program due to contractual terms agreements, and increased defense related work, partially offset by lower revenue on certain non-recurring programs. Fuselage Systems segment operating margins were 13% for the three months ended March 28, 2019, compared to 12% for the same period in the prior year, primarily due to the absence of net forward loss charges on the B787 program related to pension accounting changes recorded in the first quarter of 2018. In the first quarter of 2019, the segment recorded unfavorable cumulative catch-up adjustments of $1.2 million and favorable changes in estimates on loss programs of $3.7 million. In comparison, during the first quarter of 2018, the segment recorded unfavorable cumulative catch-up adjustments of $4.9 million and forward loss charges of $11.6 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended March 28, 2019 were $485.7 million, an increase of $91.2 million, or 23%, compared to the same period in the prior year. The increase was primarily due to increased production activity on the B737 and B787 programs and increased revenue recognized on the B787 program due to contractual terms agreements. Propulsion Systems segment operating margins were 20% for the three months ended March 28, 2019, compared to 13% for the same period in the prior year. This increase was primarily driven by increased margins recorded on the B737 program and the absence of net forward loss charges on the B787 program related to pension accounting changes recorded in the first quarter of 2018. The segment recorded unfavorable cumulative catch-up adjustments of $2.8 million and favorable changes in estimates on forward loss programs of $0.5 million for the three months ended March 28, 2019. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $0.6 million and net forward loss charges of $3.4 million.

Wing Systems.  Wing Systems segment net revenues for the three months ended March 28, 2019 were $407.9 million, an increase of $30.9 million, or 8%, compared to the same period in the prior year. The increase was primarily due to increased production activity on the B737, B777, B787, A350, and A320 programs and increased revenue recognized on the B787 program due to contractual terms agreements. Wing Systems segment operating margins were 16% for the three months ended March 28, 2019, compared to 13% for the same period in the prior year. This increase was primarily driven by the absence of net forward loss charges on the B787 program related to pension accounting changes recorded in the first quarter of 2018 and increased margins recognized on the A350 program. In the first quarter of 2019, the segment recorded unfavorable cumulative catch-up adjustments of $0.2 million and favorable changes in estimates on forward loss programs of $0.5 million. In comparison, during the first quarter of 2018, the segment recorded $3.5 million of net forward loss charges as well as favorable cumulative catch-up adjustments of $1.4 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services, tooling contracts, and natural gas revenues from the Kansas Industrial Energy Supply Company ("KIESC"), a tenancy in common with other Wichita companies established to purchase natural gas where we are a major participant. In the three months ended March 28, 2019, All Other segment net revenues were $4.6 million, an increase of $2.7 million compared to the same period in the prior year, primarily due to non-recurring revenue.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows from continuing operations.

We expend significant capital as we undertake new programs, meet increased production rates on certain mature and maturing programs, and develop new technologies for the next generation of aircraft, which may not be funded by our customers. In addition, other significant factors that affect our overall management of liquidity include: debt service, redemptions of debt, the ability to attract long-term capital at satisfactory terms, research and development, capital expenditures, share repurchases, dividend payments, and merger and acquisition activities, such as the Asco acquisition.

Capital expenditures for the three months ended March 28, 2019 totaled $40.8 million, as compared to $48.2 million for the same period in 2018.

As of March 28, 2019, we had $1,228.4 million of cash and cash equivalents on the balance sheet. In addition we have $700.0 million of available borrowing capacity under our 2018 Revolver.

On October 24, 2018, the Board of Directors approved an increase to its existing share repurchase program of approximately $800.0 million, resulting in a total program authorization of $1.0 billion. As of March 28, 2019, we had approximately $925.0 million remaining in our share repurchase program.

At the outset of 2019, we expected to increase production of B737 aircraft to a production rate of 57 aircraft per month in 2019. On April 5, 2019, we agreed to maintain the B737 delivery rate at 52 aircraft per month rather than accelerating in rate as was planned. As compared to a planned rate of 57 aircraft per month, a rate of 52 aircraft per month will negatively affect our cash flows from continuing operations and, thus, our liquidity for such period of time that we remain at such rate, or a lower rate. To the extent that the grounding of the B737 MAX fleet continues for an extended period of time, or that Boeing further reduces its production rate of the B737 MAX aircraft, Spirit’s liquidity could be materially adversely impacted.

We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, we believe that our access to the 2018 Credit Agreement and our ability to obtain debt financing provides additional potential sources of liquidity as required or appropriate.

Cash Flows

The following table provides a summary of our cash flows for the three months ended March 28, 2019 and March 29, 2018:

	For the three months ended
	March 28, 2019	March 29, 2018
	($ in millions)
Net cash provided by operating activities	$242.2	$166.6
Net cash used in investing activities	(40.7)	(48.0)
Net cash provided/(used) in financing activities	249.7	(105.9)
Effect of exchange rate change on cash and cash equivalents	(0.3)	—
Net increase in cash, cash equivalents and restricted cash for the period	450.9	12.7
Cash, cash equivalents, and restricted cash beginning of period	794.1	445.5
Cash, cash equivalents, and restricted cash, end of period	$1,245.0	$458.2

Three Months Ended March 28, 2019 as Compared to Three Months Ended March 29, 2018

Operating Activities. For the three months ended March 28, 2019, we had a net cash inflow of $242.2 million from operating activities, an increase of $75.6 million compared to a net cash inflow of $166.6 million for the same period in the prior year. The increase in net cash provided by operating activities was primarily due to higher revenues.

Investing Activities. For the three months ended March 28, 2019, we had a net cash outflow of $40.7 million for investing activities, a decrease in outflow of $7.3 million compared to a net cash outflow of $48.0 million for the same period in the prior year. The decrease in cash outflow is due to decreased capital expenditures during the first three months of 2019.

Financing Activities. For the three months ended March 28, 2019, we had a net cash inflow of $249.7 million for financing activities, an increase in inflow of $355.6 million, compared to a net cash outflow of $105.9 million for the same period in the prior year. This increase in cash inflow is due to a Delayed Draw Term Loan of $250.0 million and $100.0 million on our 2018 Revolver, which were both drawn during the first quarter of 2019. During the three months ended March 28, 2019, we repurchased 796,409 shares of our Common Stock for $75.0 million, compared to 866,113 shares repurchased for $73.8 million during the same period in the prior year. Additionally, during the three months ended March 28, 2019, we paid a dividend of $12.7 million to our stockholders of record, compared to a dividend of $11.5 million paid in the same period in the prior year.

Pension and Other Post-Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at March 28, 2019 and we anticipate non-cash pension income for 2019 to remain at or near the same level as 2018. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 17, Pension and Other Post-Retirement Benefits, for more information on the Company’s pension plans.

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 million and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps was an asset of $1.4 million as of March 28, 2019. For the three months ended March 28, 2019, the Company recorded a loss related to swap activity of $0.4 million.

Foreign Currency Forward Contract

A significant portion of the purchase price in the Asco acquisition is payable in Euros and, accordingly, movements in the Euro exchange rate could cause the purchase price to fluctuate, affecting our cash flows. To minimize the risk of currency exchange rate movements on the Company’s cash flows, the Company entered into foreign currency forward contracts; however the Company has not designated these forward contracts as a hedge and has not applied hedge accounting to them. During the second quarter of 2018, the Company entered into a foreign currency forward contract in the amount of $580.0 million; this foreign currency forward contract was net settled in the third quarter of 2018 and a new contract was entered during the fourth quarter of 2018 in the amount of $568.3 million; this contract was net settled and a third contract was entered into with a settlement date in the first quarter of 2019 in the amount of $547.7 million. The third contract was settled at the end of the first quarter of 2019 and a fourth contract was entered into in the amount of $542.1 million with a settlement date in the second quarter of 2019. The fair value of the foreign currency forward contract was a liability of $2.9 million as of March 28, 2019. The Company recorded a net loss related to this activity of $14.6 million for the three months ended March 28, 2019.

Assuming all other variables remained constant at March 28, 2019, a 1% change in the exchange rate between the U.S. dollar and the Euro would have decreased or increased the loss by $2.5 million.

Debt and Other Financing Arrangements

During the first quarter of 2019, we drew $250.0 million on the Delayed Draw Term Loan. As of March 28, 2019, the outstanding balance of the term loans under the 2018 Credit Agreement was $456.3 and the carrying value was $454.7 million. In addition, during the first quarter of 2019, we drew $100.0 million on the 2018 Revolver.

On May 30, 2018, Spirit entered into an Indenture for the New Notes. The New Notes were issued pursuant to the Company’s shelf registration statement. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $298.6 million, $298.0 million, and $693.6 million as of March 28, 2019, respectively.

The carrying value of the 2026 Notes was $297.6 million as of March 28, 2019.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of March 28, 2019, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $231.9 million.

See Note 15, Debt, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of our operating and financing activities, we are exposed to various market risks that may affect our consolidated results of operations and financial position. These market risks include fluctuations in interest rates, which impact the amount of interest we must pay on our variable rate debt. In addition to other information set forth in this report, you should carefully consider the factors discussed in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our 2018 Form 10-K which could materially affect our business, financial condition or results of operations. There have been no material changes in our market risk since the filing of our 2018 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2019 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 28, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2018 Form 10-K is included in Note 20, Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2018 Form 10-K, as updated herein, which could materially affect our business, financial condition, or results of operations. There have been no material changes to the Company’s risk factors previously disclosed in our 2018 Form 10-K, as updated herein.

A prolonged grounding of the B737 MAX fleet and relating reductions in production rate of the B737 aircraft may have a material adverse impact on Spirit’s business, financial condition, results of operations, and cash flows.

In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. On April 5, 2019, Boeing announced that it would reduce its production rate of the B737 MAX aircraft from 52 to 42 aircraft per month. Subsequent to Boeing’s announcement, we announced that, to minimize supply chain disruption, Spirit would maintain a B737 delivery rate of 52 shipsets per month, rather than proceeding to a rate of 57 shipsets per month during the 2019 year. All shipsets produced by Spirit in excess of Boeing’s production rate will be deemed to be delivered to Boeing “FOB” at Spirit’s facilities, which will trigger Boeing’s payment obligations for the incremental shipsets.

For the twelve months ended December 31, 2018, approximately 56% of our net revenues were generated from sales of components to Boeing for the B737 aircraft. Although Boeing announced on April 5 that its adjustment to the production rate of the B737 MAX aircraft was a temporary, there can be no assurances as to how long the rate adjustment will continue or whether there may be a further downward adjustment in the production rate. If Boeing is unable to return the B737 MAX aircraft to service in one or more jurisdictions or begin deliveries to customers in a timely manner, Boeing would be required to further reduce the B737 MAX production rate. In addition, delays in certification and/or return to service of the B737 MAX in one or more jurisdictions could result in additional disruption to the B737 MAX production system, including further reductions in the production rate and/or a temporary cease of production, delaying efforts to restore and/or implement previously planned increases in the B737 MAX production rate. To the extent that the grounding of the B737 MAX fleet continues for an extended period of time and Spirit is required to reduce its production rate on the B737 MAX aircraft, Spirit’s business, financial condition, results of operations and cash flows could be materially adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the three months ended March 28, 2019.

The following table provides information about our repurchases during the three months ended March 28, 2019 of our Common Stock that is registered pursuant to Section 12 of the Securities Exchange Act of 1934.

ISSUER PURCHASES OF EQUITY SECURITIES

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Repurchased Under the Plans or Programs (2)
	($ in millions other than per share amounts)

January 1, 2019 - January 31, 2019	—	—	—	$1,000.0
February 1, 2019 - February 28, 2019	176,377	$97.5331	176,377	$982.8
March 1, 2019 - March 28, 2019	620,032	$93.2424	620,032	$925.0
Total	796,409	$94.1926	796,409	$925.0

(1)	Our fiscal months often differ from the calendar months except for the month of December, as our fiscal year ends on December 31. For example, March 28 was the last day of our March 2019 fiscal month.

(2)
On October 24, 2018, the Board of Directors increased the authorization remaining in the Company's share repurchase program to $1.0 billion. As of March 28, 2019, the Company had $925.0 remaining under authorization for shares to be repurchased.

Item 6.  Exhibits

Article I. Exhibit Number	Section 1.01 Exhibit

10.1*†	Long-Term Incentive Program under the Spirit AeroSystems Holdings, Inc. 2014 Omnibus Plan, as amended and restated effective January 23, 2019

10.2*	Letter Agreement, dated March 19, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018, by and between Christian Boas, Emile Boas, DREDA, Sylvie Boas, Spirit

10.3*	Letter Agreement, dated March 27, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018, by and between Christian Boas, Emile Boas, DREDA, Sylvie Boas, Spirit

10.4*††	Amendment No. 28 to B787 Special Business Provisions (SBP) BCA-MS-65530-0019, between The Boeing Company and Spirit AeroSystems, Inc., dated as of January 30, 2019

10.5*††	Amendment 40 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of January 30, 2019

10.6*††	Amendment 41 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of March 29, 2019

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS@*	XBRL Instance Document.

101.SCH@*	XBRL Taxonomy Extension Schema Document.

101.CAL@*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF@*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB@*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE@*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Indicates management contract or compensation plan or arrangement.

††	Indicates that confidential portions of the exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission.

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Jose Garcia	Senior Vice President and Chief Financial	May 1, 2019
Jose Garcia	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ John Gilson	Vice President and Corporate Controller (Principal Accounting Officer)	May 1, 2019
John Gilson