Form 10-Q
period 2019-06-27
Spirit AeroSystems Holdings, Inc.
filed 2019-07-31
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 27, 2019
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

Registrant’s telephone number, including area code:
(316) 526-9000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	SPR	New York Stock Exchange
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

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging Growth Company
☒	☐	☐	☐	☐
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 24, 2019, the registrant had 103,492,487 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
	($ in millions, except per share data)
Revenue	$2,016.1	$1,836.9	$3,983.9	$3,573.0
Operating costs and expenses
Cost of sales	1,723.2	1,547.2	3,381.5	3,058.2
Selling, general and administrative	56.4	61.0	120.0	117.2
Research and development	10.5	11.1	23.4	20.5
Total operating costs and expenses	1,790.1	1,619.3	3,524.9	3,195.9
Operating income	226.0	217.6	459.0	377.1
Interest expense and financing fee amortization	(23.7)	(24.8)	(42.5)	(36.1)
Other income (expense), net	8.6	(12.3)	(2.4)	(8.2)
Income before income taxes and equity in net income of affiliate	210.9	180.5	414.1	332.8
Income tax provision	(42.9)	(35.3)	(83.0)	(62.8)
Income before equity in net income of affiliate	168.0	145.2	331.1	270.0
Equity in net income of affiliate	—	—	—	0.6
Net income	$168.0	$145.2	$331.1	$270.6
Earnings per share
Basic	$1.62	$1.32	$3.19	$2.43
Diluted	$1.61	$1.31	$3.16	$2.40

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
	($ in millions)
Net income	$168.0	$145.2	$331.1	$270.6
Changes in other comprehensive loss, net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of $0.1 and $0.2 for the three months ended, respectively, and $0.2 and $0.4 for the six months ended, respectively	(0.3)	(0.6)	(0.6)	(1.2)
Unrealized foreign exchange loss on intercompany loan, net of tax effect of $0.3 and $0.7 for three months ended, respectively, and $0.1 and $0.3 for the six months ended, respectively	(1.1)	(2.9)	(0.2)	(1.3)
Foreign currency translation adjustments	(13.3)	(27.0)	(3.9)	(13.4)
Total other comprehensive loss	(14.7)	(30.5)	(4.7)	(15.9)
Total comprehensive income	$153.3	$114.7	$326.4	$254.7

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	June 27, 2019	December 31, 2018
	($ in millions)
Assets
Cash and cash equivalents	$1,301.4	$773.6
Restricted cash	0.3	0.3
Accounts receivable, net	595.5	545.1
Contract assets, short-term	613.9	469.4
Inventory, net	970.7	1,012.6
Other current assets	62.1	48.3
Total current assets	3,543.9	2,849.3
Property, plant and equipment, net	2,161.8	2,167.6
Right of use assets	50.4	—
Contract assets, long-term	10.7	54.1
Pension assets	324.8	326.7
Other assets	253.5	288.2
Total assets	$6,345.1	$5,685.9
Liabilities
Accounts payable	$1,116.4	$902.6
Accrued expenses	316.1	313.1
Profit sharing	37.9	68.3
Current portion of long-term debt	33.3	31.4
Operating lease liabilities, short-term	5.6	—
Advance payments, short-term	19.8	2.2
Contract liabilities, short-term	160.7	157.9
Forward loss provision, short-term	21.9	12.4
Deferred revenue and other deferred credits, short-term	20.0	20.0
Deferred grant income liability - current	7.7	16.0
Other current liabilities	70.7	58.2
Total current liabilities	1,810.1	1,582.1
Long-term debt	2,113.3	1,864.0
Operating lease liabilities, long-term	44.8	—
Advance payments, long-term	212.1	231.9
Pension/OPEB obligation	33.2	34.6
Contract liabilities, long-term	361.4	369.8
Forward loss provision, long-term	135.8	170.6
Deferred revenue and other deferred credits	39.0	31.2
Deferred grant income liability - non-current	28.9	28.0
Other liabilities	97.8	135.6
Stockholders' Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 104,855,210 and 105,461,817 shares issued and outstanding, respectively	1.0	1.1
Additional paid-in capital	1,105.5	1,100.9
Accumulated other comprehensive loss	(209.6)	(196.6)
Retained earnings	3,027.3	2,713.2
Treasury stock, at cost (41,515,847 and 40,719,438 shares, respectively)	(2,456.0)	(2,381.0)
Total stockholders’ equity	1,468.2	1,237.6
Noncontrolling interest	0.5	0.5
Total equity	1,468.7	1,238.1
Total liabilities and equity	$6,345.1	$5,685.9
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2018	105,461,817	$1.1	$1,100.9	$(2,381.0)	$(196.6)	$2,713.2	$1,237.6
Net income	—	—	—	—	—	163.1	163.1
Adoption of ASU 2018-02	—	—	—	—	(8.3)	8.3	—
Dividends Declared(a)	—	—	—	—	—	(12.7)	(12.7)
Employee equity awards	351,459	—	7.7	—	—	—	7.7
Stock forfeitures	(27,604)	—	—	—	—	—	—
Net shares settled	(112,436)	—	(10.0)	—	—	—	(10.0)
SERP shares issued	—	—	—	—	—	—	—
Treasury shares	(796,409)	(0.1)	—	(75.0)	—	—	(75.1)
Other comprehensive gain	—	—	—	—	10.0	—	10.0
Balance — March 28, 2019	104,876,827	$1.0	$1,098.6	$(2,456.0)	$(194.9)	$2,871.9	$1,320.6
Net income	—	—	—	—	—	168.0	168.0
Dividends Declared(a)	—	—	—	—	—	(12.6)	(12.6)
Employee equity awards	41,474	—	7.4	—	—	—	7.4
Stock forfeitures	(69,550)	—	—	—	—	—	—
Net shares settled	(14,372)	—	(1.8)	—	—	—	(1.8)
ESPP shares issued	14,617	—	1.3	—	—	—	1.3
SERP shares issued	6,214	—	—	—	—	—	—
Treasury shares	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(14.7)	—	(14.7)
Balance — June 27, 2019	104,855,210	$1.0	$1,105.5	$(2,456.0)	$(209.6)	$3,027.3	$1,468.2

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2017	114,447,605	$1.1	$1,086.9	$(1,580.9)	$(128.5)	$2,422.4	$1,801.0
Net income	—	—	—	—	—	125.4	125.4
Adoption of ASC 606	—	—	—	—	—	(276.3)	(276.3)
Dividends Declared(a)	—	—	—	—	—	(11.5)	(11.5)
Employee equity awards	380,000	—	7.1	—	—	—	7.1
Stock forfeitures	(16,336)	—	—	—	—	—	—
Net shares settled	(141,595)	—	(12.7)	—	—	—	(12.7)
Treasury shares	(866,113)	—	—	(75.1)	—	—	(75.1)
Other comprehensive gain	—	—	—	—	14.6	—	14.6
Balance — March 29, 2018	113,803,561	$1.1	$1,081.3	$(1,656.0)	$(113.9)	$2,260.0	$1,572.5
Net income	—	$—	$—	$—	$—	$145.2	$145.2
Dividends Declared(a)	—	—	—	—	—	(12.7)	(12.7)
Employee equity awards	32,247	—	6.5	—	—	—	6.5
Stock forfeitures	(24,799)	—	—	—	—	—	—
Net shares settled	(32,204)	—	(2.7)	—	—	—	(2.7)
Treasury shares	(7,291,174)	—	(108.6)	(616.3)	—	—	(724.9)
Other comprehensive gain	—	—	—	—	(30.5)	—	(30.5)
Balance — June 28, 2018	106,498,050	$1.1	$977.3	$(2,272.3)	$(144.4)	$2,392.5	$954.2

(a) Cash dividends declared per common share were $0.12 for the three months ended June 27, 2019, $0.12 for the three months ended March 28, 2019, $0.12 for the three months ended June 28, 2018, and $0.10 for the three months ended March 29, 2018.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 27, 2019	June 28, 2018
Operating activities	($ in millions)
Net income	$331.1	$270.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	123.4	113.5
Amortization expense	0.1	0.3
Amortization of deferred financing fees	1.7	11.2
Accretion of customer supply agreement	2.3	2.2
Employee stock compensation expense	15.1	13.6
Loss from derivative instruments	7.8	19.2
Gain from foreign currency transactions	(0.1)	(2.2)
(Gain) loss on disposition of assets	(0.2)	4.5
Deferred taxes	24.5	(16.9)
Pension and other post-retirement benefits, net	2.2	(16.9)
Grant liability amortization	(11.4)	(10.2)
Equity in net income of affiliate	—	(0.6)
Forward loss provision	(25.3)	(102.5)
Changes in assets and liabilities
Accounts receivable	(50.1)	(117.0)
Inventory, net	39.0	58.4
Contract assets	(101.4)	(36.5)
Accounts payable and accrued liabilities	157.2	247.6
Profit sharing/deferred compensation	(30.4)	(80.9)
Advance payments	(2.2)	(49.9)
Income taxes receivable/payable	(9.6)	(42.9)
Contract liabilities	(5.5)	157.5
Deferred revenue and other deferred credits	9.0	—
Other	(5.5)	(24.9)
Net cash provided by operating activities	471.7	397.2
Investing activities
Purchase of property, plant and equipment	(77.9)	(109.4)
Other	0.1	0.3
Net cash used in investing activities	(77.8)	(109.1)
Financing activities
Proceeds from issuance of debt	250.0	1,300.0
Proceeds from revolving credit facility	100.0	—
Principal payments of debt	(4.9)	(3.3)
Payments on term loan	(2.6)	(256.2)
Payments on revolving credit facility	(100.0)	—
Payments on bonds	—	(202.6)
Taxes paid related to net share settlement awards	(11.8)	(15.4)
Proceeds from issuance of ESPP stock	1.3	—
Debt issuance and financing costs	—	(16.9)
Purchase of treasury stock	(75.0)	(805.8)
Dividends paid	(25.4)	(22.8)
Net cash provided by (used in) financing activities	131.6	(23.0)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	0.2
Net increase in cash, cash equivalents, and restricted cash for the period	524.0	265.3
Cash, cash equivalents, and restricted cash, beginning of period	794.1	445.5
Cash, cash equivalents, and restricted cash, end of period	$1,318.1	$710.8

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Six Months Ended
	June 27, 2019	June 28, 2018
Cash and cash equivalents, beginning of the period	$773.6	$423.3
Restricted cash, short-term, beginning of the period	0.3	2.2
Restricted cash, long-term, beginning of the period	20.2	20.0
Cash, cash equivalents, and restricted cash, beginning of the period	$794.1	$445.5

Cash and cash equivalents, end of the period	$1,301.4	$593.0
Restricted cash, short-term, end of the period	0.3	97.8
Restricted cash, long-term, end of the period	16.4	20.0
Cash, cash equivalents, and restricted cash, end of the period	$1,318.1	$710.8
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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the six months ended June 27, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

2.  Adoption of New Accounting Standards

Adoption of ASU 2016-02

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This update requires recognition of lease assets and lease liabilities on the balance sheet of lessees. ASU 2016-02 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2018. The Company adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective transition approach, with the cumulative effect of the initial application recognized at the date of adoption. Under this effective date method, financial results reported prior to the first quarter of 2019 are unchanged. The Company also chose to adopt the package of practical expedients.

The Company has reviewed all of its current active leases and has implemented the necessary processes and systems to comply with the requirements of ASU 2016-02. Upon adoption of ASU 2016-02, the Company recognized a Right of Use (“ROU”) asset on its books for the net present value of all of its active leases with terms greater than 12 months, with an offsetting lease liability. The ROU asset and corresponding lease liability will be amortized over the course of the lease term, which includes all options that the Company expects it will exercise.

The Consolidated Balance Sheet impact of the adoption of ASU 2016-02 was an increase to both assets and liabilities of $52.7. The adoption of ASU 2016-02 did not have any material impact to net income or cash flows.

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

Changes in estimates are summarized below:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended		For the Six Months Ended
Changes in Estimates	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Fuselage	$(8.3)	$5.7	$(5.3)	$(2.5)
Propulsion	(6.6)	3.4	(3.5)	1.4
Wing	1.7	(1.6)	1.7	0.7
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(13.2)	$7.5	$(7.1)	$(0.4)

Changes in Estimates on Loss Programs (Forward Loss) by Segment
Fuselage	$1.3	$10.1	$5.0	$(1.5)
Propulsion	0.4	4.3	0.9	0.8
Wing	0.6	3.0	1.1	(0.5)
Total Changes in Estimates (Forward Loss) on Loss Programs	$2.3	$17.4	$7.0	$(1.2)

Total Change in Estimate	$(10.9)	$24.9	$(0.1)	$(1.6)
EPS Impact (diluted per share based upon statutory rates)	$(0.08)	$0.18	$—	$(0.01)

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

Accounts receivable, net consists of the following:

	June 27, 2019	December 31, 2018
Trade receivables	$567.3	$527.9
Other	29.7	17.9
Less: allowance for doubtful accounts	(1.5)	(0.7)
Accounts receivable, net	$595.5	$545.1

The Company has entered into agreements (the “Receivable Sales Agreements”), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being de-recognized from the balance sheet. The Receivable Sales Agreements provide for the continuing sale of certain receivables on a revolving basis until terminated by any involved party. The receivables under the Receivable Sales Agreements are sold without recourse to the third party financial institution. During 2019, $2,971.6 of accounts receivable have been sold via these arrangements. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is $12.3 for the six months ended June 27, 2019 and is included in Other income and expense. See Note 21, Other Income (Expense), Net.

6.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those for which performance obligations are expected to be fully satisfied within 12 months of contract origination. Contract assets, long-term are expected to be fully satisfied over periods greater than 12 months from contract origination. No impairments to contract assets were recorded for the period ended June 27, 2019.

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

	December 31, 2018	June 27, 2019	Change
Contract assets	$523.5	$624.6	$101.1
Contract liabilities	(527.7)	(522.1)	5.6
Net contract assets (liabilities)	$(4.2)	$102.5	$106.7

The increase in contract assets reflects the net impact of additional revenue recognized in excess of billed revenues during the period. The decrease in contract liabilities reflects the net impact of fewer deferred revenues recorded in excess of revenue recognized during the period. For the period ended June 27, 2019, the Company recognized $39.4 of revenue that was included in the contract liability balance at the beginning of the period.

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

The following tables show disaggregated revenues for the three and six months ended June 27, 2019 and June 28, 2018:

	For the Three Months Ended		For the Six Months Ended
Revenue	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
Contracts with performance obligations satisfied over time	$1,542.0	$1,433.6	$3,024.9	$2,756.0
Contracts with performance obligations satisfied at a point in time	474.1	403.3	959.0	817.0
Total Revenue	$2,016.1	$1,836.9	$3,983.9	$3,573.0

The following table disaggregates revenue by major customer:

	For the Three Months Ended		For the Six Months Ended
Customer	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
Boeing	$1,614.7	$1,456.4	$3,163.1	$2,796.8
Airbus	320.1	290.6	649.9	605.1
Other	81.3	89.9	170.9	171.1
Total Revenue	$2,016.1	$1,836.9	$3,983.9	$3,573.0

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended		For the Six Months Ended
Location	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
United States	$1,686.8	$1,523.5	$3,315.7	$2,924.4
International
United Kingdom	191.2	193.6	399.7	392.1
Other	138.1	119.8	268.5	256.5
Total International	329.3	313.4	668.2	648.6
Total Revenue	$2,016.1	$1,836.9	$3,983.9	$3,573.0

Remaining Performance Obligations
Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2019	2020	2021	2022 and After
Unsatisfied performance obligations	$3,369.7	$6,420.0	$5,955.7	$805.5

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

	June 27, 2019	December 31, 2018
Raw materials	$243.7	$240.4
Work-in-process(1)	685.1	727.8
Finished goods	10.1	7.1
Product inventory	938.9	975.3
Capitalized pre-production	31.8	37.3
Total inventory, net	$970.7	$1,012.6

(1)
Work-in-process inventory includes direct labor, direct material, overhead and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized using the input method. For the periods ended June 27, 2019 and December 31, 2018, work-in-process inventory includes $134.8 and $151.6, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

Product inventory, summarized in the table above, is shown net of valuation reserves of $43.5 and $55.2 as of June 27, 2019 and December 31, 2018, respectively.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

9.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

	June 27, 2019	December 31, 2018
Land	$15.0	$15.0
Buildings (including improvements)	865.2	822.7
Machinery and equipment	1,828.9	1,697.0
Tooling	1,042.9	1,032.3
Capitalized software	275.1	269.2
Construction-in-progress	150.0	227.8
Total	4,177.1	4,064.0
Less: accumulated depreciation	(2,015.3)	(1,896.4)
Property, plant and equipment, net	$2,161.8	$2,167.6

Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $34.2 and $34.9 for the three months ended June 27, 2019 and June 28, 2018, respectively, and $69.8 and $67.7 for the six months ended June 27, 2019 and June 28, 2018, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $4.7 and $4.2 for the three months ended June 27, 2019 and June 28, 2018, respectively, and $9.0 and $8.6 for the six months ended June 27, 2019 and June 28, 2018, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company evaluated its long-lived assets at its locations and determined no impairment was necessary for the period ended June 27, 2019.

10. Leases
The Company determines if an arrangement is a lease at the inception of a signed agreement. Operating leases are included in ROU assets (long-term), short-term operating lease liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheet. Finance leases are included in Property, Plant and Equipment, current maturities of long-term debt, and long-term debt.
ROU assets represent the right of the Company to use an underlying asset for the length of the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.
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
The Company has lease agreements that include lease and non-lease components, which are generally accounted for separately. For certain leases (primarily related to IT equipment), the Company does account for the lease and non-lease components as a single lease component. A portfolio approach is applied to effectively account for the ROU assets and liabilities for those specific leases referenced above. The Company does not have any material leases containing variable lease payments or residual value guarantees. The Company also does not have any material subleases.

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
For the three months ended June 27, 2019, total net lease cost was $5.1. This was comprised of $2.2 of operating lease costs, $2.4 amortization of assets related to finance leases, and $0.5 interest on finance lease liabilities. For the six months ended June 27, 2019, total net lease cost was $9.5. This was comprised of $4.4 of operating lease costs, $4.2 amortization of assets related to finance leases, and $0.9 interest on finance lease liabilities.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended	For the Six Months Ended
	June 27, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.1	$4.3
Operating cash flows from finance leases	$0.5	$0.9
Financing cash flows from finance leases	$2.0	$3.8

ROU assets obtained in exchange for lease obligations:
Operating leases	$0.6	$0.7
Finance leases	$—	$—
Supplemental balance sheet information related to leases:

June 27, 2019
Finance leases:
Property and equipment, gross	$61.1
Accumulated amortization	(14.6)
Property and equipment, net	$46.5

The weighted average remaining lease term as of June 27, 2019 for operating and finance leases was 10.6 years and 5.1 years, respectively. The weighted average discount rate as of June 27, 2019 for operating and finance leases was 5.6% and 4.1%, respectively. See Note 15, Debt, for current and non-current finance lease obligations.

As of June 27, 2019, remaining maturities of lease liabilities were as follows:

	2019	2020	2021	2022	2023	2024 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$4.2	$7.9	$7.3	$7.0	$5.9	$35.3	$67.6	$(17.2)	$50.4
Financing Leases	$5.3	$10.6	$10.5	$9.8	$8.4	$6.6	$51.2	$(5.1)	$46.1

As of June 27, 2019, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $32.5 and $131.4 for manufacturing equipment and facilities which are in various phases of construction or customization for the Company's ultimate use, with lease terms between 3 and 15 years. The Company's involvement in the construction and design process for these assets is generally limited to project management.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

11.  Other Assets

Other assets are summarized as follows:

	June 27, 2019	December 31, 2018
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	6.3	6.2
Total intangible assets	8.3	8.2
Less: Accumulated amortization - patents	(1.9)	(1.9)
Accumulated amortization - favorable leasehold interest	(5.1)	(4.9)
Intangible assets, net	1.3	1.4
Deferred financing
Deferred financing costs	41.7	41.7
Less: Accumulated amortization - deferred financing costs	(36.3)	(35.6)
Deferred financing costs, net	5.4	6.1
Other
Goodwill - Europe	2.3	2.4
Supply agreements(1)	12.9	14.6
Restricted cash - collateral requirements	16.4	20.2
Deferred tax asset - non-current	180.5	205.0
Other	34.7	38.5
Total	$253.5	$288.2

(1)    Certain payments accounted for as consideration paid by the Company to a customer are being amortized as reductions to net revenues.

12.  Advance Payments

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Special Business Provisions and General Terms Agreement (collectively, the “B787 Supply Agreement”), that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. Advance repayments were initially scheduled to be spread evenly over the remainder of the first 1,000 B787 shipsets delivered to Boeing. On April 8, 2014, the Company signed a memorandum of agreement with Boeing that suspended advance repayments related to the B787 program for a period of twelve months beginning April 1, 2014. Repayment recommenced on April 1, 2015, and any repayments that otherwise would have become due during such twelve-month period will offset the purchase price for shipsets 1,001 through 1,120. On December 21, 2018, the Company signed the 2018 MOA with Boeing that again suspended the advance repayments beginning with line unit 818. The advance repayments will resume at a lower rate of $450,319 per shipset, in whole dollars, at line number 1135 and continue through line number 1605.

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of June 27, 2019, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $231.9.

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

The Company’s long-term debt includes a senior unsecured term loan and senior unsecured notes.  The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	June 27, 2019			December 31, 2018
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior unsecured term loan A (including current portion)	$452.3	$452.6	(2)	$204.7	$197.8	(2)
Floating Rate Notes	298.8	298.9	(1)	298.5	292.9	(1)
Senior unsecured notes due 2023	298.1	308.1	(1)	297.9	297.5	(1)
Senior unsecured notes due 2026	297.7	299.3	(1)	297.5	274.5	(1)
Senior unsecured notes due 2028	693.7	730.1	(1)	693.5	663.0	(1)
Total	$2,040.6	$2,089.0		$1,792.1	$1,725.7

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

14.  Derivative and Hedging Activities

The Company has traditionally entered into interest rate swap agreements to reduce its exposure to the variable rate portion of its long-term debt. The Company also considers counterparty credit risk and its own credit risk in its determination of all estimated fair values.

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

Interest Rate Swaps

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps, using Level 2 inputs, was an asset of $0.2 and $2.2 as of June 27, 2019 and December 31, 2018, respectively. The Company recorded a loss related to swap activity of $0.8 and $1.2 for the three and six months ended June 27, 2019.

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

To minimize the risk of currency exchange rate movements on the Company's cash flows, the Company entered into foreign currency forward contracts; however the Company has not designated these forward contracts as a hedge and has not applied hedge accounting to them. During the second quarter of 2018, to reduce the Euro exchange rate exposure of the purchase of Asco, the Company entered into a foreign currency forward contract in the amount of $580.0; this foreign currency forward contract was net settled in the third quarter of 2018 and a new contract was entered into in the amount of $568.3; this contract was net settled and a third contract was entered into with a settlement date in the first quarter of 2019 in the amount of $547.7. The third contract was net settled at the end of the first quarter of 2019 and a fourth contract was entered into in the amount of $542.1 and settled early in the second quarter of 2019. There is no remaining asset or liability as of June 27, 2019 related to the foreign currency forward contract. The Company recorded a net loss related to foreign currency forward contract activity of $2.1 and $16.7 for the three and six months ended June 27, 2019, respectively.

15.  Debt

Total debt shown on the balance sheet is comprised of the following:

	June 27, 2019		December 31, 2018
	Current	Noncurrent	Current	Noncurrent
Senior unsecured term loan A	$22.7	$429.6	$22.7	$182.0
Floating Rate Notes	—	298.8	—	298.5
Senior notes due 2023	—	298.1	—	297.9
Senior notes due 2026	—	297.7	—	297.5
Senior notes due 2028	—	693.7	—	693.5
Present value of capital lease obligations	8.9	37.2	7.1	35.3
Other	1.7	58.2	1.6	59.3
Total	$33.3	$2,113.3	$31.4	$1,864.0

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Each of the 2018 Revolver, the 2018 Term Loan and the Delayed Draw Term Loan matures July 12, 2023, and bears interest, at Spirit’s option, at either LIBOR plus 1.375% or a defined “base rate” plus 0.375%, subject to adjustment to between LIBOR plus 1.125% and LIBOR plus 1.875% (or between base rate plus 0.125% and base rate plus 0.875%, as applicable) based on changes to Spirit’s senior unsecured debt rating provided by Standard & Poor’s Financial Services LLC and/or Moody’s Investors Service, Inc. The principal obligations under the 2018 Term Loan are to be repaid in equal quarterly installments of $2.6, commencing with the fiscal quarter ending March 31, 2019, and with the balance due at maturity of the 2018 Term Loan. The principal obligations under the Delayed Draw Term Loan are to be repaid in equal quarterly installments of $3.1, subject to adjustments for any extension of the availability period of the Delayed Draw Term Loan, commencing with the fiscal quarter ending June 27, 2019, and with the balance due at maturity of the Delayed Draw Term Loan.

In March 2019 the Company drew $250.0 on the Delayed Draw Term Loan and $100.0 on the 2018 Revolver. During the second quarter of 2019, the $100.0 drawn on the 2018 Revolver was repaid, resulting in a remaining unutilized amount of $800.0 as of June 27, 2019.

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

As of June 27, 2019, the outstanding balance of the 2018 Term Loan was $453.7 and the carrying value was $452.3.

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

The Floating Rate Notes bear interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. The 2023 Notes bear interest at a rate of 3.950% per annum and mature on June 15, 2023. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2023 Notes and 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $300.0, $300.0, and $700.0 as of June 27, 2019, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $298.8, $298.1, and $693.7 as of June 27, 2019, respectively.

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

2026 Notes

In June 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of June 27, 2019, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $297.7. The Company guarantees Spirit's obligations under the 2026 Notes on a senior unsecured basis.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Six Months Ended
Components of Net Periodic Pension Expense/(Income)	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
Service cost	$0.3	$0.2	$0.6	$0.4
Interest cost	10.0	8.9	20.1	18.2
Expected return on plan assets	(16.7)	(17.4)	(33.3)	(34.9)
Amortization of net loss	(0.1)	—	0.3	—
Special termination benefits	15.2	—	15.2	—
Net periodic pension (income) expense	$8.7	$(8.3)	$2.9	$(16.3)

	Other Benefits
	For the Three Months Ended		For the Six Months Ended
Components of Other Benefit Expense	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
Service cost	$0.2	$0.2	$0.5	$0.5
Interest cost	0.3	0.2	0.6	0.5
Amortization of prior service cost	(0.2)	(0.3)	(0.4)	(0.5)
Amortization of net gain	(0.6)	(0.5)	(1.2)	(1.1)
Net periodic other benefit (income) expense	$(0.3)	$(0.4)	$(0.5)	$(0.6)

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $6.9 for the Supplemental Executive Retirement Plan (“SERP”) and post-retirement medical plans in 2019.  The Company’s projected contributions to the U.K. pension plan for 2019 are $1.8. The entire amount contributed can vary based on exchange rate fluctuations.

17.  Stock Compensation

The Company recognized a net total of $7.4 and $6.5 of stock compensation expense, for the three months ended June 27, 2019 and June 28, 2018, respectively, and a net total of $15.1 and $13.6 of stock compensation expense, for the six months ended June 27, 2019 and June 28, 2018, respectively.

During the six months ended June 27, 2019, 249,333 shares, 55,882 shares, and 71,920 shares of class A common stock (the “Common Stock”) with aggregate grant date fair values of $23.0, $6.8 and $6.5 were granted under the service-based, market-based, and performance based portions of the Company’s LTIAs, respectively. During the six months ended June 27, 2019, 15,798 shares of Common Stock with aggregate grant date fair values of $1.4 were granted to the Board of Directors. Additionally, 376,311 shares of Common Stock with an aggregate grant date fair value of $22.7 that were LTIAs vested during the six months ended June 27, 2019.

18. Income Taxes

The process for calculating the Company’s income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax asset at June 27, 2019, and December 31, 2018, was $179.4 and $204.2, respectively. The difference is primarily due to the creation of deductible temporary differences and utilization of taxable temporary differences within the current year.

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

In general, the Company records income tax expense each quarter based on its estimate as to the full year’s effective tax rate. Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises. Events or items that may give rise to discrete recognition include excess tax benefits with respect to share-based compensation, finalizing amounts in income tax returns filed, finalizing audit examinations for open tax years and expiration of statutes of limitations, and changes in tax law.

The 20.0% effective tax rate for the six months ended June 27, 2019 differs from the 18.9% effective tax rate for the same period of 2018 primarily due to the impact of state tax credits, offset by the impact of estimated global intangible low-taxed income (“GILTI”) tax, decreased federal R&D credit, and decreased benefit for share based compensation excess tax benefit in 2019. The decrease from the U.S. statutory tax rate is attributable primarily to the generation of state income tax and Federal research credits, share based compensation excess tax benefit, and foreign tax rates lower than the U.S. rate.

The Company will continue to participate in the Internal Revenue Service’s Compliance Assurance Process (“CAP”) program for its 2018 and 2019 tax years. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  There are no open audits in the Company’s foreign jurisdictions.

19.  Equity

Earnings per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of June 27, 2019, no treasury shares have been reissued or retired.

During the six month period ended June 27, 2019, the Company repurchased 0.8 million shares of its Common Stock for $75.0. As a result, the total authorization amount remaining under the current share repurchase program is approximately $925.0.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	June 27, 2019			June 28, 2018
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$167.9	103.4	$1.62	$145.1	110.0	$1.32
Income allocated to participating securities	0.1	0.1		0.1	0.1
Net income	$168.0			$145.2

Diluted potential common shares		1.0			0.9
Diluted EPS
Net income	$168.0	104.5	$1.61	$145.2	111.0	$1.31

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Six Months Ended
	June 27, 2019			June 28, 2018
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$330.9	103.7	$3.19	$270.4	111.4	$2.43
Income allocated to participating securities	0.2	0.1		0.2	0.1
Net income	$331.1			$270.6

Diluted potential common shares		1.0			1.1
Diluted EPS
Net income	$331.1	104.8	$3.16	$270.6	112.6	$2.40

Included in the outstanding common shares were 1.4 million of issued but unvested shares at June 27, 2019 and June 28, 2018, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	June 27, 2019	December 31, 2018
Pension(1)	$(128.2)	$(116.7)
SERP/Retiree medical(1)	19.7	17.2
Foreign currency impact on long term intercompany loan	(17.6)	(17.4)
Currency translation adjustment	(83.5)	(79.7)
Total accumulated other comprehensive loss	$(209.6)	$(196.6)

(1) June 27, 2019 balances include the reclass of the stranded tax effects related to Pension and SERP/Retiree medical to retained earnings of $12.0 and ($3.7), respectively, as a result of adopting ASU 2018-02. See Note 2, Adoption of New Accounting Standards.

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

Guarantees

Outstanding guarantees were $27.6 and $27.3 at June 27, 2019 and December 31, 2018, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $16.4 and $20.2 of restricted cash as of June 27, 2019 and December 31, 2018, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets.

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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $8.1 and $41.0 as of June 27, 2019, and December 31, 2018, respectively. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however, the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $12.1 as of June 27, 2019, and $34.0 as of December 31, 2018.

The following is a roll forward of the service warranty and extraordinary rework balance at June 27, 2019:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Balance, December 31, 2018	$104.8
Charges to costs and expenses	(10.2)
Payouts	(2.1)
Impact of TGI Settlement(1)	(25.0)
Exchange rate	—
Balance, June 27, 2019	$67.5

(1) Due to a settlement on outstanding warranty issues in the first quarter of 2019, $25.0 of warranty provision was reclassified to accounts payable and was paid in the second quarter of 2019.

21.  Other Income (Expense), Net

Other income (expense), net is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
Kansas Development Finance Authority bond	$0.8	$0.9	$2.0	$2.1
Rental and miscellaneous income	—	0.3	0.2	(1.3)
Interest income	3.0	1.7	6.2	2.9
Foreign currency gains (losses) (1)	10.0	1.6	8.0	(1.5)
Loss on foreign currency contract, net of settlement	(2.4)	(20.9)	(17.8)	(19.2)
Litigation settlement	13.5	—	13.5	—
Loss on sale of accounts receivable	(7.6)	(4.6)	(12.3)	(8.3)
Pension (expense) income (2)	(8.7)	8.7	(2.2)	17.1
Total	$8.6	$(12.3)	$(2.4)	$(8.2)

(1) Foreign currency gains and losses are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.

(2) Pension expense for the three and six months ended June 27, 2019 includes $15.2 of expenses related to a voluntary retirement program offered by the Company in the second quarter.

22.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems, and Wing Systems. Revenue from Boeing represents a substantial portion of the Company's revenues in all segments. Wing Systems also includes significant revenues from Airbus. Approximately 96% of the Company's net revenues for the three months ended June 27, 2019, came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development, and unallocated cost of sales.

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

The Company’s Fuselage Systems segment includes development, production, and marketing of forward, mid and rear fuselage sections and systems, primarily to aircraft OEMs (OEM refers to aircraft original equipment manufacturer), as well as related spares and maintenance, repairs and overhaul (“MRO”) services.  The Fuselage Systems segment manufactures products at the Company's facilities in Wichita, Kansas; Kinston, North Carolina; St. Nazaire, France; and Subang, Malaysia.

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

The following table shows segment revenues and operating income for the three and six months ended June 27, 2019 and June 28, 2018:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	Three Months Ended		Six Months Ended
	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
Segment Revenues
Fuselage Systems	$1,096.8	$1,029.7	$2,166.4	$1,992.4
Propulsion Systems	518.9	422.7	1,004.6	817.2
Wing Systems	398.5	383.0	806.4	760.0
All Other	1.9	1.5	6.5	3.4
	$2,016.1	$1,836.9	$3,983.9	$3,573.0
Segment Operating Income (Loss)
Fuselage Systems	$135.8	$163.2	$274.7	$282.9
Propulsion Systems	97.7	74.8	193.2	127.7
Wing Systems	57.4	56.7	123.2	107.5
All Other	—	—	1.2	(1.0)
	290.9	294.7	592.3	517.1
SG&A	(56.4)	(61.0)	(120.0)	(117.2)
Research and development	(10.5)	(11.1)	(23.4)	(20.5)
Unallocated cost of sales	2.0	(5.0)	10.1	(2.3)
Total operating income	$226.0	$217.6	$459.0	$377.1

23.  Asco Acquisition

On May 1, 2018, the Company and its wholly-owned subsidiary Spirit Belgium entered into the Purchase Agreement, as amended (the "Purchase Agreement") pursuant to which Spirit Belgium will purchase all of the issued and outstanding equity of Asco, a leading supplier of high lift wing structures, mechanical assemblies and major functional components to major OEMs and Tier I suppliers in the global commercial aerospace and military markets, for $604.0 in cash (a significant portion of which is payable in Euros), subject to certain customary closing adjustments, including foreign currency adjustments. The definitive agreement is subject to customary closing conditions, including regulatory approvals.

On July 14, 2019, the Company entered into an agreement to amend and restate the Purchase Agreement (the “Amendment”). The Amendment was primarily entered into as a result of a large-scale ransomware attack that disabled Asco's IT systems and forced a substantial portion of Asco's production to be suspended. The Amendment extends the long-stop date (the date upon which the Purchase Agreement will automatically terminate in the event that conditions to the acquisition of Asco set forth in the Purchase Agreement are not satisfied or waived) from July 15, 2019 to October 29, 2019.

Acquisition-related expenses were $5.3 for the six months ended June 27, 2019 and are included in selling, general and administrative costs on the condensed and consolidated statements of operations.

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

(v)	Holdings and its subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Operations
For the Three Months Ended June 27, 2019

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$1,833.9	$374.2	$(192.0)	$2,016.1
Operating costs and expenses
Cost of sales	—	1,580.6	334.6	(192.0)	1,723.2
Selling, general and administrative	4.7	46.6	5.1	—	56.4
Research and development	—	8.9	1.6	—	10.5
Total operating costs and expenses	4.7	1,636.1	341.3	(192.0)	1,790.1
Operating (loss) income	(4.7)	197.8	32.9	—	226.0
Interest expense and financing fee amortization	—	(23.6)	(1.0)	0.9	(23.7)
Other income (expense), net	—	6.8	2.7	(0.9)	8.6
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(4.7)	181.0	34.6	—	210.9
Income tax benefit (provision)	1.0	(38.5)	(5.4)	—	(42.9)
(Loss) income before equity in net income of affiliate and subsidiaries	(3.7)	142.5	29.2	—	168.0
Equity in net income of affiliate	—	—	—	—	—
Equity in net income of subsidiaries	171.7	29.2	—	(200.9)	—
Net income	168.0	171.7	29.2	(200.9)	168.0
Other comprehensive (loss) income	(14.7)	(14.7)	(14.4)	29.1	(14.7)
Comprehensive income (loss)	$153.3	$157.0	$14.8	$(171.8)	$153.3

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Six Months Ended June 27, 2019

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$3,599.1	$747.4	$(362.6)	$3,983.9
Operating costs and expenses
Cost of sales	—	3,080.9	663.2	(362.6)	3,381.5
Selling, general and administrative	7.0	103.1	9.9	—	120.0
Research and development	—	20.3	3.1	—	23.4
Total operating costs and expenses	7.0	3,204.3	676.2	(362.6)	3,524.9
Operating (loss) income	(7.0)	394.8	71.2	—	459.0
Interest expense and financing fee amortization	—	(42.4)	(2.0)	1.9	(42.5)
Other income (expense), net	—	(1.6)	1.1	(1.9)	(2.4)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(7.0)	350.8	70.3	—	414.1
Income tax benefit (provision)	1.5	(73.2)	(11.3)	—	(83.0)
(Loss) income before equity in net income of affiliate and subsidiaries	(5.5)	277.6	59.0	—	331.1
Equity in net income of affiliate	—	—	—	—	—
Equity in net income of subsidiaries	336.6	59.0	—	(395.6)	—
Net income	331.1	336.6	59.0	(395.6)	331.1
Other comprehensive (loss) income	(4.7)	(4.7)	(4.0)	8.7	(4.7)
Comprehensive income (loss)	$326.4	$331.9	$55.0	$(386.9)	$326.4

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Six Months Ended June 28, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$3,195.2	$712.0	$(334.2)	$3,573.0
Operating costs and expenses
Cost of sales	—	2,751.9	640.5	(334.2)	3,058.2
Selling, general and administrative	5.7	101.7	9.8	—	117.2
Research and development	—	18.6	1.9	—	20.5
Total operating costs and expenses	5.7	2,872.2	652.2	(334.2)	3,195.9
Operating (loss) income	(5.7)	323.0	59.8	—	377.1
Interest expense and financing fee amortization	—	(35.9)	(2.8)	2.6	(36.1)
Other income (expense), net	—	(3.0)	(2.6)	(2.6)	(8.2)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(5.7)	284.1	54.4	—	332.8
Income tax benefit (provision)	1.1	(54.9)	(9.0)	—	(62.8)
(Loss) income before equity in net income of affiliate and subsidiaries	(4.6)	229.2	45.4	—	270.0
Equity in net income of affiliate	0.6	—	0.6	(0.6)	0.6
Equity in net income of subsidiaries	274.6	45.4	—	(320.0)	—
Net income	270.6	274.6	46.0	(320.6)	270.6
Other comprehensive (loss) income	(15.9)	(15.9)	(14.8)	30.7	(15.9)
Comprehensive income (loss)	$254.7	$258.7	$31.2	$(289.9)	$254.7

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
June 27, 2019

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$1,117.6	$183.8	$—	$1,301.4
Restricted cash	—	0.3	—	—	0.3
Accounts receivable, net		636.3	302.1	(342.9)	595.5
Contract assets, short-term	—	568.5	45.4	—	613.9
Inventory, net	—	680.7	290.0	—	970.7
Other current assets	—	59.4	2.7	—	62.1
Total current assets	—	3,062.8	824.0	(342.9)	3,543.9
Property, plant and equipment, net	—	1,678.8	483.0	—	2,161.8
Right of use assets	—	43.4	7.0	—	50.4
Contract assets, long-term	—	10.3	0.4	—	10.7
Pension assets, net	—	304.6	20.2	—	324.8
Investment in subsidiary	1,468.7	753.3	—	(2,222.0)	—
Other assets	—	320.6	126.7	(193.8)	253.5
Total assets	$1,468.7	$6,173.8	$1,461.3	$(2,758.7)	$6,345.1
Liabilities
Accounts payable	$—	$1,040.6	$420.0	$(344.2)	$1,116.4
Accrued expenses	—	277.7	37.1	1.3	316.1
Profit sharing	—	34.9	3.0	—	37.9
Current portion of long-term debt	—	32.4	0.9	—	33.3
Operating lease liabilities, short-term	—	5.0	0.6	—	5.6
Advance payments, short-term	—	19.8	—	—	19.8
Contract liabilities, short-term	—	160.7	—	—	160.7
Forward loss provision, long-term	—	21.9	—	—	21.9
Deferred revenue and other deferred credits, short-term	—	19.5	0.5	—	20.0
Deferred grant income liability - current	—	—	7.7	—	7.7
Other current liabilities	—	50.1	20.6	—	70.7
Total current liabilities	—	1,662.6	490.4	(342.9)	1,810.1
Long-term debt	—	2,106.4	100.1	(93.2)	2,113.3
Operating lease liabilities, long-term	—	38.4	6.4	—	44.8
Advance payments, long-term	—	212.1	—	—	212.1
Pension/OPEB obligation	—	33.2	—	—	33.2
Contract liabilities, long-term	—	361.4	—	—	361.4
Forward loss provision, long-term	—	135.8	—	—	135.8
Deferred grant income liability - non-current	—	9.5	19.4	—	28.9
Deferred revenue and other deferred credits	—	36.8	2.2	—	39.0
Other liabilities	—	189.0	9.4	(100.6)	97.8
Total equity	1,468.7	1,388.6	833.4	(2,222.0)	1,468.7
Total liabilities and stockholders’ equity	$1,468.7	$6,173.8	$1,461.3	$(2,758.7)	$6,345.1

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 27, 2019

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$279.1	$192.6	$—	$471.7
Investing activities
Purchase of property, plant and equipment	—	(63.1)	(14.8)	—	(77.9)
Other	—	0.1	—	—	0.1
Net cash used in investing activities	—	(63.0)	(14.8)	—	(77.8)
Financing activities
Proceeds from issuance of debt	—	250.0	—	—	250.0
Proceeds from revolving credit facility	—	100.0	—	—	100.0
Principal payments of debt	—	(4.5)	(0.4)	—	(4.9)
Payments on term loan	—	(2.6)			(2.6)
Payments on revolving credit facility	—	(100.0)			(100.0)
Proceeds (payments) from intercompany debt	—	60.4	(60.4)	—	—
Taxes paid related to net share settlement of awards	—	(11.8)	—	—	(11.8)
Proceeds (payments) from subsidiary for purchase of treasury stock	75.0	(75.0)	—	—	—
Purchase of treasury stock	(75.0)	—	—	—	(75.0)
Proceeds (payments) from subsidiary for dividends paid	25.4	(25.2)	(0.2)	—	—
Dividends Paid	(25.4)	—	—	—	(25.4)
Proceeds from issuance of ESPP stock	—	1.3			1.3
Net cash provided by (used in) financing activities	—	192.6	(61.0)	—	131.6
Effect of exchange rate changes on cash and cash equivalents	—	—	(1.5)	—	(1.5)
Net increase in cash and cash equivalents for the period	—	408.7	115.3	—	524.0
Cash, cash equivalents, and restricted cash, beginning of period	—	725.5	68.6	—	794.1
Cash, cash equivalents, and restricted cash, end of period	$—	$1,134.2	$183.9	$—	$1,318.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 28, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	—	320.1	77.1	—	397.2
Investing activities
Purchase of property, plant and equipment	—	(89.4)	(20.0)	—	(109.4)
Other	—	(0.3)	0.6	—	0.3
Net cash used in investing activities	—	(89.7)	(19.4)	—	(109.1)
Financing activities
Proceeds from issuance of bonds	—	1,300.0	—	—	1,300.0
Principal payments of debt	—	(2.7)	(0.6)	—	(3.3)
Payments on term loan	—	(256.2)	—	—	(256.2)
Payments on bonds	—	(202.6)	—	—	(202.6)
Proceeds (payments) from intercompany debt	—	57.2	(57.2)	—	—
Debt issuance and financing costs	—	(16.9)	—	—	(16.9)
Taxes paid related to net share settlement of awards	—	(15.4)	—	—	(15.4)
Proceeds (payments) from subsidiary for purchase of treasury stock	805.8	(805.8)	—	—	—
Purchase of treasury stock	(805.8)	—	—	—	(805.8)
Proceeds (payments) from subsidiary for dividends paid	22.8	(22.8)	—	—	—
Dividends Paid	(22.8)	—	—	—	(22.8)
Net cash provided by (used in) financing activities	—	34.8	(57.8)	—	(23.0)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	—	0.2
Net increase in cash and cash equivalents for the period	—	265.2	0.1	—	265.3
Cash, cash equivalents, and restricted cash, beginning of period	—	387.3	58.2	—	445.5
Cash, cash equivalents, and restricted cash, end of period	—	652.5	58.3	—	710.8

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
You should read the following discussion of our financial condition and results of operations in conjunction with the unaudited condensed consolidated financial statements and the notes to the unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report"). The following section may include “forward-looking statements.” Forward-looking statements reflect our current expectations or forecasts of future events. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “could,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “might,” “objective,” “plan,” “predict,” “project,” “should,” “target,” “will,” “would,” and other similar words, or phrases, or the negative thereof, unless the context requires otherwise. These statements reflect management’s current views with respect to future events and are subject to risks and uncertainties, both known and unknown, including, but not limited to, those described in the “Risk Factors” section of our Annual Report on Form 10-K, as updated by the Company's Quarterly Report on Form 10-Q for the first quarter of 2019. Our actual results may vary materially from those anticipated in forward-looking statements. We caution investors not to place undue reliance on any forward-looking statements.

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following: 1) our ability to continue to grow our business and execute our growth strategy, including the timing, execution, and profitability of new and maturing programs; 2) our ability to perform our obligations under our new and maturing commercial, business aircraft, and military development programs, and the related recurring production, including our ability to meet contractually required production rate increases; 3) our ability to accurately estimate and manage performance, cost, and revenue under our contracts, including our ability to achieve certain cost reductions with respect to the B787 program and other programs; 4) margin pressures and the potential for additional forward losses on new and maturing programs; 5) our ability and our suppliers’ ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft and expanding model mixes; 6) the effect on aircraft demand and build rates of changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market and expanding conflicts or political unrest; 7) customer cancellations or deferrals as a result of global economic uncertainty or otherwise; 8) the effect of economic conditions in the industries and markets in which we operate in the U.S. and globally and any changes therein, including fluctuations in foreign currency exchange rates; 9) the success and timely execution of key milestones such as the receipt of necessary regulatory approvals, including our ability to obtain in a timely fashion any required regulatory or other third party approvals for the consummation of our announced acquisition of Asco, and customer adherence to their announced schedules; 10) our ability to successfully negotiate, or re-negotiate, future pricing under our supply agreements with Boeing and our other customers; 11) our ability to enter into profitable supply arrangements with additional customers; 12) the ability of all parties to satisfy their performance requirements, including our ability to timely deliver quality products, under existing supply contracts with our two major customers, Boeing and Airbus, and other customers, and the risk of non-payment by such customers; 13) any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals, or reduced orders by their customers or from labor disputes, domestic or international hostilities, acts of terrorism, or government action such as mandatory aircraft fleet grounding; 14) any adverse impact on the demand for air travel or our operations from the outbreak of diseases or epidemic or pandemic outbreaks; 15) our ability to avoid or recover from cyber-based or other security attacks, information technology failures, or other disruptions; 16) returns on pension plan assets and the impact of future discount rate changes on pension obligations; 17) our ability to borrow additional funds or refinance debt; 18) competition from or in-sourcing by commercial aerospace original equipment manufacturers and competition from other aerostructures suppliers; 19) the effect of governmental laws, such as U.S. export control laws and U.S. and foreign anti-bribery laws such as the Foreign Corrupt Practices Act and the United Kingdom Bribery Act, and environmental laws and agency regulations, both in the U.S. and abroad; 20) the effect of changes in tax law, such as the effect of The Tax Cuts and Jobs Act that was enacted on December 22, 2017, and changes to the interpretations of or guidance related thereto, and the Company’s ability to accurately calculate and estimate the effect of such changes; 21) any reduction in our credit ratings; 22) our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components; 23) our ability to recruit and retain a critical mass of highly skilled employees and our relationships with the unions representing many of our employees, including our ability to avoid labor disputes and work stoppages with respect to our union employees; 24) spending by the U.S. and other governments on defense; 25) the possibility that our cash flows and our credit facility may not be adequate for our additional capital needs or for payment of interest on, and principal of, our indebtedness; 26) our exposure under our revolving credit facility to higher interest payments should interest rates increase substantially; 27) the effectiveness of any interest rate hedging programs; 28) the effectiveness of our internal control over financial reporting; 29) the outcome or impact of ongoing or future litigation, claims, and regulatory actions; 30) our exposure to potential product liability and warranty claims; 31) our ability to effectively assess, manage and integrate acquisitions that we pursue, including our ability to successfully integrate the Asco business and generate synergies and other cost savings; 32) the consummation of our announced acquisition of Asco while avoiding any unexpected costs, charges, expenses, and adverse changes to business relationships and other business disruptions for ourselves and Asco as a result of the acquisition; 33) our ability to continue selling certain receivables through our supplier financing programs; 34) the risks of doing business internationally, including fluctuations in foreign currency exchange rates, impositions of tariffs or embargoes, trade restrictions, compliance with foreign laws, and domestic and foreign government policies; 35) prolonged periods of inflation where we do not have adequate inflation protection in our customer contracts, among other things; and 36) the timing and conditions surrounding the return to service of the 737 MAX fleet and related impacts on our production rate.

These factors are not exhaustive and it is not possible for us to predict all factors that could cause actual results to differ materially from those reflected in our forward-looking statements. These factors speak only as of the date hereof, and new factors may emerge or changes to the foregoing factors may occur that could impact our business. As with any projection or forecast, these statements are inherently susceptible to uncertainty and changes in circumstances. Except to the extent required by law, we undertake no obligation to, and expressly disclaim any obligation to, publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. You should review carefully the section captioned “Risk Factors” in the Company’s 2018 Form 10-K and the Company's Quarterly Report on Form 10-Q for the first quarter of 2019 for a more complete discussion of these and other factors that may affect our business.

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

Recent Events

On July 3, 2019, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2020. The swap has a notional value of $300.0 million and fixes the variable portion of a piece of the Company's floating rate at 1.587%. On July 8, 2019, the Company entered into an additional interest rate swap agreement, with an effective date of September 15, 2019. This swap has a notional value of $150.0 million and fixes the variable rate of the Company's Floating Rate Notes at 1.859%.

B737 Program

Throughout 2018 and in to the first quarter of 2019, the B737 program increased in production rate to meet increased demand. As we worked to meet these increasing rates we experienced production challenges, including supplier disruption, model mix changes, and other challenges that resulted in additional production costs recognized throughout 2018. A recovery plan was implemented in the first half of 2018 and we were able to recover to schedule during the fourth quarter of 2018.

At the outset of 2019, we expected to increase production of B737 aircraft to a production rate of 57 aircraft per month in 2019. In March 2019, the B737 MAX fleet was grounded in the U.S. and internationally following the 2018 and 2019 accidents involving two B737 MAX aircraft. On April 5, 2019, Boeing announced that it would make a temporary adjustment in the production rate of the B737 MAX aircraft from 52 to 42 aircraft per month. Subsequent to Boeing’s announcement, and pursuant to a Memorandum of Agreement executed with Boeing (the “MOA”), we announced that Spirit would maintain a B737 delivery rate of 52 shipsets per month in an effort to minimize supply chain disruptions. The MOA established that all B737 shipsets produced in excess of Boeing’s production rate (collectively, the “incremental shipsets”) will be deemed to be delivered to Boeing “FOB” at Spirit’s facilities, which will trigger Boeing’s payment obligations for the incremental shipsets.

To improve quality and cost efficiencies, we slowed down production temporarily in June 2019, and, as a result, we delivered fewer shipsets per month during the month of June. We expect that the annualized average monthly shipset deliveries over the course of the year to be at rate 52 subject to any reductions that Boeing may decide to implement.

We continue to work very closely with Boeing and our supply base to minimize the disruption to our operations as a result of the grounding of the B737 MAX fleet as much as possible. The change from the planned rate of 57 aircraft per month to 52 aircraft per month created significant disruption in a complex production system and resulted in increased costs and impacted program margins. We have implemented many cost-reduction efforts during the second quarter of 2019 in an effort to mitigate the impact from the B737 MAX grounding, including reducing overtime and the use of contractors, offering an early retirement program, and reducing other operating expenses.

For so long as the grounding of the B737 MAX fleet continues, there may be further reductions in the production rate, including a temporary shutdown in production. To the extent that the grounding of the B737 MAX fleet continues for an extended period of time and Spirit is required to further reduce its production rate on the B737 MAX aircraft, Spirit’s business, financial condition, results of operations and cash flows could be materially adversely impacted.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended		Six Months Ended
	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
	($ in millions)		($ in millions)
Revenue	$2,016.1	$1,836.9	$3,983.9	$3,573.0
Cost of sales	1,723.2	1,547.2	3,381.5	3,058.2
Gross profit	292.9	289.7	602.4	514.8
Selling, general and administrative	56.4	61.0	120.0	117.2
Research and development	10.5	11.1	23.4	20.5
Operating income	226.0	217.6	459.0	377.1
Interest expense and financing fee amortization	(23.7)	(24.8)	(42.5)	(36.1)
Other (expense) income, net	8.6	(12.3)	(2.4)	(8.2)
Income before income taxes and equity in net income of affiliate	210.9	180.5	414.1	332.8
Income tax provision	(42.9)	(35.3)	(83.0)	(62.8)
Income before equity in net income of affiliate	168.0	145.2	331.1	270.0
Equity in net income of affiliate	—	—	—	0.6
Net income	$168.0	$145.2	$331.1	$270.6

Comparative shipset deliveries by model are as follows:

	Three Months Ended		Six Months Ended
Model	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
B737	147	169	299	297
B747	2	2	3	3
B767	8	7	16	15
B777	16	12	29	21
B787	42	38	84	75
Total Boeing	215	228	431	411
A220 (1)	10	—	18	—
A320 Family	172	162	350	323
A330	9	17	18	33
A350	30	24	58	52
A380	—	1	1	3
Total Airbus	221	204	445	411
Business and Regional Jets (1)	13	22	26	42
Total	449	454	902	864

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

Net revenues by prime customer are as follows:

	Three Months Ended		Six Months Ended
Prime Customer	June 27, 2019	June 28, 2018	June 27, 2019	June 28, 2018
	($ in millions)		($ in millions)
Boeing	$1,614.7	$1,456.4	$3,163.1	$2,796.8
Airbus	320.1	290.6	649.9	605.1
Other	81.3	89.9	170.9	171.1
Total net revenues	$2,016.1	$1,836.9	$3,983.9	$3,573.0

Changes in Estimates

During the second quarter of 2019, we recognized total changes in estimates of $(10.9) million, which included favorable changes in estimates on forward loss programs of $2.3 million, and unfavorable cumulative catch-up adjustments related to periods prior to the second quarter of 2019 of $13.2 million. During the same period in the prior year, we recognized total changes in estimates of $24.9 million, which included favorable changes in estimates on net forward loss programs of $17.4 million, and favorable cumulative catch-up adjustments related to periods prior to the second quarter of 2018 of $7.5 million.

Three Months Ended June 27, 2019 as Compared to Three Months Ended June 28, 2018

Revenue.  Revenues for the three months ended June 27, 2019 were $2,016.1 million, an increase of $179.2 million, or 9.8%, compared to net revenues of $1,836.9 million for the same period in the prior year. Higher revenues were recorded for all segments during the second quarter of 2019 compared to the same period in the prior year. The increase in revenues was primarily due to higher production activity on the B777, A350 XWB, and B787 programs, favorable model mix on the B737, and increased revenue recognized on the B787 due to contractual terms agreements, partially offset by decreased revenue from certain non-recurring Boeing programs. Approximately 96% of Spirit’s net revenues for the second quarter of 2019 came from our two largest customers, Boeing and Airbus.

Total production deliveries to Boeing decreased to 215 shipsets during the second quarter of 2019, compared to 228 shipsets delivered in the same period of the prior year, primarily driven by decreased production on the B737, partially offset by increased production on the B787 and B777 programs. Total production deliveries to Airbus increased to 221 shipsets during the second quarter of 2019, compared to 204 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 and A350 XWB programs and the transfer of the A220 program to total Airbus deliveries starting in the third quarter of 2018, partially offset by decreased A330 deliveries. Total production deliveries of business/regional jet wing and wing components decreased to 13 shipsets during the second quarter of 2019, compared to 22 shipsets delivered in the same period of the prior year, due to the transfer of the A220 program to total Airbus deliveries starting in the third quarter of 2018. In total, production deliveries decreased slightly to 449 shipsets during the second quarter of 2019, compared to 454 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $292.9 million for the three months ended June 27, 2019, compared to $289.7 million for the same period in the prior year. This increase was driven by increased margins recognized on the B737 and B777 programs and favorable model mix on the B737, partially offset by the absence of a favorable change in estimate on the B787 program recorded in the second quarter of 2018. In the second quarter of 2019, we recognized $13.2 million of unfavorable cumulative catch-up adjustments related to periods prior to the second quarter of 2019, and $2.3 million of favorable changes in estimates on forward loss programs. In the same period of 2018, we recorded $7.5 million of favorable cumulative catch-up adjustments related to periods prior to the second quarter of 2018, and $17.4 million of favorable changes in estimates on loss programs.

SG&A and Research and Development.  SG&A expense was $4.6 million lower for the three months ended June 27, 2019, compared to the same period in the prior year due to a decrease in expenses related to the Asco acquisition, partially offset by increased headcount and increased bid & proposal activity. Research and development expense was $0.6 million lower for the three months ended June 27, 2019, compared to the same period in the prior year.

Operating Income.  Operating income for the three months ended June 27, 2019 was $226.0 million, an increase of $8.4 million, or 3.9% compared to operating income of $217.6 million for the same period in the prior year. The increase in operating income was driven by an increase in Gross profit, as outlined in further detail above, and decreased SG&A and research and development expenses.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended June 27, 2019 includes $21.1 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs and original issue discount, compared to $12.6 million of interest and fees paid or accrued in connection with long-term debt and $10.5 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. During the second quarter of 2018, we extinguished out $300.0 million 2022 Notes through a tender offer and redemption. As a result, we recognized a loss on extinguishment of $9.0 million.

Other (Expense) Income, net. Other income, net for the three months ended June 27, 2019 was $8.6 million, compared to Other expense, net of $12.3 million for the same period in the prior year. Other income, net during the second quarter of 2019 was primarily driven by gains on foreign currency revaluation, a gain on proceeds from a litigation settlement, and recurring pension income, partially offset by expenses related to a voluntary retirement program offered by the Company in the second quarter of 2019 as well as net losses on the sale of receivables. Other expense, net during the second quarter of 2018 was primarily driven by losses on foreign currency forward contracts as the U.S. Dollar strengthened against the Euro and net losses on sales of receivables, partially offset by pension income and foreign exchange fluctuations.

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

The income tax provision for the three months ended June 27, 2019 includes $39.1 million for federal taxes, ($1.0) million for state taxes and $4.7 million for foreign taxes. The income tax provision for the three months ended June 28, 2018 includes $29.9 million for federal taxes, $0.9 million for state taxes and $4.6 million for foreign taxes. The effective tax rate for the three months ended June 27, 2019 was 20.3% as compared to 19.6% for the same period in 2018. The difference in the effective tax rate recorded for 2019 as compared to 2018 is related primarily to the impact of state tax credits, offset by the impact of estimated GILTI tax, decreased Federal R&D credit, and decreased benefit for share based compensation excess tax benefit in 2019. The decrease from the U.S. statutory tax rate is attributable primarily to the generation of state income tax and Federal research credits, share based compensation excess tax benefit, and foreign tax rates lower than the U.S. rate.

Segments.  The following table shows segment revenues and operating income for the three months ended June 27, 2019 and June 28, 2018:

	Three Months Ended
	June 27, 2019	June 28, 2018
	($ in millions)
Segment Revenues
Fuselage Systems	$1,096.8	$1,029.7
Propulsion Systems	518.9	422.7
Wing Systems	398.5	383.0
All Other	1.9	1.5
	$2,016.1	$1,836.9
Segment Operating Income
Fuselage Systems	$135.8	$163.2
Propulsion Systems	97.7	74.8
Wing Systems	57.4	56.7
All Other	—	—
	290.9	294.7
SG&A	(56.4)	(61.0)
Research and development	(10.5)	(11.1)
Unallocated cost of sales (1)	2.0	(5.0)
Total operating income	$226.0	$217.6

(1) Includes $3.0 million of warranty income and $4.0 million of warranty expense for the three months ended June 27, 2019 and June 28, 2018, respectively.

Fuselage Systems, Propulsion Systems, Wing Systems, and All Other represented approximately 54%, 26%, 20% and less than 1%, respectively, of our net revenues for the three months ended June 27, 2019.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended June 27, 2019 were $1,096.8 million, an increase of $67.1 million, or 7%, compared to the same period in the prior year. The increase was primarily due to higher production activity on the B737, B777, B787, and A350 XWB programs and increased revenue recognized on the B787 program due to contractual terms agreements, partially offset by lower revenue recognized on certain non-recurring programs. Fuselage Systems segment operating margins were 12% for the three months ended June 27, 2019, compared to 16% for the same period in the prior year, primarily due to lower margins recognized on the B737 program and the absence of favorable changes in estimates on loss programs recorded in the second quarter of 2018. In the second quarter of 2019, the segment recorded unfavorable cumulative catch-up adjustments of $8.3 million and favorable changes in estimates on loss programs of $1.3 million. In comparison, during the second quarter of 2018, the segment recorded favorable cumulative catch-up adjustments of $5.7 million and favorable changes in estimates on loss programs of $10.1 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended June 27, 2019 were $518.9 million, an increase of $96.2 million, or 23%, compared to the same period in the prior year. The increase was primarily due to increased production activity on the B777 and B787 programs, favorable model mix on the B737, and increased revenue recognized on the B787 program due to contractual terms agreements. Propulsion Systems segment operating margins were 19% for the three months ended June 27, 2019, compared to 18% for the same period in the prior year. This increase was primarily driven by favorable model mix on the B737 program, partially offset by cumulative catch-up adjustments recorded. The segment recorded unfavorable cumulative catch-up adjustments of $6.6 million and favorable changes in estimates on forward loss programs of $0.4 million for the three months ended June 27, 2019. In comparison, during the same period of the prior year, the segment recorded favorable cumulative catch-up adjustments of $3.4 million and favorable changes in estimates on loss programs of $4.3 million.

Wing Systems.  Wing Systems segment net revenues for the three months ended June 27, 2019 were $398.5 million, an increase of $15.5 million, or 4%, compared to the same period in the prior year. The increase was primarily due to increased production activity on the B737, B777, B787 and A350 programs and increased revenue recognized on the B787 program due to contractual terms agreements; partially offset by decreased revenue recognized on the A320 program. Wing Systems segment operating margins were 14% for the three months ended June 27, 2019, compared to 15% for the same period in the prior year. This decrease is driven by decreased margins recognized on the A320 program, partially offset by increased margins recognized on the B777 and A350 programs. In the second quarter of 2019, the segment recorded favorable cumulative catch-up adjustments of $1.7 million and favorable changes in estimates on forward loss programs of $0.6 million. In comparison, during the second quarter of 2018, the segment recorded $3.0 million of favorable changes in estimates on loss programs as well as unfavorable cumulative catch-up adjustments of $1.6 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services and natural gas revenues from the Kansas Industrial Energy Supply Company ("KIESC"), a tenancy in common with other Wichita companies established to purchase natural gas where we are a major participant. In the three months ended June 27, 2019, All Other segment net revenues were $1.9 million, an increase of $0.4 million compared to the same period in the prior year, primarily due to non-recurring revenue.

Six Months Ended June 27, 2019 as Compared to Six Months Ended June 28, 2018

Net Revenues.  Net revenues for the six months ended June 27, 2019 were $3,983.9 million, an increase of $410.9 million, or 12%, compared to net revenues of $3,573.0 million for the same period in the prior year. Higher revenues were recorded for all segments during the first half of 2019 as compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries of the B737, B777, B787, and A350 XWB programs, increased defense related activities, and increased revenue recognized on the B787 due to contractual terms agreements, partially offset by decreased revenue recognized on the A320 program and certain non-recurring Boeing programs. Approximately 96% of Spirit’s net revenues for the first half of 2019 came from our two largest customers, Boeing and Airbus.

Production deliveries to Boeing increased to 431 shipsets during the first half of 2019, compared to 411 shipsets delivered in the same period of the prior year, primarily driven by increased production on the B777 and B787 programs. Production deliveries to Airbus increased to 445 shipsets during the first half of 2019, compared to 411 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 and A350 XWB programs and the transfer of the A220 program to total Airbus deliveries starting in the third quarter of 2018, partially offset by lower A330 and A380 deliveries. Production deliveries of business/regional jet wing and wing components decreased to 26 shipsets during the first half of 2019, compared to 42 shipsets delivered in the same period of the prior year as a result of the transfer of the A220 program to total Airbus deliveries starting in the third quarter of 2018. In total, production deliveries increased by 4% to 902 shipsets during the first half of 2019, compared to 864 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $602.4 million for the six months ended June 27, 2019, as compared to $514.8 million for the same period in the prior year. The increase in gross profit was primarily driven by increased margins recorded on the B737, B777, and A350 XWB programs, partially offset by lower margins recognized on the A320 program.

SG&A and Research and Development.  SG&A expense was $2.8 million higher for the six months ended June 27, 2019, compared to the same period in the prior year primarily due to increased headcount, partially offset by decreased costs incurred related to the anticipated purchase of Asco. Research and development expense was $2.9 million higher for the six months ended June 27, 2019, compared to the same period in the prior year primarily due to more internal projects underway.

Operating Income.  Operating income for the six months ended June 27, 2019 was $459.0 million, an increase of $81.9 million, or 21.7%, compared to operating income of $377.1 million for the same period in the prior year.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the six months ended June 27, 2019 includes $37.5 million of interest and fees paid or accrued in connection with long-term debt and $1.8 million in amortization of deferred financing costs and original issue discount, compared to $21.4 million of interest and fees paid or accrued in connection with long-term debt and $11.4 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. During the second quarter of 2018, we extinguished our $300.0 million 2022 Notes through a tender offer and redemption. As a result, we recognized a loss on extinguishment of $9.0 million.

Other (Expense) Income, net. Other expense for the six months ended June 27, 2019 was $2.4 million, compared to Other expense of $8.2 million for the same period in the prior year. Other expense during 2019 was primarily driven by losses on foreign currency forward hedge contracts as the U.S. Dollar strengthened against the Euro, expenses related to a voluntary retirement program offered by the Company in the second quarter of 2019, and net losses on sales of receivables, partially offset by gains on foreign currency revaluations, a gain on proceeds from a litigation settlement, and recurring pension income. Other expense for the six months ended June 28, 2018 was primarily driven by losses on foreign currency forward contracts as the U.S. Dollar strengthened against the Euro and net losses on sales of receivables, partially offset by recurring pension income.

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

The income tax provision for the six months ended June 27, 2019 includes $73.1 million for federal taxes, ($0.1) million for state taxes, and $9.9 million for foreign taxes. The income tax provision for the six months ended June 28, 2018 includes $53.9 million for federal taxes, $1.4 million for state taxes, and $7.6 million for foreign taxes. The effective tax rate for the six months ended June 27, 2019 was 20% as compared to 18.9% in 2018. The difference in the effective tax rate recorded for 2019 as compared to 2018 is primarily due to the impact of state tax credits, offset by the impact of estimated GILTI tax, and the decreased benefit for share based compensation excess tax benefit in 2019. The decrease from the U.S. statutory tax rate is attributable primarily to the generation of state income tax and federal research credits, share based compensation excess tax benefit and foreign tax rates lower than the U.S. rate.

Segments.  The following table shows segment revenues and operating income for the six months ended June 27, 2019 and June 28, 2018:

	Six Months Ended
	June 27, 2019	June 28, 2018
	($ in millions)
Segment Revenues
Fuselage Systems	$2,166.4	$1,992.4
Propulsion Systems	1,004.6	817.2
Wing Systems	806.4	760.0
All Other	6.5	3.4
	$3,983.9	$3,573.0
Segment Operating Income
Fuselage Systems	$274.7	$282.9
Propulsion Systems	193.2	127.7
Wing Systems	123.2	107.5
All Other	1.2	(1.0)
	592.3	517.1
Corporate SG&A	(120.0)	(117.2)
Research and development	(23.4)	(20.5)
Unallocated cost of sales(1)	10.1	(2.3)
Total operating income	$459.0	$377.1

(1)	Includes $10.9 million reversal of warranty expense and $1.1 million of warranty expense for the six months ended June 27, 2019 and June 28, 2018, respectively.

Fuselage Systems.  Fuselage Systems segment net revenues for the six months ended June 27, 2019 were $2,166.4 million, an increase of $174.0 million, or 8.7%, compared to the same period in the prior year. The increase was primarily due to increased production activities on the B737, B777, B787, and A350 XWB programs, increased defense related activities, increased Aftermarket activities, and increased revenue recognized on the B787 program due to contractual terms agreements, partially offset by decreased revenue recognized on certain non-recurring Boeing programs. Fuselage Systems segment operating margins were 13% for the six months ended June 27, 2019, compared to 14% for the same period in the prior year. The decrease was primarily driven by decreased margins recognized on the B737 program. In the first half of 2019, the segment recorded unfavorable cumulative catch-up adjustments of $5.3 million and favorable changes in estimates on loss programs of $5.0 million. In comparison, during the first half of 2018, the segment recorded net forward loss charges of $1.5 million and unfavorable cumulative catch-up adjustments of $2.5 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the six months ended June 27, 2019 were $1,004.6 million, an increase of $187.4 million, or 23%, compared to the same period in the prior year. The increase is primarily related to increased production on the B737, B777, B787, and A220 programs and increased revenue recognized on the B787 program due to contractual terms agreements. Propulsion Systems segment operating margins were 19% for the six months ended June 27, 2019, compared to 16% for the same period in the prior year. The increase in margins was primarily driven by an increase in margins recognized on the B737 program. In the first half of 2019, the segment recorded unfavorable cumulative catch-up adjustments of $3.5 million and favorable changes in estimates on loss programs of $0.9 million. In comparison, during the first half of 2018, the segment recorded favorable cumulative catch-up adjustments of $1.4 million and favorable changes in estimates on loss programs of $0.8 million.

Wing Systems.  Wing Systems segment net revenues for the six months ended June 27, 2019 were $806.4 million, an increase of $46.4 million, or 6%, compared to the same period in the prior year. The increase was primarily due to increased production on the B737, B777, B787, and A350 programs and increased revenue recognized on the B787 program due to contractual terms agreements, partially offset by decreased revenue recognized on the A320 program. Wing Systems segment operating margins were 15% for the six months ended June 27, 2019, compared to 14% for the same period in the prior year, driven primarily by increased margin recognized on the B777 and A350 programs, partially offset by decreased profit on the A320 program. In the first half of 2019, the segment recorded favorable cumulative catch-up adjustments of $1.7 million and favorable changes in estimates on loss programs of $1.1 million. In comparison, during the first half of 2018, the segment recorded favorable cumulative catch-up adjustments of $0.7 million and net forward loss charges of $0.5 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services and natural gas revenues from KIESC. In the six months ended June 27, 2019, All Other segment net revenues were $6.5 million, an increase of $3.1 million compared to the same period in the prior year, primarily due to increased non-recurring revenue. The All Other segment recorded 18% operating margins for the six months ended June 27, 2019.

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

As of June 27, 2019, we had $1,301.4 million of cash and cash equivalents on the balance sheet. In addition we have $800.0 million of available borrowing capacity under our 2018 Revolver. There were no borrowings or outstanding balances under our 2018 Revolver as of June 27, 2019.

On October 24, 2018, the Board of Directors approved an increase to the existing share repurchase program of approximately $800.0 million, resulting in a total program authorization of $1.0 billion. As of June 27, 2019, we had approximately $925.0 million remaining in our share repurchase program. Beginning in the second quarter of 2019, we temporarily paused our share repurchases pending further clarity on the B737 MAX return to service.

At the outset of 2019, we expected to increase production of B737 aircraft to a production rate of 57 aircraft per month in 2019. On April 5, 2019, we agreed to maintain the B737 delivery rate at 52 aircraft per month rather than accelerating in rate as was planned. The change from the planned rate of 57 aircraft per month to 52 aircraft per month created significant disruption in a complex production system and resulted in increased costs and impacted program margins. To improve quality and cost efficiencies, we slowed down production temporarily in June 2019 and, as a result, delivered fewer B737 MAX shipsets during the month of June. We expect that the annualized average monthly shipset deliveries over the course of the year to be at rate 52, subject to any reductions that Boeing may decide to implement. As compared to a planned rate of 57 aircraft per month, lower monthly rate production will negatively affect our cash flows from continuing operations and, thus, our liquidity for such period of time that we remain at such rate, or a lower rate. To the extent that the grounding of the B737 MAX fleet continues for an extended period of time, or that Boeing further reduces our production rate of the B737 MAX aircraft, Spirit’s liquidity could be materially adversely impacted.

We believe our future operating cash flows will be sufficient to meet our future operating cash needs. Further, we believe that our access to the 2018 Credit Agreement and our ability to obtain debt financing provides additional potential sources of liquidity as required or appropriate.

Cash Flows

The following table provides a summary of our cash flows for the six months ended June 27, 2019 and June 28, 2018:

	For the Six Months Ended
	June 27, 2019	June 28, 2018
	($ in millions)
Net cash provided by operating activities	$471.7	$397.2
Net cash used in investing activities	(77.8)	(109.1)
Net cash provided/(used) in financing activities	131.6	(23.0)
Effect of exchange rate change on cash and cash equivalents	(1.5)	0.2
Net increase in cash, cash equivalents and restricted cash for the period	524.0	265.3
Cash, cash equivalents, and restricted cash beginning of period	794.1	445.5
Cash, cash equivalents, and restricted cash, end of period	$1,318.1	$710.8

Six Months Ended June 27, 2019 as Compared to Three Months Ended June 28, 2018

Operating Activities. For the six months ended June 27, 2019, we had a net cash inflow of $471.7 million from operating activities, an increase of $74.7 million compared to a net cash inflow of $397.2 million for the same period in the prior year. The increase in net cash provided by operating activities was primarily due to higher revenues.

Investing Activities. For the six months ended June 27, 2019, we had a net cash outflow of $77.8 million for investing activities, a decrease in outflow of $31.3 million compared to a net cash outflow of $109.1 million for the same period in the prior year. The decrease in cash outflow is due to decreased capital expenditures during the first half of 2019.

Financing Activities. For the six months ended June 27, 2019, we had a net cash inflow of $131.6 million for financing activities, an increase in inflow of $154.6 million, compared to a net cash outflow of $23.0 million for the same period in the prior year. This increase in cash inflow is due to a Delayed Draw Term Loan of $250.0 million, which was drawn during the first quarter of 2019. During the six months ended June 27, 2019, we repurchased 796,409 shares of our Common Stock for $75.0 million, compared to 866,113 shares repurchased for $805.8 million during the same period in the prior year. Additionally, during the six months ended June 27, 2019, we paid a dividend of $25.4 million to our stockholders of record, compared to a dividend of $22.8 million paid in the same period in the prior year.

Pension and Other Post-Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at June 27, 2019, and we anticipate non-cash pension income for 2019 to remain at or near the same level as 2018. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 16, Pension and Other Post-Retirement Benefits, for more information on the Company’s pension plans.

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 million and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps was an asset of $0.2 million as of June 27, 2019. For the six months ended June 27, 2019, the Company recorded a loss related to swap activity of $0.8 million.

Foreign Currency Forward Contract

A significant portion of the purchase price in the Asco acquisition is payable in Euros and, accordingly, movements in the Euro exchange rate could cause the purchase price to fluctuate, affecting our cash flows. To minimize the risk of currency exchange rate movements on the Company’s cash flows, the Company entered into foreign currency forward contracts; however the Company has not designated these forward contracts as a hedge and has not applied hedge accounting to them. During the second quarter of 2018, the Company entered into a foreign currency forward contract in the amount of $580.0 million; this foreign currency forward contract was net settled in the third quarter of 2018 and a new contract was entered during the fourth quarter of 2018 in the amount of $568.3 million; this contract was net settled and a third contract was entered into with a settlement date in the first quarter of 2019 in the amount of $547.7 million. The third contract was settled at the end of the first quarter of 2019 and a fourth contract was entered into in the amount of $542.1 million and settled in the second quarter of 2019. There is no remaining asset or liability as of June 27, 2019 related to the foreign currency forward contract. The Company recorded a net loss related to this activity of $2.1 million for the six months ended June 27, 2019.

Debt and Other Financing Arrangements

During the first quarter of 2019, we drew $250.0 million on the Delayed Draw Term Loan. As of June 27, 2019, the outstanding balance of the term loans under the 2018 Credit Agreement was $456.3 and the carrying value was $452.3 million.

The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $298.8 million, $298.1 million, and $693.7 million as of June 27, 2019, respectively.

The carrying value of the 2026 Notes was $297.7 million as of June 27, 2019.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of June 27, 2019, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $231.9 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2019 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 27, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding any recent material development relating to our legal proceedings since the filing of our 2018 Form 10-K is included in Note 20, Commitments, Contingencies and Guarantees to our condensed consolidated financial statements included in Part I of this Quarterly Report and incorporated herein by reference.

Item 1A. Risk Factors

In addition to other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors,” in our 2018 Form 10-K, as updated in our Form 10-Q for the first quarter of 2019, which could materially affect our business, financial condition, or results of operations. There have been no material changes to the Company’s risk factors previously disclosed in our 2018 Form 10-K, as updated in our Form 10-Q for the first quarter of 2019.

Item 6.  Exhibits

Exhibit Number	Exhibit

10.1*††	Memorandum of Agreement between the Boeing Company and Spirit AeroSystems, Inc., 737 Production Rate Adjustments, dated as of April 12, 2019.

10.2*††	Amendment 43 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 22, 2019.

10.3*††	Amendment No. 29 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of May 14, 2019.

10.4*
Letter Agreement, dated May 3, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 1, 2018 (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.

10.5*
Amended and Restated Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated May 14, 2019 (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.

10.6*
Letter Agreement, dated June 3, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V. (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.

10.7*
Letter Agreement, dated July 14, 2019, RE; Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V.(as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.

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

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Jose Garcia	Senior Vice President and Chief Financial	July 31, 2019
Jose Garcia	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ John Gilson	Vice President and Corporate Controller (Principal Accounting Officer)	July 31, 2019
John Gilson