Form 10-Q
period 2019-09-26
Spirit AeroSystems Holdings, Inc.
filed 2019-10-31
CIK 1364885

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
 Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 26, 2019
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
If an emerging growth company, indicate by check mark whether the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 24, 2019, the registrant had 103,517,451 shares of class A common stock, $0.01 par value per share, outstanding.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
	($ in millions, except per share data)
Revenue	$1,919.9	$1,813.7	$5,903.8	$5,386.7
Operating costs and expenses
Cost of sales	1,647.6	1,543.1	5,029.1	4,601.3
Selling, general and administrative	53.6	37.3	173.6	154.5
Research and development	12.6	10.8	36.0	31.3
Total operating costs and expenses	1,713.8	1,591.2	5,238.7	4,787.1
Operating income	206.1	222.5	665.1	599.6
Interest expense and financing fee amortization	(23.6)	(24.2)	(66.1)	(60.3)
Other (expense) income, net	(9.5)	7.4	(11.9)	(0.8)
Income before income taxes and equity in net income of affiliate	173.0	205.7	587.1	538.5
Income tax provision	(41.7)	(36.9)	(124.7)	(99.7)
Income before equity in net income of affiliate	131.3	168.8	462.4	438.8
Equity in net income of affiliate	—	—	—	0.6
Net income	$131.3	$168.8	$462.4	$439.4
Earnings per share
Basic	$1.27	$1.61	$4.46	$4.02
Diluted	$1.26	$1.59	$4.41	$3.98

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
	($ in millions)
Net income	$131.3	$168.8	$462.4	$439.4
Changes in other comprehensive gain (loss), net of tax:
Pension, SERP, and Retiree medical adjustments, net of tax effect of $(11.4) and $0.1 for the three months ended, respectively, and $(11.2) and $0.3 for the nine months ended, respectively	36.9	(0.6)	36.2	(1.8)
Unrealized foreign exchange loss on intercompany loan, net of tax effect of $0.2 and zero for the three months ended, respectively, and $0.3 and $0.3 for the nine months ended, respectively	(1.1)	—	(1.3)	(1.3)
Unrealized loss on interest rate swaps, net of tax effect of $(0.3) for the three and nine months ended	(1.5)	—	(1.5)	—
Foreign currency translation adjustments	$(12.8)	$—	$(16.7)	$(13.4)
Total other comprehensive gain (loss)	21.5	(0.6)	16.7	(16.5)
Total comprehensive income	$152.8	$168.2	$479.1	$422.9

See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited)

	September 26, 2019	December 31, 2018
	($ in millions)
Assets
Cash and cash equivalents	$1,477.3	$773.6
Restricted cash	0.3	0.3
Accounts receivable, net	708.6	545.1
Contract assets, short-term	579.0	469.4
Inventory, net	1,015.2	1,012.6
Other current assets	58.3	48.3
Total current assets	3,838.7	2,849.3
Property, plant and equipment, net	2,199.8	2,167.6
Right of use assets	49.7	—
Contract assets, long-term	9.7	54.1
Pension assets	385.3	326.7
Other assets	218.4	288.2
Total assets	$6,701.6	$5,685.9
Liabilities
Accounts payable	$1,140.5	$902.6
Accrued expenses	319.8	313.1
Profit sharing	55.9	68.3
Current portion of long-term debt	37.6	31.4
Operating lease liabilities, short-term	6.2	—
Advance payments, short-term	19.8	2.2
Contract liabilities, short-term	170.5	157.9
Forward loss provision, short-term	37.2	12.4
Deferred revenue and other deferred credits, short-term	17.2	20.0
Deferred grant income liability - current	5.6	16.0
Other current liabilities	55.4	58.2
Total current liabilities	1,865.7	1,582.1
Long-term debt	2,132.2	1,864.0
Operating lease liabilities, long-term	43.6	—
Advance payments, long-term	335.1	231.9
Pension/OPEB obligation	32.6	34.6
Contract liabilities, long-term	340.4	369.8
Forward loss provision, long-term	161.9	170.6
Deferred revenue and other deferred credits	32.4	31.2
Deferred grant income liability - non-current	28.0	28.0
Other liabilities	112.7	135.6
Stockholders' Equity
Preferred stock, par value $0.01, 10,000,000 shares authorized, no shares issued	—	—
Common stock, Class A par value $0.01, 200,000,000 shares authorized, 104,888,051 and 105,461,817 shares issued and outstanding, respectively	1.0	1.1
Additional paid-in capital	1,113.4	1,100.9
Accumulated other comprehensive loss	(188.1)	(196.6)
Retained earnings	3,146.2	2,713.2
Treasury stock, at cost (41,515,847 and 40,719,438 shares, respectively)	(2,456.0)	(2,381.0)
Total stockholders’ equity	1,616.5	1,237.6
Noncontrolling interest	0.5	0.5
Total equity	1,617.0	1,238.1
Total liabilities and equity	$6,701.6	$5,685.9
 See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2018	105,461,817	$1.1	$1,100.9	$(2,381.0)	$(196.6)	$2,713.2	$1,237.6
Net income	—	—	—	—	—	331.1	331.1
Adoption of ASU 2018-02	—	—	—	—	(8.3)	8.3	—
Dividends Declared(a)	—	—	—	—	—	(25.3)	(25.3)
Employee equity awards	392,933	—	15.1	—	—	—	15.1
Stock forfeitures	(97,154)	—	—	—	—	—	—
Net shares settled	(126,808)	—	(11.8)	—	—	—	(11.8)
ESPP shares issued	14,617	—	1.3				1.3
SERP shares issued	6,214	—	—	—	—	—	—
Treasury shares	(796,409)	(0.1)	—	(75.0)	—	—	(75.1)
Other comprehensive loss	—	—	—	—	(4.7)	—	(4.7)
Balance — June 27, 2019	104,855,210	$1.0	$1,105.5	$(2,456.0)	$(209.6)	$3,027.3	$1,468.2
Net income	—	—	—	—	—	131.3	131.3
Dividends Declared(a)	—	—	—	—	—	(12.4)	(12.4)
Employee equity awards	37,841	—	8.2	—	—	—	8.2
Stock forfeitures	(2,568)	—	—	—	—	—	—
Net shares settled	(2,432)	—	(0.3)	—	—	—	(0.3)
Other comprehensive gain	—	—	—	—	21.5	—	21.5
Balance — September 26, 2019	104,888,051	$1.0	$1,113.4	$(2,456.0)	$(188.1)	$3,146.2	$1,616.5

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings

	Shares	Amount					Total
	($ in millions, except share data)
Balance — December 31, 2017	114,447,605	$1.1	$1,086.9	$(1,580.9)	$(128.5)	$2,422.4	$1,801.0
Net income	—	—	—	—	—	270.6	270.6
Adoption of ASC 606	—	—	—	—	—	(276.3)	(276.3)
Dividends Declared(a)	—	—	—	—	—	(24.2)	(24.2)
Employee equity awards	412,247	—	13.6	—	—	—	13.6
Stock forfeitures	(41,135)	—	—	—	—	—	—
Net shares settled	(173,799)	—	(15.4)	—	—	—	(15.4)
Treasury shares	(8,157,287)	—	(108.6)	(691.4)	—	—	(800.0)
Other comprehensive loss	—	—	—	—	(15.9)	—	(15.9)
Balance — June 28, 2018	106,498,050	$1.1	$977.3	$(2,272.3)	$(144.4)	$2,392.5	$954.2
Net income	—	$—	$—	$—	$—	$168.8	$168.8
Dividends Declared(a)	—	—	—	—	—	(12.6)	(12.6)
Employee equity awards	1,409	—	6.3	—	—	—	6.3
Stock forfeitures	(3,378)	—	—	—	—	—	—
Net shares settled	(2,155)	—	(0.2)	—	—	—	(0.2)
Other comprehensive loss	—	—	—	—	(0.6)	—	(0.6)
Balance — September 27, 2018	106,493,926	$1.1	$983.4	$(2,272.3)	$(145.0)	$2,548.7	$1,115.9

(a) Cash dividends declared per common share were $0.12 for the three months ended September 26, 2019, June 27, 2019, and March 28, 2019. Cash dividends declared per common share were $0.12 for the three months ended September 27, 2018 and June 28, 2018, and $0.10 for the three months ended March 29, 2018.

Spirit AeroSystems Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 26, 2019	September 27, 2018
Operating activities	($ in millions)
Net income	$462.4	$439.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation expense	186.9	171.3
Amortization expense	0.1	0.4
Amortization of deferred financing fees	2.6	17.3
Accretion of customer supply agreement	3.3	3.0
Employee stock compensation expense	22.6	19.9
Loss from derivative instruments	8.1	3.4
Gain from foreign currency transactions	17.2	0.8
Loss on disposition of assets	0.7	1.7
Deferred taxes	29.4	(37.8)
Pension and other post-retirement benefits, net	(9.7)	(25.1)
Grant liability amortization	(13.8)	(15.9)
Equity in net income of affiliate	—	(0.6)
Forward loss provision	(7.5)	(134.0)
Changes in assets and liabilities
Accounts receivable	(167.8)	(122.3)
Inventory, net	(3.3)	26.7
Contract assets	(67.5)	(50.4)
Accounts payable and accrued liabilities	149.3	279.9
Profit sharing/deferred compensation	(12.2)	(67.4)
Advance payments	120.8	(73.2)
Income taxes receivable/payable	4.9	(28.3)
Contract liabilities	(16.7)	188.0
Deferred revenue and other deferred credits	6.2	(1.1)
Other	2.6	(28.3)
Net cash provided by operating activities	718.6	567.4
Investing activities
Purchase of property, plant and equipment	(118.8)	(170.9)
Other	0.1	2.8
Net cash used in investing activities	(118.7)	(168.1)
Financing activities
Proceeds from issuance of debt	250.0	1,300.0
Proceeds from revolving credit facility	100.0	—
Principal payments of debt	(8.5)	(4.9)
Payments on term loan	(5.2)	(256.3)
Payments on revolving credit facility	(100.0)	—
Payments on bonds	—	(300.0)
Taxes paid related to net share settlement awards	(12.1)	(15.5)
Proceeds from issuance of ESPP stock	1.3	—
Debt issuance and financing costs	—	(23.2)
Purchase of treasury stock	(75.0)	(805.8)
Dividends paid	(37.8)	(35.4)
Other	0.8	—
Net cash provided by (used in) financing activities	113.5	(141.1)
Effect of exchange rate changes on cash and cash equivalents	(13.5)	0.2
Net increase in cash, cash equivalents, and restricted cash for the period	699.9	258.4
Cash, cash equivalents, and restricted cash, beginning of period	794.1	445.5
Cash, cash equivalents, and restricted cash, end of period	$1,494.0	$703.9

Reconciliation of Cash, Cash Equivalents, and Restricted Cash:
	For the Nine Months Ended
	September 26, 2019	September 27, 2018
Cash and cash equivalents, beginning of the period	$773.6	$423.3
Restricted cash, short-term, beginning of the period	0.3	2.2
Restricted cash, long-term, beginning of the period	20.2	20.0
Cash, cash equivalents, and restricted cash, beginning of the period	$794.1	$445.5

Cash and cash equivalents, end of the period	$1,477.3	$683.4
Restricted cash, short-term, end of the period	0.3	0.3
Restricted cash, long-term, end of the period	16.4	20.2
Cash, cash equivalents, and restricted cash, end of the period	$1,494.0	$703.9
See notes to condensed consolidated financial statements (unaudited)

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

1.  Organization and Basis of Interim Presentation

Spirit AeroSystems Holdings, Inc. (“Holdings” or the “Company”) provides manufacturing and design expertise in a wide range of fuselage, propulsion, and wing products and services for aircraft original equipment manufacturers (“OEM”) and operators through its subsidiary, Spirit AeroSystems, Inc. (“Spirit”). The Company's headquarters are in Wichita, Kansas, with manufacturing and assembly facilities in Tulsa and McAlester, Oklahoma; Prestwick, Scotland; Wichita, Kansas; Kinston, North Carolina; Subang, Malaysia; Saint-Nazaire, France; and San Antonio, Texas.

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

In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments and elimination of intercompany balances and transactions) considered necessary to fairly present the results of operations for the interim period. The results of operations for the nine months ended September 26, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management's estimates of current expected credit losses. ASU 2016-13 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2019. Early adoption is permitted after fiscal years beginning December 15, 2018. The Company does not expect the adoption of this standard to have a material effect to the Company's consolidated financial statements.

4.  Changes in Estimates

The Company has a periodic forecasting process in which management assesses the progress and performance of the Company’s programs. This process requires management to review each program’s progress by evaluating the program schedule, changes to identified risks and opportunities, changes to estimated revenues and costs for the accounting contracts (and options if applicable), and any outstanding contract matters. Risks and opportunities include but are not limited to management’s judgment about the cost associated with the Company’s ability to achieve the schedule, technical requirements (e.g., a newly-developed product versus a mature product), and any other program requirements. Due to the span of years it may take to completely satisfy the performance obligations for the accounting contracts (and options, if any) and the scope and nature of the work required to be performed on those contracts, the estimation of total revenue and costs is subject to many variables and, accordingly, is subject to change based upon judgment. When adjustments in estimated total consideration or estimated total cost are required, any changes from prior estimates for fully satisfied performance obligations are recognized in the current period as a cumulative catch-up adjustment for the inception-to-date effect of such changes. Cumulative catch-up adjustments are driven by several factors including production efficiencies, assumed rate of production, the rate of overhead absorption, changes to scope of work, and contract modifications. The quarterly and year-to-date forward losses relate primarily to negative changes in estimates on the B787 program due to Boeing's publicly announced rate reduction from 14 aircraft per month to 12 aircraft per month on October 23, 2019 .

Changes in estimates are summarized below:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended		For the Nine Months Ended
Changes in Estimates	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
(Unfavorable) Favorable Cumulative Catch-up Adjustment by Segment
Fuselage	$(14.4)	$(12.0)	$(2.0)	$(3.0)
Propulsion	1.8	(2.4)	(1.5)	0.9
Wing	(0.4)	1.4	1.7	0.9
Total (Unfavorable) Favorable Cumulative Catch-up Adjustment	$(13.0)	$(13.0)	$(1.8)	$(1.2)

Changes in Estimates on Loss Programs (Forward Loss) by Segment
Fuselage	$(18.8)	$—	$(13.8)	$(1.5)
Propulsion	(4.0)	(0.8)	(3.1)	—
Wing	(6.0)	0.3	(4.9)	(0.2)
Total Changes in Estimates (Forward Loss) on Loss Programs	$(28.8)	$(0.5)	$(21.8)	$(1.7)

Total Change in Estimate	$(41.8)	$(13.5)	$(23.6)	$(2.9)
EPS Impact (diluted per share based upon statutory rates)	$(0.31)	$(0.10)	$(0.18)	$(0.02)

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

Accounts receivable, net consists of the following:

	September 26, 2019	December 31, 2018
Trade receivables	$680.3	$527.9
Other	29.2	17.9
Less: allowance for doubtful accounts	(0.9)	(0.7)
Accounts receivable, net	$708.6	$545.1

The Company has entered into agreements (the “Receivable Sales Agreements”) to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being de-recognized from the balance sheet. The Receivable Sales Agreements provide for the continuing sale of certain receivables on a revolving basis until terminated by any involved party. The receivables under the Receivable Sales Agreements are sold without recourse to the third party financial institution. During 2019, $4,378.3 of accounts receivable have been sold via these arrangements. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is $18.7 for the nine months ended September 26, 2019 and is included in Other income and expense. See Note 21, Other Income (Expense), Net.

6.  Contract Assets and Contract Liabilities

Contract assets primarily represent revenues recognized for performance obligations that have been satisfied but for which amounts have not been billed. Contract assets, current are those that are expected to be billed to our customer within 12 months. Contract assets, long-term are those that are expected to be billed to our customer over periods greater than 12 months. No impairments to contract assets were recorded for the period ended September 26, 2019.

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

	December 31, 2018	September 26, 2019	Change
Contract assets	$523.5	$588.7	$65.2
Contract liabilities	(527.7)	(510.9)	16.8
Net contract assets (liabilities)	$(4.2)	$77.8	$82.0

The increase in contract assets reflects the net impact of additional revenue recognized in excess of billed revenues during the period. The decrease in contract liabilities reflects the net impact of less deferred revenue recorded in excess of revenue recognized during the period. For the period ended September 26, 2019, the Company recognized $109.7 of revenue that was included in the contract liability balance at the beginning of the period.

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

The following tables show disaggregated revenues for the three and nine months ended September 26, 2019 and September 27, 2018:

	For the Three Months Ended		For the Nine Months Ended
Revenue	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
Contracts with performance obligations satisfied over time	$1,466.9	$1,456.7	$4,491.8	$4,212.6
Contracts with performance obligations satisfied at a point in time	453.0	357.0	1,412.0	1,174.1
Total Revenue	$1,919.9	$1,813.7	$5,903.8	$5,386.7

The following table disaggregates revenue by major customer:

	For the Three Months Ended		For the Nine Months Ended
Customer	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
Boeing	$1,542.0	$1,465.5	$4,705.1	$4,262.2
Airbus	284.1	263.8	934.0	869.0
Other	93.8	84.4	264.7	255.5
Total Revenue	$1,919.9	$1,813.7	$5,903.8	$5,386.7

The following table disaggregates revenue based upon the location where control of products are transferred to the customer:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	For the Three Months Ended		For the Nine Months Ended
Location	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
United States	$1,620.6	$1,534.0	$4,935.8	$4,460.8
International
United Kingdom	177.4	184.4	577.6	574.1
Other	121.9	95.3	390.4	351.8
Total International	299.3	279.7	968.0	925.9
Total Revenue	$1,919.9	$1,813.7	$5,903.8	$5,386.7

Remaining Performance Obligations
Unsatisfied, or partially unsatisfied, performance obligations that are expected to be recognized in the future are noted in the table below. The Company expects options to be exercised in addition to the amounts presented below:

	Remaining in 2019	2020	2021	2022 and After
Unsatisfied performance obligations	$1,728.6	$6,344.5	$5,933.8	$1,002.7

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

	September 26, 2019	December 31, 2018
Raw materials	$242.4	$240.4
Work-in-process(1)	731.9	727.8
Finished goods	11.0	7.1
Product inventory	985.3	975.3
Capitalized pre-production	29.9	37.3
Total inventory, net	$1,015.2	$1,012.6

(1)
Work-in-process inventory includes direct labor, direct material, overhead and purchases on contracts for which revenue is recognized at a point in time as well as sub-assembly parts that have not been issued to production on contracts for which revenue is recognized using the input method. For the periods ended September 26, 2019 and December 31, 2018, work-in-process inventory includes $149.0 and $151.6, respectively, of costs incurred in anticipation of specific contracts and no impairments were recorded in the period.

Product inventory, summarized in the table above, is shown net of valuation reserves of $36.3 and $55.2 as of September 26, 2019 and December 31, 2018, respectively.

9.  Property, Plant and Equipment, net

Property, plant and equipment, net consists of the following:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	September 26, 2019	December 31, 2018
Land	$14.7	$15.0
Buildings (including improvements)	905.0	822.7
Machinery and equipment	1,888.8	1,697.0
Tooling	1,047.1	1,032.3
Capitalized software	275.5	269.2
Construction-in-progress	144.8	227.8
Total	4,275.9	4,064.0
Less: accumulated depreciation	(2,076.1)	(1,896.4)
Property, plant and equipment, net	$2,199.8	$2,167.6

Repair and maintenance costs are expensed as incurred. The Company recognized repair and maintenance costs of $32.9 and $31.3 for the three months ended September 26, 2019 and September 27, 2018, respectively, and $102.7 and $99.0 for the nine months ended September 26, 2019 and September 27, 2018, respectively.

The Company capitalizes certain costs, such as software coding, installation, and testing, that are incurred to purchase or to create and implement internal-use computer software.  Depreciation expense related to capitalized software was $4.3 and $4.1 for the three months ended September 26, 2019 and September 27, 2018, respectively, and $13.3 and $12.7 for the nine months ended September 26, 2019 and September 27, 2018, respectively.

The Company reviews capital and amortizing intangible assets (long-lived assets) for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluated its long-lived assets at its locations and determined no impairment was necessary for the period ended September 26, 2019.

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
For the three months ended September 26, 2019, total net lease cost was $6.0. This was comprised of $2.4 of operating lease costs, $2.9 amortization of assets related to finance leases, and $0.7 interest on finance lease liabilities. For the nine months ended September 26, 2019, total net lease cost was $15.5. This was comprised of $6.7 of operating lease costs, $7.1 amortization of assets related to finance leases, and $1.7 interest on finance lease liabilities.

Supplemental cash flow information related to leases was as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 26, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.4	$6.7
Operating cash flows from finance leases	$0.8	$1.7
Financing cash flows from finance leases	$3.4	$7.2

ROU assets obtained in exchange for lease obligations:
Operating leases	$0.9	$1.6
Finance leases	$—	$—
Supplemental balance sheet information related to leases:

September 26, 2019
Finance leases:
Property and equipment, gross	$90.2
Accumulated amortization	(17.5)
Property and equipment, net	$72.7

The weighted average remaining lease term as of September 26, 2019 for operating and finance leases was 10.31 years and 7.35 years, respectively. The weighted average discount rate as of September 26, 2019 for operating and finance leases was 5.6% and 4.5%, respectively. See Note 15, Debt, for current and non-current finance lease obligations.

As of September 26, 2019, remaining maturities of lease liabilities were as follows:

	2019	2020	2021	2022	2023	2024 and thereafter	Total Lease Payments	Less: Imputed Interest	Total Lease Obligations
Operating Leases	$2.3	$8.6	$7.3	$7.0	$5.9	$35.2	$66.3	$(16.5)	$49.8
Financing Leases	$3.8	$15.2	$14.9	$11.4	$9.5	$28.6	$83.4	$(11.9)	$71.5

As of September 26, 2019, the Company had additional operating and financing lease commitments that have not yet commenced of approximately $2.6 and $151.8 for manufacturing equipment and facilities which are in various phases of construction or customization for the Company's ultimate use, with lease terms between 3 and 15 years. The Company's involvement in the construction and design process for these assets is generally limited to project management.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

11.  Other Assets

Other assets are summarized as follows:

	September 26, 2019	December 31, 2018
Intangible assets
Patents	$2.0	$2.0
Favorable leasehold interests	6.3	6.2
Total intangible assets	8.3	8.2
Less: Accumulated amortization - patents	(1.9)	(1.9)
Accumulated amortization - favorable leasehold interest	(5.1)	(4.9)
Intangible assets, net	1.3	1.4
Deferred financing
Deferred financing costs	41.7	41.7
Less: Accumulated amortization - deferred financing costs	(36.6)	(35.6)
Deferred financing costs, net	5.1	6.1
Other
Goodwill - Europe	2.3	2.4
Supply agreements(1)	11.8	14.6
Restricted cash - collateral requirements	16.4	20.2
Deferred tax asset - non-current	146.7	205.0
Other	34.8	38.5
Total	$218.4	$288.2

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

In the event Boeing does not take delivery of a sufficient number of shipsets to repay the full amount of advances prior to the termination of the B787 program or the B787 Supply Agreement, any advances not then repaid will be applied against any outstanding payments then due by Boeing to us, and any remaining balance will be repaid in annual installments of $42.0 due on December 15th of each year until the advance payments have been fully recovered by Boeing. As of September 26, 2019, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $231.9.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Advances on the B737 Program. On April 12, 2019, Boeing and the Company executed a Memorandum of Agreement (the “MOA”) relating to Spirit's production of aircraft with respect to the B737 program. In an effort to minimize the disruption to Spirit's operations and its supply chain, the MOA included the terms and conditions for an advance payment to be made from Boeing to Spirit in the amount of $123.0, which was received during the third quarter. Advance repayment will occur over deliveries in future years.

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

The Company’s long-term debt includes a senior unsecured term loan and senior unsecured notes.  The estimated fair value of the Company’s debt obligations is based on the quoted market prices for such obligations or the historical default rate for debt with similar credit ratings. The following table presents the carrying amount and estimated fair value of long-term debt:

	September 26, 2019			December 31, 2018
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Senior unsecured term loan A (including current portion)	$449.8	$450.7	(2)	$204.7	$197.8	(2)
Floating Rate Notes	298.9	299.0	(1)	298.5	292.9	(1)
Senior unsecured notes due 2023	298.2	309.0	(1)	297.9	297.5	(1)
Senior unsecured notes due 2026	297.7	306.0	(1)	297.5	274.5	(1)
Senior unsecured notes due 2028	693.9	750.3	(1)	693.5	663.0	(1)
Total	$2,038.5	$2,115.0		$1,792.1	$1,725.7

(1)	Level 1 Fair Value hierarchy

(2)	Level 2 Fair Value hierarchy

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

Derivatives Not Accounted for as Hedges

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 and fix the variable portion of the Company’s floating rate debt at 1.815%. The fair value of the interest rate swaps, using Level 2 inputs, was a liability of $0.1 as of September 26, 2019 and an asset of $2.2 as of December 31, 2018. The Company recorded a loss related to swap activity of $0.3 and $2.3 for the three and nine months ended September 26, 2019, respectively.

Foreign Currency Forward Contract

On May 1, 2018, the Company and its wholly-owned subsidiary Spirit AeroSystems Belgium Holdings BVBA (“Spirit Belgium”) entered into a definitive agreement (as amended, the “Purchase Agreement”) with certain private sellers pursuant to which Spirit Belgium will purchase all of the issued and outstanding equity of S.R.I.F. N.V., the parent company of Asco Industries N.V. (“Asco”), subject to certain customary closing adjustments, including foreign currency adjustments. A significant portion of the purchase price in the Asco acquisition is payable in Euros and, accordingly, movements in the Euro exchange rate could cause the purchase price to fluctuate, affecting our cash flows.

To minimize the risk of currency exchange rate movements on the Company's cash flows, the Company entered into foreign currency forward contracts; however the Company has not designated these forward contracts as a hedge and has not applied hedge accounting to them. During the second quarter of 2018, to reduce the Euro exchange rate exposure of the purchase of Asco, the Company entered into a foreign currency forward contract in the amount of $580.0; this foreign currency forward contract was net settled in the third quarter of 2018 and a new contract was entered into in the amount of $568.3; this contract was net settled and a third contract was entered into with a settlement date in the first quarter of 2019 in the amount of $547.7. The third contract was net settled at the end of the first quarter of 2019 and a fourth contract was entered into in the amount of $542.1 and settled early in the second quarter of 2019. There is no remaining asset or liability as of September 26, 2019 related to the foreign currency forward contract. The Company recorded a net loss related to foreign currency forward contract activity of $16.7 for the nine months ended September 26, 2019.

Derivatives Accounted for as Hedges

Cash Flow Hedges

During the third quarter of 2019 the Company entered into two interest rate swap agreements with a combined notional value of $450.0. These derivatives have been designated as cash flow hedges by the Company. The fair value of these hedges was a liability of $2.0 as of September 26, 2019.

Changes in the fair value of cash flow hedges are recorded in Accumulated Other Comprehensive Income ("AOCI") and recorded in earnings in the period in which the hedged transaction occurs. The loss recognized in AOCI was $2.0 for both the three and nine months ended September 26, 2019. For the three and nine months ended September 26, 2019, nothing was reclassified from AOCI to earnings. Within the next 12 months, the Company does not expect to recognize earnings related to these hedged contracts. As of September 26, 2019, the maximum term of hedged forecasted transactions was 3 years.

15.  Debt

Total debt shown on the balance sheet is comprised of the following:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	September 26, 2019		December 31, 2018
	Current	Noncurrent	Current	Noncurrent
Senior unsecured term loan A	$22.7	$427.1	$22.7	$182.0
Floating Rate Notes	—	298.9	—	298.5
Senior notes due 2023	—	298.2	—	297.9
Senior notes due 2026	—	297.7	—	297.5
Senior notes due 2028	—	693.9	—	693.5
Present value of capital lease obligations	13.2	58.3	7.1	35.3
Other	1.7	58.1	1.6	59.3
Total	$37.6	$2,132.2	$31.4	$1,864.0

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

In March 2019 the Company drew $250.0 on the Delayed Draw Term Loan and $100.0 on the 2018 Revolver. During the second quarter of 2019, the $100.0 drawn on the 2018 Revolver was repaid, resulting in a remaining unutilized amount of $800.0 as of September 26, 2019.

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

As of September 26, 2019, the outstanding balance of the 2018 Term Loan was $451.1 and the carrying value was $449.8.

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

The Floating Rate Notes bear interest at a rate per annum equal to three-month LIBOR, as determined in the case of the initial interest period, on May 25, 2018, and thereafter at the beginning of each quarterly period as described herein, plus 80 basis points and mature on June 15, 2021. Interest on the Floating Rate Notes is payable on March 15, June 15, September 15 and December 15 of each year, beginning on September 15, 2018. The 2023 Notes bear interest at a rate of 3.950% per annum and mature on June 15, 2023. The 2028 Notes bear interest at a rate of 4.600% per annum and mature on June 15, 2028. Interest on the 2023 Notes and 2028 Notes is payable on June 15 and December 15 of each year, beginning on December 15, 2018. The outstanding balance of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $300.0, $300.0, and $700.0 as of September 26, 2019, respectively. The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $298.9, $298.2, and $693.9 as of September 26, 2019, respectively.

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

2026 Notes

In June 2016, the Company issued $300.0 in aggregate principal amount of 3.850% Senior Notes due June 15, 2026 (the “2026 Notes”) with interest payable, in cash in arrears, on June 15 and December 15 of each year, beginning December 15, 2016. As of September 26, 2019, the outstanding balance of the 2026 Notes was $300.0 and the carrying value was $297.7. The Company guarantees Spirit's obligations under the 2026 Notes on a senior unsecured basis.

16. Pension and Other Post-Retirement Benefits

	Defined Benefit Plans
	For the Three Months Ended		For the Nine Months Ended
Components of Net Periodic Pension Expense/(Income)	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
Service cost	$0.3	$0.2	$1.0	$0.6
Interest cost	10.0	9.2	30.0	27.4
Expected return on plan assets	(16.6)	(17.4)	(50.0)	(52.3)
Amortization of net loss	0.1	—	0.5	—
Curtailment gain	—	—	(0.1)	—
Special termination benefits (1)	(5.5)	—	9.7	—
Net periodic pension (income) expense	$(11.7)	$(8.0)	$(8.9)	$(24.3)

(1) Special termination benefits for the three and nine months ending September 26, 2019 is a combination of pension value plan, postretirement medical plan, and settlement accounting changes offset by a reduction in the Company's net benefit obligation. Due to settlement accounting, the Company remeasured the pension assets and obligations which resulted in a $48.8 impact to OCI that is included in the Company’s Condensed Consolidated Statements of Comprehensive Income. The Company expects to record an additional change during the fourth quarter of 2019 related to settlement accounting tied to cash payments made.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	Other Benefits
	For the Three Months Ended		For the Nine Months Ended
Components of Other Benefit Expense	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
Service cost	$0.2	$0.3	$0.7	$0.8
Interest cost	0.3	0.3	1.0	0.8
Amortization of prior service cost	(0.2)	(0.2)	(0.7)	(0.7)
Amortization of net gain	(0.6)	(0.6)	(1.8)	(1.7)
Net periodic other benefit (income) expense	$(0.3)	$(0.2)	$(0.8)	$(0.8)

Employer Contributions

The Company expects to contribute zero dollars to the U.S. qualified pension plan and a combined total of approximately $6.9 for the Supplemental Executive Retirement Plan (“SERP”) and post-retirement medical plans in 2019.  The Company’s projected contributions to the U.K. pension plan for 2019 are $1.7. The entire amount contributed can vary based on exchange rate fluctuations.

17.  Stock Compensation

The Company recognized a net total of $7.5 and $6.3 of stock compensation expense for the three months ended September 26, 2019 and September 27, 2018, respectively, and a net total of $22.6 and $19.9 of stock compensation expense, for the nine months ended September 26, 2019 and September 27, 2018, respectively.

During the nine months ended September 26, 2019, 287,174 shares, 55,882 shares, and 71,920 shares of class A common stock (the “Common Stock”) with aggregate grant date fair values of $25.9, $6.8 and $6.5 were granted under the service-based, market-based, and performance based portions of the Company’s LTIAs, respectively. During the nine months ended September 26, 2019, 15,798 shares of Common Stock with aggregate grant date fair values of $1.4 were granted to the Board of Directors. Additionally, 383,121 shares of Common Stock with an aggregate grant date fair value of $23.2 that were LTIAs vested during the nine months ended September 26, 2019.

18. Income Taxes

The process for calculating the Company’s income tax expense involves estimating actual current taxes due plus assessing temporary differences arising from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. Deferred tax assets are periodically evaluated to determine their recoverability. The total net deferred tax asset at

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

September 26, 2019, and December 31, 2018, was $134.4 and $204.2, respectively. The difference is primarily due to the creation of deductible temporary differences and utilization of taxable temporary differences within the current year.

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

The 21.2% effective tax rate for the nine months ended September 26, 2019 differs from the 18.5% effective tax rate for the same period of 2018 primarily due to the current year impact of a reduction in state tax credits, a reduction in the federal R&D tax credit, decreased benefit for share based compensation excess tax benefit , offset by a decreased impact for Global Intangible Low-Taxed Income (“GILTI”), Additionally , there were discrete items reported in the quarter resulting in additional income tax in the current year related to the finalization of the 2018 amounts related to GILTI and the federal R&D tax credit reported in the tax return as agreed upon with the Internal Revenue Service (“IRS”) in the course of the Company’s participation in the IRS’s Compliance Assurance Process (“CAP”) program.

The Company's federal audit is effectively complete under the CAP program for the 2018 tax year. The Company will continue to participate in the CAP program for the 2019 tax year. The CAP program’s objective is to resolve issues in a timely, contemporaneous manner and eliminate the need for a lengthy post-filing examination.  There are no open audits in the Company’s foreign jurisdictions.

19.  Equity

Earnings per Share Calculation

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the measurement period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the measurement period.

The Company accounts for treasury stock under the cost method and includes treasury stock as a component of stockholders’ equity. As of September 26, 2019, no treasury shares have been reissued or retired.

During the nine month period ended September 26, 2019, the Company repurchased 0.8 million shares of its Common Stock for $75.0. As a result, the total authorization amount remaining under the current share repurchase program is approximately $925.0.

The following table sets forth the computation of basic and diluted earnings per share:

	For the Three Months Ended
	September 26, 2019			September 27, 2018
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$131.2	103.5	$1.27	$168.7	105.1	$1.61
Income allocated to participating securities	0.1	0.1		0.1	0.1
Net income	$131.3			$168.8

Diluted potential common shares		1.0			0.9
Diluted EPS
Net income	$131.3	104.6	$1.26	$168.8	106.1	$1.59

	For the Nine Months Ended
	September 26, 2019			September 27, 2018
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to common stockholders	$462.1	103.6	$4.46	$439.1	109.3	$4.02
Income allocated to participating securities	0.3	0.1		0.3	0.1
Net income	$462.4			$439.4

Diluted potential common shares		1.1			0.9
Diluted EPS
Net income	$462.4	104.8	$4.41	$439.4	110.3	$3.98

Included in the outstanding common shares were 1.4 million of issued but unvested shares at September 26, 2019 and September 27, 2018, which are excluded from the basic EPS calculation.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is summarized by component as follows:

	As of	As of
	September 26, 2019	December 31, 2018
Pension(1)	$(90.7)	$(116.7)
Hedges	(1.5)	—
SERP/Retiree medical(1)	19.0	17.2
Foreign currency impact on long term intercompany loan	(18.6)	(17.4)
Currency translation adjustment	(96.3)	(79.7)
Total accumulated other comprehensive loss	$(188.1)	$(196.6)

(1) September 26, 2019 balances include the reclass of the stranded tax effects related to Pension and SERP/Retiree medical to retained earnings of $12.0 and ($3.7), respectively, as a result of adopting ASU 2018-02. See Note 2, Adoption of New Accounting Standards.

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

Guarantees

Outstanding guarantees were $20.6 and $27.3 at September 26, 2019 and December 31, 2018, respectively.

Restricted Cash - Collateral Requirements

The Company was required to maintain $16.4 and $20.2 of restricted cash as of September 26, 2019 and December 31, 2018, respectively, related to certain collateral requirements for obligations under its workers’ compensation programs. The restricted cash is included in “Other assets” in the Company’s Condensed Consolidated Balance Sheets.

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

The warranty balance presented in the table below includes unresolved warranty claims that are in dispute in regards to their value as well as their contractual liability. The Company estimated the total costs related to some of these claims, however, there is significant uncertainty surrounding the disposition of these disputed claims and as such, the ultimate determination of the provision’s adequacy requires significant management judgment. The amount of the specific provisions recorded against disputed warranty claims was $8.1 and $41.0 as of September 26, 2019, and December 31, 2018, respectively. These specific provisions represent the Company’s best estimate of probable warranty claims. Should the Company incur higher than expected warranty costs and/or discover new or additional information related to these warranty provisions, the Company may incur additional charges that exceed these recorded provisions. The Company utilized available information to make appropriate assessments, however, the Company recognizes that data on actual claims experience is of limited duration and therefore, claims projections are subject to significant judgment. The amount of the reasonably possible disputed warranty claims in excess of the specific warranty provision was $12.1 as of September 26, 2019, and $34.0 as of December 31, 2018.

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

The following is a roll forward of the service warranty and extraordinary rework balance at September 26, 2019:

Balance, December 31, 2018	$104.8
Charges to costs and expenses	(9.9)
Payouts	(1.1)
Impact of TGI Settlement(1)	(25.0)
Exchange rate	(0.3)
Balance, September 26, 2019	$68.5

(1) Due to a settlement on outstanding warranty issues in the first quarter of 2019, $25.0 of warranty provision was reclassified to accounts payable and was paid in the second quarter of 2019.

21.  Other (Expense) Income, Net

Other (expense) income, net is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
Kansas Development Finance Authority bond	$0.8	$0.8	$2.8	$2.9
Rental and miscellaneous income	—	0.6	0.1	(0.7)
Interest income	2.6	2.1	8.8	5.0
Foreign currency losses (1)	(17.9)	(1.8)	(9.9)	(3.3)
Loss on foreign currency contract and interest rate swaps	(0.5)	1.1	(18.3)	(18.1)
Litigation settlement	—	—	13.5	—
Loss on sale of accounts receivable	(6.5)	(4.0)	(18.7)	(12.3)
Pension income (2)	12.0	8.6	9.8	25.7
Total	$(9.5)	$7.4	$(11.9)	$(0.8)

(1) Foreign currency gains and losses are due to the impact of movement in foreign currency exchange rates on an intercompany revolver and long-term contractual rights/obligations, as well as cash and both trade and intercompany receivables/payables that are denominated in a currency other than the entity’s functional currency.

(2) Pension expense for the three and nine months ended September 26, 2019 includes $5.5 and $(9.7) of income/(expenses), respectively, related to a voluntary retirement program offered by the Company in the second quarter of 2019.

22.  Segment Information

The Company operates in three principal segments: Fuselage Systems, Propulsion Systems, and Wing Systems. Revenue from Boeing represents a substantial portion of the Company's revenues in all segments. Wing Systems also includes significant revenues from Airbus. Approximately 95% of the Company's net revenues for the three months ended September 26, 2019, came from the Company's two largest customers, Boeing and Airbus. All other activities fall within the All Other segment, principally made up of sundry sales of miscellaneous services, tooling contracts and sales of natural gas through a tenancy-in-common with other companies that have operations in Wichita, Kansas. The Company's primary profitability measure to review a segment’s operating performance is segment operating income before corporate selling, general and administrative expenses, research and development, and unallocated cost of sales.

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

The following table shows segment revenues and operating income for the three and nine months ended September 26, 2019 and September 27, 2018:

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

	Three Months Ended		Nine Months Ended
	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
Segment Revenues
Fuselage Systems	$1,005.3	$991.0	$3,171.7	$2,983.4
Propulsion Systems	520.9	442.4	1,525.5	1,259.6
Wing Systems	391.0	378.6	1,197.4	1,138.6
All Other	2.7	1.7	9.2	5.1
	$1,919.9	$1,813.7	$5,903.8	$5,386.7
Segment Operating Income (Loss)
Fuselage Systems	$105.8	$134.8	$380.5	$417.7
Propulsion Systems	111.7	76.2	304.9	203.9
Wing Systems	53.9	58.6	177.1	166.1
All Other	1.3	1.3	2.5	0.3
	272.7	270.9	865.0	788.0
SG&A	(53.6)	(37.3)	(173.6)	(154.5)
Research and development	(12.6)	(10.8)	(36.0)	(31.3)
Unallocated cost of sales	(0.4)	(0.3)	9.7	(2.6)
Total operating income	$206.1	$222.5	$665.1	$599.6

23.  Asco Acquisition

On May 1, 2018, the Company and Spirit Belgium entered into the Purchase Agreement pursuant to which Spirit Belgium will purchase all of the issued and outstanding equity of Asco, a leading supplier of high lift wing structures, mechanical assemblies and major functional components to major OEMs and Tier I suppliers in the global commercial aerospace and military markets subject to certain customary closing adjustments, including foreign currency adjustments (the “Acquisition”). The Purchase Agreement is subject to customary closing conditions, including regulatory approvals.On October 28, 2019, the Company and Spirit Belgium entered into an agreement to amend and restate (the “Amendment”) the Purchase Agreement. The Amendment incorporates amendments to the Purchase Agreement agreed among the Parties to date.

The Amendment was primarily entered into in order to extend the long-stop date (the date upon which the Purchase Agreement will automatically terminate in the event that conditions to the Acquisition are not satisfied or waived) from October 29, 2019 to April 4, 2020 and to further address the previously disclosed large-scale ransomware attack that disabled Asco’s IT systems and forced a substantial portion of Asco’s production to be suspended (the “Cyberattack”). In addition to extending the long-stop date to April 4, 2020, the Amendment reduces the purchase price for the Acquisition from $604 million to $420 million, reduces the Sellers’ indemnification obligations under the Purchase Agreement to $80 million (except with respect to damages resulting or arising from the termination of certain commercial agreements), provides that closing will occur on April 3, 2020, and removes the closing condition precedent that a “Material Adverse Change” in Asco’s business has not occurred since May 1, 2018.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as an exhibit hereto.

Acquisition-related expenses were $8.4 for the nine months ended September 26, 2019 and are included in selling, general and administrative costs on the condensed and consolidated statements of operations.

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

(v)	Holdings and its subsidiaries on a consolidated basis.

Condensed Consolidating Statements of Operations
For the Three Months Ended September 26, 2019

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$1,747.5	$314.7	$(142.3)	$1,919.9
Operating costs and expenses
Cost of sales	—	1,511.6	278.3	(142.3)	1,647.6
Selling, general and administrative	2.6	46.4	4.6	—	53.6
Research and development	—	11.0	1.6	—	12.6
Total operating costs and expenses	2.6	1,569.0	284.5	(142.3)	1,713.8
Operating (loss) income	(2.6)	178.5	30.2	—	206.1
Interest expense and financing fee amortization	—	(23.6)	(0.9)	0.9	(23.6)
Other income (expense), net	—	(12.1)	3.5	(0.9)	(9.5)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(2.6)	142.8	32.8	—	173.0
Income tax benefit (provision)	0.6	(36.9)	(5.4)	—	(41.7)
(Loss) income before equity in net income of affiliate and subsidiaries	(2.0)	105.9	27.4	—	131.3
Equity in net income of affiliate	—	—	—	—	—
Equity in net income of subsidiaries	133.3	27.4	—	(160.7)	—
Net income	131.3	133.3	27.4	(160.7)	131.3
Other comprehensive (loss) income	21.5	21.5	(13.9)	(7.6)	21.5
Comprehensive income (loss)	$152.8	$154.8	$13.5	$(168.3)	$152.8

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

 Condensed Consolidating Statements of Operations
For the Nine Months Ended September 26, 2019

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$5,346.5	$1,062.2	$(504.9)	$5,903.8
Operating costs and expenses
Cost of sales	—	4,592.5	941.5	(504.9)	5,029.1
Selling, general and administrative	9.6	149.5	14.5	—	173.6
Research and development	—	31.3	4.7	—	36.0
Total operating costs and expenses	9.6	4,773.3	960.7	(504.9)	5,238.7
Operating (loss) income	(9.6)	573.2	101.5	—	665.1
Interest expense and financing fee amortization	—	(65.9)	(3.0)	2.8	(66.1)
Other income (expense), net	—	(13.7)	4.6	(2.8)	(11.9)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(9.6)	493.6	103.1	—	587.1
Income tax benefit (provision)	2.2	(110.2)	(16.7)	—	(124.7)
(Loss) income before equity in net income of affiliate and subsidiaries	(7.4)	383.4	86.4	—	462.4
Equity in net income of affiliate	—	—	—	—	—
Equity in net income of subsidiaries	469.8	86.4	—	(556.2)	—
Net income	462.4	469.8	86.4	(556.2)	462.4
Other comprehensive (loss) income	16.7	16.7	(18.0)	1.3	16.7
Comprehensive income (loss)	$479.1	$486.5	$68.4	$(554.9)	$479.1

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Operations
For the Nine Months Ended September 27, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Revenue	$—	$4,831.3	$1,017.6	$(462.2)	$5,386.7
Operating costs and expenses
Cost of sales	—	4,147.8	915.7	(462.2)	4,601.3
Selling, general and administrative	8.0	133.1	13.4	—	154.5
Research and development	—	27.8	3.5	—	31.3
Total operating costs and expenses	8.0	4,308.7	932.6	(462.2)	4,787.1
Operating (loss) income	(8.0)	522.6	85.0	—	599.6
Interest expense and financing fee amortization	—	(60.1)	(4.0)	3.8	(60.3)
Other income (expense), net	—	6.6	(3.6)	(3.8)	(0.8)
(Loss) income before income taxes and equity in net income of affiliate and subsidiaries	(8.0)	469.1	77.4	—	538.5
Income tax benefit (provision)	1.5	(88.6)	(12.6)	—	(99.7)
(Loss) income before equity in net income of affiliate and subsidiaries	(6.5)	380.5	64.8	—	438.8
Equity in net income of affiliate	0.6	—	0.6	(0.6)	0.6
Equity in net income of subsidiaries	445.3	64.8	—	(510.1)	—
Net income	439.4	445.3	65.4	(510.7)	439.4
Other comprehensive (loss) income	(16.5)	(16.5)	(14.7)	31.2	(16.5)
Comprehensive income (loss)	$422.9	$428.8	$50.7	$(479.5)	$422.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Balance Sheet
September 26, 2019

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Assets
Cash and cash equivalents	$—	$1,343.5	$133.8	$—	$1,477.3
Restricted cash	—	0.3	—	—	0.3
Accounts receivable, net		711.5	316.1	(319.0)	708.6
Contract assets, short-term	—	519.9	59.1	—	579.0
Inventory, net	—	704.0	311.2	—	1,015.2
Other current assets	—	46.4	11.9	—	58.3
Total current assets	—	3,325.6	832.1	(319.0)	3,838.7
Property, plant and equipment, net	—	1,724.7	475.1	—	2,199.8
Right of use assets	—	42.6	7.1	—	49.7
Contract assets, long-term	—	9.7	—	—	9.7
Pension assets, net	—	365.3	20.0	—	385.3
Investment in subsidiary	1,617.0	766.7	—	(2,383.7)	—
Other assets	—	299.4	110.3	(191.3)	218.4
Total assets	$1,617.0	$6,534.0	$1,444.6	$(2,894.0)	$6,701.6
Liabilities
Accounts payable	$—	$1,053.1	$407.8	$(320.4)	$1,140.5
Accrued expenses	—	292.3	26.1	1.4	319.8
Profit sharing	—	51.7	4.2	—	55.9
Current portion of long-term debt	—	36.5	1.1	—	37.6
Operating lease liabilities, short-term	—	5.4	0.8	—	6.2
Advance payments, short-term	—	19.8	—	—	19.8
Contract liabilities, short-term	—	170.5	—	—	170.5
Forward loss provision, long-term	—	37.2	—	—	37.2
Deferred revenue and other deferred credits, short-term	—	16.9	0.3	—	17.2
Deferred grant income liability - current	—	—	5.6	—	5.6
Other current liabilities	—	48.8	6.6	—	55.4
Total current liabilities	—	1,732.2	452.5	(319.0)	1,865.7
Long-term debt	—	2,125.3	97.6	(90.7)	2,132.2
Operating lease liabilities, long-term	—	37.3	6.3	—	43.6
Advance payments, long-term	—	335.1	—	—	335.1
Pension/OPEB obligation	—	32.6	—	—	32.6
Contract liabilities, long-term	—	340.4	—	—	340.4
Forward loss provision, long-term	—	161.9	—	—	161.9
Deferred grant income liability - non-current	—	9.4	18.6	—	28.0
Deferred revenue and other deferred credits	—	30.1	2.3	—	32.4
Other liabilities	—	192.8	20.5	(100.6)	112.7
Total equity	1,617.0	1,536.9	846.8	(2,383.7)	1,617.0
Total liabilities and stockholders’ equity	$1,617.0	$6,534.0	$1,444.6	$(2,894.0)	$6,701.6

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

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 26, 2019

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	$—	$571.3	$147.3	$—	$718.6
Investing activities
Purchase of property, plant and equipment	—	(94.0)	(24.8)	—	(118.8)
Other	—	0.1	—	—	0.1
Net cash used in investing activities	—	(93.9)	(24.8)	—	(118.7)
Financing activities
Proceeds from issuance of debt	—	250.0	—	—	250.0
Proceeds from revolving credit facility	—	100.0	—	—	100.0
Principal payments of debt	—	(7.8)	(0.7)	—	(8.5)
Payments on term loan	—	(5.2)			(5.2)
Payments on revolving credit facility	—	(100.0)			(100.0)
Proceeds (payments) from intercompany debt	—	56.1	(56.1)	—	—
Taxes paid related to net share settlement of awards	—	(12.1)	—	—	(12.1)
Proceeds (payments) from subsidiary for purchase of treasury stock	75.0	(75.0)	—	—	—
Purchase of treasury stock	(75.0)	—	—	—	(75.0)
Proceeds (payments) from subsidiary for dividends paid	37.8	(37.6)	(0.2)	—	—
Dividends Paid	(37.8)	—	—	—	(37.8)
Proceeds from issuance of ESPP stock	—	1.3	—	—	1.3
Other	—	0.8	—	—	0.8
Net cash provided by (used in) financing activities	—	170.5	(57.0)	—	113.5
Effect of exchange rate changes on cash and cash equivalents	—	(13.2)	(0.3)	—	(13.5)
Net increase in cash and cash equivalents for the period	—	634.7	65.2	—	699.9
Cash, cash equivalents, and restricted cash, beginning of period	—	725.5	68.6	—	794.1
Cash, cash equivalents, and restricted cash, end of period	$—	$1,360.2	$133.8	$—	$1,494.0

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 27, 2018

	Holdings	Spirit	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Operating activities
Net cash provided by operating activities	—	486.1	81.3	—	567.4
Investing activities
Purchase of property, plant and equipment	—	(142.9)	(28.0)	—	(170.9)
Other	—	2.3	0.5	—	2.8
Net cash used in investing activities	—	(140.6)	(27.5)	—	(168.1)
Financing activities
Proceeds from issuance of bonds	—	1,300.0	—	—	1,300.0
Principal payments of debt	—	(4.3)	(0.6)	—	(4.9)
Payments on term loan	—	(256.3)	—	—	(256.3)
Payments on bonds	—	(300.0)	—	—	(300.0)
Proceeds (payments) from intercompany debt	—	49.7	(49.7)	—	—
Debt issuance and financing costs	—	(23.2)	—	—	(23.2)
Taxes paid related to net share settlement of awards	—	(15.5)	—	—	(15.5)
Proceeds (payments) from subsidiary for purchase of treasury stock	805.8	(805.8)	—	—	—
Purchase of treasury stock	(805.8)	—	—	—	(805.8)
Proceeds (payments) from subsidiary for dividends paid	35.4	(35.4)	—	—	—
Dividends Paid	(35.4)	—	—	—	(35.4)
Net cash provided by (used in) financing activities	—	(90.8)	(50.3)	—	(141.1)
Effect of exchange rate changes on cash and cash equivalents	—	—	0.2	—	0.2
Net increase in cash and cash equivalents for the period	—	254.7	3.7	—	258.4
Cash, cash equivalents, and restricted cash, beginning of period	—	387.3	58.2	—	445.5
Cash, cash equivalents, and restricted cash, end of period	—	642.0	61.9	—	703.9

Spirit AeroSystems Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements (unaudited)
($, €, and RM in millions other than per share amounts)

25.  Subsequent Event

On October 31, 2019, Spirit and Spirit AeroSystems Global Holdings Limited, a wholly owned indirect subsidiary of the Company (“Spirit UK”), entered into a definitive agreement (the “Purchase Agreement”) with Bombardier Inc., Bombardier Aerospace Limited, Bombardier Finance Inc. and Bombardier Services Corporation (collectively, the “Sellers”) pursuant to which, subject to the satisfaction or waiver of certain conditions, Spirit UK will acquire the outstanding equity of Short Brothers plc (“Shorts”) and Bombardier Aerospace North Africa SAS, and Spirit will acquire substantially all the assets of the maintenance, repair and overhaul business in Dallas, Texas (collectively, the “Acquired Business”) for cash consideration of $500 million (the “Acquisition”).
The Company, acting through certain of its subsidiaries, has agreed to procure payment of a special contribution of £100 million (approximately $130 million) to the Shorts pension scheme at the time of closing and will assume additional net pension liabilities of approximately $170 million. In addition, Shorts is a party to a repayable investment agreement with the Department for Business, Energy and Industrial Strategy of the Government of the United Kingdom, and Spirit will, at closing, assume, directly or indirectly, Shorts’ financial payment obligations under this agreement, which are approximately $290 million.
The Acquisition, which is expected to close in the first half of 2020, is subject to certain consents, regulatory approvals and customary closing conditions. Closing conditions include, but are not limited to, (i) the absence of certain legal impediments to the consummation of the Acquisition, (ii) the receipt of specified third party consents and approvals, including consents from Airbus SE and its subsidiaries, (iii) the receipt of applicable regulatory approvals, and (iv) the absence of a material adverse change to the Acquired Business. The Purchase Agreement contains customary representations, warranties and covenants among the parties, including, among others, certain covenants by the Sellers regarding the operation of the Acquired Business during the interim period between the execution of the Purchase Agreement and the consummation of the Acquisition. The Acquisition is not conditioned upon the Company’s receipt of debt financing.
The Purchase Agreement provides Spirit, Spirit UK and the Sellers with certain termination rights, including if the consummation of the Acquisition has not occurred on or prior to October 31, 2020.
The foregoing description of the Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Purchase Agreement, which will be filed as an exhibit to the Company’s Annual Report on Form 10-K for 2019.
The representations and warranties and covenants set forth in the Purchase Agreement have been made only for the purposes of the Purchase Agreement and solely for the benefit of the parties to the Purchase Agreement, may be subject to limitations agreed upon by the parties, including being qualified by confidential disclosures made between the parties, and may be subject to standards of materiality applicable to the parties that differ from those applicable to investors. In addition, such representations and warranties were made only as of the dates specified in the Purchase Agreement.

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

Important factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook include, but are not limited to, the following: 1) our ability to continue to grow our business and execute our growth strategy, including the timing, execution, and profitability of new and maturing programs; 2) our ability to perform our obligations under our new and maturing commercial, business aircraft, and military development programs, and the related recurring production, including our ability to meet contractually required production rate increases; 3) our ability to accurately estimate and manage performance, cost, and revenue under our contracts, including our ability to achieve certain cost reductions with respect to the B787 program and other programs; 4) margin pressures and the potential for additional forward losses on new and maturing programs; 5) our ability and our suppliers’ ability to accommodate, and the cost of accommodating, announced increases in the build rates of certain aircraft and expanding model mixes; 6) the effect on aircraft demand and build rates of changing customer preferences for business aircraft, including the effect of global economic conditions on the business aircraft market and expanding conflicts or political unrest; 7) customer cancellations or deferrals as a result of global economic uncertainty or otherwise; 8) the effect of economic conditions in the industries and markets in which we operate in the U.S. and globally and any changes therein, including fluctuations in foreign currency exchange rates; 9) the success and timely execution of key milestones such as the receipt of necessary regulatory approvals, including our ability to obtain any required regulatory or other third party approvals for the consummation of our announced acquisitions of Asco and select Bombardier operations, and customer adherence to their announced schedules; 10) our ability to successfully negotiate, or re-negotiate, future pricing under our supply agreements with Boeing and our other customers; 11) our ability to enter into profitable supply arrangements with additional customers; 12) the ability of all parties to satisfy their performance requirements, including our ability to timely deliver quality products, under existing supply contracts with our two major customers, Boeing and Airbus, and other customers, and the risk of non-payment by such customers; 13) any adverse impact on Boeing’s and Airbus’ production of aircraft resulting from cancellations, deferrals, or reduced orders by their customers or from labor disputes, domestic or international hostilities, acts of terrorism, or government action such as mandatory aircraft fleet grounding; 14) any adverse impact on the demand for air travel or our operations from the outbreak of diseases or epidemic or pandemic outbreaks; 15) our ability to avoid or recover from cyber-based or other security attacks, information technology failures, or other disruptions; 16) returns on pension plan assets and the impact of future discount rate changes on pension obligations; 17) our ability to borrow additional funds or refinance debt; 18) competition from or in-sourcing by commercial aerospace original equipment manufacturers and competition from other aerostructures suppliers; 19) the effect of governmental laws, such as U.S. export control laws and U.S. and foreign anti-bribery laws such as the Foreign Corrupt Practices Act and the United Kingdom Bribery Act, and environmental laws and agency regulations, both in the U.S. and abroad; 20) the effect of changes in tax law, such as the effect of The Tax Cuts and Jobs Act that was enacted on December 22, 2017, and changes to the interpretations of or guidance related thereto, and the Company’s ability to accurately calculate and estimate the effect of such changes; 21) any reduction in our credit ratings; 22) our dependence on our suppliers, as well as the cost and availability of raw materials and purchased components; 23) our ability to recruit and retain a critical mass of highly skilled employees and our relationships with the unions representing many of our employees, including our ability to avoid labor disputes and work stoppages with respect to our union employees; 24) spending by the U.S. and other governments on defense; 25) the possibility that our cash flows and our credit facility may not be adequate for our additional capital needs or for payment of interest on, and principal of, our indebtedness; 26) our exposure under our revolving credit facility to higher interest payments should interest rates increase substantially; 27) the effectiveness of any interest rate hedging programs; 28) the effectiveness of our internal control over financial reporting; 29) the outcome or impact of ongoing or future litigation, claims, and regulatory actions; 30) our exposure to potential product liability and warranty claims; 31) the consummation of our announced acquisition of select Bombardier operations in a timely fashion and the realization of the expected revenues of the acquired Bombardier operations, 32) our ability to effectively assess, manage and integrate acquisitions that we pursue, including our ability to successfully integrate the Asco business and select Bombardier operations, and generate synergies and other cost savings therefrom; 33) the consummation of our announced acquisition of Asco while avoiding any unexpected costs, charges, expenses, and adverse changes to business relationships and other business disruptions for ourselves and Asco as a result of the acquisition; 34) our ability to continue selling certain receivables through our supplier financing programs; 35) the risks of doing business internationally, including fluctuations in foreign currency exchange rates, impositions of tariffs or embargoes, trade restrictions, compliance with foreign laws, and domestic and foreign government policies; 36) prolonged periods of inflation where we do not have adequate inflation protection in our customer contracts, among other things; and 37) the timing and conditions surrounding the return to service of the 737 MAX fleet and related impacts on our production rate.

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

Management’s Focus

Our 2019 focus continues to revolve around our operational execution, with a focus on safety and quality, and managing through the issues presented by the B737 MAX grounding. In addition, we will continue to pursue organic and inorganic options for growth as the global market continues to evolve.

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

We continue to work very closely with Boeing and our supply base to minimize the disruption to our operations as a result of the grounding of the B737 MAX fleet as much as possible. The change from the planned rate of 57 aircraft per month to 52 aircraft per month created significant disruption in a complex production system and resulted in increased costs and impacted program margins. During the second quarter of 2019, we implemented many cost reducing efforts to mitigate the impact from the B737 MAX grounding, including reducing overtime and the use of contractors, offering an early retirement program, and reducing other operating expenses.

The B737 MAX fleet has now been grounded for over six months. For so long as the grounding of the B737 MAX fleet continues, there may be further reductions in the production rate, including a temporary shutdown in production. To the extent that the grounding of the B737 MAX fleet continues for an extended period of time and Spirit is required to further reduce its production rate on the B737 MAX aircraft, Spirit’s business, financial condition, results of operations and cash flows could be materially adversely impacted.

Results of Operations

The following table sets forth, for the periods indicated, certain of our operating data:

	Three Months Ended		Nine Months Ended
	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
	($ in millions)		($ in millions)
Revenue	$1,919.9	$1,813.7	$5,903.8	$5,386.7
Cost of sales	1,647.6	1,543.1	5,029.1	4,601.3
Gross profit	272.3	270.6	874.7	785.4
Selling, general and administrative	53.6	37.3	173.6	154.5
Research and development	12.6	10.8	36.0	31.3
Operating income	206.1	222.5	665.1	599.6
Interest expense and financing fee amortization	(23.6)	(24.2)	(66.1)	(60.3)
Other (expense) income, net	(9.5)	7.4	(11.9)	(0.8)
Income before income taxes and equity in net income of affiliate	173.0	205.7	587.1	538.5
Income tax provision	(41.7)	(36.9)	(124.7)	(99.7)
Income before equity in net income of affiliate	131.3	168.8	462.4	438.8
Equity in net income of affiliate	—	—	—	0.6
Net income	$131.3	$168.8	$462.4	$439.4

Comparative shipset deliveries by model are as follows:

	Three Months Ended		Nine Months Ended
Model	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
B737	154	160	453	457
B747	2	1	5	4
B767	9	8	25	23
B777	15	11	44	32
B787	40	33	124	108
Total Boeing	220	213	651	624
A220 (1)	8	6	26	6
A320 Family	160	165	510	488
A330	9	13	27	46
A350	23	19	81	71
A380	—	1	1	4
Total Airbus	200	204	645	615
Business and Regional Jets (1)	17	14	43	56
Total	437	431	1,339	1,295

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

Net revenues by prime customer are as follows:

	Three Months Ended		Nine Months Ended
Prime Customer	September 26, 2019	September 27, 2018	September 26, 2019	September 27, 2018
	($ in millions)		($ in millions)
Boeing	$1,542.0	$1,465.5	$4,705.1	$4,262.2
Airbus	284.1	263.8	934.0	869.0
Other	93.8	84.4	264.7	255.5
Total net revenues	$1,919.9	$1,813.7	$5,903.8	$5,386.7

Changes in Estimates

During the third quarter of 2019, we recognized total changes in estimates of $(41.8) million, which included net forward losses of $28.8 million, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2019 of $13.0 million. During the same period in the prior year, we recognized total changes in estimates of $(13.5) million, which included net forward loss charges of $(0.5) million, and unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2018 of $(13.0) million.

Three Months Ended September 26, 2019 as Compared to Three Months Ended September 27, 2018

Revenue.  Revenues for the three months ended September 26, 2019 were $1,919.9 million, an increase of $106.2 million, or 5.9%, compared to net revenues of $1,813.7 million for the same period in the prior year. Higher revenues were recorded for all segments during the third quarter of 2019 compared to the same period in the prior year. The increase in revenues was primarily due to higher production activity on the B777, B787, and A350 XWB programs, favorable model mix on the B737, increased Global Customer Support and Services (“GCS&S”) activity, and increased revenue recognized on the B787 due to contractual terms agreements, partially offset by decreased production activity on the B737 program and decreased revenue from certain non-recurring Boeing programs. Approximately 95% of Spirit’s net revenues for the third quarter of 2019 came from our two largest customers, Boeing and Airbus.

Total production deliveries to Boeing increased to 220 shipsets during the third quarter of 2019, compared to 213 shipsets delivered in the same period of the prior year, primarily driven by increased production on the B777 and B787 programs, partially offset by decreased production on the B737 program. Total production deliveries to Airbus decreased slightly to 200 shipsets during the third quarter of 2019, compared to 204 shipsets delivered in the same period of the prior year, primarily driven by decreased production of the A320 and A330 programs, partially offset by increased A350 XWB deliveries. Total production deliveries of business/regional jet wing and wing components increased to 17 shipsets during the third quarter of 2019, compared to 14 shipsets delivered in the same period of the prior year. In total, production deliveries increased slightly to 437 shipsets during the third quarter of 2019, compared to 431 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $272.3 million for the three months ended September 26, 2019, compared to $270.6 million for the same period in the prior year. This increase was driven by increased margins recognized on the B737 and B777 programs and favorable model mix on the B737, partially offset by decreased non-recurring activity and net forward losses of $32.6 million recognized on the B787 program due to publicly announced rate reductions. In the third quarter of 2019, we recognized $13.0 million of unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2019, and $28.8 million of net forward loss charges. In the same period of 2018, we recorded $13.0 million of unfavorable cumulative catch-up adjustments related to periods prior to the third quarter of 2018, and $0.5 million of net forward loss charges.

SG&A and Research and Development.  SG&A expense was $16.3 million higher for the three months ended September 26, 2019, compared to the same period in the prior year due to an increase in bid & proposal related expenses and the absence of the recovery of legal fees related to a court decision recorded in the third quarter of 2018. Research and development expense was $1.8 million higher for the three months ended September 26, 2019, compared to the same period in the prior year.

Operating Income.  Operating income for the three months ended September 26, 2019 was $206.1 million, a decrease of $16.4 million, or (7.4)% compared to operating income of $222.5 million for the same period in the prior year. The decrease in operating income was primarily driven by increased SG&A and research and development expenses.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the three months ended September 26, 2019 includes $19.9 million of interest and fees paid or accrued in connection with long-term debt and $0.9 million in amortization of deferred financing costs and original issue discount, compared to $16.5 million of interest and fees paid or accrued in connection with long-term debt and $6.2 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. During the third quarter of 2018, we redeemed the remaining portion of the $300.0 million outstanding Senior Notes due in 2022 (following a tender offer for such notes) and replaced our prior credit agreement with the 2018 Credit Agreement. As a result, we recognized a loss on extinguishment of existing bonds and revolver of $5.4 million.

Other (Expense) Income, net. Other expense, net for the three months ended September 26, 2019 was $9.5 million, compared to Other income, net of $7.4 million for the same period in the prior year. Other expense, net during the third quarter of 2019 was primarily driven by losses on foreign currency revaluation as well as net losses on the sale of receivables, partially offset by recurring pension income and the partial reversal of expenses related to a voluntary retirement program recorded in the second quarter of 2019. Other income, net during the third quarter of 2018 was primarily driven by recurring pension income, partially offset by net losses on the sale of receivables.

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

The income tax provision for the three months ended September 26, 2019 includes $39.5 million for federal taxes, ($2.7) million for state taxes, and $4.9 million for foreign taxes. The income tax provision for the three months ended September 27, 2018 includes $35.3 million for federal taxes, ($1.5) million for state taxes, and $3.1 million for foreign taxes. The effective tax rate for the three months ended September 26, 2019 was 24.1% as compared to 17.9% for the same period in 2018. The difference in the effective tax rate recorded for 2019 as compared to 2018 is related primarily to the current year impact of a reduction in state tax credits, a reduction in the federal R&D tax credit, decreased benefit for share based compensation excess tax benefit, decreased impact for GILTI. Additionally, there were discrete items reported in the current quarter resulting in additional income tax in the current year related to the finalization of the 2018 amounts related to GILTI and the federal R&D tax credit reported in the tax return as agreed upon with the IRS in the course of the Company's participation in the CAP program. The decrease from the U.S. statutory tax rate is attributable primarily to the generation of state income tax and federal research credits, share based compensation excess tax benefit, GILTI inclusion, and foreign tax rates lower than the U.S. rate.

Segments.  The following table shows segment revenues and operating income for the three months ended September 26, 2019 and September 27, 2018:

	Three Months Ended
	September 26, 2019	September 27, 2018
	($ in millions)
Segment Revenues
Fuselage Systems	$1,005.3	$991.0
Propulsion Systems	520.9	442.4
Wing Systems	391.0	378.6
All Other	2.7	1.7
	$1,919.9	$1,813.7
Segment Operating Income
Fuselage Systems	$105.8	$134.8
Propulsion Systems	111.7	76.2
Wing Systems	53.9	58.6
All Other	1.3	1.3
	272.7	270.9
SG&A	(53.6)	(37.3)
Research and development	(12.6)	(10.8)
Unallocated cost of sales (1)	(0.4)	(0.3)
Total operating income	$206.1	$222.5

(1) Includes $0.4 million and $0.9 million of warranty expense for the three months ended September 26, 2019 and September 27, 2018, respectively.

Fuselage Systems, Propulsion Systems, Wing Systems, and All Other represented approximately 52%, 27%, 20% and less than 1%, respectively, of our net revenues for the three months ended September 26, 2019.

Fuselage Systems.  Fuselage Systems segment net revenues for the three months ended September 26, 2019 were $1,005.3 million, an increase of $14.3 million, or 1%, compared to the same period in the prior year. The increase was primarily due to higher production activity on the B777, B787, and A350 XWB programs, increased GCS&S activity, and increased revenue recognized on the B787 program due to contractual terms agreements, partially offset by decreased production on the B737 program and lower revenue recognized on certain non-recurring programs. Fuselage Systems segment operating margins were 11% for the three months ended September 26, 2019, compared to 14% for the same period in the prior year, primarily due to lower margins recognized on the B737 program and net forward loss charges recorded in the third quarter of 2019, partially offset by increased profit on GCS&S activity. In the third quarter of 2019, the segment recorded unfavorable cumulative catch-up adjustments of $14.4 million and net forward loss charges of $18.8 million. In comparison, during the third quarter of 2018, the segment recorded unfavorable cumulative catch-up adjustments of $12.0 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the three months ended September 26, 2019 were $520.9 million, an increase of $78.5 million, or 18%, compared to the same period in the prior year. The increase was primarily due to increased production activity on the B777 and B787 programs, favorable model mix on the B737, and increased revenue recognized on the B787 program due to contractual terms agreements, partially offset by decreased activity on non-recurring programs. Propulsion Systems segment operating margins were 21% for the three months ended September 26, 2019, compared to 17% for the same period in the prior year. This increase was primarily driven by favorable model mix on the B737 program, partially offset by net forward loss charges recorded in the third quarter of 2019. The segment recorded favorable cumulative catch-up adjustments of $1.8 million and net forward losses of $4.0 million for the three months ended September 26, 2019. In comparison, during the same period of the prior year, the segment recorded unfavorable cumulative catch-up adjustments of $2.4 million and net forward loss charges of $0.8 million.

Wing Systems.  Wing Systems segment net revenues for the three months ended September 26, 2019 were $391.0 million, an increase of $12.4 million, or 3%, compared to the same period in the prior year. The increase was primarily due to increased production activity on the B737, B777, B787 and A350 programs and increased revenue recognized on the B787 program due to contractual terms agreements; partially offset by decreased production on the A320 program. Wing Systems segment operating margins were 14% for the three months ended September 26, 2019, compared to 15% for the same period in the prior year. In the third quarter of 2019, the segment recorded unfavorable cumulative catch-up adjustments of $0.4 million and net forward losses of $6.0 million. In comparison, during the third quarter of 2018, the segment recorded $0.3 million of favorable changes in estimates on loss programs as well as favorable cumulative catch-up adjustments of $1.4 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services and natural gas revenues from the Kansas Industrial Energy Supply Company ("KIESC"), a tenancy in common with other Wichita companies established to purchase natural gas where we are a major participant. In the three months ended September 26, 2019, All Other segment net revenues were $2.7 million, an increase of $1.0 million compared to the same period in the prior year, primarily due to non-recurring revenue.

Nine Months Ended September 26, 2019 as Compared to Nine Months Ended September 27, 2018

Net Revenues.  Net revenues for the nine months ended September 26, 2019 were $5,903.8 million, an increase of $517.1 million, or 10%, compared to net revenues of $5,386.7 million for the same period in the prior year. Higher revenues were recorded for all segments during the first nine month of 2019 as compared to the same period in the prior year. The increase in net revenues was primarily due to higher production deliveries of the B737, B777, B787, and A350 XWB programs, increased GCS&S activity, and increased revenue recognized on the B787 due to contractual terms agreements, partially offset by decreased work on certain non-recurring Boeing programs. Approximately 96% of Spirit’s net revenues for the first nine months of 2019 came from our two largest customers, Boeing and Airbus.

Production deliveries to Boeing increased to 651 shipsets during the first nine months of 2019, compared to 624 shipsets delivered in the same period of the prior year, primarily driven by increased production on the B777 and B787 programs. Production deliveries to Airbus increased to 645 shipsets during the first nine months of 2019, compared to 615 shipsets delivered in the same period of the prior year, primarily driven by higher production of the A320 and A350 XWB programs and the transfer of the A220 program to total Airbus deliveries starting in the third quarter of 2018, partially offset by lower A330 deliveries. Production deliveries of business/regional jet wing and wing components decreased to 43 shipsets during the first nine months of 2019, compared to 56 shipsets delivered in the same period of the prior year as a result of the transfer of the A220 program to total Airbus deliveries starting in the third quarter of 2018. In total, production deliveries increased by 3% to 1,339 shipsets during the first nine months of 2019, compared to 1,295 shipsets delivered in the same period of the prior year.

Gross Profit.  Gross profit was $874.7 million for the nine months ended September 26, 2019, as compared to $785.4 million for the same period in the prior year. The increase in gross profit was primarily driven by increased margins recorded on the B737, B777, and A350 XWB programs, partially offset by lower margins recognized on the A320 program and net forward loss charges of $32.6 million recognized on the B787 program due to publicly announced rate reductions.

SG&A and Research and Development.  SG&A expense was $19.1 million higher for the nine months ended September 26, 2019, compared to the same period in the prior year primarily due to an increase in bid & proposal related expenses and the absence of the recovery of legal fees related to a court decision recorded in the third quarter of 2018. Research and development expense was $4.7 million higher for the nine months ended September 26, 2019, compared to the same period in the prior year primarily due to more internal projects underway.

Operating Income.  Operating income for the nine months ended September 26, 2019 was $665.1 million, an increase of $65.5 million, or 10.9%, compared to operating income of $599.6 million for the same period in the prior year.

Interest Expense and Financing Fee Amortization.  Interest expense and financing fee amortization for the nine months ended September 26, 2019 includes $57.4 million of interest and fees paid or accrued in connection with long-term debt and $2.7 million in amortization of deferred financing costs and original issue discount, compared to $37.9 million of interest and fees paid or accrued in connection with long-term debt and $17.6 million in amortization of deferred financing costs and original issue discount for the same period in the prior year. During the third quarter of 2018, we redeemed the remaining portion of the $300.0 million outstanding Senior Notes due in 2022 (following a tender offer for such notes) and replaced our prior credit agreement with the 2018 Credit Agreement. As a result, we recognized a loss on extinguishment of $14.4 million.

Other (Expense) Income, net. Other expense for the nine months ended September 26, 2019 was $11.9 million, compared to Other expense of $0.8 million for the same period in the prior year. Other expense during 2019 was primarily driven by losses on foreign currency as the U.S. Dollar strengthened against the Euro, net losses on sales of receivables, and expenses related to a voluntary retirement program offered by the Company in the second quarter of 2019, partially offset by a gain on proceeds from a litigation settlement and recurring pension income. Other expense for the nine months ended September 27, 2018 was primarily driven by losses on foreign currency forward contracts as the U.S. Dollar strengthened against the Euro and net losses on sales of receivables, partially offset by recurring pension income.

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

The income tax provision for the nine months ended September 26, 2019 includes $112.7 million for federal taxes, ($2.8) million for state taxes, and $14.7 million for foreign taxes. The income tax provision for the nine months ended September 27, 2018 included $89.2 million for federal taxes, ($0.1) million for state taxes, and $10.6 million for foreign taxes. The effective tax rate for the nine months ended September 26, 2019 was 21.2% as compared to 18.5% in 2018. The difference in the effective tax rate recorded for 2019 as compared to 2018 is related primarily to the current year impact of a reduction in state tax credits, a reduction in the federal R&D tax credit, decreased benefit for share based compensation excess tax benefit, decreased impact for GILTI. Additionally, there were discrete items reported in the quarter resulting in additional income tax in the current year related to the finalization of the 2018 amounts related to GILTI and the federal R&D tax credit reported in the tax return as agreed upon with the IRS in the course of the Company's participation in the CAP program. The decrease from the U.S. statutory tax rate is attributable primarily to the generation of state income tax and federal research credits, share based compensation excess tax benefit, GILTI inclusion, and foreign tax rates lower than the U.S. rate.

Segments.  The following table shows segment revenues and operating income for the nine months ended September 26, 2019 and September 27, 2018:

	Nine Months Ended
	September 26, 2019	September 27, 2018
	($ in millions)
Segment Revenues
Fuselage Systems	$3,171.7	$2,983.4
Propulsion Systems	1,525.5	1,259.6
Wing Systems	1,197.4	1,138.6
All Other	9.2	5.1
	$5,903.8	$5,386.7
Segment Operating Income
Fuselage Systems	$380.5	$417.7
Propulsion Systems	304.9	203.9
Wing Systems	177.1	166.1
All Other	2.5	0.3
	865.0	788.0
Corporate SG&A	(173.6)	(154.5)
Research and development	(36.0)	(31.3)
Unallocated cost of sales(1)	9.7	(2.6)
Total operating income	$665.1	$599.6

(1)	Includes $10.1 million reversal of warranty expense and $2.0 million of warranty expense for the nine months ended September 26, 2019 and September 27, 2018, respectively.

Fuselage Systems.  Fuselage Systems segment net revenues for the nine months ended September 26, 2019 were $3,171.7 million, an increase of $188.3 million, or 6%, compared to the same period in the prior year. The increase was primarily due to increased production activities on the B737, B777, B787, and A350 XWB programs, favorable model mix on the B737 program, increased GCS&S work, and increased revenue recognized on the B787 program due to contractual terms agreements, partially offset by decreased revenue recognized on certain non-recurring Boeing programs. Fuselage Systems segment operating margins were 12% for the nine months ended September 26, 2019, compared to 14% for the same period in the prior year. The decrease was primarily driven by decreased margins recognized on the B737 program and additional net forward losses recognized on the B787 program. In the first nine months of 2019, the segment recorded unfavorable cumulative catch-up adjustments of $2.0 million and net forward losses of $13.8 million. In comparison, during the first nine months of 2018, the segment recorded net forward loss charges of $1.5 million and unfavorable cumulative catch-up adjustments of $3.0 million.

Propulsion Systems.  Propulsion Systems segment net revenues for the nine months ended September 26, 2019 were $1,525.5 million, an increase of $265.9 million, or 21%, compared to the same period in the prior year. The increase is primarily related to increased production on the B777, B787, and A220 programs, favorable model mix on the B737 program, and increased revenue recognized on the B787 program due to contractual terms agreements. Propulsion Systems segment operating margins were 20% for the nine months ended September 26, 2019, compared to 16% for the same period in the prior year. The increase in margins was primarily driven by an increase in margins recognized on the B737 program, partially offset by net forward losses recorded on the B787 program. In the first nine months of 2019, the segment recorded unfavorable cumulative catch-up adjustments of $1.5 million and net forward loss charges of $3.1 million. In comparison, during the first nine months of 2018, the segment recorded favorable cumulative catch-up adjustments of $0.9 million.

Wing Systems.  Wing Systems segment net revenues for the nine months ended September 26, 2019 were $1,197.4 million, an increase of $58.8 million, or 5%, compared to the same period in the prior year. The increase was primarily due to increased production on the B737, B777, B787, A320, and A350 programs and increased revenue recognized on the B787 program due to contractual terms agreements, partially offset by foreign exchange losses, decreased revenue recognized on the A320 program, and net forwarded losses recognized on the B787 program. Wing Systems segment operating margins were 15% for both the nine months ended September 26, 2019 and September 27, 2018. In the first nine months of 2019, the segment recorded favorable cumulative catch-up adjustments of $1.7 million and net forward losses of $4.9 million. In comparison, during the first nine months of 2018, the segment recorded favorable cumulative catch-up adjustments of $0.9 million and net forward loss charges of $0.2 million.

All Other.  All Other segment net revenues consist of sundry sales of miscellaneous services and natural gas revenues from KIESC. In the nine months ended September 26, 2019, All Other segment net revenues were $9.2 million, an increase of $4.1 million compared to the same period in the prior year, primarily due to increased non-recurring revenue. The All Other segment recorded 27% operating margins for the nine months ended September 26, 2019.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate cash to fund our operating, investing, and financing activities. Our principal source of liquidity is operating cash flows from continuing operations.

We expend significant capital as we undertake new programs, meet increased production rates on certain mature and maturing programs, and develop new technologies for the next generation of aircraft, which may not be funded by our customers. In addition, other significant factors that affect our overall management of liquidity include: debt service, redemptions of debt, the ability to attract long-term capital at satisfactory terms, research and development, capital expenditures, share repurchases, dividend payments, and merger and acquisition activities, such as the Asco acquisition and other acquisitions we may pursue in the future.

As of September 26, 2019, we had $1,477.3 million of cash and cash equivalents on the balance sheet. In addition we have $800.0 million of available borrowing capacity under our 2018 Revolver. There were no borrowings or outstanding balances under our 2018 Revolver as of September 26, 2019.

On October 24, 2018, the Board of Directors approved an increase to the existing share repurchase program of approximately $800.0 million, resulting in a total program authorization of $1.0 billion. As of September 26, 2019, we had approximately $925.0 million remaining in our share repurchase program. Beginning in the second quarter of 2019, we temporarily paused our share repurchases pending further clarity on the B737 MAX return to service.

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

Cash Flows

The following table provides a summary of our cash flows for the nine months ended September 26, 2019 and September 27, 2018:

	For the Nine Months Ended
	September 26, 2019	September 27, 2018
	($ in millions)
Net cash provided by operating activities	$718.6	$567.4
Net cash used in investing activities	(118.7)	(168.1)
Net cash provided/(used) in financing activities	113.5	(141.1)
Effect of exchange rate change on cash and cash equivalents	(13.5)	0.2
Net increase in cash, cash equivalents and restricted cash for the period	699.9	258.4
Cash, cash equivalents, and restricted cash beginning of period	794.1	445.5
Cash, cash equivalents, and restricted cash, end of period	$1,494.0	$703.9

Nine Months Ended September 26, 2019 as Compared to Nine Months Ended September 27, 2018

Operating Activities. For the nine months ended September 26, 2019, we had a net cash inflow of $718.6 million from operating activities, an increase of $151.2 million compared to a net cash inflow of $567.4 million for the same period in the prior year. The increase in net cash provided by operating activities was primarily due to higher revenues.

Investing Activities. For the nine months ended September 26, 2019, we had a net cash outflow of $118.7 million for investing activities, a decrease in outflow of $49.4 million compared to a net cash outflow of $168.1 million for the same period in the prior year. The decrease in cash outflow is due to decreased capital expenditures during the first nine months of 2019.

Financing Activities. For the nine months ended September 26, 2019, we had a net cash inflow of $113.5 million for financing activities, an increase in inflow of $254.6 million, compared to a net cash outflow of $141.1 million for the same period in the prior year. This increase in cash inflow is due to a Delayed Draw Term Loan of $250.0 million, which was drawn during the first quarter of 2019. During the nine months ended September 26, 2019, we repurchased 796,409 shares of our Common Stock for $75.0 million, compared to 8,157,287 shares repurchased for $805.8 million during the same period in the prior year. Additionally, during the nine months ended September 26, 2019, we paid a dividend of $37.8 million to our stockholders of record, compared to a dividend of $35.4 million paid in the same period in the prior year.

Pension and Other Post-Retirement Benefit Obligations

Our U.S. pension plan remained fully funded at September 26, 2019, and we anticipate non-cash pension income for 2019 to remain at or near the same level as 2018. Our plan investments are broadly diversified and we do not anticipate a near-term requirement to make cash contributions to our U.S. pension plan. See Note 16, Pension and Other Post-Retirement Benefits, for more information on the Company’s pension plans.

Interest Rate Swaps

On March 15, 2017, the Company entered into an interest rate swap agreement, with an effective date of March 31, 2017. The swaps have a notional value of $250.0 million and fix the variable portion of the Company’s floating rate debt at 1.815%.

The fair value of the interest rate swaps, net was a liability of $0.1 million as of September 26, 2019. For the nine months ended September 26, 2019, the Company recorded a loss related to swap activity of $2.3 million.

Foreign Currency Risks

A significant portion of the purchase price in the Asco acquisition is payable in Euros and, accordingly, movements in the Euro exchange rate could cause the purchase price to fluctuate, affecting our cash flows. To minimize the risk of currency exchange rate movements on the Company’s cash flows, the Company entered into foreign currency forward contracts; however the Company has not designated these forward contracts as a hedge and has not applied hedge accounting to them. During the second quarter of 2018, the Company entered into a foreign currency forward contract in the amount of $580.0 million; this foreign currency forward contract was net settled in the third quarter of 2018 and a new contract was entered during the fourth quarter of 2018 in the amount of $568.3 million; this contract was net settled and a third contract was entered into with a settlement date in the first quarter of 2019 in the amount of $547.7 million. The third contract was settled at the end of the first quarter of 2019 and a fourth contract was entered into in the amount of $542.1 million and settled in the second quarter of 2019. There is no remaining asset or liability as of September 26, 2019 related to the foreign currency forward contract. The Company recorded a net loss related to this activity of $16.7 million for the nine months ended September 26, 2019.

Debt and Other Financing Arrangements

During the first quarter of 2019, we drew $250.0 million on the Delayed Draw Term Loan. As of September 26, 2019, the outstanding balance of the term loans under the 2018 Credit Agreement was $451.1 million and the carrying value was $449.8 million.

The carrying value of the Floating Rate Notes, 2023 Notes, and 2028 Notes was $298.9 million, $298.2 million, and $693.9 million as of September 26, 2019, respectively.

The carrying value of the 2026 Notes was $297.7 million as of September 26, 2019.

See Note 15, Debt, to our condensed consolidated financial statements included in Part I of this Quarterly Report for more information.

Advance Payments

Advances on the B737 Program.  Boeing has made advance payments to Spirit under the B737 Supply Agreement that are required to be repaid at a future date that has yet to be determined. As of September 26. 2019, the amount of advance payments received by us from Boeing under the B737 Supply Agreement and not yet repaid was approximately $123.0 million. Advance repayment will occur over deliveries in future years.

Advances on the B787 Program.  Boeing has made advance payments to Spirit under the B787 Supply Agreement that are required to be repaid to Boeing by way of offset against the purchase price for future shipset deliveries. As of September 26, 2019, the amount of advance payments received by us from Boeing under the B787 Supply Agreement and not yet repaid was approximately $231.9 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2019 and have concluded that these disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management of the Company, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 26, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Asco

On October 28, 2019, the Company and Spirit Belgium entered into the Amendment. The Amendment was primarily entered into in order to extend the long-stop date (the date upon which the Purchase Agreement will automatically terminate in the event that conditions to the Acquisition are not satisfied or waived) from October 29, 2019 to April 4, 2020 and to further address the previously disclosed large-scale ransomware attack that disabled Asco’s IT systems and forced a substantial portion of Asco’s production to be suspended (the “Cyberattack”). In addition to extending the long-stop date to April 4, 2020, the Amendment reduces the purchase price for the Acquisition to $420 million, reduces the Sellers’ indemnification obligations under the Purchase Agreement to $80 million (except with respect to damages resulting or arising from the termination of certain commercial agreements), provides that closing will occur on April 3, 2020, and removes the closing condition precedent that a “Material Adverse Change” in Asco’s business has not occurred since May 1, 2018. . The Amendment incorporates other amendments to the Purchase Agreement agreed among the Parties to date.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which is filed as an exhibit hereto.

Issuance Ratification

On March 1, 2019, the Company issued 11,959 share of its Common Stock to a participant in its Long-Term Incentive Plan (the "LTIP"), which shares were putative stock for purposes of Delaware law that the Board of Directors failed to validly authorize the issuance thereof prior to such issuance. On October 23, 2019, the Board of Directors adopted resolutions approving the ratification of the issuance of such shares of Common Stock pursuant to Section 204 of the Delaware General Corporation Law (the "Ratification"). Any claim that any defective corporate act of putative stock ratified pursuant to the Ratification is void or voidable due to the failure of authorization, or that the Delaware Court of Chancery should declare in its discretion that the Ratification is accordance with Section 204 of the Delaware General Corporation Law not be effective or be effective only on certain conditions, must be brought before the Delaware Court of Chancery within 120 days from the later of (i) the validation effective time (which was October 23, 2019) and (ii) the giving of this notice (which is deemed given on the date that this Form 10-Q is filed with the SEC).

Item 6.  Exhibits

Exhibit Number	Exhibit

10.1*††	Amendment 44 to Special Business Provisions MS-65530-0016, between the Boeing Company and Spirit AeroSystems, Inc., dated as of July 19, 2019.

10.2*††	Amendment No. 30 to B787 Special Business Provisions (CBP) BCA-MS-65530-0019, between the Boeing Company and Spirit AeroSystems, Inc., dated as of August 12, 2019.

10.3*
Amended and Restated Agreement for the Sale and Purchase of Shares of S.R.I.F. N.V., dated October 28, 2019 (as amended), by and between Christian Boas, Emilie Boas, DREDA, Sylvie Boas, Spirit AeroSystems Belgium Holdings BVBA, and Spirit AeroSystems Holdings, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Indicates management contract or compensation plan or arrangement.

††	Indicates that confidential portions of the exhibit have been omitted in accordance with the rules of the Securities and Exchange Commission.

*	Filed herewith.

**	Furnished herewith.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AEROSYSTEMS HOLDINGS, INC.

Signature	Title	Date

/s/ Jose Garcia	Senior Vice President and Chief Financial	October 31, 2019
Jose Garcia	Officer (Principal Financial Officer)

Signature	Title	Date

/s/ John Gilson	Vice President and Corporate Controller (Principal Accounting Officer)	October 31, 2019
John Gilson